Form 10QSB
period 1996-06-30
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 1996-08-14
CIK 873198

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

                    [X] QUARTERLY REPORT UNDER SECTION 13 OR
                   15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended JUNE 30, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                         Commission File Number 0-28238

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
       (Exact Name of Small Business Issuer as Specified in its Charter)

                   DELAWARE                                     54-1521616
       (State or Other Jurisdiction of               (I.R.S. Employer Identification
        Incorporation or Organization)                           Number)

                 45472 HOLIDAY DRIVE, STERLING, VIRGINIA 20166
                    (Address of Principal Executive Offices)

                                 (703) 709-7788
                (Issuer's Telephone Number, Including Area Code)

                  ____________________________________________
                    (Former Name, Former Address and Former
                   Fiscal Year, if Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X NO___

Number of shares of common stock, par value $.001 per share, outstanding at August 13, 1996: 3,342,483

Transitional Small Business Disclosure Format (check one): YES ___ NO  X

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                          PAGE
  Item 1.  Financial Statements
     Balance Sheets at June 30, 1996 and June 30, 1995................................    3
     Statements of Income for Three Month Periods Ended June 30, 1996 and June 30,
      1995; and Six Month Periods Ended June 30, 1996 and June 30, 1995...............    5
     Statements of Cash Flows for Periods Ended June 30, 1996 and June 30, 1995.......    6
     Notes to Financial Statements....................................................    7
  Item 2.  Management's Discussion and Analysis of Results of Operations..............    8
PART II.  OTHER INFORMATION
  Item 6.  Exhibits and Reports on Form 8-K...........................................   10
Signature.............................................................................   11
Exhibit 11 -- Statement re Computation of Per Share Earnings..........................   13

Exhibit 27 -- Financial Data Schedule.................................................   15

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                                 BALANCE SHEETS
                             JUNE 30, 1996 AND 1995
                                   UNAUDITED

                                                                      JUNE 30,      JUNE 30,
                                                                        1996          1995
                                                                     ----------     ---------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.......................................   $3,080,644     $  11,615
  Accounts receivable.............................................      155,500        38,222
  Inventories:
     Raw materials................................................      189,699        45,950
     Work in process..............................................       88,330         1,635
     Finished goods...............................................       31,389        60,908
  Prepaid expenses................................................       21,167        42,291
                                                                     ----------     ---------
          Total current assets....................................   $3,566,729     $ 200,621
PROPERTY AND EQUIPMENT
  Leasehold improvements..........................................   $  114,494     $ 114,494
  Manufacturing equipment.........................................       63,477        44,235
  Office furniture and equipment..................................       61,150        38,416
  Land............................................................      255,224        --
  Construction in process.........................................      253,010        --
  Less accumulated depreciation...................................     (177,304)     (156,962)
                                                                     ----------     ---------
                                                                     $  570,051     $  40,183
                                                                     ----------     ---------
OTHER ASSETS
  Certifications and patents......................................   $  119,749     $ 110,205
  Less accumulated amortization...................................     (115,781)      (89,813)
                                                                     ----------     ---------
                                                                     $    3,968     $  20,392
  Deposits........................................................       16,625         5,326
                                                                     ----------     ---------
                                                                     $   20,593     $  25,718
          Total assets............................................   $4,157,373     $ 266,522
                                                                     ==========     =========

See Notes to Financial Statements

                                                                     JUNE 30,       JUNE 30,
                                                                       1996           1995
                                                                     ---------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Notes payable..................................................   $       --    $    67,800
  Notes payable -- related parties...............................        1,200        110,610
  Accounts payable...............................................      523,764        368,512
  Customer deposits..............................................        3,212             --
  Accrued expenses...............................................       57,597         51,581
                                                                    ----------    -----------
       Total current liabilities.................................   $  585,773    $   598,503
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par value $0.001, authorized 15,000,000 shares, issued and outstanding 3,342,483 shares in 1996; par value
     $1.00, authorized 5,000,000 shares, issued and outstanding
     357,900 shares in 1995......................................   $    3,342    $       358
  Additional paid-in capital, including contributed services of
     $37,500 in 1996 and $50,000 in 1995.........................    4,121,932      1,798,548
  Less notes receivable for the purchase of common stock.........      (33,080)            --
  Preferred stock, $.20 par value, authorized 1,000,000 shares;
     no shares issued and outstanding in 1996 and 1995...........           --             --
  Accumulated deficit since December 7, 1995, (termination of S corporation status in which a deficit of $2,320,227 was
     applied against additional paid-in capital).................     (520,594)            --
  Accumulated deficit............................................           --     (2,130,888)
                                                                    ----------    -----------
       Total stockholders' equity (deficit)......................   $3,571,600    $  (331,982)
       Total liabilities and stockholders' equity (deficit)......   $4,157,373    $   266,522
                                                                    ==========    ===========


See Notes to Financial Statements

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                              STATEMENTS OF INCOME
                   FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 1996 AND 1995
                                   UNAUDITED

                                                THREE MONTH PERIODS        SIX MONTH PERIODS ENDED
                                                  ENDED JUNE 30,                 JUNE 30,
                                              -----------------------     -------------------------
                                                 1996          1995           1996          1995
                                             ----------    ----------     ----------     ----------
Sales....................................... $  329,259    $  206,293     $  869,283     $  340,921
Cost of goods sold..........................    277,973       230,019        772,175        403,756
                                             ----------    ----------     ----------     ----------
  Gross profit (loss)....................... $   51,286    $  (23,726)    $   97,108     $  (62,835)
General and administrative expenses.........    179,843        86,353        317,760        188,478
Selling expenses............................    124,479        19,493        283,796         46,006
                                              ---------     ---------     ----------     ----------
  Operating loss............................ $ (253,036)   $ (129,572)    $ (504,448)    $ (297,319)
Financial income (expense):
  Interest income...........................      6,922        --              7,916         --
  Interest expense..........................     (7,557)       (7,630)        (9,106)       (11,102)
                                             ----------    ----------     ----------     ---------
  Loss before income taxes.................. $ (253,671)   $ (137,202)    $ (505,638)    $ (308,421)
Income taxes................................      --            --             --            --
                                             ----------    ----------     ----------     ----------
  Net loss.................................. $ (253,671)   $ (137,202)    $ (505,638)    $ (308,421)
                                             ==========    ==========     ==========     ==========
Primary loss per common and common
  equivalent shares......................... $     (.08)   $     (.05)    $     (.17)    $     (.11)
Fully diluted loss per common and common
  equivalent shares......................... $     (.08)   $     (.05)    $     (.17)    $     (.11)
Weighted Average Shares Outstanding......... $3,309,733    $2,820,983     S3,065,358     $2,820,983
  No dividends paid.


See Notes to Financial Statements

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   UNAUDITED

                                                                      JUNE 30,      JUNE 30,
                                                                        1996          1995
                                                                     ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss.......................................................    $ (505,638)    $(308,421)
  Adjustments to reconcile net loss to cash used
     by operating activities:
     Depreciation................................................         5,156        15,187
     Amortization................................................        14,462        11,507
     Contributed services........................................        50,000        50,000
     Change in assets and liabilities:
       (Increase) decrease in accounts receivable................       (55,256)       21,523
       (Increase) decrease in inventories........................       (72,395)       43,313
       Increase in prepaid expenses and deposits.................        (3,505)      (15,374)
       Increase in accounts payable and accrued expenses.........       409,951       127,897
       Decrease in customer deposits.............................       (54,859)           --
                                                                     ----------     ---------
          Net cash used in operating activities..................    $ (212,084)    $ (54,368)
CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of property and equipment.............................    $ (550,210)    $      --
  Acquisition of patent rights...................................        (9,544)           --
                                                                     ----------     ---------
          Net cash used in investing activities..................    $ (559,754)    $      --
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings............................    $       --     $ 185,910
  Principal payments on short-term borrowings....................      (222,292)     (137,943)
  Proceeds from public offering..................................     4,985,250            --
  Public offering costs..........................................    (1,286,783)           --
  Proceeds from issuance of common stock
     (prior to public offering)..................................            --        15,000
                                                                     ----------     ---------
          Net cash provided by financing activities..............    $3,476,175     $  62,967
Net increase in cash and cash equivalents........................    $2,704,337     $   8,599
Cash and cash equivalents at beginning of period.................       376,307         3,016
                                                                     ----------     ---------
Cash and cash equivalents at end of period.......................    $3,080,644     $  11,615
                                                                     ==========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
     Interest....................................................    $   18,300     $   2,362
                                                                     ==========     =========
     Income taxes................................................    $       --     $      --
                                                                     ==========     =========


See Notes to Financial Statements

                        NOTES TO FINANCIAL STATEMENTS


NOTE 1  ORGANIZATION AND BUSINESS

Guardian Technologies International, Inc. (The Company) was reincorporated in the State of Delaware in February, 1996, as part of a Plan of Agreement and Merger between Guardian International Technologies International, Inc., a Virginia corporation, and Guardian Technologies International, Inc., a Delaware corporation. The Company manufactures and distributes soft armor products, primarily superior quality ballistic protective vests, for law enforcement officers, armed forces personnel, and other legitimate individuals or groups requiring protective equipment.

NOTE 2  BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures are adequate to make the information presented not misleading, and the financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1996 and 1995, results of operations for the three months and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995.

The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

     Net sales for the three months ended June 30, 1996 were $329,259, compared to $206,293 for the same period in 1995. The increase in sales was attributable to the Company's completing a significant new contract. The Company's gross profit for the three month period ended June 30, 1996 was $51,286 compared to a gross loss of $23,726 for the same period in 1995. Gross profit increased due to higher production volume level and expense controls. Sales in the second quarter of 1996 decreased from the first quarter due to the completion of a contract. Total operating expenses for the three month period ended June 30, 1996 were $304,322, compared to $105,846 for the same period in 1995. The increase in cost of $198,476 was composed of a $93,490 increase in general and administrative expenses and $104,986 increase in selling expenses. The increase in general and administrative expenses included increased salaries and related costs of $29,174 and a $49,105 increase in professional fees, including legal fees related to reincorporation in the state of Delaware. Substantially all of the increase in selling expenses of $104,986 was composed of commissions and fees related to increased sales. In the three months ended June 30, 1996, non-operating net interest expense for the Company decreased $6,995 over the same period in 1995, because of increased investment income in 1996. The net loss for the three months ended June 30, 1996 was $253,671, or $116,469 more than the loss of $137,202 for the same period in 1995.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     Net sales for the first six months in 1996 were $869,283, compared to $340,921 for the same period in 1995. The increase in sales was attributable to the Company's securing several contracts. The Company's gross profit for the first six months in 1996 was $97,108, compared to a gross loss of $62,835 for the same period in 1995. Gross profit increased in the 1996 period due to increased sales, and because increased production levels spread costs over more units with larger margins. Total operating expenses for the first six months in 1996 were $601,556, compared to $234,484 for the same period 1995. This $367,072 increase in expenses was attributable to the Company's gearing up for anticipated increased production and sales. Included in the increased expenses was $129,282 of additional general and administrative expenses. Salaries and related expenses increased by $57,930, with most of the remaining increase related to professional fees. Additionally, selling expenses increased by $237,790 on account of higher commissions, salaries, and fees due to increased sales. The 1996 non-operating net interest expense for the Company decreased $9,912 over 1995's total due to an increase in short-term investment income in the amount of $7,916. The net loss for the six months ended June 30, 1996 was $505,638, or $197,217 more than the loss of $308,421 for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has satisfied its capital requirements through the sale of common stock to investors, loans from affiliated lenders and shareholders, and notes payable personally guaranteed by officers and principal shareholders of the Company. In addition, the Company has issued common stock in lieu of cash for services rendered.

     In May, 1996, the Company completed an initial public offering. In the offering, the Company issued and sold 977,500 units, each unit consisting of one share of common stock and one warrant to purchase common stock. The gross proceeds from the offering totaled $4,985,250, and the Company received net proceeds of $3,614,542, after deducting commissions, fees and other costs associated with the offering.

     At June 30, 1996, the Company had net working capital of $2,980,956, stockholders' equity of $3,571,600, and accumulated losses of $520,594 and $2,320,227 which was reclassified paid in capital upon termination of the S corporation election on December 7, 1995.

     The Company has purchased land and begun construction on a new facility. The total cost at June 30, 1996 is $508,234 with $195,000 included in accounts payable. The Company intends to finance the building with permanent financing.

     At June 30, 1996, the Company's inventories were $309,418 or $108,493 more than the prior year. The additional inventories have been purchased for work in progess at June 30, 1996 and anticipated future projects.

     For the six months ended June 30, 1995, the Company incurred a loss of $308,421. Working capital, which was a negative $181,155 at the beginning of the period, decreased to a deficit of $397,882 at June 30, 1995. The Company financed these losses and cash used in operations through significant borrowings and/or stock transactions in 1995.

     The Company's independent auditor's report on the financial statements as of and for the year ended December 31, 1995, includes a statement to the effect that there is substantial doubt about the Company's ability to continue as a going concern. Management intends to address these conditions by increasing revenues from its existing and planned market expansion. There can be no assurance, however, that the Company will be successful in these plans.

                                    PART II

                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

            Exhibit
            Number        Description
              11          Statement re Computation of Per Share Earnings
              27          Financial Data Schedule

     (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

                                   SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                                                  (Registrant)

Date: August 14, 1996  By: /s/ Joseph F. Fernandez
                                             Joseph F. Fernandez
                                             Vice President, Chief Financial
                               Officer,
                                             Chief Accounting Officer and
                               Treasurer

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                     DESCRIPTION                                  PAGE
  ------     ---------------------------------------------------------------------------  ----
    11       Statement re Computation of Per Share Earnings.............................    13
    27       Financial Data Schedule....................................................    15