Form 10QSB
period 1996-09-30
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 1996-11-14
CIK 873198

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

(Mark One)

     [X]  QUARTERLY REPORT UNDER SECTION 13 OR
                15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    September 30, 1996
                                   ----------------------------

                                      OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    ---------------

                       Commission File Number 0-28238

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
      (Exact Name of Small Business Issuer as Specified in its Charter)


          DELAWARE                                  54-1521616
   -------------------------------  -------------------------------
   (State or Other Jurisdiction of  (I.R.S. Employer Identification
   Incorporation or Organization)   Number)


               45472 Holiday Drive, Sterling, Virginia   20166
          --------------------------------------------------------
                  (Address of Principal Executive Offices)

                               (703) 709-7788
          --------------------------------------------------------
              (Issuer's Telephone Number, Including Area Code)


                   (Former Name, Former Address and Former
          --------------------------------------------------------
                 Fiscal Year, if Changed Since Last Report)

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X     NO
    ---       ---

     Number of shares of common stock, par value $.001 per share, outstanding at November 13, 1996: 3,342,483
                      ---------

Transitional Small Business Disclosure Format (check one): YES       NO  X
                                                               ---      ---

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                                    INDEX



Part I. Financial Information                                              Page

     Item 1.  Financial Statements                                           3

     Balance Sheets at September 30, 1996 and September 30, 1995             3

     Statements of Income for Three Month Periods Ended
       September 30, 1996 and September 30, 1995; and Nine Month
       Periods Ended September 30, 1996 and September 30, 1995               5

     Statements of Cash Flows for Periods Ended September 30, 1996
       and September 30, 1995                                                6

     Notes to Financial Statements                                           7

     Item 2.  Management's Discussion and Analysis of Results of Operations  8

Part II. Other Information

     Item 6.  Exhibits and Reports on Form 8-K                              11

Signature                                                                   12

Exhibit 11 - Statement re Computation of Per Share Earnings

Exhibit 27 - Financial Data Schedule

                                   PART I

                            FINANCIAL INFORMATION


Item 1.  Financial Statements

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                               BALANCE SHEETS
                         September 30, 1996 and 1995
                                  Unaudited



                                                 September 30,  September 30,
        ASSETS                                       1996           1995
                                                 -------------  -------------
CURRENT ASSETS
 Cash and cash equivalents                         $  128,913        $13,055
 Accounts receivable                                  158,705         39,104
 Interest receivable                                   27,216              -
 Inventories:
  Raw materials                                       164,560         42,451
  Work in process                                      33,397          5,926
  Finished goods                                       59,002         68,150
 Prepaid expenses                                     102,835         52,268
 Marketable securities                              2,499,491              -
                                                   ----------      ---------


       Total current assets                        $3,174,119      $ 220,954
                                                   ----------      ---------


PROPERTY AND EQUIPMENT
  Leasehold improvements                           $  115,394      $ 114,494
  Manufacturing equipment                              63,477         44,235
  Office furniture and equipment                       78,108         38,416
  Land                                                255,224              -
  Construction in process                             687,296              -
  Less accumulated depreciation                      (197,126)      (164,555)
                                                   ----------      ---------
                                                   $1,002,373      $  32,590
                                                   ----------      ---------

OTHER ASSETS
  Certifications and patents                       $  132,034      $ 110,205
  Less accumulated amortization                      (107,458)       (94,916)
                                                   ----------      ---------
                                                   $   24,576      $  15,289
  Prepaid expenses                                     28,381              -
  Deposits                                             16,625          4,676
                                                   ----------      ---------
                                                   $   69,582      $  19,965
                                                   ----------      ---------

       Total assets                                $4,246,074      $ 273,509
                                                   ==========      =========


See Notes to Financial Statements

                                                         September 30,  September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                    1996           1995
                                                         -------------  -------------
CURRENT LIABILITIES
 Notes payable                                              $  323,216    $   267,800
 Current portion of long-term debt - insurance                  55,908              -
 Notes payable - related parties                                 1,200        111,810
 Accounts payable                                              306,693        254,714
 Customer deposits                                              11,573              -
 Accrued expenses                                               35,560         54,280
                                                            ----------    -----------

       Total current liabilities                            $  734,150    $   688,604
                                                            ----------    -----------

LONG-TERM DEBT - INSURANCE                                  $  103,493    $         -
                                                            ----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, par value $0.001, authorized 15,000,000
  shares,  issued and outstanding 3,342,483 shares in
  1996;  par value $.001, authorized 5,000,000 shares,
  issued and outstanding 357,900 shares in 1995             $    3,342    $       358
 Additional paid-in capital, including contributed
  services of $37,500 in 1996 and $75,000 in 1995            4,121,932      1,823,548
 Less notes receivable for the purchase of common stock        (33,080)             -
 Preferred stock, $.20 par value, authorized 1,000,000
  shares;  no shares issued and outstanding in 1996
  and 1995                                                           -              -
 Unrealized gain on marketable securities                        2,473              -
 Accumulated deficit since December 7, 1995,
  (termination of S corporation status in which a
  deficit of $2,320,227 was applied against
  additional paid-in capital)                                 (686,236)             -
 Accumulated deficit                                                 -     (2,239,001)
                                                            ----------    -----------

       Total stockholders' equity (deficit)                 $3,408,431    $  (415,095)
                                                            ----------    -----------



       Total liabilities and stockholders'
        equity (deficit)                                    $4,246,074    $   273,509
                                                            ==========    ===========




See Notes to Financial Statements

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                             STATEMENTS OF INCOME
                  For the Three Months and Nine Months Ended
                          September 30, 1996 and 1995
                                   Unaudited








                                                  Three Month Periods     Nine Month Periods
                                                  Ended September 30,     Ended September 30,
                                                 ---------------------    -------------------
                                                    1996       1995        1996         1995
                                                 ---------  ---------   -----------  ----------

Net sales                                        $ 384,359  $ 138,529   $1,253,642  $  479,450

Cost of goods sold                                 303,164    149,098    1,075,339     552,853
                                                 ---------  ---------   ----------  ----------

        Gross profit (loss)                      $  81,195  $ (10,569)  $  178,303  $  (73,403)

General and administrative expenses                194,781     59,205      512,541     247,683

Selling expenses                                   101,465     29,892      385,261      75,898
                                                 ---------  ---------   ----------  ----------

        Operating loss                           $(215,051) $ (99,666)  $ (719,499) $ (396,984)

Financial income (expense):
 Interest income                                    51,108        268       59,024         268
 Interest expense                                   (1,699)    (8,716)     (10,805)    (19,819)
                                                 ---------   ---------   ----------  ----------

        Loss before income taxes                 $(165,642) $(108,114)  $ (671,280) $ (416,535)

Income taxes                                             -          -            -           -
                                                 ---------   ---------   ----------  ----------

        Net loss                                 $(165,642) $(108,114)  $ (671,280) $ (416,535)
                                                 =========  =========   ==========  ==========




Primary loss per common and common
     equivalent shares                          $     (.05) $    (.05) $      (.24) $     (.18)

Fully diluted loss per common and
     common equivalent shares                   $     (.05) $    (.05) $      (.24) $     (.18)

Weighted Average Shares Outstanding              3,342,483  2,364,983    2,853,783   2,364,983

     No dividends paid.


See Notes to Financial Statements

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                           STATEMENTS OF CASH FLOWS
            For the Nine Months Ended September 30, 1996 and 1995
                                  Unaudited

                                                       September 30,  September 30,
                                                           1996           1995
                                                       ------------   ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $  (671,280) $ (416,535)
  Adjustments to reconcile net loss to cash used
  by operating activities:
    Depreciation                                             25,185      22,779
    Amortization                                              7,036      17,261
    Contributed services                                     37,500      75,000
    Change in assets and liabilities:
      (Increase) decrease in accounts receivable            (58,461)     20,640
      Increase in interest receivable                       (27,216)          -
      (Increase) decrease in inventories                    (19,936)     35,279
      Increase in prepaid expenses and deposits            (114,855)    (25,352)
      Increase (decrease) in accounts payable and
       accrued expenses                                     170,843      (3,954)
      Decrease in customer deposits                         (46,498)          -
                                                        -----------  ----------

         Net cash used in operating activities          $  (697,682) $ (274,882)
                                                        -----------  ----------

 CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of property and equipment                    $(1,002,562) $        -
  Acquisition of patent rights and certifications           (21,425)          -
  Purchase of marketable securities                      (2,497,018)          -
                                                        -----------  ----------

         Net cash used in investing activities          $(3,521,005) $        -
                                                        -----------  ----------
 CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings                   $   323,216  $  328,797
  Principal payments on short-term borrowings              (222,291)    (58,876)
  Proceeds from long-term debt                              187,000           -
  Principal payments on long-term debt                      (27,599)          -
  Proceeds from public offering                           4,985,250           -
  Public offering costs                                  (1,274,283)          -
  Proceeds from issuance of common stock
    (prior to public offering)                                    -      15,000
                                                        -----------  ----------

         Net cash provided by financing activities      $ 3,971,293  $  284,921
                                                        -----------  ----------

 Net increase (decrease) in cash and cash equivalents   $  (247,394) $   10,039

 Cash and cash equivalents at beginning of period           376,307       3,016
                                                        -----------  ----------

 Cash and cash equivalents at end of period             $   128,913  $   13,055
                                                        ===========  ==========

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                            $    19,269  $    4,252
                                                        ===========  ==========

See Notes to Financial Statements

                        Notes to Financial Statements

Note 1     ORGANIZATION AND BUSINESS

     Guardian Technologies International, Inc. (The Company) was reincorporated in the State of Delaware in February, 1996, as part of a plan of Agreement and Merger between Guardian Technologies International, Inc., a Virginia corporation, and Guardian Technologies International, Inc., a Delaware corporation. The Company manufactures and distributes soft armor products, primarily superior quality ballistic protective vests, for law enforcement officers, armed forces personnel, and other legitimate individuals or groups requiring protective equipment.

Note 2     BASIS OF PRESENTATION

     The accompanying financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures are adequate to make the information presented not misleading, and the financial statements contain all adjustments necessary to present fairly in all material respects the financial position as of September 30, 1996 and 1995, results of operations for the three months and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995.

     The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

Note 3     COMMON STOCK OPTIONS

     The Company has rescinded the Stock Option Plan adopted in January 1996 covering 500,000 shares of common stock. On November 14, 1996, the Company granted to Richard Stone, who provides advisory services to the Company, an option to purchase 100,000 shares of common stock, at an exercise price of $.44 per share.

Item 2. Management's Discussion and Analysis of Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     Net sales for the three months ended September 30, 1996 were $384,359, compared to $138,529 for the same period in 1995. The increase in sales was attributable to a significant contract which accounted for 60 percent of the sales in this quarter. The Company's gross profit for the three-month period ended September 30, 1996 was $81,195 compared to a gross loss of $10,569 for the same period in 1995. Gross profit increased due to the higher production volume level, increased productivity, standardization of sizing of products and tighter inventory control. Total operating expenses for the three month period ended September 30, 1996 were $296,246, compared to $89,097 for the same period in 1995. The increase in cost of $207,149 was composed of a $135,576 increase in general and administrative costs and $71,573 increase in selling expenses. The increase in general and administrative expenses included increased salaries and related costs of $36,926 and a $67,641 increase in professional fees. Most of the increase in selling expenses of $71,573 was composed of commissions and fees related to increased sales and hiring new sales personnel. In the three months ended September 30, 1996, non-operating net income increased over the same period last year by $57,857, due to substantially increased interest income as well as a reduction in interest expense. The net loss for the three months ended September 30, 1996 was $165,642, or $57,528 more than the loss of $108,114 for the same period in 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     Net sales for the first nine months in 1996 were $1,253,642, compared to $479,450 for the same period in 1995. The increase in sales year to date is primarily attributable to a significant contract, which accounts for 26 percent of total sales, and sales to foreign defense forces, which accounts for 20 percent of sales for this nine-month period. The Company's gross profit for the first nine months in 1996 was $178,303, compared to a gross loss of $73,403 for the same period in 1995. Gross profit increased in the 1996 period due to increased sales, and because the increased production spread costs over more units with larger margins. Total operating expenses for the first nine months in 1996 were $897,802, compared to $323,581 for the same period 1995. This $574,221 increase in expenses was attributable to the Company's gearing up for anticipated increased production and sales. The increased expenses include $264,858 additional general and administrative expenses. Salaries and related expenses increased by $90,837, and professional fees increased by $126,469. Additionally, Selling Expenses increased by $309,363, including increases in salesmen's commissions of $22,480 and $233,236 in increased payments to private contractors hired to work with dealers, law enforcement agencies, and government agencies to promote Guardian body armor. Travel expenses and advertising and promotion expenses also increased $53,647. The 1996 non-operating net income for the Company increased $67,770 over 1995's total net interest expense of $19,551. This increase is due to significant increases in investment income as well as decreases in interest expense. The net loss for the nine months ended September 30, 1996, was $671,280, or $254,745 more than the loss of $416,535 for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has satisfied its capital requirements through the sale of common stock to investors, loans from affiliated lenders and securityholders, and notes payable personally guaranteed by officers and principal securityholders of the Company. In addition, the Company has issued common stock in lieu of cash for services rendered.

     In May, 1996, the Company completed an initial public offering. In the offering, the Company issued and sold 977,500 units, each unit consisting of one share of common stock and one warrant to purchase common stock. The gross proceeds from the offering totaled $4,985,250, and the Company received net proceeds of $3,628,019, after deducting commissions, fees and other costs associated with the offering.

     Proceeds of the public offering were temporarily invested in short-term securities with maturities geared to anticipated operating needs and the pending completion of the company's new facility when production equipment will be purchased. Included in notes payable are borrowings of $295,945 against these short-term securities. These borrowings were necessary because current cash requirement did not match the maturities of the securities.

     At September 30, 1996, the Company had net working capital of $2,439,969, stockholders' equity of $3,408,431, and accumulated losses of $686,236 and $2,320,227, which was reclassified paid-in capital upon termination of the S corporation election on December 7, 1995.

     The Company has purchased land and begun construction on a new facility. The total cost at September 30, 1996, is $942,520, composed of $255,224 for land and $687,296 in construction costs. Construction of the new facility, which will house the Company's manufacturing, administrative and sales operations, is on schedule and occupancy is expected during January, 1997. Management plans to lease approximately 49 percent of the building to other tenants. Management has initiated discussions with several financial institutions to obtain permanent financing for the building.

     At September 30, 1996, the Company's inventories are $256,959 or $140,432 more than the prior year. The additional inventories have been purchased for anticipated increased production.

     For the nine months ended September 30, 1995, the Company incurred a loss of $416,535. Working capital, which was a negative $181,155 at the beginning of the period, decreased to a deficit of $467,650 at September 30, 1995. The Company financed these losses and cash used in operations through significant borrowings and/or stock transactions in 1995.

     In connection with the company's efforts to reduce costs, the salaries of the President and Vice President have each been reduced from $150,000 to $100,000 effective with the pay period commencing on August 30, 1996.

     In an effort to increase sales of the Company's products in overseas markets, management has hired one of three new international sales representatives. Management has identified additional candidates for the two remaining positions, though they have not yet been filled.

     Management continues to carry out its plan for the use of proceeds as described in the Company's Prospectus dated May 14, 1996. The Company does not plan to purchase the rigid product fabrication equipment identified in the prospectus until after occupying the new facility. Management has used a portion of the resources allocated for "research/development and patents on new products" to develop a new type of armor for community police officers and other equipment for law enforcement. Some of the funds allocated for "marketing/advertising/promotions" are being used to introduce these new products in the marketplace.

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

     (a) Exhibits.


         Exhibit
         Number   Description
         -------  -----------

            11    Statement re Computation of Per Share Earnings

            27    Financial Data Schedule



     (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                                  SIGNATURE



     In accordance with the requirements of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                                 ----------------------------------------------
                                               (Registrant)


Date:  November 14, 1996         By: /s/Joseph F. Fernandez
                                 ----------------------------------------------
                                 Joseph F. Fernandez
                                 Vice President, Chief Financial Officer, Chief
                                 Accounting Officer and Treasurer

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                              INDEX TO EXHIBITS



Exhibit
Number                Description                                       Page
-------               -----------                                       ----

 11      Statement re Computation of Per Share Earnings                  1

 27      Financial Data Schedule                                         -