Form 10KSB40
period 1996-12-31
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 1997-04-15
CIK 873198

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996     Commission file number 0-28238

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


                Delaware                                54-1521616
        (STATE OR OTHER JURISDICTION              (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)

      22570 Markey Court, Dulles, Virginia              20166
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

      Issuer's telephone number:                      703-444-7931


Securities registered under Section 12(b) of the Exchange Act:   NONE

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.001 par value
                                Class A Warrants
                                (Title of Class)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $1,475,577.

     The aggregate market value of the voting stock held by non-affiliates as of April 10, 1997 was approximately $1,850,000 based on the average bid and asked prices of such stock.

     The number of shares outstanding of issuer's Common Stock, $.001 par value, as of March 31, 1997 was 3,342,483.


                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

Transitional Small Business Disclosure Format (check one)
Yes____  No  x

                                     PART I

ITEM 1                       DESCRIPTION OF BUSINESS

GENERAL

     Guardian Technologies International, Inc. (referred to as the Company) was originally incorporated in 1989 in the Commonwealth of Virginia, and commenced full production of its products in December, 1990. In 1996, the Company was reincorporated in the State of Delaware. The Company manufactures its products under its own label at its facility in Dulles, Virginia. The Company currently employs 21 people.


OPERATIONS

     The Company manufactures and distributes ballistic protective equipment, including equipment commonly referred to as body armor.

     The Company's product lines include four basic types of ballistic protective vests, ballistic protective shields, K-9 ballistic protective vests, aircraft ballistic protective equipment, and assorted other ballistic protective devices, such as ballistic protective blankets and seat cover liners.

     The Company's four main product lines of ballistic protective vests are manufactured in six styles, each providing varying degrees of protection and certified under guidelines established by the National Institute of Justice (the "NIJ"). All of the Company's body armor products are certified under the NIJ's Standard 0101.03 for Police Armor.

PRODUCTS

     The Company's life-saving products are manufactured primarily with AlliedSignal's High Performance Materials which are Spectra(R) 1000 woven fabric, and non-woven composite ballistic materials Spectra Shield(R), Spectra Flex(TM), Gold Shield(TM) and Gold Flex(TM). Based on studies and testing performed at H.P. White Laboratory, Inc., an independent testing laboratory, tests prepared by AlliedSignal and the Company's own test experience, the Company believes that protective vests and equipment manufactured with AlliedSignal High Performance Materials provide, pound for pound, greater ballistic protection and reduced blunt trauma to the wearer, at higher projectile velocities and with longer durability than similar equipment made with other forms of ballistic resistant materials.

     The Company has been assigned rights to U.S. patents numbered 5,327,811; 5,448,938; and 5,377,577 for, respectively, a Lightweight Ballistic Protective Device, a Removable Ballistic Resistant Armor Seat Cover and Floor Mat, and a Ballistic Shield. These patents include related production techniques. The Company also acquired the rights to manufacture and distribute two other patented products: a two-panel set of thin, lightweight rigid bullet-resistant armor for police patrol bicycles, and a prisoner restraint device for improved security when transporting a prisoner. For the latter device, the Company was granted the trademark MAXI-MITT(TM).

MANUFACTURING

     The Company manufactures substantially all of its products. The Company manufactures its products under its own label at its facility in Dulles, Virginia.

RESEARCH AND DEVELOPMENT

     The Company has concluded research and development on a new line of ballistic protective vests, now being marketed as the Thin Blue Line (TBL). The TBL vests, made with the new AlliedSignal High Performance Materials, Gold Flex(TM) and Gold Shield(TM), are light, flexible and cost less to produce. The TBL products are more competitively priced than Guardian's other four lines and should be attractive to the price conscious consumer. The Company believes that the TBL products should broaden the customer base, generating sales to those law enforcement agencies and military organizations which were beyond reach because of cost.

     The Company also introduced a two-panel set of thin and very lightweight rigid armor which can be easily installed on police patrol bicycles. The introduction of this product followed the introductions of a newly designed ballistic-protective vest for police dogs and a restraint device used when prisoners are being transported.

RAW MATERIALS, SOURCES AND AVAILABILITY

     The Company is dependent upon a single supplier for its raw materials which are available only from AlliedSignal, which holds the patent for the unidirectional fiber/resin process incorporating Spectra(R) ultra high molecular weight polyethylene fibers or aramid fibers. AlliedSignal also controls the proprietary thermoplastic process used to manufacture its Shield and Flex materials.

CUSTOMERS

     The Company has set a goal of a 10% increase in sales over the total sales obtained in 1996. The focus of this sales goal will be in foreign sales and in contract work for the Department of Defense as well as overall sales to U.S. government agencies.

     In 1996, 21% of Guardian's total sales were made to foreign police and military organizations which represented a significant increase over 1995's foreign sales. The Company is pursuing opportunities in several nations of the Pacific Rim, in Central and South America, in Eastern and Central Europe, and the Middle East.

     Government contract work and sales to U.S. military organizations represented 23% of total sales in 1996. The Company intends to team with manufacturers of compatible armor products and/or materials to obtain contracts by bringing together expertise, production know-how and capabilities. A teaming arrangement in 1996 resulted in a significant contract award which is continuing into 1997.


     The Company's relationship with Government Micro-Resources, Inc. (GMR), a supplier to the General Services Administration (GSA) - the federal government's principal procurement channel - ended in mid-1996 when GMR's contract with GSA was terminated. The Company immediately initiated negotiations to establish a new contract with GSA which enables the Company to sell all its products directly to GSA. The new four-year contract was recently signed and becomes effective on June 1, 1997.


     In 1996, the Company's planned expansion of its regional domestic law enforcement distribution network through dealer sales did not achieve the expected goals. Only a limited number of dealers provided the high standard of customer service which the Company expects. Therefore, the Company modified the sales plan in order to emphasize a larger effort in direct Company sales backed with strong customer service while continuing to strongly support sales generated by selected dealers. This modification eliminated some costs in dealing with middlemen and resulted in improved sales and customer relations. The Company's sales representatives, in the field and at the Company offices, are making intensive efforts to make direct contact with key procurement personnel in small and medium size law enforcement agencies as well as responding to agency and department solicitations for bids and proposals.

     The Company maintains ties to two large police fraternal organizations which resulted in sales in 1996 and are expected to result in additional sales in 1997.

MARKETING AND DISTRIBUTION

     The Company's products are marketed directly by the Company and through local dealers of police equipment to local, state, and federal agencies, private security companies, and private individuals with legitimate security needs. Marketing methods include personal sales presentations, advertising in magazines and periodicals aimed at the law enforcement profession, direct mail information dissemination, participation by the Company sales personnel at selected trade shows and conferences,

     The Company entered the Internet universe with its own home page (www.guardiantech.com) and E-Mail (gti@interramp.com) which are developing into resources for marketing its products in the United States and around the world.

     The Company also subscribes to two other marketing services: BidNet and FACNet. BidNet tracks bids and solicitations for proposals from local and state jurisdictions throughout the United States. FACNet provides information on federal procurements and is a required on-line service for GSA contract suppliers seeking to sell to the U.S. Department of Defense (DOD).

     In order to respond to DOD solicitation opportunities, the Company seeks out manufacturers of compatible products and/or materials with which the Company can match its expertise, production know-how, and capabilities.

     The Company plans to gradually expand the number of sales representatives who will work on a commission-only basis. Generally, the Company has found that retired law enforcement officers are suited for these positions for two primary reasons: close relations are often maintained with former colleagues who are still working, and their retirement annuity and benefits provide a financial safety net.

BACKLOG

     At December 31, 1996, the Company's estimated backlog of sales was $80,000. A year earlier, at December 31, 1995, the Company's estimated backlog of sales was $505,934, including approximately $345,600 in an order to the U.S. Government under a sub-contract. However, production on that order did not commence until early June 1996 because the Company discovered design flaws in the Government drawings and specifications which required substantial modifications and changes.

COMPETITION

     The ballistic resistant equipment business is highly competitive. In the domestic law enforcement, federal government and military markets, the Company has at least five major competitors. Financial information is not available on the most important of these competitors because they are privately held companies. The Company believes that the principal elements of competition in the sale of ballistic protective vests are 1) materials used in construction,
2) style and design of the vest, and 3) price. In the law enforcement and military markets, the Company frequently bids for orders in response to invitations for bidding which set forth product performance specifications. Although the Company's products are priced slightly higher than the competition's products, the Company believes its higher prices are justified by better craftsmanship, higher ballistic capability of materials, more body area coverage, and a longer warranty. In the international market, the Company's competition consists of several American competitors and a few international companies. In certain international markets, the Company's ability to be competitive is adversely affected by foreign companies which do not have to abide by the U.S. Foreign Corrupt Practices Act.

ITEM 2 DESCRIPTION OF PROPERTY

     Throughout 1996, the Company's executive offices and manufacturing facilities were located at 45472 Holiday Drive, Sterling, Virginia. The Company occupied approximately 12,000 square feet at this location pursuant to a seven
(7) month extension to its lease and a lease. The lease extension and lease expired in June, 1996 had a base rent of approximately $14,000 per month. From July through December, 1996, the Company occupied the premises on a monthly basis at the rental rate of approximately $17,000 while the Company's new facility was under construction. The Company left the leased premises to occupy its new facility on January 23, 1997.

ITEM 3                        LEGAL PROCEEDINGS

     There are no material legal proceedings in which the Company is involved.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     There were no matters submitted to a vote of security holders during the last quarter of year ended December 31, 1996.

                                    PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of the Company is traded on the NASDAQ Stock Market under the symbol GRDN. The prices listed below are the high and low sales for common shares since the initial public offering on May 14, 1996.


                                            Price
                                     --------------------
            Quarter Ended               Low       High
            -------------            -------- -----------
               6/30/96               $ 5.75      $ 12.75
               9/30/96               $ 0.9375    $ 6.50
              12/31/96               $ 0.40625   $ 1.46875


     The common stock purchase warrants of the Company are traded on the NASDAQ Stock Market under the symbol GRDNW. The prices listed below are the high and low sales prices for common share warrants since the initial public offering on May 14, 1966.


                                            Price
                                     --------------------
              Quarter Ended             Low        High
              -------------          --------  ----------
                 6/30/96             $ 4.25      $ 11.50
                 9/30/96             $ 0.3125    $ 5.25
                12/31/96             $ 0.0625    $ 0.96875


     There have been no dividends declared since inception.

     The Company did not sell any equity securities during the year ended December 31, 1996 without registering the securities under the Securities Act.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net sales for 1996 were $1,475,577 compared to $838,121 in 1995, an increase of $637,456 or 76%. The increase in sales is attributable to an increase in sales to foreign governments and agencies (from nil in 1995 to $314,850 or 21% of sales in 1996), and a $345,600 sale to the US Government under a subcontract which amounted to 23% of sales, while maintaining domestic sales at their previous levels.

     The Company's 1996 gross profit was $156,836 or 10.8% of sales compared to $844 in 1995. The improvement in the Company's gross profit margin for the year ended December 31, 1996 as compared to 1995 resulted from production efficiencies achieved on large orders and volume discounts on purchases of raw materials in bulk quantities. The Company's gross profit margin for the year ended

December 31, 1995 was adversely affected by the Company's inability to purchase raw materials in bulk and decreased direct sales which have a higher gross margin than sales through dealer/distributors. However, cost of goods sold increased 57.5% from $837,277 in 1995 to $1,318,741 in 1996, primarily due to increased direct labor costs as the number of employees increased during the first nine months of the year and an increase in indirect costs.

     Total operating expenses were $1,202,238 for 1996 compared to $486,326 for 1995. General and administrative costs increased $426,887 from $372,190 in 1995 to $799,077 in 1996. This increase was primarily attributable to increases in professional fees of $93,000, fees of $26,000 related to maintenance of public company status, insurance premiums of $11,000, consulting fees of $146,000, and salary increases for officers in accordance with employment agreements. Selling expenses increased from $114,136 in 1995 to $403,160 in 1996. This increase was due to reorganization of the sales function, additional salesmen which resulted in $32,000 increase in sales salaries, $146,000 in sales consulting fees, and $36,000 increase in commissions. Advertising costs and conference and exhibits costs increased by $60,000. The Company has terminated certain consulting agreements and expects advertising and other promotional costs to decrease during 1997.

The 1996 non-operating interest income for the Company increased significantly over the 1995 total because proceeds from the May, 1996 public offering are invested in US Government agency debt securities. These securities serve as collateral for a line of credit with a broker. The Company has used the line of credit borrowings to pay off outstanding loans, finance the construction of its production and headquarters facility and to provide for working capital needs. Interest capitalized in connection with the construction of the new facility amounted to $21,509 for 1996. The net loss for 1996 was $953,683 compared to $512,716 for 1995.

In addition, the Company completed development and certification of a new ballistic vest line in 1996, which will be offered for sale in 1997. The new line is constructed of improved ballistic materials which the Company purchased in bulk during late 1996 at a substantial savings. At December 31, 1996, the Company's estimated backlog of sales was $80,000. At December 31, 1995, the Company's estimated backlog of sales was $505,934, including approximately $345,600 in an order to the U.S. Government under a sub-contract.

Accounts receivable as of December 31, 1996 were $60,998 as compared to $100,244 at December 31, 1995. This decrease was directly attributable to decreased sales in the fourth quarter of 1996. Sales for the first nine months of 1996 averaged $139,000 per month; sales for the fourth quarter averaged $73,000 per month. The decrease in fourth quarter sales is attributed to the early completion of the U.S. Government contract, and the normal disruption which occurred in connection with the move to the new administrative offices and production facility. Accounts payable as of December 31, 1996 were $867,623 as compared to $147,323 at December 31, 1995. Included in accounts payable at December 31, 1996, were fourth quarter purchases of approximately $277,000 (or 32% of accounts payable)of raw materials from Allied-Signal, Inc., the Company's primary supplier of ballistic materials. At December 31, 1995, the Company owed Allied-Signal, Inc. approximately $83,000 for ballistic materials. In addition, included in accounts payable at December 31, 1996, is approximately $383,000 (or 44% of payables)of construction and facility related costs for the building which was completed and occupied on January 23, 1997.
At December 31, 1996, as compared to December 31, 1995, raw materials inventory was significantly higher because of the fourth quarter bulk purchases of ballistic materials and higher indirect costs.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Net sales for 1995 were $838,121 compared to $966,410 in 1994. The decrease in sales is attributable to the Company cutting back its work force and marketing efforts because of lack of working capital and lack of international sales and international sales presence. The Company's 1995 gross profit was $844 compared to $424 in 1994. The gross profit percentages are comparable year-to-year. The Company's gross profit margins for the years ended December 31, 1995 and 1994 were adversely affected by the Company's inability to purchase raw materials in bulk and decreased direct sales which have a higher gross margin than sales through dealer/distributors. Accounts receivable as of December 31, 1995 were $100,244 as compared to $59,744 at December 31, 1994. This increase was attributable to increased sales in the fourth quarter of 1995 as compared to the fourth quarter of 1994. Accounts payable as of December 31, 1995 were $147,323 as compared to $250,973 at December 31, 1994. This decrease was attributable to payments made by the Company from proceeds received in the Company's December 1995 private offering. Total operating expenses were $486,326 for 1995 compared to $523,809 for 1994. The decrease in expenses ($37,483) is attributable to management tightening control over expenses. During 1995, the Company's cost of product liability insurance decreased significantly occasioned by a statistical reexamination by the Company's insurance carrier. This decrease was offset by a comparable increase in leasehold expenses. Additionally, professional fees increased significantly from 1994 to 1995. At December 31, 1995, as compared to December 31, 1994, inventory of raw materials was significantly higher based upon the Company's purchase of such raw materials utilizing funds received in the December 1995 private offering. At December 31, 1995, the Company's estimated backlog of sales was $505,934. Management was able to decrease salary expenses and related payroll taxes between 1994 and 1995 by cutting back on administrative support personnel. The 1995 non-operating interest expense for the Company increased significantly over 1994's total due to the significant increase in short-term borrowings. The net loss for 1995 was $512,716 of which $497,760 was reclassified to paid in capital upon termination of the S corporation election on December 7, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of working capital during 1996 were a public offering of securities, borrowings against the Company's investment portfolio and trade credit. In May, 1996, the Company completed a public offering of 977,500 shares of common stock and 977,500 common stock purchase warrants, which were sold as units consisting of one share of common stock and one common stock purchase warrant, for $5.10 per unit. Proceeds of $3,594,613, after deducting costs of the offering, have been used to provide working capital, pay off $264,600 in notes and related party payables and purchase land, while the remainder has been invested in US Government Agency bonds pending implementation of the Company's business plan.

     During 1996, the Company purchased land and entered into contracts for the design and construction of a manufacturing and office facility in Dulles, Virginia. Total cost of the facility is approximately $2,700,000. The purchase of the land was paid for out of the proceeds of the public offering and construction costs have been financed by borrowings against the Company's portfolio of US Government Agency bonds. The total borrowed under the margin agreement was $1,850,600 at December 31, 1996.

     The Company intends to occupy approximately half of the facility while leasing the remainder. During the first quarter of 1997, the Company signed leases with three tenants for 3,600 square feet under seven year leases with annual base rents totaling approximately $45,000, plus common area maintenance charges. A lease for 4,800 square feet is under negotiation. Signed tenant leases provide for 3% annual increases in base rent. If the Company is able to lease the entire portion of its facility that the Company is not occupying, annual rental income would be approximately $125,000.

     The ability of the Company to fund future operations and to implement its expansion plan is dependent on achieving profitable operations through cost reductions and expanded sales, the successful leasing of excess space in its office headquarters and its ability to obtain permanent financing for the newly constructed facility in Dulles, Virgina.

     Since its inception, the Company has satisfied its capital requirements through the sale of common stock to investors, loans from affiliated lenders and security holders, and notes payable personally guaranteed by officers and principal security holders of the Company. In addition, the Company has issued common stock in lieu of cash for services rendered. At December 31, 1996, the Company's accumulated deficit was $968,640. Cash used in operations in 1996 was $520,716. The Company financed the loss for the year and the cash used in operations by borrowing $1,993,804, consisting of borrowings against the securities portfolio, draws on a line of credit, insurance premium financing and funds obtained in the public offering.

     In 1995, the Company incurred losses of $512,716 of which $497,760 was reclassified to paid in capital in connection with termination of the S corporation election. At December 31, 1995, the Company's accumulated losses were $14,956 and $2,320,227 which was reclassified as paid in capital upon termination of the S corporation election. Cash used in operations in 1995 is $549,239. The Company financed the loss for the year and cash used in operations through significant borrowings and/or stock transactions in 1995. In February, 1995, the Company raised $15,000 by the private sale of stock. The Company borrowed $580,391, including: $175,000 borrowed on October 12, 1995; $190,000 short term borrowing from a bank; $55,391 through six different advances from stockholders and related parties; and three other short term notes totaling $160,000 from unrelated individual lenders.

     On December 12, 1995, the Company completed a private placement stock offering. The Company issued 732,835 shares of common stock with two warrants attached to each share. The gross proceeds from the sale totaled $1,099,252 and the Company received net proceeds of $878,729 after deducting commission fees and other costs of the sale. Additionally, in 1995, the Company sold 304,588 shares to three investors including securities counsel. The Company received $165,000 for services rendered by counsel for 110,000 of these shares ($1.50 per share) and $33,045 notes receivable for 194,588 of these shares ($.17) per share. Upon completion of the private placement offering, the Company repaid the October 12, 1995 short term $175,000 note. In addition, in 1995, the Company repaid $487,342 in other short term borrowings, including the $190,000 from the bank. After successful completion of the private placement offering and at December 31, 1995, the Company had working capital of $289,563.

     The Company's ability to generate meaningful research and development leading to the improvement of existing products and the creation of new products has been limited historically by the Company's lack of funds for such purposes. Planned expanded research and development will be dependent on availability of funds from operations.

     Since the Company's major customers change from year to year, the Company is not dependent, prospectively, on any key customer for its future sales. The Company sells its products to its customers pursuant to purchase contracts which include negotiated terms of payment.

     Messrs. North and Fernandez agreed to enter into four year employment contracts with the Company commencing May 30, 1996. These agreements established an annual base salary of $150,000 for the first year of employment. Effective January 1, 1997, these agreements were amended to reduce the base salary to $77,900 each for the calendar year ended December 31, 1997.

     Because of the foregoing, the Company's independent auditors' report on the financial statements as of and for the years ended December 31, 1996 and 1995 include a statement to the effect that there is substantial doubt about the Company's ability to continue as a going concern. Management intends to address these conditions by taking appropriate action to increase domestic and international sales as well as the implementation of a new contract with the General Services Administration for sales to the federal government. In addition, the Company is also taking measures to reduce salaries, outside consultant fees and other costs. New production facilities were occupied in January, 1997. Reorganization of production is expected to result in improved margins in the near future. The Company has appointed four new members to the Board of Directors and arranged for interim financing of working capital needs in order to pursue the goals set forth above. For these reasons, management believes that no adjustments or reclassifications of recorded assets and liabilities is necessary at this time. There can be no assurances, however, that the Company will be successful in these plans.


     There are no other known trends, demands, or commitments that will impact the Company's results of operations, liquidity and/or capital resources, except as described above.

ITEM 7   FINANCIAL STATEMENTS

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                                FINANCIAL REPORT
                     YEARS ENDED DECEMBER 31, 1996 AND 1995




                                    CONTENTS


                                                             Page


INDEPENDENT AUDITOR'S REPORT ON THE
  FINANCIAL STATEMENTS                                        12

FINANCIAL STATEMENTS

  Balance Sheets                                              13

  Statements of Operations                                    15

  Statements of Stockholders' Equity                          16

  Statements of Cash Flows                                    17

 Notes to Financial Statements                                19

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.





                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Guardian Technologies International, Inc.
Sterling, Virginia


     We have audited the accompanying balance sheets of Guardian Technologies International, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guardian Technologies International, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered continued losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             THOMPSON, GREENSPON & CO., P.C.


Fairfax, Virginia
March 12, 1997, except for Note 15, as to which the date is April 10, 1997

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.


                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995




                                                      1996       1995
                                                   ----------  ---------

                  ASSETS
       CURRENT ASSETS
         Cash and cash equivalents                 $  119,703  $ 376,307
         Trade accounts receivable                     60,998    100,244
         Accrued interest receivable                   60,448          -
         Inventories                                  585,582    237,023
         Prepaid assets and fees                       75,365     28,961
         Securities available for sale              2,501,753          -
                                                   ----------  ---------
                  Total Current Assets              3,403,849    742,535
                                                   ----------  ---------

       PROPERTY AND EQUIPMENT
         Land                                         237,339          -
         Construction in progress                   2,306,527          -
         Leasehold improvements                       115,394    114,494
         Manufacturing equipment                       63,477     44,234
         Office furniture and equipment                85,213     38,416
                                                   ----------  ---------
                  Total Cost                        2,807,950    197,144
         Less accumulated depreciation              (197,778)  (172,148)
                                                   ----------  ---------
                  Net Property and Equipment        2,610,172     24,996
                                                   ----------  ---------

       OTHER ASSETS
         Deposits                                      26,697      4,025
         Certification costs, net of amortization      27,870     10,187
         Deferred offering costs                            -     82,948
                                                   ----------  ---------
                  Total Other Assets                   54,567     97,160
                                                   ----------  ---------




       TOTAL ASSETS                                $6,068,588  $ 864,691
                                                   ==========  =========



THE NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.


                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                                  (continued)



                                                             1996      1995
                                                          ----------  --------
  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Line of credit payable                                $1,850,554  $      -
    Current portion of other notes payable                    57,016   122,291
    Notes payable - related parties                                -   101,200
    Trade accounts payable                                   867,623   147,323
    Accrued expenses                                          49,946    24,087
    Customer deposits                                          3,999    58,071
                                                          ----------  --------
            Total Current Liabilities                      2,829,138   452,972

  LONG TERM PORTION OF NOTES PAYABLE                          88,816         -
                                                          ----------  --------
            Total Liabilities                              2,917,954   452,972
                                                          ----------  --------

  STOCKHOLDERS' EQUITY
    Common stock, par value $0.001, 15,000,000
      shares authorized; 3,342,483 shares issued
      and outstanding in 1996; 5,000,000 shares
      authorized; 2,364,983 issued and outstanding
      in 1995                                                  3,343     2,365
    Additional paid-in capital                             4,138,275   457,390
    Less notes receivable for purchase of common stock       (33,080)  (33,080)
    Preferred stock, $0.20 par value, 1,000,000 shares
      authorized; no shares issued and outstanding in
      1996 and 1995                                                -         -
    Net unrealized gain on securities available for sale      10,736         -
    Accumulated deficit since December 7, 1995
      (termination of S corporation status in which a
      deficit of $2,320,227 was applied against
      additional paid-in capital)                           (968,640)  (14,956)
                                                          ----------  --------
            Total Stockholders' Equity                     3,150,634   411,719
                                                          ----------  --------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $6,068,588  $864,691
                                                          ==========  ========

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995




                                                          1996        1995
                                                      -----------  ----------
   SALES                                               $1,475,577   $ 838,121

   COST OF GOODS SOLD                                   1,318,743     837,277
                                                       ----------   ---------

             Gross Profit                                 156,834         844
                                                       ----------   ---------

   GENERAL AND ADMINISTRATIVE EXPENSES                    799,077     372,190

   SELLING EXPENSES                                       403,160     114,136
                                                       ----------   ---------
                                                        1,202,237     486,326
                                                       ----------   ---------

             Operating Loss                            (1,045,403)   (485,482)

   FINANCING INCOME, net, including interest expense
     of $16,531 in 1996 and $29,438 in 1995                91,719     (27,234)
                                                       ----------   ---------

   NET LOSS                                            $ (953,684)  $(512,716)
                                                       ==========   =========

   NET LOSS PER SHARE                                  $     (.32)  $   (0.13)
                                                       ==========   =========

   AVERAGE COMMON AND COMMON EQUIVALENT
     SHARES OUTSTANDING                                 2,983,620   2,837,981
                                                      ===========   =========




THE NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996 AND 1995





                                                                                  Additional
                                                                   Common           Paid-in
                                                      Shares        Stock           Capital       Notes Receivable
                                                    ---------  ---------------  ----------------  -----------------



Balance, December 31, 1994                           1,188      $  1,188          $ 1,732,718      $       -
  Sale of common stock                                   5             5               14,995              -
  Change par value of stock from $1.00
   to $.001 per share                                    -       ($1,192)               1,192              -
  Stock split - 300 for 1                          356,707           357                 (357)             -
  Stock split - 3.7 for 1                          966,330           966                 (966)             -
  Employee stock bonus                               3,330             3                  564              -
  Contributed services                                   -             -              100,000              -
  Notes receivable, common stock                   194,588           195               32,885        (33,080)
  Sale of common stock and warrants                842,835           843              896,586              -
  Net loss                                               -             -                    -              -
  Capitalization of accumulated deficit upon
   termination of S corporation election,
   December 7, 1995                                      -             -           (2,320,227)             -
                                                ----------      --------          -----------      ---------

Balance, December 31, 1995                       2,364,983         2,365              457,390        (33,080)
  Sale of common stock and warrants                977,500           978            3,593,635              -
  Contributed services                                   -             -               37,500              -
  Stock options issued in exchange for other
   services                                              -             -               49,750              -
  Net change in unrealized gain on securities
   available for sale, net of taxes of $2,500            -             -                    -              -
  Net loss                                               -             -                    -              -
                                                ----------      --------          -----------      ---------
Balance, December 31, 1996                       3,342,483      $  3,343          $ 4,138,275      $ (33,080)
                                                ==========      ========          ===========      =========





                                                             Net Unrealized
                                                             on Securities            Accumulated
                                                             Available for              Deficit              Total
                                                           ------------------       ------------------    -----------


Balance, December 31, 1994                                    $     -                $(1,822,467)         $ (88,561)
  Sale of common stock                                              -                          -             15,000
  Change par value of stock from $1.00
   to $.001 per share                                               -                          -                  -
  Stock split - 300 for 1                                           -                          -                  -
  Stock split - 3.7 for 1                                           -                          -                  -
  Employee stock bonus                                              -                          -                567
  Contributed services                                              -                          -            100,000
  Notes receivable, common stock                                    -                          -                  -
  Sale of common stock and warrants                                 -                          -            897,429
  Net loss                                                          -                   (512,716)          (512,716)
  Capitalization of accumulated deficit upon
   termination of S corporation election,
   December 7, 1995                                                 -                  2,320,227                  -
                                                              -------                -----------         ----------


Balance, December 31, 1995                                          -                    (14,956)           411,719
  Sale of common stock and warrants                                 -                          -          3,594,613
  Contributed services                                              -                          -             37,500
  Stock options issued in exchange for other
   services                                                         -                          -             49,750
  Net change in unrealized gain on securities                  10,736                          -             10,736
   available for sale, net of taxes of $2,500                       -                   (953,684)          (953,684)
  Net loss                                                    -------                -----------         ----------

Balance, December 31, 1996                                    $10,736                $  (968,640)        $3,150,634
                                                              =======                ===========         ==========




THE NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                          1996        1995
                                                      -----------  -----------
  CASH FLOWS FROM OPERATING ACTIVITIES
    Cash received from customers                     $ 1,460,751  $   855,692
    Cash paid to suppliers and employees              (1,986,184)  (1,402,303)
    Interest received                                     47,802        2,203
    Interest paid                                        (43,085)     (48,064)
    Other operating cash receipts                              -       43,233
                                                      ----------  -----------
           Net Cash Used in Operating Activities        (520,716)    (549,239)
                                                      ----------  -----------

  CASH FLOWS FROM INVESTING ACTIVITIES
    Payments for construction in progress             (2,285,018)           -
    Purchase of property and equipment                   (66,940)           -
    Purchase of land                                    (237,339)           -
    Purchase of securities available for sale         (2,991,771)           -
    Proceeds from called securities                      500,754            -
    Investment in certification costs                    (39,608)           -
    Increase in deposits                                 (22,672)           -
                                                      ----------- -----------
           Net Cash Used in Investing Activities      (5,142,594)           -
                                                      ----------- -----------

  CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on borrowings                    (163,459)    (487,342)
    Proceeds from borrowings                           1,993,804      580,391
    Principal payments on related party borrowings      (101,200)           -
    Proceeds from issuance of common stock and
        warrants                                       3,677,561      912,429
    Deferred offering costs                                    -      (82,948)
                                                      ----------- -----------
           Net Cash Provided by Financing Activities   5,406,706      922,530
                                                      ----------- -----------

  NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                         (256,604)     373,291

  CASH AND  CASH EQUIVALENTS, BEGINNING OF YEAR          376,307        3,016
                                                      ----------- -----------

  CASH AND CASH EQUIVALENTS, END OF YEAR              $  119,703  $   376,307
                                                      =========== ===========




THE NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                                  (continued)


                                                              1996                 1995
                                                            ------------         -----------

RECONCILIATION OF NET LOSS TO NET CASH USED
  IN OPERATING ACTIVITIES
    Net loss                                                 $ (953,684)         $ (512,716)
    Interest capitalized in connection with construction
      in progress                                               (21,509)               -
    Noncash (income) expenses included in net loss
      Depreciation and amortization                              47,555              53,386
      Contributed services                                       37,500             100,000
      Stock options issued in exchange for consulting
        services                                                 49,750                -
      Salary expense - employee stock issued                        -                   567
      Change in assets and liabilities
        (Increase) decrease in accounts receivable               39,246             (40,500)
        (Increase) decrease in accrued interest receivable      (60,448)               -
        (Increase) decrease in inventories                     (348,559)            (85,217)
        (Increase) decrease in prepaid expenses                  (2,654)             (2,044)
        Increase (decrease) in accounts payable and
          accrued expenses                                      746,159            (120,786)
        Increase (decrease) customer deposits                   (54,072)             58,071
                                                            -----------         -----------
             Net Cash Used in Operating Activities          $  (520,716)        $  (549,239)
                                                            ===========         ===========

SUPPLEMENTAL DISCLOSURE OF INVESTING AND
  FINANCING ACTIVITIES
    Purchase of prepaid insurance by installment
      note payable                                          $    43,750         $         -
                                                            ===========         ===========
    Increase in common stock and additional
      paid-in capital                                       $ 4,986,228         $ 1,512,900
    Public and private offering costs paid in cash             (280,743)            (27,262)
    Public and private offering costs deducted from
      proceeds                                               (1,027,924)           (174,562)
    Noncash - stock issued to employee                                -                (567)
    Noncash - notes receivable received for stock                     -             (33,080)
    Noncash - stock issued for services rendered                      -            (335,000)
    Noncash - prepaid fees for public offering                  (82,948)                  -
                                                            -----------         -----------
             Net Proceeds from Issuance of
               Common Stock and Warrants                    $ 3,594,613            $ 912,429
                                                            ===========         ============

    Net Unrealized Gain on Securities Available for Sale    $   (10,736)        $          -
                                                            ===========         ============

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF BUSINESS

      Guardian Technologies International, Inc. (the Company) was incorporated in Virginia on October 30, 1989 and commenced full production in December, 1990. The Company manufactures and distributes soft armor products, primarily superior quality ballistic protective vests, for law enforcement officers, armed forces personnel, and other legitimate individuals or groups requiring protective equipment.

      In February, 1996, the Company was reincorporated in the State of Delaware under the name of Guardian Technologies International, Inc. and authorized to issue 15,000,000 shares of common stock, $.001 par value, and 1,000,000 shares of preferred stock, $.20 par value. Thereafter, pursuant to approval of the Company stockholders at a special stockholders meeting, a Plan of Agreement and Merger between Guardian Technologies International, Inc., the Virginia corporation and Guardian Technologies International, Inc., the Delaware corporation was executed and filed with 2,364,983 shares of common stock of the Delaware corporation issued in a share for share exchange for the 2,364,983 shares of the Virginia corporation then outstanding.

      METHOD OF ACCOUNTING

      The financial statements are presented on the accrual basis of accounting.

      REVENUE RECOGNITION

      Revenue is recognized upon shipment of product.

      FINANCIAL STATEMENT ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Due to their prospective nature, actual results could differ from those estimates.

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

      FINANCIAL INSTRUMENTS

      The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities approximate their carrying amounts in the financial statements.

      CASH AND CASH EQUIVALENTS

      For purposes of the statement of cash flows, cash and cash equivalents include demand deposits and all highly liquid debt instruments with original maturities of three months or less.

      ACCOUNTS RECEIVABLE

      It is the practice of management to write off receivables in the year amounts are determined to be uncollectible. No allowance for doubtful accounts is reflected in these financial statements since management believes all accounts to be fully collectible. There was no bad debt expense in 1996 or 1995.

      INVENTORIES

      Inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis for raw materials and work in
      progress.   Finished goods are stated at  standard cost.

      SECURITIES AVAILABLE FOR SALE

      The Company utilizes Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The statement establishes standards of financial accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities.

      Securities to be held for indefinite periods of time are classified as securities available for sale. Unrealized gains and losses are excluded from earnings and shown as a separate component of stockholders' equity, net of applicable income taxes. The investments are recorded at fair value.

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

      DEFERRED OFFERING COSTS

      Deferred offering costs represent costs incurred in connection with raising capital. Upon completion of an offering, the amount of the proceeds credited to additional paid-in capital is reduced by the deferred offering costs. Should an offering be unsuccessful, these costs are charged to expense.

      PROPERTY AND EQUIPMENT

      Property and equipment are recorded at cost and depreciated over their estimated useful lives. Leasehold improvements are amortized over their useful lives or the related lease period, whichever is shorter. The Company uses the straight-line and accelerated methods of depreciation for financial statement and income tax reporting purposes.

      A summary of the estimated useful lives follows:

            Office furniture and equipment                  5 - 7 years
            Manufacturing equipment                         7 - 8 years
            Leasehold improvements                          2 - 7 years


      Expenditures for maintenance and repairs which do not materially extend the useful lives of property and equipment are charged to earnings. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in earnings.

      Depreciation expense for the years ended December 31, 1996 and 1995 was $17,318 and $10,774, respectively. Amortization of leasehold improvements was $8,312 for the year ended December 31, 1996 and $19,598 for 1995.

      CERTIFICATION COSTS

      The Company has capitalized certain costs associated with certification of its products. Certification costs are carried at cost less accumulated amortization. Amortization is taken on the straight-line basis over five years. Amortization expense for the years ended December 31, 1996 and 1995 was $21,925 and $23,013, respectively.

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

      CONTRIBUTED SERVICES

      The Company recognizes as additional paid in capital the value of uncompensated services provided by the President and the Chief Executive Officer.

      ADVERTISING COSTS

      The Company charges advertising costs to expense as incurred. Advertising expense was $52,199 for 1996 and $8,854 for 1995.

      INCOME TAXES

      The Company utilizes the liability method for accounting for income taxes. The liability method accounts for deferred income taxes by
      applying enacted statutory rates in effect at   the balance sheet date to
      differences between financial statement amounts and tax bases of assets and liabilities. The resulting deferred income tax liabilities are adjusted to reflect changes in tax laws and rates. Temporary differences consist of the difference in financial statement and income tax bases for property and equipment and accounting for organization costs. Deferred income taxes related to an asset or liability are classified as current or noncurrent based on the classification of the related asset or liability.

      Prior to December 7, 1995, the Company, with the consent of its stockholders, had elected S corporation status under Section 1372 of the Internal Revenue Code and similar sections of the state income tax laws. On December 7, 1995, Guardian Technologies International, Inc. terminated its S corporation election and is now subject to corporate income taxes.

      NET LOSS PER SHARE

      Net loss per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Primary and fully diluted earnings per share are the same amount.

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

      STOCK COMPENSATION

      In 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation for non-employee plans. SFAS 123 establishes standards of financial accounting and reporting for stock-based compensation plans including stock option plans, stock purchase plans and other arrangements by which employees or other related parties receive shares of stock or other equity instruments based on the market value of an entity's stock.

      The fair value of the Company's stock options used is the estimated present value at grant date using the Black Scholes pricing model with the following assumptions for 1996: a risk free interest rate of 5.58 percent, no estimated dividend yield, an expected volatility of 24 percent and an expected holding period of three years.

      On November 14, 1996, the Company granted an option to purchase 100,000 shares at an exercise price of $.44 per share, to a consultant providing advisory services to the Company. At that date, the market price was $.9375. The option is exercisable at any time after January 2, 1997 and on or before January 2, 2000. Consulting expense of $49,750 has been recognized in the year ending December 31, 1996.

2. GOING CONCERN CONSIDERATIONS

      The Company has incurred losses of approximately $3,290,000 since inception. These continuing losses, a decline in sales during the fourth quarter of 1996, and unanticipated increases in general and administrative costs raise doubt about the Company's ability to continue as a going concern. Its continued existence is dependent upon its ability to achieve profitable operations by increasing sales while controlling production and other costs. In May, 1996, the Company completed a successful public offering which yielded approximately $3,595,000 in new capital. These funds have been used to provide working capital, purchase raw materials at reduced prices, reorganize sales efforts, expand product lines and, temporarily, to fund construction of new facilities.

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



2. GOING CONCERN CONSIDERATIONS (continued)

      During 1996, the Company's business plan was implemented and revised to meet changing conditions. An increase of 76 percent in sales was achieved through sales efforts in foreign markets, completion of a subcontract for product for the US Government, and maintenance of domestic market share. Gross profit margin increased from nil in 1995 to 10 percent sales in 1996. In addition, the Company completed development and certification of a new ballistic vest line in 1996, which will be offered for sale in 1997. The new line is constructed of improved ballistic materials which the Company purchased in bulk during late 1996 at a substantial savings. Sales of this line are expected to result in improved profit margin. In 1997, the Company has instituted a cost reduction program to reduce salaries, outside consultant fees and other costs. New production facilities were occupied in January, 1997. Reorganization of production is expected to result in improved margins in the near future.

      The new facility was completed in January, 1997, with the Company occupying approximately half the available 34,000 square feet. The Company has leased out 3,600 square feet under seven year leases to three tenants with annual base rents totaling about $45,000, plus common area maintenance charges. A lease for 4,800 square feet is under negotiation. Signed tenant leases provide for 3 percent increases in base rent. When fully leased, annual rental income is expected to be approximately $125,000.

      As explained further in Note 15, the Company has appointed four new members to the Board of Directors and arranged for interim financing of working capital needs in order to achieve the goals set forth above.
      For these reasons, management believes that no adjustments or reclassifications of recorded assets and liabilities is necessary at this time.

3. SECURITIES AVAILABLE FOR SALE

      Securities available for sale as shown in the balance sheet at December 31, 1996, are as follows:


                                           Gross         Gross      Approximate
                                         Unrealized    Unrealized     Market
                             Cost          Gains         Losses        Value
                           ----------    ----------    ----------   -----------
      U.S. Government and
        agency securities  $2,491,017     $10,736         $  -      $2,501,753
                           ==========     =======         ======    ==========

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



3. SECURITIES AVAILABLE FOR SALE (continued)

      The following is the scheduled maturities of securities available for sale at December 31, 1996:



                                                         Approximate
                                                           Market
                                                 Cost       Value
                                             ----------  ----------
         Due in one year or less            $  496,878  $  499,580
         Due from one year to five years     1,492,885   1,497,350
         Due in over five years                501,254     504,823
                                            ----------  ----------
                                            $2,491,017  $2,501,753
                                            ==========  ==========


      Securities available for sale with carrying amount of $2,501,753 at December 31, 1996, are pledged as collateral on a line of credit payable (Note 6).

4. INVENTORIES

      Inventories consist of the following:


                                              1996      1995
                                           ---------  --------
         Raw materials                     $ 266,925  $ 176,530
         Work in process                       7,695     35,972
         Finished goods                      140,984     24,521
         Raw materials in transit            169,978          -
                                           ---------  ---------
                                           $ 585,582  $ 237,023
                                           =========  =========


5. CONSTRUCTION IN PROGRESS

      During 1996, the Company entered into various contracts for the design and construction of a manufacturing and office facility on a parcel of unimproved land that was purchased in May, 1996 for $237,339. The total anticipated cost of the building is approximately $2.5 million. Interest incurred during construction has been capitalized as part of the construction in progress. The capitalized interest was $21,509 for 1996.

      The Company commenced occupancy of the facility on January 31, 1997.

      See Note 15 for subsequent events.

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



6. LINES OF CREDIT

      The Company has a $100,000 line of credit arrangement with a bank, through June 30, 1997. Interest is at 2 percent in excess of the bank's base lending rate. No principal was outstanding as of December 31, 1996 and 1995. The line of credit is guaranteed by Oliver L. North, stockholder. Borrowings and repayments in 1996 were $75,000 and $190,000 in 1995.

      In 1996, the Company entered into a line of credit agreement with a securities broker which allowed it to borrow against U.S. Government and agency securities (Note 3). The borrowings are charged interest at the broker's interest rate and are payable on demand. At December 31, 1996, a total of $1,850,554 has been drawn against the securities. The interest rate at December 31, 1996 was 7.5 percent and is payable monthly.

      See Note 15 for subsequent events.

7. NOTES PAYABLE

      NOTES PAYABLE - OTHER


                                            Interest   Original     Balance
                                              Rate      Amount      12/31/96  12/31/95
                                            --------   ---------    --------  --------
      Various insurance premium
        finance agreements, thirty-four
        monthly principal and interest
        payments of $5,539 until
        May, 1999.                            7.87%     $168,300    $145,832   $12,291

      Note payable, due on demand,
        secured by receivables and
        company assets, personally
        guaranteed  by Oliver L North,
        stockholder                          18.00%     $ 60,000          -     60,000


                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



7.    NOTES PAYABLE (continued)


Note payable, due on demand,
  secured by receivables and
  inventories, personally
  guaranteed by Oliver L North,
  stockholder                                   10.00%                $50,000           -       50,000
                                                                                 --------    ---------
     Totals                                                                       145,832      122,291
     Current maturities                                                           (57,016)           -
                                                                                 --------    ---------
     Long-term maturities                                                        $ 88,816    $ 122,291
                                                                                 ========    =========


The following is a schedule of future principal payments as of December 31, 1996:


     Year ending December 31,
     ------------------------
             1997                                                                           $  57,016
             1998                                                                              61,669
             1999                                                                              27,147
                                                                                            ---------
                                                                                            $ 145,832
                                                                                            =========

NOTES PAYABLE - RELATED PARTIES

The Company was indebted to certain stockholders and related parties as follows:



                                             Interest    Original           Balance
                                               Rate       Amount      12/31/96    12/31/95
                                            ----------   --------     --------    --------
Edwin Shufelt, stockholder,
  due on demand                             Prime + 1%   $100,000      $   -         $100,000

Oliver L. North, stockholder,
  due on demand                              9.00%       $  1,200          -            1,200
                                                              -       ------         --------
                                                                      $    -         $101,200
                                                                      ======         ========


During 1996, the principal plus interest was repaid. During 1995, the Company borrowed $40,281 from its president and $3,910 from the chief executive officer. The amounts were repaid with interest.

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



8. LEASE COMMITMENTS

      The Company leases office and warehouse space under two agreements. One agreement expired November 1995 and was extended through July, 1996.
      Thereafter, it was renewed  on a month to month basis.   The other lease
      expired June, 1996 and is on a month to month basis at December 31, 1996.

      The Company sub-leases office space to other parties on a month-to-month basis. Office rental expense of $136,299 and $131,685 for the years ended December 31, 1996 and 1995, respectively, are net of sublease rental income of $36,162 and $28,233, respectively.

9. INCOME TAXES

      There was no provision for income taxes for the years ended December 31, 1996 or 1995 due to net operating losses, the Company's termination of its election to be taxed as an S corporation on December 7, 1995 and because deferred tax assets were offset by a valuation allowance. The deferred tax asset for the years ended December 31, are comprised of the following items:



                                                   1996      1995
                                                ----------  --------
           Deferred tax assets:
             Net operating loss carryforward    $(352,000)  $(8,000)
             Property and equipment               (25,000)   (4,500)
             Accrued expenses                      (6,000)     (500)
                                                ---------   -------
                   Gross deferred tax assets     (383,000)  (13,000)

           Deferred tax liability:
             Net unrealized gain on securities
               available for sale                   5,000         -
           Less:  deferred tax asset valuation
             allowance                            378,000    13,000
                                                ---------  --------
                   Net deferred tax asset       $       -  $      -
                                                =========  ========

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


9. INCOME TAXES (continued)

      A reconciliation between the amount of reported Federal income tax benefit and the amount computed by multiplying the applicable statutory Federal income tax rate is as follows:



                                         1996                                  1995
                                 -----------------------           --------------------------
Computed expected tax benefit      $(324,250)   (34.00)%           $ (174,325)       (34.00)%
(Increase) decrease in tax
  benefit resulting from:
    Adjustments resulting from
       S corporation election            -        0.00                161,325         31.45
    State tax benefit                (57,250)    (6.00)                     -          0.00
    Other                             16,500      1.45                      -          0.00
                                   ---------   -------             ----------       -------
                                    (365,000)   (38.55)               (13,000)        (2.55)
                                   ---------   -------             ----------       -------

Allowance to reduce tax benefit
  to net realizable value:
    Beginning of year              $ (13,000)    (1.40)            $        -          0.00
    End of year                      378,000     39.95                 13,000          2.55
                                   ---------  --------             ----------       -------
                                     365,000     38.55                 13,000          2.55
                                   ---------  --------             ----------       -------
Income tax benefit                 $      -       0.00%            $        -          0.00%
                                   ========   ========             ==========       =======


      At December 31, 1996, the Company has a net operating loss carryforward of approximately $925,000 available under provisions of the Internal Revenue Code to be applied against future taxable income. This carryforward expires December 31, 2011.

10.    MAJOR CUSTOMERS

      The Company sells its products primarily to authorized dealers for resale to municipal, county and state law enforcement agencies throughout the United States. Approximately 21 percent of sales in 1996 were to foreign governments and agencies. There were no material sales to foreign governments and agencies in 1995.

     Percentage of sales to major domestic customers at December 31, are as follows:


                                                              1996               1995
                                                              ----               ----
                  U.S. Government subcontract                  23%                -
                  Municipal law enforcement agency              9%               14%
                  Domestic dealer                               2%               15%

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



11. MAJOR SUPPLIER CONCENTRATION

      The ballistic resistant products of the Company are primarily manufactured with the raw materials Spectra 1000 woven fabric and Spectra Shield. These two products are only manufactured and distributed by Allied-Signal, Inc. As of December 31, 1996 and 1995, Guardian Technologies International, Inc., owed $276,765 and $83,352, respectively, to Allied-Signal, Inc.

12. FINANCIAL INSTRUMENTS

      CONCENTRATIONS OF CREDIT RISK

      Financial instruments which potentially subject the Company to concentrations of credit risk consist of trade accounts receivable and cash. The Company grants credit terms in the normal course of business to its customers, who are primarily dealers or municipal, state and Federal law enforcement agencies, and who are located throughout the United States. As part of its ongoing procedures, the Company monitors the credit worthiness of its customers.

      The Company maintains cash in commercial banks in accounts which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per customer and in uninsured accounts. The Company has amounts on deposit with banks which at times exceed the $100,000 insured threshold. The cash amount presented on the balance sheet reflects the actual amounts on deposit with banks reduced for outstanding checks and increased for deposits in transit. At December 31, 1995, the Company had uninsured cash bank balances of $428,332. There were no uninsured bank balances at December 31, 1996.

13. CONTRIBUTED CAPITAL

      In May, 1996, the Company completed an initial public offering of 977,500 shares of common stock at $5.10 per share with 977,500 common stock purchase warrants. The warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 during the five year period following the effective date of the offering. At December 31, 1996, no warrants had been exercised. The offering also registered 732,835 additional shares of common stock, 1,465,670 warrants and 1,465,670 shares of common stock underlying the warrants by existing stockholders. No proceeds from the resale of these shares will be received by the Company. Total net proceeds from the offering were $3,594,613 after deducting commission fees and other costs of the sale.

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



13. CONTRIBUTED CAPITAL (continued)

      There were 2,443,170 warrants, with an exercise price of $5.00 per share, outstanding at December 31, 1996 and 1,465,670 warrants, with an exercise price of $5.00 per share, outstanding at December 31, 1995.

      On February 20, 1995, the stockholders of the Company approved an amendment of the articles of incorporation to increase the authorized shares of common stock to 5,000,000 shares and to authorize 1,000,000 shares of preferred stock. The amendment was filed on March 22, 1996 with the State Corporation Commission of Virginia.

      On February 21, 1995, the Company declared a 300 for 1 stock split in which the number of shares was increased from 1,193 to 357,900 shares of common stock outstanding. Par value of common stock was changed from $1.00 to $0.01.

      During October, 1995, the Company borrowed $175,000 from principals of the investment banker for the private placement offering. The loan was repaid with proceeds from the private placement offering.

      On November 15, 1995, the Company effected a 3.7 for 1 forward stock split pursuant to which the number of shares were increased from 357,900 to 1,324,230 shares of Common Stock outstanding.

      In December, 1995, the Company completed an offering of its Securities under an exemption pursuant to Rule 506, Regulation D promulgated under the Securities Act. This offering closed with the sale of 732,835 units at an offering price of $1.50 per unit which offering raised an aggregate of $1,099,252 for the Company. Each unit sold in this offering consisted of one share of common stock and two warrants each to purchase one share of common stock at an exercise price of $5.00 per share. The Company received net proceeds of $878,729 after deducting commission fees and other costs of the sale, including 110,000 shares issued to the securities counsel in exchange for services rendered in connection with the offering.

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



13. CONTRIBUTED CAPITAL (continued)

      Additionally, in 1995, the Company sold 194,588 shares to investors including the securities counsel for $.17 per share. The notes receivable of $33,080 as of December 31, 1996 and 1995, represent amounts due from two stockholders for purchase of 194,588 shares of common stock. The notes were due April 16, 1996, with interest at the
      rate of 9  percent.   Common stock was issued to employees in recognition
      of services rendered of 3,330 shares at an issued price of $567 for the year ended December 31, 1995. Uncompensated services provided by the President and Chief Executive Officer totaled $37,500 and $100,000 for 1996 and 1995, respectively.

14. STOCK PRICES SINCE INITIAL PUBLIC OFFERING

      The common stock of the Company is traded on the NASDAQ Stock Market under the symbol GRDN. The prices listed below are the high and low sales prices for common shares since the initial public offering on May 14, 1996.


                                           Price
                                      ------------------
              Quarter Ended              Low      High
              ------------            ---------  --------
                  6/30/96               $   5.75   $  12.75
                  9/30/96               $ 0.9375   $   6.50
                 12/31/96               $0.40625   $1.46875


      The common stock purchase warrants of the Company are traded on the NASDAQ Stock Market under the symbol GRDNW. The prices listed below are the high and low sales prices for common share warrants since the initial public offering on May 14, 1996.


                                              Price
                                         -------------------
                     Quarter Ended          Low      High
                     -------------       ---------  --------
                       6/30/96            $  4.25   $  11.50
                       9/30/96            $0.3125   $   5.25
                      12/31/96            $0.0625   $0.96875

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



15. SUBSEQUENT EVENTS

      BOARD OF DIRECTORS

      On February 27, 1997, at a special meeting of the Board of Directors, the Company appointed Herbert M. Jacobi, Attorney, and Hugh E. Sawyer, President of National Linen Services, to the Board of Directors for one year terms, or until the next annual shareholders' meeting, whichever is
      earlier.   On March 4, 1997, at a special meeting of the Board of
      Directors, the Company appointed John C. Power, President of Redwood MicroCap Fund, Inc., and Stephen G. Calandrella, President of the Rockies Fund, to the Board of Directors for one year terms, or until the next annual shareholders' meeting, whichever is earlier.

      In March, 1997, Redwood MicroCap Fund, Inc., a company registered under the Investment Company Act of 1940, purchased 309,300 shares of common stock of the Company. During February and March, 1997, the Rockies Fund, a company registered under the Investment Company Act of 1940 as a business development company, purchased 311,600 shares of common stock and 411,000 common stock purchase warrants of the Company.

      EMPLOYMENT AGREEMENTS

      Effective January 1, 1997, the employment agreements of the President and Vice President were amended to reduce the base salaries payable to each to $77,900 for 1997, only. The agreements permit the Board to increase, but not decrease, the base salaries of the officers during the remaining four year terms of the contracts. The Board or Compensation Committee, in their sole discretion, may award bonuses to the officers. The amended agreements include provisions for additional compensation payable to the officers in the event of termination of employment without cause, or upon change of control of the Company.

      ADDITIONAL BORROWINGS

      In January, 1997, the Company drew an additional $290,000 under the line of credit agreement with the securities broker. These funds were used to make the final payment on the new office and manufacturing facilities, located in Sterling, Virginia. Also, in January and February, 1997, the Company drew a total of $40,000 under the bank line of credit agreement.

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


15. SUBSEQUENT EVENTS (continued)

      ADDITIONAL BORROWINGS (continued)

      On February 7, 1997, the Company executed a one year note for $900,000 with a commercial entity. Interest at 15 percent, annual rate, is due monthly. After payment of three months interest, there are no further prepayment penalties. The principal balance is due at maturity. The note is secured by a first deed of trust on the office and manufacturing facility in Sterling, Virginia. On April 10, 1997, the lender and the Company executed a commitment letter to extend additional credit
      facilities under the above agreement.   The  commitment letter, which is
      valid for thirty days, modifies the original agreement to include  the
      following terms and conditions.   Total additional funds available under
      the credit  facility are $900,000.   The Company may borrow up to
      $650,000 with current tenants'  leases in place and up to a maximum of
      $900,000 when the building is fully leased.   Borrowings under the credit
      facility will bear interest at 15 percent annual rate, payable monthly. The original principal amount of $900,000, plus any borrowings under the
      credit  facility will be due and payable on February 7, 1999.   The
      Company agrees to pay a minimum of three months interest on additional borrowings during the remainder of the term of the agreement.

      TENANT LEASES

      During March, 1997, the Company executed lease agreements with three tenants, including one entity affiliated with the President, effective February 1, 1997, for approximately 3,600 square feet of office space in the facility located in Sterling, Virginia. The leases are for seven years, call for monthly payments of base rent and operating expenses, and a 3 percent increase in base rent annually. The Company is negotiating lease terms with a fourth tenant.

      Minimum lease payments by year are as follows:


                           1997                       $ 41,560
                           1998                         46,584
                           1999                         47,982
                           2000                         49,421
                           2001                         50,904
                           2002                         52,431
                           2003                         54,004
                           2004                          4,511
                                                      --------
                                                      $347,397
                                                      ========

ITEM 8 CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 9  DIRECTORS AND EXECUTIVE OFFICERS

     The executive officer and directors of the Company are listed in the table below and brief summaries of their business experience and certain other information with respect to them are set forth thereafter.


     NAME                   AGE             POSITION

Oliver L. North...........   53   Chairman of the Board, President and Secretary
Joseph F. Fernandez.......   60   Director, Vice President and Treasurer
Travis Y Green............   41   Director
Herbert M. Jacobi.........   52   Director
Hugh Sawyer...............   45   Director
John C. Power.............   34   Director
Stephen G. Calandrella....   37   Director

     The Company's Articles of Incorporation authorize three (3) classes of Directors which classes serve for varying terms. The Articles also grant to the sitting Directors the authority to fill any vacancies on the Board and/or to appoint members to the Board to fill any vacancies resulting from an increase in the authorized number of Directors. As at the date hereof, there are seven (7) directors, four (4) of whom have been appointed by the original Directors. Messrs. North and Fernandez' terms as Directors are for a three (3) year period, Mr. Green for a two (2) year period and the appointees for a one
(1) year period.

     Oliver L. North has served as Chairman of the Board, President and Secretary from inception. He graduated from the United States Naval Academy in June 1968 and served in the United States Marine Corps for twenty-two years. His service included a tour of duty in Vietnam where he earned a Silver Star for heroism, a Bronze Star with a "V" for valor, and two Purple Hearts for wounds in action. From 1981 through 1986, he served as a member of President Ronald Reagan's National Security Council staff and became Deputy Director of Political-Military Affairs. In this capacity, he helped plan the liberation of Grenada, the capture of terrorists who hijacked the cruise ship Achille Lauro, and the U.S. raid on Quaddafi's terrorist training camps in Libya. He retired from the Marine Corps in 1988.


     In March, 1988, Mr. North was indicted on charges arising out of the so-called Iran-Contra affair. Four of the charges were dismissed prior to trial. On May 4, 1989 Mr. North was acquitted on nine counts and convicted on three in the United States District Court in Washington, D.C. The convictions were appealed to the United States Court of Appeals for the District of Columbia Circuit. On July 20, 1990, the Court of Appeals vacated all the convictions, reversed one conviction outright, and sent the case back to the District Court. The Independent Counsel who had brought the case then declined to continue further prosecution and all remaining charges were dismissed. There are no outstanding criminal charges or convictions against Mr. North today.

     Joseph F. Fernandez has served as Vice President, Treasurer and Director since inception. Mr. Fernandez began his career as a Police Officer with Miami/Dade County Police Department and served in this position for eight years. In 1967, he was employed by the U.S. Central Intelligence Agency. In this capacity, he served in both foreign and domestic posts dealing with highly sensitive national security issues and intelligence operations. As a Senior Operations Officer in the Clandestine Services, he directly supervised CIA units of up to 35 persons in day-to-day operational assignments and planned, distributed and accounted for budgets in excess of $8 million.

     On June 22, 1988, Mr. Fernandez was indicted on five criminal counts arising out of the so-called Iran-Contra Affair. These indictments were dismissed without prejudice on October 13, 1988. On April 4, 1989, Mr. Fernandez was re-indicted in a different venue on four criminal counts arising out of the Iran-Contra Affair. This indictment was dismissed with prejudice on November 24, 1989. The Independent Counsel lodged an appeal in the U.S. Court of Appeals. In September, 1990, that Court upheld the dismissal of the indictment, and on October 5, 1990, the mandate of the Court of Appeals was issued thereby making final the dismissal of all charges against Mr.
Fernandez. There are no outstanding criminal charges or convictions against Mr. Fernandez today.

     Travis Y Green has been a Director since inception. He holds a Masters in International Business Studies from the University of South Carolina, and he graduated with a Bachelors Degree in Business Administration from Emory University. Mr. Green was an Account Executive at Dresdner Bank AG, in New York in 1978, and continued his financial career a the Wall Street firm of Brown Brothers Harriman & Co. for 10 years from 1982 through 1992. In 1993, he established the investment banking firm of Green, Morris & Associates in Atlanta, Georgia where he serves as President.

     Herbert M. Jacobi has been an attorney in private practice in New York, New York since 1967.

     Hugh Sawyer has served as President of National Linen Service, a $500 million in sales subsidiary of National Service Industry, based in Atlanta, Georgia since early 1996. He was formerly president of Wells Fargo Armored Services Division of Borg Warner.

     John C. Power has served as President and Chief Executive Officer of Redwood MicroCap Fund, Inc. ("MicroCap") since February, 1992. MicroCap is registered as an Investment Company under the Investment Company Act of 1940, as amended (the "40 Act"), but is attempting to de-register from the 40 Act. MicroCap has majority and/or wholly-owned subsidiaries engaged in oil and gas exploration, production and management and radio broadcasting. Since November 1996, Mr. Power has been the Managing Member of Northern Lights Broadcasting, L.L.C., a limited liability company engaged in the acquisition and development of radio stations in Montana and North Dakota. Since November 1996, Mr. Power has also been President of Power Surge, Inc. Mr. Power has also served as president of Power Curve, Inc., a private investment and consulting firm since 1986, and as an officer and director of Signature Wines of Napa Valley, Inc. from September, 1995 to June 1996. From March, 1994 to September, 1995, Mr. Power served as a general partner of Signature Wines, a California general partnership, a predecessor entity of Signature Wines of Napa

Valley, Inc. Mr. Power served as a director of BioSource International, Inc. (NASDAQ:BIOI) from August, 1993 to December, 1994, of Optimax Industries, Inc. (NASDAQ:OPMX) from April 1993 to March 1995, and of AirSoft Corporation, a manufacturer of network communications software and systems, from 1993 to June 1996. Mr. Power received his formal education at Occidental College and at the University of California at Davis.

     Stephen G. Calandrella has been President and a Director of The Rockies Fund, Inc. since February, 1991, and Chief Executive Officer since January 30, 1994. Mr. Calandrella has previously served as a Director of Kelly Motors, Ltd., Good Times Restaurants, Inc., Southshore Corp., and Cogenco International, Inc. Mr. Calandrella also served as a Director for Combined Penny Stock Fund, Inc. and Redwood MicroCap Fund, Inc., both of which are closed-end investment companies registered under the Investment Fund Act of 1940. Mr. Calandrella currently serves as a member of the Board of Directors of several publicly held companies. Mr. Calandrella has also engaged in financing and consulting activities for development stage companies which consist of advising public and private companies on capital formation methods, enhancing shareholder valuations, mergers, acquisitions and corporate restructurings as well as arranging for bridge loans and equity purchases.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

     Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of the Common Stock (collectively, "Reporting Persons") to file initial reports of ownership and changes of ownership of the Common Stock with the SEC and the NASDAQ Stock Market. Reporting Persons are required to furnish the Company with copies of all forms that they file under Section 16(a). The Company is not aware of any failure on the part of any Reporting Persons to timely file reports required pursuant to Section 16(a).

ITEM 10 EXECUTIVE COMPENSATION

     The following table sets forth the executive compensation and distribution paid to each executive officer of the Company during the years ended December 31.

                          EXECUTIVE COMPENSATION TABLE

                                Annual Compensation                   Long Term Compensation
                            ---------------------------           ----------------------------------
Name                     Year                                        Restricted       Restricted
Principal                Ended                       Other           Stock     Options  LTIF      All other
Other Position           December Salary      Bonus  Compensation    Awards    SARA     Payouts   Compensations
-----------------------  -------- -------     -----  ------------    ------    ----     -------   -------------
Oliver L. North          1996      $113,740     --     --              --        --      --         (1)
President and
  Secretary              1995            --     --     --              --        --      --         (1)

Joseph F. Fernandez      1996      $117,074     --     --              --        --      --         (1)
Vice President           1995       $40,000     --     --              --        --      --         (1)
and Treasurer

(1) Contributed services for Oliver L. North and Joseph F. Fernandez for 1996 and 1995 that were recorded as additional paid-in capital were $37,500 and $70,000, respectively, for both years. No shares were issued in exchange for the contributed services.

EMPLOYMENT CONTRACTS

     Oliver L. North and Joseph F. Fernandez executed employment contracts with the Company effective May 31, 1996. The contracts are for a four (4) year term with compensation at a rate of $150,000 for the first year of the term, subject to increases as determined by the Board of Directors, plus fringe benefits including health insurance.

Effective January 1, 1997, the employment agreements of the President and Vice President were amended to reduce the base salaries payable to each to $77,900 for 1997, only. The agreements permit the Board to increase, but not decrease, the base salaries of the officers during the remaining terms of the contracts. The Board or Compensation Committee, in their sole discretion, may award bonuses to the officers. The amended agreements include provisions for additional compensation payable to the officers in the event of termination of employment without cause, or upon change of control of the Company.

     Oliver L. North, President, devotes approximately three (3) hours per day to a radio program of which he is the host during which program Mr. North is not at the Company's offices. Nonetheless, the Company believes that Mr. North devotes a full business day to the Company's affairs.

ITEM 11         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of March 31, 1997 with respect to the beneficial ownership of shares of Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) each executive officer named in the Summary Compensation Table appearing below under "Executive Compensation", and (iv) all executive officers and directors as a group. Except as indicated in the footnotes to the table, persons named in the table have sole voting and investment power with respect to all shares of Common Stock which they respectively own beneficially.


         Name and Address               Numer of Shares       Percent
         of Beneficial Owner          Beneficially Owned*     of Class*
         ---------------------------------------------------  ---------
         Oliver L. North                      473,970         14.2%
         Rt. 1, Box 560
         Bluemont, VA  20135

         Joseph F. Fernandez                  283,050         8.5%
         542 Whitecedar Court
         Vienna, VA  22180

         Travis Y. Green                       11,100          .3%
         One Ravinia Drive
         Atlanta, GA  30346

         Redwood MicroCap Fund(1)             309,600          9.3%
         2055 Angle Drive, Suite 105
         Colorado Springs, CO  80918

         Rockies Fund (2)                     722,600         19.3%
         4465 Northpark Drive, Suite 400
         Colorado Springs, CO  80907



         Name and Address               Numer of Shares        Percent
         of Beneficial Owner            Beneficially Owned*   of Class*
         -------------------            --------------------  -----------
         All Events Consulting Inc.(3)        450,000         13.5%
         7 Hampton Street
         Hauppauge, NY  11787

         Helmsley Finance Ltd.(4)             300,000          9.0%
         39 Dan St. Jersey
         Channel Island
         JFU 8 UA

         Michael Iovino(5)                    180,000          5.2%
         2530 4th Avenue
         East Meadow, NY  11554

         John Magliocco (6)                   225,000          6.4%
         14 Applegreen Drive
         Westbury, NY  11568

         M.D. Iabbah (7)                      225,000          6.4%
         708 Greenwich St
         Apt 5C, New York
         NY  10014

         All Officers and Directors
         as a Group (5 persons)             1,800,320         48.0%


     *    Under applicable rules of the Securities and Exchange
          Commission (the "SEC"), a person is deemed to be the beneficial owner of share of Common Stock if, among other things, he or she directly or indirectly has or shares voting power or investment power with respect to such shares. A person is also considered to beneficially own shares of Common Stock which he or she does not actually own but has the right to acquire presently or within the next sixty (60) days, by exercise of warrants or otherwise. The percentage of ownership was determined by assuming that all Warrants held by this securityholder have been exercised and that Warrants held by other securityholders have not been exercised.

(1) Redwood MicroCap Fund, Inc. a company registered under the Investment Company Act of 1940 purchased 309,600 shares of Common Stock in March, 1997. John C. Power, President of the Fund, was appointed to the Board of Directors of the Company on March 4, 1997.

(2) The Rockies Fund, Inc., a company registered under the Investment Company Act of 1940, purchased in a series of transactions in February and March, 1997, 311,600 shares of Common Stock and 411,000 Common Stock purchase
     Warrants.   Stephen G. Calandrella,  President of the Fund, was appointed to the Board of Directors of the Company on March  4, 1997.

(3) All Events Consulting, Inc. ("All Events") is a company engaged in the promotion of events. Vincent Caruso is the principal beneficial owner of the Company. All Events is the beneficial owner of 150,000 shares of Common Stock and 300,000 Warrants, each to purchase one share of Common Stock.

(4) Helmsley Finance Limited ("Helmsley") is a four year old British Virgin Island company engaged in providing financial investment services. Charles HNE Wilson is the principal beneficial owner of Helmsley. Helmsley is the beneficial owner of 100,000 shares of Common Stock and 200,000 Warrants, each to purchase one share of Common Stock.

(5) Michael Iovino is the beneficial owner of 60,000 shares of Common Stock and 120,000 Warrants, each to purchase one share of Common Stock.

(6) John Magliocco is the beneficial owner of 75,000 shares of Common Stock and 150,000 Warrants, each to purchase one share of Common Stock.

(7) M.D. Iabba is the beneficial owner of 75,000 shares of Common Stock and 150,000 Warrants, each to purchase one share of Common Stock.


ITEM 12         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13         EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits



             Exhibit
             Number   Description
             -------  ---------------------------------------------
             3.1      Certificate of Incorporation of the Company.*

             3.2      Bylaws of the Company.*

             4.1      Form of Common Stock Certificate.*

             4.2      Form of Warrant.*

            10.1      Employment Agreement between the Company and
                      Oliver L. North.

            10.2      Employment Agreement between the Company and
                      Joseph F. Fernandez.

            10.3      Revolving Line of Credit Agreement dated
                      December 7, 1995 among the Company, Creditanstalt
                      Corporate Finance, Inc., and Oliver L. North, as
                      Guarantor.

            10.4 Promissory Note dated December 7, 1995 from the Company to Creditanstalt Corporate Finance, Inc.

            10.5      Guaranty dated December 7, 1995 from Oliver L. North to
                      Creditanstalt Corporate Finance, Inc.


10.6 Amendment dated November 26, 1996 relating to Revolving Loan of Credit Agreement among the Company, Creditanstalt Corporate Finance, Inc. and Oliver L. North, as Guarantor.

10.7 Margin Agreement dated June 24, 1996 between the Company and Pershing, Division of Donaldson, Lufkin & Jenrette Securities Corporation.

10.8   Promissory Note dated February 7, 1997 from the Company to Dashco, Inc.

10.9 Deed of Trust between the Company and Marc A. Busman and Rosalyn R. Busman, Trustees.

10.10 Deed of Lease dated January 23, 1997 between the Company, as Landlord, and Freedom Alliance, as Tenant.

10.11 Letter re: Line of Credit facility between the Company and Adler Financial Group.

11     Statement re: Computation of Per Share Earnings.

23     Consent of Thompson, Greenspon & Co., P.C.

27     Financial Data Schedule

________________________________

* Filed as an Exhibit to the Company's Registration Statement on Form SB-2 dated March 22, 1996 (Reg. No. 333-2712-NY) and incorporated herein by reference.




(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                                                     (Registrant)

Date:  April 15, 1997                By: /s/ Joseph F. Fernandez
                                         ---------------------------
                                             Joseph F. Fernandez
                                             Vice President

     In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Oliver L. North                         Date:  April 15, 1997
    ---------------------------------------
     Oliver L. North
       President (Principal Executive
     Officer) and Director

By: /s/ Joseph F. Fernandez                     Date:  April 15, 1997
    ---------------------------------------
     Joseph F. Fernandez
       Vice President and Treasurer
     (Principal Accounting and Financial
     Officer) and Director

By: /s/ Travis Y. Green                         Date:  April 14, 1997
    ---------------------------------------
     Travis Y. Green
     Director

By: /s/ Herbert M. Jacobi                       Date:  April 15, 1997
    ---------------------------------------
     Herbert M. Jacobi
     Director

By:                                             Date:  April 15, 1997
     --------------------------------------
     Hugh E. Sawyer
     Director

By: /s/ John C. Power                           Date:  April 15, 1997
    ---------------------------------------
     John C. Power
     Director

By:                                             Date:  April 15, 1997
     --------------------------------------
     Stephen G. Calandrella
     Director

                                 EXHIBIT INDEX

             Exhibit
             Number   Description
             -------  ---------------------------------------------
             3.1      Certificate of Incorporation of the Company.*

             3.2      Bylaws of the Company.*

             4.1      Form of Common Stock Certificate.*

             4.2      Form of Warrant.*

            10.1      Employment Agreement between the Company and
                      Oliver L. North.

            10.2 Employment Agreement between the Company and of Joseph F. Fernandez.

            10.3 Revolving Line of Credit Agreement dated December 7, 1995 among the Company, Creditanstalt Corporate Finance, Inc., and Oliver L. North, as Guarantor.

            10.4 Promissory Note dated December 7, 1995 from the Company to Creditanstalt Corporate Finance, Inc.

            10.5      Guaranty dated December 7, 1995 from Oliver L. North to
                      Creditanstalt Corporate Finance, Inc.

            10.6      Amendment dated November 26, 1996 relating to Revolving
                      Loan of Credit Agreement among the Company,
                      Creditanstalt Corporate Finance, Inc. and
                      Oliver L. North, as Guarantor.

            10.7 Margin Agreement dated June 24, 1996 between the Company and Pershing, Division of Donaldson, Lufkin & Jenrette
                      Securities Corporation.

            10.8 Promissory Note dated February 7, 1997 from the Company to Dashco, Inc.

            10.9      Deed of Trust between the Company and Marc A. Busman and
                      Rosalyn R. Busman, Trustees

            10.10 Deed of Lease dated January 23, 1997 between the Company, as Landlord, and Freedom Alliance, as Tenant.

            10.11 Letter re: Line of Credit facility between the Company and Adler Financial Group.


             11   Statement re: Computation of Per Share Earnings.

             23   Consent of Thompson, Greenspon & Co., P.C.

             27   Financial Data Schedule


________________________________

* Filed as an Exhibit to the Company's Registration Statement on Form SB-2 dated March 22, 1996 (Reg. No. 333-2712-NY) and incorporated herein by reference.