Form 10QSB
period 1997-03-31
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 1997-05-15
CIK 873198

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


                                   (Mark One)

                   [X]  QUARTERLY REPORT UNDER SECTION 13 OR
                      15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

                          ----------------------------

                                       OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

              For the transition period from               to
                                             -------------    ---------------

                        Commission File Number 0-28238

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

      (Exact Name of Small Business Issuer as Specified in its Charter)

             DELAWARE                                    54-1521616
          -------------------                       -------------------
   (State or Other Jurisdiction of            (I.R.S. Employer Identification
            Incorporation)                         or Organization Number)

                  22570 Markey Court, Dulles, Virginia 20166
           --------------------------------------------------------
                   (Address of Principal Executive Offices)

                                (703) 444-7931
           --------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

                45472 Holiday Drive, Sterling, Virginia 20166
           --------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                   Report)

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X     NO
    ---       ---
Number of shares of common stock, par value $.001 per share, outstanding at May 15, 1997: 3,342,483
              ----------

Transitional Small Business Disclosure Format (check one): YES      NO  X
                                                               ---     ---

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                                     INDEX



Part I. Financial Information                                                               Page

     Item 1.  Financial Statements                                                            3

     Balance Sheets at March 31, 1997 and March 31, 1996                                      3

     Statements of Income for Three Month Periods Ended
     March 31, 1997 and March 31, 1996.                                                       5

     Statements of Cash Flows for Periods Ended March 31, 1997
       and March 31, 1996.                                                                    6

     Notes to Financial Statements                                                            7

     Item 2.  Management's Discussion and Analysis of Results of Operations                   8

Part II. Other Information

     Item 6.  Exhibits and Reports on Form 8-K                                               11

Signature                                                                                    12

Exhibit 11 - Statement re Computation of Per Share Earnings

Exhibit 27 - Financial Data Schedule


                                     PART I

                             FINANCIAL INFORMATION

                         Item 1.  Financial Statements

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                                 BALANCE SHEETS
                            March 31, 1997 and 1996
                                   Unaudited



                                                              March 31,              March 31,
        ASSETS                                                  1997                   1996
                                                             ----------            -------------
CURRENT ASSETS
 Cash and cash equivalents                                     $  308,827           $  24,952
 Accounts receivable                                              103,372             140,695
 Interest receivable                                               15,931                   -
 Inventories:
  Raw materials                                                   370,245             251,538
  Work in process                                                  52,022              41,750
  Finished goods                                                   81,077              18,867
 Prepaid expenses                                                  59,230             171,445
 Marketable securities                                          1,959,145                   -
                                                               ----------           ---------

       Total current assets                                    $2,949,849           $ 649,247
                                                               ----------           ---------


PROPERTY AND EQUIPMENT
  Leasehold improvements                                       $  115,394           $ 114,494
  Manufacturing equipment                                          63,477              58,049
  Office furniture and equipment                                  111,274              45,574
  Land                                                            237,339               4,513
  Building                                                      2,530,555
  Less accumulated depreciation                                  (214,768)           (177,668)
                                                               ----------           ---------
                                                               $2,843,271           $  44,962
                                                               ----------           ---------

OTHER ASSETS
  Certifications and patents                     $  147,641        $ 110,497
  Less accumulated amortization                    (123,868)        (107,187)
                                                 ----------        ---------
                                                 $   23,773        $   3,310

  Deposits                                            7,125           18,194
  Deferred Taxes                                      4,405                -
                                                 ----------        ---------

                                                 $   35,303        $  21,504
                                                 ----------        ---------

       Total assets                              $5,828,423        $ 715,713
                                                 ==========        =========



See Notes to Financial Statements

                                                           March 31,        March 31,
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               1997             1996
                                                         ------------    -------------

CURRENT LIABILITIES
 Notes payable                                           $ 2,533,678       $ 236,200
 Current portion of long-term debt - insurance                58,145               -
 Accounts payable                                            348,253         200,027
 Customer deposits                                                 -          58,071
 Accrued expenses                                             22,041          38,390
                                                         -----------       ---------
       Total current liabilities                         $ 2,962,117       $ 532,688
                                                         -----------       ---------
LONG-TERM DEBT - INSURANCE                               $    73,850       $       -
                                                         -----------       ---------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, par value $0.001, authorized 15,000,000
  shares, issued and outstanding 3,342,483 shares in
  1997; 2,364,983 shares in 1996                         $     3,342       $   2,365
 Additional paid-in capital, including contributed
  services of $37,500 in 1996                              4,138,275         480,663
 Less notes receivable for the purchase of common stock      (33,080)        (33,080)
 Preferred stock, $.20 par value, authorized 1,000,000
  shares; no shares issued and outstanding in 1997
  and 1996                                                         -               -
 Unrealized loss on marketable securities                    (24,964)              -
 Accumulated deficit since December 7, 1995,
  (termination of S corporation status in which a
  deficit of $2,320,227 was applied against
  additional paid-in capital)                             (1,291,117)       (266,923)
                                                         -----------     -----------
       Total stockholders' equity (deficit)              $ 2,792,456     $   183,025
                                                         -----------     -----------
       Total liabilities and stockholders'
        equity (deficit)                                 $ 5,828,423     $   715,713
                                                         ===========     ===========





See Notes to Financial Statements

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                              STATEMENTS OF INCOME
               For the Three Months Ended March 31, 1997 and 1996
                                   Unaudited



                                              Three Month Periods
                                                 Ended March 31,
                                            ------------------------
                                              1997            1996
                                           ----------     ----------
Net sales                                    $ 186,573     $  540,024

Cost of goods sold                             271,288        494,202
                                             ---------     ----------

        Gross profit (loss)                    (84,715)    $   45,822

General and administrative                     201,347        137,917
 expenses
Selling expenses                                68,227        159,317
                                            ----------     ----------

        Operating loss                      $ (354,289)    $ (251,412)

Financial income (expense):
 Interest income                                35,830            994
 Interest expense                              (41,783)        (1,549)
 Rent Income                                    17,771              -
 Gain on Sale of Investments                     8,076              -
                                            ----------     ----------
        Loss before income taxes            $ (334,395)    $ (251,967)
Income taxes                                         -              -
                                            ----------     ----------

        Net loss                            $ (334,395)    $ (251,967)
                                            ==========     ==========

Primary loss per common and common
     equivalent shares                   $     (.10)     $    (.11)

Fully diluted loss per common and
     common equivalent shares            $     (.10)     $    (.11)

Weighted Average Shares Outstanding       3,342,483      2,364,983

No dividends were paid.


See Notes to Financial Statements

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
               For the Three months Ended March 31, 1997 and 1996
                                   Unaudited

                                                                     March 31,        March 31
                                                                       1997             1996
                                                                     ---------        --------
 CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                         $ (334,395)       $ (251,967)
  Adjustments to reconcile net loss to cash used
  by operating activities:
    Depreciation                                                       16,990             5,520
    Amortization                                                        7,287             7,169
    Change in assets and liabilities:
      (Increase) in accounts receivable                               (42,374)          (40,451)
      Decrease in interest receivable                                  44,517                 -
      (Increase) decrease in inventories                               82,238           (75,132)
      (Increase) decrease in prepaid expenses and deposits             35,707          (156,652)
      Decrease in deferred offering costs                                   -            82,948
      Increase (decrease) in accounts payable and
       accrued expenses                                              (528,532)           67,007
      Decrease in customer deposits                                   ( 3,999)                -
                                                                     --------        ----------

      Net cash used in operating activities                        $ (722,561)       $ (361,558)
                                                                   ----------        ----------

 CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of property and equipment                               $ (250,089)       $  (25,486)
  Acquisition of patent rights and certification                       (3,190)             (292)
  Proceeds from redemption of marketable securities                 1,498,760                 -
  Purchase of securities available for sale                          (996,257)                -
                                                                   ----------        ----------

         Net cash used in investing activities                     $  249,224           (25,778)
                                                                   ----------        ----------


 CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings                              $1,230,000         $  113,909
  Principal payments on short-term borrowings                        (546,876)          (101,200)
  Principal payments on long-term debt                                (14,966)                 -
  Proceeds from issuance of common stock
    (prior to public offering)                                              -             23,272
                                                                   ----------         ----------

         Net cash provided by financing activities                 $  668,158         $   35,981
                                                                   ----------         ----------

 Net increase (decrease) in cash and cash equivalents              $  194,821         $ (351,355)

 Cash and cash equivalents at beginning of period                     114,006            376,307
                                                                   ----------         ----------

 Cash and cash equivalents at end of period                        $  308,827         $   24,952
                                                                   ==========         ==========

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
    Interest                                                       $   45,932         $    1,549
                                                                   ==========         ==========

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

Note 2     BASIS OF PRESENTATION

     The accompanying financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures are adequate to make the information presented not misleading, and the financial statements contain all adjustments necessary to present fairly in all material respects the financial position as of March 31, 1997 and 1996, results of operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996.

     The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Item 2. Management's Discussion and Analysis of Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997, COMPARED TO THREE MONTHS ENDED MARCH 31,
1996.

     Net sales for the three months ended March 31, 1997 were $186,573, compared to $540,024 for the same period in 1996. The decrease in sales was attributable to a number of factors, including completion of a significant contract which accounted for 21 percent of sales in the three months ended March 31, 1996, which was not replaced in 1997, and dislocations caused by the Company's move to its new office and manufacturing facility. The Company's gross loss for the three-month period ended March 31, 1997 was $84,715 compared to a gross profit of $45,822 for the same period in 1996. Gross profit decreased due to the lower production volume level. Total operating expenses for the three month period ended March 31, 1997 were $269,574, compared to $297,234 for the same period in 1996. The decrease in cost of $27,660 was composed of a $63,430 increase in general and administrative costs and $91,090 decrease in selling expenses. The increase in general and administrative expenses included a $40,239 increase in professional fees and increased depreciation of $6,187 and other costs related to moving to the new facility. The decrease in selling expenses was composed primarily of a decrease in commissions and fees of $90,237. In the three months ended March 31, 1997, non-operating net income increased over the same period last year by $20,449 due primarily to rental income of $17,771 derived from leasing excess space in the new facility. The net loss for the three months ended March 31, 1997 was $334,395, or $82,428 more than the loss of $251,967 for the same period in 1996.

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

     Proceeds of the public offering were temporarily invested in short-term securities with maturities geared to anticipated operating needs and the pending completion of the company's new office headquarters.

     At March 31, 1997, the Company had net working capital of ($12,268), stockholders' equity of $2,792,456, and accumulated losses of $1,291,117 and $2,320,227, which was reclassified paid-in capital upon termination of the S corporation election on December 7, 1995.

     The Company has purchased land and completed construction of a new facility. The total cost at March 31, 1997 is $2,767,894, composed of $237,339 for land and $2,530,555 in construction costs. Construction of the new facility, which houses the Company's manufacturing, administrative and sales operations, was completed and occupancy commenced during January, 1997. Management has leased approximately 25 percent of the building to other tenants. Management has initiated discussions with several financial institutions to obtain permanent financing for the building.

     On February 7, 1997, the Company executed a one year note for $900,000 with a commercial entity. Interest at 15 percent, annual rate, is due monthly. After payment of three months interest, there are no further prepayment penalties.
The principal balance is due at maturity. The note is secured by a first deed of trust on the Company's office and manufacturing facility.

     At March 31, 1997, the Company's inventories are $503,344 or $191,189 more than the prior year. The additional inventories have been purchased for anticipated increased production.

     In connection with the company's efforts to reduce costs, the salaries of the President and Vice President have each been reduced from $100,000 to $75,000 effective with the pay period commencing on February 17, 1997.

     In an effort to increase sales of the Company's products in overseas markets, management has hired one of three new international sales representatives. Management has identified additional candidates for the two remaining positions, though they have not yet been filled.

     Management continues to carry out its plan for the use of proceeds as described in the Company's Prospectus dated May 14, 1996. The Company does not plan to purchase the rigid product fabrication equipment identified in the prospectus until some future time. Management has used a portion of the resources allocated for "research/development and patents on new products" to develop a new type of armor for community police officers and other equipment for law enforcement. Some of the funds allocated for "marketing/advertising/promotions" are being used to introduce these new products in the marketplace.

     The Company's independent auditor's report on the financial statements as of and for the year ended December 31, 1996, includes a statement to the effect that there is substantial doubt about the Company's ability to continue as a going concern. Management intends to address these conditions by increasing revenues from its existing and planned market expansion. There can be no assurance, however, that the Company will be successful in these plans.

                                   PART II

                              OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.


     Exhibit
     Number      Description
     -------     ------------
      11         Statement re Computation of Per Share Earnings

      27         Financial Data Schedule



     (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                   SIGNATURE



     In accordance with the requirements of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                  -----------------------------------------
                                (Registrant)




Date:  May 15, 1997         By: /s/Joseph F. Fernandez
                                ---------------------------
                                Joseph F. Fernandez Vice
                                President, Chief Financial Officer, Chief
                                Accounting Officer and Treasurer

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                              INDEX TO EXHIBITS




Exhibit
Number              Description
--------            -----------
 11                 Statement re Computation of Per Share Earnings

 27                 Financial Data Schedule