Form 10QSB
period 1997-06-30
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 1997-08-14
CIK 873198

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



                                   (Mark One)

                    [X] QUARTERLY REPORT UNDER SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended   June 30, 1997
                                                 ---------------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from       to
                                                      ------    ------

                            --------------------------

                         Commission File Number 0-28238

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
            (Exact Name of Small Business Issuer as Specified in its Charter



                 DELAWARE                                54-1521616
            -------------------                     -----------------
            (State or Other Jurisdiction of (I.R.S. Employer Identification
             Incorporation or Organization)  Number)

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

YES  X     NO
    ---            ---

Number of shares of common stock, par value $.001 per share, outstanding at July 31, 1997: 1,114,161
              ------------

Transitional Small Business Disclosure Format (check one): YES      NO  X
                                                               ---     ---

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                                      INDEX





Part I. Financial Information                                         Page

   Item 1.  Financial Statements                                               4

         Balance Sheets at June 30, 1997 and June 30, 1996                     4

         Statements of Income for Six Month Periods Ended
         June 30, 1997 and June 30, 1996.                                      6

         Statements of Cash Flows for Periods Ended June 30, 1997
         and June 30, 1996.                                                    7

         Notes to Financial Statements                                         8

   Item 2.  Management's Discussion and Analysis of Results of Operations      9

Part II. Other Information

   Item 6.  Exhibits and Reports on Form 8-K                                  11

Signature                                                                     12

Exhibit 11 - Statement re Computation of Per Share Earnings

Exhibit 27 - Financial Data Schedule

                                     PART I

                              FINANCIAL INFORMATION

                          Item 1. Financial Statements

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                                 BALANCE SHEETS
                             June 30, 1997 and 1996
                                    Unaudited




                                                         June 30,      June 30,
                                                          1997           1996
ASSETS                                                 ----------     ----------

CURRENT ASSETS
  Cash and cash equivalents .......................   $    56,134    $ 3,080,644
  Accounts receivable .............................       143,836        155,500
  Interest receivable .............................        24,713           --
  Inventories:
    Raw materials .................................       284,908        189,699
    Work in process ...............................        25,397         88,330
    Finished goods ................................        77,772         31,389
  Prepaid expenses ................................        62,663         21,167
  Marketable securities ...........................     1,482,880           --
                                                      -----------    -----------
         Total current assets .....................   $ 2,158,303    $ 3,566,729
                                                      -----------    -----------

PROPERTY AND EQUIPMENT
  Leasehold improvements ..........................   $      --      $   114,494
  Manufacturing equipment .........................        63,477         63,477
  Office furniture and equipment ..................       116,895         61,150
  Land ............................................       237,339        237,339
  Construction in process .........................          --          270,895
  Building ........................................     2,524,780           --
  Less accumulated depreciation ...................      (121,909)      (177,304)
                                                      -----------    -----------
         Total property and equipment .............   $ 2,820,582    $   570,051
                                                      -----------    -----------


OTHER ASSETS
  Certifications and patents ......................   $   149,916    $   119,749
  Less accumulated amortization ...................      (125,912)      (115,781)
                                                      -----------    -----------
                                                           24,004          3,968

  Deposits ........................................         4,886         16,625
  Deferred Taxes ..................................         1,405           --
                                                      -----------    -----------
         Total other assets .......................   $    30,295    $    20,593
                                                      -----------    -----------
         Total assets .............................   $ 5,009,180    $ 4,157,373
                                                      ===========    ===========




See Notes to Financial Statements





                                                                                   June 30,      June 30,
                                                                                     1997          1996
                                                                                  ----------    -----------
LIABILITIES AND STOCKHOLDERS'EQUITY

CURRENT LIABILITIES
  Notes payable ................................................................  $ 1,168,724   $        --
  Notes payable - related parties ..............................................           --         1,200
  Current portion of long-term debt - insurance ................................       59,297            --
  Accounts payable .............................................................      188,281       523,764
  Customer deposits ............................................................          738         3,212
  Accrued expenses .............................................................       44,796        57,597
                                                                                  -----------   -----------
         Total current liabilities .............................................  $ 1,461,836   $   585,773
                                                                                  -----------   -----------
LONG-TERM LIABILITIES
  Long-term debt-insurance .....................................................  $    58,586   $        --
  Notes payable ................................................................      900,000            --
                                                                                  -----------   -----------
         Total long-term liabilities............................................  $   958,586   $        --
                                                                                  -----------   -----------

STOCKHOLDERS' EQUITY
  Common stock, par value $0.001, authorized 15,000,000
    shares, issued and outstanding 1,114,161 shares in
    1997; 1,114,161 shares in 1996 .............................................  $     3,342   $     3,342
  Additional paid-in capital, including contributed
    services of $37,500 in 1996 ................................................    4,138,275     4,121,932
  Less notes receivable for the purchase of common stock .......................      (33,080)      (33,080)
  Preferred stock, $.20 par value, authorized 1,000,000
    shares; no shares issued and outstanding in 1997
    and 1996 ...................................................................           --            --
  Unrealized loss on marketable securities .....................................       (7,976)           --
  Accumulated  deficit  since  December 7, 1995,  (termination of
    S corporation status in which a deficit of $2,320,227 was
    applied against additional paid-in capital) ................................   (1,511,803)     (520,594)
                                                                                  -----------   -----------
         Total stockholders' equity ............................................  $ 2,588,758   $ 3,571,600
                                                                                  -----------   -----------
         Total liabilities and stockholders' equity.............................  $ 5,009,180   $ 4,157,373
                                                                                  ===========   ===========


See Notes to Financial Statements

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                              STATEMENTS OF INCOME
                 For the Six Months Ended June 30, 1997 and 1996
                                   Unaudited


                                                       Three Month Periods              Six Month Periods
                                                          Ended June 30,                   Ended June 30,
                                                    --------------------------    --------------------------
                                                        1997           1996           1997           1996
                                                    -----------    -----------    -----------    -----------


Net sales .......................................   $   269,239    $   329,259    $   455,813    $   869,283

Cost of goods sold ..............................       270,657        277,973        541,945        772,175
                                                    -----------    -----------    -----------    -----------

Gross profit (loss) .............................   $    (1,418)   $    51,286    $   (86,132)   $    97,108

General and admin expenses ......................       148,893        179,843        350,241        317,760

Selling expenses ................................        64,595        124,479        132,822        283,796
                                                    -----------    -----------    -----------    -----------

Operating loss ..................................   $  (214,906)   $  (253,036)   $  (569,195)   $  (504,448)

Financial income (expense):
Interest income .................................        29,333          6,922         70,753          7,916
Interest expense ................................       (63,791)        (7,557)      (105,574)        (9,106)
Rent Income .....................................        27,419           --           45,190           --
Gain on Sale of Investments .....................         1,259           --            3,745           --
                                                    -----------    -----------    -----------    -----------

Loss before income taxes ........................   $  (220,686)   $  (253,671)   $  (555,081)   $  (505,638)

Income taxes ....................................          --             --             --             --
                                                    -----------    -----------    -----------    -----------

Net loss ........................................   $  (220,686)   $  (253,671)   $  (555,081)   $  (505,638)
                                                    ===========    ===========    ===========    ===========


Primary loss per common and common
equivalent shares ...............................   $      (.20)   $      (.23)   $      (.50)   $      (.49)

Fully diluted loss per common and
common equivalent shares ........................   $      (.20)   $      (.23)   $      (.50)   $      (.49)

Weighted Average
Shares Outstanding ..............................     1,114,161      1,103,244      1,114,161      1,021,786

No dividends were paid



See Notes to Financial Statements



                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                For the Six months Ended June 30, 1997 and 1996
                                    Unaudited



                                                            June 30,       June 30,
                                                              1997           1996
                                                          -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ............................................   $  (555,081)   $  (505,638)
  Adjustments to reconcile net loss to cash used
  by operating activities:
    Depreciation ......................................        39,525          5,156
    Amortization ......................................         3,969         14,462
    Contributed services ..............................          --           37,500

    Change in assets and liabilities:
      (Increase) in accounts receivable ...............       (82,838)       (55,256)
      Decrease in interest receivable .................        35,735           --
      (Increase) decrease in inventories ..............       197,505        (72,395)
      (Increase) decrease in prepaid
        expenses and deposits .........................        34,513         (3,505)
      Increase (decrease) in accounts payable and
        accrued expenses ..............................      (664,597)       409,951
      Decrease in customer deposits ...................        (3,261)       (54,859)
                                                          -----------    -----------
      Net cash used in operating activities ...........   $  (994,530)   $  (224,584)
                                                          -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of property and equipment ..................   $  (249,936)   $  (550,210)
  Acquisition of patent rights and certification ......          (103)        (9,544)
  Proceeds from redemption of marketable securities ...     1,995,014           --
  Purchase of securities available for sale ...........      (996,257)          --
                                                          -----------    -----------
       Net cash provided by/used in
          investing activities ........................   $   748,718    $  (559,754)
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings .................   $   395,000    $      --
  Principal payments on short-term borrowings .........    (1,076,830)      (222,292)
  Proceeds from long-term borrowings ..................       900,000           --
  Principal payments on long-term debt ................       (30,230)          --
  Proceeds from public offering .......................          --        4,985,250
  Public offering costs ...............................          --       (1,274,283)
                                                          -----------    -----------
       Net cash provided by financing activities ......   $   187,940    $ 3,488,675
                                                          -----------    -----------

Net increase (decrease) in cash and cash equivalents      $   (57,872)   $ 2,704,337

Cash and cash equivalents at beginning of period ......       114,006        376,307
                                                          -----------    -----------
Cash and cash equivalents at end of period ............   $    56,134    $ 3,080,644
                                                          ===========    ===========




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

       Interest .......................................   $   103,658    $    18,300
                                                          ===========    ===========

       Income taxes ...................................   $      --      $      --
                                                          ===========    ===========

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


Note 2     BASIS OF PRESENTATION

         The accompanying financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures are adequate to make the information presented not misleading, and the financial statements contain all adjustments necessary to present fairly in all material respects the financial position as of June 30, 1997 and 1996, results of operations for the six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996.

         The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.


Note 3     REVERSE STOCK SPLIT

         Effective on May 23, 1997 the Company's Common Stock and Class A Warrants were split on a reverse basis 1 for 3. For each three shares of Common Stock outstanding prior to the reverse split, one new share of Common stock was issued. For each three Class A warrants outstanding prior to the reverse split, one new Class A Warrant was issued. Each new Class A Warrant entitled the registered holder thereof to purchase one new share of Common Stock until May 13, 1999 at a new exercise price of $15.00 per share.


Note 4     GENERAL SERVICES  ADMINISTRATION (GSA) CONTRACT

          The Company negotiated a new contract with the General Services Adminstration (GSA), the purchasing agent for the U.S. Government. On June 1, 1997 the Company began its listing on the new GSA Schedule which allows the Company to market its product lines directly to new customers at the Federal and Military levels of the U.S. Government rather than through a third-party vendor. The Company published a products catalog which has been mailed to 1,350 GSA procurement officers. As of June 30, 1997 the Company had received and fulfilled its first orders under this contract.

Item 2. Management's Discussion and Analysis of Results of Operations


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996.

         Net sales for the three months ended June 30, 1997 were $269,239, compared to $329,259 for the same period in 1996. The decrease in sales was attributable to a lower production volume. The Company's gross loss for the three months ended June 30, 1997 was $1,418 compared to a gross profit of $51,286 for the same period in 1996. Gross profit decreased due to the lower production volume level and a higher cost of materials. Total operating expenses for the three month period ended June 30, 1997 were $213,488, compared to $304,322 for the same period in 1996. The decrease in cost of $90,834 was composed of a $30,950 decrease in general and administrative costs and a $59,884 decrease in selling expenses. The decrease in general and administrative expenses included a $13,912 decrease in professional fees and a $12,093 decrease in rent expense. The decrease in selling expenses was composed primarily of a decrease in commissions and fees of $65,845. In the three months ended June 30, 1997, non-operating net expenses increased over the same period last year by $5,145 due primarily to additional interest costs associated with the $900,000 note obtained on February 7, 1997. The net loss for the three months ended June 30, 1997 was $220,686, or $32,985 less than the loss of $253,671 for the same period in 1996.


SIX MONTHS  ENDED JUNE 30, 1997  COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

         Net sales for the six months ended June 30, 1997 were $455,813, compared to $869,283 for the same period in 1996. The decrease in sales was attributable to a number of factors, including completion of a significant contract which accounted for 21 percent of sales in the three months ended March 31, 1996, which was not replaced in 1997, and dislocations caused by the Company's move to its new office and manufacturing facility. The Company's gross loss for the six months ended June 30, 1997 was $86,132 compared to a gross profit of $97,108 for the same period in 1996. Gross profit decreased due to the lower production volume level as well as a higher cost of materials. Total operating expenses for the six month period ended June 30, 1997 were $483,063, compared to $601,556 for the same period in 1996. The decrease in cost of $118,493 was composed of a $32,481 increase in general and administrative costs and a $150,974 decrease in selling expenses. The increase in general and administrative expenses included a $28,028 increase in professional fees. The decrease in selling expenses was composed primarily of a decrease in commissions and fees of $178,047. In the six months ended June 30, 1997, non-operating net income increased over the same period last year by $15,304 due primarily to rental income of $45,190 derived from leasing excess space in the new facility offset by additional interest costs associated with the $900,000 note obtained on February 7, 1997. The net loss for the six months ended June 30, 1997 was $555,081, or $49,443 more than the loss of $505,638 for the same period in 1996.


THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         On March 27, 1997 the Board of Directors instructed the officers of the Company to begin implementing a series of objectives to ultimately increase sales and reduce expenses.

         Net sales for the second quarter of 1997 were $269,240 which was a 44% increase over net sales of $186,573 in the first quarter of 1997. With the increased sales, cost of sales decreased slightly from $271,288 in the first quarter of 1997 to $270,657 in the second quarter of 1997.

         General and administrative expenses for the second quarter of 1997 were $148,893, a 26% decrease from general and administrative expenses of $201,348 in the first quarter of 1997. Selling expenses for the second quarter of 1997 were $64,595, a 5% decrease from selling expenses of $68,227 in the first quarter of 1997.

         Raw materials which had been purchased towards the end of 1996 to take advantage of volume price discounts have been utilized throughout 1997 which has reduced inventories from $585,582 to $388,077 during 1997. This has enabled the company to redirect its use of cash towards paying off outstanding payables and bringing vendor accounts to current status.

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

         At June 30, 1997, the Company had net working capital of $696,467, stockholders' equity of $2,588,758,and accumulated losses of $1,511,803.

         The Company has purchased land and completed construction of a new facility. The total cost at June 30, 1997 is $2,762,119, composed of $237,339 for land and $2,524,780 in building costs. Construction of the new facility, which houses the Company's manufacturing, administrative and sales operations, was completed and occupancy commenced during January, 1997. Management has leased approximately 25 percent of the building to other tenants.

         On February 7, 1997, the Company executed a one year note for $900,000 with a commercial entity. Interest at 15 percent, annual rate, is due monthly. After payment of three months interest, there are no further prepayment penalties. The principal balance is due at maturity. The note is secured by a first deed of trust on the Company's office and manufacturing facility. On April 10, 1997, the lender and the Company executed a commitment letter to extend additional credit facilities under the above agreement. Total additional funds available under the credit facility are $900,000. The Company may borrow up to $650,000 with the current tenants' leases in place and up to a maximum of $900,000 when the building is fully leased. Borrowings under the credit facility will bear interest at 15 percent annual rate, payable monthly. The original principal amount of $900,000 plus any borrowings under the credit facility will be due and payable on February 7, 1999. The Company agrees to pay a minimum of three months interest on additional borrowings during the remainder of the term of the agreement.

         At June 30, 1997, the Company's inventories were $388,077 or $78,659 more than the prior year. The additional inventories have been purchased for anticipated increased production.

         In connection with the company's efforts to reduce costs, the salaries of the President and Vice President have each been reduced from $100,000 to $77,900 effective with the pay period commencing on February 17, 1997.

         In an effort to increase sales of the Company's products in overseas markets, management has hired a new international sales director.

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

                                     PART II

                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.


         Exhibit
         Number            Description
         ----------        ---------------

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


                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                                   -----------------------------------------
                                  (Registrant)




Date:  August 15, 1997             By: /s/Joseph F. Fernandez
                                   --------------------------------------
                                   Joseph F. Fernandez Vice
                    President, Chief Financial Officer, Chief
                                   Accounting Officer and Treasurer

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                                INDEX TO EXHIBITS



Exhibit
Number                     Description
----------                 --------------
    11                     Statement re Computation of Per Share Earnings

    27                     Financial Data Schedule

                                   EXHIBIT 11


                        COMPUTATION OF EARNINGS PER SHARE
                            SIX MONTHS ENDED 6/30/96

Actual shares outstanding at 1/1/96 ...........................................      788,328
Common equivalents subject to SAB Topic 4D
 (outstanding for all periods presented, treasury method)
 Options issued to selected individuals in 1/96 (Exercise price $1.32).........      166,667
 Less shares purchased at IPO price per Topic 4D ..............................      (14,667)
                                                                                  ----------
Common and common equivalent shares outstanding at 3/31/96 ....................      940,328
                                                                                  ==========

Weighted Average Computation for 6 months ended 6/30/96
Common and common equivalent shares outstanding for entire 6 months ...........      940,328
         Shares issued at IPO ............ 325,833
         Outstanding for 1.5/6 months ....     .25                                    81,458
                                                                                  ----------
Weighted average shares outstanding for 6 months ended 6/30/96 ................    1,021,786
                                                                                  ==========

Weighted Average Computation for 3 months ended 6/30/96
Common and common equivalent shares outstanding for entire 3 months ...........      940,328
         Shares issued at IPO ............ 325,833
         Outstanding for 1.5/3 months ....     .50                                   162,916
                                                                                  ----------
Weighted average shares outstanding for 3 months ending 6/30/96 ...............    1,103,244
                                                                                  ==========


                                                                   Three months      Six months
                                                                       ended           ended
                                                                      6/30/96          6/30/96
                                                                   -----------      -------------

Net Income (Loss) ..............................................   $  (253,671)     $   (505,638)

Net Loss per common and common equivalent shares ...............   $   (0.2299)     $    (0.4949)

Rounded ........................................................   $     (0.23)     $      (0.49)


                        COMPUTATION OF EARNINGS PER SHARE
                            SIX MONTHS ENDED 6/30/97


Actual shares outstanding at 1/1/97 .....................................       1,114,161


Common and common equivalent shares outstanding at 6/30/97 ..............       1,114,161


Weighted average shares outstanding for the 6 months ended 6/30/97.......       1,114,161



                                                           Three months     Six months
                                                                ended          ended
                                                               6/30/97        6/30/97
                                                           -------------    -------------

Net Income (Loss) ......................................   $    (220,686)   $    (555,081)

Net Loss per common and common equivalent shares .......   $     (0.1981)   $     (0.4982)

Rounded ................................................   $       (0.20)   $       (0.50)

