Form 10QSB
period 1997-09-30
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 1997-11-10
CIK 873198

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



                                   (Mark One)

                    [X] QUARTERLY REPORT UNDER SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended   September 30, 1997
                                                 ---------------------

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

YES  X     NO
    ---            ---

Number of shares of common stock, par value $.001 per share, outstanding at November 1, 1997: 1,114,161
                 ------------

Transitional Small Business Disclosure Format (check one): YES      NO  X
                                                               ---     ---

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                                      INDEX





Part I. Financial Information                                         Page

   Item 1.  Financial Statements                                               4

         Balance Sheets at September 30, 1997 and September 30, 1996           4

         Statements of Income for Nine Month Periods Ended
         September 30, 1997 and September 30, 1996.                            6

         Statements of Cash Flows for Nine Month Periods Ended
         September 30, 1997 and September 30, 1996.                            7

         Notes to Financial Statements                                         8

   Item 2.  Management's Discussion and Analysis of Results of Operations      9

Part II. Other Information

   Item 6.  Exhibits and Reports on Form 8-K                                  11

Signature                                                                     12

Exhibit 11 - Statement re Computation of Per Share Earnings

Exhibit 27 - Financial Data Schedule

                                     PART I

                              FINANCIAL INFORMATION

                          Item 1. Financial Statements

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                                 BALANCE SHEETS
                          September 30, 1997 and 1996
                                    Unaudited




                                                     September 30,  September 30,
                                                          1997           1996
ASSETS                                                -----------    -----------

CURRENT ASSETS
  Cash and cash equivalents .......................   $    47,213    $   128,913
  Accounts receivable .............................       119,375        158,705
  Interest receivable .............................         3,674         27,216
  Inventories:
    Raw materials .................................       305,529        164,560
    Work in process ...............................         6,120         33,397
    Finished goods ................................        71,666         59,002
  Prepaid expenses ................................        65,604        102,835
  Marketable securities ...........................       998,310      2,499,491
                                                      -----------    -----------
         Total current assets .....................   $ 1,617,491    $ 3,174,119
                                                      -----------    -----------

PROPERTY AND EQUIPMENT
  Leasehold improvements ..........................   $        --    $   115,394
  Manufacturing equipment .........................        71,745         63,477
  Office furniture and equipment ..................       116,895         78,108
  Land ............................................       237,339        237,339
  Construction in process .........................            --        705,181
  Building ........................................     2,524,780             --
  Less accumulated depreciation ...................      (144,457)      (197,126)
                                                      -----------    -----------
         Total property and equipment .............   $ 2,806,302    $ 1,002,373
                                                      -----------    -----------


OTHER ASSETS
  Certifications and patents ......................   $   155,116    $   132,034
  Less accumulated amortization ...................      (128,092)      (107,458)
                                                      -----------    -----------
                                                           27,024         24,576

  Deposits ........................................         4,886         45,006
                                                      -----------    -----------
         Total other assets .......................   $    31,910    $    69,582
                                                      -----------    -----------
         Total assets .............................   $ 4,455,703    $ 4,246,074
                                                      ===========    ===========




See Notes to Financial Statements





                                                                                 September 30, September 30,
                                                                                     1997          1996
                                                                                  -----------   -----------
LIABILITIES AND STOCKHOLDERS'EQUITY

CURRENT LIABILITIES
  Notes payable ................................................................  $   753,593   $   323,216
  Notes payable - related parties ..............................................           --         1,200
  Current portion of long-term debt - insurance ................................       60,471        55,908
  Accounts payable .............................................................      237,135       306,693
  Customer deposits ............................................................        4,730        11,573
  Accrued expenses .............................................................       59,734        35,560
  Deferred taxes ...............................................................          308            --
                                                                                  -----------   -----------
         Total current liabilities .............................................  $ 1,115,971   $   734,150
                                                                                  -----------   -----------
LONG-TERM LIABILITIES
  Long-term debt-insurance .....................................................  $    43,021   $   103,493
  Notes payable ................................................................      900,000            --
                                                                                  -----------   -----------
         Total long-term liabilities............................................  $   943,021   $   103,493
                                                                                  -----------   -----------

STOCKHOLDERS' EQUITY
  Common stock, par value $0.001, authorized 15,000,000
    shares, issued and outstanding 1,114,161 shares in
    1997; 1,114,161 shares in 1996 .............................................  $     3,342   $     3,342
  Additional paid-in capital, including contributed
    services of $37,500 in 1996 ................................................    4,138,275     4,121,932
  Less notes receivable for the purchase of common stock .......................      (33,080)      (33,080)
  Preferred stock, $.20 par value, authorized 1,000,000
    shares; no shares issued and outstanding in 1997
    and 1996 ...................................................................           --            --
  Unrealized gain on marketable securities .....................................        1,745         2,473
  Accumulated  deficit  since  December 7, 1995,  (termination of
    S corporation status in which a deficit of $2,320,227 was
    applied against additional paid-in capital) ................................   (1,713,571)     (686,236)
                                                                                  -----------   -----------
         Total stockholders' equity ............................................  $ 2,396,711   $ 3,408,431
                                                                                  -----------   -----------
         Total liabilities and stockholders' equity.............................  $ 4,455,703   $ 4,246,074
                                                                                  ===========   ===========


See Notes to Financial Statements

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                              STATEMENTS OF INCOME
                 For the Nine Months Ended September 30, 1997 and 1996
                                   Unaudited


                                                        Three Month Periods           Nine Month Periods
                                                        Ended September 30,           Ended September 30,
                                                    --------------------------    --------------------------
                                                        1997           1996           1997           1996
                                                    -----------    -----------    -----------    -----------


Net sales .......................................   $   293,651    $   384,359    $   749,464    $ 1,253,642

Cost of goods sold ..............................       308,116        303,164        850,061      1,075,339
                                                    -----------    -----------    -----------    -----------

Gross profit (loss) .............................   $   (14,465)   $    81,195    $  (100,597)   $   178,303

General and admin expenses ......................       113,886        194,781        464,127        512,541

Selling expenses ................................        65,619        101,465        198,441        385,261
                                                    -----------    -----------    -----------    -----------

Operating loss ..................................   $  (193,970)   $  (215,051)   $  (763,165)   $  (719,499)

Financial income (expense):
Interest income .................................        18,930         51,108         89,683         59,024
Interest expense ................................       (52,356)        (1,699)      (157,930)       (10,805)
Rent Income .....................................        25,510             --         70,700             --
Gain on Sale of Investments .....................           118             --          3,863             --
                                                    -----------    -----------    -----------    -----------

Loss before income taxes ........................   $  (201,768)   $  (165,642)   $  (756,849)   $  (671,280)

Income taxes ....................................            --             --             --             --
                                                    -----------    -----------    -----------    -----------

Net loss ........................................   $  (201,768)   $  (165,642)   $  (756,849)   $  (671,280)
                                                    ===========    ===========    ===========    ===========


Primary loss per common and common
equivalent shares ...............................   $      (.18)   $      (.15)   $      (.68)   $      (.71)

Fully diluted loss per common and
common equivalent shares ........................   $      (.18)   $      (.15)   $      (.68)   $      (.71)

Weighted Average
Shares Outstanding ..............................     1,114,161      1,114,161      1,114,161        951,244

No dividends were paid



See Notes to Financial Statements



                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                            STATEMENTS  OF CASH FLOWS
              For the Nine months Ended September 30, 1997 and 1996
                                    Unaudited



                                                          September 30,  September 30,
                                                              1997           1996
                                                          -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ............................................   $  (756,849)   $  (671,280)
  Adjustments to reconcile net loss to cash used
  by operating activities:
    Depreciation ......................................        62,073         25,185
    Amortization ......................................         6,149          7,036
    Contributed services ..............................            --         37,500

    Change in assets and liabilities:
      (Increase) in accounts receivable ...............       (58,377)       (58,461)
      (Increase) decrease in interest receivable ......        56,774        (27,216)
      (Increase) decrease in inventories ..............       202,267        (19,936)
      (Increase) decrease in prepaid
        expenses and deposits .........................        31,572       (114,855)
      Increase (decrease) in accounts payable and
        accrued expenses ..............................      (599,631)       170,843
      Increase (decrease) in customer deposits ........           731        (46,498)
                                                          -----------    -----------
      Net cash used in operating activities ...........   $(1,055,291)   $  (697,682)
                                                          -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of property and equipment ..................   $  (258,203)   $(1,002,562)
  Acquisition of patent rights and certification ......        (5,303)       (21,425)
  Proceeds from redemption of marketable securities ...     2,491,017             --
  Purchase of securities available for sale ...........      (996,257)    (2,497,018)
                                                          -----------    -----------
       Net cash provided by/used in
          investing activities ........................   $ 1,231,254    $(3,521,005)
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings .................   $   498,535    $   323,216
  Principal payments on short-term borrowings .........    (1,595,496)      (222,291)
  Proceeds from long-term borrowings ..................       900,000        187,000
  Principal payments on long-term debt ................       (45,795)       (27,599)
  Proceeds from public offering .......................            --      4,985,250
  Public offering costs ...............................            --     (1,274,283)
                                                          -----------    -----------
       Net cash provided by financing activities ......   $  (242,756)   $ 3,971,293
                                                          -----------    -----------

Net increase (decrease) in cash and cash equivalents      $   (66,793)   $  (247,394)

Cash and cash equivalents at beginning of period ......       114,006        376,307
                                                          -----------    -----------
Cash and cash equivalents at end of period ............   $    47,213    $   128,913
                                                          ===========    ===========




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

       Interest .......................................   $   156,014    $    19,269
                                                          ===========    ===========

       Income taxes ...................................   $      --      $      --
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


Note 2     BASIS OF PRESENTATION

         The accompanying financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures are adequate to make the information presented not misleading, and the financial statements contain all adjustments necessary to present fairly in all material respects the financial position as of September 30, 1997 and 1996, results of operations for the nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996.

         The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.


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


Note 4     GENERAL SERVICES  ADMINISTRATION (GSA) CONTRACT

          The Company negotiated a new contract with the General Services Adminstration (GSA), the purchasing agent for the U.S. Government. On June 1, 1997 the Company began its listing on the new GSA Schedule which allows the Company to market its product lines directly to new federal government and U.S. military customers rather than through a third-party vendor. The Company published a products catalog which has been mailed to 1,350 GSA procurement officers. As of June 30, 1997 the Company had received and fulfilled its first orders under this contract.

          During the third quarter of 1997 the Company recorded $49,199 in sales through its contract with the General Services Administration. As of November 1, 1997, the Company has received orders of $466,000 and it has fulfilled and recorded as sales $135,000 for the fourth quarter of 1997 through its contract with the GSA.

Item 2. Management's Discussion and Analysis of Results of Operations


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996.

         Net sales for the three months ended September 30, 1997 were $293,651, compared to $384,359 for the same period in 1996. The decrease in sales was attributable to a lower production volume. The Company's gross loss for the three months ended September 30, 1997 was $14,465 compared to a gross profit of $81,195 for the same period in 1996. Gross profit decreased due to the lower production volume level and a higher cost of materials. Total operating expenses for the three month period ended September 30, 1997 were $179,505, compared to $296,246 for the same period in 1996. The decrease in cost of $116,741 was composed of a $80,895 decrease in general and administrative costs and a $35,846 decrease in selling expenses. The decrease in general and administrative expenses included a $30,395 decrease in professional fees and a $12,093 decrease in rent expense. The decrease in selling expenses was composed primarily of a decrease in sales consultants of $25,101. In the three months ended September 30, 1997, non-operating net expenses increased over the same period last year by $57,207 due primarily to additional interest costs associated with the $900,000 note obtained on February 7, 1997. The net loss for the three months ended September 30, 1997 was $201,768, or $36,126 more than the loss of $165,642 for the same period in 1996.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

         Net sales for the nine months ended September 30, 1997 were $749,464, compared to $1,253,642 for the same period in 1996. The decrease in sales was attributable to a number of factors, including completion of a significant contract which accounted for 21 percent of sales in the three months ended March 31, 1996, which was not replaced in 1997, and dislocations caused by the Company's move to its new office and manufacturing facility. The Company's gross loss for the nine months ended September 30, 1997 was $100,597 compared to a gross profit of $178,303 for the same period in 1996. Gross profit decreased due to the lower production volume level as well as a higher cost of materials. Total operating expenses for the nine month period ended September 30, 1997 were $662,568, compared to $897,802 for the same period in 1996. The decrease in cost of $235,234 was composed of a $48,414 decrease in general and administrative costs and a $186,820 decrease in selling expenses. The decrease in general and administrative expenses included a $24,186 decrease in rent expense and a $20,010 decrease in consultant expense. The decrease in selling expenses was composed primarily of a decrease in commissions and fees of $45,401 and a decrease in sales consultant costs of $54,091. In the nine months ended September 30, 1997, non-operating net income decreased over the same period last year by $41,903 due primarily to rental income of $70,700 derived from leasing excess space in the new facility offset by additional interest costs associated with the $900,000 note obtained on February 7, 1997. The net loss for the nine months ended September 30, 1997 was $756,849, or $85,569 more than the loss of $671,280 for the same period in 1996.


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997 AND THREE MONTHS ENDED MARCH 31, 1997

         On March 27, 1997 the Board of Directors instructed the officers of the Company to begin implementing a series of objectives to ultimately increase sales and reduce expenses.

         Net sales for the third quarter of 1997 were $293,651 which was a 9% increase over net sales of $269,239 in the second quarter of 1997 and a 57% increase over net sales of $186,573 in the first quarter of 1997. Cost of sales for the third quarter of 1997 were $308,116 which was a 14% increase over cost of sales of $270,657 in the second quarter of 1997 and a 14% increase over cost of sales of $271,288 in the first quarter of 1997.

         General and administrative expenses for the third quarter of 1997 were $113,886 which was a 23% decrease from general and administrative expenses of $148,893 in the second quarter of 1997 and a 43% decrease from general and administrative expenses of $201,348 in the first quarter of 1997. Selling expenses for the third quarter of 1997 were $65,619 which was a 2% increase over selling expenses of $64,595 in the second quarter of 1997 and a 4% decrease from selling expenses of $68,227 in the first quarter of 1997.

         Raw materials which had been purchased towards the end of 1996 to take advantage of volume price discounts have been utilized throughout 1997 which has reduced inventories from $585,582 to $383,315 during 1997. This has enabled the company to redirect its use of cash towards paying off outstanding payables and bringing vendor accounts to current status.




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

         At September 30, 1997, the Company had net working capital of $501,520, stockholders' equity of $2,396,711 and accumulated losses of $1,713,571.

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

         At September 30, 1997, the Company's inventories were $383,315 or $126,356 more than the prior year. The additional inventories have been purchased for anticipated increased production.

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


                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                                   -----------------------------------------
                                  (Registrant)




Date:  November 15, 1997             By: /s/Joseph F. Fernandez
                                   --------------------------------------
                                   Joseph F. Fernandez Vice
                    President, Chief Financial Officer, Chief
                                   Accounting Officer and Treasurer

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                                INDEX TO EXHIBITS



Exhibit
Number                     Description
----------                 --------------
    11                     Statement re Computation of Per Share Earnings

    27                     Financial Data Schedule

                                   EXHIBIT 11


                        COMPUTATION OF EARNINGS PER SHARE
                            NINE MONTHS ENDED 9/30/96

Actual shares outstanding at 1/1/96 ...........................................      788,328
Common equivalents subject to SAB Topic 4D - Warranes Antidilutive ............           --
                                                                                  ----------
Common and common equivalent shares outstanding at 3/31/96 ....................      788,328
                                                                                  ==========

Weighted Average Computation for 9 months ended 9/30/96
Common and common equivalent shares outstanding for entire 9 months ...........      788,328
         Shares issued at IPO ............ 325,833
         Outstanding for 4.5/9 months ....     .50                                   162,916
                                                                                  ----------
Weighted average shares outstanding for 9 months ended 9/30/96 ................      951,244
                                                                                  ==========

Weighted Average Computation for 3 months ended 9/30/96
Common and common equivalent shares outstanding for entire 3 months ...........      788,328
         Shares issued at IPO ............ 325,833
         Outstanding for 3/3 months ....      1.00                                   325,833
                                                                                  ----------
Weighted average shares outstanding for 3 months ending 9/30/96 ...............    1,114,161
                                                                                  ==========


                                                                   Three months      Nine months
                                                                       ended            ended
                                                                      9/30/96          9/30/96
                                                                   -----------      -------------

Net Income (Loss) ..............................................   $  (165,642)     $   (671,280)

Net Loss per common and common equivalent shares ...............   $   (0.1487)     $    (0.7057)

Rounded ........................................................   $     (0.15)     $      (0.71)


                        COMPUTATION OF EARNINGS PER SHARE
                            NINE MONTHS ENDED 9/30/97


Actual shares outstanding at 1/1/97 .....................................       1,114,161


Common and common equivalent shares outstanding at 9/30/97 ..............       1,114,161


Weighted average shares outstanding for the 9 months ended 9/30/97.......       1,114,161



                                                           Three months      Nine months
                                                               ended            ended
                                                              9/30/97          9/30/97
                                                           -------------    -------------

Net Income (Loss) ......................................   $    (201,768)   $    (756,849)

Net Loss per common and common equivalent shares .......   $     (0.1810)   $     (0.6792)

Rounded ................................................   $       (0.18)   $       (0.68)

