Form 10KSB
period 1997-12-31
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 1998-03-31
CIK 873198

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997     Commission file number 0-28238

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
                                (Title of Class)

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $1,154,970.

     The aggregate market value of the voting stock held by non-affiliates as of March 31, 1998 was approximately $980,000 based on the average bid and asked prices of such stock.

     The number of shares outstanding of issuer's Common Stock, $.001 par value, as of March 31, 1998 was 1,114,201.


                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

Transitional Small Business Disclosure Format (check one)
Yes    No  X
   ---    ---

                                     PART I

ITEM 1                       DESCRIPTION OF BUSINESS

GENERAL

     Guardian Technologies International, Inc. (referred to hereinafter as the Company) was originally incorporated in 1989 in the Commonwealth of Virginia, and commenced full production of its products in December, 1990. In 1996, the Company was reincorporated in the State of Delaware. The Company manufactures its products under its own label at its facility in Dulles, Virginia. The Company currently employs 30 people.


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

RESEARCH AND DEVELOPMENT

     The Company concluded research and development during 1996 on a new line of ballistic protective vests marketed as the Thin Blue Line (TBL). The TBL vests, made with AlliedSignal's newly developed High Performance Materials, Gold Flex(TM) and Gold Shield(TM), are light, flexible and cost less to produce. The TBL products are more competitively priced than Guardian's other four lines and should be attractive to the price conscious consumer.

     Also in 1996, the Company introduced a two-panel set of thin and very lightweight rigid armor which can be easily installed on police patrol bicycles. The introduction of this product followed the introductions of a newly designed ballistic-protective vest for police dogs and a restraint device used when prisoners are being transported.

     The Company did not initiate any new R&D efforts during 1997.

RAW MATERIALS, SOURCES AND AVAILABILITY

     The Company is dependent upon a single supplier for the majority of its raw materials. These materials are available only from AlliedSignal, which holds the patent for the unidirectional fiber/resin process incorporating Spectra(R) ultra high molecular weight polyethylene fibers or aramid fibers. AlliedSignal also controls the proprietary thermoplastic process used to manufacture its Shield and Flex materials.

CUSTOMERS

     The Company has set a goal of a 50% increase in sales over the total sales obtained in 1997. To achieve this goal, the Company will focus on increasing foreign sales efforts and overall sales to U.S. government agencies. As of March 31, 1998, the Company has completed production on $350,000 in orders which were in backlog at December 31, 1997. Additionally, the Company is currently working on a sales order of $330,000 (not included in backlog at December 31, 1997) which is expected to be completed during the second quarter of 1998.

     In 1997, 4% of Guardian's total sales were made to foreign police and military organizations. The Company is pursuing opportunities in several nations of the Pacific Rim, in Central and South America, in Eastern and Central Europe, and the Middle East.

     Government contract work and sales to U.S. military organizations represented 7% of total sales in 1997. The Company intends to team with manufacturers of compatible armor products and/or materials to obtain contracts by bringing together technical expertise, sales and marketing efforts and production capabilities.

     The Company's relationship with Government Micro-Resources, Inc. (GMR), a supplier to the General Services Administration (GSA) - the federal government's principal procurement channel - ended in mid-1996 when GMR's contract with GSA was terminated. The Company established a new contract with GSA which enables the Company to sell all its products directly through GSA. The new four-year contract was signed and became effective on June 1, 1997.

     In 1996, the Company's planned expansion of its regional domestic law enforcement distribution network through dealer sales did not achieve the expected goals. Only a limited number of dealers provided the high standard of customer service which the Company expects. Therefore, the Company modified the sales plan in order to emphasize a larger effort in direct Company sales backed with strong customer service while continuing to strongly support sales generated by selected dealers. The Company's sales representatives are making intensive efforts to make direct contact with key procurement personnel in small and medium size law enforcement agencies as well as responding to agency and department solicitations for bids and proposals.

     The Company maintains ties to two large police fraternal organizations which resulted in sales throughout 1996 and 1997.

MARKETING AND DISTRIBUTION

     The Company's products are marketed directly by the Company and through selected local dealers of police equipment to local, state, and federal agencies, private security companies, and private individuals with legitimate security needs. Marketing methods include personal sales presentations, advertising in magazines and periodicals aimed at the law enforcement profession, direct mail information dissemination, participation by the Company sales personnel at selected trade shows and conferences.

     The Company entered the Internet universe with its own home page (www.guardiantech.com) and E-Mail address (gti@interramp.com) which are developing into resources for marketing its products in the United States and around the world.

     The Company also subscribes to two other marketing services: BidNet and FACNet. BidNet tracks bids and solicitations for proposals from local and state jurisdictions throughout the United States. FACNet provides information on federal procurements and is a required on-line service for GSA contract suppliers seeking to sell to the U.S. Department of Defense (DOD). In order to respond to DOD solicitation opportunities, the Company seeks out manufacturers of compatible products and/or materials with which the Company can match its technical expertise, sales and marketing efforts and production capabilities.

BACKLOG

     At December 31, 1997, the Company's estimated backlog of sales was $350,000. A year earlier, at December 31, 1996, the Company's estimated backlog of sales was $80,000. The increase in backlog at December 31, 1997 was due to a significant sale under the Company's contract with the General Services Administration (GSA) of approximately $466,000 of which $302,000 was completed during 1997 and $164,000 remained in backlog at December 31, 1997.

COMPETITION

     The ballistic protective equipment business is highly competitive. In the domestic law enforcement, federal government and military markets, the Company has at least five major competitors. The Company believes that the principal elements of competition in the sale of ballistic protective vests are 1) materials used in construction, 2) style and design of the vest, and 3) price. In the law enforcement and military markets, the Company frequently bids for orders in response to invitations for bidding which set forth product performance specifications. Although the Company's products are priced slightly higher than the competition's products, the Company believes its higher prices are justified by better craftsmanship, higher ballistic capability of materials, more body area coverage, and a longer warranty. In international markets, the Company's competition consists of several American competitors and a few international companies.

ITEM 2                    DESCRIPTION OF PROPERTY

     Throughout 1996, the Company's executive offices and manufacturing facilities were located at 45472 Holiday Drive, Sterling, Virginia. The Company occupied approximately 12,000 square feet at this location pursuant to a seven
(7) month extension to its original lease. The original lease and lease extension, which expired in June, 1996, had a base rent of approximately $14,000 per month. From July through December, 1996, the Company occupied the premises on a month to month basis at the rental rate of approximately $17,000 per month while the Company's new facility was under construction.

     The Company vacated the leased premises to occupy its new facility at 22570 Markey Court, Dulles, Virginia on January 23, 1997. The total cost for the 33,741 square foot facility at December 31, 1997 was $2,762,119 composed of $237,339 for land and $2,524,780 in building costs. At December 31, 1997 management had leased approximately 24% of the building to other tenants. At February 1, 1998, an additional 32% was leased.

ITEM 3                        LEGAL PROCEEDINGS

     There are no material legal proceedings in which the Company is involved.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     On December 8, 1997, the Annual Meeting of Shareholders was held. At the meeting, the following items were submitted for shareholder approval:


     1. To elect four directors to serve on the Board of Directors until the next annual meeting of shareholders or until successors are duly elected and qualified.

     With respect to the election of directors, the following votes were cast:

                                            For     Withheld
                                          -------   --------
            Stephen G. Calandrella        823,400      2,422
            Herbert M. Jacobi             823,400      2,422
            John C. Power                 823,400      2,422
            Hugh G. Sawyer                823,400      2,422


     Oliver L. North, Joseph F. Fernandez and Travis Y. Green continued as directors of the Company as their terms were not up for re-election at this meeting.


     2. To approve the Board of Directors' selection of Thompson, Greenspon & Co., P.C., as the Company's independent public accountants to audit the consolidated financial statements of the Company for the fiscal year ending December 31, 1997.

     With respect to the selection of Thompson, Greenspon & Co., P.C. as the Company's independent public accountants, the following votes were cast:

                      For             824,906
                      Against             249
                      Abstain               0


     3. To adopt and approve the Company's 1997 Incentive Stock Option Plan, pursuant to which 300,000 shares of Common Stock will be reserved for issuance to all persons in the service of the Company or a subsidiary of the Company and the members of the Board of Directors of the Company who are not otherwise employees.


     With respect to the adoption and approval of the Company's 1997 Incentive Stock Option Plan, the following votes were cast:

                      For             626,750
                      Against          10,104
                      Abstain           3,376

                                    PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of the Company is traded on the NASDAQ Stock Market under the symbol GRDN. The prices listed below are the high and low sales for common shares since the initial public offering on May 14, 1996.




                                            Price
                                     --------------------
            Quarter Ended               Low        High
            -------------            ---------  ---------

               6/30/96               $17.25     $38.25
               9/30/96               $ 2.8125   $19.50
              12/31/96               $ 1.21875  $ 4.40625
               3/31/97               $ 0.84375  $ 2.53125
               6/30/97               $ 0.875    $ 2.625
               9/30/97               $ 1.375    $ 4.00
              12/31/97               $ 2.50     $ 3.375



     The common stock purchase warrants of the Company are traded on the NASDAQ Stock Market under the symbol GRDNW. The prices listed below are the high and low sales prices for common share warrants since the initial public offering on May 14, 1996.




                                            Price
                                     ---------------------
              Quarter Ended             Low         High
              -------------          ---------   ---------

                 6/30/96             $12.75      $34.50
                 9/30/96             $ 0.9375    $15.75
                12/31/96             $ 0.1875    $ 2.90625
                 3/31/97             $ 0.09375   $ 0.750
                 6/30/97             $ 0.0625    $ 0.250
                 9/30/97             $ 0.03125   $ 0.46875
                12/31/97             $ 0.250     $ 0.375



     There have been no dividends declared since inception.

     The Company did not sell any equity securities during the year ended December 31, 1997.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto.

OVERVIEW

As disclosed in the Company's independent auditors report on the financial statements as of and for the years ended December 31, 1997 and 1996 (and further discussed in Note 2 to the financial statements) the Company has suffered continued losses from operations since inception that raise substantial doubt about its ability to continue as a going concern. In an effort to reverse this trend and achieve profitability management has taken, or intends on taking the following actions:

      1.) Maximize facility  utilization by leasing out all non-essential  space in the Company's Dulles, Virginia building to third parties. As discussed in footnote 8 of the financial statements, the Company has now leased approximately 18,800 square feet (representing all available space) to 4 third party tenants. These leases carry terms of from five to seven years and provide estimated annual rental income of $196,500 including base rent, operating expenses and annual escalation. The rental income on the facility will be sufficient to service the related mortgage placed on the facility (see below and also footnote 16 of the financial statements).

      2.) Reduce interest costs by refinancing existing debt. As disclosed in footnote 16 of the financial statements, the Company has accepted a commitment from a commercial entity to provide $1,900,000 in the form of a mortgage. Subsequent to the audit date, on March 25, 1998, the Company closed the above referenced loan in the amount of $1,900,000. The loan provides for monthly payments of principal and interest of $15,306, including interest at 7.5 percent per annum. The loan is being amortized over a twenty year period with a ten year balloon and is collateralized by a first deed of trust on the Company's office and manufacturing facility located in Dulles, Virginia as well as an assignment of all tenant occupancy leases. Further, if the loan is prepaid in full before the end of the fifth year of the loan, the Company will be subject to certain prepayment premiums computed as a percent of the unpaid principal balance. The purpose of the loan was to refinance an outstanding note payable of $900,000 as of December 31, 1997 bearing interest at 15 percent per annum. The interest savings related to this portion of the financing arrangement is approximately $67,500 per year. In addition, the loan will provide approximately $1,000,000 of excess funding which will be available for working capital purposes.

      3.) Reduce or eliminate the use of all outside consultants.

      4.) Initiate head-count reductions across all administrative and sales departments.

      5.) Perform time and motion studies to determine if excess labor capacity exists in the manufacturing function. Knowledge of this will allow management to take necessary corrective action.

      6.) Perform an  assessment  of  non-critical  manufacturing  functions  to
          determine  if  it  would  be  cost-effective  to  out-source   certain
          functions.

      7.) Initiate discussions with primary suppliers of raw materials in an effort to achieve larger discounts on the Company's purchases as well as establish "just-in-time" inventory status to generate greater inventory turnover.

      8.) Establish manufacturing cost accounting controls to capture labor and material costs more effectively through the implementation of a job-order system. This will allow the Company to better determine the profitability of each of its products which will in turn provide management with information to better price the Company's products.

      9.) Focus sales efforts  primarily on large quantity,  more "standard fit"
          orders which create manufacturing efficiencies. Management has determined that small, custom orders are less profitable due to "start-up" and "shut down" of production efforts and has shifted the Company's focus accordingly. In addition, when a smaller order is accepted, a surcharge has been added to the pricing to offset the manufacturing inefficiency created by the order.

     10.) Pursuit of "funded" development efforts to continue to provide state of the art products without using internal funds for such efforts.

     1l.) Utilize the specific  expertise of senior  management in the fields of law enforcement, security and protective devices to pursue opportunities for providing consulting services to private industry and government agencies.

      For these reasons, management believes that no adjustments or reclassifications of recorded assets and liabilities is necessary at this time. There can be no assurances, however, that the Company will be successful in these plans.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Net sales for 1997 were $1,154,970 compared to $1,475,577 in 1996, a decrease of $320,607 or 21.7%. The decrease in sales is attributable to a decrease in sales to foreign governments and agencies (from $314,850 or 21% of sales in 1996 to $42,059 or 4% of sales in 1996), a decrease of $272,791.

The Company sustained a gross loss in 1997 of $(82,135) compared to a gross profit of $156,834 in 1996. The reduction in gross margin for the year ended December 31, 1997 as compared to 1996 resulted from lower sales volume, production inefficiencies attributed to a large number of small orders and the disposition of approximately $33,000 of obsolete inventory.

Total operating expenses were $779,822 for 1997 compared to $1,202,237 for 1996. General and administrative costs decreased $277,322 from $799,077 in 1996 to $521,755 in 1997. This decrease was primarily attributable to decreases in professional fees of $125,000 and salary decreases for officers of $85,000. Selling expenses decreased $145,093 from $403,160 in 1996 to $258,067 in 1997. This decrease was due to an $85,000 decrease in sales consultants and a $40,000 decrease in sales commissions attributable to lower sales volume. Advertising, conference and exhibit costs decreased by $11,000.

The 1997 non-operating financing income for the Company decreased from income of $91,719 in 1996 to expense of $100,303 in 1997. The net financing income in 1996 resulted because the proceeds from the May, 1996 public offering were invested in US Government agency debt securities. These securities served as collateral for a line of credit with a broker. The Company used the line of credit borrowings to pay off outstanding loans, finance the construction of its production and headquarters facility and to provide for working capital needs. Additionally, on February 7, 1997, the Company executed a note for $900,000 with a commercial entity. Interest at 15 percent, annual rate, is due monthly. The note is secured by a first deed of trust on the office and manufacturing facility in Dulles, Virginia. The net financing expense in 1997 resulted from an excess of the interest costs from the line of credit borrowings and from the $900,000 note over the interest earned in securities. Interest capitalized in connection with the construction of the new facility amounted to $21,509 for 1996 and $19,000 in 1997.

Rental income increased from nil in 1996 to $101,150 in 1997 as the Company was able to lease excess space in its new facility. The net loss for 1997 was $861,110 compared to $953,684 for 1996.

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

Total operating expenses were $1,202,237 for 1996 compared to $486,326 for 1995. General and administrative costs increased $426,887 from $372,190 in 1995 to $799,077 in 1996. This increase was primarily attributable to increases in professional fees of $93,000, fees of $26,000 related to maintenance of public company status, insurance premiums of $11,000, consulting fees of $146,000, and salary increases for officers in accordance with employment agreements. Selling expenses increased from $114,136 in 1995 to $403,160 in 1996. This increase was due to reorganization of the sales function, additional salesmen which resulted in a $32,000 increase in sales salaries, $146,000 in sales consulting fees, and a $36,000 increase in commissions. Advertising costs and conference and exhibits costs increased by $60,000. The Company has terminated certain consulting agreements and expects advertising and other promotional costs to decrease during 1997.

The 1996 non-operating interest income for the Company increased significantly over the 1995 total because proceeds from the May, 1996 public offering are invested in US Government agency debt securities. These securities serve as collateral for a line of credit with a broker. The Company has used the line of credit borrowings to pay off outstanding loans, finance the construction of its production and headquarters facility and to provide for working capital needs. Interest capitalized in connection with the construction of the new facility amounted to $21,509 for 1996. The net loss for 1996 was $953,684 compared to $512,716 for 1995.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997 the Company had total assets of $3,729,872 compared to total assets of $6,068,588 as of December 31, 1996, a decrease in assets of $2,338,716. Total liabilities decreased significantly from $2,917,955 as of December 31, 1996 to $1,451,084 as of December 31, 1997. Total stockholders' equity decreased $871,845 to $2,278,788 as of December 31, 1997.

Total current assets as of December 31, 1997 were $890,309 and consisted of cash and equivalents of $109,461, net accounts receivable of $269,425, inventory of $452,335 and prepaids of $59,088. Total current liabilities as of December 31, 1997 were $523,936 comprised primarily of trade accounts payable and accrued expenses of $377,180, customer deposits of $85,087 and the current portion of notes payable of $61,669. Working capital as of December 31, 1997 was $366,373 representing a decrease in working capital for the period of $208,337. Total current assets decreased $2,513,540 during the twelve month period ended December 31, 1997 primarily due to the liquidation of $2,501,753 in securities available for sale. Proceeds from the sale of the securities were used to pay down a line of credit of $1,850,554, reduce accounts payable of approximately $530,009 and to partially offset the Company's operating loss for the year.

As of December 31, 1997 the Company reported total assets of $3,729,872 including net property and equipment of $2,788,378 (comprised primarily of costs associated with the Company's acquisition of land and the subsequent construction of executive offices and a manufacturing facility thereon), net intangibles (certification costs for the Company's protective products) of $24,975 and deposits of $26,210.

Total liabilities as of December 31, 1997 of $1,451,084 include, in addition to current liabilities of $523,936 discussed above, the long term portion of notes payable of $927,148. The long term portion of notes payable is comprised of $900,000 in long term debt received from a commercial entity bearing interest at 15% per annum and $27,148 associated with an insurance premium finance agreement. Long term debt as of December 31, 1996 was $88,816 comprised entirely of debt associated with this finance agreement.

As of December 31, 1997 the Company reported stockholders equity of $2,278,788. This represents a decrease of $871,845 from December 31, 1996 stockholders equity. The decrease is attributable primarily to the Company's net loss for the year of $(861,110).


FORWARD-LOOKING STATEMENTS

The Company believes that this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to certain risks and uncertainties. Forward-looking statements represent the Company's expectations or beliefs concerning future events, including the following: any statements regarding future sales and gross profit percentages, any statements regarding the continuation of historical trends, any statements regarding the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs, any statements regarding the effect of regulatory changes, the success of development and enhancement of the Company's products, the adequacy of the Company's facilities, potential acquisitions, and any statements regarding the future of the industry and the various parts of the markets in which the Company conducts its business. The Company cautions that any forward-looking statements made by the Company in this report or in other announcements made by the Company are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements.

ITEM 7   FINANCIAL STATEMENTS

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                                FINANCIAL REPORT
                     YEARS ENDED DECEMBER 31, 1997 AND 1996




                                    CONTENTS


                                      Page


INDEPENDENT AUDITOR'S REPORT ON THE
  FINANCIAL STATEMENTS                                         14

FINANCIAL STATEMENTS

  Balance Sheets                                               15

  Statements of Operations                                     17

  Statements of Stockholders' Equity                           18

  Statements of Cash Flows                                     19

  Notes to Financial Statements                                21

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Guardian Technologies International, Inc.
Dulles, Virginia


     We have audited the accompanying balance sheets of Guardian Technologies International, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guardian Technologies International, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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


                         THOMPSON, GREENSPON & CO., P.C.


Fairfax, Virginia
March 3, 1998

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996






                                                       1997        1996
                                                   -----------  -----------

       ASSETS

       CURRENT ASSETS
         Cash and cash equivalents                 $   109,461  $   119,703
         Trade accounts receivable                     269,425       60,998
         Accrued interest receivable                         -       60,448
         Inventories                                   452,335      585,582
         Prepaid assets and other                       59,088       75,365
         Securities available for sale                       -    2,501,753
                                                   -----------  -----------
                  Total Current Assets                 890,309    3,403,849
                                                   -----------  -----------

       PROPERTY AND EQUIPMENT
         Land                                          237,339      237,339
         Building                                    2,524,780            -
         Office furniture and equipment                118,763       85,213
         Manufacturing equipment                        74,494       63,477
         Leasehold improvements                              -      115,394
         Construction in progress                            -    2,306,527
                                                   -----------  -----------
                  Total Cost                         2,955,376    2,807,950
         Less accumulated depreciation                (166,998)    (197,778)
                                                   -----------  -----------
                  Net Property and Equipment         2,788,378    2,610,172
                                                   -----------  -----------

       OTHER ASSETS
         Deposits                                       26,210       26,697
         Certification costs, net of amortization       24,975       27,870
                                                   -----------  -----------
                  Total Other Assets                    51,185       54,567
                                                   -----------  -----------

       TOTAL ASSETS                                $ 3,729,872  $ 6,068,588
                                                   ===========  ===========




THE NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                                  (continued)





                                                           1997         1996
                                                       -----------  -----------
  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Trade accounts payable                             $   337,615  $   867,624
    Line of credit payable                                       -    1,850,554
    Current portion of notes payable                        61,669       57,016
    Accrued expenses                                        39,565       49,946
    Customer deposits                                       85,087        3,999
                                                       -----------  -----------
            Total Current Liabilities                      523,936    2,829,139

  LONG TERM PORTION OF NOTES PAYABLE                       927,148       88,816
                                                       -----------  -----------
            Total Liabilities                            1,451,084    2,917,955
                                                       -----------  -----------

  STOCKHOLDERS' EQUITY
    Preferred stock, $0.20 par value, 1,000,000 shares
      authorized; no shares issued and outstanding in
      1997 and 1996                                              -            -
    Common stock, par value $0.001, 15,000,000 shares
      authorized; 1,114,201 shares issued and outstanding
      in 1997 and 1996                                       1,114        1,114
    Additional paid-in capital                           4,107,424    4,140,503
    Less notes receivable for purchase of common stock           -      (33,080)
    Net unrealized gain on securities available for sale         -       10,736
    Accumulated  deficit since  December 7, 1995
      (termination  of S corporation status in which
      a deficit of $2,320,227 was applied against
      additional paid-in capital)                       (1,829,750)    (968,640)
                                                       -----------  -----------
            Total Stockholders' Equity                   2,278,788    3,150,633
                                                       -----------  -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 3,729,872  $ 6,068,588
                                                       ===========  ===========

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996




                                                          1997         1996
                                                      -----------  -----------

   SALES                                              $ 1,154,970  $ 1,475,577

   COST OF GOODS SOLD                                   1,237,105    1,318,743
                                                      -----------  -----------

             Gross (Loss) Profit                          (82,135)     156,834
                                                      -----------  -----------

   GENERAL AND ADMINISTRATIVE EXPENSES                    521,755      799,077

   SELLING EXPENSES                                       258,067      403,160
                                                      -----------  -----------
                                                          779,822    1,202,237
                                                      -----------  -----------

             Operating Loss                              (861,957)  (1,045,403)

   RENTAL INCOME                                          101,150            -

   FINANCING (EXPENSE) INCOME                            (100,303)      91,719
                                                      -----------  -----------

   NET LOSS                                           $  (861,110) $  (953,684)
                                                      ===========  ===========

   NET LOSS PER COMMON SHARE                          $      (.77) $      (.96)
                                                      ===========  ===========

   NET LOSS PER DILUTIVE SHARE                        $      (.77) $      (.96)
                                                      ===========  ===========

   AVERAGE COMMON SHARES OUTSTANDING                    1,114,201      994,565
                                                      ===========  ===========





THE NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1997 AND 1996







                                                                                                  Net
                                                                                            Unrealized Gain
                                                                      Additional             on Securities
                                                             Common     Paid-in     Notes      Available   Accumulated
                                                  Shares     Stock      Capital   Receivable    for Sale     Deficit      Total
                                                ----------  --------  ----------  ----------  -----------  -----------  ----------

Balance, December 31, 1995, as reported          2,364,983  $  2,365  $  457,390  $  (33,080) $         -  $   (14,956) $  411,719
  Effect of reverse stock split - 1 for 3       (1,576,615)   (1,577)      1,577           -            -            -           -
                                                ----------  --------  ----------  ----------  -----------  -----------  ----------
Balance, December 31, 1995, as restated            788,368       788     458,967     (33,080)           -      (14,956)    411,719

  Sale of common stock and warrants,
    adjusted for split                             325,833       326   3,594,287           -            -            -   3,594,613
  Contributed services                                   -         -      37,500           -            -            -      37,500
  Stock options issued in exchange for
    other services                                       -         -      49,750           -            -            -      49,750
  Net change in unrealized gains on securities
    available for sale, net of taxes of $2,500           -         -           -           -       10,736            -      10,736
  Net loss                                               -         -           -           -            -     (953,684)   (953,684)
                                                ----------  --------  ----------  ----------  -----------  -----------  ----------
Balance, December 31, 1996                       1,114,201  $  1,114  $4,140,504  $  (33,080) $    10,736  $  (968,640) $3,150,634
                                                ==========  ========  ==========  ==========  ===========  ===========  ==========

Balance, December 31, 1996, as reported          3,342,483  $  3,343  $4,138,275  $  (33,080) $    10,736  $  (968,640) $3,150,634
  Effect of reverse stock split - 1 for 3       (2,228,282)   (2,229)      2,229           -            -            -           -
                                                ----------  --------  ----------  ----------  -----------  -----------  ----------
Balance, December 31, 1996, as restated          1,114,201     1,114   4,140,504     (33,080)      10,736     (968,640)  3,150,634
  Net change in unrealized gain on
    securities available for sale                        -         -           -           -      (10,736)           -     (10,736)
  Cancellation of common stock subscriptions             -         -     (33,080)     33,080            -            -           -
  Net loss                                               -         -           -           -            -     (861,110)   (861,110)
                                                ----------  --------  ----------  ----------  -----------  -----------  ----------
Balance, December 31, 1997                       1,114,201  $  1,114  $4,107,424  $        -  $         -  $(1,829,750) $2,278,788
                                                ==========  ========  ==========  ==========  ===========  ===========  ==========





THE NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                           1997         1996
                                                       -----------  -----------

  CASH FLOWS FROM OPERATING ACTIVITIES
    Cash received from customers                       $ 1,118,436  $ 1,460,751
    Cash paid to suppliers and employees                (2,307,986)  (1,986,184)
    Interest received                                      157,641       47,802
    Interest paid                                         (211,681)     (43,085)
                                                       -----------  -----------
           Net Cash Used in Operating Activities        (1,243,590)    (520,716)
                                                       -----------  -----------

  CASH FLOWS FROM INVESTING ACTIVITIES
    Payments for construction in progress                 (199,253)  (2,285,018)
    Purchase of property and equipment                     (44,567)     (66,940)
    Purchase of land                                             -     (237,339)
    Proceeds from called securities                              -      500,754
    Proceeds from sale of securities available for sale  3,512,311            -
    Purchase of securities available for sale           (1,022,758)  (2,991,771)
    Investment in certification costs                       (5,303)     (39,608)
    Decrease (increase) in deposits                            487      (22,672)
                                                       -----------  -----------
           Net Cash Provided (Used) by Investing
             Activities                                  2,240,917   (5,142,594)
                                                       -----------  -----------

  CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments of borrowings                    (1,907,569)    (163,459)
    Proceeds from borrowings                               900,000    1,993,804
    Principal payments on related party borrowings               -     (101,200)
    Proceeds from issuance of common stock and warrants          -    3,677,561
                                                       -----------  -----------
           Net Cash (Used) Provided by Financing
             Activities                                 (1,007,569)   5,406,706
                                                       -----------  -----------

  NET (DECREASE) IN CASH AND CASH EQUIVALENTS              (10,242)    (256,604)

  CASH AND  CASH EQUIVALENTS, BEGINNING OF YEAR            119,703      376,307
                                                       -----------  -----------

  CASH AND CASH EQUIVALENTS, END OF YEAR               $   109,461  $   119,703
                                                       ===========  ===========





THE NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996
                                  (continued)

                                                                1997          1996
                                                            -----------   -----------

RECONCILIATION OF NET LOSS TO NET CASH USED
  IN OPERATING ACTIVITIES
    Net loss                                                 $ (861,110)  $  (953,684)
    Interest capitalized in connection with construction
      in progress                                               (19,000)      (21,509)
    Noncash (income) expenses included in net loss
      Depreciation and amortization                              92,812        47,555
      Contributed services                                            -        37,500
      Stock options issued in exchange for consulting
        services                                                      -        49,750
      Realized loss on securities available for sale              1,464             -
      Change in assets and liabilities
        (Increase) decrease in accounts receivable             (208,427)       39,246
        (Increase) decrease in accrued interest receivable       60,448       (60,448)
        (Increase) decrease in inventories                      133,247      (348,559)
        (Increase) decrease in prepaid expenses                  16,277        (2,654)
        Increase (decrease) in accounts payable and
          accrued expenses                                     (540,389)      746,159
        Increase (decrease) customer deposits                    81,088       (54,072)
                                                            -----------   -----------
             Net Cash Used in Operating Activities          $(1,243,590)  $  (520,716)
                                                            ===========   ===========

SUPPLEMENTAL DISCLOSURE OF INVESTING AND
  FINANCING ACTIVITIES
    Purchase of prepaid insurance by installment
      note payable                                          $         -   $    43,750
                                                            ===========   ===========

  Cancellation of common stock subscriptions                $    33,080   $         -
                                                            ===========   ===========

    Increase in common stock and additional
      paid-in capital                                       $         -   $ 4,986,228
    Public and private offering costs paid in cash                    -      (280,743)
    Public and private offering costs deducted from
      proceeds                                                        -    (1,027,924)
    Noncash - prepaid fees for public offering                        -       (82,948)
                                                            -----------   -----------
             Net Proceeds from Issuance of
               Common Stock and Warrants                    $         -   $ 3,594,613
                                                            ===========   ===========

    Net Unrealized Gain on Securities Available for Sale    $         -  $    10,736
                                                            ===========   ===========


                                      - 20 -

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



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

      In February, 1996, the Company was reincorporated in the State of Delaware under the name of Guardian Technologies International, Inc. and was authorized to issue 15,000,000 shares of common stock, $.001 par value, and 1,000,000 shares of preferred stock, $.20 par value. Thereafter, pursuant to approval of the Company stockholders at a special stockholders meeting, a Plan of Agreement and Merger between Guardian Technologies International, Inc., the Virginia corporation and Guardian Technologies International, Inc., the Delaware corporation was executed and filed with 2,364,983 shares of common stock of the Delaware corporation issued in a share for share exchange for the 2,364,983 shares of the Virginia corporation then outstanding.

      Effective May 23, 1997, the Board of Directors authorized a one-for-three reverse stock split for the Company's common shares and Class A warrants, thereby decreasing the number of issued and outstanding common shares to 1,114,201 and reducing issued and outstanding purchase warrants to 814,417. All references in the accompanying financial statements and notes to financial statements to the number of common shares and per-share amounts for 1996 have been restated to reflect the reverse stock split.

      METHOD OF ACCOUNTING

      The financial statements are presented on the accrual basis of accounting.

      REVENUE RECOGNITION

      Manufacturing revenue is recognized upon shipment of product. Rental income is recorded as earned in connection with tenant lease agreements at the Company's office and manufacturing facility.

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

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

      FINANCIAL INSTRUMENTS

      The  estimated  fair  value  of  cash  and  cash   equivalents,   accounts
      receivable, accounts payable and accrued expenses and other liabilities approximate their carrying amounts in the financial statements.

      Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is $1,021,000.

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

      The Company maintains cash in commercial banks in accounts which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per customer and in uninsured accounts. The Company has amounts on deposit with banks which at times exceed the $100,000 insured threshold. The cash amount presented on the balance sheet reflects the actual amounts on deposit with banks reduced for outstanding checks and increased for deposits in transit. There were no uninsured bank balances at December 31, 1997 or 1996.

      CASH AND CASH EQUIVALENTS

      For purposes of the statement of cash flows, cash and cash equivalents include demand deposits and all highly liquid debt instruments with original maturities of three months or less.

      ACCOUNTS RECEIVABLE

      It is the practice of management to write off receivables in the year amounts are determined to be uncollectible. No allowance for doubtful accounts is reflected in these financial statements since management believes all accounts to be fully collectible. There was no bad debt expense in 1997 or 1996.

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

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

      PROPERTY AND EQUIPMENT

      Property and equipment are recorded at cost and depreciated over their estimated useful lives. Leasehold improvements are amortized over their useful lives or the related lease period, whichever is shorter. The Company uses the straight-line and accelerated methods of depreciation, respectively, for financial statement and income tax reporting purposes.

      A summary of the estimated useful lives follows:

            Building                                           40 years
            Office furniture and equipment                  5 - 7 years
            Manufacturing equipment                         7 - 8 years
            Leasehold improvements                          2 - 7 years


      Expenditures for maintenance and repairs which do not materially extend the useful lives of property and equipment are charged to earnings. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in earnings.

      Long-lived assets and identifiable intangibles of the Company are reviewed for impairment should events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At December 31, 1997 and 1996, there were no impaired assets.

      Depreciation expense for the years ended December 31, 1997 and 1996 was $84,614 and $17,318, respectively. There was no amortization of leasehold improvements in 1997. Amortization expense was $8,312 for 1996.

      CERTIFICATION COSTS

      The Company has capitalized certain costs associated with certification of its products. Certification costs are carried at cost less accumulated amortization. Amortization is taken on the straight-line basis over five years. Amortization expense for the years ended December 31, 1997 and 1996 was $8,198 and $10,760, respectively.

      CONTRIBUTED SERVICES

      During 1996, the Company recognized as additional paid-in-capital the value of uncompensated services provided by the President and the Chief Executive Officer.

      ADVERTISING COSTS

      The Company charges advertising costs to expense as incurred. Advertising expense was $47,476 for 1997 and $52,199 for 1996.

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

      INCOME TAXES

      The Company utilizes the liability method for accounting for income taxes. The liability method accounts for deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to differences between financial statement amounts and tax bases of assets and liabilities. The resulting deferred income tax liabilities are adjusted to reflect changes in tax laws and rates. Temporary differences consist of the difference in financial statement and income tax bases for property and equipment. Deferred income taxes related to an asset or liability are classified as current or noncurrent based on the classification of the related asset or liability.

      Prior to December 7, 1995, the Company, with the consent of its stockholders, had elected S corporation status under Section 1372 of the Internal Revenue Code and similar sections of the state income tax laws. On December 7, 1995, Guardian Technologies International, Inc. terminated its S corporation election and became subject to corporate income taxes.

      NET LOSS PER COMMON SHARE

      The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128 which establishes standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of earnings per share, basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The 1996 net loss per common share information has been restated to account for the provisions of SFAS 128.

      The financial statements and related footnotes provide information that considers the effect of the one-for-three reverse stock split on all years presented.


                                             1997                                1996
                              ---------------------------------   ---------------------------------
                                  Net                 Per-Share        Net                Per-Share
                                 Loss       Shares      Amount        Loss      Shares      Amount
                              ----------  ----------  ---------   ----------  ----------  ---------

     Basic EPS and
       Diluted EPS
       Loss available
         to common
         stockholders         $ (861,110)  1,114,201   $  (0.77)  $ (953,684)    994,565  $   (0.96)
                                                       ========                           =========


                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

      NET LOSS PER COMMON SHARE (continued)

      Options to purchase 33,333 of common shares at $1.32 per share were outstanding in 1997 and 1996. The assumed conversion of the options would be antidilutive due to the loss from continuing operations and therefore, is excluded from the computation of diluted EPS for 1997. The options expire on January 2, 2000.

      Common stock purchase warrants of 814,417 with an exercise price of $15.00 per share were outstanding in 1997 and 1996. The assumed conversion of the warrants would be antidilutive due to the loss from continued operations and therefore is excluded from the computation of diluted EPS for 1997 and 1996.

      ACCOUNTING PRONOUNCEMENTS

      In June, 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, "Reporting Comprehensive Income". Comprehensive income, as defined by the statement, includes all changes in stockholders' equity exclusive of transactions with owners. The statement is effective for financial statements for periods beginning after December 15, 1997.

      Also in June, 1997, FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued. This statement establishes standards for the reporting of financial and descriptive information by public business enterprises regarding its operating segments and also provides standards for related disclosures about products and services, geographic areas, and major customers. The statement is effective for financial statements for periods beginning after December 15, 1997.

      Management does not anticipate the adoption of FASB Statements No. 130 or No. 131 will have a material effect on the financial statements.


2. GOING CONCERN CONSIDERATIONS

      The Company has incurred losses of approximately $4,150,000 since inception. These continuing losses, a decline in sales during 1997, high production costs and gross margin declining from 10 percent in 1996 to nil in 1997 raise doubt about the Company's ability to continue as a going concern. Its continued existence is dependent upon its ability to achieve profitable operations by increasing sales while controlling production and other costs.

      To achieve profitable operations, management intends to continue and expand cost reduction measures instituted in early 1997 by initiating head count reductions in administrative and sales departments, reducing or eliminating the use of outside consultants, and improving manufacturing cost and inventory controls. Cost reduction efforts in 1997 have resulted in a decrease in general and administrative expenses of about 35 percent.

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



2.  GOING CONCERN CONSIDERATIONS (continued)

      The Company will focus sales efforts primarily on large quantity standardized orders which will create manufacturing efficiencies. The backlog of sales orders at December 31, 1997 is approximately $350,000. The Company is pursuing "funded" development efforts to continue to provide state of the art products. In addition, the Company intends to utilize the specific expertise of senior management in fields of law enforcement, security and protective devices by pursuing opportunities to provide consulting services to private industry and government agencies.

      As discussed in Note 16, the Company has accepted a commitment from a commercial entity to provide $1,900,000 in the form of a mortgage. The mortgage will bear interest at the rate of 7.5 percent per annum, will be amortized over 20 years with a 10 year balloon and will require monthly principal and interest payments of approximately $15,300. Proceeds from the refinancing will be used to repay an existing note payable with a balance of $900,000 at December 31, 1997, which bears interest at the rate of 15 percent per annum, and to provide additional working capital.

      Commencing February 1, 1998, the Company will have full occupancy of all leasable space in the facility in Dulles, Virginia. Annual base rent under the leases is approximately $196,500, including common area maintenance charges. Tenant leases also provide for 2 to 3.5 percent annual increases in base rent.

      For  these   reasons,   management   believes  that  no   adjustments   or
      reclassifications of recorded assets and liabilities is necessary at this time.


3. SECURITIES AVAILABLE FOR SALE

      All securities available for sale were called or sold by the Company in 1997. Securities available for sale as shown in the balance sheet at December 31, 1996, are as follows:


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
                           ==========     =======         ======    ==========


      Securities available for sale with carrying amount of $2,501,753 at December 31, 1996, were pledged as collateral on a line of credit.

4. INVENTORIES

      Inventories consist of the following:



                                              1997      1996
                                           ---------  --------

         Raw materials                     $ 352,410  $ 266,925
         Work in process                       7,497      7,695
         Finished goods                       92,428    140,984
         Raw materials in transit                  -    169,978
                                           ---------  ---------
                                           $ 452,335  $ 585,582
                                           =========  =========

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


5. CONSTRUCTION IN PROGRESS

      During 1996, the Company entered into various contracts for the design and construction of a manufacturing and office facility on a parcel of unimproved land that was purchased in May, 1996 for $237,339. The total cost of the building was $2.5 million. Interest incurred during construction has been capitalized as part of the building. The capitalized interest was $19,000 for 1997 and $21,509 for 1996.

      The Company commenced occupancy of the facility on January 31, 1997.

6. LINES OF CREDIT

      The Company has a $100,000 line of credit arrangement with a bank, through December 31, 1998. Interest is at 2 percent in excess of the bank's base lending rate. No principal was outstanding as of December 31, 1997 and 1996. The line of credit is guaranteed by an officer, director and stockholder of the Company. Borrowings and repayments were $40,000 in 1997 and $75,000 in 1996.

      In 1996, the Company entered into a line of credit agreement with a securities broker which allowed it to borrow against U.S. Government and agency securities available for sale (Note 3). The borrowings were charged interest at the broker's interest rate and were payable on demand. The interest rate at December 31, 1996 was 7.5 percent, payable monthly. At December 31, 1996, a total of $1,850,554 had been drawn against the securities. In 1997, an additional $290,000 was drawn under the line of credit. At December 31, 1997, all borrowings under the line of credit agreement had been paid from the sale of the securities.


7. NOTES PAYABLE

      On February 7, 1997, the Company executed a one year note for $900,000 with a commercial entity. Interest at a 15 percent annual rate is due monthly. The note is secured by a first deed of trust on the office and manufacturing facility in Dulles, Virginia. In April, 1997, the agreement was modified to include additional funds of $650,000 (up to a maximum of $900,000 when the building was fully leased). In addition, the due date was extended to February 7, 1999 when the original principal of $900,000 plus any borrowings under the credit facility are due and payable. See
      Note 16.

      Also included in notes payable is an insurance premium finance agreement totalling $88,817. The agreement matures in May, 1999 and calls for monthly payments of principal and interest of $5,539 with interest at 8 percent.

      The following is a schedule of future principal payments as of December 31, 1997.

              Year ending December 31,:
              ------------------------
                      1998                             $  61,669
                      1999                               927,148
                                                       ---------
                                                       $ 988,817
                                                       =========

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


8.  LEASE COMMITMENTS

      The Company has executed lease agreements with three tenants, effective February 1, 1997 and one tenant effective February 1, 1998, for approximately 18,800 square feet of office space in the Company's facility located in Dulles, Virginia. The leases are from five to seven years, provide for monthly payments of base rent and operating expenses, and include a 2 to 3.5 percent increase in base rent annually.

      At December 31, 1997, future minimum lease payments receivable are as follows:

            1998                                   $174,679
            1999                                    186,943
            2000                                    193,322
            2001                                    199,947
            2002 and thereafter                     192,205
                                                   --------
                                                   $947,096
                                                   ========

      The Company leased office and warehouse space under two month-to-month agreements prior to occupying its new facility on January 31, 1997.

      In connection with these agreements, the Company sub-leased office space to other parties on a month-to-month basis. Office rental expense of $12,058 and $136,299 for the years ended December 31, 1997 and 1996, respectively, are net of sublease rental income of $3,463 and $36,162, respectively.


9. INCOME TAXES

      There was no provision for income taxes for the years ended December 31, 1997 or 1996 due to net operating losses, and because deferred tax assets were offset by a valuation allowance.

      The deferred tax asset for the years ended December 31, are comprised of the following items:


                                                   1997       1996
                                                ---------  ---------

           Deferred tax assets:
             Net operating loss carryforward    $(703,000) $(352,000)
             Property and equipment                63,000    (25,000)
             Accrued expenses                      (3,000)    (6,000)
                                                ---------  ---------
                   Gross deferred tax assets     (643,000)  (383,000)

           Deferred tax liability:
             Net unrealized gain on securities
               available for sale                       -      5,000
           Less:  deferred tax asset valuation
             allowance                            643,000    378,000
                                                ---------  ---------
                   Net deferred tax asset       $       -  $       -
                                                =========  =========

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


9. INCOME TAXES (continued)

      A reconciliation between the amount of reported Federal income tax benefit and the amount computed by multiplying the applicable statutory Federal income tax rate is as follows:

                                         1997                                  1996
                                 -----------------------           --------------------------
Computed expected tax benefit      $(292,780)   (34.00)%           $ (324,250)       (34.00)%
(Increase) decrease in tax
  benefit resulting from:
    State tax benefit                (51,670)    (6.00)               (57,250)        (6.00)
    Other                             79,450      9.25                 16,500          1.45
                                   ---------   -------             ----------       -------
                                    (265,000)   (30.75)              (365,000)       (38.55)
                                   ---------   -------             ----------       -------

Allowance to reduce tax benefit
  to net realizable value:
    Beginning of year              $(378,000)   (43.90)            $  (13,000)        (1.40)
    End of year                      643,000     74.65                378,000         39.55
                                   ---------   -------             ----------       -------
                                     265,000     30.75                365,000         38.55
                                   ---------   -------             ----------       -------
Income tax benefit                 $       -      0.00%            $        -          0.00%
                                   =========   =======             ==========       =======


      At December 31, 1997, the Company has net operating loss carryforwards of approximately $1,850,000 available under provisions of the Internal Revenue Code to be applied against future taxable income. These carryforwards are subject to annual limitations on utilization and expire on December 31, 2016.

10.   MAJOR CUSTOMERS

      The Company sells its products primarily to authorized dealers for resale to municipal, county and state law enforcement agencies throughout the United States. Approximately 4 percent of sales in 1997 and 21 percent of sales in 1996 were to foreign governments and agencies.

      Percentage of sales to major domestic customers at December 31, are as follows:


                                                      1997         1996
                                                      ----         ----

          U.S. Government Agency                       26%          0%
          Municipal law enforcement agency             11%          9%
          U.S. Government subcontract                   7%         23%

11. MAJOR SUPPLIER CONCENTRATION

      The ballistic resistant products of the Company are primarily manufactured with the raw materials Spectra 1000 woven fabric and Spectra Shield. These two products are manufactured and distributed only by Allied-Signal, Inc. As of December 31, 1997 and 1996, Guardian Technologies International, Inc., owed $129,444 and $276,765, respectively, to Allied-Signal, Inc.

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


12. CONTRIBUTED CAPITAL

      There were no outstanding shares of preferred stock in 1997 or 1996.

      In May, 1996, the Company completed an initial public offering of 325,833 shares of common stock at $15.30 per share with 325,833 common stock purchase warrants. The warrant entitles the holder to purchase one share of common stock at an exercise price of $15.00 during the five year period following the effective date of the offering. At December 31, 1997 and 1996, no warrants had been exercised. The offering also registered 244,278 additional shares of common stock, 488,523 warrants and 488,523 shares of common stock underlying the warrants by existing stockholders. No proceeds from the resale of these shares will be received by the Company. Total net proceeds from the offering were $3,594,613 after deducting commissions, fees and other costs of the sale.

      There were 814,356 warrants, with an exercise price of $15.00 per share, outstanding at December 31, 1997 and 1996.

      On February 20, 1995, the stockholders of the Company approved an amendment of the articles of incorporation to increase the authorized shares of common stock to 5,000,000 shares and to authorize 1,000,000 shares of preferred stock. The amendment was filed on March 22, 1996 with the State Corporation Commission of Virginia.

      In 1995, the Company sold 64,863 shares to investors at $.51 per share, accepting notes receivable of $33,080. The notes were due April 16, 1996, with interest at the rate of 9 percent. The notes receivable of $33,080 were canceled in 1997.

13. STOCK PRICES SINCE INITIAL PUBLIC OFFERING

      The common stock of the Company is traded on the NASDAQ Stock Market under the symbol GRDN. The prices listed below are the high and low sales prices for common shares since the initial public offering on May 14, 1996.


                                              Price
                                      ----------------------
              Quarter Ended              Low         High
              ------------            ---------    ---------

                  6/30/96             $17.25       $38.25
                  9/30/96             $ 2.8125     $19.50
                 12/31/96             $ 1.21875    $ 4.40625
                  3/31/97             $ 0.84375    $ 2.53125
                  6/30/97             $ 0.875      $ 2.625
                  9/30/97             $ 1.375      $ 4.00
                 12/31/97             $ 2.50       $ 3.375

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


13. STOCK PRICES SINCE INITIAL PUBLIC OFFERING (continued)

      The common stock purchase warrants of the Company are traded on the NASDAQ Stock Market under the symbol GRDNW. The prices listed below are the high and low sales prices for common share warrants since the initial public offering on May 14, 1996.


                                              Price
                                         --------------------
                     Quarter Ended          Low       High
                     -------------       ---------  ---------

                       6/30/96           $12.75     $34.50
                       9/30/96           $ 0.9375   $15.75
                      12/31/96           $ 0.1875   $ 2.90625
                       3/31/97           $ 0.09375  $ 0.750
                       6/30/97           $ 0.0625   $ 0.250
                       9/30/97           $ 0.03125  $ 0.46875
                      12/31/97           $ 0.250    $ 0.375

14. STOCK COMPENSATION

      On December 8, 1997, the stockholders approved a stock option plan authorizing options for 300,000 shares of the Company's common stock. Under the terms of the plan, the exercise price of non-qualified options will be the lesser of the book value per share of the common stock as of the end of the Company's fiscal year immediately preceding the date of such grant or 50 percent of the fair market value per share of the common stock on the date of such grant. For incentive stock options, the exercise price shall not be less than fair market value per share at the date of such grant. Options shall expire on the date specified by the Board but not more than ten years from the date of grant for non-qualified and incentive stock options. At December 31, 1997, there were no options granted under the stock plan. See Note 16.

      The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". SFAS 123 establishes standards of financial accounting and reporting for stock-based compensation plans including stock option plans, stock purchase plans and other arrangements by which employees or other related parties receive shares of stock or equity instruments based on the market value of an entity's stock. The Company has elected to account for employee stock plans using the intrinsic value method.

      On November 14, 1996, the Company granted an option to purchase 33,333 shares at an exercise price of $1.32 per share, to a consultant providing advisory services to the Company. At that date, the market price was $2.82. The option is exercisable at any time after January 2, 1997, and on or before January 2, 2000. Consulting expense of $49,750 has been recognized in the year ending December 31, 1996.

      The fair value of the Company's stock options used is the estimated present value at grant date using the Black Scholes pricing model with the following assumptions for 1996: a risk free interest rate of 5.58 percent, no estimated dividend yield, an expected volatility of 24 percent and an expected holding period of three years.

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

15. EMPLOYMENT AGREEMENTS

      Effective January 1, 1997, the Compensation Committee of the Board of Directors reduced the base salary of the Vice President to $77,900 and the base salary of the President to $21,150 for 1997, only. The officers' employment agreements permit the Board to increase, but not decrease, the base salaries of the officers during the remaining four year terms of the contracts. The Board or Compensation Committee, in their sole discretion, may award bonuses to the officers. The amended agreements include provisions for additional compensation payable to the officers in the event of termination of employment without cause, or upon change of control of the Company.

16. SUBSEQUENT EVENTS

      REFINANCE OF NOTE PAYABLE

      On March 3, 1998, the Company accepted a commitment letter from a commercial entity to obtain a loan of $1,900,000 to refinance an outstanding note payable of $900,000 as of December 31, 1997. The commitment letter, which is valid until April 20, 1998, calls for a ten year term and 20 year amortization schedule and is to be collateralized by a first deed of trust on the office and manufacturing facility in Dulles, Virginia, as well as assignment of all tenant occupancy leases. The commitment also provides for monthly payments of principal and interest of $15,306, including interest at 7.5 percent per annum, with the remaining principal due at maturity. If the loan is prepaid in full before the first five years of the loan, the Company will be subject to certain prepayment premiums computed as a percent of the unpaid balance.

      STOCK COMPENSATION

      On January 28, 1998, at a special meeting of the Board of Directors, options to purchase common stock were granted to officers and employees of the Company with an exercise price of $2.50. Also at the meeting, common stock options were granted to directors of the Company. All options granted expire January 28, 2000. Compensation expense for the directors' options granted using the Black Scholes pricing model is approximately $36,500 with the following assumptions: a risk-free interest rate of 5.63 percent, no estimated dividend yield, an expected volatility of 36 percent and an expected holding period of two years. No compensation expense is recognized for the employee options granted, which are valued using the intrinsic value method. However, for disclosure purposes, compensation expense would be $36,500 for the employee common stock options.

ITEM 8 CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 9  DIRECTORS AND EXECUTIVE OFFICERS

     The executive officers and directors of the Company are listed in the table below and brief summaries of their business experience and certain other information with respect to them are set forth thereafter.


     NAME                   AGE             POSITION

Oliver L. North...........   54   Chairman of the Board, President and Secretary
Joseph F. Fernandez.......   61   Director, Vice President and Treasurer
Travis Y Green............   42   Director
Herbert M. Jacobi.........   53   Director
Hugh Sawyer...............   46   Director
John C. Power.............   35   Director
Stephen G. Calandrella....   38   Director

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

     Travis Y Green has been a Director since inception. He holds a Masters in International Business Studies from the University of South Carolina, and he graduated with a Bachelors Degree in Business Administration from Emory University. Mr. Green was an Account Executive at Dresdner Bank AG, in New York in 1978, and continued his financial career at the Wall Street firm of Brown
Brothers Harriman & Co. for 10 years from 1982 through 1992. In 1993, he established the investment banking firm of Green, Morris & Associates in Atlanta, Georgia where he serves as President.

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

                          EXECUTIVE COMPENSATION TABLE

                                Annual Compensation                   Long Term Compensation
                            ---------------------------           ----------------------------------

Name                     Year                                        Restricted       Restricted
Principal                Ended                       Other           Stock     Options  LTIF      All other
Other Position           December Salary      Bonus  Compensation    Awards    SARA     Payouts   Compensations
-----------------------  -------- -------     -----  ------------    ------    ----     -------   -------------
Oliver L. North          1997      $ 16,014     --     --              --        --      --         (1)
President and
  Secretary              1996      $113,740     --     --              --        --      --         (1)

Joseph F. Fernandez      1997      $ 72,849     --     --              --        --      --         (1)
Vice President
and Treasurer            1996      $117,074     --     --              --        --      --         (1)

(1) Contributed services for Oliver L. North and Joseph F. Fernandez for 1997 and 1996 that were recorded as additional paid-in capital were nil and $37,500, respectively, for both years. No shares were issued in exchange for the contributed services.

EMPLOYMENT CONTRACTS

     Oliver L. North and Joseph F. Fernandez executed employment contracts with the Company effective May 31, 1996. The contracts are for a four (4) year term with compensation at a rate of $150,000 for the first year of the term, subject to increases as determined by the Board of Directors, plus fringe benefits including health insurance.

Effective  January 1, 1997, the employment  agreements of the President and Vice
President were amended to reduce the base salaries payable to each to $77,900 for 1997, only. Subsequently, the Compensation Committee reduced the base salary of the President to $21,150 for 1997 only. The agreements permit the Board to increase, but not decrease, the base salaries of the officers during the remaining terms of the contracts. The Board or Compensation Committee, in their sole discretion, may award bonuses to the officers. The amended agreements include provisions for additional compensation payable to the officers in the event of termination of employment without cause, or upon change of control of the Company.

     Oliver L. North, President, devotes approximately three (3) hours per day to a radio program of which he is the host during which program Mr. North is not at the Company's offices. Nonetheless, the Company believes that Mr. North devotes a full business day to the Company's affairs.

ITEM 11         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of March 31, 1998 with respect to the beneficial ownership of shares of Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) each executive officer named in the Summary Compensation Table appearing below under "Executive Compensation", and (iv) all executive officers and directors as a group. Except as indicated in the footnotes to the table, persons named in the table have sole voting and investment power with respect to all shares of Common Stock which they respectively own beneficially.




         Name and Address               Number of Shares       Percent
         of Beneficial Owner          Beneficially Owned*     of Class*
         ---------------------------------------------------  ---------

         Oliver L. North (1)                  157,990           14.2%
         Rt. 1, Box 560
         Bluemont, VA  20135

         Joseph F. Fernandez (2)               94,350            8.5%
         9542 Whitecedar Court
         Vienna, VA  22180

         Travis Y. Green                        3,700            0.3%
         Lenox Towers, Suite 625
         3400 Peachtree Road NE
         Atlanta, GA  30326

         John C. Power (3)                    103,100            9.3%
         Redwood MicroCap Fund, Inc.
         7518 Elbow Bend Road
         Carefree, AZ  85377

         Stephen G. Calandrella (4)           400,366           32.0%
         Rockies Fund
         4465 Northpark Drive, Suite 400
         Colorado Springs, CO  80907

         Herbert M. Jacobi                          0            0.0%
         8 West 38th Street
         New York, NY  10018

         Hugh E. Sawyer                         1,000            0.1%
         3800 Falls Landing Drive
         Alpharetta, GA  30202

         Name and Address               Number of Shares        Percent
         of Beneficial Owner            Beneficially Owned*   of Class*
         -------------------            --------------------  -----------

         All Events Consulting Inc.(5)        150,000           12.4%
         7 Hampton Street
         Hauppauge, NY  11787

         Helmsley Finance Ltd.(6)             100,001            8.5%
         39 Dan St. Jersey
         Channel Island
         JFU 8 UA

         Michael Iovino(7)                     60,000            5.2%
         2530 4th Avenue
         East Meadow, NY  11554

         John Magliocco (8)                    75,000            6.4%
         14 Applegreen Drive
         Westbury, NY  11568

         M.D. Iabbah (9)                       75,000            6.4%
         708 Greenwich St
         Apt 5C, New York
         NY  10014

         All Officers and Directors
         as a Group (7 persons)               760,506           60.8%



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

(1) All of the shares of Mr. North have been donated to various trusts created for the benefit of Mr. North's family. Though Mr. North is not one of the beneficiaries of such trusts, he continues to maintain voting control over all shares.

(2) All of the shares of Mr. Fernandez have been gifted to Mr. Fernandez' children, however, Mr. Fernandez continues to retain voting control over all shares.

(3)  Redwood  MicroCap  Fund,  Inc. a company  registered  under the  Investment
     Company Act of 1940 purchased 103,200 shares of Common Stock in March, 1997. John C. Power, President of the Fund, was appointed to the Board of Directors of the Company on March 4, 1997.

(4) The Rockies Fund, Inc., a company registered under the Investment Company Act of 1940, purchased in a series of transactions in February and March, 1997, 103,867 shares of Common Stock and 137,000 Common Stock purchase Warrants. Stephen G. Calandrella, President of the Fund, was appointed to the Board of Directors of the Company on March 4, 1997.

(5) All Events Consulting, Inc. ("All Events") is a company engaged in the promotion of events. Vincent Caruso is the principal beneficial owner of the Company. All Events is the beneficial owner of 50,000 shares of Common Stock and 100,000 Warrants, each to purchase one share of Common Stock.

(6) Helmsley Finance Limited ("Helmsley") is a British Virgin Island company engaged in providing financial investment services. Charles HNE Wilson is the principal beneficial owner of Helmsley. Helmsley is the beneficial owner of 33,334 shares of Common Stock and 66,667 Warrants, each to purchase one share of Common Stock.

(7) Michael Iovino is the beneficial owner of 20,000 shares of Common Stock and 40,000 Warrants, each to purchase one share of Common Stock.

(8) John Magliocco is the beneficial owner of 25,000 shares of Common Stock and 50,000 Warrants, each to purchase one share of Common Stock.

(9) M.D. Iabba is the beneficial owner of 25,000 shares of Common Stock and 50,000 Warrants, each to purchase one share of Common Stock.


ITEM 12         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13         EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits





             Exhibit
             Number   Description
             -------  ---------------------------------------------

             3.1      Certificate of Incorporation of the Company.*

             3.2      Bylaws of the Company.*

             4.1      Form of Common Stock Certificate.*

             4.2      Form of Warrant.*

            10.1      Employment Agreement between the Company and
                      Oliver L. North.**

            10.2 Employment Agreement between the Company and Joseph F. Fernandez.**

            10.3      Revolving Line of Credit Agreement dated
                      December 7, 1995 among the Company, Creditanstalt Corporate Finance, Inc., and Oliver L. North, as Guarantor.**

            10.4 Promissory Note dated December 7, 1995 from the Company to Creditanstalt Corporate Finance, Inc.**

            10.5 Guaranty dated December 7, 1995 from Oliver L. North to Creditanstalt Corporate Finance, Inc.**

10.6 Amendment dated November 26, 1996 relating to Revolving Loan of Credit Agreement among the Company, Creditanstalt Corporate Finance, Inc. and Oliver L. North, as Guarantor.**

10.7 Margin Agreement dated June 24, 1996 between the Company and Pershing, Division of Donaldson, Lufkin & Jenrette Securities Corporation.**

10.8   Promissory Note dated February 7, 1997 from the Company to Dashco, Inc.**

10.9 Deed of Trust between the Company and Marc A. Busman and Rosalyn R. Busman, Trustees.**

10.10 Deed of Lease dated January 23, 1997 between the Company, as Landlord, and Freedom Alliance, as Tenant.**

10.11 Letter re: Line of Credit facility between the Company and Adler Financial Group.**

10.12 Letter re: Loan commitment between the Company and The Baltimore Life Insurance Company/Life of Maryland, Inc.

11     Statement re: Computation of Per Share Earnings.

23     Consent of Thompson, Greenspon & Co., P.C.

27     Financial Data Schedule

--------------------------------

* Filed as an Exhibit to the Company's Registration Statement on Form SB-2 dated March 22, 1996 (Reg. No. 333-2712-NY) and incorporated herein by reference.

** Filed as an Exhibit to the Company's 1996 Form 10-KSB dated April 15, 1997 and incorporated herein by reference.


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                                  (Registrant)

Date:  March 31, 1998                 By: /s/ Joseph F. Fernandez
                                         ---------------------------
                                             Joseph F. Fernandez
                                             Vice President

     In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Oliver L. North                         Date:  March 31, 1998
    ---------------------------------------
     Oliver L. North
       President (Principal Executive
     Officer) and Director

By: /s/ Joseph F. Fernandez                     Date:  March 31, 1998
    ---------------------------------------
     Joseph F. Fernandez
       Vice President and Treasurer
     (Principal Accounting and Financial
     Officer) and Director

By: /s/ Travis Y. Green                         Date:  March 31, 1998
    ---------------------------------------
     Travis Y. Green
     Director

By: /s/ Herbert M. Jacobi                       Date:  March 31, 1998
    ---------------------------------------
     Herbert M. Jacobi
     Director

By:  /s/ Hugh E. Sawyer                         Date:  March 31, 1998
     --------------------------------------
     Hugh E. Sawyer
     Director

By: /s/ John C. Power                           Date:  March 31, 1998
    ---------------------------------------
     John C. Power
     Director

By:  /s/ Stephen G. Calandrella                 Date:  March 31, 1998
     --------------------------------------
     Stephen G. Calandrella
     Director

                                                                   Exhibit 10.12

                         STATEMENT RE: LOAN COMMITMENT


                              GUARDIAN TECHNOLOGIES
                                  INTERNATI0NAL
                             The Life-Saving Company

                                  March 3, 1998


Baltimore Life Insurance Co./Life of Maryland, Inc.
10075 Red Run Boulevard
P.O. Box 1050
Owings Mills, Maryland 21117-6050

         Re:      33,715 Ft.  Office/Industrial Building
         Dulles, Virginia
         Guardian Technologies, Intl., Inc., Borrower

Gentlemen:

         This letter serves as an amendment to the commitment letter dated February 23, 1998, In regard to the above captioned matter ("Commitment"). It is agreed by the parties that this letter shall become an integral part of the Commitment and shall modify certain terms as provided below.

         1. Page 4 of Commitment, Item 9 - Notwithstanding anything to the contrary, the parties agree that the loan documents shall contain a provision that Lender shall provide the Borrower with written notice of non-monetary defaults and provide a ten (1O) day grace period for monetary defaults and a thirty (30) day grace period for nonmonetary defaults.

         2. Page 4 of Commitment, Item C(2) - Notwithstanding anything to the contrary, Lender's approval shall not be necessary for any individual lease that represents less than twenty percent (20'/o) of the net rentable square footage of the building or twenty percent (20%) of the annual rental income.

         3. Page 8 of Commitment, Item D - The parties acknowledge that the cost for the retention of local counsel is included in the estimated $6,000.00 legal fees provided on page 10, item C(2) of the Commitment.

         4. Page 8 of Commitment, Item G(l) - Notwithstanding anything to the contrary, the Lender shall not exercise it's option to apply the insurance proceeds to reduce the Loan, provided that the insurance proceeds are $500,000.00 or less.

         5. Pages 9 and 10 of the Commitment, Item A(2) - Notwithstanding anything to the contrary, the parties agree that in the event the Loan is not closed due to Lender's fault, the Borrower shall not be obligated to pay such fees and expenses.

Baltimore Life Insurance Co./Life of Maryland, Inc.
Page 2




         6. Page 3 of the Commitment, Item H(l) - Notwithstanding anything to the contrary, the parties agree that the time period for providing a sworn itemized statement of gross annual income and expenditures, as well as audited financial statements of Guardian Technologies International, Inc. shall be extended to no later than ninety (90)days after the end of its fiscal year. This amendment shall be reflected in the loan documents.

         7. All other terms and conditions of the Commitment shall remain unchanged.

                                Very truly yours,


                             GUARDIAN TECHNOLOGIES
                               INTERNATIONAL, INC.


ACCEPTED:

GUARDIAN TECHNOLOGIES
INTERNATIONAL


                                  (SEAL)      Date:




THE BALTIMORE LIFE INSURANCE
COMPANY/LIFE OF MARYLAND, INC.



By:                               (SEAL)       Date:

William D. Ward, CFA, FLMI
                                 Vice President
                                   Investments

                                 BALTIMORE LIFE
                                LIFE OF MARYLAND

February 23, 1998



Guardian Technologies International, Inc,
c/o Elizabeth A. Kraft
Smithy Braedon
1150 Connecticut Avenue, N.W., Suite 300
Washington, D.C. 20036

RE:        33,715 Ft.2 Office/Industrial Building
           Dulles, Virginia
           Guardian Technologies Intl., Inc., Borrower

Gentlemen:

Your application of December 12, 1997 for a first mortgage loan secured by property described in Section 11 has been approved by The Baltimore Life Insurance Company and Life of Maryland, Inc., either or both of which shall be the "Lender." Upon your returning an executed copy of this letter, constituting an acceptance hereof, to the Lender by the Commitment Acceptance Deadline of March 2, 1998, the Lender will make a first mortgage loan ("Loan") to the above named "Borrower" (and no other) subject to the following provisions, terms, and conditions:

SECTION 1. LOAN TERMS AND CONDITIONS:

A.  AMOUNT:  $1,900,000

B.  INTEREST RATE:  7.5% per annum

C.  TERM OF LOAN:  1O years

D. REPAYMENT: Amortization shall be on a 20-year basis. The Loan is to be repaid in 120 monthly installments; the first 119 shall be in the amount of $15,306.27 each, including principal and interest, commencing the first day of the second month following funding of the Loan to the Borrower, and the final payment shall be for the unpaid balance of principal, estimated to be $1,289,473, plus interest thereon. Interest for the period from date of disbursement of the Loan to the first day of the next succeeding month will be due and payable upon disbursement.

E. PREPAYMENT: The Borrower is given the privilege of prepaying the Loan in full after the first five Loan years on any interest payment date, provided the Borrower has given the Lender sixty days' prior written notice of Borrower's intention to so prepay the Loan. Such prepayment, however, shall be accompanied by a prepayment premium computed as a percent of the unpaid principal balance of the Loan. If the Loan is prepaid during the sixth Loan year, said prepayment premium shall be at the rate of 5%, which premium shall reduce at the rate of 1% per year to 2% in the ninth year. (Loan year shall be calculated from the first day of the first month succeeding funding of the Loan to Borrower.) No prepayment premium shall be required thereafter. Except as above provided, Borrower agrees that the Loan may not be otherwise prepaid.

F. ESCROW DEPOSITS: The Borrower shall pay concurrently with each installment of principal and interest payable on the Note a deposit in an amount as in the Lender's discretion will enable the Lender to pay (out of monies so paid to the Lender) at least thirty days before due all taxes, assessments, hazard insurance premiums, and similar charges affecting the Security. At closing a deposit will be made in an amount sufficient to cover the necessary accrued tax and insurance expenses. No interest or other compensation shall be paid by Lender to Borrower on the funds so held and accumulated, and Lender shall in no way act as Borrower's agent for the payment of said items.

G. NON-ALIENATION: The property cannot be sold subject to this Loan without Lender's written approval. The Loan documents will provide that upon Lender's review of and written approval of the prospective purchaser, terms of the sale, and sale price itself, and upon receipt of payment of I% of the then outstanding loan balance, the Lender will permit the property to be sold subject to the Loan. In reviewing the prospective purchaser, Lender shall specifically judge its experience in development and management of office/industrial space in the greater Washington, D.C. market and its financial condition. Beyond that, no successive owner shall have any right or privilege to transfer the ownership of the property subject to the Loan.

    If the property is sold without the consent of Baltimore Life prior to the fifth Loan year, the Loan must be prepaid at the greater of either the prepayment penalty (5% if during the closed period) or a "makewhole premium." The make-whole premium is determined as follows:

    1. At the time of notification of a pending sale, Lender will select a U.S. Treasury "primary" issue with a similar weighted average maturity as this Loan. In the event there is no market activity involving the primary issue at the time of notification, Lender will choose a comparable Treasury bond, note, or bill ("secondary" issue) which Lender deems to be similar to the primary issue's characteristics (i.e., rate, remaining time to maturity, yield). The yield on the selected issue published two weeks prior to the date of prepayment shall determine the "reinvestment yield."

    2. The "present value of the mortgage" is determined by discounting all payments of principal and interest required under the Note at the reinvestment yield for the number of months remaining from the date of impending prepayment to the maturity date.

    3. The amount by which the present value of the mortgage exceeds the amount of principal and interest required to repay the Loan without penalty is the differential. If the differential is positive, it represents the make-whole premium. If the differential is zero or negative, the makewhole premium is zero.

H. COVENANTS BY BORROWER: In addition to the foregoing Loan terms and the standard mortgage covenants, the Security documents must provide the following covenants by the Borrower:

    1. That a sworn itemized statement of gross annual income and expenditures reflecting in detail the operations of the Security will be famished each year by the Borrower to the Lender within sixty days after the end of the Borrower's federal tax year. Upon default, Lender will have unrestricted right, at Borrower's expense, to require full audit of Borrower's books. Lender reserves the right to request the use of a standard format. If the Borrower fails to comply with this covenant, Lender may, at Borrower's expense, commission a real estate appraiser to reappraise the property.

       Also,   audited   financial    statements   of   Guardian    Technologies
       International, Inc. shall be submitted within sixty days after the end of its fiscal year.

    2. That no adverse material changes in the terms of the leases referred to in this Commitment will be made without the consent of the Lender, and that rent will be collected only as it accrues, and not in advance thereof.

    3. That condemnation awards not used to restore the property, if any, are to be applied to reduce the mortgage loan balance at the option of the Mortgagee.

    4. That secondary liens will not be attached to the Security.

    5. That no operating equipment or other personal property in which Lender has a security interest will be sold, assigned, or encumbered except under written authority from the Lender or unless disposed of in the ordinary course of business and replaced by items of at least comparable quality and value, free and clear of all liens or title retention devices.

    6. That there will be maintained in effect upon the Security insurance against loss or damage by such hazards by such insurers in such amounts of such types and containing such provisions as Lender may specify.

    7. That the Borrower will comply with any and all federal, state, or local legislation, rules, and regulations relating to environmental protection, including, but not limited to, the Comprehensive Environmental Response, Compensation, and Liability Act of 19000 ("CERCLA"), as amended by the Superfund Amendments and Reauthorization Act of 1986, and such other legislation, rules, and regulations as are in, or may come into, effect and apply to the Borrower, the Lender, the transactions contemplated hereby, or the collateral or any occupancy users thereof, whether as lessees, tenants, licensees, or otherwise.

    8. That the Borrower shall comply with all requirements of the ADA (Americans with Disabilities Act) as they apply and shall indemnify and hold Lender harmless against any and all claims, costs, or expenses relating to the requirements of the Act.

    9. That if any sum required under the terms of the Note or Deed of Trust/Mortgage is not received within ten days from its due date by the Lender, a late charge of 5% of the total payment must be paid to the Lender.

   10. That if the Loan be accelerated either because of default or because of maturity of the debt, or if the Lender shall have expended its funds in the protection or perfection of the Loan security, then, in the event of acceleration, the entire unpaid principal balance (and in event of Lender's advancing funds, those funds advanced) shall be subject to and shall earn the Default Rate of Interest, which is 12.5%.


SECTION II.  SECURITY FOR THE LOAN:

A. REAL PROPERTY: The Loan is to be secured by a first and valid lien on the entire fee simple interest and rights appurtenant thereto in certain real estate located at 22570 Markey Court, Dulles, Virginia, containing 2.02 acres of land together with improvements to include a two-level office/industrial building constructed of masonry and steel containing 33,715 square feet of leasable area, together with all other improvements now thereon or hereafter erected thereon, which Security is more fully described in the appraisal dated January 30,1998, by Thomas E. Reed, SRA, hereinafter the "Appraisal." Final legal description of the encumbered property shall be satisfactory to Lender.

B. PERSONAL PROPERTY AND FIXTURES: Lender shall require a first lien on all personal property or fixtures which are owned by the Borrower and are used in the operation and enjoyment of the Security, which items of personal property and fixtures may now or hereafter be installed or infixed in the Security.

C.  LEASES:

    1. The Lender will be given a general assignment of all rents, issues, and profits issuing from the property.

    2. The Lender is to be given specific assignment of the occupancy leases, which are to be approved by Lender and so acknowledged in writing. Approval shall be conditioned upon:

       a.  The leases becoming operative;
       b.  Satisfactory  ratification  of the leases by the tenants;
       c.  Assignment of all leases to Lender;

       d. Unconditional subordination of all leasing commissions to the Lender's position;
       e. All leases being arm's length leases;
       f. All leases containing landlord/tenant obligations as are reflected in the Appraisal.
       g. Each lease being inferior or superior, at Lender's option, to the lien of the Loan. Non-disturbance, subordination and attornment agreements shall be required of all tenants as applicable.

         Tenant                 Square Feet   Annual Rent    Expiration

    D. A. Bryant, P.C.             4,774       $ 62,157        1/31/04
    North American Enterprises       160          2,259        1/01/04
    Freedom Alliance               2,954         37,457        1/31/04
    Software AG (Upper Level)      1,189         16,646        1/31/03
    Software AG (Lower Level)      9,746         58,476        1/31/03

D. LIABILITY FOR THE DEBT: The Loan will be made with full liability for the debt. Furthermore, the Borrower/Indemnitor shall indemnify and hold Lender harmless from any and all liability or costs arising from the application or violation of any or all federal, state, or local legislation, rules, or regulations relating to environmental protection, including, but not limited to, Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), as amended by the Superfund Amendments and Reauthorization Act of 1986, and as well shall indemnify and hold Lender harmless from any liability or costs arising from regulations or violation of regulations of the Americans with Disabilities Act.

    Moreover, in the event of Loan default so declared by Lender, the Borrower/Indemnitor shall indemnify and hold Lender harmless from all costs or liability arising from:

    1. The commission, without limitation, of fraud or misrepresentation made in connection with the application for or the closing of the Loan or the modification of the Loan.

    2. Misappropriation or misapplication of funds associated with or generated by the property or failure to apply the funds in accordance with the provision of the Loan documents, including, but not limited to, lease security deposits and prepaid rents, casualty insurance proceeds, condemnation awards, judgments, settlements, or bankruptcy claims for unpaid rent and gross revenues from the property not applied to the payment of expenses of owning and operating the property, including real estate taxes, debt service, and other expenditures required by the Loan documents.

    3. Loss in connection with the property to the extent not covered by insurance policies required by the Loan documents.

    4. Waste in connection with the property.

    5. Removal from the property of any personal property in violation of the Loan documents.

    6. Forfeiture of the property or any part thereof or interest therein under any applicable law.

    7. Payment by holder of any recording, transfer, gains, or any other transaction specific taxes, fees, or charges assessed in connection with making, modifying, or foreclosing the Loan, bankruptcy proceedings affecting the Loan, or the delivery of a deed in lieu of foreclosure or equivalent and holder's attorneys' fees incurred in connection with the enforcement of holder's rights, remedies, or recourse under the Loan documents after default.

    8. Terminations, cancellations, or adverse material modifications of any lease for the property or space within the property without the prior written consent of holder as provided pursuant to the Deed of Trust.

    9. Transfers of the property or interest therein or creation of any liens against the property in violation of the provisions of the Deed of Trust.


SECTION 111. FUNDING CONDITIONS: Loan closing shall be scheduled after the following conditions have been met or the requirements therefor waived by Lender, at its sole option, in writing. Unless Borrower expressly undertakes, at Borrower's sole cost and expense, the performances herein required AND until Borrower fully complies, to Lender's satisfaction, with all conditions hereof, Lender shall have no obligation to fund. Time is of the essence in the satisfaction of the requirements hereof.

A. CERTIFICATION OF COMPLIANCE WITH LAWS AND REGULATIONS: The Lender will require certificates from the appropriate authorities reciting that the improvements comply with all building laws and codes and that the property conforms to zoning requirements. In connection with this requirement. certificates of occupancy for each tenant or copies thereof will suffice as to compliance with building laws and codes. The required engineer's survey can contain the zoning certification.

B.  ARCHITECTURAL/ENGINEER'S REPORTS: Receipt by Lender of a satisfactory:

    1. ASTM Industry Level, Phase I Environmental Site Assessment, to include a Historic Review, Regulatory Review, Site Inspection, and a Report of Findings.

    2. ADA Compliance Survey.

    3. Architect/Engineer's report prepared by a licensed and insured architect/engineer stating that after appropriate inspection he/she finds the condition of the improvements, including the roof and structural members, to be sound; that the mechanical and electrical systems are in good working order; and all improvements have been properly maintained. Any and all deferred maintenance shall be recorded in the report.

C. SURVEY: Receipt by Lender of an engineer's survey, certified by a registered surveyor, showing no statement of facts objectionable to Lender, and certifying that the surveyor is covered by errors and omissions insurance. Such survey shall contain the following information:

    1. The legal description must appear on the face of the survey. All courses and distances referred to in the legal description of the property and all appurtenant easements benefiting the property as shown on the title report or title policy must be shown.

    2. Location of all rights of way, any water courses, drains, sewers, utility easements, driveways, or roads crossing the property and all other Schedule B Title Policy exceptions, all by liber and folio number. If a Schedule B Title exception is not locatable, a marginal statement to that effect should be shown.

    3. Names of streets with the statement as to whether same have been dedicated and accepted for public maintenance, and, if so, by what state, political subdivision, or agency. Widths of streets and places of access from the property should also be shown.

    4. Location of nearest public sewer, storm sewer, and water; and, in addition, location of nearest gas and electricity.

    5. All buildings and other improvements on the property must be shown with the dimensions in relation to lot and building lines. If deed restrictions, recorded plats, or zoning ordinances require a building or other improvements to be set back specified distances from street or property line, the survey must show measured distances from said building or other improvements to said line.

    6. Show acreage, together with total square footage, of on-site paved parking area and drives and the total number of parking spaces, specifying those designated for handicapped use.

    7. If survey comprises several parcels, show interior lines and facts sufficient to insure contiguity. All parcels should be shown on one sheet.

    8. Show whether property lies in an area having flood or mudslide hazard under Flood Disaster Protection Act of 1973.

    9. All surveys must show the political subdivision and such other notations as will accurately describe the property surveyed. The Certificate must be dated as of the date the survey was made and signed and sealed by the surveyor. The Certificate shall state as follows: "I hereby certify to Lender that: the survey was actually made on the ground and is correct; that all rights of way, building restriction lines, easements, and other matters of record have, to the extent capable of being shown, been delineated hereon; that the lines were established by a transit tape survey; and that, except as shown hereon (i) there are no encroachments of a building or other improvements either way across property lines, and (ii) all setbacks are in conformity with current zoning laws and regulations."

D. DOCUMENTATION. Delivery and assignment to Lender of executed Note and Security Documents, to include: First Mortgage/Deed of Trust on the security, Security Agreement and Financing Statements, Assignment of Rents, Indemnification Agreements and other Loan documents required herein, all to be in form and content satisfactory to Lender in its sole discretion.

    At Borrower's expense, Lender shall retain local counsel who will draft the necessary Security Documents and close the Loan on behalf of Lender, and represent Lender at closing of the Loan.

    The Lender shall require the opinion of Borrower's counsel as to the validity and sufficiency of each and every document evidencing the Loan and the Security therefor or incident thereto. Such opinion shall be at the expense of Borrower.

E. MORTGAGEE TITLE INSURANCE: Issuance and delivery to Lender of a mortgagee's policy of title insurance (ALTA Standard Loan Policy - 1992) by a title insurance company acceptable to Lender, in an amount equal to the Loan, showing good title to the land and improvements and related easements, if any, in the Borrower, and the Mortgage/Deed of Trust to be a first lien thereon with only such exceptions in the coverage as are expressly approved by Lender. The policy shall include an endorsement eliminating the usury coverage exception. In the event the Loan is advanced at more than one closing, the title policy will be extended each time to cover the additional advances to be made.

F. PERSONAL PROPERTY: Delivery to Lender evidence of full payment for personal property in which Lender has a security interest.

G. INSURANCE: The Borrower shall have furnished the following insurance coverage:

    1. Fire insurance with extended coverage and vandalism and malicious mischief endorsements, with standard form of mortgagee clause in favor of the Lender in form and amount satisfactory to Lender, Coverage must be on a replacement cost basis, and if co-insurance is a part of the coverage, the amount of the policy must satisfy the co-insurance requirements regardless of the amount of the Loan. In the event of an insured loss, the Lender may, at its option, apply said loss proceeds to reduction of the Loan, or release said funds to restore the Security. If said loss proceeds are used for restoration, Lender shall hold said proceeds in escrow until the required restoration has been completed to Lender's satisfaction, and then to be released when and if the Loan and/or leases are not in default. The above policy or policies must contain a waiver of subrogation of the debt under a standard mortgagee clause.

    2. Liability insurance in amounts satisfactory to Lender, but in no event less than required by the terms of the lease, if any.

    3. Rental insurance providing for payment of rent for a period of not less than six months after the date of damage or destruction of the premises, if same are leased.

    4. Such other insurance as shall be required by provisions of the leases, if any.

    All insurance policies shall provide for not less than ten days' prior written notice to Lender of any cancellation or amendment of such insurance. All insurance shall be in form and with companies satisfactory to Lender. Original policies shall be submitted to Lender for examination not less than thirty days prior to closing.

H. REAL ESTATE TAX ASSESSMENT: The Borrower shall have furnished a copy of the most recent real estate tax assessment notice for the real estate securing this Loan.

I. COMMERCIAL LOAN: Borrower warrants to Lender that the Loan is for the purpose of business or commercial investment, and Borrower further warrants that all Loan proceeds aforesaid shall be used for said commercial investment purpose.

J. AUTHORITY OF BORROWER: Receipt by Lender of such certificates and other documents as Lender may require to show Borrower's corporate authority with respect to the transaction contemplated by this Commitment, including: (1) Articles of Incorporation and Amendments thereto and By-Laws; (2) Resolution of the Board of Directors; (3) an original Certificate of Good Standing issued by the Secretary of State in which the Corporation is domiciled.


SECTION IV. CONDITIONS OF THE COMMITMENT: The validity of this Commitment is subject to the following conditions. It is understood and agreed that time is of the essence as to compliance with all conditions hereof.

A.  ACCEPTANCE:

    1. This Commitment must be accepted by the Borrower/Indemnitor and returned to Lender, along with any fees required by Section IV-C, by the Commitment Acceptance Deadline.

    2. Your acceptance of this Commitment shall constitute your unconditional agreement to pay all fees, expenses, and charges with respect to the Loan or its making or transfer to Lender, or in any way connected therewith, including, without limiting the generality thereto, the fees and expenses of local counsel (should local counsel be employed), counsel, title insurance, survey costs, environmental assessments, ADA surveys, appraisal fees, recording and filing fees, mortgage taxes, documentary stamp taxes, transfer taxes, and any other taxes, fees, and expenses payable in connection with this transaction. Lender shall not be required to pay any premium or other charge or any brokerage fee or commission or similar compensation in connection with this transaction; and by Borrower's acceptance of this Commitment, Borrower agrees to defend, indemnify, and hold Lender harmless against and from any and all claims for any fees, charges, commissions, taxes, and compensation in connection with the Loan or its making or transfer to Lender, or in any way connected therewith. This provision shall apply whether or not the Loan is ever closed.

B. EXPIRATION: The date of this Commitment is February 23, 1998. The Expiration Date of this Commitment is April 20, 1998. This Commitment requires that the Loan herein committed be closed and put to record prior to the expiration date. Unless a written extension agreement is executed by the Lender and Borrower, Lender's obligations herein shall no longer exist after this Commitment Expiration Date.

C.  FEES:

    1. Lender Fee: Lender acknowledges receipt of $19,000, which fee is in consideration of Lender having processed the application, underwritten the Loan, obtained Finance Committee approval, issued this Commitment letter, and reserving and locking the rate on the funds hereby committed. This fee is fully earned by Lender.

       Upon funding of the Loan  anticipated by the Commitment,  pursuant to the
       terms  of  this  Commitment,   the  Lender  will  refund  $9,500  of  the
       application/commitment fee to you.

       The parties of this transaction agree that the monies so paid do not provide an option to the Borrower of not completing the Loan transaction. It is understood and agreed that such monies are not intended to represent monetary damages to the Lender caused by failure on the part of the Borrower to complete the Loan transaction. Lender specifically reserves any and all rights it may have, in law or in equity, including, but not limited to, specific performance.

    2. Attorneys' Fees: By accepting our Commitment letter, the borrower agrees to pay the legal fee of the Lender's counsel in connection with this transaction, whether or not the transaction closes. The legal fee of Lender's counsel is estimated to be $6,000, plus expenses incurred in connection with the transaction, including, without limitation, search fees, recording and filing fees, courier services, telecopier, telephone and photocopying charges, and postage. This fee is based upon the experience of Venable, Baetjer and Howard with respect to the time spent representing a lending institution in transactions of this type. The fee is subject to change if the time spent on problems encountered exceed those customarily encountered in transactions of this type. A deposit of the estimated legal fee was received with the application letter.

D. ASSIGNMENT: Neither this Commitment nor the Loan proceeds shall be transferable or assignable without prior written consent of the Lender, and without such consent there shall be no right to designate a payee of such Loan proceeds. Any attempted transfer or assignment without such consent shall be void.

E. VOIDANCE OF THE COMMITMENT: Lender retains the option to terminate this Commitment at any time, and its obligation herein shall terminate in the event any one of the following shall occur:

    1. The Borrower, Indemnitor(s), or any lessee consents to a liquidation or composition agreement or arrangement, or in the event any bankruptcy, reorganization, or insolvency proceedings are instituted by or against any such person or entity.

    2. A misrepresentation of the facts upon which this Commitment is based has occurred, to include, but not limited to, the income and expenses of the real property, the physical characteristics of the improvements, the financial condition of the Borrower, and the occupancy leases.

    3. The Security, or portion thereof, shall have been damaged and not repaired to Lender's satisfaction, taken in condemnation, or other similar proceedings, or in the event any such proceedings be pending.

    4. Any default has occurred or be continuing in the performance of any obligation in the instruments evidencing or securing any loan relating to the proposed Security.

    5. The property is in an area that has been identified by the Secretary of Housing and Urban Development as having special flood or mudslide hazards.

    6. The Phase I Environmental Site Assessment indicates that the site contains or is threatened by any hazardous materials.

F. VALIDATION OF THE COMMITMENT: This Commitment shall not become valid or effective unless signed by Lender, Borrower, and Indenmitor and returned to Lender along with any fee required by IV-C hereof prior to the Commitment Acceptance Deadline.

G. MODIFICATION: This Commitment cannot be changed, discharged, or terminated, but only by an instrument in writing signed by the party against whom enforcement of any change, discharge, or termination is sought.

SECTION V. MISCELLANEOUS:

A. This Commitment letter constitutes the sole, final, and entire agreement and understanding of the parties hereto, and they shall not be bound by any terms, conditions, statements, or representations, oral or written, not contained herein. This Commitment supersedes all prior and contemporaneous agreements, understandings, negotiations, and discussions, whether written or oral. Nothing in this Commitment is intended or shall be construed to confer upon or give any person, other than the parties hereto and their successors and assigns, any rights or remedies under or by reason of this Commitment. This Commitment may be executed in any number of counterparts, each of which shall be deemed an original, all of which taken together shall be deemed to be a single agreement.

B. This Commitment shall be governed by and construed in accordance with the laws of the State of Maryland.

C. No exercise or waiver, in whole or in part, of any right or remedy provided for in this Commitment shall operate as a waiver of any other right or remedy, except as otherwise herein provided. No delay on the part of any party in the exercise of any right or remedy shall operate as a waiver thereof.

D. Whenever any determination is to be made or action is to be taken on a date specified in this Commitment, if such date shall fall upon a Saturday, Sunday, or a state or federal legal holiday, the date for such determination or action shall be extended to the first business day immediately thereafter.

E. Unless the context otherwise requires, whenever used in this Commitment, the singular shall include the plural, the plural shall include the singular, and the masculine gender shall include the neuter or feminine gender and vice versa.

F. All covenants of the parties hereto requiring performance after the closing date hereunder shall not merge into the Loan documents, but shall survive the execution and delivery thereof.

G.  Time shall be of the essence in the performance of this Commitment.

                                Very truly yours,

                                       THE BALTIMORE LIFE INSURANCE COMPANY/
                                                       LIFE OF MARYLAND, INC.



                              By: William D. Ward, Vice President - Investments


             ACCEPTED

             BORROWER-
             GUARDIAN TECHNOlOGIES INTERNATIONAL, INC.


              BY:_____________________________              Dated:

             INDENMITOR:
             GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.


             By:______________________________              Dated:

                                 EXHIBIT INDEX



             Exhibit
             Number   Description
             -------  ---------------------------------------------

             3.1      Certificate of Incorporation of the Company.*

             3.2      Bylaws of the Company.*

             4.1      Form of Common Stock Certificate.*

             4.2      Form of Warrant.*

            10.1      Employment Agreement between the Company and
                      Oliver L. North.**

            10.2 Employment Agreement between the Company and of Joseph F. Fernandez.**

            10.3 Revolving Line of Credit Agreement dated December 7, 1995 among the Company, Creditanstalt Corporate Finance, Inc., and Oliver L. North, as Guarantor.**

            10.4 Promissory Note dated December 7, 1995 from the Company to Creditanstalt Corporate Finance, Inc.**

            10.5 Guaranty dated December 7, 1995 from Oliver L. North to Creditanstalt Corporate Finance, Inc.**

            10.6 Amendment dated November 26, 1996 relating to Revolving Loan of Credit Agreement among the Company,
                      Creditanstalt Corporate Finance, Inc. and
                      Oliver L. North, as Guarantor.**

            10.7 Margin Agreement dated June 24, 1996 between the Company and Pershing, Division of Donaldson, Lufkin & Jenrette Securities Corporation.**

            10.8 Promissory Note dated February 7, 1997 from the Company to Dashco, Inc.**

            10.9 Deed of Trust between the Company and Marc A. Busman and Rosalyn R. Busman, Trustees**

            10.10 Deed of Lease dated January 23, 1997 between the Company, as Landlord, and Freedom Alliance, as Tenant.**

            10.11 Letter re: Line of Credit facility between the Company and Adler Financial Group.**

            10.12     Letter re: Loan Commitment between the Company and
                      The Baltimore Life Insurance Company/Life of Maryland,Inc.

            11        Statement re: Computation of Per Share Earnings.

            23        Consent of Thompson, Greenspon & Co., P.C.

            27        Financial Data Schedule



--------------------------------

* Filed as an Exhibit to the Company's Registration Statement on Form SB-2 dated March 22, 1996 (Reg. No. 333-2712-NY) and incorporated herein by reference.

** Filed as an Exhibit to the Company's 1996 Form 10-KSB dated April 15, 1997 and incorporated herein by reference.

                                                                      Exhibit 11



                STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS





                                                            1997        1996
                                                          ---------   ---------

Primary Earnings Per Share

Net Income                                                ($861,110)  ($953,684)

Shares:
Weighted Average Common
Shares Outstanding                                        1,114,201     994,565

Effect of Shares Issuable Upon Exercise
of Warrants                                                       0           0

Effect of Shares Issuable Upon Exercise
of Options                                                        0           0

Adjusted Common Shares and Equivalents                    1,114,201     994,565

Earnings Per Share - Primary                                 ($0.77)     ($0.96)


Fully Diluted Earnings per Share:

Net Income                                                ($861,110)  ($953,684)

Shares:
Weighted Average Common
Shares Outstanding                                        1,114,201     994,565

Effect of Shares Issuable Upon
Exercise of Warrants                                              0           0

Effect of Shares Issuable Upon Exercise
of Options                                                        0           0

Adjusted Common Shares and Equivalents                    1,114,201     994,565

Earnings Per Share - Fully Diluted                           ($0.77)     ($0.96)

                                                                      EXHIBIT 23

                       CONSENT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Guardian Technologies International, Inc.
Sterling, Virginia

We hereby consent to the use in the Annual Report Form 10 KSB of Guardian Technologies International, Inc., of our report, dated March 3, 1998.


                                     THOMPSON, GREENSPON & CO., P.C.

Fairfax, Virginia
March 27, 1998