Form 10QSB
period 1998-03-31
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 1998-05-14
CIK 873198

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



                                   (Mark One)

                    [X] QUARTERLY REPORT UNDER SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended   March 31, 1998
                                                 ------------------

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

Number of shares of common stock, par value $.001 per share, outstanding at May 14, 1998: 1,114,201
             ------------

Transitional Small Business Disclosure Format (check one): YES      NO  X
                                                               ---     ---

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                                      INDEX





Part I. Financial Information                                              Page

   Item 1. Financial Statements

         Balance Sheets at March 31, 1998 and December 31, 1997              4

         Statements of Income for Three Month Periods Ended
         March 31, 1998 and March 31, 1997.                                  6

         Statements of Cash Flows for Three Month Periods Ended
         March 31, 1998 and March 31, 1997.                                  7

         Notes to Financial Statements                                       8

   Item 2. Management's Discussion and Analysis of Results of Operations    10

Part II. Other Information

   Item 6. Exhibits and Reports on Form 8-K                                 12

Signature                                                                   13

Exhibit 11 - Statement re Computation of Per Share Earnings

Exhibit 27 - Financial Data Schedule

                                     PART I

                              FINANCIAL INFORMATION

                          Item 1. Financial Statements

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                                 BALANCE SHEETS
                      March 31, 1998 and December 31, 1997
                                    Unaudited




                                                       March 31,    December 31,
                                                         1998           1997
ASSETS                                                -----------    -----------

CURRENT ASSETS
  Cash and cash equivalents .......................   $ 1,084,230    $   109,461
  Accounts receivable .............................       161,359        269,425
  Inventories .....................................       349,787        452,335
  Other current assets ............................        47,779         59,088
                                                      -----------    -----------
         Total current assets .....................     1,643,155        890,309
                                                      -----------    -----------

PROPERTY AND EQUIPMENT
  Land ............................................       237,339        237,339
  Building ........................................     2,524,780      2,524,780
  Manufacturing equipment .........................        74,494         74,494
  Office furniture and equipment ..................       118,763        118,763
  Less accumulated depreciation ...................      (189,145)      (166,998)
                                                      -----------    -----------
         Total property and equipment .............     2,766,231      2,788,378
                                                      -----------    -----------

OTHER ASSETS ......................................       118,972         51,185
                                                      -----------    -----------
         Total assets .............................   $ 4,528,358    $ 3,729,872
                                                      ===========    ===========




See Notes to Financial Statements




                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                                 BALANCE SHEETS
                      March 31, 1998 and December 31, 1997
                                  (continued)
                                   Unaudited




                                                                                   March 31,   December 31,
                                                                                     1998          1997
                                                                                  -----------   -----------
LIABILITIES AND STOCKHOLDERS'EQUITY

CURRENT LIABILITIES
  Accounts payable .............................................................  $   365,181   $   337,615
  Current portion of notes payable .............................................      105,511        61,669
  Other current liabilities ....................................................       34,864       124,652
                                                                                  -----------   -----------
         Total current liabilities .............................................      505,556       523,936

LONG TERM PORTION OF NOTES PAYABLE .............................................    1,868,338       927,148
                                                                                  -----------   -----------
         Total liabilities......................................................    2,373,894     1,451,084
                                                                                  -----------   -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.20 par value, 1,000,000 shares
    authorized; no shares issued and outstanding in 1998
    and 1997 ...................................................................           --            --
  Common stock, par value $0.001, 15,000,000 shares
    authorized; 1,114,201 shares issued and outstanding
    in 1998 and 1997 ...........................................................        1,114         1,114
  Additional paid-in capital ...................................................    4,143,924     4,107,424
  Accumulated  deficit  since  December 7, 1995,  (termination of
    S corporation status in which a deficit of $2,320,227 was
    applied against additional paid-in capital) ................................   (1,990,574)   (1,829,750)
                                                                                  -----------   -----------
         Total stockholders' equity ............................................    2,154,464     2,278,788
                                                                                  -----------   -----------
         Total liabilities and stockholders' equity.............................  $ 4,528,358   $ 3,729,872
                                                                                  ===========   ===========


See Notes to Financial Statements

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                              STATEMENTS OF INCOME
                 For the Three Months Ended March 31, 1998 and 1997
                                   Unaudited


                                                        Three Month Periods
                                                          Ended March 31,
                                                    --------------------------

                                                        1998           1997
                                                    -----------    -----------


Net sales .......................................   $   562,022    $   186,573

Cost of goods sold ..............................       483,854        271,288
                                                    -----------    -----------

Gross profit (loss) .............................        78,168        (84,715)

Operating expenses:

  Selling expenses ..............................        40,150         68,227

  General and admin expenses ....................       207,343        201,347
                                                    -----------    -----------

Total operating expenses ........................       247,493        269,574
                                                    -----------    -----------

Operating loss ..................................      (169,325)      (354,289)

Rental Income ...................................        41,799         17,771

Financing (expense) income ......................       (33,298)         2,123
                                                    -----------    -----------

Loss before income taxes ........................      (160,824)      (334,395)

Income taxes ....................................            --             --
                                                    -----------    -----------

Net loss ........................................   $  (160,824)   $  (334,395)
                                                    ===========    ===========


Primary loss per common and common
equivalent shares ...............................   $      (.14)   $      (.30)

Fully diluted loss per common and
common equivalent shares ........................   $      (.14)   $      (.30)

Weighted Average
Shares Outstanding ..............................     1,114,201      1,114,201

No dividends were paid



See Notes to Financial Statements



                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                            STATEMENTS  OF CASH FLOWS
                For the Three months Ended March 31, 1998 and 1997
                                   Unaudited



                                                           March 31,      March 31,
                                                             1998           1997
                                                          -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ............................................   $  (160,824)   $  (334,395)
  Adjustments to reconcile net loss to cash used
  by operating activities:
    Depreciation ......................................        22,148         16,990
    Amortization ......................................         2,049          7,287
    Compensation expense ..............................        36,500

    Change in assets and liabilities:
      (Increase) decrease in accounts receivable ......       108,066        (42,374)
      Decrease in interest receivable .................            --         44,517
      Decrease in inventories .........................       102,548         82,238
      (Increase) decrease in prepaid expenses
        and deposits ..................................       (57,228)        35,707
      Increase (decrease) in accounts payable and
        accrued expenses ..............................        21,999       (528,532)
      (Decrease) in customer deposits .................       (83,000)        (3,999)
                                                          -----------    -----------
      Net cash used in operating activities ...........        (7,742)      (722,561)
                                                          -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of property and equipment ..................            --       (250,089)
  Acquisition of patent rights and certification ......        (1,300)        (3,190)
  Proceeds from redemption of marketable securities ...            --      1,498,760
  Purchase of securities available for sale ...........            --       (996,257)
                                                          -----------    -----------
       Net cash provided by/used in
          investing activities ........................        (1,300)       249,224
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings .................            --      1,230,000
  Principal payments on short-term borrowings .........            --       (546,876)
  Proceeds from long-term borrowings ..................     1,900,000             --
  Principal payments on long-term debt ................      (916,189)       (14,966)
                                                          -----------    -----------
       Net cash provided by financing activities ......       983,811        668,158
                                                          -----------    -----------

Net increase (decrease) in cash and cash equivalents          974,769        194,821

Cash and cash equivalents at beginning of period ......       109,461        114,006
                                                          -----------    -----------
Cash and cash equivalents at end of period ............   $ 1,084,230    $   308,827
                                                          ===========    ===========




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

       Interest .......................................   $    36,611    $    45,932
                                                          ===========    ===========

       Income taxes ...................................   $        --    $        --
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


Note 2     BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures are adequate to make the information presented not misleading, and the financial statements contain all adjustments necessary to present fairly in all material respects the financial position as of March 31, 1998 and December 31, 1997, results of operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.


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


Note 4     GENERAL SERVICES  ADMINISTRATION (GSA) CONTRACT

The Company  negotiated a new contract with the General  Services  Adminstration
(GSA), the purchasing agent for the U.S. Government. On June 1, 1997 the Company began its listing on the new GSA Schedule which allows the Company to market its product lines directly to new federal government and U.S. military customers rather than through a third-party vendor. The Company recorded $236,902 in sales through its contract with the GSA during the first quarter of 1998.


Note 5    INVENTORY

Inventory is comprised of the following as of:

                                          3/31/98    12/31/97
                                        ---------   ---------

                    Raw materials         186,551     352,410
                    Work in progress      111,488       7,497
                    Finished goods         51,748      92,428
                                        ---------   ---------
                                          349,787     452,335
                                        =========   =========

Note 6    STOCK COMPENSATION

On January 28, 1998, at a special meeting of the Board of Directors, options to purchase common stock were granted to officers and employees of the Company with an exercise price of $2.50. Also at the meeting, common stock options were granted to directors of the Company. All options granted expire January 28, 2000. Compensation expense for the directors' options granted using the Black Scholes pricing model is approximately $36,500 with the following assumptions: a risk-free interest rate of 5.63 percent, no estimated dividend yield, an expected volatility of 36 percent and an expected holding period of two years. No compensation expense was recognized for the employee options granted, which are valued using the intrinsic value method. However, for disclosure purposes, compensation expense would be $36,500 for the employee stock options.


Note 7    FACILITIES LEASES

The Company has executed lease agreements with three tenants, effective February 1, 1997 and one tenant effective February 1, 1998 for approximately 18,800 square feet of office space (representing all available space) in the Company's facility located in Dulles, Virginia. The leases are from five to seven years, provide for monthly payments of base rent and operating expenses, and include a 2 to 3.5 percent increase in base rent annually. These leases provide estimated annual rental income of $196,500 which will be sufficient to service the related mortgage on the facility (see Note 8).


Note 8    MORTGAGE NOTE PAYABLE

On March 25, 1998, the Company secured a mortgage on its office and manufacturing facility located in Dulles, Virginia in the amount of $1,900,000. The mortgage provides for monthly payments of principal and interest of $15,306, including interest at a rate of 7.5 percent per annum. The mortgage is being amortized over a twenty year period with a ten year balloon and is collateralized by a first deed of trust on the facility as well as by an assignment of all tenant occupancy leases. The purpose of the mortgage was to payoff an outstanding note payable of $900,000 as of December 31, 1997 bearing interest at a rate of 15 percent per annum as well as to provide approximately $1,000,000 of excess funding which will be available for working capital purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

The following is a discussion of the consolidated financial condition and results of operations of the Company as of and for the two fiscal periods ended March 31, 1998 and 1997. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes related thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 1997.

The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgement based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including but not limited to those discussed herein.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997.

Net sales for the three months ended March 31, 1998 were $562,022 compared to $186,573 for the same period in 1997, an increase of $375,449 or 201%. The increase in sales was primarily attributable to increased sales through the Company's contract with the General Services Administration (GSA) of $236,902 for the three months ended March 31, 1998 compared to nil for the same period in 1997.

The Company's gross profit for the three months ended March 31, 1998 was $78,168 compared to a gross loss of ($84,715) for the same period in 1997. Gross profit increased due to higher production volume associated with large quantity, more "standard fit" orders which resulted in improved labor efficiencies.

Total operating expenses for the three months ended March 31, 1998 were $247,493 compared to $269,574 for the same period in 1997. General and administrative costs for the three months ended March 31, 1998 were $207,343 compared to $201,347 for the same period in 1997, an increase of $5,996 or 3%. Selling expenses for the three months ended March 31, 1998 were $40,150 compared to $68,227 for the same period in 1997, a decrease of $28,077 or 41%. The decrease was primarily attributable to a decrease in sales consultant costs of $14,465 and a decrease in advertising and promotion of $13,057.

Rental income for the three months ended March 31, 1998 was $41,799 compared to $17,771 for the same period in 1997, an increase of $24,028. The increase is due to the Company leasing out the remaining unoccupied space in its Dulles, Virginia facility. As of February 1, 1998, all non-essential manufacturing and corporate office space has been fully leased to four third party tenants for terms ranging from five to seven years.

Non-operating financing expenses for the three months ended March 31, 1998 were $33,298 compared to income of $2,123 for the same period in 1997, a decrease of $35,421. The decrease is due primarily to a decrease in interest income of $32,517.

The net loss for the three month period ended March 31, 1998 was $160,824 or $.14 per share compared to $334,395 or $.30 per share for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998 the Company had total assets of $4,528,358 compared to total assets of $3,729,872 as of December 31, 1997, an increase in assets of $798,486. Total liabilities increased from $1,451,084 as of December 31, 1997 to $2,373,894 as of March 31, 1998. Total stockholders' equity decreased $124,324 to $2,154,464 as of March 31, 1998.

Total current assets as of March 31, 1998 were $1,643,155 and consisted of cash and equivalents of $1,084,230, net accounts receivable of $161,359, inventory of $349,787 and other assets of $47,779. Total current liabilities as of March 31, 1998 were $505,556 and consisted of trade accounts payable of $365,181, current portion of notes payable of $105,511 and other liabilities of $34,864. Working capital as of March 31, 1998 was $1,137,599 representing an increase in working capital since December 31, 1997 of $771,226. Total current assets increased $752,846 during the three months ended March 31, 1998 primarily due to the the receipt of approximately $1,000,000 in excess funds from a mortgage placed on the Company's office and manufacturing facility.

As of March 31, 1998 the Company reported total assets of $4,528,358 including net property and equipment of $2,766,231 (comprised primarily of costs associated with the Company's acquisition of land and the subsequent construction of executive offices and a manufacturing facility thereon) and other assets of $118,972.

As of March 31, 1998 the Company reported total liabilities of $2,373,894 including, in addition to the current liabilities of $505,556 discussed above, the long term portion of notes payable of $1,868,338. The long term portion of notes payable is comprised of a $1,857,379 associated with a mortgage received from a commercial entity bearing interest at 7.5% per annum and $10,959 associated with an insurance premium finance agreement. Long term debt as of December 31, 1997 was $927,148 comprised of $900,000 in long term debt received from a commercial entity bearing interest at a rate of 15% per annum and $27,148 associated with the insurance premium finance agreement.

As of March 31, 1998 the Company reported stockholders' equity of $2,154,464. This represents a decrease of $124,324 from the December 31, 1997 stockholders' equity of $2,278,788. The decrease is attributable to the Company's net loss during the period of $160,824 reduced by $36,500 in compensation expense which was credited to additional paid in capital. The compensation expense was associated with common stock options awarded to directors of the Company during the quarter.

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


                                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                                   -----------------------------------------
                                   (Registrant)




Date:  May 14, 1998                By: /s/Joseph F. Fernandez
                                   --------------------------------------
                                   Joseph F. Fernandez Vice
                                   President, Chief Financial Officer, Chief
                                   Accounting Officer and Treasurer

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                                INDEX TO EXHIBITS



Exhibit
Number                     Description
----------                 --------------
    11                     Statement re Computation of Per Share Earnings

    27                     Financial Data Schedule

                                   EXHIBIT 11

                       COMPUTATION OF EARNINGS PER SHARE
                            THREE MONTHS ENDED 3/31/98


Actual shares outstanding at 1/1/98 .....................................       1,114,201


Common and common equivalent shares outstanding at 3/31/98 ..............       1,114,201


Weighted average shares outstanding for the three months ended 3/31/98...       1,114,201



                                                           Three months
                                                               ended
                                                              3/31/98
                                                           -------------

Net Income (Loss) ......................................   $    (160,824)

Net Loss per common and common equivalent shares .......   $     (0.1443)

Rounded ................................................   $       (0.14)



                        COMPUTATION OF EARNINGS PER SHARE
                            THREE MONTHS ENDED 3/31/97


Actual shares outstanding at 1/1/97 .....................................       1,114,201


Common and common equivalent shares outstanding at 3/31/97 ..............       1,114,201


Weighted average shares outstanding for the three months ended 3/31/97...       1,114,201





                                                                   Three months
                                                                       ended
                                                                      3/31/97
                                                                   -----------

Net Income (Loss) ..............................................   $  (334,395)

Net Loss per common and common equivalent shares ...............   $   (0.3001)

Rounded ........................................................   $     (0.30)



