Form 10QSB
period 1998-06-30
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 1998-08-14
CIK 873198

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



                                   (Mark One)

                    [X] QUARTERLY REPORT UNDER SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended   June 30, 1998
                                                 ------------------

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

Number of shares of common stock, par value $.001 per share, outstanding at August 13, 1998: 1,114,201
                ------------

Transitional Small Business Disclosure Format (check one): YES      NO  X
                                                               ---     ---

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                                      INDEX





Part I. Financial Information                                              Page

   Item 1. Financial Statements

         Balance Sheets at June 30, 1998 and December 31, 1997               4

         Statements of Income for Six Month Periods Ended
         June 30, 1998 and June 30, 1997.                                    6

         Statements of Cash Flows for Six Month Periods Ended
         June 30, 1998 and June 30, 1997.                                    7

         Notes to Financial Statements                                       8

   Item 2. Management's Discussion and Analysis of Results of Operations    10

Part II. Other Information

   Item 6. Exhibits and Reports on Form 8-K                                 12

Signature                                                                   13

Exhibit 11 - Statement re Computation of Per Share Earnings

Exhibit 27 - Financial Data Schedule

                                     PART I

                              FINANCIAL INFORMATION

                          Item 1. Financial Statements

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                                 BALANCE SHEETS
                      June 30, 1998 and December 31, 1997
                                    Unaudited




                                                       June 30,     December 31,
                                                         1998           1997
ASSETS                                                -----------    -----------

CURRENT ASSETS
  Cash and cash equivalents .......................   $   523,981    $   109,461
  Accounts receivable .............................       355,354        269,425
  Notes receivable ................................       500,000             --
  Inventories .....................................       194,031        452,335
  Other current assets ............................        37,862         59,088
                                                      -----------    -----------
         Total current assets .....................     1,611,228        890,309
                                                      -----------    -----------

PROPERTY AND EQUIPMENT
  Land ............................................       237,339        237,339
  Building ........................................     2,524,780      2,524,780
  Manufacturing equipment .........................        74,494         74,494
  Office furniture and equipment ..................       119,314        118,763
  Less accumulated depreciation ...................      (211,293)      (166,998)
                                                      -----------    -----------
         Total property and equipment .............     2,744,634      2,788,378
                                                      -----------    -----------

OTHER ASSETS ......................................       132,136         51,185
                                                      -----------    -----------
         Total assets ............................    $ 4,487,998    $ 3,729,872
                                                      ===========    ===========




See Notes to Financial Statements




                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                                 BALANCE SHEETS
                      June 30, 1998 and December 31, 1997
                                  (continued)
                                   Unaudited




                                                                                   June 30,    December 31,
                                                                                     1998          1997
                                                                                  -----------   -----------
LIABILITIES AND STOCKHOLDERS'EQUITY

CURRENT LIABILITIES
  Accounts payable .............................................................  $   286,307   $   337,615
  Current portion of notes payable .............................................      102,011        61,669
  Other current liabilities ....................................................       71,859       124,652
                                                                                  -----------   -----------
         Total current liabilities .............................................      460,177       523,936

LONG TERM PORTION OF NOTES PAYABLE .............................................    1,846,218       927,148
                                                                                  -----------   -----------
         Total liabilities......................................................    2,306,395     1,451,084
                                                                                  -----------   -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.20 par value, 1,000,000 shares
    authorized; no shares issued and outstanding in 1998
    and 1997 ...................................................................           --            --
  Common stock, par value $0.001, 15,000,000 shares
    authorized; 1,114,201 shares issued and outstanding
    in 1998 and 1997 ...........................................................        1,114         1,114
  Additional paid-in capital ...................................................    4,143,924     4,107,424
  Accumulated  deficit  since  December 7, 1995,  (termination of
    S corporation status in which a deficit of $2,320,227 was
    applied against additional paid-in capital) ................................   (1,963,435)   (1,829,750)
                                                                                  -----------   -----------
         Total stockholders' equity ............................................    2,181,603     2,278,788
                                                                                  -----------   -----------
         Total liabilities and stockholders' equity.............................  $ 4,487,998   $ 3,729,872
                                                                                  ===========   ===========


See Notes to Financial Statements

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                              STATEMENTS OF INCOME
                 For the Six Months Ended June 30, 1998 and 1997
                                   Unaudited


                                                        Three Month Periods             Six Month Periods
                                                           Ended June 30,                 Ended June 30,
                                                    --------------------------     --------------------------

                                                        1998           1997            1998           1997
                                                    -----------    -----------     -----------    -----------


Net sales .......................................   $   630,338    $   269,239     $ 1,192,360    $   455,813

Cost of goods sold ..............................       494,361        270,657         978,215        541,945
                                                    -----------    -----------     -----------    -----------

Gross profit (loss) .............................       135,977         (1,418)        214,145        (86,132)

Operating expenses:

  Selling expenses ..............................        25,709         64,595          65,859        132,822

  General and admin expenses ....................       107,554        148,893         314,898        350,241
                                                    -----------    -----------     -----------    -----------

Total operating expenses ........................       133,263        213,488         380,757        483,063
                                                    -----------    -----------     -----------    -----------

Operating income (loss) .........................         2,714       (214,906)       (166,612)      (569,195)

Other income (expense):

  Interest expense ..............................       (25,135)       (28,867)        (58,433)       (32,904)

  Other income ..................................        49,560         23,087          91,360         47,018
                                                    -----------    -----------     -----------    -----------

Total other income (expense) ....................        24,425         (5,780)         32,927         14,114
                                                    -----------    -----------     -----------    -----------

Income (loss) before income taxes ...............        27,139       (220,686)       (133,685)      (555,081)

Income taxes ....................................            --             --              --             --
                                                    -----------    -----------     -----------    -----------

Net income (loss) ...............................   $    27,139    $  (220,686)    $  (133,685)   $  (555,081)
                                                    ===========    ===========     ===========    ===========


Primary income (loss) per common and common
equivalent shares ...............................   $       .02    $      (.20)    $      (.12)   $      (.50)

Fully diluted income (loss) per common and
common equivalent shares ........................   $       .02    $      (.20)    $      (.12)   $      (.50)

Weighted Average
Shares Outstanding ..............................     1,114,201      1,114,201       1,114,201      1,114,201

No dividends were paid



See Notes to Financial Statements



                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                            STATEMENTS  OF CASH FLOWS
                 For the Six months Ended June 30, 1998 and 1997
                                   Unaudited



                                                           June 30,       June 30,
                                                             1998           1997
                                                          -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ............................................   $  (133,685)   $  (555,081)
  Adjustments to reconcile net loss to cash used
  by operating activities:
    Depreciation ......................................        44,296         39,525
    Amortization ......................................         4,099          3,969
    Compensation expense ..............................        36,500

    Change in assets and liabilities:
      (Increase) in accounts receivable ...............       (85,929)       (82,838)
      Decrease in interest receivable .................            --         35,735
      Decrease in inventories .........................       258,304        197,505
      (Increase) decrease in prepaid expenses
        and deposits ..................................       (62,525)        34,513
      (Decrease) in accounts payable...................       (10,966)      (664,597)
      (Decrease) in other liabilities .................       (52,793)        (3,261)
                                                          -----------    -----------
      Net cash used in operating activities ...........        (2,699)      (994,530)
                                                          -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of property and equipment ..................          (551)      (249,936)
  Acquisition of patent rights and certification ......        (1,300)          (103)
  Issuance of note receivable .........................      (500,000)            --
  Proceeds from redemption of marketable securities ...            --      1,995,014
  Purchase of securities available for sale ...........            --       (996,257)
                                                          -----------    -----------
       Net cash provided by/used in
          investing activities ........................      (501,851)       748,718
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings .................            --        395,000
  Principal payments on short-term borrowings .........            --     (1,076,830)
  Proceeds from long-term borrowings ..................     1,900,000        900,000
  Principal payments on long-term debt ................      (980,930)       (30,230)
                                                          -----------    -----------
       Net cash provided by financing activities ......       919,070        187,940
                                                          -----------    -----------

Net increase (decrease) in cash and cash equivalents          414,520        (57,872)

Cash and cash equivalents at beginning of period ......       109,461        114,006
                                                          -----------    -----------
Cash and cash equivalents at end of period ............   $   523,981    $    56,134
                                                          ===========    ===========




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

       Interest .......................................   $    73,564    $   103,658
                                                          ===========    ===========

       Income taxes ...................................   $        --    $        --
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


Note 2     BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures are adequate to make the information presented not misleading, and the financial statements contain all adjustments necessary to present fairly in all material respects the financial position as of June 30, 1998 and December 31, 1997, results of operations for the six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.


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


Note 4     GENERAL SERVICES  ADMINISTRATION (GSA) CONTRACT

The Company  negotiated a new contract with the General  Services  Adminstration
(GSA), the purchasing agent for the U.S. Government. On June 1, 1997 the Company began its listing on the new GSA Schedule which allows the Company to market its product lines directly to new federal government and U.S. military customers rather than through a third-party vendor. The Company recorded $237,823 in sales through its contract with the GSA during the first six months of 1998.


Note 5    INVENTORY

Inventory is comprised of the following as of:

                                          6/30/98    12/31/97
                                        ---------   ---------

                    Raw materials         134,593     352,410
                    Work in progress           --       7,497
                    Finished goods         59,438      92,428
                                        ---------   ---------
                                          194,031     452,335
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


Note 8    MORTGAGE NOTE PAYABLE

On March 25, 1998, the Company secured a mortgage on its office and manufacturing facility located in Dulles, Virginia in the amount of $1,900,000. The mortgage provides for monthly payments of principal and interest of $15,306, including interest at a rate of 7.5 percent per annum. The mortgage is being amortized over a twenty year period with a ten year balloon and is collateralized by a first deed of trust on the facility as well as by an assignment of all tenant occupancy leases. The purpose of the mortgage was to payoff an outstanding note payable of $900,000 as of December 31, 1997 bearing interest at a rate of 15 percent per annum as well as to provide approximately $1,000,000 of excess funding available for working capital purposes.


Note 9    NOTE RECEIVABLE

On June 2, 1998, the Company issued a note receivable to a commercial entity in the amount of $500,000. The note is for a twelve month period and provides for monthly interest payments at a rate of 8.0 percent per annum.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

The following is a discussion of the consolidated financial condition and results of operations of the Company as of and for the two fiscal periods ended June 30, 1998 and 1997. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes related thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 1997.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997.

Net sales for the three months ended June 30, 1998 were $630,338 compared to $269,239 for the same period in 1997, an increase of $361,099 or 134%. The increase in sales was primarily attributable to the completion of a $329,432 order during the second quarter of 1998.

The Company's gross profit for the three months ended June 30, 1998 was $135,977 compared to a gross loss of ($1,418) for the same period in 1997. Gross profit increased due to higher production volume associated with large quantity, more "standard fit" orders which resulted in improved labor efficiencies.

Total operating expenses for the three months ended June 30, 1998 were $133,263 compared to $213,488 for the same period in 1997. Selling expenses for the three months ended June 30, 1998 were $25,709 compared to $64,595 for the same period in 1997, a decrease of $38,886 or 60%. The decrease was primarily attributable to a decrease in sales consultant costs of $11,420 and a decrease in advertising and promotion of $16,190. General and administrative costs for the three months ended June 30, 1998 were $107,554 compared to $148,893 for the same period in 1997, a decrease of $41,339 or 28%. The decrease was primarily attributable to a decrease in legal and professional costs of $35,076.

Other income for the three months ended June 30, 1998 was $24,425 compared to other expense of ($5,780) for the same period in 1997. Interest expense for the three months ended June 30, 1998 was $25,135 compared to $28,867 for the same period in 1997, a decrease of $3,732 or 13%. Other income for the three months ended June 30, 1998 was $49,560 compared to $23,087 for the same period in 1997, an increase of $26,473 or 115%. The increase was primarily attributable to an increase in rental income of $22,545 due to the Company leasing out the remaining unoccupied space in its Dulles, Virginia facility. As of February 1, 1998, all non-essential manufacturing and corporate office space has been fully leased to four third party tenants for terms ranging from five to seven years.

Net income for the three month period ended June 30, 1998 was $27,139 or $.02 per share compared to a net loss of ($220,686) or ($.20) per share for the same period in 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997.

Net sales for the six months ended June 30, 1998 were $1,192,360 compared to $455,813 for the same period in 1997, an increase of $736,547 or 162%. The increase in sales was primarily attributable to increased sales through the Company's contract with the General Services Administration (GSA) of $237,823 for the six months ended June 30, 1998 compared to nil for the same period in 1997 and the completion of a $329,432 order during the second quarter of 1998.

The Company's gross profit for the six months ended June 30, 1998 was $214,145 compared to a gross loss of ($86,132) for the same period in 1997. Gross profit increased due to higher production volume associated with large quantity, more "standard fit" orders which resulted in improved labor efficiencies.

Total operating expenses for the six months ended June 30, 1998 were $380,757 compared to $483,063 for the same period in 1997. Selling expenses for the six months ended June 30, 1998 were $65,859 compared to $132,822 for the same period in 1997, a decrease of $66,963 or 50%. The decrease was primarily attributable to a decrease in sales consultant costs of $25,886 and a decrease in advertising and promotion of $30,459. General and administrative costs for the six months ended June 30, 1998 were $314,898 compared to $350,241 for the same period in 1997, a decrease of $35,343 or 10%. The decrease was primarily attributable to a decrease in legal and professional costs of $43,802.

Other income for the six months ended June 30, 1998 was $32,927 compared to $14,114 for the same period in 1997. Interest expense for the six months ended June 30, 1998 was $58,433 compared to $32,904 for the same period in 1997, an increase of $25,529 or 78%. The increase was primarily attributable to a reduced amount of funds available to invest due to operating losses sustained during 1997. Other income for the six months ended June 30, 1998 was $91,360 compared to $47,018 for the same period in 1997, an increase of $44,342 or 94%. The increase was primarily attributable to an increase in rental income of $46,574 due to the Company leasing out the remaining unoccupied space in its Dulles, Virginia facility. As of February 1, 1998, all non-essential manufacturing and corporate office space has been fully leased to four third party tenants for terms ranging from five to seven years.

Net loss for the six month period ended June 30, 1998 was ($133,685) or ($.14) per share compared to ($555,081) or ($.50) per share for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998 the Company had total assets of $4,487,998 compared to total assets of $3,729,872 as of December 31, 1997, an increase in assets of $758,126. Total liabilities increased from $1,451,084 as of December 31, 1997 to $2,306,395 as of June 30, 1998. Total stockholders' equity decreased $97,185 to $2,181,603 as of June 30, 1998.

Total current assets as of June 30, 1998 were $1,611,228 and consisted of cash and equivalents of $523,981, net accounts receivable of $355,354, a note receivable of $500,000, inventory of $194,031 and other assets of $37,862. Total current liabilities as of June 30, 1998 were $460,177 and consisted of trade accounts payable of $286,307, current portion of notes payable of $102,011 and other liabilities of $71,859. Working capital as of June 30, 1998 was $1,151,051 representing an increase in working capital since December 31, 1997 of $784,678. Total current assets increased $720,919 during the six months ended March 31, 1998 primarily due to the the receipt of approximately $1,000,000 in excess funds from a mortgage placed on the Company's office and manufacturing facility.

As of June 30, 1998 the Company reported total assets of $4,487,998 including net property and equipment of $2,744,634 (comprised primarily of costs associated with the Company's acquisition of land and the subsequent construction of executive offices and a manufacturing facility thereon) and other assets of $132,136.

As of June 30, 1998 the Company reported total liabilities of $2,306,395 including, in addition to the current liabilities of $460,177 discussed above, the long term portion of notes payable of $1,846,218. The long term portion of notes payable is comprised of a mortgage received from a commercial entity bearing interest at 7.5% per annum. Long term debt as of December 31, 1997 was $927,148 comprised of $900,000 in long term debt received from a commercial entity bearing interest at a rate of 15% per annum and $27,148 associated with an insurance premium finance agreement.

As of June 30, 1998 the Company reported stockholders' equity of $2,181,603. This represents a decrease of $97,185 from the December 31, 1997 stockholders' equity of $2,278,788. The decrease is attributable to the Company's net loss during the period of $133,685 reduced by $36,500 in compensation expense which was credited to additional paid in capital. The compensation expense was associated with common stock options awarded to directors of the Company during the first quarter.

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


                                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                                   -----------------------------------------
                                   (Registrant)




Date:  August 13, 1998             By: /s/Joseph F. Fernandez
                                   --------------------------------------
                                   Joseph F. Fernandez Vice
                                   President, Chief Financial Officer, Chief
                                   Accounting Officer and Treasurer

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                                INDEX TO EXHIBITS



Exhibit
Number                     Description
----------                 --------------
    11                     Statement re Computation of Per Share Earnings

    27                     Financial Data Schedule

                                   EXHIBIT 11

                       COMPUTATION OF EARNINGS PER SHARE
                            THREE MONTHS ENDED 6/30/98


Actual shares outstanding at 1/1/98 .....................................       1,114,201


Common and common equivalent shares outstanding at 6/30/98 ..............       1,114,201


Weighted average shares outstanding for the six months ended 6/30/98.....       1,114,201



                                                               Three months      Six months
                                                                   ended            ended
                                                                  6/30/98          6/30/98
                                                               ------------     ------------

Net Income (Loss) ..........................................   $     27,139     $   (133,685)

Net Income (Loss) per common and common equivalent shares ..   $      .0244     $     (.1200)

Rounded ....................................................   $        .02     $       (.12)



                        COMPUTATION OF EARNINGS PER SHARE
                            SIX MONTHS ENDED 6/30/97


Actual shares outstanding at 1/1/97 .....................................       1,114,201


Common and common equivalent shares outstanding at 6/30/97 ..............       1,114,201


Weighted average shares outstanding for the six months ended 6/30/97.....       1,114,201





                                                           Three months      Six months
                                                              ended             ended
                                                             6/30/97           6/30/97
                                                           ------------     ------------

Net Income (Loss) ......................................   $   (220,686)    $   (555,081)

Net Loss per common and common equivalent shares .......   $    (0.1981)    $    (0.4982)

Rounded ................................................   $      (0.20)    $      (0.50)



