Form 10QSB
period 1998-09-30
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 1998-11-13
CIK 873198

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



                                   (Mark One)

                    [X] QUARTERLY REPORT UNDER SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended  September 30, 1998
                                                  ------------------

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

Number of shares of common stock, par value $.001 per share, outstanding at November 13, 1998: 1,114,201
                   -----------

Transitional Small Business Disclosure Format (check one): YES      NO  X
                                                               ---     ---

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                                      INDEX





Part I. Financial Information                                              Page

   Item 1. Financial Statements

         Balance Sheets at September 30, 1998 and December 31, 1997          4

         Statements of Income for Nine Month Periods Ended
         September 30, 1998 and September 30, 1997                           6

         Statements of Cash Flows for Nine Month Periods Ended
         September 30, 1998 and September 30, 1997                           7

         Notes to Financial Statements                                       8

   Item 2. Management's Discussion and Analysis of Results of Operations    11

Part II. Other Information

   Item 6. Exhibits and Reports on Form 8-K                                 14

Signature                                                                   15

Exhibit 11 - Statement re Computation of Per Share Earnings

Exhibit 27 - Financial Data Schedule

                                     PART I

                              FINANCIAL INFORMATION

                          Item 1. Financial Statements

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                                 BALANCE SHEETS
                    September 30, 1998 and December 31, 1997
                                    Unaudited




                                                     September 30,  December 31,
                                                         1998           1997
ASSETS                                                -----------    -----------

CURRENT ASSETS
  Cash and cash equivalents .......................   $   461,310    $   109,461
  Accounts receivable .............................        94,811        269,425
  Notes receivable ................................       500,000             --
  Inventories .....................................       213,825        452,335
  Other current assets ............................        56,384         59,088
                                                      -----------    -----------
         Total current assets .....................     1,326,330        890,309
                                                      -----------    -----------

PROPERTY AND EQUIPMENT
  Land ............................................       237,339        237,339
  Building ........................................     2,524,780      2,524,780
  Manufacturing equipment .........................        74,494         74,494
  Office furniture and equipment ..................       125,192        118,763
  Less accumulated depreciation ...................      (233,441)      (166,998)
                                                      -----------    -----------
         Total property and equipment .............     2,728,364      2,788,378
                                                      -----------    -----------

OTHER ASSETS ......................................       149,239         51,185
                                                      -----------    -----------
         Total assets ............................    $ 4,203,933    $ 3,729,872
                                                      ===========    ===========




See Notes to Financial Statements




                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                                 BALANCE SHEETS
                    September 30, 1998 and December 31, 1997
                                  (continued)
                                   Unaudited




                                                                                September 30,  December 31,
                                                                                     1998          1997
                                                                                  -----------   -----------
LIABILITIES AND STOCKHOLDERS'EQUITY

CURRENT LIABILITIES
  Accounts payable .............................................................  $   209,513   $   337,615
  Current portion of notes payable .............................................      104,706        61,669
  Other current liabilities ....................................................       19,633       124,652
                                                                                  -----------   -----------
         Total current liabilities .............................................      333,852       523,936

LONG TERM PORTION OF NOTES PAYABLE .............................................    1,834,844       927,148
                                                                                  -----------   -----------
         Total liabilities......................................................    2,168,696     1,451,084
                                                                                  -----------   -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.20 par value, 1,000,000 shares
    authorized; no shares issued and outstanding in 1998
    and 1997 ...................................................................           --            --
  Common stock, par value $0.001, 15,000,000 shares
    authorized; 1,114,201 shares issued and outstanding
    in 1998 and 1997 ...........................................................        1,114         1,114
  Additional paid-in capital ...................................................    4,143,924     4,107,424
  Accumulated  deficit  since  December 7, 1995,  (termination of
    S corporation status in which a deficit of $2,320,227 was
    applied against additional paid-in capital) ................................   (2,109,801)   (1,829,750)
                                                                                  -----------   -----------
         Total stockholders' equity ............................................    2,035,237     2,278,788
                                                                                  -----------   -----------
         Total liabilities and stockholders' equity.............................  $ 4,203,933   $ 3,729,872
                                                                                  ===========   ===========


See Notes to Financial Statements

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                              STATEMENTS OF INCOME
              For the Nine Months Ended September 30, 1998 and 1997
                                   Unaudited


                                                        Three Month Periods            Nine Month Periods
                                                        Ended September 30,            Ended September 30,
                                                    --------------------------     --------------------------

                                                        1998           1997            1998           1997
                                                    -----------    -----------     -----------    -----------


Net sales .......................................   $   100,579    $   293,651     $ 1,292,939    $   749,464

Cost of goods sold ..............................        99,706        308,116       1,077,921        850,061
                                                    -----------    -----------     -----------    -----------

Gross profit (loss) .............................           873        (14,465)        215,018       (100,597)

Operating expenses:

  Selling expenses ..............................        25,038         65,619          90,897        198,441

  General and admin expenses ....................        92,649        113,886         407,547        464,127
                                                    -----------    -----------     -----------    -----------

Total operating expenses ........................       117,687        179,505         498,444        662,568
                                                    -----------    -----------     -----------    -----------

Operating income (loss) .........................      (116,814)      (193,970)       (283,426)      (763,165)

Other income (expense):

  Net interest expense ..........................       (16,087)       (33,426)        (74,520)       (66,331)

  Other income ..................................        40,458         25,628         131,818         72,647

  Acquisition expense ...........................       (53,923)            --         (53,923)            --
                                                    -----------    -----------     -----------    -----------

Total other income (expense) ....................       (29,552)        (7,798)          3,375          6,316
                                                    -----------    -----------     -----------    -----------

Income (loss) before income taxes ...............      (146,366)      (201,768)       (280,051)      (756,849)

Income taxes ....................................            --             --              --             --
                                                    -----------    -----------     -----------    -----------

Net income (loss) ...............................   $  (146,366)   $  (201,768)    $  (280,051)   $  (756,849)
                                                    ===========    ===========     ===========    ===========


Primary income (loss) per common and common
equivalent shares ...............................   $      (.13)   $      (.18)    $      (.25)   $      (.68)

Fully diluted income (loss) per common and
common equivalent shares ........................   $      (.13)   $      (.18)    $      (.25)   $      (.68)

Weighted Average
Shares Outstanding ..............................     1,114,201      1,114,201       1,114,201      1,114,201

No dividends were paid



See Notes to Financial Statements



                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                            STATEMENTS  OF CASH FLOWS
              For the Nine months Ended September 30, 1998 and 1997
                                   Unaudited



                                                        September 30,  September 30,
                                                             1998           1997
                                                          -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ............................................   $  (280,051)   $  (756,849)
  Adjustments to reconcile net loss to cash used
  by operating activities:
    Depreciation ......................................        66,443         62,073
    Amortization ......................................         6,149          6,149
    Compensation expense ..............................        36,500

    Change in assets and liabilities:
      (Increase) decrease in accounts receivable ......       174,614        (58,377)
      Decrease in interest receivable .................            --         56,774
      Decrease in inventories .........................       238,510        202,267
      (Increase) decrease in prepaid expenses
        and deposits ..................................      (100,199)        31,572
      (Decrease) in accounts payable...................       (85,065)      (599,631)
      (Decrease) in other liabilities .................      (105,019)           731
                                                          -----------    -----------
      Net cash used in operating activities ...........       (48,118)    (1,055,291)
                                                          -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of property and equipment ..................        (6,429)      (258,203)
  Acquisition of patent rights and certification ......        (1,300)        (5,303)
  Issuance of note receivable .........................      (500,000)            --
  Proceeds from redemption of marketable securities ...            --      2,491,017
  Purchase of securities available for sale ...........            --       (996,257)
                                                          -----------    -----------
       Net cash provided by/used in
          investing activities ........................      (507,729)     1,231,254
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings .................            --        498,535
  Principal payments on short-term borrowings .........            --     (1,595,496)
  Proceeds from long-term borrowings ..................     1,900,000        900,000
  Principal payments on long-term debt ................      (992,304)       (45,795)
                                                          -----------    -----------
       Net cash provided by financing activities ......       907,696       (242,756)
                                                          -----------    -----------

Net increase (decrease) in cash and cash equivalents          351,849        (66,793)

Cash and cash equivalents at beginning of period ......       109,461        114,006
                                                          -----------    -----------
Cash and cash equivalents at end of period ............   $   461,310    $    47,213
                                                          ===========    ===========




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

       Interest .......................................   $   110,405    $   156,014
                                                          ===========    ===========

       Income taxes ...................................   $        --    $        --
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


Note 2     BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures are adequate to make the information presented not misleading, and the financial statements contain all adjustments necessary to present fairly in all material respects the financial position as of September 30, 1998 and December 31, 1997, results of operations for the nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.


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


Note 4     GENERAL SERVICES  ADMINISTRATION (GSA) CONTRACT

The Company  negotiated a new contract with the General  Services  Adminstration
(GSA), the purchasing agent for the U.S. Government. On June 1, 1997 the Company began its listing on the new GSA Schedule which allows the Company to market its product lines directly to new federal government and U.S. military customers rather than through a third-party vendor. The Company recorded $258,612 in sales through its contract with the GSA during the first nine months of 1998 compared to $49,199 for the same period in 1997.


Note 5    INVENTORY

Inventory is comprised of the following as of:

                                          9/30/98    12/31/97
                                        ---------   ---------

                    Raw materials         168,530     352,410
                    Work in progress           --       7,497
                    Finished goods         45,295      92,428
                                        ---------   ---------
                                          213,825     452,335
                                        =========   =========

Note 6    STOCK COMPENSATION

On January 28, 1998, at a special meeting of the Board of Directors, options to purchase common stock were granted to officers and employees of the Company with an exercise price of $2.50. Also at the meeting, common stock options were granted to directors of the Company. All options granted expire January 28, 2000. Compensation expense for the directors' options granted using the Black Scholes pricing model is approximately $36,500 with the following assumptions: a risk-free interest rate of 5.63 percent, no estimated dividend yield, an expected volatility of 36 percent and an expected holding period of two years. The amount of compensation expense associated with the directors' options has been reflected in the accompanying financial statements as an increase to general and admin expenses and an increase to additional paid-in capital. No compensation expense was recognized for the employee options granted, which are valued using the intrinsic value method. However, for disclosure purposes, compensation expense would be $36,500 for the employee stock options.


Note 7    FACILITIES LEASES

The Company has executed lease agreements with three tenants, effective February 1, 1997 and one tenant effective February 1, 1998 for approximately 18,800 square feet of office space (representing all available space) in the Company's facility located in Dulles, Virginia. The leases are from five to seven years, provide for monthly payments of base rent and operating expenses, and include a 2 to 3.5 percent increase in base rent annually. These leases provide estimated annual rental income of $196,500 which is sufficient to service the related mortgage on the facility (see Note 8).


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


Note 9    NOTE RECEIVABLE

On June 2, 1998, the Company issued a note receivable to a commercial entity in the amount of $500,000. The note is for a twelve month period and provides for monthly interest payments at a rate of 8.0 percent per annum plus minimum additional principal payments of $50,000 per month beginning November 1, 1998. The entire balance is due and payable no later than June 2, 1999.


Note 10   THE YEAR 2000 ISSUE

The Year 2000 Issue (Y2K) is the result of computer programs being written using two digits rather than four to define the applicable year. Any the the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Based upon a recent assessment, the Company has made a preliminary determination that it may be required to upgrade or replace certain portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that, with upgrades of existing software and conversions to new software at an estimated cost of , Y2K can be mitigated. However, the Y2K solutions have not been implemented and are not scheduled to be completed until 1999. If such upgrades and conversions are not made, or are not completed or available timely, the Year 2000 Issue could have a material impact on the operations of the Company. Furthermore, the Company has yet to initiate formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. As a result, there can be no guarantee that the systems of other companies on which the Company's business relies will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. In the view of the foregoing, there can be no assurance that the Year 2000 Issue will not have a material adverse effect upon the Company.

Note 11   ACQUISITION EXPENSE

On September 30, 1998, the Company announced that a previous agreement to acquire News/Sports Microwave Rental, Inc. (NS Microwave) headquartered in San Diego, California was terminated by mutual agreement. The principal problem with the agreement centered around accounting issues. It was initially believed that the transaction would qualify for treatment as a Pooling of Interests. However, it became apparent that the transaction would have to be treated as a Purchase which would have resulted in the recognition of Goodwill in excess of $1 million dollars. The Company felt that this was not in the best interest of its shareholders. Costs of $53,923 associated with the proposed acquisition were expensed by the Company during the quarter ended September 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

The following is a discussion of the consolidated financial condition and results of operations of the Company as of and for the two fiscal periods ended September 30, 1998 and 1997. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes related thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 1997.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997.

Net sales for the three months ended September 30, 1998 were $100,579 compared to $293,651 for the same period in 1997, a decrease of $193,072 or 66%. The decrease in sales was primarily attributable to two factors. First, the Company secured an extension to a contract which provided for a $329,432 order during the second quarter of 1998. The extension provides for a $275,000 order, but will not be produced until the fourth quarter of 1998. Second, the recently enacted Bulletproof Vest Partnership Grant Act of 1998 provides grants for the purchase of body armor for law enforcement officers. The Company believes that the normal level of armor orders has been pushed into future quarters as police departments wait for the participation program to become fully operational.

The Company's gross profit for the three months ended September 30, 1998 was $873 compared to a gross loss of ($14,465) for the same period in 1997. Gross profit increased due to improved labor efficiencies and reductions in fixed manufacturing costs.

Total operating expenses for the three months ended September 30, 1998 were $117,687 compared to $179,505 for the same period in 1997. Selling expenses for the three months ended September 30, 1998 were $25,038 compared to $65,619 for the same period in 1997, a decrease of $40,581 or 62%. The decrease was primarily attributable to decreases in sales consultant costs of $15,532, sales salaries of $6,481 and sales commissions of $4,999. General and administrative costs for the three months ended September 30, 1998 were $92,649 compared to $113,886 for the same period in 1997, a decrease of $21,237 or 19%. The decrease was primarily attributable to a decrease in legal and professional costs of $5,460, a decrease in research and development costs of $11,802 and an overall decrease in salaries for management personnel.

Other expense for the three months ended September 30, 1998 was ($29,552) compared to other expense of ($7,798) for the same period in 1997. Net interest expense for the three months ended September 30, 1998 was $16,087 compared to $33,426 for the same period in 1997, a decrease of $17,339 or 52%. Other income for the three months ended September 30, 1998 was $40,458 compared to $25,628 for the same period in 1997, an increase of $14,830 or 58%. The increase was primarily attributable to an increase in rental income of $24,043 due to the Company leasing out the remaining unoccupied space in its Dulles, Virginia facility. As of February 1, 1998, all non-essential manufacturing and corporate office space has been fully leased to four third party tenants for terms ranging from five to seven years. Acquisition expense for the three months ended September 30, 1998 was $53,923 compared to nil for the same period in 1997 (see
Note 11).

Net loss for the three month period ended September 30, 1998 was ($146,366) or ($.13) per share compared to a net loss of ($201,768) or ($.18) per share for the same period in 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997.

Net sales for the nine months ended September 30, 1998 were $1,292,939 compared to $749,464 for the same period in 1997, an increase of $543,475 or 73%. The increase in sales was primarily attributable to increased sales through the Company's contract with the General Services Administration (GSA) of $258,612 for the nine months ended September 30, 1998 compared to nil for the same period in 1997 and the completion of a $329,432 order during the second quarter of 1998.

The Company's gross profit for the nine months ended September 30, 1998 was $215,018 compared to a gross loss of ($100,597) for the same period in 1997. Gross profit increased due to higher production volume which resulted in improved labor efficiencies coupled with reductions in fixed manufacturing costs.

Total operating expenses for the nine months ended September 30, 1998 were $498,444 compared to $662,568 for the same period in 1997. Selling expenses for the nine months ended September 30, 1998 were $90,897 compared to $198,441 for the same period in 1997, a decrease of $107,544 or 54%. The decrease was primarily attributable to a decrease in sales consultant costs of $41,417 and a decrease in advertising and promotion of $36,453. General and administrative costs for the nine months ended September 30, 1998 were $407,547 compared to $464,127 for the same period in 1997, a decrease of $56,850 or 12%. The decrease was primarily attributable to a decrease in legal and professional costs of $43,001 and an overall decrease in salaries for management personnel.

Other income for the nine months ended September 30, 1998 was $3,375 compared to $6,316 for the same period in 1997. Net interest expense for the nine months ended September 30, 1998 was $74,520 compared to $66,331 for the same period in 1997, an increase of $8,189 or 12%. The increase was primarily attributable to a reduced amount of funds available to invest due to operating losses sustained during 1997. Other income for the nine months ended September 30, 1998 was $131,818 compared to $72,647 for the same period in 1997, an increase of $59,171 or 81%. The increase was primarily attributable to an increase in rental income of $70,618 due to the Company leasing out the remaining unoccupied space in its Dulles, Virginia facility. As of February 1, 1998, all non-essential manufacturing and corporate office space has been fully leased to four third party tenants for terms ranging from five to seven years. Acquisition expense for the nine months ended September 30, 1998 was $53,923 compared to nil for the same period in 1997 (see Note 11).


Net loss for the nine month period ended September 30, 1998 was ($280,051) or ($.25) per share compared to ($756,849) or ($.68) per share for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998 the Company had total assets of $4,203,933 compared to total assets of $3,729,872 as of December 31, 1997, an increase in assets of $474,061. Total liabilities increased from $1,451,084 as of December 31, 1997 to $2,168,696 as of September 30, 1998. Total stockholders' equity decreased $243,551 to $2,035,237 as of September 30, 1998.

Total current assets as of September 30, 1998 were $1,326,330 and consisted of cash and equivalents of $461,310, net accounts receivable of $94,811, a note receivable of $500,000, inventory of $213,825 and other assets of $56,384. Total current liabilities as of September 30, 1998 were $333,852 and consisted of trade accounts payable of $209,513, the current portion of notes payable of $104,706 and other liabilities of $19,633. Working capital as of September 30, 1998 was $992,478 representing an increase in working capital since December 31, 1997 of $626,105. Working capital increased during the nine months ended September 30, 1998 primarily due to the the receipt of approximately $1,000,000 in excess funds from a mortgage placed on the Company's office and manufacturing facility offset by operating losses sustained during the period of $280,051.

As of September 30, 1998 the Company reported total assets of $4,203,933 including net property and equipment of $2,728,364 (comprised primarily of costs associated with the Company's acquisition of land and the subsequent construction of executive offices and a manufacturing facility thereon) and other assets of $149,239.

As of September 30, 1998 the Company reported total liabilities of $2,168,696 including, in addition to the current liabilities of $333,852 discussed above, the long term portion of notes payable of $1,834,844. The long term portion of notes payable is comprised of a mortgage received from a commercial entity bearing interest at 7.5% per annum. Long term debt as of December 31, 1997 was $927,148 comprised of $900,000 in long term debt received from a commercial entity bearing interest at a rate of 15% per annum and $27,148 associated with an insurance premium finance agreement.

As of September 30, 1998 the Company reported stockholders' equity of $2,035,237. This represents a decrease of $243,551 from the December 31, 1997 stockholders' equity of $2,278,788. The decrease is attributable to the Company's net loss during the period of $280,051 offset by $36,500 associated with common stock options awarded to directors of the Company during the first quarter of 1998. This amount is reflected as an increase to additional paid-in capital.

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


                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                                   -----------------------------------------
                                   (Registrant)




Date:  November 13, 1998             By: /s/Joseph F. Fernandez
                                   --------------------------------------
                                   Joseph F. Fernandez Vice
                                   President, Chief Financial Officer, Chief
                                   Accounting Officer and Treasurer

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                                INDEX TO EXHIBITS



Exhibit
Number                     Description
----------                 --------------
    11                     Statement re Computation of Per Share Earnings

    27                     Financial Data Schedule

                                   EXHIBIT 11

                       COMPUTATION OF EARNINGS PER SHARE
                            THREE MONTHS ENDED 9/30/98


Actual shares outstanding at 1/1/98 .....................................       1,114,201


Common and common equivalent shares outstanding at 9/30/98 ..............       1,114,201


Weighted average shares outstanding for the nine months ended 9/30/98....       1,114,201



                                                               Three months     Nine months
                                                                   ended            ended
                                                                  9/30/98          9/30/98
                                                               ------------     ------------

Net Income (Loss) ..........................................   $   (146,366)    $   (280,051)

Net Income (Loss) per common and common equivalent shares ..   $     (.1314)    $     (.2513)

Rounded ....................................................   $       (.13)    $       (.25)



                        COMPUTATION OF EARNINGS PER SHARE
                           NINE MONTHS ENDED 9/30/97


Actual shares outstanding at 1/1/97 .....................................       1,114,201


Common and common equivalent shares outstanding at 9/30/97 ..............       1,114,201


Weighted average shares outstanding for the nine months ended 9/30/97....       1,114,201





                                                           Three months      Nine months
                                                              ended             ended
                                                             9/30/97           9/30/97
                                                           ------------     ------------

Net Income (Loss) ......................................   $   (201,768)    $   (756,849)

Net Loss per common and common equivalent shares .......   $    (0.1811)    $    (0.6793)

Rounded ................................................   $      (0.18)    $      (0.68)



