Form 10KSB
period 1998-12-31
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 1999-04-15
CIK 873198

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998     Commission file number 0-28238

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

     Issuer's revenues for its most recent fiscal year were $1,656,649.

     The aggregate market value of the voting stock held by non-affiliates as of April 12, 1999 was approximately $1,533,572 based on the average bid and asked price of such stock.

     The number of shares outstanding of issuer's Common Stock, $.001 par value, as of April 12, 1998 was 1,243,831.


                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

Transitional Small Business Disclosure Format (check one)
Yes    No  X
   ---    ---

                                     PART I

ITEM 1                       DESCRIPTION OF BUSINESS

GENERAL

Guardian Technologies International, Inc. (referred to hereinafter as the Company) was originally incorporated in 1989 in the Commonwealth of Virginia, and commenced full production of its products in December, 1990. In 1996, the Company was reincorporated in the State of Delaware. The Company manufactures its products under its own label at its facility in Dulles, Virginia. The Company currently employs 18 people.


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

The Company did not initiate any new R&D efforts during 1997 or 1998.


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


CUSTOMERS

In 1998 and 1997, 2% and 4%, respectively, of Guardian's total sales were made to foreign police and military organizations. The Company is pursuing opportunities in several nations of the Pacific Rim, in Central and South America, in Eastern and Central Europe, and the Middle East.

Government contract work and sales to U.S. government agencies represented 19% of total sales in 1998 and 33% in 1997. Sales to municipal law enforcement agencies represented 26% of total sales in 1998 and 11% in 1997. The Company intends to team with manufacturers of compatible armor products and/or materials to obtain contracts by bringing together technical expertise, sales and marketing efforts and production capabilities.

The Company  established  a contract  with the General  Services  Administration
(GSA) - the federal government's principal procurement channel - which enables the Company to sell all its products directly through GSA. The four-year contract was signed and became effective on June 1, 1997.

The Company's sales representatives are making intensive efforts to make direct contact with key procurement personnel in small and medium size law enforcement agencies as well as responding to agency and department solicitations for bids and proposals.

The Company maintains ties to two large police fraternal organizations which resulted in sales throughout 1998 and 1997.

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


BACKLOG

At December 31, 1998, the Company's estimated backlog of sales was $75,000. A year earlier, at December 31, 1997, the Company's estimated backlog of sales was $350,000. The high volume of backlog at December 31, 1997 was due to a significant sale under the Company's contract with the General Services Administration (GSA) of approximately $466,000 of which $302,000 was completed during 1997 and $164,000 remained in backlog at year end. The backlog of $75,000 at December 31, 1998 is more in line with the amount in backlog at the end of an average month.


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

ITEM 2                    DESCRIPTION OF PROPERTY

The Company vacated its previously leased premises to occupy its newly constructed facility at 22570 Markey Court, Dulles, Virginia on January 23, 1997. The total cost for the 33,741 square foot facility at December 31, 1998 was $2,762,119 comprised of $237,339 for land and $2,524,780 in building costs. At December 31, 1997 management had leased approximately 24% of the building to other tenants. At February 1, 1998, an additional 32% was leased.

On March 31, 1999, the Company sold its land and building for $2,825,000. The Company has signed a five year lease for the 15,062 square feet of space it had been using throughout 1997 and 1998 for approximately $13,000 per month with an annual escalation of 3%. As a result of the sale, after March 31, 1999, the Company will no longer recognize rental income nor will it incur depreciation expense or other operating expenses associated with owning and managing a commercial building.


ITEM 3                        LEGAL PROCEEDINGS

None.


ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Company is traded on the NASDAQ Stock Market under the symbol GRDN. The prices listed below are the high and low sales for common shares during 1997 and 1998.




                                            Price
                                     --------------------
            Quarter Ended               Low        High
            -------------            ---------  ---------

               3/31/97               $ 0.84375  $ 2.53125
               6/30/97               $ 0.875    $ 2.625
               9/30/97               $ 1.375    $ 4.00
              12/31/97               $ 2.50     $ 3.375
               3/31/98               $ 1.75     $ 2.8125
               6/30/98               $ 2.125    $ 3.375
               9/30/98               $ 2.00     $ 3.75
              12/31/98               $ 1.25     $ 3.8125



The common stock purchase warrants of the Company were traded on the NASDAQ Stock Market under the symbol GRDNW. On October 27, 1998 the Company received a letter from NASDAQ indicating that the warrants were subject to delisting because the warrants had failed to maintain a minimum of two active market makers. Based on limited interest in the warrants from outside investors management decided not to attempt to rectify the market maker situation. NASDAQ subsequently delisted the warrants. The prices listed below are the high and low sales prices for the common stock warrants during 1997 and 1998.




                                            Price
                                     ---------------------
              Quarter Ended             Low         High
              -------------          ---------   ---------

                 3/31/97             $ 0.09375   $ 0.750
                 6/30/97             $ 0.0625    $ 0.250
                 9/30/97             $ 0.03125   $ 0.46875
                12/31/97             $ 0.250     $ 0.375
                 3/31/98             $ 0.3125    $ 0.3125
                 6/30/98             $ 0.250     $ 0.375
                 9/30/98             $ 0.125     $ 0.4375
                12/31/98             $ 0.050     $ 0.125




There have been no dividends declared since inception.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto.


OVERVIEW

As disclosed in the Company's independent auditors report on the financial statements as of and for the years ended December 31, 1998 and 1997 (and further discussed in Note 2 to the financial statements) the Company has suffered continued losses from operations since inception that raise substantial doubt about its ability to continue as a going concern. In an effort to reverse this trend and achieve profitability management has taken, or intends on taking the following actions:

      1.) Seek acquisition candidates with profitable operations to build the Company's revenue base.

      2.) Increase revenue output of existing operations. During the first quarter of 1999, Guardian set in motion the NS Microwave Sales and Marketing Agreement that was negotiated as part of the dissolution of the previously announced purchase agreement between the two companies. The NSM Agreement is anticipated to produce an additional element of revenue in the form of microwave products that can be offered to the Company's existing armor products customer base.

      3.) Reduce non-armor manufacturing related costs and activities associated with the Company's existing operations. As discussed in Note 11 to the financial statements, the Company sold its manufacturing and administrative facility for $2,825,000. In conjunction with the sale, the purchaser assumed the Company's note payable, thereby reducing interest costs. Residual proceeds from the sale of approximately $883,000 will be used to facilitate the Company's acquisition plans.


      For these reasons, management believes that no adjustments or reclassifications of recorded assets and liabilities is necessary at this time. There can be no assurances, however, that the Company will be successful in these plans.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997


Net sales for 1998 were $1,656,649 compared to $1,154,970 in 1997, an increase of $501,679 or 43.4%. The increase in sales is attributable primarily to the completion of a new order to supply armor products to an allied government during 1998. The Company anticipates continued sales during 1999 associated with this order.

The Company's gross profit in 1998 was $278,672 or 17% compared to a gross loss of ($82,135) in 1997. The Company's improved margin resulted from increased sales coupled with reductions in production costs and increased manufacturing efficiency.

Total operating expenses were $697,856 for 1998 compared to $799,822 for 1997. Selling expenses were 129,070 in 1998 compared to $258,067 in 1997, a decrease of $128,997 or 50.0%. The decrease was attributable primarily to a decrease in sales consultant costs of $51,524 and a decrease in advertising and promotion of $34,730. General and administrative costs were $568,786 in 1998 compared to $521,755 in 1997, an increase of $47,301 or 9.0%. The increase was attributable primarily to a bad debt cost of $32,224 in 1998.

Other income (expense) was ($28,071) in 1998 compared to $847 in 1997. The decrease was attributable primarily to two factors. Rental income increased by $82,919 from $101,150 in 1997 to $184,069 in 1998 as the Company was able to lease out the remaining unoccupied space in its Dulles, Virginia facility. Offsetting the increase in rental income during 1998 was acquisition costs of $111,423 (mostly legal and audit fees) related to a failed acquisition. Without these additional non-operating costs, the Company's net loss would have been ($355,832) or 61% lower than the loss incurred in 1997.

The net loss in 1998 was ($447,255) or ($.40) per share compared to ($861,110) or ($.77) per share in 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Net sales for 1997 were $1,154,970 compared to $1,475,577 in 1996, a decrease of $320,607 or 21.7%. The decrease in sales is attributable to a decrease in sales to foreign governments and agencies (from $314,850 or 21% of sales in 1996 to $42,059 or 4% of sales in 1996), a decrease of $272,791.

The Company sustained a gross loss in 1997 of ($82,135) compared to a gross profit of $156,834 in 1996. The reduction in gross margin for the year ended December 31, 1997 as compared to 1996 resulted from lower sales volume, production inefficiencies attributed to a large number of small orders and the disposition of approximately $33,000 of obsolete inventory.

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

Rental income increased from nil in 1996 to $101,150 in 1997 as the Company was able to lease excess space in its new facility. The net loss in 1997 was ($861,110) compared to ($953,684) in 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998 the Company had total assets of $4,241,669 compared to total assets of $3,729,872 as of December 31, 1997, a decrease in assets of $511,817. Total liabilities increased from $1,451,004 as of December 31, 1997 to $2,110,136 as of December 31, 1998. Total shareholders' equity decreased $147,255 to $2,131,533 as of December 31, 1998.

Total current assets as of December 31, 1998 were $1,530,634 and consisted of cash and equivalents of $585,937, net accounts receivable of $193,718, inventory of $180,786, notes receivable of $400,000 and prepaid expenses and other assets of $170,193. Total current liabilities as of December 31, 1998 were $286,880, comprised of accounts payable and accrued expenses of $205,933 and the current portion of notes payable of $80,947. Working capital as of December 31, 1998 was $1,243,754 representing an increase in working capital for the year of $877,381. Working capital increased during the year primarily due to the receipt of approximately $1,000,000 in excess funds from a mortgage placed on the Company's office and manufacturing facility coupled with the receipt of $300,000 from the issuance of common stock and the exercise of stock options offset by operating losses sustained during the year of $447,255.

Total assets as of December 31, 1998 of $4,241,669 include, in addition to current assets of $1,530,634 discussed above, net property and equipment of $2,711,035 comprised primarily of costs associated with the Company's acquisition of land and the subsequent construction of the Company's executive offices and manufacturing facility thereon.

Total liabilities as of December 31, 1998 of $2,110,136 include, in addition to current liabilities of $286,880 discussed above, the long term portion of notes payable of $1,823,256 comprised of a mortgage received from a commercial entity bearing interest at 7.5% per annum. Long term debt as of December 31, 1997 was $927,148 comprised of $900,000 in long term debt received from a commercial entity bearing interest at 15% per annum and $27,148 associated with an insurance premium finance agreement.

As of December 31, 1998 the Company reported shareholders' equity of $2,131,533. This represents a decrease of $147,255 from December 31, 1997 shareholders' equity. The decrease is attributable to the Company's net loss for the year of $(447,255) offset by the issuance of common stock and the exercise of stock options in the amount of $300.000.


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

                              THE YEAR 2000 ISSUE

The Year 2000 Issue (Y2K) is the result of computer programs being written using two digits rather than four to define the applicable year. Any the the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Based upon a recent assessment, the Company has made a preliminary determination that it may be required to upgrade or replace certain portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that, with upgrades of existing software and conversions to new software at minimal cost, Y2K can be mitigated. However, the Y2K solutions have not been implemented and are not scheduled to be completed until later in 1999. If such upgrades and conversions are not made, or are not completed or available timely, the Year 2000 Issue could have a material impact on the operations of the Company.

Furthermore, the Company has yet to initiate formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company has one supplier upon which it relies for the majority of its ballistic materials. Should this supplier suffer from problems related to Y2K, the Company has alternate sources to which it could turn to obtain these materials. As a secondary alternative, the Company also has other sources to which it could turn to obtain alternative ballistic materials made from other raw materials. As a result, the Company believes that the effects of Y2K, as it may effect its significant suppliers, can be mitigated. However, there can be no guarantee that the systems of other companies on which the Company's business relies will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. In the view of the foregoing, there can be no assurance that the Year 2000 Issue will not have a material adverse effect upon the Company.


                           ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company's financial statements for the year ended December 31, 2000 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued in February 1998. This statement revises the disclosure requirement for pensions and other postretirement benefits. This statement is effective for the Company's financial statements for the year ended December 31, 1998 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

ITEM 7                        FINANCIAL STATEMENTS


                         INDEX TO FINANCIAL STATEMENTS



INDEPENDENT AUDITORS' REPORTS

BALANCE SHEET - December 31, 1998

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - For the Years Ended
  December 31, 1998 and 1997

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - For the Years Ended
  December 31, 1998 and 1997

STATEMENTS OF CASH FLOWS - For the Years Ended December 31, 1998 and 1997

NOTES TO FINANCIAL STATEMENTS

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Guardian Technologies International, Inc.
Dulles, Virginia


We have audited the accompanying balance sheet of Guardian Technologies International, Inc. as of December 31, 1998 and the related statements of operations and comprehensive loss, changes in shareholders' equity, and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guardian Technologies International, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operations and negative operating cash flows. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


HEIN + ASSOCIATES LLP


Denver, Colorado
March 5, 1999, except for Note 11, as to which the date is March 31, 1999

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Guardian Technologies International, Inc.
Dulles, Virginia


We have audited the balance sheet of Guardian Technologies International, Inc. as of December 31, 1997 and the related accompanying statements of operations and comprehensive loss, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guardian Technologies International, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered continued losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Thompson, Greenspon & Co., P.C.



Fairfax, Virginia
March 3, 1998

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                                  BALANCE SHEET
                                DECEMBER 31, 1998



                                     ASSETS

       CURRENT ASSETS
         Cash and cash equivalents                              $   585,937
         Accounts receivable                                        193,718
         Inventories                                                180,786
         Note receivable                                            400,000
         Prepaid expenses and other                                 170,193
                                                                -----------
                Total Current Assets                              1,530,634

       PROPERTY AND EQUIPMENT, net                                2,711,035
                                                                -----------

       TOTAL ASSETS                                             $ 4,241,669
                                                                ===========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

       CURRENT LIABILITIES
         Notes payable and current portion of long-term debt    $    80,947
         Accounts payable                                           193,726
         Accrued payroll and related benefits                        12,207
                                                                -----------
                Total Current Liabilities                           286,880

       LONG TERM DEBT, less current portion                       1,823,256
                                                                -----------
                Total Liabilities                                 2,110,136
                                                                -----------

       COMMITMENTS AND CONTINGENCIES (Notes 2 and 5)

       SHAREHOLDERS' EQUITY
         Preferred stock, $0.20 par value, 1,000,000 shares
           authorized; no shares issued and outstanding                   -
         Common stock, par value $0.001, 15,000,000 shares
           authorized; 1,243,831 shares issued and
           outstanding                                                1,244
         Additional paid-in capital                               4,407,294
         Accumulated  deficit                                    (2,277,005)
                                                                -----------
                Total Shareholders' Equity                        2,131,533
                                                                -----------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 4,241,669
                                                                ===========



             See accompanying notes to these financial statements.

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997




                                                          1998         1997
                                                      -----------  -----------

   Net Sales                                          $ 1,656,649  $ 1,154,970

     Cost of goods sold                                 1,377,977    1,237,105
                                                      -----------  -----------

   Gross Profit (Loss)                                    278,672      (82,135)

   Operating Expenses:
     Selling expenses                                     129,070      258,067
     General and administrative                           568,786      521,755
                                                      -----------  -----------
       Total operating expenses                           697,856      779,822
                                                      -----------  -----------

   Operating Loss                                        (419,184)    (861,957)

   Other Income (Expense):
     Financing expense, net                              (100,717)    (100,303)
     Rental income                                        184,069      101,150
     Costs related to failed acquisition                 (111,423)           -
                                                      -----------  -----------
       Total other income (expense)                       (28,071)         847
                                                      -----------  -----------
   Net Loss and Comprehensive Loss                    $  (447,255) $  (861,110)
                                                      ===========  ===========
   Net Loss per Common Share,
     Basic and Dilutive                               $      (.40) $      (.77)
                                                      ===========  ===========
   Average Common Shares Outstanding,
     Basic and Dilutive                               $ 1,120,310  $ 1,114,201
                                                      ===========  ===========




             See accompanying notes to these financial statements.

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1998 AND 1997




                                                                                                  Net
                                                                                            Unrealized Gain
                                                                      Additional             on Securities
                                                    Common Stock        Paid-in     Notes      Available   Accumulated
                                                  Shares     Amount     Capital   Receivable    for Sale     Deficit      Total
                                                ----------  --------  ----------  ----------  -----------  -----------  ----------


Balances, January 1, 1997                        1,114,201     1,114   4,140,504     (33,080)      10,736     (968,640)  3,150,634

  Net change in unrealized gain on
    securities available for sale                        -         -           -           -      (10,736)           -     (10,736)
  Cancellation of common stock subscriptions             -         -     (33,080)     33,080            -            -           -
  Net loss                                               -         -           -           -            -     (861,110)   (861,110)
                                                ----------  --------  ----------  ----------  -----------  -----------  ----------
Balances, December 31, 1997                      1,114,201     1,114   4,107,424           -            -   (1,829,750)  2,278,788

  Exercise of options                              100,000       100     249,900           -            -            -     250,000
  Issuance of commom stock                          29,630        30      49,970           -            -            -      50,000
  Net loss                                               -         -           -           -            -     (447,255)   (447,255)
                                                ----------  --------  ----------  ----------  -----------  -----------  ----------
Balances, December 31, 1998                      1,243,831  $  1,244  $4,407,294  $        -  $         -  $(2,277,005) $2,131,533
                                                ==========  ========  ==========  ==========  ===========  ===========  ==========





             See accompanying notes to these financial statements.

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                           1998         1997
                                                       -----------  -----------

  CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                           $  (447,255) $  (861,110)
    Adjustments to reconcile net loss to cash used
      in operating activities:
        Depreciation and amortization of property
          and equipment                                     92,949       92,812
        Write down of assets to net realizable value        68,224            -
        Interest capitalized in connection with
          construction in progress                               -      (19,000)
        Realized loss on securities available for sale           -        1,464
    Change in operating assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                                 42,382     (208,427)
        Inventories                                        235,550      133,247
        Prepaid expenses and other                         (66,697)      76,725
      Increase (decrease) in:
        Accounts payable                                  (155,725)    (540,389)
        Accrued payroll and related benefits               (19,629)           -
        Customer deposits                                  (80,981)      81,088
                                                       -----------  -----------

        Net cash used in operating activities             (331,182)  (1,243,590)
                                                       -----------  -----------

  CASH FLOWS FROM INVESTING ACTIVITIES
    Payments for construction in progress                        -     (199,253)
    Purchase of property and equipment                      (6,429)     (44,567)
    Proceeds from sale of securities available for sale          -    3,512,311
    Purchase of securities available for sale                    -   (1,022,758)
    Investment in certification costs                       (1,300)      (5,303)
    Decrease in deposits                                         -          487
    Issuance of notes receivable                          (500,000)           -
    Payments on notes receivable                           100,000            -
                                                       -----------  -----------
        Net cash provided by (used in)
          investing activities                            (407,729)   2,240,917
                                                       -----------  -----------

  CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings on line-of-credit                                 -       40,000
    Payments on line-of-credit                                   -      (40,000)
    Proceeds from issuance of notes payable              1,926,161      900,000
    Payment on notes payable                            (1,010,774)  (1,907,569)
    Exercise of options                                    250,000            -
    Issuance of common stock                                50,000            -
                                                       -----------  -----------
        Net cash provided by (used in)
          financing activities                           1,215,387   (1,007,569)
                                                       -----------  -----------

  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         476,476      (10,242)

  CASH AND CASH EQUIVALENTS, beginning of period           109,461      119,703
                                                       -----------  -----------

  CASH AND CASH EQUIVALENTS, End of period             $   585,937  $   109,461
                                                       ===========  ===========

  SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
        Cash paid for interest                         $   146,842  $   211,681
                                                       ===========  ===========
        Cancellation of common stock subscriptions     $         -  $    33,080
                                                       ===========  ===========




             See accompanying notes to these financial statements.

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS


1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF OPERATIONS - Guardian Technologies International, Inc. (the "Company") was incorporated in Virginia on October 30, 1989 and commenced full production in December 1990. The Company manufactures and distributes soft armor products, primarily superior quality ballistic protective vests, for law enforcement officers, armed forces personnel, and other legitimate individuals or groups requiring protective equipment.

      In February 1996, the Company was reincorporated in the State of Delaware under the name of Guardian Technologies International, Inc. and was authorized to issue 15,000,000 shares of common stock, $.001 par value, and 1,000,000 shares of preferred stock, $.20 par value. Thereafter, pursuant to approval of the Company stockholders at a special stockholders meeting, a Plan of Agreement and Merger between Guardian Technologies International, Inc., the Virginia corporation and Guardian Technologies International, Inc., the Delaware corporation was executed and filed with 2,364,983 shares of common stock of the Delaware corporation issued in a share for share exchange for the 2,364,983 shares of the Virginia corporation then outstanding.

      Effective May 23, 1997, the Board of Directors authorized a one-for-three reverse stock split for the Company's common shares and Class A warrants, thereby decreasing the number of issued and outstanding common shares to 1,114,201 and reducing issued and outstanding purchase warrants to 814,417. All references in the accompanying financial statements and notes to financial statements to the number of common shares and per-share amounts have been restated to reflect the reverse stock split.


      REVENUE RECOGNITION - Manufacturing revenue is recognized upon shipment of product. Rental income is recorded as earned in connection with tenant lease agreements at the Company's office and manufacturing facility.


      USE OF ESTIMATES - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statments and accompanying notes. Actual results could differ from those estimates.


      FINANCIAL INSTRUMENTS - The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other liabilities approximate their carrying amounts in the financial statements.

      Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt approximates its carrying value.


      CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist of trade accounts receivable and cash. The Company grants credit terms in the normal course of business to its customers, who are primarily dealers or municipal, state and Federal law enforcement agencies, and who are located throughout the United States. As part of its ongoing procedures, the Company monitors the credit worthiness of its customers.

      The Company maintains cash in commercial banks in accounts which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per customer and in uninsured accounts. The cash amount presented on the balance sheet reflects the actual amounts on deposit with banks reduced for outstanding checks and increased for deposits in transit. At December 31, 1998, the Company had cash in banks in excess of FDIC insured limits of approximately $606,000.

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC

                         NOTES TO FINANCIAL STATEMENTS


1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

      CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.


      ACCOUNTS RECEIVABLE - It is the practice of management to write off receivables in the year amounts are determined to be uncollectible. No allowance for doubtful accounts is reflected in these financial statements since management believes all accounts at December 31, 1998 to be fully collectible.


      INVENTORIES - Inventories consist of purchased materials and components, work-in-process, and finished goods. Inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. Inventories consisted of the following at December 31, 1998:


         Raw materials and components                     $  148,502
         Work-in-process                                       1,974
         Finished goods                                       30,310
                                                          ----------
                                                          $  180,786
                                                          ==========


      SECURITIES AVAILABLE FOR SALE - Securities to be held for indefinite periods of time are classified as securities available for sale. Unrealized gains and losses are excluded from earnings and shown as a separate component of shareholders' equity, net of applicable income taxes.


      PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost and depreciated over their estimated useful lives. The Company uses the straight-line and accelerated methods of depreciation, respectively, for financial statement and income tax reporting purposes.

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


      IMPAIRMENT OF LONG-LIVED ASSETS - The Company performs an assessment for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If the net carrying value exceeds estimated undiscounted future net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value.

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC

                         NOTES TO FINANCIAL STATEMENTS


1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

      CERTIFICATION COSTS - The Company has capitalized certain costs associated with certification of its products. Certification costs are carried at cost less accumulated amortization. Amortization is taken on the straight-line basis over five years. Certification costs totalling $17,100
      (net) are included in prepaid expenses and other on the balance sheet.


      COMPREHENSIVE INCOME (LOSS) - In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
      (SFAS) No. 130, "Reporting Comprehensive Income (Loss)". SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997, defines comprehensive income as all changes in shareholders' equity exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in mimimum pension liabilities. The Company's comprehensive income (loss) was equal to its net income (loss) for all periods presented in these financial statements.


      STOCK-BASED COMPENSATION - As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. Certain pro forma net income and EPS disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.


      RENTAL INCOME - The Company leases out the unused portion of the building which it owns. Rental income and payments are recorded and received on a monthly basis. Rental income was $184,069 and $101,150 in 1998 and 1997, respectively.


      INCOME TAXES - The Company utilizes the liability method for accounting for income taxes. The liability method accounts for deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to differences between financial statement amounts and tax bases of assets and liabilities. The resulting deferred income tax liabilities are adjusted to reflect changes in tax laws and rates. Temporary differences consist of the difference in financial statement and income tax bases for property and equipment. Deferred income taxes related to an asset or liability are classified as current or noncurrent based on the classification of the related asset or liability.


      NET LOSS PER COMMON SHARE - The Company has adopted SFAS No. 128 which establishes standards for computing and presenting earnings per share
      (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of EPS - basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All potential dilutive securities are antidilutive as a result of the Company's net loss for the years ended December 31, 1998 and 1997. Accordingly, basic and diluted EPS are the same for each year.

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS


1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company's financial statements for the year ended December 31, 2000 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

      SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued in February 1998. This statement revises the disclosure requirement for pensions and other postretirement benefits. This statement is effective for the Company's financial statements for the year ended December 31, 1998 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.


2.  GOING CONCERN CONSIDERATIONS

      The Company has incurred losses since inception, including $447,225 in 1998 and $861,110 in 1997. Although the current year loss was significantly reduced from that of the previous year, the Company's loss history, coupled with a relatively low gross margin business and substantial general and administrative costs raise substantial doubt about the Company's ability to continue as a going concern. In an effort to achieve profitable operations, the Company is currently pursuing the following activities:

      - Seeking acquisition candidates with profitable operations to build the Company's revenue base.

      - Increasing revenue output of existing operations. During the first quarter of 1999, the Company entered into a sales and marketing agreement with NS Microwave (the NSM Agreement) that was negotiated as part of the dissolution of the previously announced purchase agreement between the two companies. The NSM Agreement is anticipated to produce an additional element of revenue in the form of microwave products that can be offered to the Company's existing armor products customer base.

      - Reducing non-armor manufacturing related costs and activities associated with the Company's existing operations. As discussed in Note 11, the Company sold its manufacturing and administrative facility for $2,825,000. In conjunction with the sale, the purchaser assumed the Company's note payable, thereby reducing interest costs. Residual proceeds of approximately $833,000 from the sale will be used to facilitate the Company's acquisition plans.

      For  these   reasons,   management   believes  that  no   adjustments   or
      reclassifications of recorded assets and liabilities is necessary at this time.


3.  NOTE RECEIVABLE

      In conjunction with a failed acquisition in 1998, the Company loaned $500,000 to a potentially acquired entity. The interest rate is 8%, and payments of $50,000 principal plus interest are due each month. A 637-acre parcel of land and a building have been pledged as collateral on the note. At December 31, 1998, the note balance had been paid down to $400,000. Subsequent to December 31, 1998, an additional $150,000 has been repaid on this note.

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS




4.  PROPERTY AND EQUIPMENT

      Property and equipment consists of the following at December 31, 1998:


         Land for Builiding                $   237,339
         Building                            2,524,780
         Manufacturing equipment                74,494
         Furniture and fixtures                 76,555
         Computer equipment                     48,637
                                           -----------
                                             2,961,805
         Accumulated depreciation             (250,770)
                                           -----------
                                           $ 2,711,035
                                           ===========

      Depreciation expense for the years ended December 31, 1998 and 1997 was $92,949 and $92,812, respectively.

      On March 31, 1999, the Company sold its land and building (see Note 11).


5.  NOTES PAYABLE

      In March 1998, the Company received, from a commercial entity, a loan of $1,900,000 to refinance an outstanding note payable of $900,000. The loan calls for a 10-year term and 20-year amortization schedule and is collateralized by a first deed of trust on the office and manufacturing facility in Dulles, Virginia, as well as assignment of all tenant occupancy leases and essentially all assets of the Company. The commitment also provides for monthly payments of principal and interest of $15,306, including interest at 7.5% per annum, with the remaining principal due at maturity. If the loan is prepaid in full before the first five years of the loan, the Company will be subject to certain prepayment premiums computed as a percent of the unpaid balance. This note payable has been assumed by the purchaser of the land and building (see Note 11).

      In February 1997, the Company executed a one year note for $900,000 with a commercial entity. Interest at 15% annual rate was due monthly. The note was secured by a first deed of trust on the office and manufacturing facility in Dulles, Virginia. The note was extended to February 1999. This note was fully paid off in March 1998 as noted above.

      Also included in notes payable is an insurance premium finance agreement totaling $35,900. The agreement matures in May 1999 and calls for monthly payments of principal and interest of $5,539 with interest at 8%.

      The following is a schedule of future principal payments as of December 31, 1998.


              Year ending December 31,
              ------------------------
                      1999                             $    80,946
                      2000                                  48,578
                      2001                                  52,350
                      2002                                  56,414
                      2003                                  60,793
                      Thereafter                         1,605,122
                                                       -----------
                                                         1,904,203
                      Less current portion                 (80,947)
                                                       -----------
                                                       $ 1,823,256
                                                       ===========

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS


6.  LEASE COMMITMENTS

      The Company has executed lease agreements with three tenants, effective February 1, 1997 and one tenant effective February 1, 1998, for approximately 18,800 square feet of office space in the Company's facility located in Dulles, Virginia. The leases are from five to seven years, provide for monthly payments of base rent and operating expenses, and include a 2% to 3.5% increase in base rent annually.

      At December 31, 1998, future minimum lease payments receivable are as follows:


            1999                                   $ 184,600
            2000                                     190,900
            2001                                     197,400
            2002                                     131,500
            2003                                      51,500
            Thereafter                                 3,700
                                                   ---------
                                                   $ 759,600
                                                   =========

      During February 1997, the Company purchased the land and building it currently uses for its manufacturing facility and office space. Office rental expense of $12,100 for the year ended December 31, 1997 is net of sublease rental income of $36,200.


7.  SHAREHOLDERS' EQUITY

      The Company has the authority to issue 1,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares as may be determined by the Board of Directors. There were no ourstanding shares of preferred stock in 1998 or 1997.

      Current year common stock activity consisted of the exercise of 100,000 options by officers and directors of the Company, and the issuance of 29,630 shares, at market to a company which has a common officer with the Company.

      WARRANTS - In conjunction with the initial public offering in 1996, the Company issued 814,356 warrants. These warrants have an exercise price of $15.00 per share and expire in the year 2001. None of these warrants have been exercised.

      STOCK OPTION PLANS - On December 8, 1997, the shareholders approved a stock option plan authorizing options for 300,000 shares of the Company's common stock. Under the terms of the plan, the exercise price of non-qualified options will be the lesser of the book value per share of the common stock as of the end of the Company's fiscal year immediately preceeding the date of such grant or 50% of the fair market value per share of the common stock on the date of such grant. For incentive stock options, the exercise price shall not be less than fair market value per share at the date of such grant. Options shall expire on the date specified by the Board but not more than 10 years from the date of grant for non-qualified and incentive stock options and options granted to employees expire 90 days after termination. Following is a summary of activity under the stock option plan for the years ended December 31, 1998 and 1997:

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS


7.  SHAREHOLDERS' EQUITY (continued)

                                               1998                              1997
                                      -----------------------           -----------------------
                                                    Weighted                           Weighted
                                                     Average                            Average
                                        Number      Exercise              Number       Exercise
                                      of Shares       Price             of Shares       Price
                                      ---------     ---------           ---------     ---------

   Outstanding, beginning of year        33,333     $    1.32              33,333     $    1.32

     Granted                            300,000          2.50                   -             -
     Exercised                         (100,000)         2.50                   -             -
                                      ---------     ---------           ---------     ---------
   Outstanding, end of year             233,333     $    2.33              33,333     $    1.32
                                      =========     =========           =========     =========


      Of the 300,000 options issued in 1998, 275,000 were issued to officers and directors of the Company. All of the 100,000 options exercised in 1998 were by officers and directors of the Company.

      At December 31, 1998, all options were vested and exercisable. If not previously exercised or forfeited, all options outstanding at December 31, 1998 will expire in the year ending December 31, 2000 at a weighted average exercise price of $2.33 per share. At December 31, 1998, the weighted average remaining contractual life of options outstanding was approximately 14 months.

      Presented below is a comparison of the weighted average exercise price and fair values of the Company's common stock on the measurement date for all stock options granted to employees during 1998:

                                                 Number of   Exercise     Fair
                                                   Shares       Price     Value
                                                 ---------   --------   --------

      Market price equal to exercise price           5,000   $   2.50   $   2.00
      Exercise price greater than market price     295,000   $   2.50   $   1.52
                                                 ---------   --------   --------
                                                   300,000   $   2.50   $   1.53
                                                 =========   ========   ========


      PRO FORMA STOCK-BASED COMPENSATION DISCLOSURES - The Company applies APB Opinion 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options and warrants to employees since the exercise prices were not less than the market value of the Company's common stock on the grant dates. Had the compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net loss and EPS would have been increased to the pro forma amounts indicated below.

                                   Year Ended
                                  December 31,
                                                        -----------------------
                                                           1998        1997
                                                        ----------   ----------

        Net loss applicable to common shareholders
             As reported                                $ (447,255)  $ (861,110)
             Pro forma                                  $ (579,363)  $ (861,110)

        Net loss per common shareholders
             As reported - basic and diluted            $    (.40)   $     (.77)
             Pro forma - basic and diluted              $    (.52)   $     (.77)

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS


7.  SHAREHOLDERS' EQUITY (continued)

      The fair value of each option granted in 1998 was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions:

           Expected volatility                        165.2%
           Risk-free interest rate                      5.5%
           Expected dividends                              -
           Expected terms (in years)                     2.0

8.  INCOME TAXES

      There was no provision for income taxes for the years ended December 31, 1998 or 1997 due to net operating losses, and deferred tax assets being offset by a valuation allowance.

      The deferred tax asset for the years ended December 31, are comprised of the following items:


                                                     1998       1997
                                                  ---------  ---------

           Deferred tax assets:
             Net operating loss carryforward      $ 843,000  $ 703,000
             Other                                   37,000      3,000
                                                  ---------  ---------
                   Gross deferred tax assets        880,000    706,000

           Deferred tax liability:
             Property and equipment                 (65,000)   (63,000)
                                                  ---------  ---------
                   Net deferred tax asset           815,000    643,000

           Less: deferred tax asset valuation
             allowance                             (815,000)  (643,000)
                                                  ---------  ---------
                   Net deferred tax asset         $       -  $       -
                                                  =========  =========

      A reconciliation between the amount of reported Federal income tax benefit and the amount computed by multiplying the applicable statutory Federal income tax rate is as follows:

                                                        1998        %           1997        %
                                                     ---------   ------      ---------   ------
Computed expected tax benefit                        $(152,000)   (34)%      $(293,000)   (34)%
(Increase) decrease in tax
  benefit resulting from:
    State tax benefit                                  (18,000)    (4)         (52,000)    (6)
    Other                                               (2,000)     -           80,000      9
    Increase (reduction) in valuation allowance
      related to net operating loss carryforwards
      and change in temporary differences              172,000     38          265,000     31
                                                     ---------   ------      ---------   ------
                                                     $       -      0 %      $       -      0 %
                                                     ---------   ------      ---------   ------


      At December 31, 1998, the Company has net operating loss carryforwards of approximately $2,200,000 available under provisions of the Internal Revenue Code to be applied against future taxable income. These carryforwards are subject to annual limitations on utilization and expire from December 31, 2010 through December 31, 2018.

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS


9.  MAJOR CUSTOMERS

      The Company sells its products primarily to authorized dealers for resale to municipal, county and state law enforcement agencies throughout the United States. Approximately 2% of sales in 1998 and 4% of sales in 1997 were to foreign governments and agencies.

      Percentage of sales to major domestic customers at December 31, are as follows:

                                                      1998         1997
                                                      ----         ----

          U.S. Government Agency                       19%         33%
          Municipal law enforcement agency             26%         11%


10. MAJOR SUPPLIER CONCENTRATION

      The ballistic resistant products of the Company are primarily manufactured with the raw materials Spectra 1000 woven fabric and Spectra Shield. These two products are manufactured and distributed only by one company. As of December 31, 1998 and 1997, Guardian Technologies International, Inc., owed $80,600 and $129,400, respectively, to this company.


11. SUBSEQUENT EVENTS

      On March 31, 1999, the Company sold its land and building for $2,825,000, which is greater than its net cost of approximately $2,640,000. In conjunction with the sale, the purchaser assumed the Company's note payable which is collateralized by the building, which balance was approximately $1,857,000 on the date of the sale. The total proceeds to the Company was approximately $883,000. The Company also signed a 5-year lease totaling approximately $13,000 per month on the building after it was sold. In conjunction with the sale, the Company will no longer recognize rental income nor will it recognize depreciation expense related to the building or general operating costs attributable to being the owner of a building.

      Subsequent  to  December  31,  1998,   the  Company   disbursed   $861,000
      representing a deposit toward the purchase of a 55.16% interest in Structural Steel Holdings, Inc., a Delaware Corporation that will purchase 100% of the stock of an unrelated company. This transaction is expected to be consumated in 1999.

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


     NAME                   AGE             POSITION

Oliver L. North...........   55   Chairman of the Board,
                                    President and Secretary
J. Andrew Moorer..........   36   Chief Operating Officer
Joseph F. Fernandez.......   61   Director, Treasurer and Vice President
Travis Y. Green...........   44   Director
Herbert M. Jacobi.........   59   Director
Hugh E. Sawyer............   46   Director
John C. Power.............   36   Director

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

     J. Andrew Moorer was named Chief Operating Officer during 1998. He began his career as a Certified Public Accountant in the Audit and Emerging Business Services Group of the international accounting firm of PriceWaterhouseCoopers. Since leaving public accounting in 1987, Mr. Moorer has held various positions in finance with increasing levels of responxibility, including the position of Chief Financial Officer for several firms. Mr. Moorer received his formal education at Loyola College of Maryland.

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

                          EXECUTIVE COMPENSATION TABLE

                                Annual Compensation                   Long Term Compensation
                            ---------------------------           ----------------------------------

Name                     Year                                        Restricted       Restricted
Principal                Ended                       Other           Stock     Options  LTIF      All other
Other Position           December Salary      Bonus  Compensation    Awards    SARA     Payouts   Compensations
-----------------------  -------- -------     -----  ------------    ------    ----     -------   -------------
Oliver L. North            1998    $      0     --     --              --        --      --         (1)
President and Secretary    1997    $ 16,014     --     --              --        --      --         (1)

J. Andrew Moorer           1998    $      0     --     --              --        --      --         (1)
Chief Operating Officer

Joseph F. Fernandez        1998    $ 70,327     --     --              --        --      --         (1)
Vice President             1997    $ 72,849     --     --              --        --      --         (1)



The above table reflects salary expenses as recorded on the Company's financial statements in according with generally accepted accounting principles. As such, the amounts may differ from the base salary rates discussed below.


EMPLOYMENT CONTRACTS

Effective  January 1, 1997, the employment  agreements of the President and Vice
President were amended to reduce the base salaries payable to each to $77,900 for 1997 only. Subsequently, the Compensation Committee reduced the base salary of the President to $21,150 for 1997 only. During 1998, the Compensation Committee further reduced the base salaries of the president and vice president to $0 and $73,500 respectively.

The Board or Compensation Committee, in their sole discretion, may award bonuses to the officers. The amended agreements include provisions for additional compensation payable to the officers in the event of termination of employment without cause, or upon change of control of the Company.

ITEM 11    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of April 9, 1999 with respect to the beneficial ownership of shares of Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) each executive officer named in the Summary Compensation Table appearing below under "Executive Compensation", and (iv) all executive officers and directors as a group. Except as indicated in the footnotes to the table, persons named in the table have sole voting and investment power with respect to all shares of Common Stock which they respectively own beneficially.




         Name and Address               Number of Shares       Percent
         of Beneficial Owner          Beneficially Owned*     of Class*
         -------------------          -------------------     ---------

         Oliver L. North (1)                  212,990           15.7%
         Rt. 1, Box 560
         Bluemont, VA  20135

         Joseph F. Fernandez (2)              114,355            8.4%
         9542 Whitecedar Court
         Vienna, VA  22180

         Herbert M. Jacobi(3)                  20,000            1.5%
         8 West 38th Street
         New York, NY  10018

         J. Andrew Moorer(3)                   30,000            2.2%
         11 Sundial Circle, Suite 17
         Carefree, AZ  85377

         All Officers and Directors
         as a Group (7 persons)               377,345           27.8%



     *    Under applicable rules of the Securities and Exchange Commission
          (the "SEC"), a person is deemed to be the beneficial owner of a share of Common Stock if, among other things, he or she directly or indirectly has or shares voting power or investment power with respect to such shares. A person is also considered to beneficially own shares of Common Stock which he or she does not actually own but has the right to acquire presently or within the next sixty (60) days, by exercise of warrants or otherwise. The percentage of ownership was determined by assuming that all Warrants held by this securityholder have been exercised and that Warrants held by other securityholders have not been exercised.

(1) Represents 66,356 shares owned of record by the Oliver North Irrevocable Trust, 72,675 owned by the Oliver North Guarantor Annuity Trust, 1,580 shares owned by the Elizabeth North General Partnership, 15,799 shares owned by the Elizabeth North Limited Partnership and 1,580 shares owned by the Oliver North General Partnership (hereafter the "Trusts" and "Partnership", respectively). Although Mr. North is not a beneficiary of any of the Trusts, he continues to maintain voting control over all shares owned beneficially by the Trusts. Also includes incentive stock options exercisable to purchase, in the aggregate, 55,000 shares of the Company's common stock at an exercise price of $2.50 per share granted to Mr. North under the Company's 1997 Incentive Stock Option Plan (the "Plan").

(2)  Represents   94,355  shares  owned  by  Charles  Anthony  Gidden  Fernandez
     (13,334), Dale Gidden Fernandez (1,017), John David Gidden Fernandez (13,334), Joseph Culver Gidden Fernandez (13,334), Michael Louis Gidden Fernandez (13,334), Dale Gidden Fernandez C/F Andrew Francis Gidden
     Fernandez (13,334), Catherine Marie Gidden Fernandez Gros (13,334) and Elizabeth Anne Gidden Fernandez (13,334). Notwithstanding the foregoing, Mr. Fernandez continues to retain voting control over all shares owned by Mr. Fernandez' children. Also includes incentive stock options exercisable to purchase, in the aggregate, 20,000 shares of the Company's common stock at an exercise price of $2.50 per share granted under the Plan.

(3) Includes stock options exercisable to purchase shares of the Company's common stock at an exercise price of $2.50 per share granted under the Company's stock option plan in the following amounts: Jacobi - 20,000; and Moorer - 20,000.

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

      4.1    Form of Common Stock Certificate.*

      4.2    Form of Warrant.*

     10.1    Employment Agreement between the Company and Oliver L. North.**

     10.2    Employment Agreement between the Company and Joseph F. Fernandez.**

     10.3 Revolving Line of Credit Agreement dated December 7, 1995 among the Company, Creditanstalt Corporate Finance, Inc. and Oliver L. North, as Guarantor.**

     10.4 Promissory Note dated December 7, 1995 from the Company to Creditanstalt Corporate Finance, Inc.**

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

     10.8 Promissory Note dated February 7, 1997 from the Company to Dashco, Inc.**

     10.9 Deed of Trust between the Company and Marc A. Busman and Rosalyn R. Busman, Trustees.**

     10.10 Deed of Lease dated January 23, 1997 between the Company, as Landlord, and Freedom Alliance, as Tenant.**

     10.11 Letter re: Line of Credit facility between the Company and Adler Financial Group.**

     10.12 Letter re: Loan commitment between the Company and The Baltimore Life Insurance Company/Life of Maryland, Inc.***

     11      Statement re: Computation of Per Share Earnings.

     27      Financial Data Schedule

--------------------------------

* Filed as an Exhibit to the Company's Registration Statement on Form SB-2 dated March 22, 1996 (Reg. No. 333-2712-NY) and incorporated herein by reference.

** Filed as an Exhibit to the Company's 1996 Form 10-KSB dated April 15, 1997 and incorporated herein by reference.

*** Filed as an Exhibit to the Company's 1997 Form 10-KSB dated March 31, 1998 and incorporated herein by reference.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                                  (Registrant)

Date:  April 12, 1999                 By: /s/ Joseph F. Fernandez
                                         ---------------------------
                                             Joseph F. Fernandez
                                             Director, Treasurer and
                                               Vice President

     In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Oliver L. North                         Date:  April 12, 1999
    ---------------------------------------
     Oliver L. North
       Chairman of the Board,
         President and Secretary

By: /s/ J. Andrew Moorer                        Date:  April 12, 1999
    ---------------------------------------
     J. Andrew Moorer
       Chief Operating Officer

By: /s/ Joseph F. Fernandez                     Date:  April 12, 1999
    ---------------------------------------
     Joseph F. Fernandez
       Director, Treasurer and
         Vice President

By: /s/ Travis Y. Green                         Date:  April 12, 1999
    ---------------------------------------
     Travis Y. Green
     Director

By:  /s/ Herbert M. Jacobi                      Date:  April 12, 1999
     --------------------------------------
     Herbert M. Jacobi
     Director

By: /s/ Hugh E. Sawyer                          Date:  April 12, 1999
    ---------------------------------------
     Hugh E. Sawyer
     Director

By: /s/ John C. Power                           Date:  April 12, 1999
    ---------------------------------------
     John C. Power
     Director

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

            10.8 Promissory Note dated February 7, 1997 from the Company to Dashco, Inc.**

            10.9 Deed of Trust between the Company and Marc A. Busman and Rosalyn R. Busman, Trustees**

            10.10 Deed of Lease dated January 23, 1997 between the Company, as Landlord, and Freedom Alliance, as Tenant.**

            10.11 Letter re: Line of Credit facility between the Company and Adler Financial Group.**

            10.12     Letter re: Loan Commitment between the Company and
                      The Baltimore Life Insurance Company/Life of Maryland, Inc.***

            11        Statement re: Computation of Per Share Earnings.

            27        Financial Data Schedule



--------------------------------

* Filed as an Exhibit to the Company's Registration Statement on Form SB-2 dated March 22, 1996 (Reg. No. 333-2712-NY) and incorporated herein by reference.

** Filed as an Exhibit to the Company's 1996 Form 10-KSB dated April 15, 1997 and incorporated herein by reference.


*** Filed as an Exhibit to the Company's 1997 Form 10-KSB dated March 31, 1998 and incorporated herein by reference.

                                                                      Exhibit 11



                STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS





                                                             1998        1997
                                                          ---------   ---------

Primary Earnings Per Share

Net Income                                                ($447,255)  ($861,110)

Shares:
Weighted Average Common
Shares Outstanding                                        1,120,310   1,114,201

Effect of Shares Issuable Upon Exercise
of Warrants                                                       0           0

Effect of Shares Issuable Upon Exercise
of Options                                                        0           0

Adjusted Common Shares and Equivalents                    1,120,310   1,114,201

Earnings Per Share - Primary                                 ($0.40)     ($0.77)


Fully Diluted Earnings per Share:

Net Income                                                ($447,255)  ($861,110)

Shares:
Weighted Average Common
Shares Outstanding                                        1,120,310   1,114,201

Effect of Shares Issuable Upon
Exercise of Warrants                                              0           0

Effect of Shares Issuable Upon Exercise
of Options                                                        0           0

Adjusted Common Shares and Equivalents                    1,120,310   1,114,201

Earnings Per Share - Fully Diluted                           ($0.40)     ($0.77)