Form 10QSB
period 1999-03-31
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 1999-05-17
CIK 873198

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



                                   (Mark One)

                    [X] QUARTERLY REPORT UNDER SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended   March 31, 1999
                                                 ------------------

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

Number of shares of common stock, par value $.001 per share, outstanding at May 14, 1999: 1,243,831
             ------------

Transitional Small Business Disclosure Format (check one): YES      NO  X
                                                               ---     ---

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                                      INDEX





                                                                            Page

   Item 1. Financial Statements

         BALANCE SHEET - March 31, 1999                                      4

         STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - For the
           Three Month Periods Ended March 31, 1999 and 1998                 5

         STATEMENTS OF CASH FLOWS - For the Three Month Periods
           Ended March 31, 1999 and 1998                                     6

         NOTES TO FINANCIAL STATEMENTS                                       8

   Item 2. Management's Discussion and Analysis of Results of Operations    10

   Item 3. Defaults on Senior Securities                                    10

   Item 4. Submission of Matters to a Vote of Security Holders              10

   Item 5. Other Information                                                10

   Item 6. Exhibits and Reports on Form 8-K                                 10

Signature                                                                   10

Exhibit 11 - Statement re Computation of Per Share Earnings                 11

Exhibit 27 - Financial Data Schedule                                        13

                                     PART I

                              FINANCIAL INFORMATION

                          Item 1. Financial Statements

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                                  BALANCE SHEET
                                 March 31, 1999
                                    Unaudited


                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents ..................................   $ 1,237,601
  Accounts receivable ........................................        95,492
  Inventories ................................................       172,602
  Note receivable ............................................       250,000
  Prepaid expenses and other .................................       209,510
                                                                 -----------
         Total Current Assets ................................     1,965,205

PROPERTY AND EQUIPMENT, net ..................................        65,257

DEPOSIT FOR ACQUISITION ......................................       286,900
                                                                 -----------

TOTAL ASSETS .................................................   $ 2,317,362
                                                                 ===========


                      LIABILITIES AND SHAREHOLDERS'EQUITY

CURRENT LIABILITIES
  Notes payable ..............................................   $    60,960
  Accounts payable ...........................................       137,979
  Accrued payroll and related benefits .......................        17,700
                                                                 -----------
         Total Current Liabilities ...........................       216,639
                                                                 -----------

SHAREHOLDERS' EQUITY
  Preferred stock, $.20 par value, 1,000,000 shares
    authorized; no shares issued and outstanding .............             -
  Common stock, $.001 par value, 15,000,000 shares
    authorized; 1,243,831 shares issued and outstanding ......         1,244
  Additional paid-in capital .................................     4,407,294
  Accumulated deficit ........................................    (2,307,815)
                                                                 -----------
         Total Shareholders' Equity ..........................     2,100,723
                                                                 -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................   $ 2,317,362
                                                                 ===========




             See accompanying notes to these financial statements.

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               For the Three Months Ended March 31, 1999 and 1998
                                   Unaudited


                                                        Three Month Periods
                                                          Ended March 31,
                                                    --------------------------

                                                        1999           1998
                                                    -----------    -----------

Net sales .......................................   $   216,842    $   562,022

Cost of goods sold ..............................       190,749        483,854
                                                    -----------    -----------

Gross profit ....................................        26,093         78,168

Operating expenses:
  Selling expenses ..............................        12,952         40,150
  General and administrative ....................       178,150        207,343
                                                    -----------    -----------
    Total operating expenses ....................       191,102        247,493
                                                    -----------    -----------

Operating Loss ..................................      (165,009)      (169,325)

Other Income (Expense):
  Financing expense, net ........................       (24,932)       (33,298)
  Rental income .................................        49,372         41,799
  Gain on sale of assets ........................       109,759              -
                                                    -----------    -----------
    Total other income (expense) ................       134,199          8,501
                                                    -----------    -----------

Net Loss and Comprehensive Loss .................   $   (30,810)   $  (160,824)
                                                    ===========    ===========
Net Loss per Common Share,
  Basic and Dilutive ............................   $      (.02)   $      (.14)

Average Common Shares Outstanding,
  Basic and Dilutive ............................     1,243,831      1,114,201





              See accompanying notes to these financial statements

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                            STATEMENTS  OF CASH FLOWS
               For the Three months Ended March 31, 1999 and 1998
                                   Unaudited


                                                       March 31,     March 31,
                                                         1999          1998
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ........................................   $   (30,810)  $  (160,824)
  Adjustments to reconcile net loss to cash used
    in operating activities:
      Depreciation ................................        20,865        22,148
      Amortization ................................         2,295         2,049
      Gain on sale of property and equipment ......      (109,759)            -
      Compensation expense ........................             -        36,500

  Change in operating assets and liabilities:
    (Increase) decrease in:
      Accounts receivable .........................        98,226       108,066
      Inventories .................................         8,184       102,548
      Prepaid expenses and other ..................       (41,610)      (57,228)
    Increase (decrease) in:
      Accounts payable ............................       (55,747)       21,999
      Accrued payroll and related benefits ........         5,491             -
      Customer deposits ...........................             -       (83,000)
                                                      -----------   -----------
      Net cash (used in)
        operating activities ......................      (102,865)       (7,742)
                                                      -----------   -----------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of property and equipment ..............          (648)            -
  Proceeds from sale of property and equipment ....       877,941             -
  Acquisition of patent rights and certification ..             -        (1,300)
  Payments on notes receivable ....................       150,000             -
  Deposit on acquisition ..........................      (286,900)            -
                                                      -----------   -----------
       Net cash provided by/(used in)
         investing activities .....................       740,393        (1,300)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term borrowings ..............        50,000     1,900,000
  Principal payments on long-term debt ............       (35,864)     (916,189)
                                                      -----------   -----------
       Net cash provided by
         financing activities .....................        14,136       983,811
                                                      -----------   -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..       651,664       974,769

CASH AND CASH EQUIVALENTS, beginning of period ....       585,937       109,461
                                                      -----------   -----------
CASH AND CASH EQUIVALENTS, end of period ..........   $ 1,237,601   $ 1,084,230
                                                      ===========   ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Cash paid for interest ........................   $    35,816   $    36,611
                                                      ===========   ===========

    Debt assumed by sale of building ..............   $ 1,857,379   $         -
                                                      ===========   ===========




              See accompanying notes to these financial statements

                     Notes to Unaudited Financial Statements


Note 1     UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustements (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the entire fiscal year. These statements should be read in conjunction with the financial statements and related notes included in Form 10-KSB for Guardian Technologies International, Inc. ("GRDN" or the "Company") for the year ended December 31, 1998, as the notes to these interim financial statements omit certain information required for complete financial statements.


Note 2    SALE OF FACILITY

On March 31, 1999, the Company sold its land and building for $2,825,000, which was greater than its net cost of approximately $2,640,000. In conjunction with the sale, the purchaser assumed the Company's note payable which was
collateralized   by  the   building.   The  balance  of  the  note  payable  was
approximately $1,857,000 on the date of the sale. The Company received net proceeds from the sale of approximately $883,000. The Company also signed a 5-year lease calling for rental payments of approximately $13,000 per month for manufacturing and office space in the building after it was sold. In conjunction with the sale, the Company will no longer recognize rental income nor will it recognize depreciation expense related to the building or general operating costs attributable to being the owner of a building.


Note 3   ACQUISITION

During the first quarter of 1999, the Company disbursed $286,900 representing a deposit toward the purchase of a material interest in Structural Holdings, Inc., a Delaware Corporation.


Note 4   SUBSEQUENT EVENT - ACQUISITION

On April 23, 1999, the Company consummated the acquisition of a material interest in Structural Holdings, Inc., a Delaware corporation ("Structural Holdings").

The acquisition involved the purchase of approximately 45% of the total issued and outstanding shares of Common Stock of Structural Holdings in consideration of aggregate cash payments in the amount of $765,000. In addition, the Company purchased $96,000 of convertible debt of Structural Holdings, convertible into an additional 5.7% of outstanding shares. Structural Holdings was formed and organized for the sole purpose of serving as an intermediary to acquire H & M Steel, Inc., an Oklahoma corporation ("H & M"). Structural Holdings acquired 100% of the issued and outstanding shares of Common Stock of H & M in a transaction which was also consumated on April 23, 1999.

The total consideration paid for H & M was $4,500,000 plus net working capital retained by the sellers, paid as follows: the sum of $1,700,000 was contributed by Structural Holdings in cash at closing; the sum of $2,650,000 was provided by Finova Capital Corporation ("Finova") through a credit facility extended to Structural Holdings, and the balance was financed by the Seller. The Finova credit facility includes a term loan for acquisition purposes and also a $2,350,000 revolving line of credit.

The Company intends to convert the debt and increase its equity investment in Structural Holdings by an additional which, when combined with its prior investment of $765,000, will give the Company ownership of Common Stock of Structural Holdings representing 55% of the total issued and outstanding shares of equity securities of that company.

H & M is engaged in the business of structural steel fabrication. Through its control of Structural Holdings, the Company plans to maintain the operations of H & M consistent with prior practices.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

The following is a discussion of the consolidated financial condition and results of operations of the Company as of and for the two fiscal periods ended March 31, 1999 and 1998. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes related thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 1998.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998.

Net sales for the three months ended March 31, 1999 were $216,842 compared to $562,022 for the same period in 1998, a decrease of $345,180. The decrease is primarily attributable to one specific order to supply armor products to an allied government. During the three months ended March 31, 1998, sales associated with this order were $219,317 compared to nil for the same period in 1999. However, the Company received an order to supply armor products to the same allied government of approximately $200,000 during the second quarter of 1999. Therefore, the majority of the decrease in revenue during the current quarter is represented by a revenue shift rather than an overall decline in business.

The Company's gross profit for the three months ended March 31, 1999 was $26,093 compared to $78,168 for the same period in 1998. Gross profit decreased as a result of lower sales volume.

Total operating expenses for the three months ended March 31, 1999 were $191,102 compared to $247,493 for the same period in 1998. General and administrative costs for the three months ended March 31, 1999 were $178,150 compared to $207,343 for the same period in 1998, a decrease of $29,193 or 14%. The decrease was primarily attributable to a decrease in legal and professional expenses. Selling expenses for the three months ended March 31, 1999 were $12,952 compared to $40,150 for the same period in 1998, a decrease of $27,198 or 68%. The decrease was primarily attributable to a decrease in sales consultant costs of $7,500 and a decrease in sales salaries of $16,000.

Other income for the three months ended March 31, 1999 was $134,199 compared to $8,501 for the same period in 1998, an increase of $125,698. The increase was primarily attributable to the gain on sale of the Company's land and building of $106,039. Increases in rental income and interest income accounted for the remainder of the overall increase for the quarter.

The net loss for the three month period ended March 31, 1999 was $30,810 or $.02 per share compared to a net loss of $160,824 or $.14 per share for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999 the Company had total assets of $2,317,362 compared to total assets of $4,241,669 as of December 31, 1998, a decrease in assets of $1,924,307. Total liabilities decreased from $2,110,136 as of December 31, 1998 to $206,639 as of March 31, 1999. Total shareholders' equity decreased $30,810 to $2,100,723 as of March 31, 1999.

Total current assets as of March 31, 1999 were $1,965,205 and consisted of cash and equivalents of $1,237,601, net accounts receivable of $95,492, inventory of $172,602, notes receivable of $250,000 and prepaid expenses and other assets of $209,510. Total current liabilities as of March 31, 1999 were $216,639 and consisted of trade accounts payable and accrued expenses of $155,679 and the current portion of notes payable of $60,960. Working capital as of March 31, 1999 was $1,748,566 representing an increase in working capital since December 31, 1998 of $504,812. Working capital increased during the period primarily due to the the receipt of approximately $880,000 in excess funds from the sale of the Company's office and manufacturing facility and the land thereon less payment of approximately $287,000 as a deposit toward the acquisition of a material interest in Structural Holdings, Inc. (See Note 3 and Note 4).

As of March 31, 1999 the Company reported total assets of $2,317,362 including, in addition to the current assets of $2,252,105 discussed above, net property and equipment of $65,257 and a deposit toward the acquisition of a material interest in Structural Holdings, Inc. of $286,900.

As of March 31, 1999 the Company reported total liabilities of $216,639, represented entirely by the the current liabilities discussed above. Long term debt as of March 31, 1999 was zero compared to $1,823,256 as of December 31, 1998. The decrease is attributable to the sale of the Company's land and building. When the assets were sold on March 31, 1999, the buyer assumed the mortgage on the building, the approximate amount of which was $1,857,379. The mortgage was classified as long term debt of $1,823,256 plus the current portion of long term debt of $45,079 as of December 31, 1998.

As of March 31, 1999 the Company reported shareholders' equity of $2,100,723. This represents a decrease of $30,810 from the December 31, 1998 shareholders' equity of $2,131,533. The decrease is attributable to the Company's net loss during the period of $30,810.


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

Item 3.  Defaults on Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.


         Exhibit
         Number            Description
         ----------        ---------------

             11            Statement re Computation of Per Share Earnings

             27            Financial Data Schedule





                                    SIGNATURE



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                                   -----------------------------------------
                                   (Registrant)




Date:  May 17, 1999                By: /s/ J. Andrew Moorer
                                   --------------------------------------
                                   J. Andrew Moorer, President

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                                INDEX TO EXHIBITS



Exhibit
Number                     Description
----------                 --------------
    11                     Statement re Computation of Per Share Earnings

    27                     Financial Data Schedule






                                   EXHIBIT 11

                       COMPUTATION OF EARNINGS PER SHARE
                            THREE MONTHS ENDED 3/31/99


Actual shares outstanding at 1/1/99 .....................................       1,243,831


Common and common equivalent shares outstanding at 3/31/99 ..............       1,243,831


Weighted average shares outstanding for the three months ended 3/31/99...       1,243,831



                                                           Three months
                                                               ended
                                                              3/31/99
                                                           -------------

Net Income (Loss) ......................................   $     (30,810)

Net Loss per common and common equivalent shares .......   $     (0.0247)

Rounded ................................................   $       (0.02)



                        COMPUTATION OF EARNINGS PER SHARE
                            THREE MONTHS ENDED 3/31/98


Actual shares outstanding at 1/1/98 .....................................       1,114,201


Common and common equivalent shares outstanding at 3/31/98 ..............       1,114,201


Weighted average shares outstanding for the three months ended 3/31/98...       1,114,201





                                                                   Three months
                                                                      ended
                                                                     3/31/98
                                                                   -----------

Net Income (Loss) ..............................................   $  (160,824)

Net Loss per common and common equivalent shares ...............   $   (0.1443)

Rounded ........................................................   $     (0.14)



