Form 10QSB
period 1999-06-30
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 1999-08-20
CIK 873198

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal quarter ended June 30, 1999

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from ____________ to ____________

                       Commission file number   0-28238

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
     ---------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

        Delaware                               54-1521616
---------------------------------         ---------------------
(State or other jurisdiction                I.R.S. Employer
of incorporation or organization)         Identification number

       22570 Markey Court, Dulles, Virginia                   20166-6901
     ---------------------------------------------------------------------
  (Address of principal executive offices)                        (Zip Code)

      Registrant's telephone number, including area code:  (703) 444-7931

     ---------------------------------------------------------------------
             (Former Name or Address if Changed Since Last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been
subject to filing requirements for the past 90 days.  Yes [ X ]   No [  ]

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.  Yes [ ]   No [
]  *** not applicable ***

                     APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 15, 1999, the Company had 1,310,498 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one).  Yes [  ]  No  [ X
]

                                     INDEX
                                    ------
                        PART I.  FINANCIAL INFORMATION

                                                                    Page
                                                                    ----
Item 1.  Financial Statements

     BALANCE SHEET - June 30, 1999                                     3

     STATEMENTS OF OPERATIONS - For the Three and Six Month Periods
     Ended June 30, 1999 and 1998                                      4

     STATEMENTS OF CASH FLOWS - For the Six Month Periods
     Ended June, 1999 and 1998                                         6

     NOTES TO FINANCIAL STATEMENTS                                     7

Item 2.  Management's Discussion and Analysis of Results of Operations 8

Item 3.  Defaults on Senior Securities                                10

Item 4.  Submission of Matters to a Vote of Security Holders          10

Item 5.  Other Information                                            10

Item 6.  Exhibits and Reports on Form 8-K                             10

Signature                                                             11

Exhibit 11 - Statement re Computation of Per Share Earnings           13

Exhibit 27 - Financial Data Schedule                                  14

Item 1.     Financial Information

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                                 BALANCE SHEET
                                 June 30, 1999
                                   Unaudited


                                    ASSETS
CURRENT ASSETS
     Cash and cash equivalents                $   344,580
     Accounts receivable                           68,192
     Inventories                                  216,054
     Note receivable                              378,409
     Prepaid expenses and other                   122,558
                                              -------------

     Total Current Assets                       1,129,793

PROPERTY AND EQUIPMENT, net                        60,172

INVESTMENT CARRIED AT COST, PLUS EQUITY
     IN UNDISTRIBUTED EARNINGS                  1,098,625

DEPOSITS AND OTHER                                164,957
                                              -------------
TOTAL ASSETS                                  $ 2,453,547
                                              =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                             147,753
     Accrued payroll and related benefits          35,955
                                              -------------
     Total Current Liabilities                    183,708
                                              -------------
SHAREHOLDERS' EQUITY
     Preferred stock, $.20 par value, 1,000,000
      shares authorized; no shares issued and
      outstanding                                        -
     Common stock, $.001 par value, 15,000,000
      shares authorized; 1,310,498 issued and
      outstanding                                   1,311
     Additional paid-in capital                 4,507,227
     Accumulated deficit                       (2,238,699)
                                              -------------
     Total Shareholders' Equity                 2,269,839

                                              -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 2,453,547
                                              =============

             See accompanying notes to these financial statements.

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                           STATEMENTS OF OPERATIONS
               For the Three Months Ended June 30, 1999 and 1998
                                   Unaudited

                                        Three Month Periods Ended June 30,
                                        ----------------------------------
                                            1999           1998
                                        -------------- -------------

Net sales                               $    213,243   $   630,338

Cost of goods sold                           185,575       494,361
                                        -------------- -------------
Gross profit                                  27,668       135,977

Operating expenses:
     Selling expenses                         21,424        25,709
     General and administrative              186,377       107,554
                                        -------------- -------------
Total operating expenses                     207,801       133,263
                                        -------------- -------------
Operating income (loss)                     (180,133)        2,714

Other income (expense):
     Financing expense, net                    9,269       (25,135)
     Rental income                              (138)       49,560
     Gain on sale of assets                        -             -
     Other                                    (8,507)            -
                                        -------------- -------------
          Total other income (expense)          624         24,425
                                        -------------- -------------
Income (loss) before earnings from equity
     method investment                      (179,509)        27,139

Equity in net earnings of affiliated
     entity                                  248,625             -
                                        -------------- -------------
Net income                              $     69,116   $    27,139
                                        ============== =============
Net income (loss) per common share,
     basic and dilutive                 $        .05   $       .02

Average common shares outstanding,
     basic and dilutive                    1,310,498     1,114,201


             See accompanying notes to these financial statements

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                           STATEMENTS OF OPERATIONS
                For the Six Months Ended June 30, 1999 and 1998
                                   Unaudited


                                        Six Month Periods Ended June 30,
                                        --------------------------------
                                            1999           1998
                                        -------------- -------------

Net sales                               $    430,085   $ 1,192,361

Cost of goods sold                           376,324       978,216
                                        -------------- -------------
Gross profit                                  53,761       214,145

Operating expenses:
     Selling expenses                         34,376        65,859
     General and administrative              364,527       314,898
                                        -------------- -------------
Total operating expenses                     398,903       380,757
                                        -------------- -------------
Operating loss                              (345,142)     (166,612)

Other Income (Expense):
     Financing expense, net                  (15,663)      (58,433)
     Rental income                            49,234        91,360
     Gain on sale of assets                  109,759             -
     Other                                    (8,507)            -
                                        -------------- -------------
          Total other income (expense)       134,823        32,927
                                        -------------- -------------
Loss before earnings from equity method
     investment                             (210,319)     (133,685)

Equity in net earnings of affiliated
     entity                                  248,625             -
                                        -------------- -------------
Net income (loss)                       $     38,306   $  (133,685)
                                        ============== =============
Net loss per common share,
     basic and dilutive                 $        .03   $      (.12)

Average common shares outstanding,
     basic and dilutive                    1,310,498     1,114,201


             See accompanying notes to these financial statements

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                           STATEMENTS  OF CASH FLOWS
                For the Six Months Ended June 30, 1999 and 1998
                                   Unaudited

                                        June 30, 1999 June 30, 1998
                                        -------------- -------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                        38,306      (133,685)
     Adjustments to reconcile net income
      (loss) to cash provided by (used in)
          operating activities
     Depreciation                            25, 950        44,296
     Amortization                              4,590         4.099
     Gain on sale of property and equipment (109,759)            -
     Compensation expense                          -        36,500

     Change in operating assets and liabilities:
         (Increase) decrease in:
          Accounts receivable                125,526       (85,929)
          Inventories                        (35,268)      258,304
          Prepaid expenses and other          47,635       (62,525)
     Increase (decrease) in:
          Accounts payable                   (45,973)      (10,966)
          Accrued expenses and other          23,748       (52,793)
                                        -------------- -------------
          Net cash provided by (used in)
          operating activities                74,755        (2,699)

CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of property and equipment         (648)         (551)
     Proceeds from sale of property and
          equipment                          877,941             -
     Acquisition of patent rights and
          certification                            -        (1,300)
     Payments on notes receivable            426,590             -
     Issuance of notes receivable           (455,000)     (500,000)
     Investment in Structural Holdings,
          Inc.                            (1,098,625)            -
                                        -------------- -------------
     Net cash provided by (used in)
          investing activities              (249,742)     (501,851)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term borrowings            -     1,900,000
     Principal payments on long-term debt    (66,370)     (980,930)
                                        -------------- -------------
     Net cash provided by (used in)
          financing activities               (66,370)      919,070
                                        -------------- -------------
INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                            (241,357)      414,520

CASH AND CASH EQUIVALENTS, beginning of
     period                                   585,937      109,461
                                        -------------- -------------
CASH AND CASH EQUIVALENTS, end of period     344,580       523,981

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION

     Cash paid for interest                   35,960        73,564
     Debt assumed by sale of building      1,857,379             -


             See accompanying notes to these financial statements

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1.   Unaudited Interim Financial Statements

     The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted
accounting  principles for  complete  financial   statements.   In  the
opinion  of  management,   all adjustments  (consisting of normal recurring
accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the entire fiscal year. These statements should be read in conjunction with the financial statements and related notes included in Form 10-KSB for Guardian Technologies International, Inc. ("GRDN" or the "Company") for the year ended December 31, 1998, as the
notes  to  these  interim  financial   statements  omit  certain information
required for complete financial statements.

Note 2.   Private Placement

     On June 23, 1999 the Company completed a private placement of Common Stock. The Company received proceeds of $100,000 and issued 66,667 shares of common stock to a third party corporation in exchange for the funding. The funds were used for general corporate purposes.

Note 3.   Acquisition of and Investment in Structural Holdings, Inc.

     On April 23, 1999 the Company acquired securities representing the right to acquire up to 55% of the outstanding shares of Structural Holdings, Inc., a Delaware holding company ("Structural"). Concurrently with that transaction, Structural acquired 100% of the outstanding shares of Common Stock of H & M Steel, Inc., an Oklahoma corporation (H&M). Structural has no operations and was formed specifically to purchase the shares of Common Stock of H&M. H&M is engaged in the business of structural steel fabrication.

     On August 12, 1999, the Company entered into a Stock Purchase Agreement pursuant to which it sold 5% of its outstanding shares of Structural to Structural's other shareholder. As a result, and in light of the composition of management, the directors and shareholders of Structural following the sale of stock, the Company was deemed to have relinquished effective control of Structural. As such, the Company has reported its investment in Structural under the equity method of accounting for the period ending June 30, 1999.

     The total consideration paid for H & M was $4,500,000 plus net working capital retained by the sellers, paid as follows: the sum of $1,700,000 was contributed by Structural in cash at closing; the sum of $2,650,000 was provided by Finova Capital Corporation ("Finova") through a credit facility extended to Structural, and the balance was financed by the Seller. The Finova credit facility includes a term loan for acquisition purposes and also a $2,350,000 revolving line of credit.

     The following is a financial summary of the Company's investment in Structural. The table reflects the financial position of Structural at June 30, 1999 and its results of operations for the three months ended June 30, 1999:

     Net Sales                          $   1,941,239
     Cost of Sales                      $   1,294,799
     Depreciation                       $      17,574
     Net Income                         $     497,250
     Guardian Share of Net Income       $     248,625
     Current Assets                     $   3,016,583
     Noncurrent Assets                  $   4,787,559
     Total Assets                       $   7,804,142
     Current Liabilities                $   1,890,614
     Noncurrent Liabilities             $   3,549,667
     Total Liabilities                  $   5,440,281
     Net Assets                         $   2,363,861
     Guardian Share of Equity           $   1,098,625

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     The following is a discussion of the consolidated financial condition and results of operations of the Company as of and for the two fiscal periods ended June 30, 1999 and 1998. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes related thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 1998.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998.

     Net sales for the three months ended June 30, 1999 were $213,243 compared to $630,338 for the same period in 1998, a decrease of $417,095. The decrease is primarily attributable to an order from a local police department of approximately $150,000 completed during the second quarter of 1998 that was not duplicated in 1999, and an order from an allied government of $200,000 that was completed during the third quarter of 1999. The Company completed a similar order for this allied government during the second quarter of 1998 in the amount of $329,432. Although this order will positively impact third quarter revenues, the shift of this order from the second quarter contributed significantly to the overall decrease in revenues for this period.

     The Company's gross profit for the three months ended June 30, 1999 was $27,668 compared to $135,977 for the same period in 1998. Gross profit decreased as a result of lower sales volume. The gross profit percentage decreased from 22% to 13% because lower production volume created idle direct labor which generated under absorbed overhead costs.

     Total operating expenses for the three months ended June 30, 1999 were $207,801 compared to $133,263 for the same period in 1998. While selling expenses remained flat quarter to quarter, general and administrative expenses increased from $107,554 for the three months ended June 30, 1998 to $186,377 for the three months ended June 30, 1999, and increase of $78,823. The increase during the current quarter is attributable to consulting costs and salary and related expenses of the Company's president hired February 1, 1999.

     Other income for the three months ended June 30, 1999 was $624 compared to $24,425 for the same period in 1998, a decrease of $23,801. The decrease is attributable to the elimination of rental income resulting from the sale of the Company's building during the first quarter of 1999. The decrease in rental income was partially offset by a reduction in interest expense. The interest expense was incurred on the mortgage placed on the building. The building mortgage was assumed by the buyer of the building and therefore following the sale the Company no longer incurred interest expense associated with the mortgage.

     The Company posted net income for the three months ended June 30, 1999 of $69,116 or $0.05 per share compared to net income of $27,139, or $0.02 per share for the same period a year ago. Lower sales volume coupled with increased general and administrative costs caused a loss from armor operations of $179,509 for the period. Offsetting this loss was income from the Company's equity method investment of $248,625 for the three months ended June 30, 1999 related to the Company recognizing its pro rata share of earnings in Structural Holdings, Inc. for the period.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998.

     Net sales for the six months ended June 30, 1999 were $430,085 compared to $1,192,360 for the same period in 1998, a decrease of $762,275. The decrease in sales is primarily attributable to lower sales generated through the Company's contract with the General Services Administration of $56,261, an order from a local police department of approximately $150,000 completed during the second quarter of 1998 that was not duplicated in 1999, and an order from an allied government of $200,000 that was completed during the third quarter of 1999. The Company completed a similar order for this allied government during the second quarter of 1998 in the amount of $329,432. Although this order will positively impact third quarter revenues, the shift of this order from the second quarter contributed significantly to the overall decrease in revenues for the six months ended June 30, 1999.

     The Company's gross profit for the six months ended June 30, 1999 was $53,761 compared to $214,145 for the same period in 1998. Gross profit decreased because of lower sales volume. The gross profit percentage decreased from 18% to 12.5% because lower production volume created idle direct labor which generated under absorbed overhead costs.

     Total operating expenses for the six months ended June 30, 1999 were $398,903 compared to $380,757 for the same period in 1998. Selling expenses for the six months ended June 30, 1999 were $34,376 compared to $65,859 for the same period in 1998, a decrease of $31,483 or 48%. General and administrative costs for the six months ended June 30, 1999 were $364,527 compared to $314,898 for the same period in 1998, an increase of $49,629. The increase is attributable to consulting costs and salary and related expenses of the Company's president hired February 1, 1999.

     Other income for the six months ended June 30, 1999 was $134,823 compared to $32,927 for the same period in 1998, an increase in other income of $101,896. The increase was primarily attributable to the gain on sale of the Company's land and building of $109.759.

     The Company posted net income for the six months ended June 30, 1999 of $38,306 or $0.03 per share compared to a net loss of $133,685, or $0.12 per share for the same period a year ago. Lower sales volume coupled with increased general administrative costs caused a loss from armor operations of $210,319 for the period. Offsetting this loss was income from the Company's equity method investment of $248,625 for the six months ended June 30, 1999 related to the Company recognizing its pro rata share of earnings in Structural Holdings, Inc. for the period.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999 the Company had total assets of $2,453,547 compared to total assets of $4,241,669 at December 31, 1998, a decrease in assets of $1,788,122. Total liabilities decreased from $2,110,136 as of December 31, 1998 to $183,708 as of June 30, 1999. Total shareholders' equity as of June 30, 1999 was $2,269,839 compared to total shareholders' equity of $2,131,533 as of December 31, 1998, an increase of $138,306.

     Total current assets at June 30, 1999 were $1,129,793 and consisted of cash and equivalents of $344,580, net accounts receivable of $68,192, inventory of $216,054, notes receivable of $378,049 and prepaid expenses and other current assets of $122,558. Total current liabilities at June 30, 1999 were $183,708 and consisted of trade accounts payable of $147,753 and accrued expenses of $35,955. Working capital at June 30, 1999 was $946,085 compared to working capital of $1,243,754 at December 31, 1998. The decrease in working capital is attributable to reductions in accounts receivable of $125,526 and the investment in Structural Holdings, Inc.

     At June 30, 1999 the Company reported total assets of $2,453,547 including, in addition to the current assets of $1,129,793 discussed above, net property and equipment of $60,172, deposits and other assets of $164,957 and an investment carried at equity (Structural Holdings, Inc.) of $1,098,625.

     At June 30, 1999 the Company reported total liabilities of $183,708 represented entirely by the current liabilities discussed above. At December 31, 1998 the Company had total liabilities of $2,110,136 consisting of current liabilities of $286,880 (trade accounts payable of $193,726, accrued expenses of $12,207 and the current portion of long term debt of $80,947) coupled with long term debt of $1,823,256. The decrease in total liabilities since December 31, 1998 of $1,926,428 is primarily related to the sale of the Company's land and building. When these assets were sold on March 31, 1999, the buyer assumed the mortgage on the building, the approximate amount of which was $1,857,379. The mortgage was classified as long term debt of $1,823,256 plus the current portion of long term debt of $45,079 at December 31, 1998.

     At June 30, 1999 the Company reported shareholders' equity of $2,269,839 compared to shareholders' equity of $2,131,533 at December 31, 1998. The increase in equity of $138,306 is attributable to an equity infusion of $100,000 received June 23, 1999 coupled with net income for the six months ended June 30, 1999 of $38,306.

THE YEAR 2000 ISSUE

     The Year 2000 Issue (Y2K) is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Based upon a recent assessment, the Company has made a preliminary determination that it may be required to upgrade or replace certain portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that, with upgrades of existing software and conversions to new software at minimal cost, Y2K can be mitigated. However, the Y2K solutions have not been implemented and are not scheduled to be completed until later in 1999. If such upgrades and conversions are not made, or are not completed or available timely, the Year 2000 Issue could have a material impact on the operations of the Company.

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


                              GUARDIAN TECHNOLOGIES  INTERNATIONAL, INC.


Date:   August 20, 1999       By:  /s/ J. Andrew Moorer
     -------------------           ------------------------------------
                                   J. Andrew Moorer, President and CEO

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC

                               INDEX TO EXHIBITS



Exhibit
Number    Description

11        Statement re Computation of Per Share Earnings

27        Financial Data Schedule

                                  EXHIBIT 11


                       COMPUTATION OF EARNINGS PER SHARE
                      THREE AND SIX MONTHS ENDED 6/30/99


Actual shares outstanding at 1/1/99                         1,243,831

Common and common equivalent shares outstanding at 6/30/99  1,243,831

Weighted average shares outstanding for the three months
ended 6/30/99                                               1,243,831


                                   Three months             Six months
                                   ended 6/30/99            ended 6/30/99
                                   -------------            -------------

Net Income (Loss)                  $ 69,116                 $ 38,306

Net Loss per common and common
equivalent shares                  $    .05                 $    .03

Rounded                            $    .05                 $    .03



                       COMPUTATION OF EARNINGS PER SHARE
                      THREE AND SIX MONTHS ENDED 6/30/98


Actual shares outstanding at 1/1/98                         1,114,201

Common and common equivalent shares outstanding at 6/30/98  1,114,201

Weighted average shares outstanding for the three months
ended 6/30/98                                               1,114,201




                                   Three months             Six months
                                   ended 6/30/98            ended 6/30/98
                                   -------------            -------------

Net Income (Loss)                  $ 27,139                 ($ 133,685)

Net Loss per common and common
equivalent shares                  $    .02                 ($     .12)

Rounded                            $    .02                 ($     .12)
