Form 10QSB
period 1999-09-30
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 1999-11-15
CIK 873198

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the fiscal quarter ended September 30, 1999

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from ____________ to ____________

                       Commission file number   0-28238

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                   -----------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

     Delaware                                               54-1521616
------------------------                               -------------------
(State or other jurisdiction                           I.R.S. Employer
of incorporation or organization)                      Identification number

          22570 Markey Court, Dulles, Virginia          20166-6901
       -----------------------------------------------------------------
     (Address of principal executive offices)           (Zip Code)

      Registrant's telephone number, including area code:  (703) 444-7931

       ________________________________________________________________
             (Former Name or Address if Changed Since Last Report)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     As of November 14, 1999, the Company had 1,310,498 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one).  Yes [ ] No  [X]

                                     INDEX
                                     -----

PART I.  FINANCIAL INFORMATION

                                                                          Page

Item 1.  Financial Statements

     BALANCE SHEET - September 30, 1999                                     4

     STATEMENTS OF OPERATIONS - For the Three and Nine Month Periods
     Ended September 30, 1999 and 1998                                      6

     STATEMENTS OF CASH FLOWS - For the Nine Month Periods
     Ended September 30, 1999 and 1998                                      8

     NOTES TO FINANCIAL STATEMENTS                                         10

Item 2.  Management's Discussion and Analysis of Results of Operations     13

Item 3.  Defaults on Senior Securities                                     16

Item 4.  Submission of Matters to a Vote of Security Holders               17

Item 5.  Other Information                                                 17

Item 6.  Exhibits and Reports on Form 8-K                                  17

Signature                                                                  17

Exhibit 27                                                                 18

Item 1.        Financial Information

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                                 BALANCE SHEET
                              September 30, 1999
                                  (Unaudited)


                                    ASSETS

CURRENT ASSETS
     Cash and cash equivalents                 $  330,318
     Accounts receivable                          131,246
     Inventory                                    143,886
     Notes receivable                             285,000
     Prepaid expenses and other                   287,986
                                              ------------

     Total Current Assets                       1,178,436

PROPERTY AND EQUIPMENT, net                        55,087

INVESTMENT CARRIED AT COST, PLUS EQUITY
     IN UNDISTRIBUTED EARNINGS                  1,150,000

DEPOSITS AND OTHER                                117,019
                                              ------------
TOTAL ASSETS                                    2,500,542

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                             103,565
     Accrued expenses and other                    37,264
     Notes payable                                 91,978
                                              ------------
     Total Current Liabilities                    232,807

SHAREHOLDERS' EQUITY
     Preferred stock, $.20 par value,
       1,000,000 shares authorized; no
       shares issued and outstanding                    -
     Common stock, $.001 par value,
       15,000,000 shares authorized;
       1,310,498 issued and outstanding             1,311
     Additional paid-in capital                 4,507,227
     Accumulated deficit                       (2,240,803)
                                             -------------

          Total Shareholders' Equity            2,267,735
                                              -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      2,500,542
                                              ============


             See accompanying notes to these financial statements.

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                           STATEMENTS OF OPERATIONS
                   For the Three Months Ended September 30,
                                  (Unaudited)

                                           1999        1998
                                           ----        ----

Net sales                               $ 421,986   $ 100,579

Cost of goods sold                        283,911      99,706
                                        ----------  ----------

Gross profit                              138,075         873

Operating expenses:
     Selling expenses                      23,044      25,038
     General and administrative           179,697      92,649
                                        ----------  ----------

Total operating expenses                  202,741     117,687
                                        ----------  ----------

Operating income (loss)                   (64,666)   (116,814)
Other income (expense):
     Financing expense, net                 7,932     (16,087)
     Rental income                              -      40,458
     Gain on sale of assets                     -           -
     Other                                  3,255     (53,923)
                                        ----------  ----------
          Total other income (expense)     11,187     (29,552)
                                        ----------  ----------

Income (loss) before earnings from
     equity method investment             (53,479)   (146,366)

Equity in net earnings of
     affiliated entity                     51,375           -
                                        ---------- -----------

Net income                              $  (2,104)  $(146,366)
                                        ========== ===========

Net income (loss) per common share,
     basic and dilutive                 $       -   $   (.13)

Average common shares outstanding,
     basic and dilutive                 1,310,498   1,114,201


             See accompanying notes to these financial statements

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                           STATEMENTS OF OPERATIONS
                    For the Nine Months Ended September 30,
                                  (Unaudited)

                                           1999        1998
                                           ----        ----

Net sales                               $ 852,071  $1,292,939

Cost of goods sold                        660,235   1,077,921
                                        ---------- -----------

Gross profit                              191,836     215,018

Operating expenses:
     Selling expenses                      57,420      90,897
     General and administrative           544,224     407,547
                                        ---------- -----------

Total operating expenses                  601,644     498,444
                                        ---------- -----------

Operating loss                           (409,808)   (283,426)

Other Income (Expense):
     Financing expense, net                (7,731)    (74,520)
     Rental income                         49,234     131,818
     Gain on sale of assets               109,759           -
     Other                                 (5,252)    (53,923)
                                        ----------  ----------
          Total other income (expense)    146,010       3,375
                                        ----------  ----------

Loss before earnings from equity
     method investment                   (263,800)   (280,051)

Equity in net earnings of
     affiliated entity                    300,000           -
                                        ----------  ----------

Net income (loss)                       $  36,202   $(280,051)
                                        ==========  ==========

Net loss per common share,
     basic and dilutive                 $     .03   $    (.25)

Average common shares outstanding,
     basic and dilutive                 1,310,498   1,114,201



See accompanying notes to these financial statements

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                           STATEMENTS OF CASH FLOWS
                    For the Nine Months Ended September 30,
                                  (Unaudited)


                                           1999        1998
                                           ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                     36,202    (280,051)
     Adjustments to reconcile net
       income (loss) to cash provided
       by (used in) operating activities
     Depreciation                          31,035      66,443
     Amortization                           6,885       6,149
     Gain on sale of property and
       equipment                         (109,759)          -
     Compensation expense                       -      36,500
     Equity in net earnings of
       affiliated entity                 (300,000)          -
     Change in operating assets and
       liabilities:
       (Increase) decrease in:
          Accounts receivable              62,472     174,614
       Inventories                         36,900     238,510
       Prepaid expenses and other        (117,793)   (100,199)
     Increase (decrease) in:
       Accounts payable                   (90,161)    (85,065)
       Accrued expenses and other          25,057    (105,019)
                                       -----------  ----------
       Net cash provided by (used in)
          operating activities          (419,162)     (48,118)

CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of property and equipment         (648)     (6,429)
     Sale of property and equipment        877,941          -
     Acquisition of patent rights and
       certification                            -      (1,300)
     Payments on notes receivable         620,000           -
     Issuance of notes receivable        (505,000)   (500,000)
     Investment in Structural
       Holdings, Inc.                    (850,000)          -
                                       -----------   ---------
     Net cash provided by (used in)
       investing activities               142,293    (507,729)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from short-term
       borrowings                          91,978           -
     Proceeds from long-term borrowings        -    1,900,000
     Principal payments on long-term
       debt                              (170,728)   (992,304)
     Proceeds from issuance of
       common stock                       100,000            -
                                        ----------  ---------

     Net cash provided by (used in)
       financing activities                21,250     907,696
                                        ----------  ----------

INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                    (255,619)    351,849

CASH AND CASH EQUIVALENTS,
     beginning of period                  585,937     109,461
                                        ---------- -----------

CASH AND CASH EQUIVALENTS,
     end of period                        330,318     461,310

SUPPLEMENTAL DISCLOSURE OF CASH
     FLOW INFORMATION

     Cash paid for interest                37,609     110,405
     Debt assumed by sale of building   1,857,379           -




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

     On August 12, 1999, the Company entered into a Stock Purchase Agreement pursuant to which it sold 5% of its outstanding shares of Structural to Structural's other shareholder. As a result, and in light of the composition of management, the directors and shareholders of Structural following the sale of stock, the Company was deemed to have relinquished effective control of Structural. As such, the Company has reported its investment in Structural under the equity method of accounting for the period ending September 30, 1999.

     The following is a financial summary of the Company's investment in Structural. The table reflects the unaudited financial position of Structural at September 30, 1999 and its results of operations for the current quarter and since inception (April 1, 1999). Structural has current contract backlog of $11,500,000.


                                           Three months
                                               ended
                                          September 30,        Since
                                               1999          inception

                                          --------------    ----------
     Net Sales                               $2,416,824      $4,358,063
     Cost of Sales                            1,406,672       2,701,471
     Depreciation                                17,574          35,148
     Net Income                                 102,750         600,000
     Guardian Share of Net Income            $   51,375      $  300,000
     Current Assets                                          $2,675,199
     Noncurrent Assets                                        4,727,414
     Total Assets`                                            7,402,613
     Current Liabilities                                      2,126,386
     Noncurrent Liabilities                                   3,053,940
     Total Liabilities                                        5,180,327
     Net Assets                                               2,222,287
     Guardian Share of Equity                                $1,150,000


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     The following is a discussion of the consolidated financial condition and results of operations of the Company as of and for the two fiscal periods ended September 30, 1999 and 1998. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes related thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 1998.

     The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, reflect
management's best judgement based on  factors  currently   known,   involve
risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including but not limited to those discussed herein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998.

     Net sales for the three months ended September 30, 1999 were $421,986 compared to $100,579 for the same period in 1998, an increase of $321,407. The increase is primarily attributable to a third quarter sale of ballistic equipment in the amount of $192,000 to an allied government (equipment in the amount of $329,432 was sold to this same allied government during the second quarter of 1998), a one-time, custom order during the current quarter of $63,000 to a commercial entity, and the sale of Guardian's canine vest that was introduced for the first time during the current year. Canine vest sales helped push third quarter 1999 revenues over that of the previous year.

     The Company's gross profit for the three months ended September 30, 1999 was $138,075 or 33% compared to $873 or 1% for the same period in 1998. Gross profit dollars increased quarter to quarter due to higher sales volume. Gross profit percentage increased quarter to quarter due to improved manufacturing operations and shipments (allied government order, one-time commercial order and canine vests) of higher margin products.

     Total operating expenses for the three months ended September 30, 1999 were $202,741 compared to $117,687 for the same period in 1998. While selling expenses remained flat quarter to quarter, general and administrative expenses increased from $92,649 for the three months ended September 30, 1998 to $179,697 for the three months ended September 30, 1999, an increase of $62,010. The increase during the current quarter is attributable to consulting costs, rent expense (the Company did not incur rent expense in 1998 as the owner of the building) and salary, benefits and other corporate expenses of the Company's president hired February 1, 1999.

     The Company posted a net loss for the three months ended September 30, 1999 of ($2,104) compared to a net loss of ($146,366), or ($0.13) per share for the same period a year ago. Lower sales volume coupled with increased general and administrative costs caused a loss from armor operations of ($64,666) for the period. Mostly offsetting this loss was income of $51,375 recorded under the equity method relating to the company's investment in Structural Holding's, Inc.(Structural). Under the equity method of accounting the Company records a pro-rata share of Structural's earnings even though the company does not receive any cash from this investment except for consulting services.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998.

     Net sales for the nine months ended September 30, 1999 were $852,071 compared to $1,292,939 for the same period in 1998, a decrease of $440,868. The decrease in sales is primarily attributable to lower sales generated through the Company's contract with the General Services Administration of $56,261, and an order from a local police department of approximately $150,000 completed during the second quarter of 1998 that was not duplicated in 1999.

     The Company's gross profit for the nine months ended September 30, 1999 was $191,836 or 23% compared to $215,018 or 17% for the same period in 1998. Gross profit dollars decreased because of lower sales volume. The gross profit percentage increased 6% because higher margin products were shipped during the period.

     Total operating expenses for the nine months ended September 30, 1999 were $601,644 compared to $498,444 for the same period in 1998. Selling expenses for the nine months ended September 30, 1999 were $57,420 compared to $90,897 for the same period in 1998, a decrease of $33,477 or 37%. General and administrative costs for the nine months ended September 30, 1999 were $544,224 compared to $407,547 for the same period in 1998, an increase of $136,677. The increase is attributable to consulting costs, rent expense (the Company did not incur rent expense in 1998 as the owner of the building) and salary, benefits and related expenses of the Company's president hired February 1, 1999.

     Other income for the nine months ended September 30, 1999 was $146,010 compared to $3,375 for the same period in 1998, an increase in other income of $142,635. The increase was primarily attributable to the gain on sale of the Company's land and building of $109,759 recorded in March, 1999, coupled with a reduction in other expense of $53,923 associated with a proposed acquisition that was not consummated by the Company in 1998 and reduced interest expense related to the Company paying off a mortgage when the Company sold its land and building.

     The Company posted net income for the nine months ended September 30, 1999 of $36,202 or $0.03 per share compared to a net loss of ($280,051), or ($0.12) per share for the same period a year ago. Lower sales volume coupled with increased general administrative costs caused a loss from armor operations of ($409,808) for the period. Partially offsetting this loss was income of $300,000 from the Company's equity method investment for the nine months ended September 30, 1999 related to the Company recognizing its pro-rata share of earnings in Structural Holdings, Inc.

LIQUIDITY AND CAPITAL RESOURCES

     Total current assets at September 30, 1999 were $1,178,436 and consisted of cash and equivalents of $330,318, net accounts receivable of $131,246, inventory of $143,886, notes receivable of $285,000 and prepaid expenses and other current assets of $287,986. Total current liabilities at September 30, 1999 were $232,807 and consisted of trade accounts payable of $103,565, accrued expenses of $37,264 and notes payable of $91,978. Working capital at September 30, 1999 was $945,629 compared to working capital of $1,243,754 at December 31, 1998.

     At September 30, 1999 the Company reported total assets of $2,500,542 including, in addition to the current assets of $1,178,436 discussed above, net property and equipment of $55,087, deposits and other assets of $117,019 and an investment carried at equity (Structural Holdings, Inc.) of $1,150,000.

     At September 30, 1999 the Company reported total liabilities of $232,807 represented entirely by the current liabilities discussed above. At December 31, 1998 the Company had total liabilities of $2,110,136 consisting of current liabilities of $286,880 (comprised of trade accounts payable of $193,726, accrued expenses of $12,207 and the current portion of long term debt of $80,947) and long term debt of $1,823,256. The decrease in total liabilities since December 31, 1998 of $1,877,329 is primarily related to the sale of the Company's land and building. When these assets were sold on March 31, 1999, the buyer assumed the mortgage on the building of approximately $1,857,379. The mortgage was classified as long-term debt of $1,823,256 plus the current portion of long-term debt of $45,047 at December 31, 1998.

     At September 30, 1999 the Company reported shareholders' equity of $2,267,735 compared to shareholders' equity of $2,131,533 at December 31, 1998. The increase in equity of $136,202 is attributable to an equity infusion of $100,000 received June 23, 1999 coupled with net income for the nine months ended September 30, 1999 of $36,202.

THE YEAR 2000 ISSUE

     The Year 2000 Issue (Y2K) is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Based upon a recent assessment, the Company has made a preliminary determination that it may be required to upgrade or replace certain portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that, with upgrades of existing software and conversions to new software at minimal cost, Y2K can be mitigated. However, the Y2K solutions have not been implemented and are not scheduled to be completed until December 1999. If such upgrades and conversions are not made, or are not completed or available timely, the Year 2000 Issue could have a material impact on the operations of the Company.

     Furthermore, the Company has yet to initiate formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company has one supplier upon which it relies for the majority of its ballistic materials. Should this supplier suffer from problems related to Y2K, the Company has alternate sources to which it could turn to obtain these materials. As a secondary alternative, the Company also has other sources to which it could turn to obtain alternative ballistic materials made from other raw materials. As a result, the Company believes that the effects of Y2K, as it may affect its significant suppliers, can be mitigated. However, there can be no guarantee that the systems of other companies on which the Company's business relies will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. In the view of the foregoing, there can be no assurance that the Year 2000 Issue will not have a material adverse effect upon the Company.

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

                                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.


Date:   November 15, 1999          By:  /s/ J. Andrew Moorer
                                          ------------------------------------
                                        J. Andrew Moorer, President and CEO

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC

                               INDEX TO EXHIBITS



Exhibit
Number    Description
-------   ------------

27        Financial Data Schedule