Form 10KSB
period 1999-12-31
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2000-04-14
CIK 873198

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1933

   For the fiscal year ended December 31, 1999 Commission file number 028238

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                   -----------------------------------------
                (Name of Small Business Issuer in its Charter)

     Delaware                                          54-1521616
--------------------                              ----------------------
(STATE OR OTHER JURISDICTION                      (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

               22570 Markey Court, Dulles, Virginia        20166
            -------------------------------------------------------
            (address of principal executive offices)     (ZIP CODE)

                 Issuer's telephone number:      703-444-7931
                 --------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:   NONE

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.001 par value
                         -----------------------------
                               (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(s) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [   ]

Issuer's revenues for its most recent fiscal year were $1,100,076.

The aggregate market value of the voting stock held by non-affiliates as of April 10, 2000 was approximately $7,302,215 based on the average bid and asked price of such stock.

The number of shares outstanding of issuer's Common Stock, $.001 par value, as of April 10, 2000 was 3,311,662.

Transitional Small Business Disclosure Format (Check one). Yes [ ]  No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE


The Registrant hereby incorporates herein by reference the following documents:

Item 13.  Exhibits

1. Incorporated by reference in the Company's Registration Statement on Form SB-2 dated March 22, 1996 (Reg. No. 333-2712-NY).

2. Incorporated by reference in the Company's 1996 Form 10-KSB dated April 15, 1997.

3. Incorporated by reference in the Company's 1997 Form 10-KSB dated March 31, 1998.

4.   Incorporated by reference in the Company's Current Report on Form     8-
     K/A-3 filed with the Commission on August 16, 1999.

                                    PART I

DESCRIPTION OF BUSINESS

Item 1.   General

Guardian Technologies International, Inc. (referred to hereinafter as the Company) was originally incorporated in 1989 in the Commonwealth of Virginia, and commenced full production of its products in December, 1990. In 1996, the Company was reincorporated in the State of Delaware. The Company manufactures its products under its own label at its facility in Dulles, Virginia. The Company currently employs 15 people.

OPERATIONS

The Company manufactures and distributes ballistic protective equipment, including equipment commonly referred to as body armor.

The Company's product lines include four basic types of ballistic protective vests, K-9 ballistic protective vests and assorted other ballistic protective devices, such as aircraft ballistic protective equipment and ballistic protective shields, blankets and seat cover liners.

The Company's four main product lines of ballistic protective vests are manufactured in six styles, each providing varying degrees of protection and certified under guidelines established by the National Institute of Justice (the "NIJ"). All of the Company's body armor products are certified under the NIJ's Standard 0101.03 for Police Armor.

PRODUCTS

The Company's life-saving products are manufactured primarily with Honeywell's High Performance Materials which are Spectra(-Registered Mark-) 1000 woven fabric, and non-woven composite ballistic materials Spectra Shield(-Registered Mark-), Spectra Flex(-TM-), Gold Shield(-TM-) and Gold Flex(-TM-).

Based on studies and testing performed at H.P. White Laboratory, Inc., an independent testing laboratory, tests prepared by Honeywell and the Company's own test experience, the Company believes that protective vests and equipment manufactured with Honeywell's High Performance Materials provide, pound for pound, greater ballistic protection and reduced blunt trauma to the wearer, at higher projectile protection and reduced blunt trauma to the wearer, at higher projectile velocities and with longer durability than similar equipment made with other forms of ballistic resistant materials.

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

RESEARCH AND DEVELOPMENT

The Company concluded research and development during 1996 on a new line of ballistic protective vests marketed as the Thin Blue Line (TBL). The TBL vests, made with Honeywell's High Performance Materials, Gold Flex(-TM-) and Gold Shield(-TM-), are light, flexible and cost less to produce than the Company's other ballistic protective vests. Also in 1996, the Company introduced a newly designed ballistic-protective vest for police dogs.
The Company did not initiate any new R&D efforts during 1999 or 1998.

RAW MATERIALS, SOURCES AND AVAILABILITY

The Company is dependent upon a single supplier for the majority of its raw materials. These materials are available only from Honeywell, which holds the parent for the unidirectional fiber/resin process incorporating Spectra(-TM-) ultra high molecular weight polyethylene fibers or aramid fibers. Honeywell also controls the proprietary thermoplastic process used to manufacture its Shield and Flex materials.

CUSTOMERS

Government contract work and sales to U.S. government agencies represented 23% of total sales in 1999 and 19% in 1998. Sales to municipal law enforcement agencies represented 20% of total sales in 1999 and 26% in 1998. In 1999 and 1998, approximately 2% of Guardian's total sales were made to foreign police and military organizations.

MARKETING AND DISTRIBUTION

The Company's products are marketed directly by the Company and through selected dealers of police equipment to local, state, and federal agencies, private security companies, and private individuals with legitimate security needs. Marketing methods include personal sales presentations, advertising in magazines and periodicals aimed at the law enforcement profession, direct mail campaigns, participation selected trade shows and conferences, teaming arrangements which bring together technical expertise, sales and marketing efforts and production capabilities of other companies and responding to agency and department solicitations for bids and proposals.

In June 1997, the Company executed a four-year contract with the General Services Administration (GSA) - the federal government's principal procurement channel - enabling the Company to sell all its products directly through GSA.

The Company has developed an Internet presence with its own home page (www.guardiantech.com) and E-Mail address (gti@interramp.com) which have become channels for marketing products in the United States and around the world.

The Company also subscribes to two marketing services: BidNet and FACNet. BidNet tracks bids and solicitations for proposals from local and state jurisdictions throughout the United States. FACNet provides information on federal procurements and is a required on-line service for GSA contract suppliers seeking to sell to the U.S. Department of Defense (DOD). In order to respond to DOD solicitation opportunities, the Company seeks out manufacturers of compatible products and/or materials with which the Company can match its technical expertise, sales and marketing efforts and production capabilities.

BACKLOG

At December 31, 1999, the Company's estimated backlog of sales was $96,000. A year earlier, at December 31, 1998, the Company's estimated backlog of sales
was $75,000.   Backlog at the end of any given month is generally shipped during the following month. Backlog at December 31, 1999 and 1998 represents typical average backlog of between $75,000 and $100,000.

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

Item 2.   Description of Property

On March 31, 1999, the Company sold its land and building for $2,825,000. The building was constructed in 1997 for a total cost of $2,762,119 comprised of $237,339 for land and $2,524,780 in building costs. As a result of the sale the Company no longer received rental income from sublease agreements or incurred depreciation expense and other operating expenses associated with owning and managing a commercial building.

Following the sale the Company signed a five-year lease to occupy 15,000 square feet of space for approximately $14,000 per month.

Item 3.   Legal Proceedings

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

The common stock of the Company is traded on the NASDAQ Stock Market under the symbol GRDN. The prices listed below are the high and low sales for common shares during 1999 and 1998.

                                                  Price
                                          --------------------
            Quarter Ended                    Low         High
            -------------                 --------     --------

            03/31/98                      $ 1.6250     $2.8750
            06/30/98                      $ 2.1875     $3.3125
            09/30/98                      $ 2.0000     $3.7500
            12/31/98                      $ 1.2500     $3.8125
            03/31/99                      $ 1.0400     $1.8750
            06/30/99                      $ 1.1875     $2.1200
            09/30/99                      $ 1.1800     $1.5000
            12/31/99                      $ 1.0600     $2.1200


The Company maintained common stock purchase warrants which traded on the NASDAQ Stock Market under the symbol GRDNW. On October 27, 1998 the Company received a letter from NASDAQ indicating that the warrants were subject to delisting because the warrants had failed to maintain a minimum of two active market makers. Based on limited interest in the warrants from outside investors management decided not to attempt to rectify the market maker situation. NASDAQ subsequently delisted the warrants.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto.

OVERVIEW

During 1999, the Company sold its land and building for $2,825,000. In conjunction with the sale, the purchaser assumed the Company's mortgage note payable of $1,857,000. After the assumption of the mortgage, the Company had minimal long-term debt, thereby reducing future interest costs. Proceeds from the sale of the land and building were used to purchase 50% of the outstanding shares of common stock of Structural Holdings, Inc., a Delaware holding company (Structural). Structural has no operations and was formed specifically to purchase 100% of the outstanding shares of common stock of H&M Steel, Inc., an Oklahoma corporation (H&M). H&M is engaged in the business of structural steel fabrication. The Company, through its investment in Structural has embarked on an aggressive acquisition campaign in the area of structural steel fabrication. The Company believes this fragmented industry represents an opportunity to complete a consolidation strategy. Since the acquisition of H&M, Structural has executed letters of intent for three additional fabricators. Following satisfactory completion of due diligence Structural will enter into definitive purchase agreements with these companies. Funding from Guardian for closing on these acquisitions by Structural will come from external equity capital and debt financing.

The Company is currently pursuing three distinct activities associated with its body armor manufacturing operation:

     a) Management is currently looking to outsource the manufacture of its ballistic product line to reduce labor and overhead (mostly rent) costs incurred in the production process at its Dulles, Virginia facility.

     b) Management is working with several composite material vendors in an effort to develop a lightweight ballistic material package that will provide an overall reduction in the material cost component of each vest. By doing this in conjunction with outsourcing manufacturing the Company expects to increase its gross margin and lower its prices, making the Company more competitive in the market.

     c) Management is currently searching for experienced body armor sales personnel that will be able to capitalize on the new, light weight, lower priced product line being developed in order to increase sales volume.

The armor business restructuring strategy began in the first quarter of 2000 with full implementation expected by the end of the second quarter. The successful implementation of the aforementioned activities is intended to produce positive cashflow in the body armor business by year-end.

In addition, the Company is presently researching private companies in the security and safety product industry with profitable operations as potential acquisition candidates that would compliment the body armor business. It is anticipated that funds received from the Company's private placement and the exercise of common stock options (see liquidity and capital resources), coupled with the use of the Company's common stock, will be used to acquire a company in the security and safety products business.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Net sales for 1999 were $1,100,076 compared to $1,656,649 in 1998, a decrease of $556,573 or 33.6%. Sales in 1999 lagged behind 1998 due to limited government funding of local law enforcement programs. Although the "Bulletproof Vest Partnership Act of 1998" was enacted, the funding for this program was slow. In addition, the funding that was received did not materialize in quantities expected by industry. The "Bulletproof Vest Partnership Act of 1998" provides matching funds to law enforcement agencies for purposes of procuring body armor for law enforcement personnel. In essence, the matching funds would cover roughly half of the cost of procuring body armor. Due to the slow nature and quantity of funding available under this program, many procurement departments delayed the purchase of body armor. Revenues in 1999 were also negatively impacted by a smaller than anticipated order from a distributor that supply's armor products to an allied government. A similar order in 1998 from this same distributor was nearly double the size of the 1999 order.

The company's gross profit in 1999 was $163,424 or 14.8% compared to gross profit of $278,672 or 16.8. As the gross margin percentage remained relatively stable, the reduction in gross margin dollars of $115,248 was the result of reduced sales volume.

Total operating expenses of $1,117,644 during 1999 were comprised of selling expenses of $83,955 and general and administrative expenses of $1,033,689. Total operating expenses of $697,856 during 1998 were comprised of selling expenses of $129,070 and general and administrative expenses of $568,786. Selling expenses decreased $45,115 primarily from reduced sales consultant costs. Management believes the increase in general and administrative expenses of $464,903 were necessary to properly position the Company for long-term growth and was attributable primarily to the following:

     a) Salary, travel and related costs of the Company's President and CEO of $118,500. These costs were partially offset by $45,000 in fees the Company is to receive under a management contract with Structural. Upon Structural completing another acquisition, the Company's fees under the management contract will increase significantly.

     b) Audit fees of $30,000 incurred by the Company in connection with the acquisition of H&M by Structural.

     c) Rent expense associated with the Company's manufacturing operation located in Dulles, Virginia of $50,000 for the period April 1, 1999 to December 31, 1999. Prior to this time, the Company owned the building that housed the Company's manufacturing operation and therefore did not incur rent expense.
     d) Increased investor relations fees of $65,000 related to actual cash payments and options granted to an outside firm to assist the Company in the dissemination of information to the investing public.

     e) Consulting fees paid to an officer and director of $169,000 ($64,000 in the value of stock grants and the balance in cash) and $50,000 paid to a related party entity for financial advisory services.

Other income (expense) was $95,668 in 1999 compared to ($28,071) in 1998. Other income recorded in 1999 was comprised of the gain on sale of the Company's land and building of $107,974 recorded in March 1999 and rental income of $49,233 received prior to the building sale. Partially offsetting 1999 other income were miscellaneous expenses of $62,533. Other expense in 1998 was comprised of interest expense of $100,717 related to loans associated with the Company's building prior to its sale and costs incurred related to a failed acquisition of $111,423. These expenses were partially offset by rental income of $184,069.

The Company posted a net loss in 1999 of ($825,076) or ($.62) per share compared to a net loss of ($447,255) or ($.40) per share for 1998. Lower sales volume coupled with increased general and administrative expenses (discussed in detail above) produced a loss from armor operations of ($954,220) for the period. Partially offsetting this loss was income of $33,476 from the Company's equity method investment for the period related to the Company recognizing its pro-rata share of earnings in Structural, the parent of H&M.

As previously stated, H&M is engaged in the business of structural steel fabrication. Structural purchased H&M in 1999 for approximately $5,000,000. The purchase resulting in the recognition of approximately $3,025,000 of goodwill which is being amortized over 15 years. The purchase was financed by Structural with approximately $1,700,000 in cash (of which $850,000 was paid by the Company), a $650,000 note payable to the seller and a 3-year $2,650,000 term loan from a financial institution. Additionally, H&M obtained a 3-year $2,350,000 revolving line of credit from the same financial institution.

Since H&M is involved in the fabrication of products used in the construction industry, H&M often enters into long-term contracts with its customers and recognizes revenue on a percentage of completion basis, which requires significant estimates. During the fourth quarter of 1999, the Company recognized a loss of approximately $267,000 on its equity in net earnings of Structural. This loss was primarily the result of H&M revising its calculation for profit on long-term contracts prior to the Company's fourth quarter.

Also at December 31, 1999, H&M was not in compliance with certain financial covenants of its financial institution. H&M is currently attempting to obtain waivers of these loan covenant violations. Management believes these waivers will be obtained.

The table below presents summarized financial information for Structural:

           Summarized Financial Information for Structural Holdings
           --------------------------------------------------------
                              (Amounts in 000's)

                                        For the Year Ended
                                         December 31, 1999
                                         -----------------

            Current assets                    $  5,464,000
                                             =============
            Total assets                      $ 10,241,000
                                             =============
            Current liabilities               $  7,810,000
                                             =============
            Total liabilities                 $  8,450,000
                                             =============
            Total stockholders' equity        $  1,790,000
                                             =============
            Sales revenue                     $  7,005,000
                                             =============
            Gross margin                      $  1,675,000
                                             =============
            Net income                        $     90,000
                                             =============

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

LIQUIDITY AND CAPITAL RESOURCES

During the twelve months ended December 31, 1999, the Company used net cash in operating activities of $391,893 compared with $331,182 last year. Cash used in operating activities was provided by $585,937 in available cash existing at the beginning of the year.

In March 1999 the Company sold its land and building generating net cash of $684,793 after the repayment of a 1st mortgage on the facility in the amount of $1,834,581.

In June 1999 the Company sold 133,334 shares of common stock generating proceeds of $100,000.

The net proceeds from the sale of the building and the private placement proceeds referred to above were used to fund the Company's 50% investment in Structural of $850,000, plus acquisition related expenses totaling $98,900.

The Company does not anticipate any significant capital expenditures for property and equipment in the coming year.

The Company's only long-term indebtedness at December 31, 1999 relates to a three-year premium financing arrangement for Director's and Officer's insurance in the amount of $36,489.

The Company had notes receivable of $235,000 at December 31, 1999. In March 2000 the Company collected $50,000 of the outstanding balance of notes receivable. Management believes the remaining balance of notes receivable will be collected by June 30, 2000 which will provide an additional $185,000 of cashflow to the Company for working capital purposes.

From January 2000 through March 2000, options for 424,000 shares of common stock were exercised generating net proceeds to the Company of $530,000. These funds will be used for general working capital purposes.

Subsequent to December 31, 1999, the Company sold 150,000 units (comprised of 2 common shares and warrants for the purchase of 4 shares of common stock) for $1.50 each receiving net proceeds of $225,000. The warrants have the following terms:

               WARRANT        PRICE               PERIOD*
               -------        -----               -------

               Class A        $.7500               30 days
               Class B        $.8750               60 days
               Class C        $1.000               90 days
               Class D        $1.125              120 days
               Class E        $1.250              150 days
               Class F        $1.375              180 days

---------

* The exercise period begins upon the effective date of a registration statement registering the underlying shares of common stock issuable upon the exercise of these warrants. Warrants must be exercised in alphabetical order by warrant class. If any warrant is not exercised during the term of the warrant by an individual warrant holder, all remaining classes of warrants will automatically expire.

Should all warrants be exercised the Company will receive additional proceeds from this offering of $3,825,000. These funds will be used for acquisitions and general working capital purposes.

                          FORWARD-LOOKING STATEMENTS

The Company believes that this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to certain risks and uncertainties. Forward-looking statements represent the Company's expectations or beliefs concerning future events, including the following: any statements regarding future sales and gross profit percentages, any statements regarding the continuation of historical trends, any statements regarding the sufficiency of the Company's cash balance. and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs, any statements regarding the effect of regulatory changes, the success of development and enhancement of the Company's products, the adequacy of the Company's facilities, potential acquisitions, and any statements regarding the future of the industry and the various parts of the markets in which the Company conducts its business. The Company cautions that any forward-looking statements made by the Company in this report or in other announcement made by the Company are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements.

THE YEAR 2000 ISSUE

We have not encountered any Year 2000 problems, however there is still a risk of the following consequences:

* operational inconveniences and inefficiencies for us, our service and content providers and our visitors that may divert our time and attention and financial and human resources from our ordinary business activities; and

* lesser system failures that may require significant efforts by us, our service and content providers or our visitors to prevent or alleviate material business disruptions.

We view the risk of material disruption to our service to be immaterial and accordingly have not formulated a detailed contingency plan.

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

Item 7.   Financial Statements

The following financial statements are filed as part of this report beginning on page F-1:

1.   Independent Auditor's Report

2.   Balance Sheet as of December 31, 1999

3.   Statements of Operations for the years ended December 31, 1999 and 1998

4. Statement of Stockholders' Equity for the years ended December 31, 1999 and 1998

5.   Statements of Cash Flows for the years ended December 31, 1999 and 1998

6.   Notes to Financial Statements


Item 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosures

None.

                                   PART III

Item 9.   Directors and Executive Officers

The executive officers and directors of the Company are listed in the table below and brief summaries of their business experience and certain other information with respect to them are set forth thereafter.


NAME                     AGE       P0SITION
----                     ---       --------

Oliver L. North          56        Chairman of the Board, and Secretary
J. Andrew Moorer         38        President and CEO
Herbert M. Jacobi        60        Director
Kevin L. Houtz           37        Director
David W. Stevens         64        Director


The Company's Articles of Incorporation authorize three (3) classes of Directors which classes serve for varying terms. The Articles also grant to the sitting Directors the authority to fill any vacancies on the Board and/or to appoint members to the Board to fill any vacancies resulting from an increase in the authorized number of Directors.

Oliver L. North is currently the Chairman of the Board and Secretary of the Company. Since the Company's inception until February 1999, Mr. North was also the President and Chief Executive Officer. In February 1999, Mr. North resigned as President and C. E. O. due to increased responsibilities associated with his broadcasting interests. Mr. North graduated from the United States Naval Academy in June 1968 and served in the United States Marine Corps for twenty-two years. His service included a tour of duty in Vietnam where he earned a Silver Star for heroism, a Bronze Star with a "V" for valor, and two Purple Hearts for wounds in action. From 1981 through 1986, he served as a member of President Ronald Reagan's National Security Council staff and became Deputy Director of Political-Military Affairs. In this capacity, he helped plan the liberation of Grenada, the capture of terrorists who hijacked the cruise ship Achille Lauro, and the U.S. raid on Mohmar Quaddafi's terrorist training camps in Libya. He retired from the Marine Corps in 1988.

J. Andrew Moorer has been the President and Chief Executive Officer of the Company since February 1999. Mr. Moorer was named Chief Operating Officer of the Company in l998. Mr. Moorer began his career as a Certified Public Accountant in the Audit and Emerging Business Services Group of the international accounting firm of PriceWaterhouseCoopers. Since leaving public accounting in l987, Mr. Moorer has held various positions in finance with increasing levels of responsibility, including the position of Chief Financial Officer for several firms. Mr. Moorer received his formal education at Loyola College of Maryland.

Herbert M. Jacobi has been an attorney in private practice in New York, New York since 1967.

Kevin L. Houtz is the founder of Elements of Design, a full service graphic design firm located in Baltimore, Maryland. The firm, specializing in the development of corporate identity and collateral and packaging design, has served a variety of regional and national clients since its inception in 1989. Mr. Houtz graduated from the University of Maryland in 1984 receiving a Bachelor of Arts degree in Visual Arts/Design.

David W. Stevens has been the CEO of several public and private companies for the past twenty-four years. His assignments have focused on restructuring and turnaround situations in the manufacturing, defense electronics and engineering services industries. Mr. Stevens is also a consultant to the International Finance Corporation of the World Bank Group in organizational development. At present, Mr. Stevens is Chief Operational Officer of Hargrove, Inc., a company specializing in exhibits and special events.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of the Common Stock (collectively, "Reporting Persons") to file initial reports of ownership and changes of ownership of the Common Stock with the SEC and the NASDAQ Stock Market. Reporting Persons are required to furnish the Company with copies of all forms that they file under Section 16(a).
Based upon information provided to the Company from Reporting Persons, Mr. Moorer failed to file four reports covering five transactions in a timely fashion, Mr. North failed to file two reports covering four transactions in a timely fashion, Mr. Houtz failed to file seven reports covering 24 transactions in a timely fashion, and Mr. Stevens failed to file three reports covering four transactions in a timely fashion. Other than the foregoing, the Company is not aware of any failure on the part of any Reporting Persons to timely file reports required pursuant to Section 16(a).

Item 10.  Executive Compensation

The following table sets forth the executive compensation paid to each executive officer of the Company during the years ended December 31.

                                      TABLE 1
                            SUMMARY COMPENSATION TABLE
                                                                                 Long Term Compensation
                                                                           ----------------------------------
                                    Annual Compensation(1)              Awards                  Payouts
                                  --------------------------       -------------                --------
                                                      Other                                                 All
                                                     Annual      Restricted              Restricted       Other
Name and                                             Compen-        Stock                  LTIP           Compen-
Principal                Year     Salary    Bonus    sation       Award(s)     Options/   Payouts          sation
Position                 Ended      ($)      ($)     ($)(2)          ($)        SARs          ($)            ($)
---------------         -------  --------   -----   ---------    ----------    --------  -----------      ------

Oliver L. North,          1999      $ -0-     -0-     $55,000     100,000        -0-      -0-              (1)
  Chairman and            1998      $ -0-     -0-       -0-         -0-          110,000  -0-              (1)
  Secretary

J. Andrew Moorer,         1999    $82,500   $12,175     -0-         -0-          100,000  -0-              (1)
  President and           1998        -0-     -0-       -0-         -0-          120,000  -0-              (1)
  Chief Executive
  Officer

------------------------------

                                      TABLE 3

                AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                           AND FY-END OPTION/SAR VALUES
               ----------------------------------------------------
                                                                                     Value of
                                                                     Number of      Unexercised
                                                                    Unexercised     In-the-Money
                                                                   Options/SARs     Options/SARs
                                                                   at FY-End (#)  at FY-End ($) (1)

                        Shares Acquired       Value Realized        Exercisable      Exercisable/
Name                    on Exercise (#)             ($)           (Unexercisable)   Unexercisable
----------------        ---------------       --------------      ---------------- ----------------

Oliver L. North,                                                      110,000       -0-
   Chairman and
   Secretary

J. Andrew Moorer,                                                     140,000       $30,000
   President and
   Chief Executive
   Officer

------------------------------

(1) The above table reflects salary expenses as recorded on the Company's financial statements in accordance with generally accepted accounting principles. As such, the amounts may differ from the base salary rates discussed below.


Item 11.  Security Ownership of Certain Beneficial Owners and Management


The following table sets forth certain information, as of April 10, 2000 with respect to the beneficial ownership of shares of Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) each executive officer named in the Summary Compensation Table appearing in Item 10 "Executive Compensation", and (iv) all executive officers and directors as a group. Except as indicated in the footnotes to the table, persons named in the table have sole voting and investment power with respect to all shares of Common Stock which they respectively own beneficially.


Name. and Address               Number of Shares              Percent
of Beneficial Owner           Beneficially Owned (1)        of Class (2)
-------------------           ----------------------        ------------

Oliver L. North                    229,980                       6.9%
Rt. 1, Box 560
B1uemont, VA 20135

J. Andrew Moorer                   420,000 (3)                   12.0%
11 Sundial Circle, Suite 17
Carefree, AZ 85377

Herbert M. Jacobi                   20,000                            *
3 West 38th Street
New York, NY 10018

Kevin L. Houtz                     154,000                        4.7%
3000 Chestnut Ave.
Suite 343D
Baltimore, MD 21222

David W. Stevens                    20,000                            *
312 Greenwood Point Rd.
Grasonville, MD  21638

All Officers and Directors
as a Group (5 persons) (4)         743,900                       24.0%

----------------

* Less than 1%

(1) A person is deemed to be the beneficial owner of securities if, among other things, he or she directly or indirectly has or shares voting power or investment power with respect to such securities. A person is also considered to beneficially own securities which he or she does not actually own but has the right to acquire presently or within the next sixty (60) days, through the exercise of any option or warrant.

(2) In calculating percentage ownership, all shares of Common Stock that the named shareholder has the right to acquire within 60 days upon the exercise of any option or warrant are deemed to be outstanding for the purpose of calculating the percentage of Common Stock owned by such stockholder, but are not deemed outstanding for the purpose of computing the percentage of Common Stock owned by any other stockholder. Shares and percentages beneficially owned are based upon 1, 655,831 shares outstanding on April 10, 2000.

(3)  Includes 200,000 shares exercisable upon the exercise of options.

(4)  Includes Messrs. Moorer, North, Jacobi, Houtz and Stevens.


Item 12. Certain Relationships and Related Transactions

     In February 1999, J. Andrew Moorer and Oliver L. North entered into an agreement whereby Moorer was granted an option to acquire, from North, 100,0000 shares of common stock of the Company at an exercise price of $1.75 per share for a period of six (6) months and 57,990 shares of common stock at an exercise price of $5.00 for a period of one (1) year. During 1999 Moorer exercised the option to purchase 100,000 shares of common stock from North for $175,000. As of the date of this filing, the remaining 57,990 shares under option expired unexercised.

     During 1999, the Company paid $55,000 in cash and issued 75,006 shares of common stock valued at $51,087 to Mr. North for consulting services.

     The Company issued to TAIM Special Equities III 133,334 shares of common stock for $100,000. TAIM owns the other 50% of Structural.

     During 1999 the Company loaned $85,000 to TAIM. The interest rate is 9%, with interest due monthly with principal due June 30, 2000. The note is collateralized by 10% of TAIM's common stock ownership of Structural and consulting fee payments of $12,500 per month made to TAIM by Structural.

     During 1999 the Company issued to Redwood MicroCap Fund, Inc. 66,666 shares of common stock valued at $50,000 for serviced provided in connection with the acquisition of Structural. Mr. Moorer is an officer of Redwood.

     During 1999 the Company paid $50,000 to Redwood for financial advisory services.

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit
Number    Description
-------   -----------

3.1       Certificate of Incorporation of the Company *
3.2       Bylaws of the Company.*
4.1       Form of Common Stock Certificate.*
4.2       Form of Warrant.*
10.1      Employment Agreement between the Company and Oliver L. North.**
10.2      Employment Agreement between the Company and Joseph F. Fernandez.**
10.3 Revolving Line of Credit Agreement dated December 7, 1995 among the Company, Creditanstalt Corporate Finance, Inc. and Oliver L. North, as Guarantor.**
10.4 Promissory Note dated December 7, 1995 from the Company to Creditanstalt Corporate Finance, Inc.**
10.5 Guaranty dated December 7, 1995 from Oliver L. North to Creditanstalt Corporate Finance, Inc.**
10.6 Amendment dated November 26, 1996 relating to Revolving Loan of Credit Agreement among the Company, Creditanstalt Corporate Finance, Inc. and Oliver L. North, as Guarantor.**
10.7 Margin Agreement dated June 24, 1996 between the Company and Pershing, Division of Donaldson, Lufkin & Jenrette Securities Corporation.**
10.8      Promissory Note dated February 7, 1997 from the Company to Dashco,
          Inc.**
10.9 Deed of Trust between the Company and Marc A. Busman and Rosalyn R. Busman, Trustees.**
10.10 Deed of Lease dated January 23, 1997 between the Company, as Landlord, and Freedom Alliance, as Tenant.**
10.11 Letter re: Line of Credit facility between the Company and Adler Financial Group.**
10.12 Letter re: Loan commitment between the Company and The Baltimore Life Insurance Company/Life of Maryland, Inc.***
10.13 Stock Purchase Agreement dated August 12, 1999 between the Company and Taim Investment Company regarding Structural Holdings, Inc.****
10.14 Employment Agreement between the Company and J. Andrew Moorer dated February 1, 1999.*****
10.15 Option dated February 19, 1999 by and between J. Andrew Moorer and Oliver North.*****
10.16 Promissory Note dated May 1, 1999 from Taim Special Equities III to the Company.*****
10.17 Consulting Agreement between the Company and Structural Holdings, Inc. dated April 1, 1999.*****
10.18 Consulting Agreement between the Company and Oliver L. North dated February 19, 1999.*****
10.19 Consulting Agreement between the Company and Redwood MicroCap Fund, Inc. dated December 31, 1998.*****
11.0      Statement re: Computation of Per Share Earnings.
27.0      Financial Data Schedule

* Filed as an Exhibit to the Company's Registration Statement on Form SB-2 dated March 22, 1996 (Reg. No. 333-2712-NY) and incorporated herein by reference.
** Filed as an Exhibit to the Company's 1996 Form 10-KSB dated April 15, 1997 and incorporated herein by reference.
*** Filed as an Exhibit to the Company's 1997 Form 10-KSB dated March 31, 1998 and incorporated herein by reference.
****      Filed as an Exhibit to the Company's Current Report on Form     8-
          K/A-3 filed with the Commission on August 16, 1999
*****     Filed herewith

(b)  Reports on Form 8-K

     The Registrant filed no Current Reports on Form 8-K during the fourth quarter ended December 31, 1999.

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                  ------------------------------------------
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------






                                                                 PAGE
                                                                 ----
INDEPENDENT AUDITORS' REPORT                                     F-2

BALANCE SHEET - December 31, 1999                                F-3

STATEMENTS OF OPERATIONS - For the Years Ended
December 31, 1999 and 1998                                       F-4

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY -
For the Years Ended December 31, 1999 and 1998                   F-5

STATEMENTS OF CASH FLOWS - For the Years Ended
December 31, 1999 and 1998                                       F-6

NOTES TO FINANCIAL STATEMENTS                                    F-7

                         INDEPENDENT AUDITOR'S REPORT




Board of Directors and Shareholders
Guardian Technologies International, Inc.
Dulles, Virginia

We have audited the accompanying balance sheet of Guardian Technologies International, Inc. as of December 31, 1999 and the related statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guardian Technologies International, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.



Hein + Associates LLP

Denver, Colorado
March 16, 2000

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                                 BALANCE SHEET
                               DECEMBER 31, 1999


                                    ASSETS
                                    ------
Current Assets:
      Cash and cash equivalents                                 $   191,690
      Accounts receivable, no allowance considered necessary        185,279
      Inventories
      158,745
      Notes receivable:
          Related party                                              85,000
          Other                                                     150,000
      Prepaid expenses and other                                     97,745
                                                                 -----------
            Total current assets                                    868,459

Equity Investment                                                 1,027,376

Property and Equipment, net                                          52,064

Deposits and Other                                        12,210
                                                                 -----------
Total Assets                                                     $1,960,109
                                                                 ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
Current Liabilities:
      Notes payable and current portion of long-term debt           $33,133
      Accounts payable
      218,243
      Accrued director fees                                          97,655
      Accrued payroll and related benefits expenses                  12,999
                                                                 -----------
            Total current liabilities                               362,030

Long-Term Debt, net of current portion                               36,489

Commitments and Contingencies (Notes 2 and 7)

Shareholders' Equity:
      Preferred stock, $.20 par value, 1,000,000
       shares authorized; no shares issued and outstanding                -
      Common stock, $.001 par value; 15,000,000 shares
       authorized, 2,762,668 shares issued and outstanding            2,763
      Additional paid-in capital                                  4,660,908
      Accumulated deficit                                        (3,102,081)
                                                                ------------
            Total shareholders' equity                            1,561,590
                                                                ------------
Total Liabilities and Shareholders' Equity                       $1,960,109
                                                                ============


             See accompanying notes to these financial statements

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                           STATEMENTS OF OPERATIONS

                                                            For the
                                                          Years Ended
                                                         December 31,
                                                   -------------------------
                                                       1999          1998
                                                   -----------   -----------

Net Sales             $                            1,100,076   $  1,656,649
      Cost of goods sold                              936,652     1,377,977
                                                   -----------   -----------
Gross Profit                                       163,424278,672

Operating Expenses:
      Selling expenses                                      83,955  129,070
      General and administrative                    1,033,689       568,786
                                                   -----------   -----------
          Total operating expenses                  1,117,644       697,856
                                                   -----------   -----------
Operating Loss                                       (954,220)     (419,184)

Other Income (Expense):
      Interest income (expense)                           994      (100,717)
      Rental income                                         49,233  184,069
      Gain on sale of assets                          107,974             -
      Miscellaneous income (expense)                  (62,533)            -
      Costs related to failed acquisition                   -      (111,423)
                                                   -----------   -----------
          Total other income (expense)                 95,668       (28,071)
                                                   -----------   -----------
Loss Before Earnings From Equity Investment          (858,552)     (447,255)

      Equity in net earnings of investment              33,476            -
                                                   -----------   -----------
Net Loss              $                            (825,076)   $   (447,255)
                                                   ===========   ===========
Net Loss per Common Share, Basic and Dilutive      $     (.62)   $     (.40)
                                                   ===========   ===========
Average Common Shares Outstanding, Basic
 and Dilutive                                      1,338,513     1,120,310
                                                   ===========   ===========

             See accompanying notes to these financial statements

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                          Common Stock     Additional    Accumu-
                      --------------------   Paid-in      lated
                      Shares       Amount    Capital     Deficit     Total
                      ---------  ---------  ---------   ---------- ----------

Balances, January
     1, 1998          2,228,402  $   2,228 $4,106,310 $(1,829,750)$2,278,788

     Exercise of
       options          200,000        200    249,800           -    250,000
     Issuance of
       common stock      59,260         60     49,940           -     50,000
     Net loss                -          -           -    (447,255)  (447,255)
                      ---------  ---------  ---------   ---------- ----------
Balances, December
     31, 1998         2,487,662      2,488  4,406,050  (2,277,005) 2,131,533

     Issuance of
       common stock:
       Cash             133,334        133     99,867           -    100,000
       Services         141,672        142    154,991           -    155,133
     Net loss                -          -          -     (825,076)  (825,076)
                      ---------  ---------  ---------   ---------- ----------
Balances, December
     31, 1999         2,762,668  $   2,763 $4,660,908 $(3,102,081)$1,561,590
                      =========  =========  =========   ========== ==========


             See accompanying notes to these financial statements

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                           STATEMENTS OF CASH FLOWS

                                                    For the Years Ended
                                                       December 31,
                                                ---------------------------
                                                    1999           1998
                                               ------------   -------------

Cash Flows from Operating Activities:
     Net loss                                  $  (825,076)    $  (447,255)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
       Depreciation and amortization of property
          and equipment                             40,720          92,949
       Common stock and options for services       155,133               -
       Write down of assets to net realizable
          value                                          -          68,224
       Gain on sale of property and equipment      107,974               -
       Equity in net earnings of investment        (33,476)              -
     Changes in operating assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                      (32,748)         42,382
          Inventories                               22,040         235,550
          Prepaid expenses and other                50,889         (66,697)
       Increase (decrease) in:
          Accounts payable                         122,171        (155,725)
          Accrued expenses                             792         (19,629)
          Customer deposits                           (312)        (80,981)
                                               ------------   -------------
       Net cash used in operating activities      (391,893)       (331,182)
                                               ------------   -------------
Cash Flows from Investing Activities:
     Purchase of property and equipment             (3,248)         (7,729)
     Sale of property and equipment              2,519,374               -
     Issuance of notes receivable                 (505,000)       (500,000)
     Payments on notes receivable                  670,000         100,000
     Investment in Structural Holdings, Inc.      (948,900)
                                               ------------   -------------
       Net cash provided by (used in)
          investing activities                   1,732,226        (407,729)

Cash Flows from Financing Activities:
     Proceeds from issuance of notes payable             -       1,926,161
     Payment on notes payable                   (1,834,581)     (1,010,774)
     Exercise of options                                 -         250,000
     Issuance of common stock                      100,000          50,000
                                               ------------   -------------
       Net cash provided by (used in)
          financing activities                  (1,734,581)      1,215,387
                                               ------------   -------------
Increase (Decrease) in Cash and Cash
     Equivalents                                  (394,248)        476,476

Cash and Cash Equivalents, beginning of
     period                                        585,938         109,461
                                               ------------   -------------
Cash and Cash Equivalents, end of period       $   191,690     $   585,937
                                               ============   =============
Supplemental Schedule of Cash Flow
     Information:
     Cash paid for interest                    $    39,685     $   146,842
                                               ============   =============

             See accompanying notes to these financial statements

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS


1.   Nature of Business and Significant Accounting Policies:

     Nature of Operations - Guardian Technologies International, Inc. (the "Company") is incorporated in the State of Delaware. The Company manufactures and distributes soft armor products, primarily superior quality ballistic protective vests, for law enforcement officers, armed forces personnel, and other legitimate individuals or groups requiring protective equipment. During 1999, the Company acquired a 50% interest in Structural Holdings, Inc. (Structural). Structural is a holding company and its only investment at December 31, 1999 is 100% of the common stock of H&M Steel (H&M). H&M is engaged in the business of structural steel fabrication.

     Investments - The Company's 50% ownership interest in Structural is accounted for under the equity method of accounting and is recorded at cost as adjusted for its proportionate share of earnings and distributions.

     Revenue Recognition - Manufacturing revenue is recognized upon shipment of product.

     Use of Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. H&M enters into long-term contracts with its customers and recognizes revenue on a percentage of completion basis, which requires significant estimates.

     Financial Instruments - The estimated fair value of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses approximate their carrying amounts in the financial statements due to the short-term nature of these instruments.

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

     The Company maintains cash in commercial banks in accounts which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per customer and in uninsured accounts. The cash amount presented on the balance sheet reflects the actual amounts on deposit with banks reduced for outstanding checks and increased for deposits in transit. At December 31, 1999, the Company had cash in banks in excess of FDIC insured limits of approximately $87,200.

     Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     Accounts Receivable - It is the practice of management to write-off receivables in the year amounts are determined to be uncollectible. No allowance for doubtful accounts is reflected in these financial statements since management believes all accounts at December 31, 1999 to be fully collectible.

     Inventories - Inventories consist of purchased materials and components, work-in-process, and finished goods. Inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. Inventories consisted of the following at December 31, 1999:



            Raw materials and components      $    135,437
            Finished goods                          23,308
                                              -------------
                                              $    158,745
                                              =============

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

     Rental Income - The Company leased a portion of the building which it owned until March 31, 1999. Rental income and payments are recorded and received on a monthly basis. Rental income was $49,233 and $184,069 in 1999 and 1998, respectively.

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

     Net Loss Per Common Share - The Company has adopted SFAS No. 128 which establishes standards for computing and presenting earnings per share
     (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of EPS - basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All potential dilutive securities are antidilutive as a result of the Company's net loss for the years ended December 31, 1999 and 1998. Accordingly, basic and diluted EPS are the same for each year.

     Comprehensive Loss - SFAS No. 130 establishes standards for reporting and display of comprehensive loss, its components and accumulated balances. Comprehensive loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Comprehensive loss was the same as net loss in 1999 and 1998.

     Recently Issued Accounting Pronouncement - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company's financial statements for the year ended December 31, 2000 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

2.   Liquidity:

     The Company has incurred losses since inception, including $825,076 in 1999 and $447,225 in 1998, respectively. If losses continue and/or the Company is unable to raise adequate capital to fund future operations, the Company may be required to curtail operations, liquidate assets or enter into capital or financing arrangements on terms which may have an adverse effect on future operations. In an effort to improve operations and cash flow, the Company is currently pursuing the following activities:

     * Outsourcing of the manufacture of its ballistic product line to reduce labor and overhead costs (mostly rent) incurred in the production process at its Dulles, Virginia facility. The Company is also working with several vendors to provide a lightweight ballistic material in order to reduce material costs in its product lines.
          The Company anticipates that these actions will not only increase gross margin percentages, but will allow the Company to lower the price on its product lines. Management is also seeking experienced body armor sales personnel that will be able to capitalize on this lower priced product line, thereby increasing sales volume.


     * Seeking profitable and privately held strategic acquisition candidates that are in the security and safety product industry. The Company intends to acquire the candidates through a combination of cash (raised through equity financings) and common stock of the Company.

     * Subsequent to December 31, 1999, the Company raised additional equity financing of $225,000 and $530,000 through proceeds from a private placement and option exercises, respectively. The Company anticipates the exercise of warrants included in the private placement in fiscal 2000. Assuming all warrants are exercised, the Company would receive proceeds of $3,825,000. However, there can be no assurances that any of these warrants will be exercised (see
          Note 13).

     For these reasons, management believes that no adjustments or reclassifications of recorded assets and liabilities is necessary at this time.

3.   Investment in Structural Holdings:

     In 1999, the Company purchased a 50% interest in Structural for $850,000 cash and incurred $98,900 of costs directly associated with this investment. The investment is accounted for under the equity method of accounting.

           Summarized Financial Information for Structural Holdings
           --------------------------------------------------------
                              (Amounts in 000's)

                                        For the Year Ended
                                         December 31, 1999
                                         -----------------

            Current assets                    $  5,464,000
                                             =============
            Total assets                      $ 10,241,000
                                             =============
            Current liabilities               $  7,810,000
                                             =============
            Total liabilities                 $  8,450,000
                                             =============
            Total stockholders' equity        $  1,790,000
                                             =============
            Sales revenue                     $  7,005,000
                                             =============
            Gross margin                      $  1,675,000
                                             =============
            Net income                        $     90,000
                                             =============

     Structural purchased an entity (H&M) in 1999 for approximately $5,000,000. The purchase of H&M was accounted for under the purchase method of accounting, and as a result, approximately $3,025,000 of goodwill was recorded which is being amortized over 15 years. The purchase was financed by Structural with approximately $1,700,000 in cash (of which $850,000 was paid by the Company), a $650,000 note payable to the seller and $2,650,000 of 3-year term loans to a financial institution to H&M. Additionally, H&M obtained a $2,350,000 3-year revolving line-of-credit from the same financial institution. H&M was not in compliance with certain financial covenants of the financial institution as of December 31, 1999 and as such, the notes have been classified as current. However, H&M is currently attempting to obtain waivers of these loan covenant violations. The loan agreements have restrictions on payment of dividends, salaries and fees to the principals/shareholders of Structural. Consulting fees of $225,000, primarily related to obtaining the loan from the financial institution, were paid to an entity that has a common equity interest holder with a shareholder of Structural. The equity interest holder is also the chief executive officer of Structural. This fee has been recorded as deferred financing fees and is being amortized over the 3-year life of the loans.

     The Company receives fees of $5,000 per month from Structural. Included in the Company's investment in Structural is a $45,000 receivable due
     from Structural for accrued fees.   The net investment in Structural of
     approximately $982,000, after deducting the fee receivable, differs from the Company's 50% interest in the net equity of Structural totaling $895,000. This difference, totaling $87,000, is the result of the Company capitalizing direct costs it incurred for the purchase of its 50% interest in Structural and a timing difference from when Structural effectively acquired H&M and when the Company acquired its interest in Structural for purposes of allocating net income. This difference is being amortized over 15 years.

4.   Note Receivable:

     In conjunction with a failed acquisition of an entity in 1998, the Company loaned $500,000 to this entity. The interest rate is 8%. A 637-acre parcel of land and a building have been pledged as collateral on the note. At December 31, 1999, the note balance had been reduced to $100,000. The remaining balance is due June 30, 2000.

     The Company loaned $50,000 to an unrelated entity. The interest rate is 12% and the principal plus interest is payable in full on March 31, 2000. An interest in the underlying mortgage was assigned to the Company by the entity's lender as collateral on the note. Subsequent to December 31, 1999, this note was repaid in full.

     A related party note receivable of $85,000 is from an entity that is a stockholder in the Company and the other 50% stockholder in Structural. The interest rate is 9 %, with interest due monthly with the principal due June 30, 2000. This note is collateralized by 10% of the entity's common stock ownership of Structural and consulting fee payments of $25,000 per month made to the entity by Structural.

5.   Property and Equipment:

     Property and equipment consists of the following at December 31, 1999:



            Manufacturing equipment           $    74,494
            Furniture and fixtures                 74,555
            Computer equipment                     44,800
                                              ------------
                                                  193,849
            Accumulated depreciation             (141,785)
                                              ------------
                                              $    52,064
                                              ============

     Depreciation expense for the years ended December 31, 1999 and 1998 was $40,720 and $92,949, respectively.

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


6.   Notes Payable:

     Included in notes payable are two insurance premium finance agreements totaling $36,489. The agreements mature in May 2000 and April 2001 and call for monthly payments of principal and interest of $2,585 and $2,492 with interest at 10.5% and 8.375%, respectively.

     The following is a schedule of future principal payments as of December 31, 1999:


          Year Ending December 31,
          ------------------------
          2000                                   $33,133
          2001                                    27,775
          2002                                     8,714
                                              ------------
                                                  69,622
          Less current portion                   (33,133)
                                              ------------
                                              $   36,489
                                              ============

7.   Lease Commitments:

     Office Lease - The Company leases office space, under a five-year operating lease. Total rental expense was $131,500 for the year ended December 31, 1999. The total minimum rental commitments at December 31, 1999 are as follows:



          2000                                    $175,300
          2001                                     175,300
          2002                                     175,300
          2003                                     175,300
          2004                                      43,800
                                             -------------
                                              $    745,000
                                             =============

8.   Shareholders' Equity:

     Stock Split - Subsequent to December 31, 1999, the Company's Board of Directors approved a 2 for 1 reverse stock split. Accordingly, all common stock reflected in the accompanying financial statements and notes reflect this split.

     Preferred Stock - The Company has the authority to issue 1,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares as may be determined by the Board of Directors. There were no outstanding shares of preferred stock in 1999 or 1998.

     Issuances of Common Stock - During 1999, the Company issued 66,666 shares of common stock valued at $50,000 to an entity which has a common officer with the Company for services provided in connection with the acquisition of Structural (see Note 3). In addition to $55,000 in cash for consulting services to a shareholder/director, the Company issued 75,006 shares of common stock to an entity owned by this shareholder/director for consulting services valued at $51,087. During 1999, the Company issued 133,334 shares of common stock for $100,000 to an entity that owns 50% of Structural.

     Warrants - In conjunction with the initial public offering in 1996, the Company issued 1,628,712 warrants. These warrants have an exercise price of $7.50 per share and expire in the year 2001. None of these warrants have been exercised.

     Stock Option Plans - In 1997, the shareholders approved a stock option plan authorizing options for 300,000 shares of the Company's common stock. Under the terms of the plan, the exercise price of non-qualified options will be the lesser of the book value per share of the common stock as of the end of the Company's fiscal year immediately preceding the date of such grant or 50% of the fair market value per share of the common stock on the date of such grant. For incentive stock options, the exercise price shall not be less than fair market value per share at the date of such grant. Options shall expire on the date specified by the Board but not more than 10 years from the date of grant for non-qualified and incentive stock options and options granted to employees expire
     90 days after termination. Following is a summary of activity under the stock option plan for the years ended December 31, 1999 and 1998:


                                      1999                   1998
                            --------------------    ----------------------
                                         Weighted                Weighted
                                         Average                  Average
                              Number     Exercise     Number     Exercise
                            of Shares      Price     of Shares     Price
                            ----------   ---------- ----------  -----------

Outstanding, beginning of
 year                         466,666       $1.165     66,666        $.660
  Granted                     194,000         .970    600,000        1.250
  Exercised                        -             -   (200,000)       1.250
  Expirations                 (66,666)        .660          -            -
                            ----------   ---------- ----------  -----------
Outstanding, end of year      594,000       $1.160    466,666       $1,165
                            ==========   ========== ==========  ===========

Vested Options                508,284       $1.235    466,666       $1.165
                            ==========   ========== ==========  ===========

  Of the 194,000 options issued in 1999, 100,000 options were issued to officers and directors of the Company and 94,000 were issued to employees and unrelated parties for services. All options granted during 1998 were to employees and directors.

  If not previously exercised or forfeited, vested options outstanding at December 31, 1999 will expire in the year ending December 31, 2000 at a weighted average exercise price of $1.165 per share. The remaining 85,716 options will vest ratably each quarter over seven years and will expire in February 2006 at a weighted average exercise price of $.705 per share. At December 31, 1998, the weighted average remaining contractual life of options outstanding was approximately 14 months.

  Presented below is a comparison of the weighted average exercise price and fair values of the Company's common stock on the measurement date for all stock options granted to employees during 1999:

                                           Number of   Exercise    Fair
                                           Shares        Price      Value
                                           ----------  --------   ------

Market price equal to exercise price         100,000   $  .705   $   .705
Exercise price greater than market price      24,000     1.250      1.188
Exercise price greater than market price      70,000     1.250      1.235
                                            --------   -------   --------
                                             194,000    $1.070   $  1.040
                                            ========   =======   ========

  Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options and warrants to employees since the exercise prices were not less than the market value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net loss and EPS would have been increased to the pro forma amounts indicated below.

                                              Year Ended December 31,
                                           -----------------------------
                                           1999                   1998
                                           ----------           ---------
Net loss applicable to common shareholders:
  As reported                              $(460,897)          $(447,255)
  Pro forma                                $(596,542)          $(579,363)
Net loss per common shareholders:
  As reported - basic and diluted          $    (.33)          $    (.40)
Pro forma - basic and diluted              $    (.43)          $    (.52)


  The fair value of each option granted in 1998 was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions:


  Expected volatility                          125.3%              165.2%
  Risk-free interest rate                        5.3%                5.5%
  Expected dividends                               -                   -
  Expected terms (in years)                      3.7                 2.0


9.    Income Taxes:

  There was no provision for income taxes for the years ended December 31, 1999 or 1998 due to net operating losses, and deferred tax assets being offset by a valuation allowance.

  The net deferred tax asset for the years ended December 31, are comprised of the following items:

                                           1999                   1998
                                           ----------           ---------


  Deferred tax assets:
       Options                             $  20,000           $       -
  Net operating loss carryforward          1,112,000             843,000
  Other                                       37,000              37,000
                                           ----------         -----------
          Gross deferred tax assets        1,169,000             880,000

Deferred tax liability:
  Equity investment                          (12,000)                  -
  Property and equipment                      (2,000)            (65,000)
                                           -----------          ---------
             Net deferred tax asset        1,155,000             815,000
  Less deferred tax asset valuation
       allowance                          (1,155,000)           (815,000)
                                           -----------         ----------
             Net deferred tax asset        $       -           $       -
                                           ===========         ==========

  Total income tax expense for 1999 and 1998 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:

                                           1999                   1998
                                           ----------           ---------

Statutory rate                                  (34)%               (34)%
State income taxes, net of Federal
  income tax benefit                             (4)%                (4)%
Increase (reduction) in valuation
  allowance related to of net
  operating loss carryforwards
  and change in temporary
  differences                                     38%                38%
                                            ---------           ---------
                                               -                   -
                                            =========           =========

  In 1999, the valuation allowance increased $344,000. At December 31, 1999, the Company has net operating loss carryforwards of approximately $2,980,000 available under provisions of the Internal Revenue Code to be applied against future taxable income. These carryforwards are subject to annual limitations on utilization and expire from December 31, 2010 through December 31, 2018.

10.    Major Customers:

  The Company sells its products primarily to authorized dealers for resale to municipal, county and state law enforcement agencies throughout the United States. Approximately 2% of sales in 1999 and 1998 were to foreign governments and agencies.

  Percentage of sales to major domestic customers at December 31, are as follows:

                                             1999           1998
                                             ---------       ---------
  Government Customer:
       U.S. Government Agency and
         subcontract                          23%            19%
       Municipal law enforcement agency       20%            26%

  Non-Governmental Customer                   20%            49%


11.    Major Supplier Concentration:

  The ballistic resistant products of the Company are primarily manufactured with the raw materials Spectra 1000 woven fabric and Spectra Shield. These two products are manufactured and distributed by one company only. As of December 31, 1999 and 1998, Guardian Technologies International, Inc., owed $72,700 and $80,600, respectively, to this company.

12.    Fourth Quarter Adjustment:

  During the fourth quarter of 1999, the Company recognized a loss of approximately $267,000 on its equity in net earnings of Structural. This loss was primarily the result of Structural revising its calculation for profit on long-term contracts prior to the Company's fourth quarter.

13.    Subsequent Events:

  Subsequent to December 31, 1999, the Company granted 100,000 shares of common stock valued at $98,000 to the directors of the Company for services performed in fiscal 1999. The amount was recorded as an accrued liability as of December 31, 1999 and will be recorded as an increase to common stock and additional paid-in capital during the first quarter of fiscal 2000.

  From January 1, 2000 through March 16, 2000, options for 424,000 shares of common stock were exercised resulting in total proceeds of $530,000.

  Subsequent to December 31, 1999, the Company sold 150,000 units for $1.50 each, totaling $225,000. Each unit is comprised of 2 shares of common stock and four Class A, Class B, Class C, Class D, Class E, and Class F warrants. The warrants have the following terms:

                                     Exercise             Exercise
                 Warrant               Price               Period*
                 -------             ---------            ---------

                 Class A                 $.750              30 days
                 Class B                 $.875              60 days
                 Class C                $1.000              90 days
                 Class D                $1.125             120 days
                 Class E                $1.250             150 days
                 Class F                $1.375             180 days

--------------

* The exercise period begins the effective date of a registration statement registering the underlying shares of common stock issuable upon exercise of these warrants. Warrants must be exercised in alphabetical order by warrant class. If any warrant is not exercised during the term of the warrant by an individual warrant holder, all remaining classes of warrants will be automatically expire.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.


Date:     April 14, 2000      By:  /s/ J. Andrew Moorer
                                   -----------------------------------
                                   J. Andrew Moorer, Director, President
                                   and Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Oliver L. North                          Date:     April 14, 2000
     --------------------------------
     Oliver L. North
     Chairman of the Board and Secretary


By: /s/ J. Andrew Moorer                          Date:     April 14, 2000
     --------------------------------
     J. Andrew Moorer
     Director, President and
     Chief Executive Officer


By:  /s/ Herbert M. Jacobi                        Date:     April 14, 2000
     --------------------------------
     Herbert M. Jacobi
     Director


By:  /s/ Kevin L. Houtz                           Date:     April 14, 2000
     --------------------------------
     Kevin L. Houtz
     Director


By:  /s/ David W. Stevens                         Date:     April 14, 2000
     --------------------------------
     David W. Stevens
     Director