Form 10QSB
period 2000-03-31
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2000-05-22
CIK 873198

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal quarter ended March 31, 2000

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from ____________ to ____________

                       Commission file number   0-28238

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
          -----------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

        Delaware                               54-1521616
----------------------------            ----------------------
(State or other jurisdiction                  I.R.S. Employer
of incorporation or organization)         Identification number

               22570 Markey Court, Dulles, Virginia  20166-6901
            ------------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

      Registrant's telephone number, including area code:  (703) 444-7931

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

  As of May 22, 2000, the Company had 3,611,662 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one).
                                                           Yes [  ]  No  [ X ]

PART I.  FINANCIAL INFORMATION


                         INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE

Balance Sheet - March 31, 2000                                               2

Statements of Operations - For the Three Months Ended March 31,
2000 and 1999                                                                3

Statement of Changes in Shareholders' Equity - For the Three
Months Ended March 31, 2000                                                  4

Statements of Cash Flows - For the Three Months Ended March 31,
2000 and 1999                                                                5


                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                                 BALANCE SHEET
                                MARCH 31, 2000

                                    ASSETS
                                    -------
Current Assets:
  Cash and cash equivalents                              $  766,270
  Accounts receivable, no allowance considered necessary    106,220
  Inventories                                               145,029
  Notes receivable:
Related party                                                85,000
     Other                                                  100,000
  Prepaid expenses and other                                 92,636
                                                        ------------
  Total current assets                                    1,295,155

Equity Investment                                           994,590

Property and Equipment, net                                  48,007

Deposits and Other                                           18,105
                                                        ------------

Total Assets                                             $2,355,857
                                                        ============


                     LIABILITIES AND SHAREHOLDERS' EQUITY
                    --------------------------------------

Current Liabilities:
  Notes payable and current portion of long-term debt    $   55,825
  Accounts payable                                           52,908
  Accrued payroll and related benefits expenses              17,617
                                                        ------------
  Total current liabilities                                 126,350

Long-Term Debt, net of current portion                         -

Shareholders' Equity:
  Preferred stock, $.20 par value, 1,000,000 shares
     authorized; no shares issued and outstanding              -
  Common stock, $.001 par value; 15,000,000 shares
     authorized, 3,167,168 shares issued and outstanding
3,168
  Additional paid-in capital                              5,496,600
  Accumulated deficit                                    (3,270,261)
                                                         -----------
  Total shareholders' equity                              2,229,507
                                                         -----------

Total Liabilities and Shareholders' Equity               $2,355,857
                                                        ============



             See accompanying notes to these financial statements.


                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                           STATEMENTS OF OPERATIONS


                                          For the Three
                                          Months Ended
                                            March 31,
                                      --------------------
                                      2000           1999
                                      -----          -----

Net Sales                          $  226,438     $ 216,842

Cost of goods sold                    173,302       190,749
                                    ----------   ----------

Gross Profit                           53,136        26,093

Operating Expenses:
  Selling expenses                     12,516        12,952
  General and administrative          188,015       178,150
                                    ----------   -----------
  Total operating expenses            200,531       191,102

Operating Loss                       (147,395)     (165,009)

Other Income (Expense):
  Interest income (expense)             7,894       (24,932)
  Rental income                             -        49,372
  Gain on sale of assets               (1,007)      109,759
  Miscellaneous income (expense)       20,114             -
                                    ----------   -----------
  Total other income (expense)         27,001       134,199
                                    ----------   -----------

Loss Before Earnings From Equity
  Investment                         (120,394)      (30,810)

  Equity in net loss of
     investment                       (47,786)            -
                                   -----------   -----------

Net Loss                           $ (168,180)    $ (30,810)
                                  ============  ============

Net Loss per Common Share,
  Basic and Dilutive               $     (.06)    $    (.02)
                                 =============  ============

Average Common Shares Outstanding,
  Basic and Dilutive                2,992,363     1,243,831
                                ==============  ============




             See accompanying notes to these financial statements.

                     GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                   STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                          Additional
                         Common Stock       Paid-In    Accumulated
                     Shares        Amount    Capital      Deficit        Total
                    ------         -----------------   -----------       -----
Balances,
  December 31,
  1999           2,762,668       $ 2,763    $4,660,908 $(3,102,081)$1,561,590

  Issuance of
     common stock:
     Cash          684,000           684       704,657               -
704,315
     Services      124,994           125       130,973               -
131,098
  Net loss               -             -          -      (168,180)   (168,180)
                -----------   ----------- ----------  -----------  -----------

Balances,
  March 31,
  2000           3,571,662       $ 3,572    $5,496,196$(3,270,261) $2,229,507
                ===========   ===========   ========== =========== ==========




               See accompanying notes to these financial statements.


                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                           STATEMENTS OF CASH FLOWS

                                               For the Three
                                               Months Ended
                                                 March 31,
                                             ----------------
                                           2000           1999
                                         ---------     ----------
Cash Flows from Operating Activities:
  Net loss                              $ (168,180)   $  (30,810)
  Adjustments to reconcile net loss
     to net cash used in operating
     activities:
     Depreciation and amortization of
       property and equipment                5,300        23,160
     Gain on sale of property and
       equipment                                 7      (109,759)
     Equity in net loss of
       investment                           47,786             -
     Changes in operating assets and
       liabilities:
  (Increase) decrease in:
     Accounts receivable                    55,047        98,226
     Inventories                            13,716         8,184
     Prepaid expenses and other             14,120       (41,610)
  Increase (decrease) in:
     Accounts payable                     (262,990)      (55,747)
     Accrued expenses                      135,716         5,491
     Customer deposits                         210             -
                                       ------------  ------------
  Net cash used in operating
     activities                           (159,268)     (102,865)
                                       ------------  ------------

Cash Flows from Investing Activities:
  Purchase of property and equipment        (7,430)         (648)
  Sale of property and equipment                75       877,941
  Payments on notes receivable              50,000       150,000
  Deposit on acquisition                         -      (286,900)
                                      -------------  ------------
     Net cash provided by investing
       activities                           42,645       740,393

Cash Flows from Financing Activities:
  Proceeds from issuance of notes
     payable                                     -        50,000
  Payment on notes payable                 (13,797)      (35,864)
  Exercise of options                      480,000             -
  Proceeds of common stock issued          225,000             -
                                        -----------   -----------
  Net cash provided by financing
     activities                            691,203        14,136
                                        -----------   -----------

Increase (Decrease) in Cash and
  Cash Equivalents                         574,580       651,664

Cash and Cash Equivalents,
  beginning of period                      191,690       585,937
                                       ------------   -----------

Cash and Cash Equivalents,
  end of period                         $  766,270    $1,237,601
                                       ============   ===========

Supplemental Schedule of Cash
  Flow Information:
  Cash paid for interest                $    1,519    $   35,816
                                       ============   ===========
  Common stock issued for
     accrued liabilities                $  131,098    $        -
                                       ============  ============


             See accompanying notes to these financial statements.

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS


1.   UNAUDITED INTERIM FINANCIAL STATEMENTS:
  --------------------------------------

  The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the entire fiscal year. These statements should be read in conjunction with the financial statements and related notes included in Form 10-KSB for Guardian Technologies International, Inc. ("GRDN" or the "Company") for the year ended December 31, 1999, as the notes to these interim financial statements omit certain information required for complete financial statements.

2.   EQUITY INVESTMENT (UNAUDITED):
  -----------------------------

  The Company has an investment in Structural Holdings, Inc. (Structural) which is recorded under the equity method of accounting. The following is a financial summary of the Company's investment in Structural. The table reflects the financial position of Structural at March 31, 2000 and its results of operations for the three months ended March 31, 2000:


     Net sales                               $3,605,716
     Cost of sales                           $2,995,121
     Depreciation                            $   24,000
     Net income                              $   93,263
     Guardian share of net income            $   46,632
     Current assets                          $4,580,412
     Noncurrent assets                       $4,900,740
     Total assets                            $9,481,152
     Current liabilities                     $6,986,091
     Noncurrent liabilities                  $  798,648
     Total liabilities                       $7,784,739
     Net assets                              $1,696,413


The Company recorded its equity in estimated earnings of Structural totaling $33,476 at December 31, 1999, based on Structural's management's best estimate of profit on uncompleted contracts at the time the Company's Form 10-Ksb was required to be filed with the SEC. However, Structural had not completed the audit of its December 31, 1999 financial statements as of that date and the audit still has not yet been issued. Based on a change of estimate in the cost to complete certain jobs, Structural changed its percent of completion calculation at December 31, 1999, thereby reducing its net income to a net loss. As a result, the Company reduced its equity in earnings of Structural for the three months ended March 31, 2000 by $94,418, which represents 50% of the reduction in net income of Structural for the year ended December 31, 1999. This amount coupled with Structural's net income for the three months ended March 31, 2000 presented above of $46,632, results in a net equity loss of $47,786 for three months ended March 31, 2000 as recorded on the Company's books.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto.

OVERVIEW

ARMOR:

     In late 1999, the Company decided to restructure its armor business in order to achieve profitability. Management began implementing the restructuring plan during the first quarter of 2000 with full implementation expected by the end of the second quarter. The successful implementation of the restructuring strategy is intended to produce positive cashflow in the armor business by year-end. The basic elements involved in the strategy are outlined below:

     a) To develop new products that will make the Company more competitive in the market.
          - During the first quarter management worked with several composite material vendors to develop new lightweight ballistic material packages that will reduce the material cost component of each vest.

          - The first product developed, the CENTURIAN 2000, was certified by the National Institute of Justice (NIJ) in two models. The Undergarment model was certified at NIJ Threat Levels II and III-A in male and female styles for use by law enforcement personnel. The SWAT vest was certified at NIJ Threat Level III-A.

          - These vest models are constructed with Honeywell's latest technological advancement-Spectra Shield Plus Flex (a non-woven material) and Spectra woven fabric to produce a lightweight and flexible vest.

          - In addition, the Company is currently developing the POLARIS 2000, the lightest and lowest cost product the Company has developed to date. The POLARIS 2000 will utilize an entirely new ballistic material package. Development and NIJ testing and certification is due to be completed by the end of the second quarter.

     b) To retain experienced senior management and sales personnel able to capitalize on the newly developed, light weight, lower priced armor products in order to increase sales volume.

          - In early May 2000, the Company retained the services of Steven Young, an experienced industry professional. Mr. Young will assume the role of Chief Operating Officer of the Company responsible for the day to day operations of the Company's armor business.

     c) To outsource the Company's manufacturing operation to reduce labor and overhead costs.

          - In conjunction with bringing Mr. Young on board, management decided to relocate manufacturing to North Carolina, the heart
               of the textile belt and Mr. Young's base of operation.   The
               relocation process is expected to be completed during the early part of the third quarter.

     In addition to the aforementioned restructuring of the armor business, the Company continues to research private companies in the security and safety products industry with profitable operations as potential acquisition candidates that would compliment the body armor business. It is anticipated that funds received from the Company's private placement and the exercise of common stock options (see liquidity and capital resources), coupled with the use of the Company's common stock, will be used to acquire a company in the security and safety products business.

STRUCTURAL HOLDINGS:

     During 1999, the Company sold its land and building. Proceeds from the sale were used to purchase 50% of the outstanding shares of common stock of Structural Holdings, Inc., a Delaware holding company (Structural).
Structural has no operations and was formed specifically to purchase 100% of the outstanding shares of common stock of H&M Steel, Inc., an Oklahoma corporation (H&M). H&M is engaged in the business of structural steel fabrication. The Company, through its investment in Structural has embarked on an aggressive acquisition campaign in the area of structural steel fabrication. The Company believes this fragmented industry represents an opportunity to complete a consolidation strategy. Since the acquisition of H&M, Structural has executed letters of intent for three additional fabricators. The Company expects Structural will close on one of the acquisitions during the second quarter and anticipates closing the remaining two opportunities during the third quarter of 2000. Funding from Guardian for closing on these acquisitions by Structural will come from external equity capital and debt financing.

RESULTS OF OPERATIONS (ARMOR)

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31,
1999

     Net sales for the three months ended March 31, 2000 were $226,438 compared to $216,852 for the same period in 1998, an increase of $9,586 or 4.4%.

     The Company's gross profit for the three months ended March 31, 2000 was $53,136 or 23.5% compared to gross profit of $26,093 or 12.0%. Gross margin as a percentage of sales nearly doubled during the current period because of reductions in direct labor and overhead costs.

     Total operating expenses for the three months ended March 31, 2000 were $200,531 comprised of selling expenses of $12,516 and general and administrative expenses of $188,015. Total operating expenses for the three months ended March 31, 1999 were $191,102 comprised of selling expenses of $12,952 and general and administrative expenses of $178,150. As selling expenses remained stable period to period, the increase in total operating expenses of $9,429 was attributable to the increase in general and administrative expenses. These costs were negatively impacted by one-time consulting costs of $25,000 ($20,000 in stock and $5,000 in cash) paid to a director of the Company pertaining to a one-year agreement signed in February 1999. These consulting costs will not be duplicated in future quarters.

     Other income for the three months ended March 31, 2000 was $27,001 compared to $134,199 during the same period a year ago. The decrease in other income during the current period of $107,198 resulted from the gain recognized during the first quarter of 1999 from the sale of the Company's land and building. The gain recorded in 1999 was $109,759.

     The Company posted a net loss for the three months ended March 31, 2000 of ($168,180) or ($.06) per share compared to a net loss of ($30,810) or ($.02) per share for the three months ended March 31, 1999. Without the gain on sale of the Company's land and building of $109,759, the net loss sustained for the three months ended March 31, 1999 would have been ($140,569). Net results for the three months ended March 31, 2000 were negatively impacted by the recognition of a ($47,786) loss associated with the Company's equity investment in Structural (see discussion below). Without the impact of the loss attributable to Structural, the Company's net loss would have been ($120,394).

RESULTS OF OPERATIONS (STRUCTURAL)

     The following discussion pertains to the results of operations of H&M (a wholly-owned subsidiary of Structural) for the three months ended March 31, 2000. Since the Company did not acquire its equity interest in Structural until April 1999, it is not possible to compare results of operations for the three months ended March 31, 2000 with results of operations for the same period a year ago. Therefore, this discussion will focus on comparisons, where relevant, of results of operations for the three months ended March 31, 2000 and results of operations for the nine months ended December 31, 1999 (pertaining to the Company's ownership since April 01, 1999).

     H&M's revenues for the three months ended March 31, 2000 totaled $3,605,716 compared to $6,049,236 for the nine months ended December 31, 1999. First quarter 2000 revenues represent approximately 60% of the revenues recognized during all of 1999. The increase in revenues is attributable to increased production and shipping levels associated with increased backlog. H&M initiated a second shift in the middle of the fourth quarter of 1999. The positive effect of operating a second shift, coupled with increased production on the day shift, was not fully recognized until the first quarter of 2000. Additionally, design delays on two military base fabrication jobs caused significant delays in production and resulted in decreased revenues of
approximately $3-$4 million for the nine months ended December 31, 1999.   The
fabrication of these two projects was shifted to the first quarter of 2000.

     Gross profit was $610,595, or 16.9% for the three months ended March 31, 2000 compared to $1,178,097, or 19.5% for the nine months ended December 31, 1999. Gross profit dollars during the first quarter increased on an average run rate basis (average of $204,000) per month compared to the run rate (average of $131,000) per month for the nine months ended December 31, 1999. The dollar increase in average monthly gross profit during first quarter is attributable to H&M's increased fabrication activities. The decrease in gross profit percentage during the first quarter is due principally to not recognizing any gross profit on one of the military base projects due to anticipated labor cost overruns incurred on the job to make up for time lost from the design delays.

     Operating expenses were $334,213, or 9.3% of revenues for the three months ended March 31, 2000 compared to $1,024,403, or 16.9% for the nine months ended December 31, 1999. The percentage of revenue decrease in operating expenses during the first quarter (9.3% versus 16.9%) is primarily attributable to increased revenues during the first quarter compared to the nine months ended December 31,1999. The increase in revenues is associated with delays in the two military base fabrication projects. Operating expense dollars for the three months ended March 31, 2000 have decreased on an average run rate basis (average of $111,000) per month compared to the run rate (average of $114,000) per month for the ten months ended December 31, 1999. This reduction is due principally to greater fabrication levels in the plant, which causes certain operating expenses to be included in cost of sales (following percentage of completion accounting).

     Earnings before interest, taxes, depreciation and amortization (EBITDA) was $442,158 or 12.3% of revenues for the three months ended March 31, 2000 compared to $596,528 or 9.9% of revenues for the nine months ended December 31, 1999. EBITDA dollars for the current quarter have increased on an average run rate basis (average of $147,000) per month compared to the run rate (average of $66,000) per month for the nine months ended December 31, 1999. The dollar increase in average monthly EBITDA is attributable to increased fabrication activities in the plant. The increase was partially offset by not recognizing any profit on one of the military base projects.

     Net income for the three months ended March 31, 2000 was $93,263 compared to a net loss of ($121,883) for the nine months ended December 31, 1999. The net income posted during the first quarter of 2000 is attributable to greater fabrication levels during the period, coupled with the revenue shift associated with project delays in 1999 on the two military base projects, which pushed fabrication on these jobs into the first quarter of 2000.

     The Company recorded its equity in estimated earnings of Structural totaling $33,476 at December 31, 1999, based on Structural's management's best estimate of profit on uncompleted contracts at the time the Company's Form 10-KSB was required to be filed with the SEC. However, Structural had not completed the audit of its December 31, 1999 financial statements as of that date and the audit still has not yet been issued. Based on a change of estimate in the cost to complete certain jobs, Structural changed its percent of completion calculation at December 31, 1999, thereby reducing its net income to a net loss. As a result, the Company reduced its equity in earnings of Structural for the three months ended March 31, 2000 by $94,418, which represents 50% of the reduction in net income of Structural for the year ended December 31, 1999. This amount coupled with Structural's net income for the three months ended March 31, 2000 presented above of $46,632, results in a net equity loss of $47,786 for three months ended March 31, 2000 as recorded on the Company's books.

     The table below reflects the results of operations of H&M for the three months ended March 31, 2000 compared to the nine months ended December 31, 1999:


                    3 Months Ended      9 Months Ended
                    3/31/2000           12/31/1999
                    ---------------          ---------------
Net Revenues        $3,605,716               $6,049,236
Cost of Goods Sold   2,995,121                4,871,139
Gross Profit Margin    610,595                1,178,097
EBITDA                  42,158                  596,528
Interest Expense       105,026                  248,577
Income Taxes            87,000                   27,000
Depreciation            24,000                   69,737
Amortization           132,881                  373,097
Net Income (Loss)       93,263                 (121,883)


LIQUIDITY AND CAPITAL RESOURCES (ARMOR)

     During the three months ended March 31, 2000, the Company used net cash in operating activities of $159,268 compared with $102,865 during the same period last year. Cash used in operating activities was provided by $191,690 in available cash balances existing at the beginning of the year.

     The Company does not anticipate any significant capital expenditure for property and equipment in the coming year.

     The Company had Notes Receivable from unrelated parties of $150,000 at year-end. Following year-end, the Company collected $50,000 of this amount. The remaining balance of Notes Receivable is due June 30, 2000. Management is confident the Note will be paid in full on or before the due date which will provide an additional $100,000 of cashflow to the Company for working capital purposes.

     During the three months ended March 31, 2000, the Company raised additional equity capital of $225,000 and $480,000 through proceeds from a private placement of common stock and the exercise of common stock options, respectively. Included in the private placement were warrants to purchase common stock over a 6 month period that when exercised will provide additional proceeds of $3,825,000. Funds raised from these sources will be used for acquisitions and general working capital requirements.

     From January 2000 through March 2000, options for 384,000 shares of common stock were exercised generating net proceeds to the Company of $480,000. These funds will be used for general working capital purposes.

     In January 2000 the Company sold 150,000 units (comprised of 2 common shares and 24 common stock purchase warrants) for $1.50 each receiving net proceeds of $225,000. The warrants have the following terms:


          WARRANT        PRICE               PERIOD*
          Class A        $.7500         30 days
          Class B        $.8750         60 days
          Class C        $1.000         90 days
          Class D        $1.125         120 days
          Class E        $1.250         150 days
          Class F        $1.375         180 days


*The exercise period begins upon the effective date of a registration statement registering the underlying shares of common stock issuable upon the exercise of these warrants. Warrants must be exercised in alphabetical order by warrant class. If any warrant is not exercised during the term of the warrant by an individual warrant holder, all remaining classes of warrants will automatically expire.

     Should all warrants be exercised the Company will receive additional proceeds from this offering of $3,825,000. These funds will be used for acquisitions and general working capital purposes.

LIQUIDITY AND CAPITAL RESOURCES (STRUCTURAL)

     The following discussion pertains to the working capital position of H&M (a wholly-owned subsidiary of Structural) as of March 31, 2000. Since the Company did not acquire its equity interest in Structural until April 1999, it is not possible to compare changes in working capital for the three months ended March 31, 2000 with changes in working capital for the same period a year ago. Therefore, this discussion will focus on Structural's current working capital position and changes thereto since December 31, 1999 (the Company's year-end).

     As of March 31, 2000 Structural had total current assets of $4,580,412 comprised of cash and equivalents of $5,260, net accounts receivable of $2,480,821, raw material inventory of $74,100, costs and related earnings in excess of billings of $1,974,164 and other current assets of $46,067.

     As of March 31, 2000 Structural had total current liabilities of $6,986,091 comprised of trade accounts payable of $2,076,173, the current portion of long term debt of $4,102,022, billings in excess of costs and related earnings on uncompleted contracts of $251,696 and other current liabilities of $556,200.

     Working capital deficit at March 31, 2000 was $2,405,679 compared to a working capital deficit at December 31, 1999 of $349,378.

     Structural increased property, plant and equipment from December 31, 1999 by $24,087 to $1,290,750. Structural believes that it's available funds, cash generated by operating activities and funds available under its bank credit facilities will be sufficient to fund ordinary capital expenditures. However, Structural may expand property, plant and equipment through future acquisitions which will require additional equity and/or debt financing.

     Long-term debt at March 31, 2000 was $798,648 comprised of notes payable associated with the acquisition of H&M of $413,548, non-compete liability with the seller of H&M of $182,100 and deferred taxes of $203,000. Long term debt at December 31, 1999 was $3,081,095 comprised of H&M acquisition indebtedness of $2,245,557, line of credit liability of $410,964, non-compete liability with the seller of H&M of $205,574 and deferred taxes of $219,000. Since year-end, H&M acquisition indebtedness has been reduced $153,675.
Structural's line of credit balance has increased $1,237,113 since year-end. This increase is attributable to the growth in revenues (and related cost of goods sold) during the first quarter of 2000.

     H&M has a $2,350,000 3-year operating line of credit with a financial institution with two 1-year automatic renewal terms unless terminated earlier under certain conditions. Interest is at prime plus 1.5%. Additionally, for each quarter, the Company must pay an unused line of credit fee equal to 1/2% of the difference between $2,350,000 and the average outstanding daily balance.
The amount of borrowing under the line of credit is limited to 80% of the net amount of eligible receivables, less any allowance for doubtful accounts.

     Structural's notes payable and line of credit with the financial institution are collateralized by all of H&M's assets and Structural Holdings, Inc.'s ownership in the common stock of H&M. Additionally, Structural Holdings has guaranteed the notes payable and line of credit.

     The notes payable and line of credit have various financial and operational covenants, including certain working capital and debt to equity ratios, operating cash flow to annual debt service ratios, net worth requirements, a limitation on capital expenditures and a minimum cash flow requirement. Additionally, the notes payable and line of credit restricts H&M's ability to pay dividends, salaries and fees to the principals/shareholders of Structural. H&M was not in compliance with certain covenants as of December 31, 1999 and as of March 31, 2000. H&M is currently seeking a waiver of said covenants. Management believes the waiver will be granted, however, and has included the related indebtedness as a current liability until such time that the waiver has been granted.

     At March 31, 2000 Structural had executed Letters of Intent (LOI's) to acquire three separate structural steel fabrication entities. Each of the LOI's is subject to due diligence and adequate financing so as to not firmly obligate Structural to close unless substantially all terms and conditions of closing are acceptable to Structural. In order to close on certain of these potential acquisitions, Structural will require additional equity and/or debt financing.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     None

Item 2.   Changes in Securities

     See "Liquidity and Capital Resources (Armor)" in Management's Discussion and Analysis of Financial Condition and Results of Operation, Part I,
     Item 6.

Item 3.   Default Upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Item 5.   Other Information

     None.

Item 6.   Exhibits and Reports on Form 8-K

     Exhibits:

     None.

                                   SIGNATURE

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GUARDIAN TECHNOLOGIES INTERNATIONAL,
                                   INC.


Date: May 22, 2000                 By:  /s/ J. Andrew Moorer
     ----------------                   -----------------------------------
                                        J. Andrew Moorer, President and CEO

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC

                               INDEX TO EXHIBITS



Exhibit
Number    Description
--------  -----------

27        Financial Data Schedule