Form 10QSB
period 2000-06-30
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2000-08-18
CIK 873198

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal quarter ended June 30, 2000

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from ____________ to ____________

                       Commission file number   0-28238

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
       ----------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

        Delaware                               54-1521616
-----------------------------             --------------------
(State or other jurisdiction                  I.R.S. Employer
of incorporation or organization)         Identification number

            11 Sundial Circle, Suite 17, Carefree, Arizona   85377
     --------------------------------------------------------------------
           (Address of principal executive offices)      (Zip Code)

      Registrant's telephone number, including area code:  (480) 575-6972

              22570 Markey Court, Dulles, Virginia    20166-6901
            ------------------------------------------------------
             (Former Name or Address if Changed Since Last Report)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

  As of August 14, 2000, the Company had 3,611,662 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one).  Yes [ ] No [X]

PART 1.   FINANCIAL INFORMATION

                         INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE

Balance Sheet - June 30, 2000  . . . . . . . . . . . . . . . . . . . . . . . 3

Statements of Operations - For the Three and Six Months Ended June 30,
2000 and 1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

Statement of Changes in Shareholders' Equity - For the Six Months Ended June
30, 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

Statements of Cash Flows - For the Six Months Ended June 30, 2000 and
1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7


                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                                 BALANCE SHEET
                                 JUNE 30, 2000
                                  (UNAUDITED)

                                    ASSETS
                                   --------
CURRENT ASSETS:
  Cash and cash equivalents                       $  379,010
  Accounts receivable, no allowance considered
     necessary                                        76,732
  Inventories                                        152,229
  Notes receivable:
Related party                                         85,000
     Other                                           250,000
  Prepaid expenses and other                         169,090
                                                  -----------
  Total current assets                             1,112,061

EQUITY INVESTMENT                                    952,206

PROPERTY AND EQUIPMENT, net                           44,032

DEPOSITS AND OTHER                                    70,927
                                                  -----------

TOTAL ASSETS                                      $2,179,226
                                                  ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                    -------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                $  127,460
  Accrued payroll and related benefits expenses       11,654
  Notes payable and current portion of long-term
     debt                                             50,596
                                                  -----------
  Total current liabilities                          189,710

LONG-TERM DEBT, net of current portion                     -

SHAREHOLDERS' EQUITY:
  Preferred stock, $.20 par value, 1,000,000 shares
     authorized; no shares issued and outstanding          -
  Common stock, $.001 par value; 15,000,000 shares
     authorized, 3,611,662 shares issued and
     outstanding                                       3,612
  Additional paid-in capital                       5,546,157
  Note Receivable Officer                            (50,000)
  Accumulated deficit                             (3,510,253)
                                                  -----------
  Total shareholders' equity                       1,989,516
                                                  -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $2,179,226



             See accompanying notes to these financial statements.

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           FOR THE THREE
                                           MONTHS ENDED
                                             JUNE 30,
                                           -------------
                                       2000             1999
                                     --------         ---------
NET SALES                          $    121,267    $   213,243

Cost of goods sold                      122,247        185,575
                                    ------------    -----------

GROSS PROFIT (Loss)                        (980)        27,668

OPERATING EXPENSES:
  Selling expenses                       20,689         21,424
  General and administrative            270,082        186,377
                                    ------------    -----------
  Total operating expenses              290,771        207,801
                                    ------------    -----------

OPERATING LOSS                         (291,751)      (180,133)

OTHER INCOME (EXPENSE):
  Interest income (expense)              11,625          9,269
  Rental income (expense)                12,600           (138)
  Gain (loss) on sale of assets               -              -
  Miscellaneous income (expense)          9,918         (8,507)
                                     -----------    -----------
  Total other income (expense)           34,143            624
                                     -----------    -----------

LOSS BEFORE EARNINGS FROM EQUITY
  INVESTMENT                           (257,608)      (179,509)

  Equity in net earnings (loss) of
     investment                          17,616        248,625
                                     -----------    -----------

NET LOSS                           $   (239,992)   $   (69,116)
                                    ============    ===========

NET LOSS PER COMMON SHARE,
Basic and Dilutive                 $       (.07)   $      (.05)
                                   =============    ===========

AVERAGE COMMON SHARES OUTSTANDING,
  Basic and Dilutive                   3,564,470     1,310,498
                                   =============    ===========


             See accompanying notes to these financial statements.


                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           FOR THE SIX
                                          MONTHS ENDED
                                            JUNE 30,
                                           ----------
                                      2000          1999
                                   -----------  ------------

NET SALES                          $  347,705     $ 430,085

Cost of goods sold                    295,549       376,324
                                   -----------   -----------

GROSS PROFIT                           52,156        53,761

OPERATING EXPENSES:
  Selling expenses                     33,205        34,376
  General and administrative          458,097       364,527
                                   -----------  ------------
  Total operating expenses            491,302       398,903
                                   -----------  ------------

OPERATING LOSS                       (439,146)    (345,142)

OTHER INCOME (EXPENSE):
  Interest income (expense)            19,519       (15,663)
  Rental income (expense)              12,600        49,234
  Gain (loss) on sale of assets        (1,007)      109,759
  Miscellaneous income (expense)       30,032        (8,507)
                                   -----------  ------------
  Total other income (expense)         61,144       134,823
                                   -----------  ------------

LOSS BEFORE EARNINGS FROM EQUITY
  INVESTMENT                         (378,002)     (210,319)

  Equity in net earnings (loss) of
     investment                       (30,170)      248,625
                                   -----------  ------------

NET LOSS                           $ (408,172)    $ (38,306)
                                   -----------  ------------

NET LOSS PER COMMON SHARE,
Basic and Dilutive                 $     (.11)    $    (.03)
                                  ============   ===========

AVERAGE COMMON SHARES OUTSTANDING,
  Basic and Dilutive                 3,564,470    1,310,498
                                  ============   ===========

             See accompanying notes to these financial statements.


                     GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                   STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                    (UNAUDITED)

                                        Additional     Note
                     Common Stock          Paid-In  Receivable   Accumulated
                   Shares      Amount      Capital     Officer       Deficit        Total
                   ------      ------   ----------  ----------    ---------------   -
BALANCES,
  December 31,
     1999       2,762,668  $   2,763   $ 4,660,908  $       -   $(3,102,081)        $1,561,590

  Issuance of
     common
     stock:
     Cash         684,000        684       704,316          -             -            705,000
     Services     124,994        125       130,973          -             -            131,098
     Note
       Receivable  40,000         40        49,960    (50,000)            -                  -
   Net loss              -          -             -          -      (408,172)         (408,172)
                ---------- ----------   ----------- ----------   -----------        -----------
BALANCES,
  June 30,
     2000       3,611,662     $3,612    $5,546,157   $(50,000)  $(3,510,253)        $1,989,516
               =========== ==========   ===========  =========  ============        ===========



               See accompanying notes to these financial statements.


                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                FOR THE SIX
                                               MONTHS ENDED
                                                 June 30,
                                              --------------
                                         2000                1999
                                        -------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                 $   (408,172)     $      38,306
  Adjustments to reconcile net
     income (loss) to net cash
     used in operating activities:
     Depreciation and amortization
       of property and equipment          10,700             30,540
     Gain (loss) on sale of property
       and equipment                       1,007           (109,759)
     Equity in net income (loss) of
       investment                         30,170                  -
  Changes in operating assets and
     liabilities:
  (Increase) decrease in:
     Accounts receivable                 108,547            125,526
     Inventories                           6,516            (35,268)
     Prepaid expenses and other          (55,062)            47,635
  Increase (decrease) in:
     Accounts payable                    (90,783)           (45,973)
     Accrued expenses and other           (1,345)            23,748
                                       ----------        -----------
  Net cash provided by (used in)
     operating activities               (398,422)            74,755
                                       ----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                  (7,430)       (648)
  Sale of property and equipment           7,198            877,941
  Payments on notes receivable            50,000            426,590
  Issuance of notes receivable          (150,000)          (455,000)
  Investment in Structural Holding,
     Inc.                                      -         (1,098,625)
                                      -----------        -----------
     Net cash provided by (used in)
     investing activities               (100,232)          (249,742)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes
     payable                                   -
  Payment on notes payable               (19,026)           (63,370)
  Exercise of options                    480,000                  -
  Proceeds of common stock issued        225,000                  -
                                      -----------       ------------
  Net cash provided by (used in)
     financing activities                685,974            (66,370)
                                      -----------       ------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                            187,320           (241,357)

CASH AND CASH EQUIVALENTS,
  beginning of period                    191,690            585,937
                                      -----------       ------------

CASH AND CASH EQUIVALENTS,
  end of period                     $    379,010      $     344,580
                                     ============      =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW
  INFORMATION:
  Cash paid for interest            $      3,766      $      35,960
                                     ============     ==============
  Debt assumed by sale of building  $          -      $   1,857,379
                                    =============     ==============


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


2.   EQUITY INVESTMENT (UNAUDITED):
     -----------------------------

  The Company has an investment in Structural Holdings, Inc. (Structural) which is recorded under the equity method of accounting. The following is a financial summary of the Company's investment in Structural. The table reflects the financial position of Structural at June 30, 2000 and its results of operations for the six months ended June 30, 2000:



     Net sales                               $8,678,953
     Cost of sales                           $7,612,265
     Depreciation                            $   48,000
     Net income                              $  128,495
     Guardian share of net income            $   64,248
     Current assets                          $5,285,673
     Noncurrent assets                       $4,922,513
     Total assets                            $10,208,186
     Current liabilities                     $7,656,491
     Noncurrent liabilities                  $  847,963
     Total liabilities                       $8,413,454
     Net assets                              $1,794,732


The Company recorded its equity in estimated earnings of Structural totaling $33,476 at December 31, 1999, based on Structural's management's best estimate of profit on uncompleted contracts at the time the Company's Form 10-KSB was required to be filed with the SEC. However, Structural had not completed the audit of its December 31, 1999 financial statements as of that date and the audit still has not yet been issued. Based on a change of estimate in the cost to complete certain jobs, Structural changed its percent of completion calculation at December 31, 1999, thereby reducing its net income to a net loss. As a result, the Company reduced its equity in earnings of Structural for the six months ended June 30, 2000 by $94,418, which represents 50% of the reduction in net income of Structural for the year ended December 31, 1999. This amount coupled with Structural's net income for the six months ended June 30, 2000 presented above of $64,248, results in a net equity loss of $30,170 for six months ended June 30, 2000 as recorded on the Company's books.

3.   NOTE RECEIVABLE.
     ---------------

In conjunction with a failed acquisition of an entity in 1998, the Company loaned $500,000 to this entity in the form of a Note Receivable (the "Note"). At December 31, the Note balance had been reduced to $100,000. In June, in order to facilitate the timely delivery of products sold to the federal government by this entity, the Company increased the Note by an additional $150,000. The Note is to be repaid from proceeds from the close-out of the federal contract following delivery. The interest rate on the Note is 8%. A 637-acre parcel of land and a building have been pledged as collateral on the Note. In conjunction with the increase in the Note, the due date on the Note was extended from June 30, 2000 to September 30, 2000, the anticipated close-out date of the entity's contract with the federal government.

4.   NOTE RECEIVABLE OFFICER.
     -----------------------

On April 1, 2000, an officer of the Company exercised 40,000 options to purchase common stock at $1.25 per share by issuing a Note Receivable (the "Note") to the Company. The interest rate on the Note is 8% and due in one year. The Note has been recorded as a contra-equity account until paid.

5.   MERGER AGREEMENT:
     ----------------

On June 15, 2000 the Company announced it had executed a non-binding letter of intent to acquire a privately owned interactive media agency in a transaction classified as a reverse merger. The transaction was subject to the completion of due diligence which included an audit of the private company's financial statements. One August 8, 2000 the Company announced that it had terminated the non-binding letter of intent due to the Company's inability to conclude satisfactory due diligence.

6. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto.

OVERVIEW

ARMOR:

     In late 1999, the Company decided to restructure its armor business in order to achieve profitability. Management began implementing the restructuring plan during the first quarter of 2000 with full implementation expected by the end of the third quarter. The successful implementation of the restructuring strategy is intended to produce positive cashflow in the armor business by year-end. The basic elements involved in the strategy are outlined below:

     a) To retain experienced senior management and sales personnel able to capitalize on the newly developed, light weight, lower priced armor products in order to increase sales volume.

          - In early May 2000, the Company retained the services of Steven Young, an experienced industry professional. Mr. Young will assume the role of Chief Operating Officer of the Company responsible for the day to day operations of the Company's armor business.

     b) To outsource the Company's manufacturing operation to reduce labor and overhead costs.

          - In conjunction with bringing Mr. Young on board, management decided to relocate manufacturing to North Carolina, the heart
               of the textile belt and Mr. Young's base of operation.   The
               relocation process is expected to be completed during the early part of the third quarter.

     c) To develop new products that will make the Company more competitive in the market.

          - During the first quarter management worked with several composite material vendors to develop new lightweight ballistic material packages that will reduce the material cost component of each vest. Early versions of these products contained too high a material cost component so new low-cost ballistic packages are currently in the process of being tested.


     In addition to the aforementioned restructuring of the armor business, the Company continues to research private companies in the security and safety products industry with profitable operations as potential acquisition candidates that would compliment the body armor business. It is anticipated that funds received from the Company's private placement, coupled with the use of the Company's common stock, will be used to acquire a company in the security and safety products business.

RESULTS OF OPERATIONS (ARMOR)

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999.

Net sales for the three months ended June 30, 2000 were $121,267 compared to $213,243 for the same period in 1999, a decrease of $91,976. The decrease in sales is primarily attributable to a decline in demand for the company's existing products. During the first six month of 2000, the Company has worked with customers and material vendors to design a series of new ballistic products. These efforts are anticipated to produce a lighter, less expensive product line expected to make the Company more competitive in the market.

Lower sales volume generated a gross loss of $980 for the three months ended June 30, 2000 compared to gross profit of $27,668 for the same period in 1999. The decrease in sales of $91,976, based on an average gross margin of 15%, accounted for approximately $14,000 of the reduction in gross margin dollars. The remaining difference is attributable to an upward adjustment to cost of goods sold to correct an error made during the first quarter to inventory that overstated the first quarters gross margin percentage by understating cost of goods sold. This adjustment had no effect on the net loss posted for quarter.

Total operating expenses for the three months ended June 30, 2000 were $290,771 comprised of selling expenses of $20,689 and general and administrative expenses of $270,082. Total operating expenses for the three months ended June 30, 1999 were $207,801 comprised of selling expenses of $21,424 and general and administrative expenses of $186,377. Selling expenses for the quarter approximated last year. General and administrative expenses for the quarter were $83,705 higher than the previous year. The increase is attributable to bad debts expense ($9,000), travel expenses ($29,000), investor relations costs ($9,000) and insurance premiums ($6,000). The bad debts expense was related to specific write-offs of receivables during the quarter in excess of the Company's allowance for doubtful accounts. The increased travel expenses were associated with the relocation of the Company's armor manufacturing facility, the hiring of a new Chief Operating Officer to run the armor manufacturing operation and travel related to performing due diligence procedures on potential acquisition candidates by the Company's President and CEO. These costs are not expected to continue at the level sustained during the current quarter. The investor relations cost began during 2000 so there was no equivalent cost incurred in the prior year comparable quarter. The insurance premium cost is attributable to the Company's Accidental Death & Dismemberment policy provided to each law enforcement officer that procures body armor. The policy period for the current year runs until October 2000. The premium was not paid until June 2000. Therefore, 9 months of expense from October 1999 through June 2000 was recorded during the current quarter.

The Company posted a net loss for the three months ended June 30, 2000 of $239,992 or $0.07 per share compared to a net loss of $69,116, or $0.05 per share for the same period a year ago. Lower sales volume coupled with increased general and administrative costs caused a loss from armor operations of $291,751 for the period. Partially offsetting this loss was other income (primarily interest income and sub-lease rental income) of $34,143. In addition, the Company recognized earnings attributable to its equity investment in Structural Holdings of $17,616 for the quarter.

Net results for the three months ended June 30, 2000 were positively impacted by the recognition of $17,616 in earnings associated with the Company's equity investment in Structural Holdings. The Company recorded its equity in estimated earnings of Structural Holdings totaling $33,476 at December 31, 1999 based on Structural's management's best estimate of profit on uncompleted contracts at the time the Company's Form 10K-SB was required to be filed with the SEC. However, Structural had not completed the audit of its December 31, 1999 financial statements as of that date. In completing its audit, Structural's management changed some of its estimates in the cost to complete certain jobs, thereby changing its percent of completion calculation at December 31, 1999. These changes in estimate reduced Structural's net income to a net loss. As a result, the Company reduced its equity in earnings of Structural for the six months ended June 30, 2000 by $94,418, which represents 50% of the reduction in net income of Structural for the year ended December 31, 1999. This amount coupled with Structural's net income for the six months ended June 30, 2000 of $64,248, results in a net equity loss of $30,710 for the six months ended June 30, 2000 as recorded on the Company's books. This adjustment during the first quarter produced a net equity loss during the first quarter of $47,786. Therefore, the improvement in Structural's earnings during the first six months of 2000 generated the positive equity in net earnings of Structural for the quarter of $17,616.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999.

Net sales for the six months ended June 30, 2000 were $347,705 compared to $430,085 for the same period in 1999, a decrease of $82,380. The decrease in revenues during the six month period is attributable to the decline of approximately $90,000 during the second quarter compared to that of the previous year (see discussion above).

Gross profit for the six months ended June 30, 2000 was $52,156 or 15% compared to a gross profit of $53,761 or 13% for the six months ended June 30, 1999.

Total operating expenses for the six months ended June 30, 2000 were $491,302 comprised of selling expenses of $33,205 and general and administrative expenses of $458,097. Total operating expenses for the six months ended June 30, 1999 were $398,903 comprised of selling expenses of $34,376 and general and administrative expenses of $364,527. Selling expenses for the period approximated last year. General and administrative expenses for the six months ended June 30, 2000 were $93,570 higher than the previous year. The increase is primarily attributable to rent expense ($47,000) travel expenses ($35,000), investor relations costs ($18,000). Rent expense increased over that of the previous year because the Company owned its manufacturing and administrative facility during the period from January 1, 1999 through March 31, 1999, at which time the building was sold. At that time the Company began paying rent to the new owner of approximately $15,000 per month. The increase in rent during the six months ended June 30, 2000 represents rent for the period January 1, 2000 through March 31, 2000 that was not incurred in the prior year. Travel expenses have increased significantly during the first six months of the current year because of travel and related expenses being incurred as part of the Company's restructuring of its manufacturing operation, the hiring of a new Chief Operating Officer to run the armor manufacturing operation and travel related to performing due diligence procedures on potential acquisition candidates by the Company's President and
CEO.   Investor relations fees have increased over that of the prior year because the Company retained an investor relations firm in 2000 to assist in disseminating Company information to its shareholders. No such arrangement existed during 1999.

The Company posted a net loss for the six months ended June 30, 2000 of $408,172 or $0.11 per share compared to a net loss of $38,306, or $0.03 per share for the same period a year ago. Lower sales volume coupled with increased general and administrative costs caused a loss from armor operations of $439,136 for the period. Partially offsetting this loss was other income (primarily interest income, sub-lease rental income and consulting income) of $61,144.

Net results for the six months ended June 30, 2000 were negatively impacted by the recognition of a $30,170 loss associated with the Company's equity investment in Structural Holdings. The Company recorded its equity in estimated earnings of Structural Holdings totaling $33,476 at December 31, 1999 based on Structural's management's best estimate of profit on uncompleted contracts at the time the Company's Form 10K-SB was required to be filed with the SEC. However, Structural had not completed the audit of its December 31, 1999 financial statements as of that date. In completing its audit, Structural's management changed some of its estimates in the cost to complete certain jobs, thereby changing its percent of completion calculation at December 31, 1999. These changes in estimate reduced Structural's net income to a net loss. As a result, the Company reduced its equity in earnings of Structural for the six months ended June 30, 2000 by $94,418, which represents 50% of the reduction in net income of Structural for the year ended December 31, 1999. This amount coupled with Structural's net income for the six months ended June 30, 2000 of $64,248, results in a net equity loss of $30,710 for the six months ended June 30, 2000 as recorded on the Company's books.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2000, the Company used net cash in operating activities of $398,422. Cash used in operating activities was provided by $191,690 in available cash balances existing at the beginning of the year, collection of Notes Receivable and the completion of various equity transactions during the period.

The Company had Notes Receivable from an unrelated party of $150,000 at year-end. In January the Company collected $50,000 of this amount. In June the Company loaned an additional $150,000 to the same unrelated party and extended the due date of the Note Receivable to September 30, 2000. Management is confident the $250,000 Note Receivable will be paid in full on or before the due date.

From January 2000 through March 2000, options represented by 384,000 shares of common stock were exercised generating net proceeds to the company of $480,000. These funds were used for general working capital purposes.

In January 2000 the Company sold 150,000 units (comprised of 2 common shares and 24 common stock purchase warrants) for $1.50 each receiving net proceeds of $225,000. The warrants have the following terms:



          WARRANT        PRICE          PERIOD*

          Class A        $.7500         30 days
          Class B        $.8750         60 days
          Class C        $1.000         90 days
          Class D        $1.125         120 days
          Class E        $1.250         150 days
          Class F        $1.500         180 days


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

Should all warrants be exercised, the Company will receive additional proceeds from this offering of $3,825,000. These funds will be used for acquisitions and general working capital purposes.

On June 15, 2000 the Company announced it had executed a non-binding letter of intent to acquire a privately owned interactive media agency in a transaction classified as a reverse merger. The transaction was subject to numerous conditions and the completion of due diligence which included an audit of the private companies financial statements. On August 8, 2000 the Company announced that it had terminated the non-binding letter of intent due to the Company's inability to conclude satisfactory due diligence.

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

                                   GUARDIAN TECHNOLOGIES INTERNATIONAL,
                                   INC.


Date: August 18, 2000              By:  /s/ J. Andrew Moorer
     -----------------                  -----------------------------------
                                        J. Andrew Moorer, President and CEO

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC

INDEX TO EXHIBITS



Exhibit
Number    Description
-------   ------------

27        Financial Data Schedule