Form 10QSB/A
period 2000-06-30
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2000-08-21
CIK 873198

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB/A-1



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


                     GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                   STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                    (UNAUDITED)

                                        Additional     Note
                     Common Stock          Paid-In  Receivable   Accumulated
                   Shares      Amount      Capital     Officer       Deficit          Total
                   ------      ------   ----------  ----------    ---------------     -
BALANCES,
  December 31,
     1999       2,762,668  $   2,763   $ 4,660,908  $       -      $(3,102,081)       $  1,561,590

  Issuance of
     common
     stock:
     Cash         684,000        684       704,316          -                -             705,000
     Services     124,994        125       130,973          -                -             131,098
     Note
       Receivable  40,000         40        49,960    (50,000)               -                   -
  Net loss              -          -             -          -         (408,172)           (408,172)
                ---------- ----------   ----------- ----------       -----------       -------------
BALANCES,
  June 30,
     2000       3,611,662     $3,612    $5,546,157   $(50,000)     $(3,510,253)       $   1,989,516
               =========== ==========   ===========  =========     ============       ==============



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


Significant estimates are made in connection with Structural's financial statements as to percentage of completion calculations and recoverability of revenues recorded in excess of original contract values. Due to the significance of these estimates, it is possible the Company's share of equity income could materially change in the near term. Additionally, Structural is not in compliance with certain covenants on its loan agreements with a financial institution as of June 30, 2000 and as such, these loans have been classified as a current liability on Structural's financial statements.


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

          - In conjunction with bringing Mr. Young on board, management decided to relocate manufacturing to North Carolina, the heart of the textile belt and Mr. Young's base of operation. The relocation process was started during the second quarter and is expected to be completed during the third quarter.

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


STRUCTURAL HOLDINGS:

During 1999 the Company sold its land and building. Proceeds from the sale were used to purchase 50% of the outstanding shares of common stock of Structural Holdings, Inc., a Delaware holding company (Structural). Structural has no operations and was formed specifically to purchase 100% of the outstanding shares of common stock of H&M Steel, Inc., an Oklahoma corporation (H&M). H&M is engaged in the business of structural steel fabrication. The Company believes this fragmented industry represents an opportunity to complete a consolidation strategy. After the acquisition of H&M, Structural embarked on an aggressive acquisition campaign in the area of structural steel fabrication. Several non-binding letters of intent were executed by Structural to acquire synergistic fabrication facilities. However, H&M operations since the acquisition by Structural have been negatively impacted by contract overruns (see operations discussion below). These two factors have forced Structural's management to suspend the acquisition strategy until H&M's current base of operations is running more smoothly and a new lender is found.



RESULTS OF OPERATIONS


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


Net results for the three months ended June 30, 2000 were positively impacted by the recognition of $17,616 in earnings associated with the Company's equity investment in Structural Holdings. The Company recorded its equity in estimated earnings of Structural Holdings totaling $33,476 at December 31, 1999 based on Structural's management's best estimate of profit on uncompleted contracts at the time the Company's Form 10K-SB was required to be filed with the SEC. However, Structural had not completed the audit of its December 31, 1999 financial statements as of that date. In completing its audit, Structural's management changed some of its estimates in the cost to complete certain jobs, thereby changing its percent of completion calculation at December 31, 1999. These changes in estimate reduced Structural's net income to a net loss. As a result, the Company reduced its equity in earnings of Structural for the six months ended June 30, 2000 by $94,418, which represents 50% of the reduction in net income of Structural for the year ended December 31, 1999. This amount coupled with Structural's net income for the six months ended June 30, 2000 of $64,248, results in a net equity loss of $30,170 for the six months ended June 30, 2000 as recorded on the Company's books. This adjustment during the first quarter produced a net equity loss during the first quarter of $47,786. Therefore, the improvement in Structural's earnings during the first six months of 2000 generated the positive equity in net earnings of Structural for the quarter of $17,616.


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


Net results for the six months ended June 30, 2000 were negatively impacted by the recognition of a $30,170 loss associated with the Company's equity investment in Structural Holdings. The Company recorded its equity in estimated earnings of Structural Holdings totaling $33,476 at December 31, 1999 based on Structural's management's best estimate of profit on uncompleted contracts at the time the Company's Form 10K-SB was required to be filed with the SEC. However, Structural had not completed the audit of its December 31, 1999 financial statements as of that date. In completing its audit, Structural's management changed some of its estimates in the cost to complete certain jobs, thereby changing its percent of completion calculation at December 31, 1999. These changes in estimate reduced Structural's net income to a net loss. As a result, the Company reduced its equity in earnings of Structural for the six months ended June 30, 2000 by $94,418, which represents 50% of the reduction in net income of Structural for the year ended December 31, 1999. This amount coupled with Structural's net income for the six months ended June 30, 2000 of $64,248, results in a net equity loss of $30,170 for the six months ended June 30, 2000 as recorded on the Company's books.

Through the six months ended June 30, 2000 H&M has struggled to complete a large military base fabrication job. The project was the largest ever undertaken by H&M. Design delays encountered during 1999 caused significant production delays. However, the completion schedule for the project was never
amended to reflect the design delays.   Through June 30, 2000 labor cost
overruns incurred to complete this job on a timely basis have pushed what would otherwise have been a highly profitable endeavor into a break-even situation. H&M's management believes this contract will be completed within current estimates and no further loss reserves are necessary.


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


Structural's wholly-owned subsidiary, H&M, has a $2,350,000 3-year operating line of credit with a financial institution with two 1-year automatic renewal terms unless terminated earlier under certain conditions. Interest is at prime plus 1.5%. Additionally, for each quarter, H&M must pay an unused line of credit fee equal to 1/2% of the difference between $2,350,000 and the average outstanding daily balance. The amount of borrowing under the line of credit is limited to 80% of the net amount of eligible receivables, less any allowance for doubtful accounts.

H&M's notes payable and line of credit with the financial institution are collateralized by all of H&M's assets and Structural's ownership in the common stock of H&M. Additionally, Structural has guaranteed the notes payable and line of credit.

The notes payable and line of credit have various financial and operational covenants, including certain working capital and debt to equity ratios, operating cash flow to annual debt service ratios, net worth requirements, a limitation on capital expenditures and a minimum cash flow requirement. Additionally, the notes payable and line of credit restricts H&M's ability to pay dividends, salaries and fees to the principals/shareholders of Structural. H&M was not in compliance with certain covenants as of December 31, 1999 and as of June 30, 2000. H&M is currently seeking a waiver of said covenants and is trying to negotiate changes in certain covenants to better reflect the nature of H&M's business. Management believes the waiver will be granted and the covenants changed. However, until such time as waiver is granted and covenants changed the indebtedness has been classified as a current liability on H&M's financial statements.

At June 30, 2000 Structural had executed non-binding letters of intent (LOI's) to acquire three separate structural steel fabrication entities. Each of the LOI's is subject to due diligence and adequate financing so as to not obligate Structural to close unless substantially all terms and conditions of closing are acceptable to Structural. In light of H&M's difficulties in achieving profitability on certain large contracts (see operations discussion above), and the loan covenant situation with its lender, Structural's management has suspended its acquisition strategy until H&M's current base of operations is running more smoothly and a new lender is found.

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


Date: August 21, 2000              By:  /s/ J. Andrew Moorer
     -----------------                  -----------------------------------
                                        J. Andrew Moorer, President and CEO