Form 10QSB
period 2000-09-30
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2000-11-20
CIK 873198

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the fiscal quarter ended September 30, 2000

       [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from ____________ to ____________

                       Commission file number   0-28238

               GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
      ------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

          Delaware                           54-1521616
          --------------------------------   ---------------
          (State or other jurisdiction       I.R.S. Employer
          of incorporation or organization)  Identification number

       11 Sundial Circle, Suite 17, Carefree, Arizona   85377
       ----------------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  (480) 575-6972


             -----------------------------------------------------
             (Former Name or Address if Changed Since Last Report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     As of November 14, 2000, the Company had 3,973,462 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one).  Yes [ ] No [X]

PART 1.   FINANCIAL INFORMATION

                         INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----

Balance Sheet - September 30, 2000 . . . . . . . . . . . . . . . . . . . . . 3

Statements of Operations - For the Three and Nine Months Ended September
     30, 2000 and 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

Statement of Changes in Shareholders' Equity - For the Nine Months Ended
     September 30, 2000  . . . . . . . . . . . . . . . . . . . . . . . . . . 6

Statements of Cash Flows - For the Nine Months Ended September 30, 2000
     and 1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                                 BALANCE SHEET
                              SEPTEMBER 30, 2000
                                  (UNAUDITED)

                                    ASSETS
                                    ------
Current Assets:
  Cash and cash equivalents                       $    139,009
  Accounts receivable, no allowance
     considered necessary                               59,299
  Inventories                                          147,952
  Notes receivable:
     Related Party                                     159,500
     Other                                             402,699
  Prepaid expenses and other                           177,609
                                                 --------------
  Total current assets                               1,086,068
Equity Investment                                      771,365

Property and Equipment, net                            342,373

Deposits and Other                                     140,414
                                                 --------------

Total Assets                                      $  2,340,220
                                                 --------------

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Current Liabilities:
  Accounts payable                                $     95,474
  Notes payable and current portion of
     long-term debt                                     60,874
                                                 --------------
  Total current liabilities                            156,348

Long-Term Debt, net of current portion                 108,781

Minority Interest:                                           -
Shareholders' Equity:
  Preferred stock, $.20 par value, 1,000,000 shares
     authorized; no shares issued and outstanding            -
  Common stock, $.001 par value; 15,000,000 shares
     authorized, 3,973,462 shares issued and
     outstanding                                         3,974
  Additional paid-in capital                         5,927,218
  Accumulated deficit                               (3,856,101)
                                                 --------------
  Total shareholders' equity                         2,075,091
                                                 --------------

Total Liabilities and Shareholders' Equity        $  2,340,220
                                                 --------------


             See accompanying notes to these financial statements.

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          For the Three
                                          Months Ended
                                          September 30,
                                    ------------------------
                                      2000           1999
                                   ----------      ---------

Net Sales                          $  112,513     $ 421,986

Cost of goods sold                     95,636       283,911
                                   -----------    ----------

Gross Profit (Loss)                     16,877      138,075

Operating Expenses:
  Selling expenses                     22,006        23,044
  General and administrative          261,344       179,697
                                   -----------    ----------
  Total operating expenses            283,350       202,741
                                   -----------    ----------

Operating Loss                       (266,473)      (64,666)

Other Income (Expense):
Interest income (expense)              11,592         7,932
  Rental income (expense)              13,600             -
  Gain (loss) on sale of assets             -             -
  Miscellaneous income (expense)       27,274         3,255
                                   -----------   -----------
  Total other income (expense)         52,466        11,187
                                   -----------   -----------

Loss Before Minority Interest
  and Earnings From Equity
  Investment                         (214,007)      (53,479)

  Minority Interest                    49,000             -
                                   -----------    ----------

Loss Before Earnings from Equity
  Investment                         (165,007)      (53,479)

  Equity in net earnings (loss) of
     investment                      (180,841)       51,375
                                   -----------   -----------

Net Loss                           $ (345,848)    $   (2,104)
                                   ===========   ===========

Net Loss per Common Share,
Basic and Dilutive                 $    (0.10)    $       -
                                   ===========    ==========

Average Common Shares Outstanding,
  Basic and Dilutive                3,631,331      1,310,498
                                   ===========    ==========

             See accompanying notes to these financial statements.

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          For the Nine
                                          Months Ended
                                          September 30,
                                    -------------------------
                                      2000           1999
                                   -----------    ----------
Net Sales                          $  460,218     $ 852,071

Cost of goods sold                    391,185       660,235
                                   -----------    ----------

Gross Profit                           69,033       191,836

Operating Expenses:
  Selling expenses                     55,211        57,420
  General and administrative          719,441       544,224
                                    ----------    ----------
  Total operating expenses            774,652       601,644
                                   -----------    ----------

Operating Loss                       (705,619)     (409,808)
Other Income (Expense):
  Interest income (expense)            31,111        (7,731)
  Rental income (expense)              26,200        49,234
Gain (loss) on sale of assets          (1,007)      109,759
  Miscellaneous income (expense)       57,306        (5,252)
                                   -----------    ----------
  Total other income (expense)        113,610       146,010
                                   -----------    ----------

Loss Before Minority Interest and
  Earnings From Equity Investment    (592,009)    (263,800)

  Minority Interest                    49,000             -
                                   -----------   -----------

Loss Before Earnings from Equity
  Investment                         (543,009)     (263,800)

  Equity in net earnings (loss)
     of investment                   (211,011)      300,000
                                   -----------   -----------

Net Loss                           $ (754,020)    $  36,202
                                  ============   ===========

Net Loss per Common Share,
Basic and Dilutive                 $    (0.22)    $     .03
                                   ===========    ==========
Average Common Shares Outstanding,
  Basic and Dilutive                3,399,450     1,310,498
                                   ===========    ==========



             See accompanying notes to these financial statements.

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)

                                            Additional
                       Common Stock           Paid-In  Accumulated
                  Shares         Amount       Capital    Deficit       Total
                 ---------       -------     -------- ------------     ------
Balances,
December 31,
  1999          2,762,668      $   2,763   $ 4,660,908  $ (3,102,081)  $1,561,590

  Issuance of common
     stock:
     Cash         724,000            724       754,316             -      755,000
     Palo Verde
     Acquisition  361,800            362       361,438             -      361,800
     Services     124,994            125       130,973             -      131,098
     Other              -              -        19,623             -       19,623

  Net loss              -              -             -        754,020     754,020
               -----------    -----------  ------------  ------------  ------------

Balances,
  September 30,
     2000       3,973,462      $   3,974   $  5,927,218   (3,856,101)   2,075,091
               ===========    ===========  ============   ===========  ============


             See accompanying notes to these financial statements.

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                          For the Nine
                                          Months Ended
                                          September 30,
                                    ------------------------
                                      2000           1999
                                    ---------      ---------
Cash Flows from Operating Activities:
  Net income (loss)                $ (754,020)    $    36,202
  Adjustments to reconcile net
     Income (loss) to net cash
     used in operating activities:
     Depreciation and amortization of
       property and equipment          14,722          37,920
     Gain (loss) on sale of property
       and equipment                    1,007        (109,759)
     Common stock for service         131,098
     Cash received in Palo Verde
       acquisition                     (9,365)
     Minority Interest                (49,000)
     Equity in net income (loss) of
        investment                    211,011        (300,000)
  Changes in operating assets and
     liabilities:
     (Increase) decrease in:
       Accounts receivable            125,980          62,472
       Inventories                     10,793          36,900
       Prepaid expenses and other     (79,864)       (117,793)
     Increase (decrease) in:
       Accounts payable              (122,769)        (90,161)
     Accrued expenses and other      (110,654)         25,057
                                   -----------     -----------
  Net cash provided by (used in)
     operating activities            (631,061)       (419,162)
                                   -----------     -----------

Cash Flows from Investing Activities:
  Purchase of property and
     equipment                              0            (648)
  Sale of property and equipment       11,505         877,941
  Payments on notes receivable         50,000         620,000
  Issuance of notes receivable       (249,000)       (505,000)
  Investment in Structural Holding,
     Inc.                                   -        (850,000)
                                   -----------     -----------

     Net cash provided by (used in)
       investing activities          (187,495)        142,293

Cash Flows from Financing Activities:
  Proceeds from issuance of
     notes payable                          -          91,978
  Other                                19,623
  Payment on notes payable             (8,748)       (170,728)
  Exercise of options                 530,000               -
  Proceeds of common stock issued     225,000         100,000
                                   -----------     -----------
  Net cash provided by (used in)
     financing activities             765,875          21,250
                                   -----------     -----------

Increase (Decrease) in Cash and
  Cash Equivalents                    (52,681)       (255,619)

Cash and Cash Equivalents,
  beginning of period                 191,690         585,937
                                   -----------     -----------

Cash and Cash Equivalents,
  end of period                    $  139,009     $   330,318
                                   ===========   =============

Supplemental Schedule of Cash
  Flow Information:
  Cash paid for interest           $    5,275     $    37,609
                                   ===========   =============
  Debt assumed by sale of building $        -     $ 1,857,379
                                   ===========   =============


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

2.   Equity Investment (Unaudited):
     -----------------------------

     The Company has an investment in Structural Holdings, Inc. (Structural) which is recorded under the equity method of accounting. The following is a financial summary of the Company's investment in Structural. The table reflects the financial position of Structural at September 30, 2000 and its results of operations for the nine months ended September 30, 2000:


     Net sales                               $  12,516,531
     Cost of sales                           $  11,667,032
     Depreciation                            $     657,484
     Net income                              $    (252,069)
     Guardian share of net income            $    (126,035)
     Current assets                          $   4,515,000
     Noncurrent assets                       $   4,789,768
     Total assets                            $   9,304,768
     Current liabilities                     $   7,412,051
     Noncurrent liabilities                  $     542,152
     Total liabilities                       $   7,954,203
     Net assets                              $   1,350,565


     The Company recorded its equity in estimated earnings of Structural totaling $33,476 at December 31, 1999, based on Structural's management's best estimate of profit on uncompleted contracts at the time the Company's Form 10-KSB was required to be filed with the SEC. However, Structural had not completed the audit of its December 31, 1999 financial statements as of that date and the audit still has not yet been issued. Based on a change of estimate in the cost to complete certain jobs, Structural changed its percent of completion calculation at December 31, 1999, thereby reducing its net income to a net loss. As a result, the Company reduced its equity in earnings of Structural for the nine months ended September 30, 2000 by $84,976, which represents the Company's pro rata portion of the reduction in net income of Structural for the year ended December 31, 1999. This amount coupled with Structural's net loss for the nine months ended September 30, 2000 presented above of $126,035, results in a net equity loss of $211,011 for nine months ended September 30, 2000 as recorded on the Company's books.

     Significant estimates are made in connection with Structural's financial statements as to percentage of completion calculations and recoverability of revenues recorded in excess of original contract values. Due to the significance of these estimates, it is possible the Company's share of equity income could materially change in the near term. Additionally, Structural is not in compliance with certain covenants on its loan agreements with a financial institution as of September 30, 2000 and as such, these loans have been classified as a current liability on Structural's financial statements.

3.   Note Receivable.
     ----------------

     In conjunction with a failed acquisition of an entity in 1998, the Company loaned $500,000 to this entity in the form of a Note Receivable (the "Note"). At December 31, 1999, the Note balance had been reduced to $100,000. On May 5, 2000, the Company increased the Note by an additional $150,000. The interest rate on the Note is 8%. A 637-acre parcel of land and a building have been pledged as collateral on the Note. The Note is due December 31,2000.

4.   Note Receivable Officer.
     -----------------------

     On April 1, 2000, an officer of the Company exercised 40,000 options to purchase common stock at $1.25 per share by issuing a Note Receivable (the "Note") to the Company. The interest rate on the Note is 8% and due in one year. The Note was repaid on September 29, 2000.

5.   Palo Verde Acquisition.
     ----------------------

     On September 27, 2000, Guardian Technologies International, Inc. completed the acquisition of 100% of the issued and outstanding shares of common stock of Palo Verde Group, Inc., a Colorado corporation. In the transaction, Guardian issued 361,800 shares of its common stock to Redwood MicroCap Fund, Inc., the sole shareholder of Palo Verde Group, Inc. Under the terms of the agreement, Guardian has agreed to register the distribution of the 361,800 shares of Guardian common stock to the shareholders of Redwood MicroCap Fund, Inc., pro rata, which is a publicly reporting company whose shares are traded on the over-the-counter market and quoted on the OTC Electronic Bulletin Board.

     The assets of Palo Verde Group, Inc. consist of certain real property located in Carefree, Arizona and a second mortgage held against certain property located in the State of Wyoming. The Arizona property is held for development.

     Guardian will hold Palo Verde Group as a wholly-owned subsidiary.

6.   49% Sale of ForceOne, LLC.
     -------------------------

     On September 30, 2000, Guardian Technologies International, Inc. (the"Company") completed a reorganization and restructuring of its armor division.

     The Company had previously formed and organized a wholly-owned subsidiary, Guardian Security and Safety Products, Inc. ("GSSP"). In forming that subsidiary, the Company transferred all of its assets and liabilities associated with its armor manufacturing division to GSSP in exchange for a total of 3,611,662 shares of GSSP common stock.

     Following this restructuring, the Company then formed and organized Guardian Armor, LLC, a Delaware limited liability company. Guardian Armor, LLC then changed its name to ForceOne, LLC. GSSP then transferred to ForceOne, LLC certain assets and liabilities associated with the armor division consisting of accounts receivable, accounts payable, inventory and fixed assets. The assets and liabilities transferred to ForceOne, LLC had a net value of approximately $50,000, for which GSSP received a 51% membership interest in ForceOne,LLC.

     The remaining 49% membership interests in ForceOne, LLC were sold to the following: Composix, Inc. purchased an undivided 24.5% membership interest and Steven A. Young purchased the remaining 24.5% membership interest. The membership interests purchased by Composix and Young were issued in consideration of promissory notes in the amount of $24,500 each, payable June 30, 2001. At September 30, 2000, Composix had paid its note in full.

7.   Merger Agreement.
     ----------------

     On November 2, 2000 the Company announced the execution of a non-binding letter of intent to acquire Travelinput, LLC. Travelinput is assembling a global travel, entertainment and leisure products and services network that is expected to range from air, hotel and car bookings to restaurant, spa and tee-time reservations, as well as movie, theatre, sports and special event ticketing. The transaction is to be classified as a reverse merger. Closing is subject to the completion of customary due diligence matters, the consummation, by Travelinput, of an equity financing and an acquisition, NASDAQ approval, the approval of the shareholders of both companies, and the completion of a satisfactory audit of the financial statements of Travelinput and any probable acquisition target.

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

               - In early May 2000, the Company retained the services of Steven Young, an experienced industry professional. Mr. Young assumed the role of President of the Company's armor division responsible for day to day operations.

          b) To outsource the Company's manufacturing operation to reduce production costs.

               - In conjunction with bringing Mr. Young on board, management decided to relocate manufacturing to North Carolina, the heart of the textile belt and Mr. Young's base of operation. The relocation process was started during the latter half of the second quarter and completed by September 30.

          c) To develop new products that will make the Company more competitive in the market. During the third quarter, the Company developed an entire new line of low-cost, lightweight body armor designed to make the Company competitive in the market. The new line will be manufactured and marketed through the Company's majority-owned subsidiary ForceOne.
               Manufacturing will take place at ForceOne's new facility located in North Carolina's textile belt. The new line was certified by the National Institute of Justice's recently adopted "04" standard requiring greater protection and reduced trauma. The new line was introduced for the first time at the International Association of Chiefs of Police Convention held in San Diego, California during November 2000.

STRUCTURAL HOLDINGS:

     During 1999 the Company sold its land and building. Proceeds from the sale were used to purchase 50% of the outstanding shares of common stock of Structural Holdings, Inc., a Delaware holding company (Structural).
Structural has no operations and was formed specifically to purchase 100% of the outstanding shares of common stock of H&M Steel, Inc., an Oklahoma corporation (H&M). H&M is engaged in the business of structural steel fabrication. The Company believes this fragmented industry represents an opportunity to complete a consolidation strategy. After the acquisition of H&M, Structural embarked on an aggressive acquisition campaign in the area of structural steel fabrication. Several non-binding letters of intent were executed by Structural to acquire synergistic fabrication facilities.
However, H&M operations since the acquisition by Structural have been negatively impacted by contract overruns. These two factors have forced Structural's management to suspend the acquisition strategy until H&M's current base of operations is running more smoothly and a new lender is found.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999.

     Net sales for the three months ended September 30, 2000 were $112,513 compared to $421,986 for the same period in 1999, a decrease of $309,473. The decrease in sales is attributable to a decline in demand for the Company's existing products and to the suspension of sales efforts until the completion of the relocation of the Company's manufacturing facility to North Carolina. The Company spent most of the current quarter re-designing its line of armor products and establishing into its new production facility.

     Lower sales volume generated a gross profit of $16,877 for the three months ended September 30, 2000 compared to a gross profit of $138,075 for the same period in 1999.

     Total operating expenses for the three months ended September 30, 2000 were $283,350 comprised of selling expenses of $22,006 and general and administrative expenses of $261,344. Total operating expenses for the three months ended September 30, 1999 were $202,741 comprised of selling expenses of $23,044 and general and administrative expenses of $179,697.

     The Company posted a net loss for the three months ended September 30, 2000 of $345,848 or $0.10 per share compared to a net loss of $2,104, or nil per share for the same period a year ago. Lower sales volume caused a loss from armor operations of $266,473 for the period. Partially offsetting this loss was minority interest of $49,000. Augmenting the loss for the period was a loss of $180,841 associated with the Company's equity investment in Structural Holdings.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999.

     Net sales for the nine months ended September 30, 2000 were $460,218 compared to $852,071 for the same period in 1999, a decrease of 45%. The decrease in revenues during the nine-month period is attributable to reduced demand for the Company's previously outdated product line (see discussion above on new armor product line development) and reduced sales efforts during the Company's relocation of its armor production capability to North Carolina and elimination of the Dulles, Virginia work force.

     Gross profit for the nine months ended September 30, 2000 was $69,033 or 15% compared to gross profit of $191,836 or 23% for the nine months ended September 30, 1999. The reduction in gross margin dollars is a function of reduced sales volume (as previously discussed). The reduction in gross margin percentage is a function of inefficient production during the relocation of the manufacturing facility to North Carolina.

     Total operating expenses for the nine months ended September 30, 2000 were $774,652 comprised of selling expenses of $55,211 and general and administrative expenses of $719,441. Total operating expenses for the nine months ended September 30, 1999 were $601,644 comprised of selling expenses of $57,420 and general and administrative expenses of $544,224.

     The Company posted a net loss for the nine months ended September 30, 2000 of $754,020 or $0.22 per share compared to a net profit of $36,202 or $0.03 per share for the same period a year ago.

     After adjusting for the loss allocated to the minority interest shareholders in the Company's armor business, the Company posted a loss from armor operations of $656,619 for the period compared to a loss from armor operations of $409,808 a year ago. The loss is attributable to reduced sales volume during the period.

     Net results for the nine months ended September 30, 2000 were negatively impacted by the recognition of a $211,011 loss associated with the Company's equity investment in Structural Holdings. The Company recorded its equity investment in estimated earnings of Structural Holdings totaling $33,476 at December 31, 1999 based on Structural's management's best estimate of profit on uncompleted contracts at the time the Company's Form 10k-SB was required to be filed with the SEC. However, Structural had not completed the audit of its December 31, 1999 financial statements as of that date. In completing the audit, Structural's management changed some of its estimates in the cost to complete certain jobs, thereby changing its percentage of completion calculation at December 31, 1999. These changes in estimate reduced Structural's net income to a net loss. As a result, the Company reduced its equity in earnings of Structural for the nine months ended September 30, 2000 by $84,976, which represents the Company's pro-rata portion of the reduction in net income of Structural for the year ended December 31, 1999. This amount coupled with the Company's attributable loss of Structural's net loss for the nine months ended September 30, 2000 of $126,035, results in a net equity loss of $211,011 for the nine months ended September 30, 2000 as reported on the Company's books.

     Through the nine months ended September 30, 2000 H&M has struggled to complete several fabrication jobs. One job, to supply fabricated steel to a large military base construction site, was the largest project ever undertaken by H&M. Design delays encountered during 1999 caused significant production delays. However, the completion schedule was never amended to reflect the design delays. Through September 30, 2000 labor cost overruns incurred to complete this job on a timely basis have pushed what would otherwise have been a highly profitable endeavor into a loss position. A second job that has affected the third quarter was actually underbid when submitted to the general contractor over two years ago. The estimator on the job had significantly underbid material costs on the job, the impact of which was not known until the job was being fabricated in 2000. The estimator on the job was terminated after the facts were known, but no contract price adjustment was allowed by the general contractor. This project is nearing completion and has run into a loss position. As H&M has encountered several problems in the area of estimation and analysis of costs to complete on contracts in progress, management has undertaken the task of developing stringent procedures for preparing, analyzing and reconciling actual costs and costs to complete to mitigate these types of problems in the future.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 2000, the Company used net cash in operating activities of $631,061. Cash used in operating activities was provided by $191,690 in available cash balances existing at the beginning of the year, collection of Notes Receivable and the completion of various equity transactions during the period.

     The Company had Notes Receivable from an unrelated party of $150,000 at year-end. In January the Company collected $50,000 of this amount. In May 2000, the Company loaned an additional $150,000 to the same unrelated party and extended the due date of the Note Receivable to December 31, 2000. Management is confident the $250,000 Note Receivable will be paid in full on or before the due date.

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

     The notes payable and line of credit have various financial and operational covenants, including certain working capital and debt to equity ratios, operating cash flow to annual debt service ratios, net worth requirements, a limitation on capital expenditures and a minimum cash flow requirement. Additionally, the notes payable and line of credit restricts H&M's ability to pay dividends, salaries and fees to the principals/shareholders of Structural. H&M was not in compliance with certain covenants as of December 31, 1999 and as of September 30, 2000. H&M is currently seeking a waiver of said covenants and is trying to negotiate changes in certain covenants to better reflect the nature of H&M's business. However, until such time as waiver is granted and covenants changed the indebtedness has been classified as a current liability on H&M's financial statements.

     On September 27,2000, the Company, completed the acquisition of 100% of the issued and outstanding shares of common stock of Palo Verde Group, Inc., a Colorado corporation. In the transaction, the Company issued 361,800 shares of its common stock to Redwood MicroCap Fund, Inc., the sole shareholder of Palo Verde Group, Inc. Under the terms of the agreement, the Company has agreed to register the distribution of the 361,800 shares of the Company's common stock to the shareholders of Redwood MicroCap Fund, Inc., pro rata, which is a publicly reporting company whose shares are traded on the over-the-counter market and quoted on the OTC Electronic Bulletin Board. The Company maintains Palo Verde Group as a wholly-owned subsidiary.

     The assets of Palo Verde Group, Inc. consist of certain real property located in Carefree, Arizona and a second mortgage held against certain commercial property located in the State of Wyoming. The Arizona property is held for development.

     On September 30, 2000, the Company completed a reorganization and restructuring of its armor division.

     The Company had previously formed and organized a wholly-owned subsidiary, Guardian Security and Safety Products, Inc. ("GSSP"). In forming that subsidiary, the Company transferred all of its assets and liabilities associated with its armor manufacturing division to GSSP in exchange for a total of 3,611,662 shares of GSSP common stock.

     Following the restructuring, the Company then formed and organized Guardian Armor, LLC, a Delaware limited liability company. Guardian Armor, LLC then changed its name to ForceOne, LLC. GSSP then transferred to ForceOne, LLC certain assets and liabilities associated with the armor division consisting of accounts receivable, accounts payable, inventory and fixed assets. The assets and liabilities transferred to ForceOne, LLC had a net value of approximately $50,000, for which GSSP received a 51% membership interest in ForceOne, LLC.

     The remaining 49% membership interests in ForceOne, LLC were sold to the following: Composix, Inc. purchased an undivided 24.5% membership interest and Steven A. Young purchased the remaining 24.5% membership interest. The membership interests purchased by Composix and Young were issued in consideration of promissory notes in the amount of $24,500 each, payable June 30, 2001.

     On November 2, 2000 the Company announced the execution of a non-binding letter of intent to acquire Travelinput, LLC. Travelinput is assembling a global travel, entertainment and leisure products and services network that is expected to range from air, hotel and car bookings to restaurant, spa and tee-time reservations, as well as movie, theatre, sports and special event ticketing. The transaction is to be classified as a reverse merger. Closing is subject to the completion of customary due diligence matters, the consummation, by Travelinput, of an equity financing and an acquisition, NASDAQ approval, the approval of the shareholders of both companies, and the completion of a satisfactory audit.

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

                              GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.


Date: November 20, 2000       By:  /s/ J. Andrew Moorer
     --------------------          -----------------------------------
                                   J. Andrew Moorer, President and CEO