Form 10KSB
period 2000-12-31
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2001-04-17
CIK 873198

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1933

For the fiscal year ended December 31, 2000

Commission file number 028238

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
(Name of Small Business Issuer in its Charter)

Delaware	54-1521616
(State or other jurisdiction	I.R.S. Employer
of incorporation or organization)	Identification number

11 Sundial Circle, Suite 17, Carefree, Arizona 85377
(Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number: (480) 575-6972

Securities registered under Section 12(b) of the Exchange Act:     NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by SectiOn 13 or 15(s) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $606,453.

The aggregate market value of the voting stock held by non-affiliates as of April 12, 2001 was approximately $1,915,755 based on the average bid and asked price of such stock.

The number of shares outstanding of issuer's Common Stock, $.0005 par value, as of April 12, 2001 was 3,995,690.

Transitional Small Business Disclosure Format (Check one). Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

       The Registrant hereby incorporates herein by reference the following documents:

Item 13.       Exhibits
1.	Incorporated by reference from the Company's Registration Statement on Form SB-2, SEC File No. 333-2712, as filed with the Commission on March 22, 1996.
2.	Incorporated by reference from the Company's Registration Statement on Form SB-2/A, SEC File No. 333-38044, as filed with the Commission on January 18, 2001.
3.	Incorporated by reference from the Company's Current Report on Form 8-K dated February 19, 2001, as filed with the Commission on March 2, 2001.
4.	Incorporated by reference from the Company's Current Report on Form 8-K dated September 30, 2000, as filed with the Commission on October 13, 2000.
5.	Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, as filed with the Commission on April 15, 1997.
6.	Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, as filed with the Commission on March 31, 1998.
7.	Incorporated by reference from the Company's Current Report on Form 8-K/A as filed with the Commission on August 16, 1999.

PART I

DESCRIPTION OF BUSINESS

Item 1.       General

       Guardian Technologies International, Inc., a Delaware corporation, was originally incorporated in 1989. We manufacture and distribute ballistic protective equipment, including equipment commonly referred to as body armor. Our product lines include four basic types of ballistic protective vests, ballistic protective shields, a ballistic protective vests for police dogs, aircraft ballistic protective equipment, and assorted other ballistic protective devices, such as ballistic protective blankets and seat cover liners.

       We also are engaged in the specialty steel fabrication business through our 50%-owned subsidiary, Structural Holdings, Inc.

       We also have a wholly-owned subsidiary, Palo Verde Group, Inc., which owns some undeveloped real estate in Arizona and a commercial building and real estate in Wyoming.

       Our executive offices are located at 11 Sundial Circle, Suite 17, Carefree, Arizona 85377, telephone (480) 575-6972. We use the calendar year for our fiscal year.

OPERATIONS

General

       We have 100%-owned subsidiaries as follows:

       Guardian Steel and Safety Products, Inc., which owns a 51% member's interest in ForceOne,        LLC

       -       the manufacture and distribution of ballistic protective equipment,

       Guardian Steel, Inc., which owns 50% of Structural Holdings, Inc.

       -       specialty steel fabrication, and

       Palo Verde Group, Inc.

       -       real estate interests.

Ballistic Protective Equipment Business

       Through ForceOne, LLC, we manufacture ballistic protective equipment, including equipment commonly referred to as body armor. Our product lines include four basic types of ballistic protective vests, K-9 ballistic protective vests, and assorted other ballistic protective devices, such as aircraft ballistic protective equipment and ballistic protective shields, blankets, and seat cover liners.

Overview of the Industry

       We participate in the global security industry through the manufacture of security products marketed to law enforcement and correctional personnel. Increasingly, governments, businesses, and individuals have recognized the need for our products to protect them from the risks associated with physical attacks and threats of violence.

       Certain industry studies estimate that worldwide expenditures for security products will grow at a compounded annual rate of 7.9% from approximately $14 billion in 1990 to approximately $60 billion in 2010. Although these statistics do not correlate directly to our product lines, we believe that the increasing spending in the private security sector is indicative of a greater demand for our products in the law enforcement, correctional and governmental sectors.

       In response to an increased emphasis on safety and protection, the number of police officers has increased significantly over the past several years. By 1996 there were approximately 738,000 full-time sworn law enforcement officers in the U.S. In 1993, a U.S. Department of Justice survey of local police departments indicated that 65% of such organizations have purchased body armor for all of their officers, 60% supply their officers with pepper spray, 35% supply their officers with tear gas and 10% maintain inventories of stun grenades and less-than-lethal projectiles. In addition, the U.S. prison population has doubled since 1985 to approximately 1.8 million inmates in 1998. We believe this rise in the prison population has spurred demand from institutional correctional facilities for manufactured security products.

Our Products

       We manufacture and sell body armor products that are designed to protect against bodily injury caused by bullets. Our principal armor products are ballistic resistant vests and shields. Our line of ballistic protective vests provides varying levels of protection depending upon the configuration of ballistic materials and the standards (domestic or international) to which the armor is built. We recently introduced a lighter, more comfortable and flexible ballistic resistant vest under the brand name Thin Blue Line.

       Based on studies and testing performed at an independent testing laboratory and our own test experience, we believe that protective vests and equipment manufactured with Honeywell's high performance materials provide, pound for pound, greater ballistic protection and reduced blunt trauma to the wearer, at higher projectile velocities and with longer durability than similar equipment made with other forms of ballistic resistant materials.

Manufacturing

       We manufacture substantially all of our products under our own label at the ForceOne facility in Spruce Pine, North Carolina.

Raw Materials

       We manufacture our products primarily with high performance Spectra 1000 woven fabric and non-woven composite ballistic materials Spectra Shield, Spectra Flex, Gold Shield, and Gold Flex. These materials are available only from Honeywell International, Inc., which holds the patent for the unidirectional fiber/resin process incorporating Spectra ultra high molecular weight polyethylene fibers. Honeywell also controls the proprietary thermoplastic process used to manufacture its Shield and Flex materials.

Our Customers

       Sales to the US government represented 23% of our total sales in 1999. Sales to municipal law enforcement agencies represented 20% of our total sales in 1999. Approximately 20% of our total sales were made to a distributor who purchased products on behalf of a foreign police and military organization.

Marketing and Distribution

       We market our products directly and through selected dealers of police equipment to local, state, and federal agencies, private security companies, and private individuals with legitimate security needs. Our marketing methods include personal sales presentations, advertising in magazines and periodicals aimed at the law enforcement profession, direct mail campaigns, and participation in selected trade shows and conferences. We also make joint presentations with other companies to bring together technical expertise, sales and marketing efforts, and production capabilities; and we respond to agency and department solicitations for bids and proposals.

       In June 1997, we entered into a four-year contract with the General Services Administration (GSA) - the federal government's principal procurement channel - that enables us to sell all of our products directly through GSA.

175:

       We have our own home page (www.guardiantech.com) and E-Mail address (gti@interramp.com) that have become channels for marketing products in the United States and around the world.

       We subscribe to two marketing services: BidNet and FACNet. BidNet tracks bids and solicitations for proposals from local and state jurisdictions throughout the United States. FACNet provides information on federal procurements and is a required on-line service for GSA contract suppliers seeking to sell to the U.S. Department of Defense. In order to respond to Defense Department solicitation opportunities, we seek manufacturers of compatible products and/or materials with which we can match our technical expertise, sales and marketing efforts and production capabilities.

Our Competition

       The ballistic protective equipment business is highly competitive. We have at least five major competitors in the domestic law enforcement, federal government, and military markets,. We believe that the principal elements of competition in the sale of ballistic protective vests are (1) materials used in construction, (2) style and design of the vest, and (3) price. In the law enforcement and military markets, we frequently bid for orders in response to invitations for bidding which set forth product performance specifications. Although our products are priced slightly higher than that of our competition, we believe that our prices are justified by our products' better craftsmanship, the higher ballistic capability of the materials we use, the fact that our products generally provide more body area coverage, and the fact that we provide a longer warranty. In international markets, our competition consists of several American competitors and a few international companies.

Environmental Matters

       We are subject to federal, state, and local laws and regulations governing the protection of the environment, including those regulating discharges to the air and water, the management of wastes, and the control of noise and odors. While we always strive to operate in compliance with these requirements, we cannot assure you that we are at all times in complete compliance with all such requirements. Like all companies, we are subject to potentially significant fines or penalties if we fail to comply with environmental requirements. Although we have made and will continue to make capital expenditures in order to comply with environmental requirements, we do not expect material capital expenditures for environmental controls in 2000. However, environmental requirements are complex, change frequently, and could become more stringent in the future. Accordingly, we cannot assure you that these requirements will not change in a manner that will require material capital or operating expenditures or will otherwise have a material adverse effect on us in the future.

Specialty Steel Fabrication Business

       Through Structural Holdings, Inc., our 50%-owned subsidiary, we fabricate and erect structural steel for governmental, military, commercial and industrial construction projects such as dormitories, aircraft hangers, special operations centers, high and low rise buildings and office complexes, hotels and casinos, convention centers, sports arenas, shopping malls, and hospitals, and a variety of customized projects. We seek to differentiate our operations by offering complete, turnkey steel construction services featuring engineering, detailing, shop fabrication and field erection. Certain turnkey services are provided by subcontractors in the areas of detailing and erection. By offering an integrated package of steel construction services from a single source, we are able to respond more efficiently to the design and construction challenges associated with large, complex, "fast track'' construction projects.

       We provide our integrated steel services primarily to general contractors and engineering firms, including, among others, the US Army Corps of Engineers, Flintco, McMasters, and Manhatten, that focus on a wide variety of projects, including hotels, office complexes, hospitals, shopping malls and centers, sports stadiums, restaurants, convention facilities, entertainment complexes, aircraft facilities, schools, churches and warehouses. Representative projects include: the Marriott Renaissance Hotel, Special Operations Aircraft Facility, Fine Airport Parking Facility, and Dobson Communications Corporate Office buildings. We maintain relationships with a number of local or regional general contracting and engineering firms.

Overview of Industry

       Companies engaged in the steel fabrication and erection industry prepare detailed shop drawings, fabricate, and erect structural steel and steel plate weldments, and perform related engineering services for the construction of various facilities. The primary customers for these services are private developers, general contractors, engineering firms, and governmental agencies involved in a variety of large scale construction projects. Historically, these customers have relied on multiple subcontractors to perform various services to complete a single project, primarily because few companies in this industry offer fully integrated engineering, detailing, fabrication and erection services.

       We believe that the steel fabrication and erection industry is highly fragmented and that many of our competitors are businesses operating in local or regional markets. Given the trend toward the use of fully integrated contractors and the large number of smaller companies engaged in this industry, we believe the industry may experience consolidation.

Business Strategy

       Our objective is to achieve and maintain a leading position in the geographic and project markets in which we compete by providing timely, high quality services to our customers, continuing to grow internally, and making selected strategic and consolidating acquisitions. We believe that the steel fabrication industry will continue to be characterized by large, complex, fast track projects. The complexity and size of these projects requires companies with extended financial and operational capabilities. We intend to take advantage of this trend with our integrated service capabilities. Additionally, the fragmented nature of the industry provides us with opportunities for growth. We seek to achieve continued growth and diminish the impact of business and economic cycles by pursuing a growth strategy consisting of the following components:

       We are pursuing this objective with a strategy comprised of the following components:
-

Expand Revenue Base. We are seeking to expand our revenue base by internal growth and through making strategic acquisition, thereby leveraging our long-term relationships with regional and national construction and engineering firms, national and regional accounts, and other customers. We also intend to continue to grow our operations by developing new project capabilities and services and by targeting specific types of projects in which we have an existing reputation for expertise, such as military base projects. We believe that continuing to diversify our revenue base will reduce the impact of periodic adverse market or economic conditions.

-

Promote Internal Growth. We intend to pursue continued internal growth by adding sales and marketing personnel to dedicated, fast growing markets in which we are actively pursuing new projects, by further developing our engineering and design capabilities and fabrication capacity, and by continually updating our fabrication and detailing equipment and technologies. We believe that these efforts will enhance our market share, revenues, and operating income in our existing and targeted principal markets and improve our operating capacity.

-

Acquire Synergistic Businesses. We intend to pursue selective acquisitions of steel detailing, fabrication and erection companies that offer us increased plant facilities, opportunities to increase market share in selected geographic markets, penetration of new product market segments, and access to domestic and international markets targeted by us for geographic expansion. Such acquisitions may also provide the continued and additional benefits of increased purchasing efficiencies with respect to steel and other raw materials, payment and performance bonding and insurance premiums, and more efficient allocation and utilization of labor resources among projects within our geographic markets. We believe that many of our competitors operate primarily on a local or limited geographic basis and, while having established relationships in those markets, lack the resources to compete for large or more complex projects. In addition, the industry is highly fragmented with many of our competitors being closely or family held entities.

-

Manage Capacity Through Outsourcing. We increase our project capacity by outsourcing certain amounts of our detailing, fabrication and erection work to reputable subcontractors. Outsourcing has enabled us to effectively increase the capacity of our fabrication facilities while usually maintaining margins comparable to in-house services. We believe outsourcing will play a key role in our strategy to continue to expand our presence in selected international markets, where we typically provide design engineering and project management services and utilize local subcontractors for fabrication and erection. The ability to expand or contract capacity through the use of outsourcing provides us flexibility to meet changing market demands in a cost-effective manner.

-

Maintain Entrepreneurial Environment. We believe that our management and operating structure, which emphasizes quality, innovation, flexibility, performance and safety, has contributed to our ability to develop new business in competitive or difficult economic environments. Our operating structure provides incentives to employees at all levels to focus on pursuing profitable growth opportunities, attaining financial objectives and delivering superior customer service.

-

Emphasize Innovative Services. We focuses our engineering, detailing, fabrication and erection expertise on distinct product segments requiring unique or innovative techniques, where we typically experience less competition and more advantageous negotiated contract opportunities. We have extensive experience in providing services requiring complex fabrication and erection techniques and other unusual project needs, such as specialized transportation, steel treatment or specialty coating applications. These service capabilities have enabled us to address such design sensitive projects as the Denver Courthouse.

-

Diversify Customer and Product Base. Although we seek to garner a leading share of the geographic and product markets in which we compete, we also seek to diversify our projects across a wide range of commercial, industrial, and specialty projects.

       We believe that our combined diversification into new geographic, specific product and national markets will enable us to expand our revenue base and to reduce the impact of periodic market or economic conditions adversely impacting one or more of our market segments.

Primary Markets and Products

       Our current principal geographic markets include the Southwest, principally Oklahoma, Texas, and Colorado.

       Our projects are awarded through a competitive bid process or are obtained through negotiation, in either case generally using fixed price or cost-plus pricing. While customers may consider a number of factors, including availability, capability, reputation, and safety record, price and the ability to meet customer imposed project schedules are the principal factors on which we obtain contracts. Generally, our contracts and projects vary in length from one to twelve months depending on the size and complexity of the project, project owner demands, and other factors.

       Our contract arrangements with customers sometimes require us to provide payment and performance bonds to partially secure our obligations under our contracts. Bonding requirements typically arise in connection with public works projects and sometimes with respect to certain private contracts.

Backlog

       We consider backlog an important indicator of our operating condition because our engineering, detailing, fabrication, and erection services are characterized by long lead times for projects and orders. We define our backlog of contract commitments as the potential future revenues to be recognized upon performance of contracts awarded to us. Backlog increases as new contract commitments are obtained, decreases as work is performed and the related revenues are recognized, and increases or decreases as modifications in work are performed under a contract.  Based on the fact that the Company completed the redesign of its product line through November 2000, little sales activity had resulted by December 31, 2000.  Therefore, no backlog existed at year end.

Competition

       The principal geographic and product markets we serve are highly competitive. We compete with other contractors on a local and regional basis, and in certain cases, on a national basis. We have different competitors for each of our services and product segments and within each geographic market we serve. Among the principal competitive factors within the industry are price, timeliness of completion of projects, quality, reputation, and the desire of customers to utilize specific contractors with whom they have favorable relationships and prior experience. Certain of our competitors have financial and operating resources greater than ours.

Governmental Regulation

       Our operations are governed by and subject to government regulations, including laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder. Our operations are subject to the risk of changes in federal, state, and local laws and policies that may impose restrictions on us. We believe that we are in material compliance with the laws and regulations under which we operate, and we do not believe that future compliance with such laws and regulations will have a material and adverse effect on us. We cannot determine, however, to what extent our future operations and earnings may be affected by new legislation, new regulations, or changes in or new interpretations of existing regulations.

       We are subject to licensure in each of the states in the United States in which we operate and in certain local jurisdictions within such states. We believe that we are in material compliance with all contractor licensing requirements in the various states in which we operate. The loss or revocation of any license or the limitation on any of our services thereunder in any state in which we conduct substantial operations could prevent us from conducting further operations in such jurisdiction and would have a material adverse effect on us.

Our Suppliers

       We currently purchase a majority of our steel and steel components from several domestic and foreign steel producers, suppliers, and warehouses. However, steel is readily available from numerous foreign and domestic steel producers and we are not dependent on any one supplier. We believe that our relationships with our suppliers are good. We have no long-term commitments with any of our suppliers. In recent periods, there has been an increased demand for steel from domestic mills and we have purchased a greater portion of our steel requirements from warehouses.

Our Employees

       As of December, 2000, we had one full time corporate employee.  Guardian Security & Safety Products, Inc., operating as ForceOne, LLC, had 15 full time employees, three in management and administration, 2 in sales and 10 in manufacturing.  Guardian Steel, Inc., operating as Structural Holdings, Inc. dba H & M Steel, had 75 employees, 15 in management and administration and 60 in production.  We consider our relationship with our employees to be good.

Real Estate Interests

       In September 2000, we acquired the Palo Verde Group, Inc. from Redwood MicroCap Fund, Inc., in consideration of the issuance of 361,800 shares of our common stock.

       Palo Verde Group holds two separate real estate interests:
-

Five acres of undeveloped real property located in Carefree Arizona. The property is zoned residential and is held for development. The property has an estimated value, based upon a recent real estate assessment, of approximately $325,000, and is held subject to a first mortgage with a principal balance of approximately $100,000.

-

An 8,000 square foot commercial building and associated real estate located in Thermopolis, Wyoming. The building is held for lease, but has been vacant since December 2000.  The building has an estimated value, based upon a 1999 real estate appraisal, that exceeds the Company's cost basis of $150,000 and the first mortgage on the property of $75,000.  If sold, the Company, by the acquisition agreement, is limited to a recovery of $150,000 after the payment of the first mortgage.  This commercial building was acquired by Palo Verde Group through foreclosure proceedings completed in December 2000.

Subsequent Events - Acquisition of Vairex Corporation

       On February 19, 2001, we entered into an Agreement and Plan of Merger pursuant to which we have agreed to acquire Vairex Corporation, of Boulder, Colorado.

       Vairex was founded in 1987 to develop, advanced proprietary oil-free compressor technology for automotive and industrial applications and has been engaged in the emerging fuel cell industry for over six years. Vairex has undertaken two major Department of Energy development contracts and to date has made prototype sales to industry leaders such as Ballard, G.M., Energy Partners and others. It has also delivered evaluation units to McDermott Technologies and Fiat Motors.

       Under the Merger Agreement, we would acquire 100% of the issued and outstanding shares of Vairex Common Stock in exchange for a total of 28.3 million shares of Guardian Common Stock. These shares would represent, when issued, approximately 85% of our total issued and outstanding shares of Common Stock. If consummated, the transaction would result in a change in control of Guardian, in which the Board of Directors and executive officers of Guardian would be replaced by persons designated by Vairex. If the acquisition is completed, our existing subsidiaries: Guardian Steel, Guardian Security and Palo Verde Group, would either be sold, liquidated or spun-off into separate public companies under the leadership of Mr. Moorer, our present director and CEO. A record date for the distribution of Guardian's existing assets and subsidiaries would be established as the effective date of the Vairex merger, thereby assuring that the economic benefit of these existing operations is received by Guardian's pre-merger shareholders.

       Consummation of the Vairex acquisition is subject to numerous conditions precedent, customary in transactions of this nature. We cannot predict when and if we may complete the acquisition of Vairex under the terms of the Merger Agreement.

Item 2.       Description of Property

Properties

       On March 31, 1999, we sold our land and building for $2,825,000. The building was constructed in 1997 for a total cost of $2,762,119 comprised of $237,339 for land and $2,524,780 in building costs. As a result of the sale we no longer incurred depreciation expense and other operating expenses associated with owning and managing a commercial building. Following the sale we signed a five-year lease to occupy 15,520 square feet of space for approximately $15,000 per month.  The lease covers 4,899 square feet of office space on the upper level of the building and 10,631 square feet of manufacturing space on the lower level of the building.

       In April 2000, the Company subleased 1,032 square feet of upper level office space for approximately $1,000 per month.  Also in April 2000, the Company subleased 10,631 of lower level manufacturing space for $3,000 per month from April - August 2000 increasing to $4,000 per month from September - December 2000.  The lower level manufacturing space was vacated January 1, 2001.

       Subsequent to year end, the Company subleased 3,507 square feet of upper level office space for approximately $5,000 per month and was released from the remaining 360 square feet of upper level office space by the landlord.  Also following year end, the Company subleased the 10,631 square feet of lower level manufacturing space vacated in January 2001 for approximately $9,000 per month.

       Currently, the Company has subleased 100% of the space of its previously owned building and has accrued a liability at December 31, 2000 equal to any rental liability in excess of rental income.

       Structural Holdings, through its wholly-owned subsidiary, H&M Steel, owns and operates structural steel fabrication facilities which consist of five metal buildings containing approximately 40,000 square feet, located on 73.8 acres in Luther, Oklahoma.

       ForceOne occupies a manufacturing facility located in Spruce Pine, North Carolina under a three-year lease expiring 2003. The facility consists of approximately 4,500 square feet of manufacturing area and 500 square feet of office space. The monthly rent for the facility was $1,000 for the first six months beginning August 1, 2000 and $1,500 thereafter.

       We also occupy an executive office in Carefree, Arizona, which we sublease on a month-to-month basis from Redwood Microcap Fund, Inc. The monthly rent, including expense for secretarial and clerical services, is $1,250. The sublease is cancelable upon 30 days written notice.

       In September 2000, we acquired the Palo Verde Group, Inc. from Redwood MicroCap Fund, Inc., in consideration of the issuance of 361,800 shares of our common stock.

       Palo Verde Group holds two separate real estate interests:

-

Five acres of undeveloped real property located in Carefree Arizona. The property is zoned residential and is held for development. The property has an estimated value, based upon a recent real estate assessment, of approximately $325,000, and is held subject to a first mortgage with a principal balance of approximately $100,000.

-

An 8,000 square foot commercial building and associated real estate located in Thermopolis, Wyoming. The building is held for lease, but has been vacant since December 2000.  The building has an estimated value, based upon a 1999 real estate appraisal, that exceeds the Company's cost basis of $150,000 and the first mortgage on the property of $75,000.  If sold, the Company, by the acquisition agreement, is limited to a recovery of $150,000 after the payment of the first mortgage.  This commercial building was acquired by Palo Verde Group through foreclosure proceedings completed in December 2000.

Item 3.       Legal Proceedings

       We are not presently involved in any material legal proceedings. However, construction in general and the fabrication and erection of structural steel and heavy steel plate in particular involve a high degree of operational risk. Adverse weather conditions, operator and other error, and other unforeseen factors can cause personal injury or loss of life, severe damage to or destruction of property and equipment, and suspension of operations. Litigation arising from such occurrences may result in the Company being named as a party to lawsuits asserting substantial claims or to administrative or criminal actions that may involve substantial monetary penalties or the restriction of the Company's operations in one or more jurisdictions. The Company may become a defendant in lawsuits from time to time, including lawsuits arising in the normal course of its business.

       We maintain workers compensation insurance that provides full coverage of statutory workers compensation benefits. We also maintain employer liability insurance in our principal geographic markets and umbrella coverage. We also maintain insurance against property damage caused by fire, flood, explosion, and similar catastrophic events that may result in physical damage or destruction of our facilities and property. All policies are subject to various deductibles and coverage limitations. Although management believes that our insurance is adequate for its present needs, there can be no assurance that we will be able to maintain adequate insurance at premium rates that management considers commercially reasonable, nor can there be any assurance that such coverage will be adequate to cover all claims that may arise.

Item 4.       Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

       Our common stock trades on the Nasdaq Small Cap Market under the symbol "GRDN."

       The following table sets forth the high and low sales prices for each quarter during 1998 and 1999 and for the first, second, and third quarters of 2000.

	Common Stock
Quarter Ended	Low	High
March 31, 1998	$1.33	$2.88
June 30, 1998	$2.19	$3.31
September 30, 1998	$2.00	$3.75
December 31, 1998	$1.25	$3.81
March 31, 1999	$1.04	$1.88
June 30, 1999	$1.19	$2.12
September 30, 1999	$1.18	$1.50
December 31, 1999	$1.06	$2.12
March 31, 2000	$1.00	$4.50
June 30, 2000	$0.69	$2.53
September 30, 2000	$0.72	$1.47
December 31, 2000	$0.25	$1.72
March 31, 2001	$0.31	$1.84

       There were approximately 74 record holders and approximately 871 beneficial owners of our common stock as of April 12, 2001.

       No dividends have been declared or paid by the Company, nor does the Company anticipate paying cash dividends on the shares of common stock in the foreseeable future.

Item 6.     Management's Discussion and Analysis of Financial Condition and Results of Operations

General

       The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto.

Overview

Armor Products:

       In late 1999, the Company determined it needed to restructure its armor business in order to achieve profitability. Management began implementing the restructuring plan during the first quarter of 2000 with implementation completed by December 31, 2000. The successful implementation of the restructuring strategy is anticipated to produce positive cashflow in the armor business in 2001. The basic elements involved in the strategy are outlined below:
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

b)	To reduce production costs associated with armor manufacturing by outsourcing or other means.

  In conjunction with bringing Mr. Young on board, management relocated manufacturing to North Carolina, the heart of the textile belt and Mr. Young's base of operation. The relocation process was started during the latter half of the second quarter and completed by September 30. The relocation significantly reduced the monthly expense base of armor manufacturing, particularly in the area of labor and overhead costs. In addition, the relocation afforded the Company the ability to establish a cost structure more in line with projected revenue levels.

c)	To develop new products that will make the Company more competitive in the market.

  During the third quarter, the Company developed an entire new line of low-cost, lightweight body armor designed to make the Company competitive in the market. The new line will be manufactured and marketed through the Company's majority-owned subsidiary ForceOne. Manufacturing will take place at ForceOne's new facility located in North Carolina's textile belt. The new line was certified by the National Institute of Justice's recently adopted "04" standard requiring greater protection and reduced trauma. The new line was introduced for the first time at the International Association of Cheifs of Police Convention held in San Diego, California during November 2000.

Structural Steel Fabrication:

During 1999 the Company sold its land and building. Proceeds from the sale were used to purchase 50% of the outstanding shares of common stock of Structural Holdings, Inc., a Delaware holding company (Structural). Structural has no operations and was formed specifically to purchase 100% of the outstanding shares of common stock of H&M Steel, Inc., an Oklahoma corporation (H&M). H&M is engaged in the business of structural steel fabrication. The Company believed the investment in Structural represented an opportunity to enhance shareholder value by diversifying the Company's operations by completing a consolidation strategy in this fragmented industry. However, H&M operations since the acquisition by Structural have been negatively impacted by significant contract overruns. For a more detailed discussion of H&M operations see "Results of Operations" below.
Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

       Net sales for 2000 were $606,453 compared to $1,100,076 in 1999, a decrease of $493,623 or 45%. The decrease in sales is attributable to a decline in demand for the Company's existing products and to the suspension of sales efforts until the completion of the relocation of the Company's manufacturing facility to North Carolina. The company spent most of the fourth quarter of 2000 bringing a new production facility online and designing and certifying a new line of body armor products.

       Lower sales volume and inefficient production during the relocation phase generated a gross profit of $22,451, or 4% for the year ended December 31, 2000 compared to gross margin of $163,424, or 15% during the same period in 1999.

       Total operating expenses for the twelve months ended December 31, 2000 were $1,123,347 comprised of selling expenses of $70,709 and general and adminstrative expenses of $1,052,638. Total operating expenses of $1,117,644 during 1999 were comprised of selling expenses of $83,955 and general and administrative expenses of $1,033,689. Although the Company relocated its armor manufacturing operation to North Carolina and subsequently achieved a lower overall operating cost base, the savings associated with the relocation were not realized in 2000 because the Company's staff reductions in one location were offset by new staff needed retained in its new location. In addition, during the fourth quarter, the Company actually incurred duplicated costs until certain functions could be eliminated in Virginia. As of December 31, 2000, all operating costs related to the Company's former manufacturing facility in Virginia were eliminated and the Company anticipates the overall operating cost base reduction to positively impact results of armor operations in 2001.

       Other income (expense) was $68,423 in 2000 compared to $95,668 in 1999. Other income in 1999 was primarily attributable to a one time gain on the sale of the company's manufacturing facility in Virginia of $107,974. In 2000, the company recognized interest income of $40,106 on notes receivable that was not generated in 1999.  Also in 2000, the Company recorded $49,000 of income attributable to the allocation of subsidiary losses to minority interest shareholders.

       The Company posted a net loss in 2000 of ($1,819,142), or ($.51) per share compared to a net loss of ($825,076) or ($.31) per share for 1999. Lower sales volume and decreased gross margin (discussed above) produced an operating loss of ($1,100,896) for the period compared to an operating loss of ($954,220) a year ago.

       Net results for the twelve months ended December 31, 2000 were negatively impacted by the recognition of a $786,669 loss associated with the Company's equity investment in Structural Holdings.

       The year 2000 loss sustained by Structural, through its operation of H&M, was caused principally by three contracts which were bid in the transitional period prior to the acquisition of H&M in April 1999. These three contracts were either mis-bid and/or under-bid. In addition, the detailer on these jobs defaulted in the performance of their work and caused significant delays and cost overruns. These contracts are currently substantially complete and management does not anticipate additional losses beyond reserves established at December 31, 2000.

       The table below presents summarized financial information for Structural:

Summarized Financial Information for Structural Holdings
(Amounts in 000's)
	For the Year Ended December 31, 2000	For the Year Ended December 31, 1999
Current assets	$ 2,986,000	$ 5,464,000
Total assets	$ 7,493,000	$10,241,000
Current liabilities	$ 6,885,000	$ 7,816,000
Total liabilities	$ 7,354,000	$8,450,000
Total stockholders' equity	$ 139,000	$ 1,790,000
Sales revenue	$14,901,000	$ 7,005,000
Gross margin	$ (468,000)	$ 1,675,000
Net income	$(1,464,000)	$ 90,000

       After it was discovered in late 2000 that the Company was going to incur substantial losses associated with its equity investment, pressure was applied to change the senior operating management of Structural in an effort to initiate a turn around of H&M.

       To that end, in December 2000, the board of Structural authorized the retention of the former owner of H&M steel as general manager and chief operations officer in charge of all bidding, contracting, fabrication, job coordination and other technical issues.

       Since December 2000, the senior management team (which now includes the former owner of H&M) has implemented or is in the process of implementing the following activities which are anticipated to produce positive cash flow at H&M in 2001:

Implemented:
a.)	Established ongoing bidding procedures and controls.
b.)	Developed outplacement procedures for detailing services.
c.)

Initiated personnel reductions to include: one detailing manager, one job coordinator, a part-time shop manager, and several administrative personnel. These reductions are expected to generate a cost savings of approximately $130,000 per year.

d.)	Eliminated management fees in the amount of $360,000 per year.
e.)	Received additional equity capital of $645,000 in early 2001.
Implementing:
f.)

Restructured seller financing arrangement associated with subordinated notes, non-compete and consulting agreements. The total due under these arrangements has been reduced from $951,000 to $650,000, a savings of $300,000.

g.)

Refinancing of term debt to derive the cash flow benefit of a more favorable amortization. The existing level of debt service of approximately $80,000 per month is expected to be reduced to approximately $38,000 per month.

Liquidity and Capital Resources

       During the twelve months ended December 31, 2000, the Company used net cash in operating activities of $724,886 compared with $391,893 last year. The largest use of cash during 2000 was in support of losses incurred from armor manufacturing.

        The Company had notes receivable of $235,000 at December 31, 1999. In March 2000, the Company collected $50,000 of the total outstanding balance. In May 2000, the Company issued additional notes receivable in the amount of $150,000. This amount increased a $100,000 note receivable that existed at December 31, 1999. This particular note receivable balance at December 31, 2000 was $250,000. Subsequent to year end, the Company collected notes receivable of $85,000 and $150,000. The note receivable of $85,000 also existed at December 31, 1999. The collection of the $150,000 after year end was in repayment of the note in the amount of $100,000 that existed at December 31, 1999 that was increased to $250,000 during 2000. This particular note receivable has a current balance of $100,000. Management believes the remaining balance of notes receivable is collectible.

       During 2000, the Company invested $130,000 to certify a new line of body armor products with the National Institute of Justice.  This new product line was designed to make the Company's armor products more competitive in the marketplace and provide positive cashflow in 2001.

       Also during 2000, the Company issued advances to Structural of $250,000 to provide additional working capital for operations.

         The Company does not anticipate any significant capital expenditures for property and equipment in the coming year.

       From January 2000 through March 2000, options for 424,000 shares of common stock were exercised generating net proceeds to the Company of $530,000. These funds will be used for general working capital purposes.

       In January 2000, the Company sold 150,000 units (comprised of 2 common shares and warrants for the purchase of 4 shares of common stock) for $1.50 each receiving net proceeds of $225,000. The warrants have the following terms:
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

        Subsequent to December 31, 2000, the Company realized proceeds of $275,000 from the exercise of these warrants. Should all warrants be exercised the Company will receive additional proceeds from this offering of $3,825,000. These funds will be used for acquisitions and general working capital purposes.

         In October 2000, the Company received proceeds from the issuance of notes payable of $250,000.

         The Company's long-term indebtedness at December 31, 2000 relates primarily to a mortgage of $106,772 on the Carefree, Arizona property held for development by Palo Verde Group, Inc.

       In September 2000, we acquired the Palo Verde Group, Inc. from Redwood MicroCap Fund, Inc., in consideration of the issuance of 361,800 shares of our common stock.

       Palo Verde Group holds two separate real estate interests:

-

Five acres of undeveloped real property located in Carefree Arizona. The property is zoned residential and is held for development. The property has an estimated value, based upon a recent real estate assessment, of approximately $325,000, and is held subject to a first mortgage with a principal balance of approximately $100,000.

-

An 8,000 square foot commercial building and associated real estate located in Thermopolis, Wyoming. The building is held for lease, but has been vacant since December 2000.  The building has an estimated value, based upon a 1999 real estate appraisal, that exceeds the Company's cost basis of $150,000 and the first mortgage on the property of $75,000.  If sold, the Company, by the acquisition agreement, is limited to a recovery of $150,000 after the payment of the first mortgage.  This commercial building was acquired by Palo Verde Group through foreclosure proceedings completed in December 2000.

Subsequent Events - Acquisition of Vairex Corporation

       On February 19, 2001, we entered into an Agreement and Plan of Merger pursuant to which we have agreed to acquire Vairex Corporation, of Boulder, Colorado.

       Vairex was founded in 1987 to develop, advanced proprietary oil-free compressor technology for automotive and industrial applications and has been engaged in the emerging fuel cell industry for over six years. Vairex has undertaken two major Department of Energy development contracts and to date has made prototype sales to industry leaders such as Ballard, G.M., Energy Partners and others. It has also delivered evaluation units to McDermott Technologies and Fiat Motors.

       Under the Merger Agreement, we would acquire 100% of the issued and outstanding shares of Vairex Common Stock in exchange for a total of 28.3 million shares of Guardian Common Stock. These shares would represent, when issued, approximately 85% of our total issued and outstanding shares of Common Stock. If consummated, the transaction would result in a change in control of Guardian, in which the Board of Directors and executive officers of Guardian would be replaced by persons designated by Vairex. If the acquisition is completed, our existing subsidiaries: Guardian Steel, Guardian Security and Palo Verde Group, would either be sold, liquidated or spun-off into separate public companies under the leadership of Mr. Moorer, our present director and CEO. A record date for the distribution of Guardian's existing assets and subsidiaries would be established as the effective date of the Vairex merger, thereby assuring that the economic benefit of these existing operations is received by Guardian's pre-merger shareholders.

       Consummation of the Vairex acquisition is subject to numerous conditions precedent, customary in transactions of this nature. We cannot predict when we may complete the acquisition of Vairex under the terms of the Merger Agreement.

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

Accounting Pronouncements

       SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company's financial statements for the year ended December 31, 2001 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

Item 7.       Financial Statements

The following financial statements are filed as part of this report beginning on page F-1:

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Guardian Technologies International, Inc.
Carefree, Arizona

We have audited the accompanying consolidated balance sheet of Guardian Technologies International, Inc. and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guardian Technologies International, Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

Hein + Associates LLP

Denver, Colorado
April 11, 2001

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$ 16,851
Accounts receivable, no allowance considered necessary	80,921
Other accounts receivable	35,242
Inventories	115,865
Notes receivable:
Related party	85,000
Other	250,000
Prepaid expenses and other	64,070
Total current assets	647,949

Note Receivable and Equity Investment	420,537
Property and Equipment, net	475,060
Certification Costs, net of amortization of $4,000	126,000
Deposits and Other	109,632
Total Assets	$ 1,779,178

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Notes payable and current portion of long-term debt	$302,588
Accounts payable	272,576
Accrued expenses	60,955
Total current liabilities	636,119

Long-Term Debt, net of current portion	108,088
Commitments and Contingencies (Notes 2 and 8)
Shareholders' Equity:
Preferred stock, $.20 par value, 1,000,000 shares authorized; no shares issued and outstanding	-
Common stock, $.001 par value; 15,000,000 shares authorized, 3,995,690 shares issued and outstanding	3,996
Additional paid-in capital	5,952,198
Accumulated deficit	(4,921,223)
Total shareholders' equity	1,034,971

Total Liabilities and Shareholders' Equity	$ 1,779,178

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended December 31,
	2000	1999

Net Sales	$606,453	$1,100,076
Cost of goods sold	584,002	936,652
Gross Profit	22,451	163,424
Operating Expenses:
Selling expenses	70,709	83,955
General and administrative	1,052,638	1,033,689
Total operating expenses	1,123,347	1,117,644
Operating Loss	(1,100,896)	(954,220)
Other Income (Expense):
Interest income, net	40,106	994
Minority interest in subsidiary loss	49,000	-
Rental income	41,800	49,233
Gain (loss) on sale of assets	(1,007)	107,974
Miscellaneous expense	(61,476)	(62,533)
Total other income	68,423	95,668
Loss Before Earnings (Loss) From Equity Investment	(1,032,473)	(858,552)
Equity in net earnings (loss) of investment	(786,669)	33,476

Net Loss	$(1,819,142)	$(825,076)

Net Loss per Common Share, Basic and Dilutive	$ (.51)	$ (.31)

Average Common Shares Outstanding, Basic and Dilutive	3,541,630	2,677,026

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
	Common Stock		Additional Paid-In	Accumulated Deficit
	Shares	Amount	Capital	Deficit	Total
Balances, January 1, 1999	2,487,662	$2,488	$4,406,050	$(2,277,005)	$2,131,533
Issuance of common stock:
Cash	133,334	133	99,867	-	100,000
Services	141,672	142	154,991	-	155,133
Net loss	-	-	-	(825,076)	(825,076)
Balances, December 31, 1999	2,762,668	$2,763	$4,660,908	$(3,102,081)	$1,561,590
Issuance of common stock:
Cash	300,000	300	224,700	-	225,000
Services	147,222	147	155,950	-	156,097
Options exercised	424,000	424	529,576	-	530,000
Property Acquisition	361,800	362	361,438	-	361,800
Proceeds from short-swing sale	-	-	19,626	-	19,626
Net loss	-	-	-	(1,819,142)	(1,819,142)
Balances, December 31, 2000	3,995,690	$3,996	$5,952,198	$(4,921,223)	$1,034,971

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended
	December 31,
	2000	1999
Cash Flows from Operating Activities:
Net loss	$ (1,819,142)	$ (825,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of certification costs and property and equipment	66,516	40,720
Minority interest in subsidiary loss	(49,000)	-
Common stock and options for services	156,097	155,133
(Gain) loss on sale of property and equipment	-	107,974
Equity in (net earnings) loss of investment	786,669	(33,476)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	104,358	(32,748)
Other A/R	(35,242)	-
Inventories	42,880	22,040
Prepaid expenses and other	33,675	50,889
Increase (decrease) in:
Accounts payable	(43,321)	122,171
Accrued expenses	54,006	792
Other assets	(22,382)	(312)
Net cash used in operating activities	(724,886)	(391,893)
Cash Flows from Investing Activities:
Certification costs	(130,000)	-
Purchase of property and equipment	(2,821)	(3,248)
Sale of property and equipment	-	2,519,374
Issuance of notes receivable	(150,000)	(505,000)
Payments on notes receivable	50,000	670,000
Investment in and advances to Structural Holdings, Inc.	(250,000)	(948,900)
Repayment of investment in Structural Holdings, Inc.	45,000	-
Net cash provided by (used in) investing activities	(437,821)	1,732,226
Cash Flows from Financing Activities:
Deferred offering costs	(70,040)	-
Contribution from minority interests	49,000	-
Proceeds from issuance of notes payable	272,396	-
Payment on notes payable	(38,114)	(1,834,581)
Proceeds from short swing sale	19,626	-
Exercise of options	530,000	-
Issuance of common stock	225,000	100,000
Net cash provided by (used in) financing activities	987,868	(1,734,581)
Decrease in Cash and Cash Equivalents	(174,839)	(394,248)
Cash and Cash Equivalents, beginning of period	191,690	585,938
Cash and Cash Equivalents, end of period	$ 16,851	$ 191,690
Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 11,919	$ 39,685

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business and Significant Accounting Policies:

Nature of Operations - Guardian Technologies International, Inc. ("Guardian Corp.") is incorporated in the State of Delaware. In September of 2000, Guardian Corp. completed a reorganization in which it formed Guardian Steel ("Steel") to manage Guardian Corp.'s steel division and Guardian Safety and Security Products ("GSSP") to manage Guardian Corp.'s armor products. Both Steel and GSSP are wholly-owned subsidiaries of Guardian Corp. Following the reorganization, Guardian Corp. formed Guardian Armor, LLC, a Delaware Limited Liability Company, which was later re-named ForceOne, LLC. In September of 2000, GSSP transferred the majority of its assets and liabilities associated with the armor division to ForceOne, LLC in exchange for a 51% membership interest. ForceOne, LLC manufactures and distributes soft armor products, primarily superior quality ballistic protective vests, for law enforcement officers, armed forces personnel, and other legitimate individuals or groups requiring protective equipment. During 1999, Guardian Corp. acquired a 50% interest in Structural Holdings, Inc. (Structural), which in September of 2000 was transferred to Steel. Structural is a holding company and its only investment at December 31, 2000 is 100% of the common stock of H&M Steel (H&M). H&M is engaged in the business of structural steel fabrication.

Also in September 2000, Guardian Corp. acquired 100% of Palo Verde Group, Inc. ("Palo Verde"), a Colorado Corporation. The assets of Palo Verde consist of certain real property in Carefree, Arizona and Thermopolis, Wyoming.

Principles of Consolidation - The consolidated financial statements include the accounts of Guardian Corp., its wholly-owned subsidiaries, and GSSP's 51% ownership in ForceOne, LLC (collectively the "Company"). All significant intercompany minority interest accounts and transactions have been eliminated in consolidation. The unrelated owners portion of ForceOne, LLC has been recorded as minority interest in the accompanying consolidated financial statements.

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

Accounts Receivable - It is the practice of management to write-off receivables in the year amounts are determined to be uncollectible. No allowance for doubtful accounts is reflected in these financial statements since management believes all accounts at December 31, 2000 to be fully collectible.

Inventories - Inventories consist of purchased materials and components, work-in-process, and finished goods. Inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. Inventories consisted of the following at December 31, 2000:
Raw materials and components	$ 110,961
Finished goods	4,904
$ 115,865

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

                    Certification Costs - During 2000, the Company capitalized $130,000 in certification costs associated with government certification of their soft armor products. The certification costs will be amortized over the estimated useful life of seven years. Amortization expense for the year ending December 31, 2000 was approximately $4,000.

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

                    Deferred Offering Costs Costs associated with registration of the underlying common stock of various warrants have been deferred and will be offset against the related proceeds received in 2001.

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

                    Net Loss Per Common Share - The Company has adopted SFAS No. 128 which establishes standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of EPS - basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At December 31,
                    2000, the Company had warrants and options outstanding to purchase 5,228,712 and
                    200,000 shares of common stock, respectively. At December 31, 1999, the Company had warrants and options outstanding to purchase 1,628,712 and 594,000 shares of common stock, respectively. All warrants and options outstanding had an anti-dilutive effect and were therefore excluded from the calculation of diluted EPS for fiscal 2000 and 1999. Accordingly, basic and diluted EPS are the same for each year.

                    Comprehensive Loss - SFAS No. 130 establishes standards for reporting and display of comprehensive loss, its components and accumulated balances. Comprehensive loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Comprehensive loss was the same as net loss in 2000 and 1999.

                    Recently Issued Accounting Pronouncement - SFAS No. 133, Accounting for Derivative
                    Instruments and Hedging Activities, was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the
                    Company's financial statements for the year ended December 31, 2001 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

2.     Liquidity:

The Company has incurred losses since inception, including $1,819,142 in 2000 and $825,076 in 1999, respectively. If losses continue and/or the Company is unable to raise adequate capital to fund future operations, the Company may be required to curtail operations, liquidate assets, or enter into capital or financing arrangements on terms which may have an adverse effect on future operations. In an effort to improve operations and cash flow, the Company is currently pursuing the following activities:

During 2000, the Company restructured its armor operations, which is now a separate subsidiary named Force One, LLC. The Company moved its operations to North Carolina, retained experienced management and sales personnel, and anticipates a reduction in the costs associated with its armor operations. ForceOne has developed new lightweight, lower priced armor products in order to increase sales volume. The Company expects its restructuring efforts to positively impact armor profitability in fiscal 2001. Additionally, corporate overhead has also been reduced as a function of the overall Company restructuring.

Profitable and privately held strategic acquisition candidates. The Company intends to acquire the candidates through a combination of cash (raised through equity financings) and common stock of the Company.

Subsequent to December 31, 2000, the Company raised additional equity financing of approximately $275,000 through proceeds from the exercise of warrants. Assuming all warrants are exercised, the Company could receive proceeds of $3,825,000. However, there can be no assurances that any of these warrants will be exercised (see Note 9).

For these reasons, management believes that no adjustments or reclassifications of recorded assets and liabilities is necessary at this time.

3.     Investment in and Advances to Structural Holdings and Subsidiary:

In 1999, the Company purchased a 50% interest in Structural for $850,000 cash and incurred $98,900 of costs directly associated with this investment. The investment is accounted for under the equity method of accounting. In 2000, the Company advanced $250,000 to Structural Holdings' Subsidiary. The interest on the unsecured demand note is at prime (9.5% at December 31, 2000) and is payable quarterly. As a result of Structural Holdings' financial position, this note has been recorded with the Company's equity investment. During 2000, the Company's net equity in the net loss of Structural Holdings was $786,669.

Summarized Financial Information for Structural Holdings
(Amounts in 000's)

	For the Year Ended December 31, 2000	For the Year Ended December 31, 1999

Current assets	$2,986,000	$5,464,000
Total assets	$7,493,000	$10,241,000
Current liabilities	$6,885,000	$7,816,000
Total liabilities	$7,354,000	$8,450,000
Total stockholders' equity	$139,000	$1,790,000
Sales revenue	$14,901,000	$7,005,000
Gross margin	$(468,000)	$1,675,000
Net income (loss)	$(1,464,000)	$90,000

Structural purchased an entity (H&M) in 1999 for approximately $5,000,000. The purchase of H&M was accounted for under the purchase method of accounting, and as a result, approximately $3,025,000 of goodwill was recorded which is being amortized over 15 years. The purchase was financed by Structural with approximately $1,700,000 in cash (of which $850,000 was paid by the Company), a $650,000 note payable to the seller and $2,650,000 of 3-year term loans to a financial institution to H&M. Additionally, H&M obtained a $2,350,000 3-year revolving line-of-credit from the same financial institution. H&M was not in compliance with certain financial covenants of the financial institution as of December 31, 2000 and as such, the notes have been classified as current. However, H&M is currently attempting to refinance the term debt with new creditors. The loan agreements have restrictions on payment of dividends, salaries and fees to the principals/shareholders of Structural. Consulting fees of $225,000, primarily related to obtaining the loan from the financial institution, were paid to an entity that has a common equity interest holder with a shareholder of Structural. This fee has been recorded as deferred financing fees and was expensed in 2000 in contemplation of the refinancing.

The Company received fees of $15,000 and $45,000 from Structural during fiscal 2000 and 1999, respectively. The original investment in Structural of approximately $949,000 differs from the Company's 50% interest in the beginning net equity of Structural totaling $850,000. This difference is primarily the result of the Company capitalizing direct costs it incurred for the purchase of its 50% interest in Structural. This difference is being amortized over 15 years.

4.     Merger, Acquisition and Reorganization:

On September 27, 2000, the Company completed the acquisition of 100% of the issued and outstanding shares of common stock of Palo Verde Group, Inc., a Colorado corporation. In the transaction, Guardian issued 361,800 shares of its common stock to the sole shareholder (RMF) of Palo Verde Group, Inc. Palo Verde did not have any operations; only non-revenue generating assets and a note payable. The estimated fair market value of the assets acquired equaled the value of the Company's stock. Under the terms of the agreement, Guardian has agreed to use its best efforts to register the 361,800 shares of Guardian common stock. The acquisition will be accounted for by the purchase method.

The assets of Palo Verde Group, Inc. consists of certain real property located in Carefree, Arizona and a second mortgage held against property located in the State of Wyoming. In December of 2000, the Company foreclosed on the property (the "Property") in Wyoming and received the deed to the property. As a result of the agreement with the previous owners of the Property , the Company can only receive maximum proceeds of $150,000 upon the sale of the property. The Arizona property is held for development.

On September 30, 2000, the Company completed a reorganization and restructuring of its armor division.

The Company formed and organized a wholly-owned subsidiary, Guardian Security and Safety Products, Inc. ("GSSP"). In forming that subsidiary, the Company transferred all of its assets and liabilities associated with its armor manufacturing division to GSSP in exchange for all the shares of GSSP common stock.

Following this restructuring, the Company formed and organized ForceOne, a Delaware limited liability company. GSSP transferred to ForceOne, LLC certain assets and liabilities associated with the armor division consisting of accounts receivable, accounts payable, inventory and fixed assets. The assets and liabilities transferred to ForceOne, LLC had a net book value of approximately $50,000, for which GSSP received a 51% membership interest in ForceOne, LLC.

Subsequent to year end, the Company entered into an agreement to merge with Vairex Corporation ("Vairex"). The Company will issue an aggregate of 28.3 million shares of common stock in exchange for all of the common stock of Vairex. The transaction will be treated as a purchase by Vairex of the Company, if consumated. For legal purposes, however, the Company will remain the surviving entity, therefore the capital structure of the Company will be restated. The merger is contingent upon the completion of certain events, including raising additional capital.

5.     Notes Receivable:

In conjunction with a failed acquisition of an entity in 1998, the Company loaned $500,000 to this entity. The interest rate is 8%. A 637-acre parcel of land and a building have been pledged as collateral on the note. At December 31, 2000, the note balance had been reduced to $250,000. The remaining balance is due June 30, 2001. Subsequent to December 31, 2000, the entity paid $150,000 on the note.

A related party note receivable of $85,000 is from an entity that is a stockholder in the Company and the other 50% stockholder in Structural. The interest rate is 9%, with interest due monthly with the principal due June 30, 2001. This note is collateralized by 10% of the entity's common stock ownership of Structural and consulting fee payments of $25,000 per month made to the entity by Structural. Subsequent to December 31, 2000, this note was paid in full.

6.     Property and Equipment:

Property and equipment consists of the following at December 31, 2000:
Land held for future development	$ 275,000
Building	150,000
Leasehold improvements	8,392
Manufacturing equipment	11,969
Furniture and fixtures	49,412
Computer equipment	56,155
550,928
Accumulated depreciation	(75,868)
$ 475,060

Depreciation expense for the years ended December 31, 2000 and 1999 was $50,876 and $40,720, respectively.

In 1999, the Company sold its land and building for $2,825,000, which was greater than its net cost of approximately $2,640,000. In conjunction with the sale, the purchaser assumed the Company's note payable, which balance was approximately $1,857,000 on the date of the sale. The total proceeds to the Company was approximately $883,000. The Company also signed a 5-year lease totaling approximately $13,000 per month on the building after it was sold, which was subsequently leased to a third party.

Through the September 27, 2000 acquisition of Palo Verde, the Company obtained land in Carefree, Arizona valued at $275,000 and property and a building in Thermopolis, Wyoming recorded at $150,000.

7.     Notes Payable:

Notes payable on two insurance premium finance agreements maturing in April 2001 with monthly payments of principle and interest of $4,965 with interest at 10.5% and 8.375%, respectively.	$ 53,904
Mortgage payable maturing in August 13, 2004 with monthly payments of principle and interest of $1,489 with interest at 9%, collateralized by certain real property.	106,772
Note payable with interest at 12%. Principal and accrued interest due in March 2001, collateralized by a $250,000 note receivable.	250,000
410,676
Less current portion	(302,588)
$ 108,088

The following is a schedule of future principal payments as of December 31, 2000:

Year Ending December 31,
2001	$302,588
2002	19,083
2003	10,172
2004	11,141
2005	12,202
Thereafter	55,490
$410,676

8.     Lease Commitments:

Office Lease - The Company leases office space, under a three-year and four-year operating leases. The Company subleases one of its leased locations that it no longer occupies. Total rental expense was $188,146 for the year ended December 31, 2000. The total minimum rental commitments at December 31, 2000 are as follows:

	Gross Minimum Rent	Sub Lease Income	Net Minimum Rent
2001	$ 182,702	$(112,873)	$69,829
2002	183,646	(172,400)	11,246
2003	179,616	(177,572)	2,044
2004	42,967	(44,269)	(1,302)
	$588,931	$(507,114)	$ 81,817

9.     Shareholders' Equity:

Stock Split - During fiscal 2000, the Company's Board of Directors approved a 2 for 1 stock split. Accordingly, all common stock reflected in the accompanying financial statements and notes reflect this split.

Preferred Stock - The Company has the authority to issue 1,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares as may be determined by the Board of Directors. There were no outstanding shares of preferred stock in 2000 or 1999.

Issuances of Common Stock and Warrants - During 1999, the Company issued 66,666 shares of common stock valued at $50,000 to an entity which has a common officer with the Company for services provided in connection with the acquisition of Structural (see Note 3). In addition to $55,000 in cash for consulting services to a shareholder/director, the Company issued 75,006 shares of common stock to an entity owned by this shareholder/director for consulting services valued at $51,087. During 1999, the Company issued 133,334 shares of common stock for $100,000 to an entity that owns 50% of Structural.

During 2000, the Company issued 125,000 shares of common stock valued at $131,097 to the Board of Directors for services. In addition, the Company issued 22,227 shares of common stock valued at $25,000 to a shareholder of ForceOne, LLC as an employment incentive.

On September 27, 2000, the Company completed the acquisition of 100% of the issued and outstanding shares of common stock of Palo Verde Group, Inc., a Colorado corporation. In the transaction, Guardian issued 361,800 shares of its common stock to the sole shareholder of Palo Verde Group, Inc.

In January 2000, the Company sold 150,000 units (comprised of 2 common shares and 24 common stock purchase warrants) for $1.50 each receiving net proceeds of $225,000. The warrants have the following terms:

Warrant	Price	Period*
Class A	$ .7500	30 days
Class B	.8750	60 days
Class C	1.000	90 days
Class D	1.125	120 days
Class E	1.250	150 days
Class F	1.500	180 days

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

Subsequent to year end, 253,340 Class A warrants were exercised for proceeds of $190,005 and 95,340 Class B warrants were exercised for proceeds of $83,423. In conjunction with the initial public offering in 1996, the Company issued 1,628,712 warrants. These warrants have an exercise price of $7.50 per share and expire in the year 2001. None of these warrants have been exercised.

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

Following is a summary of activity under the stock option plan for the years ended December 31, 2000 and 1999:
	2000		1999
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	594,000	$1.235	466,666	$1.165
Granted	100,000	1.000	194,000.970
Exercised	(424,000)	2.500	-	-
Expirations	(70,000)	2.500	(66,666)	.660
Outstanding, end of year	200,000	$1.205	594,000	$1.160
Vested Options	42,857	$1.296	508,284	$1.235

All options granted during 2000 and 1999 were to employees and directors.

If not previously exercised or forfeited, vested options outstanding at December 31, 2000 will expire in the year ending December 31, 2007 at a weighted average exercise price of $1.296 per share. The remaining 157,143 options will vest ratably each quarter over seven years and will expire in January 2007 at a weighted average exercise price of $1.186 per share. At December 31, 2000, the weighted average remaining contractual life of options outstanding was approximately 66 months.

Presented below is a comparison of the weighted average exercise price and fair values of the Company's common stock on the measurement date for all stock options granted to employees during 2000:

	Number of Shares	Exercise Price	Fair Value

Market price equal to exercise price	100,000	$2.00	$2.00
Exercise price greater than market price	-	-	-
Exercise price greater than market price	-	-	-

	100,000	$ 2.00	$ 2.00

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
	Year Ended December 31,
	2000	1999
Net loss applicable to common shareholders:
As reported	$(2,098,705)	$(460,897)
Pro forma	$(2,149,424)	$(596,542)
Net loss per common shareholders:
As reported - basic and diluted	$(.59)	$(.33)
Pro forma - basic and diluted	$(.61)	$(.43)

The fair value of each option granted in 2000 was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected volatility	108.6%
Risk-free interest rate	6.6%
Expected dividends	-
Expected terms (in years)	7.0

10.     Income Taxes:

There was no provision for income taxes for the years ended December 31, 2000 or 1999 due to net operating losses, and deferred tax assets being offset by a valuation allowance.

The net deferred tax asset for the years ended December 31, are comprised of the following:
	2000	1999
Current Deferred Tax Assets (Liabilities)
Inventory allowance	$ 16,392	$ 33,458
Accrued closing costs	18,650	-
Other	-	2,986
	35,042	36,444
Valuation allowance	(35,042)	(36,444)
Net current deferred tax asset (liability)	$ -	$ -
Long-term Deferred Tax Assets (Liabilities)
Property and equipment	$ -	$ 1,203
Certification costs	-	(3,300)
Equity Investment	292,194	(12,487)
Options-FAS 123	-	20,159
Net operating loss carry forward	1,475,500	1,112,418
	1,767,694	1,117,993
Valuation allowance	(1,767,694)	(1,117,993)
Net long-term deferred tax asset	-	-
Total net deferred tax assets	$ -	$ -

Total income tax expense for 2000 and 1999 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:

	2000	1999
Statutory rate	(34%)	(34)%
State income taxes, net of Federal income tax benefit	(5%)	(4)%
Increase (reduction) in valuation allowance related to of net operating loss carryforwards and change in temporary differences	39%	38%
	-	-

In 2000 and 1999, the valuation allowance increased $648,299 and $403,000, respectively. At December 31, 2000, the Company has net operating loss carryforwards of approximately $3,955,763 available under provisions of the Internal Revenue Code to be applied against future taxable income. These carryforwards are subject to annual limitations on utilization and expire from December 31, 2010 through December 31, 2020.

11.     Major Customers:

The Company sells its products primarily to authorized dealers for resale to municipal, county and state law enforcement agencies throughout the United States. Approximately 2% of sales in 2000 and 1999 were to foreign governments and agencies.

Percentage of sales to major domestic customers at December 31, are as follows:

	2000	1999
Government Customer:
U.S. Government Agency and subcontract	20%	23%
Municipal law enforcement agency	59%	20%

Non-Governmental Customer	21%	20%

12.     Major Supplier Concentration:

The ballistic resistant products of the Company are primarily manufactured with the raw materials Spectra 1000 woven fabric and Spectra Shield. These two products are manufactured and distributed by only one manufacturer. As of December 31, 2000 and 1999, Guardian Technologies International, Inc., owed $62,700 and $72,700, respectively, to this Company.

13.     Fourth Quarter Adjustment:

During the fourth quarter of 2000, the Company recognized a loss of approximately $575,000 on its equity in net earnings of Structural. This loss was primarily the result of Structural revising its calculation for profit on long-term contracts prior to the Company's fourth quarter.

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

Accounting Pronouncements

       SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company's financial statements for the year ended December 31, 2001 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

Item 7.       Financial Statements

The following financial statements are filed as part of this report beginning on page F-1:

1.	Independent Auditor's Report
2.	Balance Sheet as of December 31, 2000
3.	Statements of Operations for the years ended December 31, 2000 and 1999
4.	Statement of Stockholders' Equity for the years ended December 31, 2000 and 1999
5.	Statements of Cash Flows for the years ended December 31, 2000 and 1999
6.	Notes to Financial Statements

INSERT FINANCIALS HERE

Item 8.     Changes and Disagreements with Accountants on Accounting and Financial
                  Disclosures

None.

PART III

Item 9.       Directors and Executive Officers

       Our executive officers and directors are listed in the table below and brief summaries of their business experience and certain other information with respect to them are set forth thereafter.
Name	Age	Position
J. Andrew Moorer	39	President and CEO
Kevin L. Houtz*	38	Director and Secretary
David W. Stevens*	64	Director
David R. Payne	42	President, Structural Holdings
Steve Young	57	President of ForceOne, LLC

*Members of the Audit Committee

       J. Andrew Moorer has been our President and Chief Executive Officer since February 1999. Mr. Moorer was named Chief Operating Officer of the Company in l998. He was Chief Financial Officer of Redwood MicroCap Fund from 1994 until 1998. Mr. Moorer began his career as a Certified Public Accountant in the Audit and Emerging Business Services Group of the international accounting firm of PriceWaterhouseCoopers. Since leaving public accounting in l987, Mr. Moorer has held various positions in finance with increasing levels of responsibility, including the position of Chief Financial Officer for several firms. Mr. Moorer received his formal education at Loyola College of Maryland.

       Kevin L. Houtz is the founder of Elements of Design, a full service graphic design firm located in Baltimore, Maryland. The firm, which specializes in the development of corporate identity and collateral and packaging design, has served a variety of regional and national clients since its inception in 1989. Mr. Houtz graduated from the University of Maryland in 1984 receiving a Bachelor of Arts degree in Visual Arts/Design.

       David W. Stevens has been the Chief Operations Officer of Hargrove, Inc., a company specializing in exhibits and special events, for more than the past five years. He has been the CEO of several public and private companies for the past twenty-four years. His assignments have focused on restructuring and turnaround situations in the manufacturing, defense electronics, and engineering services industries. Mr. Stevens is also a consultant to the International Finance Corporation of the World Bank Group in organizational development.

       David R. Payne has been President of Structural Holdings, our 50% - owned subsidiary, since its formation in April 1999. Prior to serving as President, Mr. Payne was employed as President of D.R. Payne & Associates, Inc., a financial management and consulting firm based in Oklahoma. Mr. Payne received a Bachelor of Science Degree in accounting from Oklahoma Christian University.

       Steve Young has been President of ForceOne LLC, our wholly-owned armour subsidiary, since July 2000. From 1995 to the present, he has been Vice President, Armor Systems, of Safariland Ltd., Inc., a manufacturer of law enforcement business products. From 1969 to 1995, he served as Manager of Business Development for Allied Signal, Inc. in its Spectra High Performance Fibers Division. He is a member of the National Association for the Advancement of Law Enforcement Technology as well as the National Association of Police Equipment Distributors. He earned a Bachelor of Science degree in Chemistry and Mathematics from Mars Hill College in 1965.

Board of Directors

       Our certificate of incorporation authorizes our board to consist of either five or seven directors. There are presently six directors. The certificate provides that the board will be divided into three (3) classes of directors, which classes serve for varying terms. The certificate also grants to the sitting directors the authority to fill any vacancies on the Board and/or to appoint members to the Board to fill any vacancies resulting from an increase in the authorized number of directors. Beginning in 1998 all directors were elected for one-year terms. At the next annual meeting, the Board intends to nominate candidates to fill staggered terms as provided in the articles. This classification of the board of directors may have the effect of delaying or preventing changes in control or of our management.

Board Committees

       The board appoints committees to help carry out its duties. In particular, board committees work on key issues in greater detail than would be possible at full board meetings. Each committee reviews the results of its meetings with the full board. The board has established the following committees.

Audit Committee

       The audit committee is currently composed of the following directors:

Kevin L. Houtz
David W. Stevens

       The Board of Directors has determined that the members of the audit committee are "independent" within the meaning of the National Association of Securities Dealers, Inc.'s listing standards. For this purpose, an audit committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

       The audit committee met on one occasion during fiscal 2000. The committee is responsible for accounting and internal control matters. The audit committee:
-	reviews with management, the internal auditors and the independent auditors policies and procedures with respect to internal controls;
-	reviews significant accounting matters;
-	approves the audited financial statements prior to public distribution;
-	approves any significant changes in accounting principles or financial reporting practices;
-	reviews independent auditor services; and
-	recommends to the board of directors the firm of independent auditors to audit our consolidated financial statements.

In addition to its regular activities, the committee is available to meet on all of the independent accountants, controller or internal auditor whenever a special situation arises.

       Report of Audit Committee

       In connection with the preparation of the annual report on Form 10-KSB of Guardian Technologies International, Inc., the audit committee certifies that it has:
-	reviewed and discussed the audited financial statements with management;
-	discussed with the Company's independent auditors the matters required to be discussed by the Statements of Auditing Standards 61;
-

received the written disclosures and the letter from the independent accountants required by the Independent Standards Board Standard No. 1, and has discussed with the independent accountant the independent account's independence; and

-

based on the review and discussions referred to above, the audit committee has recommended to the Board of Directors that the audited financial statements be included in the Company's annual report on Form 10KSB.

The Audit Committee

Kevin L. Houtz
David W. Stevens

Compensation Advisory Committee

       The compensation advisory committee is currently composed of the following directors:

J. Andrew Moorer
Kevin L. Houtz

       The compensation advisory committee (including for purposes of administering our stock compensation program) met on one occasion during fiscal 2000. The compensation advisory committee:
-

recommends to the board of directors the compensation and cash bonus opportunities based on the achievement of objectives set by the compensation advisory committee with respect to our chairman of the board and president, our chief executive officer and the other executive officers;

-	administers our compensation plans for the same executives;
-	determines equity compensation for all employees;
-	reviews and approves the cash compensation and bonus objectives for the executive officers; and
-	reviews various matters relating to employee compensation and benefits.

       Board Compensation Advisory Committee Report on Executive Compensation

       The compensation advisory committee of the board of directors consist of two directors, Mr. J. Andrew Moorer and Mr. Kevin L. Houtz. The committee has the responsibility to recommend to the board guidelines for administrating our stock compensation program, and the compensation for our executive officers. The primary function of the committee is to ensure our compensation program is consistent with our values and aligned with the business strategy and goals.

       The committee believes the compensation levels of our executives, who provide leadership and strategic direction, should consist of (1) base salaries that are, at a minimum, commensurate with executives of other comparable public companies and (2) periodic cash bonuses based on the achievement of specific objectives. These objectives are usually tied to a percentage of our profitability.

       The committee also believes it should provide executive officers with significant stock-based incentive compensation, which increases in value in direct correlation with improvement in our common stock price. Incentive or non-qualified stock options are granted upon appointment of the executive as an inducement for employment. Additional incentive or non-qualified stock options are granted to the executive if specific goals are achieved.

       Each of our executive officers are also eligible to participate in our benefit plans offered to all employees.

The Compensation Advisory Committee

J. Andrew Moorer
Kevin L. Houtz

Board Compensation

       We do not currently provide our directors with cash compensation for their services as members of the board of directors. However, each member of the board of directors is reimbursed his actual expenses in attending meetings. In addition, each director was issued 20,000 shares of common stock for his services as a director in 1999.  No compensation was awarded in 2000.

Compliance with Section 16(a) of the Securities Exchange Act

       Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of the Common Stock (collectively, "Reporting Persons") to file initial reports of ownership and changes of ownership of the Common Stock with the SEC and the NASDAQ Stock Market. Reporting Persons are required to furnish the Company with copies of all forms that they file under Section 16(a). Based upon information provided to the Company from Reporting Persons, during the two years ended December 31, 2000, Mr. Moorer failed to file four reports covering five transactions in a timely fashion, Mr. North failed to file two reports covering four transactions in a timely fashion, Mr. Houtz failed to file seven reports covering 24 transactions in a timely fashion, and Mr. Stevens failed to file three reports covering four transactions in a timely fashion. Other than the foregoing, the Company is not aware of any failure on the part of any Reporting Persons to timely file reports required pursuant to Section 16(a).

Item 10. Executive Compensation

       The following table sets forth the executive compensation paid to Mr. Moorer, who became President in February 1999. No other executive officer of the Company was paid compensation in excess of $100,000 in 1999 or 2000.
Table 1
Summary Compensation Table
	Annual Compensation(1)				Long Term Compensation
					Awards	Payouts
Name and Principal Position				Other Compen- sation ($)	Stock Award(s) ($)
	Year Ended	Salary ($)	Bonus ($)			Options/ SARs
J. Andrew Moorer, President and Chief Executive Officer	2000	$105,000	-0-	-0-	-0-	100,000
	1999	$12,175	$12,175	-0-	-0-	100,000
(1) The above table reflects salary expenses as recorded on the Company's financial statements in accordance with generally accepted accounting principles. As such, the amounts may differ from the base salary rates discussed below.

Table 2
Option/SAR Grants in Last Fiscal Year
Individual Grants
Name	Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercisable or Base Price ($/Sh)	Expiration Date
J. Andrew Moorer	100,000	100%	$1.00	February 2008

Aggregated Option Exercises in Fiscal Year 2000 and Fiscal Year 2000 Year-end Option Values

       The following table sets forth information concerning option exercises and option holdings for each of the names executive officers during the fiscal year ended December 31, 2000. All of the listed options were exercisable at December 31, 2000.
Table 3 Aggregated Options/SAR Exercised in Last Fiscal Year And FY-End Option/SAR Values
Name	Number of Securities Underlying Unexercised Options at 12/31/00	Unexercised In-the-Money Options at 12/31/00
J. Andrew Moorer, President and CEO	200,000	-0-

Item 11. Security Ownership of Certain Beneficial Owners and Management

       To our knowledge, the following table sets forth information regarding ownership of our common stock by:

       -       beneficial owners of more than 5% of the outstanding shares of Common Stock;

       -       each director and each executive officer; and

       -       all directors and executive officers as a group.

Except as otherwise indicated below and subject to applicable community property laws, each owner has sole voting and sole investment powers with respect to the stock listed.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of class (2)
J. Andrew Moorer P.O. Box 3618 Carefree, AZ 85377	520,000 (3)	12.1%
Oliver L. North Rt. 1, Box 560 Bluemont, VA 20135	229,980	5.8%

Kevin L. Houtz 3000 Chestnut Ave., Ste. 343D Baltimore, MD 21211	412,500 (4)	10.0%
David W. Stevens 312 Greenwood Point Rd. Grasonville, MD 21638	46,000 (5)	1.1%
All Officers and Directors as a Group (3 Persons) (6)	978,500	22.0%
(1)

Under SEC Rules, we include in the number of shares owned by each person the number of shares issuable under outstanding options or warrants if those options or warrants are exercisable within 60 days of the date of this report. We calculate the ownership of each person who owns exercisable options by adding (i) the number of exercisable options for that person only to (ii) the number of total shares outstanding and dividing that result into (iii) the total number of shares and exercisable options owned by that person.

(2)

In calculating percentage ownership, all shares of Common Stock that the named stockholder has the right to acquire within 60 days upon exercise of any option or warrant are deemed to be outstanding for the purpose of calculating the percentage of Common Stock owned by such stockholder, but are not deemed outstanding for the purpose of computing the percentage of Common Stock owned by any other stockholder. Shares and percentages beneficially owned are based upon 3,973,462 shares outstanding.

(3)	Includes 300,000 shares purchasable upon exercise of options.
(4)	Includes 120,000 shares purchasable upon exercise of warrants.
(5)	Includes 24,000 shares purchasable upon exercise of warrants.
6)	Includes Messrs. Moorer, Houtz and Stevens.

Item 12. Certain Relationships and Related Transactions

       In February 1999, Mr. North granted Mr. Moorer an option to acquire from Mr. North 100,0000 shares of our common stock at an exercise price of $1.75 per share for a period of six months and 57,990 shares of common stock at an exercise price of $5.00 for a period of one year. During 1999 Mr. Moorer exercised the option to purchase 100,000 shares of common stock from North for $175,000. The remaining 57,990 options expired unexercised.

       During 1999, we paid Mr. North $55,000 in cash and issued him 75,006 shares of common stock valued at $51,087 for consulting services.

       In 1999 we sold TAIM Special Equities III 133,334 shares of common stock for $100,000. TAIM owns 50% of Structural.

       During 1999 we loaned TAIM $85,000. The interest rate on the note is 9%, with interest due monthly and with principal due June 30, 2000. The note is collateralized by 10% of TAIM's ownership of Structural and consulting fee payments of $12,500 per month made to TAIM by Structural.

       During 1999 we issued Redwood MicroCap Fund, Inc. 66,666 shares of common stock valued at $50,000 for services Redwood provided in connection with the acquisition of Structural. Mr. Moorer was an officer of Redwood at the time. We also paid Redwood $50,000 for financial advisory services.

       In January 2000 we issued 20,000 shares of common stock to each of our five directors as compensation to them for their services as directors in 1999. The shares were valued at $.98 per share.

       In January 2000, we sold in a private offering 150,000 units, each consisting of two shares of common stock and twenty-four warrants. The units were priced at $1.50, so that the total proceeds from the offering were $225,000. The common stock component of the units and the common stock into which the warrants are exercisable are the shares being sold in this offering. Two of our directors, Messrs. Houtz and Stevens, purchased 10,000 units and 2,000 units, respectively, in the offering.

       We issued 194,000 options in 1999. 100,000 of those options were issued to Mr. Moorer.

        The Options to Mr. Moorer have an exercise price of $.71 per share and expire in 2006. We issued an additional 100,000 options to Mr. Moorer in January 2000 that are exercisable at $1.00 per share and expire in 2007, and an additional 100,000 options in January 2001 that are exercisable at $.34 per share and expire in 2008.

       On April 1, 2000, Mr. Moorer exercised 40,000 options to purchase common stock at $1.25 per share by issuing a note payable to us. The note accrued interest at 8%. The note has been repaid.

       While we have not formally adopted any policy controlling transactions with our affiliates and principal shareholders, in each instance we believe that the terms of these arrangements are commercially reasonable. All transactions between the company, on the one hand, and one of our officers and directors, on the other, have been approved by a majority of our disinterested directors.

Item 13. Exhibits and Reports on Form 8-K

       (a)        Exhibits
Exhibit Number	Description

3.1	Certificate of Incorporation of the Company *
3.2	Bylaws of the Company.*
4.1	Form of Common Stock Certificate.*
4.2	Form of Warrant.*
10.1	Employment Agreement between the Company and Oliver L. North.**
10.2	Employment Agreement between the Company and Joseph F. Fernandez.**
10.3	Revolving Line of Credit Agreement dated December 7, 1995 among the Company, Creditanstalt Corporate Finance, Inc. and Oliver L. North, as Guarantor.**
10.4	Promissory Note dated December 7, 1995 from the Company to Creditanstalt Corporate Finance, Inc.**
10.5	Guaranty dated December 7, 1995 from Oliver L. North to Creditanstalt Corporate Finance, Inc.**
10.6	Amendment dated November 26, 1996 relating to Revolving Loan of Credit Agreement among the Company, Creditanstalt Corporate Finance, Inc. and Oliver L. North, as Guarantor.**
10.7	Margin Agreement dated June 24, 1996 between the Company and Pershing, Division of Donaldson, Lufkin & Jenrette Securities Corporation.**
10.8	Promissory Note dated February 7, 1997 from the Company to Dashco, Inc.**
10.9	Deed of Trust between the Company and Marc A. Busman and Rosalyn R. Busman, Trustees.**
10.10	Deed of Lease dated January 23, 1997 between the Company, as Landlord, and Freedom Alliance, as Tenant.**
10.11	Letter re: Line of Credit facility between the Company and Adler Financial Group.**
10.12	Letter re: Loan commitment between the Company and The Baltimore Life Insurance Company/Life of Maryland, Inc.***
10.13	Stock Purchase Agreement dated August 12, 1999 between the Company and Taim Investment Company regarding Structural Holdings, Inc.****
10.14	Employment Agreement between the Company and J. Andrew Moorer dated February 1, 1999.*****
10.15	Option dated February 19, 1999 by and between J. Andrew Moorer and Oliver North.*****
10.16	Promissory Note dated May 1, 1999 from Taim Special Equities III to the Company.*****
10.17	Consulting Agreement between the Company and Structural Holdings, Inc. dated April 1, 1999.*****
10.18	Consulting Agreement between the Company and Oliver L. North dated February 19, 1999.*****
10.19	Consulting Agreement between the Company and Redwood MicroCap Fund, Inc. dated December 31, 1998.*****
10.20	Agreement and Plan of Reorganization dated September 30, 2000, incorporated by reference from the Company's Current Report on Form 8-K dated September 30, 2000.
10.21	Agreement and Plan of Reorganization dated February 19, 2001, incorporated by reference from the Company's Current Report on Form 8-K dated February 19, 2001.
*	Filed as an Exhibit to the Company's Registration Statement on Form SB-2 dated March 22, 1996 (Reg. No. 333-2712-NY) and incorporated herein by reference.
**	Filed as an Exhibit to the Company's 1996 Form 10-KSB dated April 15, 1997 and incorporated herein by reference.
***	Filed as an Exhibit to the Company's 1997 Form 10-KSB dated March 31, 1998 and incorporated herein by reference.
****	Filed as an Exhibit to the Company's Current Report on Form 8-K/A-3 filed with the Commission on August 16, 1999
*****	Filed as an Exhibit to the Company's Current Report on Form 10-KSB dated April 14, 2000 and incorporated herein by reference

(b)      Reports on Form 8-K

       The Registrant filed no Current Reports on Form 8-K during the fourth quarter ended December 31, 2000.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

Date: April 16, 2001	By:/s/ J. Andrew Moorer J. Andrew Moorer, Director, President and Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:/s/ J. Andrew Moorer	Date: April 16, 2001
J. Andrew Moorer Director, President and Chief Executive Officer
By:/s/ Kevin L. Houtz	Date: April 16, 2001
Kevin L. Houtz Director
By:/s/ David W. Stevens	Date: April 16, 2001
David W. Stevens Director