Form 10QSB
period 2001-03-31
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2001-05-21
CIK 873198

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ____________ to ____________

Commission file number 0-28238

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	54-1521616
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification number

11 Sundial Circle, Suite 17, Carefree, Arizona 85377
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (480) 575-6972

_________________________________________________________
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

Yes [ ] No [ ] *** not applicable ***

APPLICABLE ONLY TO CORPORATE ISSUERS

      As of May 21, 2001, the Company had 4,524,370 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one). Yes [ ] No [X]

PART 1.     FINANCIAL INFORMATION

INDEX TO FINANCIAL STATEMENTS

                                                                                                                                                               PAGE
Balance Sheet - March 31, 2001	3
Statements of Operations - For the Three Months Ended March 31, 2001 and 2000	4
Statement of Changes in Shareholders' Equity - For the Three Months Ended March 31, 2001	6
Statements of Cash Flows - For the Three Months Ended March 31, 2001 and 2000	7

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
BALANCE SHEET
MARCH 31, 2001
(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$ 23,605
Accounts receivable, no allowance considered necessary	59,730
Other accounts receivable	24,004
Inventories	147,868
Notes receivable:
Related Party	55,000
Other	100,000
Prepaid expenses and other	59,069
Total current assets	469,276
Note Receivable and Equity Investment	849,412
Property and Equipment, net	474,794
Certification Costs, net	123,750
Deposits and Other	157,555
Total Assets	$ 2,074,787
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	19,904
Accounts payable	$ 188,682
Accrued expenses	63,434
Total current liabilities	272,020
Long-Term Debt, net of current portion	547,502
Shareholders' Equity:
Preferred stock, $.20 par value, 1,000,000 shares authorized; no shares issued and outstanding	4,525
Common stock, $.001 par value; 15,000,000 shares authorized, 4,524,370 shares issued and outstanding	-
Additional paid-in capital Accumulated deficit	6,270,096 (5,019,356)
Total shareholders' equity	1,255,265
Total Liabilities and Shareholders' Equity	$ 2,074,787

See accompanying notes to these financial statements.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2001	2000
Net Sales	$ 109,177	$ 226,438
Cost of goods sold	109,098	173,302
Gross Profit (Loss)	79	53,136
Operating Expenses:
Selling expenses	47,891	12,516
General and administrative	170,511	188,015
Total operating expenses	218,402	200,531
Operating Loss	(218,323)	(147,395)
Other Income (Expense):
Interest income (expense)	15,009	7,894
Rental income (expense)	7,760	-
Gain (loss) on sale of assets	-	(1,007)
Miscellaneous income (expense)	2,421	20,114
Total other income (expense)	25,190	27,001
Loss Before Minority Interest and Earnings
From Equity Investment	(193,133)	(120,394)
Minority Interest	98,000	-
Loss Before Earnings from Equity
Investment	(95,133)	(120,394)
Equity in net earnings (loss) of investment	(3,000)	(47,786)
Net Loss	$ (98,133)	$ (168,180)
Net Loss per Common Share,
Basic and Dilutive	$ (.02)	$ (.06)
Average Common Shares Outstanding,
Basic and Dilutive	4,334,577	2,992,363

See accompanying notes to these financial statements.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances,
December 31, 2000	3,995,690	$ 3,996	$ 5,952,198	$ (4,921,223)	$ 1,034,971
Issuance of common stock:
Cash	348,680	349	273,078	-	273,427
Services	180,000	180	44,820	-	45,000
Net loss	-	-	-	(98,133)	(98,133)
Balances,
March 31, 2001	4,524,370	$ 4,525	$ 6,270,096	(5,019,356)	1,255,265

See accompanying notes to these financial statements.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months Ended
	March 31,
	2001	2000
Cash Flows from Operating Activities:
Net income (loss)	$ (98,133)	$ (168,180)
Adjustments to reconcile net
Income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	4,000	5,300
Gain (loss) on sale of property and equipment	-	-
Minority interest in subsidiary loss	(98,000)	-
Equity in net loss of investment	3,000	47,786
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	21,191	55,047
Inventories	(32,003)	13,716
Prepaid expenses and other	(38,559)	14,120
Increase (decrease) in:
Accounts payable	(38,894)	(262,990)
Accrued expenses and other	2,479	135,926
Net cash provided by (used in) operating activities	(274,919)	(159,268)
Cash Flows from Investing Activities:
Purchase of property and equipment	(1,484)	(7,430)
Sale of property and equipment	-	75
Payments on notes receivable	235,000	50,000
Issuance of notes receivable	(55,000)	-
Net cash provided by (used in) investing activities	(178,516)	42,645
Cash Flows from Financing Activities:
Contributions from minority interests	98,000	-
Payment on notes payable	(268,270)	(13,797)
Exercise of options	-	480,000
Exercise of warrants	273,427	-
Proceeds of common stock issued	-	225,000
Net cash provided by (used in) financing activities	103,157	691,203
Increase (Decrease) in Cash and Cash Equivalents	6,754	574,580
Cash and Cash Equivalents,beginning of period	16,851	191,690
Cash and Cash Equivalents, end of period
	$ 23,605	$ 766,270
Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 11,500	$ 1,519
Common Stock issued for accrued liabilities	45,000	131,098
Capital contribution to Structural Holdings, Inc. funded by issuing a note payable to a third party	425,000	-

See accompanying notes to these financial statements.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

1.     Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the entire fiscal year. These statements should be read in conjunction with the financial statements and related notes included in Form 10-KSB for Guardian Technologies International, Inc. ("GRDN" or the "Company") for the year ended December 31, 2000, as the notes to these interim financial statements omit certain information required for complete financial statements.

2.     Equity Investment (Unaudited):

The Company has an investment in Structural Holdings, Inc. (Structural) which is recorded under the equity method of accounting. The following is a financial summary of the Company's investment in Structural. The table reflects the financial position of Structural at March 31, 2001 and its results of operations for the three months ended March 31, 2001:

Net sales	$ 3,077,205
Cost of sales	$ 2,799,836
Depreciation and amortization	$ 138,099
Net income (loss)	$ (6,000)
Guardian share of net income (loss)	$ (3,000)
Current assets	$ 3,868,286
Noncurrent assets	$ 4,387,370
Total assets	$ 8,255,656
Current liabilities	$ 5,609,408
Noncurrent liabilities	$ 1,608,101
Total liabilities	$ 7,217,509
Net equity	$ 1,038,147

During the first quarter the Company, through its wholly-owned subsidiary, Guardian Security & Safety Products, Inc., increased its investment in Structural by providing additional equity funding of $425,000. The proceeds from the funding were used for working capital purposes. Guardian Security & Safety Products, Inc. acquired the funds to make the additional investment in a loan transaction with a third party. The loan bears interest at 12% per annum and is collateralized by a $250,000 Note Receivable from H&M Steel (the 50%-owned subsidiary of Guardian Security & Safety Products, Inc.), a second mortgage of $100,000 on the Company's land in Arizona and a second mortgage of $75,000 on the Company's commercial building located in Wyoming.

3.     Note Receivable.

In conjunction with a failed acquisition of an entity in 1998, the Company loaned $500,000 to this entity in the form of a Note Receivable (the "Note"). At December 31, 1999, the Note balance had been reduced to $100,000. On May 5, 2000, the Company increased the Note by an additional $150,000. At December 31, 2000 the Note balance of $250,000 became due and payable. The Company made formal demand for payment and subsequently placed the Note in default for non-payment. During the first quarter, the Company collected $150,000 of the outstanding balance. The interest rate on the Note is 8% with a default rate of 18%. A 637-acre parcel of land and a building have been pledged as collateral on the Note. The Company believes the Note is fully collectible.

4.     Note Receivable - Related Party.

During the first quarter the Company loaned $55,000 to an entity controlled by the Company's President in the form of a Note Receivable (the "Note"). The Note bears interest at 8% per annum, is due December 31, 2001 and is collateralized by common stock of the Company held personally by the President.

5.     Common Stock Warrant Exercise.

During the first quarter the Company realized proceeds from the exercise of common stock purchase warrants of approximately $273,000. The warrants are related to the Company's private placement completed in January 2000.

6.    Acquisition.

On February 19, 2001, the Company entered into an agreement to merge with Vairex Corporation ("Vairex").  Completion of the acquisition is subject to conditions precedent.  If the transaction is consummated, the Company will issue an aggregate of 28.3 million shares of common stock in exchange for all of the common stock of Vairex.  The transaction will be treated as a purchase by Vairex of the Company, if consummated.  For legal purposes, however, the Company will remain the surviving entity, therefore the capital structure of the Company will be restated.

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
-

In May 2000, the Company retained the services of Steven Young, an experienced industry professional. Mr. Young assumed the role of President of the Company's armor division responsible for day to day operations.

b)	To reduce production costs associated with armor manufacturing by outsourcing or other means.
-

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

     The Company began an extensive sales and marketing campaign beginning in January 2001. While sales during the first quarter were comprised primarily of "old style" Guardian products, the recently developed ForceOne line was heavily marketed. The Company is presently establishing a dealership network across the Untied States and has made progress in the international marketplace. The Company anticipates increased sales quarter to quarter as the ForceOne line achieves greater brand recognition and deeper market penetration.

Structural Steel Fabrication:

     During 1999 the Company sold its land and building. Proceeds from the sale were used to purchase 50% of the outstanding shares of common stock of Structural Holdings, Inc., a Delaware holding company (Structural). Structural has no operations and was formed specifically to purchase 100% of the outstanding shares of common stock of H&M Steel, Inc., an Oklahoma corporation (H&M). H&M is engaged in the business of structural steel fabrication. The Company believes the investment in Structural represents an opportunity to enhance shareholder value by diversifying the Company's operations in a different industry. In 2000 significant cost overruns on three contracts caused Structural to incur substantial losses. In late 2000 it was determined that these three contracts were either mis-bid and/or under-bid during the acquisition due diligence phase and were subsequently inherited by Structural.

     After it was discovered that the Company was going to incur losses in 2000 associated with its equity investment, pressure was applied to change the senior operating management of Structural in an effort to initiate a turn around of H&M. To that end, in December 2000, the board of Structural authorized the retention of the former owner of H&M steel as general manager and chief operations officer in charge of all bidding, contracting, fabrication, job coordination and other technical issues.

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

d.)	Eliminated management fees in the amount of $360,000 per year.
e.)	Received additional equity capital of $855,000 in early 2001.
f.)

Restructured seller financing arrangement associated with subordinated notes, non-compete and consulting agreements. The total due under these arrangements has been reduced from $951,000 to $650,000, a savings of $300,000.

g.)

Refinanced term debt deriving the cash flow benefit of a more favorable amorization. The existing level of debt service of approximately $80,000 per month is expected to be reduced to approximately $38,000 per month.

     As evidenced in the financial statements for the first quarter ended March 31, 2001, significant improvements have been made, the result of which is the recognition of only a slight loss attributable to the Company's equity investment in Structural.  The Company anticipates improved operating results quarter to quarter from implementation of the aforementioned aspects of the turn-around strategy.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000.

     Net sales for the three months ended March 31, 2001 were $109,177 compared to $226,438 for the same period in 2000, a decrease of $117,261. The decrease in sales is attributable to a the recent introduction of the Company's new product line. Most of the sales recorded in the first quarter were the result of producing "old style" Guardian products while the ForceOne line was heavily marketed. The Company is presently establishing a dealership network across the Untied States and has made progress in the international marketplace. The Company anticipates increased sales quarter to quarter as the ForceOne line achieves greater brand recognition and deeper market penetration.

     Lower sales volume generated a gross profit of $79 for the three months ended March 31, 2001 compared to a gross profit of $53,136 for the same period in 2000.

     Total operating expenses for the three months ended March 31, 2001 were $218,402 comprised of selling expenses of $47,891 and general and administrative expenses of $170,511. Total operating expenses for the three months ended March 31, 2000 were $200,531 comprised of selling expenses of $12,516 and general and administrative expenses of $188,015.  The increased selling expenses during the current quarter are the result of hiring additional sales people to market the ForceOne line, travel associated with Trade Shows to promote the ForceOne line and costs associated with establishing a nationwide dealership network to increase the sales exposure of the ForceOne line. General and Administrative costs, although comparable quarter to quarter, included audit and related costs of $45,000 for the Company's 2000 not previously accrued and approximately $10,000 of costs related to the Company's pending merger with Vairex.

     The Company posted a net loss for the three months ended March 31, 2000 of $(98,133) or $(.02) per share compared to a net loss of $(168,180) or $(.06) per share for the same period a year ago. Lower sales volume caused a loss from armor operations of $218,323 for the period. Partially offsetting this loss was minority interest of $ 98,000. Augmenting the loss for the period was a loss of $ 3,000 associated with the Company's equity investment in Structural Holdings.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 2001, the Company used net cash in operating activities of $274,919. Cash used in operating activities was provided by $16,851 in available cash balances existing at the beginning of the year, and proceeds of approximately $273,000 realized from the exercise of common stock purchase warrants (see discussion below).

     The Company had Notes Receivable from an unrelated party of $250,000 at year-end. In January the Company collected $150,000 of this amount. Management is confident the remaining $100,000 of Note Receivable will be paid in full.

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

     The notes payable and line of credit have various financial and operational covenants, including certain working capital and debt to equity ratios, operating cash flow to annual debt service ratios, net worth requirements, a limitation on capital expenditures and a minimum cash flow requirement. Additionally, the notes payable and line of credit restricts H&M's ability to pay dividends, salaries and fees to the principals/ shareholders of Structural. H&M was not in compliance with certain covenants as of December 31, 2000 and as of March 31, 2001. H&M is currently seeking a waiver of said covenants and is trying to negotiate changes in certain covenants to better reflect the nature of H& M's business. However, until such time as waiver is granted and covenants changed the indebtedness has been classified as a current liability on H&M's financial statements.

     During the first quarter the Company, through its wholly-owned subsidiary, Guardian Security & Safety Products, Inc., increased its investment in Structural by providing additional equity funding of $425,000. Another $425,000 was contributed by the other 50% owner of Structural.  The proceeds from the funding were used for working capital purposes. Guardian Security & Safety Products, Inc. acquired the funds to make the additional investment in a loan transaction with a third party. The loan bears interest at 12% per annum and is collateralized by a $250,000 Note Receivable from H&M Steel (the 50%-owned subsidiary of Guardian Security & Safety Products, Inc.), a second mortgage of $100,000 on the Company's land in Arizona and a second mortgage of $75,000 on the Company's commercial building located in Wyoming.

     On February 19, 2001, the Company entered into an agreement to merge with Vairex Corporation ("Vairex"). Completion of the acquisition is subject to conditions precedent. If the transaction is consummate, the Company will issue an aggregate of 28.3 million shares of common stock in exchange for all of the common stock of Vairex. The transaction will be treated as a purchase by Vairex of the Company, if consummated. For legal purposes, however, the Company will remain the surviving entity, therefore the capital structure of the Company will be restated.

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

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

Date: May 21, 2001	By: /s/ J. Andrew Moorer
J. Andrew Moorer, President and CEO