Form 10QSB
period 2001-06-30
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2001-08-20
CIK 873198

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ____________ to ____________

Commission file number 0-28238

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in its Charter)
Delaware (State or other jurisdiction of incorporation or organization)	54-1521616 I.R.S. Employer Identification number

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

Yes [ ] No [ ] *** not applicable ***

APPLICABLE ONLY TO CORPORATE ISSUERS

     As of August 16, 2001, the Company had 5,121,870 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one). Yes [ ] No [X]

PART 1.     FINANCIAL INFORMATION

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
BALANCE SHEET
JUNE 30, 2001
(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$ 49,823
Accounts receivable, no allowance considered necessary	61,382
Other accounts receivable	22,312
Inventories	167,352
Note receivable	80,000
Prepaid expenses and other	159,941
Total current assets	540,810
Note Receivable and Equity Investment	998,422
Property and Equipment, net	500,521
Certification Costs, net	121,500
Deposits and Other	37,592
Total Assets	$ 2,198,845
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$ 467,975
Accounts payable	171,477
Accrued expenses and other	101,194
Total current liabilities	740,646
Long-Term Debt, net of current portion	93,742
Shareholders' Equity:
Preferred stock, $.20 par value, 1,000,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value; 15,000,000 shares authorized, 5,121,870 shares issued and outstanding	5,122
Additional paid-in capital Accumulated deficit	6,513,980 (5,154,645)
Total shareholders' equity	1,364,457
Total Liabilities and Shareholders' Equity	$ 2,198,845

See accompanying notes to these financial statements.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Three Months Ended
	June 30,
	2001	2000
Net Sales	$ 134,952	$ 121,267
Cost of goods sold	82,992	122,247
Gross Profit (Loss)	51,960	(980)
Operating Expenses:
Selling expenses	52,541	20,689
General and administrative	264,937	270,082
Total operating expenses	317,528	290,771
Operating Loss	(265,568)	(291,751)
Other Income (Expense):
Interest income (expense)	(11,995)	11,625
Rental income (expense)	3,000	12,600
Gain (loss) on sale of assets	-	-
Miscellaneous income (expense)	(5,049)	9,918
Total other income (expense)	(14,044)	34,143
Loss Before Minority Interest and Earnings
From Equity Investment	(279,612)	(257,608)
Minority Interest	-	-
Loss Before Earnings from Equity
Investment	(279,612)	(257,608)
Equity in net earnings (loss) of investment	144,323	17,616
Net Loss	$ (135,289)	$ (239,992)
Net Loss per Common Share,
Basic and Dilutive	$ (0.03)	$ (0.07)
Average Common Shares Outstanding,
Basic and Dilutive	4,807,676	3,564,470

See accompanying notes to these financial statements.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Six Months Ended
	June 30,
	2001	2000
Net Sales	$ 244,129	$ 347,705
Cost of goods sold	192,090	295,549
Gross Profit (Loss)	52,039	52,156
Operating Expenses:
Selling expenses	100,432	33,205
General and administrative	435,498	458,097
Total operating expenses	535,930	491,302
Operating Loss	(483,891)	(439,146)
Other Income (Expense):
Interest income (expense)	3,014	19,519
Rental income (expense)	10,760	12,600
Gain (loss) on sale of assets	-	(1,007)
Miscellaneous income (expense)	(2,628)	30,032
Total other income (expense)	11,146	61,144
Loss Before Minority Interest and Earnings
From Equity Investment	(472,745)	(378,002)
Minority Interest	98,000	-
Loss Before Earnings from Equity
Investment	(374,745)	(378,002)
Equity in net earnings (loss) of investment	141,323	(30,170)
Net Loss	$ (233,422)	$ (408,172)
Net Loss per Common Share,
Basic and Dilutive	$ (0.05)	$ (0.11)
Average Common Shares Outstanding,
Basic and Dilutive	4,571,126	3,564,470

See accompanying notes to these financial statements.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2001
(UNAUDITED)
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances,
December 31, 2000	3,995,690	$ 3,996	$ 5,952,198	$ (4,921,223)	$ 1,034,971
Issuance of common stock:
Cash - warrant exercise	348,680	349	196,190	-	196,539
Cash - option exercise	100,000	100	70,400	-	70,500
Services	677,500	677	295,192	-	295,869
Net loss	-	-	-	(233,422)	(233,422)
Balances,
June 30, 2001	5,121,870	$ 5,122	$ 6,513,980	(5,154,645)	1,364,457

See accompanying notes to these financial statements.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2001	2000
Cash Flows from Operating Activities:
Net income (loss)	$ (233,422)	$ (408,172)
Adjustments to reconcile net
Income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	7,379	10,700
Gain (loss) on sale of property and equipment	-	1,007
Common stock issued for services	295,869	-
Minority interest in subsidiary loss	(98,000)	-
Equity in net loss of investment	(141,323)	30,170
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	19,539	108,547
Inventories	(51,487)	6,516
Prepaid expenses and other	(10,901)	(55,062)
Increase (decrease) in:
Accounts payable	(101,099)	(90,783)
Accrued expenses and other	40,239	(1,345)
Net cash provided by (used in) operating activities	(273,206)	(398,422)
Cash Flows from Investing Activities:
Purchase of property and equipment	(29,902)	(7,430)
Sale of property and equipment	-	7,198
Payments on notes receivable	310,000	50,000
Issuance of notes receivable	(55,000)	(150,000)
Investment in and advances to Structural Holdings, Inc.	(10,000)	-
Net cash provided by (used in) investing activities	215,098	(100,232)
Cash Flows from Financing Activities:
Contributions from minority interests	98,000	-
Payment on notes payable	(283,959)	(19,026)
Issuance of notes payable	10,000	-
Exercise of options	70,500	480,000
Exercise of warrants	196,539	-
Proceeds of common stock issued	-	225,000
Net cash provided by (used in) financing activities	91,080	685,974
Increase (Decrease) in Cash and Cash Equivalents	32,972	187,320
Cash and Cash Equivalents, beginning of period
	16,851	191,690
Cash and Cash Equivalents, end of period	$ 49,823	$ 379,010
Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 24,747	$ 3,766
Capital contribution to Structural Holdings, Inc. funded by issuing a note payable to a third party	425,000	-

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

2.     Equity Investment (Unaudited):

The Company has an investment in Structural Holdings, Inc. (Structural) which is recorded under the equity method of accounting. The following is a financial summary of the Company's investment in Structural. The table reflects the financial position of Structural at June 30, 2001 and its results of operations for the six months ended June 30, 2001:
Net sales	$ 7,583,818
Cost of sales	$ 6,780,961
Depreciation and amortization	$ 287,023
Net income	$ 282,646
Guardian share of net income	$ 141,323
Current assets	$ 2,594,602
Total assets	$ 7,013,621
Current liabilities	$ 4,101,016
Total liabilities	$ 5,381,886
Net equity	$ 1,631,734

3.     Note Receivable.

In conjunction with a failed acquisition of an entity in 1998, the Company loaned $500,000 to this entity in the form of a Note Receivable (the "Note"). The interest rate on the Note is 8% with a default rate of 18%. A 637-acre parcel of land and a building have been pledged as collateral on the Note. At December 31, 1999, the Note balance had been reduced to $100,000. On May 5, 2000, the Company increased the Note by an additional $150,000. At December 31, 2000 the Note balance of $250,000 became due and payable. The Company made formal demand for payment and subsequently placed the Note in default for non-payment. During the first quarter, the Company collected $150,000 of the outstanding balance. During the second quarter the Company collected an additional $20,000 of the outstanding balance and entered into a formal payment agreement to collect the remaining balance. The Company believes the Note is fully collectible.

4.     Note Receivable - Related Party.

During the first quarter the Company loaned $55,000 to an entity controlled by the Company's President in the form of a Note Receivable (the "Note"). The Note bears interest at 8% per annum, is due December 31, 2001 and is collateralized by common stock of the Company held personally by the President. The Note was repaid during the second quarter.

5.     Common Stock Option Exercise.

During the second quarter, the Company's President exercised 100,000 common stock options generating proceeds of $70,500. The proceeds are for working capital purposes.

6.     Common Stock Issued for Services.

During the six months ended June 30, 2001, the Company issued 677,500 shares of common stock for services totaling $295,869.

7.     Acquisition

On February 19, 2001, the Company entered into an agreement to merge with Vairex Corporation ("Vairex"). Completion of the acquisition is subject to conditions precedent. If the transaction is consummated, the Company will issue an aggregate of 28.3 million shares of common stock in exchange for all of the common stock, options and warrants, on a pro-rata basis, of Vairex. The transaction will be treated as a purchase by Vairex of the Company, if consummated. For legal purposes, however, the Company will remain the surviving entity, therefore the capital structure of the Company will be restated.

Item 6.     Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto.

Overview

Armor Products:

In late 1999, the Company determined it needed to restructure its armor business in order to achieve profitability. Management began implementing the restructuring plan during the first quarter of 2000 with implementation completed by December 31, 2000. The successful implementation of the restructuring strategy is anticipated to produce positive cash flow in the armor business in 2001. The basic elements involved in the strategy are outlined below:
a)	To retain experienced senior management and sales personnel able to capitalize on the newly developed, low-cost, lightweight armor products in order to increase sales volume.
-

In May 2000, the Company retained the services of Steven Young, an experienced industry professional. Mr. Young assumed the role of President of the Company's armor division responsible for day to day operations.

b)	To reduce production costs associated with armor manufacturing by outsourcing or other means.
-

In conjunction with bringing Mr. Young on board, management relocated manufacturing to North Carolina, the heart of the textile belt and Mr. Young's base of operation. The relocation process was started during the latter half of the second quarter of 2000 and completed by September 30, 2000. The relocation significantly reduced the monthly expense base of armor manufacturing, particularly in the area of labor and overhead costs. In addition, the relocation afforded the Company the ability to establish a cost structure more in line with projected revenue levels.

c)	To develop new products that will make the Company more competitive in the market.
-

During the third quarter of 2000, the Company completed development on an entire new line of low-cost, lightweight body armor designed to make the Company competitive in the market. The new product line is manufactured and marketed through the Company's majority-owned subsidiary ForceOne. Manufacturing takes place at ForceOne's facility located in North Carolina. The new product line is certified by the National Institute of Justice's recently adopted "04" standard requiring greater protection and reduced trauma. The new product line was introduced for the first time at the International Association of Chiefs of Police Convention held in San Diego, California during November 2000.

d)	To develop and build an experienced sales staff and national dealer network.
-

Beginning in the first quarter of 2001, the Company embarked on an aggressive campaign to promote its newly developed ForceOne product line. The Company has retained two additional experienced sales professionals, developed promotional literature and secured 17 dealerships to begin the process of completing a nationwide dealer network expected to increase the exposure of the Company's new products. The Company has also utilized senior management's contacts in the international community to penetrate this new distribution channel.

Structural Steel Fabrication:

During 1999 the Company sold its land and building located in Dulles, Virginia. Proceeds from the sale were used to purchase 50% of the outstanding shares of common stock of Structural Holdings, Inc., a Delaware holding company (Structural). Structural has no operations and was formed specifically to purchase 100% of the outstanding shares of common stock of H&M Steel, Inc., an Oklahoma corporation (H&M). H&M is engaged in the business of structural steel fabrication. The investment in Structural represented an opportunity to enhance shareholder value by diversifying the Company's operations into a different industry. Unfortunately in 2000 significant cost overruns on three contracts caused H&M to incur substantial losses. In late 2000 it was determined that these three contracts were either incorrectly bid and/or under-bid during the acquisition due diligence phase and were subsequently inherited by Structural.

After it was discovered that the Company was going to incur losses associated with its equity investment in 2000, senior operating management was replaced in an effort to initiate a turn around of H&M. To that end, in December 2000, the former owner of H&M steel was retained as general manager and chief operations officer in charge of all bidding, contracting, fabrication, job coordination and other technical issues.

Since December 2000, the senior management team (including the former owner of H&M) has implemented the following activities which are anticipated to produce positive cash flow at H&M in 2001:
a.	Established ongoing bidding procedures and controls.
b.	Developed outplacement procedures for detailing services.
c.

Initiated personnel reductions to include: one detailing manager, one job coordinator, a part-time shop manager, and several administrative personnel. These reductions are expected to generate a cost savings of approximately $130,000 per year.

d.	Eliminated management fees in the amount of $360,000 per year.
e.	Received additional equity capital of $850,000 in early 2001.
g.

Refinanced term debt deriving the cash flow benefit of a more favorable amortization. The existing level of debt service of approximately $80,000 per month is expected to be reduced to approximately $38,000 per month.

As evidenced in the financial statements for the second quarter ended June 30, 2001, significant improvements have been made, the result of which is the recognition of income attributable to the Company's equity investment in Structural.

Real Estate Interests:

In September 2000, the Company acquired the Palo Verde Group, Inc. in consideration of the issuance of 361,800 shares of the Company's common stock. The investment in Palo Verde Group represented another opportunity to enhance shareholder value by diversifying the Company's operations into a third industry.

As of June 30, 2001, Palo Verde Group held two separate real estate interests:
a.

Five acres of undeveloped real property located in Carefree, Arizona. The property is zoned residential and is held for development. The property has an estimated value, based on a recent real estate assessment, of approximately $325,000 and is held subject to a first mortgage with a principal balance of approximately $100,000.

b.

An 8,000 square foot commercial building and associated real estate located in Thermopolis, Wyoming. The building has an estimated value, based on a 1999 real estate appraisal that significantly exceeds the Company's cost basis of $150,000 and the first mortgage on the property of $75,000. The building is currently leased to a restaurant group at the rate of $2,000 per month increasing to $2,500 per month in 2002. The term of the lease is five years.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000.

Net sales for the three months ended June 30, 2001 were 134,952 compared to 121,267 for the same period in 2000, an increase of $13,685 or 11%. The increase is attributable to increased sales volume of the Company's newly developed ForceOne product line. The Company is presently establishing a dealership network across the United States and anticipates increased sales throughout the year as the ForceOne line achieves greater brand recognition and deeper market penetration.

Gross profit for the three months ended June 30, 2001 was $51,960 or 39% of sales compared to a gross loss of $(980) for the same period in 2000. The increased margin is attributable to sales during the quarter of ForceOne products which produced a larger gross margin than the "old style" Guardian products sold the previous year. In addition, during the quarter, the Company produced a "ballistic mat" product used in the flooring of aircraft which generated an unusually high gross margin because of the ease of manufacturing the item and the use of low-cost materials.

Total operating expenses for the three months ended June 20, 2001 were $317,528 comprised of selling expenses of $52,541 and general and administrative expenses of $264,987. Total operating expenses for the three months ended June 30, 2000 were $290,751 comprised of selling expenses of $20,689 and general and administrative expenses of $270,082. The increased selling expenses during the current quarter are the result of hiring additional sales people to market the ForceOne product line, travel associated with Trade Shows to promote the ForceOne product line and costs associated with establishing a nationwide dealership network to increase the sales exposure of the ForceOne product line. General and administrative expenses decreased minimally during the current quarter from that of the prior year comparable quarter. Although general and administrative expenses decreased during the current quarter, the decrease would have been even greater had it not been for incurring $121,750 of consulting services associated with the Company's acquisition of Vairex Corporation that were not capitalized. It should be noted that while these expenses increased the overall operating loss of the Company, the services were paid for by the issuance of common stock, thus mitigating the impact to the Company's cash flow and net worth position for the quarter.

The Company posted a net loss for the three months ended June 30, 2001 of $(135,289) or $(0.03) per share compared to a net loss of $(239,992) or $(0.07) per share for the same period a year ago. Corporate activities and Armor operations produced an operating loss of $(265,568) after taking into consideration losses allocated to minority interest. Included in Corporate expenses for the period were consulting costs associated with the Vairex merger (addressed above) of $121,750. Without these costs, the Company's operating loss would have been $(143,818). The Company's net loss was partially offset by earnings for the period attributable to Structural Holdings of $144,323.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000.

Net sales for the six months ended June 30, 2001 were $244,129 compared to $347,705 for the same period in 2000, a decrease of $103,575. The decrease in sales is attributable to the introduction of the Company's new ForceOne product line during the first quarter of 2001. During the first three months of 2001, the ForceOne line was heavily marketed while the Company established a nationwide dealership network. The Company anticipates increased sales throughout the year as the ForceOne line achieves greater brand recognition and deeper market penetration.

Gross profit for the six months ended June 30, 2001 was $52,039 or 21% compared to a gross profit of $52,156 or 15% for the six months ended June 30, 2000. The increase in gross profit as a percentage of sales is attributable to sales of the higher margin ForceOne products over that of the "old style" Guardian products sold during the first six months of 2000. In addition, gross margin was positively impacted by the sale of unusually high-margin "ballistic mats" (addressed above in three-month discussion).

Total operating expenses for the six months ended June 30, 2001 were $535,930 comprised of selling expenses of $100,432 and general and administrative expenses of $435,498. Total operating expenses for the six months ended June 30, 2000 were $491,302 comprised of selling expenses of $33,205 and general and administrative expenses of $458,097. The increased selling expenses during the first six months of 2001 resulted from hiring additional sales people to market the ForceOne product line, travel associated with Trade Shows to promote the ForceOne product line and costs associated with establishing a nationwide dealership network to increase the sales exposure of the ForceOne product line. General and administrative expenses decreased $22,599 during the six months ended June 30, 2001 compared to the same period a year ago. Although general and administrative expenses decreased during the period, the decrease would have been even greater had it not been for incurring $121,750 of consulting services associated with the Company's acquisition of Vairex Corporation that were not capitalized. It should be noted that while these expenses increased the overall operating loss of the Company, the services were paid for by the issuance of common stock, thus mitigating the impact to the Companys cash flow net worth position for the period.

The Company posted a net loss for the six months ended June 30, 2001 of $(233,422) or $(0.05) per share compared to a net loss of $(408,172), or $(0.11) per share for the same period a year ago. Corporate activities and Armor operations produced an operating loss of $(385,891) after taking into consideration armor operation losses allocated to minority interest of $98,000. Included in Corporate expenses for the period were consulting costs associated with the Vairex merger of $121,750 (addressed above). Without these costs, the Company's operating loss for the period would have been $(264,141) compared to an operating loss of $(439,146) a year ago. The Company's net loss was partially offset by earnings for the period attributable to Structural Holdings of $141,323.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2001, the Company used net cash in operating activities of $273,206. Cash used in operating activities was provided primarily by $16,851 in available cash existing at the beginning of the year, proceeds of approximately $196,000 realized from the exercise of common stock purchase warrants, and the exercise of $70,500 of common stock options by the Company's president.

The Company had a Note Receivable from unrelated parties of $250,000 at December 31, 2000. In January 2001, the Company collected $150,000 of the balance of the Note. In May 2001, the Company collected an additional $20,000 of this amount. Management is confident the $80,000 balance of the Note remaining at June 30, 2001 will be collected before year-end.

The Company had a Note Receivable from a related party of $85,000 at December 31, 2000. This amount was collected in full in January 2001. In January 2001, the Company issued a related party Note in the amount of $55,000. This Note was repaid in June 2001.

The Company issued a Note Payable to an unrelated party in February 2001 in the amount of $425,000. Proceeds from the Note were used to provide an equity contribution to H&M Steel. The equity contribution to H&M Steel was for working capital purposes. The Note is due in one year.

In February 2001, the Company, through its wholly-owned subsidiary, Guardian Steel, Inc., increased its investment in Structural by providing additional equity funding of $425,000. Another $425,000 was contributed by the other 50% owner of Structural. The proceeds from the funding were used for working capital purposes. Guardian Steel, Inc. acquired the funds to make the additional investment in a loan transaction with a third party. The loan bears interest at 12% per annum and is collateralized by a $250,000 Note Receivable from H&M (the 50%-owned subsidiary of Guardian Steel, Inc.), a second mortgage of $100,000 on the Company's land in Arizona and a second mortgage of $75,000 on the Company's commercial building located in Wyoming.

The balance of Notes Payable at June 30, 2001, aside from the two new Notes discussed above, consist of a Mortgage Note Payable on the Company's residential real property located in Arizona in the amount of $103,000 and the remaining balance of an insurance premium finance arrangement of $24,000 attributable to the Company's three-year Directors and Officers Liability Insurance Policy, and a related party Note Payable of $10,000 which is expected to be repaid during the third quarter.

During the 6 month period ending June 30, 2001, the Company completed $26,000 of renovations on the commercial building located in Wyoming. The building was acquired in September 30, 2000. The building was leased in May 2001 to a restaurant group at the rate of $2,000 per month increasing to $2,500 in 2002. The lease is for 5 years.

In January 2000 the Company sold 150,000 units (comprised of 2 common shares and 24 common stock purchase warrants) for $1.50 each receiving net proceeds of $225,000. The warrants have the following terms.
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

Should all warrants be exercised, the Company will receive additional proceeds from this offering of $3,825,000. These funds will be used for acquisitions and general working capital purposes. In February 2001, the Company realized proceeds from the exercise of common stock purchase warrants attributed to the aforementioned private placement of approximately $273,000.

During May and June 2001, the Company's president exercised 100,000 common stock options generating proceeds to the Company of $70,500.

During the six months ended June 30, 2001 the Company issued common stock for services in the amount of $295,869 pertaining to legal services ($25,000), graphic design and advertising services associated with the launch of the Company's ForceOne product line ($20,000), general merger and acquisition services ($34,750), merger and acquisition services specifically associated with the Company's merger with Vairex Corporation ($174,000) and services of the Company's president in lieu of cash compensation for salary ($42,000).

On February 19, 2001, the Company entered into an agreement to merge with Vairex Corporation ("Vairex"). Completion of the acquisition is subject to conditions precedent. If the transaction is consummate, the Company will issue an aggregate of 28.3 million shares of common stock in exchange for all of the common stock, options and warrants, on a pro-rata basis, of Vairex. The transaction will be treated as a purchase by Vairex of the Company, if consummated. For legal purposes, however, the Company will remain the surviving entity, therefore the capital structure of the Company will be restated.

Subsequent Events Discussion:

Palo Verde acquisition of Colorado and Wyoming property.

On August 1, 2001 and August 3, 2001, the Company, through its wholly owned subsidiary Palo Verde Group, Inc., acquired two (2) additional real estate interests.

In the first transaction which was consummated on August 1, 2001, Palo Verde Group, Inc. acquired 100% of the outstanding members interests in DuBois Red Rocks, LLC, a Delaware limited liability company. The Seller of the members interests was Alta California Broadcasting, Inc., a California corporation with no affiliation with the Company. The principal asset of DuBois Red Rocks, LLC consists of a 100 acre parcel of undeveloped real estate located near Thermopolis, Wyoming. Under current land use regulation, the property can be developed as two (2) separate residential equestrian estates. The consideration paid by Palo Verde Group, Inc. for the interest in DuBois Red Rocks, LLC consisted of 100,000 shares of common stock of Guardian Technologies International, Inc. The real property owned by DuBois Red Rocks, LLC was acquired subject to a first mortgage with an outstanding principal balance of $150,000. The agreed upon net equity of the parcel was $100,000.

In the second transaction which was consummated on August 3, 2001, Palo Verde Group, Inc. acquired 100% of the issued and outstanding shares of common stock of Hill Valley Capital, Inc., a Colorado corporation. The selling shareholders consisted of Marie Kanger, Gina Garcia-Shaw, Barbara Hamstad, and Meade Harbison, none of whom are affiliated with Palo Verde Group, Inc. or Guardian Technologies International, Inc. The principal asset of Hill Valley Capital, Inc. consisted of approximately 4.88 acres of undeveloped commercial real estate located in Colorado Springs, Colorado. The consideration paid by Palo Verde Group, Inc. for Hill Valley Capital, Inc. consisted of 800,000 shares of common stock of Guardian Technologies International, Inc.

The real estate held by Hill Valley Capital, Inc. was acquired subject to an hypothecation given to secure a promissory note in favor of Peak National Bank owed by Global Casinos, Inc., a Utah corporation, with an outstanding principal balance of $140,000. In the transaction, Global Casinos, Inc. gave Palo Verde Group, Inc. an indemnification with respect to the obligation to Peak National Bank. In view of the indemnification, the agreed upon net equity in the parcel owned by Hill Valley Capital, Inc. was $700,000.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

                    None.

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
GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
Date: August 20, 2001	By: /s/ J. Andrew Moorer J. Andrew Moorer, President and CEO