Form 10QSB
period 2001-09-30
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2001-11-19
CIK 873198

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended September 30, 2001

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
Yes [ ] No [ ] *** not applicable ***

APPLICABLE ONLY TO CORPORATE ISSUERS

     As of November 15, 2001, the Company had 6,121,870 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one). Yes [ ] No [X]

PART 1.     FINANCIAL INFORMATION

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2001
(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$ 1,543
Accounts receivable, no allowance considered necessary	88,995
Other accounts receivable	6,730
Inventories	149,548
Note receivable	60,000
Prepaid expenses and other	179,756
Total current assets	486,572
Note Receivable and Equity Investment	1,170,537
Land	1,184,000
Buildings and improvements	184,069
Furniture and equipment, net	47,758
Certification Costs, net	113,000
Deposits and Other	37,592
Total Assets	$ 3,223,528
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$ 620,325
Accounts payable	154,486
Accrued expenses and other	43,239
Total current liabilities	818,050
Long-Term Debt, net of current portion	90,608
Minority Interest	36,774
Shareholders' Equity:
Preferred stock, $.20 par value, 1,000,000 shares authorized; no shares issued and outstanding	-
Common stock, $.001 par value; 15,000,000 shares authorized, 6,121,870 shares issued and outstanding	6,122
Additional paid-in capital Accumulated deficit	7,328,230 (5,056,256)
Total shareholders' equity	2,278,096
Total Liabilities and Shareholders' Equity	$ 3,223,528

See accompanying notes to these financial statements.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Three Months Ended September 30,
	2001	2000
Net Sales	$ 249,164	$ 112,513
Cost of goods sold	143,619	95,636
Gross Profit	105,545	16,877
Operating Expenses:
Selling expenses	56,048	22,006
General and administrative	158,477	261,344
Total operating expenses	214,525	283,350
Operating Loss	(108,980)	(266,473)
Other Income (Expense):
Interest income (expense)	(17,947)	11,592
Rental income (expense)	6,000	13,600
Gain (loss) on sale of assets	-	-
Miscellaneous income (expense)	3,913	27,274
Total other income (expense)	(8,034)	52,466
Loss Before Minority Interest and Earnings
From Equity Investment	(117,014)	(214,007)
Minority Interest	36,726	49,000
Loss Before Earnings from Equity
Investment	(80,288)	(165,007)
Equity in net earnings (loss) of investment	178,677	(180,841)
Net Income (Loss)	$ 98,389	$ (345,848)
Net Income (loss) per Common Share, Basic	$ .02	$ (0.10)
Net Income per Common Share, Dilutive	$ .02	$ (0.10)
Average Common Shares Outstanding, Basic	5,718,537	3,631,331
Average Common Shares Outstanding, Dilutive	6,385,292	3,631,331

See accompanying notes to these financial statements.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Nine Months Ended September 30,
	2001	2000
Net Sales	$ 493,293	$ 460,218
Cost of goods sold	335,709	391,185
Gross Profit	157,584	69,033
Operating Expenses:
Selling expenses	156,480	55,211
General and administrative	593,975	719,441
Total operating expenses	750,455	774,652
Operating Loss	(592,871)	(705,619)
Other Income (Expense):
Interest income (expense)	(14,933)	31,111
Rental income (expense)	16,760	26,200
Gain (loss) on sale of assets	-	(1,007)
Miscellaneous income (expense)	1,285	57,306
Total other income (expense)	3,112	113,610
Loss Before Minority Interest and Earnings
From Equity Investment	(589,759)	(592,009)
Minority Interest	134,726	49,000
Loss Before Earnings from Equity
Investment	(455,033)	(543,009)
Equity in net earnings (loss) of investment	320,000	(211,011)
Net Loss	$ (135,033)	$ (754,020)
Net Loss per Common Share,
Basic and Dilutive	$ (.03)	$ (0.22)
Average Common Shares Outstanding,
Basic and Dilutive	4,934,627	3,399,450

See accompanying notes to these financial statements.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine Months Ended September 30,
	2001	2000
Cash Flows from Operating Activities:
Net loss	$ (135,033)	$ (754,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	17,319	14,722
Gain (loss) on sale of property and equipment	-	1,007
Common stock issued for services	295,869	131,098
Common stock issued for interest	50,000
Cash received in Palo Verde acquisition	-	(9,365)
Salary reduction - officer	6,250	-
Minority interest in subsidiary loss	(134,726)	(49,000)
Equity in net loss of investment	(320,000)	211,011
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(8,074)	125,980
Inventories	(33,683)	10,793
Prepaid expenses and other	(15,134)	(79,864)
Increase (decrease) in:
Accounts payable	(112,090)	(122,769)
Accrued expenses and other	19,058	(110,654)
Net cash used in operating activities	(370,244)	(631,061)
Cash Flows from Investing Activities:
Purchase of property and equipment	(31,416)	-
Sale of property and equipment	-	11,505
Payments on notes receivable	330,000	50,000
Issuance of notes receivable	(55,000)	(249,000)
Investment in and advances to Structural Holdings, Inc.	(10,000)	-
Net cash provided by (used in) investing activities	233,584	(187,495)
Cash Flows from Financing Activities:
Contributions from minority interests	134,726	-
Payment on notes payable	(290,743)	(8,748)
Issuance of notes payable	10,000	19,623
Exercise of options	70,500	530,000
Exercise of warrants	196,869	-
Proceeds of common stock issued	-	225,000
Net cash provided by financing activities	121,352	765,875
Decrease in Cash and Cash Equivalents	(15,308)	(52,681)
Cash and Cash Equivalents, beginning of period	16,851	191,690
Cash and Cash Equivalents, end of period	$ 1,543	$ 139,009
Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 18,764	$ 5,275
Capital contribution to Structural Holdings, Inc. funded by issuing a note payable to a third party	425,000	$ -
Common Stock issued for land acquisition	$ 909,000	$ -

See accompanying notes to these financial statements.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Unaudited Interim Consolidated Financial Statements:

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the entire fiscal year. These statements should be read in conjunction with the consolidated financial statements and related notes included in Form 10-KSB for Guardian Technologies International, Inc. ("GRDN" or the "Company") for the year ended December 31, 2000, as the notes to these interim consolidated financial statements omit certain information required for complete financial statements.

2.     Equity Investment (Unaudited):

The Company has an investment in Structural Holdings, Inc. (Structural) which is recorded under the equity method of accounting. The following is a financial summary of the Company's investment in Structural. The table reflects the financial position of Structural at September 30, 2001 and its results of operations for the nine months ended September 30, 2001:
Net sales	$ 10,418.347
Cost of sales	$ 8,946,872
Depreciation and amortization	$ 436,999
Net income	$ 641,0094
Guardian share of net income	$ 320,547
Current assets	$ 1,578,498
Total assets	$ 5,860,350
Current liabilities	$ 3,103,425
Total liabilities	$ 4,218,672
Net equity	$ 1,641,678

3.     Note Receivable.

In conjunction with a failed acquisition of an entity in 1998, the Company loaned $500,000 to this entity in the form of a Note Receivable (the "Note"). The interest rate on the Note is 8% with a default rate of 18%. A 637-acre parcel of land and a building have been pledged as collateral on the Note. At December 31, 1999, the Note balance had been reduced to $100,000. On May 5, 2000, the Company increased the Note by an additional $150,000. At December 31, 2000 the Note balance of $250,000 became due and payable. The Company made formal demand for payment and subsequently placed the Note in default for non-payment. During the third quarter, the Company collected $20,000 of the outstanding balance. Total collections through the nine months ended September 30, 2001 are $190,000. The Company believes the remaining balance of the $60,000 Note is fully collectible.

4.     Land Acquisitions.

On August 1, 2001 and August 3, 2001, the Company, through its wholly owned subsidiary Palo Verde Group, Inc., acquired two (2) additional real estate interests.

In the first transaction which was consummated on August 1, 2001, Palo Verde Group, Inc. acquired 100% of the outstanding members interests in DuBois Red Rocks, LLC, a Delaware limited liability company.  The principal asset of DuBois Red Rocks, LLC consists of a 100 acre parcel of undeveloped real estate located near Thermopolis, Wyoming. Under current land use regulation, the property can be developed as two (2) separate residential equestrian estates. The consideration paid by Palo Verde Group, Inc. for the interest in DuBois Red Rocks, LLC consisted of 100,000 shares of common stock of Guardian Technologies International, Inc. The real property owned by DuBois Red Rocks, LLC was acquired subject to a first mortgage with an outstanding principal balance of $150,000. The fair market value of the property on the date of acquisition was $250,000, including $25,000 of improvements.

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

The real estate held by Hill Valley Capital, Inc. was acquired subject to an hypothecation given to secure a promissory note in favor of Peak National Bank owed by a third party, with an outstanding principal balance of $140,000. In the transaction, the debtor gave Palo Verde Group, Inc. an indemnification with respect to the obligation to Peak National Bank. In view of the indemnification, the net fair market value of the property on the date of acquisition.

5.     Vairex Merger

On February 19, 2001, the Company entered into an agreement to merge with Vairex Corporation ("Vairex"). Completion of the acquisition is subject to conditions precedent. If the transaction is consummated, the Company will issue an aggregate of 38.25 million shares of common stock in exchange for all of the common stock, options and warrants, on a pro-rata basis, of Vairex. The transaction will be treated as a purchase by Vairex of the Company, if consummated. For legal purposes, however, the Company will remain the surviving entity, therefore the capital structure of the Company will be restated.

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
f.

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

As evidenced in the financial statements for the third quarter ended September 30, 2001, significant improvements have been made, the result of which is the recognition of income attributable to the Company's equity investment in Structural.

Real Estate Interests:

In September 2000, the Company acquired the Palo Verde Group, Inc. in consideration of the issuance of 361,800 shares of the Company's common stock. The investment in Palo Verde Group represented another opportunity to enhance shareholder value by diversifying the Company's operations into a third industry.

As of September 30, 2001, Palo Verde Group held four separate real estate interests:
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

In the first transaction which was consummated on August 1, 2001, Palo Verde Group, Inc. acquired 100% of the outstanding members interests in DuBois Red Rocks, LLC, a Delaware limited liability company.  The principal asset of DuBois Red Rocks, LLC consists of a 100 acre parcel of undeveloped real estate located near Thermopolis, Wyoming. Under current land use regulation, the property can be developed as two (2) separate residential equestrian estates. The consideration paid by Palo Verde Group, Inc. for the interest in DuBois Red Rocks, LLC consisted of 100,000 shares of common stock of Guardian Technologies International, Inc. The real property owned by DuBois Red Rocks, LLC was acquired subject to a first mortgage with an outstanding principal balance of $150,000. The fair market value of the property on thye date of acquisition was $250,000, including $25,000 of improvements.

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

The real estate held by Hill Valley Capital, Inc. was acquired subject to an hypothecation given to secure a promissory note in favor of Peak National Bank owed by a third party, with an outstanding principal balance of $140,000. In the transaction, the debtor gave Palo Verde Group, Inc. an indemnification with respect to the obligation to Peak National Bank. In view of the indemnification, the net fair market value of the property on the date of acquisition.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000.

Net sales for the three months ended September 30, 2001 were $249,164 compared to $112,513 for the same period in 2000, an increase of $136,651 or 121%. The increase is attributable to increased sales volume of the Company's newly developed ForceOne product line. The Company is presently establishing a dealership network across the United States and expects increased sales as the ForceOne line achieves greater brand recognition and deeper market penetration.

Gross profit for the three months ended September 30, 2001 was $105,545 or 42% of sales compared to a gross profit of $16,877 or 15% of sales for the same period in 2000. The increased margin is attributable to sales during the quarter of ForceOne products which produced a larger gross margin than the "old style" Guardian products sold the previous year.

Total operating expenses for the three months ended September 30, 2001 were $214,525 comprised of selling expenses of $56,048 and general and administrative expenses of $158,477. Total operating expenses for the three months ended September 30, 2000 were $283,350 comprised of selling expenses of $22,006 and general and administrative expenses of $261,344. The increased selling expenses during the current quarter are the result of hiring additional sales people to market the ForceOne product line, travel associated with Trade Shows to promote the ForceOne product line and costs associated with establishing a nationwide dealership network to increase the sales exposure of the ForceOne product line. General and administrative expenses decreased $102,867 or 39% during the current quarter from that of the prior year comparable quarter. The reduction in general and administrative expenses is the result of implementing the Company's turn-around strategy calling for the alignment of administrative burden with the Company's current business base.

The Company posted a net income for the three months ended September 30, 2001 of $98,389 or $0.02 per share compared to a net loss of $345,348 or $0.10 per share for the same period a year ago. Corporate activities and Armor operations produced an operating loss of $72,254 after taking into consideration losses allocated to minority interest. The Company's net loss was partially offset by earnings for the period attributable to Structural Holdings of $178,677.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000.

Net sales for the nine months ended September 30, 2001 were $493,293 compared to $460,218 for the same period in 2000, an increase of $33,075. The increase in sales is attributable to the introduction of the Company's new ForceOne product line during the first quarter of 2001. Through the nine months ended September 30, 2001, the ForceOne line has been heavily marketed while the Company established a nationwide dealership network. The Company anticipates increased sales throughout the year as the ForceOne line achieves greater brand recognition and deeper market penetration.

Gross profit for the nine months ended September 30, 2001 was $157,584 or 32% compared to a gross profit of $69,033 or 15% for the nine months ended September 30, 2000. The increase in gross profit as a percentage of sales is attributable to sales of the higher margin ForceOne products over that of the "old style" Guardian products sold during the first nine months of 2000. In addition, gross margin during the first nine months of 2001 was positively impacted by the sale of unusually high-margin "ballistic mats" during the second quarter of 2001.

Total operating expenses for the nine months ended September 30, 2001 were $750,455 comprised of selling expenses of $156,480 and general and administrative expenses of $593,975. Total operating expenses for the nine months ended September 30, 2000 were $774,652 comprised of selling expenses of $55,211 and general and administrative expenses of $719,441. The increased selling expenses during the first nine months of 2001 resulted from hiring additional sales people to market the ForceOne product line, travel associated with Trade Shows to promote the ForceOne product line and costs associated with establishing a nationwide dealership network to increase the sales exposure of the ForceOne product line. General and administrative expenses decreased $125,466 during the nine months ended September 30, 2001 compared to the same period a year ago. The reduction in general and administrative expenses is the result of implementing the Company's turn-around strategy calling for the alignment of administrative burden with the Company's current business base. Although general and administrative expenses decreased during the period, the decrease would have been even greater had it not been for incurring $121,750 of consulting services associated with the Company's acquisition of Vairex Corporation that were not capitalized. It should be noted that while these expenses increased the overall operating loss of the Company, the services were paid for by the issuance of common stock, thus mitigating the impact to the Company's cash flow and net worth position for the period.

The Company posted a net loss for the nine months ended September 30, 2001 of $135,033 or $0.03 per share compared to a net loss of $754,020, or $0.22 per share for the same period a year ago. Corporate activities and Armor operations produced an operating loss of $458,145 after taking into consideration armor operation losses allocated to minority interest of $134,226. Included in Corporate expenses for the period were consulting costs associated with the Vairex merger of $121,750 (addressed above). Without these costs, the Company's operating loss for the period would have been $336,395 compared to an operating loss of $656,619 a year ago. The Company's net loss was partially offset by earnings for the period attributable to Structural Holdings of $320,000.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2001, the Company used net cash in operating activities of $370,244. Cash used in operating activities was provided primarily by $16,851 in available cash existing at the beginning of the year, proceeds of approximately $196,000 realized from the exercise of common stock purchase warrants, and the exercise of $70,500 of common stock options by the Company's president.

The Company had a Note Receivable from unrelated parties of $250,000 at December 31, 2000. In January 2001, the Company collected $150,000 of the balance of the Note. In May 2001, the Company collected an additional $20,000 of this amount. During the three months ended September 30, 2001, an another $20,000 was collected. Management is confident the $60,000 balance of the Note remaining at September 30, 2001 will be collected before year-end.

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

In February 2001, the Company, through its wholly-owned subsidiary, Guardian Steel, Inc., increased its investment in Structural by providing additional equity funding of $425,000. Another $425,000 was contributed by the other 50% owner of Structural. The proceeds from the funding were used for working capital purposes. Guardian Steel, Inc. acquired the funds to make the additional investment in a loan transaction with a third party. The loan bears interest at 12% per annum and is collateralized by a certain assets of the Company.

The balance of Notes Payable at September 30, 2001, aside from the two new Notes discussed above, consist of a Mortgage Note Payable on the Company's residential real property located in Arizona in the amount of $100,000 , a mortgage note payable on the Company's real property located in Wyoming in the amount of $150,000, and the remaining balance of an insurance premium finance arrangement of $19,000 attributable to the Company's three-year Directors and Officers Liability Insurance Policy, and a related party Note Payable of $10,000 which is expected to be repaid during the third quarter.

During the 6 month period ending September 30, 2001, the Company completed $33,500 of renovations on the commercial building located in Wyoming. The building was acquired in September 30, 2000. The building was leased in May 2001 to a restaurant group at the rate of $2,000 per month increasing to $2,500 in 2002. The lease is for 5 years.

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

During the nine months ended September 30, 2001 the Company issued common stock for services in the amount of $295,869 pertaining to legal services ($25,000), graphic design and advertising services associated with the launch of the Company's ForceOne product line ($20,000), general merger and acquisition services ($34,750), merger and acquisition services specifically associated with the Company's merger with Vairex Corporation ($174,000) and services of the Company's president in lieu of cash compensation for salary ($42,000).

On February 19, 2001, the Company entered into an agreement to merge with Vairex Corporation ("Vairex"). Completion of the acquisition is subject to conditions precedent. If the transaction is consummate, the Company will issue an aggregate of 38.25 million shares of common stock in exchange for all of the common stock, options and warrants, on a pro-rata basis, of Vairex. The transaction will be treated as a purchase by Vairex of the Company, if consummated. For legal purposes, however, the Company will remain the surviving entity, therefore the capital structure of the Company will be restated.

New Accounting Pronouncements

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
GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
Date: November 19, 2001	By: /s/ J. Andrew Moorer J. Andrew Moorer, President and CEO