Form 10KSB
period 2001-12-31
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2002-05-20
CIK 873198

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1933

For the fiscal year ended December 31, 2001

Commission file number 028238

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
 (Name of Small Business Issuer in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1521616 I.R.S. Employer Identification number

Post Office Box 3618, Carefree, Arizona 85377
7439 East Ridgecrest Road, Cave Creek, Arizona 85331
(Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number: (480) 575-6972

Securities registered under Section 12(b) of the Exchange Act:     NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(s) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $1,651,781.

The aggregate market value of the voting stock held by non-affiliates as of April 30, 2002 was approximately $833,194 based on the average bid and asked price of such stock.

The number of shares outstanding of issuer's Common Stock, $.001 par value, as of April 30, 2002 was 6,506,663.

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
3.

Incorporated by reference from the Company's Current Report on Form 8-K dated August 1, 2001 as filed with the Commission on August 13, 2001; as amended under Form 8-K/A as filed with the Commission on August 24, 2001 and September 10, 2001.

4.

Incorporated by reference from the Company's Current Report on Form 8-K dated February 19, 2001, as filed with the Commission on March 2, 2001, as amended under Form 8-K/A as filed with the Commission on April 11, 2001 and May 9, 2001.

5.	Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, as filed with the Commission on April 17, 2001.
6.	Incorporated by reference from the Company's Current Report on Form 8-K dated September 30, 2000, as filed with the Commission on October 13, 2000.
7.	Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, as filed with the Commission on April 15, 1997.
8.	Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, as filed with the Commission on March 31, 1998.
9.	Incorporated by reference from the Company's Current Report on Form 8-K/A as filed with the Commission on August 16, 1999.

PART I

DESCRIPTION OF BUSINESS

Item 1.       General

       Guardian Technologies International, Inc., a Delaware corporation, was originally incorporated in 1989.

       We are primarily engaged in structural steel fabrication.

       We also manufacture and distribute ballistic protective equipment.

       We also own undeveloped real estate in Arizona and Colorado and a commercial building and real estate in Wyoming.

       Our executive offices are located at 7439 East Ridgecrest Road, Cave Creek, Arizona 85331. Our mailing address is P.O. Box 3618, Carefree, Arizona 85377. Our telephone and facsimile numbers are (480) 575-6972 and (480) 575-9307, respectively. We use the calendar year for our fiscal year.

OPERATIONS

General

       We have 100%-owned subsidiaries as follows:
Guardian Steel, Inc., which owns 50% of Structural Holdings, Inc.
-	structural steel fabrication,
Guardian Steel and Safety Products, Inc., which owns a 33% member's interest in ForceOne, LLC
-	the manufacture and distribution of ballistic protective equipment, and
Palo Verde Group, Inc.
-	real estate interests.

Structural Steel Fabrication Business

       Through Structural Holdings, Inc., our 50%-owned subsidiary, we fabricate and erect structural steel for governmental, military, commercial and industrial construction projects such as dormitories, aircraft hangers, special operations centers, high and low rise buildings and office complexes, hotels and casinos, convention centers, sports arenas, shopping malls, and hospitals, and a variety of customized projects. We seek to differentiate our operations by offering an integrated package of steel construction services featuring engineering, detailing, shop fabrication and field erection. Detailing and field erection are typically performed by subcontractors under our supervision and control. By offering an integrated package of steel construction services from a single source, we believe that we are able to respond more efficiently to the design and construction challenges associated with large, complex "fast track" construction projects.

       We provide our integrated steel services primarily to general contractors and engineering firms, including, among others, the US Army Corps of Engineers, Flintco, McMasters, and Manhatten, that focus on a wide variety of projects, including hotels, office complexes, hospitals, shopping malls and centers, sports stadiums, restaurants, convention facilities, entertainment complexes, aircraft facilities, schools, churches and warehouses. Representative projects include: the Marriott Renaissance Hotel, Special Operations Aircraft Facility, Fine Airport Parking Facility, and Dobson Communications Corporate Office buildings. We maintain relationships with a number of local or regional general contracting and engineering firms, but are not dependent on any of these firms in particular.

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
*

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

*

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

*

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

*

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

*

Maintain Entrepreneurial Environment. We believe that our management and operating structure, which emphasizes quality, innovation, flexibility, performance and safety, has contributed significantly to profitability and the ability to develop new business in competitive or difficult economic environments. Our operating structure provides incentives to employees at all levels to focus on pursuing profitable growth opportunities, attaining financial objectives and delivering superior customer service.

*

Emphasize Innovative Services. We focus our engineering, detailing, fabrication and erection expertise on distinct product segments requiring unique or innovative techniques, where we typically experience less competition and more advantageous negotiated contract opportunities. We have extensive experience in providing services requiring complex fabrication and erection techniques and other unusual project needs, such as specialized transportation, steel treatment or specialty coating applications. These service capabilities have enabled us to address such design sensitive projects as the Denver Courthouse.

*

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

       During the year ended December 31, 2001, we completed 20 contracts generating $11,500,000 in total revenues. However, this business segment was accounted for during the first nine months of 2001 under the equity method and therefore, revenues of Structural Holdings for only the three months ended December 31, 2001 contributed to our consolidated revenues.

Backlog

       We consider backlog an important indicator of our operating condition because our engineering, detailing, fabrication, and erection services are characterized by long lead times for projects and orders. We define our backlog of contract commitments as the potential future revenues to be recognized upon performance of contracts awarded to us. Backlog increases as new contract commitments are obtained, decreases as work is performed and the related revenues are recognized, and increases or decreases as modifications in work are performed under a contract. At December 31, 2001, we had a backlog of $2,500,000.

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

Our Employees

       As of March 31, 2002, we had one full time corporate employee. Guardian Security & Safety Products, Inc., operating as ForceOne, LLC, had 12 full time employees, three in management and administration, two in sales and seven in manufacturing. Guardian Steel, Inc., operating as Structural Holdings, Inc. dba H & M Steel, had 25 employees, five in management and administration and 20 in production. We consider our relationship with our employees to be good.

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

Manufacturing

       We manufacture all of our products under our own label at the ForceOne facility in Spruce Pine, North Carolina. We do not depend on any third parties to manufacture any of our products.

Raw Materials

       We manufacture our products from materials available from Honeywell International, Inc. (Spectra 1000 woven fabric and non-woven composite ballistic materials Spectra Shield, Spectra Flex, Gold Shield, and Gold Flex), and Dupont (Kevlar). To date, we have not experienced problems with obtaining necessary materials from suppliers. Our new product line has been designed to be produceable from a number of different sources or supply so as not to be dependent on any one supplier.

Our Customers

       Sales to the US government represented 25% and 30% of our total sales in 2001 and 2000, respectively. Sales to municipal law enforcement agencies represented 75% and 70% of our total sales in 2001 and 2000, respectively.

Marketing and Distribution

       We market our products directly and through selected dealers of police equipment to local, state, and federal agencies, private security companies, and private individuals with legitimate security needs. Our marketing methods include personal sales presentations, dealership affiliations, advertising in magazines and periodicals aimed at the law enforcement profession, direct mail campaigns, and participation in selected trade shows and conferences. We also make joint presentations with other companies to bring together technical expertise, sales and marketing efforts, and production capabilities; and we respond to agency and department solicitations for bids and proposals.

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

Regulatory Matters

       We are subject to federal, state, and local laws and regulations governing the protection of the environment, including those regulating discharges to the air and water, the management of wastes, and the control of noise and odors. While we always strive to operate in compliance with these requirements, we cannot assure you that we are at all times in complete compliance with all such requirements. Like all companies, we are subject to potentially significant fines or penalties if we fail to comply with environmental requirements. Although we have made and will continue to make capital expenditures in order to comply with environmental requirements, we do not expect material capital expenditures for environmental controls in 2001 or 2002. However, environmental requirements are complex, change frequently, and could become more stringent in the future. Accordingly, we cannot assure you that these requirements will not change in a manner that will require material capital or operating expenditures or will otherwise have a material adverse effect on us in the future.

       In addition to the EPA, our body armor products are certified by the National Institute of Justice and our manufacturing operation subject to Occupational Safety and Health Organization guidelines. We believe that we are in compliance with all applicable regulatory requirements.

Real Estate Interests

       In September 2000, the Company acquired the Palo Verde Group, Inc. in consideration of the issuance of 361,800 shares of the Company's common stock. The investment in Palo Verde Group represented another opportunity to enhance shareholder value by diversifying the Company's operations into a third industry. The initial real estate assets of Palo Verde consisted of the following:
*

Five acres of undeveloped real property located in Carefree, Arizona. The property is zoned residential and is currently held for development. The Company is also considering selling the parcel outright should recent trends toward "upzoning" similar property in the area to commercial classification prove successful. The property has an estimated value, based on a recent real estate appraisal of $330,000 and is held subject to a first mortgage of approximately $100,000.

*

An 8,000 square foot commercial building and associated real estate located in Thermopolis, Wyoming. The building is leased to a local restaurant group for $2,500 per month for a five year period. The building has an estimated value, based on a recent appraisal, of $350,000 and is held subject to a first mortgage of approximately $90,000. In April 2002, the holder of the first mortgage on the property filed a foreclosure action for nonpayment . We are currently assessing alternative courses of action with respect to our interest in this property.

       In August 2001, the Company, through Palo Verde, acquired a 4.88-acre parcel of undeveloped commercial real property located in Colorado Springs, Colorado. The property was acquired in consideration of the issuance of 800,000 shares of the Company's common stock. The property has an estimated value, based on a recent appraisal, of $659,000 and is subject to a first mortgage of approximately $123,000 as to which the Company has an indemnity from a third party who is the principal debtor under the loan. The property is zoned office commercial and is being held for sale. The Company has entered into a contract to sell the parcel at a price of $540,000 subject to the completion of due diligence by the purchaser.

       In August 2001, the Company, through Palo Verde, acquired a 100-acre parcel of undeveloped real property located near Thermopolis, Wyoming in consideration of the issuance of 100,000 shares of the Company's common stock. The Company acquired the property at the then appraised value of $225,000 and subsequently completed $25,000 of improvements to the property. The property was acquired subject to a first mortgage of approximately $150,000. The Company's cost basis in the property was $100,000. The real estate market in Wyoming declined substantially in late 2001 and several attempts by the Company to refinance the first mortgage during the fourth quarter were unsuccessful. As a result the holder of the first mortgage initiated foreclosure proceedings subsequent to year end and the property was sold at auction for the amount of the first mortgage. Although the Company still possesses the right to redeem the property for the auction amount, the decline in the real estate market has led management to decide not to pursue this endeavor further. As such the basis in this property $100,000 was written off as of December 31, 2001.

       In light of the foreclosure on the Wyoming land and in conjunction with the Company's shift in strategy away from diversification, management has begun implementation of a strategy to liquidate its non-revenue producing real estate properties. As previously stated, the Colorado property is in the process of being sold and the Arizona property is being considered for future sale. The liquidation strategy, while generating cash, is actually being implemented to allow the Company's management team to focus on growing H&M's structural steel fabrication business.

Termination of Acquisition of Vairex Corporation

       On February 19, 2001, we entered into an Agreement and Plan of Merger pursuant to which we have agreed to acquire Vairex Corporation, of Boulder, Colorado. Effective March 31, 2002, the merger agreement with Vairex terminated without consummation. As part of the termination of the merger agreement, we entered into a termination agreement with Vairex under which Vairex has agreed to issue to us 1,000,000 shares of Vairex common stock , a warrant representing the right to purchase up to 500,000 shares of Vairex common stock at $2.00 per share and has also agreed to reimburse us for our legal costs incurred in connection with the unsuccessful merger transaction, not to exceed $60,000.

Item 2.       Description of Property

Properties

       On March 31, 1999, we sold our land and building for $2,825,000. The building was constructed in 1997 for a total cost of$2,762,119 comprised of $237,339 for land and $2,524,780 in building costs. As a result of the sale, we no longer incurred depreciation expense and other operating expenses associated with owning and managing a commercial building. Following the sale we signed a five-year lease to occupy 15,520 square feet of space for approximately $15,000 per month. The lease covered 4,899 square feet of office space on the upper level of the building and 10,631 square feet of manufacturing space on the lower level of the building.

       In July 2000 we relocated our manufacturing operation to North Carolina and vacated the lower level space. At December 31, 2000 we eliminated our administrative function and vacated the upper level space.

       In January 2001 we subleased the upper level space to a third party sub-tenant for an amount slightly in excess of Guardian's Lease payment.

       In March 2001 we subleased the lower level space to a third party sub-tenant for an amount that was less than our lease payment. The sublease rental income increased quarterly until such time as it approximated our lease payment by March 2002. The lease payment / sublease rental income differential of approximately $50,000 was accrued on our books at December 31, 2000. In October 2001 the third party sub-tenant vacated the lower level space and terminated the lease.

       During the fourth quarter of 2001 we contacted the owner of the building to begin negotiation of a buyout of the upper and lower level leases. Effective January 31, 2002, we executed a settlement agreement which assigns the two subleases to the owner and releases us from any further obligations under both leases. The settlement amount of $104,050.48 was accrued on our books at December 31, 2001.

       Structural Holdings, through its wholly-owned subsidiary, H&M Steel, owns and operates structural steel fabrication facilities which consist of five metal buildings containing approximately 40,000 square feet, located on 73.8 acres in Luther, Oklahoma

       ForceOne occupies a manufacturing facility located in Spruce Pine, North Carolina under a three-year lease expiring 2003. The facility consists of approximately 4,500 square feet of manufacturing area and 500 square feet of office space. The monthly rent for the facility was $1,000 for the first six months beginning August 1, 2001 and $1,500 thereafter.

Item 3.       Legal Proceedings

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

       Other than as described in more detail below, we are not presently involved in any material legal proceedings:

       The Company's consolidated subsidiary, H&M Steel, is currently involved in litigation pertaining to work performed on the fuel cell corrosion control project (the "Project"). H&M Steel was the fabricator on the Project and hired two subcontractors (the sub-fabricator and the erector) to perform work for H&M Steel and ultimately for the general contractor. The two subcontractors and general contractor filed suit against H&M Steel for breach of contract and H&M Steel countersued both the general contractor and the subcontractors for breach of contract.

       Subsequent to year end, H&M entered into settlement negotiations with one of the subcontractors and believes all three lawsuits will be resolved through arbitration within the next year. The Company believes that their current loss reserves are adequate to cover any claims or settlements regarding all three suits against H&M Steel.

       Subsequent to year end, the Company has executed a lease settlement with two subleases for $104,050. The settlement releases the Company from all of its obligations under the leases and has been recorded in accrued expenses at December 31, 2001.

       On April 10, 2002, a foreclosure action was filed in the District Court for the Fifth Judicial District, State of Wyoming, captioned Jonathan D. Edwards, Trustee v. Palo Verde Group, Inc., et al. In the action, the holder of the first mortgage against the commercial property located in Thermopolis, Wyoming owned by our subsidiary, Palo Verde Group, Inc. began a foreclosure action for nonpayment. We are currently assessing alternative courses of action which may be available to us with respect to our interest in this property.

Item 4.       Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

       Our common stock traded on the Nasdaq Small Cap Market under the symbol "GRDN". On April 29, 2002 we were notified by Nasdaq that our securities were delisted from the Nasdaq Stock Market for failure to meet Nasdaq's maintenance requirement for continued listing with respect to net tangible assets / shareholders equity.

       We were further notified that our securities are automatically eligible for trading on the OTC Bulletin Board.

       The following table sets forth the high and low sales prices for each quarter during 1998, 1999, 2000 and 2001.
	Common Stock
Quarter Ended	Low	High
March 31, 1998	$1.33	$2.88
June 30, 1998	$2.19	$3.31
September 30, 1998	$2.00	$3.75
December 31, 1998	$1.25	$3.81
March 31, 1999	$1.04	$1.88
June 30, 1999	$1.19	$2.12
September 30, 1999	$1.18	$1.50
December 31, 1999	$1.06	$2.12
March 31, 2000	$1.00	$4.50
June 30, 2000	$0.69	$2.53
September 30, 2000	$0.72	$1.47
December 31, 2000	$0.25	$1.72
March 31, 2001	$0.31	$1.84
June 30, 2001	$1.31	$2.33
September 30, 2001	$1.10	$1.95
December 31, 2001	$0.35	$0.86

       There were approximately 264 record holders of our common stock as of April 12, 2002. This amount does not include beneficial owner of our common stock held in "street name."

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

Overview

Structural Steel Fabrication:

       During 1999 the Company sold its land and building located in Dulles, Virginia. Proceeds from the sale were used to purchase 50% of the outstanding shares of common stock of Structural Holdings, Inc., a Delaware holding company (Structural). Structural has no operations and was formed specifically to purchase 100% of the outstanding shares of common stock of H&M Steel, Inc., an Oklahoma corporation (H&M). Prior to October 1, 2001, Structural was accounted for under the equity method of accounting due to a lack of control by the Company. As a result of a change in management, the Company obtained sufficient control of Structural. Effective October 1, 2001, the Company consolidated Structural. H&M is engaged in the business of structural steel fabrication. The investment in Structural represented an opportunity to enhance shareholder value by diversifying the Company's operations into a different industry. Unfortunately in 2000 significant cost overruns on three contracts caused H&M to incur substantial losses. In late 2000 it was determined that these three contracts were either incorrectly bid and/or under-bid during the acquisition due diligence phase and were subsequently inherited by Structural.

       After it was discovered that the Company was going to incur losses associated with its equity investment in 2000, senior operating management was replaced in an effort to initiate a turn around of H&M. To that end, in December 2000, the former owner of H&M steel was retained as General Manager in charge of all bidding, contracting, fabrication, job coordination and other technical issues.

       In September 2001, the Company's President and CEO assumed the role of President of H&M responsible for strategic planning and senior executive management decision-making related to the structural steel fabrication business.

       In December 2001, H&M completed a national search for a General Manager to fill the position previously assumed by the former owner. In December 2001, H&M hired an experienced manager of structural steel fabrication facilities. The new General Manager has worked in several locations in a turnaround capacity. The new General Manager's strengths are in industry knowledge (both globally and operationally), organizational management, systems implementation, estimating, sales and marketing, and finance.

       Since December 2000, the senior management team has implemented the following activities:

*	Established ongoing bidding procedures and controls to insure accurate bids are being submitted to contractors to maximize profit potential.
*	Developed outplacement procedures for detailing services to afford the Company stable relationships with fewer detailers in an effort to captivate this critical resource.
*

Developed program management policies and procedures to tract costs incurred and profitability of jobs awarded providing timely management information so that problems, if they arise, can be rectified in a cost-efficient manner without sacrificing contract profit.

*

Initiated personnel reductions to include: one detailing manager, one job coordinator, a part-time shop manager, and several administrative personnel. These reductions are expected to generate a cost savings of approximately $130,000 per year.

*	Eliminated management fees in the amount of $360,000 per year.
*	Received additional equity capital of $850,000 in early 2001.
*

Restructured seller financing arrangements associated with subordinated notes, non-compete and consulting agreements. The total due under these arrangements has been reduced from $951,000 to $650,000, a savings of $300,000. In addition, the $650,000 remaining balance was repaid in 2001 from proceeds from the additional equity referred to above and through the assignment of contract proceeds on one specific contract awarded to H&M. The assignment retired the remaining $450,000 balance of the $650,000 in restructured seller financing arrangements.

*

Refinanced term debt deriving the cash flow benefit from more favorable payment terms with the new lender. The existing level of debt service of approximately $80,000 per month was reduced to approximately $38,000 per month in April 2001 and to an interest only basis from October 2001 to March 2002. Thereafter, the amount of the monthly payment will be based on a percentage of average revenue.

*

Refinanced revolving debt deriving the cash flow benefit from more favorable payment terms with the new lender. In effect, the revolving debt in existence at the time of the refinancing was converted into additional term debt with more favorable payment terms than that of the revolving facility.

       During 2001, H&M generated revenues of $11,400,000, achieved Earnings Before Interest, Taxes, Depreciation and Amortization of $1,300,000 and posted net income of $400,000. While 2002 business levels are not expected to match that of 2001, the infrastructure of H&M has been changed to a point where the business can achieve profitability on lower sales volume. In addition, the policies and procedures implemented in recent months as discussed above are designed to eliminate or at a minimum reduce the impact of problems incurred while performing on a job, a situation not previously managed well by H&M personnel and an area which caused substantial losses to be incurred in prior years. Finally, once H&M's cost structure has been properly aligned with near term sales volume projections, management can focus on growing revenues in its current area of expertise and expanding revenue generating opportunities in other high margin fabrication areas.

       During the fourth quarter of 2001, the Company recognized a loss in H&M of approximately $225,000. This loss was primarily the result of H&M adjusting its calculation for profit on long-term contracts substantially completed prior to the fourth quarter.

Armor Products:

       In late 1999, the Company determined it needed to restructure its armor business in order to achieve profitability. Management began implementing the restructuring plan during the first quarter of 2000 with implementation completed by December 31, 2000. The basic elements involved in the strategy are outlined below:
*	To retain experienced senior management and sales personnel able to capitalize on the newly developed, low-cost, lightweight armor products in order to increase sales volume.
-

In May 2000, the Company retained the services of Steven Young, an experienced industry professional. Mr. Young assumed the role of President of the Company's armor division responsible for day to day operations.

*	To reduce production costs associated with armor manufacturing by outsourcing or other means.
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

*	To develop new products that will make the Company more competitive in the market.
-

During the third quarter of 2000, the Company completed development on an entire new line of low-cost, lightweight body armor designed to make the Company competitive in the market. The new product line is manufactured and marketed by ForceOne, LLC ("ForceOne"), an entity owned 33% by the Company. Manufacturing takes place at ForceOne's facility located in North Carolina. The new product line is certified by the National Institute of Justice's recently adopted "04" standard requiring greater protection and reduced trauma. The new product line was introduced for the first time at the International Association of Chiefs of Police Convention held in San Diego, California during November 2000.

*	To develop and build an experienced sales staff and national dealer network.
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

In prior years, the Company has relied upon in-house sales staff. While developing its new line of body armor products, management determined that it would be beneficial to secure dealerships to promote the new line and provide additional exposure of the Company's products. There are many distributors of security and safety products. It is the Company's intention to add reputable dealers throughout the United States in order to better penetrate markets not previously exploited by the Company.

The Company has also utilized senior management's contacts in the international community to penetrate this new distribution channel. Foreign demand for armor products has steadily grown during the last decade. Mr. Young worked in the international arena during his tenure as head of sales and marketing for his former employer. Mr. Young has extensive contacts in Asia and Central and South America in the law enforcement and military communities. The Company hopes to use these relationships to its advantage, thus allowing the Company to provide samples to the appropriate government agency in order to be placed on an approved bidders list.

       Each of the items discussed above were completed and in place at the start of 2001, with the sales effort expected to be an ongoing process during the entire year. While the new products were lower in cost than previous products, made of lighter, more comfortable material than previous products, and were able to be produced in a facility that was less costly to run, the Company was not able to increase sales levels over that of the previous year as expected. Sales in 2001 were flat and the armor division again sustained loss.

       During the latter part of 2001, the Company determined that the business plan developed for ForceOne was not effective and decided that no additional funding would be provided to the armor division. Any new funds to complete the business plan would have to come from the Company's minority shareholders. The minority interest shareholders accomplished this goal during the fourth quarter and the Company allowed its equity position to be diluted completely leaving only a $100,000 Note Receivable between the Company and ForceOne on the books. This Note Receivable was written down from $223,500 to a net realizable value of $100,000 at December 31, 2001 because of future collection issues. During 2001, the Company consolidated the operations for ForceOne from January 1, 2001 to November 30, 2001 and has accounted for the net remaining balance of its funding to ForceOne as Notes Receivable at year-end. Effective January 1, 2002, the receivable was converted into a 33% equity interest in ForceOne.

Real Estate Interests:

       In September 2000, the Company acquired the Palo Verde Group, Inc. in consideration of the issuance of 361,800 shares of the Company's common stock. The investment in Palo Verde Group represented another opportunity to enhance shareholder value by diversifying the Company's operations into a third industry. The initial real estate assets of Palo Verde consisted of the following:
*

Five acres of undeveloped real property located in Carefree, Arizona. The property is zoned residential and is currently held for development. The Company is also considering selling the parcel outright should recent trends toward "upzoning" similar property in the area to commercial classification prove successful. The property has an estimated value, based on a recent real estate appraisal of $330,000 and is held subject to a first mortgage of approximately $100,000.

*

An 8,000 square foot commercial building and associated real estate located in Thermopolis, Wyoming. The building is leased to a local restaurant group for $2,500 per month for a five year period. The building has an estimated value, based on a recent appraisal, of $350,000 and is held subject to a first mortgage of approximately $90,000. In April 2002, the holder of the first mortgage on the property filed a foreclosure action for nonpayment. We are currently assessing alternative courses of action with respect to our interest in this property.

       In August 2001, the Company, through Palo Verde, acquired a 4.88-acre parcel of undeveloped commercial real property located in Colorado Springs, Colorado. The property was acquired in consideration of the issuance of 800,000 shares of the Company's common stock. The property has an estimated value, based on a recent appraisal, of $659,000 and is subject to a first mortgage of approximately $123,000 as to which the Company has an indemnity from a third party who is the principal debtor under the loan. The property is zoned office commercial and is being held for sale. The Company has entered into a contract to sell the parcel at a price of $540,000 subject to the completion of due diligence by the purchaser.

       In August 2001, the Company, through Palo Verde, acquired a 100-acre parcel of undeveloped real property located near Thermopolis, Wyoming in consideration of the issuance of 100,000 shares of the Company's common stock. The Company acquired the property at the then appraised value of $225,000 and subsequently completed $25,000 of improvements to the property. The property was acquired subject to a first mortgage of approximately $150,000. The Company's cost basis in the property was $100,000. The real estate market in Wyoming declined substantially in late 2001 and several attempts by the Company to refinance the first mortgage during the fourth quarter were unsuccessful. As a result the holder of the first mortgage initiated foreclosure proceedings subsequent to year end and the property was sold at auction for the amount of the first mortgage. Although the Company still possesses the right to redeem the property for the auction amount, the decline in the real estate market has led management to decide not to pursue this endeavor further. As such, the basis in this property $100,000 was written off as of December 31, 2001.

       In light of the foreclosure on the Wyoming land and in conjunction with the Company's shift in strategy away from diversification, management has begun implementation of a strategy to liquidate its non-revenue producing real estate properties. As previously stated, the Colorado property is in the process of being sold and the Arizona property is being considered for future sale. The liquidation strategy, while generating cash, is actually being implemented to allow the Company's management team to focus on growing H&M's structural steel fabrication business.

Conclusion

       The sections above outline the general activities of the three areas from which the Company generated or expects to generate revenue. During 2001, the Company completed its transition from a body armor manufacturer to that of structural steel fabricator, an industry felt to have greater revenue and profit potential.

       While the Company's real estate activities are passive in nature for the most part and its armor manufacturing activities eliminated, the primary focus of the Company since its President and CEO assumed the role of President of H&M in September 2001 has been to complete the turnaround of this business and grow its revenues and profits in future periods.

       During 2001, H&M generated revenues of $11,400,000, achieved Earnings Before Interest, Taxes, Depreciation and Amortization of $1,300,000 and posted net income of $400,000. While 2002 business levels are not expected to match that of 2001, the infrastructure of H&M has been changed to a point where the business can achieve profitability on lower sales volume. In addition, the policies and procedures implemented in recent months as discussed above are designed to eliminate or at a minimum reduce the impact of problems incurred while performing on a job, a situation not previously managed well by H&M personnel and an area which caused substantial losses to be incurred in recent years.

       The Company's management believes that by focusing in one area and performing well in that area, the Company will achieve greater shareholder return than its previously adopted strategy of diversification. That is the reason why the Company decided in late 2001 to eliminate its majority control position of the armor business and to begin liquidating its real estate holdings.

       The Company's management feels that the aforementioned strategy will return the Company to profitability in future periods and ultimately enhance shareholder value.

Results of Operations

Twelve Months Ended December 31, 2001 Compared To Twelve Months Ended December 31, 2000

       It should be noted that the discussion of results of operations for 2001 reflects items of income and expense generated by the Company's armor operations from January 1, 2001 through September 30, 2001 and items of income and expense generated by the Company's structural steel operations from October 1, 2001 through December 31, 2001. The reason for this is the Company's transition from consolidation accounting for reporting results of armor operations to a write-off of its investment effective November 30, 2001 and a transition from the equity method of accounting for its investment in Structural to consolidation accounting for reporting results of Structural's operations. The transition occurred effective October 1, 2001. The discussion of results of operations for the twelve months ended December31, 2000 reflect only results from armor operations.

       Net sales for the twelve months ended December 31, 2001 were $1,651,781 comprised of sales from structural steel operations of $1,045,328 and armor operations of $635,832. Sales from armor operations for the prior year were $606,453 representing a $29,379 increase in armor sales year to year. Although the Company introduced a new line of lower cost, lightweight armor products, the Company was unable to increase sales levels over that of the previous year.

       Gross profit for the twelve months ended December 31, 2001 was $328,447 or 20% and was comprised of gross profit from structural steel operations of $148,704 (15%) and gross profit from armor operations of $179,743 (28%). This compares favorably to gross profit from armor operations last year of $22,451 or 4%. The increase in gross profit from armor operations as a percentage of sales is attributable to sales of the higher margin ForceOne products over that of the "old style" Guardian products sold last year. In addition, gross profit during 2001 was positively impacted by the sale of unusually high-margin "ballistic mats" during the second quarter of 2001.

       Total operating expenses for the twelve months ended December 31, 2001 were $1,716,582 comprised of selling expenses of $243,539 (all related to armor operations) and general and administrative expenses of $1,473,043 (armor operations $1,176,460 and structural steel operations $296,583). Total operating expenses for the twelve months ended December 31, 2000 were $1,123,347 comprised of selling expenses of $70,709 (all armor operations) and general and administrative expenses of $1,052,638 (all armor operations). The increased selling expenses from armor operations during 2001 resulted from hiring additional sales people to market the ForceOne product line, travel associated with Trade Shows to promote the ForceOne product line and costs associated with establishing a nationwide dealership network to increase the sales exposure of the ForceOne product line. General and administrative expenses associated with armor operations (including corporate related expenses) increased $123,822 over that of the previous year. Included in these costs and contributing significantly to the overall increase in general and administrative expenses were substantial accounting, legal and consulting expenses incurred in connection with the Company's failed acquisition of Vairex. Also included in general and administrative expenses for 2001 were $414,320 of services (some of which are related to consulting costs associated with the Vairex merger discussed above) for which common stock of the Company was issued.

       The Company posted a net loss for the twelve months ended December 31, 2001 of $1,039,755 or $0.19 per share compared to a net loss of $1,819,142 or $0.51 per share for the same period a year ago. Armor operations, Land and Property investments and Corporate activities contributed $1,247,935 to the overall loss while structural steel operations offset the net loss sustained by generating income of $208,180 for the year.

Liquidity and Capital Resources

Overview

       The Company incurred net losses of $1,039,755 and $1,819,412 for the years ended December 31, 2001 and 2000, respectively, and has a working capital deficit of $1,405,316 as of December 31, 2001. During 2001, the Company incurred certain unusual expenses, including legal expenses totaling $50,000 related to a failed merger and corporate expenses totaling approximately $455,000 related to services provided in fiscal 2001 that were paid in common stock. The primary corporate expenses the Company expects to incur in fiscal 2002 relates to the officer's salary, legal expenses and accounting expenses. The Company's main operating subsidiary, Structural, had net income in fiscal 2001 and is expected to generate net income in fiscal 2002. The Company's remaining investment in ForceOne, LLC will be accounted for under the equity method of accounting beginning in fiscal 2002, and the Company does not expect to provide any additional capital to ForceOne, LLC. The Company expects to incur insignificant expenses in fiscal 2002 related to its Palo Verde subsidiary. The Company also expects to sell certain properties in Palo Verde in fiscal 2002 for estimated net proceeds of approximately $960,000, of which $575,000 will be utilized to pay down certain collateralized current debt totaling $385,000, with the remainder to be used as working capital. Even with these positive developments, the Company will continue to have liquidity issues. If the Company is unsuccessful in achieving positive results from operations at Structural or does not realize the proceeds expected from the sale of certain properties, the Company may be required to curtail operations, liquidate assets, or enter into capital or financing arrangements on terms which may have an adverse effect on future operations.

Operating Activities

       During the 12 months ended December 31, 2001, the Company used net cash in operating activities of $344,790.

       During the 12 months ended December 31, 2001, the Company issued common stock for services in the amount of $455,320 pertaining to legal services ($25,000), graphic design and advertising services associated with the launch of the Company's ForceOne product line ($20,000), general merger and acquisition services ($34,750), merger and acquisition services specifically associated with the Company's merger with Vairex Corporation ($174,000), other consulting services ($156,570) and services of the Company's president in lieu of cash compensation for salary ($45,000).

       During the 12 months ended December 31, 2001, the Company realized the benefit of allocating $207,868 of losses attributable to the operations of ForceOne to minority interest shareholders.

       During the 12 months ended December 31, 2001, the Company realized the benefit of allocating $111,820 of losses attributable to the fourth quarter operations of Structural to minority interest shareholders.

       During the 12 months ended December 31, 2001, the Company recognized $320,000 of earnings attributable to its equity investment in Structural.

       For the 12 month period ended December 31, 2001, the Company reduced Accounts Receivable by $760,837 and Accounts Payable decreased by $298,296. Accounts Receivable increased because of the consolidation of Structural at December 31, 2001. Accounts Payable decreased as cash flow from Structural facilitated a reduction in trade payables.

Investing Activities

       During 2001, the Company completed $33,500 of renovations on the commercial building located in Wyoming. The building was acquired in September 30, 2000. The building was leased in May 2001 to a restaurant group at the rate of $2,000 per month increasing to $2,500 in 2002. The lease is for 5 years.

       The Company had a Note Receivable from unrelated parties of $250,000 at December 31, 2000. In January 2001, the Company collected $150,000 of the balance of the Note. During 2001, the Company collected an additional $70,000 of this amount. The remaining balance of the Note of $30,000 was collected in 2002.

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

Financing Activities

       The Company had term debt associated with Structural of $1,941,280 at December 31, 2001.

       The Company issued a Note Payable to an unrelated party in February 2001 in the amount of $425,000. Proceeds from the Note were used to provide an equity contribution to H&M Steel. The equity contribution to H&M Steel was for working capital purposes. The Company issued common stock to retire $50,000 of principal on the Note leaving a balance on the Note of $375,000 at December 31, 2001.

       The balance of Notes Payable at December 31, 2001 consisted of Notes to minority interest shareholders of Structural of $100,000, a Mortgage Note Payable on the Company's residential real property located in Arizona of $98,311 and a related party Note Payable of $10,000.

       During 2001, the Company's president exercised 200,000 common stock options generating proceeds to the Company of $95,500.

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

Recent Developments

       On February 19, 2001, we entered into an Agreement and Plan of Merger pursuant to which we have agreed to acquire Vairex Corporation, of Boulder, Colorado. Effective March 31, 2002, the merger agreement with Vairex terminated without consummation. As part of the termination of the merger agreement, we entered into a termination agreement with Vairex under which Vairex has agreed to issue to us 1,000,000 shares of Vairex common stock , a warrant representing the right to purchase up to 500,000 shares of Vairex common stock at $2.00 per share, and has also agreed to reimburse us for our legal costs incurred in connection with the unsuccessful merger transaction, not to exceed $60,000.

New Accounting Pronouncements

       In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accou7nted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortizes; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

       In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company cannot reasonably estimate the effect of the adoption of this statement on its financial position, results of operations, or cash flows.

       In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operation or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations, or cash flows.

Significant Accounting Policies

       Principles of Consolidation - The consolidated financial statements include the accounts of Guardian Technologies International, Inc., its wholly-owned subsidiaries, and since October 1, 2001, Guardian Steel's 50% ownership in Structural (collectively the "Company"). All significant intercompany minority interest accounts and transactions have been eliminated in consolidation. The unrelated owners portion of ForceOne, LLC and Structural has been recorded as minority interest in the accompanying consolidated financial statements.

       Investments - The Company's 50% ownership interest in Structural was accounted for under the equity method of accounting through September 30, 2001 and was recorded at cost as adjusted for its proportionate share of earnings and distributions. Subsequent to September 30, 2001, the Company accounted for Structural on a consolidation basis as a result of a change in control.

       Income Recognition - The Company follows the percentage of completion method of accounting for all significant long-term contracts. The percentage of completion method or reporting income from contracts takes into account total costs to date and total estimated costs to complete, estimated earnings, and revenue to date on contracts not yet completed.

       The amount of revenue recognized is the portion of the total contract price that the costs incurred to date bears to the anticipated final total costs. Contract costs includes all labor and benefits, materials unique to or installed in the project, subcontract costs, and allocations of indirect construction costs. General and administrative costs are charged to expense as incurred.

       As long-term contracts extend over one or more periods, revisions in estimates of costs and earnings during the course of the work are reflected in the accounting period in which the facts which require the revision become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the financial statements. Costs and estimated earnings on contracts in progress in excess of billings is classified as a current asset. Amounts billed in excess of costs and estimated earnings are classified as a current liability.

       Income related to ForceOne is recognized upon shipment of product. Income related to direct sales of equipment and parts is recognized upon shipment.

       Impairment of Long-Lived Assets - The Company performs an assessment for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If the net carrying value exceeds estimated undiscounted future net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value.

       In the current fiscal year, the Company purchased land in Colorado Springs valued at $659,000 and land in Wyoming for $100,000 (net of a related mortgage) in exchange for common stock. These values were based upon third party appraisals. During the fourth quarter of 2001, the Company wrote off its $100,000 Wyoming property as a result of bank foreclosure on the property and wrote down its Colorado Springs property by $119,000 to reflect its estimated the net realizable value as a result of a current pending sales contract.

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
Carefree, Arizona

We have audited the accompanying balance sheet of Guardian Technologies International, Inc. and Subsidiaries as of December 31, 2001 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guardian Technologies International, Inc. and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

HEIN + ASSOCIATES LLP

Denver, Colorado
April 11, 2002

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2001

ASSETS
Current Assets:
Cash and cash equivalents	$ 94,364
Accounts receivable - trade, net of allowance of $491,889	627,466
Costs and estimated earnings in excess of billings on uncompleted contracts	172,102
Notes receivable/advance:
Related party	49,235
Other	30,000
Prepaid expenses and other	97,141
Total current assets	1,070,308
Property and Equipment, net	1,212,477
Other Assets:
Note receivable and equity investment, net	100,000
Non-compete agreement, net of amortization of $260,673	107,327
Deferred financing costs	85,000
Land and property held for investment and sale purposes, net of impairment and accumulated depreciation of $255,681	994,387
Goodwill, less amortization of $626,641	2,769,392
Other	28,592
Total other assets	4,084,698
Total Assets	$ 6,367,483
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$ 967,527
Current portion of capital leases	32,237
Accounts payable	1,008,839
Accrued expenses	320,780
Billings in excess of costs and estimated earnings on uncompleted contracts	71,241
Accrued losses on contracts in progress	75,000
Total current liabilities	2,475,624
Long-Term Liabilities:
Notes payable, net of current portion	1,557,064
Capital lease obligations, net of current portion	83,404
Total long-term liabilities	1,640,468
Minority Interest	699,817
Commitments and Contingencies (Notes 2 and 10)
Shareholders' Equity:
Preferred stock, $.20 par value, 1,000,000 shares authorized; no shares issued and outstanding	-
Common stock, $.001 par value; 15,000,000 shares authorized, 6,506,663 shares issued and outstanding	6,506
Additional paid-in capital	7,506,046
Accumulated deficit	(5,960,978)
Total shareholders' equity	1,551,574
Total Liabilities and Shareholders' Equity	$ 6,367,483

See accompanying notes to these consolidated financial statements

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2001	2000
Revenues:
Steel	$ 1,015,950	$ -
Armor	635,831	606,453
Total revenues	1,651,781	606,453
Cost of Sales:
Steel	867,246	-
Armor	456,088	584,002
Total cost of sales	1,323,334	584,002
Gross Profit	328,447	22,451
Operating Expenses:
Selling expenses	243,539	70,709
General and administrative	1,080,737	1,052,638
Impairment of land and property held for investment and sale purposes	219,000	-
Write-off of equity interest and receivable of forfeited interest in subsidiary	173,306	-
Total operating expenses	1,716,582	1,123,347
Operating Loss	(1,388,135)	(1,100,896)
Other Income (Expense):
Interest income (expense), net	(128,420)	40,106
Minority interest in ForceOne, LLC	207,868	49,000
Minority interest in Structural Holdings, Inc.	111,820	-
Rental income (expense), net	(69,682)	41,800
Gain (loss) on sale of assets	-	(1,007)
Miscellaneous expense	(93,206)	(61,476)
Total other income	28,380	68,423
Loss Before Earnings (Loss) From Equity Investment	(1,359,755)	(1,032,473)
Equity in net earnings (loss) of investment in Structural Holdings	320,000	(786,669)
Net Loss	$ (1,039,755)	$(1,819,142)
Net Loss per Common Share, Basic and Dilutive	$ (0.19)	$ (.51)
Average Common Shares Outstanding, Basic and Dilutive	5,366,744	3,541,630

See accompanying notes to these consolidated financial statements.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	Common Stock		Additional Paid-In	Accumulated Deficit	Total
	Shares	Amount	Capital
Balances, January 1, 2000	2,762,668	$ 2,763	$4,660,908	$(3,102,081)	$ 1,561,590
Issuance of common stock:
Cash	300,000	300	224,700	-	225,000
Services	147,222	147	155,950	-	156,097
Options exercised	424,000	424	529,576	-	530,000
Property Acquisition	361,800	362	361,438	-	361,800
Proceeds from short-swing sale	-	-	19,626	-	19,626
Net Loss	-	-	-	(1,819,142)	(1,819,142)
Balances, December 31, 2000	3,995,690	3,996	5,952,198	(4,921,223)	1,034,971
Issuance of common stock:
Warrants exercised, net of offering costs of $76,890	348,680	348	196,190	-	196,538
Services	962,293	962	454,358	-	455,320
Options exercised	200,000	200	95,300	-	95,500
Property Acquisition	900,000	900	758,100	-	759,000
Debt retirement	100,000	100	49,900	-	50,000
Net loss	-	-	-	(1,039,755)	(1,039,755)
Balances, December 31, 2001	6,506,663	$ 6,506	$7,506,046	$ (5,960,978)	$ 1,551,574

See accompanying notes to these consolidated financial statements.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2001	2000
Cash Flows from Operating Activities:
Net loss	$ (1,039,755)	$(1,819,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of certification costs and property and equipment	101,580	66,516
Amortization of deferred financing costs	122,681	-
Write-off of equity interest and receivable of forfeited interest in subsidiary	173,306	-
Impairment of land and property held for investment and sale purposes	219,000	-
Minority interest in subsidiary loss	(319,688)	(49,000)
Common stock and options for services	455,320	156,097
Equity in (net earnings) loss of investment	(320,000)	786,669
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	760,837	104,358
Other A/R	40,242	(35,242)
Prepaid expenses and other	(11,675)	54,173
Costs and estimated earnings in excess of billings (billings in excess of costs and estimated earnings), net	(224,746)	-
Increase (decrease) in:
Accounts payable	(298,296)	(43,321)
Accrued expenses	(3,596)	54,006
Net cash used in operating activities	(344,790)	(724,886)
Cash Flows from Investing Activities:
Certification costs	-	(130,000)
Purchase of property and equipment	(3,961)	(2,821)
Purchase of land held for investment and sale purposes	(34,069)	-
Issuance of notes receivable/advances	(49,235)	(150,000)
Payments on notes receivable	320,000	50,000
Investment in and advances to Structural Holdings, Inc.	(425,000)	(250,000)
Cash assumed upon consolidation of Structural Holdings, Inc.	19,895	45,000
Cash in ForceOne, LLC upon forfeiture of equity interest	(7,122)	-
Net cash used in investing activities	(179,492)	(437,821)
Cash Flows from Financing Activities:
Payments on capital leases	(8,688)	(70,040)
Contribution from minority interests	244,612	49,000
Proceeds from issuance of notes payable	74,950	272,396
Payment on notes payable	(71,157)	(38,114)
Exercise of warrants	196,538	19,626
Exercise of options	95,500	530,000
Issuance of common stock	70,040	225,000
Net cash provided by financing activities	601,795	987,868
Increase (Decrease) in Cash and Cash Equivalents	77,513	(174,839)
Cash and Cash Equivalents, beginning of period	16,851	191,690
Cash and Cash Equivalents, end of period	$ 94,364	$ 16,851
Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 260,079	$ 11,919
Non-Cash Investing and Financing Activities:
Accounts payable converted to debt	$ 110,000	$ -
Stock issued for retirement of debt	$ 50,000	$ -
Stock issued for the purchase of land	$ 759,000	$ -

See accompanying notes to these consolidated financial statements.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          1.      Nature of Business and Significant Accounting Policies:

Nature of Operations - Guardian Technologies International, Inc. ("Guardian Corp.") is incorporated in the State of Delaware. In September of 2000, Guardian Corp. completed a reorganization in which it formed Guardian Steel ("Steel") to manage Guardian Corp.'s steel division and Guardian Safety and Security Products ("GSSP") to manage Guardian Corp.'s armor products. Both Steel and GSSP are wholly-owned subsidiaries of Guardian Corp. Following the reorganization, Guardian Corp. formed Guardian Armor, LLC, a Delaware Limited Liability Company, which was later re-named ForceOne, LLC. In September of 2000, GSSP transferred the majority of its assets and liabilities associated with the armor division to ForceOne, LLC in exchange for a 51% membership interest. During the fourth quarter of 2001, Guardian did not contribute to a ForceOne, LLC member capital call and therefore relinquished its 51% ownership. For financial statement purposes, the consolidation and ownership interest in ForceOne, LLC ceased as of November 30, 2001. Subsequent to December 31, 2001, the Company converted its note receivable to a one-third interest in ForceOne, LLC. As such, this investment will be accounted for under the equity method of accounting beginning on January 1, 2002. ForceOne, LLC manufactures and distributes soft armor products, primarily superior quality ballistic protective vests, for law enforcement officers, armed forces personnel, and other legitimate individuals or groups requiring protective equipment. During 1999, Guardian Corp. acquired a 50% interest in Structural Holdings, Inc. (Structural), which in September of 2000 was transferred to Steel. Prior to October 1, 2001, the Company accounted for Structural under the equity method of accounting due to a lack of control. As a result of a change in management and control, the Company has consolidated Structural effective October 1, 2001. Structural is a holding company and its only investment at December 31, 2000 is 100% of the common stock of H&M Steel (H&M). H&M is engaged in the business of structural steel fabrication.

Also in September 2000, Guardian Corp. acquired 100% of Palo Verde Group, Inc. ("Palo Verde"), a Colorado Corporation. The assets of Palo Verde consist of certain real property in Carefree, Arizona and Thermopolis, Wyoming, held for investment and/or sale.

Principles of Consolidation - The consolidated financial statements include the accounts of Guardian Corp., its wholly-owned subsidiaries, and since October 1, 2001, Guardian Steel's 50% ownership in Structural (collectively the "Company"). All significant intercompany minority interest accounts and transactions have been eliminated in consolidation. The unrelated owners portion of ForceOne, LLC and Structural has been recorded as minority interest in the accompanying consolidated financial statements.

Investments - The Company's 50% ownership interest in Structural was accounted for under the equity method of accounting through September 30, 2001 and was recorded at cost as adjusted for its proportionate share of earnings and distributions. Subsequent to September 30, 2001, the Company accounted for Structural on a consolidation basis as a result of a change in control.

Income Recognition - The Company follows the percentage of completion method of accounting for all significant long-term contracts. The percentage of completion method of reporting income from contracts takes into account total costs to date and total estimated costs to complete, estimated earnings, and revenue to date on contracts not yet completed.

The amount of revenue recognized is the portion of the total contract price that the costs incurred to date bears to the anticipated final total costs. Contract costs includes all labor and benefits, materials unique to or installed in the project, subcontract costs, and allocations of indirect construction costs. General and administrative costs are charged to expense as incurred.

As long-term contracts extend over one or more periods, revisions in estimates of costs and earnings during the course of the work are reflected in the accounting period in which the facts which require the revision become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the financial statements. Costs and estimated earnings on contracts in progress in excess of billings is classified as a current asset. Amounts billed in excess of costs and estimated earnings are classified as a current liability.

Income related to ForceOne is recognized upon shipment of product. Income related to direct sales of equipment and parts is recognized upon shipment.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates. The Company's financial statements are based upon a number of significant estimates, total costs to complete each contract and its corresponding percent complete, the allowance for doubtful accounts, obsolescence of inventories, the estimated useful lives selected for property and equipment, and sales returns. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that the estimates for these items could be further revised in the near term and such revisions could be material.

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

Financial Instruments, Major Customers and Vendors, and Other Concentrations of Credit Risk - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions.

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of cash, receivables, notes receivables, accounts payable, and accrued liabilities approximate fair value as a result of the short-term maturities. The fair value of notes payable approximates their carrying value as generally their interest rates reflect the Company's current effective borrowing rate.

A significant portion of the Company's revenues are generated on projects in Southwestern United States. Sales to unaffiliated customers which represent 10% or more of the Company's sales for the year ended December 31, 2001 and 2000 were as follows (as a percentage of sales):

Customer	2001	2000
A	23%	16%
B	16%	14%
C	16%	11%

The Company frequently sells large quantities of inventory to its customers. At December 31, 2001, the Company had gross trade receivables totaling approximately $1,119,355 due from 14 customers. The Company generally has the ability to place liens on the buildings that the Company provides materials, if a receivable is not paid timely.

Purchases from unaffiliated vendors which represent 10% or more of the Company's purchases for the year ended December 31, 2001 were as follows (as a percentage of cost of sales):

Vendor	2001	2000
A	15%	14%
B	-	12%
C	-	12%

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

A summary of the estimated useful lives follows:
Building	39 years
Office furniture and equipment	5 - 7 years

Expenditures for maintenance and repairs which do not materially extend the useful lives of property and equipment are charged to earnings. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in earnings.

Intangible Assets - The excess of the aggregate purchase price over the fair value of net assets acquired is included in the accompanying balance sheet as goodwill and is being amortized over 15 years using the straight-line method. Goodwill is reported net of accumulated amortization of $627,000 at December 31, 2001.

Convenant not to compete is being amortized over the term of the respective agreement and is carried at cost, less accumulated amortization of $261,000 at December 31,2001.

Impairment of Long-Lived Assets - The Company performs an assessment for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If the net carrying value exceeds estimated undiscounted future net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value.

Income Taxes - The Company utilizes the liability method for accounting for income taxes. The liability method accounts for deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to differences between financial statement amounts and tax bases of assets and liabilities. The resulting deferred income tax liabilities are adjusted to reflect changes in tax laws and rates. Temporary differences consist of the difference in financial statement and income tax bases for property and equipment. Deferred income taxes related to an asset or liability are classified as current or noncurrent based on the classification of the related asset or liability. As Structural is less than an 80% owned subsidiary, it is required to file its own separate tax retrun.

Net Loss Per Common Share - The Company has adopted SFAS No. 128 which establishes standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of EPS - basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At December 31, 2001, the Company had warrants and options outstanding to purchase 3,251,320 and 100,000 shares of common stock, respectively. At December 31, 2000, the Company had warrants and options outstanding to purchase 5,228,712 and 200,000 shares of common stock, respectively. All warrants and options outstanding had an anti-dilutive effect and were therefore excluded from the calculation of diluted EPS for fiscal 2001 and 2000. Accordingly, basic and diluted EPS are the same for each year.

Comprehensive Loss - SFAS No. 130 establishes standards for reporting and display of comprehensive loss, its components and accumulated balances. Comprehensive loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Comprehensive loss was the same as net loss in 2001 and 2000.

New Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. Effective January 1, 2002, the Company will cease amortization of goodwill and test goodwill for impairment under these standards. This is expected to result in a reduction in amortization of approximately $220,000 per year. The Company has not yet commenced its evaluation of goodwill under the new standard and therefore does not know what effect the new standard will have on its financial statements in the future.

In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations, or cash flows.

           2.       Liquidity:

The Company incurred net losses of $1,039,755 and $1,819,412 for the years ended December 31, 2001 and 2000, respectively, and has a working capital deficit of $1,405,316 as of December 31, 2001. During 2001, the Company incurred certain unusual expenses, including legal expenses totaling $50,000 related to a failed merger and corporate expenses totaling approximately $455,000 related to services provided in fiscal 2001 that were paid in common stock. The primary corporate expenses the Company expects to incur in fiscal 2002 relates to the officer's salary, legal expenses and accounting expenses. The Company's main operating subsidiary, Structural, had net income in fiscal 2001 and is expected to generate net income in fiscal 2002. The Company's remaining investment in ForceOne, LLC will be accounted for under the equity method of accounting beginning in fiscal 2002, and the Company does not expect to provide any additional capital to ForceOne, LLC. The Company expects to incur insignificant expenses in fiscal 2002 related to its Palo Verde subsidiary. The Company also expects to sell certain properties in Palo Verde in fiscal 2002 for estimated net proceeds of approximately $960,000, of which $575,000 will be utilized to pay down certain collateralized current debt totaling $385,000, with the remainder to be used as working capital. Even with these positive developments, the Company will continue to have liquidity issues. If the Company is unsuccessful in achieving positive results from operations at Structural or does not realize the proceeds expected from the sale of certain properties, the Company may be required to curtail operations, liquidate assets, or enter into capital or financing arrangements on terms which may have an adverse effect on future operations.

          3.      Merger, Acquisition and Reorganization:

On September 27, 2000, the Company completed the acquisition of 100% of the issued and outstanding shares of common stock of Palo Verde Group, Inc., a Colorado corporation. In the transaction, Guardian issued 361,800 shares of its common stock to the sole shareholder (RMF) of Palo Verde Group, Inc. Palo Verde did not have any operations; only non-revenue generating assets and a note payable. The estimated fair market value of the assets acquired equaled the value of the Company's stock. Under the terms of the agreement, Guardian has agreed to use its best efforts to register the 361,800 shares of Guardian common stock. The acquisition was accounted for by the purchase method.

The assets of Palo Verde Group, Inc. consists of certain real property located in Carefree, Arizona and a restaurant located in Wyoming.

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

Following this restructuring, the Company formed and organized ForceOne, a Delaware limited liability company. GSSP transferred to ForceOne, LLC certain assets and liabilities associated with the armor division consisting of accounts receivable, accounts payable, inventory and fixed assets. The assets and liabilities transferred to ForceOne, LLC had a net book value of approximately $50,000, for which GSSP received a 51% membership interest in ForceOne, LLC. The Company subsequently contributed an additional $179,500 to ForceOne, LLC. During the fourth quarter of 2001, ForceOne, LLC had a capital call from its members, which the Company did not fund. As a result, the Company forfeited its equity interest in ForceOne, LLC, resulting in a write-off of $38,306. Effective January 1, 2002, the Company converted a $223,500 note receivable (reduced to $100,000 based on the net book value of ForceOne, LLC), into a one-third interest in ForceOne, LLC.

          4.      Trade Receivables:

The following information summarizes accounts receivable at December 31, 2001:
Accounts receivable:
Completed contracts	$ 222,787
Uncompleted contracts	826,557
Retainage	70,011
1,119,355
Less: allowance for backcharges	(491,889)
$ 627,466

Some of the Company's contracts contain retainage provisions and require that certain percentages of completion be achieved before amounts under the contracts can be billed. Retainages are generally collected within one year.

The Company provides ongoing credit evaluations of its customers but collateral is generally not required. However, the Company typically deals with general contractors who are bonded and the Company generally has the right to file mechanics' liens to secure delinquent accounts.

          5.      Contracts in Progress:

The following information is applicable to uncompleted contracts at December 31, 2001:
Costs incurred on uncompleted contracts	$ 2,968,346
Estimated earnings	713,612
3,681,958
Less billings to date	(3,581,097)
$ 100,861

These amounts are included in accompanying balance sheet at December 31, 2001 under the following captions
Costs and estimated earnings in excess of billings on uncompleted contracts	$ 172,102
Billings in excess of costs and estimated earnings on uncompleted contracts	(71,241)
$ 100,861

          6.       Notes Receivable/Advance:

In conjunction with a failed acquisition of an entity in 1998, the Company loaned $500,000 to this entity. The interest rate is 8%. A 637-acre parcel of land and a building have been pledged as collateral on the note. At December 31, 2001, the note balance had been reduced to $30,000. The note was paid in fiscal 2002.

The Company has advanced an officer/director/shareholder $49,235. Subsequent to December 31, 2001, approximately $20,000 has been repaid.

          7.       Property and Equipment:

Property and equipment consists of the following at December 31, 2001:
Land	$ 119,111
Buildings and improvements	703,553
Furniture, fixtures and equipment	721,738
1,544,402
Accumulated depreciation	(331,925)
$1,212,477

Depreciation expense for the years ended December 31, 2001 and 2000 was $117,964 and $50,876, respectively.

          8.       Land and Property Held for Investment and Sale Purposes:

In the acquisition of Palo Verde in 2000, the Company obtained land in Carefree, Arizona valued at $275,000 and a restaurant in Thermopolis, Wyoming recorded at $150,000, net of a related mortgage. In the current fiscal year, the Company purchased land in Colorado Springs valued at $659,000 and land in Wyoming for $100,000 (net of a related mortgage) in exchange for common stock. These values were based upon third party appraisals. During the fourth quarter of 2001, the Company wrote off its $100,000 Wyoming property as a result of bank foreclosure on the property and wrote down its Colorado Springs property by $119,000 to reflect its estimated the net realizable value as a result of a current pending sales contract.

          9.       Notes Payable:

Notes payable consists of the following at December 31, 2001:
Notes payable, Term A and B, with interest at 10.5%, due June 1, 2003.	$1,610,718
Note payable, Term C, with interest at 10.5%, due November 1, 2002.	330,562
Note payable, with interest at 12%, principal and accrued interest due February 8, 2002. Note collateralized by certain land and property held for investment and sale purposes.	375,000
Note payable with quarterly interest at prime (5% at December 31, 2001). Principal and interest due upon demand. Note payable is unsecured.	100,000
Note payable with interest at 9%. Principal and accrued interest due August 13, 2004.	98,311
Other	10,000
2,524,591
Less current portion	(967,527)
Long-term portion	$ 1,557,064

The following is a schedule of future principal payments as of December 31, 2001:
Year Ending December 31,
2002	$ 1,206,282
2003	1,239,477
2004	78,832
$ 2,524,591

The combined Term A and B notes payable are to be repaid as follows:
*	Monthly payment of $14,220, plus accrued interest in January 2002.
*	Interest payments of $5,000 in February and March 2002.
*

Beginning April 2002, payments will be made based upon average monthly revenues for the preceding quarter, ranging from $5,000 to $45,000 per month, with all unpaid principal and interest due June 1, 2003. As a result of payment terms being contingent upon revenue beginning in April of 2002, only fixed payments of $142,680 through April of 2002 have been included in current notes payable. The remainder of Term A and B notes have been included in long-term notes payable.

Note C is to be repaid in monthly principal and interest payments of $10,000, with all unpaid principal totaling $231,885 and interest due November 1, 2002.

H&M's Term A, Term B and Term C notes payable (the "Loans") with the financial institution are collateralized by all of H&M's assets and Structural Holdings, Inc.'s ownership in the common stock of H&M. Additionally, Structural Holdings has guaranteed the Loans.

The Loans have various financial and operational covenants, including certain working capital and debt-to-equity ratios, operating cash flow to annual debt service ratios, net worth requirements, a limitation on capital expenditures and a minimum cash flow requirement. Additionally, the Loan restricts H&M's ability to pay dividends, salaries and fees to the principals/shareholders of Structural Holdings. H&M was not in compliance with certain covenants as of year-end on the Loans. H&M obtained a waiver through December 31, 2002, from the financial institution.

In connection with the Loans, the Company incurred financing costs, which have been deferred and are being amortized over the live of the loans.

          10.     Lease Commitments:

Equipment Leases- The Company leases certain equipment under capital leases. As of December 31, 2001, the cost of the equipment leased under the capital lease obligations were $159,200, net of accumulated amortization of $10,273. The liabilities under capital leases are recorded at the present value of the minimum lease payments and consist of the following:
December 31, 2001

Capitalized lease obligation, dated April 27, 2000, 60 monthly installments of $1,619 including interest at a rate of 10.4%, with final payment due May 1, 2005. This lease obligation
      relates to a forklift.

$ 54,250
Capitalized lease obligation, dated July 11, 2000, payable in 48 monthly installments of $846 including interest at a rate of 14.15%, with final payment due August 1, 2004. This lease obligation relates to a copier.	22,269
Capitalized lease obligation, dated December 20, 2000, payable in 60 monthly installments of $1,019 including interest at a rate of 8.9%, with final payment due October 20, 2005. This lease obligation relates to a cambering machine.	39,122
115,641
Less current portion	(32,237)
Long-term portion	$ 83,404

Future minimum payments due as of December 31, 2001 are as follows:
2002	$ 41,807
2003	41,807
2004	36,731
2005	14,574
134,919
Less amount representing interest	(19,278)
Present value of future minimum lease payments	$ 115,641

          11.     Shareholders' Equity:

Stock Split - During fiscal 2000, the Company's Board of Directors approved a 2 for 1 stock split. Accordingly, all common stock reflected in the accompanying financial statements and notes reflect this split.

Preferred Stock - The Company has the authority to issue 1,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares as may be determined by the Board of Directors. There were no outstanding shares of preferred stock in 2001 or 2000.

Issuances of Common Stock and Warrants - During 2000, the Company issued 125,000 shares of common stock valued at $131,097 to the Board of Directors for services. In addition, the Company issued 22,227 shares of common stock valued at $25,000 to a shareholder of ForceOne, LLC as an employment incentive.

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

In January 2000, the Company sold 150,000 units (comprised of 2 common shares and 24 common stock purchase warrants) for $1.50 each receiving net proceeds of $225,000. The warrants have the following terms:
Warrant	Price	Period*
Class A	$ .750	30 days
Class B	.875	60 days
Class C	1.000	90 days
Class D	1.125	120 days
Class E	1.250	150 days
Class F	1.500	180 days
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

During 2001, the Company issued 962,000 shares of common stock valued at $455,320 for services and 900,000 shares of common stock valued at $759,000 for property acquired. In addition, 100,000 shares of common stock valued at $50,000 were issued as partial retirement of debt.

During 2001, 253,340 Class A warrants were exercised for proceeds of $190,005 and 95,340 Class B warrants were exercised for proceeds of $83,423. Proceeds from both Class A and Class B warrants were net of offering costs totaling $76,890.

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

Following is a summary of activity under the stock option plan for the years ended December 31, 2001 and 2000:
	2001		2000
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	200,000	$1.205	594,000	$ 1.235
Granted	100,000	0.25	100,000	1.000
Exercised	(100,000)	0.25	(424,000)	2.500
Exercised	(100,000)	0.705
Expirations	-	-	(70,000)	2.500
Outstanding, end of year	100,000	$ 1.00	200,000	$ 1.205
Vested Options	100,000	$ 1.00	200,000	$ 1.296

All options granted during 2001 and 2000 were to employees and directors. The weighted average fair value of options granted during the year ended December 31, 2001 was $.23. The exercise price of all the options granted in 2001 approximately equaled the market price of the stock on grant date.

If not previously exercised or forfeited, vested options outstanding at December 31, 2001 will expire in the year ending December 31, 2006 at a weighted average exercise price of $1.00 per share. At December 31, 2001, the weighted average remaining contractual life of options outstanding was approximately 60 months.

The fair value of each option granted in 2001 and 2000 was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions:
	2001	2000
Expected volatility	213.9%	108.6%
Risk-free interest rate	4.8%	6.6%
Expected dividends	-	-
Expected terms (in years)	1.0	7.0

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
	Year Ended December 31,
	2001	2000
Net loss applicable to common shareholders:
As reported	$(1,039,755)	$ (2,098,705)
Pro forma	$(1,051,755)	$ (2,149,424)
Net loss per common shareholders:
As reported - basic and diluted	$ (.19)	$ (.59)
Pro forma - basic and diluted	$ (.20)	$ (.61)

          12.     Income Taxes:

There was no provision for income taxes for the years ended December 31, 2001 or 2000 due to net operating losses, and deferred tax assets being offset by a valuation allowance.

The net deferred tax asset for the years ended December 31, are comprised of the following:
	2001	2000
Current Deferred Tax Assets (Liabilities)
Vacation liability	$ 2,642	$ -
Inventory allowance	-	16,392
Accrued closing costs	-	18,650
Allowance for doubtful accounts	184,458	-
	187,100	35,042
Valuation allowance	(187,100)	(35,042)
Net current deferred tax asset (liability)	$ -	$ -
Non-compete agreement	$ 71,686	$ -
Property and equipment	(162,981)	-
Equity investment	214,543	292,194
Write down of property/receivables	105,746	-
Net operating loss carry forward	1,903,660	1,475,500
	2,132,654	1,767,694
Valuation allowance	(2,132,654)	(1,767,694)
Net long-term deferred tax asset	-	-
Total net deferred tax assets	$ -	$ -

Total income tax expense for 2001 and 2000 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:
	2001	2000
Statutory rate	(34%)	(34%)
State income taxes, net of Federal income tax benefit	(5%)	(5%)
Increase (reduction) in valuation allowance related to net operating loss carryforwards and change in temporary differences	39%	39%
	-	-

In 2001 and 2000, the valuation allowance increased $517,019 and $648,299, respectively. At December 31, 2001, the Company has net operating loss carryforwards of approximately $5,101,000 available under provisions of the Internal Revenue Code to be applied against future taxable income of which $504,000 was attributable to Structural Holdings and $4,597,000 attributable to Guardian Technologies International, Inc. These carryforwards are subject to annual limitations on utilization and expire from December 31, 2010 through December 31, 2021.

          13.     Fourth Quarter Adjustment:

During the fourth quarter of 2001, the Company recognized a loss in Structural of approximately $225,000. This loss was primarily the result of Structural adjusting its calculation for profit on long-term contracts substantially completed prior to the Company's fourth quarter.

           14.     Commitments and Contingencies:

Contingencies - The Company's consolidated subsidiary, H&M Steel, is currently involved in litigation pertaining to work performed on the fuel cell corrosion control project (the "Project"). H&M Steel was the fabricator on the Project and hired two subcontractors (the sub-fabricator and the erector) to perform work for H&M Steel and ultimately for the general contractor. The two subcontractors and general contractor filed suit against H&M Steel for breach of contract and H&M Steel counter-sued both the general contractor and the subcontractors for breach of contract.

Subsequent to year end, H&M entered into settlement negotiations with one of the subcontractors and believes all three lawsuits will be resolved through arbitration within the next year. The Company believes that their current loss reserves are adequate to cover any claims or settlements regarding all three suits against H&M Steel.

Subsequent to year end, the Company has executed a lease settlement with two subleases for $104,050. The settlement releases the Company from all of its obligations under the leases and has been recorded in accrued expenses at December 31, 2001.

          15.     Business Segments:

The Company has three reportable segments and accounted for corporate general and administrative expenses separately from operational general and administrative expenses.

The three reportable segments as follows:
1)	Structural Steel Fabrication:
The Company, through Structural Holdings, fabricates and erects structural steel for governmental, military, commercial and industrial construction projects.
2)	Body Armor Manufacturing:
The Company, through ForceOne, manufactures ballistic equipment, including equipment commonly referred to as body armor used by law enforcement and correctional personnel.
3)	Real Estate:

The Company, through Palo Verde Group, owns undeveloped real estate in Arizona and Colorado and a commercial building and real estate in Wyoming. These properties are held for investment and with the intent to resell them in the future.

Although all three segments are managed as part of an integrated enterprise, they are reported herein in a manner consistent with the internal reports prepared for management.

Transactions between reportable segments are recorded at cost. Substantially all operating expenses are identified per each segment. Substantially all of the Company's assets are located in the United States of America.
Description	Year	Real Estate	Body Armor	Steel Fabrication	Corporate	Total
Net sales	2001	$ -	$ 635,832	$ 1,015,949	$ -	$ 1,651,781
	2000	-	606,453	-	-	606,453
Loss from operations	2001	(18,464)	(286,597)	(148,192)	(934,882)	(1,388,135)
	2000	(9,222)	(517,442)	(92)	(574,140)	(1,100,896)
Interest income	2001	-	6,012	27,090	19,540	52,642
	2000	7,500	14,941	5,000	24,584	52,025
Interest expense	2001	(16,794)	(4,183)	(154,072)	(6,015)	(181,064)
	2000	(2,459)	3,968	-	(13,428)	(11,919)
Depreciation and amortization	2001	-	-	117,964	-	117,964
	2000	-	66,516	-	-	66,516
Equity in net income (loss) accounted for by the equity method	2001	-	208,180	111,820	-	320,000
	2000	-	-	(786,669)	-	(786,669)
Total Assets	2001	1,022,621	-	4,981,332	363,530	6,367,483
	2000	446,692	390,228	-	942,258	1,779,178
Investment in equity method investors	2001	-	-	-	-	-
	2000		-	420,537	-	420,537
Noncash Items:
Stock issued for the purchase of land	2001				759,000	759,000
	2000				361,800	361,800
Item 8.	Changes and Disagreements with Accountants on Accounting and Financial Disclosures

None.

PART III

Item 9.       Directors and Executive Officers

       Our executive officers and directors are listed in the table below and brief summaries of their business experience and certain other information with respect to them are set forth thereafter.
Name	Age	Position
J. Andrew Moorer	40	President and CEO
Kevin L. Houtz*	39	Director and Secretary
David W. Stevens*	65	Director

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

       The audit committee met on one occasion during fiscal 2001. The committee is responsible for accounting and internal control matters. The audit committee has adopted a charter which has been previously filed with the Commission. The audit committee:
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

Kevin L. Houtz
David W. Stevens

Compensation Advisory Committee

       The compensation advisory committee is currently composed of the following directors:

J. Andrew Moorer
Kevin L. Houtz

       The compensation advisory committee (including for purposes of administering our stock compensation program) met on one occasion during fiscal 2001. The compensation advisory committee:
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

The Compensation Advisory Committee

J. Andrew Moorer
Kevin L. Houtz

       Board Compensation

       We do not currently provide our directors with cash compensation for their services as members of the board of directors. However, each member of the board of directors is reimbursed his actual expenses in attending meetings. No compensation was awarded in 2001.

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

Item 10. Executive Compensation

       The following table sets forth the executive compensation paid to Our President and Chief Executive Officer.
Table 1
Summary Compensation Table
	Annual Compensation(1)				Long Term Compensation
Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Other Compen- sation ($)	Awards	Payouts
					Stock Award(s) Options/ ($) SARs
J. Andrew Moorer, President and Chief Executive Officer	2001	$ 75,000	-0-	-0-	$45,000	-0-

	2000	$105,000	-0-	-0-	-0-	-0-

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

Aggregated Option Exercises in Fiscal Year 2001 and Fiscal Year 2001 Year-end Option Values

       The following table sets forth information concerning option exercises and option holdings for each of the names executive officers during the fiscal year ended December 31, 2001. All of the listed options were exercisable at December 31, 2001.
Table 3 Aggregated Options/SAR Exercised in Last Fiscal Year And FY-End Option/SAR Values
Name	Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options at 12/31/01	Value of Unexercised In-the-Money Options at 12/31/01
			Exercisable/Unexercisable
J. Andrew Moorer,	200,000	$30,000	100,000/0	-0-
President and CEO

Item 11. Security Ownership of Certain Beneficial Owners and Management

       To our knowledge, the following table sets forth information regarding ownership of our common stock by:
-	beneficial owners of more than 5% of the outstanding shares of Common Stock;
-	each director and each executive officer; and
-	all directors and executive officers as a group.

Except as otherwise indicated below and subject to applicable community property laws, each owner has sole voting and sole investment powers with respect to the stock listed.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of class (2)
J. Andrew Moorer P.O. Box 3618 Carefree, AZ 85377	340,779 (3)	5.2%

Kevin L. Houtz 3000 Chestnut Ave. Ste. 343D Baltimore, MD 21211	412,500 (4)	6.2%

David W. Stevens 312 Greenwood Point Rd. Grasonville, MD 21638	46,000 (5)	0.7%

All Officers and Directors as a Group (3 Persons) (6)	779,279	11.8%
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

(2)

In calculating percentage ownership, all shares of Common Stock that the named stockholder has the right to acquire within 60 days upon exercise of any option or warrant are deemed to be outstanding for the purpose of calculating the percentage of Common Stock owned by such stockholder, but are not deemed outstanding for the purpose of computing the percentage of Common Stock owned by any other stockholder. Shares and percentages beneficially owned are based upon 6,506,663 shares outstanding.

(3)	Includes 100,000 shares under option.
(4)	Includes 120,000 shares purchasable upon exercise of warrants.
(5)	Includes 24,000 shares purchasable upon exercise of warrants.
(6)	Includes Messrs. Moorer, Houtz and Stevens.

Item 12.     Certain Relationships and Related Transactions

       In February 1999, Mr. North granted Mr. Moorer an option to acquire from Mr. North 100,000 shares of our common stock at an exercise price of $1.75 per share for a period of six months and 57,990 shares of common stock at an exercise price of $5.00 for a period of one year. During 1999 Mr. Moorer exercised the option to purchase 100,000 shares of common stock from North for $175,000. The remaining 57,990 options expired unexercised.

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

       We issued 194,000 options in 1999. 100,000 of those options were issued to Mr. Moorer. The Options to Mr. Moorer have an exercise price of $.71 per share and expire in 2006. We issued an additional 100,000 options to Mr. Moorer in January 2000 that are exercisable at $1.00 per share and expire in 2007, and an additional 100,000 options in January 2001 that are exercisable at $.25 per share and expire in 2008.

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

       During 2001 Mr. Moorer exercised 100,000 options to purchase common stock at $0.71 per share and 100,000 options to purchase common stock at $0.25 per share.

       At December 31, 2001, Mr. Moorer had outstanding advances from the Company of approximately $49,000, of which $20,000 has been repaid in 2002.

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

(b)      Reports on Form 8-K

         The Registrant filed no Current Reports on Form 8-K during the fourth quarter ended December 31, 2001.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
Date: May 20, 2002	By:/s/ J. Andrew Moorer J. Andrew Moorer, Director, President and Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:/s/ J. Andrew Moorer J. Andrew Moorer Director, President and Chief Executive Officer	Date: May 20, 2002
By:/s/ Kevin L. Houtz Kevin L. Houtz Director	Date: May 20, 2002
By:/s/ David W. Stevens David W. Stevens Director	Date: May 20, 2002