Form 10QSB
period 2002-03-31
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2002-06-19
CIK 873198

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended March 31, 2002

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
Yes [ ] No [ ] *** not applicable ***

APPLICABLE ONLY TO CORPORATE ISSUERS

     As of May 31, 2002, the Company had 6,520,163 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one). Yes [ ] No [X]

PART 1.     FINANCIAL INFORMATION

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
MARCH 31, 2002
(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$ 93,908
Accounts receivable - trade net, of allowance of $491,889	448,751
Costs and estimated earnings in excess of billings on uncompleted contracts	74,365
Prepaid expenses and other	55,111
Total current assets	672,135
Property and Equipment, net	1,181,977
Other Assets:
Equity Investment	63,085
Non-compete agreement, net of amortization of $283,674	84,326
Deferred financing costs, net of amortization of $15,000	70,000
Land and property held for investment and sale, net of impairment and accumulated depreciation of $255,681	994,387
Goodwill, net of amortization of $626,641	2,769,392
Deposits and other	20,842
Total other assets	4,002,032
Total Assets	5,856,144
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	898,648
Accounts payable	881,863
Accrued expenses and other	261,239
Billings in excess of costs and estimated earnings on uncompleted contracts	67,208
Accrued losses on contracts in progress	75,000
Total current liabilities	2,183,958
Long-Term Debt, net of current portion	1,744,954
Minority Interest	607,789
Shareholders' Equity:
Preferred stock, $.20 par value, 1,000,000 shares authorized; no shares issued and outstanding	-
Common stock, $.001 par value; 15,000,000 shares authorized, 6,520,163 shares issued and outstanding	6,520
Additional paid-in capital Accumulated deficit	7,530,782 (6,217,859)
Total shareholders' equity	1,319,443
Total Liabilities and Shareholders' Equity	$ 5,856,144

See accompanying notes to these financial statements.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Three Months Ended March 31,
	2002	2001
Net Revenues:
Steel	$ 996,224	-
Armor	-	$ 109,177
Cost of sales:
Steel	936,812	-
Armor	-	109,098
Gross Profit	59,412	79
Operating Expenses:
Selling expenses	-	47,891
General and administrative	282,892	170,511
Total operating expenses	282,892	218,402
Operating Loss	(223,480)	(218,323)
Other Income (Expense):
Interest income (expense)	(84,268)	15,009
Rental income (expense)	-	7,760
Miscellaneous income (expense)	(4,246)	2,241
Total other income (expense)	(88,514)	25,190
Loss Before Minority Interest and Earnings
From Equity Investment	(311,994)	(193,133)
Minority Interest	92,028	98,000
Loss Before Earnings from Equity
Investment	(219,966)	(95,133)

Equity in net earnings (loss) of investment	(36,915)	(3,000)

	$ (256,881)	$ (98,133)
Net Income (loss) per Common Share, Basic and Dilutive	$ (.04)	$ (.02)
Average Common Shares Outstanding, Basic and Dilutive	6,509,513	4,334,577

See accompanying notes to these financial statements.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months Ended March 31,
	2002	2001
Cash Flows from Operating Activities:
Net loss	$ (256,881)	$ (98,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	68,501	4,000
Salary reduction - officer	11,250	-
Minority interest in subsidiary loss	(92,028)	(98,000)
Equity in net loss of investment	36,915	3,000
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	178,715	21,191
Inventories	-	(32,003)
Prepaid expenses and other	174,767	(38,559)
Increase (decrease) in:
Accounts payable	(126,976)	(38,894)
Accrued expenses and other	(63,574)	2,479

Net cash used in operating activities	(69,311)	(274,919)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(1,484)
Payments on notes receivable	56,000	235,000
Issuance of notes receivable	(4,015)	(55,000)
Investment in and advances to Structural Holdings, Inc.	-	-
Net cash provided by (used in) investing activities	51,985	178,516
Cash Flows from Financing Activities:
Contributions from minority interests	-	98,000
Payment on notes payable	(47,400)	(268,270)
Issuance of notes payable	50,770	-
Exercise of options	13,500	-
Exercise of warrants	-	273,427

Net cash provided by financing activities	16,870	103,157
Increase (Decrease) in Cash and Cash Equivalents	(456)	6,754
Cash and Cash Equivalents, beginning of period	94,364	16,851
Cash and Cash Equivalents, end of period	$ 93,908	$ 23,605
Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 86,630	$ 11,500
Capital contribution to Structural Holdings, Inc. funded by issuing a note payable to a third party	$ -	$ 425,000
Common stock issued for accrued liabilities	$ -	$ 45,000

See accompanying notes to these financial statements.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Unaudited Interim Consolidated Financial Statements:

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the entire fiscal year. These statements should be read in conjunction with the consolidated financial statements and related notes included in Form 10-KSB for Guardian Technologies International, Inc. ("GRDN" or the "Company") for the year ended December 31, 2001, as the notes to these interim consolidated financial statements omit certain information required for complete financial statements.
  Reorganization of Armor Division:

On September 30, 2000, the Company completed a reorganization and restructuring of its armor division. The Company formed and organized a wholly-owned subsidiary, Guardian Security and Safety Products, Inc. ("GSSP"). In forming that subsidiary, the Company transferred all of its assets and liabilities associated with its armor manufacturing division to GSSP in exchange for all the shares of GSSP common stock. Following this restructuring, the Company formed and organized ForceOne, LLC, a Delaware limited liability company. GSSP transferred to ForceOne, LLC certain assets and liabilities associated with the armor division consisting of accounts receivable, accounts payable, inventory and fixed assets. The assets and liabilities transferred to ForceOne, LLC had a net book value of approximately $50,000, for which GSSP received a 51% membership interest in ForceOne, LLC. The Company subsequently contributed an additional $179,500 to ForceOne, LLC. During the fourth quarter of 2001, ForceOne, LLC requested a capital call from its members, which the Company did not fund. As a result, the Company forfeited its equity interest in ForceOne, LLC. Effective January 1, 2002, the Company converted a $223,500 note receivable (reduced to $100,000 based on the net book value of ForceOne, LLC at December 31, 2001), into a one-third interest in ForceOne, LLC. The Company has accounted for its investment in ForceOne, LLC under the equity method of accounting.

3.      Investment - Equity Method

The Company has an investment in ForceOne, LLC which is recorded under the equity method of accounting. The following is a financial summary of the Company's investment in ForceOne, LLC. The table reflects the financial position of ForceOne at March 31, 2002 and its results of operations for the three months then ended:
Net sales	156,598
Cost of sales	140,211
Depreciation and amortization	3,690
Net loss	110,747
Guardian share of net loss	36,915
Current assets	223,560
Total assets	383,189
Current liabilities	155,585
Total liabilities	273,377
Net equity	109,812

4.     Investment - Cost Method

On February 19, 2001, we entered into an Agreement and Plan of Merger pursuant to which we have agreed to acquire Vairex Corporation, of Boulder, Colorado. Effective March 31, 2002, the merger agreement with Vairex terminated without consummation. As part of the termination of the merger agreement, we entered into a termination agreement with Vairex under which Vairex has agreed to issue to us 1,000,000 shares of Vairex common stock, a warrant representing the right to purchase up to 500,000 shares of Vairex common stock at $2.00 per share, and has also agreed to reimburse us for our legal costs incurred in connection with the unsuccessful merger transaction, not to exceed $60,000. When received, the 1,000,000 shares of Vairex common stock will be accounted for under the cost method of accounting and will be valued at a nominal price of $0.01 per share.

5.     Note Receivable

In conjunction with a failed acquisition of an entity in 1998, the Company loaned $500,000 to this entity. The loan carried an interest rate of 8% per annum. A 637-acre parcel of land and a building were pledged as collateral on the note. At December 31, 2001, the note balance had been reduced to $30,000. The note balance was repaid during the first quarter of 2002.

The Company has advanced an officer/director/shareholder $27,250. This amount is included in prepaid expenses and other.

6.     New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets " ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortizes; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. Results of operations prior to the adoption of SFAS No. 142 are not restated. The following reconciles the reported net income(loss) per share to that which would have resulted had SFAS No. 142 been applied to the three month period ended March 31, 2001.
Three Months Ended March 31, 2001
Reported net loss	$ (98,133)
Add: Goodwill amortization, net of tax	55,500
Adjusted net loss	(42,633)
Reported basic loss per share	$ (.02)
Add: Goodwill amortization, net of tax, per basic share	.01
Adjusted basic loss per share	$ (.01)

7.     Business Segments

The Company has three reportable segments and accounts for corporate general and administrative expenses separately from operational general and administrative expenses.

The three reportable segments are as follows:

1)  Structural Steel Fabrication:

The Company, through Structural Holdings, fabricates and erects structural steel for governmental, military, commercial and industrial construction projects.

2)  Armor

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
Description	First Quarter	Real Estate	Body Armor	Steel Fabrication	Corporate	Total
Net sales	2002	$ -	$ -	$ 996,224	$ -	$ 996,224
	2001	-	109,177	-	-	109,177
Loss from operations	2002	(7,538)	-	(116,672)	(99,270)	(223,480)
	2001	(3,597)	(120,341)	(70)	(94,315)	(218,323)
Interest income	2002	-	-	-	2,362	2,362
	2001	-	6,012	6,875	18,032	30,919
Interest expense	2002	(2,173)	-	(84,457)	-	(86,630)
	2001	(4,846)	(6,227)	-	(4,837)	(15,910)
Depreciation and amortization	2002	-	-	68,501	-	68,501
	2001	-	4,000	-	-	4,000-
Equity in net income (loss) accounted for by the equity method	2002	-	(36,915)	-	-	(36,915)
	2001	-	-	(3,000)	-	(3,000)
Total Assets	2002	1,015,458	-	4,650,930	189,756	5,856,144
	2001	443,719	418,733	849,813	362,522	2,074,787
Investment in equity method investors	2002	-	63,085	-	-	63,085
	2001	-	-	849,412	-	849,412

Item 6.     Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto.

RESULTS OF OPERATIONS:

It should be noted that the discussion of results of operations for the three months ended March 31, 2002 reflects items of income and expense generated by the Company's structural steel operations while the discussion of results of operations for the three months ended March 31, 2001 reflects items of income and expense generated by the Company's armor operations.

The reason for this is a transition from the equity method of accounting for its investment in Structural to consolidation accounting for reporting results of operations of its structural steel operations due to a change in control of Structural and a change from consolidation accounting for reporting results of armor operations to the equity method of accounting for its investment in ForceOne, LLC due to a reduction of its ownership in ForceOne, LLC from 51% to 33%.

Net sales for the three months ended March 31, 2002 were $996,224 compared to $109,177 for the same period in 2001. Gross profit for the three months ended March 31, 2002 was $59,412, or 9% compared to negligible gross profit for the same period last year.

Total operating expenses for the three months ended March 31, 2002 were $282,892 compared to total operating expenses in 2001 of $218,402. No selling expenses were incurred during the three months ended March 31, 2002 because the Company's structural steel operation does not maintain a standing sales force. Sales are generated through a bid process administered by the General Manager and Vice President of this business unit. Total operating expenses in 2001 were comprised of selling expenses of $47,891 and general and administrative expenses of $170,511.

General and administrative expenses for the three months ended March 31, 2002 increased $112,381 over that of the previous year. The reason for the increase is that the Company's structural steel operation maintains an administrative staff to handle estimating, contracts, program management, accounting and general management functions. As previously discussed, since the Company now reports the results of operations of structural steel operations on a consolidated basis, general and administrative expenses will reflect higher dollar amounts than general and administrative expenses incurred when the Company consolidated armor operations in 2001 because armor operations required less administrative staff.

In addition, the Company incurred $43,500 of consulting expenses during the first quarter at the Corporate level for which common stock of the Company was issued in the previous year. These costs were classified as a prepaid asset at December 31, 2001 and were expensed in full during the three months ended March 31, 2002.

The Company posted a net loss for the three months ended March 31, 2002 of $256,881, or $0.04 per share compared to a net loss of $98,133, or $0.02 per share for the same period a year ago. The Company sustained a loss from operations for the three months ended March 31, 2002 of $223,480 compared to a loss from operations of $218,323 during the three months ended March 31, 2001. The Company incurred interest charges of $84,268 (net of interest income) primarily attributable to debt associated with structural steel operations. Contributing to the overall loss was $36,915 of losses in connection with the Company's equity interest in ForceOne, LLC. The overall loss was partially offset by an allocation of $92,028 of losses from structural steel operations allocated to minority interest shareholders.

Liquidity and Capital Resources:

Operating Activities

During the three months ended March 31, 2002, the Company used net cash in operating activities of $69,311.

During the three months ended March 31, 2002, the Company realized the benefit of allocating $92,028 of losses attributable to the operations of Structural to minority interest shareholders.

During the three months ended March 32, 2002 the company recognized $36,915 of losses attributable to its equity investment in ForceOne, LLC.

For the three month period ended March 31, 2002, the Company reduced Accounts Receivable by $178,715 and Accounts Payable by $126,976.

Investing Activities

During the three months ended March 31, 2002 the Company collected $30,000 in Notes Receivable from an unrelated party and $20,500 of advances to an officer/director/shareholder of the Company.

Financing Activities

The Company had Term Debt associated with Structural of $1,645,893 at March 31, 2002. Structural also had Revolving Credit debt and Capital Lease obligations of $305,982 and $110,707, respectively at March 31, 2002. The Company had Notes Payable to banks of $96,020 at March 31, 2002.

At March 31, 2002 the Current Portion of Long Term Debt was $413,648. The balance of Notes Payable is comprised of a $375,000 Note Payable issued to an unrelated party to provide working capital to Structural, $100,000 of Notes Payable from the owners of Structural for working capital purposes and a related party Note Payable of $10,000.

During the three months ended March 31, 2002 an officer/director/shareholder of the Company exercised common stock options generating proceeds to the Company of $13,500.

Recent Developments

On February 19, 2001, we entered into an Agreement and Plan of Merger pursuant to which we have agreed to acquire Vairex Corporation, of Boulder, Colorado. Effective March 31, 2002, the merger agreement with Vairex terminated without consummation. As part of the termination of the merger agreement, we entered into a termination agreement with Vairex under which Vairex has agreed to issue to us 1,000,000 shares of Vairex common stock , a warrant representing the right to purchase up to 500,000 shares of Vairex common stock at $2.00 per share, and has also agreed to reimburse us for our legal costs incurred in connection with the unsuccessful merger transaction, not to exceed $60,000. When received, the 1,000,000 shares of Vairex common stock will be accounted for under the cost method of accounting and will be valued at a nominal price of $0.01 per share.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets " ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortizes; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. Results of operations prior to the adoption of SFAS No. 142 are not restated. The following reconciles the reported net income(loss) per share to that which would have resulted had SFAS No. 142 been applied to the three month period ended March 31, 2001.
Three Months Ended March 31, 2001
Reported net loss	$ (98,133)
Add: Goodwill amortization, net of tax	55,500
Adjusted net loss	(42,633)
Reported basic loss per share	$ (.02)
Add: Goodwill amortization, net of tax, per basic share	.01
Adjusted basic loss per share	$ (.01)

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

       The Company accounts for its 33% interest in ForceOne, LLC under the equity method of accounting.

       The Company accounts for its ownership of 1,000,000 shares of Vairex common stock under the cost method of accounting.

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
GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
Date: June 19, 2002	By: /s/ J. Andrew Moorer J. Andrew Moorer, President and CEO