Form 10QSB
period 2002-06-30
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2002-09-16
CIK 873198

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended June 30, 2002

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

     As of September 13, 2002, the Company had 1,386,783 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one). Yes [ ] No [X]

PART 1.     FINANCIAL INFORMATION

INDEX TO FINANCIAL STATEMENTS

 GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
JUNE 30, 2002
(UNAUDITED)

ASSETS
Current Assets:
Cash and cash equivalents	$ 33,354
Accounts receivable - trade net, of allowance of $491,889	742,095
Costs and estimated earnings in excess of billings on uncompleted contracts	67,150
Prepaid expenses and other	97,165
Total current assets	939,764

Property and Equipment, net of accumulated depreciation of $392,926	1,148,868

Other Assets:
Equity Investment	47,890
Non-compete agreement, net of amortization of $306,675	61,325
Deferred financing costs, net of amortization of $30,000	55,000
Land and property held for investment and sale, net of accumulated depreciation of $5,681	1,010,076
Goodwill, net of amortization of $626,641	2,769,392
Deposits and other	15,892
Total other assets	3,959,575
Total Assets	6,048,207

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	1,043,648
Accounts payable	658,927
Accrued expenses and other	589,512
Billings in excess of costs and estimated earnings on uncompleted contracts	47,572
Accrued losses on contracts in progress	75,000
Total current liabilities	2,414,659

Long-Term Debt, net of current portion	1,629,719

Minority Interest	646,767

Shareholders' Equity:
Preferred stock, $.20 par value, 1,000,000 shares authorized; no shares issued and outstanding	-
Common stock, $.001 par value; 15,000,000 shares authorized, 1,386,783 shares issued and outstanding
6,934
Additional paid-in capital Accumulated deficit	7,576,618 (6,226,490)

Total shareholders' equity	1,357,062

Total Liabilities and Shareholders' Equity	$ 6,048,207

See accompanying notes to these financial statements.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Three Months Ended
	June 30,
	2002	2001

Net Revenues:
Steel	$ 1,571,575	$ -
Armor	-	134,952
	$ 1,571,575	$ 134,952
Cost of sales:
Steel	1,209,075	-
Armor	-	82,992

Gross Profit	362,500	51,960

Operating Expenses:
Selling expenses	-	52,541
General and administrative	259,471	264,987
Total operating expenses	259,471	317,528

Operating Income(Loss)	103,029	(265,568)

Other Income (Expense):
Interest income (expense)	(64,186)	(11,995)
Rental income (expense)	2,000	3,000
Miscellaneous income (expense)	4,699	(5,049)
Total other income (expense)	(57,487)	(14,044)

Income(Loss) Before Minority Interest and Earnings
From Equity Investment	45,452	(279,612)

Minority Interest	(38,978)	-

Income(Loss) Before Earnings from Equity
Investment	6,564	(279,612)

Equity in net earnings (loss) of investment	(15,195)	144,323

Net Loss	$ (8,631)	(135,289)

Net Loss per Common Share, Basic and Dilutive	(-)	$ (0.14)

Average Common Shares Outstanding, Basic and Dilutive	1,335,541	961,535

See accompanying notes to these financial statements.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Six Months Ended
	June 30,
	2002	2001

Net Revenues:
Steel	$ 2,567,799	$ -
Armor	-	244,129
	$ 2,567,799	$ 244,129
Cost of sales:
Steel	2,145,887	-
Armor	-	192,090

Gross Profit	421,912	52,039

Operating Expenses:
Selling expenses	-	100,432
General and administrative	542,363	435,498
Total operating expenses	542,363	535,930

Operating Loss	(120,451)	(483,891)

Other Income (Expense):
Interest income (expense)	(148,454)	3,014
Rental income (expense)	2,000	10,760
Miscellaneous income (expense)	453	(2,628)
Total other income (expense)	(146,001)	11,146

Loss Before Minority Interest and Earnings
From Equity Investment	(266,452)	(472,745)

Minority Interest	53,050	98,000

Loss Before Earnings from Equity
Investment	(213,402)	(374,745)

Equity in net earnings (loss) of investment	(52,110)	141,323

Net Loss	$ (265,512)	$ (233,422)

Net Loss per Common Share, Basic and Dilutive	$ (0.20)	$ (0.26)

Average Common Shares Outstanding, Basic and Dilutive	1,318,722	914,225

See accompanying notes to these financial statements.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Six Months Ended
	June 30,
	2002	2001
Cash Flows from Operating Activities:
Net loss	$ (265,512)	$ (233,422)
Adjustments to reconcile net
loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	123,922	7,379
Salary reduction - officer	22,500	-
Common Stock issued for services	-	295,869
Minority interest in subsidiary loss	(53,050)	(98,000)
Equity in net (income) loss of investment	52,110	(141,323)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(114,629)	19,539
Inventories	-	(51,487)
Prepaid expenses and other	136,378	(10,901)
Increase (decrease) in:
Accounts payable	(349,912)	(101,099)
Accrued expenses and other	245,063	40,239
Net cash used in operating activities	(203,130)	(273,206)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(29,902)
Payments on notes receivable	66,000	310,000
Issuance of notes receivable	(5,515)	(55,000)
Investment in and advances to Structural Holdings, Inc.	-	(10,000)
Net cash provided by (used in) investing activities	60,485	215,098

Cash Flows from Financing Activities:
Contributions from minority interests	-	98,000
Payment on notes payable	(185,135)	(283,959)
Issuance of notes payable	218,270	10,000
Exercise of options	13,500	70,500
Exercise of warrants	-	196,539
Issuance of common stock	35,000	-

Net cash provided by financing activities	81,635	91,080

Increase (Decrease) in Cash and Cash Equivalents	(61,010)	32,972

Cash and Cash Equivalents, beginning of period	94,364	16,851

Cash and Cash Equivalents, end of period	$ 33,354	$ 49,823

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 151,262	$ 24,747

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

2.     Investment - Equity Method

The Company has an investment in ForceOne, LLC which is recorded under the equity method of accounting. The following is a financial summary of the Company's investment in ForceOne, LLC. The table reflects the financial position of ForceOne at June 30, 2002 and its results of operations for the six months then ended:
Net sales	297,868
Cost of sales	245,874
Depreciation and amortization	7,379
Net loss	157,910
Guardian share of net loss	52,110
Current assets	185,431
Total assets	342,665
Current liabilities	111,275
Total liabilities	280,006
Net equity	62,649

3.      Private Placement

In May and June 2002 the Company sold 350,000 shares of common stock in a small private placement. Proceeds of $35,000 were used for working capital purposes.

4.     Reverse Stock Split

On June 25, 2002, the Company's Board of Directors approved a 1-for-5 reverse stock split previously authorized by the shareholders of the Company. The record date for the stock split was July 3, 2002 and the Company's shares began trading on a post-split basis on July 5, 2002. The number of shares reported have been retroactively adjusted for the reverse split.

5.     New Accounting Pronouncements

Effective January 1, 2002, the Company adopted FAS 142, "Goodwill and Other Intangible Assets," (FAS 142) which stipulates that goodwill can no longer be amortized. FAS 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. After the initial phase of the impairment test, the Company believes the fair value of the reporting units exceeds carrying value. The second phase of impairment testing will determine the amount of the impairment, if any, and is to be completed by December 31, 2002. Management is in the process of completing the goodwill impairment testing required by this standard. At June 30, 2002, the Company had net goodwill of $2,769,392. The implementation of FAS 142 decreased amortization expense by approximately $55,500 in the three months ended June 30, 2002, and $111,000 for the six month period then ended.

6.     Business Segments

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
Description	Six Months Ended June 30,	Real Estate	Body Armor	Steel Fabrication	Corporate	Total

Net sales	2002	$ -	$ -	$2,567,799	$ -	$2,567,799
	2001	-	244,129	-	-	244,129

Loss from operations	2002	(9,963)	(130,574)	20,086	-	(120,451)
	2001	-	-	-	-	-

Interest income	2002	-	-	445	2,362	2,808
	2001	-	12,012	12,813	19,538	44,362

Interest expense	2002	(3,637)	-	(147,625)	-	(151,262)
	2001	(9,698)	(13,458)	(12,750)	(5,442)	(41,348)

Depreciation and amortization	2002	-	-	123,922	-	123,922
	2001	-	7,379	-	-	7,379

Equity in net income (loss) accounted for by the equity method	2002	-	(52,110)	-	-	(52,110)
	2001	-	-	144,323	-	144,323

Total Assets	2002	1,022,461	47,890	4,949,356	28,500	6,048,207
	2001	470,003	417,904	998,722	312,216	2,198,845

Investment in equity method investors	2002	-	47,890	-	-	47,890
	2001	-	-	998,422	-	998,422

Item 6.     Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto.

It should be noted that the discussion of results of operations for the three and six months ended June 30, 2002 reflects items of income and expense generated by the Company's structural steel operations while the discussion of results of operations for the three and six months ended June 30, 2001 reflects items of income and expense generated by the Company's armor operations.

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

Results Of Operations: Three Months Ended June 30, 2002

Net sales for the three months ended June 30, 2002 were $1,571,575 compared to $134,952 for the same period in 2001. Gross profit for the three months ended June 30, 2002 was $362,500, or 9% compared to negligible gross profit of $51,960 for the same period last year.

Total operating expenses for the three months ended June 30, 2002 were $259,471 compared to total operating expenses in 2001 of $317,528. No selling expenses were incurred during the three months ended June 30, 2002 because the Company's structural steel operation does not maintain a standing sales force. Sales are generated through a bid process administered by the General Manager and Vice President of this business unit. Total operating expenses in 2001 were comprised of selling expenses of $52,541 and general and administrative expenses of $264,987.

The Company posted a net loss for the three months ended June 30, 2002 of $8,631, or $nil per share compared to a net loss of $135,289, or $0.14 per share for the same period a year ago. The Company generated income from operations for the three months ended June 30, 2002 of $103,029 compared to a loss from operations of $265,568 during the three months ended June 30, 2001. The Company generated income from operations during the current quarter compared to a loss during the same period a year ago because the Company's structural steel operations completed several profitable projects. Last year, the operating loss was generated by poor performance of the Company's armor operations. The potential for greater profitability in structural steel operations over that of armor operations was the dominant factor in the Company's decision to shift the focus of management and available resources to build and promote that side of the business.  The Company incurred interest charges of $64,186 (net of interest income) primarily attributable to debt associated with structural steel operations. Contributing to the Company's overall net loss was $15,195 of losses in connection with the Company's equity interest in ForceOne, LLC. The Company's overall net loss was partially offset by an allocation of $38,978 of losses from structural steel operations allocated to minority interest shareholders.

Results Of Operations: Six Months Ended June 30, 2002

Net sales for the six months ended June 30, 2002 were $2,567,799 compared to $244,129 for the same period in 2001. Gross profit for the six months ended June 30, 2002 was $421,912 compared to gross profit of $52,039 for the same period last year.

Total operating expenses for the six months ended June 30, 2002 were $542,363 compared to total operating expenses in 2001 of $535,930. No selling expenses were incurred during the six months ended June 30, 2002 because the Company's structural steel operation does not maintain a standing sales force. Sales are generated through a bid process administered by the General Manager and Vice President of this business unit. Total operating expenses in 2001 were comprised of selling expenses of $100,432 and general and administrative expenses of $435,498.

General and administrative expenses for the three months ended June 30, 2002 increased $106,865 over that of the previous year. The reason for the increase is that the Company's structural steel operation generates large depreciation expense charges due to extensive capital equipment requirements. In addition, the Company incurred $43,500 of consulting expenses during the first quarter at the corporate level for which common stock of the Company was issued in the previous year. These costs were classified as a prepaid asset at December 31, 2001 and were expensed in full during the three months ended June 30, 2002.

The Company posted a net loss for the six months ended June 30, 2002 of $265,512, or $0.20 per share compared to a net loss of $233,422, or $0.26 per share for the same period a year ago. The Company sustained a loss from operations for the six months ended June 30, 2002 of $120,451 compared to a loss from operations of $483,891 during the six months ended June 30, 2001. The Company incurred interest charges of $148,454 (net of interest income) primarily attributable to debt associated with structural steel operations. Contributing to the Company's overall net loss was $52,110 of losses in connection with the Company's equity interest in ForceOne, LLC. The overall loss was partially offset by an allocation of $53,050 of losses from structural steel operations allocated to minority interest shareholders.

Liquidity and Capital Resources:

Operating Activities

During the six months ended June 30, 2002, the Company used net cash in operating activities of $203,130.

During the six months ended June 30, 2002, the Company realized the benefit of allocating $53,050 of losses attributable to the operations of Structural to minority interest shareholders.

During the three months ended June 30, 2002 the company recognized $52,110 of losses attributable to its equity investment in ForceOne, LLC.

For the six month period ended June 30, 2002, the Company increased Accounts Receivable by $114,629 and decreased Accounts Payable by $349,912.

Investing Activities

During the six months ended June 30, 2002 the Company collected $30,000 in Notes Receivable from an unrelated party and $36,500 of advances to an officer/director/shareholder of the Company.

Financing Activities

The Company had Term Debt associated with Structural of $1,599,508 at June 30, 2002. Structural also had Revolving Credit debt and Capital Lease obligations of $244,499 and $104,855, respectively at June 30, 2002. The Company had Notes Payable to banks of $94,505 at June 30, 2002. The balance of Notes Payable is comprised of a $375,000 Note Payable issued to an unrelated party to provide working capital to Structural, $137,500 of Notes Payable from the owners of Structural for working capital purposes, miscellaneous third party Note Payable of $107,500 and a related party Note Payable of $10,000.

During the six months ended June 30, 2002 an officer/director/shareholder of the Company exercised common stock options generating proceeds to the Company of $13,500.

During the six months ended June 30, 2002, the Company realized proceeds of $35,000 from a private placement of common stock.

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

New Accounting Pronouncements

Effective January 1, 2002, the Company adopted FAS 142, "Goodwill and Other Intangible Assets," (FAS 142) which stipulates that goodwill can no longer be amortized. FAS 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. After the initial phase of the impairment test, the Company believes the fair value of the reporting units exceeds carrying value. The second phase of impairment testing will determine the amount of the impairment, if any, and is to be completed by December 31, 2002. Management is in the process of completing the goodwill impairment testing required by this standard. At June 30, 2002, the Company had net goodwill of $2,769,392. The implementation of FAS 142 decreased amortization expense by approximately $55,500 in the three months ended June 30, 2002, and $111,000 for the six month period then ended.

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

      None.

Item 5.    Other Information

      None.

Item 6.    Exhibits and Reports on Form 8-K

      (a)     Exhibits:

      None.

     (b)     Reports on Form 8-K

             (1)  Current Report on Form 8-K dated August 26, 2002, Item 4: Change in Registrant's
                    Independent Public Accountants

 SIGNATURE

       In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
Date: September 13, 2002	By: /s/ J. Andrew Moorer J. Andrew Moorer, President and CEO

 CERTIFICATION

I, J. Andrew Moorer, certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of Guardian Technologies International, Inc.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:         September 13, 2002

/s/ J. Andrew Moorer
J. Andrew Moorer, President and CEO