Form 10QSB
period 2002-09-30
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2002-11-19
CIK 873198

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended September 30, 2002

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes [ ] No [ ] *** not applicable ***

APPLICABLE ONLY TO CORPORATE ISSUERS

     As of November 19, 2002, the Company had 1,386,783 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one). Yes [ ] No [X]

PART 1.     FINANCIAL INFORMATION

INDEX TO FINANCIAL STATEMENTS

 GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2002
(UNAUDITED)

ASSETS
Current Assets:
Cash and cash equivalents	$ 119,445
Accounts receivable - trade, net of allowance of $491,889	235,243
Note receivable	102,391
Costs and estimated earnings in excess of billings on uncompleted contracts	159,412
Prepaid expenses and other	85.984
Total current assets	702,475

Property and Equipment, net of accumulated depreciation of $423,426	1,122,192

Other Assets:
Equity Investment	40,000
Non-compete agreement, net of amortization of $329,676	38,324
Deferred financing costs, net of amortization of $45,000	40,000
Land and property held for investment and sale, net of accumulated depreciation of $5,681	290,075
Goodwill, net of amortization of $626,641	2,769,392
Deposits and other	3,300
Total other assets	3,181,091
Total Assets	5,005,758

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	1,844,007
Accounts payable	383,290
Accrued expenses and other	559,212
Billings in excess of costs and estimated earnings on uncompleted contracts	89,854
Accrued losses on contracts in progress	75,000
Total current liabilities	2,951,363

Long-Term Debt, net of current portion	332,018

Minority Interest	549,944

Shareholders' Equity:
Preferred stock, $.20 par value, 1,000,000 shares authorized; no shares issued and outstanding	-
Common stock, $.001 par value; 15,000,000 shares authorized, 1,386,783 shares issued and outstanding	6,934
Additional paid-in capital Accumulated deficit	7,576,618 (6,411,119)
Total shareholders' equity	1,172,433

Total Liabilities and Shareholders' Equity	$ 5,005,758

See accompanying notes to these financial statements.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Three Months Ended
	September 30,
	2002	2001

Net Revenues:
Steel	$ 387,082	$ -
Armor	-	249,164
	$ 387,082	$ 249,164
Cost of sales:
Steel	400,460	-
Armor	-	143,619

Gross Profit	(13,378)	105,545

Operating Expenses:
Selling expenses	-	56,048
General and administrative	229,564	158,477
Total operating expenses	229,564	214,525

Operating Income(Loss)	(242,942)	(108,980)

Other Income (Expense):
Interest income (expense)	(54,327)	(17,947)
Rental income (expense)	4,000	6,000
Miscellaneous income (expense)	19,707	3,913
Total other income (expense)	(30,620)	(8,034)

Income(Loss) Before Minority Interest and Earnings
From Equity Investment	(273,562)	(117,014)

Minority Interest	96,823	36,726

Income(Loss) Before Earnings from Equity
Investment	(176,739)	(80,288)

Equity in net earnings (loss) of investment	(7,890)	178,677

Net Loss	$ (184,629)	98,389

Net Loss per Common Share, Basic and Dilutive	$ (0.13)	$ 0.09

Average Common Shares Outstanding, Basic and Dilutive	1,386,783	1,143,707

See accompanying notes to these financial statements.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Nine Months Ended
	September 30,
	2002	2001

Net Revenues:
Steel	$ 2,954,881	$ -
Armor	-	493,293
	$ 2,954,881	$ 493,293
Cost of sales:
Steel	2,546,347	-
Armor	-	335,709

Gross Profit	408,534	157,584

Operating Expenses:
Selling expenses	-	156,480
General and administrative	771,927	593,975
Total operating expenses	771,927	750,455

Operating Loss	(363,393)	(592,871)

Other Income (Expense):
Interest income (expense)	(202,781)	(14,933)
Rental income (expense)	6,000	16,760
Miscellaneous income (expense)	20,160	1,285
Total other income (expense)	(176,621)	3,112

Loss Before Minority Interest and Earnings
From Equity Investment	(540,014)	(589,759)

Minority Interest	149,873	134,726

Loss Before Earnings from Equity
Investment	(390,141)	(455,033)

Equity in net earnings (loss) of investment	(60,000)	320,000

Net Loss	$ (450,141)	$ (135,033)

Net Loss per Common Share, Basic and Dilutive	$ (0.34)	$ (0.14)

Average Common Shares Outstanding, Basic and Dilutive	1,341,409	$ 986,925

See accompanying notes to these financial statements.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine Months Ended
	September 30,
	2002	2001
Cash Flows from Operating Activities:
Net loss	$ (450,141)	$ (135,033)
Adjustments to reconcile net
loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	205,503	17,319
Salary reduction - officer	22,500	6,250
Common Stock issued for services	-	295,869
Common Stock issued for interest	-	50,000
Minority interest in subsidiary loss	(149,873)	(134,726)
Equity in net (income) loss of investment	60,000	(320,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	392,223	(8,074)
Inventories	-	(33,683)
Prepaid expenses and other	71,889	(15,134)
Increase (decrease) in:
Accounts payable	(625,549)	(112,090)
Accrued expenses and other	257,045	19,058
Net cash used in operating activities	(216,403)	(370,244)

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,215)	(31,416)
Sale of property and equipment	704,312	-
Payments on notes receivable	66,000	330,000
Issuance of notes receivable	(111,906)	(55,000)
Investment in and advances to Structural Holdings, Inc.	-	(10,000)
Net cash provided by (used in) investing activities	657,191	233,584

Cash Flows from Financing Activities:
Contributions from minority interests	-	134,726
Payment on notes payable	(682,477)	(290,743)
Issuance of notes payable	218,270	10,000
Exercise of options	13,500	70,500
Exercise of warrants	-	196,869
Issuance of common stock	35,000	-

Net cash provided by financing activities	(415,707)	121,352

Increase (Decrease) in Cash and Cash Equivalents	$ 25,081	(15,308)

Cash and Cash Equivalents, beginning of period	$ 94,364	16,851

Cash and Cash Equivalents, end of period	$ 119,445	$ 1,543

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 206,191	$ 18,764

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

2.     Investment - Equity Method

The Company has an investment in ForceOne, LLC which is recorded under the equity method of accounting. The following is a financial summary of the Company's investment in ForceOne, LLC. The table reflects the financial position of ForceOne at September 30, 2002 and its results of operations for the nine months then ended:
Net sales	493,259
Cost of sales	367,210
Depreciation and amortization	11,069
Net loss	179,411
Guardian share of net loss	60,000
Current assets	163,367
Total assets	316,901
Current liabilities	87,847
Total liabilities	275,328
Net equity	41,573

3.     Reverse Stock Split

On June 25, 2002, the Company's Board of Directors approved a 1-for-5 reverse stock split previously authorized by the shareholders of the Company. The record date for the stock split was July 3, 2002 and the Company's shares began trading on a post-split basis on July 5, 2002. The number of shares reported have been retroactively adjusted for the reverse split.

4.     Colorado Land Sale

On July 31, 2002 the Company, through its wholly-owned subsidiary Palo Verde Group, Inc., sold a parcel of undeveloped commercial property located in Colorado Springs, Colorado for $540,000. The Company acquired the property in August 2001 by issuing 800,000 shares of the Company's common stock. The property was acquired subject to a first mortgage as to which the Company had an indemnity from a third party who was the principal debtor under the loan. The value of the first mortgage at the time of sale was approximately $102,000. The Company utilized the net proceeds from the sale to reduce $290,000 of long term debt and $75,000 of accounts payable. In addition, the Company repaid the third party first mortgage of $102,000 and subsequently took an assignment of the underlying note receivable from the third party debtor. The Company is currently receiving monthly principle and interest payments of $4,750 from the third party debtor.

5.     Arizona Land Sale

On September 3, 2002 the Company, through its wholly-owned subsidiary Palo Verde Group, Inc., sold a parcel of undeveloped residential property located in Carefree, Arizona for $180,000. The property was acquired as part of the Company's acquisition of Palo Verde Group, Inc. in September 2000. Palo Verde had previously acquired the property for $275,000. As part of the sale the Company received an 18-month Option to repurchase the property for the sale price. The Option has been recorded on the Company's books at $95,000 (the difference between the Company's cost basis of $275,000 and the sale price of $180,000) and is reflected on the Company's financials statements as part of "land and property held for investment and sale". The Company utilized the sale proceeds to repay a first mortgage on the property of $94,000 and a second mortgage on the property of $62,500.

6.      During the nine months ended September 30, 2002 an officer/director/shareholder of the
         Company exercised common stock options generating proceeds to the Company of $13,500.

7.      During the nine months ended September 30, 2002 the Company realized proceeds of $35,000 from a private placement of common stock.

8.     Subsequent Events

On October 29, 2002 the Company, through its wholly-owned subsidiary Guardian Steel, Inc., received notice that Guardian Steel's 50%-owned subsidiary H&M Steel was in default on its obligations to its lender under certain Promissory Notes A, B & C for non-payment of principle and interest payments for July-October 2002. Promissory Notes A&B are due May 2003 and Promissory Note C was due October 2002. The principle balance of Promissory Notes A&B as of September 30, 2002 was $1,600,000. The principle balance of Promissory Note C as of September 30, 2002 was $245,000. The combined total indebtedness of $1,845,000 is reflected in the Company's financial statements under current liabilities as notes payable. Although H&M Steel has not received a default waiver from its lender, H&M and its lender are currently in negotiations to restructure the payment terms of Promissory Notes A, B & C. H&M's management is confident it will be successful in restructuring the payment terms of Promissory Notes A, B & C. However, at this time management cannot determine the impact of the satisfactory completion of these negotiations. H&M's failure to restructure the payment terms of Promissory Notes A, B & C would have a negative impact on H&M's financial condition.

9.     Business Segments

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
Description	Nine Months Ended September 30,	Real Estate	Body Armor	Steel Fabrication	Corporate	Total

Net sales	2002	$ -	$ -	$2,954,881	$ -	$2,954,881
	2001	-	493,293	-	-	493,293

Loss from operations	2002	(62,160)	-	(146,658)	(154,575)	(363,393)
	2001	(10,694)	(181,696)	(1,312)	(399,169)	(592,871)

Interest income	2002	-	-	448	2,962	3,410
	2001	-	6,012	15,163	19,540	40,714

Interest expense	2002	(8,672)	-	(197,405)	(114)	(206,191)
	2001	(14,578)	(3,908)	(31,147)	(6,014)	(55,647)

Depreciation and amortization	2002	-	-	205,503	-	205,503
	2001	-	17,319	-	-	17,319

Equity in net income (loss) accounted for by the equity method	2002	-	(60,000)	-	-	(60,000)
	2001	-	-	320,000	-	320,000

Total Assets	2002	282,745	40,000	4,547,881	135,132	5,005,758
	2001	1,384,940	406,446	1,995,663	236,480	3,223,529

Investment in equity method investors	2002	-	40,000	-	-	40,000
	2001	-	-	1,170,537	-	1,170,537

8.     New Accounting Pronouncements

Effective January 1, 2002, the Company adopted FAS 142, "Goodwill and Other Intangible Assets," (FAS 142) which stipulates that goodwill can no longer be amortized. FAS 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. After the initial phase of the impairment test, the Company believes the fair value of the reporting units exceeds carrying value. The second phase of impairment testing will determine the amount of the impairment, if any, and is to be completed by December 31, 2002. Management is in the process of completing the goodwill impairment testing required by this standard. At September 30, 2002, the Company had net goodwill of $2,769,392. The implementation of FAS 142 decreased amortization expense by approximately $55,500 in the three months ended September 30, 2002, and $111,000 for the nine month period then ended.

Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto.

It should be noted that the discussion of results of operations for the three and nine months ended September 30, 2002 reflects items of income and expense generated by the Company's structural steel operations while the discussion of results of operations for the three and nine months ended September 30, 2001 reflects items of income and expense generated by the Company's armor operations.

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

Results of Operations: Three Months Ended September 30, 2002

Net sales for the three months ended September 30, 2002 were $387,082 compared to $249,164 for the same period in 2001. Gross profit for the three months ended September 30, 2002 was negative $13,378 compared to $105,545 for the same period last year. A significant slowdown in the economy and the impact of 9-11 on the release of government related construction projects caused a substantial decrease in work being available for bid in 2002.  A decrease in jobs available to bid increased competition for bids once jobs were released by general contractors. Increased competition results in lower margins because companies are willing to take jobs at little or no margin to maintain a stable work force. These factors contributed to a decline in revenues and produced the negative gross margin for the quarter.

Total operating expenses for the three months ended September 30, 2002 were $229,564 compared to total operating expenses in 2001 of $214,525. No selling expenses were incurred during the three months ended September 30, 2002 because the Company's structural steel operation does not maintain a standing sales force. Sales are generated through a bid process administered by the General Manager and Vice President of this business unit. Total operating expenses in 2001 were comprised of selling expenses of $56,048 and general and administrative expenses of $158,477.

The Company posted a net loss for the three months ended September 30, 2002 of $184,629, or $0.13 per share compared to a net profit of $98,389, or $0.09 per share for the same period a year ago. The Company posted a loss from operations for the three months ended September 30, 2002 of $242,942 compared to a loss from operations of $108,980 during the three months ended September 30, 2001. The Company incurred interest charges during the period of $54,327 (net of interest income) primarily attributable to debt associated with structural steel operations. Contributing to the Company's overall net loss was $7,890 of losses in connection with the Company's equity interest in ForceOne, LLC. The Company's overall net loss was partially offset by an allocation of $96,823 of losses from structural steel operations allocated to minority interest shareholders.

Results of Operations: Nine Months Ended September 30, 2002

Net sales for the nine months ended September 30, 2002 were $2,954,881 compared to $493,293 for the same period in 2001. Gross profit for the three months ended September 30, 2002 was 408,534 compared to $157,584 for the same period last year.

Total operating expenses for the nine months ended September 30, 2002 were $771,927 compared to total operating expenses in 2001 of $750,455. No selling expenses were incurred during the nine months ended September 30, 2002 because the Company's structural steel operation does not maintain a standing sales force. Sales are generated through a bid process administered by the General Manager and Vice President of this business unit. Total operating expenses in 2001 were comprised of selling expenses of $156,480 and general and administrative expenses of $593,975.

The Company posted a net loss for the nine months ended September 30, 2002 of $450,141, or $0.34 per share compared to a net loss of $135,033, or $0.14 per share for the same period a year ago. The Company posted a loss from operations for the nine months ended September 30, 2002 of $363,393 compared to a loss from operations of $592,871 during the nine months ended September 30, 2001. The Company incurred interest charges during the period of $202,781 (net of interest income) primarily attributable to debt associated with structural steel operations. Contributing to the Company's overall net loss was $60,000 of losses in connection with the Company's equity interest in ForceOne, LLC. The Company's overall net loss was partially offset by an allocation of $149,873 of losses from structural steel operations allocated to minority interest shareholders.

Liquidity and Capital Resources:

Operating Activities

During the nine months ended September 30, 2002, the Company used net cash in operating activities of $216,403.

During the nine months ended September 30, 2002, the Company realized the benefit of allocating $149,873 of losses attributable to structural steel operations to minority interest shareholders.

During the nine months ended September 30, 2002, the Company recognized $60,000 of losses attributable to its equity investment in ForceOne, LLC.

For the nine months ended September 30, 2002 the Company decreased accounts receivable by $392,223 and decreased accounts payable by $625,549.

Investing Activities

During the nine months ended September 30, 2002 the Company collected 30,000 on notes receivable from an unrelated party and $36,000 in advances to an officer/director/shareholder of the Company. In addition, the Company issued a note receivable to a third party during the period in the approximate amount of $102,000 (see discussion below regarding the sale of the Colorado Springs property).

On July 31, 2002 the Company, through its wholly-owned subsidiary Palo Verde Group, Inc., sold a parcel of undeveloped commercial property located in Colorado Springs, Colorado for $540,000. The Company acquired the property in August 2001 by issuing 800,000 shares of the Company's common stock. The property was acquired subject to a first mortgage as to which the Company had an indemnity from a third party who was the principal debtor under the loan. The value of the first mortgage at the time of sale was approximately $102,000. The Company utilized the net proceeds from the sale to reduce $290,000 of long term debt and $75,000 of accounts payable. In addition, the Company repaid the third party first mortgage of $102,000 and subsequently took an assignment of the underlying note receivable from the third party debtor. The Company is currently receiving monthly principle and interest payments of $4,750 from the third party debtor.

On September 3, 2002 the Company, through its wholly-owned subsidiary Palo Verde Group, Inc., sold a parcel of undeveloped residential property located in Carefree, Arizona for $180,000. The property was acquired as part of the Company's acquisition of Palo Verde Group, Inc. in September 2000. Palo Verde had previously acquired the property for $275,000. As part of the sale the Company received an 18-month Option to repurchase the property for the sale price. The Option has been recorded on the Company's books at $95,000 (the difference between the Company's cost basis of $275,000 and the sale price of $180,000) and is reflected on the Company's financials statements as part of "land and property held for investment and sale". The Company utilized the sale proceeds to repay a first mortgage on the property of $94,000 and a second mortgage on the property of $62,500.

Financing Activities

The Company had term debt associated with structural steel operations of $1,599,508 at September 30, 2002. Structural steel operations also maintained revolving credit debt and capital lease obligations of $244,499 and $97,018, respectively at September 30, 2002. The balance of notes payable is comprised of a $125,000 note payable issued to an unrelated party to provide working capital for structural steel operations, $100,000 of notes payable from the ownership group of structural steel operations for working capital purposes and a related party note payable of $10,000.

As previously indicated, the land sales discussed above in "Investing Activities" retired approximately $450,000 of notes payable to unrelated third parties and banks and $75,000 of accounts payable.

During the nine months ended September 30, 2002 an officer/director/shareholder of the Company exercised common stock options generating proceeds to the Company of $13,500.

During the nine months ended September 30, 2002 the Company realized proceeds of $35,000 from a private placement of common stock.

Recent Events

On October 29, 2002 the Company, through its wholly-owned subsidiary Guardian Steel, Inc., received notice that Guardian Steel's 50%-owned subsidiary H&M Steel was in default on its obligations to its lender under certain Promissory Notes A, B & C for non-payment of principle and interest payments for July-October 2002. Promissory Notes A&B are due May 2003 and Promissory Note C was due October 2002. The principle balance of Promissory Notes A&B as of September 30, 2002 was $1,600,000. The principle balance of Promissory Note C as of September 30, 2002 was $245,000. The combined total indebtedness of $1,845,000 is reflected in the Company's financial statements under current liabilities as notes payable. Although H&M Steel has not received a default waiver from its lender, H&M and its lender are currently in negotiations to restructure the payment terms of Promissory Notes A, B & C. H&M's management is confident it will be successful in restructuring the payment terms of Promissory Notes A, B & C. However, at this time management cannot determine the impact of the satisfactory completion of these negotiations. H&M's failure to restructure the payment terms of Promissory Notes A, B & C would have a negative impact on H&M's financial condition.

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
GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
Date: November 19, 2002	By: /s/ J. Andrew Moorer J. Andrew Moorer, President and CEO

CERTIFICATION

I, J. Andrew Moorer, certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of Guardian Technologies International, Inc.;
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

Date:     November 19, 2002

/s/ J. Andrew Moorer
J. Andrew Moorer, President and CEO