Form 10KSB
period 2002-12-31
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2003-04-16
CIK 873198

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1933

For the fiscal year ended December 31, 2002

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

Common Stock, $.001 par value
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(s) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes [ X ] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $4,305,979.

The aggregate market value of the voting stock held by non-affiliates as of April 14, 2003 was approximately $602,760 based on the average bid and asked price of such stock.

The number of shares outstanding of issuer's Common Stock, $.001 par value, as of April 14, 2003 was 1,674,333.

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

       In 2002 and years prior, we also manufactured and distributed ballistic protective equipment.

       We also own a commercial building and real estate in Wyoming.

       Our executive offices are located at 7439 East Ridgecrest Road, Cave Creek, Arizona 85331. Our mailing address is P.O. Box 3618, Carefree, Arizona 85377. Our telephone and facsimile numbers are (480) 575-6972 and (480) 575-9307, respectively. We use the calendar year for our fiscal year.

OPERATIONS

General

       We have 100%-owned subsidiaries as follows:
Guardian Steel, Inc., which owns 50% of Structural Holdings, Inc.
-	structural steel fabrication,
Guardian Security and Safety Products, Inc., which owns a 33% member's interest in ForceOne, LLC
-	the manufacture and distribution of security and safety products, primarily ballistic protective equipment, and
Palo Verde Group, Inc.
-	real estate interests.

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

       We are pursuing this objective with a strategy comprised of the following components:
*

Expand Revenue Base. We are seeking to expand our revenue base by internal growth, leveraging our long-term relationships with regional and national construction and engineering firms, national and regional accounts, and other customers. We also intend to continue to grow our operations by developing new project capabilities and services and by targeting specific types of projects in which we have an existing reputation for expertise, such as military base projects. We believe that continuing to diversify our revenue base will reduce the impact of periodic adverse market or economic conditions.

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

       During the year ended December 31, 2002, we completed 12 contracts generating $4.3 million in total revenues.

Backlog

       We consider backlog an important indicator of our operating condition because our engineering, detailing, fabrication, and erection services are characterized by long lead times for projects and orders. We define our backlog of contract commitments as the potential future revenues to be recognized upon performance of contracts awarded to us. Backlog increases as new contract commitments are obtained, decreases as work is performed and the related revenues are recognized, and increases or decreases as modifications in work are performed under a contract. At December 31, 2002, we had a backlog of $1.7 million.

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

Our Employees

       As of December 31, 2002, we had one full time corporate employee. Guardian Steel, Inc., operating as Structural Holdings, Inc. dba H & M Steel, had 20 employees, four in management and administration and 16 in production. We consider our relationship with our employees to be good.

Ballistic Protective Equipment Business

       During 2002 and years prior, through ForceOne, LLC, we manufactured security and safety products, primarily ballistic protective equipment, including equipment commonly referred to as body armor.

       During the fourth quarter of 2001, GSSP did not contribute to a ForceOne, LLC member capital call and therefore relinquished its 51% ownership. Subsequent to December 31, 2001, GSSP converted a note receivable from ForceOne, LLC into a one-third interest in ForceOne, LLC. As such, this investment was accounted for under the equity method of accounting beginning January 1, 2002. Throughout 2002, GSSP reduced the value of its equity investment in ForceOne, LLC by its proportionate share of ForceOne, LLC losses. In February 2003, GSSP sold its remaining one-third interest in ForceOne, LLC to another member.

  Real Estate Interests

       In September 2000, the Company acquired the Palo Verde Group, Inc. in consideration of the issuance of 361,800 shares of the Company's common stock. The investment in Palo Verde Group represented an opportunity to enhance shareholder value by diversifying the Company's operations into a third industry. The initial real estate assets of Palo Verde consisted of the following:
*

Five acres of undeveloped real property located in Carefree, Arizona. The property was recorded on Palo Verde's books at that time at $275,000. On September 3, 2002, Palo Verde sold this real property for $180,000 repaying a first mortgage of $94,000 and a second mortgage of $62,500. A loss on the sale of $95,000 was recognized at the time of sale.

*

An 8,000 square foot building and associated real estate located in Thermopolis, Wyoming. The building has an estimated value, based on a recent appraisal, of $350,000 and is held subject to a first mortgage of $97,500 and a second mortgage of $125,000. During 2002, the building was leased to a local restaurant group for a five year period. Subsequent to year end, the tenant vacated the building for financial reasons. The building has been listed for sale.

       In August 2001, the Company, through Palo Verde, acquired a 4.88-acre parcel of undeveloped commercial real property located in Colorado Springs, Colorado. The property was acquired in consideration of the issuance of 800,000 shares of the Company's common stock. The property had an estimated value, based on an appraisal, of $659,000 and was held subject to a first mortgage of approximately $102,000 as to which the Company had an indemnity from a third party who was the principal debtor under the loan. On July 31, 2002, Palo Verde sold this real property for $540,000 repaying the first mortgage of $102,000 and subsequently received an assignment of the underlying note receivable from the third party debtor. In addition, Palo Verde used residual proceeds to retire $290,000 of long term debt and $75,000 of accounts payable. Palo Verde is currently receiving monthly principal and interest payments of $4,750 from the third party debtor.

       In August 2001, the Company, through Palo Verde, acquired a 100-acre parcel of undeveloped real property located near Thermopolis, Wyoming in consideration of the issuance of 100,000 shares of the Company's common stock. The Company acquired the property at the then appraised value of $225,000 and subsequently completed $25,000 of improvements to the property. The property was acquired subject to a first mortgage of approximately $150,000. The Company's cost basis in the property was $100,000. The real estate market in Wyoming declined substantially in late 2001 and several attempts by the Company to refinance the first mortgage during the fourth quarter were unsuccessful. As a result the holder of the first mortgage initiated foreclosure proceedings subsequent to year end and the property was sold at auction for the amount of the first mortgage in 2002.

       In light of the Wyoming land foreclosure and generally poor economic conditions, Palo Verde has implemented a plan of liquidating non-revenue producing real properties. The only remaining property of Palo Verde is the Wyoming commercial building. Now that the tenant has vacated, this property will be sold.

Termination of Acquisition of Vairex Corporation

       On February 19, 2001, we entered into an Agreement and Plan of Merger pursuant to which we had agreed to acquire Vairex Corporation, of Boulder, Colorado. Effective March 31, 2002, the merger agreement with Vairex terminated without consummation. As part of the termination of the merger agreement, we entered into a termination agreement with Vairex under which Vairex has issued to us 1,000,000 shares of Vairex common stock , a warrant representing the right to purchase up to 500,000 shares of Vairex common stock at $2.00 per share and also agreed to reimburse us for our legal costs incurred in connection with the unsuccessful merger transaction, not to exceed $60,000.

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

       During the fourth quarter of 2001 we contacted the owner of the building to begin negotiation of a buyout of the upper and lower level leases. Effective January 31, 2002, we executed a settlement agreement which assigned the two subleases to the owner and released us from any further obligations under both leases. The settlement amount of $104,050 was accrued on our books at December 31, 2001 and paid in 2002.

       Structural Holdings, through its wholly-owned subsidiary, H&M Steel, owns and operates structural steel fabrication facility which consists of five metal buildings containing approximately 40,000 square feet, located on 73.8 acres in Luther, Oklahoma

Item 3.       Legal Proceedings

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

       Other than as described in more detail below, we are not presently involved in any material legal proceedings:

       The Company's consolidated subsidiary, H&M Steel, was involved in litigation pertaining to work performed on the fuel cell corrosion control project (the "Project"). H&M Steel was the fabricator on the Project and hired two subcontractors (the sub-fabricator and the erector) to perform work for H&M Steel and ultimately for the general contractor. The two subcontractors and general contractor filed suit against H&M Steel for breach of contract and H&M Steel countersued both the general contractor and the subcontractors for breach of contract. H&M accrued adequate loss reserves in 2001 for the resolution of this matter. In 2002 this matter was satisfactorily resolved through mediation. H&M, prior to mediation, had settled with one of its subcontractors and recovered the cost of this settlement in mediation. H&M made no payment to either the second subcontractor or the general contractor as a result of mediation.

       In January 2002, the Company executed a lease settlement pertaining to two subleases for $104,050. The settlement released the Company from all of its obligations under the subleases. The settlement amount of $104,050 was accrued on the books of the Company at December 31, 2001 and paid in 2002.

       On April 10, 2002, a foreclosure action was filed in the District Court for the Fifth Judicial District, State of Wyoming, captioned Jonathan D. Edwards, Trustee v. Palo Verde Group, Inc., et al. In the action, the holder of the first mortgage against the commercial property located in Thermopolis, Wyoming owned by our subsidiary, Palo Verde Group, Inc. began a foreclosure action for nonpayment. The property was sold at auction in 2002 for the value of the first mortgage witih no residual liability to Palo Verde.

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

       Our common stock is now traded on the OTC Bulletin Board under the symbol "GDTI."

       The following table sets forth the high and low sales prices for each quarter during 1998, 1999, 2000, 2001 and 2002.
	Common Stock
Quarter Ended	Low	High
March 31, 2001	$0.06	$0.37
June 30, 2001	$0.26	$0.47
September 30, 2001	$0.27	$0.39
December 31, 2001	$0.07	$0.17
March 31, 2002	$0.05	$0.10
June 30, 2002	$0.04	$0.08
September 30, 2002	$0.12	$0.12
December 31, 2002	$0.36	$0.36

       There were approximately 264 record holders of our common stock as of April 14, 2003. This amount does not include beneficial owners of our common stock held in "street name."

       No dividends have been declared or paid by the Company, nor does the Company anticipate paying cash dividends on the shares of common stock in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	17,300	5.00
Total	17,300	$5.00	-0-

Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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
*

Developed program management policies and procedures to track costs incurred and profitability of jobs awarded providing timely management information so that problems, if they arise, can be rectified in a cost-efficient manner without sacrificing contract profit.

*	Initiated personnel reductions that generated cost savings of approximately $130,000 per year.
*	Eliminated management fees in the amount of $360,000 per year.
*

Restructured seller financing arrangements associated with subordinated notes, non-compete and consulting agreements. The total due under these arrangements was reduced from $951,000 to $650,000, a savings of $300,000. The $650,000 balance was repaid in 2001 from proceeds from the additional equity referred to above and through the assignment of contract proceeds on one specific contract awarded to H&M. The assignment retired the remaining $450,000 balance of the $650,000 in restructured seller financing arrangements.

*

Refinanced term debt deriving the cash flow benefit from more favorable payment terms with the new lender. The existing level of debt service of approximately $80,000 per month was reduced to approximately $38,000 per month in April 2001 and to an interest only basis from October 2001 to March 2002. Thereafter, the amount of the monthly payment is based on a percentage of average quarterly revenue.

*

Refinanced revolving debt deriving the cash flow benefit from more favorable payment terms with the new lender. In effect, the revolving debt in existence at the time of the refinancing was converted into additional term debt with more favorable payment terms than that of the revolving facility.

       The aforementioned activities were developed to afford H&M the ability to achieve profitability on lower sales volume, reduce debt service and eliminate or reduce the impact of problems incurred while performing on a job.

       Unfortunately, a significant slowdown in the economy and the impact of "9-11" on the release of government related projects caused a substantial decrease in work available for bid in 2002. A decrease in jobs available to bid produced increased competition for bids once jobs were released by general contractors and in certain situations, were awarded to steel fabricators willing to perform at zero profit. Since H&M had to bid jobs with enough profit to service its debt load, H&M often lost jobs to lower priced contractors. These factors contributed significantly to an overall decline in revenues at H&M below a level where H&M was able to service its previously restructured promissory note obligations with its lender in the latter half of 2002.

       In October 2002 H&M was notified that it was in default on its obligations to its lender under the promissory notes for non-payment of principal and interest payments since July 2002. The combined total indebtedness of $2,128,224 is reflected in the Company's financial statements under current liabilities as notes payable.

       H&M's management is currently in the process of attempting to restructure the payment terms of its promissory notes with its lender. However, at this time, management cannot determine the impact of the satisfactory completion of these negotiations. H&M's failure to restructure its debt position would have a negative impact on H&M's financial condition.

Armor Products:

       In late 1999, the Company determined it needed to restructure its armor business in order to achieve profitability. Management began implementing the restructuring plan during the first quarter of 2000 with implementation completed by December 31, 2000.

       In the latter part of 2001, the Company determined that the business plan developed for ForceOne, LLC was not effective and decided that no additional funding would be provided to the armor division.

       During the fourth quarter of 2001, GSSP did not contribute to a ForceOne, LLC member capital call and therefore relinquished its previously held 51% ownership interest. Subsequent to December 31, 2001 GSSP converted a note receivable from ForceOne, LLC into a one-third interest in ForceOne, LLC. As such, this investment was accounted for under the equity method of accounting beginning January 2002. Throughout 2002, GSSP reduced the value of its equity investment in ForceOne, LLC by its proportionate share of ForceOne, LLC losses. In February 2003, GSSP sole its remaining one-third interest in ForceOne, LLC to another member.

Real Estate Interests:

       In September 2000, the Company acquired the Palo Verde Group, Inc. in consideration of the issuance of 361,800 shares of the Company's common stock. The investment in Palo Verde Group represented another opportunity to enhance shareholder value by diversifying the Company's operations into a third industry. The initial real estate assets of Palo Verde consisted of the following:
*

Five acres of undeveloped real property located in Carefree, Arizona. The property was recorded on Palo Verde's books at that time at $275,000. On September 3, 2002, Palo Verde sold this real property for $180,000 repaying a first mortgage of $94,000 and a second mortgage of $62,500. A loss on the sale of $95,000 was recognized at the time of sale.

*

An 8,000 square foot building and associated real estate located in Thermopolis, Wyoming. The building has an estimated value, based on a recent appraisal, of $350,000 and is held subject to a first mortgage of $97,500 and a second mortgage of $125,000. During 2002, the building was leased to a local restaurant group for a five year period. Subsequent to year end, the tenant vacated the building for financial reasons. The building has been listed for sale.

       In August 2001, the Company, through Palo Verde, acquired a 4.88-acre parcel of undeveloped commercial real property located in Colorado Springs, Colorado. The property was acquired in consideration of the issuance of 800,000 shares of the Company's common stock. The property had an estimated value, based on an appraisal, of $659,000 and was held subject to a first mortgage of approximately $102,000 as to which the Company had an indemnity from a third party who was the principal debtor under the loan. On July 31, 2002, Palo Verde sold this real property for $540,000 repaying the first mortgage of $102,000 and subsequently received an assignment of the underlying note receivable from the third party debtor. In addition, Palo Verde used residual proceeds to retire $290,000 of long term debt and $75,000 of accounts payable. Palo Verde is currently receiving monthly principal and interest payments of $4,750 from the third party debtor.

       In August 2001, the Company, through Palo Verde, acquired a 100-acre parcel of undeveloped real property located near Thermopolis, Wyoming in consideration of the issuance of 100,000 shares of the Company's common stock. The Company acquired the property at the then appraised value of $225,000 and subsequently completed $25,000 of improvements to the property. The property was acquired subject to a first mortgage of approximately $150,000. The Company's cost basis in the property was $100,000. The real estate market in Wyoming declined substantially in late 2001 and several attempts by the Company to refinance the first mortgage during the fourth quarter were unsuccessful. As a result the holder of the first mortgage initiated foreclosure proceedings subsequent to year end and the property was sold at auction for the amount of the first mortgage in 2002.

       In light of the Wyoming land foreclosure and generally poor economic conditions, Palo Verde has implemented a plan of liquidating non-revenue producing real properties. The only remaining property of Palo Verde is the Wyoming commercial building. Now that the tenant has vacated, this property will be sold.

Results of Operations

Twelve Months Ended December 31, 2002 Compared To Twelve Months Ended December 31, 2001

       It should be noted that the discussion of results of operations for 2002 reflects items of income and expense generated by the Company's structural steel operations while the discussion of results of operations for 2001 reflects items of income and expense generated by the Company's structural steel operations from October 1, 2001 through December 31, 2001 and items of income and expense generated by the Company's armor operations from January 1, 2001 through September 30, 2001.

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

       Net sales for the twelve months ended December 31, 2002 were $4,305,979 compared to net sales for the twelve months ended December 31, 2001 of $1,651,781 (comprised of sales from structural steel operations of $1,015,950 and armor operations of $635,831). Although structural steel sales increased $2,654,198 year to year, structural steel sales in 2001 only reflect activity from October 1, 2001 through December 31, 2001 (the period in which the Company began consolidating structural steel operations). Total structural steel sales of H&M in 2001 (from January 1, 2001 through December 31, 2001) were $11,400,000.

       In general, a significant slowdown in the economy and the impact of "9-11" on the release of government related projects caused a substantial decrease in work available for bid in 2002. A decrease in jobs available to bid produced increased competition for bids once jobs were released by general contractors. Increased competition results in lower margins because companies are willing to take jobs at little or no margin to maintain a stable work force. These factors contributed significantly to an overall decline in revenues at H&M.

       Gross profit for the twelve months ended December 31, 2002 was $1,004,306 or 23% compared to gross profit for the twelve months ended December 31, 2001 of $328,447 (comprised of gross profit from structural steel operations of $148,704, 15% and armor operations of $179,743, 28%). Although the gross profit percentage from structural steel operations improved from 15% in 2001 to 23% in 2002, an indication of increased efficiency on certain jobs completed in 2002, the most significant contribution to the increase in gross profit dollars is an overall increase in sales.

       Total operating expenses for the twelve months ended December 31, 2002 were $2,486,062 and included a charge associated with impairment of goodwill attributable to the Company's investment in Structural Holdings of $1,143,534. Total operating expenses for the twelve months ended December 31, 2001 were $1,716,582 and included selling expenses related to armor operations of $243,539, a charge associated with impairment of land and property held for investment and sale purposes of $219,000 and a charge related to the write-off of the Company's equity investment in ForceOne, LLC of $173,306. No selling expenses were incurred in 2002 because the Company's structural steel operation does not maintain a standing sales force. Sales are generated through a bid process administered by the General Manager and Vice President of H&M.

       The Company posted a net loss for the twelve months ended December 31, 2002 of $1,723,223 or $1.22 per share compared to a net loss of $1,039,755 or $0.97 per share for the same period a year ago. The one time charge of $1,143,534 attributable to impairment of goodwill contributed significantly to the overall loss sustained by the Company.

Liquidity and Capital Resources

Overview

       The Company incurred losses of $1,723,223 and $1,039,755 for the years ended December 31, 2002 and 2001 respectively and has a working capital deficit of $2,402,650 as of December 31, 2002.

       During 2002, the Company's main operating subsidiary, Structural, through its wholly owned subsidiary H&M, incurred a charge for good will impairment of $1,143,534 offsetting net income of this subsidiary of $161,142.

       In October 2002 H&M, was notified that it was in default on its obligations to its lender under the promissory notes for non-payment of principal and interest payments since July 2002. The combined total indebtedness of $2,182,224 is reflected in the Company's financial statements under current liabilities as notes payable.

       H&M's management is currently in the process of attempting to restructure the payment terms of its promissory notes with its lender. However, at this time, management cannot determine the impact of the satisfactory completion of these negotiations. H&M's failure to restructure its debt position would have a negative impact on H&M's financial condition.

Operating Activities

       During the twelve months ended December 31, 2002, the Company used net cash in operating activities of $851,197.

       During the twelve months ended December 31, 2002, the Company issued common stock for services in the amount of $111,899 pertaining primarily to services of the Company's president in lieu of cash compensation for salary ($45,000), consulting services ($10,000) and board compensation in lieu of cash ($9,000).

       During the twelve months ended December 31, 2002, The Company allocated $80,571 of income attributable to the operations of Structural. The Company also recognized a charge for goodwill impairment associated with Structural of $1,143,534.

       During the twelve months ended December 31, 2002, the Company recognized $95,000 in losses attributable to its equity investment in ForceOne, LLC.

       For the twelve month period ended December 31, 2002, the Company increased accounts receivable by $197,727 and decreased accounts payable by $460,271. Accounts payable decreased as cash flow from Structural facilitated a reduction of trade payables.

Investing Activities

       In July 2002, the Company, through Palo Verde, sold a parcel of undeveloped commercial property located in Colorado Springs, Colorado for $540,000. The Company acquired the property in August 2001 by issuing 800,000 shares of the Company's common stock. The property was acquired subject to a first mortgage as to which the Company had an indemnity from a third party who was the principal debtor under the loan. The value of the first mortgage at the time of the sale was approximately $102,000. The Company repaid the third party first mortgage at closing and subsequently took an assignment of the underlying note receivable from the third party debtor. The Company is currently receiving monthly principal and interest payments from the third party debtor. A portion of the residual proceeds were used to retire debt.

       In September 2002 the Company, through Palo Verde, sold a parcel of undeveloped property located in Carefree, Arizona for $180,000. The property was acquired as part of the Company's acquisition of Palo Verde in September 2000 for $275,000. The Company recorded a $95,000 loss on the sale and utilized a portion of the sale proceeds to retire debt.

Financing Activities

       The Company had notes payable associated with Structural of $2,182,224. In October 2002 H&M, was notified that it was in default on its obligations to its lender under the promissory notes for non-payment of principal and interest payments since July 2002. The combined total indebtedness of $2,182,224 is reflected in the Company's financial statements under current liabilities as notes payable.

       H&M's management is currently in the process of attempting to restructure the payment terms of its promissory notes with its lender. However, at this time, management cannot determine the impact of the satisfactory completion of these negotiations. H&M's failure to restructure its debt position would have a negative impact on H&M's financial condition.

       During 2002 the Company's president exercised 2,700 common stock options generating proceeds to the Company of $13,500.

       During 2002, the Company received proceeds of $35,000 in a private placement of its common stock.

Recent Developments

       On February 19, 2001, we entered into an Agreement and Plan of Merger pursuant to which we had agreed to acquire Vairex Corporation, of Boulder, Colorado. Effective March 31, 2002, the merger agreement with Vairex terminated without consummation. As part of the termination of the merger agreement, we entered into a termination agreement with Vairex under which Vairex has issued to us 1,000,000 shares of Vairex common stock , a warrant representing the right to purchase up to 500,000 shares of Vairex common stock at $2.00 per share and also agreed to reimburse us for our legal costs incurred in connection with the unsuccessful merger transaction, not to exceed $60,000.

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

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which become effective January 2003. SFAS No. 146 generally requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This pronouncement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of the statement will have a material impact on its financial position or results of operations.

       In December 2002, the FASB issued Statements of Financial Accounting Standards No. 148, "Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year o adoption as of the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and plans on continuing using this method to account for stock options, therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company has adopted the new SFAS 148 disclosure requirements of SFAS 148 in these financial statements.

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

Item 7.       Financial Statements

The following financial statements are filed as part of this report beginning on page F-1:

INDEX TO FINANCIAL STATEMENTS
PAGE
Independent Auditors' Reports
Consolidated Balance Sheet - December 31, 2002
Consolidated Statements of Operations - For the Years Ended December 31, 2002 and 2001
Consolidated Statement of Changes in Shareholders' Equity - For the Years Ended December 31, 2002 and 2001
Consolidated Statements of Cash Flows - For the Years Ended December 31, 2002 and 2001
Notes to Consolidated Financial Statements

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Guardian Technologies International, Inc.
Carefree, Arizona

We have audited the accompanying balance sheet of Guardian Technologies International, Inc. and Subsidiaries as of December 31, 2002 and the related statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guardian Technologies International, Inc. and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has sustained losses from operations and has a net working capital deficiency which raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
April 9, 2003

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Guardian Technologies International, Inc.
Carefree, Arizona

We have audited the statement of operations, shareholders' equity, and cash flows of Guardian Technologies International, Inc. and Subsidiaries for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, changes in shareholders' equity and cash flows of Guardian Technologies International, Inc. and Subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

HEIN + ASSOCIATES LLP

Denver, Colorado
April 11, 2002

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$ 51,266
Accounts receivable, net of allowance for doubtful accounts of $77,000	825,193
Notes/advances receivable:
Related party	23,500
Other	45,520
Prepaid expenses and other	230,807
Total current assets	1,176,286
Other Assets:
Property and equipment, net of accumulated depreciation	1,092,155
Note receivable and equity investment, net	5,000
Land and property held for investment and sale purposes, net of accumulated depreciation of $9,805	288,451
Goodwill	1,035,794
Total other assets	2,421,400
Total Assets	$ 3,597,686

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 548,570
Accrued expenses	625,642
Notes payable
Related	228,500
Other	2,182,224
Total current liabilities	3,578,936
Total liabilities	3,578,936
Minority Interest
Commitments and Contingencies (Notes 1,3,7,8,9,12)
Shareholders' Equity:
Preferred stock, $.20 par value, 1,000,000 shares authorized; none issued and outstanding	-
Common stock, $.001 par value; 15,000,000 shares authorized, 1,674,333 shares issued and outstanding	1,674
Additional paid-in capital	7,701,277
Accumulated deficit	(7,684,201)
Total shareholders' equity	18,750
Total Liabilities and Shareholders' Equity	$ 3,597,686

See accompanying notes to these consolidated financial statements.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended December 31,
	2002	2001

Revenues:
Steel	$ 4,305,979	$ 1,015,950
Armor	-	635,831
Total revenues	4,305,979	1,651,781

Cost of Sales:
Steel	3,301,673	867,246
Armor	-	456,088
Total cost of sales	3,301,673	1,323,334

Gross Profit	1,004,306	328,447

Operating Expenses:
Selling expenses	-	243,539
General and administrative	1,342,528	1,080,737
Impairment of land and property held for investment and sale purposes	-	219,000
Impairment of goodwill of investment in Structural Holdings	1,143,534	-
Write-off of equity interest and receivable of forfeited interest in subsidiary	-	173,306
Total operating expenses	2,486,062	1,716,582
Operating (Loss)	(1,481,756)	(1,388,135)

Other Income (Expense):
Interest income (expense), net	(268,831)	(128,420)
Minority interest in ForceOne, LLC	-	207,868
Minority interest in Structural Holdings, Inc.	(80,571)	111,820
Rental income (expense), net	12,000	(69,682)
Loss on sale of assets	(11,250)	-
Miscellaneous income(expense)	202,185	(93,206)
Total other income(expense)	(146,467)	28,380

Loss Before Earnings (Loss) From Equity Investments	(1,628,223)	(1,359,755)

Equity in net earnings of investment in Structural Holdings	-	320,000
Equity in net (loss) of investment in ForceOne, LLC	(95,000)	-
Net Loss	$ (1,723,223)	$ (1,039,755)

Net Loss per Common Share, Basic and Dilutive	$ (1.22)	$ (0.97)

Average Common Shares Outstanding, Basic and Dilutive	1,411,053	1,073,349

See accompanying notes to these consolidated financial statements.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
	Common Stock		Additional Paid-In	Accumulated Deficit	Total
	Shares	Amount	Capital
Balances, January 1, 2001	799,138	$ 799	$ 5,955,395	$ (4,921,223)	$ 1,034,971

Issuance of common stock:

Warrants exercised, net of offering costs of $76,890	69,736	70	196,468	-	196,538

Services	192,459	192	455,128	-	455,320

Options exercised	40,000	40	95,460	-	95,500

Property Acquisition	180,000	180	758,820	-	759,000

Debt retirement	20,000	20	49,980	-	50,000

Net loss	-	-	-	(1,039,755)	(1,039,755)

Balances, December 31, 2001	1,301,333	$1,301	$ 7,511,251	$ (5,960,978)	$ 1,551,574

Issuance of common stock:

Options exercised	2,700	3	13,497	-	13,500

Private placement	70,000	70	34,930	-	35,000

Services	180,300	180	111,719	-	111,899

Debt retirement	120,000	120	29,880	-	30,000

Net loss	-	-	-	(1,723,223)	(1,723,223)

Balances, December 31, 2002	1,674,333	$1,674	$ 7,701,277	$ (7,684,201)	$ 18,750

See accompanying notes to these consolidated financial statements.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2002	2001
Cash Flows from Operating Activities:
Net loss	(1,723,223)	$ (1,039,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	131,805	101,580
Impairment of goodwill of investment in Structural Holdings	1,143,534	-
Amortization of deferred financing costs	-	122,681
Write-off of equity interest and receivable of forfeited interest in subsidiary	-	173,306
Impairment of land and property held for investment and sale purposes	-	219,000
Minority interest in subsidiary income (loss)	80,571	(319,688)
Common stock and options for services	111,899	455,320
Equity in (net earnings) loss of investment	95,000	(320,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(197,727)	760,837
Other A/R	-	40,242
Prepaid expenses and other	30,394	(11,675)
Costs and estimated earnings in excess of billings (billings in excess of costs and estimated earnings), net	(49,076)	(224,746)
Increase (decrease) in:
Accounts payable	(460,271)	(298,296)
Accrued expenses	(14,103)	(3,596)
Net cash used in operating activities	(851,197)	(344,790)
Cash Flows from Investing Activities:
Purchase of property and equipment	(120,548)	(3,961)
Purchase of land held for investment and sale purposes	-	(34,069)
Sale of property and equipment	815,000
Issuance of notes receivable/advances	-	(49,235)
Collection on notes receivable	33,715	320,000
Investment in and advances to Structural Holdings, Inc. and other	-	(412,227)
Net cash used in investing activities	728,167	(179,492)

Cash Flows from Financing Activities:
Payments on capital leases	(32,237)	(8,688)
Contribution from minority interests	-	244,612
Proceeds from issuance of notes payable	137,500	74,950
Payment on notes payable	(73,831)	(71,157)
Exercise of warrants	-	196,538
Exercise of options	13,500	95,500
Issuance of common stock	35,000	70,040
Net cash provided by financing activities	79,932	601,795
Increase (Decrease) in Cash and Cash Equivalents	(43,098)	77,513
Cash and Cash Equivalents, beginning of period	94,364	16,851
Cash and Cash Equivalents, end of period	$ 51,266	$ 94,364
Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 280,342	$ 260,079
Non-Cash Investing and Financing Activities:
Accounts payable converted to debt	$ -	$ 110,000
Stock issued for retirement of debt	$ 30,000	$ 50,000
Stock issued for the purchase of land	$ -	$ 759,000

See accompanying notes to these consolidated financial statements.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Nature of Business and Significant Accounting Policies:

Nature of Operations - Guardian Technologies International, Inc. ("Guardian Corp.") is incorporated in the State of Delaware. In September of 2000, Guardian Corp. completed a reorganization in which it formed Guardian Steel ("Steel") to manage Guardian Corp.'s steel division and Guardian Security and Safety Products ("GSSP") to manage Guardian Corp.'s security and safety products division. Both Steel and GSSP are wholly-owned subsidiaries of Guardian Corp. Following the reorganization, GSSP formed Guardian Armor, LLC, a Delaware Limited Liability Company, which was later re-named ForceOne, LLC.

In September of 2000, GSSP transferred the majority of its assets and liabilities associated with the armor division to ForceOne, LLC in exchange for a 51% membership interest. During the fourth quarter of 2001, GSSP did not contribute to a ForceOne, LLC member capital call and therefore relinquished its 51% ownership. For financial statement purposes, the consolidation and ownership interest in ForceOne, LLC ceased as of November 30, 2001. Subsequent to December 31, 2001, GSSP converted a note receivable into a one-third interest in ForceOne, LLC. As such, this investment is accounted for under the equity method of accounting beginning on January 1, 2002. ForceOne, LLC manufactures and distributes soft armor products, primarily superior quality ballistic protective vests, for law enforcement officers, armed forces personnel, and other legitimate individuals or groups requiring protective equipment.

During 1999, Guardian Corp. acquired a 50% interest in Structural Holdings, Inc. (Structural), which in September of 2000 was transferred to Steel. Prior to October 1, 2001, Steel accounted for Structural under the equity method of accounting due to a lack of control. As a result of a change in management and control, Steel has consolidated Structural effective October 1, 2001. Structural is a holding company and its only investment at December 31, 2002 is 100% of the common stock of H&M Steel (H&M). H&M is engaged in the business of structural steel fabrication.

In September 2000, Guardian Corp. acquired 100% of Palo Verde Group, Inc. ("Palo Verde"), a Colorado Corporation. The assets of Palo Verde consist of certain real property in Thermopolis, Wyoming, held for investment and/or sale.

Basis of Presentation - The accompanying financial statements have been prepared in conformity with generally accepted accounted principles, which contemplates continuation of the Company as a going concern. H&M is materially in default on payments to a debt holder that has all of H&M's assets and business as collateral. Failure of H&M to cure the default could result in foreclosure on all the assets and business of H&M. Contingencies exist with respect to this matter, the ultimate resolution of which cannot presently be determined. Additionally, the Company has sustained losses from operations and has a net working capital deficiency. The above factors raise substantial doubt about the Company's ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

Management is in the process of attempting to sell certain assets and reduce operating expenses. Management believes that its ability to sell certain assets and reduce operating expenses provide an opportunity for the Company to continue as a going concern.

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

As long-term contracts extend over one or more periods, revisions in estimates of costs and earnings during the course of the work are reflected in the accounting period in which the facts which require the revision become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the financial statements. Costs and estimated earnings on contracts in progress in excess of billings, net of amounts billed in excess of costs and estimated earnings, are classified as other current assets. At December 31, 2002, the Company had an insignificant number of jobs in progress.

Income related to ForceOne was recognized upon shipment of product. Income related to direct sales of equipment and parts was recognized upon shipment.

The Company had allowances for doubtful accounts of $77,000 at December 31, 2002, which was provided based on the Company's collection experience.

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

A significant portion of the Company's revenues are generated on projects in Southwestern United States. Sales to unaffiliated customers which represent 10% or more of the Company's sales for the year ended December 31, 2002 and 2001 were as follows (as a percentage of sales):

Customer	2002	2001
A	30%	23%
B	18%	16%
C	12%	16%

Purchases from unaffiliated vendors which represent 10% or more of the Company's purchases for the year ended December 31, 2002 and 2001 were as follows (as a percentage of cost of sales):

Vendor	2002	2001
A	24%	15%
B	-	-
C	-	-

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

A summary of the estimated useful lives follows:
Buildings	39 years
Office furniture and equipment	5 - 7 years

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

Net Loss Per Common Share - The Company has adopted SFAS No. 128 which establishes standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of EPS - basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At December 31, 2002 and 2001, the Company had warrants and options outstanding to purchase 650,264 and 20,000 shares of common stock, respectively. All warrants and options outstanding had an anti-dilutive effect and were therefore excluded from the calculation of diluted EPS for fiscal 2002 and 2001. Accordingly, basic and diluted EPS are the same for each year.

Comprehensive Loss - SFAS No. 130 establishes standards for reporting and display of comprehensive loss, its components and accumulated balances. Comprehensive loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Comprehensive loss was the same as net loss in 2002 and 2001.

New Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. During 2002, the Company ceased amortization of goodwill and tested goodwill for impairment under these standards. This resulted in a reduction in amortization of approximately $220,000 per year. During 2002 all goodwill related to the Company's investment in Structural Holdings was written down by $1,143,534 as a result of determinations that impairments existed. The net carrying value of goodwill, after the write-down , totaled $1,035,794.

In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. During 2002, the Company adopted these statements which had no material effect on its financial position, results of operations, or cash flows.

In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. During 2002, the Company recorded a provision for impairment of long-lived assets, including goodwill totaling $1,145,534.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which become effective January 2003. SFAS No. 146 generally requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This pronouncement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of the statement will have a material impact on its financial position or results of operations.

In December 2002, the FASB issued Statements of Financial Accounting Standards No. 148, "Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year o adoption as of the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and plans on continuing using this method to account for stock options, therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company has adopted the new SFAS 148 disclosure requirements of SFAS 148 in these financial statements.

2.     Reverse Stock Split:

During 2002, the Company effected a one-for-five reverse stock split. All references to common stock have been retroactively adjusted to give effect to this reverse split.

3.     Merger, Acquisition and Reorganization:

On September 27, 2000, the Company completed the acquisition of 100% of the issued and outstanding shares of common stock of Palo Verde Group, Inc., a Colorado corporation. In the transaction, Guardian issued 361,800 shares of its common stock to the sole shareholder (RMF) of Palo Verde Group, Inc. Palo Verde did not have any operations; only non-revenue generating assets and a note payable. The estimated fair market value of the assets acquired equaled the value of the Company's stock. Under the terms of the agreement, Guardian has agreed to use its best efforts to register the 72,360 shares of Guardian common stock. The acquisition was accounted for by the purchase method. The assets of Palo Verde Group, Inc. consists of certain real property located in Thermopolis, Wyoming.

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

4.     Notes Receivable/Advance:

The Company has a note receivable from an entity with a balance due of $45,520 at December 31, 2002. The note receivable is not collateralized.

As of December 31, 2002, the Company had advances to an officer/director/shareholder, of $23,500, which are uncollateralized, bear no interest, and have no written repayment terms.

5.     Property and Equipment:

Property and equipment consists of the following at December 31, 2002:
Land and buildings	$ 822,584
Furniture and equipment	737,373
1,559,957
Accumulated depreciation	(467,802)
$ 1,092,155

Depreciation expense for the years ended December 31, 2002 and 2001 was $131,805 and $117,964, respectively.

6.     Land and Property Held for Investment and Sale Purposes:

In the acquisition of Palo Verde in 2000, the Company obtained land and a commercial building in Thermopolis, Wyoming recorded at $150,000, net of a related mortgage. In 1991, the Company purchased land in Colorado Springs valued at $659,000 and land in Wyoming for $100,000 (net of a related mortgage) in exchange for common stock. These values were based upon third party appraisals. During the fourth quarter of 2001, the Company wrote off its $100,000 Wyoming property as a result of bank foreclosure on the property and wrote down its Colorado Springs property by $119,000 to reflect its estimated the net realizable value as a result of a current pending sales contract. During 2002 the Company refinanced the $97,500 balance of the mortgage payable on the Thermopolis, Wyoming property. (See Note 7.)

Land and property held for investment and sale consists of the following at December 31, 2002:
Land and property held for investment and sale	$ 298,256
Accumulated depreciation	(9,805)
$ 288,451

7.     Notes Payable:

The Company has two notes payable to a related party totaling $222,500. The notes were due December 31, 2002, but were not paid. An extension was received to December 31, 2003. The notes are collateralized by the Thermopolis, Wyoming real estate. The first note of $97,500 bears interest at the rate of 8% per annum. The second note of $125,000 has an interest rate of 12% and is convertible into common stock at $2.50 per share.

H & M Steel has notes payable to an entity totaling approximately $2,182,224. The notes are in default and have been classified as current liabilities. The notes are collateralized by all of the assets and business of H & M Steel and bear interest at an average rate of approximately 10.5%.

In October 2002 H&M was notified that it was in default on its obligations to its lender under the promissory notes for non-payment of principal and interest payments since July 2002. The combined total indebtedness of $2,128,224 is reflected in the Company's financial statements under current liabilities as notes payable.

H&M's management is currently in the process of attempting to restructure the payment terms of its promissory notes with its lender. However, at this time, management cannot determine the impact of the satisfactory completion of these negotiations. H&M's failure to restructure its debt position would have a negative impact on H&M's financial condition.

8.     Shareholders' Equity:

Preferred Stock - The Company has the authority to issue 1,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares as may be determined by the Board of Directors. There were no outstanding shares of preferred stock at December 31, 2002.

In January 2000, the Company sold 150,000 units (comprised of 0.40 common shares and 4.8 common stock purchase warrants) for $1.50 each receiving net proceeds of $225,000. The warrants have the following terms:
Warrant	Price	Period*
Class A	$3.750	30 days
Class B	4.375	60 days
Class C	5.00	90 days
Class D	5.625	120 days
Class E	6.250	150 days
Class F	7.50	180 days
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

During 2001, the Company issued 192,400 shares of common stock valued at $455,320 for services and 180,000 shares of common stock valued at $759,000 for property acquired. In addition, 20,000 shares of common stock valued at $50,000 were issued as partial retirement of debt.

During 2001, 50,668 Class A warrants were exercised for proceeds of $190,005 and 19,068 Class B warrants were exercised for proceeds of $83,423. Proceeds from both Class A and Class B warrants were net of offering costs totaling $76,890.

Stock Option Plans - In 1997, the shareholders approved a stock option plan authorizing options for 60,000 shares of the Company's common stock. Under the terms of the plan, the exercise price of non-qualified options will be the lesser of the book value per share of the common stock as of the end of the Company's fiscal year immediately preceding the date of such grant or 50% of the fair market value per share of the common stock on the date of such grant. For incentive stock options, the exercise price shall not be less than fair market value per share at the date of such grant. Options shall expire on the date specified by the Board but not more than 10 years from the date of grant for non-qualified and incentive stock options and options granted to employees expire 90 days after termination.

Following is a summary of activity under the stock option plan for the years ended December 31, 2002 and 2001:

	2002		2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	20,000	5.00	40,000	$ 6.025
Granted	-		20,000	1.25
Exercised	(2,700)	5.00	(20,000)	1.25
Exercised	-		(20,000)	3.525
Expirations	-	-	-	-

Outstanding, end of year	17,300	$ 5.00	20,000	$ 5.00

Vested Options	17,300	$ 5.00	20,000	$ 5.00

All options granted during 2002 and 2001 were to employees and directors. The exercise price of all the options granted in 2001 approximately equaled the market price of the stock on grant date.

If not previously exercised or forfeited, vested options outstanding at December 31, 2002 will expire in the year ending December 31, 2007 at a weighted average exercise price of $5.00 per share. At December 31, 2002, the weighted average remaining contractual life of options outstanding was approximately 60 months.

The fair value of each option granted in 2002 and 2001 was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions:
	2002	2001
Expected volatility	-	213.9%
Risk-free interest rate	-	4.8%
Expected dividends	-	-
Expected terms (in years)	-	1.0

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
	Year Ended December 31,
	2002	200
Net loss applicable to common shareholders:
As reported	(1,723,223)	$(1,039,755)
Pro forma	(1,723,223)	$(1,051,755)
Net loss per common shareholders:
As reported - basic and diluted	$ (1.22)	$ (.97)
Pro forma - basic and diluted	$ (1.22)	$ (1.00)

9.     Income Taxes:

There was no provision for income taxes for the years ended December 31, 2002 or 2001 due to net operating losses, and deferred tax assets being offset by a valuation allowance.

The net deferred tax asset for the years ended December 31, are comprised of the following:
	2002	2001
Current Deferred Tax Assets (Liabilities)
Vacation liability	$ 563	$ 2,642
Allowance for doubtful accounts	28,875	184,458
	29,438	187,100
Valuation allowance	(29,438)	(187,100)
Net current deferred tax asset (liability)	$ -	$ -

Non-compete agreement	$ -	$ 71,686
Property and equipment	(149,500)	(162,981)
Equity investment and impairment	643,368	214,543
Write down of property/receivables	107,200	105,746
Net operating loss carry forward	2,251,069	1,903,660
	2,852,137	2,132,654
Valuation allowance	(2,852,137)	(2,132,654)
Net long-term deferred tax asset	-	-
Total net deferred tax assets	$ -	$ -

Total income tax expense for 2002 and 2001 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:
	2002	2001

Statutory rate	(34%)	(34%)
State income taxes, net of Federal income tax benefit	(5%)	(5%)
Increase in valuation allowance related to net operating loss carryforwards and change in temporary differences	39%	39%
	-	-

In 2002 and 2001, the valuation allowance increased $1,694,343 and $517,019, respectively. At December 31, 2002, the Company has net operating loss carryforwards of approximately $6,002,851 available under provisions of the Internal Revenue Code to be applied against future taxable income. These carryforwards are subject to annual limitations on utilization and expire from December 31, 2011 through December 31, 2022. A change in control of the Company could result in limitations and restrictions on use of the loss carryforwards.

10.     Fourth Quarter Adjustments:

During the fourth quarter of 2001, the Company recognized a loss in Structural of approximately $225,000. This loss was primarily the result of Structural adjusting its calculation for profit on long-term contracts substantially completed prior to the Company's fourth quarter.

During the fourth quarter of 2002, the Company recognized an impairment loss of $1,143,534 related to its investment in Structural Holdings.

11.     Business Segments:

During 2001, the Company has three reportable segments and accounted for corporate general and administrative expenses separately from operational general and administrative expenses.

During 2002, the Company had only two segments, Structural Steel Fabrication and Real Estate.

Although all segments are managed as part of an integrated enterprise, they are reported herein in a manner consistent with the internal reports prepared for management.

Transactions between reportable segments are recorded at cost. Substantially all operating expenses are identified per each segment. Substantially all of the Company's assets are located in the United States of America.

The reportable segments are as follows:

1)    Structural Steel Fabrication:

The Company, through Structural Holdings, fabricates and erects structural steel for governmental, military, commercial and industrial construction projects.

2)    Body Armor Manufacturing:

The Company, through ForceOne, manufactured ballistic equipment, including equipment commonly referred to as body armor used by law enforcement and correctional personnel.

3)    Real Estate:

The Company, through Palo Verde Group, owns a commercial building and real estate in Wyoming. This property is held for investment and with the intent to resell it in the future.
Description	Year	Real Estate	Body Armor	Steel Fabrication	Corporate	Total

Net sales	2002	$ -	$ -	$4,305,979	$ -	$4,305,979
	2001	$ -	$ 635,832	$1,015,949	$ -	$1,651,781

Loss from operations	2002	(162,987)	-	(975,131)	(343,638)	(1,481,756)
	2001	(18,464)	(286,597)	(148,192)	(934,882)	(1,388,135)

Interest income	2002	-	-	6,387	5,124	11,511
	2001	-	6,012	27,090	19,540	52,642

Interest expense	2002	(12,422)	-	(267,806)	(114)	(280,342)
	2001	(16,794)	(4,183)	(154,072)	(6,015)	(181,064)

Depreciation and amortization	2002	4,124	-	127,681	-	131,805
	2001	-	-	117,964	-	117,964

Equity in net income (loss) accounted for by the equity method	2002	-	95,000	-	-	95,000
	2001	-	208,180	111,820	-	320,000

Total Assets	2002	194,123	5,000	3,321,318	77,245	3,597,686
	2001	1,022,621	-	4,981,332	363,530	6,367,483

Investment in equity method investors	2002	-	-	-	-	-
	2001	-	207,868	111,820	-	319,688

Noncash Items:

Stock issued for the purchase of land	2002	-	-	-	-	-
	2001	-	-	-	759,000	759,000

12.     Employment Agreement

The Company has entered into an employment agreement with its President that perpetually renews each December 31. If the Company elects to terminate this agreement without cause or there is a change in control of the Company, the employment agreement shall be extended for an additional 24 months from the date of such event. The agreement provides for annual base compensation of $120,000 with annual increases of not less than 10%. The agreement also provides for certain other employment benefits.
Item 8.	Changes and Disagreements with Accountants on Accounting and Financial Disclosures

None.

PART III

Item 9.       Directors and Executive Officers

       Our executive officers and directors are listed in the table below and brief summaries of their business experience and certain other information with respect to them are set forth thereafter.
Name	Age	Position
J. Andrew Moorer	41	Director and President/CEO
Kevin L. Houtz*	40	Director and Secretary
David W. Stevens*	66	Director

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

Board of Directors

       Our certificate of incorporation authorizes our board to consist of up to seven directors. There are presently three directors. The certificate provides that the board will be divided into three (3) classes of directors, which classes serve for varying terms. The certificate also grants to the sitting directors the authority to fill any vacancies on the Board and/or to appoint members to the Board to fill any vacancies resulting from an increase in the authorized number of directors. Beginning in 1998 all directors were elected for one-year terms. At the next annual meeting, the Board intends to nominate additional candidates to fill staggered terms as provided in the articles. This classification of the board of directors may have the effect of delaying or preventing changes in control or of our management.

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

       The audit committee met on two occasions during fiscal 2002. The committee is responsible for accounting and internal control matters. The audit committee has adopted a charter which has been previously filed with the Commission. The audit committee:
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

Kevin L. Houtz
David W. Stevens

Compensation Advisory Committee

       The compensation advisory committee is currently composed of the following directors:

J. Andrew Moorer
Kevin L. Houtz

       The compensation advisory committee (including for purposes of administering our stock compensation program) met on one occasion during fiscal 2002. The compensation advisory committee:
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

]The Compensation Advisory Committee

J. Andrew Moorer
Kevin L. Houtz

Board Compensation

       We do not curently provide our directors with cash compensation for their services as members of the board of directors. However, each member of the board of directors is reimbursed his actual expenses in attending meetings.

Compliance with Section 16(a) of the Securities Exchange Act

       Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of the Common Stock (collectively, "Reporting Persons") to file initial reports of ownership and changes of ownership of the Common Stock with the SEC and the NASDAQ Stock Market. Reporting Persons are required to furnish the Company with copies of all forms that they file under Section 16(a). Based upon information provided to the Company from Reporting Persons, during the two years ended December 31, 2002, Mr. Moorer failed to file four reports covering five transactions in a timely fashion, Mr. Houtz failed to file seven reports covering 24 transactions in a timely fashion, and Mr. Stevens failed to file three reports covering four transactions in a timely fashion. Other than the foregoing, the Company is not aware of any failure on the part of any Reporting Persons to timely file reports required pursuant to Section 16(a).

Item 10. Executive Compensation

       The following table sets forth the executive compensation paid to Our President and Chief Executive Officer.
Table 1
Summary Compensation Table
	Annual Compensation(1)				Long Term Compensation
Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Other Compen-sation ($)	Awards Stock Award(s) ($)	Payouts Options / SARs
J. Andrew Moorer, President and CEO	2002 2001	$ 75,000 $ 75,000	-0- -0-	-0- -0-	$45,000 $45,000	-0- -0-
(1)

The above table reflects salary expenses as recorded on the Company's financial statements in accordance with generally accepted accounting principles. As such, the amounts may differ from the base salary rates discussed below.

Table 2
Option/SAR Grants in Last Fiscal Year
Individual Grants
Name	Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercisable or Base Price ($/Sh)	Expiration Date
J. Andrew Moorer	-0-	N/A	N/A	N/A

Aggregated Option Exercises in Fiscal Year 2002 and Fiscal Year 200 Year-end Option Values

       The following table sets forth information concerning option exercises and option holdings for each of the names executive officers during the fiscal year ended December 31, 2002. All of the listed options were exercisable at December 31, 2002.
Table 3 Aggregated Options/SAR Exercised in Last Fiscal Year And FY-End Option/SAR Values

Name	Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options at 12/31/01	Value of Unexercised In-the-Money Options at 12/31/01
			Exercisable/Unexercisable
J. Andrew Moorer,
President and CEO	2,700	$13,500	$17,300	-0-

Item 11. Security Ownership of Certain Beneficial Owners and Management

       To our knowledge, the following table sets forth information regarding ownership of our common stock by:
-	beneficial owners of more than 5% of the outstanding shares of Common Stock;
-	each director and each executive officer; and
-	all directors and executive officers as a group.

Except as otherwise indicated below and subject to applicable community property laws, each owner has sole voting and sole investment powers with respect to the stock listed.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of class (2)
J. Andrew Moorer	260,496	15.6%
P.O. Box 3618
Carefree, AZ 85377

Kevin L. Houtz	161,500	9.6%
3000 Chestnut Ave.,
Ste. 343D
Baltimore, MD 21211

David W. Stevens	12,200	0.7%
312 Greenwood Point Rd.
Grasonville, MD 21638

All Officers and Directors as	434,196	25.9%
a Group (3 Persons) (6)
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

(2)

In calculating percentage ownership, all shares of Common Stock that the named stockholder has the right to acquire within 60 days upon exercise of any option or warrant are deemed to be outstanding for the purpose of calculating the percentage of Common Stock owned by such stockholder, but are not deemed outstanding for the purpose of computing the percentage of Common Stock owned by any other stockholder. Shares and percentages beneficially owned are based upon 1,674,333 shares outstanding.

(3)	Includes 17,300 shares under option.
(4)	Includes 24,000 shares purchasable upon exercise of warrants.
(5)	Includes 4,800 shares purchasable upon exercise of warrants.
(6)	Includes Messrs. Moorer, Houtz and Stevens.

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

       During 2002, Mr. Moorer exercised 2,700 options to purchase common stock at $5.00 per share.

       At December 31, 2002, Mr. Moorer had outstanding advances from the Company of approximately $23,500.

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

(b)      Reports on Form 8-K

         The Registrant filed no Current Reports on Form 8-K during the fourth quarter ended December 31, 2002.

Item 14.    Controls and Procedures

J. Andrew Moorer, President and Chief Executive and Financial Officer of Guardian Technologies International, Inc. has established and is currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to him as soon as it is known by others within the Company.

Our President and Chief Executive and Financial Officer conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and has concluded, based on his evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
Date: April 15, 2003	By:/s/ J. Andrew Moorer J. Andrew Moorer, Director, President, CEO and CFO

       In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:/s/ J. Andrew Moorer J. Andrew Moorer Director, President and Chief Executive Officer	Date: April 15, 2003
By:/s/ Kevin L. Houtz Kevin L. Houtz Director	Date: April 15, 2003
By:/s/ David W. Stevens David W. Stevens Director	Date: April 15, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Guardian Technologies International, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Andrew Moorer, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ J. Andrew Moorer
J. Andrew Moorer, President, CEO and
CFO
April 15, 2003