Form 10QSB
period 2003-03-31
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2003-05-20
CIK 873198

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended March 31, 2003

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ____________ to ____________

Commission file number 0-28238

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
 (Exact Name of Registrant as Specified in its Charter)
Delaware (State or other jurisdiction of incorporation or organization)	54-1521616 IRS Employer Identification number

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
Yes [ ] No [ ] *** not applicable ***

APPLICABLE ONLY TO CORPORATE ISSUERS

     As of May 15, 2003, the Company had 1,695,583 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one). Yes [ ] No [X]

PART 1.     FINANCIAL INFORMATION

INDEX TO FINANCIAL STATEMENTS

 GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
MARCH 31, 2003
(UNAUDITED)

ASSETS
Current Assets:
Cash and cash equivalents	$ 28,188
Notes receivable	41,965
Prepaid expenses and other	20,000
Total current assets	90,153
Other Assets:
Investment carried at cost	306,250
Land and property held for investment and sale, net of accumulated depreciation of $11,491	286,764
Deposits and other	7,851
Total other assets	300,865
Total Assets	691,018
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	222,500
Accounts payable	110,621
Accrued expenses and other	35,914
Total current liabilities	369,035
Long-Term Debt, net of current portion	306,250
Shareholders' Equity:
Preferred stock, $.20 par value, 1,000,000 shares authorized; no shares issued and outstanding	-
Common stock, $.001 par value; 15,000,000 shares authorized, 1,695,583 shares issued and outstanding	1,696
Additional paid-in capital Accumulated deficit	7,737,506 (7,723,469)
Total shareholders' equity	15,733
Total Liabilities and Shareholders' Equity	$ 691,018

See accompanying notes to these financial statements.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Three Months Ended March 31,
	2003	2002

Net Revenues:
Steel	$ -	$ 996,224
Armor	-	-
Cost of sales:
Steel	-	936,812
Armor	-	-
Gross Profit		59,412
Operating Expenses:
Selling expenses	-	-
General and administrative	71,410	282,892
Total operating expenses	71,410	282,892
Operating Loss		(223,480)
Other Income (Expense):
Interest income (expense)	(6,192)	(84,268)
Miscellaneous income (expense)	38,334	(4,246)
Total other income (expense)	32,142	(88,514)
Loss Before Minority Interest and Earnings
From Equity Investment	(39,268)	(311,994)

Minority Interest	-	92,028
Loss Before Earnings from Equity
Investment	(39,268)	(219,966)
Equity in net earnings (loss) of investment	-	(36,915)
Net Income (Loss)	$ (39,268)	$ (256,881)
Net Income (loss) per Common Share, Basic and Dilutive	$ (.02)	$ (.20)
Average Common Shares Outstanding, Basic and Dilutive	1,695,583	1,301,903

See accompanying notes to these financial statements.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months Ended March 31,
	2003	2002
Cash Flows from Operating Activities:
Net loss	(39,268)	$ (256,881)
Adjustments to reconcile net
loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,686	68,501
Salary reduction - officer	11,250	11,250
Minority interest in subsidiary loss	-	(92,028)
Equity in net loss of investment	-	36,915
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	-	178,715
Prepaid expenses and other	1,249	174,767
Increase (decrease) in:
Accounts payable	15,000	(126,976)
Accrued expenses and other	5,477	(63,574)
Net cash used in operating activities	(4,656)	(69,311)
Cash Flows from Investing Activities:
Payments on notes receivable	3,555	56,000
Issuance of notes receivable	-	(4,015)
Net cash provided by (used in) investing activities	3,555	51,985
Cash Flows from Financing Activities:
Payment on notes payable	-	(47,400)
Issuance of notes payable	-	50,770
Issuance of common stock	25,000	-
Exercise of options	-	13,500
Net cash provided by financing activities	25,000	16,870
Increase (Decrease) in Cash and Cash Equivalents	23,899	(456)
Cash and Cash Equivalents, beginning of period	4,289	94,364
Cash and Cash Equivalents, end of period	$ 28,188	$ 93,908
Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 6,684	$ 86,630
Note issued to acquire investment carried at cost	$ 306,250	$ -

See accompanying notes to these financial statements.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Unaudited Interim Consolidated Financial Statements:

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the entire fiscal year. These statements should be read in conjunction with the consolidated financial statements and related notes included in Form 10-KSB for Guardian Technologies International, Inc. ("GRDN" or the "Company") for the year ended December 31, 2002, as the notes to these interim consolidated financial statements omit certain information required for complete financial statements.

2.     Agreement and Plan of Reorganization

On May 1, 2003, the Company entered into an Agreement and Plan of Reorganization whereby the Company would acquire 100% of the issued and outstanding shares of common stock of RJL Marketing Services Inc. RJL is a development-stage company located in Sterling, Virginia. RJL was founded in 2002 to provide expertise in knowledge extraction technology to Fortune 1000 companies and the U.S. government. The primary focus will be the marketing and sales of the software to satisfy requirements of homeland security and medical researchers for the biomedical industry.

3.     Investment in Alta California Broadcasting, Inc.

On March 31, 2003, the Company's wholly-owned subsidiary, Palo Verde Group, Inc., acquired 255,000 shares of Alta California Broadcasting, Inc. in exchange for a full recourse Promissory Note in the amount of $306,250. The Promissory Note bears interest at 8%, is due March 31, 2006 and is collateralized by the shares received. Palo Verde Group, Inc. has accounted for its 18% investment in Alta California Broadcasting, Inc. under the Cost Method of Accounting.

4     Note Receivable

The Company had outstanding advances to an officer/director/shareholder of $23,500 as of December 31, 2002. This amount was repaid during the three month period ended March 31, 2003 through salary forgiveness on the part of the officer/director/shareholder.

5.     New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which become effective January 2003. SFAS No. 146 generally requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This pronouncement is effective for exit or disposal activities initiated after December 31, 2002. The Company has not had any exit or disposal activities. Therefore the adoption of the statement has had no material impact on its financial position or results of operations.

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

RESULTS OF OPERATIONS:

It should be noted that the discussion of results of operations for the three months ended March 31, 2003 reflects items of expense generated by the Company's corporate activities only, while the discussion of results of operations for the three months ended March 31, 2002 includes items of income and expense generated by the Company's structural steel operations. The reason for this is a transition to the equity method of accounting for its investment in Structural from consolidation accounting for reporting results of operations of its structural steel operations due to a change in control of Structural.

Net sales for the three months ended March 31, 2003 were zero compared to $996,224 for the same period in 2002. Gross profit for the three months ended March 31, 2003 was zero compared to $59,412, or 9% for the same period last year. Total operating expenses for the three months ended March 31, 2003 were $71,410 compared to total operating expenses in 2002 of $282,892. Operating expenses in 2003 and 2002 were comprised of only general and administrative expenses. General and administrative expenses for the three months ended March 31, 2003 decreased $211,482 over that of the previous year. The reason for the decrease is that the Company's structural steel operation maintains an administrative staff to handle estimating, contracts, program management, accounting and general management functions. These costs were consolidated in 2002, but no in 2003. In 2003 only corporate level general and administrative costs are included in the financial statements. The Company posted a net loss for the three months ended March 31, 2003 of $39,268, or $0.02 per share compared to a net loss of $256,881, or $0.04 per share for the same period a year ago.

Liquidity and Capital Resources:

Operating Activities

During the three months ended March 31, 2003, the Company used net cash in operating activities of $4,656.

For the three month period ended March 31, 2003, the Company increased Accounts Payable by $15,000 and issued common stock for officer salaries of $11,250.

Investing Activities

During the three months ended March 31, 2003 the Company collected $3,555 of notes receivable.

Financing Activities

During the three months ended March 31, 2003 the Company issued $25,000 of common stock for cash and services to be provided during the remainder of the year.

Recent Developments

On May 1, 2003, the Company entered into an Agreement and Plan of Reorganization whereby the Company would acquire 100% of the issued and outstanding shares of common stock of RJL Marketing Services Inc. RJL is a development-stage company located in Sterling, Virginia. RJL was founded in 2002 to provide expertise in knowledge extraction technology to Fortune 1000 companies and the U.S. government. Effective as of the closing of the acquisition, RJL will be the exclusive U.S. distributor to the U.S. government and biomedical markets of the McubiX Knowledge Extraction Software under a distributor agreement with Diagnos, Inc. The primary focus will be the marketing and sales of the software to satisfy requirements of homeland security and medical researchers for the biomedical industry.

On March 31, 2003, the Company's wholly-owned subsidiary, Palo Verde Group, Inc., acquired 255,000 shares of Alta California Broadcasting, Inc. in exchange for a full recourse Promissory Note in the amount of $306,250. The Promissory Note bears interest at 8%, is due March 31, 2006 and is collateralized by the shares received. Palo Verde Group, Inc. has accounted for the investment in Alta California Broadcasting, Inc. under the Cost Method of Accounting.

New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which become effective January 2003. SFAS No. 146 generally requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This pronouncement is effective for exit or disposal activities initiated after December 31, 2002. The Company has not had any exit or disposal activities, therefore the adoption of the statement has had not material impact on its financial position or results of operations.

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

Significant Accounting Policies

       Principles of Consolidation - The consolidated financial statements include the accounts of Guardian Technologies International, Inc. and its wholly-owned subsidiaries. All significant intercompany minority interest accounts and transactions have been eliminated in consolidation.

       Investments - The Company accounts for its ownership of 750,000 shares of Vairex common stock and 255,000 shares of Alta California Broadcasting common stock under the cost method of accounting.

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

See "Liquidity and Capital Resources (Armor)" in Management's Discussion and Analysis of Financial Condition and Results of Operation, Part I, Item 6.

Item 3.    Default Upon Senior Securities

      None.

Item 4.    Submission of Matters to a Vote of Security Holders

      None.

Item 5.    Other Information

      None.

Item 6.    Exhibits and Reports on Form 8-K
Exhibits:
Item	Description
2.1	Agreement and Plan of Merger dated May 1, 2003 between the Company and RJL Marketing Services Inc.

SIGNATURE

       In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
Date: May 20, 2003	By: /s/ J. Andrew Moorer J. Andrew Moorer, President and CEO

 CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Guardian Technologies International, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Andrew Moorer, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ J. Andrew Moorer
J. Andrew Moorer, President, CEO
 and CFO
May 20, 2003