Form 10QSB
period 2003-06-30
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2003-08-15
CIK 873198

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number 0-28238

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
 (Exact Name of Small Business Issuer as Specified in its Charter)
Delaware (State or other jurisdiction of incorporation or organization)	54-1521616 (IRS Employer Identification number)

21351 Ridgetop Circle, Suite 300, Dulles, Virginia 20166
(Address of principal executive offices)        (Zip Code)

Issuer 's telephone number, including area code: (703) 654-6091

Post Office Box 3618, Carefree, Arizona 85377
7439 East Ridgecrest Road, Cave Creek, Arizona 85331_
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ] *** not applicable ***

APPLICABLE ONLY TO CORPORATE ISSUERS

     As of August 14, 2003, the Company had 10,661,500 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one). Yes [ ] No [X]

PART I     FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEX TO FINANCIAL STATEMENTS
PAGE
Consolidated Balance Sheet - June 30, 2003	3
Consolidated Statements of Operations - For the Three and Six Months Ended June 30, 2003 and from inception to June 30, 2003	4 - 5
Consolidated Statements of Cash Flows - For the Six Months Ended June 30, 2003 and from inception to June 30, 2003	6
Notes to Consolidated Financial Statements	7 - 13

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
JUNE 30, 2003
(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$ 216,343
Prepaid expenses and other	164,793
Total current assets	381,136

Furniture and Equipment	5,090
Deposits and other	9,550

Total Assets	$ 395,776

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Loans payable	$ 8,876
Accounts payable and accrued expenses	460,594
Total current liabilities	469,470

Shareholders' Deficit:
Preferred stock, $.20 par value, 1,000,000 shares authorized; 4,097 shares issued and outstanding	819
Common stock, $.001 par value; 15,000,000 shares authorized, 8,661,500 shares issued and outstanding
8,662
Additional paid-in capital Deficit accumulated during the development stage	490,619 (573,794)

Total shareholders' deficit	(73,694)

Total Liabilities and Shareholders' Deficit	$ 395,776

See accompanying notes to these financial statements.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
For the Three Months Ended June 30, 2003

Net Revenues	$ -

Cost of Sales	-

Gross Profit	-

Operating Expenses
General and Administrative	373,818
Total Operating Expenses	373,818

Operating Income (Loss)	(373,818)

Other Income (Expense)
Interest Income (Expense)	(3,000)

Total Other Income (Expense)	(3,000)

Net Loss	$ (376,818)

Net Loss per Common Share, Basic and Dilutive	$ (0.19)

Average Common Shares Outstanding, Basic and Dilutive	1,988,960

See accompanying notes to these financial statements.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Six Months Ended June 30, 2003	From Inception to June 30, 2003

Net Revenues	$ -	$ -

Cost of Sales	-	-

Gross Profit	-	-

Operating Expenses
General and Administrative	469,566	570,794
Total Operating Expenses	469,566	570,794

Operating Loss	(469,566)	(570,794)

Other Income (Expense)
Interest Income (Expense)	(3,000)	(3,000)

Total Other Income (Expense)	(3,000)	(3,000)

Net Loss	$ (472,566)	$ (573,794)

Net Loss per Common Share, Basic and Dilutive	$ (0.26)	$ (0.26)

Average Common Shares Outstanding, Basic and Dilutive	1,817,709	2,250,978

See accompanying notes to these financial statements.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the Six Months Ended June 30, 2003	From Inception to June 30, 2003
Cash flows from operating activities
Net loss	$ (472,566)	$ (573,794)
Changes in operating assets and liabilities
(Increase) decrease in:
Prepaid expenses and other	(174,343)	(174,343)
Increase (decrease) in:
Accounts payable and accrued expenses	361,344	460,594
Net cash used in operating activities	(285,565)	(287,543)

Cash flows from investing activities:
Purchase of property and equipment	(5,090)	(5,090)
Net cash provided by (used in) investing activities	(5,090)	(5,090)

Cash flows from financing activities:
Issuance of notes payable	6,909	8,876
Issuance of common stock	500,000	500,100
Net cash provided by financing activities	506,909	508,976

Increase in cash and cash equivalents	216,254	216,343

Cash and cash equivalents, beginning of period	89	-

Cash and cash equivalents, end of period	$ 216,343	$ 216,343

Supplemental schedule of cash flow information:
Cash paid for interest	$ 3,000	$ 3,000

See accompanying notes to these financial statements.

GUARDIAN TECHNOLGIES INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)

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

2.       Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company is a Development Stage Company and as such has incurred operating losses since inception and has a net working capital deficiency.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

Management is currently in the process of seeking to raise capital and increase revenues. Management believes that its ability to satisfactorily raise capital and increase revenues will provide an opportunity for the Company to continue as a going concern.

3.       Agreement and Plan of Reorganization

On June 26, 2003 ("Effective Date"), pursuant to the terms of an Amended and Restated Agreement and Plan of Reorganization, dated effective June 12, 2003 ("Agreement and Plan"), by and among Guardian Technologies International, Inc., a Delaware corporation (the "Company"), RJL Marketing Services Inc., a privately held Delaware corporation ("RJL"), and all of the shareholders of RJL, the Company acquired all of the outstanding capital stock of RJL (the "Reverse Acquisition") in exchange for the issuance of shares of common stock and shares of preferred stock of the Company.

Although Guardian is the legal acquirer in the acquisition, and remains the registrant with the Securities and Exchange Commission, under generally accepted accounting principles, the acquisition was accounted for as a reverse acquisition, whereby RJL is considered the "acquirer" of Guardian for financial reporting purposes since RJL's shareholders controlled more than 50% of the post acquisition combined entity, the management of the Company was that of RJL after the acquisition, Guardian had no assets or liabilities as of the transaction date, and the continuing operations of the entity are those of RJL. Since Guardian was a non-operating entity on the transaction date, the Company recorded the premium over net assets purchased as a reduction of Additional Paid in Capital. In addition, the Company is required to present in all financial statements and other public information filings, from the date of completion of the acquisition, prior historical financial statements and information of RJL. It also requires a retroactive restatement of RJL's historical stockholders' equity to reflect the equivalent number of shares of common stock received in the acquisition.

RJL is a distributor of certain knowledge extraction software primarily to the United States Federal, state and municipal governments and to the United States bio-medical market. RJL is a development stage company and was incorporated in the State of Delaware on October 23, 2002. The purpose of the Reverse Acquisition is to enable RJL to have access to the public securities market to facilitate the raising of equity and debt financing in order to implement its business plan.

Immediately prior to the closing, and effective as of June 23, 2003, the Company assigned all of its pre-closing assets and liabilities to a newly formed subsidiary, Black Mountain Holding, Inc. All of the shares of Black Mountain Holdings, Inc., owned by the Company will be spun off to the Company's stockholders, pro rata, in the nature of a stock dividend distribution. Shareholders of the Company entitled to participate in the spin-off distribution will receive one share of Black Mountain for each share of the Company that they hold as of the record date. The Company established June 23, 2003, as the record date for the spin off. Following that date, the shares of the Company have traded "ex dividend." The Company has been advised by prior management of the Company that Black Mountain intends to file a registration statement with the Commission to register under the Securities Act the distribution of the spin off shares to Company shareholders pro rata and the spin off will not occur until such registration statement is declared effective by the Commission. Pending effectiveness of the registration statement, the shares of Black Mountain will be held in a spin off trust for the benefit of the Company's shareholders. The trustee of the trust is the former President and Chief Financial Officer of the Company.

4.       Shareholders' Equity

Common Stock

During the six months ended June 30, 2003 the Company approved a modification to the terms of a Unit Offering (comprised of common stock and common stock purchase warrants) completed in January 2000, whereby the Company would issue shares of common stock on a pro-rata basis to warrant holders that participated in the offering in consideration of the warrant holder (i ) waiving and relinquishing any right to any warrants as originally included in the Units offered and sold in the offering, (ii) waiving any and all registration rights granted to investors in the offering attached to either the common stock or the warrants, and (iii) releasing the Company and its officers, directors and affiliates from (a) any liability or obligation to register such securities and (b) any other claims or liability associated with the Investment Term Sheet associated with the Unit Offering. The Company issued 150,000 shares of common stock in May 2003 in exchange for all warrant holders executing a modification to the terms of the Unit Offering, including agreeing to a cancellation of the outstanding warrants.

During the six months ended June 30, 2003 the Company issued 200,000 shares of common stock valued at $100,000 for cash and services to outside consultants, 80,000 shares of common stock valued at $40,000 for legal services and 87,950 shares of common stock valued at $33,805 in exchange for salary forgiveness of the Company's former president.

Preferred Stock

The Company has the authority to issue 1,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares as may be determined by the Board of Directors. There were no outstanding shares of preferred stock at December 31, 2002.

Common and Preferred Stock Issuances related to the Agreement and Plan of Reorganization

Pursuant to the Agreement and Plan (Footnote #2), the stockholders of RJL exchanged all of their shares in RJL for an aggregate of 5,511,500 shares of common stock and an aggregate of 4,097 shares of Series A Convertible Preferred Stock, $.20 par value per share ("Series A Preferred Stock"), of the Company. The shares of Series A Preferred Stock have a preferential liquidation value of $.20 per share and each share will be automatically converted into 1,000 shares of common stock of the Company (subject to certain antidilution adjustments) upon the Company attaining Earnings Before Income Taxes and Depreciation (EBITDA) aggregating $2,500,000 following the Reverse Acquisition in the period commencing on the date of issuance through June 26, 2005, as evidenced by the Company's financial statement contained in its reports filed with the Securities and Exchange Commission (the "Commission") under the Securities Exchange Act of 1934. The foregoing shares were issued to the RJL stockholders in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and constitute "restricted securities" within the meaning of Rule 144 (a)(3) under the Securities Act.

Concurrently with the closing of the Reverse Acquisition, the Company closed on an equity financing pursuant to which it placed an aggregate of 1,000,000 shares of common stock at a price of $.50 per share for aggregate proceeds of $500,000. The shares of common stock were issued by the Company in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder and are "restricted securities" within the meaning of Rule 144(a)(3) under the Securities Act. The Company has granted to investors in such offering a five year piggyback registration right (except for underwritten offerings and offerings other than for cash registered on a Form S-8 or S-4).

Stock Options

The Company uses the intrinsic value method for stock option grants to individuals defined as employees under which no compensation is recognized for options granted at or above the fair market value of the underlying stock on the grant date. The Company uses the fair value method for stock options granted for services rendered by non-employees in accordance with the SFAS No. 123 "Accounting for Stock Based Compensation".  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, to stock-based employee compensation.
Six Months Ended June 30, 2003		From Inception to June 30, 2003

Pro forma net loss:
As reported	$(472,566)	$(573,794)
Add: Non cash stock compensation included in reported net loss attributable to common stockholders	-	-
Deduct: Total employee non cash stock compensation expense determined under fair value based method for all awards	-	-
Pro forma net loss	$(472,566)	$(573,794)

Net loss per common share:
Basic and diluted-as reported	$(0.26	)$ (0.26)
Basic and diluted-pro forma	$(0.26	)$ (0.26)

5.      Subsequent Events

Pursuant to the Agreement and Plan (Footnote #2), RJL had commitments to issue, post acquisition, an aggregate of 5,920,000 shares of common stock and 2,600 shares of preferred stock of the Company to certain consultants. To date, 2,000,000 shares of common stock have been issued.

We have designated an aggregate of 1,170 shares of our preferred stock as Series B Convertible Preferred Stock, $.20 par value per share ("Series B Preferred Stock"), none of which are issued and outstanding as of the date hereof. However, the Company has commitments to issue an aggregate of 345 shares of Series B Preferred Stock to a consultant. Holders of our Series B Preferred Stock are not entitled to receive dividends, have a liquidation preference of $.20 per share, and automatically convert into 1,000 shares of our common stock (subject to certain antidilution adjustments) upon our obtaining stockholder approval for an increase in our authorized shares of common stock. Shares of Series B Preferred Stock are not otherwise convertible. Holders of our shares of Series B Convertible Preferred Stock are not entitled to any voting rights, except as required under Delaware law, and are not entitled to any preemptive rights.

6.      New Accounting Pronouncements

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions in SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim consolidated financial statements. The adoption of the disclosure only requirements of SFAS No. 148 did not have a significant impact on the Company's financial statements.

On January 31, 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies existing accounting for whether interest entities should be consolidated in financial statements based upon the investee's ability to finance activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies to years or interim periods beginning after January 31, 2003. This pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. This pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement affects the classification, measurement and disclosure requirements of certain freestanding financial instruments, including mandatorily redeemable shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company for the third quarter of Fiscal 2003. This pronouncement is not expected to have a material impact on the Company's financial position or results of operations

Item 2.     Management's Discussion and Analysis of Financial Condition or Plan of Operation

This report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and information relating to us that is based on management's exercise of business judgment as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "believe," "estimate," "expect," and "intend" and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements.  These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements.

General

The following discussion of the financial condition or plan of operation of the Company should be read in conjunction with the consolidated financial statements and related notes thereto. It should be noted that this discussion pertains to the activities of the Company post acquisition of RJL and will therefore involve a plan of operation of the Company during the next 12 months rather than the discussion of results of operations on a comparative basis.

The reason for this is that although Guardian is the legal acquirer in the acquisition, and remains the registrant with the Securities and Exchange Commission, under generally accepted accounting principles, the acquisition was accounted for as a reverse acquisition, whereby RJL is considered the "acquirer" of Guardian for financial reporting purposes since RJL's shareholders controlled more than 50% of the post acquisition combined entity, the management of the Company was that of RJL after the acquisition, Guardian had no assets or liabilities as of the transaction date, and the continuing operations of the entity are those of RJL. Since Guardian was a non-operating entity on the transaction date, the Company recorded the premium over net assets purchased as a reduction of Additional Paid in Capital. In addition, the Company is required to present in all financial statements and other public information filings, from the date of completion of the acquisition, prior historical financial statements and information of RJL. It also requires a retroactive restatement of RJL's historical stockholders' equity to reflect the equivalent number of shares of common stock received in the acquisition.

Plan of Operation:

We are a technology company providing and distributing to our customers state-of-art knowledge extraction software technology that we expect will enable our customers to access information, to enhance the performance of their human resources, and meet their needs and providing related services. We are a development stage company and have not generated any revenues as of the date of this report.

Our success is based on a total approach, providing the people, processes, and technology needed to translate business needs into knowledge.

We provide our services to businesses, organizations, public, private and governmental institutions in the United States. Our primary objective is to deliver a knowledge extraction engine built with the most powerful methodologies in data mining today. We expect the products we distribute and sell to give governments and corporations the ability to extract knowledge from any source of information and any kind of information, namely, text, data or images. In order to reach that goal, our business model is based upon managing customer relationships and providing a comprehensive solution for our customers' IT needs.

We expect that our keys to success for the next twelve months to include:

     *     Customer acquisition, relationship management and retention

     *     Marketing and sales of services and target customer/competitors

     *     Service deployment and integration

     *     Acquisition and retention of sales and technical personnel and related expertise

     *     Financial and operational control

As discussed below, we may also engage in one or more acquisitions of businesses that are complementary to our business.

Our business strategy focuses upon the following themes:

Systems Integrator Approach - This approach revolves around the ability to acquire superior resources (internally developed, acquired, through partnerships) and deliver an integrated complete technology solution - within our competence areas.

Minimized Capital Expenditures - We do not build data extraction/analysis engine technology. Capital requirements are reduced due to (a) leveraging the facilities and resources of our strategic partners, (b) capitalizing on the current demand for the product in the two key target markets that are available and (c) realizing lower equipment costs over time and quantity.

Lower Fixed, Up-Front Operating Costs - Utilizing partner resources and the structure of our partnership arrangement. For example, sales are highly leveraged on commission (not base), and royalties are paid on the products when sold and not over committed based upon a forecast.

Cash Break Even / Fully Funded Business Plan / Increasing Margins and Profitability - The nature of our business is that it generates high gross margins which increase incrementally as the scale of the operation grows. Given that the business utilizes existing products and leverages existing partner resources and generates high (scalable) margins, we expect the business to reach cash break even more quickly with less funding than a comparable business without these advantages.

Focused Niche Market Approach - Our services are designed for entities with the most critical data analysis/protection/integrity/security needs. Our primary markets include U.S. Government (federal, state and municipal) and the U.S. bio-medical market.

Effective as of the closing of the Reverse Acquisition, we entered into an Exclusive Distribution Agreement with Diagnos, Inc., a Canadian public company, pursuant to which we are authorized to distribute and sell certain knowledge extraction software products developed by Diagnos in two vertical markets: (i) to the U.S. Government and U.S. Government contractors, and (ii) to the U.S. bio-medical market. The exclusive distribution agreement grants us the exclusive rights to market all products currently and projected to be developed in those vertical markets for a period of ten years and is renewable for one year periods thereafter. The principal product we market and sell pursuant to our Exclusive Distribution Agreement with Diagnos, Inc., is called MCubiX. MCubiX is a unique and proprietary Knowledge Extraction software engine that processes information from data, text, images, sound and symbols to make predictive Knowledge Extraction analysis from large quantities of information.

Initially, we expect to derive our revenue primarily from the sale of products we distribute pursuant to our agreement with Diagnos, including MCubiX and related services. Under our agreement with Diagnos, we have agreed to purchase the products from Diagnos for a fixed price and may distribute such products at a price we determine and/or negotiate with our customer.

During the next twelve months, we expect to satisfy our cash requirements from the private placement in the amount of $500,000 that we completed at the time of the Reverse Acquisition, from additional outside sources and from revenues we generate from sales of our products. Accordingly, we believe that we have sufficient funds to enable us to continue our business during such twelve month period. However, in order to fully implement our business plan and to engage in certain acquisitions complementary to our business (as discussed below), we will need to raise additional equity or debt financing. We have initiated activities with several fund managers and individuals to provide the capital necessary to execute our business plan. There can be no assurance that we will be able to raise such additional financing or upon terms that are acceptable to us. In the event we enter into any such financing, the terms thereof may be dilutive to or contain other terms that may adversely impact our existing stockholders.

In order to conserve existing financial resources during the development stage and until such time as additional financing is obtained, we will closely monitor both our costs and our revenue expectations in future periods and will take actions as market conditions dictate.

We do not anticipate the purchase or sale of any property or equipment, the performance of research and development or a significant increase in number of employees during the next twelve months. Therefore, our existing cash resources and any future cash resources obtained will be used primarily to increase our revenue through use in recurring operations and to implement our business plan.

As part of our future business strategy, we may pursue strategic acquisitions of complementary businesses or technologies that would provide additional product or service offerings, additional industry expertise, a broader client base or an expanded geographic presence. If we do not successfully integrate a strategic acquisition, or if the benefits of the transaction do not meet the expectation of financial or industry analysts, the market price of our common stock may decline. Any future acquisition could result in the use of significant amounts of cash, dilutive issuances of equity securities, or the incurrence of debt or amortization expenses related to intangible assets, any of which could materially adversely affect our business, operating results and financial condition. In addition, acquisitions involve numerous risks, including:

*	difficulties in assimilating the operations, technologies, products and personnel of an acquired company;

*	risks of entering markets in which we have either no or limited prior experiences;

*	the diversion of management's attention from other business concerns; and

*	the potential loss of key employees of an acquired company.

There can be no assurances that future acquisitions, market conditions or unforeseen events will not cause our expenses to rise or fall in future periods.

Liquidity and Capital Resources:

Operating Activities

During the six months ended June 30, 2003, the Company used net cash in operating activities of $285,565. For the six month period ended June 30, 2003, the Company made a royalty payment to Diagnos in the amount of $150,000, paid legal fees associated with the reverse acquisition transaction of approximately $46,000 and incurred other general corporate expenses which accounted for the use of cash from operating activities.

Investing Activities

During the six months ended June 30, 2003 the Company purchased office equipment in the amount of $5,090

Financing Activities

During the six months ended June 30, 2003 the Company issued 1,000,000 shares of common stock for cash receiving gross proceeds of $500,000. In addition, the Company borrowed and repaid $30,000 from an officer and director of the Company during the period. The loan was used for working capital purposes and repaid from the proceeds of the private placement mentioned above.

Recent Developments

On June 26, 2003 ("Effective Date"), pursuant to the terms of an Amended and Restated Agreement and Plan of Reorganization, dated effective June 12, 2003 ("Agreement and Plan"), by and among Guardian Technologies International, Inc., a Delaware corporation (the "Company"), RJL Marketing Services Inc., a privately held Delaware corporation ("RJL"), and all of the shareholders of RJL, the Company acquired all of the outstanding capital stock of RJL (the "Reverse Acquisition") in exchange for the issuance of shares of common stock and shares of preferred stock of the Company.

RJL is a distributor of certain knowledge extraction software primarily to the United States Federal, state and municipal governments and to the United States bio-medical market. RJL is a development stage company and was incorporated in the State of Delaware on October 23, 2002. The purpose of the Reverse Acquisition is to enable RJL to have access to the public securities market to facilitate the raising of equity and debt financing in order to implement its business plan.

On the Effective Date, pursuant to the Agreement and Plan, the stockholders of RJL, exchanged all of their shares in RJL for an aggregate of 5,511,500 shares of common stock and an aggregate of 4,097 shares of Series A Convertible Preferred Stock, $.20 par value per share ("Series A Preferred Stock"), of the Company. The shares of Series A Preferred Stock have a preferential liquidation value of $20.00 per share and each share will be automatically converted into 1,000 shares of common stock of the Company (subject to certain antidilution adjustments) upon the Company attaining Earnings Before Income Taxes and Depreciation (EBITDA) aggregating $2,500,000 following the Reverse Acquisition in the period commencing on the date of issuance through June 26, 2005, as evidenced by the Company's financial statement contained in its reports filed with the Securities and Exchange Commission (the "Commission") under the Securities Exchange Act of 1934. The foregoing shares were issued to the RJL stockholders in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and constitute "restricted securities" within the meaning of Rule 144(a)(3) under the Securities Act. As a condition to the closing, Mr. Moorer, the former President, Chief Financial Officer and a director of the Company, and Messrs Houtz and Stevens, the former directors of the Company entered into lock up agreements with RJL and the Company pursuant to which they agreed not to sell their shares of the Company for a period of six months, except that they may, during such period, sell an aggregate of 50,000 shares a calendar month.

Concurrently with the closing of the Reverse Acquisition, the Company closed on an equity financing pursuant to which it placed an aggregate of 1,000,000 shares of common stock at a price of $.50 per share for aggregate proceeds of $500,000. Such financing was required as a condition to closing of the Reverse Acquisition. The shares of common stock were issued by the Company in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder and are "restricted securities" within the meaning of Rule 144(a)(3) under the Securities Act. The Company has granted to investors in such offering a five-year piggyback registration right (except for underwritten offerings and offerings other than for cash registered on a Form S-8 or S-4).

RJL has commitments to issue an aggregate of 5,920,000 additional shares of common stock and 2,600 additional shares of preferred stock of the Company to certain consultants immediately following the closing of the Reverse Acquisition.

Immediately prior to the closing, and effective as of June 23, 2003, the Company assigned all of its pre-closing assets and liabilities to a newly formed subsidiary, Black Mountain Holding, Inc. All of the shares of Black Mountain Holdings, Inc., owned by the Company will be spun off to the Company's stockholders, pro rata, in the nature of a stock dividend distribution. Shareholders of the Company entitled to participate in the spin-off distribution will receive one share of Black Mountain for each share of the Company that they hold as of the record date. The Company established June 23, 2003, as the record date for the spin off. Following that date, the shares of the Company have traded "ex dividend." The Company has been advised by prior management of the Company that Black Mountain intends to file a registration statement with the Commission to register under the Securities Act the distribution of the spin off shares to Company shareholders pro rata and the spin off will not occur until such registration statement is declared effective by the Commission. Pending effectiveness of the registration statement, the shares of Black Mountain will be held in a spin off trust for the benefit of the Company's shareholders. The trustee of the trust is J. Andrew Moorer, the former President and Chief Financial Officer of the Company.

Effective as of, and as a condition to, the closing of the Reverse Acquisition, the Company entered into an Exclusive Distribution Agreement with Diagnos, Inc., a Canadian public company, pursuant to which the Company is appointed as the exclusive distributor of certain knowledge extraction software that has been developed by Diagnos. Under the agreement, the Company is the exclusive distributor of Diagnos' products to the U.S. federal, state and municipal governments and the U.S. bio/medical market, subject to certain limited carve-outs. Upon execution of the agreement, the Company was required to make a royalty payment to Diagnos in the amount of $150,000 which is to be credited against the first seven licenses that the Company sells. The agreement is a renewable ten-year agreement.

Significant Accounting Policies

       Principles of Consolidation - The consolidated financial statements include the accounts of Guardian Technologies International, Inc. and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

       Method of Accounting - The Company uses the accrual basis of accounting for financial reporting purposes, whereby revenue is recognized when earned and expenses are recognized when incurred.

       Cash and Cash Equivalents - For purposes of financial statement presentation, the Company considers all highly liquid debt instruments with initial maturities of ninety days or less to be cash equivalents.

       Fair Value of Financial Instruments - The carrying amount of cash and cash equivalents and accrued expense obligations approximate their fair value due to the short-term nature or their underlying terms.

       Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Item 3.   Controls and Procedures

Michael W. Trudnak, Chief Executive Officer and Principal Financial Officer of the Company, has established and is currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to them as soon as it is known by others within the Company.

Our Chief Executive Officer and Principal Financial Officer conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and has concluded, based on his evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

      None

Item 2.    Changes in Securities

The Company has authorized the issuance of two series of preferred stock. Effective June 26, 2003, the Company authorized the issuance of a series of preferred stock designated as Series A Convertible Preferred Stock and, effective July 18, 2003, the Company authorized the issuance of a series of preferred stock designated as Series B Convertible Preferred Stock. The general effect of the authorization and/or issuance of such new series of preferred stock on the rights of holders of our common stock is summarized below.

Series A Preferred Stock

The company has authorized the issuance of up to 6,000 shares of Series A Convertible Preferred Stock, $.20 par value per share ("Series A Preferred Stock"), of which 4,097 are issued and outstanding. The shares of Series A Preferred Stock entitle the holders thereof to receive a liquidation preference of $20.00 per share before any payment to holders of junior preferred stock or holders of our common stock. The shares of Series A and Series B Preferred Stock rank pari passu for purposes of any distribution upon a liquidation of the Company. Each share of Series A Preferred Stock entitles the holder thereof to 1,000 votes (subject to certain antidilution adjustments) with respect to matters submitted to stockholders of the Company for a vote. Each share of Series A Preferred Stock will be automatically converted into 1,000 shares of common stock of the Company (subject to certain antidilution adjustments) upon the Company attaining EBITDA aggregating $2.5 million following the Reverse Acquisition in the period commencing on the date of issuance through June 26, 2005, as evidenced by the Company's financial statements contained in its reports filed with the SEC under the Exchange Act.

Series B Preferred Stock

The Company has authorized the issuance of 1,170 shares of Series B Convertible Preferred Stock, $.20 par value per share ("Series B Preferred Stock"), of which no shares are issued and outstanding as of the date of this report. However, the Company has commitments to issue 345 shares of Series B Preferred Stock. The shares of Series B Preferred Stock entitle the holders thereof to a liquidation preference of $.20 per share. Shares of Series B Preferred Stock are nonvoting, except as required under Delaware law. Each share of Series B Preferred Stock automatically converts into 1,000 shares of our common stock (subject to certain antidilution adjustments) upon our obtaining stockholder approval for an increase in our authorized shares of common stock.

Item 3.    Default Upon Senior Securities

      None.

Item 4.    Submission of Matters to a Vote of Security Holders

      None.

Item 5.    Other Information

      None.

Item 6.    Exhibits and Reports on Form 8-K
Exhibits:
Item	Description
2.1

Amended and Restated Agreement and Plan of Reorganization dated effective June 12, 2003, by and among the Company, RJL Marketing Services Inc., and the shareholders of RJL Marketing Services Inc., incorporated herein by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K, dated June 26, 2003.

3.1	Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock, filed herewith.
3.2	Certificate of Designations of Preferences and Rights of Series B Convertible Preferred Stock, filed herewith.
10.1	Employment Agreement, dated October 1, 2002, between RJL Marketing Services Inc. and Mr. Robert A. Dishaw, filed herewith.
10.2	Employment Agreement, dated January 1, 2003, between RJL Marketing Services Inc. and Mr. Michael W. Trudnak, filed herewith.
10.3	Amendment Agreement, dated July 28, 2003, between RJL Marketing Services Inc. and Mr. Michael W. Trudnak, filed herewith.
10.4	Settlement Agreement, dated June 26, 2003, between the Registrant and J. Andrew Moorer, filed herewith.
10.5	Exclusive Distribution Agreement, dated June 26, 2003, between RJL Marketing Services Inc. and Diagnos, Inc., filed herewith.
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

Current report on Form 8-K dated May 5, 2003,
Item 5: Other events, regarding press release on execution of definitive agreement to acquire RJL Marketing Services Inc.

Current report on Form 8-K dated June 26, 2003,
Item 1: Changes in control of registrant and
Item 2: Acquisition of assets

Current report on Form 8-K dated July 9, 2003,
Item 4: Change in Registrant's Certifying Accountant

 SIGNATURE

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
Date: August 14, 2003	By: /s/ Michael W. Trudnak Michael W. Trudnak, CEO and Principal Financial Officer