Form 10QSB
period 2003-09-30
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2003-11-14
CIK 873198

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         COMMISSION FILE NUMBER 0-28238

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                    -----------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

          Delaware                                              54-1521616
---------------------------------                         ----------------------
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                         Identification number)

            21351 Ridgetop Circle, Suite 300, Dulles, Virginia 20166
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (703) 654-6091

                  Post Office Box 3618, Carefree, Arizona 85377
              7439 East Ridgecrest Road, Cave Creek, Arizona 85331
              ----------------------------------------------------
      (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the Registrant has filed all documents and reports required to be filled by Sections 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court.
Yes [ ]  No [ ]  ***not applicable***

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 11, 2003, the Company had 11,091,500 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one).  Yes [ ] No [X]

                                TABLE OF CONTENTS








PART I - FINANCIAL INFORMATION.................................................3

   ITEM 1.  FINANCIAL STATEMENTS...............................................3
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            OR PLAN OF OPERATION..............................................11
   ITEM 3.  CONTROLS AND PROCEDURES...........................................15

PART II - OTHER INFORMATION...................................................15

   ITEM 1.  LEGAL PROCEEDINGS.................................................15
   ITEM 2.  CHANGES IN SECURITIES.............................................15
   ITEM 3.  DEFAULT UPON SENIOR SECURITIES....................................17
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............17
   ITEM 5.  OTHER INFORMATION.................................................17
   ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K...................................17

SIGNATURE.....................................................................19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                                                   SEPTEMBER 30,
                                                                       2003
                                                                    ------------
ASSETS                                                              (UNAUDITED)

Current assets:
    Cash and cash equivalents                                       $    62,241
    Note receivable                                                      25,000
    Other current assets                                                 51,969
    Prepaid expenses                                                        200
                                                                    ------------
         Total current assets                                           139,410

Equipment, net                                                          156,751

Other assets:
    Deposits                                                              7,900
                                                                    ------------
         Total assets                                               $   304,061
                                                                    ============


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                $ 6,932,111
    Accrued payroll                                                     655,118
                                                                    ------------
         Total current liabilities                                    7,587,229
                                                                    ------------

Shareholders' Deficit
    Preferred stock, $0.20 par value, 1,000,000 shares
      authorized; 5,400.33 issued and outstanding                         1,080
    Common stock, $0.001 par value, 15,000,000 shares
      authorized; 11,091,500 issued and outstanding                      11,092
    Deferred consulting expense                                      (8,778,896)
   Additional paid-in capital                                         4,268,828
   Deficit accumulated during the development stage                  (2,785,273)
                                                                    ------------
               Total shareholders' deficit                           (7,283,169)
                                                                    ------------

               Total liabilities and shareholders' deficit          $   304,061
                                                                    ============



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                               GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                                     (A Development Stage Company)
                                  Consolidated Statement of Operations


                                                THREE MONTHS ENDED NINE MONTHS ENDED  INCEPTION THROUGH
                                                   SEPTEMBER 30,     SEPTEMBER 30,       SEPTEMBER 30,
                                                       2003               2003               2003
                                                 ----------------   ----------------   ----------------
                                                                      (UNAUDITED)
Net revenues                                     $            --    $            --    $            --

Cost of sales                                                 --                 --                 --
                                                 ----------------   ----------------   ----------------

Gross profit                                                  --                 --                 --

Operating expenses:
     Selling, general and administrative                 621,610          1,053,327          1,154,555
     Depreciation                                            714                714                714
     Amortization of stock compensation                  897,142          1,627,004          1,627,004
                                                 ----------------   ----------------   ----------------
          Total operating expenses                     1,519,466          2,681,045          2,782,273
                                                 ----------------   ----------------   ----------------

Operating loss                                        (1,519,466)        (2,681,045)        (2,782,273)

Other income (expense):
     Interest expense                                         --              3,000              3,000
                                                 ----------------   ----------------   ----------------
          Total other income (expense)                        --              3,000              3,000
                                                 ----------------   ----------------   ----------------

Net loss                                         $    (1,519,466)   $    (2,684,045)   $    (2,785,273)
                                                 ================   ================   ================

Net loss per common share - basic and dilutive   $         (0.14)   $         (0.39)   $         (0.47)

Average common shares outstanding -
   basic and dilutive                                 10,588,130          6,856,932          5,984,555



                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                   4


                        GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                              (A Development Stage Company)
                          Consolidated Statements of Cash Flows

                                                  THREE MONTHS ENDED   FROM INCEPTION TO
                                                  SEPTEMBER 30, 2003   SEPTEMBER 30, 2003
                                                   ----------------     ----------------
                                                                (UNAUDITED)

Cash flows from operating activities:
     Net loss                                      $    (1,519,466)     $    (2,785,273)
       Adjustments to reconcile net loss to net
        cash used in operating activities:
            Depreciation                                       714                  714
            Amortization of stock compensation             897,142            1,627,004
            Increase in note receivable                    (25,000)             (25,000)
            Increase in other current assets               (24,422)             (51,969)
            Decrease (increase) in prepaids                149,800                 (200)
            Increase in deposits                            (1,450)              (7,900)
            Increase in accounts payable                    87,407              107,111
            Increase in accrued payroll                    243,993              655,118
                                                   ----------------     ----------------
Net cash used in operating activities                     (191,282)            (480,394)
                                                   ----------------     ----------------

Cash flows from investing activities:
     Purchase of equipment                                (149,762)            (157,465)
                                                   ----------------     ----------------
Net cash used in investing activities                     (149,762)            (157,465)
                                                   ----------------     ----------------

Cash flows from financing activities:
     Sale of common stock                                       --              500,100
     Sale of preferred stock                               200,000              200,000
                                                   ----------------     ----------------
Net cash provided by financing activities                  200,000              700,100
                                                   ----------------     ----------------

Net change in cash                                        (141,043)              62,241

Cash at the beginning of the period                        203,284                   --
                                                   ----------------     ----------------
Cash at the end of the period                      $        62,241      $        62,241
                                                   ================     ================


 Supplemental schedule of cash flow information:
      Cash paid for interest                       $            --      $         3,000
                                                   ================     ================




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                                           5

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENT PRESENTATION

The accompanying consolidated unaudited financial statements ("Financial Statements") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying Financial Statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. In our opinion, the accompanying Financial Statements include all adjustments considered necessary to present fairly (a) the results of operations for the three-month period and nine-month period ended September 30, 2003, as well as the period from inception through September 30, 2003, (b) the financial position at September 30, 2003, and (c) cash flows for the period from inception to September 30, 2003.

We have reclassified certain items in the accompanying Financial Statements in order to be comparable with the current classifications. These classifications had no effect on previously reported net loss.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Guardian Technologies International, Inc. ("GUARDIAN" or "Company") and its wholly-owned subsidiary, RJL Marketing Services, Inc. ("RJL"). On June 26, 2003, pursuant to the terms of an Amended and Restated Agreement and Plan of Reorganization ("Plan"), GUARDIAN acquired all of the outstanding capital stock of RJL in exchange for the issuance of shares of common stock and shares of preferred stock.

NOTE 3 - DESCRIPTION OF BUSINESS

GUARDIAN designs, develops and delivers advanced software and advanced intelligent reasoning solutions to commercial clients and U.S. governmental agencies that can radically improve the quality and velocity of decision-making, organizational productivity and efficiency of cognitive labor intensive processes. The Company has developed and licensed application products and software that can be used to extract knowledge from all informational sources (data + text + images + sounds + symbols) within the same engine.

NOTE 4 - RJL REVERSE ACQUISITION OF GUARDIAN

On June 26, 2003, pursuant to the Plan, GUARDIAN completed a reverse acquisition of RJL. Although GUARDIAN is the legal acquirer in the acquisition, and remains the registrant with the SEC, under generally accepted accounting principles, the acquisition was accounted for as a reverse acquisition, whereby RJL is considered the "ACQUIRER" of Guardian for financial reporting purposes. The following factors contribute to that finding: (i) RJL's shareholders controlled more than 50% of the post acquisition combined entity, (ii) the management of the Company, after the acquisition, was that of RJL, (iii) Guardian had no assets or liabilities as of the transaction date, and (iv) the continuing operations of the business are those of RJL. Since GUARDIAN was a non-operating entity on the transaction date, the Company recorded the premium over net assets purchased as a reduction of Additional Paid in Capital. In addition, the Company is required to present in all financial statements and other public information filings, from the date of completion of the acquisition, prior historical financial statements and information of RJL. It also requires a retroactive restatement of RJL's historical stockholders' equity to reflect the equivalent number of shares of common stock received in the acquisition.

Immediately prior to the closing of the reverse acquisition, and effective as of June 23, 2003, the Company assigned all of its pre-closing assets and liabilities to a newly formed subsidiary, Black Mountain Holdings, Inc. ("BMH"). All of the shares of BMH, owned by the Company will be spun off to the Company's shareholders, pro rata, in the nature of a stock dividend distribution. Shareholders of the Company entitled to participate in the spin-off distribution will receive one share of BMH for each share of the Company that they hold as of the record date. The Company established June 23, 2003, as the record date for the spin-off. Following that date, the shares of the Company have traded "ex dividend." The Company has been advised by prior management of the Company that BMH intends to file a registration statement with the SEC to register under the Securities Act the distribution of the spin-off shares to Company shareholders. Such distribution will not occur until such registration statement is declared effective by the SEC. Pending effectiveness of the registration statement, the shares of BMH will be held in a spin-off trust for the benefit of the Company's shareholders. The trustee of the trust is the former President and Chief Financial Officer of the Company.

NOTE 5 - FINANCIAL CONDITION

GUARDIAN has incurred operating losses since inception and has a net working capital deficiency. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. Management is currently in the process of raising capital and increasing revenues. Management believes that its ability to satisfactorily complete these tasks will provide an opportunity for the Company to continue as a going concern, but no assurances can be given in this regard.

NOTE 6 - PROPERTY AND EQUIPMENT

                                                      ESTIMATED
                                                     USEFUL LIFE
                                                        YEARS          AMOUNT
                                                     ------------   ------------
          Computer equipment & software                   5         $    17,465

          Less: accumulated depreciation                                    714
                                                                    ------------
          Net property & equipment                                  $    16,751
                                                                    ============

As of September 30, 2003, a summary of property and equipment and the estimated useful lives used in the computation of depreciation is as follows:

NOTE 7 - SHAREHOLDERS' EQUITY

COMMON STOCK - Prior to the closing of the reverse acquisition on June 26, 2003, the Company approved a modification to the terms of a unit offering (comprised of common stock and common stock purchase warrants) completed in January 2000, whereby the Company would issue shares of common stock on a pro rata basis to warrant holders that participated in the offering in consideration of the warrant holder (i) waiving and relinquishing any right to any warrants as originally included in the Units offered and sold in the offering, (ii) waiving any and all registration rights granted to investors in the offering attached to either the common stock or the warrants, and (iii) releasing the Company and its officers, directors and affiliates from (a) any liability or obligation to register such securities, and (b) any other claims or liability associated with the Investment Term Sheet associated with the unit offering. The Company issued 150,000 shares of common stock in May 2003 in exchange for all warrant holders executing a modification to the terms of the Unit Offering, including agreeing to a cancellation of the outstanding warrants.

Concurrent with the closing of the reverse acquisition, the Company closed an equity financing pursuant to which it placed an aggregate of 1,000,000 shares of common stock at a price of $0.50 per share for aggregate proceeds of $500,000. The shares of common stock were issued by the Company in reliance upon the exemption from the registration requirements of the Securities Act set forth in
Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder and are "restricted securities" within the meaning of Rule 144(a)(3) of the Securities Act. The Company has granted to investors in such offering a five-year piggyback registration right (except for underwritten offerings and offerings other than for cash registered on a Form S-8 or S-4).

During the nine months ended September 30, 2003, the Company entered into consulting agreements for services related to the acquisition and completion of the reverse acquisition, marketing and sales lead generation, strategic and financial management services, and for legal services. The agreements provide for the issuance of 6,850,000 common shares (including 1,430 shares of convertible Preferred "A" Stock and 1,170 shares of convertible Preferred B Stock which is convertible into 2,600,000 shares of common stock) in exchange for consulting services to be rendered. The shares issued for the agreed upon value of the services to be rendered were based upon the available market price of the Company's common shares ranging from $0.32 to $4.40. Of the total shares to be issued, 53% were issued upon the approval of the agreements by the Company's Board of Directors and the balance will be issued in two parts: 21% in November 2003 and the remaining balance upon shareholder approval of an increase in the Company's authorized common stock.

Of the total value of the aforementioned shares aggregating $3,670,900, $3,010,900 has been allocated to deferred charges for services to be rendered, of which $897,142 and $1,627,004 were expensed during the three months and nine months ended September 30, 2003, respectively.


PREFERRED STOCK - The Company has the authority to issue 1,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine rights and preferences of the shares. There were no outstanding shares of preferred stock at December 31, 2002.

Pursuant to the Plan, the shareholders of RJL exchanged all of their shares in RJL for an aggregate of 5,511,500 shares of common stock and an aggregate of 4,097 shares of Series "A" Preferred Stock, $0.20 par value per share ("Preferred A") of the Company. In addition, the Company committed 1,430 shares as compensation under a consulting agreement for the successful targeting and closing of the reverse acquisition. The shares of Preferred A have a preferential liquidation value of $0.20 per share and each share will be automatically converted into 1,000 shares of common stock of the Company (subject to certain anti-dilution adjustments) upon the Company attaining Earnings Before Income Taxes and Depreciation and Amortization (EBITDA) aggregating $2,500,000 commencing on the date of the reverse acquisition and terminating on June 26, 2005, as evidenced by the Company's financial statements contained in its reports filed with the SEC under the Securities Exchange Act of 1934. The foregoing shares were issued to the RJL shareholders in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended ("the Act") and set forth in Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder and constitute "restricted securities" within the meaning of Rule 144 (a)(3) under the Act.

GUARDIAN designated an aggregate of 1,170 shares of our preferred stock as Series B Convertible Preferred Stock, $0.20 par value per share ("Preferred B"). Holders of Preferred B shares are not entitled to receive dividends, to vote their shares (except as required by Delaware law), or to any preemptive rights. Holders are entitled to a liquidation preference of $0.20 per share and an automatic conversion of each Preferred B share into 1,000 shares of common stock (subject to certain anti-dilution adjustments) upon the Company obtaining shareholder approval for an increase in the number of common shares authorized. Shares of Preferred B are not otherwise convertible. At the date of the reverse acquisition all of the Preferred B shares had been committed to consultants. The Company issued the Preferred B shares as follows: (i) 690 shares for investor relations services, and (ii) 480 shares for marketing and sales initiatives within the life sciences market.

On September 3, 2003, the Company executed a Subscription Agreement with an employee of the Company whereby the employee subscribed for and agreed to purchase 133.3 shares of Series B Preferred Stock, $0.20 par value per share, for an aggregate consideration of $200,000 or $1,500.375 per share. On August 26th and September 12th of 2003, the Company received from the employee the amounts of $50,000 and $150,000, respectively. On October 23, 2003, the Board of Directors authorized and the Series B Preferred shareholders consented to an increase in the Series B Preferred Stock from 1,170 shares to 6,000 shares. The employee has been issued 133.3 shares as of this date.

On September 24, 2003, the Company engaged Berthel Fisher & Company Financial Services, Inc. ("BFC") to act as its placement agent in connection with a contemplated offering to certain "accredited investors" pursuant to Rule 506 of Regulation D under the Act. The Board of Directors authorized the issuance of up to 2,400 shares of a Series C Convertible Preferred Stock, $0.20 par value per share ("Preferred C"). Shares of Preferred C carry substantially the same designations and rights as the Preferred B shares. At September 30, 2003, none of the Preferred C shares had been issued by the Company.

STOCK OPTIONS - the Company uses the intrinsic value method for stock option grants to individuals defined as employees under which no compensation is recognized for options granted at or above the fair market value of the underlying stock on the grant date. The Company uses the fair value method for stock options granted for services rendered by non-employees in accordance with SFAS No. 123, "Accounting for Stock Based Compensation." The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.


                                                               Nine Months
                                                                   Ended          From Inception to
                                                            September 30, 2003    September 30, 2003
                                                            ------------------    ------------------
Net loss as reported                                        $      (2,684,045)    $      (2,785,273)
Add:  Non-cash stock compensation included in
  reported net loss attributable to common
  shareholders                                                             --                    --
Deduct:  Total employee non-cash stock
  compensation expense determined under fair-value
  based method for all awards                                              --                    --
                                                            ------------------    ------------------
            Pro forma net loss                              $      (2,684,045)    $      (2,785,273)

Net loss per common share
     Basic and diluted - as reported                        $           (0.39)    $          (0.47)
     Basic and diluted - pro forma                          $           (0.39)    $          (0.47)


NOTE 8 - SUBSEQUENT EVENTS

On October 14, 2003, the Company closed on a round of investment placed through its agent, Berthel Fisher & Company Financial Services, Inc. In exchange for the funds raised in the first round, $510,000, the Company issued 408 shares of Series C Preferred Stock, $0.20 par value per share, at a price of $1,250 per share. The Company received net proceeds of $469,950 after compensating the placement agent $40,600 and the escrow agent $450. In addition to the placement agent fee, Berthel Fisher & Company Financial Services, Inc. received placement agent's warrants that entitle them to purchase 16,320 shares of the Company's common stock, $0.001 par value per share, at an exercise price of $1.95 per common share, at any time from the period beginning October 14, 2003 (issue date) and ending five years after the issue date.

On October 28, 2003, the Company agreed to acquire certain Intellectual Property ("IP"), including radiology imaging, compression, and feature enhancement technologies of Difference Engines Corporation, a privately-held company located in Columbia, Maryland. The IP is expected to be acquired in a stock transaction whereby Difference Engines Corporation will receive 587,000 shares of common stock, $0.001 par value per share. The shares were issued in reliance upon
Section 4(2) of the Securities Act and were restricted in accordance with Rule 144 and are subject to a two-year lock up restriction. The lock-up restriction prohibits Difference Engines Corporation from offering, selling, contracting to sell, transferring, assigning, gifting, or granting their shares during the two-year lock-up period.

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair market value method of accounting for stock-based employee compensation as required by SFAS 123. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The adoption of the disclosure only requirements of SFAS 148 did not have a significant impact on the Company's financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). FIN 46 clarifies existing accounting for whether interest entities should be consolidated in financial statements based upon the investee's ability to finance activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies to years or interim periods beginning after January 31, 2003. This pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. This pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement affects the classification, measurement and disclosure requirements of certain freestanding financial instruments, including mandatory redeemable shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company for the third quarter of Fiscal 2003. This pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

THIS REPORT CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND INFORMATION RELATING TO US THAT IS BASED ON MANAGEMENT'S EXERCISE OF BUSINESS JUDGMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT," AND "INTEND" AND WORDS OF SIMILAR IMPORT, ARE INTENDED TO IDENTIFY ANY FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS REFLECT OUR CURRENT VIEW OF FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES AS NOTED BELOW. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS.

GENERAL

The following discussion of the financial condition or plan of operation of the Company should be read in conjunction with the consolidated financial statements and related notes thereto. It should be noted that this discussion pertains to the activities of the Company post acquisition of RJL and will therefore involve a plan of operation of the Company during the next twelve months rather than the discussion of results of operations on a comparative basis. Please refer to Note 4 of the Notes to Consolidated Financial Statements for a detailed explanation of the reverse acquisition and its effect on financial reporting.

PLAN OF OPERATION

GUARDIAN is a technology company providing state-of-the-art knowledge extraction software technology, solutions, and services. We are a development stage company and have not generated any revenues as of the date of this report. The success of our plan of operations is based on a total approach - providing the expertise, the processes, and the technology needed to translate needs into knowledge.

The Company plans to market our products and services to two primary markets: the U.S. Government and the life sciences industry. As opportunities present themselves in other vertical markets, the Company will assess the size of the opportunity, the resources required to successfully complete the opportunity, and the ongoing market for the developed product. Our products provide our clients with the ability to extract knowledge from any source of information and any kind of information whether structured or unstructured - text, data, images, sounds and symbols. Our business model is predicated on meeting client expectations, managing client relationships, and providing comprehensive solutions to meet client IT needs.

The Company plans to utilize strategic and joint venture partners to further develop and expand its operations through joint product offerings. In this way, management believes it can leverage itself into greater market coverage, as well as increased opportunities, while at the same time minimizing the need for additional capital. On September 22, 2003, the Company signed its initial Alliance Agreement with Telinks Canada, Ltd. Telinks provides software solutions to over two thousand business clients across Canada. The Agreement is for an initial one-year term with a two-year renewal option. Telinks guaranteed minimum first year revenue of $2 million. The Company will provide a broad range of Intelligent System Solutions and Services to the existing and future customers of Telinks and Telinks' affiliated companies.

As part of the Company's business strategy, we intend to pursue strategic acquisitions of complementary businesses or technologies that would provide additional product or service offerings, additional industry expertise, a broader client base or an expanded geographic presence. On October 28, 2003, GUARDIAN completed the acquisition of the IP of Difference Engines Corporation. The acquisition of this technology - radiology imaging, compression, and feature enhancement - combined with GUARDIAN's intelligent solutions provides an array of products and applications to service all areas of medical information.

Effective with the closing of the reverse acquisition, the Company entered into an Exclusive Distribution Agreement with Diagnos, Inc., a Canadian public company, pursuant to which we are authorized to distribute and sell certain knowledge extraction software products developed by Diagnos. The exclusivity pertains to two markets: (i) U.S. Government and U.S. Government contractors, and (ii) U.S. bio-medical industry. The exclusive agreement grants us the exclusive rights to market all current products and future developed products to those markets for a period of ten years and is renewable for one-year periods thereafter. Diagnos' principal product is called MCubiX. MCubiX is a unique and proprietary knowledge extraction software engine that processes information from text, data, images, sounds, and symbols to make predictive knowledge extraction analysis from large quantities of information.

To fully implement our business plan and to engage in certain acquisitions complementary to our business, we will be required to raise additional equity or debt financing. We have initiated activities with several fund managers and individuals to provide the capital necessary to execute the business plan. In addition to the $500,000 private placement completed at the time of the reverse acquisition, the Company has been able, since September 30, 2003, to raise an additional $710,000. Of that investment, $200,000 was received from a Company employee and $510,000 from investors placed under an agreement with an investment banking firm, Berthel Fisher & Company Financial Services, Inc. Although there are no assurances, management believes that additional capital will be raised during the fourth quarter 2003 that will be sufficient to enable the Company to implement its business plan and to engage in certain acquisitions.

BUSINESS OVERVIEW

The business of the Company is currently carried out by Guardian Technologies International, Inc. ("Guardian") as described below. The Company may seek to acquire other businesses or other technologies in exchange for cash and/or shares of its common stock. Further, the Company plans to form wholly-owned subsidiaries to operate within defined vertical markets.

GUARDIAN'S PRODUCTS AND SERVICES:

INTELLIGENT REASONING INFORMATION SYSTEMS(TM)
These systems which incorporate machine learning methodologies and tools, radically improve the scope and speed of decision making and organizational productivity by enhancing or replacing manual cognitive labor processes. Our systems create value for our clients by extending their capabilities without increasing their staffing size or organizational footprint. We focus primarily on creating measurable improvements in an organizations mid or front office processes. Our process includes the following four procedures:

     1. Strategy Consulting: we discover and decompose process deficiencies and trace those to top-level objectives. GUARDIAN identifies and analyzes key or critical areas within the business processes where substantial human labor is utilized or consumed doing repetitive, routine mental work or where low to mid-level cognitive effort is expended under the strain of information overload or information complexity.

     2. Machine Learning Tools: we use advanced data mining science to learn the logic that underlies the decision process or natural outcomes. This machine learning enhances or replaces manual cognitive labor processes. Our machine or platform tool is very robust, complex and easily adaptable. We combine this tool with our data modeling experts and with the most current, cutting edge algorithms available to form a powerful tool for developing decision models.

     3. IT Consulting: we integrate logic acquired by machine learning technology into an Intelligent Reasoning Information System(TM). In order to truly replicate human processes, our clients need to have a system that also processes or acts upon the humans' decisions. We embed the machine learning into an Intelligent Reasoning Information System(TM) which is extremely complex, ingests the information it needs, applies the logic once provided by humans, acts upon the knowledge learned, and in effect replaces these otherwise low to mid-level cognitive, labor-intensive tasks.

     4. Strategy Consulting: we determine the impact and repercussions of the Intelligent Reasoning Information System(TM) on the top-level objectives.

IMAGING SOLUTIONS
The Company's imaging solutions transform images into data, data into knowledge and knowledge into solutions. We provide imaging solutions for reconnaissance, aviation safety, medical imaging, and image compression. Included in the Company's Imaging Solutions are the following products:

PINPOINT(TM) - an integrated image data analysis solution and knowledge engine for image data. PinPoint(TM) is a self-learning - it takes image data, numerical data and text - predictive tool which generates feedback to the knowledge engine. The knowledge engine continues to learn as it receives new data making PinPoint(TM) more intelligent as it processes more data.

IMAGE OPTIMIZATION - optimization technologies to enhance image clarity through advanced processes for adjusting image contrast, image brightness and the de-cluttering of the image.


LIFE SCIENCES SOLUTIONS

RADIOLOGY SOFTWARE FOR INTEGRATION (DEVision(TM)) - DEVision(TM) is high-performance component integration software for picture archive and communications systems ("PACS") and teleradiology. When integrated into PACS or teleradiology products from other companies, DEVision(TM) allows both lossless (diagnostic) and lossy (clinical) compression of DICOM images using multiple codecs (mathematical compression methods). It also includes a "differencing engine" (also colloquially known as "the solver") that tests DICOM images against all multiple codecs in the system and employs the one with the best possible lossless result for maximum space savings in radiology archives.

RADIOLOGY TECHNOLOGY FOR PRACTICE - PACS for Practice(TM) is designed with an understanding of the differences between the workflow, clinical, and archive requirements of radiology practices versus hospitals. Practices see significantly fewer chronic patients, have far greater periodicity in their workflow, do greater numbers of mammography examinations, and often have multiple locations with mixed modality environments, and the Company's offering in this market is oriented toward those specific needs, without sacrificing features that all radiologists require in a film-less system. PACS for Practice(TM) is also specifically designed to operate in tandem with the company's Managed Radiology Archive service.

MANAGED RADIOLOGY ARCHIVE SERVICE - for radiology practices, managing a mixed archive of paper and film is expensive, cumbersome, and inescapable. The management of tens of thousands of patient jackets carrying millions of paper and film records results in material real estate and personnel costs that negatively affect a practice's profitability, as well as create a distraction from clinical responsibilities. New regulatory requirements for disaster recovery and records security under HIPAA create more expense and uncertainty for radiology than for most other medical specialties. The Company has created both technology and a robust service plan for centralized mixed records management, conversion, and regulatory compliance for the radiology enterprise that allows practices to concentrate on their core business while saving money, reducing headcount, and upgrading their clinical technology.

RESULTS OF OPERATIONS

Net losses were realized for the three-month, nine-month and period from inception through September 30, 2003, of $1,519,466, $2,684,045, and $2,785,273,
respectively. Payroll expense, royalty fees and consulting fees for the reverse acquisition and the rollout of the business plan accounted for the material portion the losses. The table below lists the dollar amounts and percentages of total expense that each expense type contributed:

                                                                  Nine                          Since
                                 Quarter        %                Months        %              Inception       %
                             ------------------------        -----------------------        -----------------------
                                                         FOR THE PERIOD ENDED SEPTEMBER 30, 2003
Payroll expense                    $ 310,471     19%              $ 643,752     23%              $ 721,596     25%

Royalty expense                      150,000      9%                150,000      5%                150,000      5%

Consulting expense                   897,142     54%              1,627,004     57%              1,627,004     56%
                             ----------------                ---------------                ---------------

           Total                 $ 1,357,613     82%            $ 2,420,756     85%            $ 2,498,600     85%
                             ================                ===============                ===============

Included in payroll expense are accruals for earned and unpaid compensation to four of the Company's key executives. The amount of the accrual is $639,033 since inception, $561,188 for the first nine months of 2003, and $227,908 for the quarter ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows generated in the period from inception through September 30, 2003, are essentially the same as the cash flow generated during the nine months ended September 30, 2003. The variance in the cash flows reported is $89.00 greater in the period from inception.

OPERATING ACTIVITIES

During the period from inception through September 30, 2003 and for the three months ended September 30, 2003, the Company used in operating activities $191,282 and $480,394, respectively. For the quarter ended September 30, 2003, the net loss of $1,519,466 was offset by depreciation and amortization expense of $897,856, a decrease in prepaid expenses of $149,800 resulting from the reclassification of the prepaid royalty fees to equipment and an increase in accrued payroll resulting from the Company's executives deferring compensation until the Company has reached an adequate liquidity position to support the payment of salaries. For the period from inception, the net loss of $2,785,273 was offset by depreciation and amortization of $1,627,718, an increase in accounts payable and accrued payroll totaling $762,229. The amortization included above represents the current expensible portion of stock compensation paid to consultants under agreements executed by the Company.

INVESTING ACTIVITIES

The Company purchased office equipment and software totally $149,762 and $157,465 for the three month period ended September 30, 2003 and from inception through September 30, 2003, respectively.

FINANCING ACTIVITIES

During the three month period ended September 30, 2003, the Company raised $200,000 through a private placement financing in which the investor received
133.3 shares of the Company's Convertible Preferred Series B Stock. Since inception, the Company has raised $700,000 through private placement. In addition to the 133.3 shares of Series B Stock, the Company issued 1,000,000 shares of its Common Stock in exchange for the additional proceeds and as a condition to the reverse acquisition.

CRITICAL ACCOUNTING POLICIES

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

Cash and Cash Equivalents - For purpose of financial statement presentation, the Company considers all highly liquid debt instruments with initial maturities of ninety days or less to be cash equivalents.

Fair Value of Financial Instruments - The carrying amount of cash and cash equivalents and accrued expense obligations approximate their fair value due to the short-term nature or their underlying terms.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.


ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.


ITEM 2.  CHANGES IN SECURITIES

The Company has authorized the issuance of three series of preferred stock.

     o Effective June 26, 2003, the Company authorized the issuance of a series of preferred stock designated as Series A Convertible Preferred Stock

     o Effective July 18, 2003, the Company authorized the issuance of a series of preferred stock designated as Series B Convertible Preferred Stock.

     o Effective September 21, 2003, the Company authorized the issuance of a series of preferred stock designated as Series C Convertible Preferred Stock.

The general effect of the authorization and/or issuance of such new series of preferred stock on the rights of holders of our common stock are summarized below:

Series A Convertible Preferred Stock
------------------------------------
The Company has authorized the issuance of up to 6,000 shares of Series A Convertible Preferred Stock, $0.20 par value per share ("Series A"), of which 4,097 share are issued and outstanding. An additional 1,430 have been committed as compensation for consulting services; however, they remain un-issued as of this report date. The shares of Series A entitle the holders thereof to receive a liquidation preference of $20.00 per share before any payment to holders of junior preferred stock or holders of our common stock. The shareholders of Series A, B and C rank pari passu for purposes of any distribution upon a liquidation of the Company. Each share of Series A entitles the holder thereof to 1,000 votes (subject to certain anti-dilution adjustments) with respect to matters submitted to stockholders of the Company for a vote. Each share of Series A will be automatically converted into 1,000 common shares of the Company (subject to certain anti-dilution adjustments) upon the Company attaining EBITDA aggregating $2.5 million following the reverse acquisition in the period commencing on the date of issuance through June 26, 2005, as evidenced by the Company's financial statements contained in its reports filed with the SEC under the Exchange Act.

Series B Convertible Preferred Stock
------------------------------------
On July 18, 2003, the Company authorized the issuance of 1,170 shares of Series B Convertible Preferred Stock, $0.20 par value per share ("Series B"). Subsequent to this report date, on October 21, 2003, the Company authorized an increase in the Series B shares from 1,170 shares to 6,000 shares. As of the date of this report the Company has issued 1,303.3 shares. The shares of Series B entitle the holders thereof to a liquidation preference of $0.20 per share of Series B. Shares of Series B are nonvoting, except as required under Delaware law. Each share of Series B automatically converts to 1,000 shares of our common stock (subject to certain anti-dilution adjustments) upon our obtaining stockholder approval for an increase in our authorized shares of common stock.

Series C Convertible Preferred Stock
------------------------------------
The Company has authorized the issuance of up to 2,400 shares of Series C Convertible Preferred Stock, $0.20 par value per share ("Series C"). As of this report date, the Company has issued none of the authorized shares. The shares of Series C entitle the holders thereof to a liquidation preference of $0.20 per share. Shares of Series C are nonvoting, except as required under Delaware law. Each share of Series C automatically converts to 1,000 shares of our common stock (subject to certain anti-dilution adjustments) upon our obtaining stockholder approval for an increase in our authorized shares of common stock.

Subsequent to this report date, on October 2, 2003, the Company issued 408 shares of Series C as part of a private placement. The transaction was completed through the Company's placement agent, Berthel Fisher & Company Financial Services, Inc. The 408 shares were issued at a purchase price of $1,250 per share to accredited investors pursuant to Rule 506 of Regulation D under the Securities Act. The aggregate offering price was $510,000. The estimated fees for this transaction are $40,000, resulting in net proceeds of approximately $470,000.

The foregoing transaction did not involve any public offering, and we believe that the transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof or Regulation D promulgated thereunder. The purchasers in the foregoing transaction represented their intention to acquire the securities for investment only and not with a view to or for resale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in the foregoing transaction. All purchasers had adequate access, through their relationship with Berthel Fisher, to information about us.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

(a) Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

  SEC
REF. NO.                                TITLE OF DOCUMENT
------------- ------------------------------------------------------------------
    2.1 Amended and Restated Agreement and Plan of Reorganization dated effective June 12, 2003, by and among the Company, RJL Marketing Services, Inc., and the shareholders of RJL Marketing Services, Inc. (1)

    3.1 Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock. (2)

    3.2 Certificate of Designation of Rights and Preferences of Series B Convertible Preferred Stock. (3)

    3.3 Certificate of Designation of Rights and Preferences of Series C Convertible Preferred Stock, dated September 24, 2003, filed herewith.

    3.4 Certificate of Amendment to Certificate of Designation of Rights and Preferences of Series B Convertible Preferred Stock, dated October 27, 2003, filed herewith.

   10.1 Employment Agreement, dated October 1, 2002, between RJL Marketing Services, Inc. and Robert Dishaw. (4)

   10.2 Employment Agreement, dated January 1, 2003, between RJL Marketing Services, Inc. and Michael W. Trudnak. (5)

   10.3 Amendment Agreement, dated July 28, 2003, between RJL Marketing Services, Inc. and Michael W. Trudnak. (6)

   10.4 Settlement Agreement, dated June 26, 2003, between the Registrant and J. Andrew Moorer. (7)

   10.5 Exclusive Distribution Agreement, dated June 26,2003, between RJL Marketing Services, Inc. and Diagnos, Inc. (8)

   10.6 Employment Agreement, dated May 19, 2003, between RJL Marketing Services, Inc. and Darrell E. Hill. (9)

   10.7 Employment Agreement, dated May 19, 2003, between RJL Marketing Services, Inc. and Stephen Lancaster. (10)

   10.8 Consulting Agreement, dated May 19, 2003, between RJL Marketing Services, Inc. and Max Tobin. (11)

   10.9 Consulting Agreement, dated July 30, 2003, between RJL Marketing Services, Inc. and J. Andrew Moorer. (12)

   10.10 Employment Agreement, dated August 4, 2003, between the Registrant and Ruth H. Taylor, filed herewith.

   10.11 Employment Agreement, dated August 18, 2003, between the Registrant and William J. Donovan, filed herewith.

   10.12 Consulting Agreement, dated August 20, 2003, between the Registrant and Berthel Fisher & Company Financial Services, Inc., filed herewith.

   10.13 Consulting Agreement, dated September 11, 2003, between the Registrant and Clifford Neuman. (13)

   10.14 Consulting Agreement, dated September 25, 2003, between the Registrant and Barry Davis. (14)

   10.15 Consulting Agreement, dated September 30, 2003, between the Registrant and A.B. Goldberg. (15)

   10.16 Consulting Agreement, dated July 1, 2003, between the Registrant and Larry Lyons Consulting, Inc., filed herewith.

   10.17 Consulting Agreement, dated July 28, 2003, between the Registrant and Redwood Consultants LLC, filed herewith.

   10.18 Consulting Agreement, dated July 4, 2003, between the Registrant and Tosh Consulting, filed herewith.

   10.19 Placement Agents Warrants, dated October 14, 2003, between the Registrant and Berthel Fisher & Company Financial Services, Inc., filed herewith.

   10.20 Alliance Partner Agreement, dated September 17, 2003, between the Registrant and Telinks Canada Ltd., filed herewith.

   10.21 Compensation Agreement, dated September 18, 2003, between the Registrant and Telinks Canada Ltd., filed herewith.

   10.22 Asset Purchase Agreement, dated October 23, 2003, between the Registrant and Difference Engines Corporation, file herewith.

   10.23 Amendment Agreement, dated September 22, 2003, between the Registrant and Berthel Fisher & Company Financial Services, Inc., filed herewith.

   31.1 Certification of Michael W. Trudnak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

   31.2 Certification of William J. Donovan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

   32.1 Certification of Michael W. Trudnak pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

   32.2 Certification of William J. Donovan pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
----------------------

(1) Incorporated herein by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K, dated June 26, 2003.
(2) Incorporated herein by reference to Exhibit 3.1 to Registrant's quarterly report on Form 10-QSB for the fiscal quarter ended June 30, 2003, and filed with the Securities and Exchange Commission on August 15, 2003.
(3) Incorporated herein by reference to Exhibit 3.2 to Registrant's quarterly report on Form 10-QSB for the fiscal quarter ended June 30, 2003, and filed with the Securities and Exchange Commission on August 15, 2003.
(4) Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-QSB for the fiscal quarter ended June 30, 2003.
(5) Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 10-QSB for the fiscal quarter ended June 30, 2003.
(6) Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 10-QSB for the fiscal quarter ended June 30, 2003.
(7) Incorporated herein by reference to Exhibit 10.4 to the Registrant's Form 10-QSB for the fiscal quarter ended June 30, 2003.
(8) Incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K/A, dated August 26, 2003.
(9) Incorporated herein by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K/A, dated August 26, 2003.
(10) Incorporated herein by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K/A, dated August 26, 2003.
(11) Incorporated herein by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K/A, dated August 26, 2003.
(12) Incorporated herein by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K/A, dated August 26, 2003.
(13) Incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement filed on Form S-8, dated October 9, 2003.
(14) Incorporated herein by reference to Exhibit 10.3 to the Registrant's Registration Statement filed on Form S-8, dated October 9, 2003.
(15) Incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement filed on Form S-8, dated October 9, 2003.

Reports filed on Form 8-K
-------------------------

Current report on Form 8-K dated July 11, 2003 - Item 4 disclosure of the Registrant's change in its certifying accountants from Schumacher & Associates, Inc. to Aronson & Company, effective as of July 10, 2003.

Current report on Form 8-K/A dated August 26, 2003 - amends Registrant's Current Report on Form 8-K, dated June 26, 2003, regarding the acquisition of RJL Marketing Services, Inc. Supplements the information provided under Items 1 and 2 and amends the information provided under Items 7(a) and 7(b) to include historical financial statements of RJL Marketing Services, Inc. and pro forma financial statements of the Registrant.

Current report on Form 8-K dated October 2, 2003 - Item 9 disclosure of Registrant's announcement of the death of a Company director, Andrew Koralewicz.

Current report on Form 8-K dated October 3, 2003 - Item 9 disclosure announcing Registrant's appointment of M. Riley Repko to its Board of Directors.





                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of November 2003.


                                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                                   By: /s/ Michael W. Trudnak
                                       -----------------------------------------
                                       Michael W. Trudnak
                                       Chief Executive Officer & Chairman
                                       Principal Executive Officer


                                   By: /s/ William J. Donovan
                                       -----------------------------------------
                                        William J. Donovan
                                        Chief Financial Officer
                                        Principal Financial & Accounting Officer