Form 10QSB/A
period 2003-06-30
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2003-11-17
CIK 873198

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER 0-28238

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                   -----------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

            Delaware                                            54-1521616
            --------                                            ----------
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

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION..............................................4

   ITEM 1.  FINANCIAL STATEMENTS...............................................4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................................7

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               OR PLAN OF OPERATION...........................................11
   ITEM 3.   CONTROLS AND PROCEDURES..........................................16

PART II.     OTHER INFORMATION................................................17

   ITEM 1.   LEGAL PROCEEDINGS................................................17
   ITEM 2.   CHANGES IN SECURITIES............................................17
   ITEM 3.   DEFAULT UPON SENIOR SECURITIES...................................17
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............17
   ITEM 5.   OTHER INFORMATION................................................17
   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.................................18

                                EXPLANATORY NOTE

THIS QUARTERLY REPORT ON FORM 10-QSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING ITEMS 1 AND 2 OF PART I SOLELY TO THE EXTENT NECESSARY
(i) TO REFLECT THE RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE THREE MONTH, SIX MONTH, AND THE PERIOD FROM INCEPTION THROUGH JUNE 30, 2003, AND (ii) TO MAKE REVISIONS TO "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AS WARRANTED BY THE RESTATEMENT. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-QSB. ALL INFORMATION IN THIS QUARTERLY REPORT ON FORM 10-QSB/A IS AS OF JUNE 30, 2003 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THOSE REFLECTED IN THE RESTATEMENT.

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                                                      JUNE 30,
                                                                        2003
                                                                    ------------
 ASSETS                                                              (UNAUDITED)

Current assets:
         Cash and cash equivalents                                      203,284
         Note receivable                                                     --
         Other current assets                                            27,547
         Prepaid expenses                                               150,000
                                                                    ------------
              Total current assets                                      380,831

Equipment, net                                                            7,703

Other assets:
         Deposits                                                         6,450

                                                                    ------------
              Total assets                                          $   394,984
                                                                    ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
         Accounts payable                                               959,154
         Accrued payroll                                                411,125
                                                                    ------------
              Total current liabilities                               1,370,279
                                                                    ------------

Shareholders' Deficit
         Preferred stock, $0.20 par value, 1,000,000 shares
           authorized; 5,400.33 issued and outstanding                      888
         Common stock, $0.001 par value, 15,000,000 shares
           authorized; 11,091,500 issued and outstanding                  8,662
         Deferred consulting expense                                   (489,038)
         Additional paid-in capital                                     770,000
         Deficit accumulated during the development stage            (1,265,807)
                                                                    ------------
              Total shareholders' deficit                              (975,294)
                                                                    ------------

              Total liabilities and shareholders' deficit           $   394,984
                                                                    ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                               GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                                     (A Development Stage Company)
                                  Consolidated Statement of Operations

                                                THREE MONTHS ENDED  SIX MONTHS ENDED  INCEPTION THROUGH
                                                  JUNE 30, 2003      JUNE 30, 2003      JUNE 30, 2003
                                                 ----------------   ----------------   ----------------
                                                                       (UNAUDITED)

Net revenues                                     $            --    $            --    $            --

Cost of sales                                                 --                 --                 --
                                                 ----------------   ----------------   ----------------

Gross profit                                                  --                 --                 --

Operating expenses:
     Selling, general and administrative                 289,874            431,716            532,944
     Depreciation                                             --                 --                 --
     Amortization of stock compensation                  729,863            729,863            729,863
                                                 ----------------   ----------------   ----------------
          Total operating expenses                     1,019,736          1,161,579          1,262,807
                                                 ----------------   ----------------   ----------------

Operating loss                                        (1,019,736)        (1,161,579)        (1,262,807)

Other income (expense):
     Interest expense                                      3,000              3,000              3,000
                                                 ----------------   ----------------   ----------------
          Total other income (expense)                     3,000              3,000              3,000
                                                 ----------------   ----------------   ----------------

Net loss                                         $    (1,022,736)   $    (1,164,579)   $    (1,265,807)
                                                 ================   ================   ================

Net loss per common share - basic and dilutive   $         (0.14)   $         (0.23)   $         (0.29)

Average common shares outstanding -
 basic and dilutive                                    7,340,292          4,960,412          4,297,189

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                   5


                          GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         THREE MONTHS ENDED  FROM INCEPTION TO
                                                           JUNE 30, 2003       JUNE 30, 2003
                                                          ----------------   ----------------
                                                                       (UNAUDITED)

Cash flows from operating activities:
     Net loss                                             $    (1,022,736)   $    (1,265,807)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
                     Depreciation                                      --                 --
                     Amortization of stock compensation           729,863            729,863
                     Increase in note receivable                       --                 --
                     Increase in other current assets             (27,547)           (27,447)
                     Decrease (increase) in prepaids             (150,000)          (150,000)
                     Increase in deposits                          (6,450)            (6,450)
                     Increase in accounts payable                   7,863             19,704
                     Increase in accrued payroll                  179,940            411,125
                                                          ----------------   ----------------
Net cash used in operating activities                            (289,069)          (289,013)
                                                          ----------------   ----------------

Cash flows from investing activities:
     Purchase of equipment                                         (7,703)            (7,703)
                                                          ----------------   ----------------
Net cash used in investing activities                              (7,703)            (7,703)
                                                          ----------------   ----------------

Cash flows from financing activities:
     Sale of common stock                                         500,000            500,000
                                                          ----------------   ----------------
Net cash provided by financing activities                         500,000            500,000
                                                          ----------------   ----------------

Net change in cash                                                203,228            203,284

Cash at the beginning of the period                                    56                 --
                                                          ----------------   ----------------
Cash at the end of the period                             $       203,284    $       203,284
                                                          ================   ================

 Supplemental schedule of cash flow information:
      Cash paid for interest                              $         3,000    $         3,000
                                                          ================   ================

           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                              6

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

         Subsequent to the date of this report on Form 10-QSB/A, the Company issued shares of its common stock to a consultant as compensation for services. The shares of common stock had not been issued as of this report date. The Company reported the value of the consulting agreement, based on the market value of the common stock on the date of execution of the consulting agreement, as an accrued liability. Under terms of the agreement, the Company committed to the issuance of 2,000,000 shares of common stock in exchange for services associated with the identification, negotiation and closing of the reverse acquisition. The fair market value of this agreement was $660,000 and was charged to consulting expense in the period ended June 30, 2003.

         PREFERRED STOCK
         The Company has the authority to issue 1,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares as may be determined by the Board of Directors. There were no outstanding shares of preferred stock at December 31, 2002.

         Subsequent to the date of this report on Form 10-QSB/A, the Company issued shares of its Convertible Preferred A Stock ("Series A") to a consultant as compensation for services. The shares of Series A had not been issued as of this report date. The Company reported the value of the consulting agreement, based on the market value of the common stock (assuming a conversion of the Series A to common stock at 1,000 common per preferred share) on the date of execution of the consulting agreement, as an accrued liability. Under terms of the agreement, the Company committed to the issuance of 690 shares of Series A in exchange for services associated with investor relations. The fair market value of this agreement was $558,900 which will be amortized to consulting expense over twelve equal periods. During the period ended June 30, 2003, the Company charged $69,863 to consulting expense.

         COMMON AND PREFERRED STOCK ISSUANCES RELATED TO THE AGREEMENT AND PLAN OF REORGANIZATION Pursuant to the Agreement and Plan (Footnote #2), the stockholders of RJL exchanged all of their shares in RJL for an aggregate of 5,511,500 shares of common stock and an aggregate of 4,097 shares of Series A Convertible Preferred Stock, $.20 par value per share ("Series A Preferred Stock"), of the Company. The shares of Series A Preferred Stock have a preferential liquidation value of $.20 per share and each share will be automatically converted into 1,000 shares of common stock of the Company (subject to certain anti-dilution adjustments) upon the Company attaining Earnings Before Income Taxes and Depreciation (EBITDA) aggregating $2,500,000 following the Reverse Acquisition in the period commencing on the date of issuance through June 26, 2005, as evidenced by the Company's financial statement contained in its reports filed with the Securities and Exchange Commission (the "Commission") under the Securities Exchange Act of 1934. The foregoing shares were issued to the RJL stockholders in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") set forth in
         Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and constitute "restricted securities" within the meaning of Rule 144 (a)(3) under the Securities Act.

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

                                                  Six Months          From
                                                     Ended        Inception to
                                                 June 30, 2003    June 30, 2003
                                                 --------------   --------------

Net loss as reported                             $  (1,164,579)   $  (1,265,807)
Add: Non-cash stock compensation included in
  reported net loss attributable to common
  shareholders                                              --               --
Deduct: Total employee non-cash stock
  compensation expense determined under
  fair-value based method for all awards                    --               --
             Pro forma net loss                  $  (1,164,579)   $  (1,265,807)

Net loss per common share
     Basic and diluted - as reported             $       (0.23)   $       (0.29)
     Basic and diluted - pro forma               $       (0.23)   $       (0.29)

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

The reason for this is that although Guardian is the legal acquirer in the acquisition, and remains the registrant with the Securities and Exchange Commission, under generally accepted accounting principles, the acquisition was accounted for as a reverse acquisition, whereby RJL is considered the "acquirer" of Guardian for financial reporting purposes since RJL's shareholders controlled more than 50% of the post acquisition combined entity, the management of the Company was that of RJL after the acquisition , Guardian had no assets or liabilities as of the transaction date, and the continuing operations of the entity are those of RJL. Since Guardian was a non-operating entity on the transaction date, the Company recorded the premium over net assets purchased as a reduction of Additional Paid in Capital. In addition, the Company is required to present in all financial statements and other public information filings, from the date of completion of the acquisition, prior historical financial statements and information of RJL. It also requires a retroactive restatement of RJL's historical stockholders' equity to reflect the equivalent number of shares of common stock received in the acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES:
OPERATING ACTIVITIES

During the six months ended June 30, 2003, the Company used net cash in operating activities of $289,069. For the six month period ended June 30, 2003, the Company made a royalty payment to Diagnos in the amount of $150,000, paid legal fees associated with the reverse acquisition transaction of approximately $46,000 and incurred other general corporate expenses which accounted for the use of cash from operating activities.

INVESTING ACTIVITIES

During the six months ended June 30, 2003 the Company purchased office equipment in the amount of $7,703.

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

  Series A Preferred Stock
  ------------------------

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

  Series B Preferred Stock
  ------------------------

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

Exhibits:
---------

Item           Description
----           -----------

2.1 Amended and Restated Agreement and Plan of Reorganization dated effective June 12, 2003, by and among the Company, RJL Marketing Services Inc., and the shareholders of RJL Marketing Services Inc., incorporated herein by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K, dated June 26, 2003.

3.1 Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock, incorporated herein by reference to
         Exhibit 3.1 to Registrant's Report on Form 10-QSB, dated August 14,
         2003.

3.2 Certificate of Designations of Preferences and Rights of Series B Convertible Preferred Stock, incorporated herein by reference to
         Exhibit 3.2 to Registrant's Report on Form 10-QSB, dated August 14,
         2003.

10.1 Employment Agreement, dated October 1, 2002, between RJL Marketing Services Inc. and Mr. Robert A. Dishaw, incorporated herein by reference to Exhibit 10.1 to Registrant's Report on Form 10-QSB, dated August 14, 2003.

10.2 Employment Agreement, dated January 1, 2003, between RJL Marketing Services Inc. and Mr. Michael W. Trudnak, incorporated herein by reference to Exhibit 10.2 to Registrant's Report on Form 10-QSB, dated August 14, 2003.

10.3 Amendment Agreement, dated July 28, 2003, between RJL Marketing Services Inc. and Mr. Michael W. Trudnak, incorporated herein by reference to Exhibit 10.3 to Registrant's Report on Form 10-QSB, dated August 14, 2003.

10.4     Settlement Agreement, dated June 26, 2003, between the Registrant and
         J. Andrew Moorer, incorporated herein by reference to Exhibit 10.4 to Registrant's Report on Form 10-QSB, dated August 14, 2003.

10.5 Exclusive Distribution Agreement, dated June 26, 2003, between RJL Marketing Services Inc. and Diagnos, Inc., incorporated herein by reference to Exhibit 10.5 to Registrant's Report on Form 10-QSB, dated August 14, 2003.

31.1 Certification of Michael W. Trudnak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of William J. Donovan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Michael W. Trudnak pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of William J. Donovan pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K
-------------------

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

                                       GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
Date:  November 17, 2003               By: /s/ Michael W. Trudnak
                                           -------------------------------------
                                           Michael W. Trudnak, CEO and Chairman

                                       By: /s/ William J. Donovan
                                           -------------------------------------
                                           William J. Donovan, Chief Financial
                                             Officer