Form 10KSB
period 2003-12-31
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2004-04-15
CIK 873198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)


                           COMMISSION FILE NO. 0-28238

       DELAWARE                                        54-1521616
    (State or other                                 (I.R.S. Employer
    jurisdiction of                               Identification No.)
   incorporation or
     organization)

            21351 RIDGETOP CIRCLE, SUITE 300, DULLES, VIRGINIA 20166 (Address of Registrant's principal executive offices and zip code)


                                 (703) 654-6091

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:
                                      None

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                     Common Stock, $.001 par value per share


      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenue for the year ended December 31, 2003, was $0.

      As of February 13, 2004, the issuer had 15,371,800 shares of its common stock, $.001 par value per share, outstanding.


      The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of February 13, 2004, was $32,198,540. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be "affiliates" of the Registrant.

TABLE OF CONTENTS



PART I                                                                         4

  ITEM 1.   DESCRIPTION OF BUSINESS                                            4

  ITEM 2.   DESCRIPTION OF PROPERTIES                                         27

  ITEM 3.   LEGAL PROCEEDINGS                                                 27

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               27

PART II                                                                       28

  ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
            AND SMALL BUSINESS ISSUER'S PURCHASES OF EQUITY SECURITIES        28

  ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION OR PLAN OF OPERATIONS                                   29

  ITEM 7.   FINANCIAL STATEMENTS                                              33

  ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                               33

PART III                                                                      34

  ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                34

  ITEM 10.  EXECUTIVE COMPENSATION                                            37

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS                        41

  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    43

  ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K                                                       44

  ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                            47

SIGNATURES                                                                    48

                           FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report contain  forward-looking  statements,
which  provide  our  current   expectations   or  forecasts  of  future  events.
Forward-looking statements in this report include, without limitation:

o information concerning possible or assumed future results of operations, trends in financial results and business plans, including those related to earnings growth and revenue growth;

o statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;

o     statements about expected future sales trends for our products;

o statements about our future capital requirements and the sufficiency of our cash, cash equivalents, and available bank borrowings to meet these requirements;

o     information about the anticipated release dates of new products;

o     other statements about our plans, objectives, expectations and intentions;
      and

o     other statements that are not historical fact.

Words such as "believe," "anticipate," "plan," "expect" and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including factors described in the section entitled Important Factors That May Affect Our Business, Our Operating Results and Our Stock Price in this report. Other factors besides those described in this report could also affect actual results. You should carefully consider the factors described in the section entitled Important Factors That May Affect Our Business, Our Operating Results and Our Stock Price in evaluating our forward-looking statements.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this report, or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission ("SEC").


                                     PART I


ITEM 1.     DESCRIPTION OF BUSINESS

We were incorporated in the State of Delaware in February 1996. Prior to our reverse acquisition by RJL Marketing Services Inc., Guardian, through certain subsidiaries, was in the business of (i) fabricating and erecting structural steel for governmental, military, commercial and industrial construction projects through its 50% owned indirect subsidiary Structural Holdings, Inc.,
(ii) manufacturing and distributing security and safety products, primarily ballistic protective equipment through ForceOne, LLC, of which Guardian indirectly owned a 33% membership interest, and (iii) owning certain real estate properties through Palo Verde, Inc., a wholly owned subsidiary of Guardian.


REVERSE ACQUISITION

On June 26, 2003, pursuant to the terms of an Amended and Restated Agreement and Plan of Reorganization, dated effective June 12, 2003 (Agreement and Plan), by and among Guardian, RJL Marketing Services Inc., a privately held Delaware corporation (RJL), and all of the shareholders of RJL, Guardian acquired all of the outstanding capital stock of RJL in exchange for the issuance of shares of common stock and shares of preferred stock of Guardian.

Although Guardian is the legal acquirer in the acquisition, and remains the registrant with the SEC, under generally accepted accounting principles, the acquisition was accounted for as a reverse acquisition, whereby RJL is considered the "acquirer" of Guardian for financial reporting purposes since

RJL's shareholders controlled more than 50% of the post acquisition combined entity, the management of Guardian was that of RJL after the acquisition, Guardian had no assets or liabilities as of the transaction date, and the continuing operations of the entity are those of RJL. Since Guardian was a non-operating entity on the transaction date, Guardian recorded the premium over net assets purchased as a reduction of additional paid in capital. In addition, Guardian is required to present in all financial statements and other public information filings, from the date of completion of the acquisition, prior historical financial statements and information of RJL. It also requires a retroactive restatement of RJL's historical stockholders' equity to reflect the equivalent number of shares of common stock received in the acquisition.

On the effective date, pursuant to the Agreement and Plan, the two stockholders of RJL, Mr. Robert A. Dishaw and Mr. Michael W. Trudnak, exchanged all of their shares in RJL for an aggregate of 5,511,500 shares of common stock and an aggregate of 4,097 shares of Series A Convertible Preferred Stock, $.20 par value per share ("Series A Preferred Stock"), of Guardian. The shares of Series A Preferred Stock have a preferential liquidation value of $20.00 per share and each share will be automatically converted into 1,000 shares of common stock of Guardian (subject to certain anti-dilution adjustments) upon Guardian attaining Earnings Before Income Taxes and Depreciation (EBITDA) aggregating $2,500,000 following the Reverse Acquisition in the period commencing on the date of issuance through June 26, 2005, as evidenced by Guardian's financial statement contained in its reports filed with the SEC under the Exchange Act. As a condition to the closing, Mr. Moorer, the former President, Chief Financial Officer and a director of Guardian, and Messrs Houtz and Stevens, the former directors of Guardian entered into lock up agreements with RJL and Guardian pursuant to which they agreed not to sell their shares of Guardian for a period of six months, except that they may, during such period, sell an aggregate of 50,000 shares a calendar month.

Concurrently with the closing of the Reverse Acquisition, Guardian closed on an equity financing pursuant to which it placed an aggregate of 1,000,000 shares of common stock at a price of $.50 per share for aggregate proceeds of $500,000. Such financing was required as a condition to closing of the Reverse
Acquisition. Guardian has granted to investors in such offering a five year piggy back registration right (except for underwritten offerings and offerings other than for cash registered on a Form S-8 or S-4). Also concurrently with the closing of the Reverse Acquisition, all of the prior officers and directors of Guardian resigned and were replaced by officers and directors designated by RJL.

At closing of the Reverse Acquisition, RJL had commitments to issue an aggregate of 5,920,000 shares of common stock and 2,600 shares of preferred stock to certain consultants all of which have been issued.

Immediately prior to the closing, and effective as of June 23, 2003, Guardian assigned all of its pre-closing assets and liabilities to a newly formed subsidiary, Black Mountain Holding, Inc. All of the shares of Black Mountain Holdings, Inc., owned by Guardian will be spun off to Guardian's stockholders, pro rata, in the nature of a stock dividend distribution. Shareholders of Guardian entitled to participate in the spin-off distribution will receive one share of Black Mountain for each share of Guardian that they hold as of the record date. Guardian established June 23, 2003, as the record date for the spin-off. Following that date, the shares of Guardian have traded "ex dividend." Guardian has been advised by prior management of Guardian that Black Mountain intends to file a registration statement with the SEC to register under the Securities Act the distribution of the spin-off shares to Guardian shareholders pro rata and the spin-off will not occur until such registration statement is declared effective by the SEC. Pending effectiveness of the registration statement, the shares of Black Mountain will be held in a spin-off trust for the benefit of Guardian's shareholders. The trustee of the trust is J. Andrew Moorer, the former President and Chief Financial Officer of Guardian.


EXCLUSIVE DISTRIBUTION AGREEMENT WITH DIAGNOS

Effective as of, and as a condition to, the closing of the Reverse Acquisition, we entered into an Exclusive Distribution Agreement with Diagnos, Inc., a Canadian public company, pursuant to which we were appointed as the exclusive distributor of certain knowledge extraction software that has been developed by Diagnos. Under the agreement, we were the exclusive distributor of Diagnos' products to the U.S. federal, state and municipal governments, U.S. government contractors, and the U.S. bio-medical market, subject to certain limited carve-outs. Upon execution of the agreement, we were required to make a royalty payment to Diagnos in the amount of $150,000, which is to be credited against the first seven licenses that Guardian sells. The agreement was a renewable ten-year agreement.

The Exclusive Distribution Agreement with Diagnos was mutually terminated effective as of January 14, 2004. The agreement was terminated for our failure to deliver the required minimum revenues included in the agreement. Our failure to meet those minimum revenue requirements resulted from several factors: (i) our inability to sell the product to the U.S. government intelligence organizations due to the fact the product was produced and owned outside the U.S., (ii) the product was a desktop version, not an enterprise version, and
(iii) the high-level of technical sophistication required to be a user of the product. The termination of the Exclusive Distribution Agreement required us to: cease the use of the Diagnos/MCubiX logo and name on our materials, return all intellectual property owned by Diagnos, and to pay all outstanding invoices (an aggregate of $25,000) immediately.

In view of the development of our business since the date of the Reverse Acquisition, management of Guardian does not believe that the termination of the Exclusive Distribution Agreement will have any adverse impact on our current plan of operations or our ability to develop, market, or distribute our healthcare or aviation security products. Our healthcare and aviation security products have been developed independent of MCubiX.


ACQUISITION OF INTELLECTUAL PROPERTY OF DIFFERENCE ENGINES

On October 23, 2003, we entered into an agreement with Difference Engines Corporation, a Maryland corporation, pursuant to which Guardian agreed to purchase certain intellectual property (IP) owned by Difference Engines, including but not limited to certain compression software technology described as Difference Engine's Visual Internet Applications or DEVision, as well as title and interest in the use of the name and the copyright of Difference Engines. Mr. Walter Ludwig, a director of Guardian, is also the president, a director and a principal stockholder of Difference Engines.

Under the terms of the agreement, Guardian issued 587,000 shares of its common stock as consideration for the purchase of the IP and cancelled a convertible promissory note that Difference Engines had issued to Guardian in the amount of approximately $25,000 representing advances Guardian made to Difference Engines. The 587,000 shares of common stock are subject to a two (2) year lock up. Guardian has granted Difference Engines piggy-back registration rights for a period of three (3) years commencing on the date of the expiration of the lock up period with regard to the shares issued in the transaction. Upon expiration of the two (2) year lock up period, in the event that the shares are not eligible for resale under Rule 144 and have not been registered under the Securities Act, the holder of the shares may demand redemption of the shares. The redemption price is to be calculated on the basis of the average of the closing bid and asked prices of Guardian's common stock for the twenty (20) consecutive business days ending on the day prior to the date of the exercise of the holder's right of redemption. The founders of Difference Engines, including Messrs. Ludwig and Victor T. Hamilton, provided certain releases to Guardian related to their contribution of the technology to Difference Engines. The closing of the acquisition of the IP was subject to certain conditions, including a requirement that Difference Engines obtain approval of its stockholders for the transaction and that Messrs Ludwig and Hamilton enter into two (2) year and one (1) year employment agreements, respectively, with Guardian at base salaries of $120,000 and $90,000 per annum, respectively.

The closing of the acquisition of the IP occurred effective December 19, 2003, after Difference Engines obtained the approval of its stockholders for the transaction.


CONTEMPLATED ACQUISITION OF WISE SYSTEMS, LTD.

On December 3, 2003, we entered into a non-binding letter of intent to acquire Wise Systems Ltd., a developer of radiology information systems with principal offices in the United Kingdom. The letter of intent is subject to customary conditions, including performance of due diligence, negotiation of definitive agreements, and receipt by us of audited financial statements for Wise Systems, obtaining regulatory approval for the transaction, and other customary conditions and may be terminated at any time without liability to either party. The letter of intent provides for the payment of the purchase price of approximately $2,600,000 in a combination of cash and stock. Also, the letter of intent provides for the payment of a two year earn-out to Wise Systems, which may be paid in cash or common stock of Guardian, at Wise Systems' option. An earnest money deposit of $150,000 was paid by Guardian to Wise Systems upon execution of the letter of intent. It also provided that should the purchase not close for any reason, Wise would enter into a non-exclusive OEM agreement with Guardian, on "most-favored client" terms, allowing Guardian to sell and customize its products in the US.


PRIVATE PLACEMENT OF OUR SERIES C CONVERTIBLE PREFERRED STOCK During October and

November, 2003, we closed on the sale of an aggregate of 545 shares of our Series C Convertible Preferred Stock. Berthel Fisher acted as the placement agent for the offer and sale of such shares. We received net proceeds from the sale of such shares of $629,895 and paid to Berthel Fisher a commission of 6% of the aggregate proceeds or $37,250, a due diligence fee of 2% of the aggregate proceeds of the offering or $13,625, and issued to Berthel Fisher placement agent's warrants to purchase an aggregate of 21,800 shares of our common stock, and to reimburse certain extraordinary expenses of Berthel Fisher. The placement agent's warrants are exercisable at a price of $1.95 per share during the five year period following the issuance thereof and contain piggy back registration rights. On February 13, 2004, pursuant to the authorization of our stockholders, we increased our authorized shares of common stock to 200,000,000 shares. Under the provisions of the Series C Convertible Preferred Stock, the shares of Series C Convertible Preferred Stock automatically converted into an aggregate of 545,000 shares of our common stock.

BRIDGE NOTES

Beginning December 8, 2003, and concluding December 19, 2003, we entered into a series of purchase agreements with eight individuals under which we sold and issued to such individuals convertible promissory notes in the aggregate amount of $700,000 and warrants to purchase 311,250 shares of our common stock. 200,000 of the warrants are exercisable during the eighteen (18) month period commencing on the date of issuance at a price of $2.50 per share. The remaining warrants are exercisable as follows: (i) 80,000 warrants exercisable during the twenty-four (24) month period commencing on the date of issuance at a price of $2.50 per share, and (ii) 31,250 warrants exercisable during the sixty (60) month period commencing on the date of issuance at a price of $5.00 per share. The proceeds of the sale of the notes were used by Guardian for working capital purposes. The notes bear interest at 10% ($70,000) and are repayable sixty days after the date of issuance of the notes (maturity date). The unpaid notes and interest, beyond the maturity date, bear interest at the rate of 18% per annum in the event they are not repaid within 60 days of the date of issuance. An event of default occurs under the notes if the principal or interest are not paid when due and within 15 days of notice from the note holder of such failure to pay; the voluntary or involuntary bankruptcy of Guardian, the making of a general assignment for the benefit of creditors, an application for dissolution or liquidation, or other relief from bankruptcy, insolvency or similar.

The notes provide that the principal and accrued interest under the notes may be converted into units of securities, each unit consisting of four shares of common stock and one warrant, at a price of $6.40 per unit. A note holder is also entitled to receive 1,000 warrants to purchase our common stock at a price of $2.50 per share for each $25,000 in principal amount of note outstanding for each 30 day period during which the notes are outstanding beyond the maturity date. The foregoing warrants contain certain antidilution provisions, one time piggy-back registration rights and other customary provisions.

OUR BUSINESS

Guardian is a technology company that designs, develops and delivers sophisticated solutions to its target markets. We utilize high-performance imaging technologies and advanced analytics to create integrated information management technology products and services that address critical problems in healthcare and aviation security for corporations and governmental agencies. Each product and service can radically improve the quality and velocity of decision-making, organizational productivity, and efficiency within the enterprise.

The core component of Guardian's overall business strategy is gaining and securing a competitive advantage through our advanced technologies. Our product suite is a platform for innovation that efficiently integrates, streamlines, and distributes business and clinical information and images across the enterprise.

We understand the challenges facing our clients such as staffing shortages, declining revenues, declining reimbursements, integration complexities, information accuracy across systems, and competitive pressures. We develop our solutions and services to help our clients meet those challenges head on by accelerating their productivity so they can work more efficiently with the same staff. We partner with our clients to understand their needs in order to provide the right solutions, and include their feedback in the development process of any customized products.

Following the Reverse Acquisition, Guardian has evolved, in a very short period of time, into a focused product and marketing structure in the healthcare and aviation security markets. We recognize that a company at our stage of development must continuously focus its efforts.

Each of Guardian's target markets share certain common  characteristics:

      o     Each is large, growing, and underserved.

      o     Each faces  significant  current  and  ongoing  problems  related to
            exponential  data  volume  growth  versus   decreasing   information
            quality.

      o     Each  requires  new  approaches  to  its  challenges,   as  previous
            solutions have become less effective.

      o     Each faces an evolving regulatory environment.

      o At the same time, our underlying strengths in technology expertise create bonds between the solutions for both of these markets:

      o Each requires sophisticated solutions that build on a common platform that can be easily customized.

      o Each requires the ability to derive information value from images, structured data, and text.

      o Most importantly, Guardian's core competencies and newly developed techniques apply with little modification across all of the market problems we are addressing.

Currently, we are focused on providing technology solutions and services in two primary markets, healthcare and aviation security. However, as we develop new or enhanced solutions we expect to expand into other markets. We may also engage in one or more acquisitions of businesses that are complementary to our business. As of December 3, 2003, we have entered into a non-binding letter of intent agreement to acquire Wise Systems, Ltd., of Corsham, UK, a leading developer of radiology information systems (RIS). However, there can be no assurance that we will be able to close on the Wise Systems Ltd. acquisition or identify any other such acquisition candidates or be able to negotiate terms for any acquisition that is acceptable to us.


OUR COMPETITIVE STRENGTHS

We believe that the following competitive strengths will enable us to take advantage of market opportunities within our targeted industries:

      o FOCUS. We believe our focus on products and services with common technology cores allows us to adopt strategies, pursue objectives and develop products with features that better address the problems of customers.

      o MULTIPLE EXPERTISE. We believe our high level of in-house expertise in several difficult areas of technology, and our ability to augment those capabilities from outside, quickly and appropriately, creates significant competitive advantage.

      o SOPHISTICATED INTELLIGENT INFORMATION SYSTEMS. We believe our sophisticated intelligent information systems give us the ability to identify and capitalize on profitable opportunities in our markets and enhance our relationships with our customers. We believe our systems are unique for a company of our size and are scalable to support our continued growth.

      o     ATTRACTIVE  PRODUCT  STRUCTURES.   Our  systems  and  solutions  are
            designed to ensure that our clients' budget-making decision process is more manageable.

      o STRONG RELATIONSHIPS WITH DISTRIBUTORS AND OEMS. We are developing a network of loyal and productive distributors and OEMs who are attracted to Guardian because of our market-focused products, competitive compensation program, stable presence and user-friendly, sophisticated systems.

      o MANAGEMENT EXPERIENCE AND INCENTIVE TO MAXIMIZE STOCKHOLDER VALUE. Operational, organizational and financial standards implemented by our senior management team have so far driven our rapid development of sophisticated, targeted products, hiring and retention of a world-class staff of imaging technology and business process professionals, adherence to a clearly-defined acquisition strategy, and expected profitability in 2004. In addition, our management and certain of our employees own stock in our company and we expect to provide incentive compensation to them in the form of stock options.

      o PUBLIC FINANCING STRUCTURE. Relative to other companies at our stage in development, our ability to raise capital in public and private markets significantly improves our ability to make quick decisions regarding strategic acquisitions and commitments which reassures potential allies and partners.


OUR STRATEGIES

We intend to grow the business by focusing on the following strategies:

SALES - Our product distribution strategy is to employ a multi-tiered marketing approach that uses a mix of direct sales, OEMs and distribution partners. Our direct sales force targets each market segment, validates approach, and provides insight for use with the OEM and partner channels. The partner channel distribution strategy includes entering into reseller agreements; sales lead exchange agreements and service bundling agreements that benefit from integration of combined product offerings.

PARTNERSHIPS - We also partner with system integration firms to complement their capabilities and share in custom solution component development that results in further market exposure for Guardian.

LEVERAGE OF EXPERTISE - We believe business synergies between Guardian and our partners will enable each firm to pursue opportunities made feasible only by the joint capabilities of both parties. We will maintain an efficient and effective operating structure where we focus on systems consolidation and automation designed to eliminate redundancies and achieve greater operational efficiencies, which drive down the total cost of service.

CONTINUING STRENGTH OF TECHNOLOGY - We believe we currently have, and can maintain, a superior set of technology expertise that allows us to create product and service combinations faster, more flexibly, and more completely than competitors. At a minimum, we presuppose that our partners' core mission will be to realize greater technology ROI for their clients and ensure strategic alignment between business objectives and technology.

OUR CHALLENGES

We face a number of challenges in capitalizing on our strengths and implementing our strategies. For example:

      o Business in general is highly competitive, and we compete with both large multinational solution providers and smaller companies. Some of our competitors have more capital, longer operating and market histories, and greater resources than we have, and may offer a broader range of products and lower prices than we offer.

      o Negative trends caused by irrational price competition or increased costs in the market for our solutions could cause our results of operations to suffer.

      o Our success depends on our ability to deliver sophisticated solutions and set prices competitively. If we fail to assess accurately the risks that we assume, we may fail, which could reduce our income or result in an operating loss.

      o We have little operating history as a public company and we may not be able to develop and implement the infrastructure necessary to operate successfully as an independent public company.

For further discussion of these and other challenges we face, see "Important Factors That May Affect Our Business, Our Operating Results and Our Stock Price."

HEALTHCARE INDUSTRY

MARKET
According to the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), health care was the largest single sector of the U.S. economy in 2002. The total healthcare system represents approximately $1.5 trillion, or 14% of the U.S. gross domestic product.

Increased consumer, government, employer and payer awareness of the high incidence and resulting cost of medical errors is resulting in an increased interest in clinical information systems. According to the report published by the Institute of Medicine (IOM) of the National Academies, between 44,000 and 98,000 unnecessary deaths result in the United States each year from errors in medical treatment, making medical errors the eighth leading cause of death, ahead of automobile accidents, breast cancer, and AIDS. Aside from human costs, the total financial cost of medical errors has been estimated at up to $8 billion per year.

In a follow-up report issued by the IOM, the IOM reiterated the urgency of reducing medical errors, but stated that the United States' healthcare system is plagued with even deeper quality problems which together detract from the "health, functioning, dignity, comfort, satisfaction and resources of Americans." The use of information technology to support clinical and administrative processes is prominent in the report's recommended strategies to improve the overall quality of healthcare within the next ten years. We anticipate that increased use of information technology will be a significant factor in driving industry practices to higher quality standards.

Healthcare organizations face increasing regulation and scrutiny by federal, regional and local authorities. Compliance with regulations governing healthcare cost reimbursement; insurance, and administration impose financial burdens on healthcare organizations. Recently, proposed and final regulations published under the Health Insurance Portability and Accountability Act of 1996 (HIPAA) have created significant operational challenges to healthcare providers and payers.

Guardian's Healthcare Solutions division (GHS) provides products and services to one of the fastest-growing sectors in healthcare and healthcare information management: diagnostic radiology.

DIAGNOSTIC RADIOLOGY INDUSTRY

Radiology is inexorably moving from film to digital, and this is creating enormous amounts of data that must be catalogued, managed, moved, and archived. Newer imaging technologies such as CT (computerized tomography) and MRI (magnetic resonance imaging) are digitally incepted (though in practice, reads of these modalities are often done by printing film from the digital image). Even historically film-based modalities such as general x-ray and mammography are moving toward digital inception. It has not happened as quickly as some people had predicted, but the pace is quickening.

As digital modalities drive radiology toward filmless, the data volumes become staggering. A single mammography study is 300 megabytes, and a large center can do hundreds in a day. A CT or echocardiography study can be 30-50 gigabytes. In many cases records must be kept for 7 years, 10 years, or even the lifetime of the patient.

Patient records in radiology are increasingly managed on computers; however, the vast bulk of the radiology archive is still in millions of linear feet of film racks. Radiology IT systems fall into two broad classes: picture archiving and communication systems, or PACS, and radiology information systems, or RIS. The increasing trend is for full integration of PACS and RIS, both at a macro software level, and at the patient record level.

There were 350 million imaging procedures performed in the U.S. in 1998, according to Dr. Bob Bell, R. Bell & Associates in February 2000. The National Healthcare Statistics Group of HHS estimates total U.S. patient spending on radiology at $75 billion annually, with a 9-12% growth rate. Capital expenditures on diagnostic imaging equipment are $4.52 billion annually, according to "Economic Analysis of Filmless Radiology," by Charles Flagle.

The HIPAA (Health Insurance Portability and Accountability Act of 1996) mandates and the increasingly competitive environment among hospitals and imaging centers to provide the most efficient services are creating a wave of continual capital expenditure. As Y2K spending inflated hospital budgets, HIPAA compliance requirements are creating a new wave of spending.


RADIOLOGY AND HIPAA

HIPAA regulations about the patient record have taken a long time to come, and for the most part they are somewhat more admonitory than prescriptive. Regulations implementing HIPAA impose national health data standards on health care providers that conduct electronic health transactions, health care clearinghouses that convert health data between HIPAA-compliant and non-compliant formats, and health plans. Collectively, these groups, including most requirements of Guardian's prospective customers, are known as covered entities. These HIPAA standards include:

      o     transaction   and  code  set  standards  that   prescribe   specific
            transaction formats and data code sets for certain electronic health care transactions;

      o     privacy  standards that protect  individual  privacy by limiting the
            uses   and   disclosures   of   individually   identifiable   health
            information;

      o and data security standards that require covered entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability, and security of individually identifiable health information in electronic form.

All covered entities were required to comply with the TCS standards by October 16, 2003. The privacy standards imposed by HIPAA have been in effect for most covered entities since April 14, 2003, while the compliance deadline for the security standards is April 21, 2005.

For most healthcare enterprises, compliance with HIPAA is burdensome, but can be dealt with at a "best practices" level. For radiology, there are some significant multipliers of concern: the sheer volume of data and transactions that radiology deals with relative to other providers, the issue attendant to sharing information with referring primary providers, and, most important, the regulatory mandate for disaster recovery.

Disaster recovery is not a major problem for most patient records--offsite microfiche, Xeroxing, mirroring office hard drives all suffice. For the film component of the radiology archive, it is potentially a very expensive problem, however. Both on a going-forward basis and to some extent with legacy film, PACS and HIPAA's disaster-recovery mandate will drive radiology data volumes an order of magnitude faster than decreases in the costs of storage.

Radiology providers, like all others, would prefer to concentrate on providing their core services, not on interaction with payers and compliance with regulatory regimes. In large part, much of the suite of services offered by GHS is designed to address that desire.

Guardian's   Healthcare   Solutions  division  creates  and  markets  integrated
information management technology products and services for the radiology enterprise under the marketing tag "Revisualize Radiology."


OVERVIEW OF GHS

We currently concentrate on the radiology marketplace, and more narrowly on free-standing radiology practices and small hospitals. While our technology and services are applicable to other provider specialties, radiology presents a set of unique challenges and opportunities.

GHS will initially target hospitals with less than 200 beds and freestanding radiology clinics. According to the American Hospital Association, there are 5,801 hospitals in the U.S. Approximately one-third have less than 200 beds. According to the American Medical Information, Inc. there are 2,795 major diagnostic imaging centers and more than 5,000 smaller imaging centers in the U.S.

According to market analysts Frost and Sullivan, the US market for our GHS products and services is projected to be $1.7 billion in 2004. While a number of variously sized companies compete in the radiology IT marketplace the penetration rate of these technologies and services is still under 20% in the US.


GHS PRODUCTS

In November 2003, Guardian entered into a non-binding letter of intent to purchase Wise Healthcare Systems, a developer of healthcare information systems based in the UK. The letter of intent provided for an earnest payment of $150,000 against the purchase price. It also provided that should the purchase not close for any reason, Wise would enter into a non-exclusive OEM agreement with Guardian, on "most-favored client" terms, allowing GHS to sell and customize its products in the US. With either outcome (completed purchase of Wise or OEM agreement), GHS has market offerings in three distinct areas that address the radiology IT marketplace:

      o     Component   software  for  image  compression,   manipulation,   and
            archiving,   all  critical   needs  for   cost-effective   PACS  and
            teleradiology.

      o Integrated RIS/PACS capable of managing any-sized radiology enterprise that can be sold by themselves or in concert with GHS's services, but specifically marketed to clinical practices and small hospitals.

      o Integrated service suites directed at clinical practice and small hospitals for managed mixed archiving of data and film, managed HIPAA compliance, and management of interactions with public and private payers.

Though all of GHS's products and services are currently exempt from FDA premarket authorization requirements, Guardian intends to register as a medical device manufacturer and seek "substantial equivalence" certification for them.


COMPONENT SOFTWARE

GHS's DEVision product dramatically increases lossless, completely reversible compression ratios compared with competitive products. Standard techniques can losslessly compress radiology images between 1.5-3 times; DEVision currently averages over 5:1, with a target average of up to 10:1. For image types such as x-ray and mammography, which can be 300MB each, such an improvement creates dramatic cost savings in archiving and reduces network throughput both inside the enterprise and for offsite teleradiology.

For modalities where "near-lossless" archiving is acceptable, DEVision has as much as 60% better performance than competitive products. DEVision accomplishes these increases in medical image compression by:

      o using proprietary image pre-processing techniques to "prep" images for compression;

      o use of a proprietary "tuning" engine that alters the compression approach based on image characteristics by modality (e.g., CT, x-ray, MR), series type (e.g., part of the body and angle), and individual image characteristics;

      o use of single, multiple, or iterative compression algorithms, both proprietary and standards-facing whose object is deep reversible or "near-lossless" compression, rather than speed (which is less relevant in an archive than in a clinical setting).

DEVision is a software development kit designed to be easily integrated with existing filmless radiology systems, is fully DICOM (digital imaging and communication in medicine) -compliant . It is sold on a non-exclusive license basis with an enterprise license fee, and varying costs depending on number of servers and clients being used. We are in discussions with several PACS and storage vendors, in the US and abroad, and with a large US government healthcare provider, regarding integration of DEVision into their products.


INTEGRATED RIS/PACS

Whether Guardian acquires Wise outright or completes the alternative OEM arrangement, following some relatively minor further development, GHS will have a mature, fully integrated RIS/PACS available for sale both as an end-user product, and as an OEM product, either complete or in modules. Wise's name for this product is Virtology.Net, which name will likely be changed for GHS markets, but for purposes of this document it will be referred to as such.

The Virtology.Net product line is robust and will require very minor development enhancements for GHS's purposes. A complete suite of applications that address all of the IT requirements of diagnostic services within a clinic, hospital or group of hospitals has been written:

      o Virtual-Radiology NET. A fully integrated RIS/PACS, with full DICOM and HL7 (Health Level 7, an emerging set of standards for electronic interchange of clinical, financial, and administrative information among healthcare providers and payers) services

      o     Talk-Tank.NET. Full-featured digital dictation

      o     Virtual-ImageTank.NET. Very robust archiving/database suite

      o     Virtual-Pathology.NET and Virtual-Obstetrics.NET

Virtology.Net will enter the US market (and elsewhere) with certain advantages over competitive products: in price point, flexibility, feature set, and scaling product path (into ophthalmology and histology, for example). Virtology.Net is a next-generation application development and runtime environment for integrated RIS/PACS. Virtology.Net has an existing UK installed base of over 30 hospitals and clinics.

Wise decided to develop an application runtime environment after reviewing the competition and finding them wanting, mainly due to limited functionality, bias towards user interface development and component dependence on third-party runtime environments or operating systems. Future product road maps for these competitive products also concentrated on user interface development and low-level programming languages. While providing some arguable short-term advantages, such an approach creates long-term burdens, among them increased deployment and maintenance costs, and the need to continually redevelop complete applications as the development, runtime and operating system environments change every few years.

The vision behind the development of Virtology.Net, conversely, was to: o Develop re-usable application components that are not subject to redevelopment due to operating system upgrades

o Divorce the application business logic from the user interface software allowing the user interface to be swapped with ease.

o Allow application business logic to be configured without any programming effort using configuration files.
o Application components can be called from any third party system using a standard messaging protocol.

The resulting product suite is not simply Web-"enabled," but Web-based from the ground up. It can be infinitely scaled and integrated with existing third-party systems through SOAP. Interfaces are customized using standard HTML and XML editors. Server-side functions can run either under Microsoft Server applications, or Linux/Unix.

With the pending integration of one of several choices of DICOM viewer, and perhaps other visualization tools, along with GHS's DEVision product, Guardian will have a market-superior product suite, particularly well-suited for the clinical practice market and for integration with GHS's contemplated service suite.

We announced the product line at the Radiological Society of North America meeting in December 2003 under the service mark PACS for Practice. PACS for Practice is designed with an understanding of the differences between the workflow, clinical, and archive requirements of radiology practices (versus hospitals) in mind. Practices see significantly fewer chronic patients, have far greater periodicity in their workflow, do the vast majority of mammography examinations, and often have multiple locations with mixed modality environments, and our offering in this market is oriented toward those specific needs, without sacrificing features that all radiologists require in a filmless system.

Revenues per install will vary significantly based on practice size, modality mix, hardware needs, and other factors. An average large practice could anticipate spending between $350,000 and $1,000,000 on a fully integrated RIS/PACS. PACS for Practice is also specifically designed to operate in tandem with our managed mixed archive service. GHS is developing combined product/service offerings that will "flatten" the costs to customers of the capital portion by blending the costs of equipment and archiving services.


MANAGED MIXED ARCHIVE SERVICE

Managing a radiology practice mixed archive of paper and film is expensive, cumbersome, and inescapable. For urban and high-wage suburban practices, real estate and personnel costs for the management of tens of thousands of patient jackets carrying millions of paper and film records is a significant drag on practice profitability and a distraction from clinical responsibilities. In addition, new regulatory requirements for disaster recovery and records security under HIPAA create more expense and uncertainty for radiology than for most other medical specialties.

In response to market opportunity, Guardian has created both technology and a robust service plan for centralized mixed records management, conversion, and regulatory compliance for the radiology enterprise that allows practices to concentrate on their core business while saving money, reducing headcount, and upgrading their clinical technology. We will concentrate on building market momentum in the mid-Atlantic corridor (Richmond to Philadelphia) for a mixed archive facility to be located in Baltimore.


COMPETITION

We face intense competition from other providers of radiology information services providers. However, the current diagnostic imaging market is highly fragmented. Capital equipment sales and annual service costs are divided into four sub-markets: PACS, RIS, dictation/transcription, and charge capture.

There is no direct competitor that offers a working integrated workflow solution such as that offered by Guardian. However, there are seven companies that are developing such a product: ADAC/Cerner, Merge, GE, Agfa, Medq, SMS, and IDX.

It is difficult to discern which company is closest to market with its developments. However, IDX, Agfa, Merge, and Sunquest/Misys appear to be Guardian's closest competitors. Although some companies offer separate RIS, PACS, billing, or claims components such as GE or McKesson/HBOC, they are neither web-based nor integratable.

We believe that the price point, flexibility, and integrated service component of our offerings will afford us a competitive advantage. Current RIS/PACS offerings from major competitors such as GE, Siemens, Cerner, and Phillips have major competitive disadvantages relative to GHS when addressing the small hospital/freestanding clinic market.

Such competitive offerings are overpriced relative to the market, as the price structures for them have been designed to address the largest healthcare enterprises (500+-bed hospitals). Certain of these competitors explicitly ignore potential installations under a fairly high threshold size ($3 million in one known case). Nevertheless, on a procedures-per-year basis, larger clinical practices exceed the size of many hospitals.

Additionally, many of our competitors are also in the primary business of selling modalities (MR, CT, or nuclear medicine devices) as well as PACS or RIS. Their sales emphasis is on these larger-ticket items, rather than customer-centric RIS/PACS.

The practice market is generally quite underserved in healthcare information technology offerings, despite a generally much shorter selling cycle and more obvious ROI calculation. In practices, decisions are made by the radiologist/partners, without the IT gatekeepers typical in larger enterprises. As well, provable cost savings devolve to the partners themselves, rather than into a general operating budget as in a hospital.

No other company that we are aware of offers integrated products and mixed archiving services designed to address not only the workflow and clinical benefits of RIS/PACS technology, but some of the least tractable economic issues facing radiology practices today.

GHS will sell these products and services both through a direct, regionalized sales force and by making distribution deals with major supplies and technology providers to the radiology practice market.

AVIATION SECURITY INDUSTRY

MARKET

For more than six weeks following the September 11, 2001 terrorist attacks on the United States, Congress and the Bush Administration worked on a solution to protect the U.S. transportation system from further attack and to restore confidence on the part of the traveling public. The result was the Aviation and Transportation Security Act.

The Act, which President Bush signed into law on November 19, 2001 at Ronald Reagan Washington National Airport, created the Transportation Security Administration (TSA) within the Department of Transportation and placed strict, dated mandates on the new agency. The most significant of these deadlines include:

o A requirement to deploy Federal screeners at security checkpoints at 429 airports across the Nation within one year of enactment (November 19, 2002); and

o A requirement to have systems in place for screening every piece of checked baggage for explosives not later than December 31, 2002.

After September 11th, the TSA was charged with the primary responsibility for securing the nation's transportation system, a task fraught with challenges. The transportation system crisscrosses the nation and extends beyond our borders to move millions of passengers and tons of freight each day. The extent of the system, as well as the sheer volume of passengers and freight moved, makes it both an attractive target and difficult to secure. Addressing the security concerns is further complicated by the number of transportation stakeholders that are involved, including government agencies at the federal, state, and local levels and thousands of private sector companies. Concerns over air transportation safety resulting from the September 11th terrorists attacks has resulted in decreased passenger traffic levels and has placed financial pressures on the airlines.

After considerable intense planning and preparation, the Department has recently begun to deploy new passenger and baggage screening systems and, at the same time, is building the infrastructure necessary to support a flat, flexible, modern organization.

The goals of TSA's Screening Checkpoint Design effort are focused on improving security (particularly with regard to preventing breaches and consequent terminal evacuations or "dumps"), optimizing efficiency, and improving customer service. Simultaneously, TSA is continuing to research, develop and test a second wave (the so-called "White" and "Blue" packages) of Screening Checkpoint Design improvements (with inherently longer lead times) intended for deployment over the next 18-36 months.

TSA has enacted enhanced security measures at airports aimed at the identification and detection of threat items. These increased security measures have resulted in increased frustration by passengers and significantly longer processing time per passenger to clear security. A September 2003 U.S. Government Accounting Office report on the performance of TSA highlighted the following: (1) airport security screeners are detecting thousands of designated threat items each month (there are 1,200 designated threat items on the TSA Threat List including minor secondary threat items such as scissors, pocket knives, and corkscrews), (2) airport security screeners are failing to detect principal threats items (guns, knives, bombs, plastique, and ceramic weapons) over half the time, and (3) passenger throughput (the time to clear through security) is at unacceptably low levels.

Over a period of 10 years (2001-2010), the total U.S. annual people screening outlay is expected to grow to over 15 times its current size. Post-9/11, the baggage screening industry is at the start of a growth spurt. The industry is expected to grow from $200-$250 million per year (sales and service) over the last decade, to $1.5 billion by 2006 and $3.4 billion by 2010. Prior to 9/11, the luggage screening market (systems and service) hovered around $230 million per year. This market was projected to grow to $700 million in 2003, $1.2 billion by 2006, and $3.5 billion by 2010. The container and vehicle screening industry is changing its focus from drug trafficking to anti-terror screening activities. It will see a rapid growth, from below $60 million per annum in the 1993-2001 period to over $750 million by 2006 and over $1.4 billion in 2010. During the period of 2003 - 2006, about 80% of cargo screening activities and outlay will focus on cargo carried-on scheduled passenger flights. Unless a "cargo terror" event occurs, cargo screening outlay will grow at a 25-30% compound annual growth rate.


AVIATION BAGGAGE SCREENING PRODUCTS AND SERVICES

Combining proprietary technology platforms in imaging and knowledge extraction, we have developed an intelligent solution that can identify threat items, notify screeners of the existence of threat items, and speed the security process by eliminating unnecessary baggage checks, providing the screener with a second opinion, and reducing processing time spent on false positives (baggage selected for security review that contains no threat items). We expect to further enhance the development of our solution, called PinPoint (a threat identification detection alert solution), by the fourth quarter of 2004. We propose to seek patent protection for the product, although there can be no assurance that we will be successful in obtaining any such patent.

PinPoint is an integrated image data analysis solution and knowledge engine for image data identification and detection. PinPoint is an alpha stage product that has been reviewed and preliminarily tested by Safe Skies, the Transportation Safety Administration's ("TSA") independent testing agency. PinPoint successfully completed and passed the preliminary test, which resulted in the following developments: (i) Safe Skies referred their scanner equipment manufacturers to us to engage in discussions of integrating PinPoint with their equipment, (ii) Safe Skies has provided us with additional threat item images (sophisticated explosive materials) to integrate into our solution, which the current scanning equipment and scanner operators have had difficulty identifying, and (iii) Safe Skies has established a timeframe for the next level of testing, a live test on a scanner at Knoxville Airport. The largest scanner manufacturer has completed an in-depth review of PinPoint, including a field test of the solution under a simulated baggage scanning operation. PinPoint successfully completed this simulated test and the manufacturer has scheduled a live test at their location using one of their scanners and images which they have collected from the machine. The test was conducted in early March 2004, at the manufacturer's U.S. headquarters. We successfully completed this third-party validation of our new threat identification and detection alert solution, PinPoint. Test results reveal that PinPoint is able to detect threat items at approximately 90% or greater, while limiting `false positive' results to approximately 10% or less. False positives represent detection of a threat item when no threat item actually exists. The test additionally validated that our processing time was around one (1) second per image. All three results are material improvements on the actual results currently produced by the scanning manufacturers and realized by the Transportation Safety Administration.

In the event the solution gains the necessary level of acceptance with TSA and the scanner manufacturers, we intend to propose to TSA Phase II and Phase III. Phase II will provide inter-networking of all scanners within an individual airport. This project will reduce manpower requirements and provide a base for monitoring total airport security. Phase III will link the individual airport networks together in a wide-area network. This phase will provide the automated systems to improve communications between TSA and the local airport management, as well as provide the intelligence, data, and statistics required to develop a machine learning knowledge system. Deployment of both Phases of the project will benefit TSA increasing operational efficiency, reducing operating costs, and enhancing intelligence information. At this point there are no firm plans or commitments by TSA to move forward on these projects, however, these projects represent the logical next development stage.

Guardian's objective is to become the leading provider of contraband detection systems worldwide and to extend its technology expertise to address broader applications for detection. Specific elements of Guardian's growth strategy are to enhance our technological leadership, expand our sales and marketing organization, leverage our detection technology expertise to enter new markets for detection, and selectively pursue strategic relationships and acquisitions.


COMPETITION

The competition between the manufacturers of baggage (hand-held and small parcel) screening, luggage and large parcel screening, people screening for weapon and explosives detection, container and vehicle screening, and cargo screening is intense. The major competitors are AS&E, Smiths-Detection, OSI Rapiscan, InVision, and L3, each of which is better capitalized and has greater marketing and other resources than Guardian. The reason is quite simple: the U.S. Government has appropriated hundreds of million dollars to protect our borders. What is not so obvious is that the manufacturers that once held the largest share of installed base are at risk due to aging and inadequate technology. Our complementary approach of integrating our software solution within the manufacturers' hardware solution mitigates competition from the manufacturers.

Also, several software companies and academic institutions are attempting to develop sophisticated solutions to aid the manufacturers with detection of contraband substances. To date there has been no known solution developed. We believe that Guardian's approach is unique in that it is a non-intrusive adjunct to the current manufacturers' products. The enhancement identifies contraband at an accuracy level that is significantly higher than the methodology used today by TSA.

The market for contraband detection systems software is anticipated to become intensely competitive and is characterized by continuously developing technology and frequent introductions of new products and features. We expect competition to increase as other companies introduce additional and more competitive products in the aviation security market and as we develop additional capabilities and enhancements for PinPoint and new applications for our technology. Historically, the principal competitors in the market for explosive detection systems have been InVision, Vivid Technologies, Inc., EG&G Astrophysics, Smiths-Detection, Thermedics Detection Inc., and Barringer Technologies Inc. Each of these competitors provides aviation security solutions and products for use in the inspection of checked and carry-on luggage. We are aware of certain major corporations competing in other markets that intend to enter the aviation security market.

Guardian believes that its ability to compete in the aviation security market is based upon such factors as: product performance, functionality, quality and features; quality of customer support services, documentation and training; and the capability of the technology to appeal to broader applications beyond the inspection of checked and carry-on baggage. Although we believe that PinPoint is superior to its competitors' products in its detection capability and accuracy, PinPoint must also compete on the basis of price, throughput, and the ease of integration into existing baggage handling systems. Certain of our competitors may have an advantage over our existing technology with respect to these factors.


PATENTS AND PROPRIETARY RIGHTS

We rely on a combination of common law trademark, service mark, copyright and trade secret law and contractual restrictions to establish and protect our proprietary rights and promote our reputation and the growth of our business. We do not own any patents that would prevent or inhibit our competitors from using our technology or entering our market although we intend to seek such protection as appropriate. It is our practice to require all of our employees, consultants and independent contractors to enter into agreements containing non-disclosure, non-competition and non-solicitation restrictions and covenants, and while our agreements with some of our customers and suppliers include provisions prohibiting or restricting the disclosure of proprietary information, we can not assure you that these contractual arrangements or the other steps taken by us to protect our proprietary rights will prove sufficient to prevent misappropriation of our proprietary rights or to deter independent, third-party development of similar proprietary assets.

Due to the rapid pace of technological change in the software industry, we believe patent, trade secret and copyright protection are less significant to our competitive edge than factors such as the knowledge, ability and experience of our personnel, new product development, frequent product enhancements, name recognition and the ongoing reliability of our products.


EMPLOYEES

As of December 31, 2003, we employed 17 full-time employees, of whom two reside outside the United States. None of our employees is a party to a collective bargaining agreement and we believe our relationship with our employees is good. We also employ consultants and independent contractors on a regular basis to assist in the completion of projects. It is our practice to require all our employees, consultants and independent contractors to enter into proprietary information and inventions agreements containing non-disclosure, non-compete and non-solicitation restrictions or covenants.


IMPORTANT FACTORS THAT MAY AFFECT OUR BUSINESS, OUR OPERATING RESULTS AND OUR STOCK PRICE

In addition to the other information in this report, you should carefully consider the following cautionary factors in evaluating us and our business. Our financial condition and operating results could be materially adversely affected by any of the risks set forth below. From time to time we may furnish certain "forward-looking" information, as that term is defined by (i) the Private Securities Litigation Reform Act of 1995, or the Act, and (ii) in releases issued by the SEC. We are making these cautionary statements pursuant to the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act.

We Are A Development Stage Company And Our Business Plan And Technology Is Unproven. Since the closing of the reverse acquisition of Guardian Technologies International, Inc. by RJL Marketing Services Inc. in June 2003, through the date of this report, we have generated no revenue. Also, since the inception of RJL, we have experienced operating losses and negative cash flows. We incurred an operating loss of $6,463,496 during the period from inception through December 31, 2003. We are a development stage company and our business plan is unproven. We cannot assure you that we will ever achieve profitability or, if we achieve profitability, that it will be sustainable. The income potential of our businesses is unproven, and our limited operating history makes it difficult to evaluate our prospects. We anticipate increased expenses as we continue to expand and improve our infrastructure, invest in or develop additional products, make acquisitions, develop our technology, expand our sales and marketing efforts and pursue additional industry relationships. Moreover, the acceptance of the products that we offer is uncertain, including acceptance by the healthcare and aviation security markets.

We May Face Competition From Other Developers Or Sellers Of Imaging And Radiology Technology And Baggage Screening Technology.

While the market for imaging and radiology technology is highly fragmented, we face competition from other companies that are developing products that are expected to be competitive with our products. We also face potential competition from other companies developing baggage screening technology. Business in general is highly competitive, and we compete with both large multinational solution providers and smaller companies. Some of our competitors have more capital, longer operating and market histories, and greater resources than we have, and may offer a broader range of products and at lower prices than we offer.

We May Undertake Acquisitions Which Pose Risks To Our Business; Acquisition Of Wise Systems, Ltd. As part of our growth strategy, we may acquire or enter into joint venture arrangements with, or form strategic alliances with complimentary businesses. Any future acquisition, investment, strategic alliance or related effort will be accompanied by the risks commonly encountered in such transactions. These risks may include:

      o     Difficulty of identifying appropriate acquisition candidates;

      o     Paying more than the acquired company is worth;

      o     Difficulty in assimilating the operations of the new business;

      o Costs associated with the development and integration of the operations of the new entity;

      o     Existing business may be disrupted;

      o     Entering markets in which we have little or no experience;

      o Accounting for acquisitions could require us to amortize substantial goodwill, adversely affecting our results of operations;

      o Inability to retain the management and key personnel of the acquired business;

      o Inability to maintain uniform standards, controls, policies and procedures; or

      o Customer attrition with respect to customers acquired through the acquisition.

We cannot assure you that we would successfully overcome these risks or any other problems associated with any acquisition, investment, strategic alliances, or related efforts. Also, if we use our common stock in connection with an acquisition, a stockholder's percentage ownership in us will be reduced and such stockholder may experience additional dilution.

On December 3, 2003, we entered into a letter of intent to acquire Wise Systems Ltd., a developer of radiology information systems with principal offices in the United Kingdom. The letter of intent is subject to customary conditions, including performance of due diligence, negotiation of definitive agreements, and receipt by us of audited financial statements for Wise Systems, obtaining regulatory approval for the transaction, and other customary conditions and may be terminated at any time without liability to either party. The letter of intent provides for the payment of the purchase price of approximately $2,600,000 in a combination of cash and stock. It is anticipated that a part of the purchase price will be paid in common stock. Also, the letter of intent provides for the payment of a two-year earn out to the stockholders of Wise Systems, which may be paid in cash or common stock of Guardian, at Wise Systems' option. An earnest money deposit of $150,000 was paid by Guardian to Wise Systems upon execution of the letter of intent.

However, there can be no assurance that the acquisition will be effected upon terms acceptable to us or at all. If we are unsuccessful in completing this transaction, the letter of intent provides that Wise Systems and Guardian will enter into an OEM agreement whereby we will have the right to distribute the Wise product line in the United States. The $150,000 earnest money deposit will convert to prepaid license fees under the OEM agreement; however, we will not own the technology.

We Are Depending On The Proceeds Of A Private Placement Offering To Implement Our Business Strategy.

On December 22, 2003, we engaged an investment banking firm to act as our placement agent and to offer and sell our securities in a private placement. The securities will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. In the private placement we may issue up to 1,250,000 units of securities, each unit consisting of four shares of common stock and one warrant for a purchase price of $6.40 per unit, and aggregate proceeds of up to $8,000,000, although we reserve the right to increase the maximum amount of the offering. We have agreed to pay the investment banking firm a monthly investment banking fee, issue 25,000 shares of common stock upon our engagement of the investment banking firm, issue up to 200,000 shares of our stock as compensation for sales of the units, pay a 9% commission on sales of the units (to be paid in cash or our stock), issue a warrant equal to 10% of the common stock sold in the offering (excluding the common stock underlying the warrants), and reimburse certain expenses. There can be no assurance that we will raise sufficient financing as a result of this offering. We are dependent on the proceeds of this offering to implement our business strategy and to continue our business operations. To date our average monthly cash expenditures have been approximately $200,000 and we have relied upon the proceeds of the sale of our equity securities and a bridge loan to fund our operations. We have raised approximately $2,100,000 from the sale of such securities, including $700,000 from the bridge loans that are repayable from the proceeds of the offering. We anticipate that, based upon our currently proposed plans and assumptions relating to our operations and proposed expansion, that the maximum proceeds of the private offering will satisfy our contemplated cash requirements the next eighteen months. In the event we raise $3,583,000 in the offering, such proceeds will satisfy our contemplated cash requirements for the next twelve months. In the event our plans change, our assumptions change or prove to be inaccurate or if the proceeds of this offering prove to be insufficient to fund acquisitions or expanded operations, we would be required to seek additional financing or, if such funding is not received, curtail our operations. We have no current arrangements with regard to, or sources of, additional financing. There can be no assurance additional financing will be available on acceptable terms, or at all.

Our Stock Price Is Volatile

The stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price of our common stock to drop. In addition, the market price of our common stock is highly volatile. Factors that may cause the market price of our common stock to drop include:

      o     Fluctuations in our results of operations;

      o Timing and announcements of new customer orders, new products, or those of our competitors;

      o Any acquisitions that we make or joint venture arrangements we enter into with third parties;

      o Changes in stock market analyst recommendations regarding our common stock;

      o Failure of our results of operations to meet the expectations of stock market analysts and investors;

      o Increases in the number of outstanding shares of our common stock resulting from sales of new shares, or the exercise of warrants, stock options or convertible securities;

      o     Reluctance of any market maker to make a market in our common stock;

      o Changes in investors' perception of the aviation security and healthcare information technology industries generally; and

      o     General stock market conditions.

There Is A Limited Market For Our Common Stock And No Market For Our Class A Warrants.

Our common stock is quoted on The Nasdaq Stock Market, Inc.'s OTC Bulletin Board under the symbol "GDTI." No assurance can be made that an active market will develop for our common stock or, if it develops, that it will continue.

Our Common  Stock Is Subject To The SEC's  Penny Stock  Regulations.

Our common stock is subject to the SEC's "penny stock" rules. These regulations define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions, including securities listed on Nasdaq. For any transaction involving a penny stock, unless exempt, these rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to the broker-dealer and the registered underwriter, current quotations for the securities, information on the limited market in penny stocks and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealers' presumed control over the market. In addition, the broker-dealer must obtain a written statement from the customer that such disclosure information was provided and must retain such acknowledgment for at least three years. Further, monthly statements must be sent disclosing current price information for the penny stock held in the account. The penny stock rules also require that broker-dealers engaging in a transaction in a penny stock make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the purchase. The foregoing rules may materially and adversely affect the liquidity for the market of our common stock. Such rules may also affect the ability of broker-dealers to sell our common stock, the ability of holders of such securities to obtain accurate price quotations and may therefore impede the ability of holders of our common stock to sell such securities in the secondary market.

Certain Provisions Of Our Charter And Bylaws May Discourage Mergers And Other Transactions.

Certain provisions of our certificate of incorporation and bylaws may make it more difficult for someone to acquire control of us. These provisions may make it more difficult for stockholders to take certain corporate actions and could delay or prevent someone from acquiring our business. These provisions could limit the price that certain investors might be willing to pay for shares of our common stock.

Our Board Of Directors May Issue Additional Shares Of Preferred Stock Without Stockholder Approval.

Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock of which 6,000 have been designated as Series A Convertible Preferred Stock. In addition, we have designated 1,170 shares as Series B Convertible Preferred Stock and 6,000 shares as Series C Convertible Preferred Stock, none of which shares are outstanding on the date of the filing of this report. Accordingly, our board of directors may, without shareholder approval, issue one or more new series of preferred stock with rights which could adversely affect the voting power or other rights of the holders of outstanding shares of preferred stock or common stock. In addition, the issuance of additional shares of preferred stock may have the effect of rendering more difficult or discouraging, an acquisition or change of control of Guardian. Although we do not have any current plans to issue any additional shares of preferred stock, we may do so in the future.

We Depend On Key Personnel.

Our success depends of the contributions of our key management personnel, including Mr. Robert A. Dishaw, President and Chief Operating Officer, Mr. Michael W. Trudnak, Chairman, Chief Executive Officer, Secretary and Treasurer, and Mr. William J. Donovan, Chief Financial Officer. If we lose the services of any of such personnel we could be delayed in or precluded from achieving our business objectives. We do not have key man insurance on any of such officers.

In addition, the loss of key members of our sales and marketing teams or key technical service personnel could jeopardize our positive relations with our customers. Any loss of key technical personnel would jeopardize the stability of our infrastructure and our ability to provide the service levels our customers expect. The loss of any of our key officers or personnel could impair our ability to successfully execute our business strategy, because we substantially rely on their experience and management skills.

Our Directors And Executive Officers Own A Substantial Percentage Of Our Common Stock.

Our directors and executive officers beneficially own approximately 44.32% of our outstanding shares of common stock and 74.13% of our outstanding shares of Series A Convertible Preferred Stock, of which 5,527 are issued and outstanding. Each share of Series A Preferred Stock entitles the holder to cast 1,000 votes with regard to any matter submitted to our stockholders for a vote. Accordingly, our directors and executive officers are entitled to cast an aggregate of 10,595,500 votes on matters submitted to our stockholders for a vote or approximately 50.70% of the total number of votes entitled to be cast at a meeting of our stockholders. These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders. These matters would include the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may discourage or prevent someone from acquiring our business.

We Have Never Paid A Cash Dividend.

We have never paid a cash dividend on our common stock and do not anticipate paying cash dividends in the foreseeable future.

If We Fail To Attract And Retain Additional Skilled Personnel, Our Ability To Provide Technology-Based Application Development, Integration, And Product Development May Be Limited, And As A Result, We May Be Unable To Attract Customers And Grow Our Business.

We believe that our ability to attract, train, motivate and retain highly skilled technical, managerial and sales personnel, particularly in the areas of application development, business intelligence, knowledge extraction, management, healthcare economics, radiology, and technical support, is essential to our future success. Our business requires individuals with significant levels of expertise in knowledge extraction, business operations, mathematics, quantitative analysis, and machine learning. Competition for such personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation to such personnel than we currently anticipate. If we fail to attract and retain sufficient numbers of highly skilled employees, our ability to provide the necessary products, technologies, and services may be limited, and as a result, we may be unable to attract customers and grow our business.

Changes May Take Place In Funding For Healthcare.

Initially, Guardian expects to derive a substantial portion of its revenues from sales of financial, administrative and clinical healthcare information systems, and other related services within the healthcare industry. As a result, the success of Guardian is dependent in part on political and economic conditions as they relate to the healthcare industry. Virtually all of Guardian's prospective customers in the healthcare industry are subject to governmental regulation, including Medicare and Medicaid regulation.

Accordingly, Guardian's prospective customers and other entities with which Guardian may develop a business relationship are affected by changes in such regulations and limitations in governmental spending for Medicare and Medicaid programs. Recent actions by Congress have limited governmental spending for the Medicare and Medicaid programs, limited payments to hospitals and other providers under such programs, and increased emphasis on competition and other programs that potentially could have an adverse effect on Guardian's customers and the other entities with which Guardian has a business relationship. In addition, federal and state legislatures have considered proposals to reform the U.S. healthcare system at both the federal and state level. If enacted, these proposals could increase government involvement in healthcare, lower reimbursement rates and otherwise change the business environment of Guardian's prospective customers and other entities with which Guardian may develop a business relationship. Guardian's prospective customers and other entities with which Guardian may develop a business relationship could react to these proposals and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for Guardian's products and services.

In addition, many healthcare providers are consolidating to create integrated healthcare delivery systems with greater market power. These providers may try to use their market power to negotiate price reductions for Guardian's products and services. If Guardian is forced to reduce its prices, its expected operating margins would likely decrease. As the healthcare industry consolidates, competition for customers will become more intense and the importance of acquiring each customer will become greater.

Competition For Healthcare Information Systems Is Intense.

The market for healthcare information systems is intensely competitive, rapidly evolving and subject to rapid technological change. Guardian believes that the principal competitive factors in this market include the breadth and quality of system and product offerings, the features and capabilities of the systems, the price of the system and product offerings, the ongoing support for the systems, the potential for enhancements and future compatible products.

Some of Guardian's competitors have greater financial, technical, product development, marketing and other resources than Guardian, and some of its competitors offer products that we do not offer. Our principal existing competitors include IDX, Eclipsys Corporation, McKesson Corporation, Siemens AG, Epic Systems Corporation, GE Medical and Cerner Corporation. Each of these competitors offers a suite of products that compete with many of Guardian's products. There are other competitors that offer a more limited number of competing products. Guardian may be unable to compete successfully against these organizations. In addition, Guardian expects that major software information systems companies, large information technology consulting service providers and system integrators, and other smaller companies specializing in the healthcare industry may offer competitive products or services.

Product Liability Claims May Occur.

Any failure by Guardian's products that provide applications relating to patient medical histories, diagnostic procedures, and treatment plans could expose Guardian to product liability claims for personal injury and wrongful death. Unsuccessful claims could be costly to defend and divert management time and resources. In addition, Guardian cannot make assurances that it will continue to have appropriate insurance available to it in the future at commercially reasonable rates.

Product Malfunction Liability Claims May Occur.

Any failure by elements of Guardian's systems that provide elements of claims submitted by its clients could expose Guardian to liability claims for incorrect billing and electronic claims. Unsuccessful claims could be costly to defend and divert management time and resources. In addition, Guardian cannot make assurances that it will continue to have appropriate insurance available to it in the future at commercially reasonable rates.

Specific Government Regulations Relating To Medicare And Medicaid May Impinge On Guardian.

Many of Guardian's prospective customers and the other entities with which Guardian may develop a business relationship operate in the healthcare industry and, as a result, are subject to governmental regulation. Because Guardian's healthcare products and services are designed to function within the structure of the healthcare financing and reimbursement systems currently in place in the United States, and because Guardian is pursuing a strategy of developing and marketing products and services that support its customers' regulatory and compliance efforts, Guardian may become subject to the reach of, and liability under, these regulations.

The federal Anti-Kickback Law, among other things, prohibits the direct or indirect payment or receipt of any remuneration for Medicare, Medicaid and certain other federal or state healthcare program patient referrals, or arranging for or recommending referrals or other business paid for in whole or in part by the federal health care programs. Violations of the federal Anti-Kickback Law may result in civil and criminal sanction and liability, including the temporary or permanent exclusion of the violator from government health programs, treble damages and imprisonment for up to five years for each violation. If the activities of a customer of Guardian or other entity with which Guardian has a business relationship were found to constitute a violation of the federal Anti-Kickback Law and Guardian, as a result of the provision of products or services to such customer or entity, was found to have knowingly participated in such activities, Guardian could be subject to sanction or liability under such laws, including the exclusion of Guardian from government health programs. As a result of exclusion from government health programs, Guardian customers would not be permitted to make any payments to Guardian.

The federal Civil False Claims Act and the Medicare/Medicaid Civil Money Penalties regulations prohibit, among other things, the filing of claims for services that were not provided as claimed, which were for services that were not medically necessary, or which were otherwise false or fraudulent. Violations of these laws may result in civil damages, including treble and civil penalties. In addition the Medicare/Medicaid and other federal statutes provide for criminal penalties for such false claims. If, as a result of the provision by Guardian of products or services to its customers or other entities with which Guardian has a business relationship, Guardian provides assistance with the provision of inaccurate financial reports to the government under these regulations, or Guardian is found to have knowingly recorded or reported data relating to inappropriate payments made to a healthcare provider, Guardian could be subject to liability under these laws.

Medical Device  Regulation  May Require Us To Obtain  Approval For Our Products.

The United States Food and Drug Administration has promulgated a draft policy for the regulation of computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. To the extent that computer software is a medical device under the policy, Guardian, as a manufacturer of such products, could be required, depending on the product, to:

      o     register and list its products with the FDA;

      o notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products; or

      o obtain FDA approval by demonstrating safety and effectiveness before marketing a product.

Depending on the intended use of a device, the FDA could require Guardian to obtain extensive data from clinical studies to demonstrate safety or effectiveness, or substantial equivalence. If the FDA requires this data, Guardian would be required to obtain approval of an investigational device exemption before undertaking clinical trials. Clinical trials can take extended periods of time to complete. Guardian cannot provide assurances that the FDA will approve or clear a device after the completion of such trials. In addition, these products would be subject to the Federal Food, Drug and Cosmetic Act's general controls, including those relating to good manufacturing practices and adverse experience reporting. Although it is not possible to anticipate the final form of the FDA's policy with regard to computer software, Guardian expects that the FDA is likely to become increasingly active in regulating computer software intended for use in healthcare settings regardless of whether the draft is finalized or changed. The FDA can impose extensive requirements governing pre- and post-market conditions like service investigation, approval, labeling and manufacturing. In addition, the FDA can impose extensive requirements governing development controls and quality assurance processes.

System Errors And Warranties May Subject Us To Liability.

Guardian's healthcare information systems are very complex. As with all complex information systems, Guardian's healthcare information systems may contain errors, especially when first introduced. Guardian's healthcare information systems are intended to provide information to healthcare providers for use in the diagnosis and treatment of patients. Therefore, users of Guardian's products may have a greater sensitivity to system errors than the market for software products generally. Failure of a Guardian customer's system to perform in accordance with its documentation could constitute a breach of warranty and require Guardian to incur additional expenses in order to make the system comply with the documentation. If such failure is not timely remedied, it could constitute a material breach under a contract allowing the client to cancel the contract and subject Guardian to liability.

A security breach could damage Guardian's reputation or result in liability. Guardian retains and transmits confidential information, including patient health information. It is critical that these facilities and infrastructure remain secure and be perceived by the marketplace as secure. Guardian may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by breaches. Despite the implementation of security measures, this infrastructure or other systems that we interface with, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any compromise of our security, whether as a result of our own systems or systems that they interface with, could reduce demand for Guardian's services and products.

Customer satisfaction and Guardian's business could be harmed if Guardian's business experiences delays, failures or loss of data in its systems. The occurrence of a major catastrophic event or other system failure at any of Guardian's facilities, or at any third party facility, including telecommunications provider facilities, could interrupt data processing or result in the loss of stored data, which could harm Guardian's business.

We May Infringe The Proprietary Rights Of Others.

If any of Guardian's products violate third party proprietary rights, Guardian may be required to reengineer its products or seek to obtain licenses from third parties to continue offering its products without substantial reengineering. Any efforts to reengineer Guardian's products or obtain licenses from third parties may not be successful, in which case Guardian may be forced to stop selling the infringing product or remove the infringing functionality or feature. Guardian may also become subject to damage awards as a result of infringing the proprietary rights of others, which could cause Guardian to incur additional losses and have an adverse impact on its financial position. Guardian does not conduct comprehensive patent searches to determine whether the technologies used in its products infringe patents held by others. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending; many of which are confidential when filed, with regard to similar technologies.

Unforeseeable Disruption In The Economy May Take Place Consequent To Terrorism Or Other International Events.

The terrorist events of September 11, 2001, as well as new terrorists threats, the war in Iraq and the possibility of war in other areas of the Middle East, have sensitized Guardian and many other businesses to the potential disruption that such activities can have on the economy, the business cycle and, ultimately on the financial performance of these organizations. It is impossible to know whether such terrorist or military activities will continue, and whether, and to what extent, they may cause a disruption that may have a material adverse effect on the business and financial condition of the Company.

A Number Of Factors That Affect Our Revenues Make Our Future Results Difficult To Predict, And Therefore We May Not Meet Expectations For A Particular Period.

We believe that our revenues have the potential to vary significantly from time to time. We believe that these variations may result from many factors, including:

      o the timing, size and mix of orders from our major customers, including in particular, the TSA and agencies of other governments;

      o legislative or other government actions driven, in part, by the public's perception of the threats facing commercial aviation, leading to fluctuations in demand for aviation security products and services;

      o delays in product shipments caused by the inability of airports to install or integrate our products in a timely fashion;

      o     the availability and cost of key components;

      o the timing of completion of acceptance testing for some of our products;

      o the introduction and acceptance of new products or enhancements to existing products offered by us or our competitors;

      o changes in pricing policies by us, our competitors or our suppliers, including possible decreases in average selling prices of our products caused by customer volume orders or in response to competitive pressures; and

      o     our sales mix to domestic and international customers.

We Expect to Depend On A Small Number Of Customers For A Substantial Portion Of Our Future Revenues.

A significant portion of our quarterly and annual operating expenses is expected to be relatively fixed in nature. This means that future revenue fluctuations will cause our quarterly and annual operating results to vary substantially. We also may choose to increase spending to pursue new market opportunities, which may negatively affect our financial results.

Governmental Agencies, The Primary Customers For Our PinPoint Products, Are Subject To Budget Processes Which Could Limit The Demand For These Products.

Substantially all of the potential customers for our PinPoint products under development to date have been public agencies or quasi-public agencies, such as the FAA, the TSA, airport authorities and manufactures of threat detection devices. Public agencies are subject to budgetary processes and expenditure constraints.

The funding of government programs is subject to legislative appropriation. Budgetary allocations for PinPoint depend, in part, upon governmental policies, which fluctuate from time to time in response to political and other factors, including the public's perception of the threat of commercial airline bombings. For example, the terrorist attacks of September 11, 2001 resulted in the passage of the Aviation and Transportation Security Act of 2001, or Transportation Security Act, mandating a small surcharge on each airline ticket purchase to fund airline security. This surcharge was suspended from June 1, 2003 to September 30, 2003. We cannot assure that the surcharge will not again be suspended or that the funds generated by these surcharges will be used to purchase our PinPoint products. We cannot assure that funds will continue to be appropriated by Congress or allocated by the TSA or other agencies for the purchase of PinPoint product or any other such product we develop and market.

Legislative Actions Could Lead To Fluctuations In Demand For Aviation Security Products And Services.

In addition to the Congressional budgetary process, other legislation could be introduced that would impact demand for aviation security products and services. In response to fluctuation in concern on the part of voters about aviation security and competing homeland security demands, or for other reasons, the plans for deployment of PinPoint product to screen baggage could be changed. Budgetary debates and delays could result in fewer PinPoint products being sold to the TSA.

Governmental Agencies Have Special Contracting Requirements, Which Create Additional Risks.

In contracting with public agencies, we are subject to public agency contract requirements that vary from jurisdiction to jurisdiction. Future sales to public agencies will depend, in part, on our ability to meet public agency contract requirements, certain of which may be onerous or even impossible for us to satisfy.

Government contracts typically contain termination provisions unfavorable to us and are subject to audit and modification by the government at its sole discretion, which subject us to additional risks. These risks include the ability of the U.S. government to unilaterally:

      o suspend or prevent us for a set period of time from receiving new contracts or extending existing contracts based on violations or suspected violations of laws or regulations;

      o     terminate our future contracts;

      o     reduce the scope and value of our future contracts;

      o audit and object to our contract-related costs and fees, including allocated indirect costs;

      o     control and potentially prohibit the export of our products; and

      o     change certain terms and conditions in our contracts.

The U.S. government can terminate any of its contracts with us either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms. Termination for convenience provisions generally enable us to recover only our costs incurred or committed, and settlement expenses and profit on the work completed prior to termination. Termination for default provisions do not permit these recoveries and make us liable for excess costs incurred by the U.S. government in procuring undelivered items from another source. Our contracts with foreign governments may contain similar provisions. In the event we enter into one or more government contracts for PinPoint, the government's termination of any such contracts for our PinPoint product under development would harm our business.

In addition, U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds annually for a given program on a September 30 fiscal year-end basis, even though contract performance may take years. Consequently, our future contracts with the TSA may only be partially funded at the outset, and additional monies are normally committed to the contract by the TSA only as appropriations are made by Congress for future periods. The government's failure to fully fund one or more of the contracts for our PinPoint product under development would harm our business.

Because we expect to contract with the U.S. government, we will be subject to periodic audits and reviews. Based on the results of its audits, the U.S. government may adjust our contract-related costs and fees, including allocated indirect costs. In the future, government audits and reviews could result in adjustments to our revenues and cause other adverse effects, particularly to our relationship with the TSA. In addition, under U.S. government purchasing regulations, some of our costs, including most financing costs, amortization of intangible assets, portions of our research and development costs, and some marketing expenses may not be reimbursable or allowed in our negotiation of fixed-price contracts. Further, because we expect to contract with the U.S. government, we will be subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which purely private sector companies are not.

In addition, public agency contracts are frequently awarded only after formal competitive bidding processes, which are often protracted and typically contain provisions that permit cancellation in the event that funds are unavailable to the public agency. We may not be awarded any of the contracts for which we submit a bid. Even if we are awarded contracts, substantial delays or cancellations of purchases could result from protests initiated by losing bidders.

Our Growth Depends On Our Introduction Of New Products And Services, Which May Be Costly To Develop And May Not Achieve Market Acceptance.

As part of our strategy for growth, we intend to develop products to address additional aviation security opportunities, such as passenger, carry-on baggage and air cargo screening. We also intend to address homeland security requirements beyond aviation, such as screening at border checkpoints, government offices and transportation terminals and ports. We will be required to spend funds to develop or acquire technologies and products for these initiatives, and these initiatives may divert our development and management resources away from our core PinPoint product. In addition, we have acquired, rather than developed internally, some of our technologies in connection with our acquisitions of companies and businesses, and these technologies may not perform as we expect. The development of new products may require greater time and financial resources than we currently anticipate and, despite significant investments in research and development, may not yield commercially successful products.

The development of our products for explosives and weapons detection is highly complex. Successful product development and market acceptance of any new products and services that we develop depend on a number of factors, including:

      o     our timely completion and introduction of new products;

      o our accurate prediction of the demand for homeland security products and the changing requirements of the homeland security industry, including certification or other required performance standards;

      o     the availability of key components of our products;

      o the quality, price and operating performance of our products and those of our competitors;

      o     our customer service capabilities and responsiveness; and

      o     the success of our relationships with potential customers.

Our Future  PinPoint  Product May Fail To Obtain  Certification  By The TSA.

New products for aviation security applications may require certification or approval by the TSA, and we believe that the TSA does not currently have standards for the certification of aviation security products other than bulk explosives detection systems and explosives trace detectors, or ETD. Other products, such as metal detectors, are subject to TSA testing prior to approval. Market acceptance of new products may be limited if the TSA has not developed standards for certification or approval of such products, and even if it does develop such standards, we may be unable to obtain any such certification or approval, which could materially limit market acceptance of such products. If we fail to timely introduce new products or if these products fail to gain market acceptance, our results of operations would be harmed.

In addition, even if successful in the United States, new products that we develop may not achieve market acceptance outside of the United States. Foreign governments may be unwilling to commit financial resources to purchase our new products, which would reduce our potential revenues and harm our business.

Our Existing PinPoint Product May Fail To Obtain Re-Certification By The TSA For Changes In The PinPoint System.

Our existing PinPoint product can be required to be re-certified by the TSA. This can happen when a critical component is changed, or we wish to make other changes to the PinPoint systems. When this happens, the affected PinPoint model requires re-certification by the TSA. The failure or delay in gaining re-certification for an existing PinPoint product could harm our ability to continue to sell the product and recognize associated revenues.

Our Major Potential Customer, The TSA, Is A Part Of The Department Of Homeland Security, A Newly Created Agency That Has Experienced, And May Continue To Experience, Delays In Its Operations, Which May Cause Delays In Our Receiving Orders For Our Products From The TSA.

The TSA is a relatively new agency that was created in November 2001 by the Transportation Security Act. As a result, it has experienced, and may continue to experience, delays in fulfilling its mandate as a result of delays in establishing the necessary infrastructure to operate in an efficient manner. This may result in delays in our receiving orders for our PinPoint product. Further, the TSA is now a part of the Department of Homeland Security, which was created subsequent to the creation of the TSA and is therefore in an earlier stage of formation, which may further create delays in our receiving orders as this agency is organized.

Future Sales Of Our Products Will Depend On The Ability Of Airports To Secure Funding To Build Baggage Handling Systems And To Integrate Our PinPoint Product Into Such Systems, Which They May Not Be Able To Do.

Future sales will depend on integrating PinPoint into existing baggage and luggage handling systems within airports. If an airport is not configured for these systems, deployment of our PinPoint products may require changes in the airport infrastructure. If our PinPoint product cannot easily be integrated into existing baggage handling systems, we may experience reduced sales of our PinPoint products or these sales may be delayed. There can be no assurance that the government will continue to fund installations, integrations and reimbursements at the current level or at all. If there is a reduction in funding, we may experience reduced sales of our PinPoint products or these sales may be delayed.

We believe that a substantial opportunity exists for PinPoint system to be integrated into baggage handling systems. If airports determine, in conjunction with governmental authorities, that they will be unable or unwilling to modify or finance baggage handling systems, this opportunity may be limited.

If Our PinPoint Product Fails To Detect Explosives, We Could Be Exposed To Product Liability And Related Claims For Which We May Not Have Adequate Insurance Coverage, And We May Lose Current And Potential Customers.

Our aviation security business exposes us to potential product liability risks, which are inherent in the development, sale and maintenance of aviation security products. Our software is not designed to detect, and FAA/TSA certification does not require, 100% detection of any and all explosives contained in scanned baggage. For this reason, or if our products malfunction, it is possible that explosive material could pass undetected utilizing our product, which could lead to product liability claims. There are also many other factors beyond our control that could lead to liability claims, such as the reliability and competence of the customer's operators and the training of the operators. Such liability claims are likely to exceed any product liability insurance that we may have obtained.

In addition, the failure of any PinPoint product to detect explosives, even if due to operator error and not to the mechanical failure of an PinPoint product, could result in public and customer perception that our products do not work effectively, which may cause potential customers to not place orders and current customers to cancel orders already placed or to not place additional orders, any of which would harm our business and financial results.

We Expect To Substantially Depend On Large Orders From A Limited Number Of Customers. As A Result, Order Cancellations From Any Of Our Customers Or The Failure Of These Customers To Continue To Purchase PinPoint Products Could Have A Material Negative Impact On Our Business And Financial Results.

In any given fiscal quarter or year, our revenues will be derived from orders of multiple units of our PinPoint product from a limited number of customers. The failure of these customers, particularly the U.S. government, to purchase our PinPoint products or the cancellation of future orders would harm our business.

The Sales Cycle For Our PinPoint Products Is Lengthy, And We May Expend A Significant Amount Of Effort In Obtaining Sales Orders And Not Receive Them.

The sales cycle of our PinPoint product is expected to be lengthy due to the protracted approval process that typically accompanies large capital expenditures and the time required to install our PinPoint product. In addition, in the United States, the creation of the TSA and debate on formation of a Department of Homeland Security, as well as budgetary debates in Congress, may result in additional delays in the purchase of our PinPoint products. During the sales cycle we may expend substantial funds and management resources but recognize no associated revenue.

Our Future International Sales Subject Us To Risks That Could Materially Harm Our Business.

It is part of our growth strategy to establish international sales. A number of factors related to our international sales and operations could adversely affect our business, including:

      o     changes in domestic and foreign regulatory requirements;

      o     political instability in the countries where we sell products;

      o     possible foreign currency controls;

      o     fluctuations in currency exchange rates;

      o our ability to protect and utilize our intellectual property in foreign jurisdictions;

      o     tariffs, embargoes or other barriers;

      o     difficulties in staffing and managing foreign operations;

      o     difficulties in obtaining and managing distributors; and

      o     potentially negative tax consequences.

Our failure to obtain the requisite licenses, meet registration standards or comply with other government export regulations, may affect our ability to generate revenues from the sale of our products outside the United States, which could harm our business. In particular, our PinPoint product maybe deemed regulated and subject to export restrictions under the U.S. Department of State regulations. Consequently, these regulations may make the product more difficult to sell to a number of countries. Compliance with government regulations may also subject us to additional fees and costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position.

Exchange Rate Fluctuations Could Cause A Decline In Our Financial Condition And Results Of Operations.

In 2003, the cost of certain international currencies has increased due to fluctuations in the exchange rate of the U.S. dollar against the euro. Future fluctuations in this exchange rate could adversely affect our results in the event we make foreign sales of our products. From time to time, as and when we determine it is appropriate and advisable to do so, we will seek to mitigate the effect of exchange rate fluctuations through the use of derivative financial instruments. We cannot assure you, however, that we will continue this practice or be successful in these efforts.

Our Inability To Adapt To Rapid Technological Change Could Impair Our Ability To Remain Competitive.

The aviation security industry may undergo significant technological development in response to increased demand for aviation security products. A fundamental shift in technology in our product markets could harm our ability to generate revenues from sales of PinPoint product and services.

We anticipate that we will incur expenses in the design and initial development and marketing of new products and services. Our competitors may implement new technologies before we are able to, allowing them to provide more effective products at more competitive prices. Future technological developments could:

      o     adversely impact our competitive  position;

      o     require  write-downs  of  obsolete  technology;

      o require us to discontinue production of obsolete products before we can recover any or all of our related research, development and
            commercialization   expenses;   or

      o require significant capital expenditures beyond those currently contemplated.

We cannot assure investors that we will be able to achieve the technological advances to remain competitive and profitable, that new products and services will be developed and developed on schedule or on a cost-effective basis that anticipated markets will exist or develop for new products or services, or that our existing product and services will not become technologically obsolete.

The Aviation Security Industry Is Highly Competitive. Given The Anticipated Continuing Demand For Airport Security Products, Competition May Increase.

The aviation security industry is intensely competitive and we may not compete successfully. As a result of increased demand for security systems, additional companies may enter the industry. Some of our competitors, and many of the potential new entrants into the aviation security industry, have financial, technical, production and other resources substantially greater than ours. We believe that some of our competitors have products undergoing TSA certification. Our failure to compete successfully could result in lost sales and could hamper our financial results.

Litigation May Be Necessary To Enforce Or Defend Against Claims Of Intellectual Property Infringement, Which Could Be Expensive And, If We Lose, Could Prevent Us From Selling Our Products.

Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Any litigation, regardless of the outcome, could be costly and require significant time and attention of key members of our management and technical personnel.

Our domestic and international competitors, many of whom have substantially greater resources and have made substantial investments in competing technologies, may have patents that will prevent, limit or interfere with our ability to manufacture and sell our products. We have not conducted an independent review of patents issued to third parties. Because of the perceived market opportunity we face, companies possessing technology rights that they believe we might be infringing will now be much more motivated to assert infringement of their rights. These third parties may assert infringement or invalidity claims against us and litigation may be necessary to defend against these claims. An adverse outcome in the defense of a patent suit could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease selling our products. Even successful defenses of patent suits can be costly and time-consuming.

ITEM 2.     DESCRIPTION OF PROPERTIES

We lease approximately 2,200 square feet of office space at 21351 Ridgetop Circle, Dulles, Virginia pursuant to a month-to-month lease that commenced on June 5, 2003. Current monthly rent is $13,508. We expect that we will need to locate new space within the next six months to accommodate the anticipated growth in staffing.

ITEM 3.     LEGAL PROCEEDINGS

There are no material pending legal, governmental, administrative or other proceedings to which we are a party.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of our stockholders during the fourth quarter of the year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER'S PURCHASES OF EQUITY SECURITIES

Our common stock traded on the Nasdaq SmallCap Market under the symbol "GRDN". On April 29, 2002, we were notified by Nasdaq that our securities were delisted from the Nasdaq Stock Market for failure to meet Nasdaq's maintenance requirement for continued listing with respect to net tangible assets/shareholders equity.

Our common stock, effective August 18, 2002, is now traded on The Nasdaq Stock Market, Inc.'s OTC Bulletin Board under the symbol "GDTI." The following table sets forth the high and low bid prices for each quarter during 2002 and 2003.

                                        HIGH    LOW
                                        ----    ---

FISCAL YEAR ENDED DECEMBER 31, 2002:
      First Quarter ................   $0.10   $0.05
      Second .......................   $0.08   $0.04
      Quarter
      Third Quarter ................   $0.12   $0.12
      Fourth Quarter ...............   $0.36   $0.36

FISCAL YEAR ENDED DECEMBER 31, 2003:
      First Quarter ................   $0.33   $0.33
      Second .......................   $2.55   $2.40
      Quarter
      Third Quarter ................   $2.95   $2.76
      Fourth Quarter ...............   $3.90   $3.85

The foregoing quotations for the periods since our delisting from Nasdaq, reflect interdealer prices, without retail mark up, mark down or commission, and may not represent actual trades. The closing bid price of our common stock on March 17, 2004, was $4.30 and there were approximately 281 record holders of our common stock. This amount does not include beneficial owners of our common stock held in "street name." Signature Stock Transfer, Inc., Dallas, Texas, is our stock transfer and warrant agent.

We have never paid dividends on our common stock. Currently, we anticipate that we will retain earnings, if any, to support operations and to finance the growth and development of our business and do not anticipate paying cash dividends in the foreseeable future.


RECENT SALES OF UNREGISTERED SECURITIES

Sale of Series C Convertible Preferred Stock

During October and November, 2003, we closed on the sale of an aggregate of 545 shares of our Series C Convertible Preferred Stock. Berthel Fisher acted as the placement agent for the offer and sale of such shares. We received net proceeds from the sale of such shares of $629,895 and paid to Berthel Fisher a commission of 6% of the aggregate proceeds or $37,250, a due diligence fee of 2% of the aggregate proceeds of the offering or $13,625, and issued to Berthel Fisher placement agent's warrants to purchase an aggregate of 21,800 shares of our common stock, and to reimburse certain extraordinary expenses of Berthel Fisher. The placement agent's warrants are exercisable at a price of $1.95 per share during the five year period following the issuance thereof and contain piggy back registration rights. On February 13, 2004, pursuant to the authorization of our stockholders, we increased our authorized shares of common stock to 200,000,000 shares. Under the provisions of the Series C Convertible Preferred Stock, the shares of Series C Convertible Preferred Stock automatically converted into an aggregate of 545,000 shares of our common stock.

The foregoing shares were issued to the investors and the placement agent in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended ("the Act") and set forth in Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder and constitute "restricted securities" within the meaning of Rule 144 (a)(3) under the Act.

Bridge Loans

Beginning December 8, 2003, and concluding December 19, 2003, we entered into a series of purchase agreements with eight individuals under which we sold and issued to such individuals convertible promissory notes in the aggregate amount of $700,000 and warrants to purchase 311,250 shares of our common stock. 200,000 of the warrants are exercisable during the eighteen (18) month period commencing on the date of issuance at a price of $2.50 per share. The remaining warrants are exercisable as follows: (i) 80,000 warrants exercisable during the twenty-four (24) month period commencing on the date of issuance at a price of $2.50 per share, and (ii) 31,250 warrants exercisable during the sixty (60) month period commencing on the date of issuance at a price of $5.00 per share. The proceeds of the sale of the notes were used by Guardian for working capital purposes. The notes bear interest at 10% ($70,000) and are repayable sixty days after the date of issuance of the notes (maturity date).

The notes provide that the principal and accrued interest under the notes may be converted into units of securities to be issued in this offering at the same price as contemplated by our Private Placement Memorandum. The unpaid notes and interest, beyond the maturity date, bear interest at the rate of 18% per annum in the event they are not repaid within 60 days of the date of issuance. On
March 9, 2004, in accordance with provisions of the purchase agreements, we issued an additional 311,250 warrants to the note holders on the same terms and conditions as those warrants previously issued. The foregoing warrants contain certain anti-dilution provisions, one time piggy-back registration rights and other customary provisions. In the absence of financing, the note holders may convert their notes into shares of our common stock at a price of $1.50 per share.

Cappello Settlement

In October 2003, we entered into a placement agent agreement with Cappello Capital Corporation under terms which obligated us to issue an aggregate of 557,757 ten-year warrants to purchase our common stock at a price of $2.00 per share. Management believed the investment bank failed in its obligations under the agreement. On March 16, 2004, we reached a negotiated settlement to terminate this placement agent agreement and compensated the Capello Capital Corporation through the issuance of 250,000 two-year warrants to purchase our common stock at a price of $2.00 per share. On March 17, 2004, Cappello Capital Corporation exercised their cashless exercise option in exchange for the issuance of 197,368 shares of our common stock.

The foregoing shares were issued to the placement agent in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended ("the Act") and set forth in Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder and constitute "restricted securities" within the meaning of Rule 144 (a)(3) under the Act.

Private Placement

On December 22, 2003, as amended, we engaged Berthel Fisher & Company Financial Services, Inc. ("BFC") to act as our placement agent in connection with a contemplated offering to certain "accredited investors" pursuant to Rule 506 of Regulation D under the Act. At the execution of the Placement Agent Agreement, we issued to BFC 25,000 shares of our common stock.

On March 25, 2004, we closed on the sale of an aggregate of 121,996 shares of our common stock. Investors received one common stock purchase warrant for each four shares of common stock purchased. We issued to the investors an aggregate of 30,499 warrants exercisable at a price of $2.65 per share during an eighteen month period following the issuance thereof. BFC acted as the placement agent for the offer and sale of such shares. We received net proceeds from the sale of such shares of $177,581 and paid to Berthel Fisher a commission of 9% of the aggregate proceeds or $17,567 and issued to BFC placement agent's warrants to purchase an aggregate of 12,200 shares of our common stock, and to reimburse certain extraordinary expenses of BFC. The placement agent's warrants are exercisable at a price of $1.92 per share during the five year period following the issuance thereof and contain piggy back registration rights and a cashless exercise provision.

On April 1, 2004, we closed on the sale of 115,936 shares of our common stock. Investors received one common stock purchase warrant for each four shares of common stock purchased. We issued to the investors an aggregate of 28,984 warrants exercisable at a price of $2.65 per share during an eighteen month period following March 25, 2004. BFC acted as the placement agent for the offer and sale of such shares. We received net proceeds from the sale of such shares of $168,773 and paid to BFC a commission of 9% of the aggregate proceeds or $16,695 and issued to BFC placement agent's warrants to purchase an aggregate of 11,594 shares of our common stock, and to reimburse certain extraordinary expenses of BFC. The placement agent's warrants are exercisable at a price of $1.92 per share during the five year period following the issuance thereof and contain piggy back registration rights.

The foregoing securities were issued to the investors and the placement agent in reliance upon the exemption from the registration requirements of the Act, and set forth in Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder and constitute "restricted securities" within the meaning of Rule 144
(a)(3) under the Act.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

You should read the following summary together with the more detailed information and financial statements and notes thereto appearing elsewhere in this report. Throughout this report when we refer to "Guardian," "we," "our" or "us," we mean Guardian Technologies International, Inc. and its subsidiaries after giving effect to the reverse acquisition of RJL Marketing Services Inc. ("Reverse Acquisition") completed in June 2003.

DESCRIPTION OF THE COMPANY

Guardian is a technology company that designs, develops and delivers sophisticated solutions to its target markets. We utilize high-performance imaging technologies and advanced analytics to create integrated information management technology products and services that address critical problems in healthcare and aviation security for corporations and governmental agencies. Each product and service can radically improve the quality and velocity of decision-making, organizational productivity, and efficiency within the enterprise.

The core component of Guardian's overall business strategy is gaining and securing a competitive advantage through our advanced technologies. Our product suite is a platform for innovation that efficiently integrates, streamlines, and distributes business and clinical information and images across the enterprise.

Currently, we are focused on providing technology solutions and services in two primary markets, healthcare and aviation security. However, as we develop new or enhanced solutions we expect to expand into other markets. We may also engage in one or more acquisitions of businesses that are complementary to our business. As of December 3, 2003, we have entered into a non-binding agreement to acquire Wise Systems, Ltd., of Corsham, UK, a leading developer of radiology information systems (RIS). However, there can be no assurance that we will be able to close on the Wise Systems Ltd. acquisition or identify any other such acquisition candidates or be able to negotiate terms for any acquisition that is acceptable to us.

Headquartered in Dulles, Virginia, Guardian has North American sales offices in Los Angeles, Minneapolis, and Toronto.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and plan of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, intangible assets, and contingencies. We base our estimates on historical experience, where available, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Guardian Technologies International, Inc. and its wholly-owned subsidiary, RJL Marketing Services Inc. On June 26, 2003, pursuant to the terms of an Amended and Restated Agreement and Plan of Reorganization, we acquired all of the outstanding capital stock of RJL Marketing Services Inc. in exchange for the issuance of shares of common stock and shares of preferred stock.

Method of Accounting

We use the accrual basis of accounting for financial reporting purposes, whereby revenue is recognized when earned and expenses when incurred.

Cash and Cash Equivalents

For purposes of financial statement presentation, we consider all highly liquid debt instruments with initial maturities of ninety days or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents and accrued expense obligations approximate their fair value due to the short term nature of their underlying terms.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could vary from those estimates.

Revenue Recognition

We are a development stage company and, as such, we have not generated revenues as of December 31, 2003. We believe revenues will be generated during the fiscal year ended December 31, 2004. The source of those revenues will be from software sales and consulting services. Revenue recognition rules for software sales are complex. We will follow specific and detailed guidelines in measuring revenue; however, certain judgments will affect the application of our revenue policy.

Valuation of Long-Lived Assets Including Acquired Intangibles We review property and equipment and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair market value. We have recognized no material impairment adjustments related to property and equipment or identifiable intangibles during the past year.


PLAN OF OPERATIONS

We develop targeted, functional, and innovative software solutions and services to derive intelligence from images and data. Today, organizations collect far more data, particularly with the expansive growth in digital imagery, than they actually analyze and meaningfully apply. The analysis of this data and images can lead to significant improvements in the quality and efficacy of organizational decision-making. Business and IT consultants predict that the exponential growth in data and images over the next decade will continue at a pace equal to or greater than the growth experienced during the past decade. The need for more intelligent and expedient methods of analyzing data and images, along with converting the analysis into beneficial decision-making or predictive analysis bodes well for the business prospects of Guardian.

Our focus for the immediate term will be two markets: aviation security and healthcare radiology. While each of these markets represents enormous revenue potential, they are also fraught with many obstacles. In the aviation security marketplace we face the challenge of validating the efficacy of our solution. Many have tried to solve the imaging analysis and detection problems, all have failed to make substantial improvements. We believe our PinPoint solution resolves the imaging analysis and detection issues facing governmental agencies and hardware scanner manufacturers. Our challenges will be navigating the government procurement process and developing the most beneficial business strategy for aligning with the scanner manufacturers. In the healthcare radiology marketplace we will be marketing and selling our product to clients with little technological sophistication who are accustomed to maintaining images on film and data in handwritten records. Properly developing a cost/benefit analysis will be the key to penetrating the marketplace. To date, the only solution providers were extremely expensive as their primary market focus was the very largest of hospitals.

During the next twelve months, we expect to satisfy our cash requirements from the proceeds derived from a private placement offering through Berthel Fisher & Company Financial Services, Inc. ("BFC"). The offering commenced in Mid-March of 2004 and as of the date of this report has produced an aggregate of $346,354, net of placement agent fees and reimbursable expenses. We fully expect to be able to raise the maximum amount of the offering, $8,000,000. Proceeds from the offering will be used to: (i) acquire Wise Systems, Ltd., (ii) complete the development and productization of PinPoint, (iii) complete the patent process on several key patentable algorithms and processes, and (iv) to support the growth and operating expenses of the Company. We believe that we will require between $1,300,000 and $2,000,000 to support operations throughout 2004. This assumes minimal revenue production during the year.

During this development and capital formation phase, and until such time as adequate financing is in place, we will closely monitor our costs and our revenue expectations and will take actions appropriate to the market conditions.

We intend to continue to invest in both our existing technologies and in the development or acquisition of additional complimentary technologies, as well as in building an efficient marketing and sales organization. Looking to 2004, we believe we will transition during the second quarter of the year from a `development stage company' to an `operating company.'

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our ability to implement our plan of operations, including the acquisition of Wise Systems, Ltd., is predicated on our ability to generate the necessary capital resources through one or more equity or debt financings, including a private placement through BFC. We intend to use the proceeds of such financing to complete the acquisition of Wise, to complete the development of the PinPoint product, to complete and file patent applications, and to support operations until revenue flow is sufficient to meet the demands of operations. The acquisition of Wise and the subsequent integration of Wise's product line with our DEVision product line will establish the Company as a viable solutions provider in the RIS/PACS marketplace. While it is conceivable that we will be able to generate revenues from either product line prior to integration, it is not anticipated that the revenues generated would be sufficient to cover operating expenses. We will need approximately three months to complete the development and commercialization of the PinPoint product. We anticipate that we will enter into some form of licensing agreement with one or more scanner manufacturers during the three month period; however, revenues from those agreements will not materialize until the product development is complete. Further, during the remaining three months of development on PinPoint, we intend to actively pursue the Transportation Safety Administration (TSA) through multiple means. We believe that $1,300,000 to $2,000,000, in excess of the $1,800,000 required for the Wise acquisition, is sufficient capital resources to ensure that we can complete our plan of operations during 2004.

Results of Operations

The Company had no revenues for the period from Inception (October 2, 2002) through December 31, 2003. Net loss for the period was $6,625,662. Included in the net loss were selling, general and administrative expenses of $2,197,041 and non-cash expenses in the form of stock-based compensation to consultants and employees of $4,277,242.

Operating Activities

During the year ended December 31, 2003, we used net cash in operating activities of $1,508,585. During the period, we experienced a net loss of $6,524,434 which was offset by non-cash charges of $4,464,393. Predominant among the non-cash charges were expenses associated with the use of stock compensation in lieu of cash compensation to consultants and employees. Additionally, we expended $140,000 in royalty payments to Diagnos Corporation under an exclusive distribution agreement, which we have subsequently terminated. The royalty payments were carried on our accounting records as an asset since the royalty payments were intended to be offset against the resale of seven software licenses of the Diagnos product. As a result of the termination of the agreement with Diagnos, we have recognized and appropriately written-off the software licenses, as impaired assets, which resulted in a further non-cash charge to earnings. During the year we made two deposits on contracts, $7,900 as a security deposit under terms of our office lease agreement, and $150,000 as a good faith deposit at the signing of the letter of intent for the acquisition of Wise Systems, Ltd. In addition to cash generated through financing activities, we offset operating expenses by increasing vendor payables by $182,480 and by deferring payroll of $527,176. The outstanding payroll represents earned salary due to four executives of the Company.

Investing Activities

During the year ended December 31, 2003, we used net cash in investing activities of $202,170 for the purchase of $37,170 of equipment, $25,000 of software, and $140,000 to acquire seven distributable licenses (royalty payment discussed above) of the Diagnos software.

Financing Activities

Net cash was provided from investing activities through the sale of common stock, the sale of preferred stock, and through convertible bridge notes. At the date of the reverse acquisition, we issued 1,000,000 shares of its common stock for net cash proceeds of $500,000. During August and September of 2003, we issued 133.3 shares of its Series C Convertible Preferred Stock to an employee of the Company for net cash proceeds of $200,000. During October and November of 2003, we issued 545 shares of its Series C Convertible Preferred Stock to investors, in a private placement through Berthel Fisher & Company Financial Services, Inc. (see Item 5 above), for net cash proceeds after placement agent and escrow fees of $629,825. During December 2003, we entered into a series of convertible bridge notes (see Item 5 above) for cash proceeds of $700,000.


CRITICAL ACCOUNTING PRONOUNCEMENTS

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


ITEM 7.  FINANCIAL STATEMENTS

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

              FINANCIAL STATEMENTS AS OF DECEMBER 31, 2003 AND 2002
                       TOGETHER WITH THE AUDITORS' REPORT


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                                                      PAGE
Report of Independent Registered Public Accounting Firm ......................................................................   F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002 .................................................................   F-3

Consolidated Statements of Operations for the year ended December 31, 2003, the period from inception
 (October 2, 2002) to December 31, 2002, and the period from inception (October 2, 2002) to December 31, 2003 ................   F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the year ended December 31, 2003, the period from inception
 (October 2, 2002) to December 31, 2002, and the period from inception (October 2, 2002) to December 31, 2003 ................   F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2003 , the period from inception (October 2, 2002) to
 December 31, 2002, and the period from inception (October 2, 2002) to December 31, 2003 .....................................   F-8

Notes to the Consolidated Financial Statements ...............................................................................  F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
Dulles, Virginia

We have audited the accompanying Balance Sheets of GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES and RJL Marketing Services, Inc. as of December 31, 2003 and 2002, respectively, and the related Statements of Operations, Stockholders' Equity (Deficit) and Cash Flows for the year ended
December 31, 2003, the period from inception (October 2, 2002) to December 31, 2002, and for the period from inception (October 2, 2002) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES as of December 31, 2003 and of RJL Marketing Services, Inc. as of December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2003, the period from inception (October 2, 2002) to December 31, 2002, and the period from inception (October 2, 2002) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses since inception, has been unable to generate revenues to date, and has a working capital deficiency. As a result, the Company may not be able to continue to meet its obligations as they come due. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters also are described in Note 1. The financial statements do not include any adjustments that might arise from the outcome of this uncertainty.

ARONSON & COMPANY

Rockville, Maryland
April 11, 2004

                          CONSOLIDATED BALANCE SHEETS
           Guardian Technologies International, Inc. and Subsidiaries
                         (A Development Stage Company)
                       With RJL Marketing Services, Inc.



                                                                                             RJL Marketing
                                                                                              Services, Inc.
                                                        December 31, 2003                    December 31, 2002
                                                        -----------------                    -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                $    319,229                         $         89
  Other current assets                                              100                                   --
  Prepaid expenses                                                  200                                   --
                                                           ------------                         ------------
    Total current assets                                        319,529                                   89

Equipment, net                                                2,295,386                                   --

Other assets:
  Deposits                                                      157,900                                   --
  Other long-term assets                                        239,434                                   --
                                                           ------------                         ------------
    Total assets                                           $  3,012,249                         $         89
                                                           ------------                         ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                         $    205,953                         $     23,473
  Accrued payroll                                               605,020                               77,844
  Notes payable less discounts                                  569,618                                   --
                                                           ------------                         ------------
    Total current liabilities                                 1,380,591                              101,317
                                                           ------------                         ------------
Stockholders' equity (deficit)
  Preferred stock, $0.20 par value -
    Authorzed - 1,000,000 shares
    Issued and outstanding - 7,375 at December 31, 2003           1,475                                   --
  Common stock, $0.001 par value -
    Authorzed - 15,000,000 shares
    Issued and outstanding - 13,523,500 and 917,950 at
    December 31, 2003 and 2002, respectively                     13,524                                  908
  Stock warrants outstanding                                  1,031,424                                   --
  Deferred stock compensation                               (13,873,418)                                  --
  Additional paid-in capital                                 21,084,315                                 (908)
  Deficit accumulated during the development stage           (6,625,662)                            (101,228)
                                                           ------------                         ------------
    Total shareholders' equity (deficit)                      1,631,658                             (101,228)
                                                           ------------                         ------------
    Total liabilities and stockholders' equity (deficit)      3,012,249                         $         89
                                                           ------------                         ------------


    The accompanying notes are an integral part of the financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           Guardian Technologies International, Inc. and Subsidiaries
                          (A Development Stage Company)
                        With RJL Marketing Services, Inc.


                                                                        RJL Marketing
                                                                        Services, Inc.
                                                                 Inception (October 2, 2002)  Inception (October 2, 2002)
                                              Year Ended                   Through                    Through
                                            December 31, 2003          December 31, 2002          December 31, 2003
                                            -----------------    ---------------------------  ---------------------------
Net revenues                                  $        --                $        --                $        --

Cost of sales                                          --                         --                         --

Gross profit                                           --                         --                         --

Operating expenses:
   Selling, general and administrative          2,197,041                    101,228                  2,298,269
   Depreciation                                    26,734                         --                     26,734
   Stock-based compensation                     4,277,242                         --                  4,277,242
     Total operating expenses                   6,501,017                    101,228                  6,602,246
                                              -----------                -----------                -----------
Operating loss                                 (6,501,017)                  (101,228)                (6,602,246)
                                              -----------                -----------                -----------
Other income (expense):
   Interest expense                               (23,417)                        --                    (23,417)
                                              -----------                -----------                -----------
     Total other income (expense)                 (23,417)                        --                    (23,417)
                                              -----------                -----------                -----------

Net loss                                      $(6,524,434)               $  (101,228)               $(6,625,662)
                                              -----------                -----------                -----------

Loss per common share:
   Basic                                      $     (0.78)               $     (0.04)               $     (0.90)


Shares used in computing loss per share:
   Basic                                        8,314,785                  2,582,283                  7,392,314



    The accompanying notes are an integral part of the financial statements.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    Guardian Technologies Inernational, Inc.
                          (A Development Stage Company)
                        With RJL Marketing Services, Inc.



                                                        Shares of       Shares of       Shares of
                                       Shares of       Preferred       Preferred       Preferred      Dollar Amount
                     Date            Common Stock       Class A         Class B         Class C         per Share      Common Stock
-------------------- -------------- ---------------- --------------- --------------- --------------- ---------------- -------------
Balance, October
3, 2002 (inception)                        -               -               -               -         $-                $-
Common Stock
Issued to founder       10/23/2002      907,950            -               -               -         -                908
Net loss                                   -               -               -               -         -                -
                     -------------- ---------------- --------------- --------------- --------------- ---------------- -------------
Balance, December
31, 2002                                907,950            -               -               -         -                908
Common Stock
Issued to founders        4/3/2003     4,603,550           -               -               -         -                4,604
Common stock
options issued
pursuant to
employment               5/19/2003         -               -               -               -         0.50             -
Common Stock
Issued to former
shareholders of
pre-acquisition
Guardian
Technologies             6/26/2003     2,150,000           -               -               -         -                2,150
Preferred Class B
issued pursuant to
consulting
agreements for
services                 6/26/2003         -               -              690              -         0.81             -
Preferred Class A
issued to founders
pursuant to the
reverse acquisition      6/27/2003         -             4,097             -               -         0.20             -
Sale of common
stock for cash           6/30/2003     1,000,000           -               -               -         0.50             1,000
Common stock
options issued to
consultant                7/4/2003         -               -               -               -         0.50             -
Common stock
options issued
pursuant to
consulting
agreements for
services                 7/10/2003     2,000,000           -               -               -         0.33             2,000
Common stock
options issued
pursuant to
employment               7/14/2003         -               -               -               -         0.50             -
Compensation
issued pursuant to
consulting
agreements for
services                 7/28/2003     1,820,000         1,430            480              -         0.78             1,820
Common stock
options issued
pursuant to
employment               7/28/2003         -               -               -               -         0.50             -
Common stock
options issued
pursuant to
consulting
agreements for
services                 7/30/2003      150,000            -               -               -         2.35             150
Common stock
options issued
pursuant to
employment                8/4/2003         -               -               -               -         0.50             -
Common stock
options issued
pursuant to
employment               8/18/2003         -               -               -               -         0.50             -
Sale of preferred
stock (Class B)
for cash                 8/26/2003         -               -               33              -         1.50             -
Common stock
options issued
pursuant to
employment                9/1/2003         -               -               -               -         1.25             -


                                                                                                                    Deficit
                                                                                                                Accumulated
                                                     Preferred                                                    During the
                        Preferrd      Preferred      Class C        Additional                      Deferred    Development
                     Class A Stock  Class B Stock     Stock      Paid in Capital      Warrants    Compensation     Stage      Total
------------------- --------------- ------------ -------------- ----------------- ------------ ----------------------------- -------
Balance, October
3, 2002 (inception) $-              $-           $-            -                 $-            $-                           $-
Common Stock
Issued to founder   -               -            -              (908)             -            -                    -        -
Net loss            -               -            -              -                 -            -                 101,228)  (101,228)
                    --------------- ------------ -------------- ----------------- ------------ ----------------------------- -------
Balance, December
31, 2002            -               -            -              (908)             -            -                 101,228)  (101,228)
Common Stock
Issued to founders  -               -            -              (4,604)           -            -                    -        -
Common stock
options issued
pursuant to
employment          -               -            -              106,400           -                    (106,400)             -
Common Stock
Issued to former
shareholders of
pre-acquisition
Guardian
Technologies        -               -            -              (2,150)           -            -                    -        -
Preferred Class B
issued pursuant to
consulting
agreements for
services            -               138          -              558,762           -                    (558,900)    -        -
Preferred Class A
issued to founders
pursuant to the
reverse acquisition 819             -                           (819)             -            -                    -        -
Sale of common
stock for cash      -               -                           499,000           -            -                    -        500,000
Common stock
options issued to
consultant          -               -            -              323,000           -                    (323,000)    -
Common stock
options issued
pursuant to
consulting
agreements for
services            -               -            -              658,000           -            -                    -        660,000
Common stock
options issued
pursuant to
employment          -               -            -              332,500           -                    (332,500)    -        -
Compensation
issued pursuant to
consulting
agreements for
services            286             96           -                    2,907,198   -                 (2,909,400)     -        -
Common stock
options issued
pursuant to
employment          -               -            -              589,000           -                    (589,000)    -        -
Common stock
options issued
pursuant to
consulting
agreements for
services            -               -            -              352,350           -                    (352,350)    -        -
Common stock
options issued
pursuant to
employment          -               -            -              798,000           -                    (798,000)    -        -
Common stock
options issued
pursuant to
employment          -               -            -              522,500           -                    (522,500)    -        -
Sale of preferred
stock (Class B)
for cash            -               7            -              49,993            -            -                    -        50,000
Common stock
options issued
pursuant to
employment          -               -            -              39,188            -                     (39,188)    -        -

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  Guardian Technologies International, Inc.
                        (A Development Stage Company)
                      With RJL Marketing Services, Inc.


                                                                                                   Shares    Shares
                                    Shares    Shares     Shares     Shares     Dollar              of        of
                                    of        of         of         of         Amount              Preferred Preferred
                                    Common    Preferred  Preferred  Preferred  per       Common    Class     Class B
                           Date     Stock     Class A    Class A    Class C    Share     Stock A   Stock     Stock
                           ----     -----     -------    -------    -------    -----     -------   -----     -----
Common stock issued
pursuant to consulting
agreements for services  9/11/2003    80,000         -         -         -      2.35        80        -         -

Sale of preferred
stock (Class B) for
cash                     9/12/2003         -         -       100         -      1.50         -        -        20

Warrants for the
purchase of 200,000
shares of common stock   9/18/2003   200,000         -         -         -      2.00         -        -         -

Common stock issued
pursuant to consulting
agreements for services  9/30/2003         -         -         -         -      2.76       200        -         -

Common stock options
issued pursuant to
employment               10/15/2003        -         -         -         -      0.50         -        -         -

Sale of preferred
stock (Class C) for
cash                     10/15/2003        -         -         -       408      1.25         -        -         -

Warrants for the
purchase of 16,320
shares of common stock   10/15/2003        -         -         -         -      1.95         -        -         -

Common stock options
issued pursuant to
employment               11/1/2003         -         -         -         -      1.25         -        -         -

Common stock options
issued pursuant to
employment               11/6/2003         -         -         -         -      1.25         -        -         -

Common stock options
issued pursuant to
employment               11/8/2003         -         -         -         -      0.50         -        -         -

Sale of preferred
stock (Class C) for
cash                     11/21/2003        -         -         -       137      1.25         -        -         -

Warrants for the
purchase of 5,480
shares of common stock
for preferred stock
sale                     11/25/2003        -         -         -         -      1.95         -        -         -

Warrants for the
purchase of 100,000
shares of common stock
for notes payable        12/8/2003         -         -         -         -      2.50         -        -         -

Warrants for the
purchase of 40,000
shares of common stock
for the notes payable    12/8/2003         -         -         -         -      2.50         -        -         -

Warrants for the
purchase of 171,250
shares of common stock
for notes payable        12/19/2003        -         -         -         -      2.50         -        -         -

Common stock issued
pursuant to the
acquisition of software  12/19/2003  587,000         -         -         -      3.85       587        -         -

Common stock issued
pursuant to a
placement agent
agreement                12/23/2003   25,000         -         -         -      3.75        25        -         -


                         Shares
                         of                                             Deficit
                         Preferred Additional                         Accumulated
                         Class C   Paid in                Deferred    During the
                         Stock     Capital   Warrants  Compensation  Development    Total
                         -----     -------   --------  ------------  -----------    -----
Common stock issued
pursuant to consulting
agreements for services     -    187,920         -     (188,000)                        -

Sale of preferred
stock (Class B) for
cash                        -    149,980         -             -                  150,000

Warrants for the
purchase of 200,000
shares of common stock      -          -   145,684             -            -     145,684

Common stock issued
pursuant to consulting
agreements for services     -    551,800         -     (552,000)            -           -

Common stock options
issued pursuant to
employment                  -    456,000               (456,000)            -           -

Sale of preferred
stock (Class C) for
cash                       82    469,303         -             -            -     469,385

Warrants for the
purchase of 16,320
shares of common stock      -   (18,532)    18,532             -            -           -

Common stock options
issued pursuant to
employment                  -     41,563         -      (41,563)            -           -

Common stock options
issued pursuant to
employment                  -     45,125         -      (45,125)            -           -

Common stock options
issued pursuant to
employment                  -     15,200         -      (15,200)            -           -

Sale of preferred
stock (Class C) for
cash                       27    160,483         -             -                  160,510

Warrants for the
purchase of 5,480
shares of common stock
for preferred stock
sale                        -    (6,607)     6,607             -            -           -

Warrants for the
purchase of 100,000
shares of common stock
for notes payable           -          -    42,410             -            -      42,410

Warrants for the
purchase of 40,000
shares of common stock
for the notes payable       -          -    34,955             -            -      34,955

Warrants for the
purchase of 171,250
shares of common stock
for notes payable           -          -    74,433             -            -      73,433

Common stock issued
pursuant to the
acquisition of software     -  2,259,363         -             -                2,259,950

Common stock issued
pursuant to a
placement agent
agreement                   -     93,725         -             -                   93,750

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  Guardian Technologies International, Inc.
                        (A Development Stage Company)
                      With RJL Marketing Services, Inc.


                                                                      Date       Shares of        Shares of        Shares of
                                                                                Common Stock   Preferred Class  Preferred Class
                                                                                                       A               B
-----------------------------------------------------------------------------------------------------------------------------------
Warrants for the purchase of 250,000 shares of common stock        31-Dec-03         -                -                -
Remeasurement of stock issued pursuant to consulting agreements                      -                -                -
Amortization of deferred compensation expense                                        -                -                -
Net Loss                                                                             -                -                -
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                                                      13,523,500          5,527            1,303
-----------------------------------------------------------------------------------------------------------------------------------



                                                                      Shares of          Dollar        Common     Preferred
                                                                   Preferred Class     Amount per      Stock       Class A
                                                                          C              Share                      Stock
-------------------------------------------------------------------------------------------------------------------------------
Warrants for the purchase of 250,000 shares of common stock               -               1.00           -            -
Remeasurement of stock issued pursuant to consulting agreements           -                -             -            -
Amortization of deferred compensation expense                             -                -             -            -
Net Loss                                                                  -                -             -            -
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                                               545                          $13,524       $1,105
-------------------------------------------------------------------------------------------------------------------------------

                                                                    Preferred    Preferred    Additional Paid in     Warrants
                                                                   P Class B      Class C           Capital
                                                                      Stock         Stock
----------------------------------------------------------------------------------------------------------------------------------
Warrants for the purchase of 250,000 shares of common stock             -            -                -               709,803
Remeasurement of stock issued pursuant to consulting agreements         -            -            8,951,582              -
Amortization of deferred compensation expense                           -            -                -                  -
Net Loss                                                                -            -                -                  -
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                                            $261         $109         $21,084,315         $1,031,424
----------------------------------------------------------------------------------------------------------------------------------


                                                                       Deferred       Deficit Accumulated
                                                                     Compensation          During the
                                                                                       Development Stage         Total
----------------------------------------------------------------------------------------------------------------------------
Warrants for the purchase of 250,000 shares of common stock               -                    -                709,803
Remeasurement of stock issued pursuant to consulting agreements      (8,951,582)               -                   -
Amortization of deferred compensation expense                         2,907,440                -               2,907,440
Net Loss                                                                  -               (6,524,434)         (6,524,434)
----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                                           ($13,873,418)       ($6,625,662)         $1,631,658
----------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of the financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           Guardian Technologies International, Inc. and Subsidiaries
                         (A Development Stage Company)
                       With RJL Marketing Services, Inc.

                                                                             RJL Marketing
                                                                             Services, Inc.
                                                                               Inception          (October 2, 2002)
                                                           Year Ended            through      Inception (October 2, 2002)
                                                       December 31, 2003    December 31, 2002      December 31, 2003
                                                       -----------------    -----------------      -----------------
Cash flows from operating activities:
Net loss                                                   $(6,524,434)         $  (101,228)         $(6,625,662)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation                                                    26,734                   --               26,734
Stock-based compensation                                     4,277,242                   --            4,277,242
Amortization of bridge note discounts                           20,417                   --               20,417
Impairment of licenses                                         140,000              140,000
Increase in other current assets                                  (100)                (100)                (100)
Increase in prepaids                                              (200)                  --                 (200)
Increase in deposits                                          (157,900)                  --             (157,900)
Increase in accounts payable                                   182,480               23,473              205,953
Increase in accrued payroll                                    527,176               77,844              605,020
                                                           -----------          -----------          -----------
Net cash used in operating activities                       (1,508,585)                 (11)          (1,508,496)
                                                           -----------          -----------          -----------

Cash flows from investing activities:
Purchase of equipment                                          (37,170)                  --              (37,170)
Purchase of licenses                                          (140,000)                  --             (140,000)
Acquisition of software                                        (25,000)                  --              (25,000)
                                                           -----------          -----------          -----------
Net cash used in investing activities                         (202,170)                  --             (202,170)
                                                           -----------          -----------          -----------

Cash flows from financing activities:
Proceeds from issuance of common stock                         500,000                  100              500,000
Proceeds from issuance of preferred stock                      829,895                   --              829,895
Proceeds from convertible bridge notes                         700,000                   --              700,000
                                                           -----------          -----------          -----------
Net cash provided by financing activities                    2,029,895                  100            2,029,895
                                                           -----------          -----------          -----------
Net change in cash                                             319,140                   89              319,229

Cash at the beginning of the period                                 89                   --                   --
                                                           -----------          -----------          -----------
Cash at the end of the period                              $   319,229          $        89          $   319,229
                                                           -----------          -----------          -----------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           Guardian Technologies International, Inc. and Subsidiaries
                          (A Development Stage Company)
                       With RJL Marketing Services, Inc.


Supplemental schedule of cash flow information:
Cash paid for interest                                              $    3,000         $       --         $    3,000
Common stock issued to founders                                     $    5,512         $       --         $    5,512
Class A preferred issued to founders                                $      819         $       --         $      819
Common stock issued in acquisition of software                      $2,259,950         $       --         $2,259,950
Common stock issued to placement agent for future financing         $   93,750                            $   93,750
Note forgiven in acquisition of software                            $   25,000         $       --         $   25,000
Warrants issued to agents for preferred stock offerings             $   25,139         $       --         $   25,139
Warrants issued to agent for convertible notes                      $  250,789         $       --         $  250,789
Warrants issued as settlement of placement agreement                $  709,803         $       --         $  709,803
Warrant issued for Alliance Partner agreement                       $  145,684         $       --         $  145,684

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 1.  DESCRIPTION OF BUSINESS

Guardian designs, develops and delivers sophisticated imaging technologies and advanced intelligent reasoning solutions that can radically improve the quality and velocity of decision-making, organizational productivity and efficiency of cognitive labor intensive processes. The Company has developed application products and software that can be used to extract knowledge from all informational sources (data + text + images + sounds + symbols) within the same engine.

The Company plans to market its products and services to two primary markets: the U.S. Government and the life sciences industry. As opportunities present themselves in other vertical markets, the Company will assess the size of the opportunity, the resources required to successfully complete the opportunity, and the ongoing market for the developed technology or solution. Our technology solutions provide our clients with the ability to extract knowledge from any source of information whether structured or unstructured - text, data, images, sounds and symbols. Our business model is predicated on meeting client expectations, managing client relationships, and providing comprehensive solutions to meet client IT needs.

RJL REVERSE ACQUISITION OF GUARDIAN

On June 26, 2003, pursuant to the Plan, Guardian completed a reverse acquisition of RJL. Although Guardian is the legal acquirer in the acquisition, and remains the registrant with the SEC, under generally accepted accounting principles, the acquisition was accounted for as a reverse acquisition, whereby RJL is considered the "acquirer" of Guardian for financial reporting purposes. The following factors contribute to that finding: (i) RJL's shareholders controlled more than 50% of the post acquisition combined entity, (ii) the management of the Company, after the acquisition, was that of RJL, (iii) Guardian had no assets or liabilities as of the transaction date, and (iv) the continuing operations of the business are those of RJL. Since Guardian was a non-operating entity on the transaction date, the Company recorded the premium over net assets purchased as a reduction of Additional Paid in Capital. In addition, the Company presents in all financial statements and other public information filings, from the date of completion of the acquisition, prior historical financial statements and information of RJL. It also reflects a retroactive restatement of RJL's historical stockholders' equity to reflect the equivalent number of shares of common stock received in the acquisition.

Immediately prior to the closing of the reverse acquisition, and effective as of June 23, 2003, the Company assigned all of its pre-closing assets and liabilities to a newly formed subsidiary, Black Mountain Holdings, Inc. ("BMH"). All of the shares of BMH, owned by the Company will be spun off to the Company's shareholders, pro rata, in the nature of a stock dividend distribution. Shareholders of the Company entitled to participate in the spin-off distribution received one share of BMH for each share of the Company that they held as of the record date. The Company established June 23, 2003, as the record date for the spin-off.

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

The Company plans to raise cash to fund its operations and pay its outstanding obligations from credit facilities or the sale of its securities in the future. In addition, the Company intends to continue its policy of paying significant portions of compensation with its common stock. Nonetheless, there can be no guarantee that the Company will be able to raise cash or maintain its current workforce through any of these plans.

The Company's ability to continue as a going concern and meet its obligations as they come due is dependent upon its ability to raise sufficient cash as discussed above. The existing cash balance, at December 31, 2003, funded operations through the first draw of financing proceeds from the private placement agreement. The Company, in March 2003, entered into a placement agent agreement with Berthel Fisher & Company to offer a private placement financing with no minimum and a maximum of $8,000,000. To date, the Company has received financing totaling $346,354 and management is confident that the entire $8,000,000 will be raised prior to the ninety day expiration of the placement agent agreement. The Company anticipates it will require at least $1,300,000 to $2,000,000 over the next twelve months to complete the research, development and other steps needed to achieve commercially viable product sales. The Company also anticipates it will need to maintain the current workforce to achieve commercially viable sales levels. There can be no guarantee that these needs will be met or that sufficient cash will be raised to permit operations to continue. Should the Company be unable to raise sufficient cash to continue operations at a level necessary to achieve commercially viable sales levels, the liquidation value of the Company's noncurrent assets may be substantially less than the balances reflected in the financial statements and the Company may be unable to pay its creditors.

COMMON STOCK

All common stock amounts have been adjusted to reflect the conversion ratio of 605.3:1 in the reverse merger transaction.

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises. The Company is considered a development stage entity because it is devoting substantially all of its efforts to establishing its planned principal operations.

OTHER LONG-TERM ASSETS

The Company has paid fees (in cash and common stock - see Note 7) in connection with a placement agent agreement to raise equity capital for the Company. These costs have been deferred and will be offset against the proceeds of the capital raised, when completed. Costs incurred in connection with the Alliance Partner Agreement with Telinks (see Note 7) have also been deferred and will be amortized on the units-of-revenue method once revenues are generated under that agreement.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Guardian Technologies International, Inc. ("Guardian" or "Company") and its wholly-owned subsidiary, RJL Marketing Services, Inc. ("RJL"). On June 26, 2003, pursuant to the terms of an Amended and Restated Agreement and Plan of Reorganization ("Plan"), Guardian acquired all of the outstanding capital stock of RJL in exchange for the issuance of shares of common stock and shares of preferred stock. All significant intercompany balances and transactions are eliminated in consolidation.

We have reclassified certain items in the accompanying 2002 Financial Statements
in   order  to  be   comparable   with  the   current   classifications.   These
classifications had no effect on the previously reported net loss.

Revenue Recognition

As a development stage company no revenues have been generated as of December 31, 2003. The source of future revenues will be from software sales and consulting services. Revenue recognition rules for software sales are complex. The Company will follow specific and detailed guidelines in measuring revenue; however, certain judgments will affect the application of the revenue policy.

Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates market, and consists on non-interest bearing accounts at a bank. Balances may periodically exceed Federal insurance limits. The Company does not consider this to be a significant risk.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Guardian provides for depreciation and amortization by charges to operations on a straight-line basis, in amounts estimated to allocate the cost of the assets over their estimated useful lives, as follows:

 --------------------------------------------------- ---------------------
 ASSET CLASSIFICATION                                    USEFUL LIVES
  -------------------------------------------------- ---------------------
 Computer equipment and software....................      3 years
  -------------------------------------------------- ---------------------
 Furniture and fixtures.............................      5 years
 --------------------------------------------------- ---------------------

Research and Development

Guardian accounts for its software and solutions research and development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." During the year ended December 31, 2003, Guardian expensed all research and development costs.

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


Loss per Common Share

Basic net loss per share is calculated using the weighted-average number of shares of common stock outstanding, including restricted shares of common stock. The effect of common stock equivalents is not considered as it would be anti-dilutive.

Use of Estimates
The preparation of these  consolidated  financial  statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Changes in these estimates and assumptions may have a material impact on the consolidated financial statements. Guardian has used estimates in determining certain provisions including useful lives for property and equipment and tax liabilities.

Financial Instruments
The carrying value of cash and cash equivalents, accounts payable and notes payable approximates fair value based on the liquidity of these financial instruments and their short-term nature.

Recent Accounting Pronouncements
In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair market value method of accounting for stock-based employee compensation as required by SFAS 123. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The adoption of the disclosure only requirements of SFAS 148 did not have a significant impact on the Company's financial statements.

In December 2003, the FASB issued Interpretation No. 46 (revised), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). FIN 46 clarifies existing accounting for whether variable interest entities should be consolidated in financial statements based upon the investee's ability to finance activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies to years or interim periods beginning after January 31, 2003. This pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

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

Segment Information
SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products, services, geographical areas and major customers. Guardian currently operates in a single business segment related to business intelligence modeling software and services for imaging. Through December 31, 2003, the Company has no customers and all of its activities have been concentrated in the Washington, DC metropolitan area.

Stock-Based Compensation

The Company measures compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company applies the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148, Accounting for Stock-based Compensation - Transition and Disclosure as if the fair value-based method had been applied in measuring compensation expense. Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

As required under SFAS No. 123, the pro forma effects of stock-based compensation on net income and earnings per common share for employee stock options granted have been estimated at the date of grant and beginning of the period, respectively, using a Black-Scholes option pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net loss over the options' vesting period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

                                                                                                From Inception
                                                                             Year Ended       (October 2, 2002) to
                                                                           December 31, 2003    December 31, 2003
                                                                              -----------          -----------
Net loss as reported                                                          $(6,524,434)         $(6,625,662)
  Add: Stock-based employee compensation expense included in reported
    net loss                                                                    1,285,944            1,285,944
  Deduct: Stock-based employee compensation expense determined under
    the fair value based method for all awards                                 (3,425,521)          (3,425,521)
                                                                              -----------          -----------
           Pro forma net loss                                                 $(8,664,011)         $(8,765,239)
                                                                              -----------          -----------

Net loss per common share
  As reported:
    Basic                                                                     $     (0.78)         $     (0.90)

  Pro forma:
   Basic                                                                      $     (1.04)         $     (1.19)


Income Taxes

The Company accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce tax assets to the amounts expected to be realized.

NOTE 3.  FINANCING ARRANGEMENTS

Beginning December 8, 2003, and concluding December 19, 2003, we entered into a series of purchase agreements with eight individuals under which convertible promissory notes in the aggregate amount of $700,000 and warrants to purchase 311,250 shares of our common stock were issued. 200,000 of the warrants are exercisable during the eighteen (18) month period commencing on the date of issuance at a price of $2.50 per share. The remaining warrants are exercisable as follows: (i) 80,000 warrants exercisable during the twenty-four (24) month period commencing on the date of issuance at a price of $2.50 per share, and
(ii) 31,250 warrants exercisable during the sixty (60) month period commencing on the date of issuance at a price of $5.00 per share. The proceeds of the sale of the notes were used by the Company for working capital purposes. The notes bore interest at 10% and were repayable sixty days after the date of issuance of the notes (maturity date). The unpaid notes and interest, which were extended for 120 days beyond the maturity date, bear interest at the rate of 18% per annum. An event of default occurs under the notes if: the principal or interest are not paid when due and within 15 days of notice from the note holder of such failure to pay; the voluntary or involuntary bankruptcy of Guardian; the making of a general assignment for the benefit of creditors; an application for dissolution or liquidation; or other relief from insolvency. The face amount of the notes was reduced by the value of the warrants described above. This discount is amortized to interest expense over the 60 day term of the notes. The notes are convertible into equity securities based on the terms of a future financing. The Company recognizes the existence of a beneficial conversion feature embedded in the convertible instruments which it is unable to value until the future financing is completed. The Company will record additional interest expense upon conversion for the beneficial conversion feature.

NOTE 4.  PROPERTY AND EQUIPMENT

As of December 31, 2003, a summary of property and equipment and the estimated useful lives used in the computation of depreciation is as follows:

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

                                                     Estimated
                                                    Useful Life
                                          (Years)     Amount
                                          -------     ------

Computer equipment                            3     $    37,170

Software                                      3       2,284,950

Less: accumulated depreciation                           26,734
                                                    -----------
Net property & equipment                            $ 2,295,386
                                                    ===========


The Company also acquired license rights for $140,000 during 2003, which were determined to be impaired at December 31, 2003.

NOTE 5.  ACQUISITIONS

Difference Engines Corporation
On December 19, 2003, Guardian purchased certain intellectual property (IP) owned by Difference Engines, including but not limited to certain compression software technology described as Difference Engine's Visual Internet Applications or DEVision, as well as title and interest in the use of the name and the copyright of Difference Engines. This transaction has been accounted for as an asset acquisition. The purchase price for these assets has been allocated to acquired technology (software) and will be amortized on a straight-line basis over 3 years.

Under the terms of the agreement, Guardian issued 587,000 shares of its common stock as consideration for the purchase of the IP and cancelled a convertible promissory note that Difference Engines had issued to Guardian in the amount of approximately $25,000 representing advances Guardian made to Difference Engines. The 587,000 shares of common stock are subject to a two (2) year lock up. Guardian has granted Difference Engines piggy-back registration rights for a period of three (3) years commencing on the date of the expiration of the lock up period with regard to the shares to be issued in the transaction. Upon expiration of the two (2) year lock up period, in the event that the shares are not eligible for resale under Rule 144 and have not been registered under the Securities Act, the holder of the shares may demand redemption of the shares. The redemption price is to be calculated on the basis of the average of the closing bid and asked prices of Guardian's common stock for the twenty (20) consecutive business days ending on the day prior to the date of the exercise of the holder's right of redemption. The founders of Difference Engines provided certain releases to Guardian related to their contribution of the technology to Difference Engines.

Wise Systems, Ltd.

On December 3, 2003, we entered into a non-binding letter of intent to acquire Wise Systems Ltd., a developer of radiology information systems with principal offices in the United Kingdom. The letter of intent is subject to customary conditions, including performance of due diligence, negotiation of definitive agreements, and receipt by us of audited financial statements for Wise Systems, obtaining regulatory approval for the transaction, and other customary conditions and may be terminated at any time without liability to either party. The letter of intent provides for the payment of the purchase price of approximately $2,600,000 in a combination of cash and stock. Also, the letter of intent provides for the payment of a two year earn-out to the sellers, which may be paid in cash or common stock of Guardian, at Wise Systems' option. An earnest money deposit of $150,000 was paid by Guardian to Wise Systems upon execution of the letter of intent and is reported on the Consolidated Balance Sheet under the heading - Deposits.

NOTE 6.  INCOME TAXES

The  benefit  from  income  taxes  reflected  in  the   accompanying   financial
statements, all of which is deferred, varies from the amounts which would have been computed using statutory rates as follows (000's):

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

                                             Year Ended       Inception to    Inception to
                                            Dec. 31, 2003    Dec. 31, 2002    Dec. 31, 2003
                                            -------------    -------------    -------------
Federal income taxes at the maximum
statutory rate                                 $ 2,283          $    35          $ 2,318
State income taxes, net of Federal tax
effect                                             196                3              199
Difference in valuation of stock based
compensation                                    (1,625)              --           (1,625)
Increase in valuation allowance                   (854)             (38)            (892)
                                               -------          -------          -------
Benefit from income taxes                      $    --          $    --          $    --
                                               -------          -------          -------

Deferred income taxes were as follows (000's):

                                            Dec. 31, 2003  Dec. 31, 2002
                                            -------------  -------------
Equipment depreciation slower for tax            $  7         $ --
purposes

Accruals not deductible for tax purposes          228           --
until paid

Net operating loss carryforward                   657           38
                                            -------------  -------------
Deferred tax asset                                892           38

Valuation allowance                               892           38
                                            -------------  -------------
      Total                                      $ --         $ --
                                            -------------  -------------

For income tax purposes, the Company has a net operating loss carryforward of approximately $1,700,000 at December 31, 2003 that, subject to applicable limitations, may be applied against future taxable income. If not utilized, the net operating loss carryforward will expire in 2023.

NOTE 7.  STOCKHOLDERS' EQUITY

Each transaction effecting stockholders' equity is shown in the Statement of Stockholders' Equity, along with its purpose and amount. Fair value is determined by reference to the price the stock traded at on the measurement date, which may not be the date the equity instrument was issued. Stock options included in stockholders' equity reflect only those issued at an exercise price which was less than fair value (as defined above). In the case of stock grants, fair value is set at the measurement date, which in the case of employees, is the date of binding commitment. In the case of outside consultants, the measurement date is the date at which their performance is complete. This total cost is first reflected as deferred compensation in stockholders' equity (deficit) and then amortized to compensation expense on a straight-line basis over the period over which the services are performed. When the measurement date is not the date of grant, the total cost is remeasured at the end of each reporting period based on the fair market value on that date, and the amortization is adjusted.

Warrants were valued under the Black-Scholes method using the following assumptions:

                Volatility                              5%
                Interest Rates                          2%
                Life                    as described in the following section.

The disclosure information presented in Note 2 also used the assumptions described above and an expected life of ten years.

The Series A convertible preferred stock issued to the consultant was valued based on the value of the underlying common stock. As described in the paragraphs which follow, this conversion requires the Company to achieve certain operating milestones. The Company believes these milestones will be achieved.

PREFERRED STOCK - The Company has the authority to issue 1,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares.

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


The shareholders of RJL received 4,097 shares of Series "A" Preferred Stock, $0.20 par value per share ("Preferred A") of the Company. In addition, the Company committed 1,430 shares as compensation under a consulting agreement for the successful targeting and closing of the reverse acquisition. The shares of Preferred A have a preferential liquidation value of $0.20 per share and each share will be automatically converted into 1,000 shares of common stock of the Company (subject to certain anti-dilution adjustments) upon the Company attaining Earnings Before Income Taxes and Depreciation and Amortization
(EBITDA) aggregating $2,500,000 commencing on the date of the reverse acquisition and terminating on June 26, 2005, as evidenced by the Company's financial statements contained in its reports filed with the SEC under the Securities Exchange Act of 1934. The foregoing shares were issued to the RJL shareholders in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended ("the Act") and set forth in Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder and constitute "restricted securities" within the meaning of Rule 144 (a)(3) under the Act.

We designated an aggregate of 1,170 shares of our preferred stock as Series B Convertible Preferred Stock, $0.20 par value per share ("Preferred B"). Holders of Preferred B shares are not entitled to receive dividends, to vote their shares (except as required by Delaware law), or to any preemptive rights. Holders are entitled to a liquidation preference of $0.20 per share and an automatic conversion of each Preferred B share into 1,000 shares of common stock (subject to certain anti-dilution adjustments) upon the Company obtaining shareholder approval for an increase in the number of common shares authorized. Shares of Preferred B are not otherwise convertible. At the date of the reverse acquisition all of the Preferred B shares had been committed to consultants. The Company issued the Preferred B shares as follows: (i) 690 shares for investor relations services, and (ii) 480 shares for marketing and sales initiatives within the life sciences market.

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

On September 24, 2003, the Company engaged Berthel Fisher & Company Financial Services, Inc. ("BFC") to act as its placement agent in connection with a contemplated offering to certain "accredited investors" pursuant to Rule 506 of Regulation D under the Act. The Board of Directors authorized the issuance of up to 2,400 shares of a Series C Convertible Preferred Stock, $0.20 par value per share ("Preferred C). Shares of Preferred C carry substantially the same designations and rights as the Preferred B shares.

During October and November, 2003, the Company closed on the sale of an aggregate of 545 shares of Series C Convertible Preferred Stock. Berthel Fisher acted as the placement agent for the offer and sale of such shares. We received net proceeds from the sale of such shares of $629,895, and issued to Berthel Fisher placement agent's warrants to purchase an aggregate of 21,832 shares of our common stock, and to reimburse certain extraordinary expenses of Berthel Fisher. The placement agent's warrants are exercisable at a price of $1.95 per share during the five year period following the issuance thereof and contain piggy back registration rights.

STOCK WARRANTS - In connection with the offer and sale of shares of Series C Convertible Preferred Stock, we issued to Berthel Fisher, on October 14, 2003, warrants to purchase an aggregate of 16,320 shares of common stock and, on November 24, 2003, warrants to purchase an aggregate of 5,480 shares of common stock. The warrants are exercisable for a period of five years from the issue date at a price of $1.95 per share. The warrants contain certain anti-dilution provisions in the event of a stock dividend, subdivision of our capital stock, or capital reorganization, consolidation or merger of Guardian. The warrants also contain a piggy back registration right.

During December 2003, we issued an aggregate of 331,250 warrants to purchase our common stock in connection with the issuance of our bridge notes. The warrants are exercisable at a prices ranging from $2.50 to $5.00 per share for a period ranging from eighteen (18) months to five (5) years from the issue date. The warrants contain certain anti-dilution provisions in the event of a stock dividend, subdivision or our capital stock, capital reorganization, consolidation or merger of Guardian. The warrants also contain piggy back registration rights. The bridge notes matured during February 2004 and were extended by the note holders for an additional 120 days. In consideration of the extension of the maturity date of the bridge notes, we issued each note holder an additional warrant, on the same terms and conditions as the original warrants, for each of the original 331,250 warrants.

In October  2003,  we entered  into a placement  agent  agreement  with  another investment bank. Management believed the investment bank failed in its obligations under the agreement. On March 16, 2004, we negotiated a termination of this placement agent agreement and compensated the investment bank through the issuance of 250,000 two-year warrants to purchase our common stock at a price of $1.00 per share, the value of which was charged to operations in the year ended December 31, 2003. The investment bank maintains its cashless exercise provision and piggyback registration rights as afforded under the terms of the placement agent agreement. On March 17, 2004, the investment bank exercised its cashless exercise provision and we issued 197,368 shares of Rule 144 restricted common stock to the investment bank.

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


On September 18, 2003, we entered into an Alliance Partner Agreement with Telinks Canada Ltd. ("Telinks") to jointly provide a broad range of intelligent systems solutions to the existing and future clients of Telinks and Telinks' affiliated companies. The Alliance Partner Agreement provides Guardian with a minimum guarantee of $2 million in revenues. In exchange for the revenue guarantee, Telinks receives commissions at a rate of five (5%) percent of the gross Guardian revenue from Telinks' clients in excess of $2 million. In addition, the sole owner of Telinks was granted a warrant to acquire 200,000 shares of common stock at an exercise price of $2.00 per share. The warrants expire September 16, 2005.

2003 STOCK INCENTIVE PLAN - On August 29, 2003, our board of directors adopted our 2003 Stock Incentive Plan and amended and restated the plan on December 2, 2003 ("Plan"). On February 13, 2004, the stockholders approved the Plan and an increase in the authorized number of shares of common stock to 200,000,000. Under the Plan, Guardian may issue options which will result in the issuance of up to an aggregate of 30,000,000 shares of Guardian common stock. The board of directors recommended that we submit the Plan to our stockholders for their approval. The amended and restated Plan was approved by our stockholders on February 13, 2004. As of the date of this report, we have not issued any options under the Plan.

The Company has issued stock options outside the 2003 Plan. Stock option activity is as follows:

Outstanding, January 1, 2003                                                        --
Issued ($0.50 to $1.25 per share)                                            2,080,000
Exercised                                                                           --
Cancelled                                                                           --
                                                                             ---------
Outstanding December 31, 2003                                                2,080,000
                                                                             ---------

Exercisable at December 31, 2003 (average price of $0.527 per share)
Vesting in 2004                                                              2,077,500
Vesting in 2005                                                                  2,500
Vesting in 2006                                                                     --
Vesting in 2007                                                                     --
                                                                             ---------
                                                                             2,080,000
                                                                             ---------

COMMON SHARES RESERVED - At December 31, 2003, shares of common stock reserved for future issuance were as follows:

Outstanding stock options                                     2,080,000
Stock options available for grant                            27,920,000
Warrants to purchase common stock                               783,050
Warrants issued February 2004 to bridge note holders            311,250
                                                             ----------
                                                             31,094,300
                                                             ==========

NOTE 8.  RELATED PARTY TRANSACTIONS

Issuances of Stock to Directors, Officers and Others
On October 3, 2002, Mr. Dishaw, Company President, acquired 1,500 shares of common stock of RJL for nominal cash consideration.

On March 21, 2003, RJL entered into a consulting agreement, as amended, with ten brokers in connection with services to be provided in connection with locating and negotiating the proposed Reverse Acquisition between RJL, its stockholders and Guardian. RJL agreed to issue, at closing of the acquisition, an aggregate of 2,000,000 shares of Guardian for such services. Such shares were issued by the Company during July 2003.

On April 3, 2003, as part of the initial capitalization of Guardian, Mr. Dishaw and Mr. Trudnak, Company Chief Executive Officer, acquired 3,326 and 4,279 shares of common stock of RJL, respectively, for nominal cash consideration.

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


On May 19, 2003, RJL entered into a consulting agreement with Mr. Tobin pursuant to which Mr. Tobin agreed to provide consulting services in connection with strategic selling related to our business, marketing and market development in the bio-medical industry in North America and Europe, business continuity, finance and accounting. The consulting agreement is for a term that ends on May 1, 2005, and may be terminated by Guardian in the event a material misrepresentation by Mr. Tobin or the commencement of any action by the SEC against Mr. Tobin or any entity owned or controlled by Mr. Tobin; or by either party on not less than 30 days prior written notice. As compensation for his services under the agreement, Mr. Tobin is entitled to receive an aggregate of 1,820,000 shares of common stock, 1,430 shares of Series A Convertible Preferred Stock, and 480 shares of Series B Convertible Preferred Stock of Guardian. The shares of Series B Convertible Preferred Stock were issued to Mr. Tobin during August 2003 and the shares of Common Stock and Series B Convertible Preferred Stock were issued on November 19, 2003.

Effective October 23, 2003, RJL entered into a three year employment agreement with Mr. Dishaw.

Effective as of January 1, 2003, RJL entered into a three year employment agreement with Mr. Trudnak. Under the employment agreement, as amended, Mr. Trudnak is entitled to receive 400,000 shares of our common stock as additional compensation for his services under the agreement.

Upon the closing of the Reverse Acquisition and effective June 26, 2003, we issued to Mr. Dishaw 2,945,500 shares of our common stock and 2,212 shares of our Series A Convertible Preferred Stock and we issued to Mr. Trudnak 2,566,000 shares of our common stock and 1,885 shares of our Series A Convertible Preferred Stock, in exchange for all of their stock in RJL. Also effective as of June 26, 2003, Mr. Trudnak purchased 400,000 shares of our common stock for cash consideration of $200,000 in a private placement conducted by us.

On July 30, 2003, Guardian entered into a consulting agreement with Mr. Moorer, the former President and Chief Financial Officer of Guardian to provide consulting services in connection with, among other things, business continuity, finance and accounting, strategic planning, market development, and related services. The agreement terminates on July 1, 2004, unless sooner terminated by the parties by mutual agreement, upon thirty (30) days notice and in certain other events. As compensation for such services, Guardian has agreed to issue to Mr. Moorer 150,000 shares of common stock.

On October 23, 2003, Guardian entered into an agreement with Difference Engines Corporation, a Maryland corporation, pursuant to which Guardian agreed to purchase certain intellectual property owned by Difference Engines, including certain compression software technology. Mr. Walter Ludwig, a Company director, is the president, a director, and a principal of Difference Engines. The transaction closed on December 19, 2003 (see Note 5).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective July 9, 2003, Guardian dismissed its principal independent accountants, Schumacher & Associates, Inc. Schumacher & Associates, Inc. had been engaged by Guardian as the principal independent accountants to audit the financial statements of Guardian for the fiscal year ended December 31, 2002. Schumacher & Associates, Inc.'s reports on the financial statements of Guardian filed with the Securities and Exchange Commission with regard to the fiscal year ended December 31, 2002, contained no adverse or disclaimer of opinion; however, its report did contain a going concern explanatory paragraph.

The action to dismiss Schumacher & Associates, Inc., as Guardian's principal independent accountants has been taken primarily as a result of the change of control of Guardian arising from the reverse acquisition of Guardian by RJL Marketing Services Inc. (RJL), on June 26, 2003. As a condition of the acquisition, the previous executive officers and members of the board of directors of Guardian resigned effective as of the closing of the acquisition and were replaced by officers and directors designated by RJL. The new board of directors of Guardian has decided to engage the independent public accountants of RJL to audit the financial statements of Guardian for the fiscal year ended December 31, 2003.

The decision to change accountants was recommended and approved by the board of directors of Guardian.

In connection with the audit of Guardian's financial statements for the fiscal year ended December 31, 2002, and in connection with the subsequent interim period up to the date of dismissal, there were no disagreements with Schumacher & Associates, Inc., on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Schumacher & Associates, Inc., would have caused Schumacher & Associates, Inc., to make reference to the subject matter of the disagreements in its report.

Effective July 10, 2003, Guardian's Board of Director's approved the engagement of Aronson & Company to serve as Guardian's independent public accountants and to be the principal accountants to conduct the audit of Guardian's financial statements for the fiscal year ending December 31, 2003, replacing the firm of Schumacher & Associates, Inc.

During Guardian's two most recent fiscal years ended December 31, 2001 and 2002, Guardian did not consult with Aronson & Company regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B. However, Aronson & Company were engaged by RJL to audit RJL's financial statements for the period ended December 31, 2002.

There were no disagreements with our accountants on accounting and financial disclosure in 2003.


ITEM 8A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Guardian, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (or our consolidated subsidiaries) required to be disclosed in our periodic SEC filings.

(b) Changes in internal controls.

During the fiscal quarter ended December 31, 2003, there has been no change in our internal control over financial reporting that has materially affected or reasonably likely to materially affect our internal control over financial reporting.



                                    PART III

ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of Guardian are:


          NAME                      AGE                     TITLE
          ----                      ---                     -----

Michael W. Trudnak                   50            Chairman  of the Board,
                                                   Chief Executive
                                                   Officer, Secretary,
                                                   and Treasurer

Robert A. Dishaw                     57            President, Chief
                                                   Operating Officer, and
                                                   Director

Sean W. Kennedy                      53            Director

M. Riley Repko                       46            Director

Walter Ludwig                        47            Director

William J. Donovan                   52            Chief Financial Officer

Guardian's Certificate of Incorporation provides that the board of directors shall be divided into three classes and that, if the board consists of five directors, that the first class shall consist of two directors to hold office for a term of one year from the date of the ratification of their election by stockholders at the next meeting of stockholders held to consider such matter, the second class shall consist of one director to hold office for a term of two years from the date of the ratification of his election by stockholders at the next meeting of stockholders held to consider such matter, and the third class shall consist of two directors to hold office for a term of three years from the date of the ratification of their election by stockholders at the next meeting of stockholders held to consider such matter. Messrs. Ludwig and Repko have been designated by the board as Class I directors, Mr. Kennedy has been designated as a Class II director, and Messrs. Trudnak and Dishaw have been designated as Class III directors.

Biographical information with respect to the present executive officers and directors of Guardian are set forth below. There are no family relationships between any present executive officers or directors.

MICHAEL W. TRUDNAK, CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER, SECRETARY, TREASURER AND DIRECTOR.

Mr. Trudnak was appointed Chairman of the Board, Secretary, and Chief Executive Officer and designated as a Class III director of Guardian effective June, 2003. From March 2003 and until the present, Trudnak has been Chairman of the Board, Chief Executive Officer, Secretary, Treasurer and a director of RJL. From October 2002 to March 2003, Mr. Trudnak was a consultant to certain telecommunications services companies. From April 2002 to October 2002, Mr. Trudnak was Chief Operating Officer and subsequently President, Chief Executive Officer and a director of Advanced Data Centers, Inc., a privately held telecommunications services company. From July 2001 to March 2002, Mr. Trudnak served as Vice President of Mid-Atlantic Sales for Equant N.V, a leading provider of global IP and data services to multinational companies. Prior to Equant's acquisition of Global One, Inc., in July 2001, Mr. Trudnak served as an Executive Director for South East Region Sales for Global One from June 1998 to July 2001, and from January 1996 to June 1998, served as Managing Director of Global One's sales and operations in France and Germany. From November 1989 through December 1995, Mr. Trudnak served as director of facilities engineering and then Senior Group Manager for Sprint International, a global telecommunications services provider. Mr. Trudnak has over twenty-five years of diversified executive management, sales, business operations, technical and administrative experience in the telecommunications industry. Mr. Trudnak served in the Marine Corps from April 1972 through January 1976.

ROBERT A. DISHAW, PRESIDENT, CHIEF OPERATING OFFICER AND DIRECTOR.

Mr. Dishaw was appointed President and Chief Operating Officer and designated as a Class III director of Guardian effective as of June, 2003. From October 2002 and until the present, Mr. Dishaw has been President and a director of RJL. From December 2000 to April 2002, Mr. Dishaw was the Executive Vice President and General Manager of Diagnos Inc., a publicly held Canadian company, which has developed and markets certain knowledge extraction software technology. From June 1999 to November 2000, Mr. Dishaw was a management consultant to certain public and private companies in the U.S. and Canada, providing capital raising, operational, sales and marketing services to such companies. From April 1997 to January 1999, Mr. Dishaw was President of HDB Communications, Inc., a private corporation that provided installation services for Canadian digital satellite providers. Mr. Dishaw served for more than seven years in the U.S. Air Force and for ten years in the U.S. Diplomatic Service serving as a Second Secretary for Administration/Political reporting at U.S. Embassies in Brazil, Guyana, Zaire, Burma and Czechoslovakia.

SEAN W. KENNEDY, DIRECTOR.

Mr. Kennedy was designated as a Class II director of Guardian effective in July, 2003 to fill a vacancy on the board of directors created by increasing the board of directors to five members. From January 2001 to the present Mr. Kennedy has been President and Chief Executive Officer of BND Group, Inc., a privately held software development company. From October 1999 to December 2000, Mr. Kennedy was divisional Vice President of Votenet Solutions a Web development and consultant for trade associations, political parties and related organizations. From April 1994 to October 1999, Mr. Kennedy was President and CEO of Raintree Communications Corporation, a privately held telecommunication services company, focused on providing technology tools for legislative lobbying to Trade Associations and Fortune 500 companies. From June, 1989 to April 1994 Mr. Kennedy was President and CEO of Electronic Funds Transfer Association, a trade association for the electronic payments systems industry. Mr. Kennedy is a graduate of Mount Saint Mary's College in Emmitsburg, Maryland.

M. RILEY REPKO, DIRECTOR.

Mr. Repko was designated as a Class I director of Guardian effective as of October 1, 2003. Mr. Repko was elected Chairman of the Board of Directors of IQBiometrix in June 2003, a public company. From June 2001 through April 2003, Mr. Repko served as Vice President - Sales & Business Development for TRW Systems, Inc., Global IT Division. From December 1998 through June 2001, Mr. Repko served as Managing Director, Asia-Pacific Channels for Siebel Systems, Inc. Since June 1994, Mr. Repko has been a principal of The Repko Group, a business consulting firm. Mr. Repko's academic credentials include attending the Senior Military School at the National Defense University; an MS from the U.S. Air Force's Air War College; an M.B.A. (summa cum laude) from St. Mary's University, Texas in Operations Management; a B.S. in Electrical Engineering from the Air Force Institute of Technology, Ohio; and a B.S. in Physics/Math (cum laude) from St. Bonaventure University, New York.

WALTER LUDWIG, DIRECTOR, PRESIDENT OF LIFE SCIENCES DIVISION.

Mr. Ludwig was designated as a Class I director of Guardian effective as of the closing of the Reverse Acquisition in June, 2003. From January 2002 to the present, Mr. Ludwig has been President and Chief Executive Officer of Difference Engines Corporation, a privately held company that provides performance based image and video technology for the North American bio-medical market. Effective as of the closing of the acquisition by Guardian of certain intellectual property from Difference Engines Corporation on December 19, 2003, Mr. Ludwig became the President of the Life Science Division of Guardian. From May 2000 to January 2002, Mr. Ludwig was an Executive Vice President for Scientific Data Systems Inc., a private corporation, creating next-generation video and image compression firmware tools for cable and satellite television, the Internet, and wireless platforms. From January 1999 to April 2000, Mr. Ludwig was President of Channelsee Networks, Inc., a privately held company that provided global-scale visual content network for internet, cable and wireless platforms. From September 1994 to January 1999, Mr. Ludwig was President of The Prospect Group a consulting, literary and foreign rights agency and book packaging company. Mr. Ludwig has more than twenty years international experience in marketing, management, and consulting in technology and media (television, publishing, and the Internet). Mr. Ludwig received a B.A. from the University of California at Los Angeles.

WILLIAM J. DONOVAN, CHIEF FINANCIAL OFFICER.

Mr. Donovan has been Chief Financial Officer of Guardian since August 18, 2003. From January 2003 until August 2003, Mr. Donovan was an independent consultant to an affiliate of American Express Small Business Services. From September 1999 through December 2002, Mr. Donovan was CFO of Streampipe.com, Inc., a privately held streaming communications media company, which was sold to Tentv, Inc., in December 2002. From October 1996 to August 1999, Mr. Donovan was Chief Operating and Financial Officer for TDI, Inc., a privately held international wireless telecommunications services company. From October 1986 to October 1996, Mr. Donovan was the CFO, Secretary, Treasurer and a Director at Riparius Corporation, a privately held holding company with operating subsidiaries in the areas of real estate development, property management, general contracting, government contracting, and telecommunications engineering. From October 1980 to October 1986, Mr. Donovan was the Controller for McCormick Properties, Inc., a publicly held commercial real estate subsidiary of McCormick & Company. From July 1973 to October 1980, Mr. Donovan was the Controller for AMF Head Sports Wear, Inc., a privately held international sporting goods manufacturer and a subsidiary of AMF, Inc., a publicly held company. Mr. Donovan received a Bachelor of Arts in History in 1973, from the University of Maryland, an MBA from the Sellinger School of Business, Loyola College, Baltimore Maryland in 1982, and a Certificate in Accounting from the University of Maryland in 1978. Mr. Donovan has been a Certified Public Accountant since 1982. He is also a Certified Business Valuation & Transfer Agent, Business Brokers Network, 2002. He has been on the Board as an Advisor for Nogika Corporation, a privately held software company since 2001.

Prior to the Reverse Acquisition, Guardian had an audit committee and a compensation committee. We have been advised by prior management of Guardian, that the audit committee met twice during fiscal 2003 and that the compensation committee met once during fiscal 2003.

The board of directors does not currently have an audit, nominating, compensation, or other standing committee. Accordingly, the entire board of directors performs the functions of an audit committee, nominating committee, and compensation committee. Moreover, we do not have an "audit committee financial expert." We have actively pursued qualified candidates for this board position, however, as of this date we have been unable to identify an individual with the necessary qualifications to meet the requirements of this position. We are committed to identifying a qualified individual during 2004.

CODE OF ETHICS

On August 29, 2003, we adopted a Code of Ethics for our chief executive officer, chief financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the Code of Ethics is filed as an exhibit to this report and has been posted to our website. Our website address is www.guardiantechintl.com.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers and directors, and persons owning more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of our equity securities with the SEC. Officers, directors, and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Except as set forth below, based solely upon a review of Forms 3 and 4 submitted to us pursuant to Rule 16a-3 under the Exchange Act, during our most recent fiscal year and Forms 5 with respect to our most recent fiscal year, the number of (1) late reports, (2) transactions that were not reported on a timely basis during the fiscal year ended December 31, 2003, and (3) any known failure to file a required report by officers, directors, and beneficial owners of more than 10% of our common stock is as follows: based upon information provided to Guardian from Reporting Persons, M. Riley Repko failed to timely file Forms 3 and 5 with respect to the year ended December 31, 2003.

ITEM 10.      EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the aggregate cash compensation paid for services rendered during the last three years by each person serving as our Chief Executive Officer each of our four most highly compensated executive officers (collectively, the "Named Executive Officers"). The information provided for Mr. Moorer is relevant to his role as the former President and Chief Executive Officer of Guardian, prior to the reverse acquisition, effective June 26, 2003. On that date Mr. Moorer resigned his positions with the Company.

ITEM 10. EXECUTIVE COMPENSATION COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the aggregate cash compensation paid for services rendered during the last three years by each person serving as our Chief Executive Officer each of our four most highly compensated executive officers (collectively, the "Named Executive Officers"). The information provided for Mr. Moorer is relevant to his role as the former President and Chief Executive Officer of Guardian, prior to the reverse acquisition, effective June 26, 2003. On that date Mr. Moorer resigned his positions with the Company.

                                                ANNUAL COMPENSATION
                                                                                               SECURITIES
                                                                           OTHER ANNUAL        UNDERLYING      ALL OTHER
                                                      SALARY   BONUS     COMPENSATION (7)       OPTIONS       COMPENSATION
NAME AND PRINCIPAL POSITION                    YEAR    ($)      ($)            ($)                (#)             ($)
------------------------------------------------------------------------------------------------------------------------------
J. Andrew Moorer (1)                           2003     72,600   -              -                         -      33,814
President & CEO                                2002     75,000   -              -                         -      45,000
                                               2001     75,000   -              -                         -      45,000
------------------------------------------------------------------------------------------------------------------------------
Michael W. Trudnak (2)                         2003    275,059   -            6,000                 400,000        -
Chief Executive Officer                                          -
------------------------------------------------------------------------------------------------------------------------------
Robert A. Dishaw (3)                           2003    275,059   -            6,000                       -        -
President and Chief Operating                  2002     70,865   -            1,546                       -        -
Officer
------------------------------------------------------------------------------------------------------------------------------
William J. Donovan (4)                         2003     57,560   -              -                   200,000        -
Chief Financial Officer
------------------------------------------------------------------------------------------------------------------------------
Darrell E. Hill (5)                            2003     76,923   -              -                   200,000        -
Vice President, Client Services
------------------------------------------------------------------------------------------------------------------------------

(1) Mr. Moorer compensation reflects cash compensation paid towards his base salary, as well as, other compensation which reflects stock grants in lieu of salary and bonuses. Mr. Moorer accepted a reduction in his base salary in exchange for stock grants.

(2) Mr. Trudnak became the Chief Executive Officer of RJL on January 1, 2003. Mr. Trudnak earned $226,622 of salary during 2003, which is accrued and unpaid as of December 31, 2003.

(3) Mr. Dishaw, the founder of RJL Marketing Services, Inc. earned $77,844 of salary during 2002 and $226,622 during 2003, which are accrued and unpaid as of December 31, 2003.

(4)   Mr. Donovan became an executive officer on August 18, 2003.

(5) Mr. Hill became an executive officer on May 19, 2003. Mr. Hill earned $49,746 of salary during 2003, which is earned, accrued and unpaid as of December 31, 2003.

(6) Mr. Lancaster became an executive officer on May 19, 2003. Mr. Lancaster earned $49,746 of salary during 2003, which is earned, accrued and unpaid as of December 31, 2003.

(7)   Represents automobile allowance payments.

Option Grants in the Last Fiscal Year

                                                Individual Grants                                  Appreciation for Option Term (2)
                         ------------------------------------------------------------------------  --------------------------------
                         Number of Securities
                           Underlying Options    % of Total Options    Exercise or
                               Granted (1)     Granted to Employees    Base Price
     Name                         (#)            in Fiscal Year         ($/Share)    Expiration Date          5%            10%
-----------------------------------------------------------------------------------------------------------------------------------
   Michael W. Trudnak           400,000              19.23%             0.5050        June 25, 2013        $ 23,391      $ 139,544
   Robert A. Dishaw                   -               0.00%              -                                        -              -
   William J. Donovan           200,000               9.62%              0.50        August 17, 2013        908,363      1,432,666
   Darrell E. Hill              200,000               9.62%              0.50         June 25, 2013         142,007        267,840
   Steven V. Lancaster          200,000               9.62%              0.50         June 25, 2013         142,007        267,840


(1) Options granted were non-qualified options to acquire shares of common stock. With the exception of Mr. Donovan, these options vested immediately upon employment and were exercisable for ten years. Mr. Donovan's immediately vested in 50% of his options and the remaining 50% vest at his one-year anniversary. His options are exercisable for ten years. The foregoing options represent options that we have committed to issue pursuant to certain employment agreements and other arrangements, but were outstanding on December 31, 2003.

(2) Potential realizable values are based on the fair market value per share on the date of the grant and represent the hypothetical gains that could be achieved for the respective options if exercised and sold at the end of the option term for the appreciated price. The dollar amounts set forth in these columns are the result of calculations at the five percent and ten percent rates of appreciation set by the SEC, and are not intended to forecast possible future appreciation, if any, of Guardian's Common Stock price. There can be no assurance that such potential realizable values will not be more or less than indicated in the table above.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

No options were exercised by the Named Executive Officers during fiscal 2003. The number of unexercised options held by each of the Named Executive Officers who held options as of December 31, 2003 and the value of unexercised in-the-money options as of December 31, 2003, are indicated in the table below.

                                                           Number of Securities Underlying    Value of Unexercised In-the-
                                                            Unexercised Options At Fiscal     Money Options At Fiscal Year-
                                                                    Year-end                              End(1)
                             Shares                        -------------------------------    -----------------------------
                           Acquired On
          Name             Exercise        Value Realized     Exercisable   Unexercisable    Exercisable    Unexercisable
     -------------      --------------      -----------      -------------    -----------    -------------  -------------
   Michael W. Trudnak          -                  -             400,000                  -  $ 1,340,000       $       -
   Robert A. Dishaw            -                  -                   -                  -            -               -
   William J. Donovan          -                  -             100,000            100,000      335,000         335,000
   Darrell E. Hill             -                  -             200,000                  -      670,000               -
   Steven V. Lancaster         -                  -             200,000                  -      670,000               -


(1) Calculated on the basis of the fair market value of $3.85 of the Common Stock on December 31, 2003, minus the per share exercise price. The foregoing options represent options that we have committed to issue pursuant to certain employment agreements and other arrangements, but were outstanding on December 31, 2003.

EMPLOYMENT AGREEMENTS

We have entered into employment agreements with Mr. Dishaw and Mr. Trudnak. Mr. Dishaw's employment agreement commenced on October 23, 2002, and Mr. Trudnak's employment agreement commenced on January 1, 2003. The agreements are for a three year term and are renewable for one year terms thereafter. The employment agreements provide for annual compensation to Messrs. Dishaw and Trudnak of $275,000 provided that such compensation will be reduced by commissions that they earn on sales of our products. The agreements provide for the payment of commissions on sales of our products at a flat rate of 14%, a signing bonus of $20,000, and an automobile allowance. Each of Messrs. Dishaw and Trudnak voluntarily deferred his compensation under his employment agreement until October 2003. The employment agreements may be terminated upon the death or disability of the employee or for cause. In the event the agreements are terminated by us other than by reason of the death or disability of the employee or for cause, the employee is entitled to payment of his base salary for one year following termination. The employee may terminate the agreement on 30 days' prior notice to Guardian. Each employee has entered into a non-compete, confidentiality, proprietary rights and non-solicitation agreement pursuant to which the employee agrees not to disclose confidential information regarding Guardian and not to compete with the business of Guardian or solicit employees or customers of Guardian for a period of one year following his termination of employment.

We have also entered into employment agreements with Mr. Darrell E. Hill, Vice President, Program Management, and Mr. Steve Lancaster, Vice President, Business Development. The agreements are essentially the same as the agreements with Messrs. Dishaw and Trudnak, except that the agreements provide for base salaries of $125,000 per annum, for the payment of commissions on the sales of our products at the flat rate of 5%, and for performance based bonuses.

We have also entered into an employment agreement with Mr. Donovan, Chief Financial Officer of Guardian. Mr. Donovan's employment agreement is essentially the same as the agreements with Messrs. Dishaw and Trudnak, except that Mr. Donovan's agreement provides for a base salary of $150,000 per annum. Further, if Mr. Donovan terminates his employment agreement by reason of: a change in the location of his workplace beyond a 50 mile radius of Guardian's principal address; a material reduction in his responsibilities or number of persons reporting to him; a material demotion; or an adverse change in his title, Mr. Donovan is entitled to be paid his base salary for one year following any such termination. Also, in the event of a change in control of Guardian and, within 12 months of such change of control, his employment is terminated by the acquirer or one of the events in the immediately preceding sentence occurs, Mr. Donovan is entitled to be paid his base salary for eighteen months from the date of such termination or event. A "change of control" would include the occurrence of one of the following events:

     o the approval of the shareholders for a complete liquidation or dissolution of Guardian;

     o the acquisition of 20% or more of the outstanding common stock of Guardian or of voting power by any person, except for purchases directly from Guardian, any acquisition by Guardian, any acquisition by a Guardian employee benefit plan, or a permitted business combination;

     o if two-thirds of the incumbent board members as of the date of the agreement cease to be board members, unless the nomination of any such additional board member was approved by three-quarters of the incumbent board members;

     o upon the consummation of a reorganization, merger, consolidation, or sale or other disposition of all or substantially all of the assets of Guardian, except if all of the beneficial owners of Guardian's outstanding common stock or voting securities who were beneficial owners before such transaction own more than 50% of the outstanding common stock or voting power entitled to vote in the election of directors resulting from such transaction in substantially the same proportions, no person owns more than 20% of the outstanding common stock of Guardian or the combined voting power of voting securities except to the extent it existed before such transaction, and at least a majority of the members of the board before such transaction were members of the board at the time the employment agreement was executed or the action providing for the transaction.

Effective as of December 19, 2003, we entered into employment agreements with Walter Ludwig, a director of Guardian, and Victor T. Hamilton in connection with the acquisition of certain assets of Difference Engines Corporation by Guardian. The employment agreements are essentially similar to the employment agreements with Mr. Dishaw and Mr. Trudnak, except that they provide for an annual base salary of $120,000 for Mr. Ludwig and $90,000 for Mr. Hamilton. The agreements also include a change of control provision similar to that contained in Mr. Donovan's employment agreement, except that Guardian is obligated to pay the annual base salary for twelve (12) months following the change of control termination.

Each of the foregoing agreements provides that the employee shall be entitled to participate in any stock option plan that we subsequently adopt, including the 2003 Stock Incentive Plan.

On June 26, 2003, the effective date of the Reverse Acquisition, Messrs. J. Andrew Moorer, President, Chief Executive Officer and a director, Kevin L. Houtz, Secretary and a director, and David W. Stevens, a director, resigned as officers and directors of Guardian and were replaced by officers and directors designated by RJL. As a condition to closing, Mr. Moorer entered into a settlement agreement pursuant to which Mr. Moorer's employment agreement, dated February 19, 1999, was terminated and Mr. Moorer agreed to release Guardian from any and all claims for future compensation thereunder. Mr. Moorer and Guardian entered into mutual releases for claims arising in connection with Mr. Moorer's employment with Guardian. In addition, as a condition to the closing, Mr. Moorer, and Messrs Houtz and Stevens, the former directors of Guardian entered into lock up agreements with RJL and Guardian pursuant to which they agreed not to sell their shares of Guardian for a period of six months, except that they may, during such period, sell an aggregate of 50,000 shares a calendar month.

2003 AMENDED AND RESTATED STOCK INCENTIVE PLAN

On August 29, 2003, our board of directors adopted our 2003 Stock Incentive Plan and amended and restated the plan on December 2, 2003 (Plan). The board of directors recommended that we submit the Plan to our stockholders for their approval. The amended and restated Plan was approved by our stockholders on February 13, 2004. As of the date of the filing of this report, we have committed to the issuance of stock options, but have not issued any options under the Plan.

The Plan is intended to foster the success of Guardian and its subsidiaries by providing incentives to Eligible Employees, directors and consultants to promote the long-term financial success of Guardian. The Plan is designed to provide flexibility to Guardian in our ability to motivate, attract, and retain the services of Eligible Employees, directors and consultants upon whose judgment, interest, and special effort the successful conduct of our operation is largely dependent. The Plan applies to all grants of stock options granted on or after the date the Plan is approved or adopted by our directors unless otherwise indicated. As of February 13, 2004 the market value of the 30,000,000 shares underlying the options issuable under the Plan was $108,300,000.

The Plan is administered by the board of directors of Guardian or a committee designated by the board consisting of two or more directors appointed by the board, each of whom is a non-employee director and an outside director with the meaning of Section 162(m) of the Code. The Plan is currently administered by the board and awards are made by the board. The board has all powers necessary or desirable to administer the Plan. The board has the power to determine the terms and conditions upon which awards may be made, interpret the Plan, accelerate the exercisability of any award, establish, amend or waive rules or regulations for the Plan's administration, and make all other determinations and take all other actions necessary or advisable for the administration of the Plan in its sole judgment and discretion. The board has the authority to grant awards to employees, directors and consultants selected by it, which awards are to be evidenced by an agreement.

Under the Plan, Guardian may issue options which will result in the issuance of up to an aggregate of 30,000,000 shares of Guardian common stock. However, no options granted under the Plan may be exercised until we have received stockholder approval for an increase in our authorized shares of common stock and filed an amendment to our Certificate of Incorporation to reflect such increase. The Plan provides for options which qualify as incentive stock options (Incentive Options or ISOs) under Section 422 of the Internal Revenue Code of 1986, as well as the issuance of non-qualified options (Non-Qualified Options) which do not so qualify. The shares issued by Guardian under the Plan may be either treasury shares or authorized but unissued shares as Guardian's board of directors or a committee thereof may determine from time to time.

Pursuant to the terms of the Plan, Guardian may grant Non-Qualified Options to directors or consultants of Guardian and its subsidiaries at any time and from time to time as shall be determined by the board of directors or a committee appointed by the board. The Plan also provides for the Incentive Options available to any officer or other employee of Guardian or its subsidiaries as selected by the board of directors or a committee appointed by the board.

Options granted under the Plan must be evidenced by a stock option agreement in a form consistent with the provisions of the Plan. Each option shall expire on the earliest of (a) ten (10) years from the date it is granted, (b) sixty (60) days after the optionee dies or becomes disabled, (c) immediately upon the optionee's termination of employment or service or cessation of Board service, whichever is applicable, or (d) such date as the board of directors or a committee appointed by the board shall determine, as set forth in the relevant option agreement; provided, however, that no ISO which is granted to an optionee who, at the time such option is granted, owns stock possessing more than ten
(10) percent of the total combined voting power of all classes of stock of Guardian or any of its subsidiaries, shall be exercisable after the expiration of five (5) years from the date such option is granted.

The price at which shares of common stock covered by the option can be purchased is determined by Guardian's board of directors or a committee appointed by the board. In the case of an Incentive Option, the exercise price shall not be less than the fair market value of Guardian's common stock on the date the option was granted or in the case of any optionee who, at the time such incentive stock option is granted, owns stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of his employer corporation or of its parent or subsidiary corporation, not less than one hundred ten percent (110%) of the fair market value of such stock on the date the incentive stock option is granted.

To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period in which it may be exercised in accordance with the terms and provisions of the Plan described above, the Incentive Option or Non-Qualified Option will expire as to any then unexercised portion. To exercise an option, the Plan participant must tender an amount equal to the total option exercise price of the underlying shares and provide written notice of the exercise to Guardian. The right to purchase shares is cumulative so that once the right to purchase any shares has vested; those shares or any portion of those shares may be purchased at any time thereafter until the expiration or termination of the option.

Awards may be made to approximately seventeen (17) employees of Guardian, our five directors and to consultants to Guardian. Because awards under the Plan are determined by the board, we cannot determine the benefits or amounts of awards that will be received or granted in the future under the Plan. No options have been granted under the Plan. The Plan is the only plan pursuant to which options and shares may be granted or issued.

The following is a brief summary of the principal income tax consequences of awards under the Plan. This summary is based on current federal income tax laws and interpretations thereof, all of which are subject to change at any time, possibly with retroactive effect. This summary is not intended to be exhaustive.

Non-qualified Options. A participant who receives Non-Qualified Options does not recognize taxable income upon the grant of an option, and Guardian is not entitled to a tax deduction. The participant will recognize ordinary income upon the exercise of the option in an amount equal to the excess of the fair market value of the option shares on the exercise date over the option price. Such income will be treated as compensation to the participant subject to applicable withholding tax requirements. Guardian is generally entitled to a tax deduction in an amount equal to the amount taxable to the participant as ordinary income in the year the income is taxable to the participant. Any appreciation in value after the time of exercise will be taxable to the participant as capital gain and will not result in a deduction by Guardian.

Incentive Options. A participant who receives an Incentive Option does not recognize taxable income upon the grant or exercise of the option, and Guardian is not entitled to a tax deduction. The difference between the option price and the fair market value of the option shares on the date of exercise, however, will be treated as a tax preference item for purposes of determining the alternative minimum tax liability, if any, of the participant in the year of exercise. Guardian will not be entitled to a deduction with respect to any item of tax preference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock owned as of as of March 19, 2004, by:
(i) beneficial owners of more than 5% of our common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group:

                                                NUMBER OF        % OF COMMON
                                                 SHARES              STOCK
                                              BENEFICIALLY        BENEFICIALLY
   NAME BENEFICIAL OWNER(1)                     OWNED (1)            OWNED
   ------------------------                     ---------            -----
Robert A. Dishaw                               2,945,500(2)          18.92%
Michael W. Trudnak                             2,966,000(3)          19.05%
Sean W. Kennedy                                        0              0.00%
M. Riley Repko                                         0              0.00%
Walter Ludwig                                    587,000(4)           3.77%
William J. Donovan                                     0              0.00%
Max Tobin                                      2,300,000(5)          14.77%
All executive officers and directors as        6,898,500 (7)         44.31%
a group (6 people)(6)

(1) Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, and is generally determined by voting powers and/or investment powers with respect to securities. Unless otherwise noted, all shares of common stock listed above are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them. Such person or entity's percentage of ownership is determined by assuming that any options or convertible securities held by such person or entity which are exercisable within 60 days from the date hereof have been exercised or converted as the case may be. All addresses, except as noted, are c/o Guardian Technologies International, Inc., 21351 Ridgetop Circle, Suite 300, Dulles, Virginia 20166. Mr. Tobin's address is 7805 Bayview Avenue, Suite 614, Ontario, Canada.

(2) Does not include 2,212,000 shares of common stock issuable upon conversion of 2,212 shares of Series A Convertible Preferred Stock upon our satisfying certain performance criteria during the two year period ending June 26, 2005. Each such share of Series A Convertible Preferred Stock entitles the holder to 1,000 votes (subject to certain anti-dilution adjustments) on all matters presented to stockholders for a vote. Mr. Dishaw's 2,212 shares of Series A Convertible Preferred Stock will entitle him to cast 2,212,000 votes at a meeting of the shareholders. Accordingly, Mr. Dishaw will be entitled to cast an aggregate of 5,157,500 votes on all matters submitted to stockholders or 24.45% of the total votes that may be cast at a meeting of our stockholders.

(3) Does not include 1,885,000 shares of common stock issuable upon conversion of 1,885 shares of Series A Convertible Preferred Stock upon our satisfying certain performance criteria during the two year period ending June 26, 2005. Each share of Series A Convertible Preferred Stock entitles the holder to 1,000 votes (subject to certain anti-dilution adjustments) on all matters presented to the holders of common stock for a vote. Mr. Trudnak's 1,885 shares of Series A Convertible Preferred Stock will entitle him to cast 1,885,000 votes at a meeting of the shareholders. Accordingly, Mr. Trudnak will be entitled to cast an aggregate of 4,851,000 votes on all matters submitted to stockholders or 23.00% of the total votes that may be case at a meeting of the shareholders.

(4) Represents shares issued by us in connection with the acquisition of certain intellectual property of Difference Engines Corporation of which Mr. Ludwig is the President and a principal stockholder.

(5) Does not include 1,430,000 shares of common stock issuable upon conversion of 1,430 shares of Series A Convertible Preferred Stock upon our satisfying certain performance criteria during the two year period ending June 26, 2005. Assumes conversion of 480 shares of Series B Convertible Preferred Stock into 480,000 shares of common stock. Accordingly, Mr. Tobin will be entitled to cast an aggregate of 3,730,000 votes on all matters submitted to stockholders or 17.68% of the total votes that may be cast at a meeting of the shareholders.

(6)   Includes Messrs. Dishaw, Trudnak, Ludwig, Repko, Kennedy and Donovan.

(7) Does not include an aggregate of 4,097,000 shares of common stock issuable upon conversion of 2,212 shares of Series A Convertible Preferred Stock held by Mr. Dishaw and 1,885 shares of Series A Preferred Stock held by Mr. Trudnak. Includes 587,000 shares issued by us in connection with the acquisition of certain intellectual property of Difference Engines
      Corporation of which Mr. Ludwig is the President and a principal stockholder.


EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes our equity compensation plan information as of December 31, 2003. Information is included for equity compensation plans approved by Guardian's shareholders and equity compensation plans not approved by Guardian's shareholders.

                                                                                                     Shares of Common Stock
                                                                                                          available for
                                              Shares of Common                                           future issuance
                                                 Stock to be                                               under equity
                                            issued upon exercise           Weighted average                compensation
                                                     of                        exercise                  plans (excluding
                                            outstanding options,         price of outstanding               securities
                                                  warrants,                    options,                reflected in column
                                                 and rights              warrants, and rights                  (a))
   Plan Category                                     (a)                          (b)                          (c)
   -------------                        -------------------------       ----------------------      ---------------------------
Equity compensation plans approved
by Guardian's stockholders                        2,080,000(1)                  $ 27,920,000                    0.527

Equity compensation plans not
approved by Guardian's stockholders                     -                               -                         -
                                                  ---------                           -----                 -----------
Totals                                            2,080,000                           0.527                 $27,920,000
                                                  ---------                           -----                 -----------


(1) Includes options to purchase shares outstanding under the Guardian 2003 Amended and Restated Incentive Stock Option Plan.

(2) Includes shares available, as of December 31, 2003, for future issuance under the Guardian 2003 Amended and Restated Incentive Stock Option Plan; excludes securities reflected in column (a). Subject to the terms and provisions of the Plan, options may be granted to eligible employees and nonqualified stock options may be granted to directors or consultants of the Company and its Subsidiaries at any time.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following disclosures are based upon information furnished to us by management of Guardian prior to the date of the Reverse Acquisition:

During 2002, Mr. Moorer exercised 2,700 options to purchase common stock at $5.00 per share.

At December 31, 2002, Mr. Moorer had outstanding advances from the Company of approximately $23,500.

During the fiscal years ended December 31, 2002 and 2001, Mr. Moorer received a cash salary of $75,000 per year, rather than his $120,000 per year entitlement under his employment agreement. Mr. Moorer was granted shares of common stock totaling 270,000 shares for fiscal 2002 and 83,299 shares for fiscal 2001, such shares having a fair market value on the date of issuance of $45,000 in each instance, representing the difference between Mr. Moorer's entitlement under his employment agreement and the cash salary actually paid.

In May 2003, we made an exchange offer to all of the investors who purchased units our the January 2000 private offering described above. Pursuant to the exchange offer, all investors who purchased units are being given the right to exchange all of the warrants received as part of those units for shares of our common stock. The exchange offer consists of one share of common stock for each unit purchased in the private offering conducted in January 2000. Messrs. Houtz and Stevens, two of our directors, purchased 10,000 units and 2,000 units, respectively, in the offering and those persons accepted the exchange offer.

The following disclosures relate to transactions to which RJL (and Guardian Technologies International, Inc. post Reverse Acquisition) and its directors, executive officers, nominees for election as a director, or any five percent beneficial owner is or was a party.

On October 3, 2002, Mr. Dishaw acquired 1,500 shares of common stock of RJL for nominal cash consideration.

On March 21, 2003, RJL entered into a consulting agreement, as amended, with ten brokers in connection with services to be provided in connection with locating and negotiating the proposed Reverse Acquisition between RJL, its stockholders and Guardian. RJL agreed to issue, at closing of the acquisition, an aggregate of 2,000,000 shares of Guardian for such services. Such shares were issued by Guardian during July 2003.

On April 3, 2003, as part of the initial capitalization of Guardian, Mr. Dishaw and Mr. Trudnak acquired 3,326 and 4,279 shares of common stock of RJL, respectively, for nominal cash consideration.

On May 19, 2003, RJL entered into a consulting agreement with Mr. Tobin pursuant to which Mr. Tobin agreed to provide consulting services in connection with strategic selling related to our business, marketing and market development in the bio-medical industry in North America and Europe, business continuity, finance and accounting. The consulting agreement is for a term that ends on May 1, 2005, and may be terminated by Guardian in the event a material misrepresentation by Mr. Tobin or the commencement of any action by the SEC against Mr. Tobin or any entity owned or controlled by Mr. Tobin; or by either party on not less than 30 days prior written notice. As compensation for his services under the agreement, Mr. Tobin is entitled to receive an aggregate of 1,820,000 shares of common stock, 1,430 shares of Series A Convertible Preferred Stock, and 480 shares of Series B Convertible Preferred Stock of Guardian. The shares of Series B Convertible Preferred Stock were issued to Mr. Tobin during August 2003 and the shares of Common Stock and Series B Convertible Preferred Stock were issued on November 19, 2003.

Upon the closing of the Reverse Acquisition and effective June 26, 2003, we issued to Mr. Dishaw 2,945,500 shares of our common stock and 2,212 shares of our Series A Convertible Preferred Stock and we issued to Mr. Trudnak 2,566,000 shares of our common stock and 1,885 shares of our Series A Convertible Preferred Stock, in exchange for all of their stock in RJL. Also effective as of June 26, 2003, Mr. Trudnak purchased 400,000 shares of our common stock for cash consideration of $200,000 in a private placement conducted by us.

On July 30, 2003, Guardian entered into a consulting agreement with Mr. Moorer, the former President and Chief Financial Officer of Guardian to provide consulting services in connection with, among other things, business continuity, finance and accounting, strategic planning, market development, and related services. The agreement terminates on July 1, 2004, unless sooner terminated by the parties by mutual agreement, upon thirty (30) days notice and in certain other events. As compensation for such services, Guardian has agreed to issue to Mr. Moorer 150,000 shares of common stock.

On October 23, 2003, Guardian entered into an agreement with Difference Engines Corporation, a Maryland corporation, pursuant to which Guardian agreed to purchase certain intellectual property owned by Difference Engines, including certain compression software technology. The transaction closed on December 19, 2003. Mr. Ludwig, a director of Guardian, is also the president, a director and a principal stockholder of Difference Engines. Guardian issued 587,000 shares of its common stock as consideration for the purchase of the intellectual property and cancelled a convertible note that Difference Engines had issued to Guardian in the amount of approximately $25,000 representing advances Guardian made to Difference Engines. The 587,000 shares of common stock will be subject to a two (2) year lock up. Guardian has granted Difference Engines piggy-back registration rights for a period of three (3) years commencing on the date of the expiration of the lock up period with regard to the shares to be issued in the transaction. Upon expiration of the two (2) year lock up period, in the event that the shares are not eligible for resale under Rule 144 and have not been registered under the Securities Act, the holder of the shares may demand redemption of the shares. The redemption price is to be calculated on the basis of the average of the closing bid and asked prices of Guardian's common stock for the 20 consecutive business days ending on the day prior to the date of the exercise of the holder's right of redemption. The founders of Difference Engines, including Messrs. Ludwig and Hamilton, provided certain releases to the Company related to their contribution of the technology to Difference Engines. The closing of the acquisition of the software was subject to certain conditions, including a requirement that Difference Engines obtain approval of its stockholders for the transaction and that Messrs Ludwig and Hamilton enter into two (2) year and one
(1) year employment agreements, respectively, with Guardian at base salaries of $120,000 and $90,000 per annum, respectively. Other material terms of the employment agreements are described under "Item 10. Executive Compensation - Employment Agreements," above.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a) The following documents are filed as part of this report:

1. CONSOLIDATED FINANCIAL STATEMENTS

      Index to Consolidated Financial Statements Prior Independent Auditor's Report
      Consolidated  Balance  Sheet  as  of  December  31,  2003
      Consolidated Statement of Operations for the Year Ended December 31, 2003 Consolidated Statement of Changes in Stockholders' Deficit for the Year Ended December 31, 2003
      Consolidated Statement of Cash Flows for the Year Ended December 31, 2003 Notes to the Consolidated Financial Statements

2. EXHIBITS

                                                                                                INCORPORATED BY REFERENCE
EXHIBIT NO.        EXHIBIT DESCRIPTION                                                          FORM     FILING DATE      FILED
                                                                                                                        HEREWITH
2.1                Amended and Restated Agreement and Plan of Reorganization dated effective    8-K      06/26/2003
                   June 12, 2003,
                   by and among the Company, RJL Marketing Services, Inc., and the shareholders of RJL
                   Marketing Services, Inc.
3.1                Certificate of Incorporation                                                                               X
3.2                Articles of Amendment to Certificate of Incorporation                                                      X
3.3                Certificate of Designation of Rights and Preferences of Series A           10-QSB     08/15/2003
                   Convertible Preferred Stock.
3.4                Certificate of DesignationS, Preferences and Rights of Series B            10-QSB     08/15/2003
                   Convertible Preferred Stock.
3.5                Certificate of Designations, Preferences and Rights of Series C            10-QSB     11/14/2003
                   Convertible Preferred Stock,
                   dated September 24, 2003.
3.6                Certificate of Amendment to Certificate of Designation of Rights and       10-QSB     11/14/2003
                   Preferences of Series B
                   Convertible Preferred Stock, dated October 27, 2003.
3.7                By-Laws                                                                                                    X
4.1                Form of Common Stock Certificate                                           SB-2       03/22/96
10.1               Employment Agreement, dated October 1, 2002, between RJL Marketing         10-QSB     08/15/2003
                   Services, Inc. and
                   Robert Dishaw.
10.2               Employment Agreement, dated January 1, 2003, between RJL Marketing         10-QSB     08/15/2003
                   Services, Inc. and
                   Michael W. Trudnak.
10.3               Amendment Agreement, dated July 28, 2003, between RJL Marketing Services,  10-QSB     08/15/2003
                   Inc. and Michael W. Trudnak.

10.4    Settlement Agreement, dated June 26, 2003, between the Registrant and J. Andrew Moorer.         10-QSB    08/15/2003

10.5    Exclusive Distribution Agreement, dated June 26, 2003, between RJL Marketing Services,          8-K/A     08/26/2003
        Inc. and Diagnos, Inc.

10.6    Employment Agreement, dated May 19, 2003, between RJL Marketing Services, Inc. and              8-K/A     08/26/2003
        Darrell E. Hill.

10.7    Employment Agreement, dated May 19, 2003, between RJL Marketing Services, Inc. and              8-K/A     08/26/2003
        Stephen Lancaster.

10.8    Consulting Agreement, dated May 19, 2003, between RJL Marketing Services, Inc. and Max          8-K/A     08/26/2003
        Tobin.

10.9    Consulting Agreement, dated July 30, 2003, between RJL Marketing Services, Inc. and J.          8-K/A     08/26/2003
        Andrew Moorer.

10.10   Employment Agreement, dated August 4, 2003, between the Registrant and Ruth H. Taylor.           10-QSB   11/14/2003

10.11   Employment Agreement, dated August 18, 2003, between the Registrant and William J.               10-QSB   11/14/2003
        Donovan.

10.12   Consulting Agreement, dated August 20, 2003, between the Registrant and Berthel Fisher &         10-QSB   11/14/2003
        Company Financial Services, Inc.

10.13   Consulting Agreement, dated September 11, 2003, between the Registrant and Clifford             S-8       10/09/2003
        Neuman.

10.14   Consulting Agreement, dated September 25, 2003, between the Registrant and Barry Davis.         S-8       10/09/2003

10.15   Consulting Agreement, dated September 30, 2003, between the Registrant and A.B. Goldberg.       S-8       10/09/2003

10.17   Consulting Agreement, dated July 28, 2003, between the Registrant and Redwood Consultants        10-QSB   11/14/2003
        LLC.

10.18   Consulting Agreement, dated July 4, 2003, between the Registrant and Tosh Consulting.            10-QSB   11/14/2003

10.19   Placement Agents Warrants, dated October 14, 2003, between the Registrant and Berthel            10-QSB   11/14/2003
        Fisher &Company Financial Services, Inc.

10.20   Alliance Partner Agreement, dated September 17, 2003, between the Registrant and Telinks         10-QSB   11/14/2003
        Canada Ltd.

10.21   Compensation Agreement, dated September 18, 2003, between the Registrant and Telinks             10-QSB   11/14/2003
        Canada Ltd.

10.22   Asset Purchase Agreement, dated October 23, 2003, among the Registrant, Difference Engines       10-QSB   11/14/2003
        Corporation.

10.23   Amendment Agreement, dated September 22, 2003, between the Registrant and Berthel Fisher         10-QSB   11/14/2003
        & Company Financial Services, Inc.

10.25   Settlement Agreement dated March 16, 2004 between the Registrant and Cappello Capital                          X
        Corporation.

10.26   Note and Warrant Purchase Agreement, dated as of December 8, 2003 between the Registrant                       X
        and each of the undersigned purchasers: Charles Bell, Daniel Denardis, Scott Porter, Alan
        Stamper, Edward Tschiggfrie, and Bret Williams.

10.27   Convertible Promissory Note, dated December 11, 2003 between the Registrant and Charles T.                     X
        Bell.

10.28   Common Stock Warrant Agreement, dated December 11, 2003, between the Registrant and                            X
        Charles T. Bell.

10.29   Supplemental Common Stock Warrant Agreement, dated December 11, 2003, between the                              X
        Registrant and Charles T. Bell.

10.30   Convertible Promissory Note, dated December 19, 2003 between the Registrant and Daniel                         X
        Denardis.

10.31   Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and                            X
        Daniel Denardis.

10.32   Supplemental Common Stock Warrant Agreement, dated December 19, 2003, between the                              X
        Registrant and Daniel Denardis.

10.33   Convertible Promissory Note, dated December 19, 2003 between the Registrant and Scott                          X
        Porter.

10.34   Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and                                     X
        Scott Porter.
10.35   Supplemental Common Stock Warrant Agreement, dated December 19, 2003, between the                                       X
        Registrant and Scott Porter.
10.36   Convertible Promissory Note, dated December 8, 2003 between the Registrant and Alan                                     X
        Stamper.
10.37   Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and                                      X
        Alan Stamper.
10.38   Supplemental Common Stock Warrant Agreement, dated December 8, 2003, between the                                        X
        Registrant and Alan Stamper.
10.39   Convertible Promissory Note, dated December 8, 2003 between the Registrant and Edward D.                                X
        Tschiggfrie.
10.40   Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and                                      X
        Edward D. Tschiggfrie.
10.41   Supplemental Common Stock Warrant Agreement, dated December 8, 2003, between the                                        X
        Registrant and Edward D. Tschiggfrie.
10.42   Convertible Promissory Note, dated December 19, 2003 between the Registrant and Edward                                  X
        D. Tschiggfrie.
10.43   Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and                                     X
        Edward D. Tschiggfrie.
10.44   Supplemental Common Stock Warrant Agreement, dated December 19, 2003, between the                                       X
        Registrant and Edward D. Tschiggfrie.
10.45   Convertible Promissory Note, dated December 8, 2003 between the Registrant and Bret                                     X
        Williams.
10.46   Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and                                      X
        Bret Williams.
10.47   Supplemental Common Stock Warrant Agreement, dated December 8, 2003, between the                                        X
        Registrant and Bret Williams.
10.48   Amended And Restated 2003 Stock Incentive Plan.                                                                         X
10.49   Employment Agreement, dated December 3, 2003, between the Registrant and Walter                      8-K  01/30/2004
        Ludwig.
10.50   Employment Agreement, dated December 3, 2003, between the Registrant and Victor                      8-K  01/30/2004
        Hamilton.
14.1    Code of Ethics of the Company for Chief Executive Officer and Senior Financial Officers                                 X
21      List of Subsidiaries                                                                                                    X
23.1    Independent Auditors' Consent                                                                                           X
31.1    Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer                                                     X
31.2    Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer                                                     X
32.1    Section 1350 Certification of Chief Executive Officer                                                                   X
32.2    Section 1350 Certification of Chief Financial Oficer                                                                    X

Reports filed on Form 8-K

Current report on Form 8-K dated October 2, 2003 - Item 9 disclosure, as required by Regulation FD, announcing that the Registrant has appointed M. Riley Repko to its Board of Directors. His appointment to Guardian's board was effective October 1, 2003. Additional information was included in the Company's press release dated October 2, 2003, filed as an exhibit thereto.

Current report on Form 8-K dated October 23, 2003 - the Registrant entered into an agreement with Difference Engines Corporation, a Maryland corporation, pursuant to which the Registrant agreed to purchase certain intellectual property owned by Difference Engines Corporation, a Maryland corporation.

Current report on Form 8-K dated January 30, 2004 - the Registrant completed the closing of the acquisition of the IP of Difference Engines Corporation which occurred effective December 19, 2003, after Difference Engines obtained the approval of its stockholders for the transaction. Additional information was included in the Company's press release dated January 16, 2004, filed as an exhibit thereto.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES AUDIT FEES

During the last two fiscal years ended December 31, 2003 and 2002, respectively, the aggregate fees billed by Aronson & Company for the professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in the Company's Form 10-QSB were approximately $41,516 and $8,500, respectively.

AUDIT-RELATED FEES

"Audit-related" fees include assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements, such as reports on internal control, review of SEC filings, merger and acquisition due diligence and related services. The aggregate fees billed by Aronson & Company for services related to the performance of their audit and review of financial statements that are not included in "audit fees" above were approximately $14,599 and $0 for the fiscal years ended December 31, 2003 and 2002, respectively.

During the fiscal year ended December 31, 2003, we paid audit related fees of $700 to Schumacher & Associates, the Company's previous auditors.

TAX FEES

Tax fees include tax-related services, such as tax return review, preparation and compliance, as well as strategic tax planning services, and structuring of acquisitions. The aggregate fees billed by Aronson & Company for these services were approximately $2,436 and $0 for the fiscal years ended December 31, 2003 and 2002, respectively.

ALL OTHER FEES

During the last two fiscal years ended December 31, 2003 and 2003, respectively, there were no fees billed by Aronson & Company for professional services other than those described above.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned duly authorized.

                        GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                        By: /s/ Michael W. Trudnak
                            ---------------------------------
                            Chief Executive Officer
                            (Principal Executive Officer)

                        By: /s/ William J. Donovan
                            ---------------------------------
                            Chief Financial Officer
                            (Principal Accounting Officer)

                        Dated: April 14, 2004

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                                       TITLE
     ---------                                       -----
/s/ Michael W. Trudnak
----------------------------
Michael W. Trudnak               Chairman of the Board, Chief Executive Officer, Treasurer,
Date: April 14, 2004             Secretary and Director (Principal Executive Officer)

/s/ Robert A. Dishaw
-----------------------------
Robert A. Dishaw                 President, Chief Operating Officer and Director
Date: April 14, 2004

/s/ William J. Donovan
-----------------------------
William J. Donovan               Chief Financial Officer (Principal Accounting Officer and
Date: April 14, 2004             Principal Financial Officer)

/s/ Walter Ludwig
-----------------------------
Walter Ludwig                    Director
Date: April 14, 2004

/s/ Sean W. Kennedy
-----------------------------
Sean W. Kennedy                  Director
Date: April 14, 2004

-----------------------------
M. Riley Repko Director