Form 10QSB
period 2004-03-31
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2004-05-20
CIK 873198

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2004

             [_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to __________

                         COMMISSION FILE NUMBER 0-28238


                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
       (Exact Name of Small Business Issuer as Specified in its Charter)

                Delaware                                   54-1521616
--------------------------------------        ----------------------------------
     (State or other jurisdiction                        (IRS Employer
   of incorporation or organization)                 Identification number)

            21351 Ridgetop Circle, Suite 300, Dulles, Virginia 20166
              (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (703) 654-6000



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to files such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


                           APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 14, 2004, the registrant had 18,083,424 shares of its common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one).  Yes [_] No [X]

                               TABLE OF CONTENTS







PART I - FINANCIAL INFORMATION.................................................3

  ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).............3
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........10
  ITEM 3.  CONTROLS AND PROCEDURES............................................13

PART II - OTHER INFORMATION...................................................14

  ITEM 1.  LEGAL PROCEEDINGS..................................................14
  ITEM 2.  CHANGES IN SECURITIES..............................................14
  ITEM 3.  DEFAULT UPON SENIOR SECURITIES.....................................15
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................15
  ITEM 5.  OTHER INFORMATION..................................................15
  ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K....................................15

SIGNATURES....................................................................19

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                     Condensed Consolidated Balance Sheets
                         (A Development Stage Company)
                        With RJL Marketing Services Inc.


                                                                       AS OF                   AS OF
                                                                  MARCH 31, 2004         DECEMBER 31, 2003
                                                                 -----------------       -----------------
                          ASSETS
 Current assets:
    Cash and cash equivalents                                    $          85,608       $         319,229
    Other current assets                                                        --                     100
    Prepaid expenses                                                           200                     200
                                                                 -----------------       -----------------
         Total current assets                                               85,808                 319,529

Equipment, net                                                           2,107,628               2,295,386

Other assets:
    Deposits                                                               157,900                 157,900
    Other long-term assets                                                 323,484                 239,434

                                                                 -----------------       -----------------
         Total assets                                            $       2,674,820       $       3,012,249
                                                                 -----------------       -----------------


     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                             $         347,293       $         205,953
    Accrued payroll                                                        858,522                 605,020
    Notes payable less discounts                                           786,595                 569,618
                                                                 -----------------       -----------------
         Total current liabilities                                       1,992,410               1,380,591
                                                                 -----------------       -----------------

Stockholders' equity (deficit)
    Preferred stock, $0.20 par value -
    Authorized - 1,000,000 shares
    Issued  - 5,527 at March 31, 2004                                        1,105                   1,475
    and 7,375 at December 31, 2003
    Common stock, $0.001 par value -
    Authorized - 200,000,000 shares at March 31, 2004
    and 15,000,000 shares at December 31, 2003
    Issued - 15,736,044 shares at March 31, 2004                            15,736                  13,524
    and 13,523,500 at December 31, 2003
    Stock warrants outstanding                                             856,998               1,031,424
    Deferred stock compensation                                        (10,434,512)            (13,873,418)
    Additional paid-in capital                                          22,373,473              21,084,315
    Deficit accumulated during the development stage                   (12,130,390)             (6,625,662)
                                                                 -----------------       -----------------
         Total shareholders' equity (deficit)                              682,410               1,631,658
                                                                 -----------------       -----------------

         Total liabilities and stockholders' equity (deficit)    $       2,674,820       $       3,012,249
                                                                 -----------------       -----------------


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                Condensed Consolidated Statements of Operations
                         (A Development Stage Company)
                        With RJL Marketing Services Inc.


                                                        Quarter Ended
                                              ----------------------------------
                                                                   RJL Marketing
                                                                  Services, Inc.
                                              March 31, 2004      March 31, 2003
                                              --------------     --------------

Net revenues                                  $           --     $           --

Cost of sales                                             --                 --
                                              --------------     --------------

Gross profit                                              --                 --

Operating expenses:
     Selling, general and administrative             852,549            141,842
     Depreciation                                    192,354                 --
     Stock-based compensation                      3,515,847                 --
                                              --------------     --------------
          Total operating expenses                 4,560,750            141,842
                                              --------------     --------------

Operating loss                                    (4,560,750)          (141,842)

Other income (expense):
     Interest expense                               (943,978)                --
                                              --------------     --------------
          Total other income (expense)              (943,978)                --
                                              --------------     --------------

Net loss                                      $   (5,504,728)    $     (141,842)
                                              --------------     --------------

Loss per common share:
Basic and dilutive                            $        (0.38)    $        (0.06)

Shares used in computing loss per share:
Basic and dilutive                                14,394,426          2,554,089

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

             GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
          Condensed Consolidated Statements of Cash Flows
                   (A Development Stage Company)
                 With RJL Marketing Services Inc.


                                                                         Quarter Ended
                                                           ---------------------------------------
                                                                                    RJL Marketing
                                                                                    Services, Inc.
                                                            March 31, 2004          March 31, 2003
                                                           --------------           --------------


Cash flows from operating activities:
  Net loss                                                 $   (5,504,728)           $    (141,842)
    Adjustments to reconcile net loss to net cash used
    in operating activities:
            Depreciation                                          192,354                       --
            Stock-based compensation                            3,515,847                       --
            Amortization of bridge note discounts                 877,301                       --
            Decrease in other current assets                          100                       --
            Increase in accounts payable                          141,340                  163,856
            Increase in accrued interest on bridge notes           66,678                       --
            Increase in accrued payroll                           253,502                  (22,047)
                                                           --------------           --------------
Net cash used in operating activities                            (457,606)                     (33)
                                                           --------------           --------------


Cash flows from investing activities:
Purchase of equipment                                              (4,596)                      --
                                                           --------------           --------------
Net cash used in investing activities                              (4,596)                      --
                                                           --------------           --------------


Cash flows from financing activities:
   Proceeds from issuance of common stock                         228,581                       --
                                                           --------------           --------------
Net cash provided by financing activities                         228,581                       --
                                                           --------------           --------------

Net change in cash                                               (233,621)                     (33)

Cash at the beginning of the period                               319,229                       89

                                                           --------------           --------------
Cash at the end of the period                              $       85,608           $           56
                                                           --------------           --------------




Supplemental schedule of cash flow information:
   Interest payments                                       $           --           $           --
   Common stock issued to founders                         $           --           $          908


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Guardian Technologies International, Inc. ("Guardian" or "Company") and its wholly-owned subsidiary, RJL Marketing Services Inc. ("RJL"). On June 26, 2003, pursuant to the terms of an Amended and Restated Agreement and Plan of Reorganization ("Plan"), Guardian acquired all of the outstanding capital stock of RJL in exchange for the issuance of shares of common stock and shares of preferred stock. All significant intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated balance sheet at December 31, 2003 has been derived from audited financial statements at that date. The condensed consolidated interim financial statements for the quarters ended as of March 31, 2004 and 2003, are unaudited. In management's opinion, all adjustments (consisting only of normal, recurring items) necessary for a fair presentation of the condensed consolidated financial position as of March 31, 2004 and the condensed consolidated statement of operations for the three months ended March 31, 2004 and 2003 have been made. The results set forth in the condensed consolidated statement of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. All amounts are approximate due to rounding.

The condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP (accounting principles generally accepted in the United States of America) can be condensed or omitted.

The Company is responsible for the unaudited condensed consolidated financial statements included in this document. For a better understanding of the Company and its financial statements, we recommend reading these condensed consolidated financial statements in conjunction with the Company's audited financial statements for the year ended December 31, 2003, which are included in our Annual Report on Form 10-KSB, filed with the SEC on April 15, 2004.

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

FINANCIAL CONDITION

Guardian has incurred operating losses since inception and has a net working capital deficiency for the quarter ended March 31, 2004. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

The Company, in March 2004, entered into a placement agent agreement with an investment bank to offer a private placement financing with no minimum and a maximum of $8,000,000. The Company intends to use the proceeds of this private placement offering to purchase Wise Systems, Ltd. (details of the acquisition are disclosed in the Annual Report on Form 10-KSB, filed April 15, 2004), fund its operations and pay its outstanding obligations. The table, set forth in Footnote 6 below, provides the details of the private placement offering through the date of this report. The offering has produced approximately $7.99 million in financing. Management believes that the funding provides the necessary operating capital to support operations for an eighteen month period, absent any revenue production.

Management's challenge is to maximize product development, control operating expenses, and establish programs for the production of recurring revenues to support ongoing operations.

COMMON STOCK

All common stock amounts have been adjusted to reflect the conversion ratio of 605.3:1 in the reverse acquisition transaction.

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

(2)  PROPERTY AND EQUIPMENT

As of March 31, 2004 and December 31, 2003, a summary of property and equipment and the estimated useful lives used in the computation of depreciation is as follows:

                                                                    ESTIMATED
                                                                   USEFUL LIFE
                                MARCH 31, 2004   DECEMBER 31, 2003   (YEARS)
                                --------------   ----------------- -----------

Computer equipment & software   $   2,326,716    $    2,322,120        3

Less: accumulated depreciation        219,088            26,734
                                --------------   -----------------

Net property & equipment        $   2,107,628    $    2,295,386
                                --------------   -----------------

(3) NOTES PAYABLE

Beginning December 8, 2003, and concluding December 19, 2003, we entered into a purchase agreement with six individuals under which we sold and issued to such individuals convertible promissory notes in the aggregate amount of $700,000 and warrants to purchase an aggregate of 311,250 shares of our common stock. 200,000 of the warrants are exercisable during the eighteen (18) month period commencing on the date of issuance at a price of $2.50 per share. The remaining warrants are exercisable as follows: (i) 80,000 warrants exercisable during the twenty-four (24) month period commencing on the date of issuance at a price of $2.50 per share, and (ii) 31,250 warrants exercisable during the sixty (60) month period commencing on the date of issuance at a price of $5.00 per share. The proceeds of the sale of the notes were used by Guardian for working capital purposes. The notes bear interest at 10% ($70,000) and are repayable sixty days after the date of issuance of the notes (maturity date). The unpaid notes and interest, beyond the maturity date, bear interest at the rate of 18% per annum in the event they are not repaid within 60 days of the date of issuance. An event of default occurs under the notes if the principal or interest are not paid when due and within 15 days of notice from the note holder of such failure to pay; the voluntary or involuntary bankruptcy of Guardian, the making of a general assignment for the benefit of creditors, an application for dissolution or liquidation, or other relief from bankruptcy, insolvency or similar. The bridge notes matured during February 2004 and were extended by the note holders for an additional 120 days. In consideration of the extension of the maturity date of the bridge notes, the Company issued each note holder an additional warrant, on the same terms and conditions as the original warrants, for each of the original 311,250 warrants. The foregoing warrants contain certain anti-dilution provisions, one time piggy-back registration rights and other customary provisions.

The notes provide a contingent beneficial conversion feature whereby the principal and accrued interest on the notes may be converted into units of securities on the same terms and conditions as those offered to other investors through any form of financing vehicle offered by the Company. The Company has accounted for this contingent beneficial conversion feature in accordance with the guidance provided in Emerging Issues Task Force No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." The intrinsic value of the beneficial conversion feature was calculated at the commitment date and recognized in earnings in February 2004, when the contingency was resolved. For the quarter ended March 31, 2004, the Company charged off to interest expense an additional $449,211.

The total outstanding borrowings were as follows:

                                       MARCH 31, 2004    DECEMBER 31, 2003
                                       --------------    -----------------

Principal on bridge loans                  $ 700,000           $ 700,000

Less: discount attributed to warrants              -             150,799

Add: accrued interest                         86,595              20,417
                                       --------------    -----------------

         Notes payable                     $ 786,595           $ 569,618
                                       --------------    -----------------


(4)   ACCOUNTING FOR STOCK-BASED COMPENSATION

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

                                                       QUARTER ENDED MARCH 31,
                                                   ----------------------------
                                                      2004              2003
                                                   -----------      -----------

Net loss as reported                               $(5,504,728)     $  (141,842)
Stock based employee compensation cost included
in net earnings as reported, net of tax                642,785                -
Compensation expense under FAS 123, net of tax      (3,054,975)               -
                                                   -----------      -----------
Pro forma net loss                                 $(7,916,918)     $  (141,842)
                                                   -----------      -----------

Net loss per common share
  Basic and diluted - as reported                  $     (0.38)     $     (0.06)
  Basic and diluted - pro forma                    $     (0.55)     $     (0.06)

(5)  STOCKHOLDERS' EQUITY

AUTHORIZED COMMON STOCK INCREASE - On February 13, 2004, the Company's shareholders voted unanimously to increase the number of shares of the Company's Common Stock from 15,000,000 to 200,000,000. Based upon the conversion rights of the Series B and Series C Preferred Stock, the outstanding shares of Series B and Series C Preferred Stock were cancelled and automatically converted into shares of common stock. The conversion resulted in the issuance of an aggregate of 1,848,330 shares of common stock.

STOCK WARRANTS - During December 2003, we issued an aggregate of 311,250 warrants to purchase our common stock in connection with the issuance of certain bridge notes. The warrants are exercisable at a prices ranging from $2.50 to $5.00 per share for a period ranging from eighteen (18) months to five (5) years from the issue date. The warrants contain certain anti-dilution provisions in the event of a stock dividend, subdivision or our capital stock, capital reorganization, consolidation or merger of Guardian. The warrants also contain piggy back registration rights. The bridge notes matured during February 2004 and were extended by the note holders for an additional 120 days. In consideration of the extension of the maturity date of the bridge notes, the Company issued each note holder an additional warrant, on the same terms and conditions as the original warrants, for each of the original 331,250 warrants.

WARRANT EXERCISE - In October 2003, we entered into a placement agent agreement with another investment bank. Management believed the investment bank failed in its obligations under the agreement. On March 16, 2004, we negotiated a termination of this placement agent agreement and compensated the investment bank through the issuance of 250,000 two-year warrants to purchase our common stock at a price of $1.00 per share, the value of which was charged to operations in the year ended December 31, 2003. The investment bank maintained its cashless exercise provision and piggyback registration rights as afforded under the terms of the placement agent agreement. On March 17, 2004, the investment bank exercised all of the warrants pursuant to the terms of the cashless exercise provision and we issued 197,368 shares common stock to the investment bank.

DIRECT INVESTMENT - On March 25, 2004, the Company accepted a direct investment of $64,000 on the same terms and conditions as the private placement offering. The investor was allowed to invest outside the private placement offering as a result of their prior affiliation with the Company. The investor received 40,000 shares of common stock and 10,000 stock purchase warrants at a price of $2.65 per share, expiring eighteen months from the date of issuance.

(6)  FINANCING ACTIVITIES

Private Placement

Pursuant to the terms of a placement agreement, dated December 22, 2003, as amended February 27, 2004, we engaged an investment bank to act as our placement agent in connection with a contemplated private offering of our securities exclusively to certain "accredited investors" pursuant to Rule 506 of Regulation D under the Securities Act. Upon the execution of the placement agreement, we issued to the placement agent 25,000 shares of our common stock. Under the terms of the offering, investors receive units of securities, each unit consisting of four shares of common stock and one common stock purchase warrant to purchase one share of common stock exercisable at a price of $2.65 per share during an eighteen month period following the initial closing. Additionally, the placement agent receives warrants, equal to 10% of the shares issued to investors that are exercisable at a price of $1.92 per share during the five-year period following the issuance thereof and contain piggy back registration rights and a cashless exercise provision.


The table below details the investment transactions that have occurred through the date of the filing of this report:


                                                                     CASH
                          SHARES     WARRANTS                       PAID TO
              AMOUNT     ISSUED TO   ISSUED TO     FMV OF          INVESTMENT     NET
   Date      Invested    Investors   Investors    Warrants            Bank      Proceeds
----------  -----------  ----------  ----------  -----------       ----------  ----------

 03/24/04    $ 195,194     121,996      30,499     $ 37,654         $ 30,612   $ 164,582
 04/02/04      185,498     115,936      28,984       57,968           16,725     168,773
 04/20/04      275,072     171,920      42,980      207,593           34,795     240,277
 04/27/04      656,960     410,600     102,650      896,135           59,156     597,804
 5/3/2004    2,100,752   1,312,970     328,243    1,716,706          189,098   1,911,654
5/14/2004    4,578,540   2,861,588     715,397    1,917,264          440,131   4,138,409
            -----------  ----------  ----------  -----------       ----------  ----------
            $ 7,992,016  4,995,010   1,248,752   $ 4,833,320       $ 770,517   $ 7,221,499
            -----------  ----------  ----------  -----------       ----------  ----------

The table below details the fees, reimbursable expenses, stock grants, and stock purchase warrants earned by the placement agent:

                                                            CASH          STOCK                    WARRANTS
                            INVESTMENT                    PAID TO       ISSUED TO                  ISSUED TO
                             BANKING     REIMBURSABLE    INVESTMENT    INVESTMENT      FMV OF      INVESTMENT      FMV OF
  DATE        COMMISSION       FEES        EXPENSES         BANK          BANK         STOCK          BANK        WARRANTS
             ------------  ------------  ------------   ------------  ------------  ------------  ------------  ------------
 03/24/04    $     17,567  $     10,000  $      3,045   $     30,612         4,880  $     18,544        12,200  $     25,132
 04/02/04          16,695            --            30         16,725         4,637        21,191        11,594        32,811
 04/20/04          24,765        10,000            30         34,795         6,877        50,890        17,192        97,307
 04/27/04          59,126            --            30         59,156        16,424       185,591        41,060       392,534
 5/3/2004         189,068            --            30        189,098        52,518       409,640       131,297       795,660
5/14/2004         412,069        17,333        10,729        440,131       114,461       600,920       286,159     1,004,418
             ------------  ------------  ------------   ------------  ------------  ------------  ------------  ------------
             $    719,291  $     37,333  $     13,893   $    770,517       199,797  $  1,286,776       213,343  $  2,347,861
             ------------  ------------  ------------   ------------  ------------  ------------  ------------  ------------

The foregoing securities were issued to the investors and the placement agent in reliance upon the exemption from the registration requirements of the Securities Acts set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, and constitute "restricted securities" within the meaning of Rule 144 (a)(3) under the Securities Act.

(7)  SUBSEQUENT EVENTS

On April 23, 2004, Guardian issued an aggregate of 287,500 shares of its common stock in settlement of claims by certain brokers who alleged they were entitled to certain equity compensation from Guardian in connection with the reverse acquisition of Guardian by RJL Marketing Services Inc. in June 2003. In consideration of the issuance of the shares, the brokers executed a release of all claims against Guardian. Guardian granted the brokers certain piggyback registration rights in connection with the issuance of the shares. The shares were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and are restricted securities within the meaning of Rule 144(a)(3).



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

GENERAL

The following discussion of the financial condition or plan of operation of the Company should be read in conjunction with the consolidated financial statements and related notes thereto. It should be noted that this discussion pertains to the activities of the Company post acquisition of RJL and will therefore involve a plan of operation of the Company during the next nine months rather than the discussion of results of operations on a comparative basis.

PLAN OF OPERATION

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

During the next nine months, we expect to satisfy our cash requirements from the proceeds of a private placement offering of our securities through our placement agent. The aggregate amount of the offering was $8,000,000. We offered an aggregate of 1,250,000 units of securities, each unit consisting of four shares of common stock and one common stock purchase warrant to purchase one share of our common stock at a price of $2.65 per share during the eighteen month period following the initial closing. As of the date of this report we have raised an aggregate of $7,221,499 in connection with sales of our securities, net of placement agent fees and reimbursable expenses. The securities will not have been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We and our placement agent reserve the right to increase the maximum amount of the offering. Proceeds from the offering are expected to be used to: (i) acquire Wise Systems, Ltd., (ii) complete the development and commercialization of PinPoint, (iii) complete the patent process on several key patentable algorithms and processes, (iv) repay our bridge notes, and (v) for working capital purposes. We believe we will require between approximately $1,300,000 and $2,000,000 to finance our operations throughout the remainder of fiscal 2004. This assumes minimal revenues during the year.

During this development phase we will closely monitor our costs and our revenue expectations and will take actions appropriate to the market conditions.

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

GUARDIAN'S PRODUCTS AND SERVICES:

INTELLIGENT REASONING INFORMATION SYSTEMS(TM)

These systems which incorporate machine learning methodologies and tools, radically improve the scope and speed of decision making and organizational productivity by enhancing or replacing manual cognitive labor processes. Our systems create value for our clients by extending their capabilities, without increasing their staffing size or organizational footprint. We focus primarily on creating measurable improvements in an organizations mid or front office processes. Our process includes the following four procedures:

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

IMAGING SOLUTIONS

The Company's imaging solutions transform images into data, data into knowledge and knowledge into solutions. We provide imaging solutions aviation safety, medical imaging, and image compression. Included in the Company's Imaging Solutions are the following products:

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

LIFE SCIENCES SOLUTIONS

Radiology   Software   for   Integration    (DEVisionTM)   -   DEVision(TM)   is
high-performance component integration software for picture archive and communications systems ("PACS") and teleradiology. When integrated into PACS or teleradiology products from other companies, DEVision(TM) allows both lossless (diagnostic) and lossy (clinical) compression of DICOM images using multiple codecs (mathematical compression methods). It also includes a "differencing engine" (also colloquially known as "the solver") that tests DICOM images against all multiple codecs in the system and employs the one with the best possible lossless result for maximum space savings in radiology archives.

Radiology Technology for Practice - PACS for PracticeTM is designed with an understanding of the differences between the workflow, clinical, and archive requirements of radiology practices (versus hospitals) in mind. Practices see significantly fewer chronic patients, have far greater periodicity in their workflow, do greater numbers of mammography examinations, and often have multiple locations with mixed modality environments, and the Company's offering in this market is oriented toward those specific needs, without sacrificing features that all radiologists require in a film-less system. PACS for Practice(TM) is also specifically designed to operate in tandem with the company's Managed Radiology Archive service.

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

RESULTS OF OPERATIONS

Net losses for the quarters ended March 31, 2004 and 2003 were $5,504,728 and $141,842, respectively. The operating expenses, primarily salary and salary related expenses, during the first quarter of 2003 are associated with the operation of RJL Marketing Services Inc. The net loss for the quarter ended March 31, 2004, are those of Guardian Technologies International, Inc. The Company has not generated any revenue to date and there can be no assurance that the Company will generate revenue from the sale of its products.

General and administrative expenses
General and administrative expenses increased to $852,549 for the first quarter of 2004 compared to $141,842 for the first quarter of 2003. In the 2004 period, these expenses included $467,343 of payroll and payroll-related expenses, $168,177 of research and development expenses attributable to PinPoint, $120,935 of professional fees (legal, accounting, SEC filing, and press releases), and $40,751 of rent.

Stock-based compensation

Included in this non-cash expense category are the amortization of the fair market value of employee stock options and the fair market value of stock issued to outside consultants. During the period ended March 31, 2004, we recognized $642,785 of employee stock option compensation expense and $2,873,062 of consulting expense. There were no consulting agreements or an employee stock option plan during the same period of the prior year.

Interest expense

Interest expense for the period ended March 31, 2004 was $943,978 as compared to no interest expense for the comparable period in 2003. Interest expense is comprised of three components, all related to the bridge notes. $699,501 represents the amortization of the discount on the bridge notes. The discount associated with the bridge notes resulted from the fair market value calculation of the warrants attached to the bridge note facility and the discount attributable to the beneficial conversion feature. $177,800 results from the fair market value calculation of the warrants associated with the 120-day extension of the maturity date of the bridge notes. The remaining balance of $66,677 represents the interest expense accrued on the bridge notes through the end of the first quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are the net proceeds from external financing transactions. During the first quarter of 2004, the Company commenced an $8,000,000 private placement of its securities. For the quarters ended March 31, 2004 and 2003 the Company used net cash of $233,621 and $33, respectively. The available cash balances at March 31, 2004 and 2003 were $85,608 and $56, respectively.

Operating Activities

Net cash used in operating activities in the first quarter of 2004 was $457,606. Operating expenses of $919,226 attributable to salaries, rent, research and development, and professional fees were financed through the sale of common shares, the extension of payment terms to vendors, and the deferral of salaries.

Net cash used in operating activities in the first quarter of 2003 was $33. Operating expenses, primarily salary expense, were offset by the deferral of those salary expenses.

Investing Activities

Net cash used in investing activities in the first quarter of 2004 was $4,596, which was used to purchase computer equipment. There was no cash used in investing activities in the first quarter of 2003.

Financing Activities

Net cash provided by financing activities in the first quarter of 2004 was $228,581, which was provided entirely from activities associated with the sale of shares of the Company's common stock. $164,581 resulted from the private placement offering and the remaining $64,000 was a direct investment in the Company. There was no cash provided by financing activities in the first quarter of 2003.

Working Capital

The Company has a net working capital deficit of $1,906,602 at March 31, 2004 compared to a net working capital deficit of $1,061,062 at December 31, 2003. This $845,540 decrease in working capital was primarily due to:

      o     an increase in accrued payroll expense of $253,502;

      o     a decrease in cash and cash equivalents of $233,721;

      o     an increase in notes payable of $216,977; and

      o     an increase in accounts payable of $141,340.

The changes in accounts payable, accrued payroll expense, and notes payable, as well as in other items of working capital not discussed above, resulted from changes in the ordinary course of the Company's business. Increases in accounts payable and accrued payroll expense resulted from the extension of payment terms and the deferral of salary by employees. The increase in notes payable resulted from the amortization of discounts on the notes to interest expense. The discounts occurred as a result of the terms of the bridge notes which included stock purchase warrants. The excess of the fair market value of the stock purchase warrants, as computed used the Black-Scholes model, over the strike price of the warrants was captured as a discount on the value of the notes. The discounts were amortized over the term of the notes. The entire discount was recognized during the first quarter of 2004.

Liquidity

As discussed above, the Company's principal sources of liquidity are the proceeds from external financing transactions, including a private placement of our securities through our placement agent, referred to above. Management is reliant upon the proceeds of such financing to satisfy its short-term working capital requirements and to implement its business plan.

CRITICAL ACCOUNTING POLICIES

For a discussion of the Company's critical accounting policies and estimates, refer to "Management's Discussion and Analysis of Financial Condition or Plan of Operations" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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



                               PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.


ITEM 2.  CHANGES IN SECURITIES

The Company has authorized and had outstanding three series of preferred stock at December 31, 2003. On February 13, 2004, at a special meeting of our shareholder, our shareholders voted to increase the number of authorized shares of Common Stock from 15,000,000 to 200,000,000. Based upon the conversion rights contained in the Series B and Series C Convertible Preferred Stock, each share of Series B and Series C preferred stock automatically converted into 1,000 shares of Common Stock. Shortly thereafter, the Company exchanged 1,303.3 shares of Series B and 545 shares of Series C Convertible Preferred Stock for an aggregate of 1,848,330 shares of Common Stock.

The only preferred stock that remains outstanding is the Series A Convertible Preferred Stock which contains the following rights and provisions:

Series A Convertible Preferred Stock

The Company has authorized the issuance of up to 6,000 shares of Series A Convertible Preferred Stock, $0.20 par value per share ("Series A"), of which 4,097 share are issued and outstanding. An additional 1,430 have been issued as compensation for consulting services; however, they remain un-issued as of this report date. The shares of Series A entitle the holders thereof to receive a liquidation preference of $20.00 per share before any payment to holders of junior preferred stock or holders of our common stock. Each share of Series A entitles the holder thereof to 1,000 votes (subject to certain anti-dilution adjustments) with respect to matters submitted to stockholders of the Company for a vote. Each share of Series A will be automatically converted into 1,000 common shares of the Company (subject to certain anti-dilution adjustments) upon the Company attaining EBITDA aggregating $2.5 million following the reverse acquisition in the period commencing on the date of issuance through June 26, 2005, as evidenced by the Company's financial statements contained in its reports filed with the SEC under the Exchange Act.

In October 2003, we entered into a placement agent agreement with an investment bank. Management believed the investment bank failed in its obligations under the agreement. On March 16, 2004, we negotiated a termination of this placement agent agreement and compensated the investment bank through the issuance of 250,000 two-year warrants to purchase our common stock at a price of $1.00 per share, the value of which was charged to operations in the year ended December 31, 2003. The investment bank maintains its cashless exercise provision and piggyback registration rights as afforded under the terms of the placement agent agreement. On March 17, 2004, the investment bank exercised its cashless exercise provision and we issued 197,368 shares of Rule 144 restricted common stock to the investment bank.

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

On December 22, 2003 we engaged an investment bank to act as our placement agent in connection with a contemplated offering of our securities exclusively to certain "accredited investors" pursuant to Rule 506 of Regulation D under the Securities Act. At the execution of the placement agreement, as amended, we issued to the placement agent 25,000 shares of our common stock. The Company is offering an aggregate of 1,250,000 units of securities each unit consisting of four shares of common stock and one common stock purchase warrant. The warrants are exercisable at a price of $2.65 per share during an eighteen month period following the initial closing of the offering. Additionally, the placement agent receives warrants, equal to 10% of the shares issued to investors that are exercisable at a price of $1.92 per share during the five-year period following the issuance thereof and contain piggy back registration rights and a cashless exercise provision. The securities will not have been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We and our placement agent reserve the right to increase the maximum amount of the offering. A detailed schedule of transactions that have occurred through the date of this report can be found in Part I, footnote 6 ("Financing Activities").


ITEM 3.  DEFAULT UPON SENIOR SECURITIES


None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


We held a special meeting of our stockholders on February 13, 2004. For more information regarding the following proposals, see our proxy statement for the special meeting, dated January 21, 2004.

1.    The  stockholders  elected  each of the  five  nominees  to the  Board  of
      Directors: Director For

      Michael W. Trudnak            14,297,060
      Robert A. Dishaw              14,297,060
      Sean W. Kennedy               14,297,060
      M. Riley Repko                14,297,060
      Walter Ludwig                 14,297,060

2. The stockholders approved the Company's Amended and Restated 2003 Stock Incentive Plan.

      For                           14,297,060
      Against                              -0-
      Abstain                              -0-

3. The stockholders approved an amendment to the Company's Certificate of Incorporation increasing the authorized shares of common stock of the Company from 15,000,000 shares to 200,000,000 shares.

      For                           14,297,060
      Against                              -0-
      Abstain                              -0-


4. The stockholders ratified the appointment of Aronson & Company as the Company's independent accountants for 2003.

      For                           14,297,060
      Against                              -0-
      Abstain                              -0-

ITEM 5.  OTHER INFORMATION

The Company plans to hold its next Annual Meeting of Stockholders on Thursday, October 14, 2004, in Dulles, Virginia. If a stockholder wishes to submit a proposal for the Company's 2004 Annual Meeting, the deadline for submitting such proposals to the Company is June 3, 2004.


ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K


(a) Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

--------------------------------------------------------------------------------------------------------
                                                                            INCORPORATED BY
                                                                               REFERENCE
--------------------------------------------------------------------------------------------------------
EXHIBIT NO.                       EXHIBIT DESCRIPTION                        FORM   FILING       FILED
                                                                                      DATE     HEREWITH
--------------------------------------------------------------------------------------------------------
    2.1     Amended and Restated Agreement and Plan of Reorganization        8-K    06/26/2003
            dated effective June 12, 2003, by and among the Company, RJL
            Marketing Services, Inc., and the shareholders of RJL
            Marketing Services, Inc.
--------------------------------------------------------------------------------------------------------
    3.1     Certificate of Incorporation                                    10-KSB  04/15/2004
--------------------------------------------------------------------------------------------------------
    3.2     Articles of Amendment to Certificate of Incorporation           10-KSB  04/15/2004
--------------------------------------------------------------------------------------------------------
    3.3     Certificate of Designation of Rights and Preferences of Series  10-QSB  08/15/2003
            A Convertible Preferred Stock.
--------------------------------------------------------------------------------------------------------
    3.4     Certificate of DesignationS, Preferences and Rights of Series   10-QSB  08/15/2003
            B Convertible Preferred Stock.
--------------------------------------------------------------------------------------------------------
    3.5     Certificate of Designations, Preferences and Rights of Series   10-QSB  11/14/2003
            C Convertible Preferred Stock, dated September 24, 2003.
--------------------------------------------------------------------------------------------------------
    3.6     Certificate of Amendment to Certificate of Designation of       10-QSB  11/14/2003
            Rights and Preferences of Series B Convertible Preferred
            Stock, dated October 27, 2003.
--------------------------------------------------------------------------------------------------------
    3.7     By-Laws                                                         10-KSB  04/15/2004
--------------------------------------------------------------------------------------------------------
    4.1     Form of Common Stock Certificate                                 SB-2   03/22/96
--------------------------------------------------------------------------------------------------------
   10.1     Employment Agreement, dated October 1, 2002, between RJL        10-QSB  08/15/2003
            Marketing Services, Inc. and Robert Dishaw.
--------------------------------------------------------------------------------------------------------
   10.2     Employment Agreement, dated January 1, 2003, between RJL        10-QSB  08/15/2003
            Marketing Services, Inc. and Michael W. Trudnak.
--------------------------------------------------------------------------------------------------------
   10.3     Amendment Agreement, dated July 28, 2003, between RJL           10-QSB  08/15/2003
            Marketing Services, Inc. and Michael W. Trudnak.
--------------------------------------------------------------------------------------------------------
   10.4     Settlement Agreement, dated June 26, 2003, between the          10-QSB  08/15/2003
            Registrant and J. Andrew Moorer.
--------------------------------------------------------------------------------------------------------
   10.5     Exclusive Distribution Agreement, dated June 26, 2003, between  8-K/A   08/26/2003
            RJL Marketing Services, Inc. and Diagnos, Inc.
--------------------------------------------------------------------------------------------------------
   10.6     Employment Agreement, dated May 19, 2003, between RJL           8-K/A   08/26/2003
            Marketing Services, Inc. and Darrell E. Hill.
--------------------------------------------------------------------------------------------------------
   10.7     Employment Agreement, dated May 19, 2003, between RJL           8-K/A   08/26/2003
            Marketing Services, Inc. and Stephen Lancaster.
--------------------------------------------------------------------------------------------------------
   10.8     Consulting Agreement, dated May 19, 2003, between RJL           8-K/A   08/26/2003
            Marketing Services, Inc. and Max Tobin.
--------------------------------------------------------------------------------------------------------
   10.9     Consulting Agreement, dated July 30, 2003, between RJL          8-K/A   08/26/2003
            Marketing Services, Inc. and J. Andrew Moorer.
--------------------------------------------------------------------------------------------------------
   10.10    Employment Agreement, dated August 4, 2003, between the         10-QSB  11/14/2003
            Registrant and Ruth H. Taylor.
--------------------------------------------------------------------------------------------------------
   10.11    Employment Agreement, dated August 18, 2003, between the        10-QSB  11/14/2003
            Registrant and William J. Donovan.
--------------------------------------------------------------------------------------------------------
            Consulting Agreement, dated August 20, 2003, between the                         3
   10.12    Registrant and Berthel Fisher & Company Financial Services,     10-QSB  11/14/200
            Inc.
--------------------------------------------------------------------------------------------------------
   10.13    Consulting Agreement, dated September 11, 2003, between the      S-8    10/09/2003
            Registrant and Clifford Neuman.
--------------------------------------------------------------------------------------------------------
   10.14    Consulting Agreement, dated September 25, 2003, between the      S-8    10/09/2003
            Registrant and Barry Davis.
--------------------------------------------------------------------------------------------------------
   10.15    Consulting Agreement, dated September 30, 2003, between the      S-8    10/09/2003
            Registrant and A.B. Goldberg.
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
   10.17    Consulting Agreement, dated July 28, 2003, between the          10-QSB  11/14/2003
            Registrant and Redwood Consultants LLC.
--------------------------------------------------------------------------------------------------------
   10.18    Consulting Agreement, dated July 4, 2003, between the           10-QSB  11/14/2003
            Registrant and Tosh Consulting.
--------------------------------------------------------------------------------------------------------
            Placement Agents Warrants, dated October 14, 2003, between the  10-QSB  11/14/2003
   10.19    Registrant and Berthel Fisher &Company Financial Services,
            Inc.
--------------------------------------------------------------------------------------------------------
   10.20    Alliance Partner Agreement, dated September 17, 2003, between   10-QSB  11/14/2003
            the Registrant and Telinks Canada Ltd.
--------------------------------------------------------------------------------------------------------
   10.21    Compensation Agreement, dated September 18, 2003, between the   10-QSB  11/14/2003
            Registrant and Telinks Canada Ltd.
--------------------------------------------------------------------------------------------------------
   10.22    Asset Purchase Agreement, dated October 23, 2003, among the     10-QSB  11/14/2003
            Registrant, Difference Engines Corporation.
--------------------------------------------------------------------------------------------------------
            Amendment Agreement, dated September 22, 2003, between the      10-QSB  11/14/2003
   10.23    Registrant and Berthel Fisher & Company Financial Services,
            Inc.
--------------------------------------------------------------------------------------------------------
   10.25    Settlement Agreement dated March 16, 2004 between the           10-KSB  04/15/2004
            Registrant and Cappello Capital Corporation.
--------------------------------------------------------------------------------------------------------
            Note and Warrant Purchase Agreement, dated as of December 8,    10-KSB  04/15/2004
            2003 between the Registrant and each of the undersigned
   10.26    purchasers:  Charles Bell, Daniel Denardis, Scott Porter, Alan
            Stamper, Edward Tschiggfrie, and Bret Williams.
--------------------------------------------------------------------------------------------------------
   10.27    Convertible Promissory Note, dated December 11, 2003 between    10-KSB  04/15/2004
            the Registrant and Charles T. Bell.
--------------------------------------------------------------------------------------------------------
   10.28    Common Stock Warrant Agreement, dated December 11, 2003,        10-KSB  04/15/2004
            between the Registrant and Charles T. Bell.
--------------------------------------------------------------------------------------------------------
   10.29    Supplemental Common Stock Warrant Agreement, dated December     10-KSB  04/15/2004
            11, 2003, between the Registrant and Charles T. Bell.
--------------------------------------------------------------------------------------------------------
   10.30    Convertible Promissory Note, dated December 19, 2003 between    10-KSB  04/15/2004
            the Registrant and Daniel Denardis.
--------------------------------------------------------------------------------------------------------
   10.31    Common Stock Warrant Agreement, dated December 19, 2003,        10-KSB  04/15/2004
            between the Registrant and Daniel Denardis.
--------------------------------------------------------------------------------------------------------
   10.32    Supplemental Common Stock Warrant Agreement, dated December     10-KSB  04/15/2004
            19, 2003, between the Registrant and Daniel Denardis.
--------------------------------------------------------------------------------------------------------
   10.33    Convertible Promissory Note, dated December 19, 2003 between    10-KSB  04/15/2004
            the Registrant and Scott Porter.
--------------------------------------------------------------------------------------------------------
   10.34    Common Stock Warrant Agreement, dated December 19, 2003,        10-KSB  04/15/2004
            between the Registrant and Scott Porter.
--------------------------------------------------------------------------------------------------------
   10.35    Supplemental Common Stock Warrant Agreement, dated December     10-KSB  04/15/2004
            19, 2003, between the Registrant and Scott Porter.
--------------------------------------------------------------------------------------------------------
   10.36    Convertible Promissory Note, dated December 8, 2003 between     10-KSB  04/15/2004
            the Registrant and Alan Stamper.
--------------------------------------------------------------------------------------------------------
   10.37    Common Stock Warrant Agreement, dated December 8, 2003,         10-KSB  04/15/2004
            between the Registrant and Alan Stamper.
--------------------------------------------------------------------------------------------------------
   10.38    Supplemental Common Stock Warrant Agreement, dated December 8,  10-KSB  04/15/2004
            2003, between the Registrant and Alan Stamper.
--------------------------------------------------------------------------------------------------------
   10.39    Convertible Promissory Note, dated December 8, 2003 between     10-KSB  04/15/2004
            the Registrant and Edward D. Tschiggfrie.
--------------------------------------------------------------------------------------------------------
   10.40    Common Stock Warrant Agreement, dated December 8, 2003,         10-KSB  04/15/2004
            between the Registrant and Edward D. Tschiggfrie.
--------------------------------------------------------------------------------------------------------
   10.41    Supplemental Common Stock Warrant Agreement, dated December 8,  10-KSB  04/15/2004
            2003, between the Registrant and Edward D. Tschiggfrie.
--------------------------------------------------------------------------------------------------------
   10.42    Convertible Promissory Note, dated December 19, 2003 between    10-KSB  04/15/2004
            the Registrant and Edward D. Tschiggfrie.
--------------------------------------------------------------------------------------------------------
   10.43    Common Stock Warrant Agreement, dated December 19, 2003,        10-KSB  04/15/2004
            between the Registrant and Edward D. Tschiggfrie.
--------------------------------------------------------------------------------------------------------
   10.44    Supplemental Common Stock Warrant Agreement, dated December     10-KSB  04/15/2004
            19, 2003, between the Registrant and Edward D. Tschiggfrie.
--------------------------------------------------------------------------------------------------------
   10.45    Convertible Promissory Note, dated December 8, 2003 between     10-KSB  04/15/2004
            the Registrant and Bret Williams.
--------------------------------------------------------------------------------------------------------
   10.46    Common Stock Warrant Agreement, dated December 8, 2003,         10-KSB  04/15/2004
            between the Registrant and Bret Williams.
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
   10.47    Supplemental Common Stock Warrant Agreement, dated December 8,  10-KSB  04/15/2004
            2003, between the Registrant and Bret Williams.
--------------------------------------------------------------------------------------------------------
   10.48    Amended And Restated 2003 Stock Incentive Plan.                 10-KSB  04/15/2004
--------------------------------------------------------------------------------------------------------
   10.49    Employment Agreement, dated December 3, 2003, between the        8-K    01/30/2004
            Registrant and Walter Ludwig.
--------------------------------------------------------------------------------------------------------
   10.50    Employment  Agreement,  dated  December  3, 2003,  between  the  8-K    01/30/2004
            Registrant and Victor Hamilton.
--------------------------------------------------------------------------------------------------------
   31.1     Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive                           X
            Officer
--------------------------------------------------------------------------------------------------------
   31.2     Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial                           X
            Officer
--------------------------------------------------------------------------------------------------------
    32      Section 1350 Certification of Chief Executive Officer and                             X
            Chief Financial Officer
--------------------------------------------------------------------------------------------------------

Reports filed on Form 8-K

Current report on Form 8-K, dated January 30, 2004 in which the Registrant reported the closing of the acquisition of the IP of Difference Engines Corporation which occurred effective December 19, 2003, after Difference Engines obtained the approval of its stockholders for the transaction. Additional information was included in the Company's press release dated January 16, 2004, filed as an exhibit thereto.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of May 2004.


                              GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.


                              By: /s/ Michael W. Trudnak
                                 --------------------------------------

                              Michael W. Trudnak
                              Chief Executive Officer & Chairman
                              Principal Executive Officer



                              By: /s/ William J. Donovan
                                 --------------------------------------

                              William J. Donovan
                              Chief Financial Officer
                              Principal Financial & Accounting Officer