Form 10KSB/A
period 2003-12-31
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2004-07-09
CIK 873198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 1

                                ----------------


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
   (State or other jurisdiction of            (I.R.S. Employer Identification
    incorporation or organization)                           No.)

            21351 RIDGETOP CIRCLE, SUITE 300, DULLES, VIRGINIA 20166 (Address of Registrant's principal executive offices and zip code)

                                 (703) 654-6091
                (Issuer's telephone number, including area code)

                                ----------------

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:
                                      None

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                     Common Stock, $.001 par value per share

                                ----------------

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

                                EXPLANATORY NOTE

The undersigned Registrant hereby amends Item 13 of Part III of the Registrant's annual report on Form 10-KSB for the year ended December 31, 2003, to file
Exhibit 23.1, Independent Auditors' Consent. We are not amending any other item of this report.

                                    PART III

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

            Consolidated Statement of Operations for the Year Ended December 31, 2003

            Consolidated Statement of Changes in Stockholders' Deficit for the Year Ended December 31, 2003

            Consolidated Statement of Cash Flows for the Year Ended December 31, 2003

            Notes to the Consolidated Financial Statements


      2.    EXHIBITS

                                                                                                    INCORPORATED BY REFERENCE
EXHIBIT                                                                                                                      FILED
NO.                                       EXHIBIT DESCRIPTION                                      FORM      FILING DATE    HEREWITH
-------                                   -------------------                                      ----      -----------    --------
2.1      Amended and Restated Agreement and Plan of Reorganization dated effective June 12,        8-K       06/26/2003
         2003, by and among the Company, RJL Marketing Services, Inc., and the shareholders of
         RJL Marketing Services, Inc.

3.1      Certificate of Incorporation                                                              10-KSB    04/15/2004

3.2      Articles of Amendment to Certificate of Incorporation                                     10-KSB    04/15/2004

3.3      Certificate of Designation of Rights and Preferences of Series A Convertible Preferred    10-QSB    08/15/2003
         Stock.

3.4      Certificate of DesignationS, Preferences and Rights of Series B Convertible Preferred     10-QSB    08/15/2003
         Stock.

3.5      Certificate of Designations, Preferences and Rights of Series C Convertible Preferred     10-QSB    11/14/2003
         Stock, dated September 24, 2003.

3.6      Certificate of Amendment to Certificate of Designation of Rights and Preferences of       10-QSB    11/14/2003
         Series B Convertible Preferred Stock, dated October 27, 2003.

3.7      By-Laws                                                                                   10-KSB    04/15/2004

4.1      Form of Common Stock Certificate                                                          SB-2      03/22/1996

10.1     Employment Agreement, dated October 1, 2002, between RJL Marketing Services, Inc. and     10-QSB    08/15/2003
         Robert Dishaw.

10.2     Employment Agreement, dated January 1, 2003, between RJL Marketing Services, Inc. and     10-QSB    08/15/2003
         Michael W. Trudnak.

10.3     Amendment Agreement, dated July 28, 2003, between RJL Marketing Services, Inc. and        10-QSB    08/15/2003
         Michael W. Trudnak.

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

10.8     Consulting Agreement, dated May 19, 2003, between RJL Marketing Services, Inc. and Max    8-K/A     08/26/2003
         Tobin.

10.9     Consulting Agreement, dated July 30, 2003, between RJL Marketing Services, Inc. and J.    8-K/A     08/26/2003
         Andrew Moorer.

10.10    Employment Agreement, dated August 4, 2003, between the Registrant and Ruth H. Taylor.    10-QSB    11/14/2003

10.11    Employment Agreement, dated August 18, 2003, between the Registrant and William J.        10-QSB    11/14/2003
         Donovan.

10.12    Consulting Agreement, dated August 20, 2003, between the Registrant and Berthel Fisher    10-QSB    11/14/2003
         & Company Financial Services, Inc.

10.13    Consulting Agreement, dated September 11, 2003, between the Registrant and Clifford       S-8       10/09/2003
         Neuman.

10.14    Consulting Agreement, dated September 25, 2003, between the Registrant and Barry          S-8       10/09/2003
         Davis.

10.15    Consulting Agreement, dated September 30, 2003, between the Registrant and A.B.           S-8       10/09/2003
         Goldberg.

10.17    Consulting Agreement, dated July 28, 2003, between the Registrant and Redwood             10-QSB    11/14/2003
         Consultants LLC.

10.18    Consulting Agreement, dated July 4, 2003, between the Registrant and Tosh Consulting.     10-QSB    11/14/2003

10.19    Placement Agents Warrants, dated October 14, 2003, between the Registrant and Berthel     10-QSB    11/14/2003
         Fisher &Company Financial Services, Inc.

10.20    Alliance Partner Agreement, dated September 17, 2003, between the Registrant and          10-QSB    11/14/2003
         Telinks Canada Ltd.

10.21    Compensation Agreement, dated September 18, 2003, between the Registrant and Telinks      10-QSB    11/14/2003
         Canada Ltd.

10.22    Asset Purchase Agreement, dated October 23, 2003, among the Registrant, Difference        10-QSB    11/14/2003
         Engines Corporation.

10.23    Amendment Agreement, dated September 22, 2003, between the Registrant and Berthel         10-QSB    11/14/2003
         Fisher & Company Financial Services, Inc.

10.25    Settlement Agreement dated March 16, 2004 between the Registrant and Cappello Capital     10-KSB    04/15/2004
         Corporation.

10.26    Note and Warrant Purchase Agreement, dated as of December 8, 2003 between the             10-KSB    04/15/2004
         Registrant and each of the undersigned purchasers:  Charles Bell, Daniel Denardis,
         Scott Porter, Alan Stamper, Edward Tschiggfrie, and Bret Williams.

10.27    Convertible Promissory Note, dated December 11, 2003 between the Registrant and Charles   10-KSB    04/15/2004
         T. Bell.

10.28    Common Stock Warrant Agreement, dated December 11, 2003, between the Registrant and       10-KSB    04/15/2004
         Charles T. Bell.

10.29    Supplemental Common Stock Warrant Agreement, dated December 11, 2003, between the         10-KSB    04/15/2004
         Registrant and Charles T. Bell.

10.30    Convertible Promissory Note, dated December 19, 2003 between the Registrant and Daniel    10-KSB    04/15/2004
         Denardis.

10.31    Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and       10-KSB    04/15/2004
         Daniel Denardis.

10.32    Supplemental Common Stock Warrant Agreement, dated December 19, 2003, between the         10-KSB    04/15/2004
         Registrant and Daniel Denardis.

10.33    Convertible Promissory Note, dated December 19, 2003 between the Registrant and Scott     10-KSB    04/15/2004
         Porter.

10.34    Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and       10-KSB    04/15/2004
         Scott Porter.

10.35    Supplemental Common Stock Warrant Agreement, dated December 19, 2003, between the         10-KSB    04/15/2004
         Registrant and Scott Porter.

10.36    Convertible Promissory Note, dated December 8, 2003 between the Registrant and Alan       10-KSB    04/15/2004
         Stamper.

10.37    Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Alan   10-KSB    04/15/2004
         Stamper.

10.38    Supplemental Common Stock Warrant Agreement, dated December 8, 2003, between the          10-KSB    04/15/2004
         Registrant and Alan Stamper.

10.39    Convertible Promissory Note, dated December 8, 2003 between the Registrant and Edward     10-KSB    04/15/2004
         D. Tschiggfrie.

10.40    Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and        10-KSB    04/15/2004
         Edward D. Tschiggfrie.

10.41    Supplemental Common Stock Warrant Agreement, dated December 8, 2003, between the          10-KSB    04/15/2004
         Registrant and Edward D. Tschiggfrie.

10.42    Convertible Promissory Note, dated December 19, 2003 between the Registrant and Edward    10-KSB    04/15/2004
         D. Tschiggfrie.

10.43    Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and       10-KSB    04/15/2004
         Edward D. Tschiggfrie.

10.44    Supplemental Common Stock Warrant Agreement, dated December 19, 2003, between the         10-KSB    04/15/2004
         Registrant and Edward D. Tschiggfrie.

10.45    Convertible Promissory Note, dated December 8, 2003 between the Registrant and Bret       10-KSB    04/15/2004
         Williams.

10.46    Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Bret   10-KSB    04/15/2004
         Williams.

10.47    Supplemental Common Stock Warrant Agreement, dated December 8, 2003, between the          10-KSB    04/15/2004
         Registrant and Bret Williams.

10.48    Amended And Restated 2003 Stock Incentive Plan.                                           10-KSB    04/15/2004

10.49    Employment Agreement, dated December 3, 2003, between the Registrant and Walter           8-K       01/30/2004
         Ludwig.

10.50    Employment  Agreement,  dated  December  3,  2003,  between  the  Registrant  and Victor  8-K       01/30/2004
         Hamilton.

14.1     Code of Ethics of the Company for Chief Executive Officer and Senior Financial Officers   10-KSB    04/15/2004

21       List of Subsidiaries                                                                      10-KSB    04/15/2004

23.1     Independent Auditors' Consent                                                                                            X

31.1     Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer                                                      X

31.2     Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer                                                      X

32.1     Section 1350 Certification of Chief Executive Officer                                     10-KSB    04/15/2004

32.2     Section 1350 Certification of Chief Financial Officer                                     10-KSB    04/15/2004


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

                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                  By:     /s/ Michael W. Trudnak
                          ------------------------------------------------------
                          Chief Executive Officer (Principal Executive Officer)

                  By:     /s/ William J. Donovan [GRAPHIC OMITTED]
                          ------------------------------------------------------
                          Chief Financial Officer (Principal Accounting Officer)

                  Dated:  July 9, 2004

           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                       TITLE
----------------------------------------------  ---------------------------------------------
/s/ Michael W. Trudnak
----------------------------------------------
Michael W. Trudnak                              Chairman of the Board,  Chief Executive  Officer,  Treasurer,  Secretary and
Date:  July 9, 2004                             Director (Principal Executive Officer)

/s/ Robert A. Dishaw
----------------------------------------------
Robert A. Dishaw                                President, Chief Operating Officer and Director
Date:  July 9, 2004

/s/ William J. Donovan
----------------------------------------------
William J. Donovan                              Chief  Financial  Officer   (Principal   Accounting  Officer  and  Principal
Date:  July 9, 2004                             Financial Officer)

/s/ Charles T. Nash
----------------------------------------------
Charles T. Nash                                 Director
Date:  July 9, 2004

/s/ Sean W. Kennedy
----------------------------------------------
Sean W. Kennedy                                 Director
Date:  July 9, 2004

/s/ M. Riley Repko
----------------------------------------------
M. Riley Repko
Date:  July 9, 2004