Form 10QSB
period 2004-06-30
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2004-08-13
CIK 873198

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to __________

                         Commission file number 0-28238


                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                          Delaware                                                             54-1521616
-------------------------------------------------------------          -----------------------------------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to files such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 10, 2004, the registrant had 21,982,195 shares of its common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one).  Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION......................................................................3
   ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)......................................3
   ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........................12
   ITEM 3.       CONTROLS AND PROCEDURES...........................................................15

PART II - OTHER INFORMATION........................................................................15
   ITEM 1.       LEGAL PROCEEDINGS.................................................................15
   ITEM 2.       CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES....16
   ITEM 3.       DEFAULTS UPON SENIOR SECURITIES...................................................17
   ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................17
   ITEM 5.       OTHER INFORMATION.................................................................17
   ITEM 6.       EXHIBIT AND REPORTS ON FORM 8-K...................................................17

SIGNATURES.........................................................................................21

                   GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (A DEVELOPMENT STAGE COMPANY)
                       WITH RJL MARKETING SERVICES, INC.

                                                                     AS OF                AS OF
                                                                JUNE 30, 2004       DECEMBER 31, 2003
                                                               ---------------     -------------------
                                 ASSETS
Current assets:
     Cash and cash equivalents ...............................   $  4,818,825          $    319,229
     Other current assets ....................................         30,000                   100
     Prepaid expenses ........................................            200                   200
                                                                 ------------          ------------
          Total current assets ...............................      4,849,025               319,529

Equipment, net ...............................................      1,985,956             2,295,386

Other assets:
     Deposits ................................................        157,900               157,900
     Other long-term assets ..................................        145,684               239,434
                                                                 ------------          ------------
          Total assets .......................................   $  7,138,565          $  3,012,249
                                                                 ------------          ------------


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable ........................................   $    137,242          $    205,953
     Accrued payroll .........................................           --                 605,020
     Notes payable less discounts ............................           --                 569,618
                                                                 ------------          ------------
          Total current liabilities ..........................        137,242             1,380,591
                                                                 ------------          ------------

Stockholders' equity (deficit) Preferred
   stock, $0.20 par value - Authorized -
     1,000,000 shares
     Issued  - 5,527 at June 30, 2004 ........................          1,105                 1,475
     and 7,375 at December 31, 2003
     Common stock, $0.001 par value - Authorized -
     200,000,000 shares at June
     30, 2004 and 15,000,000 shares at December 31, 2003
     Issued - 21,855,456 shares at June 30, 2004 .............         21,855                13,524
     and 13,523,500 at December 31, 2003
     Stock warrants outstanding ..............................      9,038,871             1,031,424
     Deferred stock compensation .............................     (9,863,253)          (13,873,418)
     Additional paid-in capital ..............................     30,671,981            21,084,315
     Deficit accumulated during the development stage ........    (22,869,236)           (6,625,662)
                                                                 ------------          ------------
          Total shareholders' equity (deficit) ...............      7,001,323             1,631,658
                                                                 ------------          ------------

          Total liabilities and stockholders' equity (deficit)   $  7,138,565          $  3,012,249
                                                                 ============          ============

    The accompanying notes are an integral part of the financial satements.

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
                 Condensed Consolidated Statements of Operations
                          (A Development Stage Company)
                        With RJL Marketing Services, Inc.

                                                SECOND QUARTER ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                               -------------------------------  -----------------------------
                                                                 RJL MARKETING                  RJL MARKETING     INCEPTION
                                                                 SERVICES, INC.                 SERVICES, INC.     THROUGH
                                                     2004            2003            2004           2003        JUNE 30, 2004
                                               ---------------  --------------  --------------  -------------   --------------
 Net revenues ............................     $           --   $          --   $          --   $         --    $          --

 Cost of sales ...........................                 --              --              --             --               --
                                               ---------------  --------------  --------------  -------------   --------------

 Gross profit ............................                 --              --              --             --               --

 Operating expenses:
      Selling, general and administrative           1,175,170         295,483       2,032,712        437,325        6,630,517
      Depreciation .......................            194,927             391         387,281            391          414,015
      Stock-based compensation ...........          9,181,382         729,863      12,697,230        729,863       16,974,472
                                               ---------------  --------------  --------------  -------------   --------------
           Total operating expenses ......         10,551,479       1,025,737      15,117,223      1,167,579       24,019,004
                                               ---------------  --------------  --------------  -------------   --------------

 Operating loss ..........................        (10,551,479)     (1,025,737)    (15,117,223)    (1,167,579)     (24,019,004)

 Other income (expense):
      Interest income ....................              5,093               -           5,093             --            5,093
      Interest expense ...................           (187,466)         (3,000)     (1,131,444)        (3,000)      (1,154,861)
                                               ---------------  --------------  --------------  -------------   --------------
           Total other income (expense) ..           (187,466)         (3,000)     (1,126,351)        (3,000)      (1,149,768)
                                               ---------------  --------------  --------------  -------------   --------------

 Net loss ................................     $  (10,738,945)  $  (1,022,737)  $ (16,243,574)  $ (1,164,579)   $ (22,869,236)
                                               ===============  ==============  ==============  =============   ==============

 Loss per common share:
 Basic ...................................     $        (0.58)  $       (0.14)  $       (1.00)  $      (0.23)   $       (3.32)
 Dilutive ................................     $        (0.41)  $       (0.11)  $       (0.70)  $      (0.19)   $       (1.67)

 Shares used in computing loss per share:
 Basic ...................................         18,556,860       7,340,292      16,244,028      4,960,412        6,898,312
 Dilutive ................................         26,124,841       8,906,336      23,204,388      6,149,639       13,665,577

    The accompanying notes are an integral part of the financial statements.

               GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
            Condensed Consolidated Statements of Cash Flows
                     (A Development Stage Company)
                   With RJL Marketing Services, Inc.

                                                                        SIX MONTHS ENDED JUNE 30,
                                                              --------------------------------------------
                                                                                          RJL MARKETING              INCEPTION
                                                                                          SERVICES, INC.              THROUGH
                                                                     2004                     2003                 JUNE 30, 2004
                                                              -------------------      -------------------      -------------------
Cash flows from operating activities:
     Net loss                                                 $       (16,243,574)     $        (1,164,579)     $       (22,869,236)
       Adjustments to reconcile net loss to net cash used
       in operating activities:
                     Depreciation                                         387,281                      391                  414,015
                     Stock-based compensation                          12,697,230                  729,863               16,974,472
                     Amortization of bridge note discounts              1,131,444                       --                1,151,861
                     Impairment of licenses                                    --                       --                  140,000
     Changes in:
                     Other current assets                                 (29,900)                (156,450)                 (30,000)
                     Prepaid expenses                                          --                       --                     (200)
                     Deposits                                                  --                       --                 (157,900)
                     Accounts payable                                     (68,711)                  97,166                  137,242
                     Accrued payroll                                     (605,020)                 304,507                       --
                                                              -------------------      -------------------      -------------------
Net cash used in operating activities                                  (2,731,250)                (189,102)              (4,239,746)
                                                              -------------------      -------------------      -------------------

Cash flows from investing activities:
Purchase of equipment                                                     (77,851)                  (7,703)                (115,021)
Purchase of licenses                                                           --                       --                 (140,000)
Acquisition of software                                                        --                       --                  (25,000)
                                                              -------------------      -------------------      -------------------
Net cash used in investing activities                                     (77,851)                  (7,703)                (280,021)
                                                              -------------------      -------------------      -------------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                             7,308,697                  400,000                7,808,697
     Proceeds from issuance of preferred stock                                 --                       --                  829,895
     Proceeds from convertible bridge notes                                    --                       --                  700,000
                                                              -------------------      -------------------      -------------------
Net cash provided by financing activities                               7,308,697                  400,000                9,338,592
                                                              -------------------      -------------------      -------------------

Net change in cash                                                      4,499,596                  203,195                4,818,825

Cash at the beginning of the period                                       319,229                       89                       --
                                                              -------------------      -------------------      -------------------
Cash at the end of the period                                 $         4,818,825      $           203,284      $         4,818,825
                                                              ===================      ===================      ===================

    The accompanying notes are an integral part of the financial statements.

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
  Interest payments                                                        $         --   $    3,000   $      3,000
  Common stock issued to founders                                          $         --   $    5,512   $      5,512
  Class A preferred stock issued to founders                               $         --   $       --   $        819
  Common stock issued in acquisition of software                           $         --   $       --   $  2,259,950
  Common stock issued to placement agent for future financing              $         --   $       --   $     93,750
  Note forgiven in acquisition of software                                 $         --   $       --   $     25,000
  Warrants issued to placement agent for preferred stock offerings         $         --   $       --   $     25,139
  Warrants issued to agent for convertible notes                           $         --   $       --   $    250,789
  Warrants issued as settlement of placement agreement                     $         --   $       --   $    709,803
  Warrants issued for Alliance Partner agreement                           $         --   $       --   $    145,684
  Warrants issued to placement agent for common stock offerings            $  2,323,589   $       --   $  2,323,589
  Conversion of bridge note principal balance to common stock              $    700,000   $       --   $    700,000
  Conversion of bridge note accrued interest to common stock               $     96,760   $       --   $     96,760
  Warrants issued to consultant for future services                        $     27,500   $       --   $     27,500
  Amortization of bridge note discounts                                    $  1,055,101   $       --   $  1,055,101

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Guardian Technologies International, Inc. ("Guardian" or "Company") and its wholly-owned subsidiary, RJL Marketing Services Inc. ("RJL"). On June 26, 2003, pursuant to the terms of an Amended and Restated Agreement and Plan of Reorganization ("Plan"), Guardian acquired all of the outstanding capital stock of RJL in exchange for the issuance of shares of common stock and shares of preferred stock. All significant intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated balance sheet at December 31, 2003 has been derived from audited financial statements at that date. The condensed consolidated interim financial statements for the quarters ended as of June 30, 2004 and 2003, are unaudited. In management's opinion, all adjustments (consisting only of normal, recurring items) necessary for a fair presentation of the condensed consolidated financial position as of June 30, 2004 and the condensed consolidated statement of operations for the three and six months ended June 30, 2004 and 2003 have been made. The results set forth in the condensed consolidated statement of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. All amounts are approximate due to rounding.

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

DESCRIPTION OF BUSINESS

Guardian is a technology company that designs, develops and delivers sophisticated solutions to its target markets. We utilize high-performance imaging technologies and advanced analytics to create integrated information management technology products and services that address critical problems in healthcare and transportation security scanning for corporations and governmental agencies. Each product and service can radically improve the quality and velocity of decision-making, organizational productivity, and efficiency within the enterprise.

The core component of Guardian's overall business strategy is gaining and securing a competitive advantage through our advanced technologies. Our product suite is a platform for innovation that efficiently integrates, streamlines, and distributes business and clinical information and images across the enterprise.

Following the Reverse Acquisition, Guardian has evolved, in a very short period of time, into a focused product and marketing structure in the healthcare and transportation security scanning markets. We recognize that a company at our stage of development must continuously focus its efforts.

The Company plans to market its products and services to two primary markets: the U.S. Government and the health care industry. As opportunities present themselves in other vertical markets, the Company will assess the size of the opportunity, the resources required to successfully complete the opportunity, and the ongoing market for the developed technology or solution. Our business model is predicated on meeting client expectations, managing client relationships, and providing comprehensive solutions to meet client IT needs.

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

FINANCIAL CONDITION

Guardian has incurred operating losses since inception. Realization of Guardian's business strategy, and ultimately profitability, is dependent upon management's ability to complete research and development of PinPoint, establish strong product branding and acceptance for its healthcare products and PinPoint, and to successfully achieve its marketing and sales strategies.

The Company, in December 2003, entered into a placement agent agreement with an investment bank to offer a private placement financing with no minimum and a maximum of $8,000,000. The offering produced approximately $7.99 million in financing. The Company has used $2,000,000 of the proceeds of this private placement offering to purchase Wise Systems, Ltd. (details of the acquisition are disclosed in Note 6 below. The balance of funds will be used to fund ongoing operations and to pay outstanding obligations. The table, set forth in Note 5 below, provides the details of the private placement offering. Management believes that the funding provides the necessary operating capital to support operations for an eighteen month period, absent any revenue production.

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

(2)   PROPERTY AND EQUIPMENT

As of June 30, 2004 and December 31, 2003, a summary of property and equipment and the estimated useful lives used in the computation of depreciation is as follows:

(3)   ACCOUNTING FOR STOCK-BASED COMPENSATION

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

(4)   STOCKHOLDERS' EQUITY

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

CLAIM SETTLEMENT - On April 23, 2004, Guardian issued an aggregate of 287,500 shares of its common stock, with a fair market value of $3,076,250 as determined by application of the Black-Sholes Model, in settlement of claims by certain brokers who alleged they were entitled to certain equity compensation from Guardian in connection with the reverse acquisition of Guardian by RJL Marketing Services Inc. in June 2003. In consideration of the issuance of the shares, the brokers executed a release of all claims against Guardian. Guardian granted the brokers certain piggyback registration rights in connection with the issuance of the shares. The shares were issued in reliance upon the exemption set forth in
Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and are restricted securities within the meaning of Rule 144(a)(3).

BRIDGE NOTE CONVERSIONS - On April 28, 2004, all holders of the convertible bridge financing notes elected to convert their outstanding principal and accrued interest into equity, on the same terms and conditions as the private placement. At that time, the note holders converted $700,000 in outstanding principal and $99,184.67 of accrued interest into 499,480 shares of Guardian common stock (converted at $1.60 per share) and 124,870 stock purchase warrants ($2.65 per share expiring twenty-four [24] months from date of issue).

CONSULTANTS COMPENSATION - On May 15, 2004, the Company issued 225,000 shares of common stock for the completion of consulting services. In addition, the Company issued 25,000 shares of common stock to its investor relations firm as compensation for out-of-pocket reimbursable expenses.

(5)   FINANCING ACTIVITIES

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

The table below details the investment transactions that occurred:

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

With the exception of the net proceeds of $7,221,499 which were recorded in Guardian's operating cash account; common shares and warrants issued to the placement agent and to the investors were allocated across the equity section of the balance sheet. Issuance of common shares was recorded in Common Stock at par value and the excess of net proceeds over par value was recorded as Additional Paid In Capital. The fair market value of the warrants was calculated using the Black-Sholes Model. The value of the warrants increased Additional Paid In Capital.

(6)   SUBSEQUENT EVENTS

On July 27, 2004, Guardian acquired Wise Systems Ltd. (Wise) under the terms of a stock purchase agreement. The Wise acquisition closed contemporaneously with the execution of the stock purchase agreement. Wise is a premier developer of advanced radiology information systems (RIS) with principal offices located in Corsham, Wiltshire, UK.

Under the terms of the stock purchase agreement, Guardian acquired all of Wise's stock from Wise's two shareholders, Martin Richards and Susan Richards. Guardian has agreed to pay to Wise's two stockholders an aggregate of U.S. $1,929,500 in cash and issued to them shares of Guardian's common stock in the amount of $500,000. $929,500 of the cash purchase price was paid at closing and the remaining $1,000,000 of the cash purchase price was paid by means of the issuance of an interest bearing promissory note due 90 days after closing. The deferred portion of the cash purchase price, payable upon maturity of the promissory note, was deposited in escrow and is subject to any indemnification claims by Guardian that may arise with respect to breaches of any representations, warranties and covenants in the stock purchase agreement by Wise's shareholders. Guardian issued an aggregate of 106,739 shares of its common stock as the stock portion of the purchase price. The shares were valued on the basis of the average high and low sales prices of the stock for the 30 business day period which ended two days prior to the closing of the transaction. At closing, the shares were deposited in escrow and are subject to forfeiture in the event Guardian Healthcare Systems Division does not achieve certain revenue thresholds over the three years following closing. The shares of stock are subject to a three year lock-up. In addition, Guardian repaid, as part of the purchase price, an outstanding loan of one of the directors of Wise in the amount of $79,500. At closing, the co-founder of Wise, Mr. Martin Richards, entered into an employment agreement with Guardian as Vice President of European Operations for a period of two years following closing at a base salary of $210,250 per annum. Also, Mr. Martin Richards and Ms. Susan Richards have resigned their positions as officers of Wise and as members of Wise's Board of Directors and have entered into non-compete agreements with Guardian for a period of three years following closing. Furthermore, effective as of the closing, Mr. Martin Richards was released from personal guarantees of certain of Wise's bank debt obligations and of Wise's real property lease obligations.

Through this acquisition, Guardian expects to augment its healthcare informatics offering of image compression technologies while increasing its global market potential. In business for approximately 15 years, Wise has developed and markets its RIS system and is in the final stages of developing a Picture Archiving Communication System (PACS), which integrates fully with the RIS to automate activities related to the management of imaging procedures, billing, and scheduling other departmental management activities in electronic form for radiology departments.

Guardian expects to gain a number of important assets from the transaction, including Wise Systems' RIS and soon-to-be-introduced PACS, which captures images and integrates them with other radiology information, making available to the healthcare enterprise a complete radiology patient record ready for distribution to care givers where and when critical information is needed for optimal patient care. This seamless RIS/PACS software package keeps all of the critical information related to digital studies, such as MRIs and CT scans, together in an electronic patient record package, allowing healthcare providers to share patient information under electronically secure methodologies and to comply with the Health Insurance Portability and Accountability Act (HIPAA) requirements.

Interoperability and uniqueness of technology are the main reasons we chose Wise Systems. Their PACS is a unique web-based image management system with a set of completely integrated services based on DICOM and HL-7 industry standards. The system provides radiology patient information, image management, web-based imaging, and information distribution to the healthcare enterprise. While other systems may have a web front end for users, Wise's PACS system is the only one that's built on a dot.net platform for complete web-based image and information distribution using a single database and proven technology.

Guardian's compression algorithm complements Wise's RIS/PACs system by facilitating faster, more efficient movement of images and information, a missing element in Wise's system today. So together, Guardian and Wise offer a significant competitive advantage in the market for healthcare institutions through the seamless electronic integration of services and through solutions that are more flexible, modular, and scaleable than any other available.

Since Wise Systems is UK-based, Guardian has formed a company called UK Guardian Healthcare Systems, which is a wholly owned subsidiary that will own Wise Systems and oversee all of its product development and sales. Wise's current staff will continue to work out of the Corsham, Wiltshire UK offices. In addition, UK Guardian Healthcare Systems will retain and continue to honor existing agreements and provide services and support for all of Wise Systems' existing customers, which include 30 prestigious hospitals.

As more facilities require seamless integration with RIS, PACS and hospital information systems, it has resulted in more integrated RIS/PACs systems, or "brokerless" systems. Integrated radiology systems enable healthcare providers to combine all of a patient's previous and current medical information into a single patient record, facilitating more accurate future diagnoses and helping circumvent the medical errors due to lack of adequate healthcare data that cause approximately 100,000 patient deaths annually. As a result of this streamlining, the systems enable hospitals to offer better quality care, improve work flow and minimize the cost associated with communication and information management.

The Wise product has been designed as a series of integrated services and has no broker. Combined with Guardian's DEVision compression technology, it will enable the distribution of large files around hospitals more rapidly with less demand on the network and archive bandwidth.

A separate Guardian product, its PinPoint image identification and detection algorithm, has the future potential for integration on the healthcare side for use in the diagnostic/analysis processes associated with radiology images. The same algorithms used for identifying threat items in baggage checks at airports may potentially be leveraged to identify and diagnose changes and irregularities in radiology images. With most CT scans and other procedures being composed of hundreds of images, the radiologist is often inundated with managing high volumes of information and correlating it to other pieces of information. Guardian's technology, combined with Wise's systems has the potential to streamline and automate this process.

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

Our focus for the immediate term will be two markets: aviation security and healthcare radiology. While each of these markets represents enormous revenue potential, they are also fraught with many obstacles. In the aviation security marketplace we face the challenge of validating the efficacy of our solution. Many have tried to solve the imaging analysis and detection problems, all have failed to make substantial improvements. We believe our PinPoint solution resolves the imaging analysis and detection issues facing governmental agencies and hardware scanner manufacturers. Our challenges will be navigating the government procurement process and developing the most beneficial business strategy for aligning with the scanner manufacturers. In the healthcare radiology marketplace we will be marketing and selling our products, including the recently acquired products of Wise Systems Ltd., to clients with little technological sophistication who are accustomed to maintaining images on film and data in handwritten records. Properly developing a cost/benefit analysis will be the key to penetrating the marketplace. To date, the only solution providers were extremely expensive as their primary market focus was the very largest of hospitals.

During the next twelve months, we expect to satisfy our cash requirements from the proceeds of a private placement offering (offering has closed, see 8-K dated June 3, 2004 for further disclosure) of our securities through our placement agent. The aggregate amount of the offering was $8,000,000. We offered an aggregate of 1,250,000 units of securities, each unit consisting of four shares of common stock and one common stock purchase warrant to purchase one share of our common stock at a price of $2.65 per share during the eighteen month period following the initial closing. We raised an aggregate of $7,221,499 in connection with sales of our securities, net of placement agent fees and reimbursable expenses. The securities were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We used $1.925 million of the offering proceeds to acquire Wise on July 27, 2004, and expect to use the remaining proceeds to complete the development and commercialization of PinPoint, complete the patent process on several key patentable algorithms and processes, repay our bridge notes, and for working capital purposes. We believe we will require between approximately $1,300,000 and $2,000,000 to finance our operations throughout the next twelve months. This assumes minimal revenues during the year.

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

RESEARCH AND DEVELOPMENT

The Company continues the development of version 1.0 of its PinPoint software application. Version 1.0 is expected to be completed and available for distribution on August 31, 2004. To-date the Company has invested $645,885 in the development of PinPoint. From this investment we have filed three patent applications and expect to file a fourth application within the next thirty days.

EMPLOYEES

As of June 30, 2004, we employed thirteen full-time employees and four contract employees. During the month of April 2004, the Company refocused its business development strategy on its two key marketplaces by placing added emphasis on the completion of research and development. Recognizing that we had developed a sales force too far in advance of product release, we terminated seven employees previously hired in the sales area.

With the acquisition of Wise Systems Ltd. on July 27, 2004, the Company increased its employee base by six employees. All of these employees are located outside of the United States and reside in Great Britain.

GUARDIAN'S PRODUCTS AND SERVICES:

IMAGING SOLUTIONS

The Company's imaging solutions transform images into data, data into knowledge and knowledge into solutions. We provide imaging solutions aviation safety, medical imaging, and image compression. Included in the Company's Imaging Solutions are the following products:

PINPOINT - an integrated image data analysis solution and knowledge engine for image data. PinPoint is a self-learning - it takes image data, numerical data and text - predictive tool which generates feedback to the knowledge engine. The knowledge engine continues to learn as it receives new data making PinPoint more intelligent as it processes more data.

IMAGE OPTIMIZATION - optimization technologies to enhance image clarity through advanced processes for adjusting image contrast, image brightness and the de-cluttering of the image.

HEALTH CARE SOLUTIONS

RADIOLOGY SOFTWARE FOR INTEGRATION (DEVISION) - DEVision is high-performance component integration software for picture archive and communications systems ("PACS") and teleradiology. When integrated into PACS or teleradiology products from other companies, DEVision allows both lossless (diagnostic) and lossy (clinical) compression of DICOM images using multiple codecs (mathematical compression methods). It also includes a "differencing engine" (also colloquially known as "the solver") that tests DICOM images against all multiple codecs in the system and employs the one with the best possible lossless result for maximum space savings in radiology archives.

RADIOLOGY TECHNOLOGY FOR PRACTICE - PACS for Practice is designed with an understanding of the differences between the workflow, clinical, and archive requirements of radiology practices (versus hospitals) in mind. Practices see significantly fewer chronic patients, have far greater periodicity in their workflow, do greater numbers of mammography examinations, and often have multiple locations with mixed modality environments, and the Company's offering in this market is oriented toward those specific needs, without sacrificing features that all radiologists require in a film-less system. PACS for Practice is also specifically designed to operate in tandem with the company's Managed Radiology Archive service.

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

RESULTS OF OPERATIONS

Net losses for the quarters ended June 30, 2004 and 2003 were $10,738,945 and $1,022,737, respectively. The operating expenses, during the second quarter of 2003 are associated with the operation of RJL Marketing Services Inc. The net loss for the quarter ended June 30, 2004, are those of Guardian Technologies International, Inc. The Company has not generated revenue to date and there can be no assurance that the Company will generate revenue from the sale of its products.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $1,225,170 for the second quarter of 2004 compared to $295,483 for the second quarter of 2003. Second quarter 2004 expenses included $448,457 of payroll and payroll-related expenses, $217,490 of research and development expenses attributable to PinPoint, $316,568 of professional fees (legal, accounting, SEC filing, and press releases), and $52,575 of rent. Comparable expenses for the quarter ended June 30, 2003, include $179,940 of payroll and payroll-related expenses, $53,243 of professional fees, and $5,482 of rent.

STOCK-BASED COMPENSATION

Included in this non-cash expense category are the amortization of the fair market value of employee stock options and the fair market value of stock issued to outside consultants. During the quarter ended June 30, 2004, we recognized $1,454,507 of employee stock option compensation expense and $7,726,875 of consulting expense. The significant increase in the consulting expenses over the first quarter 2004 is comprised of three components: (i) the amortization of the fair value of stock compensation given to consultants in lieu of cash compensation, (ii) the fair market value of 287,500 shares of common stock issued in settlement of claims by certain brokers, and (iii) the fair market value of 250,000 shares of common stock issued to consultants for services rendered and reimbursement of expenses on behalf of the Company. Consulting expenses for the same quarter 2003 were $729,863.

INTEREST EXPENSE

Interest expense for the quarter ended June 30, 2004 was $187,466 as compared to $3,000 of interest expense for the comparable period in 2003. Interest expense for the second quarter of 2004 is comprised of two components, each related to the bridge notes. $177,800 results from the fair market value calculation of the warrants associated with the 120-day extension of the maturity date of the bridge notes. The remaining balance of $9,666 represents the interest expense accrued on the bridge notes through the end of the first quarter.

LIQUIDITY AND CAPITAL RESOURCES

To date the Company's principal source of liquidity has been the net proceeds from external financing transactions (see table in Note 5 above). For the six months ended June 30, 2004 and 2003 the Company provided net cash of $4,499,596 and $203,195, respectively. The available cash balances at June 30, 2004 and 2003 were $4,818,825 and $319,229, respectively.

OPERATING ACTIVITIES

Net cash used in operating activities in the first six months of 2004 was $2,731,250. Operating expenses of $2,027,619 attributable to salaries, rent, research and development, and professional fees, the repayment of $673,731 of accrued payables, and an increase in receivables ($25,000 advance to a third-party sales representative and $5,000 due from a prospective client as a refundable deposit) were financed through the sale of common shares and warrants to purchase common shares.

Net cash used in operating activities in the first quarter of 2003 was $189,102. Operating expenses of $434,325 attributable to salaries, rent, research and development, and professional fees, were offset by the deferral of $304,507 of salary expenses.

INVESTING ACTIVITIES

Net cash used in investing activities in the first six months of 2004 and 2003 were $77,851 and $7,703, respectively. These amounts represent purchases of computer software and equipment.

FINANCING ACTIVITIES

Net cash provided by financing activities in the first six months of 2004 and 2003 were $7,308,697 and $400,000, respectively. These funds were provided entirely from activities associated with the sale of shares of the Company's common stock and warrants to purchase common shares.

WORKING CAPITAL

The Company has net working capital of $4,711,783 at June 30, 2004 compared to a net working capital deficit of $1,061,062 at December 31, 2003. This $5,772,845 increase in working capital was primarily due to: o a decrease in accrued payroll expense of $605,020; o a decrease in notes payable of $796,342; o a decrease in accounts payable of $68,711; and o offset by the proceeds of the private placement offering.

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

ITEM 2.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company received a letter of claim, dated July 9, 2004 ("letter of claim"), on behalf of Thomas Bentsen ("Bentsen"), setting forth a claim or demand against the Company. The letter of claim alleges Bentsen is a creditor of Difference Engines Corporation, a Maryland corporation ("DEC"), and that the transfer of assets pursuant to an Asset Purchase Agreement, dated October 23, 2003, as amended (the "Asset Purchase Agreement"), by and among DEC, Walter Ludwig, Victor T. Hamilton, and the Company was ineffective as against Bentsen and that such assets are subject to levy by Bentsen pursuant to the Maryland Bulk Transfer Act. The amount of such claim by Bentsen against the Company is at least $205,000, 700,000 shares of stock of DEC, punitive damages and attorneys' fees. Bensten has brought a lawsuit against DEC, Ludwig, and Hamilton, but not the Company, alleging numerous counts against DEC, Ludwig and Hamilton, including breach of employment contract for non-payment of salary. Based on advice of counsel, the Company believes it has substantial defenses to Bentsen's Bulk Transfer Act claim.

Because of the foregoing claim, on July 29, 2004, the Company filed a complaint in the Circuit Court for Montgomery County, Maryland (Case Number 253608), against DEC, Walter Ludwig and Victor T. Hamilton seeking indemnification. The Company's complaint alleges, among other things, a breach of the Asset Purchase Agreement, breach of the related Bill of Sale, a request for an injunction to prohibit DEC from distributing to its shareholders the Company stock it received as consideration for the software it sold to the Company pursuant to the Asset Purchase Agreement, fraud, unjust enrichment, trover and conversion, and breach of fiduciary duty. The Company alleges that the defendants made false representations and warranties in the Asset Purchase Agreement and omitted significant facts concerning, in part, DEC's title to the software assets sold to the Company pursuant to the Asset Purchase Agreement. The Company is seeking compensatory damages, a preliminary and permanent injunction, punitive damages, attorneys' fees and costs.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

The only preferred stock that remains outstanding is the Series A Convertible Preferred Stock which contains the following rights and provisions:

SERIES A CONVERTIBLE  PREFERRED  STOCK

The Company has authorized the issuance of up to 6,000 shares of Series A Convertible Preferred Stock, $0.20 par value per share ("Series A"), of which 5,527 shares are issued and outstanding. The shares of Series A entitle the holders thereof to receive a liquidation preference of $20.00 per share before any payment to holders of junior preferred stock or holders of our common stock. Each share of Series A entitles the holder thereof to 1,000 votes (subject to certain anti-dilution adjustments) with respect to matters submitted to stockholders of the Company for a vote. Each share of Series A will be automatically converted into 1,000 common shares of the Company (subject to certain anti-dilution adjustments) upon the Company attaining EBITDA aggregating $2.5 million following the reverse acquisition in the period commencing on the date of issuance through June 26, 2005, as evidenced by the Company's financial statements contained in its reports filed with the SEC under the Exchange Act.

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

On December 22, 2003 we engaged an investment bank to act as our placement agent in connection with a contemplated offering of our securities exclusively to certain "accredited investors" pursuant to Rule 506 of Regulation D under the Securities Act. At the execution of the placement agreement, as amended, we issued to the placement agent 25,000 shares of our common stock. The Company offered an aggregate of 1,250,000 units of securities each unit consisting of four shares of common stock and one common stock purchase warrant. The warrants are exercisable at a price of $2.65 per share during an eighteen month period following the initial closing of the offering. Additionally, the placement agent received warrants, equal to 10% of the shares issued to investors that are exercisable at a price of $1.92 per share during the five-year period following the issuance thereof and contain piggy back registration rights and a cashless exercise provision. The securities will not have been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. A detailed schedule of transactions that have occurred through the date of this report can be found in Part I, Note 5 ("Financing Activities").

On March 25 and May 15, 2004, the Company accepted direct investments of $64,000 and $23,200, respectively, on the same terms and conditions as the private placement offering. The investors were allowed to invest outside the private placement offering as a result of their prior affiliation with the Company. The investors received 40,000 and 14,500 shares of common stock, as well as, 10,000 and 3,625 stock purchase warrants at a price of $2.65 per share, expiring eighteen months from the date of issuance.

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

On April 28, 2004, all holders of the convertible bridge financing notes elected to convert their outstanding principal and accrued interest into equity, on the same terms and conditions as the private placement. At that time, the note holders converted $700,000 in outstanding principal and $99,184.67 of accrued interest into 499,480 shares of Guardian common stock (converted at $1.60 per share) and 124,870 stock purchase warrants ($2.65 per share expiring twenty-four [24] months from date of issue).

On May 15, 2004, the Company issued 225,000 shares of common stock, held in arrearage, to an outside consultant who had provided services necessary for the completion of the reverse acquisition in June 2003. In addition, the Company issued 25,000 shares of common stock to its investor relations firm as compensation for out-of-pocket reimbursable expenses expended over the prior twelve months.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

The Company plans to hold its next Annual Meeting of Stockholders on Thursday, November 17, 2004, in Dulles, Virginia. If a stockholder wishes to submit a proposal for the Company's 2004 Annual Meeting, the deadline for submitting such proposals to the Company is August 16, 2004.

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

(a) Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

-------------- ------------------------------------------------------------------------------- --------------------- -----------
                                                                                                 INCORPORATED BY
                                                                                                    REFERENCE
-------------- ------------------------------------------------------------------------------- -------- ------------    FILED
 EXHIBIT NO.                                EXHIBIT DESCRIPTION                                 FORM    FILING DATE   HEREWITH
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
     2.1       Amended and Restated Agreement and Plan of Reorganization dated effective         8-K    06/26/2003
               June 12, 2003, by and among the Company, RJL Marketing Services, Inc., and the shareholders of RJL Marketing Services, Inc.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
     2.2       Stock Purchase Agreement, dated July 27, 2004, by and among the Company,          8-K    07/30/2004
               Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and
               Susan Richards.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
               Promissory Note, dated July 27, 2004, by and among the Company, Guardian
     2.3       Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan         8-K    07/30/2004
               Richards..
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
               Cash Escrow Agreement, dated July 27, 2004, by and among the Company,
     2.4       Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and      8-K    07/30/2004
               Susan Richards..
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------

-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
               Stock Escrow Agreement, dated July 27, 2004, by and among the Company,
     2.5       Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and      8-K    07/30/2004
               Susan Richards..
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
     2.6       Employment Agreement, dated July 27, 2004, between Wise Systems Ltd. and          8-K    07/30/2004
               Martin Richards.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
     2.7       Deed of Covenant (Non-Competition Agreement), dated July 27, 2004, between        8-K    07/30/2004
               the Company and Martin Richards.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
     2.8       Deed of Covenant (Non-Competition Agreement), dated July 27, 2004 between the     8-K    07/30/2004
               Company and Susan Richards
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
     3.1       Certificate of Incorporation                                                    10-KSB   04/15/2004
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
     3.2       Articles of Amendment to Certificate of Incorporation                           10-KSB   04/15/2004
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
     3.3       Certificate of Designation of Rights and Preferences of Series A Convertible    10-QSB   08/15/2003
               Preferred Stock.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
     3.4       Certificate of DesignationS, Preferences and Rights of Series B Convertible     10-QSB   08/15/2003
               Preferred Stock.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
     3.5       Certificate of  Designations,  Preferences and Rights of Series C
               Convertible  10-QSB 11/14/2003  Preferred Stock,  dated September
               24, 2003.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
     3.6       Certificate  of Amendment to Certificate of Designation of Rights
               and  10-QSB  11/14/2003   Preferences  of  Series  B  Convertible
               Preferred Stock, dated October 27, 2003.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
     3.7       By-Laws                                                                         10-KSB   04/15/2004
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
     4.1       Form of Common Stock Certificate                                                 SB-2     03/22/96
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.1       Employment Agreement, dated October 1, 2002, between RJL Marketing Services,    10-QSB   08/15/2003
               Inc. and Robert Dishaw.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.2       Employment Agreement, dated January 1, 2003, between RJL Marketing Services,    10-QSB   08/15/2003
               Inc. and Michael W. Trudnak.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.3       Amendment Agreement, dated July 28, 2003, between RJL Marketing Services,       10-QSB   08/15/2003
               Inc. and Michael W. Trudnak.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.4       Settlement Agreement, dated June 26, 2003, between the Registrant and J.        10-QSB   08/15/2003
               Andrew Moorer.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.5       Exclusive Distribution Agreement, dated June 26, 2003, between RJL Marketing     8-K/A   08/26/2003
               Services, Inc. and Diagnos, Inc.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.6       Employment Agreement, dated May 19, 2003, between RJL Marketing Services,        8-K/A   08/26/2003
               Inc. and Darrell E. Hill.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.7       Employment Agreement, dated May 19, 2003, between RJL Marketing Services,        8-K/A   08/26/2003
               Inc. and Stephen Lancaster.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.8       Consulting Agreement, dated May 19, 2003, between RJL Marketing Services,        8-K/A   08/26/2003
               Inc. and Max Tobin.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.9       Consulting Agreement, dated July 30, 2003, between RJL Marketing Services,       8-K/A   08/26/2003
               Inc. and J. Andrew Moorer.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.10      Employment Agreement, dated August 4, 2003, between the Registrant and Ruth     10-QSB   11/14/2003
               H. Taylor.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.11      Employment Agreement, dated August 18, 2003, between the Registrant and         10-QSB   11/14/2003
               William J. Donovan.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.12      Consulting Agreement, dated August 20, 2003, between the Registrant and         10-QSB   11/14/2003
               Berthel Fisher & Company Financial Services, Inc.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.13      Consulting Agreement, dated September 11, 2003, between the Registrant and        S-8    10/09/2003
               Clifford Neuman.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.14      Consulting Agreement, dated September 25, 2003, between the Registrant and        S-8    10/09/2003
               Barry Davis.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.15      Consulting Agreement, dated September 30, 2003, between the Registrant and        S-8    10/09/2003
               A.B. Goldberg.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.17      Consulting Agreement, dated July 28, 2003, between the Registrant and Redwood   10-QSB   11/14/2003
               Consultants LLC.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.18      Consulting Agreement, dated July 4, 2003, between the Registrant and Tosh       10-QSB   11/14/2003
               Consulting.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.19      Placement Agents Warrants, dated October 14, 2003, between the Registrant and   10-QSB   11/14/2003
               Berthel Fisher &Company Financial Services, Inc.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.20      Alliance Partner Agreement, dated September 17, 2003, between the
               Registrant 10-QSB 11/14/2003 and Telinks Canada Ltd.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.21      Compensation  Agreement,  dated  September 18, 2003,  between the
               Registrant and 10-QSB 11/14/2003 Telinks Canada Ltd.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------

-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.22      Asset Purchase Agreement, dated October 23, 2003, among the Registrant,         10-QSB   11/14/2003
               Difference Engines Corporation.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.23      Amendment Agreement, dated September 22, 2003, between the Registrant and       10-QSB   11/14/2003
               Berthel Fisher & Company Financial Services, Inc.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.25      Settlement Agreement dated March 16, 2004 between the Registrant and Cappello   10-KSB   04/15/2004
               Capital Corporation.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
               Note and Warrant Purchase Agreement, dated as of December 8, 2003 between the
    10.26      Registrant and each of the undersigned purchasers:  Charles Bell, Daniel        10-KSB   04/15/2004
               Denardis, Scott Porter, Alan Stamper, Edward Tschiggfrie, and Bret Williams.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.27      Convertible Promissory Note, dated December 11, 2003 between the Registrant     10-KSB   04/15/2004
               and Charles T. Bell.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.28      Common Stock Warrant Agreement, dated December 11, 2003, between the            10-KSB   04/15/2004
               Registrant and Charles T. Bell.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.29      Supplemental Common Stock Warrant Agreement, dated December 11, 2003, between   10-KSB   04/15/2004
               the Registrant and Charles T. Bell.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.30      Convertible Promissory Note, dated December 19, 2003 between the Registrant     10-KSB   04/15/2004
               and Daniel Denardis.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.31      Common Stock Warrant Agreement, dated December 19, 2003, between the            10-KSB   04/15/2004
               Registrant and Daniel Denardis.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.32      Supplemental  Common Stock Warrant Agreement,  dated December 19,
               2003,   between  10-KSB  04/15/2004  the  Registrant  and  Daniel
               Denardis.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.33      Convertible Promissory Note, dated December 19, 2003 between the Registrant     10-KSB   04/15/2004
               and Scott Porter.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.34      Common Stock Warrant Agreement, dated December 19, 2003, between the            10-KSB   04/15/2004
               Registrant and Scott Porter.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.35      Supplemental  Common Stock Warrant Agreement,  dated December 19,
               2003, between 10-KSB 04/15/2004 the Registrant and Scott Porter.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.36      Convertible Promissory Note, dated December 8, 2003 between the Registrant      10-KSB   04/15/2004
               and Alan Stamper.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.37      Common Stock Warrant Agreement, dated December 8, 2003, between the             10-KSB   04/15/2004
               Registrant and Alan Stamper.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.38      Supplemental  Common Stock Warrant  Agreement,  dated December 8,
               2003, between 10-KSB 04/15/2004 the Registrant and Alan Stamper.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.39      Convertible Promissory Note, dated December 8, 2003 between the Registrant      10-KSB   04/15/2004
               and Edward D. Tschiggfrie.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.40      Common Stock Warrant Agreement, dated December 8, 2003, between the             10-KSB   04/15/2004
               Registrant and Edward D. Tschiggfrie.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.41      Supplemental Common Stock Warrant Agreement, dated December 8, 2003, between    10-KSB   04/15/2004
               the Registrant and Edward D. Tschiggfrie.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.42      Convertible Promissory Note, dated December 19, 2003 between the Registrant     10-KSB   04/15/2004
               and Edward D. Tschiggfrie.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.43      Common Stock Warrant Agreement, dated December 19, 2003, between the            10-KSB   04/15/2004
               Registrant and Edward D. Tschiggfrie.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.44      Supplemental Common Stock Warrant Agreement, dated December 19, 2003, between   10-KSB   04/15/2004
               the Registrant and Edward D. Tschiggfrie.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.45      Convertible Promissory Note, dated December 8, 2003 between the Registrant      10-KSB   04/15/2004
               and Bret Williams.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.46      Common Stock Warrant Agreement, dated December 8, 2003, between the             10-KSB   04/15/2004
               Registrant and Bret Williams.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.47      Supplemental  Common Stock Warrant  Agreement,  dated December 8,
               2003, between 10-KSB 04/15/2004 the Registrant and Bret Williams.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.48      Amended And Restated 2003 Stock Incentive Plan.                                 10-KSB   04/15/2004
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.49      Employment Agreement, dated December 3, 2003, between the Registrant and          8-K    01/30/2004
               Walter Ludwig.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    10.50      Employment  Agreement,   dated  December  3,  2003,  between  the
               Registrant and 8-K 01/30/2004 Victor Hamilton.
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    31.1       Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer                                       X
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------

-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
    31.2       Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer                                       X
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------
     32        Section 1350 Certification of Chief Executive Officer and Chief Financial                                 X
               Officer
-------------- ------------------------------------------------------------------------------- -------- ------------ -----------

REPORTS FILED ON FORM 8-K

Current report on Form 8-K, dated May 26, 2004 in which the Registrant reported the resignation, effective as of May 18, 2004, of Walter Ludwig as a director and president of the life sciences division. Additional information was included in the Company's press release dated May 19, 2004.

Current report on Form 8-K, dated June 3, 2004, in which the Registrant reported the completion of the final closing of a private placement of securities for gross proceeds to the Registrant of approximately $7,992,000 before deduction of certain fees and expenses of the offering. Berthel Fisher & Company Financial Services, Inc. acted as the placement agent for the offering. The offering was made exclusively to certain accredited investors pursuant to Rule 506 of Regulation D under the Securities Act of 1933. Additional information was included in the Company's press release dated June 2, 2004.

Current report on Form 8-K, dated July 30, 2004, in which the Registrant reported the acquisition of 100% of the issued and outstanding stock of Wise Systems Ltd. from the two shareholders of Wise, Martin and Susan Richards. Wise Systems Ltd. is organized under the laws of England and Wales and conducts its business in the areas of advanced radiology information systems. Additional information was included in the Company's press release dated July 27, 2004.

Current report on Form 8-K, dated July 30, 2004, in which the Registrant reported that it held a conference call to discuss certain issues related to the status of the Company, its business plan, and related matters. A copy of the script for the conference call was filed as Exhibit 99.1 to the Form 8-K. An audio replay of the conference call, including the question and answer session, is available by telephone by calling 1-800-977-8002 in the United States or Canada or by calling 1-404-920-6650 in the Atlanta area or internationally. The pin code for accessing the recording is as follows: press "star" 552868.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of August 2004.

                               GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                               By:    /s/ Michael W. Trudnak
                               ---------------------------------------------

                               Michael W. Trudnak
                               Chief Executive Officer & Chairman
                               Principal Executive Officer

                               By:    /s/ William J. Donovan
                               ---------------------------------------------

                               William J. Donovan
                               Chief Financial Officer
                               Principal Financial & Accounting Officer