Form 10QSB
period 2004-09-30
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2004-11-15
CIK 873198

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to __________

                         COMMISSION FILE NUMBER 0-28238

                    GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

             Delaware                               54-1521616
----------------------------------            ----------------------
   (State or other jurisdiction                   (IRS Employer
of incorporation or organization)             Identification number)

            21351 Ridgetop Circle, Suite 300, Dulles, Virginia 20166

               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (703) 654-6000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to files such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 12, 2004, the registrant had 22,112,195 shares of its common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one). Yes |_| No |X|

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION ............................................    3

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) .....................    3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .........   16

ITEM 3. CONTROLS AND PROCEDURES ...........................................   16


PART II - OTHER INFORMATION ...............................................   16

ITEM 1. LEGAL PROCEEDINGS .................................................   16

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF
        EQUITY SECURITIES .................................................   17

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ...................................   18

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............   18

ITEM 5. OTHER INFORMATION .................................................   18

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K ...................................   18

SIGNATURES ................................................................   21

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
           Condensed Consolidated Balance Sheets - Unaudited
                     (A Development Stage Company)

                                                                                AS OF                  AS OF
                                                                          SEPTEMBER 30, 2004      DECEMBER 31, 2003
                                                                          ------------------      -----------------
                                 ASSETS
Current assets:
     Cash and cash equivalents                                                $  1,732,207           $    319,229
     Restricted cash                                                             1,000,000                     --
     Accounts receivable                                                            42,525                     --
     Other receivables                                                              28,983                    100
     Prepaid expenses                                                                  200                    200
     Other current assets                                                              722                     --
                                                                              ------------           ------------
          Total current assets                                                   2,804,637                319,529

Equipment, net                                                                   1,839,973              2,295,386

Other assets:
     Goodwill                                                                      118,671                     --
     Intangible assets (developed software), net                                 2,203,871                     --
     Deposits                                                                       28,881                157,900
     Other long-term assets                                                        145,684                239,434

                                                                              ------------           ------------
          Total assets                                                        $  7,141,717           $  3,012,249
                                                                              ============           ============

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                                         $    170,520           $    205,953
     Accrued payroll                                                                    --                605,020
     Notes payable less discounts                                                  996,028                569,618
                                                                              ------------           ------------
          Total current liabilities                                              1,166,548              1,380,591
                                                                              ------------           ------------

Stockholders' equity (deficit)
     Preferred stock, $0.20 par value -
          Authorized - 1,000,000 shares
          Issued  - 5,527 at September 30, 2004                                      1,105                  1,475
          and 7,375 at December 31, 2003
     Common stock, $0.001 par value -
          Authorized - 200,000,000 shares at September 30, 2004
          and 15,000,000 shares at December 31, 2003
          Issued - 22,112,195 shares at September 30, 2004                          22,113                 13,524
          and 13,523,500 at December 31, 2003
     Stock warrants outstanding                                                  9,038,871              1,031,424
     Deferred stock compensation                                                (4,609,219)           (13,873,418)
     Additional paid-in capital                                                 28,260,620             21,084,315
     Translation gain or (loss)                                                     (6,373)                    --
     Deficit accumulated during the development stage                          (26,731,948)            (6,625,662)
                                                                              ------------           ------------
          Total shareholders' equity (deficit)                                   5,975,169              1,631,658
                                                                              ------------           ------------

          Total liabilities and stockholders' equity (deficit)                $  7,141,717           $  3,012,249
                                                                              ============           ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

           GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations - Unaudited
                          (A Development Stage Company)
                        With RJL Marketing Services, Inc.

                                                       THIRD QUARTER ENDED              NINE MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                   ----------------------------    ----------------------------    INCEPTION
                                                                  RJL MARKETING                   RJL MARKETING     THROUGH
                                                                  SERVICES, INC.                  SERVICES, INC.  SEPTEMBER 30,
                                                       2004            2003            2004            2003            2004
                                                   ------------   -------------    ------------   -------------   -------------
Net revenues                                       $     62,248    $         --    $     62,248    $         --    $     62,248

Cost of sales                                            54,928              --          54,928              --          54,928
                                                   ------------    ------------    ------------    ------------    ------------

Gross profit                                              7,320              --           7,320              --           7,320

Operating expenses:
     Selling, general and administrative                929,662         621,610       2,962,275       1,053,327       5,260,544
     Depreciation and amortization                      206,199             714         593,480             714         620,214
     Stock-based compensation                         2,730,431         897,142      15,427,660       1,627,004      19,704,902
                                                   ------------    ------------    ------------    ------------    ------------
          Total operating expenses                    3,866,292       1,519,466      18,983,415       2,681,045      25,585,660
                                                   ------------    ------------    ------------    ------------    ------------

Operating loss                                       (3,858,972)     (1,519,466)    (18,976,095)     (2,681,045)    (25,578,340)

Other income (expense):
     Interest income                                      6,446              --          11,539              --          11,539
     Interest expense                                   (10,186)             --      (1,141,630)         (3,000)     (1,165,047)
                                                   ------------    ------------    ------------    ------------    ------------
          Total other income (expense)                   (3,740)             --      (1,130,091)         (3,000)     (1,153,508)
                                                   ------------    ------------    ------------    ------------    ------------

Net loss                                           $ (3,862,712)   $ (1,519,466)   $(20,106,186)   $ (2,684,045)   $(26,731,848)
                                                   ============    ============    ============    ============    ============

Loss per common share:
Basic and dilutive                                 $      (0.18)   $      (0.14)   $      (1.08)   $      (0.39)   $      (2.27)
Shares used in computing loss per share:
Basic and dilutive                                   22,009,747      10,558,130      18,679,570       6,856,932      11,754,384

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

           GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                          (A Development Stage Company)
                        With RJL Marketing Services, Inc.

                                                                     NINE MONTHS ENDED JUNE 30,
                                                                ----------------------------------           INCEPTION
                                                                                      RJL MARKETING           THROUGH
                                                                                      SERVICES, INC.        SEPTEMBER 30,
                                                                     2004                  2003                 2004
                                                                ------------          ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $(20,106,186)         $ (2,684,045)         $(26,731,848)
     Adjustments to reconcile net loss to net cash used
     in operating activities:
       Depreciation and amortization                                 641,642                   714               668,376
       Stock-based compensation                                   15,427,660             1,627,004            19,704,902
       Amortization of note discounts                              1,141,222                    --             1,161,639
       Impairment of licenses                                             --                    --               140,000
     Changes in:
       Accounts receivable                                            46,988                    --                46,988
       Other receivables                                             (28,883)              (25,000)              (28,983)
       Other current assets                                                3               (51,869)                    3
       Prepaid expenses                                                   --                  (200)                 (200)
       Deposits                                                      129,019                (7,900)              (28,881)
       Accounts payable                                             (324,530)               83,638              (118,577)
       Accrued payroll                                              (605,020)              577,275                    --
                                                                ------------          ------------          ------------
  Net cash used in operating activities                           (3,678,085)             (480,383)           (5,186,581)
                                                                ------------          ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                           (79,619)             (157,465)             (116,789)
     Purchase of licenses                                                 --                    --              (140,000)
     Acquisition, net of cash acquired                            (1,244,142)                   --            (1,244,142)
     Acquisition of software                                              --                    --               (25,000)
     Change in restricted cash                                    (1,000,000)                   --            (1,000,000)
                                                                ------------          ------------          ------------
  Net cash used in investing activities                           (2,323,761)             (157,465)           (2,525,931)
                                                                ------------          ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                        7,421,197               500,000             7,921,197
     Proceeds from issuance of preferred stock                            --               200,000               829,895
     Proceeds from convertible bridge notes                               --                    --               700,000
                                                                ------------          ------------          ------------
Net cash provided by financing activities                          7,421,197               700,000             9,451,092
                                                                ------------          ------------          ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (6,373)                   --                (6,373)
                                                                ------------          ------------          ------------

Net change in cash                                                 1,412,978                62,152             1,732,207

Cash at the beginning of the period                                  319,229                    89                    --

                                                                ------------          ------------          ------------
Cash at the end of the period                                   $  1,732,207          $     62,241          $  1,732,207
                                                                ============          ============          ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
   Interest payments                                                     $      408      $    3,000      $    3,000
   Common stock issued to founders                                       $       --      $    5,512      $    5,512
   Class A preferred stock issued to founders                            $       --      $      819      $      819
   Common stock issued in acquisition of software                        $       --      $       --      $2,259,950
   Common stock issued to placement agent for future financing           $       --      $       --      $   93,750
   Note forgiven in acquisition of software                              $       --      $       --      $   25,000
   Warrants issued to placement agent for preferred stock offerings      $       --      $       --      $   25,139
   Warrants issued to agent for convertible notes                        $       --      $       --      $  250,789
   Warrants issued as settlement of placement agreement                  $       --      $       --      $  709,803
   Warrants issued for Alliance Partner agreement                        $       --      $       --      $  145,684
   Warrants issued to placement agent for common stock offerings         $2,323,589      $       --      $2,323,589
   Conversion of bridge note principal balance to common stock           $  700,000      $       --      $  700,000
   Conversion of bridge note accrued interest to common stock            $   96,760      $       --      $   96,760
   Warrants issued to consultant for future services                     $   27,500      $       --      $   27,500
   Amortization of bridge note discounts                                 $1,141,222      $       --      $1,055,101
   Note payable less discount, Wise acquisition                          $  986,250      $       --      $       --

           GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

The interim information furnished in this report is unaudited but reflects all normal recurring adjustments, which are necessary, in the opinion of management, for a fair statement of the results for the interim periods. The results set forth in the condensed consolidated statement of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. All amounts are approximate due to rounding. These statements should be read in conjunction with our most recent Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2003.

The condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP (accounting principles generally accepted in the United States of America) can be condensed or omitted.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2003.

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

RJL REVERSE ACQUISITION OF GUARDIAN

On June 26, 2003, pursuant to an Agreement and Plan of Reorganization, Guardian completed a reverse acquisition of RJL Marketing Services, Inc. ("RJL"). Although Guardian is the legal acquirer in the acquisition, and remains the registrant with the SEC, under generally accepted accounting principles, the acquisition was accounted for as a reverse acquisition, whereby RJL is considered the "acquirer" of Guardian for financial reporting purposes. The following factors contribute to that finding: (i) RJL's shareholders controlled more than 50% of the post acquisition combined entity, (ii) the management of the Company, after the acquisition, was that of RJL, (iii) Guardian had no assets or liabilities as of the transaction date, and (iv) the continuing operations of the business are those of RJL. Since Guardian was a non-operating entity on the transaction date, the Company recorded the premium over net assets purchased as a reduction of Additional Paid in Capital. In addition, the Company presents in all financial statements and other public information filings, from the date of completion of the acquisition, prior historical financial statements and information of RJL. It also reflects a retroactive restatement of RJL's historical stockholders' equity to reflect the equivalent number of shares of common stock received in the acquisition.

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

FINANCIAL CONDITION

Guardian has incurred operating losses since inception. Realization of Guardian's business strategy, and ultimately profitability, is dependent upon management's ability to establish strong product branding and acceptance for its healthcare products and PinPoint, and to successfully achieve its marketing and sales strategies.

The Company, in December 2003, entered into a placement agent agreement with an investment bank to offer a private placement financing with no minimum and a maximum of $8,000,000. The offering produced approximately $8 million in financing. The Company has used $2,300,000 of the proceeds of this private placement offering to purchase Wise Systems, Ltd. (details of the acquisition are disclosed in Note 3 below). The balance of funds will be used to fund ongoing operations and to pay outstanding obligations. The table, set forth in
Note 7 below, provides the details of the private placement offering. Management believes that the funding provides the necessary operating capital to support operations through February 2005, absent any revenue production or additional financing.

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

REVENUE RECOGNITION

Revenues are derived primarily from the sublicensing and licensing of computer software, installations, training, consulting, software maintenance and sales of PACS, RIS and RIS/PACS solutions. Inherent in the revenue recognition process are significant management estimates and judgments, which influence the timing and amount of revenue recognized.

For software arrangements, we recognize revenue according to the AICPA SOP 97-2, Software Revenue Recognition, and related amendments. SOP No. 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. Revenue from multiple-element software arrangements is recognized using the residual method, pursuant to SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Under the residual method, revenue is recognized in a multiple element arrangement when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. We allocate revenue to each undelivered element in a multiple element arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, we determine the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance offered to customers, which is stated in the contract, and fair value of the installation based upon the price charged when the services are sold separately. If evidence of the fair value cannot be established for undelivered elements of a software sale, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or vendor-specific objective evidence of fair value can be established.

Revenue from sublicenses sold on an individual basis and computer software licenses is recognized upon shipment provided that evidence of an arrangement exists, delivery has occurred and risk of loss has passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured.

Revenue from software usage sublicenses sold through annual contracts and software maintenance is deferred and recognized ratably over the contract period. Revenue from installation, training, and consulting services is recognized as services are performed.

Cost of goods sold incorporates our direct costs of raw materials, consumables, staff costs associated with installation and training services, and the amortization of the intangible asset (developed software).

FOREIGN CURRENCY TRANSLATION

We use the United States of America Dollar ("U. S. Dollar") for financial reporting purposes. The balance sheets of our foreign subsidiaries are translated into U. S. Dollars using the balance sheet date exchange rate, and revenues and expenses are translated using the average exchange rate for the period. The resulting translation gains and losses are recorded as a component of stockholders' equity. Foreign currency transaction gains and losses are reflected in the consolidated statements of income, as a component of other income (expense), net.

LOSS PER COMMON SHARE

Basic net loss per share is calculated using the weighted-average number of shares of common stock outstanding, including restricted shares of common stock. The effect of common stock equivalents is not considered as it would be anti-dilutive.

NOTE 2 - STOCK-BASED COMPENSATION

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

Under the disclosure provisions of SFAS No. 123, the pro forma effects of stock-based compensation on net income and earnings per common share for employee stock options granted have been estimated at the date of grant and beginning of the period, respectively, using a Black-Scholes option pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net loss over the options' vesting period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

                                                        QUARTER ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                                     ---------------------------------       ---------------------------------
                                                          2004                2003                2004                2003
                                                     -------------       -------------       -------------       -------------
Net loss as reported                                 $  (3,862,712)      $  (1,519,466)      $ (20,106,186)      $  (2,684,045)
Stock based employee compensation cost included
in net earnings as reported, net of tax                   (152,611)                 --           1,944,681                  --
Compensation expense under FAS 123, net of tax          (2,794,075)                 --          (8,245,290)                 --
                                                     -------------       -------------       -------------       -------------
Pro forma net loss                                   $  (6,809,398)      $  (1,519,466)      $ (26,406,795)      $  (2,684,045)
                                                     =============       =============       =============       =============

Net loss per common share
     Basic and diluted - as reported                 $       (0.18)      $       (0.11)      $       (1.41)      $       (0.30)
     Basic and diluted - pro forma                   $       (0.31)      $       (0.11)      $       (1.41)      $       (0.30)

NOTE 3 - ACQUISITION

On July 27, 2004, we completed the acquisition of Wise Systems Ltd., a premier developer of advanced radiology information systems (RIS) with principal offices located in Corsham, Wiltshire, UK. Through this acquisition, Guardian expects to augment its healthcare informatics offering of image compression technologies while increasing its global market potential. Guardian expects to gain a number of important assets from the transaction, including Wise Systems' RIS and soon-to-be-introduced PACS, which captures images and integrates them with other radiology information, making available to the healthcare enterprise a complete radiology patient record ready for distribution to care givers where and when critical information is needed for optimal patient care. This seamless RIS/PACS software package keeps all of the critical information related to digital studies, such as MRIs and CT scans, together in an electronic patient record package, allowing healthcare providers to share patient information under electronically secure methodologies and to comply with the Health Insurance Portability and Accountability Act (HIPAA) requirements.

Under the terms of the stock purchase agreement, Guardian acquired all of Wise's stock from Wise's two shareholders, Martin Richards and Susan Richards. Guardian has agreed to pay to Wise's two stockholders an aggregate of U.S. $1,929,500 in cash and issued to them shares of Guardian Technologies' common stock in the amount of $500,000. $929,500 of the cash purchase price was paid at closing and the remaining $1,000,000 of the cash purchase price was paid by means of the issuance of an interest bearing promissory note due 90 days after closing. The deferred portion of the cash purchase price, payable upon maturity of the promissory note, was deposited in escrow and is subject to any indemnification claims by Guardian that may arise with respect to breaches of any representations, warranties and covenants in the stock purchase agreement by Wise's shareholders. Guardian issued an aggregate of 106,739 shares of its common stock as the stock portion of the purchase price. The shares were valued on the basis of the average high and low sales prices of the stock for the 30 business day period which ended two days prior to the closing of the transaction. At closing, the shares were deposited in escrow and are subject to forfeiture in the event Guardian Healthcare Systems Division does not achieve certain revenue thresholds over the three years following closing. The shares of stock are subject to a three year lock-up. In addition, Guardian repaid as part of the purchase price an outstanding loan of one of the directors of Wise in the amount of $79,500. At closing, the co-founder of Wise, Mr. Martin Richards, entered into an employment agreement with Guardian as Vice President of European Operations for a period of two years following closing at a base salary of $210,250 per annum. Also, Mr. Martin Richards and Ms. Susan Richards have resigned their positions as officers of Wise and as members of Wise's Board of Directors and have entered into non-compete agreements with Guardian Technologies for a period of three years following closing. Furthermore, effective as of the closing, Mr. Martin Richards was released from personal guarantees of certain of Wise's bank debt obligations and of Wise's real property lease obligations.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

               SUMMARY OF ASSETS ACQUIRED AND LIABILITIES ASSUMED

Cash                                                                         609
Accounts receivable                                                       89,513
Other current assets                                                         725
Equipment, net                                                            55,225
Goodwill                                                                 118,671
Intangible assets, net                                                 2,254,746
                                                                       ---------
Total assets acquired                                                  2,519,489
                                                                       ---------
Accounts payable                                                         289,097
Note payable                                                             986,250
                                                                       ---------
Total liabilities assumed                                              1,275,347
                                                                       ---------
Net assets acquired                                                    1,244,142
Less cash acquired                                                           609
                                                                       ---------
Net cash paid                                                          1,243,533
                                                                       ---------

Unaudited pro forma consolidated results of continuing operations, as though the acquisition of Wise Systems Ltd. had taken place at the beginning of the periods presented, are as follows:

                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                  -------------------------------   --------------------------------
                                       2004             2003             2004              2003
                                  --------------   --------------   --------------    --------------
Revenue                           $       62,248   $       67,646   $      271,971    $      357,020
Loss from continuing operations       (3,796,865)      (1,528,093)     (20,040,339)       (2,729,574)
Net loss per share - basic        $        (0.17)  $        (0.14)  $        (1.07)   $        (0.34)
Net loss per share - diluted      $        (0.17)  $        (0.14)  $        (1.07)   $        (0.34)

The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition been completed at the beginning of the periods presented or the results which may occur in the future.

NOTE 4 - PROPERTY AND EQUIPMENT

As of September 30, 2004 and December 31, 2003, a summary of property and equipment and the estimated useful lives used in the computation of depreciation is as follows:

                                                                                         ESTIMATED
                                                                                        USEFUL LIFE
                                     SEPTEMBER 30, 2004       DECEMBER 31, 2003            (YEARS)
                                     ------------------       -----------------         -----------
Computer equipment & software            $2,456,388              $2,322,120                 3
Less:  accumulated depreciation             616,415                  26,734
                                         ----------              ----------
Net property & equipment                 $1,839,973              $2,295,386
                                         ----------              ----------

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

We recorded $106,464 in goodwill in conjunction with the acquisition of Wise Systems Ltd. It is our practice to assess goodwill for impairment under the annual requirement of SFAS 142, "Goodwill and Other Intangible Assets," or when impairment indicators arise. No goodwill impairment indicators existed as of September 30, 2004.

We recorded an intangible asset (developed software) of $2,022,811 in connection with the acquisition of Wise Systems Ltd., consisting principally of intellectual property rights. We have estimated the useful life of the intangible asset as five years and recognized amortization expense for the three and nine months ended September 30, 2004, of $48,162. The estimated annual amortization expense for identified intangible assets is as follows:

            ------------------------------------------------
            2005                                  $  120,405
            ------------------------------------------------
            2006                                     288,973
            ------------------------------------------------
            2007                                     288,973
            ------------------------------------------------
            2008                                     288,973
            ------------------------------------------------
            Thereafter                             1,035,487
            ------------------------------------------------

NOTE 6 - STOCKHOLDERS' EQUITY

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

WARRANT EXERCISE - In October 2003, we entered into a placement agent agreement with an investment bank. Management believed the investment bank failed in its obligations under the agreement. On March 16, 2004, we negotiated a termination of this placement agent agreement and compensated the investment bank through the issuance of 250,000 two-year warrants to purchase our common stock at a price of $1.00 per share, the value of which was charged to operations in the year ended December 31, 2003. The investment bank maintained its cashless exercise provision and piggyback registration rights as afforded under the terms of the placement agent agreement. On March 17, 2004, the investment bank exercised all of the warrants pursuant to the terms of the cashless exercise provision and we issued 197,368 shares common stock to the investment bank.

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

WISE SYSTEMS LTD. ACQUISITION - On July 27, 2004, the Company issued an aggregate of 106,739 shares of its common stock as the stock portion of the purchase price. The shares were valued on the basis of the average high and low sales prices of the stock for the thirty (30) business day period which ended two days prior to the closing of the transaction. At closing, the shares were deposited in escrow and are subject to forfeiture in the event Guardian Healthcare Systems Division does not achieve certain revenue thresholds over the three years following closing.

EMPLOYEE STOCK OPTION EXERCISES - During the third quarter ended September 30, 2004, employees exercised an aggregate of 180,000 vested options to purchase shares of the Company's common stock.

CONSULTANTS COMPENSATION - On August 30, 2004, the Company issued 50,000 shares of common stock as compensation for services to be rendered under a consulting services agreement.

NOTE 7 - FINANCING ACTIVITIES

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

The table below details the investment transactions that occurred:

                                                                                               CASH
                                     SHARES             WARRANTS                              PAID TO
                     AMOUNT         ISSUED TO          ISSUED TO          FMV OF            INVESTMENT            NET
  DATE              INVESTED        INVESTORS          INVESTORS         WARRANTS              BANK            PROCEEDS
--------            --------        ---------          ---------         --------              ----            --------
 03/24/04         $  195,194          121,996            30,499        $    37,654          $  30,612        $   164,582
 04/02/04            185,498          115,936            28,984             57,968             16,725            168,773
 04/20/04            275,072          171,920            42,980            207,593             34,795            240,277
 04/27/04            656,960          410,600           102,650            896,135             59,156            597,804
 5/3/2004          2,100,752        1,312,970           328,243          1,716,706            189,098          1,911,654
5/14/2004          4,578,540        2,861,588           715,397          1,917,264            440,131          4,138,409
                 -----------        ---------         ---------        -----------          ---------        -----------
                 $ 7,992,016        4,995,010         1,248,752        $ 4,833,320          $ 770,517        $ 7,221,499
                 ===========        =========         =========        ===========          =========        ===========

The table below details the fees, reimbursable expenses, stock grants, and stock purchase warrants earned by the placement agent:

                                                               CASH          STOCK                      WARRANTS
                              INVESTMENT                     PAID TO       ISSUED TO                   ISSUED TO
                               BANKING     REIMBURSABLE     INVESTMENT     INVESTMENT      FMV OF      INVESTMENT       FMV OF
  DATE         COMMISSION        FEES        EXPENSES          BANK           BANK         STOCK          BANK         WARRANTS
----------     ---------       --------       --------       ---------       -------   -----------       -------      -----------
  03/24/04      $ 17,567       $ 10,000        $ 3,045        $ 30,612         4,880      $ 18,544        12,200         $ 25,132
  04/02/04        16,695              -             30          16,725         4,637        21,191        11,594           32,811
  04/20/04        24,765         10,000             30          34,795         6,877        50,890        17,192           97,307
  04/27/04        59,126              -             30          59,156        16,424       185,591        41,060          392,534
  5/3/2004       189,068              -             30         189,098        52,518       409,640       131,297          795,660
 5/14/2004       412,069         17,333         10,729         440,131       114,461       600,920       286,159        1,004,418
               ---------       --------       --------       ---------       -------   -----------       -------      -----------
               $ 719,291       $ 37,333       $ 13,893       $ 770,517       199,797   $ 1,286,776       499,502      $ 2,347,861
               =========       ========       ========       =========       =======   ===========       =======      ===========

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Discussion of legal proceedings is incorporated by reference from Part II, Item 1, Legal Proceedings, of this report and should be considered an integral part of the interim Condensed Consolidated Financial Statements and Notes.

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

During the next six months, we expect to satisfy our cash requirements from the proceeds of a private placement offering (offering has closed, see 8-K dated June 3, 2004 for further disclosure) of our securities through our placement agent. The aggregate amount of the offering was approximately $7.9 million. We offered an aggregate of 1,250,000 units of securities, each unit consisting of four shares of common stock and one common stock purchase warrant to purchase one share of our common stock at a price of $2.65 per share during the eighteen month period following the initial closing. We raised an aggregate of $7,221,499 in connection with sales of our securities, net of placement agent fees and reimbursable expenses. The securities were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We used $1.925 million of the offering proceeds to acquire Wise on July 27, 2004, and expect to use the remaining proceeds to complete the development and commercialization of PinPoint, complete the patent process on several key patentable algorithms and processes, and for working capital purposes. Our current monthly burn rate is approximately $350,000. We believe we will require between approximately $4,200,000 and $5,000,000 to cover the shortfall in working capital requirements generated from our operations throughout the next twelve months. This assumes minimal revenues during the year. Management has proposed to finance this shortfall through debt/equity financing.

During this development phase we will closely monitor our costs and our revenue expectations and will take actions appropriate to the market conditions.

ACQUISITION STRATEGY

Our plans include a dedicated program to acquire developed technologies that are complimentary to our current market applications of threat detection for homeland security and diagnostic imaging for healthcare. Towards that end we have engaged Stonecroft Capital to provide advisory services in the areas of identifying, validating, negotiating, and providing due diligence on potential acquisition candidates. Our goal is to augment our internal development efforts with selective acquisitions that will enable us to gain first-to-market advantage in a number of critical, high-demand areas. Long-term, management envisions that its intelligent imaging technology will be at the core of leading applications and devices that support threat detection and security and medical analysis initiatives, regardless of the vertical market.

We intend to focus our acquisition strategy on companies with complementary threat detection and analysis technology solutions; complementary image handling technologies and services; significant penetration into related U.S. Government and civilian agencies, healthcare providers, system integrators, or OEMs serving those markets; staff with appropriate government security clearances; and potential to open new market applications for our intelligent imaging and compression technologies.

BUSINESS OVERVIEW

The business of the Company is currently carried out by Guardian Technologies International, Inc. ("Guardian" or the "Company") as described below. The Company may seek to acquire other businesses or other technologies in exchange for cash and/or shares of its common stock. Further, the Company plans to form wholly-owned subsidiaries to operate within defined vertical markets.

RESEARCH AND DEVELOPMENT

The Company continues the development of its UNIX-based version of its PinPoint software application. The commercially available version of PinPoint has been completed. To-date the Company has invested $832,607 in the development of PinPoint. From this investment we have filed three patent applications and expect to file a fourth application within the next thirty days.

EMPLOYEES

As of September 30, 2004, we employed twenty-three full-time employees, one part-time employee, and three contract employees. During the month of April 2004, the Company refocused its business development strategy on its two key marketplaces by placing added emphasis on the completion of research and development. Recognizing that we had developed a sales force too far in advance of product release, we terminated seven employees previously hired in the sales area.

With the acquisition of Wise Systems Ltd. on July 27, 2004, the Company increased its employee base by six employees. All of these employees are located outside of the United States and reside in Great Britain.

GUARDIAN'S PRODUCTS AND SERVICES:

IMAGING SOLUTIONS

The Company's imaging solutions transform images into data, data into knowledge and knowledge into solutions. We provide imaging solutions for aviation safety, medical imaging, and image compression. Included in the Company's Imaging Solutions are the following products:

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

RESULTS OF OPERATIONS

Net losses for the quarters ended September 30, 2004 and 2003 were $3,862,712 and $1,519,466, respectively. The operating expenses, during the second quarter of 2003 are associated with the operation of RJL Marketing Services Inc. The net loss for the quarter ended September 30, 2004, reflects the results of Guardian Technologies International, Inc. and its subsidiaries. The Company generated revenue of $62,248 from sales in its Wise Systems Ltd. subsidiary and through its initial order for its compression technology. However, there can be no assurance that the Company will generate revenue from the sale of its PinPoint product.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $929,662 for the third quarter of 2004 compared to $621,610 for the same quarter of 2003. Third quarter 2004 expenses included $476,407 of payroll and payroll-related expenses, $186,722 of research and development expenses attributable to PinPoint, $176,798 of professional fees (legal, accounting, SEC filing, and press releases), and $33,728 of rent. Comparable expenses for the quarter ended September 30, 2003, include $310,471 of payroll and payroll-related expenses, $64,212 of professional fees, and $22,785 of rent.

STOCK-BASED COMPENSATION

Included in this non-cash expense category are the amortization of the fair market value of employee stock options and the fair market value of stock issued to outside consultants. During the quarter ended September 30, 2004, we recognized an expense recovery associated with employee forfeitures of $152,611 of employee stock option compensation expense and $2,883,042 of consulting expense. Consulting expenses for the same quarter 2003 were $897,142.

INTEREST EXPENSE

Interest expense for the quarter ended September 30, 2004 was $10,186 as compared to no interest expense for the comparable period in 2003. Interest expense for the third quarter of 2004 is the result of the amortization of the discount on the note payable that was part of the financial structure of Wise Systems Ltd. acquisition.

LIQUIDITY AND CAPITAL RESOURCES

To date the Company's principal source of liquidity has been the net proceeds from external financing transactions (see table in Note 7 above). For the nine months ended September 30, 2004 and 2003 the Company provided net cash of $1,412,978 and $62,152, respectively. The available cash balances at September 30, 2004 and 2003 were $1,732,207 and $62,241, respectively.

OPERATING ACTIVITIES

Net cash used in operating activities in the first nine months of 2004 was $3,678,085. Revenues of $62,248 were offset by direct costs of $54,928, including amortization of intangible assets, resulting in gross profit of $55,482. Operating expenses of $2,895,662 attributable to salaries, rent, research and development, and professional fees, the decrease in outstanding receivables of $46,988, the application of deposits of $129,019, and the repayment of $324,530 of payables, were financed through the sale of common shares and warrants to purchase common shares.

Net cash used in operating activities in the first nine months of 2003 was $480,383. Operating expenses of $1,056,327 attributable to salaries, rent, research and development, and professional fees, and an increase in assets of $84,969 were offset by the deferral of $577,275 of salary expenses and an increase in the trade payables of $83,638.

INVESTING ACTIVITIES

Net cash used in investing activities in the first nine months of 2004 and 2003 were $2,323,761 and $157,465, respectively. Investing activities during the nine months of 2004 included the purchase of $79,619 of computer equipment and software and the net acquisition costs of Wise Systems Ltd. of $2,244,142 (including a note payable of $1,000,000 due ninety days after the closing of the transaction).

Net cash used in investing activities in the same period of 2003 included the purchase of $157,465 of computer equipment and software.

FINANCING ACTIVITIES

Net cash provided by financing activities in the first nine months of 2004 and 2003 were $7,421,197 and $700,000, respectively. These funds were provided entirely from activities associated with the sale of shares of the Company's common stock, exercise of employee stock options, and warrants to purchase common shares.

WORKING CAPITAL

The Company has net working capital of $1,634,117 at September 30, 2004 compared to a net working capital deficit of $1,061,062 at December 31, 2003. This $2,695,179 increase in working capital was primarily due to:

      o     an increase in receivables of $71,408;
      o     an increase in other current assets of $722;
      o     a net decrease in deposits of $129,019
      o     a decrease in accrued payroll expense of $605,020;
      o     a decrease in notes payable of $569,618;
      o     a decrease in accounts payable of $35,433; and
      o offset by the proceeds of the private placement offering and the exercise of employee stock options.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company received a letter of claim, dated July 9, 2004 ("letter of claim"), on behalf of Thomas Bentsen ("Bentsen"), setting forth a claim or demand against the Company. The letter of claim alleges Bentsen is a creditor of Difference Engines Corporation, a Maryland corporation ("DEC"), and that the transfer of assets pursuant to an Asset Purchase Agreement, dated October 23, 2003, as amended (the "Asset Purchase Agreement"), by and among DEC, Walter Ludwig, Victor T. Hamilton, and the Company was ineffective as against Bentsen and that such assets are subject to levy by Bentsen pursuant to the Maryland Bulk Transfer Act. The amount of such claim by Bentsen against the Company is at least $205,000, 700,000 shares of stock of DEC, punitive damages and attorneys' fees. Bensten has brought a lawsuit against DEC, Ludwig, and Hamilton, but not the Company, alleging numerous counts against DEC, Ludwig and Hamilton, including breach of employment contract for non-payment of salary. Counsel for DEC has asserted on the record in court that DEC has successfully moved to dismiss Bentsen's claim to the 700,000 shares of DEC stock. Based on advice of the Company's counsel, the Company believes it has substantial defenses to Bentsen's Bulk Transfer Act claim.

Because of the foregoing claim, on July 29, 2004, the Company filed a complaint in the Circuit Court for Montgomery County, Maryland (Case Number 253608-V), against DEC, Walter Ludwig and Victor T. Hamilton seeking indemnification. The Company's complaint alleges, among other things, a breach of the Asset Purchase Agreement, breach of the related Bill of Sale, a request for an injunction to prohibit DEC from distributing to its shareholders the Company stock it received as consideration for the software it sold to the Company pursuant to the Asset Purchase Agreement, fraud, unjust enrichment, trover and conversion, and breach of fiduciary duty. The Company alleges that the defendants made false representations and warranties in the Asset Purchase Agreement and omitted significant facts concerning, in part, DEC's title to the software assets sold to the Company pursuant to the Asset Purchase Agreement. The Company is seeking compensatory damages, a preliminary and permanent injunction, punitive damages, attorneys' fees and costs. The Company's counsel received another claim from Bentsen by letter dated August 31, 2004, claiming that since Bentsen had not been paid by DEC for his work on the software, he owned the software, not DEC, and DEC's transfer of the software to the Company was allegedly invalid. Mr. Ludwig is also seeking to compel the Company to arbitrate his claim for certain payments under a Settlement Agreement and General Release by and between him and the Company dated May 18, 2004. This Settlement Agreement and General Release is not the subject of this litigation. The Company has opposed his Motion on several grounds and believes it has substantial defenses to Ludwig's claim.

The Company became a defendant on August 18, 2004, in a lawsuit in Minnesota state court entitled VisualGold v. Thomas E. Ramsay, Nancy Goetzinger and Guardian Technologies International, Inc. VisualGold has alleged that the Company tortiously interfered with its contracts and prospective economic advantage by engaging Thomas Ramsay to work as a consultant, and that Ramsay transferred certain of its trade secrets to the Company. The Company strenuously denies the allegations, and has asserted counterclaims against VisualGold and other third parties for misappropriation of trade secrets. The Company is seeking compensatory and punitive damages, attorneys' fees and costs. Ramsay and Goetzinger have also filed counterclaims against VisualGold. On October 15, 2004, following extensive briefing and a hearing on the matter, Judge Isabel Gomez of Hennepin County District Court denied VisualGold's motion for a temporary injunction against the company in all regards. Discovery is ongoing; however, based on the advice of counsel, the Company believes that it has substantial defenses to the allegations and that the suit is without merit.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

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

On July 27, 2004, the Company issued an aggregate of 106,739 shares of its common stock as the stock portion of the purchase price of the acquisition of Wise Systems Ltd. The shares were valued on the basis of the average high and low sales prices of the stock for the thirty (30) business day period which ended two days prior to the closing of the transaction. At closing, the shares were deposited in escrow and are subject to forfeiture in the event Guardian Healthcare Systems Division does not achieve certain revenue thresholds over the three years following closing. The shares were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and are restricted securities within the meaning of Rule 144(a)(3).

On August 30, 2004, the Company issued 50,000 shares of common stock as compensation for services to be rendered under a consulting services agreement. The shares were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and are restricted securities within the meaning of Rule 144(a)(3).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

The Company plans to hold its next Annual Meeting of Stockholders on Tuesday, November 23, 2004, in Dulles, Virginia. As previously disclosed, if a stockholder wished to submit a proposal for the Company's 2004 Annual Meeting, the deadline for submitting such proposal to the Company was August 16, 2004.

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

      (a) Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

                                                                                                 INCORPORATED BY
                                                                                                    REFERENCE          FILED
 EXHIBIT NO.                                EXHIBIT DESCRIPTION                                 FORM    FILING DATE   HEREWITH
 -----------                                -------------------                                 ----    -----------   --------
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

     2.3       Promissory Note, dated July 27, 2004, by and among the Company, Guardian          8-K    07/30/2004
               Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan
               Richards..

     2.4       Cash Escrow Agreement, dated July 27, 2004, by and among the Company,             8-K    07/30/2004
               Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and
               Susan Richards..

     2.5       Stock Escrow Agreement, dated July 27, 2004, by and among the Company,            8-K    07/30/2004
               Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and
               Susan Richards..

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

     3.2       Articles of Amendment to Certificate of Incorporation                           10-KSB   04/15/2004

     3.3       Certificate of Designation of Rights and Preferences of Series A Convertible    10-QSB   08/15/2003
               Preferred Stock.

     3.4       Certificate of DesignationS, Preferences and Rights of Series B Convertible     10-QSB   08/15/2003
               Preferred Stock.

     3.5       Certificate of Designations, Preferences and Rights of Series C
               Convertible 10-QSB 11/14/2003 Preferred Stock, dated September
               24, 2003.

                                                                                                 INCORPORATED BY
                                                                                                    REFERENCE          FILED
 EXHIBIT NO.                                EXHIBIT DESCRIPTION                                 FORM    FILING DATE   HEREWITH
 -----------                                -------------------                                 ----    -----------   --------
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

    10.28      Common Stock Warrant Agreement, dated December 11, 2003, between the            10-KSB   04/15/2004
               Registrant and Charles T. Bell.

    10.29      Supplemental Common Stock Warrant Agreement, dated December 11, 2003, between   10-KSB   04/15/2004
               the Registrant and Charles T. Bell.

    10.30      Convertible Promissory Note, dated December 19, 2003 between the Registrant     10-KSB   04/15/2004
               and Daniel Denardis.

    10.31      Common Stock Warrant Agreement, dated December 19, 2003, between the            10-KSB   04/15/2004
               Registrant and Daniel Denardis.

                                                                                                 INCORPORATED BY
                                                                                                    REFERENCE          FILED
 EXHIBIT NO.                                EXHIBIT DESCRIPTION                                 FORM    FILING DATE   HEREWITH
 -----------                                -------------------                                 ----    -----------   --------
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

    10.47      Supplemental Common Stock Warrant Agreement, dated December 8,
               2003, between 10-KSB 04/15/2004 the Registrant and Bret Williams.

    10.48      Amended And Restated 2003 Stock Incentive Plan.                                 10-KSB   04/15/2004

    10.49      Employment Agreement, dated December 3, 2003, between the Registrant and          8-K    01/30/2004
               Walter Ludwig.

    10.50      Employment Agreement, dated December 3, 2003, between the
               Registrant and 8-K 01/30/2004 Victor Hamilton.

    10.51      Consulting Agreement, dated September 24, 2004, between the Registrant and                                X
               Stonecroft Capital, LLC

    10.52      Consulting Agreement, dated August 17, 2004, between the Registrant and B.                                X
               Michael Friedman/PRBroadcast, Inc.

    10.53      Consulting Agreement, dated August 18, 2004, between the Registrant and                                   X
               Phillip Johnston, Esq., CPA

    31.1       Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer                                       X

    31.2       Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer                                       X

     32        Section 1350 Certification of Chief Executive Officer and Chief Financial                                 X
               Officer

(B)  NONE.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of November 2004.

                                  GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

                                  By:    /s/ Michael W. Trudnak
                                  --------------------------------------------
                                  Michael W. Trudnak
                                  Chief Executive Officer & Chairman
                                  Principal Executive Officer

                                  By:    /s/ William J. Donovan
                                  --------------------------------------------
                                  William J. Donovan
                                  Chief Financial Officer
                                  Principal Financial & Accounting Officer