Form 10KSB
period 2004-12-31
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2005-05-13
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-KSB

 X       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

Commission File No. 0-28238

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

(Name Of Small Business Issuer As Specified In Its Charter)

Delaware	54-1521616
(State Or Other Jurisdiction Of Incorporation Or Organization)	(I.R.S. Employer Identification No.)

516 Herndon Parkway, Suite A, Herndon, Virginia  20170

(Address Of Registrant’s Principal Executive Offices And Zip Code)

Registrant’s Telephone Number, Including Area Code: (703) 464-5495

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $.001 par value per share

1

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ✓    No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

The registrant’s revenues for its most recent fiscal year were $104,672.

The aggregate value of the voting common equity held by non-affiliates as of March 24, 2005, based upon the closing price of the Common Stock on March 28, 2005, as reported on the Nasdaq OTC Bulletin Board, was approximately $34,856,370.

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 15, 2005:  28,555,956.

DOCUMENTS INCORPORATED BY REFERENCE

Information has been included in Part III of this Form 10-KSB.

2

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report contains forward-looking statements, which provide our current expectations or forecasts of future events.  Forward-looking statements in this report include, without limitation: information concerning possible or assumed future results of operations, trends in financial results and business plans, including those related to earnings growth and revenue growth; statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues; statements about expected future sales trends for our products; statements about our future capital requirements and the sufficiency of our cash, cash equivalents, and available bank borrowings to meet these requirements; information about the anticipated release dates of new products; other statements about our plans, objectives, expectations and intentions; and other statements that are not historical fact.

Words such as “believe,” “anticipate,” “plan,” “expect” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including factors described in the section entitled Important Factors That May Affect Our Business, Our Operating Results and Our Stock Price in this report.  Other factors besides those described in this report could also affect actual results.  You should carefully consider the factors described in the section entitled Important Factors That May Affect Our Business, Our Operating Results and Our Stock Price in evaluating our forward-looking statements.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this report, or to reflect the occurrence of unanticipated events.  You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”).

NOTE REGARDING NUMBER OF SHARES

On February 13, 2004, the Company amended its Certificate of Incorporation, increasing the number of shares the Company is authorized to issue from 16,000,000 to 201,000,000 shares.  The Company is authorized to issue up to 200,000,000 shares of Common Stock, par value $0.001 per share, and up to 1,000,000 shares of Preferred Stock, par value $0.20 per share.

On November 23, 2004, at the Company’s Annual Meeting of Stockholders, the stockholders voted to approve an amendment to the Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (“Series A”) providing for automatic conversion of the Series A on the basis of 1,000 shares of Common Stock for each share of Series A.  Pursuant to such amendment, effective November 30, 2004, the Company converted 5,527 shares of Series A into 5,527,000 shares of Common Stock.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR FISCAL YEAR ENDED DECEMBER 31, 2004

TABLE OF CONTENTS

PART I

5

ITEM 1.

DESCRIPTION OF BUSINESS

5

ITEM 2.

DESCRIPTION OF PROPERTY

21

ITEM 3.

LEGAL PROCEEDINGS

21

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

22

PART II

22

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

22

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

23

ITEM 7.

FINANCIAL STATEMENTS

30

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

31

PART III

32

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

32

ITEM 10.

EXECUTIVE COMPENSATION

35

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

39

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

40

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

41

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

44

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

GENERAL

Guardian Technologies International, Inc. and its subsidiaries are collectively referred to in this Report as the “Company,” “Guardian,” “us,” “we,” or “our.”  Our business objective is to conceive, develop and commercialize intelligent imaging informatics applications, such as computer-aided detection of threat objects in baggage/cargo/on person or diseases and medical anomalies in medical images.  Our multiple patent-pending core technology has broad-based applications within transportation and facility security (cargo, baggage, and people scans), and healthcare.

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

Although Guardian was the legal acquirer in the acquisition, and remains the registrant with the SEC, under generally accepted accounting principles, the acquisition was accounted for as a reverse acquisition, whereby RJL is considered the “acquirer” of Guardian for financial reporting purposes since RJL’s shareholders controlled more than 50% of the post acquisition combined entity, the management of Guardian was that of RJL after the acquisition, Guardian had no assets or liabilities as of the transaction date, and the continuing operations of the entity are those of RJL.  Since Guardian was a non-operating entity on the transaction date, Guardian recorded the premium over net assets purchased as a reduction of additional paid in capital.  In addition, Guardian is required to present in all financial statements and other public information filings, from the date of completion of the acquisition, prior historical financial statements and information of RJL.  It also requires a retroactive restatement of RJL’s historical stockholders’ equity to reflect the equivalent number of shares of common stock received in the acquisition.

On the effective date, pursuant to the Agreement and Plan, the two stockholders of RJL, Mr. Robert A. Dishaw and Mr. Michael W. Trudnak, exchanged all of their shares in RJL for an aggregate of 5,511,500 shares of common stock and an aggregate of 4,097 shares of Series A Convertible Preferred Stock, $.20 par value per share (“Series A Preferred Stock”), of Guardian.  As a condition to the closing, Mr. Moorer, the former President, Chief Financial Officer and a director of Guardian, and Messrs Houtz and Stevens, the former directors of Guardian entered into lock up agreements with RJL and Guardian pursuant to which they agreed not to sell their shares of Guardian for a period of six months, except that they may, during such period, sell an aggregate of 50,000 shares a calendar month.

Concurrently with the closing of the Reverse Acquisition, Guardian closed on an equity financing pursuant to which it placed an aggregate of 1,000,000 shares of common stock at a price of $.50 per share for aggregate proceeds of $500,000.  Such financing was required as a condition to closing of the Reverse Acquisition.  Guardian has granted to investors in such offering a five year piggyback registration right (except for underwritten offerings and offerings other than for cash registered on a Form S-8 or S-4).  Also concurrently with the closing of the Reverse Acquisition, all of the prior officers and directors of Guardian resigned and were replaced by officers and directors designated by RJL.

At closing of the Reverse Acquisition, RJL had commitments to issue an aggregate of 5,920,000 shares of common stock and 2,600 shares of preferred stock to certain consultants, all of which have been issued.

Immediately prior to the closing, and effective as of June 23, 2003, Guardian assigned all of its pre-closing assets and liabilities to a newly formed subsidiary, Black Mountain Holding, Inc.  All of the shares of Black Mountain Holdings, Inc., owned by Guardian have been spun off to Guardian’s stockholders, pro rata, in the nature of a stock dividend distribution.  Shareholders of Guardian entitled to participate in the spin-off distribution received one share of Black

Mountain for each share of Guardian that they held as of the record date.  Guardian established June 23, 2003, as the record date for the spin-off.  Following that date, the shares of Guardian have traded “ex dividend.”  Guardian has been advised by prior management of Guardian that Black Mountain intends to file a registration statement with the SEC to register under the Securities Act the distribution of the spin-off shares to Guardian shareholders pro rata and the spin-off will not occur until such registration statement is declared effective by the SEC.  Pending effectiveness of the registration statement, the shares of Black Mountain will be held in a spin-off trust for the benefit of Guardian’s shareholders.  The trustee of the trust is J. Andrew Moorer, the former President and Chief Financial Officer of Guardian.

On February 23, 2004, at the Company’s Annual Meeting, the shareholders voted to approve the conversion of each share of Series A Preferred Stock into 1,000 shares of Common Stock, effective November 30, 2004.  Based on the conversion terms, Mr. Dishaw and Mr. Trudnak received 1,000 shares of Common Stock for each share of Series A Preferred Stock they held, or an aggregate of 4,097,000 shares.

EXCLUSIVE DISTRIBUTION AGREEMENT WITH DIAGNOS

Effective as of, and as a condition to, the closing of the Reverse Acquisition, we entered into an Exclusive Distribution Agreement with Diagnos, Inc., a Canadian public company, pursuant to which we were appointed as the exclusive distributor of certain knowledge extraction software that has been developed by Diagnos.  Under the agreement, we were the exclusive distributor of Diagnos’ products to the U.S. federal, state and municipal governments, U.S. government contractors, and the U.S. bio-medical market, subject to certain limited carve-outs.  Upon execution of the agreement, we were required to make a royalty payment to Diagnos in the amount of $150,000, which is to be credited against the first seven licenses that Guardian sells. The agreement was a renewable ten-year agreement.

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

In view of the development of our business since the date of the Reverse Acquisition, management of Guardian does not believe that the termination of the Exclusive Distribution Agreement will have any material adverse impact on our current plan of operations or our ability to develop, market, or distribute our healthcare or security products. Our healthcare and security products have been developed independent of MCubiX and Diagnos.

RECENT ACQUISITIONS

On July 27, 2004, we completed the acquisition of Wise Systems Ltd. that provided Guardian with a premier developer of advanced radiology information systems (RIS) with principal offices located in Corsham, Wiltshire, UK.  Through this acquisition, Guardian augmented its healthcare informatics offering of image compression technologies while increasing its global market potential. Guardian gained a number of important assets from the transaction including Wise Systems’ RIS and the recently introduced picture archiving and communication system (PACS) which captures images and integrates them with other radiology information, making available to the healthcare enterprise a complete radiology patient record ready for distribution to caregivers where and when critical information is needed for optimal patient care. This seamless RIS/PACS software package keeps all of the critical information related to digital studies, such as MRIs and CT scans, together in an electronic patient record package, allowing healthcare providers to share patient information under electronically secure methodologies and to comply with the Health Insurance Portability and Accountability Act (HIPAA) requirements.

Under the terms of a stock purchase agreement, Guardian acquired all of Wise’s stock from Wise’s two shareholders, Martin Richards and Susan Richards.  Guardian paid to Wise’s two stockholders an aggregate of U.S. $1,929,500 in cash and issued to them shares of Guardian Technologies’ common stock in the amount of $500,000.  $929,500 of the cash purchase price was paid at closing and the remaining $1,000,000 of the cash purchase price was paid by means of the issuance of an interest bearing promissory note due 90 days after closing.  The deferred portion of the cash purchase price was paid upon maturity of the promissory note.  Guardian issued an aggregate of 106,739 shares of its common stock as the stock portion of the purchase price. The shares were valued on the basis of the average high and low sales prices of the stock for the 30 business day period which ended two days prior to the closing of the transaction.  At closing, the shares were deposited in escrow and are subject to forfeiture in the event Guardian Healthcare Systems Division does not achieve certain revenue thresholds over the three years following closing.  The shares of stock are subject to a three year lock-up.  In addition, Guardian repaid an outstanding loan of one of the directors of Wise in the amount of $79,500.  At closing, the co-founder of Wise, Mr. Martin Richards, entered into an employment agreement with Guardian as Vice President of European Operations for a period of two years following closing at a base salary of $210,250 per annum. Also, Mr. Martin Richards and Ms. Susan Richards have resigned their positions as officers of Wise and as members of Wise’s Board of Directors and have entered into non-compete agreements with Guardian Technologies for a period of three years following closing. Furthermore, effective as of the closing, Mr. Martin Richards was released from personal guarantees of certain of Wise’s bank debt obligations and of Wise’s real property lease obligations.

The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

SUMMARY OF ASSETS ACQUIRED AND LIABILITIES ASSUMED
Cash	$ 609
Accounts receivable	89,513
Other current assets	725
Equipment, net	55,225
Goodwill	119,191
Intangible assets, net	2,264,630
Total assets acquired	$ 2,529,893
Accounts payable	$ 299,501
Total liabilities assumed	299,501
Net assets acquired	2,230,392
Less cash acquired	609
Net cash paid	$ 2,229,783

On October 23, 2003, we entered into an agreement with Difference Engines Corporation, a Maryland corporation, pursuant to which Guardian agreed to purchase certain intellectual property (IP) owned by Difference Engines, including but not limited to certain compression software technology described as Difference Engine’s Visual Internet Applications or DEVision, as well as title and interest in the use of the name and the copyright of Difference Engines.

Under the terms of the agreement, Guardian issued 587,000 shares of its common stock as consideration for the purchase of the IP and cancelled a convertible promissory note that Difference Engines had issued to Guardian in the amount of approximately $25,000 representing advances Guardian made to Difference Engines.  The 587,000 shares of common stock are subject to a two (2) year lock up.  Guardian has granted Difference Engines piggyback registration rights for a period of three (3) years commencing on the date of the expiration of the lock up period with regard to the shares issued in the transaction.  Upon expiration of the two (2) year lock up period, in the event that the shares are not eligible for resale under Rule 144 and have not been registered under the Securities Act, the holder of the shares may demand redemption of the shares.  The redemption price is to be calculated on the basis of the average of the closing bid and asked prices of Guardian’s common stock for the twenty (20) consecutive business days ending on the day prior to the date of the exercise of the holder’s right of redemption.  The founders of Difference Engines, including Messrs. Ludwig and Victor T. Hamilton, provided certain releases to Guardian related to their contribution of the technology to Difference Engines.  The closing of the acquisition of the IP was subject to certain conditions, including a requirement that Difference Engines obtain approval of its stockholders for the transaction and that Messrs Ludwig and Hamilton enter into two (2) year and one (1) year employment agreements, respectively, with Guardian at base salaries of $120,000 and $90,000 per annum, respectively.   Effective May 18, 2004, Mr. Ludwig resigned as an officer and director.  In connection with the settlement of certain litigation involving Difference Engines, Mr. Ludwig, Mr. Hamilton, and Guardian, we released the lock restrictions on 58,700 of the shares we issued as consideration in the acquisition of Difference Engines’ intellectual property.  We released the lock up restrictions to permit Difference Engines to resell the stock for the purpose of paying from the sale of such shares any judgment or settlement arising from certain claims by others against Guardian and its assets.

The closing of the acquisition of the IP occurred effective December 19, 2003, after Difference Engines obtained the approval of its stockholders for the transaction.

RECENT FINANCINGS

During October and November, 2003, we closed on the sale of an aggregate of 545 shares of our Series C Convertible Preferred Stock.  Berthel Fisher acted as the placement agent for the offer and sale of such shares.  We received net proceeds from the sale of such shares of $629,895 and paid to Berthel Fisher a commission of 6% of the aggregate proceeds or $37,250, a due diligence fee of 2% of the aggregate proceeds of the offering or $13,625, and issued to Berthel Fisher placement agent’s warrants to purchase an aggregate of 21,800 shares of our common stock, and to reimburse certain extraordinary expenses of Berthel Fisher.  The placement agent’s warrants are exercisable at a price of $1.95 per share during the five year period following the issuance thereof and contain piggy back registration rights.  On February 13, 2004, pursuant to the authorization of our stockholders, we increased our authorized shares of common stock to 200,000,000 shares.  Under the provisions of the Series C Convertible Preferred Stock, the shares of Series C Convertible Preferred Stock automatically converted into an aggregate of 545,000 shares of our common stock.

Beginning December 8, 2003, and concluding December 19, 2003, we entered into a series of purchase agreements with eight individuals under which we sold and issued to such individuals convertible promissory notes in the aggregate amount of $700,000 and warrants to purchase 311,250 shares of our common stock.  200,000 of the warrants are exercisable during the eighteen (18) month period commencing on the date of issuance at a price of $2.50 per share.  The remaining warrants are exercisable as follows:  (i) 80,000 warrants exercisable during the twenty-four (24) month period commencing on the date of issuance at a price of $2.50 per share, and (ii) 31,250 warrants exercisable during the sixty (60) month period commencing on the date of issuance at a price of $5.00 per share.  The proceeds of the sale of the notes were used by Guardian for working capital purposes.  The notes earned interest at 10% ($70,000) and were repayable sixty days after the date of issuance of the notes (maturity date).  The unpaid notes and interest, beyond the maturity date, earned interest at the rate of 18% per annum.  The notes provide that the principal and accrued interest under the notes may be converted into units of securities, each unit consisting of four shares of common stock and one warrant, at a price of $6.40 per unit.  A note holder is also entitled to receive 1,000 warrants to purchase our common stock at a price of $2.50 per share for each $25,000 in principal amount of note outstanding for each 30 day period during which the notes are outstanding beyond the maturity date.  The foregoing warrants contain certain anti-dilution provisions, one time piggy-back registration rights and other customary provisions.

On April 28, 2004, all holders of the convertible bridge financing notes elected to convert their outstanding principal and accrued interest into equity, on the same terms and conditions as the private placement.  At that time, the note holders converted $700,000 in outstanding principal and $99,184 of accrued interest into 499,480 shares of Guardian common stock (converted at $1.60 per share) and 124,870 stock purchase warrants ($2.65 per share expiring eighteen [18] months from date of issue).

Pursuant to the terms of a placement agreement, dated December 22, 2003, as amended February 27, 2004, we engaged Berthel Fisher & Company Financial Services, Inc. (“Berthel Fisher”) to act as our placement agent in connection with a contemplated private offering of our securities exclusively to certain “accredited investors” pursuant to Rule 506 of Regulation D under the Securities Act.  Under the terms of the offering, investors received units of securities, each unit consisting of four shares of common stock and one common stock purchase warrant to purchase one share of common stock exercisable at a price of $2.65 per share during an eighteen month period following the initial closing.  We paid or issued the following compensation to Berthel Fisher for its services as placement agent in connection with the offering: (i) 199,800 shares of common stock; (ii) placement agent’s warrants to purchase 10% of the shares issued in the offering (excluding the shares underlying the Class A Warrants) for an aggregate of 499,502 warrants; (iii) investment banking fees, commissions and reimbursable expenses in the aggregate amount of approximately $766,000.  The placement agent’s warrants are exercisable at a price of $1.92 per share for a period of five years from the date of issuance; contain certain piggyback registration rights and a cashless exercise provision.

The table below details the investment transactions that occurred:

		Shares	Warrants
	Amount	Issued to	Issued to	FMV of	Transaction	Net
Date	Invested	Investors	Investors	Warrants	Costs	Proceeds

Mar 24,2004	$195,194	121,996	30,499	$37,654	$30,612	$164,582
Apr 2,2004	185,498	115,936	28,984	57,968	16,725	168,773
Apr 20,2004	275,072	171,920	42,980	207,593	34,795	240,277
Apr 27,2004	656,960	410,600	102,650	896,135	59,156	597,804
May 3, 2004	2,100,752	1,312,970	328,243	1,716,706	189,098	1,911,654
May 14, 2004	4,578,540	2,861,588	715,397	1,917,264	472,995	4,105,545
	$7,992,016	4,995,010	1,248,752	$4,833,320	$803,381	$7,188,635

The table below details the fees, reimbursable expenses, stock grants, and stock purchase warrants earned by the placement agent:

				Cash	Stock		Warrants
		Investment		Paid to	Issued to		Issued to
		Banking	Reimbursed	Investment	Investment	FMV of	Investment	FMV of
Date	Commission	Fees	Expenses	Bank	Bank	Stock	Bank	Warrants

Mar 24	$17,567	$10,000	$3,045	$30,612	4,880	$18,544	12,200	$25,132
Apr 2	16,695	-	30	16,725	4,637	21,191	11,594	32,811
Apr 20	24,765	10,000	30	34,795	6,877	50,890	17,192	97,307
Apr 27	59,126	-	30	59,156	16,424	185,591	41,060	392,534
May 3	189,068	-	30	189,098	52,518	409,640	131,297	795,660
May 14	412,069	17,333	10,729	440,131	114,461	600,920	286,159	1,004,418
	$719,291	$37,333	$13,893	$770,517	199,797	$1,286,776	499,502	$2,347,861

The foregoing securities were issued to the investors and Berthel Fisher in reliance upon an exemption from the registration requirements of the Securities Acts set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, and constitute “restricted securities” within the meaning of Rule 144 (a)(3) under the Securities Act.

On March 25 and May 15, 2004, the Company accepted direct investments from two investors of $64,000 and $23,200, respectively, on the same terms and conditions as the private placement offering.  The investors were allowed to invest outside the private placement offering as a result of their prior affiliation with the Company.  The investors received 40,000 and 14,500 shares of common stock, as well as, 10,000 and 3,625 stock purchase warrants at a price of $2.65 per share, expiring eighteen months from the date of issuance.

On November 8, 2004, the Company accepted direct investments from two investors of $416,000 and $45,000, respectively, on the same terms and conditions as the private placement offering.  The investors received 260,000 and 28,125 shares of common stock, as well as, 65,000 and 7,031 stock purchase warrants at a price of $2.65 per share, expiring eighteen months from the date of issuance.

In January 2005, the Company issued an aggregate of 363,637 shares of common stock in a private placement to certain accredited investors for proceeds to the Company of $999,638.

On January 20, 2005, the Company entered into an agency agreement, effective January 14, 2005, with an investment bank to act as the Company’s non-exclusive placement agent with regard to sales of the Company’s securities in a private placement of up to $20 million in equity, equity-related or debt securities.  The private placement is to be effected in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder and such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

The Company has agreed to pay to the investment bank upon closing cash compensation in the amount of 8% of the aggregate gross proceeds of the securities sold in the private placement and issue warrants equal to 15% of the shares of common stock sold or issued in the offering or upon conversion of any convertible securities issued in the offering.  The terms of the warrants issuable to the investment bank shall be identical to the warrants issued in the private placement.  If no warrants are issued in the offering, the placement agent’s warrants will be exercisable at a price of 130% of the price of any stock sold in the offering to investors or the conversion price of any convertible securities sold in the offering, shall have a cashless exercise provision commencing one year after issuance, a five year term, a piggyback registration right, and other customary provisions.

The agency agreement was for a term of forty-five days but would terminate automatically upon completion of the offering.  The Agreement contains certain confidentiality and indemnification provisions, and provides for arbitration in the event of certain disputes between the parties.  The agency agreement terminated on March 6, 2005.

On January 26, 2005, the Company entered into a placement agreement with an investment bank to act as the Company’s non-exclusive placement agent with regard to sales of the Company’s securities in a private placement of up to $20 million in equity securities.  The private placement is to be effected in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder and such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.  The private placement will be made exclusively to certain accredited investors who are also institutional investors or who have a net worth of more than $5 million. The terms of the securities have not been determined as of the date of this Report and are subject to the negotiation of definitive purchase agreements between the Company and the investors.

As compensation for the placement agent’s services, the Company has agreed to pay to the investment bank upon closing of the private placement a commission equal to 7% of the aggregate gross proceeds of the securities sold in the private placement, a non-accountable expense allowance of 1% of the aggregate gross proceeds of the securities sold in the private placement, and issue warrants equal to 15% of the shares of common stock sold or issued in the private placement (excluding stock underlying any warrants issued to investors).  The placement agent’s warrants will be exercisable at any time during the five year period from the date of issuance.  The exercise price and other terms of the placement agent’s warrants shall be identical to the warrants issued to investors in the private placement.  If no warrants are issued to investors, the placement agent’s warrants will be exercisable at a price of 130% of the price of any stock sold in the private placement to investors or if no such warrants are issued to investors, both the Company and the placement agent will negotiate the exercise price of the warrants in good faith. The placement agent’s warrants shall have a cashless exercise provision and a one-time piggyback registration right.

The placement agreement was for a term of thirty days but would terminate automatically upon completion of the sales of the Company’s securities to investors in the private placement.  The Company may terminate the placement agreement at any time.  The placement agreement also contains certain confidentiality and indemnification provisions.  On February 28, 2005, the Company extended this placement agreement for an additional sixty (60) days.

OUR BUSINESS

Guardian is a technology company that designs, develops and delivers sophisticated imaging informatics solutions to its target markets:  security and healthcare. We utilize high-performance imaging technologies and advanced analytics to create integrated information management technology products and services that address critical problems in healthcare and homeland security for corporations and governmental agencies.  Each product and service can radically improve the quality and velocity of decision-making, organizational productivity, and efficiency within the enterprise.  Our product suite is a platform for innovation that efficiently integrates, streamlines, and distributes business and clinical information and images across the enterprise.

We understand the challenges facing our clients such as staffing shortages, declining revenues, declining reimbursements, integration complexities, information accuracy across systems, and competitive pressures.  We develop our solutions and services to help our clients meet those challenges head on by accelerating their productivity so they can work more efficiently with the same staff.

Each of Guardian’s target markets share certain common characteristics:

•

Each is large, growing, and underserved.

•

Each faces significant current and ongoing problems related to exponential data volume growth versus decreasing information quality.

•

Each requires new approaches to its challenges, as previous solutions have become less effective.

•

Each faces an evolving regulatory environment.

•

Each requires sophisticated solutions that build on a common platform that can be easily customized.

•

Each requires the ability to derive intelligent, timely, and useful informational value from digital images.

•

Most importantly, Guardian’s core competencies and newly developed techniques apply with little modification across all of the market problems we are addressing.

Currently, we are focused on providing technology solutions and services in two primary markets, healthcare and aviation security.  However, as we develop new or enhanced solutions we expect to expand into other markets, such as military and defense utilizing hyper-spectral technology and imaging diagnostics for the medical industry.  We may also engage in one or more acquisitions of businesses that are complementary to our business.

OUR BUSINESS STRATEGY

Our strategic vision is to position our core technology as the de facto standard for digital image analysis, knowledge extraction, and detection.  The Company’s strategy is based upon the following objectives:

•

Maintain product development and sales/marketing focus on large, underserved, and rapidly growing markets with a demonstrated need for intelligent imaging informatics.

•

Leverage Guardian’s technology, experienced management team, research & development infrastructure, and access to capital to acquire/develop complementary technologies/products.

•

Focus our talents on solving highly challenging information problems associated with digital imaging analysis.

•

Establish an international market presence through the development of a significant OEM/Reseller network.

•

Build and maintain a strong balance sheet to ensure the availability of capital for product development, acquisitions, and growth.

•

Acquire other healthcare information companies with product focus, reputation, and market share in the areas of cardiology, pathology, laboratory, orthopedics, and ophthalmology.

•

Seek to broaden our investment appeal to large institutions.

To achieve our strategic vision, we are exercising the financial and operational discipline necessary to achieve the proper blend of resources, products and strategic partnerships.  These efforts will accelerate our ability to develop, deploy and service a broad range of intelligent imaging informatics solutions directly to our target markets and indirectly through OEM/value added reseller (“VAR”) partners.

During 2004, we focused on completing the product development of our PinPoint Threat Identification System, upgrading and adapting our integrated RIS/PACS for the US marketplace, strengthening our financial foundation through certain financings, developing our sales and distribution channels, beginning the process towards the global branding of our PinPoint and FlowPoint product names, and moving steadily towards being recognized as an innovative developer and source of intelligent image informatics.  In line with this tightly focused operational plan, we accomplished:

•

The acquisition and integration of DEVision compression technology into our integrated RIS/PACS product offering.

•

Established an OEM contract with Brit Systems for the distribution of DEVision.  BRIT Systems, a provider of custom, turnkey solutions for PACS and teleradiology applications, will incorporate the DEVision JPEG-2000 compression capabilities into its Picture Archiving and Communication System (PACS) product line that is distributed to healthcare imaging facilities nationwide.

•

Successfully tested the detection capabilities of PinPoint, through blind testing, with an independent manufacturer of baggage scanning equipment.  Exceeded the published and market speculated rates of detection of the current systems.

•

Completed private placements of our securities which resulted in net proceeds of approximately $7.3 million.

•

Completed the acquisition and integration of Wise Systems, Ltd. which brought thirteen years of healthcare industry experience in RIS/PACS and over thirty product installations in hospitals in the UK.  Their PACS is a unique web-based image management system with a set of completely integrated services based on DICOM and HL-7 industry standards.  The system provides radiology patient information, image management, web-based imaging, and information distribution to the healthcare enterprise. While other systems may have a web front-end for users, Wise’s PACS system is the only one that’s built on a dot.net platform for complete web-based image and information distribution using a single database and proven technology.

•

Attracted well-known and respected healthcare industry leaders to form the core management of our US-based healthcare operations.

•

Launched the seamlessly integrated FlowPoint (RIS/PACS) system at the Radiology Society North America convention held in Chicago during the first week of December 2004.

•

Developed product partnerships with IBM, Eizo Nanao Technologies, Motion Computing, AVNET, and NeuroStar Solutions for FlowPoint RIS/PACS.

•

Signed an Exclusive Teaming Agreement with Lockheed Martin Systems Integration Division to pursue opportunities for airport checkpoint security using PinPoint to enhance detection of explosives and other threat items.  The Guardian Teaming Agreement is with Lockheed Martin Systems Integration (LMSI) located in Owego, NY. LMSI is a leader in providing advanced-technology products, services and systems integration solutions to defense, civil and commercial customers worldwide.   LMSI is a world leader in development and production of maritime helicopter systems, one of the largest suppliers of postal automation systems to the United States Postal Service, and a primary supplier of information technology solutions in the federal market.  Lockheed Martin has been a trusted advisor to many US government organizations.  They have been involved in numerous awards from the Federal Aviation Administration and Transportation Security Administration (“TSA”) for development and integration projects along with training of TSA personnel.  The Teaming Agreement is for a three-year term; LMSI will exclusively market our PinPoint product and services to TSA for state-of-the-art threat detection capabilities to meet TSA’s checkpoint threat detection needs in three critical areas:  (i) increase machine throughput, (ii) improve passenger throughput efficiency, and (iii) enhance current explosives and threat detection capabilities to enhance travel safety.  The agreement provides for collaborative development of integrated and enhanced explosive detection systems through dedicated technical resources from each company.   The team will pursue TSA checkpoint opportunities via Broad Agency Announcements, Request for Proposals, grants and unsolicited business opportunities.

The disciplined management of our resources, strong financial foundation and comprehensive product offerings with our PinPoint Threat Detection System and FlowPoint RIS/PACS product line has created momentum that we believe will increase throughout 2005.  Future growth will be driven by a continued concentration on the core aspects of our business:  targeted sales/marketing activities with broader geographic coverage and product offerings, expanded international OEM/VAR relationships, product innovations designed to enhance knowledge extraction and anomaly detection within the digital imaging arena, exceptional professional services and expanded strategic partnerships that complement our internal efforts.

Vital to our business strategy are acquisitions/partnerships that contribute to our product innovation efforts or expand the distribution of our products and professional services.  Our goal is to have acquisitions/partners in certain target markets, primarily the international markets, focused on distributing and servicing our PinPoint and FlowPoint software products. In addition to the several technology acquisitions/partnerships formed in 2004, we intend to develop and leverage additional technology acquisitions/partnerships to expand our product offerings or enhance our existing products to appeal to a specific market.

ACQUISITION STRATEGY

As a key component of our overall business strategy, acquisitions will be a primary focus for 2005.  We have developed a bifurcated strategy that focuses the underlying goals on each of our two target marketplaces: security and healthcare.  Always at the nucleus will be our core technologies in intelligent imaging informatics.  While our overriding general strategies are to develop new products/technologies, new clients, new markets, or additional revenue base, we have explicit strategies, as follows:

Security

•

Leverage PinPoint technologies into new market opportunities

•

Expand PinPoint capabilities through new technologies

•

Expand breadth of product/service offerings to existing clients

•

Position Guardian as the leading provider of imaging solutions for security/defense/military applications

Healthcare

•

Leverage PinPoint detection capabilities to develop a computer-aided detection solution for the analysis of medical imagery and the identification of disease or medical anomalies

•

Expand our healthcare information systems into cardiology, pathology, laboratory, orthopedics, oncology, and ophthalmology markets.

•

Position Guardian as the leading provider of imaging solutions for all healthcare modalities

CORE TECHNOLOGY

Guardian’s core technology is an intelligent imaging informatics (“3i”) engine that is capable of extracting imbedded knowledge from digital images, as well as the capacity to analyze and detect image anomalies.  The technology is not limited by digital format.  It can be deployed across divergent digital sources such as still images, video and hyper spectral imagery.  To date, the technology has been extensively tested in the area of threat detection for baggage scanning at airports.  However, varying degrees of research and development have been conducted in the areas of detection for cargo scanning, people scanning, military target acquisition in a hyper spectral environment, and satellite remote sensing ground surveys.  Product development in these areas is ongoing, and while there can be no assurance, we believe the current results of internal testing indicate that the technology should produce results equal to or greater than those currently achieved in baggage scanning.

While the security/defense/military marketplace has absorbed the majority of our research and development activities, the healthcare marketplace may represent the larger opportunity.  Our research scientists have performed preliminary development activities in the areas of mammography, oncology, and ophthalmology with exceptional results.  As the research and development area of the Company grows in headcount and specific medical expertise, we will be able to fully utilize the pioneering and diverse capabilities of our technology to assist physicians in the detection of previously undetected diseases and medical anomalies in all digital imaging examinations.

PRODUCTS

Currently, we have two products that we market and sell:

PinPoint

•

Intelligent imaging informatics technology for the detection of guns, explosives, and other threat items at airport baggage areas.

•

Operates on a UNIX platform, contains an application interface for ease of use and connectivity, and is hardware agnostic.

•

Commercially available version was released in October 2004.

•

Two utility patents and eleven provisional patents have been filed on the underlying technology.

•

Independently tested to high levels of reliability.  Outperformed current technologies by increasing detection rates and lowering false positives (current performance data based on reports by industry experts).

•

Multi-process application built on a foundation of algorithms, image filters, statistics, and physics.

•

In December 2004, the Company entered into a Teaming Agreement (details of the agreement were filed on an 8-K dated December 24, 2004) with Lockheed Martin to implement PinPoint into its existing scanning technologies, for deployment at US airports, for checkpoint security.

•

Awarded the “Innovation Technology Award for Non-Intrusive Explosive/Threat Detection” by the Security and Safety Technologies Forum hosted by the Government of Russia.

FlowPoint

•

Radiology Information System (RIS) and Picture Archiving & Communication System (PACS).

•

Manages radiology workflow, patient information, treatment history, and billing information.

•

Manages digital images through image viewers, compression technologies, storage, image archiving, image retrieval and transfer.

•

Software applications developed using Microsoft .NET technology.

•

Modular structure.

•

Ease of customization.

•

Ease of integration to other software applications.

•

Over 30 current installs in England.

•

Adapted for use in the United States marketplace.

AVIATION SECURITY SCREENING

MARKET

Security oversight of airports in the United States (“U.S.”) is overseen by the Transportation Safety Administration (“TSA”) with an annual operating budget in excess of $5 billion.  TSA has the responsibility for over 480 U.S. airports with a combined inventory of baggage scanning equipment (checked baggage area and the carryon baggage area) in excess of 6,000 scanners.  While exact statistics on the number of scanners deployed in the rest of the world are not readily available, it is estimated that the market is 4 times greater than the U.S.  In addition to baggage scanners, airports worldwide are faced with replacing or supplementing existing metal detectors for passenger processing.

The marketplace discussions below are focused on the aviation industry in the U.S.  Data about the marketplace was extracted from research reports published by the Homeland Security Research Corporation (“HSRC”).

Baggage Screening

The following market information was extracted from HSRC report, “2003-2010 Luggage and Large Parcel Screening Market Report.”   Since the events of September 11, 2001, there has been a major growth surge in the baggage screening industry.  In the decade leading up to 9/11, the U.S. market for baggage screening products and services maintained a steady $400-$600 million per year.  Since 9/11 the industry has reinvented itself almost from the ground up with the demand for products and services reaching the billions of dollars.  The growth in the marketplace for products and services was never an option and always a must if the Transportation Safety Administration was to be positioned to accommodate the forecasted growth in demand from 2 billion baggage screening transactions in 2001, to 7.3 billion in 2006 and 17.6 billion in 2010.

Technology will convert the marketplace from a largely services (labor-driven) environment to “technology intensive.”  The current technology is a stopgap measure rather than a delivering solution.  By 2006 the fused technologies "checkpoint of the future" will dominate the market.  It will provide multi-threat screening (next generation bombs weapons and weapons of mass destruction). Sectors such as aviation, maritime and mass transit, public gathering sites and government and private sector sensitive sites will spend an accumulated $60 billion on hand-held baggage screening equipment, service and infrastructure during the 2003-2010 period (compared to an accumulated $7 billion during the 1994-2001 period).

People Portals

The following market information was extracted from HSRC report, “2003-2010 People Screening Weapon & Explosives Detection Market Report.”  Almost every threat that requires people screening is currently monitored by a different system (explosives, weapons, biological, chemical, and nuclear/radiological).  It is a known fact that most of today's people screening systems deliver unacceptable performance (high ‘false alarm’ rates, slow processing throughput, continued dependence on human detection, and high transaction costs).  Over a period of 10 years (2001-2010) the total U.S. annual people screening outlay is expected to grow to over 15 times its current size.  Sales of $590 million in 2001 are forecasted to grow to $3.5 billion in 2006 and to $9.9 billion in 2010. The compound annual growth rate is expected to be over 50% for the 2003-2010 periods.

Present people portal technology fails to meet the post-9/11 requirements.  The technology will undergo dramatic technological changes when the multiple-threats "checkpoint of the future" is introduced.  The accumulated U.S. investment in people screening during the 2003-2010 period will be over $50 billion.  During the 2006-2010 period, over 80% of ($) sales of people portal systems will be for technologies that were not in existence in 2003.  The cost of screening a single person will be reduced by a factor of 10 from $4-$5 per person to under $0.50 for the same procedure.

Cargo Scanning

The following market information was extracted from HSRC report, “2003-2010 Cargo Screening Market Report.”  Currently, less than 1% of worldwide shipped cargo is screened, and even with that small of a sampling the screening is only preformed to identify a limited number of threats, not the entire array of threats (explosives, weapons, biological, chemical and radiological/nuclear). Terrorism threats to disrupt western economies, and regulatory changes driven by the U.S., specifying requirements for cargo shipped into the U.S., are expected to bring dramatic changes in this industry.  The 10 companies currently active in the field of cargo inspections will have to redesign their systems to meet the post 9/11 threat of weapons of mass destruction.

The aviation sector alone handles more than 60 billion tons of cargo per year, and is growing at a rate of 9% per year.  Total cost of added security for airline cargo alone is forecasted to surpass $2 billion in 2006.  Present airline insurance costs are $6 billion/year, six times higher than their pre 9/11 levels.  A single cargo terror event will drive these costs even higher. The events of 9/11 caught the luggage and large parcel industry by surprise, since this industry was operating on a schedule that required the introduction of proper solutions only by 2025. With existing technologies and budgets, it is impossible to deliver screening for more than a small fraction of luggage and parcels, and even that only at essential and ultra sensitive sites.

Guardian is currently teamed with Lockheed Martin to pursue the deployment of PinPoint for U.S. airport security checkpoints.  It is anticipated that the Company could realize its first revenues from the U.S. market sometime during the later part of the third quarter or the fourth quarter of 2005.  However, management believes that the Company will generate revenues from PinPoint internationally prior to earning its first U.S. revenues.  The reasoning for this position is twofold: (i) the Company has established/is in the process of establishing Distribution/Reseller Agreements in Russia, China and Taiwan, and Central and South America, and (ii) the Company is involved in several opportunities for the sale of PinPoint in Malaysia, Russia, and Venezuela.

AVIATION SECURITY SCREENING PRODUCTS

Combining proprietary technology platforms in imaging and knowledge extraction, we have developed an intelligent imaging informatics solution, PinPoint, that can identify threat items; notify screeners of the existence of threat items; and, speed the security process by eliminating unnecessary baggage checks, provide the screener with an instantaneous second opinion, and reduce processing time spent on false positives (baggage selected for security review that contains no threat items).

Guardian’s objective is to become the leading provider of contraband detection systems worldwide and to extend its technology expertise to address broader applications for detection. Specific elements of Guardian’s growth strategy are to enhance our technological leadership, expand our sales and marketing organization, leverage our detection technology expertise to enter new markets for detection, and selectively pursue strategic relationships and acquisitions.

COMPETITION

The competition between the manufacturers of baggage (hand-held and small parcel) screening, luggage and large parcel screening, people screening for weapons and explosives detection, container and vehicle screening, and cargo screening is intense.  These same equipment manufacturers represent Guardian’s major competition: AS&E, Smiths-Detection, OSI Rapiscan, InVision, and L3, each of which is better capitalized and has greater marketing and other resources than Guardian.  The competition between manufacturers is so intense because the stakes are so high - hundreds of millions of dollars appropriated by the U.S. Government for threat detection technologies. What is not so obvious is that the manufacturers that once held the largest share of installed base are at risk due to aging and inadequate technology.  Due to the agnostic nature of PinPoint, we can easily integrate PinPoint with any manufacturer’s equipment.  We believe our technology improves the efficiency of the underperforming hardware and extends the obsolescence of the existing scanning equipment.  Funds previously appropriated for the upgrade or replacement of the in-place scanners can now be redeployed for the acquisition of required technologies such as body scanners or cargo scanners.

The equipment manufacturers in conjunction with software companies and academic institutions are attempting to develop sophisticated solutions to aid in the detection of contraband substances.  To date there has been no known solution developed.  We believe that Guardian’s approach is unique in that it is a non-intrusive adjunct to the current manufacturers’ products.  The enhancement identifies contraband at an accuracy level that is higher than the methodology used today by TSA.

The market for contraband detection systems software is anticipated to become intensely competitive and is characterized by continuously developing technology and frequent introductions of new products and features. We expect competition to increase as other companies introduce additional and more competitive products in the aviation security market and as we develop additional capabilities and enhancements for PinPoint and new applications for our technology. Historically, the principal competitors in the market for explosive detection systems have been InVision, Vivid Technologies, Inc., EG&G Astrophysics, Smiths-Detection, Thermedics Detection Inc., and Barringer Technologies Inc. Each of these competitors provides aviation security solutions and products for use in the inspection of checked and carry-on luggage.  We expect certain major corporations competing in other markets to enter the aviation security market.

Guardian believes that its ability to compete in the aviation security market is based upon such factors as: product performance, functionality, quality and features; quality of customer support services, documentation and training; and the capability of the technology to appeal to broader applications beyond the inspection of checked and carry-on baggage. Although we believe that PinPoint is superior to its competitors’ products in its detection capability and accuracy, PinPoint must also compete on the basis of price, throughput, and the ease of integration into existing baggage handling systems. Certain of our competitors may have an advantage over our existing technology with respect to these factors.

BROAD-BASED AUTOMATED DETECTION APPLICATIONS

The intelligent imaging informatics engine, which serves as the foundation for the PinPoint product, adapts readily to the analysis and detection of objects of interest across divergent digital sources:  still images, video, and hyper spectral images.  The 3i technology platform can be deployed across many automated detection applications:  cargo scanning, body scanning, military target acquisition, healthcare disease detection and anomaly identification, and to perform satellite remote sensing ground surveys.  Our research and development activities to adapt our 3i technology to many of these detection applications have already commenced.  Most of the fundamental ‘ground truths’ associated with baggage scanning hold true for body scanning; however, the hardware technology for body scanning is not as advanced as the baggage scanners due to their potential physical impact on humans.  Our research and development work has also included, on a preliminary basis, the development of 3i technology for deployment in the hyper spectral environment.  One such use within the hyper spectral environment would be a military use for target acquisition.

HEALTHCARE SYSTEMS

OVERVIEW OF GUARDIAN HEALTHCARE SYSTEMS

Our Guardian Healthcare Systems Division has, since our acquisition of Wise Systems Ltd., made investments in the acquired RIS platform adding features and functionality to fully develop a complete RIS/PACS system in a single, seamless and scalable web services application. At the Radiological Society of North America Conference 2004, Guardian introduced FlowPoint, our comprehensive Radiology Information and Image Management System incorporating extensive enhancements to the Wise Systems’ integrated product.  Based on an innovative web services product architecture, this unique offering provides feature-rich clinical and business radiology functions aligning information technologies with users and processes, designed to maximize the clinical and financial value of radiology to the healthcare enterprise.

In this rapidly growing digital image market, many smaller hospitals and imaging centers are now transitioning from film “to digital.”  To assist these enterprises in making this conversion we have positioned ourselves to provide a “Low Cost of Total Ownership” business approach.  By embracing open systems architectural principles, supporting industry standards and taking advantage of commercial off-the-shelf technologies, Guardian maximizes the efficient use of our clients’ hardware and software resources.  Our systems design approach, combined with Guardian’s flexible pricing programs, affords clients an economical transition from film to “digital.”

HEALTHCARE SYSTEMS MARKET

In the US, we are concentrating on the radiology marketplace, and more narrowly on free-standing single and multiple site radiology practices and small hospitals (<200 beds). While our technology and services are applicable to other provider specialties, radiology presents a set of unique challenges and opportunities.

According to the American Hospital Association, there are 5,801 hospitals in the U.S.  Approximately one-third have less than 200 beds and according to the American Medical Information, Inc. there are 2,795 major diagnostic imaging centers and more than 5,000 smaller imaging centers in the U.S.  Further, according to market analysts Frost and Sullivan in their 2002 report, less than 30% of our target markets are currently utilizing a PACS to achieve a filmless workflow environment and even fewer have fully integrated RIS/PACS providing a truly filmless environment or paperless workflow.

According to the 2003 Edition of the Verispan Report, the number of Diagnostic Imaging Centers (DICS) in the US, grew 56% between 1999 and 2002 and of the estimated 300 million procedures performed in the US in 1999 (most recent year for national information) generating $60 Billion in revenue, 60% of that revenue or $36 Billion is generated on an outpatient basis.  Guardian’s Healthcare Systems division (GHS) provides products and services to one of the fastest-growing sectors in healthcare and healthcare information management: diagnostic radiology.  The Concord Consulting Group has released data which indicates that, with service and upgrades, the total PACS and teleradiology market will exceed $2.7 billion annually.

Due to a convergence of improved technology along with the need to communicate over vast distances and the declining prices in hardware associated with providing RIS and PACS, a large segment of the healthcare marketplace is now eager to obtain these services. This historically underserved market now has many more options than the proprietary solutions historically provided by large film and modality vendors and traditional PACS vendors.

As we launch our fully integrated and scalable RIS/PACS product in the largest world market, the US, we are confident that there is a valuable opportunity to obtain a significant market share in the near future.

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

The President of the US is fully aware of the need for improved Information Technology in the Healthcare System focusing directly on the challenges at a news conference on January 27, 2005 at the Cleveland Clinic.  The President's budget for FY 2006 supports the use of health information technology by increasing funding to $125 million for demonstration projects that will help test the effectiveness of health IT and allow for widespread adoption in the health care industry. The Administration is also seeking an additional $50 million for FY 2005 (in addition to the $50 million already appropriated by Congress for 2005) to support the use of health IT.

Excerpts from the President’s January 27, 2005 speech at the Cleveland Clinic:

•

Information technology is changing American industry. At the end of the 1990s, most American industries were spending approximately $8,000 per worker for IT, but the health care industry was investing only approximately $1,000 per worker. The United States has always been innovative with medical care, but continues to face major hurdles in our health information systems as we move into the 21st century. Despite spending over $1.6 trillion on health care as a Nation, there are still serious concerns about high costs, avoidable medical errors, administrative inefficiencies, and poor coordination - all of which are closely connected to the failure to incorporate health information technology into our health care system.

•

Current health information systems use an outdated, paper-based system: The innovation that has made our medical care the world's best has not been applied to our health information systems.

•

America's patients deserve an up-to-date medical information system.  A patient's vital medical information is scattered, and full records are often unavailable at the time of care, and especially during emergency care.

•

America's doctors should have a high-quality, health information system to best serve their patients.

•

In a follow-up report issued by the Institute of Medicine (“IOM”) of the National Academies, the IOM reiterated the urgency of reducing medical errors, but stated that the United States’ healthcare system is plagued with even deeper quality problems which together detract from the "health, functioning, dignity, comfort, satisfaction and resources of Americans." The use of information technology to support clinical and administrative processes is prominent in the report's recommended strategies to improve the overall quality of healthcare within the next ten years.

Healthcare organizations face increasing regulation and scrutiny by federal, regional and local authorities. Compliance with regulations governing healthcare cost reimbursement, insurance, and administration impose financial burdens on healthcare organizations. Recently, proposed and final regulations published under the Health Insurance Portability and Accountability Act of 1996 has created significant operational challenges to healthcare providers and payers.

There are major challenges facing the modern radiology enterprise; increased pressure to improve quality of care while controlling and reducing health care costs; growing complexity of the practice and delivery of healthcare; growing competition among diagnostic imaging centers, hospitals, medical group practices and outpatient surgical centers for imaging share; severe shortages of trained and qualified personnel; increased demand of an aging population for healthcare and radiological procedures; increased demand for convergence and integration of all types of patient information; increased need to distribute, share and collaborate critical information ubiquitously in the healthcare enterprise and remote centers and required compliance to complex regulations and standards.

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

As digital modalities drive radiology toward film-less, the data volumes become staggering.  A single mammography study is 300 megabytes, and a large center can do hundreds in a day.  A CT or echocardiography study can be 30-50 gigabytes.  In many cases records must be kept for 7 years, 10 years, or even the lifetime of the patient.

Patient records in radiology are increasingly managed on computers; however, the vast bulk of the radiology archive is still in millions of linear feet of film racks.  Radiology IT systems fall into two broad classes:  picture archiving and communication systems, or PACS, and radiology information systems, or RIS.  The increasing trend is for full integration of PACS and RIS, both at the macro software level, and at the patient record level.

There were 350 million imaging procedures performed in the U.S. in 1998, according to Dr. Bob Bell, R. Bell & Associates in February 2000.  The National Healthcare Statistics Group of HHS estimates total U.S. patient spending on radiology at $75 billion annually, with a 9-12% growth rate.  Capital expenditures on diagnostic imaging equipment are $4.52 billion annually, according to “Economic Analysis of Filmless Radiology,” by Charles Flagle.

STRATEGIC APPROACH

Building on Wise Systems’ past successes in the UK hospital market, we will launch and grow market share in the US by capitalizing on our technical innovation, customizable and easily integratable systems, flexible pricing to allow for a lower cost of system ownership and strong focus on customer service and satisfaction.

By working directly with our clients, Guardian Healthcare Systems will help them manage their business, achieve profitable efficiencies and provide a better return on investment.

Since the purchase of Wise Systems, Inc. in July 2004, we have focused on improving the products and processes necessary to launch FlowPoint in the US marketplace and establishing partnerships and alliances to improve our products and to distribute them worldwide. To that end, in 2004, Guardian established business relationships with numerous companies including: Microsoft, IBM, AVnet, EIZO, Motion Computing, Matrox and NeuroStar.

To allow us to meet our goals, the management of Guardian has instituted the financial and operational discipline required for short, medium and long term success.  We have and will continue to put in place the strategic partnerships, human and financial resources and innovative products and processes to help us service the radiology and healthcare marketplace.

FLOWPOINT PRODUCT

FlowPoint RIS/PACS is a next-generation, intelligent, adaptive solution for the radiology enterprise that logically integrates images, voice and data.  Via an open systems integration with existing infrastructure, our FlowPoint RIS/PACS solution enables workflow for any third-party, DICOM-compliant PACS and may supplement or replace the PACS with its inherent imaging capabilities to uniquely suit the client requirements, migration strategy, budgets and timeframes.

Our FlowPoint intelligent imaging information system delivers more personal integrated workflow experiences to users via a new breed of smart technologies designed to integrate with and fully service the entire radiology enterprise.  Guardian’s feature-rich web services RIS/PACS solution has been designed to be configurable and scalable to meet their current and future needs.

Our strategic acquisition of Difference Engines in December 2003 provided Guardian with a uniquely designed predictive image compression technology.  We fully integrated our acquired compression technology with the Wise System’s technology to provide Guardian with a superior product platform, which we offer as our FlowPoint product.

Guardian’s DEVision product dramatically increases lossless, completely reversible compression ratios compared with competitive products.  Standard techniques can losslessly compress radiology images between 1.5-3 times; DEVision currently averages over 5:1, with a target average of up to 10:1. For image types such as x-ray and mammography, which can be 300MB each, such an improvement creates dramatic cost savings in archiving and reduces network throughput both inside the enterprise and for offsite teleradiology.

Web services represent an efficient platform on which Guardian builds distributed applications with interoperability as the highest priority. This software architecture provides an easy and economical upgrade path to new features and applications for the continual enhancement of our FlowPoint product’s performance and value.  Our web services approach provides a flexible clinical platform.  FlowPoint’s web services design, which includes XML, DICOM and HL-7 provides an exceptional approach for integrating disparate information systems, optimizing healthcare professionals’ workflow, providing ready access to images, reports and other critical information, and significantly improving the levels of satisfaction for referring physician’s and other caregivers utilizing radiology information.

David Smith, Vice President and Research Director for the Gartner Group, had this to say about Web services, "Simple in nature and timely in their emergence, Web services will drive the next generation of software. Web services will serve as an attractive means through which enterprises can gain access to software and business services.  Businesses that ignore its potential, or decide to sit out its early stages will find themselves outpaced by rivals that take advantage of Web services to improve their agility and even to transform themselves into new kinds of enterprises."

Guardian recognizes that radiology healthcare today requires not only an adaptable and efficient technology strategy, but also a flexible financial strategy to meet the needs of a challenging and competitive industry.  To meet these demands, Guardian provides various acquisition programs tailored to our clients’ individual needs.

3i HEALTHCARE TECHNOLOGY

The Company’s acquisition strategy and overall growth strategy for the healthcare marketplace is targeted to the development of 3i for the detection and analysis of diseases and medical anomalies within all medical modalities.  Combined with sophisticated data mining tools, the Company believes that it will be able to deliver, within five to ten years, the next generation of medical tools – predictive medicine.  Just as the 3i technology allows baggage screeners to see threat items that are not otherwise identifiable by the human eye, medical practioners will be able to detect diseases well before the human eye will detect their existence.  The combination of early detection and the application of data mining tools to databases of patient backgrounds, medical treatments, family histories, prior medical images, and eventual diagnoses will allow our FlowPoint product to provide physicians with proactive diagnosis based on comparative analysis, statistics, and levels of confidence.

COMPETITION

We face competition from other providers of radiology information services providers.  However, the current diagnostic imaging market is highly fragmented.  In this market, it is widely accepted that there is no “one size fits all product” available.  However, there are companies that have or are developing comparable integrated, web-enabled products:  (e.g. Merge , Amicas/Vitalworks, DR Systems, Swearinger, and Ramsoft).

In the area of integrated RIS and PACS workflow applications, there are newly emerging competitors who offer segments of the integrated radiology solution through their RIS and/or PACS to the market targeted by Guardian Healthcare Systems. Furthermore, some competitors have recently begun integrating and offering RIS and PACS technologies through partnership and acquisition activities.

We believe that the flexible pricing, continued innovation, our commitment to quality and adherence to industry standards and our integrated service offerings will afford us a competitive value proposition. Current RIS/PACS offerings from major competitors such as GE, Siemens, Cerner, and Phillips have major competitive disadvantages relative to FlowPoint when addressing the small hospital/freestanding clinic market.  Additionally, some of our competitors are also in the primary business of selling modalities (MR, CT, or nuclear medicine devices) as well as PACS or RIS.  Their sales emphasis is on these larger-ticket items, rather than customer-centric open architecture, RIS/PACS.

The Diagnostic Imaging Center and small hospital market is generally quite underserved in healthcare information technology offerings, despite a generally much shorter selling cycle and more obvious ROI calculation.  In imaging centers, decisions are typically made by the radiologist/partners, without the IT gatekeepers found in larger enterprises.  As well, provable cost savings devolve to the partners themselves, rather than into a general operating budget as in a hospital.

EMPLOYEES

As of December 31, 2004, we employed 20 full-time employees in the United States and 9 employees in the United Kingdom.  None of our employees is a party to a collective bargaining agreement and we believe our relationship with our employees is good.  We also employ consultants and independent contractors on a regular basis to assist in the completion of projects.  It is our practice to require all our employees, consultants and independent contractors to enter into proprietary information and inventions agreements containing non-disclosure, non-compete and non-solicitation restrictions or covenants.

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

The Company has filed patent applications in the United States covering the application of our core technology.  However, we have not been granted any patents as of the date of this report.  In addition, we expect to file six additional patent applications for adjunct technologies.  We cannot provide assurance that any or all of these patents will be granted or that they will not be challenged, or that rights granted to us would actually provide us with advantage over our competitors.  Prior art searches have been conducted, and the Company believes that we will not infringe any current third party patents.

Due to the rapid pace of technological change in the software industry, we believe patent, trade secret and copyright protection are less significant to our competitive edge than factors such as the knowledge, ability and experience of our personnel, new product development, frequent product enhancements, name recognition and the ongoing reliability of our products.

RESEARCH AND DEVELOPMENT

Under United States generally accepted accounting principles, until the technology is determined to be feasible, all related research and development expenditures must be expensed rather than capitalized.  When a determination is made that the software is feasible (commercially viable), then expenditures may be capitalized.  The Company concluded that capitalizing such expenditures for PinPoint was inappropriate and expensed all research and development costs.  The Company’s research and development costs are comprised of staff and consultancy expensed on PinPoint.

GENERAL

The Company maintains two offices:  (i) 516 Herndon Parkway, Suite A, Herndon, Virginia 20170, and (ii) Portman House, 7a High Street, Corsham Wiltshire in the United Kingdom.  Our U.S. telephone number is (703) 464-5495.  Our UK telephone number is 01249 717000.  Our Internet address is www.guardiantechintl.com.  Information on our website is not deemed to be part of this Annual Report on Form 10-KSB.

ITEM 2.

DESCRIPTION OF PROPERTY

We maintain our corporate offices at 516 Herndon Parkway, Suite A, Herndon, Virginia  20170.  The office is comprised of 15,253 square feet of office and laboratory space.  The lease commenced on February 1, 2005, and is for a term of sixty-three (63) months at an annual rental rate of $266,927, subject to annual rental escalation of 2.5%.  Also, we maintain an office at Portman House, 7a High Street, Corsham, Wiltshire, UK.  The office is comprised of approximately 2,000 square feet.  The lease commenced on July 28, 2004, and is for a term of 5 years at an annual rental rate of $15,686.  We believe that our facilities will be adequate for our needs for the next 60 months.

We previously leased approximately 4,200 square feet of office space at 21351 Ridgetop Circle, Dulles, Virginia pursuant to a month-to-month lease that commenced on June 5, 2003.

ITEM 3.

LEGAL PROCEEDINGS

On July 29, 2004, we filed a complaint in the Circuit Court for Montgomery County, Maryland, against Difference Engines Corporation (“DEC”), Mr. Walter Ludwig and Mr. Victor T. Hamilton arising from certain claims asserted by Mr. Thomas Bentsen against the Company in connection with the transfer of certain assets by DEC to the Company pursuant to an Asset Purchase Agreement, dated October 23, 2003 as amended (the “Asset Purchase Agreement”).  Effective December 17, 2004, the Company, DEC, and Messrs. Ludwig and Hamilton entered into a settlement agreement and release and subsequently filed a stipulation of dismissal in this case. The settlement agreement provided that the defendants are prohibited from distributing or disposing of the 587,000 shares of Company stock that DEC received pursuant to the Asset Purchase Agreement, unless, under certain specified conditions, the defendants shall pay any judgment or settlement arising from certain claims by others against the Company or the Company’s assets from the sale of such shares. For the purpose of paying such judgment or settlement, the Company agreed to release 58,700 of such shares from the two year lock up provision to which such shares are subject under the Asset Purchase Agreement to permit the resale of such shares. The defendants have agreed to indemnify the Company regarding such claims. The Company agreed to pay Mr. Ludwig $22,676 of payments otherwise unpaid under an agreement with Mr. Ludwig. The defendants executed a release in favor of the Company.

Subsequently, on or about January 17, 2005, the Company was served with an amended complaint in the case of Bentsen v. Difference Engines Corporation, Ludwig, Hamilton and Guardian Technologies, Inc., in the Circuit Court of Montgomery County, Maryland. This case was originally brought against DEC and Mr. Ludwig only on March 3, 2004. The amended complaint added the Company and Victor Hamilton as new defendants in the case. Mr. Bentsen alleged he was a former employee of DEC.  Originally, he had sued DEC and Mr. Ludwig, its president, for, among other things, breach of an alleged employment agreement between Mr. Bentsen and DEC. Mr. Bentsen alleged that, among other things, he developed certain technologies for DEC and was not paid for his services. Mr. Bentsen argued that because he was not paid for his services to develop those technologies, those technologies remain his property. Mr. Bentsen alleged that those technologies were sold by DEC to the Company pursuant to the Asset Purchase Agreement.  On February 23, 2005, a settlement and release agreement was entered into effective as of February 8, 2005, by and between Mr. Bentsen, DEC, Mr. Ludwig, Mr. Hamilton and the Company. In that agreement, the parties agreed to execute a stipulation of dismissal of the lawsuit with prejudice which will be held by a named escrow agent. In settlement, DEC has agreed to pay $90,000 (“settlement amount”) to the escrow agent for the benefit of Mr. Bentsen within 30 days from the latest date as of which the agreement was executed by all parties or an additional 15 days upon a showing of good cause. Upon payment of this sum, the agreement requires the escrow agent to file the stipulation of dismissal and pay the said sum to Mr. Bentsen. The agreement provides for certain releases by the parties that are effective upon filing of the stipulation and payment of the settlement amount.

On August 18, 2004, we became a defendant in a lawsuit in Minnesota state court entitled VisualGold v. Thomas E. Ramsay, Nancy Goetzinger and Guardian Technologies International, Inc.   VisualGold has alleged that the Company tortuously interfered with its contracts and prospective economic advantage by engaging Thomas Ramsay to work as a consultant, and that Ramsay transferred certain of its trade secrets to the Company.  The Company strenuously denies the allegations, and has asserted counterclaims against VisualGold and other third parties for misappropriation of trade secrets.  The Company is seeking compensatory and punitive damages, attorneys’ fees and costs.  Ramsay and Goetzinger have also filed counterclaims against VisualGold.  On October 15, 2004, following extensive briefing and a hearing on the matter, Judge Isabel Gomez of Hennepin County District Court denied VisualGold's motion for a temporary injunction against the company in all regards.  Discovery is ongoing; however, based on the advice of counsel, the Company believes that it has substantial defenses to the allegations and that the suit is without merit.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 23, 2004, the Company, held its 2004 annual meeting of stockholders at its principal executive offices.  Stockholders voted on three proposals, as follows: (i) the election of two Class I directors, Mr. M. Riley Repko and Mr. Charles T. Nash, (ii) the appointment of Aronson & Company as our independent accountants for 2004, and (iii) an amendment to the Certificate of Designations, Preferences and Rights of our Series A Convertible Preferred Stock to provide for the automatic mandatory conversion of each outstanding share of Series A Convertible Preferred Stock into 1,000 shares of common stock, effective November 30, 2004.  The two Class I directors were duly elected at the meeting, and the proposals referred to in (ii) and (iii) above were duly approved by a vote of our stockholders.  The terms of office of the following directors continued after the meeting:  Mr. Sean Kennedy, Mr. Robert A. Dishaw and Mr. Michael W. Trudnak.  Voting results of that meeting were previously disclosed under Item 8.01 of a Current Report on Form 8-K, dated November 23, 2004, and reference should be made to such report for information regarding such results.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on The Nasdaq Stock Market, Inc.’s OTC Bulletin Board under the symbol “GDTI.” The following table sets forth the high and low bid prices for each quarter during 2004 and 2003.

	High	Low
Fiscal Year Ended December 31, 2004:
First Quarter	$ 4.75	$2.80
Second Quarter	$ 5.40	$1.80
Third Quarter	$12.00	$3.55
Fourth Quarter	$ 3.90	$3.85

Fiscal Year Ended December 31, 2003:
First Quarter	$ 0.33	$0.33
Second Quarter	$ 2.55	$2.40
Third Quarter	$ 2.95	$2.76
Fourth Quarter	$ 3.90	$3.85

These over-the-counter market quotations reflect interdealer prices, without retail mark up, mark down or commission, and may not necessarily represent actual trades.  The closing bid price of our common stock on March 17, 2005, was $3.50 and there were approximately 480 record holders of our common stock.  This amount does not include beneficial owners of our common stock held in “street name.”  Signature Stock Transfer, Inc., Dallas, Texas, is our stock transfer and warrant agent.

DIVIDENDS

The Company has never declared or paid cash dividends on the Common Stock.  The Company currently intends to retain earnings, if any, to support its growth strategies and does not anticipate paying cash dividends in the foreseeable future.  Payment of future dividends, if any, will be at the direction of the Company’s Board of Directors after taking into account various factors, including the Company’s financial condition, operating results, current and anticipated cash needs and plans for expansion.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

On August 29, 2003, the Company’s board of directors adopted our Amended and Restated 2003 Stock Incentive Plan and was approved by our stockholders on February 13, 2004, at a Special Meeting of Stockholders of the Company. The Plan provides for the issuance of qualified and non-qualified options to purchase up to 30,000,000 shares of the Company’s Common Stock.  The Company has issued 5,340,000 options to purchase shares of Common Stock under the Plan.

The following table summarizes stock option activity for the year ended December 31, 2004:

	Weighted Average Exercise Price	Number of Options
Outstanding January 1, 2004	$0.48	2,080,000
Issued ($2.25 - $6.00)	$1.51	3,260,000
Exercised	$0.56	(270,000)
Cancelled	$0.81	(600,000)
Outstanding December 31, 2004	$1.25	4,470,000

Exercisable at December 31, 2004	$0.78	1,739,000
Vesting in 2005	$1.18	2,308,000
Vesting in 2006	$3.62	423,000
Vesting in 2007	$-	-
Vesting in 2008	$-	-
	$1.25	4,470,000

RECENT SALES OF UNREGISTERED SECURITIES

On January 7, 2005, the Company sold to certain “accredited investors” 363,637 shares of the Company’s common stock at a price of $2.75 per share for net proceeds of $1,000,001.75.  The private placement was effected in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder and such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

You should read the following summary together with the more detailed information and financial statements and notes thereto appearing elsewhere in this report.  Throughout this report when we refer to “Guardian,” “we,” “our” or “us,” we mean Guardian Technologies International, Inc. and its subsidiaries after giving effect to the reverse acquisition of RJL Marketing Services Inc. (“Reverse Acquisition”) completed in June 2003.

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

Except for historical information, the material contained in this Management’s Discussion and Analysis and Results of Operations is forward-looking.  The Company’s actual results could differ materially from the results discussed in the forward-looking statements, which include certain risks and uncertainties.  These risks and uncertainties include the rate of market development and acceptance of our intelligent imaging informatics technology (particularly for our PinPoint product), the unpredictability of the Company’s sales cycle, the limited revenues and significant operating losses generated to date, and the possibility of significant ongoing capital requirements.

PLAN OF OPERATIONS

We develop targeted, functional, and innovative software solutions to derive intelligence from images for the detection of targeted anomalies.  Today, organizations collect far more data, particularly with the expansive growth in digital imagery, than they actually analyze and meaningfully apply.  The analysis of this data and images can lead to significant improvements in the quality and efficacy of organizational decision-making.  Business and IT consultants predict that the exponential growth in data and images over the next decade will continue at a pace equal to or greater than the growth experienced during the past decade.  The need for more intelligent and expedient methods of analyzing data and images, along with converting the analysis into beneficial decision-making or predictive analysis bodes well for the business prospects of Guardian.

Our focus for the immediate term will be two markets:  aviation security and healthcare radiology.  While each of these markets represents enormous revenue potential, they are also fraught with many obstacles.  In the aviation security marketplace we face the challenge of validating the efficacy of our solution.  Many have tried to solve the imaging analysis and detection problems, all have failed to make substantial improvements.  We believe our PinPoint product resolves the imaging analysis and detection issues facing homeland security – baggage scanning, people scanning and large parcel/cargo scanning.  Our challenge will continue to be navigating the government procurement process.   Through our relationship with Lockheed Martin, and based on Lockheed Martin’s extensive experience in government contracting, we are confident that we will be able to meet the challenges of government procurement.  In the healthcare radiology marketplace we will be marketing and selling our products to clients with little technological sophistication, who are accustomed to maintaining images on film and data in handwritten records.  Properly developing a cost/benefit analysis will be the key to penetrating the marketplace.  Our target market within the U.S. is hospitals with less than 200 beds, ambulatory care centers, and radiology centers.  In 2005, we plan to build a sales organization of experienced radiology/medical imaging personnel with existing customer/client base.  Further, we will extend our sales and marketing efforts internationally through the development of a reseller/distribution network.

Our current cash on hand will support cash requirements through April 2005.  We have signed a placement agent agreement with an investment banker to raise up to $25 million.  During the next twelve months, we expect to satisfy our cash requirements from the proceeds derived from this placement offering.  The offering commenced in late January of 2005 and as of the date of this report, there was approximately $1.2 million in escrow that the Company has not yet drawn down.  We fully expect to be able to raise $10,000,000.  Proceeds from the offering will be used to: (i) increase staffing of the research and development, technical development, and sales/marketing groups (ii) continue the research and development of PinPoint for a other market opportunities, (iii) complete the patent process on several key patentable algorithms and processes, (iv) complete the acquisition of several strategic businesses, and (v) to support the growth and operating expenses of the Company.  We believe that we will need approximately $4 to $5 million in working capital to sustain operations through the point that cash from operations covers operating expenses.  Based on our revenue projections for 2005 of $10 million and the timing of revenue generation, we anticipate that we will become operationally self-sufficient in the fourth quarter of 2005.

During this ramp up of the sales/marketing infrastructure and capital formation phase, and until such time as adequate financing is in place, we will closely monitor our costs and our revenue expectations and will take actions appropriate to the market conditions.

We intend to continue to invest in both our existing technologies and in the development or acquisition of additional complimentary technologies, as well as in building an efficient marketing and sales organization.

The Company has identified a number of specific risk areas that may affect the Company’s operations and results in the future:

Technical Risks.  The PinPoint Threat Identification and Detection System may not deliver the levels of accuracy and reliability needed, or the development of such accuracy and reliability may be delayed.

Market Risks.  The market for PinPoint and FlowPoint may be slower to develop or smaller than estimated, or it may be more difficult to build the market than anticipated.  The homeland security community may resist the PinPoint system or be slower to accept it than we expect.  The U.S. healthcare community may resist our FlowPoint system in favor of more widely deployed systems or larger, better capitalized competitors.  Revenues from the licensing of both of our products may be delayed or costs may be higher than expected, which may result in the Company requiring additional funding.

Competitive Risks.  While the market for imaging and radiology technology is highly fragmented, we face competition from other companies that are developing products that are expected to be competitive with our products.   We also face potential competition from other companies developing baggage screening technology.  Business in general is highly competitive, and we compete with both large multinational solution providers and smaller companies. Some of our competitors have more capital, longer operating and market histories, and greater resources than we have, and may offer a broader range of products and at lower prices than we offer.

Acquisition Strategy Risks.  As part of our growth strategy, we have and may in the future acquire or enter into joint venture arrangements with, or form strategic alliances with complimentary businesses. It is the intent of management to use a portion of available working capital to fund certain acquisitions of companies with complementary technologies. Any such acquisition, investment, strategic alliance or related effort will be accompanied by the risks commonly encountered in such transactions.

Key Personnel Risks.  The loss of key members of our sales and marketing teams or key technical service personnel could jeopardize our positive relations with our customers.  Any loss of key technical personnel would jeopardize the stability of our infrastructure and our ability to provide the service levels our customers expect.  The loss of any of our key officers or personnel could impair our ability to successfully execute our business strategy, because we substantially rely on their experience and management skills.

Regulatory Risks.  The United States Food and Drug Administration has promulgated a draft policy for the regulation of computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. To the extent that computer software is a medical device under the policy, Guardian, as a manufacturer of such products, could be required, depending on the product, to:  (i) register and list its products with the FDA; (ii)notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products; or (iii) obtain FDA approval by demonstrating safety and effectiveness before marketing a product.

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

Security Product Certification Risks.  New products for transportation security scanning applications may require certification or approval by the TSA, and we believe that the TSA does not currently have standards for the certification of transportation security scanning products other than bulk explosives detection systems and explosives trace detectors, or ETD. Other products, such as metal detectors, are subject to TSA testing prior to approval. Market acceptance of new products may be limited if the TSA has not developed standards for certification or approval of such products, and even if it does develop such standards, we may be unable to obtain any such certification or approval, which could materially limit market acceptance of such products. If we fail to timely introduce new products or if these products fail to gain market acceptance, our results of operations would be harmed.

International Market Risks.  Even if successful in the United States, new products that we develop may not achieve market acceptance outside of the United States. Foreign governments may be unwilling to commit financial resources to purchase our new products, which would reduce our potential revenues and harm our business.  In addition, international sales of our PinPoint and/or related technologies may require a Department of Commerce export license, which may not be available in certain geographic markets.

RESULTS OF OPERATIONS

Revenues.  For Fiscal 2004 the Company’s gross revenues from operations were $100,988.  Revenues were derived from the initial sale of the Company’s DEVision compression software and software maintenance fees realized for the five months of ownership of Wise Systems Ltd.  There were no revenues recognized in Fiscal 2003.

Selling, General and Administrative Expenses.  The Company’s selling, general and administrative expenses for Fiscal 2004 were $5,946,674 as compared to $2,197,041 for Fiscal 2003.  Salaries and other salary-related expenses were $1,823,473 in Fiscal 2004 and $1,229,193 in Fiscal 2003.  The increase is due to the increase in staffing numbers as a result of the acquisition of Wise Systems, Ltd. and to meet the technical work demands as the Company expands.  Professional fees, including consulting services, were $1,348,429 in Fiscal 2004 as compared to $329,720 in Fiscal 2003.  The increase was due in large part to an increase in legal fees associated with the Company’s SEC filings, as well as the costs associated with defending against two lawsuits.  Additionally, the Company has made extensive use of outside consultants, with expertise in specific areas, to augment its internal technical staff.  The Company’s research and development expenses for Fiscal 2004 were $740,566 as compared to $287,414 for Fiscal 2003.  The Company’s research and development expenditures were comprised of staff and consultancy costs expensed on the development of PinPoint and FlowPoint.  The Company has concluded that capitalizing such expenditures was inappropriate because of the difficulty in assigning costs accurately to the various software products and versions being developed in that technical and development staffs are moved from product to product and version to version on a regular basis.  Rental expense increased to $187,291 in Fiscal 2004 from $64,920 in Fiscal 2003.  Other operating expenses were $215,762 and $285,794 in Fiscal 2004 and 2003, respectively.

Depreciation and Amortization Expense.  Depreciation charge for Fiscal 2004 was $31,572 as compared to $26,734 in Fiscal 2003.  Included in the Fiscal 2004 depreciation expense is five months of depreciation of the assets acquired in the Wise Systems Ltd. acquisition which occurred in July 2004.  As part of the Wise acquisition, the Company acquired an intangible asset consisting of developed software technology valued at $2,264,630.  The value of this asset is amortized on a straight-line basis over its estimated useful life.  The amortization charge for Fiscal 2004 was $201,124.  There were no intangible assets in Fiscal 2003.

Stock-Based Compensation Expense.  The Company has adopted an Amended and Restated 2003 Stock Incentive Plan to incentivize employee performance and to align employee compensation with the success of the Company.  During Fiscal 2004 and Fiscal 2003, the Company recognized $5,708,956 and $1,285,944 of employee compensation expense, respectively.  In addition, as a strategy for maximizing working capital, the Company has elected to compensate some outside consultants in common stock rather than cash.  At the end of each reporting period the Company remeasures the unearned portion of the stock compensation.  The amortization of the value of the stock compensation to outside consultants was $15,062,291 in Fiscal 2004 as compared to $2,991,298 in Fiscal 2003.

Impairment Losses.  For Fiscal 2003, the Company incurred an impairment loss on acquired software licenses of $140,000 relating to the impairment in carrying value of MCubix licenses acquired from Diagnos, Inc.  The Company terminated an exclusive distributorship agreement with Diagnos in Fiscal 2003 and ceased the use of the MCubix software.  Based on the circumstances, the investment was permanently impaired and the Company recorded impairment for the full carrying value.

On September 18, 2003, we entered into an Alliance Partner Agreement with Telinks Canada Ltd. (“Telinks”) to jointly provide a broad range of intelligent systems solutions to the existing and future clients of Telinks and Telinks’ affiliated companies.  The Alliance Partner Agreement provided Guardian with a minimum guarantee of $2 million in revenues.  The sole owner of Telinks was granted a warrant to acquire 200,000 shares of common stock at an exercise price of $2.00 per share.  The fair market value of the warrants on the date of grant was used to value the other long-term asset which was to be expensed to stock compensation on a pro rata basis as the $2 million in guaranteed revenues were recognized.  The Company has determined that the asset was impaired as of December 31, 2004, and the deferred costs of $145,684 were written off.  On December 19, 2003, Guardian purchased certain intellectual property (IP) owned by Difference Engines, including but not limited to certain compression software technology described as Difference Engine’s Visual Internet Applications or DEVision, as well as title and interest in the use of the name and the copyright of Difference Engines.  This transaction has been accounted for as an asset acquisition.  The purchase price for these assets has been allocated to acquired intangible assets (software).  It has been determined as of December 31, 2004, that the asset is impaired and the Company has taken a $1,498,731 write off.

Net Loss and Net Loss per Share.  Net loss was $28,855,121 for Fiscal 2004 compared to a net loss of $6,524,434 for Fiscal 2003.  Net loss per share for Fiscal 2004 was $1.44, based on weighted average shares outstanding of 20,086,795, compared to a net loss per share of $0.78 for Fiscal 2003, and based on weighted average shares outstanding of 8,314,785.  The increase in net loss in Fiscal 2004 is principally due to the increases in operating expenses associated with staff increases, professional services, impairment write offs of the alliance partner agreement and the DEVision asset, and amortization of stock-based compensation.

Contractual Obligations and Commitments.  The Company has entered into a property lease for the corporate headquarters located in Herndon, Virginia.  The future minimum obligations under the lease are as follows:

For the year ending December 31,	Property Leases
2005	$ 215,882
2006	$ 287,647
2007	$ 294,473
2008	$ 301,451
2009 and thereafter	$ 382,254

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Information as of December 31:

	2004	2003	2002
Cash and cash equivalents	925,999	319,229	89
Current assets	1,010,798	319,529	89
Current liabilities	470,301	1,380,591	101,317
Working capital (deficit)	540,497	(1,061,062)	(101,228)

Net Cash and Cash Equivalents.  During the year ended December 31, 2004, the Company’s cash and cash equivalents increased by $606,770 to $925,999.  This increase was primarily the result of $7,894,334 of cash flows received from the private placement of the Company’s common stock, offset by the cash used in operating activities and for the purchase of equipment and Wise Systems Ltd.  The Company used $4,932,402 in operating activities, $115,124 for the purchase of equipment and development of patents, and $2,229,783 in the acquisition of Wise Systems Ltd.

During the year ended December 31, 2003, the Company’s cash and cash equivalents increased by $319,140 to $319,229.  This increase was primarily the result of $2,029,895 of cash flows received from the private placement of the Company’s preferred stock and convertible bridge notes, offset by the cash used in operating activities and for the purchase of equipment, software licenses, and the acquisition of DEVision technology.  The Company used $1,508,585 in operating activities, $37,170 for the purchase of equipment, $140,000 for the purchase of software licenses, and $25,000 as cash consideration for the acquisition of the DEVision technology.

Net Cash in Operations.  In Fiscal 2004 the Company had net cash used in operations of $4,932,402.  This was a significant increase over the prior fiscal year and is based on increases in staffing, greater use of technical consultants, and increases in professional service costs.  The Company’s net loss of $28,855,121 was offset by non-cash adjustments of $982,034 of depreciation and amortization, $20,771,248 of amortized stock compensation expense to employees and consultants, $1,644,415 of asset impairment write offs, $1,029,158 of non-cash interest expense, offset by an unrealized gain of $13,262 on foreign currency transactions.  The net loss after adjustment for the above non-cash charges is $4,441,528.  The Company’s current assets and deposits were reduced by $10,074 and $149,019, respectively, providing cash from operations of $$159,093.  Cash was used in operating activities to reduce current liabilities by $600,995 and to reduce deferred revenue by $48,972.

In Fiscal 2003, we used net cash in operating activities of $1,508,585.  During the period, we experienced a net loss of $6,524,434 which was offset by non-cash charges of $4,464,393.  Predominant among the non-cash charges were expenses associated with the use of stock compensation in lieu of cash compensation to consultants and employees.  Additionally, we expended $140,000 in royalty payments to Diagnos Corporation under an exclusive distribution agreement, which we have subsequently terminated.  The royalty payments were carried on our accounting records as an asset since the royalty payments were intended to be offset against the resale of seven software licenses of the Diagnos product.  As a result of the termination of the agreement with Diagnos, we have recognized and appropriately written-off the software licenses, as impaired assets, which resulted in a further non-cash charge to earnings.   During the year we made two deposits on contracts, $7,900 as a security deposit under terms of our office lease agreement, and $150,000 as a good faith deposit at the signing of the letter of intent for the acquisition of Wise Systems, Ltd.  In addition to cash generated through financing activities, we offset operating expenses by increasing vendor payables by $182,480 and by deferring payroll of $527,176.  The outstanding payroll represents earned salary due to four executives of the Company.

Net Cash in Investing Activities.  In Fiscal 2004, the Company used $115,124 for the purchase of equipment and the development of patents, and $2,229,783 to acquire the net assets, net of cash, of Wise Systems Ltd.

In Fiscal 2003, we used net cash in investing activities of $202,170 for the purchase of $37,170 of equipment, $25,000 of software, and $140,000 to acquire seven distributable licenses (royalty payment discussed above) of the Diagnos software.

Net Cash Provided by Financing Activities.  In Fiscal 2004, the Company had a net cash inflow from financing activities of $7,894,334.  The funds received in the year ended December 31, 2004, comprised $7,188,634 from a private placement of the Company’s common stock, $548,200 from the private placement of the Company’s common stock, and $157,500 from the exercise of employee options to purchase common stock.

Net cash during 2003 was provided from investing activities through the sale of common stock, the sale of preferred stock, and through convertible bridge notes.  At the date of the reverse acquisition, we issued 1,000,000 shares of common stock for net cash proceeds of $500,000.  During August and September of 2003, we issued 133.3 shares of Series C Convertible Preferred Stock to an employee of the Company for net cash proceeds of $200,000.  During October and November of 2003, we issued 545 shares of its Series C Convertible Preferred Stock to investors, in a private placement through Berthel Fisher & Company Financial Services, Inc., for net cash proceeds after placement agent and escrow fees of $629,825.  During December 2003, we entered into a series of convertible bridge notes for cash proceeds of $700,000.

Additional Capital.  The Company will require additional capital during its fiscal year ending December 31, 2005, to implement its business and growth strategies, including cash for (i) additional personnel – increase in operating expenses, (ii) investment in acquisitions as part of the Company’s growth and technology development plans, and (iii) working capital requirements to implement the Company’s business strategies.  Such additional capital may be raised through additional public or private financings, borrowings, or other available resources.

On March 25 and May 15, 2004, the Company closed direct investments of $64,000 and $23,200, respectively, on the same terms and conditions as the private placement offering.  The investors received 40,000 and 14,500 shares of common stock, as well as, 10,000 and 3,625 stock purchase warrants at a price of $2.65 per share, expiring eighteen months from the date of issuance.

On April 28, 2004, all holders of the convertible bridge financing notes elected to convert their outstanding principal and accrued interest into equity, on the same terms and conditions as the private placement.  At that time, the note holders converted $700,000 in outstanding principal and $99,185 of accrued interest into 499,480 shares of Guardian common stock (converted at $1.60 per share) and 124,870 stock purchase warrants ($2.65 per share expiring eighteen [18] months from date of issue).  The shares were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and are restricted securities within the meaning of Rule 144(a)(3).

During April and May 2004, the Company closed a $7,992,016 private placement of 4,995,010 shares and 1,248,752 warrants.  The securities were placed by Berthel Fisher.  The offering generated net proceeds of $7,188,635 after deducting commissions, investment banking fees, and expenses of $803,381.

On November 8, 2004, the Company closed direct investments of $416,000 and $45,000, respectively, with certain accredited investors on the same terms and conditions as the private placement offering.  The investors received 260,000 and 28,125 shares of common stock, as well as, 65,000 and 7,031 stock purchase warrants at a price of $2.65 per share, expiring eighteen months from the date of issuance.

In January 2005, the Company received a $999,638 private placement to certain accredited investors for 363,637 shares of common stock.

To the extent that additional capital is raised through the sale of equity or equity-related securities of the Company or its subsidiaries, the issuance of such securities could result in dilution to the Company’s stockholders.  No assurance can be given that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the Company’s cash requirements or to implement its business strategies.  If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial condition could be materially and adversely affected.  We may be required to raise substantial additional funds through other means.   We have not begun to receive material revenues from our commercial operations associated with the software products.  Therefore, we cannot assure our stockholders that our technology and products will be commercially accepted or that revenues will be sufficient to fund our operations.  If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

Financial Condition.  As of December 31, 2004, the Company’s revenue generating activities have not produced sufficient funds for profitable operations, and the Company has incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations.

The Company is currently seeking additional funding to expand marketing efforts and product development. There can be no assurance that such funds will be available to the Company or that the marketing and product development efforts will be successful.

The Company’s ability to continue as a going concern and meet its obligations as they come due is dependent upon its ability to raise sufficient cash as discussed above.  The existing cash balance, at December 31, 2004, and the $998,638 of proceeds from a stock subscription agreement the Company received during January 2005, will provided working capital for operations through May 31, 2005.  The Company, in May 2005, entered into a placement agent agreement with an investment bank to offer a private placement financing on a ‘best efforts’ basis up to $10,000,000.  Management is confident that the entire $10,000,000 will be raised prior to the expiration of the placement agent agreement.  The Company anticipates it will need to increase the current workforce significantly to achieve commercially viable sales levels.  There can be no guarantee that these needs will be met or that sufficient cash will be raised to permit operations to continue.  Should the Company be unable to raise sufficient cash to continue operations at a level necessary to achieve commercially viable sales levels, the liquidation value of the Company’s non-current assets may be substantially less than the balances reflected in the financial statements and the Company may be unable to pay its creditors.

Subsequent Events.  In December 2004, the Company received a subscription for $999,638 for the purchase 363,637 shares of common stock.  The proceeds from the subscription transaction were received in January 2005.

On January 20, 2005, the Company entered into an agency agreement, effective January 14, 2005, with an investment bank to act as the Company’s non-exclusive placement agent with regard to sales of the Company’s securities in a private placement of up to $20 million in equity, equity-related or debt securities.  The private placement is to be effected in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder and such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

The Company has agreed to pay to the investment bank upon closing cash compensation in the amount of 8% of the aggregate gross proceeds of the securities sold in the private placement and issue warrants equal to 15% of the shares of common stock sold or issued in the offering or upon conversion of any convertible securities issued in the offering.  The terms of the warrants issuable to the investment bank shall be identical to the warrants issued in the private placement.  If no warrants are issued in the offering, the placement agent’s warrants will be exercisable at a price of 130% of the price of any stock sold in the offering to investors or the conversion price of any convertible securities sold in the offering, shall have a cashless exercise provision commencing one year after issuance, a five year term, a piggyback registration right, and other customary provisions.

The agency agreement was for a term of forty-five days but would terminate automatically upon completion of the offering.  The Agreement contains certain confidentiality and indemnification provisions, and provides for arbitration in the event of certain disputes between the parties.  The agency agreement terminated on March 6, 2005.

On January 26, 2005, the Company entered into a placement agreement with an investment bank to act as the Company’s non-exclusive placement agent with regard to sales of the Company’s securities in a private placement of up to $20 million in equity securities.  The private placement is to be effected in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder and such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.  The private placement will be made exclusively to certain accredited investors who are also institutional investors or who have a net worth of more than $5 million. The terms of the securities have not been determined as of the date of this Report and are subject to the negotiation of definitive purchase agreements between the Company and the investors.

As compensation for the placement agent’s services, the Company has agreed to pay to the investment bank upon closing of the private placement a commission equal to 7% of the aggregate gross proceeds of the securities sold in the private placement, a non-accountable expense allowance of 1% of the aggregate gross proceeds of the securities sold in the private placement, and issue warrants equal to 15% of the shares of common stock sold or issued in the private placement (excluding stock underlying any warrants issued to investors).  The placement agent’s warrants will be exercisable at any time during the five year period from the date of issuance.  The exercise price and other terms of the placement agent’s warrants shall be identical to the warrants issued to investors in the private placement.  If no warrants are issued to investors, the placement agent’s warrants will be exercisable at a price of 130% of the price of any stock sold in the private placement to investors or if no such warrants are issued to investors, both the Company and the placement agent will negotiate the exercise price of the warrants in good faith. The placement agent’s warrants shall have a cashless exercise provision and a one-time piggyback registration right.

The placement agreement was for a term of thirty days but would terminate automatically upon completion of the sales of the Company’s securities to investors in the private placement.  The Company may terminate the placement agreement at any time.  The placement agreement also contains certain confidentiality and indemnification provisions.  On February 28, 2005, the Company extended this placement agreement for an additional sixty (60) days.

CRITICAL ACCOUNTING POLICIES

In December 2001 and January 2002, the Securities and Exchange Commission (“SEC”) requested that all registrants list their three to five most “critical accounting policies” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The SEC defined a “critical accounting policy” as one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.  Revenues are derived primarily from the sublicensing and licensing of computer software, installations, training, consulting, software maintenance and sales of PACS, RIS and RIS/PACS solutions.  Inherent in the revenue recognition process are significant management estimates and judgments, which influence the timing and amount of revenue recognized.

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

Cost of goods sold incorporates our direct costs of raw materials, consumables, staff costs associated with installation and training services, and the amortization of the intangible assets (developed software) related to products sold.

Research and Development.  Costs incurred in connection with the development of software products that are intended for sale are accounted for in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  Costs incurred prior to technological feasibility being established for the product are expensed as incurred.  Technological feasibility is established upon completion of a detail program design or, in the absence, completion of a working model.  Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value.  Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.  Amortization commences when the product is available for general release to customers.

Valuation of Long-Lived Assets Including Acquired Intangibles.  We review property and equipment and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such an asset may not be recoverable.  Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows that the assets are expected to generate.  If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair market value.

On December 19, 2003, Guardian purchased certain intellectual property (IP) owned by Difference Engines, including but not limited to certain compression software technology described as Difference Engine’s Visual Internet Applications or DEVision, as well as title and interest in the use of the name and the copyright of Difference Engines.  This transaction has been accounted for as an asset acquisition.  The purchase price for these assets has been allocated to acquired intangible assets (software).  It has been determined as of December 31, 2004, that the asset is impaired and the Company has taken a $1,498,731 write off.

Impairment of Excess of Purchase Price Over Net Assets Acquired.  The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, "Goodwill and Other Intangible Assets."   Under this standard, goodwill is no longer amortized over its useful life, but is tested for impairment on an annual basis and whenever indicators of impairment arise.  Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle.  Any impairment loss incurred subsequent to the initial adoption of SFAS No. 142 is recorded as a charge to current period earnings.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which addresses the accounting for share-based compensation transactions.  SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company is evaluating the provisions of this standard.  Depending upon the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company's financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs.” This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning in 2005.  This pronouncement is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, FASB issued SFAS NO. 152, “Accounting for Real Estate Time-Sharing Transactions – an Amendment of FASB Statements No. 66 and 67.”  This statement amends FASB Statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (“SOP”) 04-2, “Accounting for Real Estate Time-Sharing Transactions.”  This statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (i) incidental operations and (ii) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  The accounting for the operations and costs is subject to the guidance in SOP 04-2.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  This pronouncement is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets, an Amendment of Accounting Principles Board ("APB") No. 29.” This statement amends APB Opinion No. 29, "Accounting for Non-Monetary Transactions.”  Earlier guidance had been based on the principle that exchanges of non-monetary assets should be based on the fair value of the assets exchanged and APB No. 29 included certain exceptions to this principle.  However, FASB 153 eliminated the specific exceptions for non-monetary exchanges with a general exception rule for all exchanges of non-monetary assets that do not have commercial and economic substance.  A non-monetary exchange has commercial substance only if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005.  This pronouncement is not expected to have a material impact on the Company’s financial position or results of operations.

ITEM 7.

FINANCIAL STATEMENTS

The Consolidated Financial Statements are included elsewhere in this Annual Report on Form 10-KSB as of December 31, 2004 and for each of the two years in the period then ended.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our accountants on accounting and financial disclosure in 2004.

ITEM 8A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period reported in this annual report (the “Evaluation Date”), concluded that the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company is accumulated and would be made known to them by others as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

The Company does not believe that there are significant deficiencies in the design or operation of its internal controls that could adversely affect its ability to record, process, summarize and report financial data. Although there were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date, the Company’s senior management, in conjunction with its Board of Directors, continuously reviews overall company policies and improves documentation of important financial reporting and internal control matters. The Company is committed to continuously improving the state of its internal controls, corporate governance and financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B.   OTHER INFORMATION

The Company plans to hold its next Annual Meeting of Stockholders on Thursday, June 16, 2005, in Herndon, Virginia.  If a stockholder wishes to submit a proposal for the Company’s 2005 Annual Meeting, the deadline for submitting such proposals to the Company is April 17, 2005.

PART III

ITEM 9.

  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the current directors and executive officers of Guardian:

Name	Age	Title
Michael W. Trudnak	52	Chairman of the Board, Chief Executive Officer, Secretary, and Treasurer
Robert A. Dishaw	58	President, Chief Operating Officer, and Director
Sean W. Kennedy	55	Director
M. Riley Repko	47	Director
Charles T. Nash	55	Director
William J. Donovan	53	Chief Financial Officer
Darrell E. Hill	51	Vice President
Steven V. Lancaster	50	Vice President

Guardian’s certificate of incorporation provides that the board of directors shall be divided into three classes and that, if the board consists of five directors, that the first class shall consist of two directors who shall hold office for a term of one year from the date of ratification of their election by stockholders at the next annual meeting held to consider such matter, the second class shall consist of one director who shall hold office for a term of two years from the date of the ratification of his election by stockholders at the next annual meeting of stockholders held to consider such matter, and the third class shall consist of two directors to hold office for a term of three years from the date of ratification of their election by stockholders at the next annual meeting of stockholders held to consider such matter.  At each succeeding annual meeting of stockholders, the successors to the class of directors whose term shall then expire shall be elected to hold office for a term expiring at the third succeeding annual meeting.  Mr. Nash and Mr. Repko have been designated as Class I directors and, at our 2004 annual meeting of stockholders, were elected for terms that should expire in 2007.  Mr. Kennedy has been designated as a Class II director and his current term should expire at the next annual meeting of stockholders.  Messrs. Dishaw and Trudnak have been designated as Class III directors and their current terms should expire in 2006.  The Company does not currently pay cash compensation to its directors; however, directors receive non-qualified stock options for services rendered as a director.  Officers are elected by the Board of Directors and hold office until their successors are chosen and qualified, until their death or until they resign or are terminated from office.  All corporate officers serve at the discretion of the Board of Directors.  There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

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

Sean W. Kennedy, Director.

Mr. Kennedy was designated as a Class II director of Guardian effective in July, 2003 to fill a vacancy on the board of directors created by increasing the board of directors to five members.  From January 2001 to the present Mr. Kennedy has been President and Chief Executive Officer of BND Group, Inc., a privately held software development company.  From October 1999 to December 2000, Mr. Kennedy was divisional Vice President of Votenet Solutions a Web development and consultant for trade associations, political parties and related organizations. From April 1994 to October 1999, Mr. Kennedy was President and CEO of Raintree Communications Corporation, a privately held telecommunication services company, focused on providing technology tools for legislative lobbying to Trade Associations and Fortune 500 companies. From June, 1989 to April 1994 Mr. Kennedy was President and CEO of Electronic Funds Transfer Association, a trade association for the electronic payments systems industry.  Mr. Kennedy is a graduate of Mount Saint Mary’s College in Emmitsburg, Maryland.

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

Charles T. Nash, Director.

Mr. Nash joined the Board of Guardian to fill the vacancy created by the resignation of Mr. Walter Ludwig.  Mr. Nash comes to Guardian’s Board with 23 years of military experience plus six years of leadership experience in emerging technology in the private sector.  Since October 2000, Mr. Nash has been President of Emerging Technologies International, Inc. (ETII), a privately held consulting company.  ETII works to get the high level technologies developed by small commercial companies inserted quickly, efficiently and inexpensively into applications/tools for immediate military use.  The company also works with government laboratories and acquisition agencies to facilitate speedy and effective “lab to fleet” technology interchanges and discussions.  From April 1998 to October 2000, Mr. Nash was vice president of the Emerging Technology Group of Santa Barbara Applied Research, Inc, a privately held defense consulting and emerging technology marketing firm.  Prior to that, Mr. Nash served in various strategic military leadership roles, including:  head of the Strike/Anti-Surface Unit Warfare and Air to Air/Strike Support section on the staff of the Chief of Naval Operations, overseeing budget planning of approximately $18B; executive assistant to the Deputy Commander in Chief, US Naval Forces Europe; and executive and commanding officer, Strike Fighter Squadron 137.  Retiring in 1998 at the rank of Captain USN.  Mr. Nash is a frequent guest military and aviation analyst for FOX News Channel, WABC Talk Radio and several regional radio stations.  Mr. Nash earned a BS Aeronautics degree in 1973 from Parks College of Aeronautical Technology, Saint Louis University; Cahokia, IL.

William J. Donovan, Chief Financial Officer.

Mr. Donovan has been Chief Financial Officer of Guardian since August 18, 2003.  From January 2003 until August 2003, Mr. Donovan was an independent consultant to an affiliate of American Express Small Business Services. From September 1999 through December 2002, Mr. Donovan was CFO of Streampipe.com, Inc., a privately held streaming communications media company.  From October 1996 to August 1999, Mr. Donovan was Chief Operating and Financial Officer for TDI, Inc., a privately held international wireless telecommunications services company.  From October 1986 to October 1996, Mr. Donovan was the CFO, Secretary, Treasurer and a Director at Riparius Corporation, a privately held holding company with operating subsidiaries in the areas of real estate development, property management, general contracting, government contracting, and telecommunications engineering.  From October 1980 to October 1986, Mr. Donovan was the Controller for McCormick Properties, Inc., a publicly held commercial real estate subsidiary of McCormick & Company.  From July 1973 to October 1980, Mr. Donovan was the Controller for AMF Head Sports Wear, Inc., a privately held international sporting goods manufacturer and a subsidiary of AMF, Inc., a publicly held company.  Mr. Donovan received a Bachelor of Arts in History in 1973, from the University of Maryland, an MBA from the Sellinger School of Business, Loyola College, Baltimore Maryland in 1982, and a Certificate in Accounting from the University of Maryland in 1978.  Mr. Donovan has been a Certified Public Accountant since 1982.  He has been on the Advisory Board for Nogika Corporation, a privately held software company since 2001.

Darrell E. Hill, Vice President.

Mr. Hill was hired as Vice President of Guardian Technologies in May 2003.  From December 2000 to January 2002 Mr. Hill served as Director of Network Services for Global One Telecommunications, an international telecommunications company.  From October 1998 until December 2000 Mr. Hill was Head of Program Management for the United States, Canada and Latin America for Global One. From 1993 until October 1998 Mr. Hill was Sr. Group Manager of Partnership Marketing for Sprint International in Reston, VA.  From 1979 to 1993, Mr. Hill held various positions within Sprint International, including management positions within Marketing, Systems Development, Customer Service, Order Fulfillment and Billing. Mr. Hill has developed a wide breadth of experience as a business executive responsible for large project management, operations support and IT development in his 23 years in the telecommunications industry.

Steven V. Lancaster, Vice President.

Mr. Lancaster was hired as Vice President of Guardian Technologies in May 2003.  From February 2001 to December 2002 Mr. Lancaster served as Assistant Vice President Global Large Account Sales for Global One Telecommunications, an international telecommunications company.  From November 1997 until February 2001 Mr. Lancaster was Executive Director Multinational Sales Management for the US, Asia, Europe and Latin America regions or Global One. From 1990 until November 1997 Mr. Lancaster was Group Manager, Global Account Management for Sprint International in Reston, VA.  From 1981 to 1990, Mr. Lancaster held various Engineering, Marketing and Sales positions with GTE, British Telecom and Sprint International. Mr. Lancaster has developed a wide breadth of experience as a business executive responsible for international business development, marketing, large account sales and management in his 22 years in the telecommunications industry.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under the securities laws of the United States, the Company’s directors, its executive officers, and any person holding more than ten percent of the Company’s common stock are required to report their initial ownership of the Company’s common stock and any subsequent changes in that ownership to the SEC.  Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates.

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

AUDIT COMMITTEE EXPERT

The Company’s Board of Directors has determined that the Company does not have an audit committee financial expert, as defined in Regulation S-K promulgated under the Securities and Exchange Act of 1934, serving on its audit committee.  We have actively pursued qualified candidates for this board position, however, as of this date we have been unable to identify an individual with the necessary qualifications to meet the requirements of this position.  We are committed to identifying a qualified individual by third quarter 2005.

CODE OF ETHICS

On August 29, 2003, we adopted a Code of Ethics for our chief executive officer, chief financial officer, principal accounting officer or controller, and persons performing similar functions.  A copy of the Code of Ethics is filed as an exhibit to this report and has been posted to our website.  Our website address is www.guardiantechintl.com.

ITEM 10.

  EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid for services rendered during the last three years by each person serving as our Chief Executive Officer and each of our four most highly compensated executive officers (collectively, the “Named Executive Officers”).  The information provided for Mr. Moorer is relevant to his role as the former President and Chief Executive Officer of Guardian, prior to the reverse acquisition, effective June 26, 2003.  On that date Mr. Moorer resigned his positions with the Company.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($) (7)	Securities Underlying Options (#)	All Other Compensation ($)
J. Andrew Moorer (1) President & CEO	2004 2003 2002	- 72,600 75,000	- - -	- - -	- - -	- 33,814 45,000
Michael W. Trudnak (2) Chief Executive Officer	2004 2003	275,000 275,000	- -	6,000 6,000	60,000 400,000	- -
Robert A. Dishaw (3) President & COO	2004 2003 2002	275,000 275,000 70,865	- - -	6,000 6,000 1,546	210,000 - -	- - -
William J. Donovan (4) Chief Financial Officer	2004 2003	150,000 57,560	- -	- -	610,000 200,000	- -
Darrell E. Hill (5) Vice President	2004 2003	125,000 76,923	- -	- -	610,000 200,000	- -
Steven V. Lancaster (6) Vice President	2004 2003	125,000 76,923	- -	- -	610,000 200,000	- -

(1)

Mr. Moorer compensation reflects cash compensation paid towards his base salary, as well as, other compensation which reflects stock grants in lieu of salary and bonuses.  Mr. Moorer accepted a reduction in his base salary in exchange for stock grants.

(2)

Mr. Trudnak became the Chief Executive Officer of RJL on January 1, 2003.  Mr. Trudnak earned $44,352.60 of salary during 2004, which is accrued and unpaid as of December 31, 2004.

(3)

Mr. Dishaw, the founder of RJL Marketing Services, Inc. earned $44,352.60 of salary during 2004, which is accrued and unpaid as of December 31, 2004.

(4)

Mr. Donovan became an executive officer on August 18, 2003.

(5)

Mr. Hill became an executive officer on May 19, 2003.

(6)

Mr. Lancaster became an executive officer on May 19, 2003.

(7)

Represents automobile allowance payments.

OPTION GRANTS IN THE LAST FISCAL YEAR

	Individual Grants				Appreciation for Option Term (3)
Name	Number of Securities Underlying Options Granted (1)(2) (#)	% of Total Options Granted to Employees In Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date	5%	10%
Michael W. Trudnak	60,000	1.9%	$0.91	February 13, 2014	$150,150	$159,600
Robert A. Dishaw	210,000	6.8%	0.43	February 13, 2014	$625,800	$659,400
William J. Donovan	610,000	19.6%	0.52	February 13, 2014	$1,762,900	$1,860,500
Darrell E. Hill	610,000	19.6%	0.52	February 13, 2014	$1,762,900	$1,860,500
Steven V. Lancaster	610,000	19.6%	0.52	February 13, 2014	$1,762,900	$1,860,500

(1)

Included for each individual were 10,000 qualified options to acquire shares of common stock.  These options vested immediately and were exercisable for ten years.

(2)

Non-qualified, ten-year exercisable options were granted to each individual:  Trudnak (50,000), Dishaw (200,000), Donovan (600,000), Hill (600,000), and Lancaster (600,000).  The options granted to Messrs. Trudnak and Dishaw vested immediately upon grant.  The options granted to Messrs. Donovan, Hill and Lancaster vest on their two year anniversary of employment.

(3)

Potential realizable values are based on the fair market value per share on the date of the grant and represent the hypothetical gains that could be achieved for the respective options if exercised and sold at the end of the option term for the appreciated price.  The dollar amounts set forth in these columns are the result of calculations at the five percent and ten percent rates of appreciation set by the SEC, and are not intended to forecast possible future appreciation, if any, of Guardian’s Common Stock price.  There can be no assurance that such potential realizable values will not be more or less than indicated in the table above.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The number of unexercised options held by each of the Named Executive Officers who held options as of December 31, 2004 and the value of unexercised in-the-money options as of December 31, 2004, are indicated in the table below.

			Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-The-Money Options at Fiscal Year End (1)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Michael W. Trudnak	-	-	460,000	-	$ 1,940,500	$ -
Robert A. Dishaw	-	-	210,000	-	$ 868,000	$ -
William J. Donovan	-	-	210,000	600,000	$ 871,500	$ 2,490,000
Darrell E. Hill	70,000	$ 227,500	140,000	600,000	$ 581,000	$ 2,490,000
Steven V. Lancaster	40,000	$ 134,000	170,000	600,000	$ 705,000	$ 2,490,000

(1)

Calculated on the basis of the fair market value of $4.65 of the Common Stock on December 31, 2004, minus the per share exercise price.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

We entered into employment agreements with Mr. Dishaw and Mr. Trudnak.  Mr. Dishaw’s employment agreement commenced on October 23, 2002, and Mr. Trudnak’s employment agreement commenced on January 1, 2003.  We amended those agreements effective December 10, 2004. The amended agreements are for a three year term commencing June 26, 2003, and are renewable for one year terms.  The employment agreements provide for annual compensation to Messrs. Dishaw and Trudnak of $275,000.  The agreements provide for incentive compensation and/or bonuses as determined by Guardian, participation in Guardian’s stock option plan, and participation in any Guardian employee benefit policies or plans.  The employment agreements may be terminated upon the death or disability of the employee or for cause.  In the event the agreements are terminated by us other than by reason of the death or disability of the employee or for cause, the employee is entitled to payment of his base salary for one year following termination.  The employee may terminate the agreement on 30 days’ prior notice to Guardian. Each employee has entered into an employee proprietary information, invention assignment and non-competition agreement, pursuant to which the employee agrees not to disclose confidential information regarding Guardian, agrees that inventions conceived during his employment become the property of Guardian, agrees not to compete with the business of Guardian for a period of one year following termination of employment, and agrees not to  solicit employees or customers of Guardian following termination of employment.

We have also entered into employment agreements with Mr. Darrell E. Hill, Vice President, Program Management, and Mr. Steve Lancaster, Vice President, Business Development which we amended December 10, 2004.  The amended agreements are essentially the same as the agreements with Messrs. Dishaw and Trudnak, except that the agreements provide for base salaries of $125,000 per annum.

We have also entered into an employment agreement with Mr. Donovan, Chief Financial Officer of Guardian.  Mr. Donovan’s employment agreement is essentially the same as the agreements with Messrs. Dishaw and Trudnak, except that Mr. Donovan’s agreement provides for a base salary of $150,000 per annum.  Further, if Mr. Donovan terminates his employment agreement by reason of: a change in the location of his workplace beyond a 50 mile radius of Guardian’s principal address; a material reduction in his responsibilities or number of persons reporting to him; a material demotion; or an adverse change in his title, Mr. Donovan is entitled to be paid his base salary for one year following any such termination.  Also, in the event of a change in control of Guardian and, within 12 months of such change of control, his employment is terminated by the acquirer or one of the events in the immediately preceding sentence occurs, Mr. Donovan is entitled to be paid his base salary for eighteen months from the date of such termination or event.  A “change of control” would include the occurrence of one of the following events:

•

the approval of the shareholders for a complete liquidation or dissolution of Guardian;

•

the acquisition of 20% or more of the outstanding common stock of Guardian or of voting power by any person, except for purchases directly from Guardian, any acquisition by Guardian, any acquisition by a Guardian employee benefit plan, or a permitted business combination;

•

if two-thirds of the incumbent board members as of the date of the agreement cease to be board members, unless the nomination of any such additional board member was approved by three-quarters of the incumbent board members;

•

upon the consummation of a reorganization, merger, consolidation, or sale or other disposition of all or substantially all of the assets of Guardian, except if all of the beneficial owners of Guardian’s outstanding common stock or voting securities who were beneficial owners before such transaction own more than 50% of the outstanding common stock or voting power entitled to vote in the election of directors resulting from such transaction in substantially the same proportions, no person owns more than 20% of the outstanding common stock of Guardian or the combined voting power of voting securities except to the extent it existed before such transaction, and at least a majority of the members of the board before such transaction were members of the board at the time the employment agreement was executed or the action providing for the transaction.

Effective as of December 19, 2003, we entered into employment agreements with Walter Ludwig, a director of Guardian, and Victor T. Hamilton in connection with the acquisition of certain assets of Difference Engines Corporation by Guardian.  The employment agreements are essentially similar to the employment agreements with Mr. Dishaw and Mr. Trudnak, except that they provide for an annual base salary of $120,000 for Mr. Ludwig and $90,000 for Mr. Hamilton. The agreements also include a change of control provision similar to that contained in Mr. Donovan’s employment agreement, except that Guardian is obligated to pay the annual base salary for twelve (12) months following the change of control termination.  Mr. Ludwig resigned as a director, officer and employee of Guardian on May 18, 2004 and his employment agreement terminated as of such date.

Each of the foregoing agreements provides that the employee shall be entitled to participate in any stock option plan that we subsequently adopt, including the 2003 Stock Incentive Plan.   Mr. Trudnak’s original employment agreement provided for the grant of an aggregate of 400,000 shares of our restricted stock. However, effective June 21 2004, Mr. Trudnak agreed to accept in lieu of the issuance of such shares, ten year nonqualified options to purchase an aggregate of 400,000 shares of common stock at an exercise price of $.50 per share. Also, each of Messrs. Hill’s and Lancaster’s original employment agreements provided for the grant of 200,000 shares of our restricted stock. However, effective June 21 2004, each of Messrs. Hill and Lancaster agreed to accept in lieu of the issuance of such shares, ten year nonqualified options to purchase an aggregate of 200,000 shares of common stock at an exercise price of $.50 per share.

AMENDED AND RESTATED 2003 STOCK INCENTIVE PLAN

On August 29, 2003, our board of directors adopted our 2003 Stock Incentive Plan and amended and restated the plan on December 2, 2003 (Plan).  The Plan was approved by stockholders at the special meeting of our stockholders that was held on February 13, 2004.

The Plan is intended to foster the success of Guardian and its subsidiaries by providing incentives to Eligible Employees, directors and consultants to promote the long-term financial success of Guardian.  The Plan is designed to provide flexibility to Guardian in our ability to motivate, attract, and retain the services of Eligible Employees, directors and consultants upon whose judgment, interest, and special effort the successful conduct of our operation is largely dependent.  The Plan applies to all grants of stock options granted on or after the date the Plan is approved or adopted by our directors unless otherwise indicated.   As of December 31, 2004, the market value of the 30,000,000 shares underlying the options issuable under the Plan was $139,500,000.

The Plan is administered by the Compensation Committee (“Committee”) of the board of directors and awards are made by the Committee.  The Committee has all powers necessary or desirable to administer the Plan.  The Committee has the power to determine the terms and conditions upon which awards may be made, interpret the Plan, accelerate the exercisability of any award, establish, amend or waive rules or regulations for the Plan’s administration, and make all other determinations and take all other actions necessary or advisable for the administration of the Plan in its sole judgment and discretion.  The Committee has the authority to grant awards to employees, directors and consultants selected by it, which awards are to be evidenced by an agreement.

Under the Plan, Guardian may issue options which will result in the issuance of up to an aggregate of 30,000,000 shares of Guardian common stock, $.001 par value per share. The Plan provides for options which qualify as incentive stock options (Incentive Options or ISOs) under Section 422 of the Internal Revenue Code of 1986, as well as the issuance of non-qualified options (Non-Qualified Options) which do not so qualify. The shares issued by Guardian under the Plan may be either treasury shares or authorized but unissued shares as Guardian’s board of directors or a committee thereof may determine from time to time.

Pursuant to the terms of the Plan, Guardian may grant Non-Qualified Options to directors or consultants of Guardian and its subsidiaries at any time and from time to time as shall be determined by the Committee. The Plan also provides for the Incentive Options available to any officer or other employee of Guardian or its subsidiaries as selected by the Committee.

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

 The price at which shares of common stock covered by the option can be purchased is determined by the Committee.    In the case of an Incentive Option, the  exercise price shall not be less than the fair market value of Guardian’s common stock on the date the option was granted or in the case of any optionee who, at the time such incentive stock option is granted, owns stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of his employer corporation or of its parent or subsidiary corporation, not less than one hundred ten percent (110%) of the fair market value of such stock on the date the incentive stock option is granted.

To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period in which it may be exercised in accordance with the terms and provisions of the Plan described above, the Incentive Option or Non-Qualified Option will expire as to any then unexercised portion. To exercise an option, the Plan participant must tender an amount equal to the total option exercise price of the underlying shares and provide written notice of the exercise to Guardian. The right to purchase shares is cumulative so that once the right to purchase any shares has vested, those shares or any portion of those shares may be purchased at any time thereafter until the expiration or termination of the option.

Awards may be made to approximately twenty-three employees and former employees of Guardian, our three non-employee directors, and to consultants to Guardian.  Because awards under the Plan are determined by the board, we cannot determine the benefits or amounts of awards that will be received or granted in the future under the Plan.  As of December 31, 2004, 5,190,000 options had been granted under the Plan.  The Plan is the only plan pursuant to which options and shares may be granted or issued.

The following is a brief summary of the principal income tax consequences of awards under the Plan. This summary is based on current federal income tax laws and interpretations thereof, all of which are subject to change at any time, possibly with retroactive effect.  This summary is not intended to be exhaustive.

Non-qualified Options.

A participant who receives Non-Qualified Options does not recognize taxable income upon the grant of an option, and Guardian is not entitled to a tax deduction.  The participant will recognize ordinary income upon the exercise of the option in an amount equal to the excess of the fair market value of the option shares on the exercise date over the option price.  Such income will be treated as compensation to the participant subject to applicable withholding tax requirements.  Guardian is generally entitled to tax a deduction in an amount equal to the amount taxable to the participant as ordinary income in the year the income is taxable to the participant.  Any appreciation in value after the time of exercise will be taxable to the participant as capital gain and will not result in a deduction by Guardian.

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

A participant will recognize gain or loss upon the disposition of shares acquired from the exercise of ISOs.  The nature of the gain or loss depends on how long the option shares were held.  If the option shares are not disposed of pursuant to a “disqualifying disposition” (i.e., no disposition occurs within two years from the date the option was granted nor one year from the date of exercise), the participant will recognize long-term capital gain or capital loss depending on the selling price of the shares.  If the option shares are sold or disposed of as part of a disqualifying disposition, the participant must recognize ordinary income in an amount equal to the lesser of the amount of gain recognized on the sale, or the difference between the fair market value of the option shares on the date of exercise and the option price.  Any additional gain will be taxable to the participant as a long-term or short term capital gain, depending on how long the option shares were held.  Guardian is generally entitled to a deduction in computing its federal income taxes for the year of disposition in an amount equal to any amount taxable to the participant as ordinary income.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock owned as of as of March 19, 2004, and before by:

•

Each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock;

•

each person serving as an executive officer or director of the Company; and

•

all of our executive officers and directors of the Company as a group.

Percentage of beneficial ownership is based on 28,555,956 shares of Common Stock issued and outstanding as of March 15, 2005.

Name Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Common Stock Beneficially Owned
Robert A. Dishaw	5,367,500 (2)	18.80%
Michael W. Trudnak	5,311,000 (3)	18.60%
Sean W. Kennedy	33,000	*
M. Riley Repko	9,000	*
Charles T. Nash	8,000	*
William J. Donovan	810,000 (4)	2.84%
Steven V. Lancaster	970,000 (5)	3.40%
Darrell E. Hill	940,000 (6)	3.29%
Tobin Family Trust	2,538,761 (7)	8.89%
**All executive officers and directors as a group (8 people)	13,448,500	47.10%

(1)

Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act.  In general, a person who has voting power and/or investment power with respect to securities is treated as a beneficial owner of those securities.  For purposes of this table, shares subject to outstanding warrants and options exercisable within sixty (60) days of the date of this Annual Report are considered as beneficially owned by the person holding such securities.  To our knowledge, except as set forth in this table, we believe that the persons named in this table have sole voting and investment power with respect to the shares shown.  Except as otherwise indicated, the address of each of the directors, executive officers and 5% shareholders in this table is as follows:  Guardian Technologies International, Inc., 516 Herndon Parkway, Suite A, Herndon, Virginia  20170.

(2)

Includes 210,000 shares underlying options which are currently exercisable.

(3)

Includes 460,000 shares underlying options which are currently exercisable.

(4)

Includes 210,000 shares underlying options which are currently exercisable.

(5)

Includes 170,000 shares underlying options which are currently exercisable.

(6)

Includes 140,000 shares underlying options which are currently exercisable.

(7)

Morrie Tobin and Gale Tobin are the sole trustees of the Tobin Family Trust and have shared voting and dispositive power with regard to such shares.  The address for the trust is 40 Bassano Road, Toronto, Ontario.  The number of shares owned by the trust and the foregoing information is based solely upon information contained in an amended Schedule 13G filed by Mr. and Mrs. Tobin and the trust with the SEC on January 10, 2005.

*

Less than 1%.

**

Included in this group are Messrs. Dishaw, Trudnak, Kennedy, Repko, Nash, Donovan, Lancaster, and Hill.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following disclosures are based upon information furnished to us by management of Guardian prior to the date of the Reverse Acquisition:

•

During 2002, Mr. Moorer exercised 2,700 options to purchase common stock at $5.00 per share.

•

At December 31, 2002, Mr. Moorer had outstanding advances from the Company of approximately $23,500.

•

During the fiscal years ended December 31, 2002 and 2001, Mr. Moorer received a cash salary of $75,000 per year, rather than his $120,000 per year entitlement under his employment agreement. Mr. Moorer was granted shares of common stock totaling 270,000 shares for fiscal 2002 and 83,299 shares for fiscal 2001, such shares having a fair market value on the date of issuance of $45,000 in each instance, representing the difference between Mr. Moorer’s entitlement under his employment agreement and the cash salary actually paid.

•

In May 2003, we made an exchange offer to all of the investors who purchased units in our prior January 2000 private offering described above. Pursuant to the exchange offer, all investors who purchased units were given the right to exchange all of the warrants received as part of those units for shares of our common stock. The exchange offer consisted of one share of common stock for each unit purchased in the private offering conducted in January 2000. Messrs. Houtz and Stevens, two of our directors, purchased 10,000 units and 2,000 units, respectively, in the offering and those persons accepted the exchange offer.

The following disclosures relate to transactions to which RJL (and Guardian Technologies International, Inc. post Reverse Acquisition) and its directors, executive officers, nominees for election as a director, or any five percent beneficial owner is or was a party.

•

On October 3, 2002, Mr. Dishaw acquired 1,500 shares of common stock of RJL for nominal cash consideration.

•

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

•

On April 3, 2003, as part of the initial capitalization of Guardian, Mr. Dishaw and Mr. Trudnak acquired 3,326 and 4,279 shares of common stock of RJL, respectively, for nominal cash consideration.

•

On May 19, 2003, RJL entered into a consulting agreement with Mr. Tobin pursuant to which Mr. Tobin agreed to provide consulting services in connection with strategic selling related to our business, marketing and market development in the bio-medical industry in North America and Europe, business continuity, finance and accounting.  The consulting agreement is for a term that ends on May 1, 2005, and may be terminated by Guardian in the event a material misrepresentation by Mr. Tobin or the commencement of any action by the SEC against Mr. Tobin or any entity owned or controlled by Mr. Tobin; or by either party on not less than 30 days prior written notice.  As compensation for his services under the agreement, Mr. Tobin is entitled to receive an aggregate of 1,820,000 shares of common stock, 1,430 shares of Series A Convertible Preferred Stock, and 480 shares of Series B Convertible Preferred Stock of Guardian.  The shares of Series B Convertible Preferred Stock were issued to Mr. Tobin during August 2003 and the shares of Common Stock and Series B Convertible Preferred Stock were issued on November 19, 2003.  On February 13, 2004, the stockholders of the Company voted in the affirmative to increase the authorized common stock from 15,000,000 to 200,000,000 shares.  Upon such increase, Mr. Tobin’s shares of Series B Convertible Preferred Stock were converted into 460,000 shares of our common stock.  Mr. Tobin’s shares of Series A Convertible Preferred Stock automatically converted into 1,430,000 shares of common stock effective November 30, 2004.

•

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

•

On July 30, 2003, Guardian entered into a consulting agreement with Mr. Moorer, the former President and Chief Financial Officer of Guardian to provide consulting services in connection with, among other things, business continuity, finance and accounting, strategic planning, market development, and related services.  The agreement terminated on July 1, 2004.  As compensation for such services, Guardian issued to Mr. Moorer 150,000 shares of common stock.

•

On October 23, 2003, Guardian entered into an agreement with Difference Engines Corporation, a Maryland corporation, pursuant to which Guardian agreed to purchase certain intellectual property owned by Difference Engines, including certain compression software technology. The transaction closed on December 19, 2003. Mr. Ludwig, a director of Guardian, is also the president, a director and a principal stockholder of Difference Engines. Guardian issued 587,000 shares of its common stock as consideration for the purchase of the intellectual property and cancelled a convertible note that Difference Engines had issued to Guardian in the amount of approximately $25,000 representing advances Guardian made to Difference Engines.  The 587,000 shares of common stock will be subject to a two (2) year lock up.  Guardian has granted Difference Engines piggy-back registration rights for a period of three (3) years commencing on the date of the expiration of the lock up period with regard to the shares to be issued in the transaction.  Upon expiration of the two (2) year lock up period, in the event that the shares are not eligible for resale under Rule 144 and have not been registered under the Securities Act, the holder of the shares may demand redemption of the shares.  The redemption price is to be calculated on the basis of the average of the closing bid and asked prices of Guardian’s common stock for the 20 consecutive business days ending on the day prior to the date of the exercise of the holder’s right of redemption.  The founders of Difference Engines, including Messrs. Ludwig and Hamilton, provided certain releases to the Company related to their contribution of the technology to Difference Engines.  The closing of the acquisition of the software was subject to certain conditions, including a requirement that Difference Engines obtain approval of its stockholders for the transaction and that Messrs Ludwig and Hamilton enter into two (2) year and one (1) year employment agreements, respectively, with Guardian at base salaries of $120,000 and $90,000 per annum, respectively. Other material terms of the employment agreements are described under “Item 10. Executive Compensation - Employment Agreements,” above.

•

On November 23, 2004, our stockholders approved an amendment to the Certificate of Designations, Preferences and Rights of our Series A Convertible Preferred Stock pursuant to which each outstanding share of Series A Convertible Preferred Stock automatically converted into 1,000 shares of common stock.  Effective November 30, 2004, and without further action of the board or such stockholders, Mr. Dishaw received, upon conversion of all of the shares of Series A Convertible Preferred Stock owned beneficially and of record by him as of that date, an aggregate of 2,212,000 shares of common stock of Guardian, and Mr. Trudnak received, upon conversion of all of the shares of Series A Convertible Preferred Stock owned beneficially and of record by him as of that date, an aggregate of 1,885,000 shares of common stock of Guardian.

ITEM 13.

  EXHIBITS AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

The financial statements of the Company for the fiscal years covered by this Annual Report are located on pages F-1 to F-16 of this Annual Report.

EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Filing Date	Filed Herewith
2.1	Amended and Restated Agreement and Plan of Reorganization dated effective June 12, 2003, by and among the Company, RJL Marketing Services, Inc., and the shareholders of RJL Marketing Services, Inc.	8-K	06/26/2003
2.2	Stock Purchase Agreement, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards and Susan Richards	8-K	07/30/2004
2.3	Promissory Note, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan Richards.	8-K	07/30/2004
2.4	Cash Escrow Agreement, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan Richards.	8-K	07/30/2004
2.5	Stock Escrow Agreement, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan Richards..	8-K	07/30/2004
2.6	Employment Agreement, dated July 27, 2004, between Wise Systems Ltd. and Martin Richards.	8-K	07/30/2004
2.7	Deed of Covenant (Non-Competition Agreement), dated July 27, 2004, between the Company and Martin Richards.	8-K	07/30/2004
2.8	Deed of Covenant (Non-Competition Agreement), dated July 27, 2004 between the Company and Susan Richards	8-K	07/30/2004
3.1	Certificate of Incorporation	10-KSB	04/15/2004
3.2	Articles of Amendment to Certificate of Incorporation	10-KSB	04/15/2004
3.3	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock.	10-QSB	08/15/2003
3.4	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock.	10-QSB	08/15/2003
3.5	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, dated September 24, 2003.	10-QSB	11/14/2003
3.6	Certificate of Amendment to Certificate of Designation of Rights and Preferences of Series B Convertible Preferred Stock, dated October 27, 2003.	10-QSB	11/14/2003
3.7	Certificate Of Amendment To Certificate Of Designations of Rights and Preferences of Series A Convertible Preferred Stock, dated November 24, 2004			X
3.8	By-Laws	10-KSB	04/15/2004
4.1	Form of Common Stock Certificate	SB-2	03/22/96
10.1	Settlement Agreement, dated June 26, 2003, between the Registrant and J. Andrew Moorer.	10-QSB	08/15/2003
10.2	Exclusive Distribution Agreement, dated June 26, 2003, between RJL Marketing Services, Inc. and Diagnos, Inc.	8-K/A	08/26/2003
10.3	Consulting Agreement, dated May 19, 2003, between RJL Marketing Services, Inc. and Max Tobin.	8-K/A	08/26/2003
10.4	Consulting Agreement, dated July 30, 2003, between RJL Marketing Services, Inc. and J. Andrew Moorer.	8-K/A	08/26/2003
10.5	Employment Agreement, dated August 4, 2003, between the Registrant and Ruth H. Taylor.	10-QSB	11/14/2003
10.6	Employment Agreement, dated August 18, 2003, between the Registrant and William J. Donovan.	10-QSB	11/14/2003
10.7	Consulting Agreement, dated August 20, 2003, between the Registrant and Berthel Fisher & Company Financial Services, Inc.	10-QSB	11/14/2003
10.8	Consulting Agreement, dated September 11, 2003, between the Registrant and Clifford Neuman.	S-8	10/09/2003
10.9	Consulting Agreement, dated September 25, 2003, between the Registrant and Barry Davis.	S-8	10/09/2003
10.10	Consulting Agreement, dated September 30, 2003, between the Registrant and A.B. Goldberg.	S-8	10/09/2003
10.11	Consulting Agreement, dated July 28, 2003, between the Registrant and Redwood Consultants LLC.	10-QSB	11/14/2003
10.12	Consulting Agreement, dated July 4, 2003, between the Registrant and Tosh Consulting.	10-QSB	11/14/2003
10.13	Placement Agents Warrants, dated October 14, 2003, between the Registrant and Berthel Fisher &Company Financial Services, Inc.	10-QSB	11/14/2003
10.14	Alliance Partner Agreement, dated September 17, 2003, between the Registrant and Telinks Canada Ltd.	10-QSB	11/14/2003
10.15	Compensation Agreement, dated September 18, 2003, between the Registrant and Telinks Canada Ltd.	10-QSB	11/14/2003
10.16	Asset Purchase Agreement, dated October 23, 2003, among the Registrant, Difference Engines Corporation.	10-QSB	11/14/2003
10.17	Amendment Agreement, dated September 22, 2003, between the Registrant and Berthel Fisher & Company Financial Services, Inc.	10-QSB	11/14/2003
10.18	Settlement Agreement dated March 16, 2004 between the Registrant and Cappello Capital Corporation.	10-KSB	04/15/2005
10.19

Note and Warrant Purchase Agreement, dated as of December 8, 2003 between the Registrant and each of the undersigned purchasers:  Charles Bell, Daniel Denardis, Scott Porter, Alan Stamper, Edward Tschiggfrie, and Bret Williams.

		10-KSB	04/15/2005
10.20	Convertible Promissory Note, dated December 11, 2003 between the Registrant and Charles T. Bell.	10-KSB	04/15/2005
10.21	Common Stock Warrant Agreement, dated December 11, 2003, between the Registrant and Charles T. Bell.	10-KSB	04/15/2005
10.22	Supplemental Common Stock Warrant Agreement, dated December 11, 2003, between the Registrant and Charles T. Bell.	10-KSB	04/15/2005
10.23	Convertible Promissory Note, dated December 19, 2003 between the Registrant and Daniel Denardis.	10-KSB	04/15/2005
10.24	Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Daniel Denardis.	10-KSB	04/15/2005
10.25	Supplemental Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Daniel Denardis.	10-KSB	04/15/2005
10.26	Convertible Promissory Note, dated December 19, 2003 between the Registrant and Scott Porter.	10-KSB	04/15/2005
10.27	Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Scott Porter.	10-KSB	04/15/2005
10.28	Supplemental Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Scott Porter.	10-KSB	04/15/2005
10.29	Convertible Promissory Note, dated December 8, 2003 between the Registrant and Alan Stamper.	10-KSB	04/15/2005
10.30	Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Alan Stamper.	10-KSB	04/15/2005
10.31	Supplemental Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Alan Stamper.	10-KSB	04/15/2005
10.32	Convertible Promissory Note, dated December 8, 2003 between the Registrant and Edward D. Tschiggfrie.	10-KSB	04/15/2005
10.33	Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Edward D. Tschiggfrie.	10-KSB	04/15/2005
10.34	Supplemental Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Edward D. Tschiggfrie.	10-KSB	04/15/2005
10.35	Convertible Promissory Note, dated December 19, 2003 between the Registrant and Edward D. Tschiggfrie.	10-KSB	04/15/2005
10.36	Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Edward D. Tschiggfrie.	10-KSB	04/15/2005
10.37	Supplemental Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Edward D. Tschiggfrie.	10-KSB	04/15/2005
10.38	Convertible Promissory Note, dated December 8, 2003 between the Registrant and Bret Williams.	10-KSB	04/15/2005
10.39	Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Bret Williams.	10-KSB	04/15/2005
10.40	Supplemental Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Bret Williams.	10-KSB	04/15/2005
10.41	Amended And Restated 2003 Stock Incentive Plan.	10-KSB	04/15/2005
10.42	Employment Agreement, dated December 3, 2003, between the Registrant and Walter Ludwig.	8-K	01/30/2004
10.43	Employment Agreement, dated December 3, 2003, between the Registrant and Victor Hamilton.	8-K	01/30/2004
10.44	Amended Employment Agreement, dated December 20, 2004, between the Registrant and Michael W. Trudnak	8-K	12/20/2004
10.45	Amended Employment Agreement, dated December 20, 2004, between the Registrant and Robert A. Dishaw	8-K	12/20/2004
10.46	Amended Employment Agreement, dated December 20, 2004, between the Registrant and Darrell E. Hill	8-K	12/20/2004
10.47	Amended Employment Agreement, dated December 20, 2004, between the Registrant and Steven V. Lancaster	8-K	12/20/2004
10.48	Placement Agreement, dated January 26, 2005 between the Registrant and Berthel Fisher & Company Financial Services, Inc.	8-K	02/02/2005
10.49	Agency Agreement, dated January 26, 2005, between the Registrant and The Shemano Group	8-K	02/02/2005
14.1	Code of Ethics of the Company for Chief Executive Officer and Senior Financial Officers	10-KSB	04/15/2004
21	List of Subsidiaries			X
23	Consent of Independent Registered Public Accounting Firm			X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer			X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer			X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

REPORTS FILED ON FORM 8-K

December 20, 2004 – Guardian reported the voting results of its 2004 Annual Meeting of Stockholders and amendments to the Employment Agreements with Messrs. Trudnak, Dishaw, Hill and Lancaster.

December 22, 2004 - Guardian reported that it has entered into a three-year teaming agreement with Lockheed Martin Systems Integration-Owego d/b/a Lockheed Martin Distribution Technologies, a business unit of Lockheed Martin Corporation.

ITEM 14.

  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

During the last two fiscal years ended December 31, 2004 and 2003, respectively, the aggregate fees billed by Aronson & Company for the professional services rendered for the audit of the Company’s annual financial statements and for the reviews of the financial statements included in the Company’s Form 10-QSB were approximately $72,480 and $41,516, respectively.

AUDIT-RELATED FEES

“Audit-related” fees include assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements, such as review of SEC filings, merger and acquisition due diligence and related services. The aggregate fees billed by Aronson & Company for services related to the performance of their audit and review of financial statements that are not included in “audit fees” above were approximately $14,859 and $14,599 for the fiscal years ended December 31, 2004 and 2003, respectively.

During the fiscal year ended December 31, 2003, we paid audit related fees of $700 to Schumacher & Associates, the Company’s previous auditors.

TAX FEES

Tax fees include the aggregate fees billed for tax-related services, such as tax return review, preparation and compliance, as well as strategic tax planning services, and structuring of acquisitions. The aggregate fees billed by Aronson & Company for these services were approximately $3,224 and $2,436 for the fiscal years ended December 31, 2004 and 2003, respectively.

ALL OTHER FEES

During the last two fiscal years ended December 31, 2004 and 2003, respectively, there were no fees billed by Aronson & Company for professional services other than those described above.  None of such services were approved pursuant to the de minimis exemption provided in Rule 2-01(7)(i)(C) of Regulation S-X.

AUDIT COMMITTEE’S PRE-APPROVAL PRACTICE

Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the audit committee of the Board of Directors, or unless the services meet certain de minimis standards. The audit committee has pre-approved Aronson’s audit and audit-related services for fiscal 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned duly authorized.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
By:	/s/ Michael W. Trudnak
Chief Executive Officer (Principal Executive Officer)
By:	/s/ William J. Donovan
Chief Financial Officer (Principal Accounting Officer)

 Dated:     May 13, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title
/s/ Michael W. Trudnak Michael W. Trudnak Date: May 13, 2005	Chairman of the Board, Chief Executive Officer, Treasurer, Secretary and Director (Principal Executive Officer)
/s/ Robert A. Dishaw Robert A. Dishaw Date: May 13, 2005	President, Chief Operating Officer and Director
/s/ William J. Donovan William J. Donovan Date: May 13, 2005	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)
/s/ Charles T. Nash Charles T. Nash Date: May 13, 2005	Director
/s/ Sean W. Kennedy Sean W. Kennedy Date: May 13, 2005 /s/ M. Riley Repko	Director
M. Riley Repko Date: May 13, 2005	Director

5