Form 10KSB/A
period 2004-12-31
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2005-05-16
CIK 873198

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

AMENDMENT TO ANNUAL REPORT ON FORM 10-KSB

We are amending our Annual Report on Form 10-KSB to incorporate our Financial Statements and Footnotes that were dropped from the electronic transmission to the Securities and Exchange Commission.

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

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

TOGETHER WITH THE REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

51

CONSOLIDATED FINANCIAL STATEMENTS

52

Consolidated Balance Sheet

52

Consolidated Statements of Operations

53

   Consolidated Statement of Stockholders’ Equity and Comprehensive Loss

54

Consolidated Statements of Cash Flows

57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

59

Basis of Presentation

59

Significant Accounting Policies

59

Acquisitions

70

Goodwill and Intangible Assets

71

Income Taxes

72

Contingencies

73

Employment Agreements

74

Related Party Transactions

75

Operating Leases

76

Subsequent Events

76

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors

Guardian Technologies International, Inc.

Herndon, Virginia

We have audited the accompanying Consolidated Balance Sheet of Guardian Technologies International, Inc. and Subsidiaries as of December 31, 2004, and the related Consolidated Statements of Operations, Stockholders’ Equity and Comprehensive Loss, and Cash Flows for each of the two years in the period ended December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guardian Technologies International, Inc. and Subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses since inception and is dependent upon its ability to raise additional funding through debt or equity financing to continue its operations.  As a result, the Company may not be able to continue to meet its obligations as they come due.   These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters also are described in Note 1.  The financial statements do not include any adjustments that might arise from the outcome of this uncertainty.

ARONSON & COMPANY

Rockville, Maryland

May 12, 2005

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

ASSETS
DECEMBER 31, 2004
Current assets:
Cash and cash equivalents	$ 925,999
Accounts receivable	59,312
Other current assets	25,184
Prepaid expenses	303
Total current assets	1,010,798

Equipment, net	132,772

Other assets:
Deposits	8,881
Goodwill	126,472
Intangible assets, net	2,250,151

Total assets	$ 3,529,074

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 278,439
Accrued expenses	132,306
Deferred revenue	59,556

Total current liabilities	470,301

Stockholders' Equity
Common stock, $0.001 par value -
Authorized - 200,000,000 shares
Issued and outstanding - 28,042,320	28,043
Stock subscription receivable	(999,638)
Accumulated comprehensive income	111,628
Deferred stock compensation	(4,713,216)
Additional paid-in capital	44,112,739
Deficit accumulated	(35,480,783)
Total stockholders' equity	3,058,773

Total liabilities and stockholders' equity	$ 3,529,074

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003

Net revenues	$ 100,988	$ -

Cost of sales	208,574	-

Gross profit (loss)	(107,586)	-

Operating expenses:
Selling, general and administrative	4,447,943	2,197,041
Impairment of software technology	1,498,731	-
Depreciation	31,572	26,734
Amortization of intangibles	974,624	-
Amortization of stock compensation	20,771,248	4,277,242
Total operating expenses	27,724,118	6,501,017

Operating loss	(27,831,704)	(6,501,017)

Other income (expense):
Interest income	19,904	-
Interest expense	(1,043,321)	(23,417)
Total other income (expense)	(1,023,417)	(23,417)

Net loss	$ (28,855,121)	$ (6,524,434)

Loss per common share:
Basic and dilutive	$ (1.44)	$ (0.78)

Weighted average number of shares used in computing basic and dilutive net loss per share:	20,086,795	8,314,785

The accompanying notes are an integral part of the financial statements.

1. Consolidated Statement of Stockholders’ Equity and Comprehensive Loss

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital
Balance, December 31, 2002	907,950	$ 908	-	-	$ (908)
Stock issued to founders	4,603,550	4,604	4,097	819	(5,423)
Stock issued to former shareholders at reverse acquisition	2,150,000	2,150	-	-	(2,150)
Stock issued for consulting services	4,250,000	4,250	2,600	520	5,216,030
Stock issued to placement agent	25,000	25			93,725
Stock issued to acquire software technology	587,000	587			2,259,363
Sale of stock	1,000,000	1,000	678	136	1,328,759
Warrants for the purchase of common stock	-	-	-	-	1,006,285
Stock options issued	-	-	-	-	3,268,475
Stock compensation remeasurement	-	-	-	-	8,951,582
Amortization of deferred compensation expense	-	-	-	-	-
Net Loss	-	-	-	-	-
Comprehensive loss	-	-	-	-	-
Balance, December 31, 2003	13,523,500	13,524	7,375	1,475	22,115,738
Stock issued for consulting services	245,000	245	-	-	2,310,255
Stock issued in settlement of claim	287,500	288	-	-	3,075,962
Stock options issued	-	-	-	-	6,434,650
Stock issued to placement agent	199,800	199	-	-	(199)
Sale of stock	5,337,603	5,338	-	-	7,637,746
Subscription agreement for the sale of stock	-	-	-	-	999,638
Warrants for the purchase of common stock	-	-	-	-	799,990
Cashless exercise of stock purchase warrants	197,368	197	-	-	(197)
Contingent, performance-based stock held in escrow under terms of the Wise Systems acquisition	106,739	107	-	-	(107)
Employee stock options exercised	270,000	270	-	-	157,230
Conversion of preferred stock to common stock	7,375,330	7,376	(7,375)	(1,475)	(5,901)
Conversion of notes payable to common stock	499,480	499	-	-	798,686
Forfeiture of employee stock options	-	-	-	-	(1,370,500)
Stock compensation remeasurement	-	-	-	-	1,159,748
Amortization of deferred compensation expense	-	-	-	-	-

Foreign currency translation					-
Net Loss	-	-	-	-	-
Comprehensive loss	-	-	-	-	-
Balance, December 31, 2004	28,042,320	$ 28,043	-	$ -	$ 44,112,739

Deferred Stock Compensation	Stock Subscription Receivable	Cumulative Foreign Currency Translation Adjustment	Accumulated Deficit	Total Stockholders' Equity (Deficit)	Accumulated Comprehensive Loss
-	-	-	$ (101,228)	$ (101,228)	$ (101,228)
-	-	-	-	-	-
-	-	-	-	-	-
(4,560,800)	-	-	-	660,000	-
-	-	-	-	93,750	-
-	-	-		2,259,950	-
-	-	-		1,329,895	-
-	-	-	-	1,006,285	-
(3,268,475)	-	-	-	-	-
(8,951,582)	-	-	-	-	-
2,907,440	-	-	-	2,907,440	-
-	-	-	(6,524,434)	(6,524,434)	(6,524,434)
-	-	-	-	-	(6,524,434)
(13,873,417)	-	-	(6,625,662)	1,631,658	(6,625,662)
(248,000)	-	-	-	2,062,500	-
-	-	-	-	3,076,250	-
(6,434,650)	-	-	-	-	-
-	-	-	-	-	-
-	-	-	-	7,643,084	-
-	(999,638)	-	-	-	-
-	-	-	-	799,990	-
-	-	-	-	-	-
-	-	-	-	-	-
-	-	-	-	157,500	-
-	-	-	-	-	-
-	-	-	-	799,185	-
1,370,500	-	-	-	-	-
(1,159,748)	-	-	-	-	-
15,632,099	-	-	-	15,632,099	-
-	-	111,628		111,628	111,628
-	-	-	(28,855,121)	(28,855,121)	(28,855,121)
-	-	-	-	-	(28,743,493)
$ (4,713,216)	$ (999,638)	$ 111,628	$ (35,480,783)	$ 3,058,773	$ (35,369,155)

CONSOLIDATED STATEMENTS OF CASH FLOWS

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003

OPERATING ACTIVITIES:
Net loss	$ (28,855,121)	$(6,524,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	982,034	26,734
Stock-based compensation expense	20,771,248	4,277,242
Impairment of software licenses	-	140,000
Impairment of stock warrants	145,684	-
Impairment of acquired intangible assets	1,498,731	-
Non-cash interest expense	1,029,158	20,417
Foreign currency translation adjustment	(13,262)	-
Changes in operating assets and liabilities:
Accounts receivable	34,522	-
Other current assets	(24,345)	(100)
Prepaids	(103)	(200)
Deposits	149,019	(157,900)
Accounts payable	(128,281)	182,480
Accrued expenses	(472,714)	527,176
Deferred revenue	(48,972)	-
Net cash used in operating activities	(4,932,402)	(1,508,585)

INVESTING ACTIVITIES:
Purchase of equipment	(105,791)	(37,170)
Purchase of software licenses	-	(140,000)
Acquisition of software	-	(25,000)
Acquistion, net of cash received	(2,229,783)	-
Investment in patents	(9,333)	-
Net cash used in investing activities	(2,344,907)	(202,170)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	7,894,334	500,000
Proceeds from issuance of preferred stock	-	829,895
Proceeds from convertible bridge notes	-	700,000
Net cash provided by financing activities	7,894,334	2,029,895

Effect of exchange rate changes on cash and cash equivalents	(10,255)	-

Net increase in cash and cash equivalents	606,770	319,140

Cash and cash equivalents at the beginning of the period	319,229	89

Cash and cash equivalents at the end of the period	$ 925,999	$ 319,229

The accompanying notes are an integral part of the financial statements.

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 14,163	$ 3,000
Common stock issued to founders	$ 261	$ 5,512
Class A preferred issued to founders	$ (1,105)	$ 819
Common stock issued in acquisition of software	$ -	$ 2,259,950
Common stock issued to placement agent for future financing	$ -	$ 93,750
Note forgiven in acquisition of software	$ -	$ 25,000
Warrants issued to agents for common stock offerings	$ 2,323,589	$ 25,139
Warrants issued to agent for convertible notes	$ -	$ 250,789
Warrants issued as settlement of placement agreement	$ -	$ 709,803
Conversion of bridge note principal balance to common stock	$ 700,000	$ -
Conversion of bridge note accrued interest to common stock	$ 99,185	$ -

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

Guardian Technologies International, Inc. (along with its subsidiaries, the “Company”) is the successor consolidated entity formed by the reverse acquisition on June 26, 2003, by RJL Marketing Services, Inc. (“RJL”) of Guardian Technologies International, Inc., a publicly-held company.

The Company is a developer of intelligent imaging informatics technology focused on the U.S. Government and healthcare (radiology) markets.  The Company’s business objective is to deliver state-of-the-art imaging products for the analysis, knowledge mining, and detection of image anomalies.

In July 2004, the Company acquired Wise Systems Ltd. (“Wise”) which provided the Company with a business dedicated to the development of healthcare products for the radiology marketplace.  The acquisition of Wise Systems Ltd. provides the Company with a branded product, a reference able client base, and an entrée to the healthcare marketplace for the Company’s intelligent imaging technologies.

Prior to this Annual Report of Form 10KSB, the Company reported its financial information in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Companies.”  The Company has commenced its intended operations and is no longer devoting substantial efforts solely to the establishment of the business.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current period presentation.  These classifications had no effect on the previously reported net loss.

Financial Condition

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

Guardian has incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations.

The Company’s ability to continue as a going concern and meet its obligations as they come due is dependent upon its ability to raise sufficient cash as discussed above.  The existing cash balance, at December 31, 2004, and the $998,638 of proceeds from a stock subscription agreement (details of the transaction are disclosed in Footnote 5 below) the Company received during January 2005, will provided working capital for operations through May 31, 2005.  The Company, in May 2005, entered into a placement agent agreement with an investment bank to offer a private placement financing on a ‘best efforts’ basis up to $10,000,000.  Management is confident that the entire $10,000,000 will be raised prior to the expiration of the placement agent agreement.  The Company anticipates it will need to increase the current workforce significantly to achieve commercially viable sales levels.  There can be no guarantee that these needs will be met or that sufficient cash will be raised to permit operations to continue.  Should the Company be unable to raise sufficient cash to continue operations at a level necessary to achieve commercially viable sales levels, the liquidation value of the Company’s non-current assets may be substantially less than the balances reflected in the financial statements and the Company may be unable to pay its creditors.

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of Guardian Technologies International, Inc. and its subsidiaries, RJL Marketing Services, Inc., UK Guardian Healthcare Systems Ltd., and Wise

Systems Ltd., in which it has the controlling interest.  Subsidiaries acquired are consolidated from the date of acquisition.  All significant intercompany balances and transactions are eliminated in consolidation.

Cash Equivalents - Cash and cash equivalents are stated at cost, which approximates market, and consists of interest and non-interest bearing accounts at a bank.  Balances may periodically exceed Federal insurance limits.  The Company does not consider this to be a significant risk.  The Company considers all highly liquid debt instruments with initial maturities of 90 days or less to be cash equivalents.

Accounts Receivable – Accounts receivable are customer obligations due under normal trade terms and are stated at cost less any allowance for doubtful accounts.  The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible.  At December 31, 2004, the Company considered all receivables currently due and collectible and recorded no allowance for doubtful accounts.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and amortization.  Guardian provides for depreciation and amortization by charges to operations on a straight-line basis, in amounts estimated to allocate the cost of the assets over their estimated useful lives, as follows:

Asset Classification	Useful Lives
Computer equipment and software	3 years
Furniture and fixtures	5 years

Intangible Assets – Intangible assets consist of acquired software and patents.  The acquired software is being amortized on a straight-line basis over 5 years.  Patent acquisition costs pertaining to PinPoint have been capitalized and are being amortized over the 20 year legal life of the patents.  The Company evaluates the periods of amortization continually to determine whether later events or circumstances warrant revised estimates of useful lives.

Excess of Purchase Price over Net Assets Acquired – Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired.  To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets.  Effective January 1, 2002, with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, goodwill is no longer to be amortized.

Goodwill from the acquisition of Wise Systems Ltd. is $126,472.

Impairment of Excess Purchase Price over Net Assets Acquired – The Company has adopted SFAS No. 142.  Under this standard, goodwill will be tested for impairment on an annual basis or whenever indicators of impairment arise.  The Company recognized no impairment as of December 31, 2004.

Impairment of Long-Lived Assets – The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The Company’s assessment for impairment of assets involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition.  An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.   During 2003, the Company determined that its entire investment in MCubix software licenses was impaired.  The Company wrote-off the $140,000 investment.

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

Foreign Currency Translation – The accounts of the Company’s foreign subsidiaries are maintained using the local currency as the functional currency.  For subsidiaries, assets and liabilities are translated into U.S. dollars at the period end exchange rates, and income and expense accounts are translated at average monthly exchange rates.  Net gains or losses from foreign currency translation are excluded from operating results and are accumulated as a separate component of stockholders’ equity.

Revenue Recognition - Revenues are derived primarily from the sublicensing and licensing of computer software, installations, training, consulting, software maintenance and sales of PACS, RIS and RIS/PACS solutions.  Inherent in the revenue recognition process are significant management estimates and judgments, which influence the timing and amount of revenue recognized.

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

Research and Development - Guardian accounts for its software and solutions research and development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.”  During the years ended December 31, 2004 and 2003, Guardian expensed $740,566 and $287,414, respectively.  No amounts were capitalized in either year.

Loss per Common Share - Basic net loss per share is calculated using the weighted-average number of shares of common stock outstanding, including restricted shares of common stock.  The effect of common stock equivalents is not considered as it would be anti-dilutive.

Comprehensive Loss – Comprehensive loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  Comprehensive loss is comprised of net loss and foreign currency translation adjustments.

Use of Estimates - The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Changes in these estimates and assumptions may have a material impact on the consolidated financial statements.

Fair Value of Financial Instruments - The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value based on the liquidity of these financial instruments and their short-term nature.

Income Taxes - The Company accounts for income taxes under the liability method.  Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce tax assets to the amounts expected to be realized.

Segment Information - SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements.  It also establishes standards for related disclosures about products and services, geographic areas, and major customers.  The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.  The Company’s chief operating decision-maker is considered to be the Company’s chief executive officer (“CEO”).  The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions for purposes of making operating decisions and assessing financial performance.  The entity level financial information is identical to the information presented in the accompanying statements of operations.  For 2004, the Company only had one group of similar products and services.  Therefore, the Company has determined that it operates in a single operating segment: radiology information and picture archiving and communication systems.

The Company operates in North America and Europe.  In general, revenues are attributed to the country in which the contract originates.

Geographic Information
Year ended December 31, 2004
Revenues:
North America:
Software licenses	$20,000
Maintenance and support fees	-
Total North America	$20,000

United Kingdom:
Software licenses	$-
Maintenance and support fees	80,988
Total United Kingdom	$80,988
Total	$100,988

December 31, 2004
Long-lived assets:
North America	$129,165
United Kingdom	2,389,111
Total	$2,518,276

Long-lived assets consist primarily of goodwill, software, patents, and property and equipment.

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

Stock-Based Compensation - The Company measures compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  The Company applies the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure as if the fair value-based method had been applied in measuring compensation expense.  Under APB No. 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.  The Company issued options to purchase 3,260,000 shares with a strike price less than fair market value that resulted in total compensation expense of $6,434,650 of which $5,708,956 was recognized in 2004.

As required under SFAS No. 123, the pro forma effects of stock-based compensation on net income and earnings per common share for employee stock options granted have been estimated at the date of grant and beginning of the period, respectively, using a Black-Scholes option pricing model.  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net loss over the options’ vesting period.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are not transferable.

The following weighted-average assumptions were used for the year ended December 31, 2004 and 2003:

	2004	2003
Risk-free interest rate	4.0%	2.0%
Expected volatility	133.0%	5.0%
Dividend yield	0.0%	0.0%
Expected life	6 years	10 years

FINANCING ARRANGEMENTS

Beginning December 8, 2003, and concluding December 19, 2003, we entered into a series of purchase agreements with eight individuals under which convertible promissory notes in the aggregate amount of $700,000 and warrants to purchase 311,250 shares of our common stock were issued.  200,000 of the warrants are exercisable during the eighteen (18) month period commencing on the date of issuance at a price of $2.50 per share.  The remaining warrants are exercisable as follows:  (i) 80,000 warrants exercisable during the twenty-four (24) month period commencing on the date of issuance at a price of $2.50 per share, and (ii) 31,250 warrants exercisable during the sixty (60) month period commencing on the date of issuance at a price of $5.00 per share.  The proceeds of the sale of the notes were used by the Company for working capital purposes.  The notes bore interest at 10% and were repayable sixty days after the date of issuance of the notes (maturity date).  The warrants contain certain anti-dilution provisions in the event of a stock dividend, subdivision or our capital stock, capital reorganization, consolidation or merger of Guardian.  The warrants also contain piggy back registration rights.  The unpaid notes and interest, which were extended for 120 days beyond the maturity date, bore interest at the rate of 18% per annum.  The face amount of the notes was reduced by the value of the warrants of $230,372 as described above.  This discount was amortized to interest expense over the 60 day term of the notes.  The bridge notes matured during February 2004 and were extended by the note holders for an additional 120 days.  In consideration of the extension of the maturity date of the bridge notes, we issued each note holder an additional warrant, on the same terms and conditions as the original warrants, for each of the original 331,250 warrants.  The fair market value of the warrants of $700,000 was calculated using the Black-Scholes Model and was limited to the $700,000 face value of the notes.  The value of the warrants increased Additional Paid In Capital.  On April 28, 2004, all holders of the convertible bridge financing notes elected to convert their outstanding principal and accrued interest into equity, on the same terms and conditions as the private placement.  At that time, the note holders converted $700,000 in outstanding principal and $99,185 of accrued interest into 499,480 shares of Guardian common stock (converted at $1.60 per share) and 124,870 stock purchase warrants ($2.65 per share expiring twenty-four [24] months from date of issue).

PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31:

	2004	2003
Computer equipment	$186,636	$37,170
Software	61,188	-
	247,824	37,170
Less: Accumulated depreciation	115,052	2,165
	$132,772	$35,005

STOCKHOLDERS’ EQUITY

Fair value is determined by reference to the price the stock traded at on the measurement date, which may not be the date the equity instrument was issued.  Stock options included in stockholders’ equity reflect only those issued at an exercise price which was less than fair value (as defined above).  In the case of stock grants, fair value is set at the measurement date, which in the case of employees, is the date of binding commitment.  In the case of outside consultants, the measurement date is the date at which their performance is complete.  This total cost is first reflected as deferred compensation in stockholders’ equity (deficit) and then amortized to compensation expense on a straight-line basis over the period over which the services are performed.  When the measurement date is not the date of grant, the total cost is remeasured at the end of each reporting period based on the fair market value on that date, and the amortization is adjusted.

Warrants were valued under the Black-Scholes method using the following assumptions:

Volatility

133%

Interest Rates

1.38%

Life

as described in the following section.

Common Stock

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

During April and May 2004, the Company closed a $7,992,016 private placement of 4,995,010 shares and 1,248,752 warrants.  The securities were placed by Berthel Fisher.  The offering generated net proceeds of $7,221,499 after deducting commissions, investment banking fees, and legal expenses of $803,381.

The table below details the investment transactions that occurred:

		Shares	Warrants		Cash
	Amount	Issued to	Issued to	FMV of	Paid for	Net
Date	Invested	Investors	Investors	Warrants	Expenses	Proceeds

Mar 24	$195,194	121,996	30,499	$37,654	$30,612	$164,582
Apr 02	185,498	115,936	28,984	57,968	16,725	168,773
Apr 20	275,072	171,920	42,980	207,593	34,795	240,277
Apr 27	656,960	410,600	102,650	896,135	59,156	597,804
May 3	2,100,752	1,312,970	328,243	1,716,706	189,098	1,911,654
May 14	4,578,540	2,861,588	715,397	1,917,264	472,995	4,105,545
	$7,992,016	4,995,010	1,248,752	$4,833,320	$803,381	$7,188,635

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

On April 23, 2004, Guardian issued an aggregate of 287,500 shares of its common stock, with a fair market value of $3,076,250, in settlement of claims by certain brokers who alleged they were entitled to certain equity compensation.  In consideration of the issuance of the shares, the brokers executed a release of all claims against Guardian.  Guardian granted the brokers certain piggyback registration rights in connection with the issuance of the shares.  The shares were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and are restricted securities within the meaning of Rule 144(a)(3).

On November 8, 2004, the Company accepted direct investments from two investors of $416,000 and $45,000, respectively, on the same terms and conditions as the private placement offering.  The investors received 260,000 and 28,125 shares of common stock, as well as, 65,000 and 7,031 stock purchase warrants at a price of $2.65 per share, expiring eighteen months from the date of issuance.

On December 8, 2004, the Company entered into a Stock Subscription Agreement with investors totaling $999,638. This transaction was recorded in the equity section of the balance sheet as a stock subscription receivable and unissued common stock.  Subsequent to December 31, 2004, the Company issued, under the Stock Subscription Agreement, an aggregate of 363,637 shares of common stock to certain accredited investors for proceeds to the Company of $999,638.

During 2004, the Company’s employees exercised 270,000 incentive stock options which resulted in the issuance of 270,000 shares of common stock for cash proceeds to the Company of $157,500.

On May 15, 2004, the Company issued 250,000 shares of common stock for the completion of consulting services and recorded an expense of $2,062,250.

On August 30, 2004, the Company issued 50,000 shares of common stock as compensation for services rendered under a consulting services agreement and recorded an expense of $125,000 during 2004.

On December 18, 2004, the Company issued 25,000 shares of common stock to its investor relations firm for services to be rendered under a one year consulting services agreement and recorded a deferred compensation expense of $123,000 which will be expensed during 2005.

Preferred Stock

The Company has the authority to issue 1,000,000 shares of preferred stock.  The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares.

The shareholders of RJL received 4,097 shares of Series “A” Preferred Stock, $0.20 par value per share (“Preferred A”) of the Company.  In addition, the Company committed 1,430 shares as compensation under a consulting agreement for the successful targeting and closing of the reverse acquisition.  The shares of Preferred A have a preferential liquidation value of $0.20 per share and each share will be automatically converted into 1,000 shares of common stock of the Company (subject to certain anti-dilution adjustments) upon the Company attaining Earnings Before Income Taxes and Depreciation and Amortization (EBITDA) aggregating $2,500,000 commencing on the date of the reverse acquisition and terminating on June 26, 2005, as evidenced by the Company’s financial statements contained in its reports filed with the SEC under the Securities Exchange Act of 1934.  The foregoing shares were issued to the RJL shareholders in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (“the Act”) and set forth in Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder and constitute “restricted securities” within the meaning of Rule 144 (a)(3) under the Act.

On November 23, 2004, the stockholders of the Company voted in the affirmative to automatically convert all shares of the Company’s Series A Convertible Preferred Stock into shares of Common Stock.  Messrs. Dishaw and Trudnak, are directors, executive officers, and principal stockholders of Guardian, and are interested persons and directly affected by the outcome of this conversion.  Moreover, Mr. Tobin the third holder of the Series A Convertible Preferred Stock, is a principal stockholder of Guardian.  Robert A. Dishaw, the President, the Chief Operating Officer, a director, and a principal stockholder of Guardian, owns beneficially and of record 2,212 shares of Series A Convertible Preferred Stock.  Michael W. Trudnak, the CEO, Chairman, Secretary, a director, and a principal stockholder of Guardian, owns beneficially and of record 1,885 shares of Series A Convertible Preferred Stock.  Effective November 30, 2004, and without further action of the board or such stockholders, Mr. Dishaw received, upon conversion of all of the shares of Series A Convertible Preferred Stock owned beneficially and of record by him as of that date, an aggregate of 2,212,000 shares of common stock of Guardian, and Mr. Trudnak received, upon conversion of all of the shares of Series A Convertible Preferred Stock owned beneficially and of record by him as of that date, an aggregate of 1,885,000 shares of common stock of Guardian.  Mr. Tobin owns beneficially and of record 1,430 shares of Series A Convertible Preferred Stock as of that date and upon conversion received an aggregate of 1,430,000 shares of common stock of Guardian.

We designated an aggregate of 1,170 shares of our preferred stock as Series B Convertible Preferred Stock, $0.20 par value per share (“Preferred B”).  Holders of Preferred B shares are not entitled to receive dividends, to vote their shares (except as required by Delaware law), or to any preemptive rights.  Holders are entitled to a liquidation preference of $0.20 per share and an automatic conversion of each Preferred B share into 1,000 shares of common stock (subject to certain anti-dilution adjustments) upon the Company obtaining shareholder approval for an increase in the number of common shares authorized.  Shares of Preferred B are not otherwise convertible.  At the date of the reverse acquisition all of the Preferred B shares had been committed to consultants.  The Company issued the Preferred B shares as follows:  (i) 690 shares for investor relations services, and (ii) 480 shares for marketing and sales initiatives within the life sciences market.  These shares were converted to common stock effective February 13, 2004.

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

On September 24, 2003, the Company engaged Berthel Fisher & Company Financial Services, Inc. (“BFC”) to act as its placement agent in connection with a contemplated offering to certain “accredited investors” pursuant to Rule 506 of Regulation D under the Act.  The Board of Directors authorized the issuance of up to 2,400 shares of a Series C Convertible Preferred Stock, $0.20 par value per share (“Preferred C).  Shares of Preferred C carry substantially the same designations and rights as the Preferred B shares.

During October and November, 2003, the Company closed on the sale of an aggregate of 545 shares of Series C Convertible Preferred Stock.  Berthel Fisher acted as the placement agent for the offer and sale of such shares.  We received net proceeds from the sale of such shares of $629,895, and issued to Berthel Fisher placement agent’s warrants to purchase an aggregate of 21,832 shares of our common stock, and to reimburse certain extraordinary expenses of Berthel Fisher.  The placement agent’s warrants are exercisable at a price of $1.95 per share during the five year period following the issuance thereof and contain piggy back registration rights.

On February 13, 2004, at a Special Meeting of Stockholders of the Company, the Company’s stockholders voted to increase the number of shares of Common Stock from 15,000,000 to 200,000,000.  Approval of the increase in common stock initiated the automatic conversion of 1,303.3 shares of Series B Convertible Preferred Stock and 545 shares of Series C Convertible Preferred Stock into 1,303,300 and 545,000 shares of common stock, respectively.

Stock Warrants

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

On September 18, 2003, we entered into an Alliance Partner Agreement with Telinks Canada Ltd. (“Telinks”) to jointly provide a broad range of intelligent systems solutions to the existing and future clients of Telinks and Telinks’ affiliated companies.  The Alliance Partner Agreement provided Guardian with a minimum guarantee of $2 million in revenues.  In addition, the sole owner of Telinks was granted a warrant to acquire 200,000 shares of common stock at an exercise price of $2.00 per share.  The warrants expire September 16, 2005.  To date Telinks has been unsuccessful in generating any revenues for Guardian.  Based on Telinks financial inability to pay Guardian the $2 million guarantee, the parties verbally agreed in September 2004 to terminate the agreement.  The Company has determined that the asset was impaired and the deferred costs were written off.

The table below represents all of the Company’s outstanding warrants at December 31, 2004.

	Expiration Date	Exercise Price	Number of Warrants Granted and Outstanding
Placement agent	Oct 14, 2008	$1.95	16,320
Placement agent	Nov 24, 2008	$1.95	5,480
Placement agent	Mar 23, 2009	$1.92	12,200
Placement agent	Apr 1, 2009	$1.92	11,594
Placement agent	Apr 19, 2009	$1.92	17,192
Placement agent	Apr 26, 2009	$1.92	41,060
Placement agent	May 2, 2009	$1.92	131,297
Placement agent	May 13, 2009	$1.92	286,159
			521,302

Bridge note	Jun 7, 2005	$2.50	200,000
Bridge note	Jun 10, 2005	$2.50	100,000
Bridge note	Jun 18, 2005	$2.50	100,000
Bridge note	Dec 18, 2005	$2.50	160,000
Bridge note	Dec 7, 2008	$5.00	62,500
Bridge note/placement conversion	Oct 27, 2005	$2.50	124,870
			747,370

Placement investors	Sep 23, 2005	$2.65	1,248,752
Placement investors	Feb 25, 2009	$2.65	65,000
Placement investors	Sep 25, 2005	$2.65	17,031
Placement investors	Oct 1, 2005	$2.65	3,625
			1,334,408

Consultant compensation	May 19, 2007	$5.00	250,000

Total outstanding warrants			2,853,080

2003 Stock Incentive Plan

On August 29, 2003, our board of directors adopted our 2003 Stock Incentive Plan and amended and restated the plan on December 2, 2003 (“Plan”).  On February 13, 2004, the stockholders approved the Plan and an increase in the authorized number of shares of common stock to 200,000,000.  Under the Plan, Guardian may issue options which will result in the issuance of up to an aggregate of 30,000,000 shares of Guardian common stock.  The board of directors recommended that we submit the Plan to our stockholders for their approval. The amended and restated Plan was approved by our stockholders on February 13, 2004.

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

The price at which shares of common stock covered by the option can be purchased is determined by Guardian’s board of directors or a committee appointed by the board.    In the case of an Incentive Option, the  exercise price shall not be less than the fair market value of Guardian’s common stock on the date the option was granted or in the case of any optionee who, at the time such incentive stock option is granted, owns stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of his employer corporation or of its parent or subsidiary corporation, not less than one hundred ten percent (110%) of the fair market value of such stock on the date the incentive stock option is granted.

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

Stock option activity is as follows:

	Weighted Average Exercise Price	Number of Options
Outstanding January 1, 2003	$-	-
Issued ($.36 - $1.25)	$0.48	2,080,000
Exercised	$-	-
Cancelled	$-	-
Outstanding December 31, 2004	$0.48	2,080,000

Outstanding January 1, 2004	$0.48	2,080,000
Issued ($2.25 - $4.99)	$1.51	3,260,000
Exercised	$0.56	(270,000)
Cancelled	$0.81	(600,000)
Outstanding December 31, 2004	$1.25	4,470,000

Exercisable at December 31, 2004	$0.78	1,739,000
Vesting in 2005	$1.18	2,308,000
Vesting in 2006	$3.62	423,000
Vesting in 2007	$-	-
Vesting in 2008	$-	-
	$1.25	4,470,000

The following table summarizes additional information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Yrs)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.36 - $0.50	3,310,000	8.83	$0.47	1,510,000	$0.44
$1.25	19,000	9.13	1.25	19,000	1.25
$3.00 - $4.99	1,141,000	9.00	3.57	210,000	3.48
	4,470,000	8.87	$1.25	1,739,000	$0.82

Common Shares Reserved – At December 31, 2004, shares of common stock reserved for future issuance were as follows:

Outstanding stock options	4,470,000
Stock options available for grant	25,260,000
Warrants to purchase common stock	2,853,000
32,583,000

ACQUISITIONS

Difference Engines Corporation

On December 19, 2003, Guardian purchased certain intellectual property (IP) owned by Difference Engines, including but not limited to certain compression software technology described as Difference Engine’s Visual Internet Applications or DEVision, as well as title and interest in the use of the name and the copyright of Difference Engines.  This transaction has been accounted for as an asset acquisition.  The purchase price for these assets has been allocated to acquired intangible asset (software) and were to be amortized on a straight-line basis over 3 years.

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

During 2004, it was determined that this acquired intangible asset was fully impaired and the Company recognized a write off of $1,498,731.

Wise Systems, Ltd.

On July 27, 2004, we completed the acquisition of Wise Systems Ltd. under the terms of the stock purchase agreement; Guardian acquired all of Wise’s stock from Wise’s two shareholders, Martin Richards and Susan Richards.  Guardian paid to Wise’s two stockholders an aggregate of U.S. $1,929,500 in cash and issued to them shares of Guardian Technologies’ common stock in the amount of $500,000.  $929,500 of the cash purchase price was paid at closing and the remaining $1,000,000 of the cash purchase price was paid by means of the issuance of an interest bearing promissory note due 90 days after closing.  The deferred portion of the cash purchase price was paid upon maturity of the promissory note.  Guardian issued an aggregate of 106,739 shares of its common stock as the stock portion of the purchase price. The shares were valued on the basis of the average high and low sales prices of the stock for the 30 business day period which ended two days prior to the closing of the transaction.  At closing, the shares were deposited in escrow and are subject to forfeiture in the event Guardian Healthcare Systems Division does not achieve certain revenue thresholds over the three years following closing.  Fair value of the additional contingent consideration will be recognized as an additional purchase price, and appropriately allocated to goodwill, once the contingency has been resolved. The shares of stock are subject to a three year lock-up.  In addition, Guardian repaid as part of the purchase price an outstanding loan of one of the directors of Wise in the amount of $79,500. At closing, the co-founder of Wise, Mr. Martin Richards, entered into an employment agreement with Guardian as Vice President of European Operations for a period of two years following closing at a base salary of $210,250 per annum. Also, Mr. Martin Richards and Ms. Susan Richards have resigned their positions as officers of Wise and as members of Wise’s Board of Directors and have entered into non-compete agreements with Guardian Technologies for a period of three years following closing. Furthermore, effective as of the closing, Mr. Martin Richards was released from personal guarantees of certain of Wise’s bank debt obligations and of Wise’s real property lease obligations.

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

The following unaudited pro forma information has been prepared assuming that the acquisition had taken place at the beginning of the year ended December 31, 2004 and the beginning of the year ended December 31, 2003, respectively.  The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at the beginning of the period, nor is it necessarily indicative of results that may occur in the future.

Pro forma information (unaudited):

	Year ended December 31, 2004	Year ended December 31, 2003

Revenues	$ 326,351	$ 345,603
Net loss	29,065,048	(7,025,211)
Basic and diluted net loss per common share	$ (1.45)	$ (0.84)

GOODWILL AND INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").  SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142.  Statement 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 144").

The Company acquired intangible assets from Wise consisting of software technology valued at $2,264,630 and goodwill of $119,191 during the year ended December 31, 2004.  Under SFAS No. 142, the software technology is considered to have a finite life which management has estimated to be 5 years.  The value of the asset will be amortized on a straight-line basis over this period. The Company continues to develop and market the asset acquired, specifically for sale in the US marketplace, and has concluded that no impairment existed as of December 31, 2004.  Goodwill is a non-amortizing intangible asset subject to ongoing evaluation for impairment.

	As of December 31, 2004
	Gross Cost	Accumulated Amortization	Net
Intangibles with indefinite lives:
Goodwill	$126,472	$-	$126,472

Intangibles with finite lives:
Software technology	$2,442,196	$201,124	$2,241,072
Patent acquisition costs	9,333	254	9,079
	$2,451,529	$201,378	$2,250,151

The Company’s estimated amortization expense is $488,988 for 2005 through 2008, $287,865 for 2009, and $6,334 thereafter.  In accordance with SFAS No. 142, the Company reassessed the useful lives of all finite intangibles and it was determined that no changes to such lives should be made and that there were no residual values associated with any of the intangible assets.

INCOME TAXES

There is no benefit or provision from income taxes reflected in the accompanying financial statements, which varies from the amounts that would have been computed using statutory rates as follows (000’s):

	Year Ended	Year Ended
	Dec. 31, 2004	Dec. 31, 2003
Federal income taxes at the maximum statutory rate	$10,100	$2,283
State income taxes, net of Federal tax effect	866	196
Difference in valuation of stock based compensation	(3,980)	(1,625)
Increase in valuation allowance	(6,986)	(854)
Total	$-	$-

Deferred income taxes were as follows (000’s):

	Dec. 31, 2004	Dec. 31, 2003
Depreciation and amortization slower for tax purposes	$813	$7
Accruals not deductible for tax purposes until paid	34	228
Stock option compensation not deductible until exercise	2,169	-
Difference in the valuation of intangible assets	(886)	-
Net operating loss carryforward - US	4,653	657
Net operating loss carryforward - UK	177
Deferred tax asset	6,960	892
Valuation allowance	(6,960)	(892)
Total	$-	$-

For income tax purposes, the Company has a net operating loss carryforwards of approximately $12,713,000 at December 31, 2004 that, subject to applicable limitations, may be applied against future taxable income.  If not utilized, the net US operating loss carryforward will begin to expire in 2023. The Company reduced the valuation allowance related to the deferred income tax asset by the amount of the deferred tax liability of $918,000 resulting form the Wise acquisition.

CONTINGENCIES

On July 29, 2004, we filed a complaint in the Circuit Court for Montgomery County, Maryland, against Difference Engines Corporation (“DEC”), Mr. Walter Ludwig and Mr. Victor T. Hamilton arising from certain claims asserted by Mr. Thomas Bentsen against the Company in connection with the transfer of certain assets by DEC to the Company pursuant to an Asset Purchase Agreement, dated October 23, 2003 as amended (the “Asset Purchase Agreement”).  Effective December 17, 2004, the Company, DEC, and Messrs. Ludwig and Hamilton entered into a settlement agreement and release and subsequently filed a stipulation of dismissal in this case. The settlement agreement provided that the defendants are prohibited from distributing or disposing of the 587,000 shares of Company stock that DEC received pursuant to the Asset Purchase Agreement, unless, under certain specified conditions, the defendants shall pay any judgment or settlement arising from certain claims by others against the Company or the Company’s assets from the sale of such shares. For the purpose of paying such judgment or settlement, the Company agreed to release 58,700 of such shares from the two year lock up provision to which such shares are subject under the Asset Purchase Agreement to permit the resale of such shares. The defendants have agreed to indemnify the Company regarding such claims. The Company agreed to pay Mr. Ludwig $22,675.63 of payments otherwise unpaid under an agreement with Mr. Ludwig. The defendants executed a release in favor of the Company.

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

On August 18, 2004, we became a defendant in a lawsuit in Minnesota state court entitled VisualGold v. Thomas E. Ramsay, Nancy Goetzinger and Guardian Technologies International, Inc.   VisualGold has alleged that the Company tortuously interfered with its contracts and prospective economic advantage by engaging Thomas Ramsay to work as a consultant, and that Ramsay transferred certain of its trade secrets to the Company.  The Company strenuously denies the allegations, and has asserted counterclaims against VisualGold and other third parties for misappropriation of trade secrets.  The Company is seeking compensatory and punitive damages, attorneys’ fees and costs.  Ramsay and Goetzinger have also filed counterclaims against VisualGold.  On October 15, 2004, following extensive briefing and a hearing on the matter, Judge Isabel Gomez of Hennepin County District Court denied VisualGold's motion for a temporary injunction against the company in all regards.  Discovery is ongoing; however, based on the advice of counsel, the Company believes that it has substantial defenses to the allegations and that the suit is without merit.  The Company and individual defendants deny the allegations in this complaint and intend to defend themselves vigorously.  It is not possible at this time to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with these lawsuits. The ultimate resolution of these lawsuits could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

EMPLOYMENT AGREEMENTS

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

2.

RELATED PARTY TRANSACTIONS

Issuances of Stock to Directors, Officers and Others

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

On May 19, 2003, RJL entered into a consulting agreement with Mr. Tobin pursuant to which Mr. Tobin agreed to provide consulting services in connection with strategic selling related to our business, marketing and market development in the bio-medical industry in North America and Europe, business continuity, finance and accounting.  The consulting agreement is for a term that ends on May 1, 2005, and may be terminated by Guardian in the event a material misrepresentation by Mr. Tobin or the commencement of any action by the SEC against Mr. Tobin or any entity owned or controlled by Mr. Tobin; or by either party on not less than 30 days prior written notice.  As compensation for his services under the agreement, Mr. Tobin is entitled to receive an aggregate of 1,820,000 shares of common stock, 1,430 shares of Series A Convertible Preferred Stock, and 480 shares of Series B Convertible Preferred Stock of Guardian.  The shares of Series B Convertible Preferred Stock were issued to Mr. Tobin during August 2003 and the shares of Common Stock and Series B Convertible Preferred Stock were issued on November 19, 2003.  On November 23, 2004, Mr. Tobin’s preferred holdings were converted into 1,430,000 shares of Common Stock.

Upon the closing of the Reverse Acquisition and effective June 26, 2003, we issued to Mr. Dishaw 2,945,500 shares of our common stock and 2,212 shares of our Series A Convertible Preferred Stock and we issued to Mr. Trudnak 2,566,000 shares of our common stock and 1,885 shares of our Series A Convertible Preferred Stock, in exchange for all of their stock in RJL.  Also effective as of June 26, 2003, Mr. Trudnak purchased 400,000 shares of our common stock for cash consideration of $200,000 in a private placement conducted by us.  On November 23, 2004, the preferred holdings of Messrs. Trudnak and Dishaw were converted into 1,885,000 and 2,212,000 shares of Common Stock, respectively.

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

On October 23, 2003, Guardian entered into an agreement with Difference Engines Corporation, a Maryland corporation, pursuant to which Guardian agreed to purchase certain intellectual property owned by Difference Engines, including certain compression software technology.   Mr. Walter Ludwig, was a Company director at the time of the transaction, is the president, a director, and a principal of Difference Engines.  The transaction closed on December 19, 2003.

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

OPERATING LEASES

During 2005 the Company has entered into a sixty-three month property lease for its headquarters building in Herndon, Virginia.  The lease terms include a security deposit of $88,975.83, which amount constitutes four months of rent.  Upon the occurrence of a "Material Financial Event" (defined as Guardian receiving an equity investment of $8 million dollars or greater whereby the net proceeds from the investment divided by the current cash burn rate is greater than 12; or achieving $2.5 million in annual revenue) and provided no default has occurred under the lease beyond the expiration of any applicable grace period, the security deposit shall be reduced by $22,243.96 and will be returned to Guardian within twenty (20) days after Guardian provides confirmation to the landlord of the foregoing Material Financial Event.  In addition, if the Material Financial Event has occurred and provided no default has occurred under the lease beyond the expiration of any applicable grace period for the twelve month period after the Material Financial Event, then the security deposit shall be further reduced by $22,243.96.  Moreover, if the Material Financial Event has occurred and provided no default has occurred under the lease beyond the expiration of any applicable grace period for the twenty-four month period after the Material Financial Event, then the security deposit shall be further reduced by $22,243.96, leaving a security deposit balance of $22,243.96, one month’s rent.

The future minimum obligations under these arrangements are as follows:

For the year ending December 31,	Property Leases
2005	$ 215,882
2006	$ 287,647
2007	$ 294,473
2008	$ 301,451
2009	$ 382,254
Thereafter	$ 123,682

Rent expense from all operating leases in 2004 and 2003 was $159,937 and $64,920, respectively.

SUBSEQUENT EVENTS

In December 2004, the Company received a subscription for $999,638 for the purchase 363,637 shares of common stock.  The proceeds from the subscription transaction were received in January 2005.