Form 10-Q
period 2005-03-31
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2005-05-27
CIK 873198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarterly period ended March 31, 2005

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _________ to __________

Commission File No.  0-28238

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	54-1521616
(State of or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification number)

516 Herndon Parkway, Suite A, Herndon, Virginia	20170
(Address of Principal Executive Offices)	(Zip Code)

(703)  464-5495

(Registrant’s Telephone Number, Including Area Code)

____________________________________________________________________

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to files such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [✓]  No [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes [ ] No [ ✓]

As of May 17, 2005, there were outstanding 28,558,300 shares of the registrant’s Common Stock, par value $.001 per share.

TABLE OF CONTENTS

TABLE OF CONTENTS

2

PART I - FINANCIAL INFORMATION

3

ITEM 1.

FINANCIAL STATEMENTS

3

Consolidated Balance Sheet

        3

Consolidated Statements of Income

        4

Consolidated Statements of Cash Flows

        5

ITEM 2.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

6

1.

Basis of Presentation

6

2.

Stock-based Compensation

8

3.

Acquisitions

9

4.

Goodwill and Intangible Assets

9

5.

Stockholders’ Equity

10

6.

Legal Proceedings

10

ITEM 3.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

11

ITEM 4.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

29

ITEM 5.

CONTROLS AND PROCEDURES

29

PART II – OTHER INFORMATION

30

ITEM 1.

LEGAL PROCEEDINGS

30

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

31

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

31

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

31

ITEM 5.

OTHER INFORMATION

31

ITEM 6.

EXHIBITS

31

SIGNATURES

33

 PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

ASSETS
	March 31, 2005 (Unaudited)	DECEMBER 31, 2004
Current assets:
Cash and cash equivalents	$ 392,399	$ 925,999
Accounts receivable	174,055	59,312
Other current assets	65,054	25,184
Prepaid expenses	146,900	303
Total current assets	778,408	1,010,798

Equipment, net	250,440	132,772

Other assets:
Deposits	136,029	8,881
Goodwill	123,373	126,472
Intangible assets, net	2,114,232	2,250,151

Total assets	$ 3,402,482	$ 3,529,074

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 622,543	$ 278,439
Accrued expenses	139,987	132,306
Deferred revenue	178,342	59,556

Total current liabilities	940,872	470,301

Stockholders' Equity
Common stock, $0.001 par value -
Authorized - 200,000,000 shares
Issued and outstanding at 3/31/2005 - 28,558,300	28,559	28,043
Issued and outstanding at 12/31/2004 - 28,042,320
Stock subscription receivable	-	(999,638)
Accumulated comprehensive income	69,847	111,628
Deferred stock compensation	(1,641,581)	(4,713,216)
Additional paid-in capital	44,053,098	44,112,739
Deficit accumulated	(40,048,313)	(35,480,783)
Total stockholders' equity	2,461,610	3,058,773

Total liabilities and stockholders' equity	$ 3,402,482	$ 3,529,074

The accompanying notes are an integral part of the financial statements.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2005	2004

Net revenues	$ 54,184	$ -

Cost of sales	171,989	-

Gross profit (loss)	(117,805)	-

Operating expenses:
Selling, general and administrative	1,559,667	852,549
Depreciation	11,883	192,354
Amortization of intangibles	451	-
Amortization of stock compensation	2,880,938	3,515,847
Total operating expenses	4,452,939	4,560,750

Operating loss	(4,570,744)	(4,560,750)

Other income (expense):
Interest income	3,214	-
Interest expense	-	(943,978)
Total other income (expense)	3,214	(943,978)

Net loss	$ (4,567,530)	$ (5,504,728)

Loss per common share:
Basic and dilutive	$ (0.16)	$ (0.38)

Weighted average number of shares used in computing basic and dilutive net loss per share:	28,480,401	14,394,426

The accompanying notes are an integral part of the financial statements.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2005	2004

OPERATING ACTIVITIES:
Net loss	$ (4,567,530)	$ (5,504,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	133,862	192,354
Stock-based compensation expense	2,880,938	3,515,847
Non-cash interest expense	-	877,301
Foreign currency translation adjustment	18,601	-
Changes in operating assets and liabilities:
Accounts receivable	(116,999)	-
Other current assets	(39,871)	100
Prepaids	(146,597)	-
Deposits	(127,148)	141,340
Accounts payable	345,192	320,180
Accrued expenses	7,681	-
Deferred revenue	121,074	-
Net cash used in operating activities	(1,490,797)	(457,606)

INVESTING ACTIVITIES:
Purchase of equipment	(130,090)	(4,596)
Investment in patents	(40,143)	-
Net cash used in investing activities	(170,233)	(4,596)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,131,211	228,581
Net cash provided by financing activities	1,131,211	228,581

Effect of exchange rate changes on cash and cash equivalents	(3,781)	-

Net change in cash and cash equivalents	(533,600)	(233,621)

Cash and cash equivalents at the beginning of the period	925,999	319,229

Cash and cash equivalents at the end of the period	$ 392,399	$ 85,608

Supplemental schedule of cash flow information:
Cash paid for interest	$ -	$ -
Common stock issued to founders	$ -	$ 908

The accompanying notes are an integral part of the financial statements.

ITEM 2.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

1.

Basis of Presentation

The interim information for the three months ended March 31, 2005 and March 31, 2004, furnished in this report is unaudited but reflects all normal recurring adjustments, which are necessary, in the opinion of management, for a fair statement of the results for the interim periods.  The balance sheet at December 31, 2004, is as presented in the financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles.  The results set forth in the condensed consolidated statement of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.  These statements should be read in conjunction with our most recent Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2004.

These unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s independent registered public accounting firm’s report on the consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

The condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP (accounting principles generally accepted in the United States of America) can be condensed or omitted.

Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2004.

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

The Company markets its products and services to two primary markets:  the U.S. Government and the health care industry.  As opportunities present themselves in other vertical markets, the Company will assess the size of the opportunity, the resources required to successfully complete the opportunity, and the ongoing market for the developed technology or solution.  Our business model is predicated on meeting client expectations, managing client relationships, and providing comprehensive solutions to meet client IT needs.

Financial Condition

As of March 31, 2005, the Company’s revenue generating activities have not produced sufficient funds for profitable operations, and the Company has incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional financing, and the success of its future operations.

The Company is currently seeking additional financing to expand marketing efforts, product development and for acquisitions. There can be no assurance that such funds will be available to the Company or that the marketing and product development efforts, or acquisition strategy will be successful.

The Company’s ability to continue as a going concern and meet its obligations as they come due is dependent upon its ability to raise additional financing as discussed above.  The Company, in May 2005, entered into a an agreement with an investment bank pursuant to which the Company has retained the investment bank to seek additional financing for the Company through a private placement of the Company’s securities on a ‘best efforts’ basis.  The Company anticipates it will need to increase the current workforce significantly to achieve commercially viable sales levels.  There can be no assurance that these needs will be met or that sufficient additional financing will be raised to permit operations to continue.  If the Company is unable to raise sufficient additional financing to continue operations at a level necessary to achieve commercially viable sales levels, the liquidation value of the Company’s non-current assets may be substantially less than the balances reflected in the financial statements and the Company may be unable to pay its creditors.

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

Foreign Currency Translation

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

Intangible Assets

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

Impairment of Long-Lived Assets

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

2.

Stock-based Compensation

The Company measures compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  The Company applies the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure as if the fair value-based method had been applied in measuring compensation expense.  Under APB No. 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.  The Company issued options to purchase shares with a strike price less than fair market value that resulted in total compensation expense for the three months ended March 31, 2005 of $582,081.

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

	Three Months Ended March 31,
	2005	2004
Net loss - as reported	$(4,567,530)	$(5,504,728)
Add: stock-based employee compensation expense included in reported net loss	582,081	642,785
Deduct: stock-based employee compensation expense determined under the fair value based method for all awards	(1,248,082)	(3,054,975)
Pro forma net loss	$(5,233,531)	$(7,916,918)

Net loss per common share
As reported, basic and dilutive	$(0.16)	$(0.38)

Pro forma, basic and dilutive	$(0.18)	$(0.55)

3.

Acquisitions

On July 27, 2004, we completed the acquisition of Wise Systems Ltd.  The unaudited pro forma consolidated results of continuing operations, as though the acquisition of Wise Systems Ltd. had taken place at the beginning of the periods presented, are as follows:

	Three Months Ended
	2005	2004
Revenue	$54,184	$79,768
Loss from continuing operations	(4,567,530)	(5,537,515)

Net loss per share - basic and dilutive	$(0.16)	$(0.38)

The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition been completed at the beginning of the periods presented or the results which may occur in the future.

4.

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

During 2004, the Company acquired intangible assets from Wise consisting of software technology originally valued at $2,264,630 and goodwill of $119,191.  Under SFAS No. 142, the software technology is considered to have a finite life which management has estimated to be 5 years.  The value of the asset will be amortized on a straight-line basis over this period.  Goodwill is a non-amortizing intangible asset subject to ongoing evaluation for impairment.

	As of March 31, 2005
	Gross Cost	Accumulated Amortization	Net
Intangibles with indefinite lives:
Goodwill	$123,373	$-	$123,373

Intangibles with finite lives:
Software technology	$2,540,085	$474,624	$2,065,461
Patent acquisition costs	49,476	705	48,771
	$2,589,561	$475,329	$2,114,232

5.

Stockholders’ Equity

Warrant Exercise - On March 24, 2005, an investor in the 2004 Private Placement exercised 2,343 stock purchase warrants which resulted in the issuance of 2,343 shares of common stock for cash proceeds to the Company of $6,208.

Direct Investment - On January 3, 2005, the Company accepted direct investment from an accredited investor of $75,000 and issued 50,000 shares of common stock.

In January 2005, the Company accepted direct investment, previously subscribed in December 2004, from an accredited investor of $1,000,002 and issued 363,637 shares of common stock.

Employee Stock Option Exercises – During the first quarter of 2005, the Company’s employees exercised 100,000 incentive stock options which resulted in the issuance of 100,000 shares of common stock for cash proceeds to the Company of $50,000.

6.

Legal Proceedings

On January 17, 2005, the Company was served with an amended complaint in the case of Bentsen v. Difference Engines Corporation, Ludwig, Hamilton and Guardian Technologies, Inc., in the Circuit Court of Montgomery County, Maryland.  On February 23, 2005, a settlement and release agreement was entered into effective as of February 8, 2005, by and between Mr. Bentsen, DEC, Mr. Ludwig, Mr. Hamilton and the Company. In that agreement, the parties agreed to execute a stipulation of dismissal of the lawsuit with prejudice which will be held by a named escrow agent. In settlement, DEC has agreed to pay $90,000 (“settlement amount”) to the escrow agent for the benefit of Mr. Bentsen within 30 days from the latest date as of which the agreement was executed by all parties or an additional 15 days upon a showing of good cause. Upon payment of this sum, the agreement requires the escrow agent to file the stipulation of dismissal and pay the said sum to Mr. Bentsen. The agreement provides for certain releases by the parties that are effective upon filing of the stipulation and payment of the settlement amount.  On or about March 31, 2005, the settlement amount was paid by the escrow agent to Mr. Bentsen and the stipulation of dismissal was filed with the court dismissing the case with prejudice.

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

ITEM 3.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with the information contained in the unaudited condensed consolidated financial statements of the Company and related notes thereto, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

Statements Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and information relating to us that is based on management’s exercise of business judgment, as well as assumptions made by and information currently available to management.  When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words of similar import, are intended to identify any forward-looking statements.  You should not place undue reliance on these forward-looking statements.  These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events.  Although we believe our expectations are based on reasonable assumptions, we can give not assurance that our expectations will materialize.

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

Overview and Recent Developments

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

Guardian has incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional financing, and the success of its future operations.

The Company’s ability to continue as a going concern and meet its obligations as they come due is dependent upon its ability to raise sufficient additional financing as discussed above.  We raised net proceeds of approximately $1,000,000 from the sale of our securities in a private placement through an investment bank that closed on April 15, 2005. The existing cash balance, at March 31, 2005, together with the proceeds of such private placement is expected to provide sufficient working capital to enable the Company to continue operations through May 31, 2005.  The Company, in May 2005, entered into a placement agent agreement with an investment bank to provide private placement financing on a ‘best efforts’ basis.  The placement agreement expires twelve (12) months from the date of execution.  There can be no assurance that the Company will be successful in raising such financing.  The Company anticipates it will need to increase the current workforce significantly to achieve commercially viable sales levels.  There can be no assurance that these needs will be met or that the Company will be able to raise sufficient debt or equity financing to permit operations to continue.  If the Company is unable to raise sufficient additional financing to continue operations at a level necessary to achieve commercially viable sales levels, the liquidation value of the Company’s non-current assets may be substantially less than the balances reflected in the financial statements and the Company may be unable to pay its creditors.  Also, the Company’s independent registered public accounting firm’s reports on the consolidated financial statements included in the Company’s annual reports on Form 10-KSB for the years ended December 31, 2003 and 2004, contained an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about the Company’s ability to continue as a going concern.  Accordingly, careful consideration of such opinion should be given in determining whether to continue or become a stockholder of the Company.

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

Business Overview

The business of the Company is currently carried out by Guardian Technologies International, Inc. and its subsidiaries (“Guardian” or the “Company”) as described below. The Company may seek to acquire other businesses or other technologies in exchange for cash and/or shares of its common stock.  Further, the Company plans to form wholly-owned subsidiaries to operate within defined vertical markets.

Employees

As of March 31, 2005, we employed thirty-two full-time employees, one part-time employee, and seven contract employees in the U.S. and the United Kingdom .  During March 2005, we commenced the development of a U.S. sales force for our healthcare product, FlowPoint, by hiring four knowledgeable, industry-experienced sales representatives.  Our current sales force covers the following territories:  northeast, northwest, California, and Florida.

Guardian’s products and services

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

While the security/defense/military marketplace has absorbed the majority of our research and development activities, a larger potential market may exist for our healthcare products.  Our research scientists have performed preliminary development activities in the areas of mammography, oncology, and ophthalmology with exceptional results.  As the research and development area of the Company grows in headcount and specific medical expertise, we will be able to fully utilize the pioneering and diverse capabilities of our technology to assist physicians in the detection of previously undetected diseases and medical anomalies in all digital imaging examinations.

Our products are the following:

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

Critical Accounting Policies and Estimates

Principles of Consolidation – The consolidated financial statements include the accounts of Guardian Technologies International, Inc. and its subsidiaries, RJL Marketing Services Inc., UK Guardian Healthcare Systems Ltd., and Wise Systems Ltd., which are wholly owned subsidiaries.  Subsidiaries acquired are consolidated from the date of acquisition.  All significant intercompany balances and transactions are eliminated in consolidation.

Allowance for Doubtful Accounts – The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible.  At March 31, 2005, the Company considered all receivables currently due and collectible and recorded no allowance for doubtful accounts.

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

Results of Operations

Net losses for the quarters ended March 31, 2005 and 2004 were $4,567,530 and $5,504,728, respectively.    The net loss for the quarter ended March 31, 2005, reflects the results of Guardian Technologies International, Inc. and its subsidiaries.  The Company generated revenue of $50,184 from sales by its subsidiary Wise Systems Ltd. and $4,000 from healthcare sales in Guardian.  However, there can be no assurance that the Company’s PinPoint product will gain acceptance or that the Company will generate revenue from the sale of its PinPoint product.

Selling, General and administrative expenses

Selling, General and administrative expenses increased to $1,559,667 for the first quarter of 2005 compared to $852,549 for the same quarter of 2004, an increase of approximately 107%.  First quarter 2005 expenses included $557,374 of payroll and payroll-related expenses, $173,217 of research and development expenses attributable to PinPoint, $473,976 of professional fees (legal, accounting, SEC filing, and press releases), $52,629 of rent, $46,546 of insurance expense, $116,679 of travel expenses, and

$139,246 of miscellaneous expenses.  Comparable expenses for the quarter ended March 31, 2004, include $467,343 of payroll and payroll-related expenses, $168,177 of research and development expenses attributable to PinPoint, $120,935 of professional fees, and $40,751 of rent.

Amortization of Stock-based compensation

Included in this non-cash expense category are the amortization of the fair market value of employee stock options and the fair market value of stock issued to outside consultants.  During the quarter ended March 31, 2005, we recognized an expense associated with employee stock option compensation of $697,500 and $2,183,438 of consulting expense.  During the same quarter of 2004 the expense associated with employee stock option compensation was $642,785 and consulting expense of $2,873,062. The 18% decrease in total stock-based compensation expense is attributed to a reduction in the use of stock as compensation to outside consultants, as well as, the elimination of non-qualified stock options as a form of compensation to employees.

Interest expense

There was no interest expense for the quarter ended March 31, 2005, as compared to $943,978 of interest expense for the comparable period in 2004.  Interest expense in the first quarter 2004 is comprised of three components, all related to the bridge notes.  $699,501 represents the amortization of the discount on the bridge notes.  The discount associated with the bridge notes resulted from the fair market value calculation of the warrants attached to the bridge note facility and the discount attributable to the beneficial conversion feature.  $177,800 results from the fair market value calculation of the warrants associated with the 120-day extension of the maturity date of the bridge notes. The remaining balance of $66,677 represents the interest expense accrued on the bridge notes through the end of the first quarter.

Liquidity and Capital Resources

To date the Company’s principal source of liquidity has been the net proceeds from external financing transactions.  For the three months ended March 31, 2005 and 2004 the Company provided net cash of $1,131,211 and $228,581, respectively, from such financing transactions.  The available cash balances at March 31, 2005 and 2004 were $392,399 and $85,608, respectively.

Cash Flows from Operating Activities

Net cash used by operating activities in the first quarter of 2005 was $1,490,797, compared with net cash used by operating activities of $457,606 in the first quarter of 2004, an increase of approximately 226%.  The difference between our adjusted net loss of $1,534,129 (net of non-cash expenses of $3,033,401), in the first quarter of 2005 and the $1,490,797 of negative operating cash flow was primarily attributable to an increase in accounts receivable of $116,999, an increase in other current assets of $39,870, an increase prepaids of $146,597 and an increase in deposits of $127,148, partially offset by an increase in payables and accruals of $352,873, and an increase in deferred revenue of $121,074.

Net cash used in operating activities in the first quarter of 2004 was $457,606.  Operating expenses of $919,226 attributable to salaries, rent, research and development, and professional fees were financed through the sale of common shares, the extension of payment terms to vendors, and the deferral of salaries.

Cash Flows from Investing Activities

Net cash used by investing activities in the first quarter of 2005 was $170,233 compared with net cash used by investing activities of $4,596 in the same quarter of 2004.  Investing cash flows for the first quarter of 2005 totaled $170,233 of cash outflows consisting of $130,090 for the purchase of furniture, computers, equipment and software, and $40,143 for the costs associated with the prosecution of certain patents with regard to our PinPoint technology.

Net cash used in investing activities in the first quarter of 2004 was $4,596, which was used to purchase computer equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities in the first quarter of 2005 was $1,131,211, compared with net cash provided by financing activities of $228,581 in the first quarter of 2004.  Financing cash flows in the first quarter of 2005 reflect the proceeds of $1,125,002 from the sale of common stock, proceeds of $50,000 from the exercise of employee incentive stock options, and the proceeds of $6,209 from the exercise of outstanding stock warrants.

Net cash provided by financing activities in the first quarter of 2004 was $228,581, which was provided entirely from activities associated with the sale of shares of the Company’s common stock.  $164,581 resulted from the 2004 Private Placement and the remaining $64,000 was a direct investment in the Company.

Working Capital

At March 31, 2005 we had a net working capital deficit of $162,464 compared with a net working capital deficit of $1,906,602 at March 31, 2004.  As of March 31, 2005, the Company has generated minimal revenue from operations and as a consequence has not produced sufficient funds for to fund its operations, and the Company has incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional debt or equity capital, and the success of its future operations.

The Company is currently seeking additional financing to expand marketing efforts, product development, and to fund its acquisition strategy. There can be no assurance that the Company will be able to raise sufficient financing to continue in operations and, if the Company is unable to raise such additional financing, there is uncertainty regarding the ability of the Company to successfully market its products, further develop its products, and pursue its acquisition strategy.

The Company’s ability to continue as a going concern and meet its obligations as they come due is dependent upon its ability to raise sufficient cash as discussed above.  During the first quarter of 2005, the Company’s average monthly cash expenditure was $450,000.  We raised net proceeds of approximately $1,000,000 from the sale of our securities in a private placement through an investment bank that closed on April 15, 2005. The existing cash balance, at March 31, 2005, together with the proceeds of such private placement is expected to provide sufficient working capital to enable the Company to continue operations through May 31, 2005.  In May 2005, we entered into a placement agent agreement with an investment bank to provide on a ‘best efforts’ basis financing in a private placement of our securities.  The Company anticipates it will need to increase the current workforce significantly to achieve commercially viable sales levels.  There can be no assurance that the Company will be able to raise such additional financing to permit operations to continue or that these needs will be met.  If the Company is unable to raise sufficient additional financing to continue operations at a level necessary to achieve commercially viable sales levels, the liquidation value of the Company’s non-current assets may be substantially less than the balances reflected in the financial statements and the Company may be unable to pay its creditors.

Factors That May Affect Future Results

In addition to the other information in this report, you should carefully consider the following cautionary factors in evaluating us and our business.  Our financial condition and operating results could be materially adversely affected by any of the risks set forth below.  From time to time we may furnish certain “forward-looking” information, as that term is defined by (i) the Private Securities Litigation Reform Act of 1995, or the Act, and (ii) in releases issued by the SEC.  We are making these cautionary statements pursuant to the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act.

We Have Generated Minimal Revenue from Operations and Our Business Plan And Technologies Are Unproven.

Since the closing of the reverse acquisition we have generated minimal revenues from the sale or our products.  Also, we have experienced operating losses and negative cash flows.  We incurred a net loss of approximately $28,855,121 for the year ended December 31, 2004, and an operating loss of approximately $5,732,432 for the quarter ended March 31, 2005.  Our business plan is unproven and we cannot assure you that we will ever achieve profitability or, if we achieve profitability, that it will be sustainable.  The income potential of our businesses is unproven, and our limited operating history makes it difficult to evaluate our prospects.  We anticipate increased expenses as we continue to expand and improve our infrastructure, invest in or develop additional products, make acquisitions, develop our technology, expand our sales and marketing efforts and pursue additional industry relationships. Moreover, the acceptance of the products that we offer is uncertain, including acceptance by the healthcare and aviation security markets.

We Are Dependent On The Proceeds of Future Financings to Implement Our Business Plan and Strategy.

During the first quarter of fiscal 2005, our average monthly cash expenditures have been approximately $450,000 and we have relied on the proceeds of the sale of our equity securities to meet our cash needs.  As of May 24, 2005, we have sufficient cash to enable us to continue operations through May 31, 2005.  In May 2005, we entered into an agreement with an investment banking firm to raise up to $10 million in additional financing in a private placement or our securities.  There can be no assurance that we will be successful in raising such additional financing, upon terms that may be acceptable to the Company, or at all.  The Company has no additional plans with regard to, or sources of, additional financing. In the event we are unable to raise additional financing, we may be unable to implement our business plan and may be required to curtail are existing operations.

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

Our Independent Registered Public Accounting Firm Has Expressed Uncertainty Regarding Our Ability to Continue as a Going Concern.

Our independent registered accounting firm has expressed uncertainty regarding our ability to continue as a going concern with regard to our financial statements for the years ended December 31, 2003 and 2004, because of our operating losses and our need for additional capital.  The financial statements do not contain adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue as a going concern.

We May Undertake Acquisitions Which Pose Risks To Our Business; Acquisition Of Wise Systems, Ltd.

As part of our growth strategy, we have acquired and may acquire or enter into joint venture arrangements with, or form strategic alliances with complimentary businesses.  Any future acquisition, investment, strategic alliance or related effort will be accompanied by the risks commonly encountered in such transactions.  These risks may include:

•

Difficulty of identifying appropriate acquisition candidates;

•

Paying more than the acquired company is worth;

•

Difficulty in assimilating the operations of the new business;

•

Costs associated with the development and integration of the operations of the new entity;

•

Existing business may be disrupted;

•

Entering markets in which we have little or no experience;

•

Accounting for acquisitions could require us to amortize substantial goodwill, adversely affecting our results of operations;

•

Inability to retain the management and key personnel of the acquired business;

•

Inability to maintain uniform standards, controls, policies and procedures; or

•

Customer attrition with respect to customers acquired through the acquisition.

We cannot assure you that we would successfully overcome these risks or any other problems associated with any acquisition, investment, strategic alliances, or related efforts.  Also, if we use our common stock in connection with an acquisition, a stockholder’s percentage ownership in us will be reduced and such stockholder may experience additional dilution.

Our Stock Price Is Volatile.

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

•

Fluctuations in our results of operations;

•

Timing and announcements of new customer orders, new products, or those of our competitors;

•

Any acquisitions that we make or joint venture arrangements we enter into with third parties;

•

Changes in stock market analyst recommendations regarding our common stock;

•

Failure of our results of operations to meet the expectations of stock market analysts and investors;

•

Increases in the number of outstanding shares of our common stock resulting from sales of new shares, or the exercise of warrants, stock options or convertible securities;

•

Reluctance of any market maker to make a market in our common stock;

•

Changes in investors’ perception of the aviation security and healthcare information technology industries generally; and

•

General stock market conditions.

There Is A Limited Market For Our Common Stock And No Market For Our Class A Warrants.

Our common stock is quoted on The Nasdaq Stock Market, Inc.’s OTC Bulletin Board under the symbol “GDTI.”  No assurance can be made that an active market will develop for our common stock or, if it develops, that it will continue.

Our Common Stock Is Subject To The SEC’s Penny Stock Regulations.

Our common stock is subject to the SEC’s “penny stock” rules.  These regulations define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions, including securities listed on Nasdaq.  For any transaction involving a penny stock, unless exempt, these rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market.  The broker-dealer also must disclose the commissions payable to the broker-dealer and the registered underwriter, current quotations for the securities, information on the limited market in penny stocks and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealers’ presumed control over the market.  In addition, the broker-dealer must obtain a written statement from the customer that such disclosure information was provided and must retain such acknowledgment for at least three years.  Further, monthly statements must be sent disclosing current price information for the penny stock held in the account.  The penny stock rules also require that broker-dealers engaging in a transaction in a penny stock make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the purchase.  The foregoing rules may materially and adversely affect the liquidity for the market of our common stock.  Such rules may also affect the ability of broker-dealers to sell our common stock, the ability of holders of such securities to obtain accurate price quotations and may therefore impede the ability of holders of our common stock to sell such securities in the secondary market.

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

•

register and list its products with the FDA;

•

notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products; or

•

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

•

the timing, size and mix of orders from our major customers, including in particular, the TSA and agencies of other governments;

•

legislative or other government actions driven, in part, by the public’s perception of the threats facing commercial aviation, leading to fluctuations in demand for aviation security products and services;

•

delays in product shipments caused by the inability of airports to install or integrate our products in a timely fashion;

•

the availability and cost of key components;

•

the timing of completion of acceptance testing for some of our products;

•

the introduction and acceptance of new products or enhancements to existing products offered by us or our competitors;

•

changes in pricing policies by us, our competitors or our suppliers, including possible decreases in average selling prices of our products caused by customer volume orders or in response to competitive pressures; and

•

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

The funding of government programs is subject to legislative appropriation. Budgetary allocations for PinPoint depend, in part, upon governmental policies, which fluctuate from time to time in response to political and other factors, including the public’s perception of the threat of commercial airline bombings. For example, the terrorist attacks of September 11, 2001 resulted in the passage of the Aviation and Transportation Security Act of 2001, or Transportation Security Act, mandating a small surcharge on each airline ticket purchase to fund airline security. This surcharge was suspended from June 1, 2003 to September 30, 2003. We cannot assure that the surcharge will not again be suspended or that the funds generated by these surcharges will be used to purchase our PinPoint products. We cannot assure that funds will continue to be appropriated by Congress or allocated by the TSA or other agencies for the purchase of PinPoint product or any other such product we develop and market.

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

•

suspend or prevent us for a set period of time from receiving new contracts or extending existing contracts based on violations or suspected violations of laws or regulations;

•

terminate our future contracts;

•

reduce the scope and value of our future contracts;

•

audit and object to our contract-related costs and fees, including allocated indirect costs;

•

control and potentially prohibit the export of our products; and

•

change certain terms and conditions in our contracts.

The U.S. government can terminate any of its contracts with us either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms. Termination for convenience provisions generally enable us to recover only our costs incurred or committed, and settlement expenses and profit on the work completed prior to termination. Termination for default provisions do not permit these recoveries and make us liable for excess costs incurred by the U.S. government in procuring undelivered items from another source. Our contracts with foreign governments may contain similar provisions.   In the event we enter into one or more government contracts for PinPoint, the government’s termination of any such contracts for our PinPoint product under development would harm our business.

In addition, U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds annually for a given program on a September 30 fiscal year-end basis, even though contract performance may take years. Consequently, our future contracts with the TSA may only be partially funded at the outset, and additional monies are normally committed to the contract by the TSA only as appropriations are made by Congress for future periods. The government’s failure to fully fund one or more of the contracts for our PinPoint product under development would harm our business.

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

•

our timely completion and introduction of new products;

•

our accurate prediction of the demand for homeland security products and the changing requirements of the homeland security industry, including certification or other required performance standards;

•

the availability of key components of our products;

•

the quality, price and operating performance of our products and those of our competitors;

•

our customer service capabilities and responsiveness; and

•

the success of our relationships with potential customers.

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

Our Existing PinPoint Product May Fail To Obtain Re-Certification By The TSA For Changes In The PinPoint System.

If subject to procurement by TSA, our existing PinPoint product can be required to be re-certified by the TSA. This can happen when a critical component is changed, or we wish to make other changes to the PinPoint systems. When this happens, the affected PinPoint model requires re-certification by the TSA. The failure or delay in gaining re-certification for an existing PinPoint product could harm our ability to continue to sell the product and recognize associated revenues.

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

Our aviation security business exposes us to potential product liability risks, which are inherent in the development, sale and maintenance of aviation security products. Our software is not designed to detect, and FAA/TSA certification does not require, 100% detection of any and all explosives contained in scanned baggage. For this reason, or if our products malfunction, it is possible that explosive material could pass undetected utilizing our product, which could lead to product liability claims. There are also many other factors beyond our control that could lead to liability claims, such as the reliability and competence of the customer’s operators and the training of the operators.  Such liability claims are likely to exceed any product liability insurance that we may have obtained.

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

Our Future International Sales Subject Us To Risks That Could Materially Harm Our Business.

It is part of our growth strategy to establish international sales. A number of factors related to our international sales and operations could adversely affect our business, including:

•

changes in domestic and foreign regulatory requirements;

•

political instability in the countries where we sell products;

•

possible foreign currency controls;

•

fluctuations in currency exchange rates;

•

our ability to protect and utilize our intellectual property in foreign jurisdictions;

•

tariffs, embargoes or other barriers;

•

difficulties in staffing and managing foreign operations;

•

difficulties in obtaining and managing distributors; and

•

potentially negative tax consequences.

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

•

adversely impact our competitive position;

•

require write-downs of obsolete technology;

•

require us to discontinue production of obsolete products before we can recover any or all of our related research, development and commercialization expenses; or

•

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

ITEM 4.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures.   International revenues from Wise, the Company’s subsidiary located in the United Kingdom, were approximately 96% of total revenues in the three months ended March 31, 2005.  International sales are made mostly from the Company’s foreign subsidiary and are typically denominated in British pounds.  As of March 31, 2005, approximately 100% of total consolidated accounts receivable were denominated in British pounds. Additionally, the Company’s exposure to foreign exchange rate fluctuations arises in part from intercompany accounts which are charged to Wise and recorded as intercompany receivables on the books of the U.S. parent company.  The Company is also exposed to foreign exchange rate fluctuations as the financial results of Wise are translated into U.S. dollars in consolidation.  As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of March 31, 2005, 6.5% of the Company’s cash and cash equivalents balance was included in the Company’s foreign subsidiaries.

ITEM 5.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period reported in this quarterly report (the “Evaluation Date”), concluded that the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company is accumulated and would be made known to them by others as appropriate to allow timely decisions regarding required disclosures.

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

PART II – OTHER INFORMATION

ITEM 1.

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

Subsequently, on or about January 17, 2005, the Company was served with an amended complaint in the case of Bentsen v. Difference Engines Corporation, Ludwig, Hamilton and Guardian Technologies, Inc., in the Circuit Court of Montgomery County, Maryland. This case was originally brought against DEC and Mr. Ludwig only on March 3, 2004. The amended complaint added the Company and Victor Hamilton as new defendants in the case. Mr. Bentsen alleged he was a former employee of DEC.  Originally, he had sued DEC and Mr. Ludwig, its president, for, among other things, breach of an alleged employment agreement between Mr. Bentsen and DEC. Mr. Bentsen alleged that, among other things, he developed certain technologies for DEC and was not paid for his services. Mr. Bentsen argued that because he was not paid for his services to develop those technologies, those technologies remain his property. Mr. Bentsen alleged that those technologies were sold by DEC to the Company pursuant to the Asset Purchase Agreement.  On February 23, 2005, a settlement and release agreement was entered into effective as of February 8, 2005, by and between Mr. Bentsen, DEC, Mr. Ludwig, Mr. Hamilton and the Company. In that agreement, the parties agreed to execute a stipulation of dismissal of the lawsuit with prejudice which will be held by a named escrow agent. In settlement, DEC has agreed to pay $90,000 (“settlement amount”) to the escrow agent for the benefit of Mr. Bentsen within 30 days from the latest date as of which the agreement was executed by all parties or an additional 15 days upon a showing of good cause. Upon payment of this sum, the agreement requires the escrow agent to file the stipulation of dismissal and pay the said sum to Mr. Bentsen. The agreement provides for certain releases by the parties that are effective upon filing of the stipulation and payment of the settlement amount.  On or about March 31, 2005, the settlement amount was paid by the escrow agent to Mr. Bentsen and the stipulation of was subsequently filed with the court dismissing the case with prejudice.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 3, 2005, the Company accepted direct investment from an accredited investor of $75,000 and issued 50,000 shares of common stock.  The private placement was effected in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On January 7, 2005, the Company sold to certain “accredited investors” 363,637 shares of the Company’s common stock at a price of $2.75 per share for net proceeds of $1,000,001.75.  The private placement was effected in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.

OTHER INFORMATION

The Company’s next Annual Meeting of Stockholders scheduled for Thursday, June 16, 2005, has been rescheduled. The Company will disclose in a Current Report on Form 8-K or other report to be filed by the Company the date that is established for the annual meeting and the date by which stockholder proposals must be submitted.

ITEM 6.

EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

		Incorporated by Reference		Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date
2.1	Amended and Restated Agreement and Plan of Reorganization dated effective June 12, 2003, by and among the Company, RJL Marketing Services, Inc., and the shareholders of RJL Marketing Services, Inc.	8-K	06/26/2003
2.2	Stock Purchase Agreement, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan Richards.	8-K	07/30/2004
2.3	Promissory Note, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan Richards..	8-K	07/30/2004
2.4	Cash Escrow Agreement, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan Richards..	8-K	07/30/2004
2.5	Stock Escrow Agreement, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan Richards..	8-K	07/30/2004
2.6	Employment Agreement, dated July 27, 2004, between Wise Systems Ltd. and Martin Richards.	8-K	07/30/2004

2.7	Deed of Covenant (Non-Competition Agreement), dated July 27, 2004, between the Company and Martin Richards.	8-K	07/30/2004
2.8	Deed of Covenant (Non-Competition Agreement), dated July 27, 2004 between the Company and Susan Richards	8-K	07/30/2004
3.1	Certificate of Incorporation	10-KSB	04/15/2004
3.2	Articles of Amendment to Certificate of Incorporation	10-KSB	04/15/2004
3.7	By-Laws	10-KSB	04/15/2004
4.1	Form of Common Stock Certificate	SB-2	03/22/96
10.1	Employment Agreement, dated October 1, 2002, between RJL Marketing Services, Inc. and Robert Dishaw.	10-QSB	08/15/2003
10.2	Employment Agreement, dated January 1, 2003, between RJL Marketing Services, Inc. and Michael W. Trudnak.	10-QSB	08/15/2003
10.3	Amendment Agreement, dated July 28, 2003, between RJL Marketing Services, Inc. and Michael W. Trudnak.	10-QSB	08/15/2003
10.4	Settlement Agreement, dated June 26, 2003, between the Registrant and J. Andrew Moorer.	10-QSB	08/15/2003
10.5	Exclusive Distribution Agreement, dated June 26, 2003, between RJL Marketing Services, Inc. and Diagnos, Inc.	8-K/A	08/26/2003
10.6	Employment Agreement, dated May 19, 2003, between RJL Marketing Services, Inc. and Darrell E. Hill.	8-K/A	08/26/2003
10.7	Employment Agreement, dated May 19, 2003, between RJL Marketing Services, Inc. and Stephen Lancaster.	8-K/A	08/26/2003
10.8	Consulting Agreement, dated May 19, 2003, between RJL Marketing Services, Inc. and Max Tobin.	8-K/A	08/26/2003
10.9	Employment Agreement, dated August 4, 2003, between the Registrant and Ruth H. Taylor.	10-QSB	11/14/2003
10.10	Employment Agreement, dated August 18, 2003, between the Registrant and William J. Donovan.	10-QSB	11/14/2003
10.11	Consulting Agreement, dated July 28, 2003, between the Registrant and Redwood Consultants LLC.	10-QSB	11/14/2003
10.12	Amended And Restated 2003 Stock Incentive Plan.	10-KSB	04/15/2004
10.13	Employment Agreement, dated December 3, 2003, between the Registrant and Victor Hamilton.	8-K	01/30/2004
10.14	Consulting Agreement, dated September 24, 2004, between the Registrant and Stonecroft Capital, LLC	10-KSB	05/13/2005
10.15	Consulting Agreement, dated August 17, 2004, between the Registrant and B. Michael Friedman/PRBroadcast, Inc.	10-KSB	05/13/2005
10.16	Consulting Agreement, dated August 18, 2004, between the Registrant and Phillip Johnston, Esq., CPA	10-KSB	05/13/2005
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer			X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer			X
32.1	Section 1350 Certification of Chief Executive Officer			X
32.2	Section 1350 Certification of Chief Financial Officer			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 27, 2005

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

Registrant

By:    /s/ Michael W. Trudnak

Michael W. Trudnak

Chief Executive Officer & Chairman

Principal Executive Officer

By:    /s/ William J. Donovan

William J. Donovan

Chief Financial Officer

Principal Financial & Accounting Officer

34