Form 10-Q
period 2005-06-30
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2005-08-12
CIK 873198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _________ to __________

Commission File No.  000-28238

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	54-1521616
(State of or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification number)

516 Herndon Parkway, Suite A, Herndon, Virginia	20170
(Address of Principal Executive Offices)	(Zip Code)

(703)  464-5495

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

Yes [✓]  No [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ ✓]

As of August 8, 2005, there were outstanding 30,961,788 shares of the registrant’s Common Stock, par value $.001 per share.

TABLE OF CONTENTS

TABLE OF CONTENTS

2

PART I - FINANCIAL INFORMATION

3

ITEM 1.

FINANCIAL STATEMENTS

3

Consolidated Balance Sheet

        3

Consolidated Statements of Income

        4

Consolidated Statements of Cash Flows

        5

Notes to Condensed Consolidated Financial Statements - Unaudited

        7

1.

Basis of Presentation

7

2.

Stock-based Compensation

8

3.

Acquisitions

9

4.

Goodwill and Intangible Assets

9

5.

Stockholders’ Equity

10

6.

Legal Proceedings

11

ITEM 3.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

12

ITEM 4.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

31

ITEM 5.

CONTROLS AND PROCEDURES

31

PART II – OTHER INFORMATION

32

ITEM 1.

LEGAL PROCEEDINGS

32

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

33

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

33

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

34

ITEM 5.

OTHER INFORMATION

34

ITEM 6.

EXHIBITS

34

SIGNATURES

35

 PART I.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

1.

Basis of Presentation

The consolidated condensed financial statements have been prepared by Guardian Technologies International, Inc. (“we,” “us,” “our,” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations.  As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in our 2004 Annual Report on Form 10-KSB.  In our opinion, the financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows, for those periods presented.  The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities.  Actual results could differ from those estimates and assumptions.  Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.  We maintain a web site at www.guardiantechintl.com, which makes available free of charge our recent annual report and other filings with the SEC.

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

Financial Condition

As of June 30, 2005, the Company’s revenue generating activities have not produced sufficient funds for profitable operations, and the Company has incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional financing, and the success of its future operations.

The Company is currently seeking additional financing to expand marketing efforts, product development and for acquisitions. There can be no assurance that such funds will be available to the Company or that the marketing and product development efforts, or acquisition strategy will be successful.

The Company’s ability to continue as a going concern and meet its obligations as they come due is dependent upon its ability to raise additional financing as discussed above.  During the three month period ended June 30, 2005, the Company raised $1,490,410 (net of investment fees and expenses) from a private placement offering of its securities.  Additionally, during the period beginning July 1, 2005 and ending as of the date of filing of this Report on Form 10-Q, we have raised an additional $3,924,000 (net of investment fees and expenses) from a private placement to certain investors.  The Company anticipates it will need to increase the current workforce significantly to achieve commercially viable sales levels.  There can be no assurance that these needs will be met or that sufficient additional financing will be raised to permit operations to continue.  If the Company is unable to raise sufficient additional financing to continue operations at a level necessary to achieve commercially viable sales levels, the liquidation value of the Company’s non-current assets may be substantially less than the balances reflected in the financial statements and the Company may be unable to pay its creditors.

2.

Recently Issued Accounting Pronouncements

On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 that provides guidance on the interaction between SFAS No. 123R and certain SEC rules and regulations.  SAB No. 107 provides guidance that may simplify some of SFAS No. 123R’s implementation challenges and enhance the information that investors receive.

3.

Stock-based Compensation

The Company measures compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  The Company applies the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure as if the fair value-based method had been applied in measuring compensation expense.  Under APB No. 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.  The Company issued options to purchase shares with a strike price less than fair market value that resulted in total compensation expense for the three and six month periods ended June 30, 2005 of $620,000 and $1,317,500, respectively.

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

4.

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

5.

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

6.

Stockholders’ Equity

Warrant Exercise

On March 24, 2005, an investor in the 2004 Private Placement exercised 2,343 stock purchase warrants which resulted in the issuance of 2,343 shares of common stock for cash proceeds to the Company of $6,208.

Warrant Extensions

During June 2005, in conjunction with a private placement to certain investors and as consideration for the investment of $650,000, we agreed to a one year extension of the exercise period for outstanding stock purchase warrants totaling 374,600 warrants.

Direct Investment

On January 3, 2005, the Company accepted direct investment from an accredited investor of $75,000 and issued 50,000 shares of common stock.

In January 2005, the Company accepted direct investment, previously subscribed in December 2004, from an accredited investor of $1,000,000 and issued 500,000 shares of common stock and 50,000 Class A Common Stock Purchase Warrants with an exercise price of $2.00 per share that will expire January 2007.

On April 15, 2005, pursuant to the terms of a Units Purchase Agreement, the Company closed on a private placement of its securities totaling $1,200,000 before deductions of certain investment banking fees and expenses.  The Company issued to 480,000 shares of common stock and 120,000 Class B Common Stock Purchase Warrants with an exercise price of $3.00 per share that are exercisable through August 15, 2006.  In addition, the placement agent received 48,000 stock purchase warrants with an exercise price of $3.00 per share for a period of five years from the date of issuance, containing certain anti-dilution provisions, a piggy-back registration right, a cashless exercise provision, and other customary provisions.

Employee Stock Option Exercises

During the first quarter of 2005, the Company’s employees exercised 100,000 incentive stock options which resulted in the issuance of 100,000 shares of common stock for cash proceeds to the Company of $50,000.

During the second quarter of 2005, the Company’s employees exercised 40,000 incentive stock options which resulted in the issuance of 40,000 shares of common stock for cash proceeds to the Company of $20,000.

Consulting Stock Compensation

On May 16, 2005, under the incentive compensation terms of a consulting agreement, the Company compensated its consultant with the issuance of 24,000 shares of common stock.

On June 24, 2005, the Company entered into a six month consulting agreement for public relations services under which the consultant received compensation in the form of 25,000 shares of common stock.

On June 26, 2005, the Company extended the consulting agreement with its primary investor relations firm for a period of six months.  Under the terms of the extension, the consultant received 30,000 shares of the Company’s common stock.

7.

Legal Proceedings

On January 17, 2005, the Company was served with an amended complaint in the case of Bentsen v. Difference Engines Corporation, Ludwig, Hamilton and Guardian Technologies, Inc., in the Circuit Court of Montgomery County, Maryland.  On February 23, 2005, a settlement and release agreement was entered into effective as of February 8, 2005, by and between Mr. Bentsen, DEC, Mr. Ludwig, Mr. Hamilton and the Company. In that agreement, the parties agreed to execute a stipulation of dismissal of the lawsuit with prejudice which was held by a named escrow agent. In settlement, DEC agreed to pay $90,000 (“settlement amount”) to the escrow agent for the benefit of Mr. Bentsen within 30 days from the latest date as of which the agreement was executed by all parties or an additional 15 days upon a showing of good cause. Upon payment of this sum, the agreement requires the escrow agent to file the stipulation of dismissal and pay the said sum to Mr. Bentsen. The agreement provides for certain releases by the parties that are effective upon filing of the stipulation and payment of the settlement amount.  On or about March 31, 2005, the settlement amount was paid by the escrow agent to Mr. Bentsen and the stipulation of dismissal was filed with the court dismissing the case with prejudice.

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

8.

Subsequent Events

During July and August 2005, the Company closed on a private placement to certain investors for gross proceeds to the Company of $4,050,000 (before deductions of certain fees and expenses of the offering).  The offering was made exclusively to certain accredited investors pursuant to Rule 506 of Regulation D under the Securities Act.  We issued an aggregate of 2,025,000 shares of our common stock at a price of $2.00 per share.  The Company agreed to pay a 7% commission to the placement agent in connection with the sale of 900,000 shares issued in the placement, which is payable in cash or restricted common stock of the Company.  We issued the placement agent 90,000 placement agent warrants at an exercise price of $2.60 per share, exercisable for a period of five years from the date of issuance. In addition, two independent brokers, not affiliated with the placement agent, were paid a commission of 5% on a total of $400,000 raised.

ITEM 2.

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

Statements Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and information relating to us that is based on management’s exercise of business judgment, as well as assumptions made by and information currently available to management.  When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words of similar import, are intended to identify any forward-looking statements.  You should not place undue reliance on these forward-looking statements.  These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update , revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events.  Although we believe our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

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

The Company’s ability to continue as a going concern and meet its obligations as they come due is dependent upon its ability to raise sufficient additional financing as discussed above.  Since January 1, 2005, and including $4,050,000 of funds raised in July and August of 2005, we have raised year-to-date gross proceeds of $6,650,002, which has resulted in net proceeds to the Company of approximately $6,428,000.  The existing cash balance, at June 30, 2005, together with the proceeds raised in July and August 2005, is expected to provide sufficient working capital to enable the Company to continue operations through December 31, 2005, absent cash flow from operations. The Company, in May 2005, entered into a placement agent agreement with an investment bank to provide private placement financing on a ‘best efforts’ basis.  The placement agreement expires twelve (12) months from the date of execution.  There can be no assurance that the Company will be successful in raising such financing.  The Company anticipates it will need to increase the current workforce significantly to achieve commercially viable sales levels.  There can be no assurance that these needs will be met or that the Company will be able to raise sufficient debt or equity financing to permit operations to continue.  If the Company is unable to raise sufficient additional financing to continue operations at a level necessary to achieve commercially viable sales levels, the liquidation value of the Company’s non-current assets may be substantially less than the balances reflected in the financial statements and the Company may be unable to pay its creditors.  Also, the Company’s former independent registered public accounting firm’s reports on the consolidated financial statements included in the Company’s annual reports on Form 10-KSB for the years ended December 31, 2003 and 2004, contained an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about the Company’s ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become a stockholder of the Company.

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

Business Overview

The business of the Company is currently carried out by Guardian Technologies International, Inc. and its subsidiaries (“Guardian” or the “Company”) as described below. The Company may seek to acquire other businesses or other technologies in exchange for cash, debt and/or shares of its common stock.  Further, the Company plans to form wholly-owned subsidiaries to operate within defined vertical markets.

Employees

As of June 30, 2005, we employed thirty-four full-time employees, one part-time employee, and seven contract employees in the U.S. and the United Kingdom.  During March 2005, we commenced the development of a U.S. sales force for our healthcare product, FlowPoint, by hiring four knowledgeable, industry-experienced sales representatives.  Our current sales force covers the following U.S. territories:  northeast, northwest, California, and Florida.

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

While the security/defense/military marketplace has absorbed the majority of our research and development activities, a larger potential market may exist for our healthcare products.  Our research scientists have performed preliminary development activities in the areas of mammography, oncology, and ophthalmology with exceptional results.  As the research and development area of the Company grows in headcount and specific medical expertise, although there can be no assurance, we expect to be able to fully utilize the pioneering and diverse capabilities of our technology to assist physicians in the detection of previously undetected diseases and medical anomalies in all digital imaging examinations.

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

Critical Accounting Policies and Estimates

Principles of Consolidation

The consolidated financial statements include the accounts of Guardian Technologies International, Inc. and its subsidiaries, RJL Marketing Services Inc., Guardian Healthcare Systems UK Ltd., and Wise Systems Ltd., which are wholly owned subsidiaries.  Subsidiaries acquired are consolidated from the date of acquisition.  All significant intercompany balances and transactions are eliminated in consolidation.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible.  At June 30, 2005, the Company considered all receivables currently due and collectible and recorded no allowance for doubtful accounts.

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

Revenue Recognition

Revenues are derived primarily from the sublicensing and licensing of computer software, installations, training, consulting, software maintenance and sales of PACS, RIS and RIS/PACS solutions and hardware.  Inherent in the revenue recognition process are significant management estimates and judgments, which influence the timing and amount of revenue recognized.

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

Results of Operations – Six months ended June 30, 2005

Net losses for the periods reported reflect the consolidated results of operations of Guardian Technologies International, Inc. and its subsidiaries.  Revenues for the three and six month periods ended June 30, 2005, were $122,835 and $177,019, respectively.  These revenues result from the sale, implementation and maintenance of the Company’s FlowPoint healthcare solutions.  There were no revenues generated for comparable periods in 2004.  Year-to-date net losses through June 30, 2005 and 2004 were $8,017,078 and $15,117,223, respectively.

Selling, General and administrative expenses

Selling, General and Administrative expenses increased to $3,250,411 for the first six months of 2005 compared to $2,032,712 for the same six month period of 2004, an increase of approximately 60%.  2005 expenses included $1,276,640 of payroll and payroll-related expenses, $414,233 of research and development expenses attributable to PinPoint, $1,129,162 of professional fees (legal, accounting, SEC filing, and press releases), $134,980 of rent, $92,312 of insurance expense, $197,197 of travel expenses, and $240,773 of miscellaneous expenses.  Comparable expenses for the six months ended June 30, 2004, included $915,800 of payroll and payroll-related expenses, $385,667 of research and development expenses attributable to PinPoint, $437,503 of professional fees (legal, accounting, SEC filing, and press releases), and $93,326 of rent.

Amortization of Stock-based compensation

Included in this non-cash expense category are the amortization of the fair market value of employee stock options and the fair market value of stock issued to outside consultants.  During the six months ended June 30, 2005, we recognized an expense associated with employee stock option compensation of $1,317,500 and $3,011,269 of consulting expense.  During the same six month period of 2004 the expense associated with employee stock option compensation was $2,097,292 and consulting expense of $10,599,937. The 66% decrease in total stock-based compensation expense is attributed to a reduction in the use of stock as a form of compensation to outside consultants, as well as, the reduction in the use of non-qualified stock options as a form of compensation to employees.

Interest expense

There was no interest expense for the period ended June 30, 2005, as compared to $1,131,444 of interest expense for the comparable period in 2004.  Interest expense in 2004 is comprised of three components, all related to the bridge notes.  $699,501 represents the amortization of the discount on the bridge notes.  The discount associated with the bridge notes resulted from the fair market value calculation of the warrants attached to the bridge note facility and the discount attributable to the beneficial conversion feature.  $355,600 results from the fair market value calculation of the warrants associated with the 120-

day extension of the maturity date of the bridge notes. The remaining balance of $76,343 represents the interest expense accrued on the bridge notes.

Liquidity and Capital Resources

To date the Company’s principal source of liquidity has been the net proceeds from external financing transactions.  For the six months ended June 30, 2005 and 2004 the Company provided net cash of $2,641,621 and $7,308,697, respectively, from such financing transactions.  The available cash balances at June 30, 2005 and 2004 were $107,022 and $4,818,825, respectively.

Cash Flows from Operating Activities

Net cash used by operating activities in the first six months of 2005 was $3,096,196, compared with net cash used by operating activities of $2,731,250 in the first six months of 2004, an increase of approximately 13.4%.  The difference between our adjusted net loss of $3,355,883 (net of non-cash expenses of $3,033,401), in 2005 and the $3,096,196 of negative operating cash flow was primarily attributable to an increase in accounts receivable of $87,104, an increase in other current assets of $41,009, an increase prepaids of $185,809 and an increase in deposits of $111,548, partially offset by an increase in payables and accruals of $676,409, and an increase in deferred revenue of $8,749.

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

Cash Flows from Investing Activities

Net cash used by investing activities in the first six months of 2005 was $350,681 compared with net cash used by investing activities of $77,851 in the same period of 2004.  We invested $237,569 for the purchase of furniture, computers, equipment and software, and $113,112 for costs associated with the prosecution of certain patents with regard to our PinPoint technology.

Net cash used in investing activities in the first six months of 2004 was $77,851 and was used for the purchase of computer software and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities in the first six months of 2005 was $2,641,621, compared with net cash provided by financing activities of $7,308,697 in the first six months of 2004.  Financing cash flows in 2005 reflect the proceeds of $2,565,412 from the sale of common stock, proceeds of $70,000 from the exercise of employee incentive stock options, and the proceeds of $6,209 from the exercise of outstanding stock warrants.

Net cash provided by financing activities in the first six months of 2004 was $7,308,697.  These funds were provided entirely from activities associated with the sale of shares of the Company’s common stock and warrants to purchase common shares.

Working Capital

At June 30, 2005 we had a net working capital deficit of $642,809 compared with a net working capital surplus of $4,711,783 at June 30, 2004.  As of June 30, 2005, the Company has generated minimal revenue from operations and as a consequence has not produced sufficient funds to fund its operations, and the Company has incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional debt or equity capital, and the success of its future operations.

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

The Company’s ability to continue as a going concern and meet its obligations as they come due is dependent upon its ability to raise additional financing as discussed above.  During the three month period ended June 30, 2005, the Company raised $1,490,410 (net of investment fees and expenses) from a private placement offering of its securities and the extension of the exercise period of certain outstanding stock warrants.  Additionally, during the period beginning July 1, 2005 and ending as of the date of filing of this Report on Form 10-Q, we have raised an additional $4,042,600 (net of investment fees and expenses) from a private placement to certain investors.  The Company anticipates it will need to increase the current workforce significantly to achieve commercially viable sales levels.  There can be no assurance that these needs will be met or that sufficient additional financing will be raised to permit operations to continue.  If the Company is unable to raise sufficient additional financing to continue operations at a level necessary to achieve commercially viable sales levels, the liquidation value of the Company’s non-current assets may be substantially less than the balances reflected in the financial statements and the Company may be unable to pay its creditors.

Factors That May Affect Future Results

In addition to the other information in this report, you should carefully consider the following cautionary factors in evaluating us and our business.  Our financial condition and operating results could be materially adversely affected by any of the risks set forth below.  From time to time we may furnish certain “forward-looking” information, as that term is defined by (i) the Private Securities Litigation Reform Act of 1995, and (ii) in releases issued by the SEC.  We are making these cautionary statements pursuant to the Exchange Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Exchange Act.

We have generated minimal revenue from operations and our business plan and technologies are unproven.

Since the closing of the reverse acquisition we have generated minimal revenues from the sale or our products.  Also, we have experienced operating losses and negative cash flows.  We incurred a net loss of approximately $28,855,121 for the year ended December 31, 2004, and an operating loss of approximately $8,017,078 for the six months ended June 30, 2005.  Our business plan is unproven and we cannot assure you that we will ever achieve profitability or, if we achieve profitability, that it will be sustainable.  The income potential of our businesses is unproven, and our limited operating history makes it difficult to evaluate our prospects.  We anticipate increased expenses as we continue to expand and improve our infrastructure, invest in or develop additional products, make acquisitions, develop our technology, expand our sales and marketing efforts and pursue additional industry relationships. Moreover, the acceptance of the products that we offer is uncertain, including acceptance by the healthcare and aviation security markets.

We are dependent on the proceeds of future financings to implement our business plan and strategy.

During the first six months of fiscal 2005, our average monthly cash expenditures have been approximately $600,000 and we have relied on the proceeds of the sale of our equity securities to meet our cash needs.  As of August 8, 2005, we have sufficient cash to enable us to continue operations through December 31, 2005, absent positive cash flows from operations.   In May 2005, we entered into an agreement with an investment banking firm to raise up to $10 million in additional financing in a private placement or our securities.  There can be no assurance that we will be successful in raising such additional financing, upon terms that may be acceptable to the Company, or at all.  The Company has no additional plans with regard to, or sources of, additional financing. In the event we are unable to raise additional financing, we may be unable to implement our business plan and may be required to curtail are existing operations.

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

Our independent registered public accounting firm expressed uncertainty regarding our ability to continue as a going concern.

Our former independent registered accounting firm that we had engaged to audit our financial statements for the years ended December 31, 2004 and 2005, expressed uncertainty with regard to such financial statements about our ability to continue as a going concern because of our operating losses and our need for additional capital.  The financial statements do not contain adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue as a going concern.

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

Our common stock is subject to the SEC’s “penny stock” rules.  These regulations define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, these rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market.  The broker-dealer also must disclose the commissions payable to the broker-dealer and the registered underwriter, current quotations for the securities, information on the limited market in penny stocks and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealers’ presumed control over the market.  In addition, the broker-dealer must obtain a written statement from the customer that such disclosure information was provided and must retain such acknowledgment for at least three years.  Further, monthly statements must be sent disclosing current price information for the penny stock held in the account.  The penny stock rules also require that broker-dealers engaging in a transaction in a penny stock make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the purchase.  The foregoing rules may materially and adversely affect the liquidity for the market of our common stock.  Such rules may also affect the ability of broker-dealers to sell our common stock, the ability of holders of such securities to obtain accurate price quotations and may therefore impede the ability of holders of our common stock to sell such securities in the secondary market.

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

Any failure by elements of Guardian's healthcare systems that provide elements of claims submitted by its clients could expose Guardian to liability claims for incorrect billing and electronic claims.  Unsuccessful claims could be costly to defend and divert management time and resources. In addition, Guardian cannot make assurances that it will continue to have appropriate insurance available to it in the future at commercially reasonable rates.

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

The sales cycle of our PinPoint product is expected to be lengthy due to the protracted approval process that typically accompanies large capital expenditures and the time required to install our PinPoint product. In addition, in the United States, budgetary debates in Congress, may result in additional delays in the purchase of our PinPoint products. During the sales cycle we may expend substantial funds and management resources but recognize no associated revenue.

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

Future fluctuations in the exchange rate could adversely affect our results in the event we make foreign sales of our products.  From time to time, as and when we determine it is appropriate and advisable to do so, we will seek to mitigate the effect of exchange rate fluctuations through the use of derivative financial instruments. We cannot assure you, however, that we will continue this practice or be successful in these efforts.

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

The aviation security industry is intensely competitive and we may not compete successfully. As a result of increased demand for security systems, additional companies may enter the industry. Some of our competitors, and many of the potential new entrants into the aviation security industry, have financial, technical, production, marketing and other resources substantially greater than ours. We believe that some of our competitors have products undergoing TSA certification. Our failure to compete successfully could result in lost sales and could hamper our financial results.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures.   International revenues from Wise, the Company’s subsidiary located in the United Kingdom, were approximately 55% of total revenues in the six months ended June 30, 2005.  International sales are made mostly from the Company’s foreign subsidiary and are typically denominated in British pounds.  As of June 30, 2005, approximately 76% of total consolidated accounts receivable were denominated in British pounds. Additionally, the Company’s exposure to foreign exchange rate fluctuations arises in part from intercompany accounts which are charged to Wise and recorded as intercompany receivables on the books of the U.S. parent company.  The Company is also exposed to foreign exchange rate fluctuations as the financial results of Wise are translated into U.S. dollars in consolidation.  As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of June 30, 2005, 73% of the Company’s cash and cash equivalents balance was included in the Company’s foreign subsidiaries.

ITEM 4.

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

PART II.  OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

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

On January 7, 2005, the Company sold to certain “accredited investors” 500,000 shares of the Company’s common stock at a price of $2.00 per share for net proceeds of $1,000,001.75.  The private placement was effected in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act.

On April 15, 2005, pursuant to the terms of a Units Purchase Agreement, the Company closed on a private placement of its securities for gross proceeds to the Company of $1,200,000 (before deductions of certain fees and expenses of the offering).  The offering was made exclusively to certain accredited investors pursuant to Rule 506 of Regulation D under the Securities Act.  We issued 120,000 units of securities, each unit consisting of four shares of the Company’s common stock and one Class B Common Stock Purchase Warrant (“Class B Warrant”) to purchase one share of common stock.  The Class B Warrants are exercisable commencing on the date of issuance and ending August 15, 2006, at a price of $3.00 per share.  The placement agent for the transaction received the following compensation: (i) warrants to purchase shares of common stock equal to 10% of the shares issued in the offering, exercisable at a price of $3.00 per share for a period of five years from the date of issuance, and (ii) commissions and non-accountable expense reimbursement in the aggregate amount of approximately $96,000.

During June 2005, in conjunction with a private placement to certain investors and as consideration for the investment of $650,000, we agreed to a one year extension of the exercise period for outstanding stock purchase warrants totaling 374,600 warrants.  The stock purchase warrants would have expired on June 18, 2005 and were extended until June 18, 2006.

On May 16, 2005, under the incentive compensation terms of a consulting agreement, the Company compensated its consultant with the issuance of 24,000 shares of common stock.

On June 24, 2005, the Company entered into a six month consulting agreement for public relations services under which the consultant received compensation in the form of 25,000 shares of common stock.

On June 26, 2005, the Company extended the consulting agreement with its primary investor relations firm for a period of six months.  Under the terms of the extension, the consultant received 30,000 shares of the Company’s common stock.

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

ITEM 6.

EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

		Incorporated by Reference		Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date
2.1	Amended and Restated Agreement and Plan of Reorganization dated effective June 12, 2003, by and among the Company, RJL Marketing Services, Inc., and the shareholders of RJL Marketing Services, Inc.	8-K	06/26/2003
2.2	Stock Purchase Agreement, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan Richards.	8-K	07/30/2004
2.3	Promissory Note, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan Richards..	8-K	07/30/2004
2.4	Cash Escrow Agreement, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan Richards..	8-K	07/30/2004
2.5	Stock Escrow Agreement, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan Richards..	8-K	07/30/2004
2.6	Employment Agreement, dated July 27, 2004, between Wise Systems Ltd. and Martin Richards.	8-K	07/30/2004
2.7	Deed of Covenant (Non-Competition Agreement), dated July 27, 2004, between the Company and Martin Richards.	8-K	07/30/2004
2.8	Deed of Covenant (Non-Competition Agreement), dated July 27, 2004 between the Company and Susan Richards	8-K	07/30/2004
3.1	Certificate of Incorporation	10-KSB	04/15/2004
3.2	Articles of Amendment to Certificate of Incorporation	10-KSB	04/15/2004
3.7	By-Laws	10-KSB	04/15/2004
4.1	Form of Common Stock Certificate	SB-2	03/22/96
10.1	Employment Agreement, dated October 1, 2002, between RJL Marketing Services, Inc. and Robert Dishaw.	10-QSB	08/15/2003
10.2	Employment Agreement, dated January 1, 2003, between RJL Marketing Services, Inc. and Michael W. Trudnak.	10-QSB	08/15/2003
10.3	Amendment Agreement, dated July 28, 2003, between RJL Marketing Services, Inc. and

Michael W. Trudnak.	10-QSB	08/15/2003		10.4
Settlement Agreement, dated June 26, 2003, between the Registrant and J. Andrew Moorer.	10-QSB	08/15/2003		10.5
Exclusive Distribution Agreement, dated June 26, 2003, between RJL Marketing Services, Inc. and Diagnos, Inc.	8-K/A	08/26/2003		10.6
Employment Agreement, dated May 19, 2003, between RJL Marketing Services, Inc. and Darrell E. Hill.	8-K/A	08/26/2003		10.7
Employment Agreement, dated May 19, 2003, between RJL Marketing Services, Inc. and Stephen Lancaster.	8-K/A	08/26/2003		10.8
Consulting Agreement, dated May 19, 2003, between RJL Marketing Services, Inc. and Max Tobin.	8-K/A	08/26/2003		10.9
Employment Agreement, dated August 4, 2003, between the Registrant and Ruth H. Taylor.	10-QSB	11/14/2003		10.10
Employment Agreement, dated August 18, 2003, between the Registrant and William J. Donovan.	10-QSB	11/14/2003		10.11
Consulting Agreement, dated July 28, 2003, between the Registrant and Redwood Consultants LLC.	10-QSB	11/14/2003		10.12
Amended And Restated 2003 Stock Incentive Plan.	10-KSB	04/15/2004		10.13
Employment Agreement, dated December 3, 2003, between the Registrant and Victor Hamilton.	8-K	01/30/2004		10.14
Consulting Agreement, dated September 24, 2004, between the Registrant and Stonecroft Capital, LLC	10-KSB	05/13/2005		10.15
Consulting Agreement, dated August 17, 2004, between the Registrant and B. Michael Friedman/PRBroadcast, Inc.	10-KSB	05/13/2005		10.16
Consulting Agreement, dated August 18, 2004, between the Registrant and Phillip Johnston, Esq., CPA	10-KSB	05/13/2005		10.17
Distributor Agreement, dated March 30, 2005, between the Registrant and EGC International Corporation	8-K	03/31/2005		10.18
Form of Incentive Stock Option Award Agreement.			x	10.19
Form of Non-Qualified Stock Option Award Agreement			x	31.1
Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer			X	31.2
Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer			X	32.1
Section 1350 Certification of Chief Executive Officer			X	32.2
Section 1350 Certification of Chief Financial Officer			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2005

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

Registrant

By:    /s/ Michael W. Trudnak

Michael W. Trudnak

Chief Executive Officer & Chairman

Principal Executive Officer

By:    /s/ William J. Donovan

William J. Donovan

Chief Financial Officer

Principal Financial & Accounting Officer

34