Form 10-Q/A
period 2005-06-30
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2005-10-17
CIK 873198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE TO AMENDMENT NO. 1 ON FORM 10-Q/A

Guardian Technologies International, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, which was originally filed with the Securities and Exchange Commission on August 12, 2005, in response to comments provided by the SEC staff in a Comment Letter dated September 16, 2005.

The following items of the Form 10-Q have been modified or revised in this Amendment No. 1 to reflect modifications and/or additional information requested in the SEC Comment Letter:

•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I, Item 4. Controls and Procedures

•	Part II, Item 6. Exhibits

This Amendment No. 1 does not modify or update disclosures presented in the original Form 10-Q, except as required to reflect the modifications or additional information requested in the SEC Comment Letter. Except for disclosures affected by the SEC Comment Letter, Amendment No. 1 speaks as of the original filing date of the Form 10-Q on August 12, 2005 and does not modify or update disclosures in the Form 10-Q, including the nature and character of such disclosures, to reflect events occurring or items discovered after the original filing date of the Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the original filing date of the Form 10-Q, including any amendments to those filings.

TABLE OF CONTENTS

TABLE OF CONTENTS

3

PART I.  FINANCIAL INFORMATION

4

ITEM 1.

FINANCIAL STATEMENTS

4

Consolidated Balance Sheet

        3

Consolidated Statements of Income

                            4

Consolidated Statements of Cash Flows

                            5

Notes to Condensed Consolidated Financial Statements - Unaudited

                            7

1.

Basis of Presentation

7

2.

Recently Issued Accounting Pronouncements

8

3.

Stock-based Compensation

8

4.

Acquisitions

9

5.

Goodwill and Intangible Assets

9

6.

Stockholders’ Equity

10

7.

Legal Proceedings

11

8.

Subsequent Events

11

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

12

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

31

ITEM 4.

CONTROLS AND PROCEDURES

32

PART II.  OTHER INFORMATION

32

ITEM 1.

LEGAL PROCEEDINGS

32

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

33

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

33

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

33

ITEM 5.

OTHER INFORMATION

33

ITEM 6.

EXHIBITS

34

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

Statements Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and information relating to us that is based on management’s exercise of business judgment, as well as assumptions made by and information currently available to management.  When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words of similar import, are intended to identify any forward-looking statements.  You should not place undue reliance on these forward-looking statements.  These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events.  Although we believe our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

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

The measure “adjusted net loss” reflects the Company’s GAAP “net loss” for the period ended June 30, 2005, adjusted to eliminate three non-cash expense items that are set forth in the Company’s “Consolidated Statements of Cash Flows,” the principal of which is an adjustment for stock-based compensation, as more fully set forth in the following table:

Description	Period Ended June 30, 2005
Net Loss	$8,017,078
Less: Depreciation and Amortization	269,599
Stock-based compensation expense	4,328.769
Foreign currency translation adjustment	62,827
Adjusted net loss	$3,355,883

The use of such non-GAAP measure is intended to supplement the consolidated financial statements presented in accordance with GAAP, as well as to explain and help clarify uses of cash by the Company during the period without regard to the non-cash items reflected in net loss.  Such presentation is consistent with investor/market expectations and inquiries pertaining to the Company’s cash “burn” rate.  The Company has disclosed in this quarterly report on Form 10-Q the existence of a going concern issue which focuses on current available working capital and the Company’s ability to generate necessary go forward working capital.  A key component to evaluating the seriousness of the going concern issue is the Company’s periodic cash “burn” rate, which can best be analyzed through the use of the non-GAAP measure, “adjusted net loss.”

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures.    As defined under Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Certifying Officers have concluded that, as of June 30, 2005, certain of the Company’s disclosure controls and procedures were not effective as they relate to timely filing in that (i) the Company’s Form 10-KSB for the year ended December 31, 2004, was not timely filed and such filing did not include the Company’s audited financial statements due to an administrative filing error associated with the use of Edgar filing system that was immediately corrected by the filing of an amendment to such filing and (ii) the Company’s Form 10-Q for the quarter ended March 31, 2005, was not timely filed.  In view of the foregoing, the Company’s certifying officers reviewed the Company’s disclosure controls and procedures and have prepared and, during the fourth quarter of 2005 and prior to the filing of the Company’s Form 10-Q for the period ended September 30, 2005, propose to implement revised disclosure controls and procedures to help assure timely filing of the reports that the Company files or submits under the Exchange Act, including controls and procedures related to the time line for the Company’s preparation and distribution of such reports for review by management, the Company’s Audit Committee, its auditors and outside legal counsel prior to filing with the SEC.

Based on these changes, our Certifying Officers concluded that as of the end of the period covered by this Report that our disclosure controls and procedures will become effective.

Changes in Internal Controls

Except as noted above, there were no changes in the internal controls over financial reporting during the period covered by the Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.

EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

		Incorporated by Reference		Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date
2.1	Amended and Restated Agreement and Plan of Reorganization dated effective June 12, 2003, by and among the Company, RJL Marketing Services, Inc., and the shareholders of RJL Marketing Services, Inc.	8-K	06/26/2003
2.2	Stock Purchase Agreement, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan Richards.	8-K	07/30/2004
2.3	Promissory Note, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan Richards..	8-K	07/30/2004
2.4	Cash Escrow Agreement, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan Richards..	8-K	07/30/2004
2.5	Stock Escrow Agreement, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan Richards..	8-K	07/30/2004
2.6	Employment Agreement, dated July 27, 2004, between Wise Systems Ltd. and Martin Richards.	8-K	07/30/2004
2.7	Deed of Covenant (Non-Competition Agreement), dated July 27, 2004, between the Company and Martin Richards.	8-K	07/30/2004
2.8	Deed of Covenant (Non-Competition Agreement), dated July 27, 2004 between the Company and Susan Richards	8-K	07/30/2004
3.1	Certificate of Incorporation	10-KSB	04/15/2004
3.2	Articles of Amendment to Certificate of Incorporation	10-KSB	04/15/2004
3.7	By-Laws	10-KSB	04/15/2004
4.1	Form of Common Stock Certificate	SB-2	03/22/96
10.1	Employment Agreement, dated October 1, 2002, between RJL Marketing Services, Inc. and Robert Dishaw.	10-QSB	08/15/2003
10.2	Employment Agreement, dated January 1, 2003, between RJL Marketing Services, Inc. and Michael W. Trudnak.	10-QSB	08/15/2003
10.3	Amendment Agreement, dated July 28, 2003, between RJL Marketing Services, Inc. and Michael W. Trudnak.	10-QSB	08/15/2003
10.4	Settlement Agreement, dated June 26, 2003, between the Registrant and J. Andrew Moorer.	10-QSB	08/15/2003
10.5	Exclusive Distribution Agreement, dated June 26, 2003, between RJL Marketing Services, Inc. and Diagnos, Inc.	8-K/A	08/26/2003
10.6	Employment Agreement, dated May 19, 2003, between RJL Marketing Services, Inc. and Darrell E. Hill.	8-K/A	08/26/2003
10.7	Employment Agreement, dated May 19, 2003, between RJL Marketing Services, Inc. and Stephen Lancaster.	8-K/A	08/26/2003
10.8	Consulting Agreement, dated May 19, 2003, between RJL Marketing Services, Inc. and Max Tobin.	8-K/A	08/26/2003
10.9	Employment Agreement, dated August 4, 2003, between the Registrant and Ruth H. Taylor.	10-QSB	11/14/2003
10.10	Employment Agreement, dated August 18, 2003, between the Registrant and William J. Donovan.	10-QSB	11/14/2003
10.11	Consulting Agreement, dated July 28, 2003, between the Registrant and Redwood Consultants LLC.	10-QSB	11/14/2003
10.12	Amended And Restated 2003 Stock Incentive Plan.	10-KSB	04/15/2004
10.13	Employment Agreement, dated December 3, 2003, between the Registrant and Victor Hamilton.	8-K	01/30/2004
10.14	Consulting Agreement, dated September 24, 2004, between the Registrant and Stonecroft Capital, LLC	10-KSB	05/13/2005

10.15	Consulting Agreement, dated August 17, 2004, between the Registrant and B. Michael Friedman/PRBroadcast, Inc.	10-KSB	05/13/2005
10.16	Consulting Agreement, dated August 18, 2004, between the Registrant and Phillip Johnston, Esq., CPA	10-KSB	05/13/2005
10.17	Distributor Agreement, dated March 30, 2005, between the Registrant and EGC International Corporation			x
10.18	Form of Incentive Stock Option Award Agreement.			x
10.19	Form of Non-Qualified Stock Option Award Agreement			x
10.20	Teaming Agreement, dated December 20, 2004, between the Registrant and Lockheed Martin Corporation acting through its business unit – Lockheed Martin Distribution Technologies			x
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer			X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer			X
32.1	Section 1350 Certification of Chief Executive Officer			X
32.2	Section 1350 Certification of Chief Financial Officer			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 14, 2005

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

Registrant

By:    /s/ Michael W. Trudnak

Michael W. Trudnak

Chief Executive Officer & Chairman

Principal Executive Officer

By:    /s/ William J. Donovan

William J. Donovan

Chief Financial Officer

Principal Financial & Accounting Officer

36