Form 10-Q
period 2005-09-30
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2005-11-15
CIK 873198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _________ to __________

Commission File No.  000-28238

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	54-1521616
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification number)

516 Herndon Parkway, Suite A, Herndon, Virginia	20170
(Address of Principal Executive Offices)	(Zip Code)

(703)  464-5495

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ ✓]

As of November 9, 2005, there were outstanding 32,889,712 shares of the registrant’s Common Stock, par value $.001 per share.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

3

ITEM 1.

FINANCIAL STATEMENTS

3

CONSOLIDATED BALANCE SHEET

3

CONSOLIDATED STATEMENTS OF OPERATIONS

4

CONSOLIDATED STATEMENTS OF CASH FLOWS

5

CONSOLIDATED STATEMENT OF STOCKHOLDERS’S EQUITY AND COMPREHENSIVE LOSS

6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

7

(1)

Description of Business

7

(2)

Basis of Presentation

7

(3)

Financial Condition

8

(4)

Recently Issued Accounting Pronouncements

9

(5)

Acquisitions

10

(6)

Goodwill and Intangible Assets

10

(7)

Warrants

10

(8)

Stockholders’ Equity

11

(9)

Legal Proceedings

13

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

13

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

34

ITEM 4.

CONTROLS AND PROCEDURES

34

PART II.  OTHER INFORMATION

35

ITEM 1.

LEGAL PROCEEDINGS

35

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

35

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

36

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

37

ITEM 5.

OTHER INFORMATION

37

ITEM 6.

EXHIBITS

37

 PART I.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2005 (Unaudited)	DECEMBER 31, 2004
Current assets:
Cash and cash equivalents	$ 4,340,449	$ 925,999
Accounts receivable	57,400	59,312
Other current assets	123,344	25,184
Prepaid expenses	146,900	303
Total current assets	4,668,093	1,010,798

Equipment, net	348,449	132,772

Other assets:
Deposits	229,665	8,881
Goodwill	115,744	126,472
Intangible assets, net	1,852,570	2,250,151

Total assets	$ 7,214,521	$ 3,529,074

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 401,306	$ 278,439
Accrued expenses	283,213	132,306
Deferred revenue	90,731	59,556

Total current liabilities	775,250	470,301

Stockholders' Equity
Common stock, $0.001 par value -
Authorized - 200,000,000 shares
Issued and outstanding at 9/30/2005 - 32,798,462	32,799	28,043
Issued and outstanding at 12/31/2004 - 28,042,320
Stock subscription receivable	(289,600)	(999,638)
Accumulated comprehensive income (loss)	(75,595)	111,628
Deferred stock compensation	(266,649)	(4,713,216)
Additional paid-in capital	52,922,493	44,112,739
Accumulated deficit	(45,884,177)	(35,480,783)
Total stockholders' equity	6,439,271	3,058,773

Total liabilities and stockholders' equity	$ 7,214,521	$ 3,529,074

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net revenues	$ 43,288	$ 62,248	$ 220,307	$ 62,248

Cost of sales	210,482	54,928	561,319	54,928

Gross profit (loss)	(167,194)	7,320	(341,012)	7,320

Operating expenses:
Selling, general and administrative	1,940,539	929,662	5,425,836	2,962,275
Depreciation	19,980	206,199	53,093	593,480
Amortization of intangibles	1,663	-	3,263	-
Amortization of stock compensation	269,900	2,730,431	4,598,669	15,427,660
Total operating expenses	2,232,082	3,866,292	10,080,861	18,983,415

Operating loss	(2,399,276)	(3,858,972)	(10,421,873)	(18,976,095)

Other income (expense):
Interest income	12,960	6,446	18,479	11,539
Interest expense	-	(10,186)	-	(1,141,630)
Total other income (expense)	12,960	(3,740)	18,479	(1,130,091)

Net loss	$ (2,386,316)	$ (3,862,712)	$ (10,403,394)	$ (20,106,186)

Loss per common share:
Basic and dilutive	$ (0.08)	$ (0.18)	$ (0.35)	$ (1.08)

Weighted average number of shares used in computing basic and dilutive net loss per share	31,435,862	22,009,747	29,752,065	18,679,570

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004

OPERATING ACTIVITIES:
Net loss	$ (10,403,394)	$ (20,106,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	403,074	641,642
Stock-based compensation expense	4,598,669	15,427,660
Non-cash interest expense	-	1,141,222
Foreign currency translation adjustment	13,261	-
Changes in operating assets and liabilities:
Accounts receivable	(3,265)	46,988
Other current assets	(98,160)	(28,880)
Prepaids	(146,597)	-
Deposits	(228,755)	129,019
Accounts payable	128,668	(324,530)
Accrued expenses	150,906	(605,020)
Deferred revenue	36,609	-
Net cash used in operating activities	(5,548,983)	(3,678,085)

INVESTING ACTIVITIES:
Purchase of equipment	(261,791)	(79,619)
Investment in patents	(135,488)	-
Acquisition, net of cash acquired	-	(1,244,142)
Change in restricted cash	-	(1,000,000)
Net cash used in investing activities	(397,279)	(2,323,761)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	7,138,036	7,421,197
Proceeds from exercise of employee stock options	100,000	-
Proceeds from exercise of stock warrants	2,142,381	-
Net cash provided by financing activities	9,380,417	7,421,197

Effect of exchange rate changes on cash and cash equivalents	(19,705)	(6,373)

Net change in cash and cash equivalents	3,414,450	1,412,978

Cash and cash equivalents at the beginning of the period	925,999	319,229

Cash and cash equivalents at the end of the period	$ 4,340,449	$ 1,732,207

Supplemental schedule of cash flow information:
Interest payments	$ -	$ 408
Warrants issued to placement agent for common stock offerings	$ 306,000	$ 2,323,589
Warrants extended for one additional year	$ 1,746,215	$ -
Conversion of bridge note principal balance to common stock	$ -	$ 700,000
Conversion of bridge note accrued interest to common stock	$ -	$ 96,760
Warrants issued to consultant for future services	$ -	$ 27,500
Amortization of bridge note discounts	$ -	$ 1,141,222
Notes payable less discount, Wise acquisition	$ -	$ 986,250

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’S EQUITY AND COMPREHENSIVE LOSS

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deferred Stock Compensation	Stock Subscription Receivable	Cumulative Foreign Currency Translation Adjustment	Accumulated Deficit	Total Stockholders' Equity (Deficit)	Accumulated Comprehensive Loss

Balance, December 31, 2004	28,042,320	$ 28,043	$ 44,112,739	$ (4,713,216)	$ (999,638)	$ 111,628	$ (35,480,783)	$ 3,058,773	$ (35,369,155)
Sale of stock	3,600,000	3,600	6,074,703	-	999,638	-	-	7,077,941	-
Employee stock options exercised	200,000	200	99,800	-	-	-	-	100,000	-
Warrants Exercised	822,010	822	2,431,159	-	(289,600)	-	-	2,142,381	-
Cashless Exercise of Warrants	14,646	15	(15)	-	-	-	-	-	-
Exchange of commission to shares	26,062	26	52,098	-	-	-	-	52,124	-
Forfeiture of Stock	(35,580)	(36)	36	-	-	-	-	-	-
Stock compensation remeasurement	-	-	(330,826)	950,827	-	-	-	620,001	-
Amortization of deferred compensation expense	-	-	173,128	3,805,540	-	-	-	3,978,668	-
Foreign currency translation			-	-	-	(187,223)		(187,223)	(187,223)
Stock issued for consulting services	129,000	129	309,671	(309,800)	-	-	-	-	-
Net Loss	-	-	-	-	-	-	(10,403,394)	(10,403,394)	(10,403,394)
Comprehensive loss	-	-	-	-	-	-	-	-	(10,590,617)
Balance, September 30, 2005	32,798,458	$ 32,799	$ 52,922,493	$ (266,649)	$ (289,600)	$ (75,595)	$ (45,884,177)	$ 6,439,271	$ (45,959,772)

The accompanying notes are an integral part of the financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(1)

Description of Business

Guardian Technologies International, Inc. (“we,” “us,” “our,” “Guardian,” or the “Company”), is a technology company that designs, develops and delivers sophisticated imaging informatics solutions to its target markets:  security and healthcare. We utilize high-performance imaging technologies and advanced analytics to create integrated information management technology products and services that address critical problems in healthcare and homeland security for corporations and governmental agencies.  Each product and service can radically improve the quality and velocity of decision-making, organizational productivity, and efficiency within the enterprise.  Our product suite is a platform for innovation that efficiently integrates, streamlines, and distributes business and clinical information and images across the enterprise.

We understand the challenges facing our clients such as staffing shortages, declining revenues, declining reimbursements, integration complexities, information accuracy across systems, and competitive pressures.  We develop our solutions and services to help our clients meet those challenges head on by accelerating their productivity so they can work more efficiently with the same staff.

The Company markets its products and services to two primary markets:  the U.S. Government and the healthcare industry.  As opportunities present themselves in other vertical markets, the Company will assess the size of the opportunity, the resources required to successfully complete the opportunity, and the ongoing market for the developed technology or solution.  Our business model is predicated on meeting client expectations, managing client relationships, and providing comprehensive solutions to meet client IT needs.

(2)

Basis of Presentation

The consolidated condensed financial statements have been prepared by Guardian pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations.  As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in our 2004 Annual Report on Form 10-KSB.  In our opinion, the financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows, for those periods presented.  The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities.  Actual results could differ from those estimates and assumptions.  Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.  We maintain a web site at www.guardiantechintl.com, which makes available free of charge our recent annual report and other filings with the SEC.

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

Stock-based Compensation

The Company measures compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  The Company applies the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure as if the fair value-based method had been applied in measuring compensation expense.  Under APB No. 25, when the exercise price of the Company’s employee stock options equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized.  The Company issued options to purchase shares with a strike price less than fair value that resulted in total compensation expense for the three and nine month periods ended September 30, 2005 of $193,750 and $1,511,250, respectively.

As required under SFAS No. 123, the pro forma effects of stock-based compensation on net income and earnings per common share for employee stock options granted have been estimated at the date of grant and beginning of the period, respectively, using a Black-Scholes option pricing model.  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net loss over the related employees estimated service period to vest.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss - as reported	$ (2,386,316)	$ (3,862,712)	$ (10,403,394)	$ (20,106,186)
Add: stock-based employee compensation expense included in reported net loss	193,750	(152,611)	1,511,250	1,944,681
Deduct: stock-based employee compensation expense determined under the fair value based method for all awards	(748,144)	(2,794,075)	(2,996,050)	(8,245,290)
Pro forma net loss	$ (2,940,710)	$ (6,809,398)	$ (11,888,194)	$ (26,406,795)

Net loss per common share
As Reported:
Basic and diluted	$ (0.08)	$ (0.18)	$ (0.35)	$ (1.08)

Pro forma:
Basic and diluted	$ (0.09)	$ (0.31)	$ (0.40)	$ (1.41)

(3)

Financial Condition

As of September 30, 2005, the Company’s revenue generating activities have not produced sufficient funds for profitable operations, and the Company has incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional financing, and the success of its future operations.

As discussed above, the Company’s ability to continue as a going concern and meet its obligations as they come due is dependent upon its ability to raise additional financing and/or generate revenues from operations sufficient to meet all obligations.  During the period beginning January 1, 2005 and ending as of the date of filing of this Quarterly Report on Form 10-Q, we have raised approximately $9,933,962 (net of investment fees and expenses) from the sale of our equity (or equity-based) securities, including from the exercise of outstanding common stock purchase warrants that had been issued in a private placement during 2004.  In addition, U.S. and international sales/marketing efforts for the Company’s healthcare product, FlowPoint, during the quarter ended September 30, 2005, resulted in sales of five licenses for the purchase of FlowPoint.  While the sales of these licenses are below our customary prices, they nonetheless establish Guardian as a viable participant in the healthcare marketplace and provide us with future reference accounts. Additionally, during the same quarter the Company began international sales and marketing efforts for its threat detection product, PinPoint.  Although the Company has not generated any revenue from the sale of its PinPoint product, we have applied for five export licenses and have been granted two of those licenses by the Department of Commerce.  Although there can be no assurance, we expect that we will have begun two international pilot projects before the end of the year for our PinPoint product.

Management believes that the current cash balance of $4,340,499 as of September 30, 2005, and the additional approximately $500,000 of cash proceeds received in October 2005 to be sufficient to support operations, absent cash flow from revenues, for a period of approximately six months.  Also, the Company will seek to raise additional financing through the sale of debt or equity securities, including from the exercise of outstanding warrants and options, for the purpose of financing its operations, to expand marketing efforts, accelerate product development and for acquisitions. There can be no assurance that such financing efforts will be successful, that the Company will be able to raise sufficient additional financing for such purposes, or that the marketing and product development efforts, or acquisition strategy will be successful.  Also, management believes that during fourth quarter of 2005 and first quarter of 2006, it will be able to generate additional revenue from the sale of its FlowPoint product and hopes to alleviate any going concern issue, although there can be no assurance that it will be able to do so.  Furthermore, during April 2005, the Company entered into a letter agreement with an investment banking firm which has agreed to assist Guardian in a private placement of its equity or equity-linked securities. The securities will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The agreement is for a term of 12 months but may be terminated be either party upon 30 days’ prior written notice.  We have agreed to pay the investment banking firm a financing completion fee in cash of 7% of the gross proceeds of any financing, warrants to purchase a number of shares equal to 2% of aggregate number of shares issued to investors in any financing, and reimburse the investment banking firm for certain out-of-pocket expenses. Also, we have granted the investment banking firm a first right of refusal for one year from the closing of any financing to serve as lead managing underwriter of any public financing or as lead placement agent on any private financing.  As of the date of this Report, the board of directors has not approved the terms of any financing through such investment bank, although it reserves the right to do so at any time in the future upon terms to be negotiated by management and approved by the board of directors.  There can be no assurance that any private placement will commence, be conducted, or that we will raise any financing as a result thereof.

(4)

Recently Issued Accounting Pronouncements

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

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections; a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  Statement 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so.  The requirements are effective for accounting changes made in fiscal years beginning after December 12, 2005.  The Company has assessed the impact of Statement 154, and does not expect it to have an impact on its financial position, results of operations or cash flows.

(5)

Acquisitions

On July 27, 2004, we completed the acquisition of Wise Systems Ltd.  The unaudited pro forma consolidated results of continuing operations, as though the acquisition of Wise Systems Ltd. had taken place at the beginning of the periods presented, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$ 184,414	$ 104,496	$ 361,433	$ 314,219
Loss from continuing operations	$ (2,386,316)	$ (3,912,357)	$ (10,403,394)	$ (20,107,025)
Net loss per common share - basic and dilutive	$ (0.08)	$ (0.18)	$ (0.35)	$ (1.08)

The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition been completed at the beginning of the periods presented or the results which may occur in the future.

(6)

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

As of September 30, 2005
	Gross Cost	Accumulated Amortization	Net

Intangibles with indefinite lives:
Goodwill	$ 115,744	$ -	$ 115,744

Intangibles with finite lives:
Software technology	$ 2,383,002	$ 671,736	$ 1,711,266
Patent acquisition costs	144,821	3,517	141,304
	$ 2,527,823	$ 675,253	$ 1,852,570

(7)

Warrants

The Company has issued warrants as compensation to its placement agent and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.  The table below shows the outstanding warrants as of September 30, 2005.

Title	Number of Warrants Granted and Outstanding	Date Warrants are Exercisable	Exercise Price

Common stock purchase warrants issued to placement agent	21,800	November 24, 2003	$ 1.95
	489,154	May 14, 2004	$ 1.92
	48,000	April 15, 2004	$ 3.00
	54,000	July 13, 2005	$ 3.00
612,954

Common stock purchase warrants issued to consultants	250,000	May 19, 2004	$ 5.00

Common stock purchase warrants issued to bridge noteholders	200,000	December 8, 2003	$ 2.50
	320,000	December 19, 2003	$ 2.50
	62,500	December 20, 2003	$ 5.00
	124,870	April 28, 2004	$ 2.65
707,370

Common stock purchase warrants issued to investors in the private placement	65,000	February 6, 2004	$ 2.65
	54,600	May 14, 2004	$ 2.65
	50,000	December 27, 2004	$ 2.65
	38,000	July 1, 2005	$ 2.65
	75,000	April 15, 2005	$ 3.00
282,600

Total Warrants Issued and Outstanding	1,852,924

(8)

Stockholders’ Equity

Warrant Exercise

During March 2005, an investor in the 2004 Private Placement exercised 2,342 stock purchase warrants which resulted in the issuance of 2,342 shares of common stock for cash proceeds to the Company of $6,208.

During July 2005, a group of investors in the 2004 Private Placement exercised 3,125 stock purchase warrants which resulted in the issuance of 3,125 shares of common stock for cash proceeds to the Company of $8,281.

During August 2005, a group of investors in the 2004 Private Placement exercised 50,625 stock purchase warrants which resulted in the issuance of 50,625 shares of common stock for cash proceeds to the Company of $134,156.

During August 2005, the placement agent for the 2004 Private Placement exercised 1,000 stock purchase warrants which resulted in the issuance of 1,000 shares of common stock for cash proceeds to the Company of $1,920.

During September 2005, a group of investors in the 2004 Private Placement exercised 950,858 stock purchase warrants which resulted in the issuance of 950,858 shares of common stock for cash proceeds to the Company of $2,027,038 in September 2005 and $492,736 in October 2005.

During September 2005, the placement agent for the 2004 Private Placement used the cashless exercise provision of their stock purchase warrants to exchange 23,940 stock purchase warrants for 14,646 shares of common stock.

Warrant Extensions

During June 2005, in conjunction with a private placement to certain investors and as consideration for the investment of $650,000, we agreed to a one year extension of the exercise period for outstanding stock purchase warrants totaling 690,586 warrants.

Direct Investment

During January 2005, the Company accepted direct investment from an accredited investor of $75,000 and issued 50,000 shares of common stock.

During January 2005, the Company accepted direct investment, previously subscribed in December 2004, from an accredited investor of $1,000,000 and issued 500,000 shares of common stock.

During April 2005, pursuant to the terms of a Units Purchase Agreement, the Company closed on a private placement of its securities totaling $1,200,000 before deductions of certain investment banking fees and expenses.  The Company issued to the investors 480,000 shares of common stock and 120,000 Class B Common Stock Purchase Warrants with an exercise price of $3.00 per share that are exercisable through August 15, 2006.  In addition, the placement agent received 48,000 stock purchase warrants with an exercise price of $3.00 per share for a period of five years from the date of issuance, containing certain anti-dilution provisions, a piggy-back registration right, a cashless exercise provision, and other customary provisions.

During June 2005, the Company accepted direct investment from a group of accredited investors of $400,000 and issued 200,000 shares of common stock.

During July and August 2005, the Company closed on a private placement of its securities totaling $4,650,000 before deductions of certain investment banking fees and expenses.  The Company issued to the investors 2,325,000 shares of common stock.  In addition, the placement agent received 92,000 stock purchase warrants with an exercise price of $3.00 per share for a period of five years from the date of issuance, containing certain anti-dilution provisions, a piggy-back registration right, a cashless exercise provision, and other customary provisions.

During September 2005, the Company accepted direct investment from two accredited investors of $52,124 and issued 26,062 shares of common stock.

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

During the third quarter of 2005, the Company’s employees exercised 60,000 incentive stock options which resulted in the issuance of 60,000 shares of common stock for cash proceeds to the Company of $30,000.

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

On July 11, 2005, the Company extended the consulting agreement with its financial consulting services firm for a period of six months.  The consultant received 50,000 shares of the Company’s common stock.

(9)

Legal Proceedings

On August 18, 2004, we became a defendant in a lawsuit in Minnesota state court entitled VisualGold v. Thomas E. Ramsay, Nancy Goetzinger and Guardian Technologies International, Inc. VisualGold has alleged that the Company tortiously interfered with its contracts and prospective economic advantage by engaging Thomas Ramsay to work as a consultant, and that Ramsay transferred certain of its alleged trade secrets to the Company. The Company strenuously denies the allegations, and has asserted counterclaims against VisualGold and other third parties for misappropriation of trade secrets. The Company is seeking compensatory and punitive damages, attorneys' fees and costs. Ramsay and Goetzinger have also filed counterclaims against VisualGold. On October 15, 2004, following an extensive briefing and a hearing on the matter, Judge Isabel Gomez of Hennepin County District Court denied VisualGold's motion for a temporary injunction against the Company in all regards. Discovery has been ongoing, but there is no set trial date due to a current stay of the action ordered by the court. However, based on the advice of counsel, the Company believes that it has substantial defenses to the allegations and that the suit is without merit. The Company and individual defendants deny the allegations in this complaint and intend to defend themselves vigorously. It is not possible at this time to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with these lawsuits. The ultimate resolution of these lawsuits could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

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

We were incorporated in the State of Delaware in February 1996. Prior to our reverse acquisition by RJL Marketing Services Inc., in June 2003, Guardian, through certain subsidiaries, was in the business of (i) fabricating and erecting structural steel for governmental, military, commercial and industrial construction projects through its 50% owned indirect subsidiary Structural Holdings, Inc., (ii) manufacturing and distributing security and safety products, primarily ballistic protective equipment through ForceOne, LLC, of which Guardian indirectly owned a 33% membership interest, and (iii) owning certain real estate properties through Palo Verde, Inc., a wholly owned subsidiary of Guardian.

Overview

Guardian is a technology company that designs, develops and delivers sophisticated imaging informatics solutions to its target markets:  homeland security and healthcare. We utilize high-performance imaging technologies and advanced analytics to create integrated information management technology products and services that address critical problems in homeland security and healthcare.  Each product and service can radically improve the quality and velocity of decision-making, organizational productivity, and efficiency within the enterprise.

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

Currently, we are focused on providing technology solutions and services in two primary markets, healthcare and aviation security.  However, as we develop new or enhanced solutions we expect to expand into other markets such as military and defense utilizing hyper-spectral technology, and imaging diagnostics for the medical industry.  We may also engage in one or more acquisitions of businesses that are complementary to our business.  Further, the Company plans to form wholly-owned subsidiaries to operate within defined vertical markets.

Currently there are no standards within the aviation security marketplace for the testing and validation of software technology solutions.  The marketplace places a premium on the newest innovations in hardware technology, but fails to comprehend how a threat detection software solution could possibly succeed.  Because of that misconception, the marketplace does not currently have standards for the certification of aviation security products other than bulk explosives detection systems and explosives trace detectors, or ETD, which have been developed around chemical analysis and not image analysis.  Our challenge with the PinPoint product is to establish the testing and certification standards, to validate through independent parties the efficacy of PinPoint as an automated threat detection solution, and to convince the appropriate governmental authorities to commit financial resources to purchase PinPoint.  Our initial action to meet the challenge was the execution of a Teaming Agreement with Lockheed Martin.  Through our joint efforts we have been able to establish the necessary testing standards and methods.  While it remains to be seen if our efforts will result in a TSA certification, we have made material strides in the development of PinPoint, the accumulation of a large database of threat and non-threat images, and in the documentation of testing procedures and results.  Further, through our contractual relationships with EGC International, BridgeTech International, and Fowler International we have commenced the marketing and sale of PinPoint to the international community.  These relationships are a significant strategic component of our growth strategy as they provide us the sales and marketing reach that we would not otherwise be able to staff or fund.  These relationships have resulted in five opportunities to-date, each requiring an export license for which we have made application, with three such licenses having been issued by the U.S. Department of Commerce.  Although there can be no assurance, during the fourth quarter of 2005 and the first quarter of 2006 we expect to commence and successfully complete pilot tests in all three locations: Moscow, Shanghai, and Caracas.  Management believes that market acceptance of PinPoint in these three markets as a viable threat detection solution will not only enhance our ability to sell worldwide, but it will open additional opportunities for the development of PinPoint as the intelligent image analysis solution for areas such as target acquisition, satellite remote sensing, and additional opportunities within aviation security such as people portals and cargo scanning.  At the same time, we intend to escalate our efforts with the TSA.  We will work very closely with Lockheed Martin to advance the certification process with TSA.  Additionally, we will solicit the support of politicians and the equipment manufacturers.  While TSA certification is not absolutely essential to the acceptance of Guardian’s PinPoint product, management believes that having TSA certification and a business relationship with the TSA is essential to our strategic growth plans as the relationship represents a material potential contract for baggage scanning applications and future material contracts for additional aviation and transportation security contracts.  Management remains focused on the ongoing development of PinPoint, particularly with respect to test results.  This focus must be even sharper as we enter the pilot test arena where the duration of the pilot test, the conditions under which the pilot test is conducted, and the definition of success and failure will vary country-by-country.  Market acceptance is key to our future success.

The market for imaging and radiology technology in the U.S. is highly fragmented and we face competition from other companies that are developing products that are expected to be competitive with our products.  We compete with both large multinational solution providers and smaller companies. Some of our competitors have more capital, longer operating and market histories, and greater resources than we have, and may offer a broader range of products and at lower prices than we offer.  Establishing Guardian as an industry recognized healthcare solution provider and FlowPoint as the “best of breed” solution for radiology information systems (RIS) and picture archiving and communication systems (PACS) will be a long-term effort.  The Company will require a significant amount of capital for the continued development of FlowPoint to stay technologically ahead of the competition, to fund sales, marketing, and advertising of FlowPoint, and to hire the staff necessary to support customer service and technical support.  Our primary focus is the establishment of FlowPoint in the U.S. marketplace.  To-date we have signed five sales contracts and we are in varying states of implementation with each of the clients.  These clients represent the foundation upon which we will be able to brand Guardian as a recognized healthcare solution provider, FlowPoint as a recognized and validated RIS/PACS solution, and they will serve as the reference accounts upon which we can build additional sales momentum.  We have a five person sales force divided amongst five regions of the U.S., we have established strategic sales/marketing alliances with other market recognized firms providing complimentary products/services, and we have established international marketing/sales efforts through our relationships with EGC International and BridgeTech International.  Management is focused on three primary considerations:  (1) development of customer service and technical staff to support client requirements, (2) development, follow-up, and closure of sales opportunities, and (3) constant vigilance in the management of the cash burn rate (until such time as the Company becomes cash sufficient through operations, it is imperative that business needs always be prudent given the Company’s cash constraint).

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

During the period beginning January 1, 2005 and ending as of the date of filing of this Quarterly Report on Form 10-Q, we have raised approximately $9,933,962 (net of investment fees and expenses) from the sale of our equity and equity based securities, including from the exercise of outstanding common stock purchase warrants that had been issued in a private placement during 2004.  In addition, U.S. and international sales/marketing efforts for the Company’s healthcare product, FlowPoint, during the quarter ended September 30, 2005, resulted in sales of five licenses for the purchase of our FlowPoint product.  In addition, U.S. and international sales/marketing efforts for the Company’s healthcare product, FlowPoint, during the quarter ended September 30, 2005, resulted in sales of five licenses for the purchase of FlowPoint.  While the sales of these licenses are below our customary prices, management believes they nonetheless will help establish Guardian as a viable participant in the healthcare marketplace and provide us with a customer reference platform upon which to grow revenues. Additionally, during the quarter ended September 30, 2005, the Company began increased international sales and marketing efforts for its threat detection product, PinPoint.  Additionally, during the quarter ended September 30, 2005, the Company began increased international sales and marketing efforts for its threat detection product, PinPoint.  Although the Company has not generated any revenue from the sale of its PinPoint product, we have applied for five export licenses to conduct international pilot tests and have been granted export licenses for two of those locales, Moscow and Shanghai.  We expect that we will have begun two international pilot projects before the end of this fiscal year.

Management believes that the cash balance of $4,340,499 as of September 30, 2005, and the approximately $500,000 of cash proceeds received in October 2005 to be sufficient to support operations, absent cash flow from revenues, for a period of approximately six months.  During the fourth quarter of 2005 and first quarter of 2006, management believes that the Company will be able to generate additional revenue from the sale of its FlowPoint product and hopes to alleviate any going concern issue.

Employees

As of September 30, 2005, we employed forty-one full-time employees, one part-time employee, and one contract employee in the U.S. and the United Kingdom.  During March 2005, we commenced the development of a U.S. sales force for our healthcare product, FlowPoint, by hiring four knowledgeable, industry-experienced sales representatives.  Our current sales force covers the following U.S. territories:  northeast, northwest, California, and Florida.

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

Results of Operations

Net losses for the periods reported reflect the consolidated results of operations of Guardian Technologies International, Inc. and its subsidiaries.  As discussed below, revenues for the three months ended September 30, 2005, and 2004, were approximately $43,288 and $62,248, respectively, a decrease of approximately 30.5%. Revenues for the nine months ended September 30, 2005, and 2004, were approximately $220,307 and $62,248, respectively, an increase of approximately 254%.  Such revenues resulted from the sale, implementation and maintenance of the Company’s FlowPoint healthcare solutions.  The Company did not generate any revenue from the sale of its PinPoint product during the periods. Also as discussed below, year-to-date net losses through September 30, 2005 and 2004 were approximately $10,403,394 and $20,106,186, respectively. The loss per common share, for the quarter ended September 30, decreased from $0.18 per share in 2004 to $0.08 per share in 2005.  Year-to-date through September 30, the loss per share decreased from $1.08 per share in 2004 to $0.35 per share in 2005.

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004

Revenues

Revenues from FlowPoint product sales and annual maintenance fees decreased by $18,960, or 30.5%, to $43,288 in the third quarter of fiscal 2005 from $62,248 in the third quarter of fiscal 2004.  The decrease in maintenance revenues in the third quarter of 2005 resulted from higher than expected maintenance revenues in the first six months of 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,010,877, or 108.7%, to $1,940,539 in the third quarter of fiscal 2005 as compared to $929,662 for the comparable period in fiscal 2004.  The table below details the components of selling, general and administrative expense, as well as the percentage change period-to-period.

	Quarter Ended September 30,
	2005	2004	$ Change	%

Payroll and related costs	$936,631	$476,407	$460,224	96.60
Research and development costs	225,335	186,722	38,613	20.68
Professional fees	353,940	176,798	177,142	100.19
Marketing costs	112,733	-	112,733	n/a
Insurance costs	139,172	-	139,172	n/a
Rent	79,687	33,728	45,959	136.26
Travel costs	80,430	-	80,430	n/a
Miscellaneous expenses	12,611	56,007	(43,396)	(77.48)
Total	$1,940,539	$929,662	$1,010,877	108.74

Payroll and related costs increased approximately $460,224, of which approximately $423,751, or 92.1%, of such increase was due to an increase in our staff from twenty-four to forty-two employees, and approximately $36,473, or 7.9%, of such increase was due to 2004 payroll and related costs including only two months of expense for the seven employees of Wise Systems, which we acquired in July 28, 2004.

Research and development costs increased by $38,613, or 20.7% over the same period in 2004 due to an intensified focus on meeting testing and validation timelines.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consultant fees.  Professional fees increased approximately $177,142, of which approximately $56,413, or 31.8%, of such increase was due to an increase in legal fees associated with the Company’s defense of a suit in Minnesota, approximately $25,202, or 14.2%, of such increase was due to legal fees related to patent applications, approximately $39,707, or 22.5%, of such increase was due to legal fees related to SEC filings and corporate governance, and approximately $55,820, or 31.5%, of such increase was due to increased outside consulting support related to the development of FlowPoint and PinPoint.

Marketing costs of $112,733 in the quarter ended September 30, 2005 are the result of the Company’s participation in tradeshows/conferences of approximately $65,102, or 57.7%, of such costs and approximately $47,631, or 42.3%, of such costs for the preparation and production of marketing brochures.

The Company incurred insurance costs of $139,172 in the quarter ended September 30, 2005, compared to $0 in the comparable period in 2004.  During 2005, the Company initiated Directors & Officers Liability, Errors & Omissions, Product Liability, Employee Practices, Acts of Terrorism and General Liability insurance coverage.  The quarterly amortization of these prepaid insurance policies is reflected in the $139,172 of expense recorded in the quarter ended September 30, 2005.

Rent increased by $45,959, or 136.3% over the same period of 2004.  The increase reflects the Company’s move to a larger facility in February 2005.

Travel expenses were $80,430 during the quarter ended September 30, 2005, compared to $0 in the comparable period in 2004.  The increase is a result of the Company’s initiation of increased sales and marketing efforts both internationally and domestically.

Amortization of Stock-based compensation

Included in this non-cash expense category are the amortization of the estimated fair value of employee stock options and the fair market value of stock issued to outside consultants.  During the quarter ended September 30, 2005, we recognized an expense associated with employee stock option compensation of approximately $193,750 and approximately $76,150 of consulting expense which represents the amortized portion of stock compensation in lieu of cash compensation to consultants.  During the same quarterly period of 2004 we recognized an expense recovery associated with employee forfeitures of $152,611 of employee stock option compensation expense and $2,883,042 of consulting expense.

There were no employee stock option forfeitures during the quarter ended September 30, 2005, as compared to the same period in 2004 where forfeitures exceeded the amortized value of the employee stock options.  The employee stock option expense recorded in 2005 represents the amortized value of the employee stock options in excess of their estimated fair value at the date of grant.

Consulting expense, for stock-based compensation to consultants, decreased by $2,806,892, or 97.4%.  The expense is based on the amortizing portion of the fair market value of the stock compensation, as remeasured on each reporting date.  A significant number of consulting agreements expired during 2004 and relatively few new agreements were executed in 2005.

Other Income (Expense)

Interest income from interest bearing bank accounts increased by $6,514, or 101.1%, to $12,960 for the quarter ended September 30, 2005.  The increase is attributed to the higher average daily cash balance in the interest bearing account.

There was no interest expense for the period ended September 30, 2005, as compared to $10,186 of interest expense for the comparable period in 2004.  Interest expense for the third quarter of 2004 is the result of the amortization of the discount on the note payable that was part of the financial structure of Wise Systems Ltd. acquisition.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenues

Revenues from FlowPoint product sales and annual maintenance fees increased by $158,059, or 253.9%, to $220,307 for the nine month period ended September 30, 2005, from $62,248 for the same period in 2004.  The increase in revenues during the nine months ended September 30, 2005 reflects the addition of software license revenue from new contracts for the sale of our FlowPoint product.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2,463,561, or 83.2%, to $5,425,836 for the nine month period ended September 30, 2005 as compared to $2,962,275 for the comparable period in 2004.  The table below details the components of selling, general and administrative expense, as well as the percentage change period-to-period.

	Nine Months Ended September 30,
	2005	2004	$ Change	%

Payroll and related costs	$2,163,823	$1,130,915	$1,032,908	91.3
Research and development costs	639,568	589,128	50,440	8.6
Professional fees	1,532,343	805,564	726,779	90.2
Marketing costs	182,651	55,515	127,136	229.0
Insurance costs	231,484	-	231,484	n/a
Rent	214,666	127,025	87,641	69.0
Travel costs	277,621	145,736	131,885	90.5
Miscellaneous expenses	183,680	108,392	75,288	69.5
Total	$5,425,836	$2,962,275	$2,463,561	83.2

Payroll and related costs increased approximately $1,032,908, of which approximately $657,384, or 63.6%, of such increase was due to an increase in our staff from twenty-four to forty-two employees, and approximately $375,524, or 36.4%, of such increase was due to 2004 payroll and related costs including only two months of expense for the seven employees of Wise Systems, which we acquired in July 28, 2004.

Research and development costs increased by $50,440, or 8.6%, over the same period in 2004 due to an intensified focus on meeting testing and validation timelines.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consultant fees.  Professional fees increased approximately $726,779, of which approximately $127,062, or 17.5%, of such increase was due to an increase in legal fees associated with the Company’s defense of a suit in Minnesota, approximately $116,734, or 16.1%, of such increase was due to legal fees related to patent applications, approximately ($108,807), or (15.0%), of such increase was due to reduced legal fees related to SEC filings and corporate governance, and approximately $591,938, or 81.4%, of such increase was due to increased outside consulting support related to the development of FlowPoint and PinPoint.

Marketing costs increased approximately $127,136, of which approximately $113,231, or 89.1%, of such increase was due to participation in tradeshows/conferences (principally for healthcare), and approximately $13,960, or 10.9%, of such increase was for the preparation and production of marketing brochures.

The Company’s incurred insurance costs of $231,484 in the nine months ended September 30, 2005, compared to $0 over the same period of 2004.  During 2005 the Company initiated insurance coverage in the areas of Directors & Officers Liability, Errors & Omissions, Product Liability, Employee Practices, Acts of Terrorism and General Liability.  The amortization of these prepaid insurance policies is reflected in the $231,484 of expense recorded in the nine month period ended September 30, 2005.

Rent increase by $87,641 over the same period of 2004.  The increase reflects the Company’s move to a larger facility in February 2005.

Travel expense increased approximately $131,885 over the same period of 2004.  The increase reflects the Company’s increased travel requirements associated with sales and marketing efforts both internationally and domestically.

Amortization of Stock-based compensation

Included in this non-cash expense category are the amortization of the estimated fair value of employee stock options and the estimated fair market value of stock issued to outside consultants.  During the nine month period ended September 30, 2005, we recognized an expense associated with employee stock option compensation of $1,511,250 and $3,087,419 of consulting expense.  During the same nine month period of 2004 we recognized an expense associated with employee stock option compensation of $1,944,681 and $13,482,979 of consulting expense.  Total amortization of stock compensation decreased by $10,828,991, or 70.2%, to $4,598,669 for the nine month period ended September 30, 2005.

Employee stock option compensation decreased by $433,431, or 22.3%.  The employee stock option expense represents the amortized value of the employee non-qualified stock options in excess of their estimated fair value at the date of grant and is amortized based on the vesting period of the options.  The decrease is indicative of the Company’s use of qualified employee stock options rather than non-qualified stock options as a form of compensation and the culmination of the vesting period on some of the previously issued non-qualified employee stock options.

Consulting expense, for stock-based compensation to consultants, decreased by $10,395,560, or 77.1%.  The expense is based on the amortizing portion of the fair market value of the stock compensation, as remeasured on each reporting date.  A significant number of consulting agreements expired during 2004 and relatively few new agreements were executed in 2005.

Other Income (Expense)

Interest income from interest bearing bank accounts increased by $6,940, or 60.1%, to $18,479 for the nine month period ended September 30, 2005.  The increase is attributed to the higher average daily cash balance in the interest bearing account.

There was no interest expense for the nine month period ended September 30, 2005, as compared to $1,141,630 of interest expense for the comparable period in 2004.  Interest expense for the third quarter of 2004 is the result of the amortization of the discount on the note payable that was part of the financial structure of Wise Systems Ltd. acquisition and interest imputed on the bridge notes and the extension of the bridge notes.

Liquidity and Capital Resources

The following table presents a summary of the Company’s net cash provided by (used in) operating, investing and financing activities:

	Nine Months Ended September 30,
	2005	2004

Net cash used in operating activities	$(5,548,983)	$(3,678,085)
Net cash used in investing activities	(397,279)	(2,323,761)
Net cash provided by financing activities	9,380,417	7,421,197
Effect of exchange rate changes on cash and cash equivalents	(19,705)	(6,373)
Net increase in cash	$3,414,450	$1,412,978

The Company’s principal sources of cash during the nine months ended September 30, 2005 were cash proceeds generated from financing transactions, the exercise of outstanding common stock purchase warrants, and the exercise of employee stock options.  Principal uses of cash during the nine month period ended September 30, 2005 included capital expenditures for equipment and patents, as well as to fund the operating activities of the Company.

Cash Flows from Operating Activities

Net cash used in operating activities in the nine months ended September 30, 2005 was $5,548,983, compared with net cash used in operating activities of $3,678,085 during the same period in 2004, an increase of approximately 50.1%.  The increase in net cash used in operating activities is due to an increase in selling, general and administrative costs of $2,492,728, or 67.8%, and decreases in the components of working capital of $621,830, or 33.2%.

Cash Flows from Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2005 was $397,279 compared with net cash used in investing activities of $2,323,761 in the same period of 2004, a decrease of $1,926,428 or 82.9%.  The decrease in net cash used in investing activities was due to the investment in Wise Systems Ltd. in 2004.  The Wise Systems Ltd. acquisition accounted for $2,244,142 of the $2,323,761 of net cash used in investing activities in 2004.  Net of the Wise Systems Ltd. acquisition, net cash used in investing activities increased by $317,660, or 399%, to $397,279 in the nine month period ended September 30, 2005.  $182,172 of such increase was due to increases in the acquisition of furniture, software and equipment, and $135,488 was due to costs associated with the prosecution of certain patents with regard to our PinPoint technology.

Cash Flows from Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2005 was $9,380,417, compared with net cash provided by financing activities of $7,421,197 in the same period of 2004, an increase of $1,959,220, or 26.4%.  During the nine month period ended September 30, 2005 the Company received investment proceeds from private placements of $7,138,036 (net of placement fees), $100,000 from the exercise of employee stock options, and $2,142,381 from the exercise of common stock purchase warrants.

Working Capital

At September 30, 2005 we had a net working capital surplus of approximately $3,892,843 compared with a net working capital surplus of approximately $1,634,117 at September 30, 2004, an increase of approximately $3,352,346.  The increase in working capital is the result of the Company’s fund raising activities, particularly during the third quarter of 2005.  As of September 30, 2005, the Company’s revenue generating activities have not produced sufficient funds for profitable operations, and the Company has incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional financing, and the success of its future operations.

As discussed above, the Company’s ability to continue as a going concern and meet its obligations as they come due is dependent upon its ability to raise additional financing and/or generate revenues from operations sufficient to meet all obligations.  During the period beginning January 1, 2005 and ending as of the date of filing of this Quarterly Report on Form 10-Q, we have raised approximately $9,933,962 (net of investment fees and expenses) from the sale of our equity (or equity based) securities, including from the exercise of outstanding common stock purchase warrants that had been issued in a private placement during 2004.  In addition, U.S. and international sales/marketing efforts for the Company’s healthcare product, FlowPoint, during the quarter ended September 30, 2005, resulted in sales of five licenses for the purchase of our FlowPoint product.  While these contracts were executed below our customary pricing structure, management believes they nonetheless will help establish Guardian as a viable participant in the healthcare marketplace and provide us with future reference accounts. Additionally, during the same quarter the Company began international sales and marketing efforts for its threat detection product, PinPoint.  Although the Company has not generated any revenue from the sale of its PinPoint product, we have applied for five export licenses and have been granted two of those licenses by the Department of Commerce.  Although there can be no assurance, we expect that we will have begun two international pilot projects before the end of the year for our PinPoint product.

Management believes that the current cash balance of $4,340,499 as of September 30, 2005, and the additional approximately $500,000 of cash proceeds received in October 2005 to be sufficient to support operations, absent cash flow from revenues, for a period of approximately six months.  Also, the Company will seek to raise additional financing through the sale of debt or equity securities, including from the exercise of outstanding warrants and options, for the purpose of financing its operations, to expand marketing efforts, accelerate product development and for acquisitions. There can be no assurance that such financing efforts will be successful, that the Company will be able to raise sufficient additional financing for such purposes, or that the marketing and product development efforts, or acquisition strategy will be successful.  Also, management believes that during fourth quarter of 2005 and first quarter of 2006, it will be able to generate additional revenue from the sale of its FlowPoint product and hopes to alleviate any going concern issue, although there can be no assurance that it will be able to do so.  Furthermore, during April 2005, the Company entered into a letter agreement with an investment banking firm which has agreed to assist Guardian in a private placement of its equity or equity-linked securities. The securities will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The agreement is for a term of 12 months but may be terminated be either party upon 30 days’ prior written notice.  We have agreed to pay the investment banking firm a financing completion fee in cash of 7% of the gross proceeds of any financing, warrants to purchase a number of shares equal to 2% of aggregate number of shares issued to investors in any financing, and reimburse the investment banking firm for certain out-of-pocket expenses. Also, we have granted the investment banking firm with a first right of refusal for one year from the closing of any financing to serve as lead managing underwriter of any public financing or as lead placement agent on any private financing.  As of the date of this Report, the board of directors has not approved the terms of any financing through such investment bank, although it reserves the right to do so at any time in the future upon terms to be negotiated by management and approved by the board of directors.  There can be no assurance that any private placement will commence, be conducted, or that we will raise any financing as a result thereof.

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

Since the closing of the reverse acquisition of RJL in June 2003, we have generated minimal revenues from the sale or our products.   We have received no revenue from the sale of our PinPoint product. Also, we have experienced significant operating losses and negative cash flows.  We incurred a net loss of approximately $28,855,121 for the year ended December 31, 2004, and an operating loss of approximately $10,403,394 for the nine months ended September 30, 2005.  Our business plan is unproven and we cannot assure you that we will ever achieve profitability or, if we achieve profitability, that it will be sustainable.  The income potential of our businesses is unproven, and our limited operating history makes it difficult to evaluate our prospects.  We anticipate increased expenses as we continue to expand and improve our infrastructure, invest in or develop additional products, make acquisitions, develop our technology, expand our sales and marketing efforts and pursue additional industry relationships. Moreover, the acceptance of the products that we offer is uncertain, including acceptance by the healthcare and aviation security markets.

We are dependent on the proceeds of future financings to implement our business plan and strategy.

During the first nine months of fiscal 2005, our average monthly cash expenditures have been approximately $660,000 and we have relied on the proceeds of the sale of our equity securities to meet our cash needs.  We have received minimal cash from the sale of our products as of the date of this Report. As of November 4, 2005, management believes that we have sufficient cash to enable us to continue operations through April 30, 2005, absent positive cash flows from operations.   In April 2005, we entered into an agreement with an investment banking firm to raise additional financing in a private placement or our equity or equity linked securities.  We may also receive additional financing from the exercise of outstanding common stock purchase warrants and options.  There can be no assurance that we will be successful in raising such additional financing upon terms that may be acceptable to the Company, or at all, or receive proceeds from the exercise of warrants and options.  Except as discussed above, the Company has no additional plans with regard to, or sources of, additional financing. In the event we are unable to raise additional financing, we may be unable to implement our business plan and may be required to curtail are existing operations.

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

Our former independent registered accounting firm that we had engaged to audit our financial statements for the years ended December 31, 2003 and 2004, expressed uncertainty with regard to such financial statements about our ability to continue as a going concern because of our operating losses and our need for additional capital.  The financial statements do not contain adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue as a going concern.

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

•

Accounting for acquisitions could require us to record substantial impairment charges on intangible assets acquired, adversely affecting our results of operations;

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

•

Changes in investors’ perception of the aviation security and healthcare information technology industries generally; and

•

General stock market conditions.

There is a limited market for our common stock and no market for our common stock purchase warrants..

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

We depend on key personnel.

Our success depends of the contributions of our key management personnel, including Mr. Michael W. Trudnak, Chairman, Chief Executive Officer, Secretary and Treasurer, and Mr. William J. Donovan, President and Chief Operating Officer and Acting Chief Financial Officer.  If we lose the services of any of such personnel we could be delayed in or precluded from achieving our business objectives.  We do not have key man insurance on any of such officers.

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

Critical Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented.  For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition or Plan of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  There have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the quarter ended September 30, 2005.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk is principally confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures.   International revenues from Wise, the Company’s subsidiary located in the United Kingdom, were approximately 64% of total revenues in the nine months ended September 30, 2005.  International sales are made mostly from the Company’s foreign subsidiary and are typically denominated in British pounds.  As of September 30, 2005, approximately 100% of total consolidated accounts receivable were denominated in British pounds. Additionally, the Company’s exposure to foreign exchange rate fluctuations arises in part from intercompany accounts which are charged to Wise and recorded as intercompany receivables on the books of the U.S. parent company.  The Company is also exposed to foreign exchange rate fluctuations as the financial results of Wise are translated into U.S. dollars in consolidation.  As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of September 30, 2005, 2.6% of the Company’s cash and cash equivalents balance was included in the Company’s foreign subsidiaries.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures.  As defined under Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Certifying Officers have concluded that, as of September 30, 2005, certain of the Company’s disclosure controls and procedures were not effective as they relate to timely filing in that (i) the Company’s Form 10-KSB for the year ended December 31, 2004, was not timely filed and such filing did not include the Company’s audited financial statements due to an administrative filing error associated with the use of Edgar filing system that was immediately corrected by the filing of an amendment to such filing and (ii) the Company’s Form 10-Q for the quarter ended March 31, 2005, was not timely filed.  In view of the foregoing, the Company’s Certifying Officers reviewed the Company’s disclosure controls and procedures and have prepared and, during the fourth quarter of 2005 and prior to the filing of this Report, have adopted and implemented revised disclosure controls and procedures to help assure timely filing of the reports that the Company files or submits under the Exchange Act, including controls and procedures related to the time line for the Company’s preparation and distribution of such reports for review by management, the Company’s Audit Committee, its auditors and outside legal counsel prior to filing with the SEC.

Except as noted above, there were no changes in the Company’s internal controls over financial reporting during the period covered by the Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 16, 2005, under the incentive compensation terms of a consulting agreement, the Company compensated its consultant with the issuance of 24,000 shares of common stock. The shares were issued in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act.

On June 6, 2005, the Company accepted direct investment from a group of accredited investors of $400,000 and issued 200,000 shares of common stock.  The shares were issued in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act.

On June 24, 2005, the Company entered into a six month consulting agreement for public relations services under which the consultant received compensation in the form of 25,000 shares of common stock. The shares were issued in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act.

On June 26, 2005, the Company extended the consulting agreement with its primary investor relations firm for a period of six months.  Under the terms of the extension, the consultant received 30,000 shares of the Company’s common stock.  The shares were issued in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act.

On July 11, 2005, the Company extended the consulting agreement with its investor relations firm for a period of six months.  Under the terms of the extension, the consultant received 50,000 shares of the Company’s common stock. The shares were issued in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act.

During July and August 2005, the Company closed on a private placement of its common stock for aggregate proceeds to the Company of approximately $4,650,000 (before deductions of certain investment banking fees and expenses).  The Company issued to the investors 2,325,000 shares of common stock. The offering was made exclusively to certain accredited investors pursuant to Rule 506 of Regulation D under the Securities Act.  In addition, the placement agent received 92,000 stock purchase warrants with an exercise price of $3.00 per share for a period of five years from the date of issuance, containing certain anti-dilution provisions, a piggy-back registration right, a cashless exercise provision, and other customary provisions.

On September 9, 2005, the Company accepted direct investment from an accredited investor of $52,124 and issued 26,062 shares of common stock.  The shares were issued in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.

OTHER INFORMATION

The Company’s next Annual Meeting of Stockholders scheduled for Friday, December 9, 2005, has been rescheduled. The Company will disclose in a Current Report on Form 8-K or other report to be filed by the Company the date that is established for the annual meeting and the date by which stockholder proposals must be submitted.

ITEM 6.

EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

		Incorporated by Reference		Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date
2.1	Amended and Restated Agreement and Plan of Reorganization dated effective June 12, 2003, by and among the Company, RJL Marketing Services, Inc., and the shareholders of RJL Marketing Services, Inc.	8-K	6/26/2003
2.2	Stock Purchase Agreement, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan Richards.	8-K	7/30/2004
2.3	Promissory Note, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan Richards.	8-K	7/30/2004
2.5	Stock Escrow Agreement, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan Richards.	8-K	7/30/2004
2.6	Employment Agreement, dated July 27, 2004, between Wise Systems Ltd. and Martin Richards.	8-K	7/30/2004
2.7	Deed of Covenant (Non-Competition Agreement), dated July 27, 2004, between the Company and Martin Richards.	8-K	7/30/2004
2.8	Deed of Covenant (Non-Competition Agreement), dated July 27, 2004 between the Company and Susan Richards	8-K	7/30/2004
3.1	Certificate of Incorporation	10-KSB	4/15/2004
3.2	Articles of Amendment to Certificate of Incorporation	10-KSB	4/15/2004
3.7	By-Laws	10-KSB	4/15/2004
4.1	Form of Common Stock Certificate	SB-2	3/22/96
10.1	Employment Agreement, dated October 1, 2002, between RJL Marketing Services, Inc. and Robert Dishaw.	10-QSB	8/15/2003
10.2	Employment Agreement, dated January 1, 2003, between RJL Marketing Services, Inc. and Michael W. Trudnak.	10-QSB	8/15/2003
10.3	Amendment Agreement, dated July 28, 2003, between RJL Marketing Services, Inc. and Michael W. Trudnak.	10-QSB	8/15/2003
10.4	Employment Agreement, dated May 19, 2003, between RJL Marketing Services, Inc. and Darrell E. Hill.	10-QSB	8/26/2003
10.5	Employment Agreement, dated May 19, 2003, between RJL Marketing Services, Inc. and Stephen Lancaster.	8-K/A	8/26/2003
10.6	Employment Agreement, dated August 4, 2003, between the Registrant and Ruth H. Taylor.	10-QSB	11/14/2003
10.7	Employment Agreement, dated August 18, 2003, between the Registrant and William J. Donovan.	10-QSB	11/14/2003
10.8	Amended And Restated 2003 Stock Incentive Plan.	10-KSB	4/15/2004
10.9	Employment Agreement, dated December 3, 2003, between the Registrant and Victor Hamilton.	8-K	1/30/2004
10.10	Consulting Agreement, dated September 24, 2004, between the Registrant and Stonecroft Capital, LLC	10-KSB	5/13/2005
10.11	Form of Incentive Stock Option Award Agreement.	10-Q	8/12/2005
10.12	Form of Non-Qualified Stock Option Award Agreement	10-Q	8/12/2005
10.13	Distributor Agreement, dated March 30, 2005, between the Registrant and EGC International Corporation	10-Q/A	10/17/2005
10.14	Teaming Agreement, dated December 20, 2004, between the Registrant and Lockheed Martin Corporation acting through its business unit – Lockheed Martin Distribution Technologies	10-Q/A	10/17/2005
10.15	Consulting Agreement, dated June 29, 2005, between Registrant and Redwood Consultants, LLC.			X
10.16	Consulting Agreement, dated June 29, 2005, between Registrant and B. Michael Friedman/MarketVoice, Inc.			X
10.17	Form of Systems Implementation Agreement – FlowPoint Software			X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer			X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer			X
32.1	Section 1350 Certification of Chief Executive Officer			X
32.2	Section 1350 Certification of Chief Financial Officer			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 11, 2005

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

Registrant

By:    /s/ Michael W. Trudnak

Michael W. Trudnak

Chief Executive Officer & Chairman

Principal Executive Officer

By:    /s/ William J. Donovan

William J. Donovan

Chief Financial Officer

Principal Financial & Accounting Officer

7