Form 10-K
period 2005-12-31
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2006-05-16
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-28238

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

(Exact Name of Registrant As Specified In Its Charter)

Delaware	54-1521616
(State Or Other Jurisdiction Of Incorporation Or Organization)	(I.R.S. Employer Identification No.)

516 Herndon Parkway, Suite A, Herndon, Virginia  20170

(Address of Principal Executive Offices and Zip Code)

Registrant’s Telephone Number, Including Area Code: (703) 464-5495

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                Yes ___  No  ✓

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

                  Yes ___  No  ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                              Yes  ✓    No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                    [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ]    Accelerated Filer  [  ]  Non-Accelerated Filer  [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                Yes __  No  ✓

The registrant’s revenues for its most recent fiscal year were: $432,186.

The aggregate value of the voting common equity held by non-affiliates based upon the average of the high and low sales prices for the Common Stock on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter as reported on the Nasdaq OTC Bulletin Board was approximately $60,148,499.

The number of shares outstanding of the issuer’s classes of common stock, as of May 16, 2006, was:  33,089,712.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report contains forward-looking statements which provide our current expectations or forecasts of future events.  Forward-looking statements in this report include, without limitation: information concerning possible or assumed future results of operations, trends in financial results and business plans, including those related to earnings growth and revenue growth; statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues; statements about expected future sales trends for our products; statements about our future capital requirements and the sufficiency of our cash, cash equivalents, and available bank borrowings to meet these requirements; information about the anticipated release dates of new products; other statements about our plans, objectives, expectations and intentions; and other statements that are not historical fact.

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

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

TABLE OF CONTENTS

PART I

6

ITEM 1.  DESCRIPTION OF BUSINESS

6

ITEM 1A.  RISK FACTORS

31

ITEM 1B.  UNRESOLVED STAFF COMMENTS

45

ITEM 2.  DESCRIPTION OF PROPERTY

45

ITEM 3.  LEGAL PROCEEDINGS

45

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

46

PART II

46

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  46

ITEM 6.  SELECTED FINANCIAL DATA

47

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

48

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK

59

ITEM 8.  SUPPLEMENTARY FINANCIAL INFORMATION

59

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

59

ITEM 9A.  CONTROLS AND PROCEDURES

60

ITEM 9B.  OTHER INFORMATION

61

PART III

61

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

61

ITEM 11.  EXECUTIVE COMPENSATION

67

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  75

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

76

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

77

PART IV

78

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

78

SIGNATURES

83

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

86

CONSOLIDATED FINANCIAL STATEMENTS

87

CONSOLIDATED BALANCE SHEETS

87

CONSOLIDATED STATEMENTS OF OPERATIONS

88

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

89

CONSOLIDATED STATEMENTS OF CASH FLOWS

92

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

93

NOTE 1.   Basis of Presentation and Going Concern Considerations

93

NOTE 2.  Restatement of Financial Statements

94

NOTE 3. Significant Accounting Policies

101

NOTE 4. Financing Arrangements

106

NOTE 5. Property and equipment

107

NOTE 6. Stockholders’ Equity

107

NOTE 7. Acquisitions

115

NOTE 8. Goodwill and Intangible Assets

117

NOTE 9. Income Taxes

117

NOTE 10.  Commitments and contingencies

118

NOTE 11. Employment Agreements

118

NOTE 12. Related Party Transactions

121

NOTE 13. Operating Leases

122

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

Guardian Technologies International, Inc. was incorporated in the State of Delaware in February 1996. Guardian Technologies International, Inc., and its subsidiaries are collectively referred to herein as the “Company,” “Guardian,” “us,” “we,” or “our.”

Guardian is a technology company that designs and develops sophisticated imaging informatics solutions for delivery to its target markets:  aviation/homeland security and healthcare. We utilize high-performance imaging technologies and advanced analytics to create integrated information management technology products and services that address critical problems in healthcare and homeland security for corporations and governmental agencies.  Each product and service can radically improve the quality and velocity of decision-making, organizational productivity, and efficiency within the enterprise.  Our product suite is a platform for innovation that efficiently integrates, streamlines, and distributes business and clinical information and images across the enterprise.

Guardian’s core technology is an intelligent imaging informatics (“3i”) engine that is capable of extracting embedded knowledge from digital images, as well as the capacity to analyze and detect image anomalies.  The technology is not limited by digital format.  It can be deployed across divergent digital sources such as still images, video and hyper spectral imagery.  To date, the technology has been extensively tested in the area of threat detection for baggage scanning at airports.  However, varying degrees of research and development have been conducted in the areas of detection for cargo scanning, people scanning, military target acquisition in a hyper spectral environment, and satellite remote sensing ground surveys.  Product development in these areas is ongoing, and while there can be no assurance, we believe the current results of internal testing indicate that the technology should produce results equal to or greater than those currently achieved in baggage scanning.

Currently, we are focused on providing technology solutions and services in two primary markets, healthcare and aviation/homeland security.  However, as we develop new or enhanced solutions we expect to expand into other markets such as military and defense utilizing hyper-spectral technology, and imaging diagnostics for the medical industry.  We may also engage in one or more acquisitions of businesses that are complementary to our business.  Further, the Company plans to form wholly-owned subsidiaries to operate within defined vertical markets.

We offer two principal products that we market and license to our customers:

Aviation/Homeland Security Technology Solution - PinPoint

Our PinPoint product is an intelligent imaging informatics technology for the detection of guns, explosives, and other threat items at airport baggage areas.  PinPoint can identify threat items, notify screeners of the existence of threat items, and speed the security process by eliminating unnecessary baggage checks, provide the screener with an instantaneous second opinion, and reduce processing time spent on false positives (baggage selected for security review that contains no threat items). We are marketing and seeking to license our PinPoint product primarily to the Transportation Services Administration for use in airports and to foreign airport authorities.  We compete with manufacturers of baggage screening, luggage and large parcel screening, people screening for weapons and explosive detection, container and vehicle screening, and cargo screening equipment and certain software companies and academic institutions that are developing solutions to detect threat items.

As the global Homeland Security marketplace continues to supply more effective next generation terror mitigation technologies, a much greater amount of funding will flow to procurement of technologies and less

for labor.   Homeland Security Research Corp.’s analysis, the 2006 – 2015 Homeland Security & Homeland Defense Global Market forecasts that this trend will lead to a tripling of the global Homeland Security market ($60B in 2006 to $180B in 2015), while the global Homeland Security expenditures (the total amount of money allocated) will only double.

Guardian’s addressable market can be viewed from the FY 2006 and requested FY 2007 United States Department of Homeland Security (DHS) budget. In DHS budget for FY 2006, Guardian’s addressable market was .77% of the $41.1B budget, whereas, Guardian’s proposed FY 2007 addressable market increases to 2.25%. The assumption can be made that the worldwide marketplace would also be in the 1% – 2% range of the forecasted Homeland Security Global Markets.

The market for contraband detection systems is anticipated to become intensely competitive and many of our competitors are better capitalized and have greater marketing and other resources than Guardian.  To date, we have not received any revenues from the licensing of our PinPoint product.  PinPoint continues to be developed to address the market for contraband detection.  The extended alpha version working model of PinPoint went through a live environmental test at one international airport in 2005. Seamless integration within currently deployed manufacturers’ scanning equipment is a prerequisite to anticipated sales, and is considered a significant development risk.

Currently, there are limited standards within the aviation security marketplace for the testing and validation of software technology solutions.  The marketplace places a premium on the newest innovations in hardware technology, but fails to comprehend how a threat detection software solution could possibly succeed.  Because of that misconception, the marketplace currently has limited standards for the certification of aviation security products other than bulk explosives detection systems and explosives trace detectors, or ETD, which have been developed around chemical analysis and not image analysis.  Our challenge with the PinPoint product is to assist in the establishment of the testing and certification standards, to validate through independent parties the efficacy of PinPoint as an automated threat detection solution, and to convince the appropriate governmental authorities to commit financial resources to purchase PinPoint.

Our initial action to meet the challenge was the execution of a Teaming Agreement with Lockheed Martin Systems Integration.  Through our joint efforts, we have been able to establish the necessary testing standards and methods.  While it remains to be seen if our efforts will result in a TSA certification, we have made material strides in the development of PinPoint, the accumulation of a large database of threat and non-threat images, and in the documentation of testing procedures and results.

Further, through our contractual relationships with EGC International, BridgeTech International, and Fowler International, we have commenced the marketing of PinPoint to the international community.  These relationships are a significant strategic component of our growth strategy as they provide us the sales and marketing reach that we would not otherwise be able to staff or fund.  These relationships have resulted in five opportunities to-date, each requiring an export license for which we have made application, with three such licenses having been issued by the U.S. Department of Commerce.  During the fourth quarter of 2005 and the first quarter of 2006, we commenced and successfully completed pilot tests in two locations: Moscow and Caracas.  Management believes that market acceptance of PinPoint in these two markets as a viable threat detection solution will not only enhance our ability to sell worldwide, but it will open additional opportunities for the development of PinPoint as the intelligent image analysis solution for areas such as military target acquisition, satellite remote sensing, and additional opportunities within aviation security such as people portals and cargo scanning.  At the same time, we intend to escalate our efforts with the TSA.  Guardian continues to work with Lockheed Martin to advance the certification process with TSA.  Additionally, we will seek support of politicians and the equipment manufacturers.  While TSA certification is not absolutely essential to the acceptance of Guardian’s PinPoint product, management believes that having TSA certification and a business relationship with the TSA is important to our strategic growth plans as the relationship represents an important opportunity to obtain contracts for the licensing of our baggage scanning applications and for future aviation and transportation security applications and solutions that we develop or enhance.  Management remains focused on the ongoing development of PinPoint, particularly with respect to test results.  This focus must be even sharper as we enter the pilot test arena where the duration of the pilot test, the conditions under which the pilot test is conducted, and the definition of success and failure will vary country-by-country.  Market acceptance is key to our future success.

Healthcare Technology Solution - FlowPoint

Our FlowPoint products consists of a web-enabled Radiology Information System (RIS) and Picture Archiving & Communication System (PACS) which manages radiology workflow, patient information, treatment history, and billing information. It also manages digital images through image viewers, compression technologies, storage, image archiving, image retrieval and transfer.

We are marketing our FlowPoint products primarily to smaller hospitals and imaging centers that are now transitioning from film to “digital.”  The market for imaging and radiology technology in the U.S. is highly fragmented, and we face competition from other companies that are developing products which are expected to be competitive with our products (including large multinational solution providers and smaller companies). Some of our competitors have more capital, longer operating and market histories, and greater resources than we have, and may offer a broader range of products and at lower prices than we offer.  Industry experts, Frost and Sullivan, estimate the size of the RIS/PACS market to reach 1.8 to 2.2 billion dollars in annual sales by 2007. Professional service revenues are expected to add an additional 150 million dollars in revenue in this growth market. The diagnostic imaging center and small hospital market segments (hospitals under 200 beds) are forecasted to see much of this growth. Approximately 36% of the hospital and imaging center providers in the U.S. are expected to have integrated RIS/PACS by 2007.  We compete against certain emerging companies who offer segments of the integrated radiology solution through RIS and/or PACS systems.  However, we believe that our integrated web enabled service offerings afford us a competitive advantage over our competitors.

Establishing Guardian as an industry recognized healthcare solution provider and FlowPoint as the “best of breed” solution for radiology information systems (RIS) and picture archiving and communication systems (PACS) will be a long-term effort.  We will require a significant amount of capital for the continued development of FlowPoint to stay technologically ahead of the competition, to fund sales, marketing, and advertising of FlowPoint, and to hire the staff necessary to support customer service and technical support.  Our primary focus is the establishment of FlowPoint in the U.S. marketplace.  To-date, we have signed five sales contracts and we are in varying states of implementation with each of the clients.  These clients represent the foundation upon which we will be able to brand Guardian as a recognized healthcare solution provider, FlowPoint as a recognized and validated RIS/PACS solution, and they will serve as the reference accounts upon which we can build additional sales momentum.

We have a five person sales force divided among five regions of the U.S., we have established strategic sales/marketing alliances with other market recognized firms providing complimentary products/services, and we have established international marketing/sales efforts through our relationships with EGC International and BridgeTech International.  Management is focused on the following principal considerations:  (1) development of customer service and technical staff to support client requirements, and (2) development, follow-up, and closure of sales opportunities.

Financial Condition

We have incurred operating losses since inception of $49,050,497.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon a continued operation which, in turn, is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms to the Company, and the success of its future operations.

If we are unable to raise sufficient additional financing to continue operations at a level necessary to achieve commercially viable sales levels, the liquidation value of the our non-current assets may be substantially less than the balances reflected in the financial statements and we may be unable to pay our creditors.

Our independent registered public accounting firm’s reports on the consolidated financial statements included in our annual reports on Form 10-KSB for the years ended December 31, 2003 and 2004, and in our annual report on Form 10-K for the year ended December 31, 2005, contained an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about the Company’s ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become a stockholder of the Company.

As outlined in Note 2 of the Notes to consolidated financial statements, the Company has restated the consolidated financial statements for the years ended December 31, 2003 and 2004, and proposes to restate its consolidated financial statements for the interim periods ended March 31, June 30, and September 30, 2005.

During the year ended December 31, 2005, the Company raised approximately $9,622,501 (net of investment fees and expenses) from the sale of our equity and equity based securities, including from the exercise of outstanding common stock purchase warrants that had been issued in a private placement during 2004; and the exercise of employee stock options.  In addition, U.S. and international sales/marketing efforts for the Company’s healthcare product, FlowPoint, during the year ended December 31, 2005, resulted in five contracts for the purchase of our FlowPoint product.  While the sales of these licenses are below our customary prices, management believes they nonetheless will help establish Guardian as a viable participant in the healthcare marketplace and provide us with a customer reference platform upon which to grow revenues. Additionally, during 2005, the Company began increased international sales and marketing efforts for its threat detection product, PinPoint.  Although we have not generated any revenue from the sale of our PinPoint product, we have applied for five export licenses to conduct international pilot tests and have been granted export licenses for two of those locales, Moscow and Caracas.  We expect that we will have begun one international pilot project before the end of this fiscal year and one in the first quarter of 2006.

Management believes that the cash balance of $2,441,393 at December 31, 2005 and collections during the first half of 2006 from outstanding receivables, to be sufficient to support operations, absent cash flow from revenues, until approximately May 2006. Additionally, during April 2006, $200,000 was received from an executive officer as a non-interest bearing loan, and two employees exercised 600,000 option shares for $300,000.  The Company is spending approximately $650,000 per month on operations, the continued development of our PinPoint product, and marketing and sales activities.  Management believes that the Company will not begin to generate sufficient cash flows to fund our operations until the fourth quarter of 2006.  Until such time, management believes that we will require approximately an additional $5 million in financing to support current operations. Management is seeking to raise additional capital through one or more equity or debt financings and is in discussions with certain investment banks and investors with regard thereto.  However, there can be no assurance that the Company will be able to raise such additional equity or debt financing on satisfactory terms to the Company.

HISTORY AND RECENT DEVELOPMENTS

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

Although Guardian was the legal acquirer in the acquisition, and remains the registrant with the SEC, under generally accepted accounting principles, the acquisition was accounted for as a reverse acquisition, whereby RJL is considered the “acquirer” of Guardian for financial reporting purposes, since RJL’s shareholders controlled more than 50% of the post acquisition combined entity, the management of Guardian was that of RJL after the acquisition, Guardian had no assets or liabilities as of the transaction date, and the continuing operations of the entity are those of RJL.  Since Guardian was a non-operating entity on the transaction date, Guardian recorded the premium over net assets purchased as a reduction of additional paid in capital.  In addition, Guardian is required to present in all financial statements and other public information filings, from the date of completion of the acquisition, prior historical financial statements and information of RJL.  It also requires a retroactive restatement of RJL’s historical stockholders’ equity to reflect the equivalent number of shares of common stock received in the acquisition.

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

At closing of the Reverse Acquisition, RJL had commitments to issue an aggregate of 5,970,000 shares of common stock and 2,600 shares of preferred stock to certain consultants, all of which have been issued.

Immediately prior to the closing, and effective as of June 23, 2003, Guardian assigned all of its pre-closing assets and liabilities to a newly formed subsidiary, Black Mountain Holding, Inc.  All of the shares of Black Mountain Holdings, Inc., owned by Guardian have been spun off to Guardian’s stockholders, pro rata, in the nature of a stock dividend distribution.  Shareholders of Guardian entitled to participate in the spin-off distribution received one share of Black Mountain for each share of Guardian that they held as of the record date.  Guardian established June 23, 2003, as the record date for the spin-off.  Following that date, the shares of Guardian have traded “ex dividend.”  Guardian has been advised by prior management of Guardian that Black Mountain has filed a registration statement with the SEC to register under the Securities Act the distribution of the spin-off shares to Guardian shareholders pro rata, accordingly; the spin-off will not occur until such registration statement is declared effective by the SEC.  Pending effectiveness of the registration statement, the shares of Black Mountain will be held in a spin-off trust for the benefit of Guardian’s shareholders.  The trustee of the trust is J. Andrew Moorer, the former President and Chief Financial Officer of Guardian.

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

Recent Acquisitions

Acquisition of Wise Systems, Ltd.

On July 27, 2004, we completed the acquisition of Wise Systems Ltd.   Wise is a developer of advanced radiology information systems (RIS) with principal offices located in Corsham, Wiltshire, UK.  Through this acquisition, Guardian augmented its healthcare informatics offering of image compression technologies while increasing its global market potential. Guardian gained a number of important assets from the transaction, including Wise Systems’ RIS and the recently introduced picture archiving and communication system (PACS) which capture images and integrates them with other radiology information, making available to the healthcare enterprise a complete radiology patient record ready for distribution to caregivers where and when critical information is needed for optimal patient care. This seamless RIS/PACS software package keeps all of the critical information related to digital studies, such as MRI and CT scans, together in an electronic patient record package, allowing healthcare providers to share patient information under electronically secure methodologies and to comply with the Health Insurance Portability and Accountability Act (HIPAA) requirements.

Under the terms of a stock purchase agreement, Guardian acquired all of Wise’s stock from Wise’s two shareholders, Martin Richards and Susan Richards.  Guardian paid to Wise’s two stockholders an aggregate of U.S. $1,929,500 in cash and issued to them shares of Guardian Technologies’ common stock in the amount of $500,000.  $929,500 of the cash purchase price was paid at closing and the remaining $1,000,000 of the cash purchase price was paid by means of the issuance of an interest bearing promissory note due 90 days after closing.  The deferred portion of the cash purchase price was paid upon maturity of the promissory note.  Guardian issued an aggregate of 106,739 shares of its common stock as the stock portion of the purchase price. The shares were valued on the basis of the average high and low sales prices of the stock for the 30 business day period which ended two days prior to the closing of the transaction.  At closing, the shares were deposited in escrow and are subject to forfeiture in the event Guardian Healthcare Systems Division does not achieve certain revenue thresholds over the three years following closing.  In the 1st annual performance period ending July 28, 2005, Guardian Health Systems did not achieve the revenue threshold.  Therefore, 35,580 shares were forfeited and returned to the Company out of escrow and such shares were cancelled.  The shares of stock are subject to a three year lock-up.  In addition, Guardian repaid an outstanding loan of one of the directors of Wise in the amount of $79,500.  At closing, the co-founder of Wise, Mr. Martin Richards, entered into an employment agreement with Guardian as Vice President of European Operations for a period of two years following closing at a base salary of $210,250 per annum. Also, Mr. Martin Richards and Ms. Susan Richards have resigned their positions as officers of Wise and as members of Wise’s Board of Directors, and have entered into non-compete agreements with Guardian Technologies for a period of three years following closing. Furthermore, effective as of the closing, Mr. Martin Richards was released from personal guarantees for certain of Wise’s bank debt obligations and of Wise’s real property lease obligations.

The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

SUMMARY OF NET ASSETS ACQUIRED AND LIABILITIES ASSUMED
Cash	$ 609
Accounts receivable	89,513
Other current assets	725
Equipment, net	55,225
Goodwill	119,191
Intangible assets, net	2,264,630
Total assets acquired	$ 2,529,893
Accounts payable	$ 299,501
Total liabilities assumed	299,501
Net assets acquired	$ 2,230,392

Acquisition of Certain Assets of Difference Engines

On October 23, 2003, we entered into an agreement with Difference Engines Corporation (Difference Engines), a Maryland corporation, pursuant to which Guardian agreed to purchase certain intellectual property (IP) owned by Difference Engines, including but not limited to certain compression software technology described as Difference Engine’s Visual Internet Applications or DEVision, as well as title and interest in the use of the name and the copyright of Difference Engines.

Under the terms of the agreement, Guardian issued 587,000 shares of its common stock as consideration for the purchase of the IP, and cancelled a convertible promissory note that Difference Engines had issued to Guardian in the amount of approximately $25,000, representing advances Guardian made to Difference Engines.  The 587,000 shares of common stock were subject to a two (2) year lock up which expired on December 18, 2005.  Guardian granted Difference Engines’ shareholders piggyback registration rights for a period of three (3) years, commencing on the date of the expiration of the lock up period with regard to the shares issued in the transaction.  Upon expiration of the two (2) year lock up period, in the event that the shares are not eligible for resale under Rule 144 and have not been registered under the Securities Act, the holder of the shares may demand redemption of the shares.  The redemption price is to be calculated on the basis of the average of the closing bid and asked prices of Guardian’s common stock for the twenty (20) consecutive business days ending on the day prior to the date of the exercise of the holder’s right of redemption.  The founders of Difference Engines, including Messrs. Ludwig and Victor T. Hamilton, provided certain releases to Guardian related to their contribution of the technology to Difference Engines.  The closing of the acquisition of the IP was subject to certain conditions, including a requirement that Difference Engines obtain approval of its stockholders for the transaction and that Messrs Ludwig and Hamilton enter into two (2) year and one (1) year employment agreements, respectively, with Guardian at base salaries of $120,000 and $90,000 per annum, respectively.   Effective May 18, 2004, Mr. Ludwig resigned as an officer and director.  In connection with the settlement of certain litigation involving Difference Engines, Mr. Ludwig, Mr. Hamilton, and Guardian, we released the lock restrictions on 58,700 of the shares we issued as consideration in the acquisition of Difference Engines’ intellectual property.  We released the lock up restrictions to permit Difference Engines to resell the stock for the purpose of paying from the sale of such shares any judgment or settlement arising from certain claims by others against Guardian and its assets.

The closing of the acquisition of the IP occurred effective December 19, 2003, after Difference Engines obtained the approval of its stockholders for the transaction.

Recent Financings

Since the closing of the Reverse Acquisition, we have closed on the following financings:

On September 9, 2005, the Company accepted direct investment from an accredited investor of $52,124 and issued 26,062 shares of common stock.

During July and August 2005, the Company closed on a private placement of its common stock for aggregate proceeds to the Company of approximately $4,650,000 (before deductions of certain investment banking fees and expenses).  The Company issued to the investors 2,370,000 shares of common stock. In addition, the placement agent received 92,000 stock purchase warrants with an exercise price of $3.00 per share for a period of five years from the date of issuance, containing certain anti-dilution provisions, a piggy-back registration right, a cashless exercise provision, and other customary provisions.

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

On January 7, 2005, the Company sold to certain accredited investors an aggregate of 500,000 shares of the Company’s common stock at a price of $2.75 per share for net proceeds of approximately $1,000,002.

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

During the period March 24, 2004 and May 14, 2004, we held a series of closings with regard to the private placement of our securities.   Investors received units of securities, each unit consisting of four shares of common stock and one common stock purchase warrant to purchase one share of common stock exercisable at a price of $2.65 per share during an eighteen month period following the initial closing. Berthel Fisher & Company Financial Services, Inc. (“Berthel Fisher”) acted as our placement agent in connection with a private offering.

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

OUR BUSINESS

Introduction

Guardian is a technology company that designs and develops sophisticated imaging informatics solutions for delivery to its target markets:  aviation/homeland security and healthcare. We utilize high-performance imaging technologies and advanced analytics to create integrated information management technology products and services that address critical problems in healthcare and homeland security for corporations and governmental agencies.  Each product and service can radically improve the quality and velocity of decision-making, organizational productivity, and efficiency within the enterprise.  Our product suite is a platform for innovation that efficiently integrates, streamlines, and distributes business and clinical information and images across the enterprise.

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

Currently, we are focused on providing technology solutions and services in two primary markets, healthcare and aviation/homeland security.  However, as we develop new or enhanced solutions we expect to expand into other markets, such as military and defense utilizing hyper-spectral technology and imaging diagnostics for the medical industry.  We may also engage in one or more acquisitions of businesses that are complementary to our business.

Our Business Strategy

Our strategic vision is to position our core technology as the de facto standard for digital image analysis, knowledge extraction, and detection.  Our strategy is based upon the following principal objectives:

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

To achieve our strategic vision, we are aware of the need to exercise financial and operational discipline necessary to achieve the proper blend of resources, products and strategic partnerships.  These efforts will accelerate our ability to develop, deploy and service a broad range of intelligent imaging informatics solutions directly to our target markets and indirectly through OEM/value added reseller (“VAR”) partners.

During 2005, we continued implementing changes across the spectrum of our business. We refined our market strategy, enhanced our product offerings, PinPointTM and FlowPointTM. and globalized our processes. We focused our sales department to better serve our target markets. We also put processes into place to implement a worldwide sales, service, and support system, and we invested in the people required to effect this globalization.  We restructured our sales department and invested in a select group of seasoned, highly successful, representatives, to affect our globalized sales programs in the homeland security and healthcare radiology areas.

Our Strategic Achievements

In line with our strategic plan during 2005, we accomplished the following:

•

Successfully completed live alpha version testing of PinPoint in December 2005, at Domodedovo airport in Russia.  This active passenger baggage screening test of Pinpoint's capabilities is the result of over two years of advanced research and extensive testing.

•

Launched the seamlessly integrated FlowPoint (RIS/PACS) system at the Radiology Society North America convention held in Chicago during the first week of December 2004, and announced the sale of its first U.S. license for Guardian's FlowPoint RIS/PACS product May 18, 2005, to Newport Coast Advanced Imaging, an innovative ambulatory care facility providing diagnostic imaging services, including 64-slice CT, Open MRI and ultrasound, in Newport Beach, California.

•

Launched FlowPoint (RIS/PACS) system at Mater Dei Hospital in Belo Horizonte, Brazil on August 26, 2005.

•

Signed a licensing agreement on December 20, 2005 with PremiereScan, PC in San Jose, California for FlowPoint (RIS/PACS) system, with implementation in the second quarter of 2006.

•

Completion of a licensing agreement for Guardian's FlowPoint RIS/PACS product with Loma Linda High Field Open MRI and Diagnostic Center in Loma Linda, California on August 25, 2005. The Loma Linda diagnostic imaging center will be providing its patients with advanced whole body imaging capabilities including Ultrasound, Nuclear Medicine, PET CT, MRI and General X-Ray services.

•

PinPoint threat identification and alert system was awarded the "Innovation Technology Award for Non-Intrusive Explosive/Threat Detection" by the Security and Safety Technologies Forum in Moscow

on February 10, 2005.  Approximately 50,000 government officials and homeland security decision makers and 500 exhibitors from more than 30 countries attended the event.

•

Completed securities transactions which resulted in net proceeds of approximately $7.0 million from the sale of common stock in private placements, $0.2 million from employee stock options exercised, and approximately $2.4 million pursuant to the exercise of common stock purchase warrants.  The warrants were for 913,264 shares of restricted common stock, which originated from a 2004 private placement, entitled the holders to acquire up to 1,248,842 restricted common shares at a price of $2.65 per share until September 23, 2005.

•

Filed two utility patents applications in the U.S. Patent Office for a system and methods to identify certain objects that otherwise appear indistinguishable from other objects to the human eye or computer recognition systems.

•

Entered into a distributor agreement with EGC International Corp. (EGC) on March 31, 2005. EGC will act as exclusive distributor of Guardian Technologies' PinPoint and FlowPoint software products in South America and as a nonexclusive distributor in Spain, Portugal and Southern France.

•

Entered into an agreement on February 4, 2005 with Bridgetech to bring the PinPoint threat identification software to the Pacific Asian region, beginning with China and Taiwan.

The disciplined management of our resources, strong financial foundation and comprehensive product offerings with our PinPoint Threat Detection System and FlowPoint RIS/PACS product line has created momentum that we believe will increase throughout 2006 and beyond.  Future growth will be driven by a continued concentration on the core aspects of our business:  targeted sales/marketing activities with broader geographic coverage and product offerings, expanded international OEM/VAR relationships, product innovations designed to enhance knowledge extraction and anomaly detection within the digital imaging arena, exceptional professional services and expanded strategic partnerships that complement our internal efforts.

Vital to our business strategy are acquisitions/partnerships that contribute to our product innovation efforts or expand the distribution of our products and professional services.  Our goal is to have acquisitions/partners in certain target markets, primarily the international markets, focused on distributing and servicing our PinPoint and FlowPoint software products. In addition to the technology acquisitions in 2003 and 2004, we intend to develop and leverage additional technology acquisitions/partnerships to expand our product offerings or enhance our existing products to appeal to a specific market.

Our Acquisition Strategy

Acquisitions are a key component of our overall business strategy.  We have developed a bifurcated strategy that focuses the underlying goals on each of our two target marketplaces: aviation/homeland security and healthcare.  Always at the nucleus will be our core technologies in intelligent imaging informatics.  While our overriding general strategies are to develop new products/technologies, new clients, new markets, or additional revenue base, we have explicit strategies, as follows:

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

•

Position Guardian as the leading provider of imaging solutions for all healthcare modalities

There can be no assurance that we will be successful in implementing our acquisition strategy, that we will be able to identify any acquisition target, that we will have sufficient cash to effect any acquisition, or that we will be able to effect any acquisition upon terms satisfactory to us.

OUR PRODUCTS

Our Core Technology- 3i Engine

Guardian’s core technology is an intelligent imaging informatics (“3i”) engine that is capable of extracting embedded knowledge from digital images, as well as the capacity to analyze and detect image anomalies.  The technology is not limited by digital format.  It can be deployed across divergent digital sources such as still images, video and hyper spectral imagery.  To date, the technology has been extensively tested in the area of threat detection for baggage scanning at airports.  However, varying degrees of research and development have been conducted in the areas of detection for cargo scanning, people scanning, military target acquisition in a hyper spectral environment, and satellite remote sensing ground surveys.  Product development in these areas is ongoing, and while there can be no assurance, we believe the current results of internal testing indicate that the technology should produce results equal to or greater than those currently achieved in baggage scanning.

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

Our Principal Products

Our principal products are:

Aviation/Homeland Security Technology Solution - PinPoint

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

In summary, the principal features of our PinPoint product are as follows:

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

The Company believes PinPoint has not reached technological feasibility.  An extended alpha version (test version beyond internal testing) working model of PinPoint was completed and delivered to East Lin Group, Tarcusskaya Street, 8A, Moscow, Russian Federation on November 14, 2005, and a live environment test of PinPoint was conducted at Domodedevo Airport in Moscow.  PinPoint is available for sale to customers; however no sales are anticipated until we are able to seamlessly integrate with the manufacturers’ scanning equipment.  Integration represents an identified high-risk development issue that we expect to overcome during 2006.

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

Healthcare Technology Solution - FlowPoint

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

Guardian’s DEVision product dramatically increases lossless, completely reversible compression ratios compared with competitive products.  Standard techniques can losslessly compress radiology images between 1.5-3 times; DEVision currently averages over 5:1, with a target average of up to 10:1. For image types such as x-ray and mammography, which can be 300MB each, such an improvement creates dramatic cost savings in archiving and reduces network throughput both inside the enterprise and for offsite tele-radiology.

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

In summary, the principal features of our FlowPoint products are as follows:

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

•

Adapted for use in the United States marketplace.

MARKET AND COMPETITION

Aviation Security Screening Products

Market

Initially, management has focused its principal development and marketing efforts for its PinPoint product on the market for airport baggage screening technology solutions. However, as discussed further below, and although there can be no assurance, management believes that its PinPoint solution is also capable of being adapted for use in the people portal and cargo screening markets.  The following discussion focuses on the market for baggage screening solutions; however, we have also provided an overview of the potential market for people portal and cargo screening technology solutions, potential future markets for our PinPoint product.

Baggage Screening Market

Security oversight of airports in the United States is overseen by the Transportation Safety Administration (“TSA”) with an annual operating budget in excess of $5 billion.  TSA has the responsibility for over 480 U.S. airports with a combined inventory of baggage scanning equipment (checked baggage area and the carryon baggage area) in excess of 6,000 scanners.  While exact statistics on the number of scanners deployed in the rest of the world are not readily available, management estimates that the market is four times greater than the U.S.  In addition to baggage scanners, airports worldwide are faced with replacing or supplementing existing metal detectors for passenger processing.

Since the events of September 11, 2001, there has been a major growth surge in the baggage screening industry.  In the decade leading up to 9/11, the U.S. market for baggage screening products and services maintained a steady $400-$600 million per year.  Since 9/11 the industry has reinvented itself almost from the ground up.  The growth in the marketplace for baggage screening products and services arises as a result of the TSA’s need to position itself to accommodate the forecasted growth in demand from 2 billion baggage screening transactions in 2001, to 7.3 billion in 2006 and 17.6 billion in 2010. See Homeland Security Research Corporation (HSRC) report, “2003-2010 Luggage and Large Parcel Screening Market Report.”

Technology is expected to convert the marketplace from a largely services (labor-driven) environment to “technology intensive.”  The current baggage screening technology is a stopgap measure rather than a delivering solution.  By 2006, the fused technologies "checkpoint of the future" will dominate the market.  It will provide multi-threat screening (next generation bombs weapons and weapons of mass destruction). Sectors such as aviation, maritime and mass transit, public gathering sites and government and private sector sensitive sites will spend an accumulated $60 billion on hand-held baggage screening equipment, service and infrastructure during the 2003-2010 period (compared to an accumulated $7 billion during the 1994-2001 period). See Homeland Security Research Corporation (HSRC) report, “2003-2010 Luggage and Large Parcel Screening Market Report.”

Currently, there are limited standards within the aviation security marketplace for the testing and validation of software technology solutions.  The marketplace places a premium on the newest innovations in hardware technology, but fails to realize how a threat detection software solution could possibly succeed.  Because of that fallacy, the marketplace has limited standards for the certification of aviation security products other than bulk explosives detection systems and explosives trace detectors, or ETD, which have been developed around chemical analysis and not image analysis.

Our challenge with our PinPoint product is to establish the testing and certification standards, to validate through independent parties the efficacy of PinPoint as an automated threat detection solution, and to convince the appropriate governmental authorities to commit financial resources to purchase PinPoint.  Our initial action to meet the challenge was the execution of a Teaming Agreement with Lockheed Martin. Through our joint efforts, we have been able to establish the necessary testing standards and methods. While it remains to be seen if our efforts will result in a TSA certification, we have made material strides in the development of PinPoint, the accumulation of a large database of threat and non-threat images, and in the documentation of testing procedures and results.  Further, through our contractual relationships with EGC International, BridgeTech International, and Fowler International we have commenced the marketing and sale of PinPoint to the international community.  These relationships are a significant strategic component of our growth strategy as they provide us the sales and marketing reach that we would not otherwise be able to staff or fund.  These relationships have resulted in five opportunities to-date, each requiring an export license for which we have made application, with three such licenses having been issued by the U.S. Department of Commerce.

During the fourth quarter of 2005 and the first quarter of 2006, we commenced and successfully completed pilot tests in two locations: Moscow, and Caracas.  Management believes that market acceptance of PinPoint in these two markets as a viable threat detection solution will not only enhance our ability to sell worldwide, but it will open additional opportunities for the development of PinPoint as the intelligent image analysis solution for areas such as target acquisition, satellite remote sensing, and additional opportunities within aviation security such as people portals and cargo scanning.

The discussion of the market for our PinPoint product focuses on the aviation security industry in the U.S.  Reliable data for markets outside the US are not readily available or may not be reliable.  Guardian is currently teamed with Lockheed Martin to pursue the deployment of PinPoint for U.S. airport security checkpoints.  It is anticipated that the Company could realize its first revenues from the U.S. market sometime during the later part of the third quarter or the fourth quarter of 2006.  However, management believes that the Company will generate revenues from PinPoint internationally prior to earning its first U.S. revenues.  The reasoning for this position is twofold: (i) the Company has established/is in the process of establishing Distribution/Reseller Agreements in Russia, China and Taiwan, and Central and South America, and (ii) the Company is involved in several opportunities for the sale of PinPoint in, Russia, and Venezuela.

As the global Homeland Security marketplace continues to supply more effective next generation terror mitigation technologies, a much greater amount of funding will flow to procurement of technologies and less for labor.   Homeland Security Research Corp.’s analysis, the 2006 – 2015 Homeland Security & Homeland Defense Global Market forecasts that this trend will lead to a tripling of the global Homeland Security market ($60B in 2006 to $180B in 2015), while the global Homeland Security expenditures (the total amount of money allocated) will only double.

Guardian’s addressable market can be viewed from the FY 2006 and requested FY 2007 United States Department of Homeland Security (DHS) budget. In DHS budget for FY 2006, Guardian’s addressable market was .77% of the $41.1B budget, whereas, Guardian’s proposed FY 2007 addressable market increases to 2.25%. The assumption can be made that the worldwide marketplace would also be in the 1% – 2% range of the forecasted Homeland Security Global Markets.

In addition to the baggage screening market, management expects to target the following additional markets for PinPoint.  Further evaluation and market studies are required in order for a business plan to be developed and the assessment of development efforts necessary before entering the “People Portal” and “Cargo Scanning” markets.

People Portals

Almost every threat that requires people screening is currently monitored by a different system (explosives, weapons, biological, chemical, and nuclear/radiological).  Management believes that today's people screening systems deliver unacceptable performance (high ‘false alarm’ rates, slow processing throughput, continued dependence on human detection, and high transaction costs).  Over a period of 10 years (2001-2010) the total U.S. annual people screening outlay is expected to grow to over 15 times its current size.  Sales of $590 million in 2001 are forecasted to grow to $3.5 billion in 2006 and to $9.9 billion in 2010. The compound annual growth rate is expected to be over 50% for the 2003-2010 periods. The addressable market of people portals that utilize imaging as its detection methodology is a sub-set, which is estimated at 50% of the entire forecasted market of which management believes PinPoint can address.  See HSRC report, “2003-2010 People Screening Weapon & Explosives Detection Market Report.”

It is management’s belief that the current people portal technology fails to meet the post-9/11 requirements. It is management’s belief that the technology will undergo dramatic technological changes when the multiple-threats "checkpoint of the future" is introduced.  The accumulated U.S. investment in people screening during the 2003-2010 period is expected to be over $50 billion.  During the 2006-2010 periods, over 80% of sales of people portal systems in the US are expected to be for technologies that were not in existence in 2003.  The cost of screening a single person will be reduced by a factor of 10 from $4-$5 per person to under $0.50 for the same procedure.

Cargo Scanning

Currently, less than 1% of worldwide shipped cargo is screened, and even with that small of a sampling the screening is only preformed to identify a limited number of threats, not the entire array of threats (explosives, weapons, biological, chemical and radiological/nuclear). Terrorism threats to disrupt western economies, and regulatory changes driven by the U.S., specifying requirements for cargo shipped into the U.S., are expected to bring dramatic changes in this industry.  Management believes that the 10 companies currently active in the field of cargo inspections will have to redesign their systems to meet the post 9/11 threat of weapons of mass destruction.  Through market studies, which the company will undertake before expended significant resources, an assessment of market penetration, and developmental requirements will be completed which will clearly identify the company’s PinPoint product introduction into this market.

The aviation sector alone handles more than 60 billion tons of cargo per year, and is growing at a rate of 9% per year.  Total cost of added security for airline cargo alone is forecasted to surpass $2 billion in 2006 in the US.  Present airline insurance costs are $6 billion/year, six times higher than their pre 9/11 levels.  See HSRC report, “2003-2010 Cargo Screening Market Report.” A single cargo terror event is expected to drive these costs even higher. The events of 9/11 caught the luggage and large parcel industry by surprise, since this industry was operating on a schedule that required the introduction of proper solutions only by 2025. With existing technologies and budgets, it is impossible to deliver screening for more than a small fraction of luggage and parcels, and even that only at essential and ultra sensitive sites.

Competition

The competition between the manufacturers of baggage (hand-held and small parcel) screening, luggage and large parcel screening, people screening for weapons and explosives detection, container and vehicle screening, and cargo screening is intense.  These same equipment manufacturers represent Guardian’s major competition: AS&E, Smiths-Detection, OSI Rapiscan, InVision, and L3, each of which is better capitalized and has greater marketing and other resources than Guardian.  The competition between manufacturers is so intense in view of amounts appropriated by the U.S. Government for threat detection technologies. What is not so obvious is that the manufacturers that once held the largest share of installed base are at risk due to aging and inadequate technology.  Due to the agnostic nature of PinPoint, we believe we can integrate PinPoint with any manufacturer’s scanning equipment.  We believe our technology improves the efficiency of the underperforming hardware and extends the obsolescence of the existing scanning equipment.  Funds previously appropriated for the upgrade or replacement of the in-place scanners could then be redeployed for the acquisition of required technologies such as body scanners or cargo scanners.

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

The market for contraband detection systems software is anticipated to become intensely competitive and is characterized by continuously developing technology and frequent introductions of new products and features. We expect competition to increase as other companies introduce additional and more competitive products in the aviation security market, and as we develop additional capabilities and enhancements for PinPoint and new applications for our technology. Historically, the principal competitors in the market for explosive detection systems have been InVision, Vivid Technologies, Inc., EG&G Astrophysics, Smiths-Detection, Thermedics Detection Inc., and Barringer Technologies Inc. Each of these competitors provides aviation security solutions and products for use in the inspection of checked and carry-on luggage.  We expect certain major corporations competing in other markets to enter the aviation security market.

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

Healthcare Systems

Market

The market for imaging and radiology technology in the U.S. is highly fragmented and we face competition from other companies that are developing products expected to be competitive with our products. We compete with both large multinational solution providers and smaller companies. Some of our competitors have more capital, longer operating and market histories, and greater resources than we have, and may offer a broader range of products and at lower prices than we offer.  Establishing Guardian as an industry recognized healthcare solution provider and FlowPoint as the “best of breed” solution for radiology information systems (RIS) and picture archiving and communication systems (PACS) will be a long-term effort.

In the US, we are concentrating on the radiology marketplace, and more narrowly on free-standing single and multiple site radiology practices and small hospitals (<200 beds). While our technology and services are applicable to other provider specialties, radiology presents a set of unique challenges and opportunities.

According to the American Hospital Association, there are 5,801 hospitals in the U.S.  Approximately one-third have less than 200 beds and according to the American Medical Information, Inc. there are 2,795 major diagnostic imaging centers and more than 5,000 smaller imaging centers in the U.S.  Further, according to market analysts Frost and Sullivan in their 2002 report, less than 30% of our target markets are currently utilizing a PACS to achieve a filmless workflow environment and even fewer have fully integrated RIS/PACS providing a truly filmless environment or paperless workflow.  Industry experts, Frost and Sullivan, estimate the size of the RIS/PACS market to reach 1.8 to 2.2 billion dollars in annual sales by 2007. Professional service revenues are expected to add an additional 150 million dollars in revenue in this growth market. The diagnostic imaging center and small hospital market segments (hospitals under 200 beds) are forecasted to see much of this growth. Approximately 36 % of the hospital and imaging center providers in the U.S. are expected to have integrated RIS/PACS by 2007.  We compete against certain emerging companies who offer segments of the integrated radiology solution through RIS and/or PACS systems.  However, we believe that our integrated web enabled service offerings afford us a competitive advantage over our competitors.

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

As we launch our fully integrated and scalable RIS/PACS product in the largest world market, the US, we are confident that there is a valuable opportunity to obtain market share in the near future.

The President of the US is fully aware of the need for improved Information Technology in the Healthcare System focusing directly on the challenges at a news conference on January 27, 2005 at the Cleveland Clinic.  The President's budget for FY 2006 supports the use of health information technology by increasing funding to $125 million for demonstration projects that will help test the effectiveness of health IT and allow for widespread adoption in the health care industry. The Administration was seeking an additional $50 million for FY 2005 (in addition to the $50 million already appropriated by Congress for 2005) to support the use of health IT.

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

As digital modalities drive radiology toward film-less, the data volumes become huge. For example, a single mammography study is 300 megabytes, and a large center can do hundreds in a day.  A CT or echocardiography study can be 30-50 gigabytes.  In many cases records must be kept for 7 years, 10 years, or even the lifetime of the patient.

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

There were 350 million imaging procedures performed in the U.S. in 1998, according to Dr. Bob Bell, R. Bell & Associates in February 2000.  The National Healthcare Statistics Group of HHS estimates total U.S. patient spending on radiology at $75 billion annually, with a 9-12% growth rate.  Capital expenditures on diagnostic imaging equipment are $4.52 billion annually, according to “Economic Analysis of Filmless Radiology,” by Charles Flagle, of which our product FlowPoint is a component.

Our Strategic Approach

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

Since the purchase of Wise Systems, Inc. in July 2004, we have focused on improving the products and processes necessary to launch FlowPoint in the US marketplace and establishing partnerships and alliances to improve our products and to distribute them worldwide.  These business relationships are, in the main, ordinary course product reselling/purchasing relationships.

To allow us to meet our goals, the management of Guardian has instituted the financial and operational discipline required for short, medium and long term success.  We have and will continue to put in place the strategic partnerships, human and financial resources and innovative products and processes to help us service the radiology and healthcare marketplace.

Competition

We face competition from other providers of radiology information services providers.  The current diagnostic imaging market is highly fragmented.  In this market, it is widely accepted that there is no “one size fits all product” available.  However, there are companies that have or are developing comparable integrated, web-enabled products:  (e.g. Merge, Amicas/Vitalworks, DR Systems, Swearinger, and Ramsoft).

In the area of integrated RIS and PACS workflow applications, there are newly emerging competitors who offer segments of the integrated radiology solution through their RIS and/or PACS to the market targeted by Guardian Healthcare Systems. Furthermore, some competitors have recently begun integrating and offering RIS and PACS technologies through partnership and acquisition activities.

We believe that the flexible pricing, continued innovation, our commitment to quality and adherence to industry standards and our integrated service offerings will afford us a competitive value proposition. Current RIS/PACS offerings from major competitors such as GE, Siemens, Cerner, and Phillips have major competitive disadvantages, including down market price efficiencies, relative to FlowPoint when addressing the small hospital/freestanding clinic market.   Additionally, certain of our competitors are also in the primary business of selling modalities (MR, CT, or nuclear medicine devices) as well as PACS or RIS.  Their sales emphasis is on these larger-ticket items, rather than customer-centric open architecture, such as RIS/PACS.

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

SALES, MARKETING AND DISTRIBUTION

PinPoint Market

We market and sell our PinPoint product through our internal sales force, agents, distributors and consultants.  At the same time, we intend to escalate our efforts with the TSA.  We will work very closely with Lockheed Martin Distribution Technologies to advance the certification process with TSA.  Additionally, we will seek the support of politicians through our lobbying efforts and the support of certain scanning equipment manufacturers.  While TSA certification is not absolutely essential to the acceptance of Guardian’s PinPoint product, management believes that having TSA certification and a business relationship with the TSA is important to our strategic growth plans as the relationship offers the opportunity to obtain potential sub-contracts for baggage scanning applications and for additional aviation and transportation security contracts. Management remains focused on the ongoing development of PinPoint, particularly with respect to test results.  This focus must be even sharper as we enter the pilot test arena where the duration of the pilot test, the conditions under which the pilot test is conducted, and the definition of success and failure will vary country-by-country.  Market acceptance is key to our future success and there can be no assurance that our PinPoint products will achieve that acceptance.

Currently, there are limited standards within the aviation security marketplace for the testing and validation of software technology solutions.  The marketplace places a premium on the newest innovations in hardware technology, but fails to realize how a threat detection software solution could possibly succeed.  Because of that fallacy, the marketplace has limited standards for the certification of aviation security products other than bulk explosives detection systems and explosives trace detectors, or ETD, which have been developed around chemical analysis and not image analysis.  Our challenge with the PinPoint product is to establish the testing and certification standards, to validate through independent parties the efficacy of PinPoint as an automated threat detection solution, and to convince the appropriate governmental authorities to commit financial resources to purchase PinPoint.

We entered into a Teaming Agreement with Lockheed Martin Systems Integration, described below.  Through our joint efforts with LMSI, we believe we have been able to establish certain testing standards and methods.  While it remains to be seen if our efforts will result in a TSA certification, we have made material strides in the development of PinPoint, the accumulation of a large database of threat and non-threat images, and in the documentation of testing procedures and results.

Further, as described below, we have entered into agreements with each of EGC International, Inc., BridgeTech International, Inc. and Fowler International, Inc., to market and sell PinPoint in certain foreign markets, including South America, Spain, Portugal, Southern France, Russia, and China.  These distributors have in country sales and technical support to market, sell and support PinPoint installations.

Teaming Agreement with Lockheed Martin Systems Integration

On December 21, 2004, we entered into a three year teaming agreement with Lockheed Martin Systems Integration-Owego d/b/a Lockheed Martin Distribution Technologies, a business unit of Lockheed Martin Corporation.  The teaming agreement covers the collaborative development of enhanced checkpoint threat detection capabilities to detect explosives and explosive devices in baggage as it passes through airport security checkpoints for an anticipated procurement by the Department of Homeland Security, Transportation Security Administration (TSA).  Under the agreement, Lockheed will act as the prime contractor and we will act as a subcontractor with regard to any such procurement by TSA.  We have agreed to work exclusively with Lockheed with regard to any such TSA procurement contract.  The agreement provides that we will provide expertise in threat detection technologies through our Pinpoint™ threat detection product, and provides that we shall be responsible for enhancing the capabilities of our PinPoint™ product, system engineering required to implement PinPoint™, provide software engineering, and related support capabilities.  We are required to assist.  The teaming agreement provides that in the event either party pursues the anticipated TSA procurement outside of the teaming agreement, the parties agree to prevent any officer, director, employee, agent or representative who had direct access to or participation in any activity or related to the teaming agreement from participating in any outside team, and prohibits the use of any technical data or information received from the other party to be used to pursue or secure a contract award outside the teaming agreement.  The agreement may be terminated if, among other things, Guardian fails to meet the target bid price established by Lockheed, upon issuance of a contract to Lockheed and issuance of a subcontract to Guardian, failure of the government to consent to the award of a contract to Guardian or a direction to use a source other than Guardian, a failure to reach a mutually agreeable subcontract, award of the contract to a contractor other than the parties, Lockheed’s determination not to submit a proposal or bid, revocation of security clearances, or the bankruptcy, debarment, conflict of interest, or change of control of either party.  The agreement also contains certain non-solicitation provisions and for mutual indemnification.

FlowPoint Market

We market and sell our FlowPoint product through our five person sales force divided among five regions of the U.S.  It is our intention to develop strategic sales/marketing alliances with other market recognized firms providing complimentary products/services in the United States as well as internationally. To date, we have established one international marketing/sales distributor agreement with EGC as described below.

Product Distribution, Marketing and Consulting Agreements

We have entered into the following distributor, strategic partnership and consulting agreements with regard to our products:

Distributor Agreement with EGC International

On March 30, 2005, we entered into a Distributor Agreement with EGC pursuant to which EGC was appointed to act as our exclusive distributor of our PinPoint and RIS/PACS software products in South America, and as a nonexclusive distributor of such products in Spain, Portugal and Southern France.   The agreement is for a term of three years and is automatically renewed for successive one year periods unless earlier terminated.  The Distributor Agreement authorizes EGC to distribute and license our Pinpoint and RIS/PACS products to end users in the areas in which EGC is authorized to sell such products, requires EGC to promote the licensing and distribution of such products in such areas, and provide on-site installation and product support services. EGC may engage affiliates and sub-distributors to market, distribute, license and sublicense the products in the authorized area with the Company’s prior consent.  EGC is required to purchase such products from us based upon a list price for each license sold. Also, EGC will pay the Company a percentage of the fees it receives for providing any support services. Commencing six months after the date of the agreement, in the event EGC’s purchases of such products (including support services) do not meet certain minimum amounts, EGC is required to pay to us a penalty equal to ten percent (10%) of the difference between the aggregate amount of such purchases and the applicable minimum amount and such difference is added to the minimum amount for the next succeeding twelve month period. The minimum amounts are as follows:  for the twelve month period commencing six months after the date of agreement, the minimum amount is $2 million; for the next succeeding twelve month period, the minimum amount is $3 million; and for the second succeeding twelve month period and each subsequent twelve month period, the minimum amount is $5 million.  The exclusivity provisions of the agreement will terminate if the amount paid by EGC to us with regard to the marketing, licensing and distribution of either our PinPoint or FlowPoint products is less than 20% of the actual amount paid by EGC to us with respect to the marketing, distribution, licensing and sublicensing of all such products during a twelve month period and, in the event thereof, thereafter EGC’s exclusive distribution rights terminate at the end of such period.  The agreement requires us to complete development of PinPoint for small scale use in office buildings, terminals and other low volume areas within 180 days and to meet certain image quality and other requirements.  The agreement requires that we provide certain support services in connection with sales of our products. We have the right to terminate the agreement in the event EGC breaches its representations and warranties in the agreement, EGC attempts to assign its rights or delegate its obligations under the agreement, or misses licensing and distribution forecasts after notice. EGC may terminate the agreement if the products fail to meet industry standards, PinPoint fails certain independent testing as to salability, or we fail to obtain patent protection for PinPoint.  Each party may terminate the agreement if the other party makes a general assignment for the benefit of creditors, is not generally paying its debts when due, or in the event of bankruptcy, reorganization, or liquidation.  The agreement contains certain confidentiality and non-disclosure provisions and certain indemnification provisions.

Strategic Partnership Agreement with BridgeTech International

On June 21, 2005, we entered into a strategic partnership agreement with Bridgetech Holdings International, Inc. pursuant to which BridgeTech was appointed as our exclusive provider of our PinPoint software products in China and Taiwan.  The agreement is for a term of three years and is automatically renewed for successive one year periods unless earlier terminated. The exclusivity provisions of the agreement may be modified in the event sales are not effected within one year of the date of the agreement. The agreement authorizes Bridgetech to distribute and license our PinPoint product to end users in the areas in which BridgeTech is authorized to sell such product, requires Bridgetech to promote the licensing and distribution of such product in such areas, and provide on-site installation and product support services. BridgeTech may engage third party consultants to market, distribute, license and sublicense the products in the authorized area with the Company’s prior consent.  The Royalties and Pricing Structure for the sale of PinPoint is devised under a per passenger transactional models whereby under model 1: 45% of all revenue generated by PinPoint sales shall be paid to Guardian; 45% of all revenue generated by PinPoint sales shall be paid to Bridgetech and the remaining 10% of all revenue generated by PinPoint sale shall be paid to any applicable consultant if utilized; and in the instance of model 2: where a portion of the revenue generated by the PinPoint sale is required to be remitted to an applicable airport authority, or their designated representative, such remittance shall be paid 50% by Bridgetech and 50% by Guardian. A detailed accounting of all revenue from applicable PinPoint sales shall be presented within 10 days of the end of each calendar month by the Airport Authority.  All applicable royalties shall be paid to the respective parties within 30 calendar days of cash receipt of said royalties by Bridgetech. The agreement requires that we provide certain support services in connection with sales of our products. We have the right to terminate the agreement in the event BridgeTech breaches its representations and warranties in the agreement.  Each party may terminate the agreement if the other party makes a general assignment for the benefit of creditors, is not generally paying its debts when due, or in the event of bankruptcy, reorganization, or liquidation.  The agreement contains certain confidentiality and non-disclosure provisions and certain indemnification provisions.  The agreement also provides that disputes shall be resolved by alternative dispute resolution.

Consulting Agreement with Fowler International

We entered into an agreement with Fowler International, LLC, on August 1, 2005, and, following it expiration, we entered into a new agreement on August 6, 2005.  Under our new agreement with Fowler, Fowler was engaged to provide advice and assistance in the course of commercial negotiations with Russian distributors with regard to the licensing of PinPoint in the Russian Federation, including recommending a marketing strategy, due diligence with regard to potential distributors, and participation in negotiations with potential distributors.  The term of the agreement commenced on September 1, 2005 and expired on December 31, 2005.  On or about December 31, 2005, we agreed verbally that the agreement will be extended on a month to month basis during 2006. During the term of the agreement, Fowler will receive a monthly retainer fee.  In addition, for transactions closed with a distributor, a success fee of 5% of the value of the transaction for a period of one year after the first deal is signed between Guardian and the distributor. Such success fee will be calculated on the amount of the total revenue of the deal for the one year period.  The success fee will be payable on the date on which Guardian receives revenue for the transaction. The agreement requires that we provide certain support services in connection with sales of our products. We have the right to terminate the agreement at any time upon thirty days’ prior written notice.  The agreement contains certain confidentiality and non-disclosure provisions.

EMPLOYEES

As of December 31, 2005, we employed 32 full-time employees in the United States and 7 employees in the United Kingdom.  None of our employees is a party to a collective bargaining agreement and we believe our relationship with our employees is good.  We also employ certain consultants and independent contractors on a regular basis to assist in the completion of projects.  It is our practice to require all our employees, consultants and independent contractors to enter into proprietary information and inventions agreements containing non-disclosure, non-compete and non-solicitation restrictions or covenants.

PATENTS AND PROPRIETARY RIGHTS

We rely on a combination of common law trademark, service mark, copyright and trade secret law and contractual restrictions to establish and protect our proprietary rights and promote our reputation and the growth of our business.  We do not own any patents that would prevent or inhibit our competitors from using our technology or entering our market, although we intend to seek such protection as appropriate.  It is our practice to require all of our employees, consultants and independent contractors to enter into agreements containing non-disclosure, non-competition and non-solicitation restrictions and covenants, and while our agreements with some of our customers and suppliers include provisions prohibiting or restricting the disclosure of proprietary information, we can not assure you that these contractual arrangements or the other steps taken by us to protect our proprietary rights will prove sufficient protection to prevent misappropriation of our proprietary rights or to deter independent, third-party development of similar proprietary assets.

The Company has filed two patent applications in the United States covering the application of our core technology.  However, we have not been granted any patents as of the date of this report.  In addition, we expect to file eleven additional patent applications for adjunct technologies.  We cannot provide assurance that any or all of these patents will be granted or that they will not be challenged, or that rights granted to us would actually provide us with advantage over our competitors.  Prior art searches have been conducted, and the Company believes that we will not infringe any current third party patents.

Due to the rapid pace of technological change in the software industry, we believe patent, trade secret and copyright protection are less significant to our competitive edge than factors such as the knowledge, ability and experience of our personnel, new product development, frequent product enhancements, name recognition and the ongoing reliability of our products.

RESEARCH AND DEVELOPMENT

Under United States generally accepted accounting principles, until the technology is determined to be feasible, all related research and development expenditures must be expensed rather than capitalized.  When a determination is made that the software is feasible (commercially viable), then expenditures may be capitalized, as long as there are no high-side development issues.  Therefore, the Company has determined that a high-risk development issue exists for integrating PinPoint into already existing scanning equipment.  The Company concluded that capitalizing such expenditures for PinPoint was inappropriate and has expensed all research and development costs. Research and Development costs for fiscal periods 2005, 2004, and 2003 were $858,218, $740,566, and $287,414 respectively.  The Company’s research and development costs are comprised of staff and consultancy expenses on PinPoint.

OUR PRINCIPAL EXECUTIVE AND OTHER OFFICES

We maintain offices at two locations.  Our principal executive offices are located at 516 Herndon Parkway, Suite A, Herndon, Virginia 20170.  We also maintain an office in the United Kingdom at Portman House, 7a High Street, Corsham Wiltshire.  Our telephone number in the US is (703) 464-5495.  Our telephone number in the UK is 01249 717000.  Our Internet address is www.guardiantechintl.com.  Information on our website is not deemed to be part of this Annual Report on Form 10-K.

ITEM 1A.  RISK FACTORS

You should carefully consider the following risks as any of them could materially adversely affect our business, financial condition and results of operations, which, in turn, can adversely affect the market for and price of our securities.

Risks Related to Our Company and Our Operations

Our business plan and technologies are unproven, we have generated minimal revenues from our operations, and incurred substantial operating losses since our inception.

Since the closing of the reverse acquisition of Guardian Technologies International, Inc. in June 2003, we have generated cumulative revenues of approximately $533,174.  We have experienced operating losses and negative cash flows.  We incurred an operating loss of $13,179,155 for the year ended December 31, 2005, and an operating loss of $28,212,520 for the year ended December 31, 2004. Our accumulated deficit as of December 31, 2005, is $49,050,497. Moreover, our business plan is unproven.  We cannot assure you that we will ever achieve profitability or, if we achieve profitability, that it will be sustainable.  The income potential of our businesses is unproven, and our limited operating history makes it difficult to evaluate our prospects.  We anticipate increased expenses as we continue to expand and improve our infrastructure, invest in or develop additional products, make acquisitions, develop our technology, expand our sales and marketing efforts and pursue additional industry relationships. Moreover, the acceptance of the products that we offer is uncertain, including acceptance by the healthcare and transportation security scanning markets.

We have sufficient cash to continue our operations until approximately May 2006. We will need to raise substantial additional capital to continue our operations and to meet our working capital and other operational cash requirements during 2006.  Currently, the Company uses approximately $650,000 per month on operations, and expects that approximately $5,000,000 is needed until the Company generates sufficient cash flows to support current operations.   The Company is in discussions with several investment banking firms regarding possible financing arrangements; however, the Company has not entered into any commitments with regard thereto.  There can be no assurance that the Company will be able to raise additional cash to fund operations or upon terms satisfactory to the Company.

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

We may undertake acquisitions which pose risks to our business.

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

•

Accounting for acquisitions could require us to amortize substantial intangible assets (goodwill), adversely affecting our results of operations;

•

Inability to retain the management and key personnel of the acquired business;

•

Inability to maintain uniform standards, controls, policies and procedures; or

•

Customer attrition with respect to customers acquired through the acquisition.

We cannot assure you that we would successfully overcome these risks or any other problems associated with any acquisition, investment, strategic alliances, or related efforts.  Also, if we use our common stock in connection with an acquisition, your percentage ownership in us will be reduced and you may experience additional dilution.  As of the date of the filing of this report, we have not entered into any agreement or letter of intent with regard to any acquisition.

Our independent registered public accounting firm has expressed uncertainty regarding our ability to continue as a going concern.

Our independent registered public accounting firm has expressed uncertainty regarding our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue in business as a going concern.

Investor confidence in the price of our stock may be adversely affected if we are unable to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

As an SEC registrant, we are subject to the rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which require us to include in our annual report on Form 10-K our management’s report on, and assessment of the effectiveness of, our internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting.  These requirements will first apply to our annual report for the fiscal year ending December 31, 2007.  If we fail to achieve and maintain the adequacy of our internal control over financial reporting, there is a risk that we will not comply with all of the requirements imposed by Section 404.  Moreover, effective internal control over financial reporting, particularly that related to revenue recognition, is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud.  Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss in investor confidence in the reliability of our financial statements, which ultimately could harm our business and could negatively impact the market price of our common stock.  Investor confidence and the price of our common stock may be adversely affected if we are unable to comply with Section 404 of the Sarbanes-Oxley Act Of 2002.

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

•

Changes in investors’ perception of the transportation security scanning  and healthcare information technology industries generally; and

•

General stock market conditions.

There is a limited market for our common stock.

Our common stock is quoted on The Nasdaq Stock Market, Inc.’s OTC Bulletin Board under the symbol “GDTI.”  As a result, relatively small trades in our stock could have disproportionate effect on our stock prices.  No assurance can be made that an active market will develop for our common stock or, if it develops, that it will continue.

The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information for shares of stock that are not designated for quotation on the NASDAQ National Market, NASDAQ SmallCap market or a national securities exchange.  Trades in OTC Bulletin Board quoted stocks will be displayed only if the trade is processed by an institution acting as a market maker for those shares.  Although there are approximately 35 market makers for our stock, these institutions are not obligated to continue making a market for any specific period of time.  Thus there can be no assurance that any institution will be acting as a market maker for our common stock at any time.  If there is no market maker for our stock and no trades in those shares are reported, it may be difficult for you to dispose of your shares or even to obtain accurate quotations as to the market price for your shares.  Moreover, because the order handling rules adopted by the SEC that apply to Nasdaq-listed stock do not apply to OTC Bulletin Board quoted stock, no market maker is required to maintain an orderly market in our common stock.  Accordingly, an order to sell our stock placed with a market maker may not be processed until a buyer for the shares is readily available, if at all, which may further limit your ability to sell your shares at prevailing market prices.

Because we became public because of a reverse acquisition, we may not be able to attract the attention of major brokerage firms or institutional investors.

We became a public company through a reverse acquisition of Guardian in June 2003.  Accordingly, securities analysts and major brokerage firms and securities institutions may not cover our common stock since there is no incentive to recommend the purchase of our common stock.  No assurance can be given that established brokerage firms will want to conduct any financing for us in the future.

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

Certain provisions of our certificate of incorporation and bylaws may make it more difficult for someone to acquire control of us.  These provisions may make it more difficult for stockholders to take certain corporate actions and could delay or prevent someone from acquiring our business.  These provisions could limit the price that certain investors might be willing to pay for shares of our common stock.  The use of a staggered board of directors and the ability to issue “blank check” preferred stock are traditional anti-takeover measures.  These provisions may be beneficial to our management and the board of directors in a hostile tender offer, and may have an adverse impact on stockholders who may want to participate in such tender offer, or who may want to replace some or all of the members of the board of directors.

Our board of directors may issue additional shares of preferred stock without stockholder approval.

Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock of which 6,000 have been designated as Series A Convertible Preferred Stock, 1,170 shares as Series B Convertible Preferred Stock and 6,000 shares as Class B Convertible Preferred Stock, none of which shares are outstanding on the date of the filing of this report.  Accordingly, our board of directors may, without shareholder approval, issue one or more new series of preferred stock with rights which could adversely affect the voting power or other rights of the holders of outstanding shares of common stock.  In addition, the issuance of additional shares of preferred stock may have the effect of rendering more difficult or discouraging, an acquisition or change of control of Guardian.  Although we do not have any current plans to issue any shares of preferred stock, we may do so in the future.

We depend on key personnel.

Our success depends of the contributions of our key management personnel, including Mr. Michael W. Trudnak, Chairman, Chief Executive Officer, Secretary and Treasurer, and Mr. William J. Donovan, President and Chief Operating Officer.  If we lose the services of any of such personnel we could be delayed in or precluded from achieving our business objectives.  We do not have key man insurance on any of such officers.

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

Our directors and named executive officers own a substantial percentage of our common stock.

Our directors and executive officers beneficially own approximately 36.84% of our outstanding shares of common stock.  Accordingly, our directors, executive officers and two most highly compensated employees are entitled to cast an aggregate of 10,400,700 votes on matters submitted to our stockholders for a vote or approximately 31.3% of the total number of votes entitled to be cast at a meeting of our stockholders.  These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders.  These matters would include the election of directors and the approval of mergers or other business combination transactions.  This concentration of ownership may discourage or prevent someone from acquiring our business.

Our ability to attract and retain additional skilled personnel may impact our ability to develop our technology, and attract customers in growing our business.

We believe that our ability to attract, train, motivate and retain additional highly skilled technical, managerial and sales personnel, particularly in the areas of technology-based application development, business intelligence, knowledge extraction, management, product development, healthcare economics, radiology, integration and technical support, is essential to our future success.  Our business requires individuals with significant levels of expertise in knowledge extraction, business operations, mathematics, quantitative analysis, and machine learning.  Competition for such personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future.  Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult.  We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation to such personnel than we currently anticipate.  If we fail to attract and retain sufficient numbers of highly skilled employees, our ability to provide the necessary products, technologies, and services may be limited, and as a result, we may be unable to attract customers and grow our business.

We have never paid a cash dividend

The Company has not declared a cash dividend and we do not anticipate paying such dividends in the foreseeable future.

Risks Related to Our Industries

Changes may take place in funding for healthcare.

Initially, we expect to derive a substantial portion of ours revenues from sales of financial, administrative and clinical healthcare information systems, and other related services within the healthcare industry. As a result, our success is dependent in part on political and economic conditions as they relate to the healthcare industry.

Virtually all of our prospective customers in the healthcare industry are subject to governmental regulation, including Medicare and Medicaid regulation.

Accordingly, our prospective customers and other entities with which we may develop a business relationship are affected by changes in such regulations and limitations in governmental spending for Medicare and Medicaid programs. Recent actions by Congress have limited governmental spending for the Medicare and Medicaid programs, limited payments to hospitals and other providers under such programs, and increased emphasis on competition and other programs that potentially could have an adverse effect on our customers and the other entities with which we have a business relationship. In addition, federal and state legislatures have considered proposals to reform the U.S. healthcare system at both the federal and state level. If enacted, these proposals could increase government involvement in healthcare, lower reimbursement rates and otherwise change the business environment of our prospective customers and other entities with which we may develop a business relationship. Our prospective customers and other entities with which we may develop a business relationship could react to these proposals and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for our products and services.

In addition, many healthcare providers are consolidating to create integrated healthcare delivery systems with greater market power. These providers may try to use their market power to negotiate price reductions for our products and services. If we are forced to reduce our prices, our expected operating margins would likely decrease. As the healthcare industry consolidates, competition for customers will become more intense and the importance of acquiring each customer will become greater.

Competition for healthcare information systems is intense.

The market for healthcare information systems is intensely competitive, rapidly evolving and subject to rapid technological change. We believe that the principal competitive factors in this market include the breadth and quality of system and product offerings, the features and capabilities of the systems, the price of the system and product offerings, the ongoing support for the systems, the potential for enhancements and future compatible products.

Some of our competitors have greater financial, technical, product development, marketing and other resources than us, and some of our competitors offer products that we do not offer. Our principal existing competitors include IDX, Eclipsys Corporation, McKesson Corporation, Siemens AG, Epic Systems Corporation, GE Medical and Cerner Corporation.  Each of these competitors offers a suite of products that compete with many of our products. There are other competitors that offer a more limited number of competing products. We may be unable to compete successfully against these organizations. In addition, we expect that major software information systems companies, large information technology consulting service providers and system integrators, and other smaller companies specializing in the healthcare industry may offer competitive products or services.

Product liability claims may occur.

Any failure by our products that provide applications relating to patient medical histories, diagnostic procedures, and treatment plans could expose us to product liability claims for personal injury and wrongful death. Unsuccessful claims could be costly to defend and divert management time and resources. In addition, we cannot make assurances that we will have appropriate insurance available to us in the future at commercially reasonable rates.  The company has Product and Completed Operations Liability Insurance of up to $50M as well as Error and Omissions insurance of up to $5M.

Product malfunction liability claims may occur.

Any failure by elements of our systems that provide elements of claims submitted by our clients could expose us to liability claims for incorrect billing and electronic claims.  Unsuccessful claims could be costly to defend and divert management time and resources. In addition, we cannot make assurances that we will have appropriate insurance available to us in the future at commercially reasonable rates.

Specific government regulations relating to Medicare and Medicaid may impinge on us.

Many of our prospective customers and the other entities with which we may develop a business relationship operate in the healthcare industry and, as a result, are subject to governmental regulation. Because our healthcare products and services are designed to function within the structure of the healthcare financing and reimbursement systems currently in place in the United States, and because we are pursuing a strategy of developing and marketing products and services that support our customers' regulatory and compliance efforts, we may become subject to the reach of, and liability under, these regulations.

The federal Anti-Kickback Law, among other things, prohibits the direct or indirect payment or receipt of any remuneration for Medicare, Medicaid and certain other federal or state healthcare program patient referrals, or arranging for or recommending referrals or other business paid for in whole or in part by the federal health care programs. Violations of the federal Anti-Kickback Law may result in civil and criminal sanction and liability, including the temporary or permanent exclusion of the violator from government health programs, treble damages and imprisonment for up to five years for each violation. If the activities of a customer or other entity with which we have a business relationship were found to constitute a violation of the federal Anti-Kickback Law and we, as a result of the provision of products or services to such customer or entity, were found to have knowingly participated in such activities, we could be subject to sanction or liability under such laws, including exclusion from government health programs. As a result of exclusion from government health programs, our customers would not be permitted to make any payments to us.

The federal Civil False Claims Act and the Medicare/Medicaid Civil Money Penalties regulations prohibit, among other things, the filing of claims for services that were not provided as claimed, which were for services that were not medically necessary, or which were otherwise false or fraudulent. Violations of these laws may result in civil damages, including treble and civil penalties. In addition the Medicare/Medicaid and other federal statutes provide for criminal penalties for such false claims. If, as a result of the provision by us of products or services to our customers or other entities with which we have a business relationship, we provide assistance with the provision of inaccurate financial reports to the government under these regulations, or we are found to have knowingly recorded or reported data relating to inappropriate payments made to a healthcare provider, we could be subject to liability under these laws.

Medical device regulation may require us to obtain approval for our products.

The United States Food and Drug Administration has promulgated a draft policy for the regulation of computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. To the extent that computer software is a medical device under the policy, we, as a manufacturer of such products, could be required, depending on the product, to:

•

register and list its products with the FDA;

•

notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products; or

•

obtain FDA approval by demonstrating safety and effectiveness before marketing a product.

Depending on the intended use of a device, the FDA could require us to obtain extensive data from clinical studies to demonstrate safety or effectiveness, or substantial equivalence. If the FDA requires this data, we would be required to obtain approval of an investigational device exemption before undertaking clinical trials. Clinical trials can take extended periods of time to complete. We cannot provide assurances that the FDA will approve or clear a device after the completion of such trials. In addition, these products would be subject to the Federal Food, Drug and Cosmetic Act's general controls, including those relating to good manufacturing practices and adverse experience reporting. Although it is not possible to anticipate the final form of the FDA's policy with regard to computer software, we expect that the FDA is likely to become increasingly active in regulating computer software intended for use in healthcare settings regardless of whether the draft is finalized or changed. The FDA can impose extensive requirements governing pre- and post-market conditions like service investigation, approval, labeling and manufacturing. In addition, the FDA can impose extensive requirements governing development controls and quality assurance processes.

System errors and warranties may subject us to liability.

Our healthcare information systems are very complex. As with all complex information systems, our healthcare information system may contain errors, especially when first introduced. Our healthcare information systems are intended to provide information to healthcare providers for use in the diagnosis and treatment of patients. Therefore, users of our products may have a greater sensitivity to system errors than the market for software products generally. Failure of a customer's system to perform in accordance with its documentation could constitute a breach of warranty and require us to incur additional expenses in order to make the system comply with the documentation. If such failure is not timely remedied, it could constitute a material breach under a contract allowing the client to cancel the contract and subject us to liability.

A security breach could damage our reputation or result in liability. We retain and transmit confidential information, including patient health information. It is critical that these facilities and infrastructure remain secure and be perceived by the marketplace as secure. We may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by breaches. Despite the implementation of security measures, this infrastructure or other systems that we interface with, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any compromise of our security, whether as a result of our own systems or systems that they interface with, could reduce demand for our services and products.

Customer satisfaction and our business could be harmed if our business experiences delays, failures or loss of data in its systems. The occurrence of a major catastrophic event or other system failure at any of our facilities, or at any third party facility, including telecommunications provider facilities, could interrupt data processing or result in the loss of stored data, which could harm our business.

We may infringe the proprietary rights of others.

If any of our products violate third party proprietary rights, we may be required to reengineer our products or seek to obtain licenses from third parties to continue offering our products without substantial reengineering. Any efforts to reengineer our products or obtain licenses from third parties may not be successful, in which case we may be forced to stop selling the infringing product or remove the infringing functionality or feature. We may also become subject to damage awards as a result of infringing the proprietary rights of others, which could cause us to incur additional losses and have an adverse impact on our financial position. We do not conduct comprehensive patent searches to determine whether the technologies used in its products infringe patents held by others. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending; many of which are confidential when filed, with regard to similar technologies.

Unforeseeable disruption in the economy may take place consequent to terrorism or other international events.

The terrorist events of September 11, 2001, as well as new terrorists threats, the war in Iraq and the possibility of war in other areas of the Middle East, have sensitized us and many other businesses to the potential disruption that such activities can have on the economy, the business cycle and, ultimately on the financial performance of these organizations. It is impossible to know whether such terrorist or military activities will continue, and whether, and to what extent, they may cause a disruption that may have a material adverse effect on our business and financial condition.

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

•

legislative or other government actions driven, in part, by the public’s perception of the threats facing commercial aviation, leading to fluctuations in demand for transportation security scanning  products and services;

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

In December 2004, we entered into a Teaming Agreement with Lockheed Martin.  Lockheed Martin has been a trusted advisor to many U.S. government organizations and has been involved in numerous awards from the FAA and TSA for development and integration projects along with training of TSA personnel.  The Teaming Agreement is for a three year term.  Under the agreement, Lockheed Martin has the right to exclusively market Guardian Technologies’ PinPoint product and services to DHS and TSA for state-of-the-art threat detection capabilities to meet TSA’s checkpoint threat detection needs in three critical areas:  increase machine throughput, improve efficiency and enhance current explosives and threat detection capabilities to enhance travel safety.   The agreement further provides for the collaborative development of integrated and enhanced explosive detection systems with a dedicated team from resources of each company.  We cannot assure investors that our PinPoint product will be selected by DHS or TSA to address their solutions needs for threat detection or that Lockheed Martin will enter into a definitive agreement with us for the sale of PinPoint to such government agencies.

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

The funding of government programs is subject to legislative appropriation. Budgetary allocations for PinPoint depend, in part, upon governmental policies, which fluctuate from time to time in response to political and other factors, including the public’s perception of the threat of commercial airline bombings. For example, the terrorist attacks of September 11, 2001 resulted in the passage of the Aviation and Transportation Security Act of 2001, or Transportation Security Act, mandating a small surcharge on each airline ticket purchase to fund airline security. This surcharge was suspended from June 1, 2003 to September 30, 2003. We cannot assure investors that the surcharge will not again be suspended or that the funds generated by these surcharges will be used to purchase our PinPoint products. We cannot assure investors that funds will continue to be appropriated by Congress or allocated by the TSA or other agencies for the purchase of PinPoint product or any other such product we develop and market. Moreover, we expect that similar funding and appropriations issues will affect our ability to market and sell our PinPoint product outside the United States.

Legislative actions could lead to fluctuations in demand for transportation security scanning products and services.

In addition to the Congressional budgetary process, other legislation could be introduced that would impact demand for transportation security scanning products and services. In response to fluctuation in concern on the part of voters about transportation security scanning and competing homeland security demands, or for other reasons, the plans for deployment of PinPoint product to screen baggage could be changed. Budgetary debates and delays could result in fewer PinPoint products being sold to the TSA.

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

As part of our strategy for growth, we intend to develop products to address additional transportation security scanning opportunities, such as passenger, carry-on baggage and air cargo screening. We also intend to address homeland security requirements beyond aviation, such as screening at border checkpoints, government offices and transportation terminals and ports. We will be required to spend funds to develop or acquire technologies and products for these initiatives, and these initiatives may divert our development and management resources away from our core PinPoint product. In addition, we have acquired, rather than developed internally, some of our technologies in connection with our acquisitions of companies and businesses, and these technologies may not perform as we expect. The development of new products may require greater time and financial resources than we currently anticipate and, despite significant investments in research and development, may not yield commercially successful products.

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

Our PinPoint product may fail to obtain certification by the TSA.

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

Future sales of our PinPoint products will depend on the ability of airports to secure funding to build baggage handling systems and to integrate our PinPoint product into such systems, which they may not be able to do.

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

Our transportation security scanning business exposes us to potential product liability risks, which are inherent in the development, sale and maintenance of transportation security scanning products. Our software is not designed to detect, and FAA/TSA certification does not require, 100% detection of any and all explosives contained in scanned baggage. For this reason, or if our products malfunction, it is possible that explosive material could pass undetected utilizing our product, which could lead to product liability claims. There are also many other factors beyond our control that could lead to liability claims, such as the reliability and competence of the customer’s operators and the training of the operators.  Such liability claims are likely to exceed any product liability insurance that we may have obtained.

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

The sales cycle of our PinPoint product is expected to be lengthy due to the protracted approval process that typically accompanies large capital expenditures and the time required to install our PinPoint product. In addition, in the United States, the creation of the TSA and formation of a Department of Homeland Security, as well as budgetary debates in Congress, may result in additional delays in the purchase of our PinPoint products. During the sales cycle we may expend substantial funds and management resources but recognize no associated revenue.

Our future international sales subject us to risks that could materially harm our business.

It is part of our growth strategy to establish international sales. In addition, we acquired a company, Wise Systems Ltd., whose operations are based in the United Kingdom.  A number of factors related to our international sales and operations could adversely affect our business, including:

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

•

potentially negative tax consequences.

Our failure to obtain the requisite licenses, meet registration standards or comply with other government export regulations, may affect our ability to generate revenues from the sale of our products outside the United States, which could harm our business. In particular, our PinPoint product may be deemed regulated and subject to export restrictions under the U.S. Department of State regulations. Consequently, these regulations may make the product more difficult to sell to a number of countries. Compliance with government regulations may also subject us to additional fees and costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position.

Exchange rate fluctuations could cause a decline in our financial condition and results of operations.

In 2005, the cost of certain international currencies has increased due to fluctuations in the exchange rate of the U.S. dollar against the euro. Future fluctuations in this exchange rate could adversely affect our results in the event we make foreign sales of our products.  From time to time, as and when we determine it is appropriate and advisable to do so, we will seek to mitigate the effect of exchange rate fluctuations through the use of derivative financial instruments. We cannot assure you, however, that we will continue this practice or be successful in these efforts.

Our inability to adapt to rapid technological change could impair our ability to remain competitive.

The transportation security scanning industry may undergo significant technological development in response to increased demand for transportation security scanning products. A fundamental shift in technology in our product markets could harm our ability to generate revenues from sales of PinPoint product and services.

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

The transportation security scanning industry is highly competitive. Given the anticipated continuing demand for airport security products, competition may increase.

The transportation security scanning industry is intensely competitive and we may not compete successfully. As a result of increased demand for security systems, additional companies may enter the industry. Some of our competitors, and many of the potential new entrants into the transportation security scanning  industry, have financial, technical, production and other resources substantially greater than ours. We believe that some of our competitors have products undergoing TSA certification. Our failure to compete successfully could result in lost sales and could hamper our financial results.

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

On August 18, 2004, we became a defendant in a lawsuit in Minnesota state court entitled VisualGold v. Thomas E. Ramsay, Nancy Goetzinger and Guardian Technologies International, Inc.   VisualGold has alleged that the Company tortuously interfered with its contracts and prospective economic advantage by engaging Thomas Ramsay to work as a consultant, and that Ramsay transferred certain of its trade secrets to the Company.  The Company strenuously denies the allegations, and has asserted counterclaims against

VisualGold and other third parties for misappropriation of the Company's trade secrets.  The Company is seeking compensatory and punitive damages, attorneys’ fees and costs.  Ramsay and Goetzinger have also filed counterclaims against VisualGold.  On October 15, 2004, following extensive briefing and a hearing on the matter, Judge Isabel Gomez of Hennepin County District Court denied VisualGold's motion for a temporary injunction against the company in all regards.  Discovery had then been proceeding until August, 2005, when the Court imposed a stay of all proceedings in the case, pending the final determination of the other parties' access rights to certain of the Company's documents and materials.  There was on January 31, 2006, an initial determination by the U.S. Goverment's Department of Homeland Security that the Company's source code was deemed to be Sensitive Security Information that could not be disclosed or used in the suit. The stay originally entered by the Court in August 2005 is currently still in place. If and when the stay is lifted, the Company intends both to vigorously defend against the claims made against it and to pursue its own counterclaims. Based on the advice of counsel, the Company believes that it has substantial defenses to the allegations and that the claims made against the Company are without merit.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable to Registrant as Registrant is not an “accelerated filer” or “large accelerated filer” as such terms are defined in Rule 12b-2 under the Exchange Act.

ITEM 2.  DESCRIPTION OF PROPERTY

We maintain our principal offices at 516 Herndon Parkway, Suite A, Herndon, Virginia  20170.  Our offices are comprised of 15,253 square feet of office and laboratory space.  The lease commenced on February 1, 2005, and is for a term of sixty-three (63) months at an annual base rental rate of $266,928, subject to annual rental escalation of 2.5%.  Also, we maintain an office in the United Kingdom at Portman House, 7a High Street, Corsham, Wiltshire.  The office is comprised of approximately 2,000 square feet.  The lease commenced on October 1, 2003, and is for a term of 5 years at an annual rental rate of ₤4,300 (approximately, $7,829).  In March, 2006, the Company exercised the review date provision of the Corsham office lease and notified the property manager of termination of the lease as of September 29, 2006. We believe that our facilities will be adequate for our needs for the next 60 months.

We previously leased approximately 4,200 square feet of office space at 21351 Ridgetop Circle, Dulles, Virginia pursuant to a month-to-month lease that commenced on June 5, 2003.  The lease terminated on January 31, 2005.

ITEM 3.  LEGAL PROCEEDINGS

On August 18, 2004, we became a defendant in a lawsuit in Minnesota state court entitled VisualGold v. Thomas E. Ramsay, Nancy Goetzinger and Guardian Technologies International, Inc.   VisualGold has alleged that the Company tortuously interfered with its contracts and prospective economic advantage by engaging Thomas Ramsay to work as a consultant, and that Ramsay transferred certain of its trade secrets to the Company.  The Company strenuously denies the allegations, and has asserted counterclaims against

VisualGold and other third parties for misappropriation of the Company's trade secrets.  The Company is seeking compensatory and punitive damages, attorneys’ fees and costs.  Ramsay and Goetzinger have also filed counterclaims against VisualGold.  On October 15, 2004, following extensive briefing and a hearing on the matter, Judge Isabel Gomez of Hennepin County District Court denied VisualGold's motion for a temporary injunction against the company in all regards.  Discovery had then been proceeding until August, 2005, when the Court imposed a stay of all proceedings in the case, pending the final determination of the other parties' access rights to certain of the Company's documents and materials.  There was on January 31, 2006, an initial determination by the U.S. Goverment's Department of Homeland Security that the Company's source code was deemed to be Sensitive Security Information that could not be disclosed or used in the suit. The stay originally entered by the Court in August 2005 is currently still in place. If and when the stay is lifted, the Company intends both to vigorously defend against the claims made against it and to pursue its own counterclaims. Based on the advice of counsel, the Company believes that it has substantial defenses to the allegations and that the claims made against the Company are without merit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on The Nasdaq Stock Market, Inc.’s OTC Bulletin Board under the symbol “GDTI.” The following table sets forth the high and low bid prices for each quarter during 2005 and 2004.

	High	Low
Fiscal Year Ended December 31, 2005:
First Quarter	$ 5.35	$2.91
Second Quarter	$ 3.25	$1.60
Third Quarter	$ 5.54	$2.81
Fourth Quarter	$ 4.35	$1.87

Fiscal Year Ended December 31, 2004:
First Quarter	$ 4.75	$2.80
Second Quarter	$ 5.40	$1.80
Third Quarter	$12.00	$3.55
Fourth Quarter	$ 3.90	$3.85

These over-the-counter market quotations reflect interdealer prices, without retail mark up, mark down or commission, and may not necessarily represent actual trades.  Based on the closing price of our common stock on May 2, 2006 of $2.05 per share, our market capitalization was $67,833,909 and there were approximately 503 record holders of our common stock.  This amount does not include beneficial owners of our common stock held in “street name.”  Signature Stock Transfer, Inc., Dallas, Texas, is our stock transfer and warrant agent.

DIVIDENDS

The Company has never declared or paid cash dividends on the Common Stock.  The Company currently intends to retain earnings, if any, to support its growth strategies and does not anticipate paying cash dividends in the foreseeable future.  Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including the Company’s financial condition, operating results, current and anticipated cash needs and plans for expansion.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The following table sets forth, as of December 31, 2005, information with regard to equity compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2003 Amended and Restated Stock Incentive Plan	4,687,800	$1.61	24,642,200
Equity compensation plans not approved by stockholders	0	0	0

Total	4,687,800	$1.61	24,642,200

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6.  SELECTED FINANCIAL DATA

See our Consolidated Financial Statements which incorporates the supplementary data beginning on page 87.  The consolidated financial information was derived from our audited consolidated financial statements and notes thereto.  The information set forth is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the Consolidated Financial Statements and Notes thereto included in Item 15 in this report.

Guardian executed a reverse acquisition with RJL Marketing Services Inc. (RJL) on June 26, 2003.  As described more fully in Item 1. Business (History and Recent Developments – Reverse Acquisition), RJL is considered the accounting acquirer in the reverse acquisition; accordingly, prior historical information of RJL is presented, and historical stockholders’ equity is retroactively restated to reflect the equivalent number of common shares received in the acquisition.

Fiscal Year Ended December 31,	2003	2004	2005
Revenue	$-	$100,988	$432,186
Operating Loss	(6,501,018)	(28,212,520)	(13,179,155)
Net Loss	(6,581,647)	(29,220,176)	(13,147,446)
Basis and Diluted Earnings Per Share	$(0.79)	$(1.45)	$(0.43)
Cash and Cash Equivalents	319,229	925,999	2,441,393
Total Assets	3,012,149	3,529,075	5,460,961
Common Shares Subject to Repurchase	2,044,228	2,044,228	1,306,390
Stockholders' Equity (Deficit)	$(1,549,256)	$1,014,546	$3,312,931

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

You should read the following summary together with the more detailed information and consolidated financial statements and notes thereto and schedules appearing elsewhere in this report.  Throughout this report when we refer to “Guardian,” “we,” “our” or “us,” we mean Guardian Technologies International, Inc. and its subsidiaries after giving effect to the reverse acquisition of RJL Marketing Services Inc. (Reverse Acquisition) completed in June 2003.

This discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, intangible assets, and contingencies.  We base our estimates on historical experience, where available, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions and conditions.

Except for historical information, the material contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is forward-looking.  The Company’s actual results could differ materially from the results discussed in the forward-looking statements, which include certain risks and uncertainties.  These risks and uncertainties include the rate of market development and acceptance of our intelligent imaging informatics technology (particularly for our PinPoint product), the unpredictability of the Company’s sales cycle, the limited revenues and significant operating losses generated to date, and the possibility of significant ongoing capital requirements.

Business Overview, Recent Developments and Risk Factors

Please refer to “Item 1. Business-Overview” contained in this report for an overview of our business and development. Also, please refer to “Item 1A. Risk Factors” contained this report for a summary of certain risk factors that have a potential to impact our current and future operations and financial condition.

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

Our products are the following:

PinPoint

The principal features of our PinPoint Product are as follows:

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

The Company believes PinPoint has not reached technological feasibility.  An extended alpha version (test version beyond internal testing) working model of PinPoint was completed, delivered and a live environment test of PinPoint was conducted at Domodedevo Airport in Moscow.  PinPoint is available for sale to customers; however no sales are anticipated until we are able to seamlessly integrate with the manufacturers’ scanning equipment.  Integration represents an identified high-risk development issue that we expect to overcome during 2006.

FlowPoint

The principal features of our FlowPoint product are as follows:

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

•

Over 30 current installs in England.

•

Adapted for use in the United States marketplace.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Information as of December 31:

	2005	2004 Restated	2003 Restated
Cash and cash equivalents	$2,441,393	$ 925,999	$ 319,229
Current assets	2,938,659	1,010,798	319,429
Current liabilities	841,610	470,301	2,517,177
Working capital (deficit)	$2,097,049	$ 540,497	$(2,197,748)

Net Cash and Cash Equivalents. During Fiscal year 2005, the Company’s cash and cash equivalents increased by $1,515,394 to $2,441,393 or approximately 164%.  This increase was the result of $9,622,501 of cash flows received from the private placement of the Company’s common stock, and proceeds from the exercise of stock warrants and employee stock options, offset by the cash used in operating activities and for the purchase of equipment.  The Company used $7,378,986 in operating activities, and $702,697 for the purchase of equipment and development of patents.

During the year ended December 31, 2004, the Company’s cash and cash equivalents increased by $606,770 to $925,999.  This increase was the result of $7,894,334 of cash flows received from the private placement of the Company’s common stock, and proceeds from the exercise of employee stock options, offset by the cash used in operating activities and for the purchase of equipment and Wise Systems Ltd.  The Company used $4,932,402 in operating activities, $115,124 for the purchase of equipment and development of patents, and $2,229,783 in the acquisition of Wise Systems Ltd.

During the year ended December 31, 2003, the Company’s cash and cash equivalents increased by $319,140 to $319,229.  This increase was the result of $2,029,895 of cash flows received from the private placement of the Company’s common and preferred stock and convertible bridge notes, offset by the cash used in operating activities and for the purchase of equipment, software licenses, and the acquisition of DEVision technology.  The Company used $1,358,585 in operating activities, $37,170 for the purchase of equipment, $140,000 for the purchase of software licenses, and $25,000 as cash consideration for the acquisition of the DEVision technology.  Additionally, the Company paid $150,000 in earnest money on the Wise acquisition.

Net Cash Used in Operations.  In Fiscal 2005, the Company had net cash used in operations of $7,378,986.  This was an increase in use of cash over the 2004 fiscal year by $2,446,585 (49.6%), and due to increases in staffing and consultants costs of $1,911,361, offset by changes in current assets and current liabilities of $372,303, and non-cash adjustments to reconcile net loss to net cash used in operations.  Non-cash adjustments to reconcile net loss to net cash used in operations were $549,777 of depreciation and amortization expense, $5,323,992 of amortized stock-based compensation expense to employees and consultants, and an unrealized loss of $13,262 on foreign currency transactions.  The Company’s operating assets, including accounts receivable, equipment for customers, prepaid expenses, and deposits noncurrent increased resulting is a use of cash of $500,278.  Cash was provided through the increase in operating liabilities of $381,707.

In Fiscal 2004, the Company had net cash used in operations of $4,932,402.  This increase was of $3,423,816, or approximately 227.0% over Fiscal 2003, and is the result of increased expenditure on salaries due to increased staffing of $885,280, or approximately 72.1%, an increase in fees paid to technical consultants and professional service costs of $727,351, or approximately 220.6%.  Non-cash adjustments to reconcile net loss to net cash used in operations were $982,034 of depreciation and amortization expense, $21,297,748 of amortized stock compensation expense to employees and consultants, $1,498,731 of asset impairment write offs, $1,013,397 of non-cash interest expense and note discount, and unrealized gain of $13,262 on foreign currency transactions.  Operating assets and deposits were reduced by $10,074 and $149,019, respectively, providing cash from operations of $159,093.  Cash was used in to reduce operating liabilities by $649,967.

In Fiscal 2003, we used net cash in operating activities of $1,358,585.  During the period, we experienced a net loss of $6,581,647 which was offset by non-cash charges of $4,521,606.  The significant non-cash charges were approximately $4,277,242 of expenses associated with the use of stock-based compensation in lieu of cash compensation to consultants and employees, $26,734 of depreciation and amortization expense, and $77,630 non-cash interest expense and note discount.  Additionally, we paid $140,000 in royalty payments to Diagnos Corporation under an exclusive distribution agreement, which we have subsequently terminated.  The royalty payments were carried on our accounting records as an asset since the royalty payments were intended to be offset against the resale of seven software licenses of the Diagnos product.  As a result of the termination of the agreement with Diagnos, we have recognized and appropriately written-off the software licenses, as impaired assets, which resulted in a further non-cash charge to earnings.   During the year we made a $7,900 security deposit under terms of our office lease agreement.  In addition to cash generated through financing activities, we offset operating expenses by increasing vendor payables by $182,480 and by deferring payroll of $527,176.  The outstanding payroll represents earned salary due to four executives of the Company.

Net Cash Used in Investing Activities.  In Fiscal 2005, the Company used $702,697 for the purchase of equipment and the development of patents.

In Fiscal 2004, the Company used $115,125 for the purchase of equipment and the development of patents, and $2,229,783 to acquire the net assets, net of cash, of Wise Systems Ltd.

In Fiscal 2003, the Company used net cash in investing activities of $352,170 for the purchase of $37,170 of equipment, $25,000 of software, $140,000 to acquire seven distributable licenses (royalty payment discussed above) of the Diagnos software, and $150,000 as a good faith deposit at the signing of the letter of intent for the acquisition of Wise Systems, Ltd..

Net Cash Provided by Financing Activities.  During Fiscal 2005, the Company had a net cash inflow from financing activities of $9,622,501.  The funds received in the year ended December 31, 2005, comprised $7,002,941 from private placements of the Company’s common stock, $200,000 from the exercise of employee stock options, and $2,419,560 from the exercise of stock warrants.

In Fiscal 2004, the Company had a net cash inflow from financing activities of $7,894,334.  The funds received in the year ended December 31, 2004, comprised $7,188,634 from a private placement of the Company’s common stock, $548,200 from another private placement of the Company’s common stock, and $157,500 from the exercise of employee options to purchase common stock.

In Fiscal 2003, the Company had a net cash inflow from financing activities of $2,029,895.  Net cash during 2003 was provided from investing activities through the sale of common stock, the sale of preferred stock, and through convertible bridge notes.  At the date of the reverse acquisition, we issued 1,000,000 shares of common stock for net cash proceeds of $500,000.  During August and September of 2003, we issued 133.3 shares of Series C Convertible Preferred Stock to an employee of the Company for net cash proceeds of $200,000.  During October and November of 2003, we issued 545 shares of its Series C Convertible Preferred Stock to investors, in a private placement through Berthel Fisher & Company Financial Services,

Inc., for net cash proceeds after placement agent and escrow fees of $629,895.  During December 2003, we entered into a series of convertible bridge notes for cash proceeds of $700,000.

Additional Capital.  The Company will require additional capital during its fiscal year ending December 31, 2006, to implement its business strategies.  Such additional capital may be raised through additional public or private financings, borrowings, or other available resources.

To the extent that additional capital is raised through the sale of equity or equity-related securities of the Company or its subsidiaries, the issuance of such securities could result in dilution to the Company’s stockholders.  No assurance can be given that the Company will have access to the capital markets in the future, or that financing will be available on terms acceptable to satisfy the Company’s cash requirements or to implement its business strategies.  If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial condition could be materially and adversely affected.  We may be required to raise substantial additional funds through other means.   We have not begun to receive material revenues from our commercial operations associated with the software products.  The Company is spending approximately $650,000 per month on operations, the continued development of our PinPoint product, and marketing and sales activities.  Management believes that the Company will not begin to generate sufficient cash flows to fund our operations until the fourth quarter of 2006.  Until such time, management believes that we will require approximately an additional $5 million in financing to support current operations. Management is seeking to raise additional capital through one or more equity or debt financings and is in discussions with certain investment banks and investors with regard thereto.  Therefore, we cannot assure our stockholders that our technology and products will be commercially accepted or that revenues will be sufficient to fund our operations.  If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

Financial Condition.  As of December 31, 2005, the Company’s revenue generating activities have not produced sufficient funds for profitable operations, and the Company has incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations.

The Company is currently seeking additional funding to expand marketing efforts and product development. There can be no assurance that such funds will be available to the Company or that the marketing and product development efforts will be successful. While the Company is in discussions with certain investment banks regarding certain private placements of the Company’s securities and/or one or more debt financinags, the Company has not entered into any written agreement with respect thereto.

The Company’s ability to continue as a going concern and meet its obligations as they come due is dependent upon its ability to raise sufficient cash as discussed above.  The existing cash balance, at December 31, 2005, of $2,441,393 is expected to provide sufficient working capital for operations through approximately May 2006.  Additionally, during April 2006, $200,000 was received from an executive officer as a non-interest bearing loan, and two employees exercised 600,000 option shares for $300,000.    The Company anticipates it will need to increase the current workforce significantly to achieve commercially viable sales levels.  There can be no guarantee that these needs will be met or that sufficient cash will be raised to permit operations to continue.  Should the Company be unable to raise sufficient cash to continue operations at a level necessary to achieve commercially viable sales levels, the liquidation value of the Company’s non-current assets may be substantially less than the balances reflected in the financial statements and the Company may be unable to pay its creditors.

CONSOLIDATED RESULTS OF OPERATIONS

Fiscal 2005 Compared To Fiscal 2004

Revenues.  Net revenues from operations in 2005 were $432,186, an increase of approximately 328.0%, or $331,198, as compared to 2004.  Net revenues were derived from the sale of the FlowPoint product and software maintenance fees.  Net revenues for 2004 were $100,988.

Cost of Sales.  In Fiscal 2005, cost of sales were $805,503 versus Fiscal 2004 of $2,468,955, a decrease of approximately $1,663,452, or 67.3%.  Fiscal 2005, included full year amortization expense for the Wise intangible asset for developed software of $456,258, versus Fiscal 2004 of $197,278, and purchased equipment for customers in Fiscal 2005 of $289,873 in support of two (2) installations for FlowPoint, versus Fiscal 2004 of $11,296.  Fiscal 2004 also included amortization for the DEVision intangible asset purchased software of $761,650, and an impairment write-off for the balance of the DEVision software of $1,498,731.  Other costs for fiscal 2005, includes installation labor and other expenses of $59,372.  There were no installation labor costs or other expenses for fiscal 2004.

Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expenses in 2005 were $12,805,838 compared to $25,844,553 in 2004, a decrease of $13,038,715 or 50.5%.  Salaries and other salary-related expenses for 2005 were approximately $3,283,028 compared to $2,114,831 in 2004, an increase of $1,168,197 (55.2%) due to: (i) additional staffing as a result of the acquisition of Wise Systems, Ltd. in July 2004, with a full year impact in 2005; and (ii) increased staffing to meet the technical work demands as the Company has expanded.  Professional fees, including legal, accounting, and consulting services for 2005 were $1,800,235, compared to $1,057,071 in 2004, an increase of approximately $743,164 (70.3%), to augment the Company’s internal technical staff $631,855 of such increase is related to fees paid to outside consultants, with expertise in specific areas.  Research and development expenses were $858,218 in 2005, compared to $740,566 in 2004, an increase of $117,652 (15.9%).  The Company’s research and development expenditures for development of PinPoint were $858,218 in 2005 and $722,829 in 2004.  The increase of $135,389, or 18.7%, was comprised of staff and consultancy costs.  Rental expense for office space and equipment, increased in Fiscal 2005 to $335,006, compared to Fiscal 2004 of $187,291, or an increase of $147,715 or 78.9%.

SG&A expense also includes depreciation and amortization charge for 2005 of $93,520 and Fiscal 2004 of $31,572, or an increase of $61,948 or 196.2%.  The additional expense is due to capital expenditures during the course of the year for computer and office equipment to meet the Company’s expanded staff level, and a full year impact of the Wise Systems acquisition of equipment acquired on July 27, 2004.

The Company has adopted an Amended and Restated 2003 Stock Incentive Plan to provide an incentive for employee performance and to align employee compensation with the success of the Company.  The cost of the employee compensation program is expensed in selling, general and administrative.  The expense was $1,540,025 in 2005, a decrease of approximately $4,168,931 (73.0%), compared to $5,708,956 in 2004.  In addition, as a strategy for maximizing working capital, the Company has elected to compensate certain outside consultants in common stock rather than cash.  At the end of each reporting period, the Company re-measured the unearned portion of the stock compensation.  The amortization for the value of stock compensation to outside consultants for Fiscal 2005 was $3,656,844, compared to $15,588,791 in 2004, a decrease of $11,931,947 (76.5%).  Fiscal 2004, represents a full year amortization for stock based compensation for outside consultant contracts initiated in the second and third quarters of 2003, and generally had a 24 months vesting period.

Other operating costs in SG&A expenses for Fiscal 2005 were $1,238,962, compared to $415,475 in Fiscal 2004, an increase of $823,487 (198.2%). The major components consist of: (i) full year business and professional liability insurance representing a $282,235 increase; (ii) increased marketing and tradeshows expense of $131,981; and (iii) $231,008 increased travel and entertainment as the company expanded internationally.

Interest Expense.  There was no interest expense for Fiscal 2005 compared to Fiscal 2004 of $1,027,560.  Interest and note discount expense in Fiscal 2004, of $1,013,397, was related to the December, 2003 bridge note.  The bridge note was converted to the Company’s common stock on April 28, 2004.  The balance of the interest expense in Fiscal 2004, of $14,163, was related to the acquisition of Wise Systems in July, 2004.

Net Loss and Net Loss per Share.  Net loss for Fiscal 2005 was $13,147,446, compared to Fiscal 2004 of $29,220,176, or a decreased net loss of approximately $16,072,730 or 55.0%.   Net loss per share for Fiscal 2005 was $0.43, versus Fiscal 2004 of $1.45, based on weighted average shares outstanding of 30,563,516 and 20,086,795 respectively.   The major categories of decreases in net loss for Fiscal 2005 are associated with: (i) lower stock-based compensation expense for employees and consultants by $4,168,931 and $11,931,947 respectively; (ii) decreased cost of sales by $1,663,452; (iii) increased revenue by $331,198; (iv) decrease in interest expense of $1,027,560; and (v) offset somewhat by increases in labor and related cost of $1,168,197, increase in the use of outside consultants by $743,164, and $147,715 higher rent expense in support of the increased staffing levels.

Fiscal 2004 Compared To Fiscal 2003

Revenues.  For Fiscal 2004, the Company’s net revenues were $100,988.  Revenues were derived from the initial sale of the Company’s DEVision compression software and software maintenance fees realized for the five months of ownership of Wise Systems Ltd.  There were no revenues recognized in Fiscal 2003.

Cost of Sales.  Fiscal 2004 cost of sales were $2,468,955, the company’s first year of revenue.  There were no cost of sales for 2003.  Fiscal 2004 costs included: (i) partial year amortization expense for the July, 2004 purchase of the Wise intangible asset for developed software of $197,278, (ii) purchased equipment for customers of $11,296, (iii) amortization of the DEVision intangible asset purchased software of $761,650, and (iv) impairment write-off for the balance of the DEVision software of $1,498,731.

Selling, General and Administrative Expenses.  The Company’s SG&A expenses for Fiscal 2004 were $25,844,553, as compared to $6,501,018 for Fiscal 2003, an increase of $19,343,535 or 297.5%.  Salaries and other salary-related expenses were $2,114,831 in Fiscal 2004 and $1,229,193 in Fiscal 2003, an increase of $885,638, or 72.1%.  The increase is due to increases in staffing numbers from the acquisition of Wise Systems, Ltd. and to meet the technical work demands as the Company expands.  Professional fees, including consulting services, were $1,057,071 in Fiscal 2004, as compared to $329,720 in Fiscal 2003, an increase of $727,351, or 220.6%.  The major categories of increases are: (i) accounting and audit fees increased $60,401 due to a full year of services; (ii) legal fees increased $242,175 associated with the Company’s SEC filings and costs related to defending against two lawsuits; and (iii) $349,028 of increase due to the Company’s extensive use of outside consultants, with expertise in specific areas, to augment its internal technical staff.  Research and development expenses for Fiscal 2004 were $740,566 as compared to $287,414 for Fiscal 2003, an increase of $453,152 or 157.7%.  The Company’s research and development expenditures were comprised of staff and consultancy costs expensed primarily on the development of PinPoint.  Rental expense increased to $187,291 in Fiscal 2004 from $64,920 in Fiscal 2003, an increase of $122,371 or 188.5%, due to expansion of existing office space during 2004 to accommodate the increased staff as the company expanded.  Other operating expenses were $415,475 and $285,795 in Fiscal 2004 and 2003, respectively, an increase of $129,680, or 45.4%, due to: (i) full year business and professional liability insurance representing a $50,723 increase; (ii) increased marketing and tradeshows expense of $80,491; and (iii) $44,924 increased travel and entertainment as the company expanded domestically.

Depreciation and amortization charge for Fiscal 2004 was $31,572, as compared to $26,734 in Fiscal 2003, an increase of $4,838 or 18.2%.  Included in the Fiscal 2004 depreciation expense is five months of depreciation of the assets acquired in the Wise Systems Ltd. acquisition which occurred in July 2004.

The Company has adopted an Amended and Restated 2003 Stock Incentive Plan to provide an incentive for employee performance and to align employee compensation with the success of the Company.  During Fiscal

2004 and Fiscal 2003, the Company recognized $5,708,956 and $1,285,944, respectively, of employee compensation expense an increase of $4,423,012 or 344.0%.  Fiscal 2004 represents a full year amortization for stock based compensation to employees initiated in the second, third, and fourth quarters of 2003, as well as additional options granted during the first quarter 2004, and generally had a 24 month vesting period.  In addition, as a strategy for maximizing working capital, the Company has elected to compensate some outside consultants in common stock rather than cash.  At the end of each reporting period, the Company remeasures the unearned portion of the stock compensation.  The amortization of the value of the stock compensation to outside consultants was $15,588,791 in Fiscal 2004, as compared to $2,991,298 in Fiscal 2003, an increase of $12,597,493 or 421.1%.  Fiscal 2004 represents a full year amortization for stock based compensation for outside consultant contracts initiated in the second and third quarters of 2003, and generally had a 24 month vesting period.

Interest Expense.  Interest and note discount expense for Fiscal 2004 was $1,027,560, compared to Fiscal 2003 of $80,629, an increase of $946,931.  Interest and note discount expense related to the December, 2003 bridge note was $1,013,397 in Fiscal 2004 and $77,629 in Fiscal 2003.  The bridge note was converted to the Company’s common stock on April 28, 2004. The balance of the interest expense in Fiscal 2004 of $14,163 was related to the acquisition of Wise Systems in July, 2004.

Net Loss and Net Loss per Share.  Net loss was $29,220,176 for Fiscal 2004, compared to a net loss of $6,581,647 for Fiscal 2003, an increase of $22,638,529, or 344.0%.  Net loss per share for Fiscal 2004 was $1.45, based on weighted average shares outstanding of 20,086,795, compared to a net loss per share of $0.79 for Fiscal 2003, and based on weighted average shares outstanding of 8,314,785.  The increase in net loss in Fiscal 2004 is due to the increases in operating expenses, amortization expense of the DEVision intangible asset purchased software of $761,650, interest expense as outlined above, and impairment losses as outlined below.  The major categories of increases in operating expenses are associated with increases in amortization of employee stock-based compensation of $4,423,012 (344.0%), increases in amortization of stock-based compensation to consultants of $12,597,493 (421.1%), increases in professional fees of $727,351 (220.6%), staff increases of $885,638 (72.1%), and increased research and development expense of $453,152 (157.7%).

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

On September 18, 2003, we entered into an Alliance Partner Agreement with Telinks Canada Ltd. (“Telinks”) to jointly provide a broad range of intelligent systems solutions to the existing and future clients of Telinks and Telinks’ affiliated companies.  The Alliance Partner Agreement provided Guardian with a minimum guarantee of $2 million in revenues.  The sole owner of Telinks was granted a warrant to acquire 200,000 shares of common stock at an exercise price of $2.00 per share.  The fair value of the warrants on the date of grant was used to value the other long-term asset, which was to be expensed to stock compensation on a pro rata basis as the $2 million in guaranteed revenues were recognized.  However, as it became evident the revenues were not materializing, the Company determined that the warrants would not be issued.  This resulted in the reversal of the $145,684 deferred cost as of December 31, 2004.

On December 19, 2003, Guardian purchased certain intellectual property (IP) owned by Difference Engines, including, but not limited to, certain compression software technology described as Difference Engine’s Visual Internet Applications, or DEVision, as well as title and interest in the use of the name and the copyright of Difference Engines.  This transaction has been accounted for as an asset acquisition.  The purchase price for these assets has been allocated to acquired intangible assets (software).  As of December 31, 2004, the Company determined, based on estimated net intangible value calculations, that the asset is impaired and the Company wrote-off $1,498,731 to cost of sales.

Contractual Obligations and Commitments.  The Company has no capital commitments except under the property lease for the corporate headquarters located in Herndon, Virginia, and the Corsham, UK office.

In March, 2006, the Company exercised the review date provision of the Corsham, UK office lease and notified the property manager of termination of the lease as of September 29, 2006. The lease obligation for the Corsham, UK office is reflected in the minimum lease obligation for the period through September 29, 2006.

The following table summarizes our contractual obligations under the leases as follows:

For Year Ending December 31,	Property Leases
2006	$ 276,951
2007	$ 278,215
2008	$ 285,180
2009	$ 292,298
2010 and thereafter	$ 98,229
Total	$1,230,873

In addition to the property leases, the Company is conditionally obligated to redeem shares related to the acquisition of intellectual property (IP) from Difference Engines.  As of December 31, 2005, and as more fully disclosed in Notes 2 and 7, a conditional redemption value of $1,306,420 was estimated and recorded.

CRITICAL ACCOUNTING POLICIES

In December 2001 and January 2002, the Securities and Exchange Commission (“SEC”) requested that all registrants list their three to five most “critical accounting policies” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The SEC defined a “critical accounting policy” as one which is both important to the portrayal of the company’s financial condition and results of operations, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Research and Development.  Costs incurred in connection with the development of software products that are intended for sale are accounted for in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  Costs incurred prior to technological feasibility being established for the product are expensed as incurred.  Technological feasibility is established upon completion of a detail program design or, in the absence, completion of a working model.  Thereafter, as long as no high-risk development issues exist, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value.  Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.  Amortization commences when the product is available for general release to customers.

Valuation of Long-Lived Assets Including Acquired Intangibles.  We review property and equipment and certain identifiable intangible assets for impairment, whenever events or changes in circumstances indicate the carrying amount of such an asset may not be recoverable.  Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows that the assets are expected to generate.  If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair estimated value, or net realizable value in the case of software technology.

On December 19, 2003, Guardian purchased certain intellectual property (IP) owned by Difference Engines, including, but not limited to, certain compression software technology described as Difference Engine’s Visual Internet Applications or DEVision, as well as title and interest in the use of the name and the copyright of Difference Engines.  This transaction has been accounted for as an asset acquisition.  The purchase price for these assets has been allocated to acquired intangible assets (software).  As of December 31, 2004, based on net realizable value calculation, the asset is deemed impaired, and the Company has taken a $1,498,731 write off, which is reflected in cost of sales.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities as of December 31, 2005 and 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.”  This Statement shall be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year.  The implementation of SFAS 155 is not expected to have a material impact on our consolidated financial statements.

In June 2005, the FASB issued Statement of Financial Accounting Standards issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections” “SFAS 154). SFAS 154 replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which addresses the accounting for share-based compensation transactions.  SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies as of the first interim or annual reporting period that begins after December 15, 2005. The Company is evaluating the provisions of this standard.  Depending upon the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company's financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs.” This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning in 2005.  This pronouncement is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets, an Amendment of Accounting Principles Board ("APB") No. 29.” This statement amends APB Opinion No. 29, "Accounting for Non-Monetary Transactions.”  Earlier guidance was based on the principle that exchanges of non-monetary assets should be based on the fair value of the assets exchanged and APB No. 29 included certain exceptions to this principle.  However, FASB 153 eliminated the specific exceptions for non-monetary exchanges with a general exception rule for all exchanges of non-monetary assets that do not have commercial and economic substance.  A non-monetary exchange has commercial substance only if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005.  This pronouncement is not expected to have a material impact on the Company’s financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK

The Company’s market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures.   International revenues in fiscal 2005 from Wise Systems, the Company’s subsidiary located in the United Kingdom, were approximately $296,243 (68.5%) of total revenue.  International sales are made mostly from the Company’s foreign subsidiary and are typically denominated in British pounds.  In fiscal year 2005, approximately $76,975 (39.6%) of total consolidated accounts receivable and $93,447 (19.8%) of total consolidated accounts payable were denominated in British pounds. Additionally, the Company’s exposure to foreign exchange rate fluctuations arises in part from intercompany accounts which are charged to Wise and recorded as intercompany receivables on the books of the U.S. parent company.  The Company is also exposed to foreign exchange rate fluctuations as the financial results of Wise are translated into U.S. dollars in consolidation.  As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of December 31, 2005, $43,750 (1.8%) of the Company’s cash and cash equivalents balance was included in the Company’s foreign subsidiaries.

ITEM 8.  SUPPLEMENTARY FINANCIAL INFORMATION

See our Consolidated Financial Statements, which incorporates the supplementary data beginning on page 87.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective July 19, 2005, Guardian dismissed its principal registered public accountant, Aronson & Company. Aronson & Company had been engaged by Guardian as the principal registered accountant to audit the financial statements of Guardian for the fiscal years ended December 31, 2003 and 2004.  Aronson & Company’s reports on the financial statements of Guardian filed with the Securities and Exchange Commission with regard to the fiscal years ended December 31, 2003 and 2004, contained no adverse or disclaimer of opinion; however, each of its reports did contain a going concern explanatory paragraph.

The decision to change accountants was recommended by Guardian’s Audit Committee and approved by the board of directors of Guardian.

In connection with the audit of Guardian’s financial statements for the fiscal years ended December 31, 2003 and 2004, and in connection with the subsequent interim period up to the date of dismissal, there were no disagreements with Aronson & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Aronson & Company, would have caused Aronson & Company to make reference to the subject matter of the disagreements in connection with its reports.

Effective July 19, 2005, upon the recommendation of Guardian’s Audit Committee, Guardian's board of directors approved the engagement of Goodman & Company to serve as Guardian's registered public accountants and to be the principal registered public accountants to conduct the audit of Guardian's financial statements for the fiscal year ending December 31, 2005, replacing the firm of Aronson & Company.

Effective May 5, 2006, upon the recommendation of Guardian’s Audit Committee, Guardian's board of directors approved the engagement of Goodman & Company to serve as Guardian's registered public accountants and to be the principal registered public accountants to conduct the reaudit of Guardian's financial statements for the fiscal years ended December 31, 2003 and December 31, 2004, replacing the firm of Aronson & Company.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures.  As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure.  Based on these evaluations,  the Certifying Officers determined that, for the reasons discussed below, the Company’s disclosure controls were not effective as of the end of the period covered by this Report.

In February 2006, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that the Company needed to restate certain of the Company’s consolidated financial statements to correct errors in the application of accounting principles with respect to the accounting for: (1) the beneficial conversion feature embedded in convertible notes issued by the Company in 2003; (2) the fair value calculation of warrants issued to placement agents and convertible note holders issued by the Company in 2003 and 2004; and (3) the contractual redemption value of common stock issue by the Company in 2003 as compensation in an asset purchase transaction.  Management’s decision, with the concurrence of the Audit Committee of the Company’s Board of Directors, to effect the restatement was made in response to comments received from the staff of the SEC as part of the staff’s periodic review of our filings as well as following consultation with our former independent registered public accountants, Aronson & Company, and our current independent registered public accountants, Goodman & Company.  As a result, the Company has restated its historical consolidated financial statements for the fiscal years ended December 31, 2004 and 2003, and the fiscal quarters ended March 31, June 30, and September 30, 2005.

The above restatements are described in more detail in Note 2 to our consolidated financial statements included in this Form 10-K.

Controls over the application of accounting policies are within the scope of disclosure controls.  Therefore, management has concluded that there were weaknesses in the Company’s internal controls over financial reporting as of the end of the periods under restatement.  Management of the Company and the Audit Committee considered what changes, if any, were necessary to the Company’s disclosure controls and procedures to ensure that the errors described above would not re-occur and to provide that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.  In its review, management and the Audit Committee noted that (i) during the fourth quarter of 2005, the Company adopted revised disclosure controls and procedures, and (ii) the errors described above did not result from the failure of the Company’s disclosure controls and procedures to make known to management (including the Certifying Officers) and the Company’s auditors the facts concerning the Company’s issuances of certain stock with certain redemption rights that required certain balances to be reclassified out of permanent equity on the Company’s balance sheet, certain embedded conversion features to be reclassified as derivative liabilities, and certain financial instruments to be revalued to appropriate fair market value on the appropriate measurement date.  Rather, the Audit Committee determined that these matters may be best addressed by: (a) reviewing accounting literature and other technical materials with the Company’s independent public accountants to ensure that the appropriate personnel have a full awareness and understanding of the applicable accounting pronouncements and how they are to be implemented, (b) additional education and professional development for the Company’s accounting staff on new and existing accounting pronouncements and their application, and (c) requiring senior accounting staff and outside consultants with technical accounting expertise to review complex transactions to evaluate and approve the accounting treatment for such transactions, including those items for which the Company has restated its financial statements.  These steps will be implemented by the Company in the second quarter of 2006 and will be ongoing.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the period covered by the Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

The Company plans to hold its next Annual Meeting of Stockholders on Thursday, September 14, 2006, in Herndon, Virginia.  If a stockholder wishes to submit a proposal for the Company’s 2006 Annual Meeting, the deadline for submitting such proposals to the Company is Wednesday, June 14, 2006.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the current directors and executive officers of Guardian:

Name	Age	Title
Michael W. Trudnak	53	Chairman of the Board, Chief Executive Officer, Secretary, Treasurer, Director
Robert A. Dishaw	59	Director
Sean W. Kennedy	56	Director
Charles T. Nash	56	Director
M. Riley Repko	48	Director
Mark A. Zorko	54	Director
William J. Donovan	54	President, Chief Operating Officer
Gregory E. Hare	52	Chief Financial Officer
Darrell E. Hill	52	Vice President
Steven V. Lancaster	51	Vice President

Effective November 21, 2005, the board of directors adopted a resolution increasing the size of the board from five to seven members and elected Mr. Mark Zorko to fill one of those vacant seats.  Under Guardian’s Certificate of Incorporation, the board of directors is divided into three classes and, if the board consists of seven directors, the first class shall consist of three directors to hold office for a term of one year from the date of the ratification of their election by stockholders at the next meeting of stockholders held to consider such matter, the second class shall consist of two directors to hold office for a term of two years from the date of the ratification of his election by stockholders at the next meeting of stockholders held to consider such matter, and the third class shall consist of two directors to hold office for a term of three years from the date of the ratification of their election by stockholders at the next meeting of stockholders held to consider such matter.  At each succeeding annual meeting of stockholders, the successors to the class of directors whose terms shall then expire shall be elected to hold office for a term expiring at the third succeeding annual meeting.  Messrs. Nash and Repko have been designated by the board as Class I directors, Mr. Kennedy and Mr. Zorko have been designated as Class II directors, and Messrs. Trudnak and Dishaw have been designated as Class III directors.  By increasing the board to seven members and appointing Mr. Zorko a Class II director, the board has created a vacancy for a Class I director which the board expects to fill in due course and upon the identification of a suitable candidate.

Biographical information with respect to the present executive officers and directors of Guardian are set forth below. There are no family relationships between any present executive officers or directors.

Michael W. Trudnak, Chairman of the Board, Chief Executive Officer, Secretary, Treasurer and Director.  Mr. Trudnak was appointed Chairman of the Board, Secretary, and Chief Executive Officer and became a Class III director in June 2003.    From March 2003 and until the present, Trudnak has been Chairman of the Board, Chief Executive Officer, Secretary, Treasurer and a director of RJL. From October 2002 to March 2003, Mr. Trudnak was a consultant to certain telecommunications services companies. From April 2002 to October 2002, Mr. Trudnak was Chief Operating Officer and subsequently President, Chief Executive Officer and a director of Advanced Data Centers, Inc., a privately held telecommunications services company. From July 2001 to March 2002, Mr. Trudnak served as Vice President of Mid-Atlantic Sales for Equant N.V, a leading provider of global IP and data services to multinational companies. Prior to Equant's acquisition of Global One, Inc., in July 2001, Mr. Trudnak served as an Executive Director for South East Region Sales for Global One from June 1998 to July 2001, and from January 1996 to June 1998, served as Managing Director of Global One's sales and operations in France and Germany. From November 1989 through December 1995, Mr. Trudnak served as director of facilities engineering and then Senior Group Manager for Sprint International, a global telecommunications services provider. Mr. Trudnak has over twenty-five years of diversified executive management, sales, business operations, technical and administrative experience in the telecommunications industry. Mr. Trudnak served in the Marine Corps from April 1972 through January 1976.

William J. Donovan, President and Chief Operating Officer.  Mr. Donovan has been President and Chief Operating Officer since November 21, 2005. Also, from August 18, 2003, until January 30, 2006, Mr. Donovan was Chief Financial Officer. From January 2003 until August 2003, Mr. Donovan was an independent consultant to an affiliate of American Express Small Business Services. From September 1999 through December 2002, Mr. Donovan was CFO of Streampipe.com, Inc., a privately held streaming communications media company.  From October 1996 to August 1999, Mr. Donovan was Chief Operating and Financial Officer for TDI, Inc., a privately held international wireless telecommunications services company.  From October 1986 to August 1999, Mr. Donovan was the Chief Operating and Financial Officer for TDI, Inc., a privately held international wireless telecommunications services company.  From October 1986 to October 1996, Mr. Donovan was Chief Financial Officer, Secretary, Treasurer and a Director at Riparius Corporation, a privately held holding company with operating subsidiaries in the areas of real estate development, property management, general contracting, government contracting, and telecommunications engineering.  From October 1980 to October 1986, Mr. Donovan was the Controller for McCormick Properties, Inc., a publicly held commercial real estate subsidiary of McCormick & Company.  From July 1973 to October 1980, Mr. Donovan was the Controller for AMF Head Sports Wear, Inc., a privately held international sporting goods manufacturer and a subsidiary of AMF, Inc., a publicly held company.  Mr. Donovan received a Bachelor of Arts in History in 1973, from the University of Maryland, an MBA from the Sellinger School of Business, Loyola College, Baltimore, Maryland in 1982, and a Certificate in Accounting from the University of Maryland in 1978.  Mr. Donovan has been a Certified Public Accountant since 1982.  He is also a Certified Business Valuation & Transfer Agent, Business Brokers Network, 2002.  He has been on the Advisory Board for Nogika Corporation, a privately held software company, since 2001.

Gregory E. Hare, Chief Financial Officer.  Mr. Hare was appointed Chief Financial Officer on January 30, 2006.  From May 2001 through January 2006, Mr. Hare served as a financial executive of Jane Cosmetics, a national mass market cosmetics manufacturing and distribution company headquartered in Baltimore, Maryland. There he served three years as Director of Finance for the wholly owned subsidiary of The Estee Lauder Companies, Inc. and the most recent two years as CFO/Controller of the privately held Jane & Company, LLC.  Prior to that, Mr. Hare held positions including CFO/Controller for a privately held hospitality company LFB Enterprises, with locations in and around Baltimore and Washington, DC; Manager, Pricing Group for the Industrial Division of McCormick & Company, a publicly held international spice company headquartered in Hunt Valley, Maryland; and CFO/Controller for Acordia Collegiate Benefits, Inc., a for-profit subsidiary of Blue Cross and Blue Shield of Indiana. Mr. Hare received a Bachelor of Science degree from the University of Baltimore School of Business and an MBA from the Sellinger School of Business of Loyola College, Baltimore, Maryland. Mr. Hare has been a Certified Public Accountant since 1979.

Robert A. Dishaw, Director.  Mr. Dishaw became a Class III director in June 2003.  From November 21, 2005, until the present, Mr. Dishaw has been a consultant to Guardian.  From June 2003 until his resignation on November 21, 2005, Mr. Dishaw served as President and Chief Operating Officer.  From October 2002 and until November 21, 2005, Mr. Dishaw was President and a director of RJL. From December 2000 to April 2002, Mr. Dishaw was the Executive Vice President and General Manager of Diagnos, Inc., a publicly held Canadian company, which developed and marketed certain knowledge extraction software technology. From June 1999 to November 2000, Mr. Dishaw was a management consultant to certain public and private companies in the U.S. and Canada, providing capital raising, operational, sales and marketing services to such companies. From April 1997 to January 1999, Mr. Dishaw was President of HDB Communications, Inc., a private corporation that provided installation services for Canadian digital satellite providers. Mr. Dishaw served for more than seven years in the U.S. Air Force and for ten years in the U.S. Diplomatic Service serving as a Second Secretary for Administration/Political reporting at U.S. Embassies in Brazil, Guyana, Zaire, Burma and Czechoslovakia.

Sean W. Kennedy, Director.  Mr. Kennedy became a Class II director in July 2003.  From January 2001 to the present, Mr. Kennedy has been President and Chief Executive Officer of BND Group, Inc., a privately held software development company.  From October 1999 to December 2000, Mr. Kennedy was divisional Vice President of Votenet Solutions, a Web development and consultant for trade associations, political parties and related organizations. From April 1994 to October 1999, Mr. Kennedy was President and CEO of Raintree Communications Corporation, a privately held telecommunications services company, focused on providing technology tools for legislative lobbying to Trade Associations and Fortune 500 companies. From June 1989 to April 1994, Mr. Kennedy was President and CEO of Electronic Funds Transfer Association, a trade association for the electronic payments systems industry.  Mr. Kennedy is a graduate of Mount Saint Mary’s College in Emmitsburg, Maryland.

M. Riley Repko.  Mr. Repko became a Class I director in October 2003.  From June 2001 through April 2003, Mr. Repko served as Vice President - Sales & Business Development for TRW Systems, Inc., Global IT Division. From December 1998 through June 2001, Mr. Repko served as Managing Director, Asia-Pacific Channels for Siebel Systems, Inc.   Since June 1994, Mr. Repko has been a principal of The Repko Group, a business consulting firm. From June to November 2003, Mr. Repko was Chairman of the Board of Directors of IQBiometrix, a publicly held facial composite technology company.   Mr. Repko's academic credentials include attending the Senior Military School at the National Defense University; an MS from the U.S. Air Force's Air War College; an M.B.A. (summa cum laude) from St. Mary's University, Texas in Operations Management; a B.S. in Electrical Engineering from the Air Force Institute of Technology, Ohio; and a B.S. in Physics/Math (cum laude) from St. Bonaventure University, New York.

Charles T. Nash, Director.  Mr. Nash became a Class I director of Guardian in June 2004. Mr. Nash has approximately 23 years of military experience plus six years of leadership experience in emerging technology in the private sector.  Since October 2000, Mr. Nash has been President of Emerging Technologies International, Inc. (“ETII”), a privately held consulting company. ETII works to get the high level technologies developed by small commercial companies inserted quickly, efficiently and inexpensively into applications/tools for immediate military use.  The company also works with government laboratories and acquisition agencies to facilitate speedy and effective “lab to fleet” technology interchanges and discussions. From April 1998 to October 2000, Mr. Nash was vice president of Emerging Technology Group of Santa Barbara Applied Research, Inc., a privately held defense consulting and emerging technology marketing company.  Prior to that, Mr. Nash served in various strategic military leadership positions, including: head of

Strike/Anti-Surface Unit Warfare and Air to Air/Strike Support section on the staff of the Chief of Naval Operations, overseeing budget planning of approximately $18 billion; executive assistant to the Deputy Commander in Chief, U.S. Naval Forces Europe; and executive and commanding officer, Strike Fighter Squadron 137.  Mr. Nash retired from the U.S. Navy in 1998 with the rank of Captain U.S.N.  Mr. Nash is a frequent guest military and aviation analyst for Fox News Channel, WABC Talk Radio and several regional radio stations.  Mr. Nash earned a BS Aeronautics degree in 1973 from the Parks College of Aeronautical Technology, Saint Louis University, Cahokia, Illinois.

Mark A. Zorko, Director.

Mr. Zorko became a Class II director on November 21, 2005.  Since 2000, Mr. Zorko has been a CFO Partner at Tatum CFO Partners, LLP, a professional services firm where he has held financial leadership positions with public and private client companies.  From 1996 to 1999, Mr. Zorko was Chief Financial Officer and Chief Information Officer for Network Services Co., a privately held distribution company.  Mr. Zorko’s prior experience includes Vice President, Chief Financial Officer and Secretary of Comptronix Corporation, a publicly held electronic systems manufacturing company, corporate controller for Zenith Data Systems Corporation, a privately held computer manufacturing and retail electronics company, and finance manager positions with Honeywell, Inc. Mr. Zorko was a senior staff consultant with Arthur Andersen & Co. Mr. Zorko served in the Marine Corps. from 1970 to 1973.  Mr. Zorko is a board advisor to Medspeed, Inc., a privately held medical transportation logistics company.  Mr. Zorko earned a BS degree in Accounting from Ohio State University, an MBA from the University of Minnesota, and completed the FEI’s Chief Financial Officer program at Harvard University.  Mr. Zorko is a certified public accountant and a member of the National Association of Corporate Directors.

Darrell H. Hill, Vice President, Guardian Health Care Systems.   Mr. Hill has been a Vice President of Guardian (and prior to that of RJL) since May 2003.  From December 2000 to January 2002 Mr. Hill served as Director of Network Services for Global One Telecommunications, an international telecommunications company.  From October 1998 until December 2000, Mr. Hill was Head of Program Management for the United States, Canada and Latin America for Global One. From 1993 until October 1998, Mr. Hill was Sr. Group Manager of Partnership Marketing for Sprint International in Reston, Virginia.  From 1979 to 1993, Mr. Hill held various positions within Sprint International, including management positions within Marketing, Systems Development, Customer Service, Order Fulfillment and Billing. Mr. Hill has developed a wide breadth of experience as a business executive responsible for large project management, operations support and IT development in his 23 years in the telecommunications industry.

Steven V. Lancaster, Vice President, Business Development.  Mr. Lancaster has been a Vice President of Guardian (and prior to that of RJL) since May 2003.  From February 2001 to December 2002 Mr. Lancaster served as Assistant Vice President Global Large Account Sales for Global One Telecommunications, an international telecommunications company.  From November 1997 until February 2001 Mr. Lancaster was Executive Director Multinational Sales Management for the US, Asia, Europe and Latin America regions or Global One. From 1990 until November 1997 Mr. Lancaster was Group Manager, Global Account Management for Sprint International in Reston, VA.  From 1981 to 1990, Mr. Lancaster held various Engineering, Marketing and Sales positions with GTE, British Telecom and Sprint International. Mr. Lancaster has developed a wide breadth of experience as a business executive responsible for international business development, marketing, large account sales and management in his 22 years in the telecommunications industry.

Each officer of Guardian is appointed by the board of directors and holds his office at the pleasure and direction of the board of directors or until his earlier resignation, removal or death.

There are no material proceedings to which any director, officer or affiliate of Guardian, any owner of record or beneficially of more than five percent of any class of voting securities of Guardian, or any associate of any such director, officer, affiliate of Guardian or security holder is a party adverse to Guardian or any of its subsidiaries or has a material interest adverse to Guardian or any of its subsidiaries.

The Board of Directors

The Board oversees the business affairs of Guardian and monitors the performance of management. During the fiscal year ended December 31, 2005, the Board held seven meetings and handled certain business through unanimous written consents of its board in accordance with its by-laws and applicable Delaware law.  Members of the board of directors attended all of such meetings. Guardian has a policy of requesting all directors to attend annual meetings of stockholders.  Currently, the Board has three committees, an Audit, Compensation and Nominating Committee.  The membership and functions of such committees are described below.

Audit Committee

The Audit Committee consists of Sean W. Kennedy, Charles T. Nash, and Mark A. Zorko, each of whom are qualified to serve on the Audit Committee under rules of the American Stock Exchange.  Mr. Zorko is Chairman of the Audit Committee.  The Audit Committee held six meetings during fiscal 2005.   Members of the Audit Committee attended all of such meetings.  The board of directors has determined that each member of the Audit Committee is independent, as independence is defined in Section 121A of the American Stock Exchange listing standards. The Audit Committee is established in accordance with Section 3(a)(58)(A) of the Exchange Act.

The board of directors has adopted a written charter for the Audit Committee which provides that the Audit Committee's primary functions are to (a) oversee the integrity of Guardian’s financial statements and Guardian’s compliance with legal and regulatory reporting requirements, (b) appoint a firm of certified public accountants whose duty it is to audit Guardian’s  financial records for the fiscal year for which it is appointed, (c) evaluate the qualifications and independence of the independent auditors, (d) oversee the performance of Guardian’s internal audit function and independent auditors, and (e) determine the compensation and oversee the work of the independent auditors. It is not the duty of the Audit Committee to plan or conduct audits or to determine that Guardian’s financial statements are complete and accurate and are prepared in accordance with generally accepted accounting principles in the United States.  Management is responsible for preparing Guardian’s financial statements, and the independent auditors are responsible for auditing those financial statements.

Compensation Committee

The current Compensation Committee consists of Sean W. Kennedy, M. Riley Repko, and Charles T. Nash.  Mr. Kennedy was appointed chairman on September 14, 2004.  The board of directors has adopted a written charter for the Compensation Committee. The Compensation Committee held three meetings during fiscal 2005.  Members of the Compensation Committee attended all of such meetings.

The Compensation Committee's primary functions are to:

•

evaluate the performance of the CEO and determine the CEO’s total compensation and individual elements thereof;

•

determine the compensation level of the CEO and President and review and approve corporate goals and objectives relevant to senior executive compensation (including that of the CEO), evaluate senior management's performance in light of those goals and objectives, and determine and approve senior management's compensation level based on their evaluation;

•

evaluate the performance of other executive officers and determine their total compensation and individual elements thereof;

•

make all grants of restricted stock or other equity based compensation to executive officers;

•

administer Guardian's compensation plans and programs;

•

recommend to the board for approval equity based plans and incentive compensation plans;

•

review management development and succession programs; and

•

review appropriate structure and amount of compensation for board members.

The board of directors has determined that all members of the Compensation
Committee currently are independent within the meaning set forth in Section 121A of the American Stock Exchange Company Guide.

Nominating Committee

The current Nominating Committee consists of three members, Messrs. Kennedy, Repko and Nash.  Mr. Nash acts as chairman.  The board has adopted a written charter for the Nominating Committee. The Nominating Committee held five meetings during fiscal 2005.  Members of the Nominating Committee attended all of such meetings.

The Nominating Committee's primary functions are to:

•

consider, recommend and recruit candidates to serve on the board and to recommend the director nominees selected by the Committee for approval by the board and the stockholders of Guardian;

•

recommend to the board when new members should be added to the board;

•

recommend to the board the director nominees for the next annual meeting;

•

when vacancies occur or otherwise at the direction of board, actively seek individuals whom the Committee determines meet the criteria and standards for recommendation to the board;

•

consider recommendations of director nominees by stockholders and establish procedures for shareholders to submit recommendations to the Committee in accordance with applicable SEC rules and applicable listing standards;

•

report, on a periodic basis, to the board regarding compliance with the Committee’s Charter, the activities of the Committee and any issues with respect to the duties and responsibilities of the Committee;

•

establish a process for interviewing and considering a director candidate for nomination to the board;

•

recommend to the board guidelines and criteria as to the desired qualifications of potential board members;

•

provide comments and suggestions to the board concerning board committee structure, committee operations, committee member qualifications, and committee member appointment;

•

review and update the Committee’s charter at least annually, or more frequently as may be necessary or appropriate; and

•

perform such other activities and functions related to the selection and nomination of directors as may be assigned from time to time by the board of directors including, but not limited to, preparing or causing to be prepared any reports or other disclosure required with respect to the Committee by any applicable proxy or other rules of the SEC or as required by the rules and regulations of the American Stock Exchange or any other exchange or over-the-counter market on which the securities of Guardian may then be listed or quoted.

SECTION 16(a) COMPLIANCE AND REPORTING

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

Except as set forth below, based solely upon a review of Forms 3 and 4 submitted to us pursuant to Rule 16a-3 under the Exchange Act, during our most recent fiscal year and Forms 5 with respect to our most recent fiscal year, the number of (1) late reports, (2) transactions that were not reported on a timely basis during the fiscal year ended December 31, 2003, and (3) any known failure to file a required report by officers, directors, and beneficial owners of more than 10% of our common stock is as follows:  based upon information provided to Guardian from Reporting Persons, M. Riley Repko  failed to timely file Forms 3 and 5 with respect to the year ended December 31, 2003 subsequently M. Riley Repko has complied.

AUDIT COMMITTEE EXPERT

Mr. Zorko serves as Guardian's audit committee financial expert.

CODE OF ETHICS

On August 29, 2003, we adopted a Code of Ethics for our chief executive officer, chief financial officer, principal accounting officer or controller, and persons performing similar functions.  A copy of the Code of Ethics has been posted to our website.  Our website address is www.guardiantechintl.com.

ITEM 11.  EXECUTIVE COMPENSATION

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

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($) (7)	Securities Underlying Options (#)	All Other Compensation ($)
J. Andrew Moorer (1) President & CEO	2005 2004 2003	- - 72,600	- - -	- - -	- - -	- - 33,814
Michael W. Trudnak (2) Chief Executive Officer	2005 2004 2003	275,000 275,000 275,000	- - -	6,000 6,000 6,000	- 460,000 -	- - -
Robert A. Dishaw (3) President & COO (through November 2005)	2005 2004 2003	262,099 275,000 275,000	- - -	5,250 6,000 6,000	- 210,000 -	- - -
William J. Donovan (4) President & COO (effective November 2005)	2005 2004 2003	162,312 150,000 57,560	- - -	750 - -	200,000 610,000 200,000	- - -
Darrell E. Hill (5) Vice President	2005 2004 2003	125,000 125,000 76,923	- - -	- - -	- 610,000 200,000	- - -
Steven V. Lancaster (6) Vice President	2005 2004 2003	125,000 125,000 76,923	- - -	- - -	- 610,000 200,000	- - -

(1)

Mr. Moorer compensation reflects cash compensation paid towards his base salary, as well as, other compensation which reflects stock grants in lieu of salary and bonuses.  Mr. Moorer accepted a reduction in his base salary in exchange for stock grants.

(2)

Mr. Trudnak became the Chief Executive Officer of RJL on January 1, 2003.  Included in the 2004 and 2005 salary is accrued and unpaid as of December 31, 2005 salary of $44,353 and $44,352 respectively.

(3)

Mr. Dishaw, the founder of RJL Marketing Services, Inc. Included in the 2004 and 2005 salary is accrued and unpaid as of December 31, 2005 salary of $44,353 and $44,352 respectively.   Mr. Dishaw resigned as President & COO on November 21, 2005.

(4)

Mr. Donovan became an executive officer on August 18, 2003, and President & COO on November 21, 2005.

(5)

Mr. Hill became an executive officer on May 19, 2003.

(6)

Mr. Lancaster became an executive officer on May 19, 2003.

(7)

Represents automobile allowance payments.

OPTION GRANTS IN FISCAL YEAR 2005

	Individual Grants				Appreciation for Option Term (2)
Name	Number of Securities Underlying Options Granted (1) (#)	% of Total Options Granted to Employees In Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date	5%	10%

William J. Donovan	200,000	28.8%	$2.67	November 11, 2014	$26,700	$53,400

(1)

Non-qualified, ten-year exercisable options were granted to Mr. Donovan and vested upon grant date.

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

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

All outstanding options granted during the current and prior fiscal years were 5,357,800 and fully exercisable as of December 31, 2005. Therefore, there were no unexercisable options held by each of the Named Executive Officers who held options as of December 31, 2005 and the value of unexercised in-the-money options as of December 31, 2005, are indicated in the table below.

			Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-The-Money Options at Fiscal Year End
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable (1)	Unexercisable (1)
Michael W. Trudnak	-	-	460,000	-	$ 882,000	-
Robert A. Dishaw	200,000	$ 540,000	10,000	-	$ 0	-
William J. Donovan	-	-	1,010,000	-	$ 1,456,000	-
Darrell E. Hill	70,000	$ 238,900	670,000	-	$ 1,201,200	-
Steven V. Lancaster	110,000	$ 489,000	660,000	-	$ 1,183,000	-

(1)

Represents the aggregate dollar value if the fair market value of the securities exceeds the exercise price of the option.  The dollar values are calculated on the basis of the fair market value of $2.32 of the Common Stock on December 31, 2005, minus the per share exercise price.

Director Compensation

Pursuant to our “Policy Regarding Compensation of Independent Directors,” adopted effective December 22, 2005 (Policy), we furnish the following compensation to our independent directors for serving in such capacity. At the beginning of each calendar year, each independent director receives annual compensation in the form of non-qualified options to purchase 5,000 shares of common stock and 2,500 non-qualified options for each board committee of which he or she is a member (which options vest and become exercisable one year after the date of grant), or a pro rata portion of such number if a director is elected after the beginning of the year.  Each newly appointed director receives a one-time grant of 10,000 non-qualified stock options, which options vest and become exercisable one year after the date of grant.  Each director who was a director on January 1, 2005, also received a one-time grant of 10,000 non-qualified stock options that vest and become exercisable on January 1, 2006. Effective December 31, 2005, the vesting of options issued to our current directors was accelerated and such options became immediately exercisable.  All of such options have been or are issued pursuant to Guardian’s Amended and Restated 2003 Stock Incentive Plan and are subject to the terms thereof, are exercisable for a period of ten years and are exercisable at a price equal to the fair market value of Guardian’s common stock on the date of grant.  In addition, independent directors shall be reimbursed for out of pocket expenses in connection with travel to and attending board and committee meetings.  The board, at its discretion, may grant additional awards of options, restricted stock and/or cash compensation to its independent directors as it may determine from time to time.  This Policy may be amended, altered or terminated at the election of the board, provided no amendment, alteration or terminations shall have a retroactive effect or impair the rights of an independent director under any option grant theretofore granted.

Directors who are officers of or employed or engaged as consultants by Guardian or any of its subsidiaries are not additionally compensated for their board activities.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

We entered into an employment agreement with Mr. Trudnak, our CEO, which commenced on January 1, 2003.  We amended his agreement effective December 10, 2004. The amended agreement is for a three year term commencing June 26, 2003, and is renewable for one year terms.  The employment agreement provides for annual compensation to Mr. Trudnak of $275,000.  The agreement provides for incentive compensation and/or bonuses as determined by Guardian, participation in Guardian’s stock option plan, and participation in any Guardian employee benefit policies or plans.  The employment agreement may be terminated upon the death or disability of the employee or for cause, in which event Guardian’s obligation to pay compensation shall terminate immediately.  In the event the agreement is terminated by us other than by reason of the death or disability of the employee or for cause, the employee is entitled to payment of his base salary for one year following termination.  The employee may terminate the agreement on 30 days’ prior notice to Guardian. The employee has entered into an employee proprietary information, invention assignment and non-competition agreement, pursuant to which the employee agrees not to disclose confidential information regarding Guardian, agrees that inventions conceived during his employment become the property of Guardian, agrees not to compete with the business of Guardian for a period of one year following termination of employment, and agrees not to  solicit employees or customers of Guardian following termination of employment.

Upon the resignation of Mr. Dishaw and effective as of November 21, 2005, we appointed Mr. Donovan as President and Chief Operating Officer of Guardian.  Mr. Donovan will also continue as Chief Financial Officer until a replacement is found for him. Effective as of the date of his new appointment, Mr. Donovan entered into a new employment agreement with Guardian, which agreement supersedes his employment agreement with Guardian, dated effective August 18, 2003.  The new employment agreement is for a term of three (3) years unless earlier terminated, and is automatically renewable for one (1) year terms.  The employment agreement provides for an annual salary of $265,000.  The agreement provides for annual performance bonuses based on goals established by Guardian and agreed to by Mr. Donovan, a monthly automobile allowance of $500, participation in Guardian’s stock option and other award plans (which options or awards shall immediately vest upon a “change in control”), and participation in any Guardian benefit policies or plans adopted by Guardian on the same basis as other employees at Mr. Donovan’s level.  The employment agreement may be terminated by Mr. Donovan on 30 days’ prior written notice.  The employment agreement may be terminated by Guardian by reason of death, disability or for cause.  In the event the agreement is terminated for death or disability of the employee, Guardian’s obligation to pay compensation to the employee shall terminate immediately; provided that if Guardian does not maintain disability insurance for the employee, employee shall be entitled to be paid his base salary for one year following his disability.  In the event the employee is terminated other than by reason of his death, disability, for cause, or change in control, the employee is entitled to payment of his base salary for one year following termination.  Further if Mr. Donovan terminates his employment be reason of the following material reasons (each a “material reason”): written demand by Guardian to change the principal workplace of the employee to a location outside of a 50-mile radius from the current principal address of Guardian; a material reduction in the number or seniority of personnel reporting to employee or a material reduction in the frequency  or in nature of matters with respect to which such personnel are to report to employee, other than as part of a Company wide reduction in staff; an adverse change in employee’s title; a material decrease in employee’s responsibilities; or a material demotion of employee, Mr. Donovan is entitled to be paid the greater of the base salary remaining under the employment agreement or twelve months base salary.  Also, in the event of a “change in control” of Guardian and, within 12 months of such change of control, employee’s employment is terminated or one of the events in the immediately preceding sentence occurs, Mr. Donovan is entitled to be paid his base salary for 18 months following such termination or event.  A “change in control” would include the occurrence of one of the following events:

•

the approval of the stockholders for a complete liquidation or dissolution of Guardian;

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

•

upon the consummation of a reorganization, merger, consolidation, or sale or other disposition of all or substantially all of the assets of Guardian, except if (i) all of the beneficial owners of Guardian’s outstanding common stock or voting securities who were beneficial owners before such transaction own more than 50% of the outstanding common stock or voting power entitled to vote in the election of directors resulting from such transaction in substantially the same proportions, (ii) no person owns more than 20% of the outstanding common stock of Guardian or the combined voting power of voting securities except to the extent it existed before such transaction, and (iii) at least a majority of the members of the board before such transaction were members of the board at the time the employment agreement was executed or the action providing for the transaction.

Also, Mr. Donovan has entered into a proprietary information, invention assignment and non-competition agreement (“non-competition agreement”), pursuant to which he has agreed not to disclose confidential information regarding Guardian, agrees that inventions conceived during his employment become the property of Guardian, agrees not to compete with the business of Guardian for a period of one year following termination or expiration of his employment, and agrees not to  solicit employees or customers of Guardian following termination of his employment.  The employment agreement provides for arbitration in the event of any dispute arising out of the agreement or his employment, other than disputes arising under the non-competition agreement.

Effective as of January 30, 2006, we entered into an employment agreement with Mr. Hare, our Chief Financial Officer. The employment agreement is essentially the same as the agreement we entered into with Mr. Donovan, except that the agreement is for a term of two (2) years unless earlier terminated and is automatically renewable for one (1) year terms.  The employment agreement provides for an annual salary of $200,000.  The agreement provides for annual performance bonuses based on goals established by the

Company and agreed to by Mr. Hare, participation in the Company’s stock option and other award plans, and participation in any Company benefit policies or plans adopted by the Company on the same basis as other employees at Mr. Hare’s level.  The Company has agreed to grant to Mr. Hare, subject to approval of the Company’s Compensation Committee, stock options to purchase 200,000 shares of the Company’s common stock pursuant to the Company’s Amended and Restated 2003 Stock Incentive Plan, one-half of which options will vest on the one year anniversary of the commencement of his employment and the remaining options vesting on the two year anniversary of the commencement of his employment.  Also, Mr. hare has entered into a proprietary information, invention assignment and non-competition agreement (“non-competition agreement”), pursuant to which he has agreed not to disclose confidential information regarding the Company, agrees that inventions conceived during his employment become the property of the Company, agrees not to compete with the business of the Company for a period of one year following termination or expiration of his employment, and agrees not to  solicit employees or customers of the Company following termination of his employment.  The employment agreement provides for arbitration in the event of any dispute arising out of the agreement or his employment, other than disputes arising under the non-competition agreement.

We have also entered into employment agreements with Mr. Darrell E. Hill, Vice President, Program Management, and Mr. Steve Lancaster, Vice President, Business Development which we amended December 10, 2004.  The amended agreements are essentially the same as the agreements with Mr. Trudnak, except that the agreements provide for base salaries of $125,000 per annum.

Effective as of December 19, 2003, we entered into employment agreements with Walter Ludwig, who was then a director of Guardian, and Victor T. Hamilton in connection with the acquisition of certain assets of Difference Engines Corporation by Guardian.  The employment agreements are essentially similar to the employment agreements with Mr. Trudnak, except that they provide for an annual base salary of $120,000 for Mr. Ludwig and $90,000 for Mr. Hamilton. The agreements also include a change in control provision similar to that contained in Mr. Donovan’s employment agreement, except that Guardian is obligated to pay the annual base salary for twelve (12) months following a change in control termination.  Mr. Ludwig resigned as a director, officer and employee of Guardian on May 18, 2004 and his employment agreement terminated as of such date.

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

Consulting Agreement with Mr. Dishaw and Change-in-Control Arrangement

Effective November 21, 2005, Mr. Robert A Dishaw resigned as President and Chief Operating Officer of Guardian and Guardian and Mr. Dishaw mutually agreed to terminate his employment agreement, dated December 10, 2004.  However, Mr. Dishaw will remain a director of Guardian and will continue to provide certain consulting services to Guardian pursuant to the terms of a consulting services agreement, dated effective November 21, 2005.

The consulting services agreement provides that Mr. Dishaw will perform services with regard to the distribution of Guardian’s products through EGC International, Inc., and that he shall be the primary intermediary with EGC. The agreement is for a term of three (3) years unless earlier terminated.  The agreement provides for a consulting fee of $180,000 during year one, $130,000 during year two, and $80,000 during year three.  Mr. Dishaw will also be entitled to be paid a sales override commission of 3% of gross revenues from sales of Guardian products to EGC or its resellers and 3% of gross revenues from sales of Guardian products to certain approved clients.  Mr. Dishaw shall continue to participate in benefit policies and plans of Guardian, and shall be entitled to receive reimbursement of reasonable expenses.  The agreement may be terminated by Mr. Dishaw upon thirty (30) days, prior written notice. The agreement may also be terminated by reason of his death, disability, for cause, or by reason of a “change in control” of Guardian.  In the event of termination by reason of death or cause, consultant shall not be entitled to any further compensation.  In the event of termination by reason of disability, employee is entitled to receive a lump sum of $50,000 within 30 days of termination, subject to Guardian’s right to have the agreement reinstated in the event consultant is able to resume his duties under the agreement.  Upon the occurrence of a change in control, consultant shall be entitled to receive a discounted lump sum equal to the remaining compensation due under the agreement.  The term “change in control” means:

•

Acquisition by any person or group of securities of Guardian representing 50% or more of Guardian’s common stock and/or combined voting power of its outstanding securities;

•

Substantially all of the assets of Guardian or assets that constitute a substantial or material business segment are sold, exchanged, transferred or otherwise disposed of;

•

Guardian’s shareholders approve a merger, consolidation, share exchange, division or other reorganization or transaction of Guardian with another person, other than a transaction that would result in the voting securities of Guardian outstanding immediately before the transaction continuing to represent at least two-thirds of the combined voting power immediately after such transaction of (i) Guardian’s outstanding securities, (ii) the surviving entity’s securities, or (iii) in the case of a division, the outstanding securities of each entity resulting from the division, in each case that have the right under ordinary circumstances to elect a majority of such entity’s board of directors or other governing body;

•

During any period of twenty-four months, individuals who at the beginning of such period constituted the board of directors of Guardian cease for any reason to constitute at least a majority of the board of directors of Guardian.

The consulting services agreement provides for mutual releases of all claims, including claims arising out of Mr. Dishaw’s employment by Guardian and for mutual indemnification.   The agreement also provides that if certain disputes are not resolved within 30 days by the parties, such disputes may be referred to binding arbitration.  Also, Mr. Dishaw has entered into a proprietary information, invention assignment and non-competition agreement, pursuant to which he has agreed not to disclose confidential information regarding Guardian, agrees that inventions conceived during his employment/engagement become the property of Guardian, agrees not to compete with the business of Guardian for a period of one year following termination or expiration of his engagement, and agrees not to  solicit employees or customers of Guardian following termination of his engagement.

Amended and Restated 2003 Stock Incentive Plan

On August 29, 2003, our board of directors adopted our 2003 Stock Incentive Plan and amended and restated the plan on December 2, 2003 (Plan).  The Plan was approved by stockholders at the special meeting of our stockholders that was held on February 13, 2004.

The Plan is intended to foster the success of Guardian and its subsidiaries by providing incentives to eligible employees, directors and consultants to promote the long-term financial success of Guardian.  The Plan is designed to provide flexibility to Guardian in our ability to motivate, attract, and retain the services of eligible employees, directors and consultants upon whose judgment, interest, and special effort the successful conduct of our operation is largely dependent.  As of December 31, 2005, the market value of the 30,000,000 shares underlying the options issuable under the Plan was $69,600,000.00.

The Plan is administered by the board of directors of Guardian or a committee designated by the board consisting of two or more directors appointed by the board (Committee), each of whom is a non-employee director and an outside director within the meaning of Section 162(m) of the Code.  The Plan is currently administered by the Compensation Committee and awards are made by the Committee.  The Committee has all powers necessary or desirable to administer the Plan.  The Committee has the power to determine the terms and conditions upon which awards may be made, interpret the Plan, accelerate the exercisability of any award, establish, amend or waive rules or regulations for the Plan’s administration, and make all other determinations and take all other actions necessary or advisable for the administration of the Plan in its sole judgment and discretion.  The Committee has the authority to grant awards to employees, directors and consultants selected by it, which awards are to be evidenced by an agreement.  All determinations and decisions made by the Committee shall be final, conclusive and binding.

Under the Plan, Guardian may issue options which will result in the issuance of up to an aggregate of 30,000,000 shares of Guardian common stock, $.001 par value per share. This aggregate number of shares and the number of shares in an award (as well as the option price) may be adjusted if the outstanding shares of Guardian are increased, decreased or exchanged through merger or other stock transaction.  The Plan provides for options which qualify as incentive stock options (Incentive Options or ISOs) under Section 422 of the Internal Revenue Code of 1986, as well as the issuance of non-qualified options (Non-Qualified Options) which do not so qualify. The shares issued by Guardian under the Plan may be either treasury shares or authorized but unissued shares as Guardian’s board of directors or the Committee may determine from time to time.

Pursuant to the terms of the Plan, Guardian may grant Non-Qualified Options to directors or consultants of Guardian and its subsidiaries at any time and from time to time as shall be determined by the Committee. The Plan also provides for the issuance of Incentive Options to any officer or other employee of Guardian or its subsidiaries as selected by the Committee.

Options granted under the Plan must be evidenced by a stock option agreement in a form consistent with the provisions of the Plan.   Each option shall expire on the earliest of (a) ten years from the date it is granted, (b) sixty days after the optionee dies or becomes disabled, (c) immediately upon the optionee's termination of employment or service or cessation of board service, whichever is applicable, or (d) such date as the board of directors or Committee shall determine, as set forth in the relevant option agreement; provided, however, that no ISO which is granted to an optionee who, at the time such option is granted, owns stock possessing more than ten percent of the total combined voting power of all classes of stock of Guardian or any of its subsidiaries, shall be exercisable after the expiration of five years from the date such option is granted.

The price at which shares of common stock covered by the option can be purchased is determined by the Committee.    In the case of an Incentive Option, the  exercise price shall not be less than the fair market value of Guardian’s common stock on the date the option was granted or in the case of any optionee who, at the time such incentive stock option is granted, owns stock possessing more than ten percent of the total combined voting power of all classes of stock of Guardian or a subsidiary, not less than one hundred ten percent of the fair market value of such stock on the date the Incentive Option is granted.

To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period in which it may be exercised in accordance with the terms and provisions of the Plan described above, the Incentive Option or Non-Qualified Option will expire as to any then unexercised portion. To exercise an option, the Plan participant must provide written notice of the exercise setting forth the number of shares with respect to which the option being exercised to Guardian and tender an amount equal to the total option exercise price of the underlying shares in accordance with the relevant option agreement. The right to purchase shares is cumulative so that once the right to purchase any shares has vested, those shares or any portion of those shares may be purchased at any time thereafter until the expiration or termination of the option.

Except as specifically provided in an option agreement, options granted under the Plan may not be sold, pledged, transferred or assigned in any way, except by will or by the laws of descent and distribution, and during the lifetime of a participant to whom and Incentive Option is granted, the Incentive Option may be exercised only by the participant.

The Plan may be modified or terminated at any time.  Any such amendment or termination will not affect outstanding options without consent of the optionee.

Awards may be made to approximately thirty-eight employees and former employees of Guardian, our four non-employee directors, and to consultants to Guardian.  Because awards under the Plan are determined by the Committee, we cannot determine the benefits or amounts of awards that will be received or granted in the future under the Plan.  As of the date of this Proxy Statement, 5,274,300 options have been granted under the Plan.  The Plan is the only plan pursuant to which options and shares may be granted or issued.

The following is a brief summary of the principal income tax consequences of awards under the Plan. This summary is based on current federal income tax laws and interpretations thereof, all of which are subject to change at any time, possibly with retroactive effect.  This summary is not intended to be exhaustive.

Non-Qualified Options.  A participant who receives Non-Qualified Options does not recognize taxable income upon the grant of an option, and Guardian is not entitled to a tax deduction.  The participant will recognize ordinary income upon the exercise of the option in an amount equal to the excess of the fair market value of the option shares on the exercise date over the option price.  Such income will be treated as compensation to the participant subject to applicable withholding tax requirements.  Guardian is generally entitled to tax a deduction in an amount equal to the amount taxable to the participant as ordinary income in the year the income is taxable to the participant.  Any appreciation in value after the time of exercise will be taxable to the participant as capital gain (assuming it is a capital asset) and will not result in a deduction by Guardian.

Incentive Options.  A participant who receives an Incentive Option does not recognize taxable income upon the grant or exercise of the option, and Guardian is not entitled to a tax deduction.  The difference between the option price and the fair market value of the option shares on the date of exercise, however, will be treated as an item of adjustment for purposes of determining the alternative minimum tax liability, if any, of the participant in the year of exercise.

A participant will recognize gain or loss upon the disposition of shares acquired from the exercise of ISOs.  The nature of the gain or loss depends on how long the option shares were held.  If the option shares are not disposed of pursuant to a “disqualifying disposition” (i.e., no disposition occurs within two years from the date the option was granted or one year from the date of exercise), the participant will recognize long-term capital gain or capital loss depending on the selling price of the shares.  If the option shares are sold or disposed of as part of a disqualifying disposition, the participant must recognize ordinary income in an amount equal to the lesser of the amount of gain recognized on the sale or the difference between the fair market value of the option shares on the date of exercise and the option price.  Any additional gain will be taxable to the participant as a long-term or short term capital gain, depending on how long the option shares were held.  Guardian is generally entitled to a deduction in computing its federal income taxes for the year of disposition in an amount equal to any amount taxable to the participant as ordinary income.

Compensation Committee Interlocks and Insider Participation

From January 1, 2004, through September 14, 2005, the functions of the Compensation Committee were fulfilled by the board of directors.  On September 14, 2004, the board of directors formed a Compensation Committee consisting of Messrs. Kennedy, Nash and Repko.  Messrs. Kennedy, Nash and Repko are non-employee directors of Guardian. Mr. Trudnak is employed by Guardian and Mr. Dishaw was employed until November 21, 2005 as President and Chief Operating Officer.  On November 21, 2005, Mr. Dishaw resigned as President and COO and was engaged as a consultant to Guardian.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock owned as of as of April 17, 2006, by (i) each director; (ii) each Named Executive Officer in the Summary Compensation Table; (iii) all of our Named Executive Officers and directors of the Company as a group; and (iv) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock.  As of May 16, 2006, there were 33,089,712 shares of our common stock issued and outstanding.

Name Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Common Stock Beneficially Owned
Michael W. Trudnak	5,311,000 (2)	15.83%
William J. Donovan	1,010,000 (3)	2.96%
Gregory E. Hare	0 (4)	*
Robert A. Dishaw	5,367,000 (5)	16.22%
Sean W. Kennedy	43,000 (6)	*
M. Riley Repko	21,500 (7)	*
Charles T. Nash	20,500 (8)	*
Mark A. Zorko	12,500 (9)	*
Darrell E. Hill	735,700 (10)	2.18%
Steven V. Lancaster	734,000 (11)	2.18%
Tobin Family Trust	2,538,761 (12)	7.67%
All executive officers and directors as a group (10 people)**	13,255,200 (13)	36.84%

(1)

Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, and is generally determined by voting powers and/or investment power with respect to securities.  Unless otherwise noted, all shares of common stock listed above are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them.  Such person or entity’s percentage of ownership is determined by assuming that any options or convertible securities held by such person or entity which are exercisable within sixty (60) days of the date hereof have been exercised or converted as the case may be.  Except as otherwise indicated, the address of each of the directors, executive officers and 5% shareholders in this table is as follows:  Guardian Technologies International, Inc., 516 Herndon Parkway, Suite A, Herndon, Virginia  20170.

(2)

Includes 460,000 shares underlying options to purchase shares of common stock which are currently exercisable.

(3)

Represents shares underlying options to purchase shares which are currently exercisable.

(4)

Does not include 200,000 options, one half of which become exercisable on January 30, 2007, and the remaining options   become exercisable on January 30, 2008.

(5)

Includes 10,000 shares underlying options to purchase shares of common stock which are currently exercisable.

(6)

Includes 25,500 shares underlying options to purchase shares of common stock which are currently exercisable.  Includes 10,000 shares of common stock owned by Mr. Kennedy’s wife with respect to which Mr. Kennedy disclaims beneficial ownership.

(7)

Represents shares underlying options to purchase shares of common stock which are currently exercisable.

(8)

Includes 18,500 shares underlying options to purchase shares of common stock which are currently exercisable.

(9)

Represents shares underlying options to purchase shares of common stock which are currently exercisable.

(10)

Includes 670,000 shares underlying options to purchase shares of common stock which are currently exercisable.

(11)

Includes 660,000 shares underlying options to purchase shares of common stock which are currently exercisable.

(12)

Mr. Morrie Tobin and his wife Gale Tobin are the trustees of the Tobin Family Trust and have shared voting and dispositive power with regard to such shares.  The address for the trust is 40 Bassano Road, Toronto, Ontario.  The number of shares owned by the trust and the foregoing information is based solely upon information contained in an amended Schedule 13G filed by Mr. and Mrs. Tobin and the trust with the SEC on January 10, 2005.

(13)

Includes options to purchase an aggregate of 10,000, 460,000, 1,010,000, 670,000, 660,000, 25,500, 21,500, 18,500, and 12,500, shares of common stock which are currently exercisable and have been granted to Messrs. Dishaw, Trudnak, Donovan, Hill, Lancaster, Kennedy, Repko, Nash, and Zorko, respectively.

*

Less than 1%.

**

Included in this group are Messrs. Dishaw, Trudnak, Kennedy, Repko, Nash, Zorko, Donovan, Hare, Lancaster, and Hill.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Please see Item 11 hereof for a summary description of the terms of certain employment and consulting agreements between the Company and certain officers and directors.

On August 4, 2003, Guardian entered into an employment agreement with Ruth Taylor pursuant to which Mrs. Taylor is employed as an accountant.  Mrs. Taylor is the adult daughter of Mr. Robert A. Dishaw, a director and principal stockholder of Guardian.  The employment agreement provides for an annual base salary of $60,000 per annum.  The agreement is for a term of one year and is automatically renewed for one year terms unless earlier terminated.  The agreement provides for an annual performance bonus as determined by Guardian, participation in Guardian’s stock option plan, and participation in Guardian’s benefit policies and plans.  The agreement provides for the issuance pursuant to Guardian’s stock option plan of 100,000 non-qualified stock options vest in 6 months and exercisable at a price of $.50 per share, and 100,000 non-qualified stock options vesting one year from the anniversary date of employee’s employment and exercisable at a price of $.50 per share.  The agreement may be terminated upon the death or disability of employee or for cause.  If the employee is terminated by reason of death, disability (except as noted below) or for cause, no further compensation is payable to employee.  If employee is terminated other than by reason of death, disability or cause, or if no disability insurance is provided and employee becomes disabled, employee is entitled to be paid her base salary for six months.  Employee may terminate her employment agreement on 30 days’ prior written notice.  We have also entered into a non-competition, confidentiality, proprietary rights and non-solicitation agreement (proprietary information agreement) with Mrs. Taylor, pursuant to which employee has agreed not to disclose confidential information regarding Guardian, agreed that proprietary rights conceived during her employment are the property of Guardian, and agreed not to solicit Guardian’s customers or attempt to hire our employees for twelve months following termination of her employment.  The employment agreement provides for arbitration in the event of any dispute arising out of the employment agreement or employee’s employment, other than disputes under the proprietary information agreement.  During 2004, Guardian granted to Mrs. Taylor 10,000 incentive stock options at an exercise price of $3.60, and on October 4, 2005, granted to Mrs. Taylor 15,000 options at an exercise price of $3.00 per share.

Effective November 21, 2005, Mr. Dishaw, a director and a principal stockholder of Guardian, resigned as President and Chief Operating Officer.  Effective as of such date, Guardian and Mr. Dishaw mutually agreed to terminate his employment agreement with Guardian and we entered into a three year consulting services agreement with Mr. Dishaw pursuant to which he will perform services with regard to the distribution of Guardian’s products through EGC International, Inc., and shall be the primary intermediary with EGC. The agreement is for a term of three (3) years unless earlier terminated.  The agreement provides for a consulting fee of $180,000 during year one, $130,000 during year two, and $80,000 during year three.  Mr. Dishaw will also be entitled to be paid a sales override commission of 3% of gross revenues from sales of Guardian products to EGC or its resellers and 3% of gross revenues from sales of Guardian products to certain approved clients.  Mr. Dishaw shall continue to participate in benefit policies and plans of the Guardian, and shall be entitled to receive reimbursement of reasonable expenses.   The consulting services agreement provides for mutual releases of all claims, including claims arising out of Mr. Dishaw’s employment by Guardian and for mutual indemnification.   The agreement also provides that if certain disputes are not resolved within 30 days by the parties, such disputes may be referred to binding arbitration.  Also, Mr. Dishaw has entered into a proprietary information, invention assignment and non-competition agreement, pursuant to which the he has agreed not to disclose confidential information regarding Guardian, agrees that inventions conceived during his employment/engagement become the property of Guardian, agrees not to compete with the business of Guardian for a period of one year following termination or expiration of his engagement, and agrees not to  solicit employees or customers of Guardian following termination of his engagement.  Other material terms of Mr. Dishaw’s consulting services agreement are described under Item 11. Executive Compensation - Consulting Services Agreement with Mr. Dishaw and Change-in-Control Arrangements.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

During the fiscal year ended December 31, 2005, the aggregate fees billed by Goodman & Company for professional services rendered for the review of the Company’s financial statements included in the Company’s Form 10-Q were approximately $40,969.

During the last fiscal year ended December 31, 2005, the aggregate fees billed by Aronson & Company, the Company’s previous auditors, for the completion of the 2004 audit and first quarter review of the financial statements included in the Company’s Form 10-Q were approximately $64,714.  During the prior two fiscal years ended December 31, 2004 and 2003, respectively, the aggregate fees billed by Aronson & Company for the professional services rendered for the audit of the Company’s annual financial statements and for the reviews of the financial statements included in the Company’s Form 10-QSB were approximately $72,480 and $41,516, respectively.

AUDIT-RELATED FEES

“Audit-related” fees include assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements, such as review of SEC filings, merger and acquisition due diligence and related services. There were no fees billed by Goodman & Company for services related to the performance of their review of financial statements that are not included in “audit fees” above.  The aggregate fees billed by Aronson & Company for services related to the performance of their audit and review of financial statements that are not included in “audit fees” above were approximately $0, $14,859 and $14,599 for the fiscal years ended December 31, 2005, 2004 and 2003, respectively.

During the fiscal year ended December 31, 2003, we paid audit related fees of $700 to Schumacher & Associates, the Company’s previous auditors.

TAX FEES

Tax fees include the aggregate fees billed for tax-related services, such as tax return review, preparation and compliance, as well as strategic tax planning services, and structuring of acquisitions. There were no fees billed by Goodman & Company for these services during 2005.   The aggregate fees billed by Aronson & Company for these services were approximately $13,450, $3,224 and $2,436 for the fiscal years ended December 31, 2005, 2004 and 2003, respectively.

ALL OTHER FEES

During the last fiscal year ended December 31, 2005, there were no fees billed by Goodman & Company for professional services other than those described above.  During the prior two fiscal years ended December 31, 2004 and 2003, respectively, there were no fees billed by Aronson & Company for professional services other than those described above.  None of such services were approved pursuant to the de minimis exemption provided in Rule 2-01(7)(i)(C) of Regulation S-X.

AUDIT COMMITTEE’S PRE-APPROVAL PRACTICE

To ensure the independence of Guardian’s independent auditor and to comply with applicable securities laws, the Audit Committee is responsible for reviewing, deliberating and, if appropriate, pre-approving all audit, audit-related, and non-audit services to be performed by Guardian’s independent registered public accountants.  For that purpose, the Audit Committee has established a policy and related procedures regarding the pre-approval of all audits, audit-related, and non-audit services to be performed by Guardian’s independent accountants (the "Policy").  The board fulfilled such responsibilities during the period following the Reverse Acquisition and until the formation of the new Audit Committee in September 2004, and the Audit Committee has fulfilled such responsibilities since its formation.

The Policy provides that Guardian’s independent accountant may not perform any audit, audit-related, or non-audit service for Guardian, subject to those exceptions that may be permitted by applicable law, unless (1) the service has been pre-approved by the Audit Committee, or (2) Guardian engaged the independent registered public accountant to perform the service pursuant to the pre-approval provisions of the Policy. In addition, the Policy prohibits the Audit Committee from pre-approving certain non-audit services that are prohibited from being performed by Guardian’s independent accountant by applicable securities laws. The Policy also provides that the Chief Financial Officer will periodically update the Audit Committee as to services provided by the independent auditor. With respect to each such service, the independent registered public accountant provides detailed back-up documentation to the board and the Chief Financial Officer.

Pursuant to its Policy, the Audit Committee has pre-approved certain categories of services to be performed by the independent registered public accountant and a maximum amount of fees for each category. The Board annually re-assesses these service categories and the associated fees. Individual projects within the approved service categories have been pre-approved only to the extent that the fees for each individual project do not exceed a specified dollar limit, which amount is re-assessed annually. Projects within a pre-approved service category with fees in excess of the specified fee limit for individual projects may not proceed without the specific prior approval of the Audit Committee. In addition, no project within a pre-approved service category will be considered to have been pre-approved by the Board if the project causes the maximum amount of fees for the service category to be exceeded, and the project may only proceed with the prior approval of the Audit Committee to increase the aggregate amount of fees for the service category.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

The financial statements of the Company for the fiscal years covered by this Annual Report are located on page 87 of this Annual Report.

(a)

The following financial statements and those financial statement schedules required by Item 8 hereof are filed as part of this report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm(s)

Consolidated Balance Sheets as of December 31, 2005, and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2005, 2004, and 2003.

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003.

Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K.  Financial statement schedules have been omitted since they are not required, not applicable, or the information is otherwise included.

(b)

The following exhibits are filed as part of this Annual Report on Form 10-K:

EXHIBITS

Incorporated by Reference From
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

		10-KSB	04/15/2005
10.20	Convertible Promissory Note, dated December 11, 2003 between the Registrant and Charles T. Bell.	10-KSB	04/15/2005
10.21	Common Stock Warrant Agreement, dated December 11, 2003, between the Registrant and Charles T. Bell.	10-KSB	04/15/2005
10.22	Supplemental Common Stock Warrant Agreement, dated December 11, 2003, between the Registrant and Charles T. Bell.	10-KSB	04/15/2005
10.23	Convertible Promissory Note, dated December 19, 2003 between the Registrant and Daniel Denardis.	10-KSB	04/15/2005
10.24	Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Daniel Denardis.	10-KSB	04/15/2005
10.25	Supplemental Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Daniel Denardis.	10-KSB	04/15/2005
10.26	Convertible Promissory Note, dated December 19, 2003 between the Registrant and Scott Porter.	10-KSB	04/15/2005
10.27	Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Scott Porter.	10-KSB	04/15/2005
10.28	Supplemental Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Scott Porter.	10-KSB	04/15/2005
10.29	Convertible Promissory Note, dated December 8, 2003 between the Registrant and Alan Stamper.	10-KSB	04/15/2005

10.30	Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Alan Stamper.	10-KSB	04/15/2005
10.31	Supplemental Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Alan Stamper.	10-KSB	04/15/2005
10.32	Convertible Promissory Note, dated December 8, 2003 between the Registrant and Edward D. Tschiggfrie.	10-KSB	04/15/2005
10.33	Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Edward D. Tschiggfrie.	10-KSB	04/15/2005
10.34	Supplemental Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Edward D. Tschiggfrie.	10-KSB	04/15/2005
10.35	Convertible Promissory Note, dated December 19, 2003 between the Registrant and Edward D. Tschiggfrie.	10-KSB	04/15/2005
10.36	Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Edward D. Tschiggfrie.	10-KSB	04/15/2005
10.37	Supplemental Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Edward D. Tschiggfrie.	10-KSB	04/15/2005
10.38	Convertible Promissory Note, dated December 8, 2003 between the Registrant and Bret Williams.	10-KSB	04/15/2005
10.39	Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Bret Williams.	10-KSB	04/15/2005
10.40	Supplemental Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Bret Williams.	10-KSB	04/15/2005
10.41	Amended And Restated 2003 Stock Incentive Plan.	10-KSB	04/15/2005
10.42	Employment Agreement, dated December 3, 2003, between the Registrant and Walter Ludwig.	8-K	01/30/2004
10.43	Employment Agreement, dated December 3, 2003, between the Registrant and Victor Hamilton.	8-K	01/30/2004
10.44	Amended Employment Agreement, dated December 20, 2004, between the Registrant and Michael W. Trudnak	8-K	12/20/2004
10.45	Amended Employment Agreement, dated December 20, 2004, between the Registrant and Robert A. Dishaw	8-K	12/20/2004
10.46	Amended Employment Agreement, dated December 20, 2004, between the Registrant and Darrell E. Hill	8-K	12/20/2004
10.47	Amended Employment Agreement, dated December 20, 2004, between the Registrant and Steven V. Lancaster	8-K	12/20/2004
10.48	Placement Agreement, dated January 26, 2005 between the Registrant and Berthel Fisher & Company Financial Services, Inc.	8-K	02/02/2005
10.49	Agency Agreement, dated January 26, 2005, between the Registrant and The Shemano Group	8-K	02/02/2005
10.50	Consulting Agreement, dated September 24, 2004, between the Registrant and Stonecroft Capital, Inc.	10-KSB	05/13/2005
10.51	Form of Incentive Stock Option Award Agreement	10-Q	08/12/2005
10.52	Form of Non-Qualified Stock Option Award Agreement	10-Q	08/12/2005
10.53	Teaming Agreement, dated December 30, 2004, between the Registrant and Lockheed Martin Corporation acting through its business unit – Lockheed Martin Distribution Technologies	10-Q/A	10/17/2005
10.54	Consulting Agreement, dated June 29, 2005, between Registrant and Redwood Consultants, LLC	10-Q	11/14/2005
10.55	Consulting Agreement, dated June 29, 2005, between Registrant and B. Michael Friedman/MarketVoice, Inc.	10-Q	11/14/2005
10.56	Form of Systems Implementation Agreement - FlowPoint Software	10-Q	11/14/2005
10.57	Employment Agreement, dated January 17, 2006, between the Registrant and Mr. Gregory E. Hare	8-K	01/31/2006
10.58	Distributor Agreement, dated March 30, 2004, between the Registrant and EGC International Corporation			X

10.59	Distribution Agreement, dated June 21, 2005, between the Registrant and Bridgetech International Corporation			X
10.60	Strategic Consulting Agreement, dated August 6, 2005, between the Registrant and Fowler International			X
14.1	Code of Ethics of the Company for Chief Executive Officer and Senior Financial Officers	10-KSB	04/15/2004
21	List of Subsidiaries			X
23.1	Consent of Independent Registered Public Accounting Firm			X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer			X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer			X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned duly authorized.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
By:	/s/ Michael W. Trudnak
Chief Executive Officer (Principal Executive Officer)
By:	/s/ Gregory E. Hare
Chief Financial Officer (Principal Accounting Officer)

 Dated:     May 16, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title
/s/ Michael W. Trudnak Michael W. Trudnak Date: May 16, 2006	Chairman of the Board, Chief Executive Officer, Treasurer, Secretary and Director (Principal Executive Officer)

/s/ Gregory E. Hare Gregory E. Hare Date: May 16, 2006	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)
/s/ Robert A. Dishaw Robert A. Dishaw Date: May 16, 2006	Director
/s/ Charles T. Nash Charles T. Nash Date:May 16, 2006	Director
/s/ Sean W. Kennedy Sean W. Kennedy Date: May 16, 2006	Director

/s/ M. Riley Repko M. Riley Repko Date: May 16, 2006	Director
/s/ Mark A. Zorko Mark A. Zorko Date: May 16, 2006	Director

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

TOGETHER WITH THE REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Guardian Technologies International, Inc.

We have audited the accompanying consolidated balance sheet of Guardian Technologies International, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guardian Technologies International, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses since inception and is dependent upon its ability to raise additional funding through debt or equity financing to continue operations.  As a result, the Company may not be able to continue to meet obligations as they come due.   These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters also are described in Note 1.  The financial statements do not include any adjustments that might arise from the outcome of this uncertainty.

/S/ Goodman & Company, L.L.P.

Norfolk, Virginia

May 12, 2006

CONSOLIDATED FINANCIAL STATEMENTS

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
		Restated
DECEMBER 31	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$2,441,393	$925,999
Accounts receivable	194,464	59,312
Other current assets	76,528	25,184
Prepaid expenses	226,274	303
Total current assets	2,938,659	1,010,798

Equipment, net	591,898	132,772

Other Assets
Deposits, noncurrent	88,975	8,881
Goodwill	112,986	126,472
Intangible assets, net	1,728,443	2,250,152

Total assets	$5,460,961	$3,529,075

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$472,294	$278,439
Accrued expenses	275,293	132,306
Deferred revenue	94,023	59,556
Total current liabilities	841,610	470,301

Common shares subject to repurchase, stated at estimated
redemption value - 478,531 shares outstanding at December 31, 2005;
587,000 shares issued and outstanding at December 31, 2004	1,306,420	2,044,228

Commitments and Contingencies

Stockholders' Equity
Convertible preferred stock, $0.20 par value -
Authorized - 1,000,000 shares
Issued and outstanding at December 31, 2005 - none
Issued and outstanding at December 31, 2004 - none	-	-
Common stock, $0.001 par value -
Authorized - 200,000,000 shares
Issued and outstanding at December 31, 2005 - 33,089,712
Issued and outstanding at December 31, 2004 - 28,042,320	33,090	28,043
Stock subscription receivable	-	(999,638)
Accumulated comprehensive income (loss)	(126,842)	111,628
Deferred stock compensation - employees	-	(1,511,250)
Deferred stock compensation - non-employees	(8,300)	(3,517,866)
Additional paid-in capital	52,465,480	42,806,680
Deficit accumulated	(49,050,497)	(35,903,051)
Total stockholders' equity	3,312,931	1,014,546

Total liabilities and stockholders' equity	$5,460,961	$3,529,075

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31
	2005	2004 Restated	2003 Restated

Net revenues	$432,186	$100,988	$-

Cost of sales	805,503	2,468,955	-

Gross profit (loss)	(373,317)	(2,367,967)	-

Selling, general and administrative expense	12,805,838	25,844,553	6,501,018

Operating loss	(13,179,155)	(28,212,520)	(6,501,018)

Other income (expense)
Interest income	31,709	19,904	-
Interest expense	-	(1,027,560)	(80,629)
Total other income (expense)	31,709	(1,007,656)	(80,629)

Net loss	$(13,147,446)	$(29,220,176)	$(6,581,647)

Loss per common share:
Basic and diluted	$(0.43)	$(1.45)	$(0.79)

Weighted average number of shares used in computing basic and diluted net loss per share	30,563,516	20,086,795	8,314,785

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
											Total Accumulated Comprehensive Loss
						Deferred Stock Compensation	Stock Subscription Receivable	Other Comprehensive Income (Loss)		Total Stockholders' Equity (Deficit)
	Common Stock		Convertible Preferred Stock		Additional Paid-In Capital				Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2002	907,950	$ 908	-	-	$ (908)	-	-	-	$ (101,228)	$ (101,228)	$ (101,228)
Stock issued to founders	4,603,550	4,604	4,097	819	(5,423)	-	-	-	-	-	-
Stock issued to former shareholders at reverse acquisition	2,150,000	2,150	-	-	(2,150)	-	-	-	-	-	-
Stock issued for consulting services	4,250,000	4,250	2,600	520	5,216,031	(4,560,801)	-	-	-	660,000	-
Stock issued to placement agent	25,000	25	-	-	93,725	-	-	-	-	93,750	-
Stock issued to acquire software technology	587,000	587	-	-	2,259,363	-	-	-	-	2,259,950	-
Proceeds from sale of stock for cash, net	1,000,000	1,000	678	136	1,328,759	-	-	-	-	1,329,895	-
Warrants for the purchase of common stock (Restated)	-	-	-	-	1,058,326	-	-	-	-	1,058,326	-
Common stock options granted	-	-	-	-	3,268,475	(3,268,475)	-	-	-	-	-
Stock compensation remeasurement	-	-	-	-	8,951,582	(8,951,582)	-	-	-	-	-
Amortization of deferred compensation expense	-	-	-	-	-	2,907,440	-	-	-	2,907,440	-
Reclassification of warrants to derivative liabilities (Restated)	-	-	-	-	(1,131,415)	-	-	-	-	(1,131,415)	-
Reclassification of common stock subject to repurchase (Restated)	-	-	-	-	(2,044,228)	-	-	-	-	(2,044,228)	-
Net Loss (Restated)	-	-	-	-	-	-	-	-	(6,581,647)	(6,581,647)	(6,581,647)
Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(6,581,647)
Balance, December 31, 2003 (Restated)	13,523,500	13,524	7,375	1,475	18,992,137	(13,873,418)	-	-	(6,682,875)	(1,549,157)	(6,682,875)
Stock issued for consulting services (Restated)	325,000	325	-	-	2,310,175	(248,000)	-	-	-	2,062,500	-
Cancel issuance of common shares (Restated)	(80,000)	(80)	-	-	80	-	-	-	-	-	-
Stock issued in settlement of claim	287,500	288	-	-	3,075,962	-	-	-	-	3,076,250	-
Common stock options granted	-	-	-	-	6,434,650	(6,434,650)	-	-	-	-	-
Stock issued to placement agent	199,800	200	-	-	(200)	-	-	-	-	-	-
Proceeds from sale of common stock for cash, net	5,337,603	5,338	-	-	7,637,746	-	-	-	-	7,643,084	-
Subscription agreement for the sale of common stock	-	-	-	-	999,638	-	(999,638)	-	-	-	-
Warrants issued for extension of bridge loan (Restated)	-	-	-	-	789,300	-	-	-	-	789,300	-
Cancel recordation of unissued warrants (Restated)	-	-	-	-	(145,684)	-	-	-	-	(145,684)	-
Cashless exercise of stock purchase warrants	197,368	197	-	-	(197)	-	-	-	-	-	-
Contingent, performance-based stock held in escrow under terms of the Wise Systems acquisition	106,739	107	-	-	(107)	-	-	-	-	-	-
Employee stock options exercised	270,000	270	-	-	157,230	-	-	-	-	157,500	-
Conversion of preferred stock to common stock	7,375,330	7,375	(7,375)	(1,475)	(5,900)	-	-	-	-	-	-

Conversion of notes payable to common stock	499,480	499	-	-	798,787	-	-	-	-	799,286	-
Forfeiture of employee stock options	-	-	-	-	(1,370,500)	1,370,500	-	-	-	-	-
Stock compensation remeasurement	-	-	-	-	1,159,748	(1,159,748)	-	-	-	-	-
Amortization of deferred compensation expense	-	-	-	-	-	15,632,100	-	-	-	15,632,100	-
Revaluation of warrants issued to consultants (Restated)	-	-	-	-	842,400	(315,900)	-	-	-	526,500	-
Reclassification of warrants to permanent equity from derivative liabilities (Restated)	-	-	-	-	1,131,415	-	-	-	-	1,131,415	-
Foreign currency translation	-	-	-	-	-	-	-	111,628		111,628	111,628
Net Loss (Restated)	-	-	-	-	-	-	-	-	(29,220,176)	(29,220,176)	(29,220,176)
Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(29,108,548)
Balance, December 31, 2004 (Restated)	28,042,320	28,043	-	-	42,806,680	(5,029,116)	(999,638)	111,628	(35,903,051)	1,014,546	(35,791,423)
Proceeds from sale of common stock for cash, net	3,624,000	3,624	-	-	6,074,678	-	999,638	-	-	7,077,940	-
Employee stock options exercised	400,000	400	-	-	199,600	-	-	-	-	200,000	-
Exercise of warrants for the purchase of common stock for cash	913,264	913	-	-	2,418,647	-	-	-	-	2,419,560	-
Cashless exercise of common stock purchase warrants	14,646	15	-	-	(15)	-	-	-	-	-	-
Exchange of commission for common stock	26,062	26	-	-	52,098	-	-	-	-	52,124	-
Forfeiture of common stock	(35,580)	(36)	-	-	36	-	-	-	-	-	-
Remeasurement of stock issued pursuant to consulting agreements	-	-	-	-	(162,522)	162,522	-	-	-	-	-
Amortization of deferred compensation expense	-	-	-	-	28,775	4,852,194	-	-	-	4,880,969	-
Reclassification of common shares previously subject to repurchase	-	-	-	-	377,442	-	-	-	-	377,442	-
Remeasurement of common shares subject to repurchase	-	-	-	-	360,366	-	-	-	-	360,366	-
Amortization of warrants issued pursuant to consulting agreement for services	-	-	-	-	-	315,900	-	-	-	315,900	-
Stock issued for consulting services	105,000	105	-	-	309,695	(309,800)	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	-	(238,470)	-	(238,470)	(238,470)
Net Loss	-	-	-	-	-	-	-	-	(13,147,446)	(13,147,446)	(13,147,446)
Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(13,385,916)
Balance, December 31, 2005	33,089,712	$ 33,090	-	$ -	$ 52,465,480	$ (8,300)	$ -	$ (126,842)	$ (49,050,497)	$ 3,312,931	$ (49,177,339)
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2005	2004 Restated	2003 Restated
OPERATING ACTIVITIES:
Net loss	$(13,147,446)	$(29,220,176)	$(6,581,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	549,777	982,034	26,734
Stock-based compensation expense	5,323,992	21,297,748	4,277,242
Impairment of software licenses	-	-	140,000
Impairment of acquired intangible assets	-	1,498,731	-
Amortization of bridge note interest and discount	-	1,013,397	77,630
Foreign currency translation adjustment	13,262	(13,262)	-
Changes in operating assets and liabilities:
Accounts receivable	(142,869)	34,522	-
Other current assets	(51,344)	(24,345)	(100)
Prepaid expenses	(225,971)	(103)	(200)
Deposits	(80,094)	149,019	(7,900)
Accounts payable	200,991	(128,281)	182,480
Accrued expenses	142,987	(472,714)	527,176
Deferred revenue	37,729	(48,972)	-
Net cash used in operating activities	(7,378,986)	(4,932,402)	(1,358,585)

INVESTING ACTIVITIES:
Purchase of equipment	(537,503)	(105,791)	(37,170)
Purchase of software licenses	-	-	(140,000)
Acquisition of software	-	-	(25,000)
Acquisition, earnest money deposit	-	-	(150,000)
Investment in patents	(165,194)	(9,333)	-
Acquisition, net of cash received	-	(2,229,783)	-
Net cash used in investing activities	(702,697)	(2,344,907)	(352,170)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	7,002,941	7,736,834	500,000
Proceeds from issuance of preferred stock	-	-	829,895
Proceeds from convertible bridge notes	-	-	700,000
Proceeds from exercise of employee stock options	200,000	157,500	-
Proceeds from exercise of stock warrants	2,419,560	-	-
Net cash provided by financing activities	9,622,501	7,894,334	2,029,895

Effect of exchange rate changes on cash and cash equivalents	(25,424)	(10,255)	-

Net change in cash and cash equivalents	1,515,394	606,770	319,140

Cash and cash equivalents at the beginning of the period	925,999	319,229	89

Cash and cash equivalents at the end of the period	$2,441,393	$925,999	$319,229

See notes to consolidated financial statements.

	Twelve Months Ended December 31,
	2005	2004 Restated	2003 Restated

Supplemental schedule of cash flow information:
Cash paid for interest	$-	$14,163	$3,000
Common stock issued to founders	$-	$261	$5,512
Class A preferred issued to founders	$-	$(1,105)	$819
Common stock issued in acquisition of software	$-	$-	$2,259,950
Common stock issued to pursuant to placement agent agreements	$-	$-	$93,750
Note forgiven in acquisition of software	$-	$-	$25,000
Warrants issued to agent for convertible notes	$-	$-	$250,789
Warrants issued as settlement of placement agreement	$-	$-	$709,803
Warrants issued to placement agents for stock offerings	$-	$2,323,589	$25,139
Conversion of bridge note principal balance to common stock	$-	$700,000	$-
Conversion of bridge note accrued interest to common stock	$-	$99,185	$-
Warrants issued (cancelled) for Alliance Partner Agreement	$-	$(145,684)	$145,684
Reclassification of common stock subject to repurchase	$-	$-	$2,044,228
Discount on issuance of convertible note payable	$-	$-	$202,841
Common stock subject to repurchase, derivative liability	$377,442	$-	$-
Revaluation of common stock subject to repurchase	$360,366	$-	$-

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION AND GOING CONCERN CONSIDERATIONS

Guardian Technologies International, Inc. (along with its subsidiaries, the “Company” or “Guardian”) is the successor consolidated entity formed by the reverse acquisition on June 26, 2003, by RJL Marketing Services, Inc. (“RJL”) of Guardian Technologies International, Inc., a publicly held company.

The Company employs high-performance imaging technologies and advanced analytics to create integrated information management products and services.  It primarily focuses on the areas of healthcare radiology and transportation security scanning.  The Company’s products and services automate the processing of large quantities of graphic, numeric, and textual data so organizations can efficiently detect, extract, analyze or effectively act upon the information gleaned from the data.  The Company’s solutions are designed to improve the quality and speed of decision-making and enhance organizational productivity and accuracy.

In July 2004, the Company acquired Wise Systems Ltd. (“Wise”) which provided the Company with a business dedicated to the development of healthcare products for the radiology marketplace.  The acquisition of Wise Systems Ltd. provides the Company with a branded product, a client referral base, and an entrée to the healthcare marketplace for the Company’s intelligent imaging technologies.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current period presentation.  These classifications had no effect on the previously reported net loss.

Financial Condition and Going Concern Considerations

As of December 31, 2005, the Company’s revenue generating activities have not produced sufficient funds for profitable operations, and the Company has incurred operating losses since inception of $49,050,497.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations.

The Company is currently seeking additional funding to expand marketing efforts and product development. There can be no assurance that such funds will be available on terms acceptable to the Company or that the marketing and product development efforts will be successful.

As discussed above, the Company’s ability to continue as a going concern and meet its obligations as they come due is dependent upon its ability to raise additional financing and/or generate revenues from operations sufficient to meet all obligations.  During the period beginning January 1, 2005, and ending as of the date of filing of this Annual Report on Form 10-K, the Company raised approximately $9,622,501 (net of investment fees and expenses) from the sale of equity (or equity-based) securities, including from the exercise of outstanding common stock purchase warrants, which were issued in a private placement during 2004, and the exercise of stock options.  In addition, U.S. and international sales/marketing efforts for the Company’s healthcare product, FlowPoint, during the year ended December 31, 2005, resulted in contracts of five licenses for the purchase of FlowPoint.  While the sales of these licenses are below customary prices, they nonetheless establish Guardian as a viable participant in the healthcare marketplace and provide us with future reference accounts. Additionally, during the quarter ended December 31, 2005, the Company began international sales and marketing efforts for its threat detection product, PinPoint.  Although the Company has not generated any revenue from the sale of its PinPoint product, it has applied for seven export licenses and was granted five of those licenses by the Department of Commerce.  The Company performed two successful international pilot projects for the PinPoint product, one in Domodedovo, Russia in December 2005, and another in Caracas, Venezuela in January 2006.  However, significant development risks still exist for adapting the PinPoint product to various types of scanning equipment in different countries.

Management believes the cash balance of $2,441,393 at December 31, 2005, to be sufficient to support operations, absent cash flow from revenues, for a period of approximately five months.  Also, the Company will seek to raise additional financing through the sale of debt or equity securities, including from the exercise of outstanding warrants and options, for the purpose of financing its operations, to expand marketing efforts, accelerate product development and for acquisitions. There can be no assurance that such financing efforts will be successful, that the Company will be able to raise sufficient additional financing on terms acceptable to the Company for such purposes, or that the marketing and product development efforts, or acquisition strategy will be successful.  Also, management believes that during the fourth quarter of 2006, it will be able to generate additional revenue from the sale of its FlowPoint and PinPoint products and hopes to alleviate any going concern issue, although there can be no assurance that it will be able to do so.  Furthermore, during April 2005, the Company entered into a letter agreement with an investment banking firm that has agreed to assist Guardian in a private placement of its equity or equity-linked securities on a best efforts basis. The securities will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The agreement is for a term of 12 months but may be terminated by either party upon 30-days prior written notice.  The Company agreed to pay the investment banking firm a financing completion fee in cash of 7% of the gross proceeds of any financing, warrants to purchase a number of shares equal to 2% of aggregate number of shares issued to investors in any financing, and reimburse the investment banking firm for certain out-of-pocket expenses. Also, the Company granted the investment banking firm a first right of refusal for one year from the closing of any financing to serve as lead managing underwriter of any public financing or as lead placement agent on any private financing.  As of the date of this Annual Report, the board of directors has not approved the terms of any financing through such investment bank, although it reserves the right to do so at any time in the future upon terms to be negotiated by management and approved by the board of directors.  There can be no assurance that any private placement will commence, be conducted, or that we will raise any financing as a result thereof.

Although this agreement expired on April 28, 2006, management is working with additional investment banking firms as well as discussions with existing shareholders on private placement of its equity or equity-linked securities. There can be no assurance that such additional capital will be raised.  During April 2006, an executive officer advanced the company $200,000 until investment banking arrangements are made and two executives’ exercised stock options for $300,000.

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

NOTE 2.  RESTATEMENT OF FINANCIAL STATEMENTS

The Company restated the consolidated financial statements for 2004 and 2003, and certain disclosures in notes to the consolidated financial statements have been restated to reflect the Restatement adjustments.  In the Restatement, we have:

RECLASSIFIED FROM PERMANENT EQUITY TO TEMPORARY EQUITY THE CONTRACTUAL REDEMPTION VALUE OF COMMON SHARES ISSUED IN CONJUNCTION WITH AN ASSET ACQUISITION AGREEMENT THAT CONTAINED REDEMPTION RIGHTS

Under the terms of an Asset Purchase Agreement, Guardian issued 587,000 shares of its common stock as consideration for the purchase of the IP from Difference Engines Corporation.  The 587,000 shares of common stock were subject to a two (2) year lockup.  Upon expiration of the two (2) year lock up period, in the event that the shares are not eligible for resale under “Rule 144” and have not been registered under the Securities Act, the holder of the shares may demand redemption of the shares.  The redemption price is to be calculated on the basis of the average of the closing bid and asked prices of Guardian’s common stock for the twenty (20) consecutive business days ending on the day prior to the date of the exercise of the holder’s right of redemption. Under SEC Accounting Series Release (“ASR”) 268, “Presentation in Financial Statements of ‘Preferred Redeemable Stock’,” such freestanding financial instruments are to be classified as temporary equity and measured at the value of the redemption right.  The Company calculated the redemption value of the common stock issued in the Difference Engines asset purchase and reclassified from permanent equity to temporary equity the redemption value of $2,044,228.  No recalculation of the redemption value was performed in fiscal year 2004 as the redemption rights, granted under the terms of the Asset Purchase Agreement, could not be exercised due to the two-year lockup of the issued shares of common stock.

RECLASSIFIED FROM PERMANENT EQUITY TO DERIVATIVE LIABILITIES, WARRANTS ISSUED TO A PLACEMENT AGENT AND CONVERTIBLE NOTE HOLDERS AND OTHERS, RESULTING FROM INSUFFICIENT AUTHORIZED AND UNISSUED SHARES OF COMMON STOCK

During the year ended December 31, 2003, the Company issued to its placement agent, to the note holders, and to other service providers, warrants for the purchase of common stock. At December 31, 2003, the Company did not have sufficient authorized and unissued shares of common stock to satisfy all of its outstanding conversion requirements.  Paragraph 20 of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” requires that a company have sufficient authorized and unissued shares available to settle contracts after considering all other commitments that may require the issuance of stock during the maximum period the derivative contract could remain outstanding in order to classify the derivative contract as equity.  Sufficient shares were not available until February 13, 2004.  Accordingly, the Company calculated the fair value of each derivative instrument, $1,131,415, and recorded this value as a derivative liability on the consolidated balance sheet.

On February 13, 2004, at a Special Meeting of Stockholders of the Company, the Company’s stockholders voted to increase the number of shares of Common Stock from 15,000,000 to 200,000,000.  Such increase provided sufficient authorized and unissued shares to settle all contracts under commitment.  Appropriately, the Company reversed the prior entry and reduced derivative liabilities by $1,131,415.  Reversing the entry returns this amount to permanent equity.

INCREASED DEFERRED COMPENSATION – CONSULTANTS AND STOCK-BASED COMPENSATION TO REFLECT THE REVALUATION OF WARRANTS ISSUED TO A CONSULTANT FOR SERVICES

On May 20, 2004, the Company issued 250,000 stock purchase warrants to an outside consultant for services to be rendered in the succeeding twelve month period of time.  Assumptions made in the calculation of the fair value of the warrants using the Black-Scholes Model proved to be incorrect.  Based on the revised assumptions, we increased the deferred compensation – consultants balance by $842,400 and amortized from that balance, $526,500 of stock-based compensation expense in 2004 and $315,900 in 2005.

REVALUED THE COMPONENTS OF A CONVERTIBLE DEBT INSTRUMENT THAT CONTAINED AN EMBEDDED DERIVATIVE

During December 2003, Guardian entered into a series of purchase agreements under which convertible promissory notes in the aggregate amount of $700,000 and warrants to purchase 311,250 shares of the Company’s common stock were issued.  The notes bore interest at 10% and were repayable sixty days after the date of issuance (maturity date).  The outstanding principal and interest are convertible into equity securities based on the terms of a future financing.   Absent a future financing, the outstanding principal and interest are convertible into equity securities at a price of $1.50 per share.  Guardian analyzed the transaction and the associated embedded conversion features and determined that all three criteria for bifurcating an embedded conversion feature, and measuring at fair value, as detailed in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” have been met.  Based on this finding the Company bifurcated the components of the hybrid instrument (the convertible debt) into: (1) the host contract (an interest-bearing note) and (2) the embedded derivative (a put option on the Company’s stock).  SFAS 133 requires that a bifurcated embedded derivative be separated from the host contract and measured at fair value.  Guardian estimated the fair value of the host contract by subtracting the fair value of the

embedded put option from the fair value of the convertible note.   The Company increased its interest expense by $57,212 for 2003, and allocated the fair value of the hybrid instrument ($700,000) as follows: (1) $202,841 to the host contract and (2) $497,159 to derivative liability – embedded conversion feature.

During the year ended December 31, 2004, and as a result of the recalculation of the embedded put option, the Company beneficially adjusted previously recorded interest expense of $1,043,321, by $15,761 to a total expense of $1,027,560.  Further, on April 28, 2004, all holders of the convertible bridge financing notes elected to convert their outstanding principal and accrued interest into equity, on the same terms and conditions as the private placement.

CANCELLATION OF WARRANTS NEVER ISSUED

During 2004, the Company reversed a warrant transaction in the amount of $145,685 that was recorded but subsequently voided.  During 2004, we recorded an impairment of assets acquired with the stock warrants, believing that the transaction had been completed, then terminated.  Since the entire transaction had been correctly accounted for in 2003, the entry was a duplication of the 2003 entry.  We reversed the incorrect 2004 entry which resulted in a decrease in our operating net loss for the year.

RECLASSIFICATION OF STOCK-BASED COMPENSATION TO SELLING, GENERAL AND ADMINISTRATIVE

The previously reported statements of operations segregated on a separate line stock-based compensation expense from selling, general and administrative expense.  With this Restatement of the consolidated financial statements for the years ended December 31, 2004 and 2003, the Company added the stock-based compensation expense of $21,297,748 and $4,277,242, respectively, to selling, general and administrative expense for presentation purposes.

RECLASSIFICATION OF DEPRECIATION EXPENSE TO SELLING, GENERAL AND ADMINISTRATIVE

The previously reported statements of operations segregated depreciation expense from selling, general and administrative expense.  With this Restatement of the consolidated financial statements for the years ended December 31, 2004 and 2003, the Company added the depreciation expense of $31,572 and $26,734, respectively, to selling, general and administrative expense for presentation purposes.

RECLASSIFICATION OF IMPAIRMENT OF SOFTWARE TECHNOLOGY AND THE AMORTIZATION OF INTANGIBLE ASSETS TO THE COST OF SALES

The previously reported statements of operations included the impairment of software technology and the amortization of intangible assets in selling, general and administrative expense.  With this Restatement of the consolidated financial statements for the year ended December 31, 2004, the Company added the impairment of software technology expense of $1,498,731 and the amortization of intangible assets expense of $761,650 to the cost of sales for presentation purposes.

RECLASSIFICATION OF EQUIPMENT TO PURCHASED SOFTWARE, NET

The previously reported Balance Sheet presented the value of purchased software within the caption, Equipment, net.  With this Restatement, we have separated out purchased software, net and reported the value, $2,250,152, under its own caption.

The following table presents the effect of the Restatement on the consolidated financial statements for December 31, 2004 and 2003.

	AS REPORTED		RESTATED
	DECEMBER 31, 2004	ADJUSTMENT	DECEMBER 31, 2004

Consolidated Balance Sheet
Common shares subject to repurchase; stated at estimated redemption value - 587,000 shares issued and outstanding at December 31, 2004	$-	$2,044,228	$2,044,228

Consolidated Statement of Operations
Cost of sales	$208,574	$-	$208,574
Impairment of software technology	-	1,498,731	1,498,731
Amortization of intangibles	-	761,650	761,650
Cost of sales (Restated)	208,574	2,260,381	2,468,955

Operating expenses:
Selling, general and administrative	$4,447,943	$21,396,610	$25,844,553
Impairment of software technology	1,498,731	(1,498,731)	-
Depreciation	31,572	(31,572)	-
Amortization of intangibles	974,624	(974,624)	-
Amortization of stock compensation	20,771,248	(20,771,248)	-
Total operating expenses	27,724,118	(1,879,565)	25,844,553

Interest expense	1,043,321	(15,761)	1,027,560

Net loss	$(28,855,121)	$(365,055)	$(29,220,176)

Consolidated Statement of Cash Flow
Operating Activities:
Net loss	(28,855,121)	(365,055)	(29,220,176)
Adjustment to reconcile net loss - reversal of impairment of stock warrants	145,685	(145,685)	-
Adjustment to reconcile net loss - stock-based compensation expense	20,771,248	526,500	21,297,748
Adjustment to reconcile net loss - non-cash interest expense	1,029,158	(15,761)	1,013,397

Consolidated Statement of Stockholders' Equity
Deferred stock compensation - consultants	(3,201,966)	(315,900)	(3,517,866)
Additional paid-in capital	44,112,739	(1,305,960)	42,806,779
Deficit accumulated	(35,480,782)	(422,368)	(35,903,150)

	AS PREVIOUSLY REPORTED		RESTATED
	DECEMBER 31, 2003	RESTATEMENT ADJUSTMENT	DECEMBER 31, 2003

Consolidated Statements of Operations
Operating expenses:
Selling, general and administrative	$2,197,042	$4,303,976	$6,501,018
Depreciation	26,734	(26,734)	-
Amortization of stock compensation	4,277,242	(4,277,242)	-
Total operating expenses	6,501,018	-	6,501,018

Interest expense	23,417	57,212	80,629
Net loss	$(6,524,435)	$(57,212)	$(6,581,647)

Consolidated Statements of Cash Flow
Operating Activities:
Net loss	(6,524,435)	(57,212)	(6,581,647)
Adjustment to reconcile net loss - bridge note discounts	20,417	57,212	77,629

Consolidated Statements of Stockholders' Equity
Stock warrants outstanding	1,031,424	(1,031,424)	-
Additional paid-in capital	21,084,315	(2,092,178)	18,992,137
Deficit accumulated	(6,625,663)	(57,212)	(6,682,875)

•

ADJUSTMENTS RELATED TO THE ISSUANCE OF SHARES OF COMMON STOCK AS PART OF AN ASSET PURCHASE AGREEMENT CONTAINING REDEMPTION RIGHTS

On December 19, 2003, the Company purchased certain intellectual property (IP) owned by Difference Engines including, but not limited, to certain compression software technology described as Difference Engine’s Visual Internet Applications or DEVision, as well as title and interest in the use of the name and the copyright of Difference Engines.  This transaction has been accounted for as an asset acquisition.  The purchase price for these assets has been allocated to acquired technology (software) and was amortized on a straight-line basis over 3 years.

Under the terms of the agreement, the Company issued 587,000 shares of its common stock as consideration for the purchase of the intellectual property, and cancelled a convertible promissory note that Difference Engines issued to Guardian in the amount of approximately $25,000 that represents advances the Company made to Difference Engines.  The founders of Difference Engines provided certain releases to the Company related to their contribution of the technology to Difference Engines.  The 587,000 shares of common stock were subject to a two (2) year “lock up” that ended in December, 2005.  The Company also granted Difference Engines piggy-back registration rights for a period of three (3) years, commencing on the date of the expiration of the lock up period with regard to the shares to be issued in the transaction.  Upon expiration of the two (2) year lock up period, in the event that the shares are not eligible for resale under Rule 144 and have not been registered under the Securities Act, the holder of the shares may demand redemption of the shares.  The redemption price is calculated on the basis of the average of the closing bid and asked prices of the Company’s common stock for the twenty (20) consecutive business days ending on the day prior to the date of the exercise of the holder’s right of redemption.  The Company reclassified and revalued, based on the estimated contractual redemption value, the 587,000 shares of common stock issued as consideration from permanent equity to temporary equity.  As shares of common stock are sold by the holders and/or the Company registers its outstanding shares of common stock, the then current fair value of those shares, based on the redemption value, shall be reclassified from temporary equity to permanent equity.

FASB’s Emerging Issue Task Force (EITF) Topic D-98, “Classification and Measurement of Redeemable Securities,” requires that redemption provisions not within the scope of SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” should be accounted for as temporary equity, if the redemption event is not solely within the control of the issuer.  SFAS 150 is not considered applicable, as the redemption of the shares issued in the DEVision asset purchase are presently conditional on the non-eligibility for resale under Rule 144, as explained more fully in the preceding paragraph.  Accordingly, the estimated redemption value of the common stock issued in the Difference Engines asset purchase was reclassified from permanent equity to temporary equity for $2,044,228.  Subsequently, during 2005, a total of 108,469 shares issued in the DEVision asset purchase were sold and thereby, reduced the estimated redemption value by $377,442 at December 31, 2005.  Due to declines in the Company’s common stock price, the estimated redemption value was also decreased by $360,366 at December 31, 2005.

CHANGES IN ACCOUNTING FOR COMMON STOCK WARRANTS

During the year ended December 31, 2003, the Company issued to its placement agent, to note holders, and certain non-employee service providers warrants for the purchase of common stock.  Under the guidelines of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” public companies that are required, or that could be required, to deliver cash in exchange for their own shares as part of physical settlement under a freestanding financial instrument are required to report an amount equal to the estimated cash redemption value as a liability.  As sufficient authorized shares did not exist to accommodate these warrants from date of issuance to February 13, 2004 (date stockholders approved an increase in authorized shares), as required by EITF 00-19, these warrants are treated as derivative liabilities as of December 31, 2003.  Accordingly, the Company has estimated the fair value of each derivative instrument, and recorded $1,131,415 as a derivative liability on the consolidated balance sheet as of December 31, 2003.   As a result of an increase in shares authorized on February 13, 2004, warrants issued to the Company’s placement agent, note holders, and non-employee service providers were classified thereafter as permanent equity.  Also, as a result of an increase in authorized shares on February 13, 2004, and the note holders converting the bridge loan to common stock on April 28, 2004, the $497,159 derivative liability related to this debt was classified thereafter as permanent equity.  In 2004, certain warrants were issued to non-employees for services and were re-measured to conform to the updated Black-Scholes assumptions for 2004.  Previously, the Company used Black-Scholes assumptions for 2003 to measure the stock compensation expense related to warrants issued and services rendered from May 2004 through May 2005.  This resulted in an increase in selling, general and administrative expenses of $526,500, and corresponding increase in net loss of $526,500 for 2004.

No restatements were required for the consolidated balance sheet at December 31, 2002.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

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

Cash Equivalents - Cash and cash equivalents are stated at cost, which approximates fair value, and consists of interest and noninterest bearing accounts at a bank.  Balances may periodically exceed federal insurance limits.  The Company does not consider this to be a significant risk.  The Company considers all highly liquid debt instruments with initial maturities of 90 days or less to be cash equivalents.

Accounts Receivable – Accounts receivable are customer obligations due under normal trade terms and are stated at cost less any allowance for doubtful accounts.  The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible.  At December 31, 2005, the Company considered all receivables currently due and collectible and recorded no allowance for doubtful accounts.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and amortization.  The Company provides for depreciation and amortization by charges to operations on a straight-line basis, in amounts estimated to allocate the cost of the assets over their estimated useful lives, as follows:

Asset Classification	Useful Lives
Computer equipment and software	3 years
Furniture and fixtures	5 years

Intangible Assets – Intangible assets consist of acquired software and patents.  The acquired software is being amortized on a straight-line basis over 5 years.  Patent acquisition costs pertaining to PinPoint have been capitalized and are being amortized over the 20-year legal life of the patents.  The Company evaluates the periods of amortization continually to determine whether later events or circumstances warrant revised estimates of useful lives.

Excess of Purchase Price over Net Assets Acquired – Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired.  To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets.  Effective January 1, 2002, with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer to be amortized.  Goodwill from the acquisition of Wise Systems Ltd. is $112,986.

Issuance of Stock for Non-cash Consideration

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), defines a fair value-based method of accounting for stock options and other equity instruments.  The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.  Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services” (“EITF 96-18”), establishes the measurement principles for transactions in which equity instruments are issued in exchange for the receipt of goods or services.  The Company has relied upon the guidance provided under Issue 1 of EITF 96-18 to determine the measurement date and the fair value re-measurement principles to be applied.  The Company considered the following facts in its determination of the measurement date of each transaction: the equity awards were non-forfeitable and contained no vesting requirements. Based on these findings, the Company determined that the unamortized portion of the stock compensation should be re-measured on each interim reporting date and proportionately amortized to stock-based compensation expense for the succeeding interim reporting period.

Impairment of Excess Purchase Price over Net Assets Acquired – The Company has adopted SFAS No. 142 “Goodwill and Other Intangible Assets.”  Under this standard, goodwill will be tested for impairment on an annual basis or whenever indicators of impairment arise.  The Company recognized no impairment as of December 31, 2005, and considers year-end the date for its annual impairment testing.

Impairment of Long-Lived Assets – The Company evaluates the carrying value of long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying value of an asset within the scope of SFAS No. 144, “Accounting of the Impairment or Disposal of Long-Lived Assets,” may not be recoverable.  The Company’s assessment for impairment of assets involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition.  An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.   During 2003, the Company determined that its entire investment in MCubix software licenses was impaired.  The Company wrote-off the $140,000 investment.

On September 18, 2003, the Company entered into an Alliance Partner Agreement with Telinks Canada Ltd. (“Telinks”) to jointly provide a broad range of intelligent systems solutions to the existing and future clients of Telinks and Telinks’ affiliated companies.  The Alliance Partner Agreement provided Guardian with a minimum guarantee of $2 million in revenues.  The sole owner of Telinks was granted a warrant to acquire 200,000 shares of common stock at an exercise price of $2.00 per share.  The fair value of the warrants on the date of grant was used to measure the initial carrying value of the other long-term asset, and was to be expensed as stock compensation on a pro rata basis as the $2 million in guaranteed revenues were recognized.  However, as it became evident the revenues were not materializing, the Company determined that the warrants would not be issued.  This resulted in the reversal of the $145,684 deferred cost as of December 31, 2004.

On December 19, 2003, Guardian purchased certain intellectual property (IP) owned by Difference Engines, including, but not limited, to certain compression software technology described as Difference Engine’s Visual Internet Applications or DEVision, as well as title and interest in the use of the name and the copyright of Difference Engines.  This transaction was accounted for as an asset acquisition.  The purchase price for these assets was allocated to the acquired intangible assets (software).  However, based on a net realizable value analysis as of December 31, 2004, it was determined that the asset is impaired and the Company has taken a $1,498,731 write off, in accordance with the relevant provisions of SFAS 86, “Accounting for the Cost of Computer Software to be Sold, Leased or Other Wise Marketed.”

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

For software arrangements, the Company recognizes revenue according to the AICPA SOP 97-2, “Software Revenue Recognition”, and related amendments.  SOP No. 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements.  Revenue from multiple-element software arrangements is recognized using the residual method, pursuant to SOP No. 98-9, Modification of SOP 97-2, “Software Revenue Recognition, With Respect to Certain Transactions”.  Under the residual method, revenue is recognized in a multiple element arrangement when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement.  The Company allocated revenue to each undelivered element in a multiple element arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately.  Specifically, the Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance offered to customers, which is stated in the contract, and fair value of the installation based upon the price charged when the services are sold separately.  If evidence of the fair value cannot be established for undelivered elements of a software sale, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or vendor-specific objective evidence of fair value can be established.

Revenue from sublicenses sold on an individual basis and computer software licenses are recognized upon shipment, provided that evidence of an arrangement exists, delivery has occurred and risk of loss has passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured.

Revenue from software usage sublicenses sold through annual contracts and software maintenance is deferred and recognized ratably over the contract period.  Revenue from installation, training, and consulting services is recognized as services are performed.

Cost of goods sold incorporates direct costs of raw materials, consumables, staff costs associated with installation and training services, and the amortization of the intangible assets (developed software) related to products sold.

Research and Development - Guardian accounts for its software and solutions research and development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.”  During the years ended December 31, 2005, 2004 and 2003, Guardian expensed $858,218, $740,566 and $287,414, respectively for such costs.  No amounts were capitalized in these years.

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

Use of Estimates - The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Changes in these estimates and assumptions may have a material impact on the consolidated financial statements.  Certain estimates are particularly sensitive to change in the near term, and include estimates of net realizable value for intangible assets and of the valuation allowance for deferred tax assets.

Fair Value of Financial Instruments - The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value based on the liquidity of these financial instruments and their short-term nature.

Income Taxes - The Company accounts for income taxes under the liability method.  Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce tax assets to the amounts more likely than not to be realized.

Segment Information - SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements.  It also establishes standards for related disclosures about products and services, geographic areas, and major customers.  The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.  The Company’s chief operating decision-maker is considered to be the Company’s chief executive officer (“CEO”).  The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions for purposes of making operating decisions and assessing financial performance.  The entity level financial information is identical to the information presented in the accompanying consolidated statements of operations.  For 2005, the Company only had one group of similar products and services.  Therefore, the Company has determined that it operates in a single operating segment: radiology information and picture archiving and communication systems.

The Company operates in North and South America, and Europe.  In general, revenues are attributed to the country in which the contract originates.

Geographic Information
	Year Ended December 31
	2005	2004
Revenues:
The Americas:
Software licenses	$131,943	$20,000
Maintenance and support fees	4,000	-
Total North and South America	$135,943	$20,000

United Kingdom:
Software licenses	$123,047	$-
Maintenance and support fees	173,196	80,988
Total United Kingdom	$296,243	$80,988
Total	$432,186	$100,988

Long-lived assets:
Corporate	$1,536,594	$2,201,825
North America	831,938	129,165
United Kingdom	153,770	187,287
Total	$2,522,302	$2,518,277

Long-lived assets consist primarily of goodwill, deposits, software, patents, and property and equipment.  Corporate assets represent those assets generating software license revenue in the Americas and the United Kingdom.

Stock-Based Compensation - The Company measures compensation expense for its employee stock-based compensation plans using the intrinsic value method for 2003, 2004 and 2005, as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,”  The Company applies the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure,” as if the fair value-based method had been applied in measuring compensation expense for those years.  Under APB No. 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

As required under SFAS No. 123 and 148, the pro forma effects of stock-based compensation on net income and earnings per common share for employee stock options granted have been estimated at the date of grant, using a Black-Scholes option pricing model.  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net loss over the vesting period of the options.  The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation for the periods presented.

Year Ended December 31
	2005	2004 Restated	2003 Restated
Net loss - as reported	$ (13,147,446)	$ (29,220,176)	$ (6,581,647)
Add: stock-based employee compensation expense included in reported net loss	1,540,025	5,708,956	1,285,944
Deduct: stock-based employee compensation expense determined under the fair value based method for all awards	(7,093,430)	(8,197,612)	(3,425,521)
Pro forma net loss	$ (18,700,851)	$ (31,708,832)	$ (8,721,224)

Net loss per common share:
As Reported:
Basic and diluted	$ (0.43)	$ (1.45)	$ (0.79)

Pro forma:
Basic and diluted	$ (0.61)	$ (1.58)	$ (1.05)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are not transferable.

The following weighted-average assumptions were used for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Risk-free interest rate	4.3%	4.0%	2.0%
Expected volatility	82.0%	133.0%	5.0%
Dividend yield	0.0%	0.0%	0.0%
Expected life	9 years	6 years	10 years

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections; a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  Statement 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so, or a new standard requires adoption by application of a different method (e.g. prospective application).  The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005.  The Company has assessed the impact of Statement 154, and does not expect it to have an impact on its financial position, results of operations or cash flows for the foreseeable future.

On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 that provides interpretive guidance on the implementation of SFAS No. 123R and certain SEC rules and regulations.  SAB No. 107 provides guidance that may simplify some of SFAS No. 123R’s implementation challenges and enhance the information that investors receive.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which addresses the accounting for share-based compensation transactions.  SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies as of the first interim or annual reporting period that begins after December 15, 2005.  The Company is evaluating the provisions of this standard.  Depending upon the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company's financial position and results of operations.  The pro forma effect on prior years is disclosed below.

NOTE 4. FINANCING ARRANGEMENTS

Beginning December 8, 2003, and concluding December 19, 2003, the Company entered into a series of purchase agreements with eight individuals under which convertible promissory notes in the aggregate amount of $700,000 and warrants to purchase 311,250 shares of our common stock were issued.  200,000 of the warrants are exercisable during the eighteen (18) month period commencing on the date of issuance at a price of $2.50 per share.  The remaining warrants are exercisable as follows:  (i) 80,000 warrants exercisable during the twenty-four (24) month period commencing on the date of issuance at a price of $2.50 per share, and (ii) 31,250 warrants exercisable during the sixty (60) month period commencing on the date of issuance at a price of $5.00 per share.  The proceeds of the sale of the notes were used by the Company for working capital purposes.  The notes bore interest at 10% and were repayable sixty days after the date of issuance of the notes (maturity date).  The warrants contain certain anti-dilution provisions in the event of a stock dividend, subdivision or our capital stock, capital reorganization, consolidation or merger of Guardian.  The warrants also contain piggy-back registration rights.  The unpaid notes and interest, which were extended for 120 days beyond the maturity date, bore interest at the rate of 18% per annum.  The face amount of the notes was reduced by the relative fair value of the warrants of $202,841 as described above.  This discount was amortized to interest expense over the 60-day term of the notes.  The bridge notes matured during February 2004 and were extended by the note holders for an additional 120 days.  In consideration of the extension of the maturity date of the bridge notes, the Company issued each note holder an additional warrant, on the same terms and conditions as the original warrants, for each of the original 311,250 warrants.  The fair value of the warrants was calculated using the Black-Scholes Model, and the Company recorded $789,300 as an increase in interest expense and additional paid-in capital in 2004.  On April 28, 2004, all holders of the convertible bridge financing notes elected to convert their outstanding principal and accrued interest into equity, on the same terms and as conditions a contemporaneous private placement.  At that time, the note holders converted $700,000 in outstanding principal and $99,185 of accrued interest into 499,480 shares of Guardian common stock (converted at $1.60 per share) and 124,870 stock purchase warrants ($2.65 per share expiring twenty-four [24] months from date of issue).

For the year ended December 31, 2003, the Company analyzed the provisions of the convertible note host contracts in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and

Potentially Settled in, a Company’s Own Stock.”  Because the convertible notes contain variable payment terms (at inception the number of shares and/or the equivalent cash settlement were not fixed), and as a result of the Company not having sufficient authorized and unissued shares of common stock to settle the contracts (after considering all other commitments that may require the issuance of stock during the maximum period the convertible note contracts could remain outstanding), the note contracts do not qualify as conventional convertible debt, and the Company has concluded that the convertible note contracts should be analyzed under the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and embedded derivative features should be bifurcated and separately measured at fair value.

The fair value of the embedded conversion option was determined using the Black-Scholes method for valuing options, but was limited to proceeds from the note, after allocation to freestanding warrants based on the estimated relative fair value of the notes and freestanding warrants to total proceeds, or $700,000. Therefore, as more fully described in Note 2, the fair value of the embedded conversion option was approximately $497,159 as of December 31, 2003, and was recorded as a derivative liability.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31,

	2005	2004
Computer and equipment	$707,857	$186,636
Software	65,378	61,188
	773,235	247,824
Less: Accumulated depreciation	181,337	115,052
	$591,898	$132,772

Depreciation expense for 2005, 2004 and 2003 was $66,285, $25,734, and $26,734, respectively.

NOTE 6. STOCKHOLDERS’ EQUITY

Unless otherwise indicated, fair value is determined by reference to the closing price of the Company’s common stock on the measurement date.  Stock options included in stockholders’ equity reflect only those granted at an exercise price that was less than fair value (as defined above).  Generally, the measurement date for employee stock compensation is the grant date.  In the case of outside consultants, the measurement date is the date of binding commitment.  This total cost is first reflected as deferred compensation in stockholders’ equity (deficit) and then amortized to compensation expense on a straight-line basis over the period over which the services are performed.  For non-employee grants, the total cost is re-measured at the end of each reporting period based on the fair value on that date, and the amortization is adjusted in accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issured to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Warrants were valued under the Black-Scholes method using the same assumptions for stock option grants.

Common Stock

Pursuant to the terms of a placement agreement, dated December 22, 2003, as amended February 27, 2004, the Company engaged Berthel Fisher & Company Financial Services, Inc. (“Berthel Fisher”) to act as our placement agent in connection with a contemplated private offering of our securities exclusively to certain “accredited investors” pursuant to Rule 506 of Regulation D under the Securities Act.  Under the terms of the offering, investors received units of securities, each unit consisting of four shares of common stock and one common stock purchase warrant to purchase one share of common stock exercisable at a price of $2.65 per share during an eighteen month period following the initial closing.  We paid or issued the following compensation to Berthel Fisher for its services as placement agent in connection with the offering: (i)

199,800 shares of common stock; (ii) placement agent’s warrants to purchase 10% of the shares issued in the offering (excluding the shares underlying the Class A Warrants) for an aggregate of 499,502 warrants; and (iii) investment banking fees, commissions and reimbursable expenses in the aggregate amount of approximately $766,000.  The placement agent’s warrants are exercisable at a price of $1.92 per share for a period of five years from the date of issuance, and contain certain piggyback registration rights and a cashless exercise provision.

During April and May 2004, the Company closed a $7,992,016 private placement of 4,995,010 shares and 1,248,752 warrants.  The securities were placed by Berthel Fisher.  The offering generated net proceeds of $7,188,635 after deducting commissions, investment banking fees, and legal expenses of $803,381.  The table below details the investment transactions that occurred:

On April 28, 2004, all holders of the convertible bridge financing notes elected to convert their outstanding principal and accrued interest into equity, on the same terms and conditions as the private placement.  At that time, the note holders converted $700,000 in outstanding principal and $99,385 of accrued interest into 499,480 shares of Guardian common stock (converted at $1.60 per share) and 124,870 stock purchase warrants ($2.65 per share expiring eighteen [18] months from date of issue).

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

On May 15, 2004, the Company issued 250,000 shares of common stock for the completion of consulting services and recorded an expense of $2,062,255.

On August 30, 2004, the Company issued 50,000 shares of common stock as compensation for services rendered under a consulting services agreement and recorded an expense of $125,000 during 2004.

On September 16, 2004, the Company cancelled 80,000 shares of common stock and adjusted common stock and additional paid-in capital accounts accordingly for $80.

On December 18, 2004, the Company issued 25,000 shares of common stock to its investor relations firm for services to be rendered under a one year consulting services agreement and recorded a deferred compensation expense of $123,000 which was expensed during 2005.

During January 2005, the Company accepted direct investment from an accredited investor of $75,000 and issued 50,000 shares of common stock.

During January 2005, the Company accepted direct investment, previously subscribed in December 2004, from an accredited investor of $1,000,000 and issued 500,000 shares of common stock.

During April 2005, pursuant to the terms of a Units Purchase Agreement, the Company closed on a private placement of its securities totaling $1,200,000 before deductions of $177,461 for certain investment banking fees and expenses.  The Company issued to the investors 480,000 shares of common stock and 120,000 Class B Common Stock Purchase Warrants with an exercise price of $3.00 per share that are exercisable through August 15, 2006.  In addition, the placement agent received 48,000 stock purchase warrants with an exercise price of $3.00 per share for a period of five years from the date of issuance, containing certain anti-dilution provisions, a piggy-back registration right, a cashless exercise provision, and other customary provisions.  The Company issued 48,000 warrants to placement agents as compensation for the transaction.

On May 16, 2005, under the incentive compensation terms of a consulting agreement with its primary investor relations consultant, the Company issued 24,000 shares of common stock in exchange of commissions for shares.  The Company adjusted common stock and additional paid-in capital accounts accordingly for $24.

During June 2005, the Company accepted direct investment from a group of accredited investors of $400,000 and issued 200,000 shares of common stock.

During July and August 2005, the Company closed on a private placement of its securities totaling $4,650,000 before deductions of $129,500 for certain investment banking fees and expenses.  The Company issued to the investors 2,370,000 shares of common stock.  In addition, the placement agent received 92,000 stock purchase warrants with an exercise price of $3.00 per share for a period of five years from the date of issuance, containing certain anti-dilution provisions, a piggy-back registration right, a cashless exercise provision, and other customary provisions.  The Company issued 102,500 warrants to placement agents as compensation for the transaction.

During September 2005, the Company accepted direct investment from two accredited investors of $52,124 and issued 26,062 shares of common stock.

Preferred Stock

The Company has the authority to issue 1,000,000 shares of preferred stock.  The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares.

The shareholders of RJL received 4,097 shares of Series “A” Preferred Stock, $0.20 par value per share (“Preferred A”) of the Company.  In addition, the Company committed 1,430 shares as compensation under a consulting agreement for the successful targeting and closing of the reverse acquisition.  The shares of Preferred A have a preferential liquidation value of $0.20 per share and each share will be automatically converted into 1,000 shares of common stock of the Company (subject to certain anti-dilution adjustments) upon the Company attaining earnings before income taxes and depreciation and amortization (EBITDA) aggregating $2,500,000, commencing on the date of the reverse acquisition and terminating on June 26, 2005, as evidenced by the Company’s financial statements contained in its reports filed with the SEC under the Securities Exchange Act of 1934.  The foregoing shares were issued to the RJL shareholders in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (“the Act”)

and set forth in Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder, and constitute “restricted securities” within the meaning of Rule 144 (a)(3) under the Act.

On November 23, 2004, the stockholders of the Company voted in the affirmative to automatically convert all shares of the Company’s Series A Convertible Preferred Stock into shares of Common Stock.  Messrs. Dishaw and Trudnak are directors, executive officers, and principal stockholders of the Company, and are interested persons and directly affected by the outcome of this conversion.  Moreover, Mr. Tobin, the third holder of the Series A Convertible Preferred Stock, is a principal stockholder of the Company.  Robert A. Dishaw, the President, the Chief Operating Officer, a director, and a principal stockholder of the Company, owned beneficially and of record 2,212 shares of Series A Convertible Preferred Stock.  Michael W. Trudnak, the CEO, Chairman, Secretary, a director, and a principal stockholder of the Company, owned beneficially and of record 1,885 shares of Series A Convertible Preferred Stock.  Effective November 30, 2004, and without further action of the board or such stockholders, Mr. Dishaw received, upon conversion of all of the shares of Series A Convertible Preferred Stock owned beneficially and of record by him as of that date, an aggregate of 2,212,000 shares of common stock of the Company, and Mr. Trudnak received, upon conversion of all of the shares of Series A Convertible Preferred Stock owned beneficially and of record by him as of that date, an aggregate of 1,885,000 shares of common stock of the Company.  Mr. Tobin owned beneficially and of record 1,430 shares of Series A Convertible Preferred Stock as of that date and upon conversion received an aggregate of 1,430,000 shares of common stock of the Company.

The Company also designated an aggregate of 1,170 shares of preferred stock as Series B Convertible Preferred Stock, $0.20 par value per share (“Preferred B”).  Holders of Preferred B shares are not entitled to receive dividends, to vote their shares (except as required by Delaware law), or to any preemptive rights.  Holders are entitled to a liquidation preference of $0.20 per share and an automatic conversion of each Preferred B share into 1,000 shares of common stock (subject to certain anti-dilution adjustments) upon the Company obtaining shareholder approval for an increase in the number of common shares authorized.  Shares of Preferred B are not otherwise convertible.  At the date of the reverse acquisition all of the Preferred B shares had been committed to consultants.  The Company issued the Preferred B shares as follows:  (i) 690 shares for investor relations services, and (ii) 480 shares for marketing and sales initiatives within the life sciences market.  These shares were converted to common stock effective February 13, 2004.

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

During October and November, 2003, the Company closed on the sale of an aggregate of 545 shares of Series C Convertible Preferred Stock.  Berthel Fisher acted as the placement agent for the offer and sale of such shares.  The Company received net proceeds from the sale of such shares of $629,895, and issued to Berthel Fisher placement agent’s warrants to purchase an aggregate of 21,832 shares of our common stock, and to reimburse certain extraordinary expenses of Berthel Fisher.  The placement agent’s warrants are exercisable at a price of $1.95 per share during the five year period following the issuance thereof and contain piggy back registration rights.

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

Stock Warrants

The Company has issued warrants as compensation to its placement agent and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.  In connection with the offer and sale of shares of Series C Convertible Preferred Stock, the Company issued to Berthel Fisher, on October 14, 2003, warrants to purchase an aggregate of 16,320 shares of common stock and, on November 24, 2003, warrants to purchase an aggregate of 5,480 shares of common stock.  The warrants are exercisable for a period of five years from the issue date at a price of $1.95 per share.  The warrants contain certain anti-dilution provisions in the event of a stock dividend, subdivision of our capital stock, or capital reorganization, consolidation or merger of Guardian.  The warrants also contain a piggy back registration right.

During December 2003, the Company issued an aggregate of 331,250 warrants to purchase our common stock in connection with the issuance of our bridge notes.  The warrants are exercisable at a prices ranging from $2.50 to $5.00 per share for a period ranging from eighteen (18) months to five (5) years from the issue date.  The warrants contain certain anti-dilution provisions in the event of a stock dividend, subdivision or our capital stock, capital reorganization, consolidation or merger of Guardian.  The warrants also contain piggy back registration rights.  The bridge notes matured during February 2004 and were extended by the note holders for an additional 120 days.  In consideration of the extension of the maturity date of the bridge notes, the Company issued each note holder an additional warrant, on the same terms and conditions as the original warrants, for each of the original 331,250 warrants.

In October 2003, the Company entered into a placement agent agreement with another investment bank.  Management believed the investment bank failed in its obligations under the agreement.  On March 16, 2004, the Company negotiated a termination of this placement agent agreement and compensated the investment bank through the issuance of 250,000 two-year warrants to purchase our common stock at a price of $1.00 per share, the value of which was charged to operations in the year ended December 31, 2003.  On March 17, 2004, the investment bank exercised its cashless exercise provision and the Company issued 197,368 shares of Rule 144 restricted common stock to the investment bank.

On September 18, 2003, the Company entered into an Alliance Partner Agreement with Telinks Canada Ltd. (“Telinks”) to jointly provide a broad range of intelligent systems solutions to the existing and future clients of Telinks and Telinks’ affiliated companies.  The Alliance Partner Agreement provided Guardian with a minimum guarantee of $2 million in revenues.  In addition, the sole owner of Telinks was granted a warrant to acquire 200,000 shares of common stock at an exercise price of $2.00 per share.  The warrants expire September 16, 2005.  To date Telinks has been unsuccessful in generating any revenues for Guardian.  Based on Telinks financial inability to pay Guardian the $2 million guarantee, the parties verbally agreed in September 2004 to terminate the agreement.  The Company has determined that the asset was impaired and the deferred costs were written off.

On April 15, 2005, the Company entered into a placement agent agreement with an investment bank and issued 48,000 warrants at an exercise price of $3.00 that expire on August 15, 2010.  At the same time, the Company issued 75,000 warrants to investors at an exercise price of $3.00 that expire on August 15, 2006.

On July 13, 2005, the Company entered into a placement agent agreement with an investment bank and other brokers and issued 120,500 warrants, including 10,000 warrants at an exercise price of $2.00 that expire on February 16, 2007; 18,000 warrants at an exercise price of $2.00 that expire on June 30, 2007; and 92,500 warrants at an exercise price of $2.60 that expire on July 12, 2010.  At the same time, the Company issued 10,000 warrants to investors at an exercise price of $2.00 that expire on June 30, 2007.

Warrant Exercise

During March 2005, an investor in the 2004 Private Placement exercised 2,342 stock purchase warrants that resulted in the issuance of 2,342 shares of common stock for cash proceeds to the Company of $6,206.

During July 2005, a group of investors in the 2004 Private Placement exercised 3,125 stock purchase warrants that resulted in the issuance of 3,125 shares of common stock for cash proceeds to the Company of $8,281.

During August 2005, a group of investors in the 2004 Private Placement exercised 50,625 stock purchase warrants that resulted in the issuance of 50,625 shares of common stock for cash proceeds to the Company of $134,156.

During August 2005, the placement agent for the 2004 Private Placement exercised 1,000 stock purchase warrants that resulted in the issuance of 1,000 shares of common stock for cash proceeds to the Company of $1,920.

During September 2005, a group of investors in the 2004 Private Placement exercised 856,173 stock purchase warrants that resulted in the issuance of 856,173 shares of common stock for cash proceeds to the Company of $2,043,938 in September 2005 and $277,179 in October 2005.

During September 2005, the placement agent for the 2004 Private Placement used the cashless exercise provision of their stock purchase warrants to exchange 23,940 stock purchase warrants for 14,646 shares of common stock.

During June 2005, in conjunction with a private placement to certain investors and as consideration for the investment of $650,000, the Company agreed to a one-year extension of the exercise period for outstanding stock purchase warrants totaling 690,586 warrants.

The table below shows the outstanding warrants as of December 31, 2005.

Common Stock Purchase Warrants	Number of Warrants Granted and Outstanding	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire

Placement Agent	21,800	November 24, 2003	$ 1.95	November 24, 2008
	249,409	May 14, 2004	$ 1.92	May 13, 2009
	239,745	May 14, 2004	$ 1.95	May 13, 2009
	50,000	December 27, 2004	$ 2.00	December 26, 2006
	10,000	July 13, 2005	$ 2.00	February 16, 2007
	18,000	July 13, 2005	$ 2.00	June 30, 2007
	92,500	July 13, 2005	$ 2.60	July 12, 2010
	65,000	February 6, 2004	$ 2.65	February 25, 2009
	48,000	April 15, 2005	$ 3.00	August 15, 2010
794,454

Bridge Noteholders	200,000	December 8, 2003	$ 2.50	June 7, 2006
	120,000	December 19, 2003	$ 2.50	June 18, 2006
	80,000	December 19, 2003	$ 5.00	March 17, 2006
	80,000	December 19, 2003	$ 5.00	June 17, 2006
	62,500	December 19, 2003	$ 5.00	December 7, 2006
542,500

Private Placement Investors	54,600	May 14, 2004	$ 2.65	September 23, 2006
	10,000	July 13, 2005	$ 2.00	June 30, 2007
	75,000	April 15, 2005	$ 3.00	August 15, 2006
139,600

Consultants	250,000	May 19, 2004	$ 5.00	May 19, 2007

Total Warrants Issued and Outstanding	1,726,554

2003 Stock Incentive Plan

On August 29, 2003, the board of directors adopted the 2003 Stock Incentive Plan and amended and restated the plan on December 2, 2003 (“Plan”).  On February 13, 2004, the stockholders approved the Plan and an increase in the authorized number of shares of common stock to 200,000,000.  Under the Plan, Guardian may issue options which will result in the issuance of up to an aggregate of 30,000,000 shares of Guardian common stock.  The board of directors recommended that the Company submit the Plan to the stockholders for their approval. The amended and restated Plan was approved by the stockholders on February 13, 2004.

Pursuant to the terms of the Plan, Guardian may grant Non-Qualified Options to directors or consultants of Guardian and its subsidiaries at any time, and from time to time, as shall be determined by the board of directors or a committee appointed by the board. The Plan also provides for the Incentive Options available to any officer or other employee of Guardian or its subsidiaries as selected by the board of directors or a committee appointed by the board.

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

The price at which shares of common stock covered by the option can be purchased is determined by Guardian’s board of directors or a committee appointed by the board.    In the case of an Incentive Option, the  exercise price shall not be less than the fair value of Guardian’s common stock on the date the option was granted or in the case of any optionee who, at the time such incentive stock option is granted, owns stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of his employer corporation or of its parent or subsidiary corporation, not less than one hundred ten percent (110%) of the fair value of such stock on the date the incentive stock option is granted.

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

During 2005, the Company’s employees exercised a total of 400,000 incentive stock options which resulted in the issuance of 400,000 shares of common stock for total cash proceeds to the Company of $200,000.

Summary of stock option activity is as follows:

	Weighted Average Exercise Price	Number of Options
Outstanding January 1, 2003	$ -	-
Granted ($0.36 - $3.25)	$ 0.71	1,780,000
Exercised	$ -	-
Cancelled	$ -	-
Outstanding December 31, 2003	$ 0.71	1,780,000

Outstanding January 1, 2004	$ 0.71	1,780,000
Granted ($0.36 - $4.10)	$ 1.38	3,522,800
Exercised ($0.50 - $1.25)	$ 0.58	(270,000)
Cancelled ($0.50 - $3.60)	$ 0.81	(600,000)
Outstanding December 31, 2004	$ 1.24	4,432,000

Outstanding January 1, 2005	$ 1.24	4,432,000
Granted ($2.67 - $5.27)	$ 3.44	695,000
Exercised ($0.50)	$ 0.50	(400,000)
Cancelled ($2.80 - $4.99)	$ 3.44	(40,000)
Outstanding and Exercisable December 31, 2005	$ 1.61	4,687,800

The following table summarizes additional information about stock options outstanding at December 31, 2005:

Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Yrs)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.36 - $0.50	2,910,000	7.94	$0.48	2,910,000	$0.48
$1.25	28,000	8.20	1.25	28,000	1.25
$1.93 - $5.27	1,749,800	8.83	3.50	1,749,800	3.50
	4,687,800	8.27	$1.61	4,687,800	$1.61

Common Shares Reserved – At December 31, 2005, shares of common stock reserved for future issuance were as follows:

Outstanding stock options	4,687,800
Stock options available for grant	24,642,200
Warrants to purchase common stock	1,726,554

Consulting Stock Compensation

On June 24, 2005, the Company entered into a six-month consulting agreement for public relations services under which the consultant received compensation in the form of 25,000 shares of common stock.

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

NOTE 7. ACQUISITIONS

Difference Engines Corporation

On December 19, 2003, Guardian purchased certain intellectual property (IP) owned by Difference Engines, including but not limited to certain compression software technology described as Difference Engine’s Visual Internet Applications or DEVision, as well as title and interest in the use of the name and the copyright of Difference Engines.  This transaction has been accounted for as an asset acquisition.  The purchase price for these assets was allocated to acquired intangible assets (software) and amortization was expected on a straight-line basis over 3 years.

Under the terms of the agreement, Guardian issued 587,000 shares of its common stock as consideration for the purchase of the IP, and cancelled a convertible promissory note that Difference Engines issued to Guardian in the amount of approximately $25,000 representing advances Guardian made to Difference Engines.  The founders of Difference Engines provided certain releases to Guardian related to their contribution of the technology to Difference Engines.  The 587,000 shares of common stock were subject to a two (2) year lock up that ended in December 19, 2005.  Guardian also granted Difference Engines piggy-back registration rights for a period of three (3) years commencing on the date of the expiration of the lock up period with regard to the shares issued in the transaction.  Upon expiration of the two (2) year lock up period, in the event the shares are not eligible for resale under Rule 144 and have not been registered under the Securities Act, the holder of the shares may demand redemption of the shares.  The redemption price is calculated on the basis of the average of the closing bid and asked prices of Guardian’s common stock for the twenty (20) consecutive business days ending on the day prior to the date of the exercise of the holder’s right of redemption.  The Company reclassified and revalued, based on the contractual redemption value, the 587,000 shares of common stock issued as consideration, from permanent equity to temporary equity.  As shares of common stock are sold by the holders and/or the Company registers its outstanding shares of common stock, the then current fair value of those shares, based on the redemption value, shall be reclassified from temporary equity to permanent equity.

During 2004, based on a net realizable value calculation, it was determined that this acquired intangible asset was fully impaired and the Company recognized a write off of $1,498,731.

Wise Systems, Ltd.

On July 27, 2004, the Company completed the acquisition of Wise Systems Ltd., and under the terms of the stock purchase agreement, Guardian acquired all of Wise’s stock from Wise’s two shareholders, Martin Richards and Susan Richards.  Guardian paid Wise’s two stockholders an aggregate of $1,929,500 in cash, and issued them shares of the Company common stock in the amount of $500,000.  $929,500 of the cash purchase price was paid at closing, and the remaining $1,000,000 of the cash purchase price was paid by means of the issuance of an interest bearing promissory note due 90 days after closing.  The deferred portion of the cash purchase price was paid upon maturity of the promissory note.  Guardian issued an aggregate of 106,739 shares of its common stock as the stock portion of the purchase price. The shares were valued on the basis of the average high and low sales prices of the stock for the 30 business day period, which ended two days prior to the closing of the transaction.  At closing, the shares were deposited in escrow and are subject to forfeiture in the event Guardian Healthcare Systems Division does not achieve certain revenue thresholds over the three years following closing.  In the 1st annual performance period ending July 28, 2005, Guardian Health Systems did not achieve the revenue threshold.  Therefore, 35,580 shares were forfeited and returned to the Company out of escrow and such shares were cancelled.  Fair value of the additional contingent consideration will be recognized as an additional purchase price, and appropriately allocated to goodwill, once the contingency has been resolved. As the contingencies are not resolved as of December 31, 2005, no contingent consideration has yet been recognized.  The shares of stock are subject to a three-year lock-up.  In addition, Guardian repaid as part of the purchase price an outstanding loan of one of the directors of Wise in the amount of $79,500.  At closing, the co-founder of Wise, Mr. Martin Richards, entered into an employment agreement with Guardian as Vice President of European Operations for a period of two years following closing at a base salary of $210,250 per annum.  Also, Mr. Martin Richards and Ms. Susan Richards resigned their positions as officers of Wise and as members of Wise’s Board of Directors, and entered into noncompete agreements with the Company for a period of three years following closing. Furthermore, effective as of the closing, Mr. Martin Richards was released from personal guarantees of certain of Wise’s bank debt obligations and of Wise’s real property lease obligations.

The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

SUMMARY OF NET ASSETS ACQUIRED AND LIABILITIES ASSUMED
Cash	$ 609
Accounts receivable	89,513
Other current assets	725
Equipment, net	55,225
Goodwill	119,191
Intangible assets, net	2,264,630
Total assets acquired	$ 2,529,893
Accounts payable	$ 299,501
Total liabilities assumed	299,501
Net assets acquired	$ 2,230,392

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

Pro forma information (unaudited):

Year Ended December 31
	2004 Restated	2003 Restated
Revenue	$ 326,351	$ 345,603
Loss from continuing operations	$ (28,787,379)	$ (7,082,523)
Net loss per common share - basic and dilutive	$ (1.43)	$ (0.85)

Weighted Average Shares Common Stock	20,086,795	8,314,785

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

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

The Company acquired intangible assets from Wise consisting of software technology valued at $2,264,630 and goodwill of $119,191 during the year ended December 31, 2004.  Under SFAS No. 142, the software technology is considered to have a finite life, which management has estimated to be 5 years.  The value of the asset will be amortized on a straight-line basis over this period.  The Company continues to develop and market the software technology acquired, specifically for sale in the U.S. marketplace, and has concluded that no impairment existed as of December 31, 2005, as its net realizable value exceeds its carrying value.  Goodwill is a non-amortizing intangible asset subject to ongoing evaluation for impairment.

	As of December 31, 2005
	Gross Cost	Accumulated Amortization	Net Book Value

Intangibles with indefinite lives:
Goodwill	$112,986	$-	$112,986

Intangibles with finite lives:
Software technology	$2,326,226	$766,271	$1,559,955
Patent acquisition costs	174,528	6,040	168,488
	$2,500,754	$772,311	$1,728,443

The Company’s estimated amortization expense is $450,867 for 2006 through 2008, $242,259 for 2009, and $133,584 total for 2010 and thereafter.  In accordance with SFAS No. 142, the Company reassessed the useful lives of all finite intangibles, and it was determined that no changes to such lives should be made and that there were no residual values associated with any of the intangible assets.

NOTE 9. INCOME TAXES

There is no benefit or provision for income taxes reflected in the accompanying financial statements.  Reconciliation between the provision for income taxes computed by applying the statutory Federal income tax rate and the provision for income taxes is as follows:

YEAR ENDED DECEMBER 31	2005		2004 Restated		2003 Restated

Federal benefit at statutory rate	$ (4,470,131)	34%	$ (9,720,541)	35%	$ (2,237,760)	34%
Increase (decrease) due to:
State benefits, net of federal benefits	(520,639)	4%	(1,132,157)	4%	(260,633)	4%
Difference in valuation stock-based compensation	1,098,214	-8%	4,247,724	-15%	345,128	-5%
Stock option exercises	144,865	-1%	1,890,771	-7%	488,144	-8%
Equity in loss of subsidiary	469,594	-4%	200,294	-1%	0	0%
Other	14,385	0%	11,199	0%	11,207	0%
Valuation allowance	3,263,712	-25%	4,502,710	-16%	1,653,914	-25%

Provision for income taxes	$ -	0%	$ -	0%	$ -	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s net deferred tax assets as of December 31, 2005 and 2004 were as follows:

	2005	2004 Restated
Deferred tax assets:
Accrued salaries	$ 52,706	$ 33,672
Accrued leave	13,292	-
Depreciation and amortization	145,933	851,054
Net operating loss carryforwards, not yet utilized	9,178,459	5,310,280
Total deferred tax assets	9,390,391	6,195,006
Valuation allowance for deferred tax assets	(9,390,391)	(6,195,006)
Net deferred tax assets	$ -	$ -

For income tax purposes, the Company has a net operating loss carryforwards of approximately $9,178,459 at December 31, 2005 that, subject to applicable limitations, may be applied against future taxable income.  If not utilized, the net US operating loss carryforward will begin to expire in 2023. The Company reduced the valuation allowance related to the deferred income tax asset by the amount of the deferred tax liability of $918,000 resulting from the Wise acquisition.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

On August 18, 2004, the Company became a defendant in a lawsuit in Minnesota state court entitled VisualGold v. Thomas E. Ramsay, Nancy Goetzinger and Guardian Technologies International, Inc.   VisualGold has alleged that the Company tortuously interfered with its contracts and prospective economic advantage by engaging Thomas Ramsay to work as a consultant, and that Ramsay transferred certain of its trade secrets to the Company.  The Company strenuously denies the allegations, and has asserted counterclaims against VisualGold and other third parties for misappropriation of the Company's trade secrets.  The Company is seeking compensatory and punitive damages, attorneys’ fees and costs.  Ramsay and Goetzinger have also filed counterclaims against VisualGold.  On October 15, 2004, following extensive briefing and a hearing on the matter, Judge Isabel Gomez of Hennepin County District Court denied VisualGold's motion for a temporary injunction against the Company in all regards.  Discovery had then been proceeding until August, 2005, when the Court imposed a stay of all proceedings in the case, pending the final determination of the other parties' access rights to certain of the Company's documents and materials.  There was on January 31, 2006, an initial determination by the U.S. Government's Department of Homeland Security that the Company's source code was deemed to be Sensitive Security Information that could not be disclosed or used in the suit. The stay originally entered by the Court in August 2005 is currently still in place. If and when the stay is lifted, the Company intends both to vigorously defend against the claims made against it and to pursue its own counterclaims.  Based on the advice of counsel, the Company believes that it has substantial defenses to the allegations and that the claims made against the Company are without merit.

The ultimate resolution of this lawsuit could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

NOTE 11. EMPLOYMENT AGREEMENTS

The Company entered into an employment agreement with Mr. Robert A. Dishaw effective November 21, 2005, when Mr. Dishaw resigned as President and Chief Operating Officer of the Company, thereby, terminating his employment agreement, dated December 10, 2004.  Mr. Dishaw will remain a director of the Company and also provide consulting services to the Company.  The consulting services agreement provides that Mr. Dishaw will perform services with regard to the distribution of the Company’s products through EGC International, Inc., and that he shall be the primary intermediary with EGC. The agreement is for a term of three (3) years unless earlier terminated.  The agreement provides for a consulting fee of $180,000 during year one, $130,000 during year two, and $80,000 during year three.  Mr. Dishaw will also be entitled to be paid a sales override commission of 3% of gross revenues from sales of Company products to EGC or its resellers, and 3% of gross revenues from sales of Company products to certain approved clients.  Mr. Dishaw shall continue to participate in benefit policies and plans of the Company, and shall be entitled to receive reimbursement of reasonable expenses.  The agreement may be terminated by Mr. Dishaw upon thirty (30) days prior written notice. The agreement may also be terminated by reason of his death, disability, for cause, or by reason of a “change in control” of the Company.  In the event of termination by reason of death or cause, consultant shall not be entitled to any further compensation.  In the event of termination by reason of disability, employee is entitled to receive a lump sum of $50,000 within 30 days of termination, subject to the Company’s right to have the agreement reinstated in the event consultant is able to resume his duties under the agreement.  Upon the occurrence of a change in control, consultant shall be entitled to receive a discounted lump sum equal to the remaining compensation due under the agreement.  The term “change in control” means:

•

Acquisition by any person or group of securities of the Company representing 50% or more of the Company’s common stock and/or combined voting power of its outstanding securities;

•

Substantially all of the assets of the Company or assets that constitute a substantial or material business segment are sold, exchanged, transferred or otherwise disposed of;

•

The Company’s shareholders approve a merger, consolidation, share exchange, division or other reorganization or transaction of the Company with another person, other than a transaction that would result in the voting securities of the Company outstanding immediately before the transaction continuing to represent at least two-thirds of the combined voting power immediately after such transaction of (i) the Company’s outstanding securities, (ii) the surviving entity’s securities, or (iii) in the case of a division, the outstanding securities of each entity resulting from the division, in each case that have the right under ordinary circumstances to elect a majority of such entity’s board of directors or other governing body;

•

During any period of twenty-four months, individuals who at the beginning of such period constituted the board of directors of the Company cease for any reason to constitute at least a majority of the board of directors of the Company.

The Company entered into an employment agreement with Mr. Michael W. Trudnak commencing on January 1, 2003.  We amended that agreement effective December 10, 2004.  The amended agreement is for a three year term, commencing June 26, 2003, and is renewable for one year terms.  The employment agreement provides for annual compensation to Mr. Trudnak of $275,000.  The agreement provides for a monthly automobile allowance of $500, incentive compensation and/or bonuses as determined by Guardian, participation in Guardian’s stock option plan, and participation in any of Guardian’s employee benefit policies or plans.  The employment agreement may be terminated upon the death or disability of the employee or for cause.  In the event the agreement is terminated by us, other than by reason of the death or disability of the employee or for cause, the employee is entitled to payment of his base salary for one year following termination.  The employee may terminate the agreement on 30 days prior notice to Guardian. The employee has entered into an employee proprietary information, invention assignment and non-competition agreement, pursuant to which the employee agrees not to disclose confidential information regarding Guardian, agrees that inventions conceived during his employment become the property of Guardian, agrees not to compete with the business of Guardian for a period of one year following termination of employment, and agrees not to solicit employees or customers of Guardian following termination of employment.

The Company also entered into employment agreements with Mr. Darrell E. Hill, Vice President, Program Management, and Mr. Steve Lancaster, Vice President, Business Development which we amended December 10, 2004.  The amended agreements are essentially the same as the agreements with Mr. Trudnak, except that the agreements provide for base salaries of $125,000 per annum.

The Company entered into an employment agreement with Mr. William J. Donovan commencing on November 21, 2005.  The new agreement supersedes his employment agreement with the Company,

effective August 18, 2003.  The new employment agreement with Mr. Donovan is essentially the same as the agreement with Mr. Trudnak, except that Mr. Donovan’s agreement provides for an annual salary of $265,000.  Further, if Mr. Donovan terminates his employment by reason of the following material reasons (each a “material reason”): written demand by the Company to change the principal workplace of the employee to a location outside of a 50-mile radius from the current principal address of the Company; a material reduction in the number or seniority of personnel reporting to employee or a material reduction in the frequency  or in nature of matters with respect to which such personnel are to report to employee, other than as part of a Company wide reduction in staff; an adverse change in employee’s title; a material decrease in employee’s responsibilities; or a material demotion of employee, Mr. Donovan is entitled to be paid the greater of the base salary remaining under the employment agreement or twelve months base salary.  Also, in the event of a “change in control” of the Company and, within 12 months of such change of control, employee’s employment is terminated or one of the events in the immediately preceding sentence occurs, Mr. Donovan is entitled to be paid his base salary for 18 months following such termination or event.  A “change in control” would include the occurrence of one of the following events:

•

The approval of the shareholders for a complete liquidation or dissolution of the Company;

•

The acquisition of 20% or more of the outstanding common stock of the Company or of voting power by any person, except for purchases directly from the Company, any acquisition by the Company, any acquisition by a Company employee benefit plan, or a permitted business combination;

•

If two-thirds of the incumbent board members as of the date of the agreement cease to be board members, unless the nomination of any such additional board member was approved by three-quarters of the incumbent board members;

•

Upon the consummation of a reorganization, merger, consolidation, or sale or other disposition of all or substantially all of the assets of the Company, except if (i) all of the beneficial owners of the Company’s outstanding common stock or voting securities who were beneficial owners before such transaction own more than 50% of the outstanding common stock or voting power entitled to vote in the election of directors resulting from such transaction in substantially the same proportions, (ii) no person owns more than 20% of the outstanding common stock of the Company or the combined voting power of voting securities except to the extent it existed before such transaction, and (iii) at least a majority of the members of the board before such transaction were members of the board at the time the employment agreement was executed or the action providing for the transaction.

Also, Mr. Donovan has entered into a proprietary information, invention assignment and noncompetition agreement (“noncompetition agreement”), pursuant to which the he has agreed not to disclose confidential information regarding the Company, agrees that inventions conceived during his employment become the property of the Company, agrees not to compete with the business of the Company for a period of one year following termination or expiration of his employment, and agrees not to  solicit employees or customers of the Company following termination of his employment.  The employment agreement provides for arbitration in the event of any dispute arising out of the agreement or his employment, other than disputes arising under the noncompetition agreement.

The Company entered into an employment agreement on December 21, 2005, with Mr. Gregory E. Hare, Chief Financial Officer of Guardian.  Mr. Hare’s employment agreement is essentially the same as the agreement with Mr. Donovan, except that Mr. Hare’s agreement provides for a base salary of $200,000 per annum, and Mr. Hare may terminate his employment agreement by reason of non-compliance of a material nature by the Company in regards to accounting standards and/or the Sarbanes-Oxley Act, which are within the Company’s ability to rectify.

Effective as of December 19, 2003, the Company entered into employment agreements with Walter Ludwig, a director of Guardian, and Victor T. Hamilton in connection with the acquisition of certain assets of Difference Engines Corporation by Guardian.  The employment agreements are essentially similar to the employment agreements with Mr. Dishaw and Mr. Trudnak, except that they provide for an annual base salary of $120,000 for Mr. Ludwig and $90,000 for Mr. Hamilton. The agreements also include a change of control provision similar to that contained in Mr. Donovan’s employment agreement, except that Guardian is obligated to pay the annual base salary for twelve (12) months following the change of control termination.

Mr. Ludwig resigned as a director, officer and employee of Guardian on May 18, 2004, and his employment agreement terminated as of such date.

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

NOTE 12. RELATED PARTY TRANSACTIONS

Issuances of Stock to Directors, Officers and Others

On March 21, 2003, RJL entered into a consulting agreement, as amended, with ten brokers in connection with services to be provided in connection with locating and negotiating the proposed Reverse Acquisition between RJL, its stockholders and Guardian.  RJL agreed to issue, at closing of the acquisition, an aggregate of 2,000,000 shares of Guardian common stock for such services.  Such shares were issued by the Company during July 2003.

On April 3, 2003, as part of the initial capitalization of Guardian, Mr. Dishaw and Mr. Trudnak, the Company’s Chief Executive Officer, acquired 3,326 and 4,279 shares of common stock of RJL, respectively, for nominal cash consideration.

On May 19, 2003, RJL entered into a consulting agreement with Mr. Tobin pursuant to which Mr. Tobin agreed to provide consulting services in connection with strategic selling related to our business, marketing and market development in the bio-medical industry in North America and Europe, business continuity, finance and accounting.  The consulting agreement is for a term that ends on May 1, 2005, and may be terminated by Guardian in the event a material misrepresentation by Mr. Tobin or the commencement of any action by the SEC against Mr. Tobin or any entity owned or controlled by Mr. Tobin; or by either party on not less than 30-days prior written notice.  As compensation for his services under the agreement, Mr. Tobin is entitled to receive an aggregate of 1,820,000 shares of common stock, 1,430 shares of Series A Convertible Preferred Stock, and 480 shares of Series B Convertible Preferred Stock of Guardian.  The shares of Series B Convertible Preferred Stock were issued to Mr. Tobin during August 2003 and the shares of Common Stock and Series B Convertible Preferred Stock were issued on November 19, 2003.  On November 23, 2004, Mr. Tobin’s preferred holdings were converted into 1,430,000 shares of Common Stock.

Upon the closing of the Reverse Acquisition and effective June 26, 2003, we issued to Mr. Dishaw 2,945,500 shares of our Common Stock and 2,212 shares of the Company’s Series A Convertible Preferred Stock, and the Company issued to Mr. Trudnak 2,566,000 shares of our common stock and 1,885 shares of the Company’s Series A Convertible Preferred Stock, in exchange for all of their stock in RJL.  Also effective as of June 26, 2003, Mr. Trudnak purchased 400,000 shares of the Company’s common stock for cash consideration of $200,000 in a private placement conducted by us.  On November 23, 2004, the preferred holdings of Messrs. Trudnak and Dishaw were converted into 1,885,000 and 2,212,000 shares of Common Stock, respectively.

On July 30, 2003, Guardian entered into a consulting agreement with Mr. Moorer, the former President and Chief Financial Officer of Guardian to provide consulting services in connection with, among other things, business continuity, finance and accounting, strategic planning, market development, and related services.  The agreement terminated on July 1, 2004.  As compensation for such services, Guardian issued 150,000 shares of common stock to Mr. Moorer.

On August 4, 2003, Guardian entered into an employment agreement with Ruth Taylor pursuant to which Mrs. Taylor is employed as an accountant.  Mrs. Taylor is the adult daughter of Mr. Robert A. Dishaw, a director and principal stockholder of Guardian.  The employment agreement provides for an annual base salary of $60,000 per annum.  The agreement is for a term of one year and is automatically renewed for one year terms unless earlier terminated.  The agreement provides for an annual performance bonus as determined by Guardian, participation in Guardian’s stock option plan, and participation in Guardian’s benefit policies and plans.  The agreement provides for the issuance pursuant to Guardian’s stock option plan of 100,000 non-qualified stock options vest in 6 months and exercisable at a price of $.50 per share, and 100,000 non-qualified stock options vesting one year from the anniversary date of employee’s employment and exercisable at a price of $.50 per share.  The agreement may be terminated upon the death or disability of employee or for cause.  If the employee is terminated by reason of death, disability (except as noted below) or for cause, no further compensation is payable to employee.  If employee is terminated other than by reason of death, disability or cause, or if no disability insurance is provided and employee becomes disabled, employee is entitled to be paid her base salary for six months.  Employee may terminate her employment agreement on 30 days’ prior written notice.  We have also entered into a non-competition, confidentiality, proprietary rights and non-solicitation agreement (proprietary information agreement) with Mrs. Taylor, pursuant to which employee has agreed not to disclose confidential information regarding Guardian, agreed that proprietary rights conceived during her employment are the property of Guardian, and agreed not to solicit Guardian’s customers or attempt to hire our employees for twelve months following termination of her employment.  The employment agreement provides for arbitration in the event of any dispute arising out of the employment agreement or employee’s employment, other than disputes under the proprietary information agreement.  During 2004, Guardian granted to Mrs. Taylor 10,000 incentive stock options at an exercise price of $3.60, and on October 4, 2005, granted to Mrs. Taylor 15,000 options at an exercise price of $3.00 per share.

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

On November 23, 2004, Guardian’s stockholders approved an amendment to the Certificate of Designations, Preferences and Rights of the Company’s Series A Convertible Preferred Stock pursuant to which each outstanding share of Series A Convertible Preferred Stock automatically converted into 1,000 shares of common stock.  Effective November 30, 2004, and without further action of the board or such stockholders, Mr. Dishaw received, upon conversion of all of the shares of Series A Convertible Preferred Stock owned beneficially and of record by him as of that date, an aggregate of 2,212,000 shares of common stock of Guardian, and Mr. Trudnak received, upon conversion of all of the shares of Series A Convertible Preferred Stock owned beneficially and of record by him as of that date, an aggregate of 1,885,000 shares of common stock of Guardian.

NOTE 13. OPERATING LEASES

During 2005, the Company entered into a lease for its headquarters building in Herndon, Virginia.  The office is comprised of 15,253 square feet of office and laboratory space.  The lease commenced on February 1, 2005, and is for a term of sixty-three (63) months at an annual base rental rate of $266,928, subject to annual rental escalation of 2.5%.  The Company believes that the facilities will be adequate for its needs for the next 60 months.  The lease terms include a security deposit of $88,976, which amount constitutes four months of rent.  Upon the occurrence of a "Material Financial Event" (defined as Guardian receiving an equity investment of $8 million dollars or greater whereby the net proceeds from the investment divided by the current cash burn rate is greater than 12; or achieving $2.5 million in annual revenue) and provided no default has occurred under the lease beyond the expiration of any applicable grace period, the security deposit shall be reduced by $22,244 and will be returned to Guardian within twenty (20) days after Guardian provides confirmation to the landlord of the foregoing Material Financial Event.  In addition, if the Material Financial Event has occurred and provided no default has occurred under the lease beyond the expiration of any applicable grace period for the twelve month period after the Material Financial Event, then the security deposit shall be further reduced by $22,244.  Moreover, if the Material Financial Event has occurred and provided no default has occurred under the lease beyond the expiration of any applicable grace period for the twenty-four month period after the Material Financial Event, then the security deposit shall be further reduced by $22,244, leaving a security deposit balance of $22,244, one month’s rent.

The Company also has a lease arrangement for its Corsham, UK office.  The lease commenced on October 1, 2003, and is for a term of sixty (60) months at an annual base rental rate of approximately $7,400.  In March, 2006, the Company exercised the review date provision of the lease and notified the property manager of the Company’s termination of the lease as of September 29, 2006.  The lease obligation for the Corsham, UK office is reflected in the minimum lease obligation for the period through September 29, 2006.

The future minimum obligation under these arrangements is as follows:

For the year ending December 31,	Property Lease
2006	$ 276,951
2007	278,215
2008	285,180
2009	292,298
2010	98,229
Total	$1,230,873

Total rental expense included in the accompanying consolidated statements of earnings was $335,006 in 2005, $187,291 in 2004, and $64,920 in 2003.