Form 10-Q
period 2006-03-31
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2006-05-26
CIK 873198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [✓]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   Large Accelerated Filer [  ]    Accelerated Filer  [  ]  Non-Accelerated Filer  [ x ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ ✓]

As of May 19, 2006, there were outstanding 33,695,638 shares of the registrant’s Common Stock, par value $.001 per share.

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

Words such as “believe,” “anticipate,” “plan,” “expect,” “estimate,” “expect,” “may,” “should,” and “intend” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including factors described in Item 1A. Risk Factors of our Form 10-K for the year ended December 31, 2005, and Part II, Item 1A Risk Factors in this report.  Other factors besides those described in this report could also affect actual results.  You should carefully consider the factors described in Item 1A. Risk Factors of our Form 10-K for the year ended December 31, 2005, and Part II, Item 1A Risk Factors in this report in evaluating our forward-looking statements.

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

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

4

ITEM 1.  FINANCIAL STATEMENTS

4

Consolidated Balance Sheets

4

Consolidated Statements of Operations

5

Consolidated Statements of Cash Flows

6

Notes to Condensed Consolidated Financial Statements – Unaudited

7

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

21

ITEM 4.  CONTROLS AND PROCEDURES

22

PART II.  OTHER INFORMATION

23

ITEM 1.  LEGAL PROCEEDINGS

23

ITEM 1A.  RISK FACTORS

23

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

24

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

24

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

24

ITEM 5.  OTHER INFORMATION

24

ITEM 6.  EXHIBITS

24

SIGNATURES

27

 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$611,975	$2,441,393
Accounts receivable	345,069	194,464
Other current assets	61,291	76,528
Prepaid expenses	177,426	226,274
Total current assets	1,195,761	2,938,659

Equipment, net	656,251	591,898

Other Assets
Deposits noncurrent	88,975	88,975
Goodwill	114,234	112,986
Intangible assets, net	1,700,122	1,728,443

Total assets	$3,755,343	$5,460,961

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$639,136	$472,294
Accrued expenses	397,060	275,293
Deferred revenue	10,785	94,023
Total current liabilities	1,046,981	841,610

Common shares subject to repurchase, stated at estimated
redemption value; 478,531 shares outstanding at March 31, 2006
and at December 31, 2005	1,138,934	1,306,420

Stockholders' Equity
Convertible preferred stock, $0.20 par value -
Authorized - 1,000,000 shares
Issued and outstanding at March 31, 2006 - none
Issued and outstanding at December 31, 2005 - none	-	-
Common stock, $0.001 par value -
Authorized - 200,000,000 shares
Issued and outstanding at March 31, 2006 - 33,095,638
Issued and outstanding at December 31, 2005 - 33,089,712	33,096	33,090
Accumulated comprehensive income (loss)	(106,051)	(126,842)
Deferred stock compensation - non-employees	(84,563)	(8,300)
Additional paid-in capital	52,781,803	52,465,480
Deficit accumulated	(51,054,857)	(49,050,497)
Total stockholders' equity	1,569,428	3,312,931

Total liabilities and stockholders' equity	$3,755,343	$5,460,961

See notes to consolidated financial statements.

Consolidated Statements of Operations

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2006	2005 Restated

Net revenues	$309,669	$54,184

Cost of sales	243,045	171,988

Gross profit (loss)	66,624	(117,804)

Selling, general and administrative expense	2,080,295	4,663,540

Operating loss	(2,013,671)	(4,781,344)

Other income (expense)
Interest income	9,311	3,214
Interest expense	-	-
Total other income (expense)	9,311	3,214

Net loss	$(2,004,360)	$(4,778,130)

Loss per common share:
Basic and diluted	$(0.06)	$(0.16)

Weighted average number of shares used in computing basic and diluted net loss per share	33,090,700	30,563,516

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005 Restated
OPERATING ACTIVITIES:
Net loss	$(2,004,360)	$(4,778,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	144,335	133,862
Stock-based compensation expense	72,480	3,091,537
Noncash classification adjustment to paid-in-capital	100	-
Foreign currency translation adjustment	-	18,601
Changes in operating assets and liabilities:
Accounts receivable	(149,027)	(116,999)
Other current assets	15,237	(39,871)
Prepaid expenses	48,847	(146,597)
Deposits noncurrent	-	(127,148)
Accounts payable	165,137	345,191
Accrued expenses	121,767	7,680
Deferred revenue	(83,238)	121,074
Net cash used in operating activities	(1,668,722)	(1,490,800)

INVESTING ACTIVITIES:
Purchase of equipment	(91,153)	(130,090)
Investment in patents	(68,787)	(40,143)
Net cash used in investing activities	(159,940)	(170,233)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	1,131,211
Net cash provided by financing activities	-	1,131,211

Effect of exchange rate changes on cash and cash equivalents	(756)	(3,778)

Net change in cash and cash equivalents	(1,829,418)	(533,600)

Cash and cash equivalents at the beginning of the period	2,441,393	925,999

Cash and cash equivalents at the end of the period	$611,975	$392,399

Supplemental schedule of cash flow information:
Revaluation of common stock subject to repurchase	$167,486	$-

See notes to consolidated financial statements.

NSOLIDATED STATEM

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

Currently, we are focused on providing technology solutions and services in two primary markets, healthcare and aviation/homeland security.  However, as we develop new or enhanced solutions we expect to expand into other markets such as military and defense utilizing hyper-spectral technology, and imaging diagnostics for the medical industry.  We may also engage in one or more acquisitions of businesses that are complementary to our business.  Further, the Company plans to form wholly owned subsidiaries to operate within defined vertical markets.

In February 2006, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that the Company needed to restate certain of the Company’s consolidated financial statements, including the 2005 Quarterly Reports filed on Form 10-Q and, as amended, on Form 10-Q/A for the periods ended March 31, June 30, and September 30, 2005. Management’s decision, with the concurrence of the Audit Committee of the Company’s Board of Directors, to effect the restatement was made in response to comments received from the staff of the SEC as part of the staff’s periodic review of our filings as well as following consultation with our former independent registered public accountants, Aronson & Company, and our current independent registered public accountants, Goodman & Company.  The consolidated financial statements and footnotes to the consolidated financial statements reflect the restatement for the period ended March 31, 2005, and the presentation of the information is designated as “Restated.”

(2)

Basis of Presentation and Restatement

The consolidated condensed financial statements have been prepared by Guardian pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations.  As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in our 2005 Annual Report on Form 10-K.  In our opinion, the financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows, for those periods presented.  The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities.  Actual results could differ from those estimates and assumptions.  Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.  We maintain a web site at www.guardiantechintl.com, which makes available free of charge our recent annual report and other filings with the SEC.

As disclosed in Note 5, certain redemption rights of Difference Engines Corporation were erroneously classified as part of permanent equity.  The consolidated financial statements are restated to reflect the redemption rights as temporary equity.

These unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s independent registered public accounting firm’s report on the consolidated financial statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, contained an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about the Company’s ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become a stockholder of the Company.

Summary of Significant Accounting Policies

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards SFAS No. 123(R) “Share-Based Payment” (“SFAS 123R”), using the modified prospective application transition method. The modified prospective application transition method requires compensation cost to be recognized beginning on the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. As such, prior periods will not reflect restated amounts. Prior to January 1, 2006, we accounted for all of our fixed stock option plans and our 2003 Employee Stock Purchase Plan in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. SFAS 123R requires us to report the tax benefit from the tax deduction that is in excess of recognized compensation costs (excess tax benefits) as a financing cash flow. Prior to January 1, 2006, we reported the entire tax benefit related to the exercise of stock options as an operating cash flow.

As disclosed in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions.  Since December 31, 2005, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, “Accounting for Stock-Based Compensation.” SFAS 123R requires all share-based payments to employees, or to non-employee directors as compensation for service on the Board of Directors, to be recognized as compensation expense in the consolidated financial statements based on the estimated fair values of such payments. The Company maintains shareholder approved stock-based compensation plans, pursuant to which it grants stock-based compensation to its employees, and to non-employee directors for Board service. These grants are primarily in the form of options that allow a grantee to purchase a fixed number of shares of the Company’s common stock at a fixed exercise price equal to the market price of the shares at the date of the grant (“qualified stock option grants”). The options may vest on a single date or over a period of time, but normally they do not vest unless the grantee is still employed by, or a director of, the Company on the vesting date. The compensation expense for these grants will be recognized over the requisite service period, which is typically the period over which the stock-based compensation awards vest. In anticipation of implementation of SFAS 123R, the Company accelerated the vesting of the outstanding options in December 2005, prior to adopting SFAS 123R.  In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107), which provides guidance on the implementation of SFAS 123R. The Company applied the guidance in SAB 107 in conjunction with its adoption of SFAS 123R.

The Company adopted SFAS 123R effective January 1, 2006, using the modified-prospective transition method. Under this transition method, compensation expense will be recognized based on the grant date fair value estimated in accordance with the provisions of SFAS 123R for all new grants effective January 1, 2006, and for options granted prior to but not vested as of December 31, 2005.  Prior periods are not restated to reflect the impact of adopting the new standard and, therefore, do not include compensation expense, computed in accordance with SFAS 123R, related to qualified stock option grants for those periods.  In accordance with SFAS 123R, the Company recognized in the three month period ending March 31, 2006, stock option related compensation expense for employees of $35,993, and stock-based compensation expense for consultants of approximately $36,487. All options granted in the three-month period ended March 31, 2006 were qualified stock options and the related compensation expense was recognized on a straight line basis over the vesting period of each grant net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience within separate groups of employees. The estimated fair value of the options granted during 2006 and prior years was calculated using a Black-Scholes Merton option pricing model (Black-Scholes model). The following summarizes the assumptions used in the Black Scholes model as applied in the first quarter of 2006:

Risk-free interest rate(1)	5.0%
Volatility (2)	85.0%
Dividend yield (3)	0%
Expected term (years until exercise) (4)	6.5

(1)	The risk-free interest rate is based on US Treasury debt securities with maturities similar to the expected term of the option.
(2)	Expected volatility is based on historical volatility of the Company’s stock factoring in daily share price observations.
(3)

No cash dividends have been declared on the Company’s common stock since the Company’s inception, and the Company currently does not anticipate paying cash dividends over the expected term of the option.

(4)

The expected term of stock option awards granted is derived from historical exercise experience under the Company’s stock option plan and represents the period of time that stock option awards granted are expected to be outstanding.  The expected term assumption incorporates the contractual term of an option grant, which is ten years, as well as the vesting period of an award, which is generally pro rata vesting over two years.

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 (APB 25) “Accounting for Stock Issued to Employees.”  In accordance with APB 25, the Company recognized no compensation expense for qualified stock option grants.  For options issued with an exercise price less than the fair market value of the shares at the date of grant, the Company recognized the difference between the exercise price and fair market value as compensation expense in accordance with APB 25.  Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” (SFAS 123) as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” (SFAS 148).  The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the prior three-month period ended March 31, 2005:

Three Months Ended March 31, 2005 (Restated)
Net loss - as reported	$(4,778,130)
Add: stock-based employee compensation expense included in reported net loss	697,500
Deduct: stock-based employee compensation expense determined under the fair value based method for all awards	(1,248,082)
Pro forma net loss	$(5,328,712)

Net loss per common share
As reported, basic and diluted	$(0.24)

Pro forma, basic and diluted	$(0.27)

The Company accounts for stock options granted to non-employees in accordance with SFAS 123 and Emerging Issues Task Force (EITF) 96-18 — “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services”, and accordingly, recognizes as expense the estimated fair value of such options as calculated using the Black-Scholes model. The fair value is remeasured during the service period and is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter.  No stock options were issued to non-employees other than options granted to non-employee members of the Board of Directors for service as Board members.

(3)

Financial Condition

We have incurred operating losses since inception of $51,054,857.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon a continued operation which, in turn, is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms to the Company, and the success of its future operations.

If we are unable to raise sufficient additional financing to continue operations at a level necessary to achieve commercially viable sales levels, the liquidation value of noncurrent assets may be substantially less than the balances reflected in the financial statements and the Company may be unable to pay our creditors.

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

During the period of January 1, 2006 through March 31, 2006, the Company has not raised proceeds from the sale of equity and equity based securities, the exercise of outstanding common stock purchase warrants that have previously been issued in private placement, nor the exercise of employee stock options.  The Company continues its U.S. and international sales/marketing efforts for the healthcare product, FlowPoint.  While the sales proposals of these licenses are currently below our customary prices, management believes they nonetheless will help establish Guardian as a viable participant in the healthcare marketplace and provide us with a customer reference platform upon which to grow revenues. Additionally, during the first quarter of Fiscal 2006, the Company continued international sales and marketing efforts for its threat detection product, PinPoint.  Although we have not generated any revenue from the sale of our PinPoint product during the first quarter of Fiscal 2006, the Company applied for one pilot export license for Ecuador, has been granted one pilot test license for Mexico, and was granted one commercial international export license for Moscow, Russia.  The Company performed one international pilot test during the first quarter of 2006 in Caracas, Venezuela.

Management believes that the cash balance of $611,975 at March 31, 2006, and collections during the first half of 2006 from outstanding receivables, to be sufficient to support operations, absent cash flow from revenues, until approximately May 2006. Additionally, during April 2006, $200,000 was received from an executive officer as a noninterest bearing loan, and two employees exercised a total of 600,000 options for aggregate proceeds to the Company of $300,000.  The loan from the executive officer is non-negotiable, non-interest bearing, and is repayable on the earlier of (i) October 21, 2006, (ii) we receive an aggregate of more than $2,000,000 from the sale of our securities, or (iii) an event of default occurs under the loan. The Company is spending approximately $650,000 per month on operations, the continued development of our PinPoint product, and marketing and sales activities.  Although there can be no assurance, management believes that the Company will not begin to generate sufficient cash flows to fund our operations until the fourth quarter of 2006.  In addition to cash received from sales of its products, management believes that the Company will need approximately an additional $5 million to meet its cash needs during the twelve month period ending March 31, 2007.  Although there can be no assurance, management will seek to meet such cash needs from one or more equity or debt financings.  Management is in discussions with certain investment banks and investors with regard thereto.  There can be no assurance that the Company will be successful in its efforts to raise such additional equity or debt financing or on terms satisfactory to the Company.

(4)

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155 “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.”  This Statement shall be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The fair value election provided for in paragraph 4I of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement.  Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year.  The implementation of SFAS 155 is not expected to have a material impact on our consolidated financial statements.

In June 2005, the FASB issued Statement of Financial Accounting Standards issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on our consolidated financial statements.

(5)

Acquisitions

Acquisition of Wise Systems, Ltd.

On July 27, 2004, we completed the acquisition of Wise Systems Ltd.   Wise is a developer of advanced radiology information systems (RIS) with principal offices located in Corsham, Wiltshire, UK.  Through this acquisition, Guardian augmented its healthcare informatics offering of image compression technologies while increasing its global market potential. Guardian gained a number of important assets from the transaction, including Wise Systems’ RIS and the recently introduced picture archiving and communication system (PACS), which capture images and integrates them with other radiology information, making available to the healthcare enterprise a complete radiology patient record ready for distribution to caregivers where and when critical information is needed for optimal patient care. This seamless RIS/PACS software package keeps all of the critical information related to digital studies, such as MRI and CT scans, together in an electronic patient record package, allowing healthcare providers to share patient information under electronically secure methodologies and to comply with the Health Insurance Portability and Accountability Act (HIPAA) requirements.

Under the terms of a stock purchase agreement, Guardian acquired all of Wise’s stock from Wise’s two shareholders, Martin Richards and Susan Richards.  Guardian paid to Wise’s two stockholders an aggregate of U.S. $1,929,500 in cash and issued to them shares of Guardian Technologies’ common stock in the amount of $500,000.  $929,500 of the cash purchase price was paid at closing and the remaining $1,000,000 of the cash purchase price was paid by means of the issuance of an interest bearing promissory note due 90 days after closing.  The deferred portion of the cash purchase price was paid upon maturity of the promissory note.  Guardian issued an aggregate of 106,739 shares of its common stock as the stock portion of the purchase price. The shares were valued on the basis of the average high and low sales prices of the stock for the 30 business day period which ended two days prior to the closing of the transaction.  At closing, the shares were deposited in escrow and are subject to forfeiture in the event Guardian Healthcare Systems Division does not achieve certain revenue thresholds over the three years following closing.  In the 1st annual performance period ending July 28, 2005, Guardian Health Systems did not achieve the revenue threshold.  Therefore, 35,580 shares were forfeited and returned to the Company out of escrow and such shares were cancelled.  The shares of stock are subject to a three year lock-up.  In addition, Guardian repaid an outstanding loan of one of the directors of Wise in the amount of $79,500.  At closing, the co-founder of Wise, Mr. Martin Richards, entered into an employment agreement with Guardian as Vice President of European Operations for a period of two years following closing at a base salary of $210,250 per annum. Also, Mr. Martin Richards and Ms. Susan Richards have resigned their positions as officers of Wise and as members of Wise’s Board of Directors, and have entered into non-

compete agreements with Guardian Technologies for a period of three years following closing. Furthermore, effective as of the closing, Mr. Martin Richards was released from personal guarantees for certain of Wise’s bank debt obligations and of Wise’s real property lease obligations.

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

Acquisition of Certain Assets of Difference Engines and Restatement

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

Under the terms of an Asset Purchase Agreement, Guardian issued 587,000 shares of its common stock as consideration for the purchase of the IP from Difference Engines Corporation.  The 587,000 shares of common stock were subject to a two (2) year lock up.  Upon expiration of the two (2) year lock up period, in the event that the shares are not eligible for resale under “Rule 144” and have not been registered under the Securities Act, the holder of the shares may demand redemption of the shares.  The redemption price is to be calculated on the basis of the average of the closing bid and asked prices of Guardian’s common stock for the twenty (20) consecutive business days ending on the day prior to the date of the exercise of the holder’s right of redemption.  Under SEC Accounting Series Release (“ASR”) 268, “Presentation in Financial Statements of ‘Preferred Redeemable Stock’,” such freestanding financial instruments are to be classified as temporary equity and measured at the value of the redemption right.  We calculated the redemption value of the common stock issued in the Difference Engines asset purchase and reclassified from permanent equity to temporary equity the redemption value of $2,044,228.

During the periods ended March 31, 2006 and 2005, we reduced the temporary equity account and increased the permanent equity account by the estimated redemption value of the outstanding shares of $167,486 and $204,246, respectively.

(6)

Goodwill and Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142.  Statement 142 also requires that certain intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 144”).

The Company acquired intangible assets from Wise consisting of software technology valued at $2,264,630 and goodwill of $119,191 during the year ended December 31, 2004.  The Company has estimated that the software technology has an estimated useful life of five years.  The value of the asset will be amortized on a straight-line basis over this period.  The Company continues to develop and market the software technology acquired, specifically for sale in the U.S. marketplace, and has concluded that no impairment existed as of March 31, 2006, as its net realizable value exceeds its carrying value.  Goodwill is a non-amortizing intangible asset subject to ongoing evaluation for impairment.

As of March 31, 2006
	Gross Cost	Accumulated Amortization	Net

Intangibles with indefinite lives:
Goodwill	$ 114,234	$ -	$ 114,234

Intangibles with finite lives:
Software technology	$ 2,351,910	$ 886,489	$ 1,465,421
Patent acquisition costs	243,315	8,614	234,701
	$ 2,595,225	$ 895,103	$ 1,700,122

(7)

Warrants

The Company has issued warrants as compensation to its bridge noteholders, placement agent and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.

The table below shows the outstanding warrants by category.

Classification	Number of Warrants Granted and Outstanding	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire

Placement agent	249,409	May 14, 2004	$ 1.92	May 13, 2009
	21,800	November 24, 2003	$ 1.95	November 24, 2008
	239,745	May 14, 2004	$ 1.95	May 13, 2009
	10,000	July 13, 2005	$ 2.00	February 16, 2007
	18,000	July 13, 2005	$ 2.00	June 30, 2007
	92,500	July 13, 2005	$ 2.60	July 12, 2010
	48,000	April 15, 2005	$ 3.00	August 15, 2010
679,454

Bridge noteholders	200,000	December 8, 2003	$ 2.50	June 7, 2006
	120,000	December 19, 2003	$ 2.50	June 18, 2006
	80,000	December 19, 2003	$ 5.00	June 17, 2006
	62,500	December 19, 2003	$ 5.00	December 7, 2006
462,500

Private placement investors	50,000	December 27, 2004	$ 2.00	December 26, 2006
	10,000	July 13, 2005	$ 2.00	June 30, 2007
	54,600	May 14, 2004	$ 2.65	September 23, 2006
	65,000	February 26, 2004	$ 2.65	February 25, 2009
	75,000	April 15, 2005	$ 3.00	August 15, 2006
254,600

Consultants	50,000	Feb 15,2006	$ 3.00	Feb 15, 2009
	32,500	May 19, 2004	$ 5.00	May 19, 2007
	217,500	May 19, 2004	$ 5.00	May 19, 2008
	40,000	Feb 15,2006	$ 6.00	Feb 15, 2009
	35,000	Feb 15,2006	$ 9.00	Feb 15, 2009
375,000

Total Warrants Issued and Outstanding	1,771,554

(8)

Stockholders’ Equity

Warrant Exercised and Granted

On February 15, 2006, the Company issued to its investor relations consultant 125,000 warrants to purchase our common stock, at varying exercise prices ($3.00 to $9.00) for consulting services to be performed.  The fair value of the warrants is $112,750, and is being amortized over the consulting period of January through December, 2006.

On March 17, 2006, an investor exercised the cashless exercise rights granted in the warrant agreement to exchange 80,000 stock purchase warrants for 5,926 shares of common stock.

(9)

Legal Proceedings

On August 18, 2004, we became a defendant in a lawsuit in Minnesota state court entitled VisualGold v. Thomas E. Ramsay, Nancy Goetzinger and Guardian Technologies International, Inc.   VisualGold has alleged that the Company tortuously interfered with its contracts and prospective economic advantage by engaging Thomas Ramsay to work as a consultant, and that Ramsay transferred certain of its trade secrets to the Company.  The Company strenuously denies the allegations, and has asserted counterclaims against VisualGold and other third parties for misappropriation of the Company’s trade secrets.  The Company is seeking compensatory and punitive damages, attorneys’ fees and costs.  Ramsay and Goetzinger have also filed counterclaims against VisualGold.  On October 15, 2004, following extensive briefing and a hearing on the matter, Judge Isabel Gomez of Hennepin County District Court denied VisualGold’s motion for a temporary injunction against the company in all regards.  Discovery had then been proceeding until August, 2005, when the Court imposed a stay of all proceedings in the case, pending the final determination of the other parties’ access rights to certain of the Company’s documents and materials.  On January 31, 2006, an initial determination by the U.S. Government’s Department of Homeland Security that the Company’s source code was deemed to be Sensitive Security Information that could not be disclosed or used in the suit. The stay originally entered by the Court in August 2005 is currently still in place. If and when the stay is lifted, the Company intends both to vigorously defend against the claims made against it and to pursue its own counterclaims. Based on the advice of counsel, the Company believes that it has substantial defenses to the allegations and that the claims made against the Company are without merit.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following summary together with the more detailed information and unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Form 10-K for the year ended December 31, 2005, filed with the SEC.  Throughout this report when we refer to “Guardian,” “we,” “our” or “us,” we mean Guardian Technologies International, Inc. and its subsidiaries after giving effect to the reverse acquisition of RJL Marketing Services Inc. (Reverse Acquisition) completed in June 2003.

This discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, intangible assets, and contingencies. We base our estimates on historical experience, where available, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions and conditions.

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

Overview

Guardian Technologies International, Inc. was incorporated in the State of Delaware in February 1996. Guardian Technologies International, Inc., and its subsidiaries are collectively referred to herein as the “Company,” “Guardian,” “us,” “we,” or “our.”  Please refer to Item 1A. Risk Factors in our Form 10-K for the year ended December 31, 2005, and Part II, Item 1A. Risk Factors in this report, for certain risks related to us and our businesses.

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

Aviation/Homeland Security Technology Solution – PinPoint

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

The market for contraband detection systems is anticipated to become intensely competitive and many of our competitors are better capitalized and have greater marketing and other resources than Guardian.  To date, we have not received any revenues from the licensing of our PinPoint product.  PinPoint continues to be developed to address the market for contraband detection.  The extended alpha version working model of PinPoint has been pilot tested successfully, at live carryon baggage checkpoints, in two international airports during 2005. Seamless integration within currently deployed manufacturers’ scanning equipment is a prerequisite to anticipated sales, and is considered a significant development risk.

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

Further, through our contractual relationships with EGC International, BridgeTech International, and Fowler International, we have commenced the marketing/business development activities of PinPoint to the international community. These relationships are a key component of our revenue growth strategy and for developing international market presence. These relationships have resulted in five opportunities to-date, each requiring an export license for which we have made application, with three such licenses having been issued by the U.S. Department of Commerce.  During the fourth quarter of 2005 and the first quarter of 2006, we commenced and successfully completed pilot tests in two locations: Moscow and Caracas.  Management believes that market acceptance of PinPoint in these two markets as a viable threat detection solution will not only enhance our ability to sell worldwide, but it will open additional opportunities for the development of PinPoint as the intelligent image analysis solution for areas such as military target acquisition, satellite remote sensing, and additional opportunities within aviation security such as people portals and cargo scanning.  At the same time, we intend to escalate our efforts with the TSA.  Guardian continues to work with Lockheed Martin to advance the certification process with TSA.  Additionally, we will seek support of politicians and the equipment manufacturers.  While TSA certification is not absolutely essential to the acceptance of Guardian’s PinPoint product, management believes that having TSA certification and a business relationship with the TSA is important to our strategic growth plans as the relationship represents an important opportunity to obtain contracts for the licensing of our baggage scanning applications and for future aviation and transportation security applications and solutions that we develop or enhance.  Management remains focused on the ongoing development of PinPoint, particularly with respect to test results.  This focus must be even sharper as we enter the pilot test arena where the duration of the pilot test, the conditions under which the pilot test is conducted, and the definition of success and failure will vary country-by-country.  Market acceptance is key to our future success.

Healthcare Technology Solution – FlowPoint

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

Establishing Guardian as an industry recognized healthcare solution provider and FlowPoint as the “best of breed” solution for radiology information systems (RIS) and picture archiving and communication systems (PACS) will be a long-term effort.  We will require a significant amount of capital for the continued development of FlowPoint to stay technologically ahead of the competition, to fund sales, marketing, and advertising of FlowPoint, and to hire the staff necessary to support customer service and technical support.  Our primary focus is the establishment of FlowPoint in the U.S. and South American marketplace.  To date, we have signed five sales contracts and we are in varying states of implementation with each of the clients.  These clients represent the foundation upon which we will be able to brand Guardian as a recognized healthcare solution provider, FlowPoint as a recognized and validated RIS/PACS solution, and they will serve as the reference accounts upon which we can build additional sales momentum.

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

RESULTS OF OPERATIONS

Quarter Ended March 31, 2006  Compared to Quarter Ended March 31, 2005

Net losses for the periods reported reflect the consolidated results of operations of Guardian Technologies International, Inc. and its subsidiaries.  As discussed below, revenues for the three months ended March 31, 2006, and 2005, were approximately $309,669 and $54,184, respectively, an increase of approximately $255,485 (471.5%). Such revenues resulted from the sale, implementation and maintenance of the Company’s FlowPoint healthcare solutions.  The Company did not generate any revenue from the sale of its PinPoint product during the periods.  Also as discussed below, year-to-date net losses through March 31, 2006 and 2005, were approximately $2,004,360 and $4,778,130, respectively, or a $2,773,770 (58.1%) decrease. The loss per common share, for the quarter ended March

31, 2006, decreased from $0.16 per share in first quarter 2005 to $0.06 loss per share in same quarter in 2006.

Revenues.  Net revenues from product sales and annual maintenance fees increased by $255,485, or 471.5%, to $309,669 in the first quarter of fiscal 2006, from $54,184 in the first quarter of fiscal 2005.  The increase in the first quarter of 2006 resulted from higher sales of the FlowPoint product versus the same period of 2005.

Cost of Sales.  Cost of sales for the quarter was $243,045 (78.5%) versus 2005 for the same period of $171,988 (317.4%), an increase of approximately $71,057, or 27.8% of the $255,485 sales increase.  Cost of sales for the period includes fixed expense for the amortization of the Wise intangible asset for developed software of $111,910 in 2006 and $118,529 in 2005.  Other costs for 2006 of $131,135 and in 2005 of $53,459 represents expenses for purchased equipment for customers, installation labor and travel costs.  The increase is due to higher revenues in 2006 in support three (3) installations for FlowPoint, versus one (1) installation in 2005.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $2,578,745, or 55.3%, to $2,084,795 in the first quarter of fiscal 2006 as compared to $4,663,540 for the comparable period in fiscal 2005.  The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the three month period ending March 31.

	2006	2005	$ Change	%

Salary, commissions, benefits	$ 1,043,860	$ 552,260	$ 491,600	89.0%
Professional fees	366,168	529,860	(163,692)	-30.9%
Research and development	201,490	173,217	28,273	16.3%
Insurance	130,488	47,649	82,839	173.9%
Rent expense	70,224	49,695	20,529	41.3%
Depreciation and amortization	32,425	12,333	20,092	162.9%
Employee stock option plan	35,993	697,500	(661,507)	-94.8%
Consultant stock-based compensation	36,487	2,394,037	(2,357,550)	-98.5%
Miscellaneous expenses	163,160	206,989	(43,829)	-21.2%
Total	$ 2,080,295	$ 4,663,540	$(2,583,245)	-55.4%

Salary, commissions, benefits and related costs increased approximately $491,600 (89.0%) due to a full quarter expense in 2006 on comparable staffing levels of employees.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees.  Professional fees decreased approximately $163,692 (30.9%) due to: (i) a decrease in legal costs of $115,875 (62.6%); (ii) a decrease in outside consultants of $184,249 (59.3%) as a result of shifting to permanent staff versus outsourcing; (iii) an increase of $63,775 (268.2%) in accounting fees as a result of the 2005 SEC review of our consolidated financial statements for the years ended December 31, 2003 and 2004, and for each of the quarterly periods in the nine months ended September 30, 2005; (iv) an increase of $34,190 for stock transfer fees; and (v) an increase in public relations and investor relations costs by $40,000 as a result of shifting from stock-based compensation to cash compensation.

Research and development costs increased by $28,273 or 16.3%, with an intensified focus on meeting testing and validation timelines for the PinPoint product.

The Company incurred insurance costs of $130,488 in the quarter ended March 31, 2006, compared to $47,649 in the comparable period in 2005.  The increase of $82,839 (173.9%) is the result of the Company initiating greater liability coverage and a full quarter expense of Directors & Officers Liability, Errors & Omissions, Product Liability, Employee Practices, Acts of Terrorism and General Liability insurance coverage.

Rent increased by $20,529 (41.3%) to $70,224 in the first quarter of fiscal 2006, as compared to $49,695 for the same period in 2005.  The increase reflects the Company’s move to a larger facility in February 2005.

Depreciation and amortization expense in selling, general, and administrative expenses for the three months ending March 31, 2006 of $32,425 compares to the same period for 2005 of $12,333, or an increase of $20,092 (162.9%).  The additional expense is due to capital expenditures during the course of Fiscal 2005 for computer and office equipment to meet the Company’s expanded staff level.

Amortization of stock-based compensation

Included in the non-cash expense category is the amortization of the estimated fair value of stock-based compensation to employees and consultants.  During the quarter ended March 31, 2006, we recognized an expense associated with employee stock option compensation of approximately $35,993 and approximately $36,487 of consulting expense which represents the amortized portion of stock compensation in lieu of cash compensation.  During the same quarterly period of 2005, the Company recognized stock-based compensation expense for employees of $697,000 and consultants of $2,394,037.  The decrease in stock-based compensation for employees of $661,507 (94.8%) and consultants of $2,357,550 (98.5%) represents the impact of accelerating in the fourth quarter of 2005 the expense of key management and staff hiring incentives using stock options, and for consultants, the end of the amortization period for retention consulting arrangements after the reverse acquisition in June 2003.  Also, there was lesser dependency on stock-based compensation in the first quarter of 2006 for employees and consultants.

The employee stock option expense recorded in 2005 represents the amortized value of the stock options in excess of their estimated fair value at the date of grant.  Whereas, the employee stock option expense in 2006 represents the amortization of the full Black-Scholes fair value as outlined above in accordance with the use of SFAS 123(R) “Accounting for Stock-Based Compensation,” effective January 1, 2006. SFAS 123(R) requires all share-based payments to employees or to non-employee directors as compensation for service on the Board of Directors, to be recognized as compensation expense in the consolidated financial statements based on the estimated fair values of such payments amortized over the estimated vesting period.

Consulting expense, for stock-based compensation to consultants is based on the amortized portion of the fair market value of the stock compensation, as remeasured on each reporting date.  A significant number of consulting agreements expired during 2005, where as the Company had one agreement executed in the first quarter of 2006.

Other Income (Expense).

Interest income from interest bearing accounts increased approximately $6,097, (189.7%), to $9,311 for the quarter ended March 31, 2006.  The increase is attributed to a higher average daily cash balance in interest bearing accounts during the first quarter of 2006, as a result of an increase in funds due to proceeds from the issuance of common stock and exercise of stock warrants during second and third quarters of 2005.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of the Company’s net cash provided by (used in) operating, investing and financing activities:

	Three Months Ended March 31
	2006	2005

Net cash provided (used) in operating activities	$ (1,668,722)	$ (1,490,800)
Net cash provided (used) in investing activities	(159,940)	(170,233)
Net cash provided by financing activities	-	1,131,211
Effect of exchange rates on cash and cash equivalents	(756)	(3,778)

Net increase (decrease) in cash	$ (1,829,418)	$ (533,600)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2006 was $1,668,722, compared with net cash used in operating activities of $1,490,800 during the same period in 2005, an increased use of cash for operating activities of approximately $177,922 (11.9%).  The increase in net cash used in operating activities is due to an increase in selling, general and administrative costs of $253,315, or 16.5%, and decreases in the components of operating assets and liabilities of $75,393, or 174.0%.

Net Cash Used in Investing Activities

Net cash used in investing activities for the purchase of equipment, and costs incurred for patent activities for the three months ended March 31, 2006 was $159,940.  This compares with net cash used for the same activities of $170,233 in the period ended March 31, 2005, or a decrease of $10,293 (6.0%).  The net decrease is comprised of a $38,937 (29.9%) decrease in the purchase of furniture, software and equipment, and an increase of $28,644 (71.4%) for costs associated with the preparation and filing of certain patents with regard to our PinPoint technology.

Net Cash Provided by Financing Activities

There were no proceeds from financing activities in the three months ended March 31, 2006, compared with net cash provided by financing activities of $1,131,211 for the same period of 2005.  Management is seeking to raise additional capital through one or more equity or debt financings and is in discussions with certain investment banks and investors with regard thereto.  However, there can be no assurance that the Company will be able to raise such additional equity or debt financing on satisfactory terms to the Company.

Working Capital

The following table presents a summary of the Company’s working capital:

	March 31, 2006
	(Unaudited)	December 31, 2005

Cash and cash equivalents	$ 611,975	$ 2,441,393

Current Assets	583,786	497,266
Current Liabilities	1,046,981	841,610
Working capital (deficit)	$ 148,780	$ 2,097,049

At March 31, 2006, we had net working capital of approximately $148,780 compared with net working capital of approximately $2,097,049 at December 31, 2005, a decrease in working capital of approximately $1,948,269 (92.9%).  The decrease in working capital during the quarter is the result of the Company’s limited revenue.  As of March 31, 2006, the Company’s revenue generating activities have not produced sufficient funds for profitable operations, and the Company has incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional financing, and the success of its future operations.

Financial Condition

The Company will require additional capital during its fiscal year ending December 31, 2006, to implement its business strategies.  Such additional capital may be raised through additional public or private financings, borrowings, or other available resources.

To the extent that additional capital is raised through the sale of equity or equity-related securities of the Company or its subsidiaries, the issuance of such securities could result in dilution to the Company’s stockholders.  No assurance can be given that the Company will have access to the capital markets in the future, or that financing will be available on terms acceptable to satisfy the Company’s cash requirements or to implement its business strategies.  If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial condition could be materially and adversely affected.  We may be required to raise substantial additional funds through other means.   We have not begun to receive material revenues from our commercial operations associated with the software products.  The Company is spending approximately $500,000 per month on operations, the continued development of our PinPoint product, and marketing and sales activities.  Management believes that the Company will not begin to generate sufficient cash flows to fund our operations until the fourth quarter of 2006.  Until such time, management believes that we will require approximately an additional $5 million in financing to support current operations. Management is seeking to raise additional capital through one or more equity or debt financings and is in discussions with certain investment banks and investors with regard thereto.  Therefore, we cannot assure our stockholders that our technology and products will be commercially accepted or that revenues will be sufficient to fund our operations.  If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

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

Management believes that the cash balance of $611,975 at March 31, 2006 and collections from outstanding receivables, to be sufficient to support operations, absent cash flow from revenues, until approximately May 2006. Additionally, during April 2006, $200,000 was received from an executive officer as a non-interest bearing loan, and two employees exercised a total of 600,000 options for aggregate proceeds to the Company of $300,000.  The loan from the executive officer is non-negotiable, non-interest bearing, and is repayable on the earlier of (i) October 21, 2006, (ii) we receive an aggregate of more than $2,000,000 from the sale of our securities, or (iii) an event of default occurs under the loan. The Company is spending approximately $650,000 per month on operations, the continued development of our PinPoint product, and marketing and sales activities.  Although there can be no assurance, management believes that the Company, based on revenue and expense projections for 2006, will not begin to generate sufficient cash flows to fund our operations until the fourth quarter of 2006.  In addition to cash received from sales of its products, management believes that the Company will need approximately an additional $5 million to meet its cash needs during the twelve month period ending March 31, 2007.  Although there can be no assurance, management will seek to meet such cash needs from one or more equity or debt financings.  Management is in discussions with certain investment banks and investors with regard thereto.  There can be no assurance that the Company will be successful in its efforts to raise such additional equity or debt financing or on terms satisfactory to the Company.

Critical Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented.  For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition or Plan of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  Except as disclosed in Note 2, there have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the quarter ended March 31, 2006.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures.   International revenues during the first quarter 2006 from Wise Systems, the Company’s subsidiary located in the United Kingdom, were approximately $43,934 (14.2%) of total revenue.  International sales are made mostly from the Company’s foreign subsidiary and are typically denominated in British pounds.  As of March 31, 2006, approximately $50,572 (14.7%) of total consolidated accounts receivable and $69,269 (10.8%) of total consolidated accounts payable, were denominated in British pounds. Additionally, the Company’s exposure to foreign exchange rate fluctuations arises in part from inter-company accounts which are charged to Wise and recorded as inter-company receivables on the books of the U.S. parent company.  The Company is also exposed to foreign exchange rate fluctuations as the financial results of Wise are translated into U.S. dollars in consolidation.  As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of March 31, 2006, $31,774 (5.2%) of the Company’s cash and cash equivalents balance was included in the Company’s foreign subsidiaries.

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

In February 2006, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that the Company needed to restate certain of the Company’s consolidated financial statements to correct errors in the application of accounting principles with respect to the accounting for: (1) the beneficial conversion feature embedded in convertible notes issued by the Company in 2003; (2) the fair value calculation of warrants issued to placement agents and convertible note holders issued by the Company in 2003 and 2004; and (3) the contractual redemption value of common stock issued by the Company in 2003 as compensation in an asset purchase transaction.  Management’s decision, with the concurrence of the Audit Committee of the Company’s Board of Directors, to effect the restatement was made in response to comments received from the staff of the SEC as part of the staff’s periodic review of our filings as well as following consultation with our former independent registered public accountants, Aronson & Company, and our current independent registered public accountants, Goodman & Company.  As a result, the Company has restated its historical consolidated financial statements for the fiscal years ended December 31, 2004 and 2003.

The above restatements are described in more detail in Note 2 of the Company’s consolidated financial statements included in Form 10-K for the year ended December 31, 2005.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 18, 2004, we became a defendant in a lawsuit in Minnesota state court entitled VisualGold v. Thomas E. Ramsay, Nancy Goetzinger and Guardian Technologies International, Inc.   VisualGold has alleged that the Company tortuously interfered with its contracts and prospective economic advantage by engaging Thomas Ramsay to work as a consultant, and that Ramsay transferred certain of its trade secrets to the Company.  The Company strenuously denies the allegations, and has asserted counterclaims against VisualGold and other third parties for misappropriation of the Company’s trade secrets.  The Company is seeking compensatory and punitive damages, attorneys’ fees and costs.  Ramsay and Goetzinger have also filed counterclaims against VisualGold.  On October 15, 2004, following extensive briefing and a hearing on the matter, Judge Isabel Gomez of Hennepin County District Court denied VisualGold’s motion for a temporary injunction against the company in all regards.  Discovery had then been proceeding until August, 2005, when the Court imposed a stay of all proceedings in the case, pending the final determination of the other parties’ access rights to certain of the Company’s documents and materials.  There was on January 31, 2006, an initial determination by the U.S. Government Department of Homeland Security that the Company’s source code was deemed to be Sensitive Security Information that could not be disclosed or used in the suit. The stay originally entered by the Court in August 2005 is currently still in place. If and when the stay is lifted, the Company intends both to vigorously defend against the claims made against it and to pursue its own counterclaims. Based on the advice of counsel, the Company believes that it has substantial defenses to the allegations and that the claims made against the Company are without merit.

ITEM 1A.  RISK FACTORS

Except as set forth below, there have been no significant changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC, including in Part I, Item 1A. Risk Factors.

We Recently Restated Certain of Our Audited and Unaudited Consolidated Financial Statements

On May 16, 2006, we filed our Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”).  The 2005 Form 10-K includes our audited consolidated financial statements for the year ended December 31, 2005, and certain audited consolidated financial statements for the years ended December 31, 2003 and 2004 and related financial information.  The audited consolidated financial statements for the years ended December 31, 2003 and 2004 included in the 2005 Form 10-K and the unaudited condensed consolidated financial statements included in this report have been restated in response to certain comments received from the staff of the Securities and Exchange Commission and following discussions with our former and current independent registered public accountants.  Our consolidated financial statements for the years ended December 31, 2003 and 2004 had previously been audited by our former auditors and were re-audited by our current auditors.   As soon as practicable following the filing of the 2005 Form 10-K, and first quarter 2006, we expect to file amendments to our 2003 and 2004 Forms 10-KSB to restate our audited consolidated financial statements for the years ended December 31, 2003 and 2004 and amendments to our Forms 10-Q for the quarters ended March 31, June 30 and September 30, 2005 to restate our unaudited condensed consolidated financial statements for the periods then ended.

Our Certifying Officers Evaluated the Effectiveness of Our Disclosure Controls and Procedures As of December 31, 2005, and As of March 31, 2006, and Concluded That Our Disclosure Controls Were Not Effective and That We Have Certain Weaknesses in our Internal Controls Over Timely Financial Reporting.

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  The Certifying Officers designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is made known to management (including the Certifying Officers) by others within the Company, including its subsidiaries.  We regularly evaluate the effectiveness of our disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly in our Forms 10-Q and annually in our Forms 10-K.  In completing such reporting, we disclose, as appropriate, any significant change in our internal control over financial reporting that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As we disclosed in our 2005 Form 10-K and in this report, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by such reports.  We also disclosed that there were certain weaknesses in our internal controls over financial reporting.  You should carefully review our disclosures in Part II, Item 9A. Controls and Procedures in our 2005 Form 10-K and in Part II, Item 1A. Risk Factors in this report regarding such conclusions.  As disclosed under such items, management (including the Certifying Officers) has undertaken specific measures to cure or mitigate the ineffective controls and procedures identified in our prior filings and in this report.  While management is responsible for establishing and maintaining our disclosure controls and procedures and has taken steps to ensure that the disclosure controls are effective and remain free of “significant deficiencies” and/or “material weaknesses,” the inherent nature of our business and rapidly changing environment may affect management’s ability to be successful with this initiative.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 15, 2006, the Company issued to its investor relations consultant 125,000 warrants to purchase our common stock, at varying exercise prices ($3.00 to $9.00) for consulting services to be performed.  The fair value of the warrants is $112,750, and is being amortized over the consulting period of January through December, 2006.

On March 17, 2006, an investor exercised the cashless exercise rights granted in the warrant agreement to exchange 80,000 stock purchase warrants for 5,926 shares of common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

		Incorporated by Reference		Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date
2.1	Amended and Restated Agreement and Plan of Reorganization dated effective June 12, 2003, by and among the Company, RJL Marketing Services, Inc., and the shareholders of RJL Marketing Services, Inc.	8-K	6/26/2003
2.2	Stock Purchase Agreement, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan Richards.	8-K	7/30/2004
2.3	Promissory Note, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan Richards.	8-K	7/30/2004
2.5	Stock Escrow Agreement, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan Richards.	8-K	7/30/2004
2.6	Employment Agreement, dated July 27, 2004, between Wise Systems Ltd. and Martin Richards.	8-K	7/30/2004
2.7	Deed of Covenant (Non-Competition Agreement), dated July 27, 2004, between the Company and Martin Richards.	8-K	7/30/2004
2.8	Deed of Covenant (Non-Competition Agreement), dated July 27, 2004 between the Company and Susan Richards	8-K	7/30/2004
3.1	Certificate of Incorporation	10-KSB	4/15/2004
3.2	Articles of Amendment to Certificate of Incorporation	10-KSB	4/15/2004
3.7	By-Laws	10-KSB	4/15/2004
4.1	Form of Common Stock Certificate	SB-2	3/22/1996
10.1	Employment Agreement, dated October 1, 2002, between RJL Marketing Services, Inc. and Robert Dishaw.	10-QSB	8/15/2003
10.2	Employment Agreement, dated January 1, 2003, between RJL Marketing Services, Inc. and Michael W. Trudnak.	10-QSB	8/15/2003
10.3	Amendment Agreement, dated July 28, 2003, between RJL Marketing Services, Inc. and Michael W. Trudnak.	10-QSB	8/15/2003
10.4	Employment Agreement, dated May 19, 2003, between RJL Marketing Services, Inc. and Darrell E. Hill.	10-QSB	8/26/2003
10.5	Employment Agreement, dated May 19, 2003, between RJL Marketing Services, Inc. and Stephen Lancaster.	8-K/A	8/26/2003
10.6	Employment Agreement, dated August 4, 2003, between the Registrant and Ruth H. Taylor.	10-QSB	11/14/2003
10.7	Employment Agreement, dated August 18, 2003, between the Registrant and William J. Donovan.	10-QSB	11/14/2003
10.8	Amended And Restated 2003 Stock Incentive Plan.	10-KSB	4/15/2004
10.9	Employment Agreement, dated December 3, 2003, between the Registrant and Victor Hamilton.	8-K	1/30/2004
10.10	Consulting Agreement, dated September 24, 2004, between the Registrant and Stonecroft Capital, LLC	10-KSB	5/13/2005
10.11	Form of Incentive Stock Option Award Agreement.	10-Q	8/12/2005
10.12	Form of Non-Qualified Stock Option Award Agreement	10-Q	8/12/2005
10.13	Distributor Agreement, dated March 30, 2005, between the Registrant and EGC International Corporation	10-Q/A	10/17/2005

10.14	Teaming Agreement, dated December 20, 2004, between the Registrant and Lockheed Martin Corporation acting through its business unit – Lockheed Martin Distribution Technologies	10-Q/A	10/17/2005
10.15	Consulting Agreement, dated June 29, 2005, between Registrant and Redwood Consultants, LLC.	10-Q	11/14/2005
10.16	Consulting Agreement, dated June 29, 2005, between Registrant and B. Michael Friedman/MarketVoice, Inc.	10-Q	11/14/2005
10.17	Form of Systems Implementation Agreement – FlowPoint Software	10-Q	11/14/2005
10.18	Employment Agreement, dated January 17, 2006, between the Registrant and Mr. Gregory E. Hare	8-K	1/31/2006
10.19	Distributor Agreement, dated March 30, 2004, between the Registrant and EGC International Corporation	10-K	5/16/2006
10.20	Distribution Agreement, dated June 21, 2005, between the Registrant and Bridgetech International Corporation	10-K	5/16/2006
10.21	Strategic Consulting Agreement, dated August 6, 2005, between the Registrant and Fowler International	10-K	5/16/2006
10.22	Loan Agreement, dated April 21, 2006, between the Registrant and Mr. Michael W. Trudnak	8-K/A	5/25/2006
10.23	Consulting Agreement, dated June 29, 2005, between Registrant and Redwood Consultants, LLC.			X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer			X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer			X
32.1	Section 1350 Certification of Chief Executive Officer			X
32.2	Section 1350 Certification of Chief Financial Officer			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 26, 2006

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

Registrant

By:    /s/ Michael W. Trudnak

Michael W. Trudnak

Chief Executive Officer & Chairman

Principal Executive Officer

By:    /s/ Gregory E. Hare

Gregory E. Hare

Chief Financial Officer

Principal Financial & Accounting Officer

27