Form 10-Q
period 2006-06-30
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2006-08-11
CIK 873198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.   For the quarterly period ended June 30, 2006

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.   For the transition period from _________ to __________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [✓]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   Large Accelerated Filer [  ]    Accelerated Filer  [  ]  Non-Accelerated Filer  [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ ✓]

As of July 19, 2006, there were outstanding 33,985,518 shares of the registrant’s Common Stock, par value $.001 per share.

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

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

4

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

4

Consolidated Balance Sheets

4

Consolidated Statements of Operations

5

Consolidated Statements of Cash Flows

6

Notes to Condensed Consolidated Financial Statements – Unaudited

7

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

18

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

28

ITEM 4.  CONTROLS AND PROCEDURES

28

PART II.  OTHER INFORMATION

29

ITEM 1.  LEGAL PROCEEDINGS

29

ITEM 1A.  RISK FACTORS

30

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

31

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

31

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

31

ITEM 5.  OTHER INFORMATION

31

ITEM 6.  EXHIBITS

31

SIGNATURES

33

 PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	June 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$ 158,455	$ 2,441,393
Accounts receivable	395,081	194,464
Other current assets	68,820	76,528
Prepaid expenses	55,895	226,274
Total current assets	678,251	2,938,659

Equipment, net	638,743	591,898

Other Assets
Deposits noncurrent	88,975	88,975
Goodwill	119,256	112,986
Intangible assets, net	1,684,363	1,728,443
Total assets	$ 3,209,588	$ 5,460,961

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 877,822	$ 472,294
Accrued expenses	615,424	275,293
Note payable	200,000	-
Deferred revenue	134,717	94,023
Total current liabilities	1,827,963	841,610

Common shares subject to repurchase, stated at estimated redemption value; 412,550 shares outstanding at June 30, 2006 and 478,531 shares at December 31, 2005

	750,841	1,306,420

Stockholders' Equity
Convertible preferred stock, $0.20 par value -
Authorized - 1,000,000 shares
Issued and outstanding at June 30, 2006 - none
Issued and outstanding at December 31, 2005 - none	-	-
Common stock, $0.001 par value -
Authorized - 200,000,000 shares
Issued and outstanding at June 30, 2006 - 33,985,518
Issued and outstanding at December 31, 2005 - 33,089,712	33,986	33,090
Accumulated comprehensive income (loss)	(62,533)	(126,842)
Deferred stock compensation - non-employees	(373,933)	(8,300)
Additional paid-in capital	54,283,527	52,465,480
Deficit accumulated	(53,250,263)	(49,050,497)
Total stockholders' equity	630,784	3,312,931

Total liabilities and stockholders' equity	$ 3,209,588	$ 5,460,961

See notes to consolidated financial statements.

Consolidated Statements of Operations

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005 Restated	2006	2005 Restated

Net revenues	$ 74,856	$ 122,835	$ 384,525	$ 177,019

Cost of sales	157,434	178,848	400,479	350,837

Gross profit (loss)	(82,578)	(56,013)	(15,954)	(173,818)

Selling, general and administrative expense	2,114,462	3,501,142	4,194,757	8,164,679

Operating loss	(2,197,040)	(3,557,155)	(4,210,711)	(8,338,497)

Other income (expense)
Interest income	1,634	2,305	10,945	5,519
Total other income (expense)	1,634	2,305	10,945	5,519

Net loss	$ (2,195,406)	$ (3,554,850)	$ (4,199,766)	$ (8,332,978)

Net loss per common share:
Basic and diluted	$ (0.07)	$ (0.12)	$ (0.13)	$ (0.29)

Weighted average number of shares used in computing basic and diluted net loss per share
	33,650,736	29,192,071	33,372,265	28,896,213

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2006	2005 Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (4,199,766)	$ (8,332,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	289,359	269,599
Stock-based compensation expense	215,423	4,644,669
Noncash classification adjustment to paid-in-capital	100	-
Foreign currency translation adjustment	-	62,827
Changes in operating assets and liabilities:
Accounts receivable	(193,905)	(87,105)
Other current assets	7,708	(41,008)
Prepaid expenses	170,379	(185,809)
Deposits noncurrent	-	(111,548)
Accounts payable	401,381	614,219
Accrued expenses	340,131	62,190
Deferred revenue	37,954	8,749
Net cash flows used in operating activities	(2,931,236)	(3,096,195)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(101,193)	(237,569)
Investment in patents	(108,265)	(113,112)
Net cash flows used in investing activities	(209,458)	(350,681)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	382,208	2,565,412
Proceeds from exercise of employee stock options	300,000	70,000
Short-term note payable	200,000	-
Proceeds from exercise of stock warrants	-	6,209
Net cash flows provided by financing activities	882,208	2,641,621

Effect of exchange rate changes on cash and cash equivalents	(24,452)	(13,722)

Net change in cash and cash equivalents	(2,282,938)	(818,977)

Cash and cash equivalents at beginning of the period	2,441,393	925,999

Cash and cash equivalents at end of the period	$ 158,455	$ 107,022

Supplemental schedule of cash flow information:
Reclassification of common stock previously subject to repurchase	$ 157,035	$ 266,886
Remeasurement of common stock subject to repurchase	398,544	-
Cashless exercise of common stock purchase warrants	6	-

NSOLIDATED STATEM

Notes to Condensed Consolidated Financial Statements – Unaudited

(1)

Description of Business

Guardian Technologies International, Inc. was incorporated in the State of Delaware in February 1996. Guardian Technologies International, Inc., and its subsidiaries are collectively referred to herein as the “Company,” “Guardian,” “us,” “we,” or “our.”

Guardian is a technology company that designs and develops sophisticated imaging informatics solutions for delivery to its target markets:  aviation/homeland security and healthcare.  The Company utilizes high-performance imaging technologies and advanced analytics to create integrated information management technology products and services that address critical problems in healthcare and homeland security for corporations and governmental agencies.  Each product and service can radically improve the quality and response time of decision-making, organizational productivity, and efficiency within the enterprise.  Our product suite is a platform for innovation that integrates, streamlines, and distributes business and clinical information and images across the enterprise.

Currently, the Company is focused on providing technology solutions and services in two primary markets, healthcare and aviation/homeland security.  However, as new or enhanced solutions are developed, the Company expects to expand into other markets such as military and defense utilizing hyper-spectral technology, and imaging diagnostics for the medical industry.  The Company may also engage in one or more acquisitions of businesses that are complementary to our business.  Further, the Company plans to form wholly owned subsidiaries to operate within defined vertical markets.

In February 2006, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that the Company needed to restate certain of the Company’s consolidated financial statements, including the 2005 Quarterly Reports filed on Form 10-Q and, as amended, on Form 10-Q/A for the periods ended March 31, June 30, and September 30, 2005.  Management’s decision, with the concurrence of the Audit Committee of the Company’s Board of Directors, to effect the restatement was made in response to comments received from the staff of the SEC as part of the staff’s periodic review of our filings as well as following consultation with our former independent registered public accountants, Aronson & Company, and our current independent registered public accountants, Goodman & Company.  The consolidated financial statements and footnotes to the consolidated financial statements reflect the restatement for the period ended June 30, 2005, and the presentation of the information is designated as “Restated.”

(2)

Basis of Presentation and Restatement

The consolidated condensed financial statements have been prepared by Guardian pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations.  As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in our 2005 Annual Report on Form 10-K.  In our opinion, the financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows, for those periods presented.  The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities.  Actual results could differ from those estimates and assumptions.  Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.  The Company maintains a web site at www.guardiantechintl.com, which makes available free of charge our recent annual report and other filings with the SEC.

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

The Company restated the unaudited consolidated financial statements of June 30, 2005 and certain disclosures in notes to the consolidated financial statements have been restated to reflect the Restatement adjustments.  In the Restatement, we have:

Revalued the Components of a Convertible Debt Instrument that Contained an Embedded Derivative

During December 2003, Guardian entered into a series of purchase agreements under which convertible promissory notes in the aggregate amount of $700,000 and warrants to purchase 311,250 shares of the Company’s common stock were issued.  The notes bore interest at 10% per annum and were repayable sixty (60) days after the date of issuance (maturity date).  The outstanding principal and interest are convertible into equity securities based on the terms of a future financing.  Absent a future financing, the outstanding principal and interest are convertible into equity securities at a price of $1.50 per share.  Guardian analyzed the transaction and the associated embedded conversion features and determined that all three criteria for bifurcating an embedded conversion feature, and measuring at fair value, as detailed in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” have been met.  Based on this finding the Company bifurcated the components of the hybrid instrument (the convertible debt) into: (1) the host contract (an interest-bearing note) and (2) the embedded derivative (a put option on the Company’s stock).  SFAS 133 requires that a bifurcated embedded derivative be separated from the host contract and measured at fair value.  Guardian estimated the fair value of the host contract by subtracting the fair value of the embedded put option from the fair value of the convertible note.   The Company increased its interest expense by $57,212 for 2003, and allocated the fair value of the hybrid instrument ($700,000) as follows: (1) $202,841 to the host contract and (2) $497,159 to derivative liability – embedded conversion feature.

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

Cancellation of Warrants Never Issued

During 2004, the Company reversed a warrant transaction in the amount of $145,684 that was recorded but subsequently voided.  During 2004, we recorded an impairment of assets acquired with the stock warrants, believing that the transaction had been completed, and then terminated.  Since the entire transaction had been correctly accounted for in 2003, the entry was a duplication of the 2003 entry.  We reversed the recordation of the 2004 entry which resulted in a decrease in our operating net loss for the year.

Reclassified from Permanent Equity to Temporary Equity the Contractual Redemption Value of Common Shares Issued in Conjunction with an Asset Acquisition Agreement that Contained Redemption Rights

Under the terms of an Asset Purchase Agreement, Guardian issued 587,000 shares of its common stock as consideration for the purchase of the intellectual property from Difference Engines Corporation.  The 587,000 shares of common stock were subject to a two (2) year lockup.  Upon expiration of the two (2) year lockup period, in the event that the shares are not eligible for resale under “Rule 144” and have not been registered under the Securities Act, the holder of the shares may demand redemption of the shares.  The redemption price is to be calculated on the basis of the average of the closing bid and asked prices of Guardian’s common stock for the twenty (20) consecutive business days ending on the day prior to the date of the exercise of the holder’s right of redemption.  Under SEC Accounting Series Release (“ASR”) 268, “Presentation in Financial Statements of ‘Preferred Redeemable Stock’,” such freestanding financial instruments are to be classified as temporary equity and measured at the value of the redemption right.  We calculated the redemption value of the common stock issued in the Difference Engines asset purchase and reclassified from permanent equity to temporary equity the redemption value of $2,044,228.

The previous shareholders of Difference Engines sold 58,700 shares and 18,000 shares during the quarters ended March 31 and June 30, 2005, respectively, and we reduced the temporary equity account and increased the permanent equity account by the estimated redemption value of the shares, $266,886.  Therefore, the redemption value at June 30, 2005 is $1,777,342.

Increased Deferred Compensation – Consultants and Stock-Based Compensation to Reflect the Revaluation of Warrants Issued to a Consultant for Services

On May 20, 2004, the Company issued 250,000 stock purchase warrants to an outside consultant for services to be rendered in the succeeding twelve-month period.  Assumptions made in the calculation of the fair value of the warrants using the Black-Scholes Model proved to be incorrect.  Based on the revised assumptions, the Company increased the deferred compensation – consultants balance by $842,400 and amortized from that balance as stock-based compensation expense of $526,500 in 2004, $210,600 in the first quarter of 2005, and the balance of $105,300 in the second quarter of 2005.

Reclassification of Stock-Based Compensation to Selling, General & Administrative

The previously reported statements of operations segregated on a separate line stock-based compensation expense from selling, general and administrative expense.  With this Restatement of the consolidated financial statements, the Company added the stock-based compensation expense to selling, general and administrative expense for presentation purposes.  The stock-based compensation expense for the six months ended June 30, 2005 was $4,644,669.

Reclassification of Depreciation Expense to Selling, General & Administrative

The previously reported statements of operations segregated depreciation and amortization expense from selling, general and administrative expense.  With this Restatement, of the consolidated financial statements, the Company added the depreciation and amortization expense to selling, general and administrative expense for presentation purposes.  The depreciation and amortization expense was $33,112 for the six months ended June 30, 2005.

The following table presents the effect of the Restatement on the consolidated financial statements for the six-month period ended June 30, 2005:

	SIX MONTHS ENDED JUNE 30, 2005
	PREVIOUSLY REPORTED	RESTATEMENT ADJUSTMENT	RESTATED
Consolidated Balance Sheet
Common shares subject to repurchase; stated at estimated redemption value; 587,000 shares issued; 510,300 shares outstanding	$-	$1,777,342	$1,777,342

Consolidated Statement of Operations
Operating expenses:
Selling, general and administrative	$3,485,297	$4,679,382	$8,164,679
Depreciation	33,113	(33,113)	-
Amortization of intangibles	1,600	(1,600)	-
Amortization of stock compensation	4,328,769	(4,328,769)	-
Total operating expenses	$7,848,779	$315,900	$8,164,679
Net loss	$(8,017,078)	$(315,900)	$(8,332,978)
Earnings per share - basic and diluted	$(0.28)	$(0.01)	$(0.29)

Consolidated Statement of Cash Flow
Operating Activities:
Net loss	$(8,017,078)	$(315,900)	$(8,332,978)
Stock-based compensation expense	4,328,769	315,900	4,644,669

Consolidated Statement of Stockholders' Equity
Additional paid-in capital	$45,956,776	$(1,039,173)	$44,917,603
Deficit accumulated	(43,497,862)	(738,167)	(44,236,029)
Total stockholders' equity	1,918,505	(1,777,340)	141,165

The following table presents the effect of the Restatement on the consolidated statement of operations for the three months ended June 30, 2005:

	THREE MONTHS ENDED JUNE 30, 2005
	PREVIOUSLY REPORTED	RESTATEMENT ADJUSTMENT	RESTATED
Consolidated Statement of Operations
Operating expenses:
Selling, general and administrative	$1,925,632	$1,575,510	$3,501,142
Depreciation	21,230	(21,230)	-
Amortization of intangibles	1,149	(1,149)	-
Amortization of stock compensation	1,447,831	(1,447,831)	-
Total operating expenses	$3,395,842	$105,300	$3,501,142
Net loss	$(3,449,550)	$(105,300)	$(3,554,850)
Earnings per share - basic and diluted	$(0.12)	$(0.00)	$(0.12)

Summary of Significant Accounting Policies

As disclosed in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles.  The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions.  Since December 31, 2005, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

Geographic and Segment Information

The Company operates in North and South America, and Europe.  In general, revenues are attributed to the country in which the contract originates.

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net Revenues:
The Americas:
Software licenses	$ -	$ -	$ 204,799	$ -
Maintenance and support	8,500	-	55,936	4,000
Hardware and related	3,285	75,181	16,785	75,181
The Americas	11,785	75,181	277,520	79,181

United Kingdom:
Maintenance and support	63,071	47,654	107,005	97,838
United Kingdom	63,071	47,654	107,005	97,838
Total Net Revenues	$ 74,856	$ 122,835	$ 384,525	$ 177,019

Long-lived assets, net:
Corporate			$ 1,393,464	$ 1,836,916
North America			982,299	554,291
United Kingdom			155,574	170,109
Total			$ 2,531,337	$ 2,561,316

Long-lived assets consist primarily of goodwill, noncurrent deposits, software, patents, and property and equipment.  Corporate assets represent those assets generating software license revenue in the Americas and Europe.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, “Accounting for Stock-Based Compensation.” SFAS 123R requires all share-based payments to employees, or to non-employee directors as compensation for service on the Board of Directors, to be recognized as compensation expense in the consolidated financial statements based on the estimated fair values of such payments. The Company maintains shareholder approved stock-based compensation plans, pursuant to which it grants stock-based compensation to its employees, consultants, and to non-employee directors for Board service.  These grants are primarily in the form of options that allow a grantee to purchase a fixed number of shares of the Company’s common stock at a fixed exercise price equal to the market price of the shares at the date of the grant (“qualified stock option grants”).  The options may vest on a single date or over a period of time, but normally they do not vest unless the grantee is still employed by, or a director of, the Company on the vesting date.  The compensation expense for these grants will be recognized over the requisite service period, which is typically the period over which the stock-based compensation awards vest.  In anticipation of implementation of SFAS 123R, the Company accelerated the vesting of the outstanding options in December 2005, prior to adopting SFAS 123R.  In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107), which provides guidance on the implementation of SFAS 123R.  The Company applied the guidance in SAB 107 in conjunction with its adoption of SFAS 123R.

The Company adopted SFAS 123R effective January 1, 2006, using the modified-prospective transition method.  Under this transition method, compensation expense will be recognized based on the grant date fair value estimated in accordance with the provisions of SFAS 123R for all new grants effective January 1, 2006, and for options granted prior to but not vested as of December 31, 2005.  Prior periods are not restated to reflect the impact of adopting the new standard and, therefore, do not include compensation expense, computed in accordance with SFAS 123R, related to qualified stock option grants for those periods.  SFAS 123R requires the reporting of the tax benefit from the tax deduction that is in excess of recognized compensation costs (excess tax benefits) as a financing cash flow.  Prior to January 1, 2006, the entire tax benefit related to the exercise of stock options would be presented as an operating cash flow.

In accordance with SFAS 123R, the Company recognized in the three and six-month periods ending June 30, 2006, stock option related compensation expense for employees of $50,513 and $86,506, respectively, and stock-based compensation expense for consultants for the same periods of approximately $92,429 and $128,917, respectively.  All options granted in the six-month period ended June 30, 2006 were qualified stock options and the related compensation expense is recognized on a straight-line basis over the vesting period of each grant, net of estimated forfeitures.  The Company’s estimated forfeiture rates are based on its historical experience within separate groups of employees.  The estimated fair value of the options granted during 2006 and prior years was calculated using a Black-Scholes Merton option pricing model (Black-Scholes model).  The following summarizes the assumptions used in the Black Scholes model as applied for 2006:

Risk-free interest rate (1)	0.1%
Volatility (2)	0.8%
Dividend yield (3)	0.0%
Expected term (years to exercise) (4)	6.5

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

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 (APB 25) “Accounting for Stock Issued to Employees.”  In accordance with APB 25, the Company recognized no compensation expense for qualified stock option grants.  For options issued with an exercise price less than the fair market value of the shares at the date of grant, the Company recognized the difference between the exercise price and fair market value as compensation expense in accordance with APB 25.  Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” (SFAS 123) as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” (SFAS 148).  The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the prior periods ended June 30, 2005.  Disclosures for the periods ended June 30, 2006 are not presented because stock-based compensation payments were accounted for under SFAS 123R’s fair value method during the periods.

	Three Months Ended June 30, 2005 (Restated)	Six Months Ended June 30, 2005 (Restated)
Net loss - as reported	$(3,554,850)	$(8,332,978)
Add: stock-based employee compensation expense included in reported net loss	620,000	1,317,500
Deduct: stock-based employee compensation expense determined under the fair value based method for all awards	(1,339,026)	(2,655,550)
Pro forma net loss	$(4,273,876)	$(9,671,028)

Net loss per common share
As reported, basic and diluted	$(0.12)	$(0.29)

Pro forma, basic and diluted	$(0.15)	$(0.33)

The Company accounts for stock options granted to non-employees in accordance with SFAS 123 and Emerging Issues Task Force (EITF) 96-18 — “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services,” and accordingly, recognizes as expense the estimated fair value of such options as calculated using the Black-Scholes model.  The fair value is remeasured during the service period and is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter.  No stock options were issued to non-employees, other than options granted to non-employee members of the Board of Directors for service as Board members, during the periods presented.

(3)

Financial Condition and Going Concern Uncertainties

The Company has incurred operating losses since inception of $53,250,263.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon a continued operation which, in turn, is dependent upon the Company’s ability to meet its financial requirements, raise additional financing on acceptable terms to the Company, and the success of its future operations.

If the Company is unable to raise sufficient additional financing to continue operations at a level necessary to achieve commercially viable sales levels, the liquidation value of noncurrent assets may be substantially less than the balances reflected in the financial statements and the Company may be unable to pay its creditors.

The Company’s independent registered public accounting firm’s reports on the consolidated financial statements included in the annual reports on Form 10-KSB/A for the years ended December 31, 2003 and 2004, and in the annual report on Form 10-K for the year ended December 31, 2005, contained an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about the Company’s ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become a stockholder of the Company.

During the period of January 1, 2006 through June 30, 2006, the Company raised approximately $682,208 (net of investment fees and expenses) from the sale of equity and equity-based securities, including the exercise of outstanding common stock purchase warrants that have previously been issued in private placement; and the exercise of employee stock options.  Additionally, on April 21, 2006, $200,000 was received from an executive officer as a noninterest bearing loan.  The loan is repayable on the earlier of (i) October 21, 2006, (ii) we receive an aggregate of more than $2,000,000 from the sale of our securities, or (iii) an event of default occurs under the loan.  Also, commencing April 7, 2006 the CEO, President and CFO of the Company voluntarily deferred payment of their salaries until such time as to be determined.

The Company continues its U.S. and international sales/marketing efforts for the healthcare product, FlowPoint.  While the sales proposals of these licenses are currently below the Company’s customary prices, management believes they nonetheless will help establish Guardian as a viable participant in the healthcare marketplace and provides the Company with a customer reference platform upon which to grow revenues.  Additionally, during the first half of fiscal 2006, the Company continued international sales and marketing efforts for its threat detection product, PinPoint.  Although the Company has not generated any revenue from the sale of the PinPoint product during the first six months of fiscal 2006, the Company applied for and was granted one pilot export license for Ecuador, has been granted one pilot test license for Mexico, and was granted one commercial international export license for Moscow, Russia.  The Company performed one international pilot test during the first quarter of 2006 in Caracas, Venezuela.

Management believes that the cash balance of $158,455 at June 30, 2006, collections during the third quarter of 2006 from outstanding receivables, and $448,500 of net proceeds from the sale of equity during July 2006 to be sufficient to support operations, absent cash flow from revenues, until approximately August 2006.  The Company is currently spending approximately $500,000 per month on operations, the continued development of the PinPoint product, and marketing and sales activities.  Although there can be no assurance, management believes that the Company will not begin to generate sufficient cash flows to fund operations until late fourth quarter of 2006.  In addition to cash received from sales of its products, management believes that the Company will require approximately an additional $6 million to meet its cash needs during the twelve month period ending June 30, 2007.  Although there can be no assurance, management will seek to meet such cash needs from one or more equity or debt financings.  Management is in discussions with certain investment banks and investors with regard thereto.  There can be no assurance that the Company will be successful in its efforts to raise such additional equity or debt financing or on terms satisfactory to the Company.

(4)

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155 “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.”  This Statement shall be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The fair value election provided for in paragraph 4I of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement.  Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year.  The implementation of SFAS 155 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2005, the FASB issued Statement of Financial Accounting Standards issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement.  SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  The implementation of SFAS 154 is not expected to have a material impact on the Company’s consolidated financial statements.

(5)

Acquisitions

Acquisition of Wise Systems, Ltd.

On July 27, 2004, the Company completed the acquisition of Wise Systems Ltd.   Wise is a developer of advanced radiology information systems (RIS) with principal offices located in Corsham, Wiltshire, UK.  Through this acquisition, Guardian augmented its healthcare informatics offering of image compression technologies while increasing its global market potential.  Guardian gained a number of important assets from the transaction, including Wise Systems’ RIS and the recently introduced picture archiving and communication system (PACS), which capture images and integrates them with other radiology information, making available to the healthcare enterprise a complete radiology patient record ready for distribution to caregivers where and when critical information is needed for optimal patient care. This seamless RIS/PACS software package keeps all of the critical information related to digital studies, such as MRI and CT scans, together in an electronic patient record package, allowing healthcare providers to share patient information under electronically secure methodologies and to comply with the Health Insurance Portability and Accountability Act (HIPAA) requirements.

Under the terms of a stock purchase agreement, Guardian acquired all of Wise’s stock from Wise’s two shareholders, Martin Richards and Susan Richards.  Guardian paid to Wise’s two stockholders an aggregate of U.S. $1,929,500 in cash and issued to them shares of Guardian Technologies’ common stock in the amount of $500,000.  $929,500 of the cash purchase price was paid at closing and the remaining $1,000,000 of the cash purchase price was paid by means of the issuance of an interest bearing promissory note due 90 days after closing.  The deferred portion of the cash purchase price was paid upon maturity of the promissory note.  Guardian issued an aggregate of 106,739 shares of its common stock as the stock portion of the purchase price. The shares were valued on the basis of the average high and low sales prices of the stock for the 30 business day period which ended two days prior to the closing of the transaction.  At closing, the shares were deposited in escrow and are subject to forfeiture in the event Guardian Healthcare Systems Division does not achieve certain revenue thresholds over the three years following closing.  In the 1st annual performance period ending July 28, 2006, Guardian Health Systems did not achieve the revenue threshold.  Therefore, 71,160 shares were forfeited and returned to the

Company out of escrow and such shares were cancelled.  The shares of stock are subject to a three year lock-up.  In addition, Guardian repaid an outstanding loan of one of the directors of Wise in the amount of $79,500.  At closing, the co-founder of Wise, Mr. Martin Richards, entered into an employment agreement with Guardian as Vice President of European Operations for a period of two years following closing at a base salary of $210,250 per annum.  Also, Mr. Martin Richards and Ms. Susan Richards resigned their positions as officers of Wise and as members of Wise’s Board of Directors, and entered into non-compete agreements with Guardian Technologies for a period of three years following closing.  Furthermore, effective as of the closing, Mr. Martin Richards was released from personal guarantees for certain of Wise’s bank debt obligations and of Wise’s real property lease obligations.

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

Acquisition of Certain Assets of Difference Engines and Restatement

On October 23, 2003, the Company entered into an agreement with Difference Engines Corporation (Difference Engines), a Maryland corporation, pursuant to which Guardian agreed to purchase certain intellectual property (IP) owned by Difference Engines, including but not limited to certain compression software technology described as Difference Engine’s Visual Internet Applications or DEVision, as well as title and interest in the use of the name and the copyright of Difference Engines.

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

During the six-month period ended June 30, 2006 and the year ended December 31, 2005, the temporary equity account was reduced and the permanent equity account increased by $555,579 and $737,808, respectively, for the change in the estimated redemption value of the outstanding shares and the sale of Guardian stock held by the shareholders of Difference Engines Corporation.

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

The Company acquired intangible assets from Wise consisting of software technology valued at $2,264,630 and goodwill of $119,191 during the year ended December 31, 2004.  The Company has estimated that the software technology has an estimated useful life of five years.  The value of the asset will be amortized on a straight-line basis over this period.  The Company continues to develop and market the software technology acquired, specifically for sale in the U.S. marketplace, and has concluded that no impairment existed as of June 30, 2006, as its net realizable value exceeds its carrying value.  Goodwill is a non-amortizing intangible asset subject to ongoing evaluation for impairment.

As of June 30, 2006
	Gross Cost	Accumulated Amortization	Net

Intangibles with indefinite lives:
Goodwill	$ 119,256	$ -	$ 119,256

Intangibles with finite lives:
Software technology	$ 2,455,325	$ 1,042,140	$ 1,413,185
Patent acquisition costs	282,793	11,615	271,178
	$ 2,738,118	$ 1,053,755	$ 1,684,363

(7)

Stockholders Equity

Common Stock Issued

On March 17, 2006, an investor exercised certain warrants to purchase common stock pursuant to cashless exercise rights granted in the warrant agreement and exchanged 80,000 stock purchase warrants for 5,926 shares of common stock.  Common stock was increased by $6 for the par value of the shares.

In April 2006, Company employees exercised 600,000 incentive stock options which resulted in the issuance of 600,000 shares of common stock for cash proceeds to the Company of $300,000.  Common stock was increased by $600 for the par value of the shares and $299,400 to paid-in-capital.

During May 2006, the Company accepted direct investment from accredited investors of $382,208 and issued 238,880 shares of common stock.  Common stock was increased by $239 for the par value of the shares and $381,969 to paid-in-capital.

On June 12, 2006, the Company issued to an equity research consultant 51,000 shares of common stock for consulting services.  The fair value of the stock is $91,800 and is being amortized over the one-year consulting period beginning June 19, 2006.  Common stock was increased by $51 for the par value of the shares and $91,749 to paid-in-capital.

Common Stock Warrants Issued

On February 15, 2006, the Company issued to its investor relations consultant 125,000 warrants to purchase our common stock, at varying exercise prices ($3.00 to $9.00) for consulting services.  The fair value of the warrants is $112,750, and is being amortized over the consulting period of January through December 2006.

During May 2006, the Company issued an aggregate of 59,720 warrants to purchase the Company’s common stock to investors that purchased 238,880 shares of common stock.  The warrants are exercisable at a price of $3.00 per share, and contain a cashless exercise provision.  The warrants expire in May 2008.

The Company has issued warrants as compensation to its bridge noteholders, placement agent and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.

The table below shows the outstanding warrants by category.

Common Stock Purchase Warrants	Number of Warrants Granted and Outstanding	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Placement agent	21,800	November 24, 2003	$ 1.95	November 24, 2008
	249,409	May 14, 2004	$ 1.92	May 13, 2009
	239,745	May 14, 2004	$ 1.95	May 13, 2009
	50,000	December 27, 2004	$ 2.00	December 26, 2006
	10,000	July 13, 2005	$ 2.00	February 16, 2007
	18,000	July 13, 2005	$ 2.00	June 30, 2007
	92,500	July 13, 2005	$ 2.60	July 12, 2010
	65,000	February 26, 2004	$ 2.65	February 25, 2009
	48,000	April 15, 2005	$ 3.00	August 15, 2010
794,454

Bridge noteholders	200,000	December 8, 2003	$ 2.50	December 7, 2006
	120,000	December 19, 2003	$ 2.50	December 18, 2006
	80,000	December 19, 2003	$ 5.00	December 17, 2006
	31,250	December 19, 2003	$ 5.00	June 7, 2007
	31,250	December 19, 2003	$ 5.00	July 7, 2007
462,500

Private placement investors	54,600	May 14, 2004	$ 2.65	September 23, 2006
	10,000	July 13, 2005	$ 2.00	June 30, 2007
	75,000	April 15, 2005	$ 3.00	August 15, 2006
	11,720	May 20, 2006	$ 3.00	May 20, 2008
	8,000	May 24, 2006	$ 3.00	May 24, 2008
	35,000	May 25, 2006	$ 3.00	May 25, 2008
	5,000	May 31, 2006	$ 3.00	May 31, 2008
199,320

Consultants	32,500	May 19, 2004	$ 5.00	May 19, 2007
	217,500	May 19, 2004	$ 5.00	May 19, 2008
	50,000	February 15, 2006	$ 3.00	February 15, 2009
	40,000	February 15, 2006	$ 6.00	February 15, 2009
	35,000	February 15, 2006	$ 9.00	February 15, 2009
375,000

Total Warrants Issued and Outstanding	1,831,274

Additional Stockholder’s Equity Activity

On April 18, 2006, the Company granted to a software engineer/research consultant 200,000 options for the purchase of common stock, for consulting services to be performed.  The options are exercisable at a price of $1.90 per share which is the market price of the shares on the date of grant.  The fair value of the options is $290,000, and is being amortized over the one-year vesting period beginning April 18, 2006.

During the year, the Company remeasured the redemption value of outstanding common shares subject to repurchase, which were previously issued in the December 19, 2003 Difference Engine asset purchase.  The Company recorded a net adjustment for the current year of $398,544 by reducing temporary equity and increasing permanent equity.

During the year, the Company reclassified from temporary equity to permanent equity, the redemption value of $157,035, due to the sale of Guardian stock held by the shareholders of Difference Engines Corporation.

(8)

Legal Proceedings

On August 18, 2004, we became a defendant in a lawsuit in Minnesota state court entitled VisualGold.com, Inc. v. Thomas E. Ramsay, Nancy Goetzinger and Guardian Technologies International, Inc.  VisualGold has alleged that the Company tortuously interfered with VisualGold’s contracts and prospective economic advantage by engaging Thomas Ramsay to work as a consultant, and that Ramsay transferred certain of its trade secrets to the Company.  The Company strenuously denies the allegations, and has asserted counterclaims against VisualGold and other third parties for breach of contract and misappropriation of trade secrets.  The Company is seeking compensatory and punitive damages, attorneys’ fees and costs as part of its counterclaims.  Ramsay and Goetzinger have also filed counterclaims against VisualGold.  On October 15, 2004, following extensive briefing and a hearing on the matter, Judge Isabel Gomez of Hennepin County District Court denied VisualGold’s motion for a temporary injunction against the company in all regards.  Discovery then proceeded but two intervening events have caused the Minnesota state court to stay further proceedings in the case.  First, in July 2005, the Company moved for an additional protective order to prevent disclosure of any documents and information in the Company’s possession that may be considered by the federal government to constitute restricted information that cannot be used in civil litigation.  The Transportation Security Administration reviewed the matter and issued an initial finding in January 2006 that the Company’s Pinpoint source code and related materials are deemed to be restricted from the use in this litigation, pending further review and proceedings. Second, in August, 2005, VisualGold was placed into an involuntary bankruptcy by creditors, and since then has sought to have the case converted into a Chapter 11 reorganization proceeding.  No plan of reorganization for VisualGold has been confirmed to date, and so the Minnesota state court has maintained a stay of all proceedings until after the parties complete a mandatory mediation session in August 2006.  It is unclear whether or when the claims by and against VisualGold will proceed.  It is difficult to predict an adverse outcome.  However, the Company is vigorously defending the case and, after conferring with counsel, the Company believes that it has substantial defenses to the allegations and that VisualGold’s suit is without merit.  The Company will also pursue its counterclaims and third-party claims when and if the current stay of proceedings is lifted.

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

Our independent registered public accounting firm’s reports on the consolidated financial statements included in our annual reports on Form 10-KSB/A for the years ended December 31, 2003 and 2004, and in our annual report on Form 10-K for the year ended December 31, 2005, contained an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about the Company’s ability to continue as a going concern.

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

Guardian is a technology company that designs and develops sophisticated imaging informatics solutions for delivery to its target markets:  aviation/homeland security and healthcare.  The Company utilizes high-performance imaging technologies and advanced analytics to create integrated information management technology products and services that address critical problems in healthcare and homeland security for corporations and governmental agencies.  Each product and service can radically improve the quality and response time of decision-making, organizational productivity, and efficiency within the enterprise.  Our product suite is a platform for innovation that integrates, streamlines, and distributes business and clinical information and images across the enterprise.

Guardian’s core technology is an intelligent imaging informatics (“3i”) engine that is capable of extracting embedded knowledge from digital images, as well as the capacity to analyze and detect image anomalies.  The technology is not limited by type of digital format.  It can be deployed across divergent digital sources such as still images, x-ray images, video and hyper spectral imagery.  To date, the technology has been tested in the area of threat detection for baggage scanning at airports and for bomb squad applications. Varying degrees of research and development have been conducted in the areas of detection for cargo scanning, people scanning, military target acquisition in a hyper spectral environment, and satellite remote sensing ground surveys.  Product development in these areas is ongoing, and while there can be no assurance, the Company believes that the technology should produce results equal to or greater than those currently achieved in baggage scanning.

Currently, the Company is focused on providing technology solutions and services in two primary markets, healthcare and aviation/homeland security.  However, as new or enhanced solutions are developed, the Company expects to expand into other markets such as military and defense utilizing hyper-spectral technology, and imaging diagnostics for the medical industry.  The Company may also engage in one or more acquisitions of businesses that are complementary to our business.  Further, the Company plans to form wholly-owned subsidiaries to operate within defined vertical markets.

We offer two principal products that we market and license to our customers:

Aviation/Homeland Security Technology Solution – PinPoint

The PinPoint product is an intelligent imaging informatics technology for the detection of guns, explosives, and other threat items contained in baggage in the airport environment or for building security applications.  PinPoint can identify threat items, notify screeners of the existence of threat items, and speed the security process by eliminating unnecessary baggage checks, provide the screener with an instantaneous second opinion, and reduce processing time spent on false positives (baggage selected for security review that contains no threat items).  The Company markets and seeks to license the PinPoint product primarily to the Transportation Services Administration for use in airports, the Federal Protection Services for use in federal buildings and to foreign governments and airport authorities.  The Company competes with manufacturers of baggage screening, luggage and large parcel screening, people screening for weapons and explosive detection, container and vehicle screening, and cargo screening equipment and certain software companies and academic institutions that are developing solutions to detect threat items. The Company also intends to distribute the product through these manufacturers.

An additional market opportunity is being pursued using the Company’s 3i platform technology, adding to the detection family of products. PinPoint nSight provides visualization enhancements that allow bomb technicians and investigators to assess the presence of explosives more rapidly and accurately using single-energy x-ray scanners. The technology adds textural and color components to such images, helping bomb investigation technicians to detect threats that would otherwise be unseen by the human eye.

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

Information regarding the amount of the TSA’s annual budget allocated for the purchase of software solutions that are able to detect threat items at US airports and other similar facilities, such as PinPoint, is not readily discernible from publicly available information or independent research reports.  However, management estimates, based upon information derived from the FY 2006 and requested FY 2007 United States Department of Homeland Security (DHS) budget, that the DHS budget allocation for FY 2006 for software solutions that are able to detect threat items at U.S. airports and other facilities, such as PinPoint, was approximately .77% of the DHS’ $41.1B budget, and that the budget allocation for the proposed FY 2007 DHS budget will be approximately 2.25%.  In addition, management estimates that the worldwide market for solutions such as PinPoint is estimated to be approximately twice the United States Homeland Security budget.  These estimates have been prepared by Guardian’s management and reflect certain assumptions of such management.  There can be no assurance that these estimates are or will prove to be accurate or that budget allocations or these estimates may not change, based upon changes in government’s budget priorities and other factors.

The market for contraband detection systems is anticipated to become intensely competitive and many of our competitors are better capitalized and have greater marketing and other resources than Guardian.  To date, we have not received any revenues from the licensing of our PinPoint product.  PinPoint continues to be developed to address the market for contraband detection.  The extended alpha version working model of PinPoint has been pilot tested successfully, at live carryon baggage checkpoints, in two international airports during late 2005 and early 2006.  Seamless integration within currently deployed manufacturers’ scanning equipment is a prerequisite to anticipated sales, and is considered a significant development risk.

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

The Company has escalated certification efforts with the TSA which is expected to accommodate testing at the Transportation Security Laboratory.  While TSA certification is not absolutely essential to the acceptance of Guardian’s PinPoint product, management believes that having TSA certification and a business relationship with the TSA is important to our strategic growth plans, as the relationship represents an important opportunity to obtain contracts for the licensing of our baggage scanning applications and for future aviation and transportation security applications and solutions that we develop or enhance.

Further, through our contractual relationships with EGC International, BridgeTech International, and Fowler International, we have commenced the marketing/business development activities of PinPoint to the international community.  These relationships are a key component of our revenue growth strategy and for developing international market presence.  These relationships have resulted in eight opportunities to-date, each requiring an export license for which applications have been approved by the U.S. Department of Commerce.  Three such licenses were issued during the first six months of 2006.  The Company successfully completed pilot tests in two locations: Moscow, Russia in December 2005 and Caracas, Venezuela in January 2006.  Management believes that market acceptance of PinPoint in these two markets as a viable threat detection solution will not only enhance our ability to sell worldwide, but it will open additional opportunities for the development of PinPoint as the intelligent image analysis solution for areas such as military target acquisition, satellite remote sensing, and additional opportunities within aviation security such as people portals and cargo scanning.  Additionally, we will seek support of politicians and the equipment manufacturers.  Management remains focused on the ongoing development of PinPoint, particularly with respect to test results.  This focus must be even sharper as we enter the pilot test arena where the duration of the pilot test, the conditions under which the pilot test is conducted, and the definition of success and failure will vary country-by-country.  Market acceptance is key to our future success.

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

The Company markets the FlowPoint 6.1 products primarily to smaller hospitals and imaging centers that are now transitioning from film to “digital.”  The market for imaging and radiology technology in the U.S. is highly fragmented, and we face competition from other companies that are developing products which are expected to be competitive with our products (including large multinational solution providers and smaller companies).  Some of our competitors have more capital, longer operating and market histories, and greater resources than we have, and may offer a broader range of products and at lower prices than we offer.  Industry experts, Frost and Sullivan, estimate the size of the RIS/PACS market to reach 1.8 to 2.2 billion dollars in annual sales by 2007.  Professional service revenues are expected to add an additional 150 million dollars in revenue in this growth market.  The diagnostic imaging center and small hospital market segments (hospitals under 200 beds) are forecasted to see much of this growth. Approximately $720 million, (36%) of the average annual expenditures for the RIS/PACS market, is estimated for the small hospital and imaging center providers in the U.S. and are expected to have integrated RIS/PACS by 2007.  The Company competes against certain emerging companies who offer segments of the integrated radiology solution through RIS and/or PACS systems.  However, the Company believes that our integrated web enabled service offerings afford us a competitive advantage over our competitors.

Establishing Guardian as an industry recognized healthcare solution provider and FlowPoint as the “best of breed” solution for radiology information systems (RIS) and picture archiving and communication systems (PACS) will be a long-term effort.  The Company requires a significant amount of capital for the continued development of FlowPoint to stay technologically ahead of the competition, to fund sales, marketing, and advertising of FlowPoint, and to hire the staff necessary to support customer service and technical support.  Our primary focus is the establishment of FlowPoint in the U.S. and South American marketplace.  To date, we have signed five sales contracts, of which three were installed in 2005 and two were installed in the first six months of 2006.  These clients represent the foundation upon which we will be able to brand Guardian as a recognized healthcare solution provider, FlowPoint as a recognized and validated RIS/PACS solution, and they will serve as the reference accounts upon which we can build additional sales momentum.

In July, 2006 Guardian entered into an agreement with the Medical Imaging and Informatics Laboratory (IPI) at the Keck School of Medicine, University of Southern California to conduct a multiple-phase process to clinically evaluate, and give feedback on potential enhancements, to Guardian’s 3i intelligent imaging analysis solutions as applied to medical radiology imaging.  Guardian’s 3i™ product segments, clarifies, distinguishes, and identifies organic objects, even when they are masked by one or more other objects of similar density and chemical composition.  This is a product extension of our 3i-based computer-aided detection technology in adapting the scientific principles employed for explosives detection to medical image analysis.

We have a four person sales force in the United States, and most recently established a distributor arrangement July, 2006 with Ultimate Medical Services (UMS), of Louisiana.  Guardian has additional strategic sales/marketing alliances with other market recognized firms providing complimentary products/services.  Guardian’s international marketing/sales efforts are through relationships with EGC International and BridgeTech International.  Management is focused on the following principal considerations:  (1) development of customer service and technical staff to support client requirements, and (2) development, follow-up, and closure of sales opportunities.

Results of Operations

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Net losses for the periods reported reflect the consolidated results of operations of Guardian Technologies International, Inc. and its subsidiaries.  As discussed below, revenues for the three months ended June 30, 2006, and 2005, were approximately $74,856 and $122,835, respectively, a decrease of approximately $47,979 (39.1%). Such revenues resulted from the sale, implementation and maintenance of the Company’s FlowPoint healthcare solutions.  The Company did not generate any revenue from the sale of its PinPoint product during the periods.  Also as discussed below, the quarter-to-date net loss ended June 30, 2006 and 2005, was approximately $2,195,406 and $3,554,850, respectively, or a $1,359,444 (38.2%) decrease. The loss per common share, for the quarter ended June 30, 2006, decreased from $0.12 loss per share in second quarter of 2005 to $0.07 loss per share in same quarter in 2006.

Net Revenues.  Net revenues from product sales and annual maintenance fees decreased by $47,979, or 39.1%, to $74,856 in the second quarter of fiscal 2006, from $122,835 in the second quarter of fiscal 2005.  The decrease in the second quarter of 2006 resulted from lower sales of the FlowPoint product versus the same period of 2005.

Cost of Sales.  Cost of sales for the quarter was $157,434 (210.3%) versus 2005 for the same period of $178,848 (145.6%), a decrease of approximately $21,414, or 44.6% of the $47,979 sales decrease.  Cost of sales for the period includes fixed expense for the amortization of the Wise intangible asset for developed software of $110,951 in 2006 and $94,933 in 2005.  Other costs for 2006 of $46,483 and in 2005 of $83,915 represent expenses for purchased equipment and supplies for customers, installation labor and travel costs.  The increase is due to higher revenues in 2006 in support of two (2) installations for FlowPoint, versus one (1) installation in 2005.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the second quarter decreased $1,386,680, or 39.6%, to $2,114,462 for fiscal 2006 as compared to $3,501,142 for the comparable period in fiscal 2005.  The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the three month period ending June 30.

	Quarter Ended June 30
	2006	2005	$ Change	% Change

Payroll and related costs	$971,955	$724,380	$247,575	0.3%
Professional fees	492,205	599,302	(107,097)	-0.2%
Research and development costs	200,970	241,016	(40,046)	-0.2%
Insurance costs	72,191	44,663	27,528	0.6%
Rent - building and equipment	87,202	85,285	1,917	0.0%
Travel and entertainment	56,938	110,237	(53,299)	-0.5%
Miscellaneous expenses	55,985	129,063	(73,078)	-0.6%
Depreciation and amortization	34,073	14,064	20,009	1.4%
Stock-based compensation	142,943	1,553,132	(1,410,189)	-0.9%
Total	$2,114,462	$3,501,142	$(1,386,680)	-0.4%

Salary, commissions, benefits and related costs increased approximately $247,575 (34.2%) due to a full quarter expense in 2006 on comparable staffing levels of employees.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees.  Professional fees decreased for the quarter ending June 30 versus the same quarter last year by approximately $107,097 (17.9%) due to: (i) decrease of $276,537 in the areas of overall legal costs, outside consultants as a result of shifting to permanent staff versus outsourcing for two positions, and other services; (ii) an increase of $89,440 (170.7%) in accounting fees as a result of the 2005 SEC review and restatement of the Company’s consolidated financial statements for the years ended December 31, 2003 and 2004, and for each of the quarterly periods in the nine months ended September 30, 2005; and (iii) an  increase in public relations and investor relations costs by $80,000 as a result of shifting from stock-based compensation to cash compensation.

Research and development costs increased for the second quarter compared to the same quarter last year by approximately $40,046 or 16.6%, with continued focus on meeting testing and validation timelines for the PinPoint product.

The Company incurred insurance costs of $72,191 in the quarter ended June 30, 2006, compared to $44,663 in the comparable period in 2005.  The increase of $27,528 (61.6%) is the result of the Company initiating greater liability coverage and a full quarter expense of Directors & Officers Liability, Errors & Omissions, Product Liability, Employee Practices, Acts of Terrorism and General Liability insurance coverage.

Rent increased by $1,917 (2.2%) to $87,202 in the second quarter of fiscal 2006, as compared to $85,285 for the same period in 2005.  The increase reflects the Company’s move to a larger facility in February 2005.

Travel and entertainment expense in selling, general, and administrative expenses for the three months ending June 30, 2006 of $56,938 compares to the same period for 2005 of $110,237, or a decrease of $53,299 (48.3%).

Depreciation and amortization expense in selling, general, and administrative expenses for the three months ending June 30, 2006 of $34,073 compares to the same period for 2005 of $14,064, or an increase of $20,009 (142.3%).  The additional expense is due to capital expenditures during the course of Fiscal 2005 for computer and office equipment to meet the Company’s expanded staffing level and a full quarter amortization in 2006 versus the same period in 2005.

Stock-based compensation which, represents a non-cash expense category, is the amortization of the estimated fair value of stock-based compensation to employees and consultants in lieu of cash compensation.  During the quarter ended June 30, 2006, the company recognized an expense associated with employee stock option compensation of approximately $50,513 and approximately $92,430 of consulting expense.  During the same quarterly period of 2005, the Company recognized stock-based compensation expense for employees of $620,000 and consultants of $933,132.  The decrease in stock-based compensation for employees of $569,487 (91.9%) and consultants of $840,702 (90.1%) represents the impact of accelerating in the fourth quarter of 2005 the expense of key management and staff hiring incentives using stock options, and for consultants, the end of the amortization period for retention consulting arrangements after the reverse acquisition in June 2003.  Also, there was lesser dependency on stock-based compensation in the first half of 2006 for employees and consultants.

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

Consulting expense, for stock-based compensation to consultants is based on the fair market value of the stock compensation, as remeasured on each reporting date, and amortized over the service period.

Other Income (Expense).

Interest income from interest bearing accounts decreased approximately $671 (29.1%), to $1,634 for the quarter ended June 30, 2006.  The decrease is attributed to a lower average daily cash balance in interest bearing accounts during the second quarter of 2006.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net losses for the periods reported reflect the consolidated results of operations of Guardian Technologies International, Inc. and its subsidiaries.  As discussed below, revenues for the six months ended June 30, 2006, and 2005, were approximately $384,525 and $177,019, respectively, an increase of approximately $207,506 (117.2%).  Such revenues resulted from the sale, implementation and maintenance of the Company’s FlowPoint healthcare solutions.  The Company did not generate any revenue from the sale of its PinPoint product during the periods.  Also as discussed below, year-to-date net losses through June 30, 2006 and 2005, were approximately $4,199,766 and $8,332,978, respectively, or a $4,133,212 (49.6%) decrease.  The loss per common share, for the first half of the year ending June 30, 2006, decreased from $0.29 per share in first half 2005 to $0.13 loss per share in same period in 2006.

Net Revenues.  Net revenues from product sales and annual maintenance fees increased by $207,506, or 117.2%, to $384,525 in the first half of fiscal 2006, from $177,019 in the first half of fiscal 2005.  The increase in the first six months of 2006 resulted from higher sales of the FlowPoint product versus the same period of 2005.

Cost of Sales.  Year-to-date cost of sales was $400,479 (104.1%) versus 2005 for the same period of $350,837 (198.2%), an increase of approximately $49,642, or 23.9% of the $207,506 sales increase.  Cost of sales for the period includes fixed expense for the amortization of the Wise intangible asset for developed software of $222,861 in 2006 and $213,462 in 2005.  Other costs for 2006 of $177,618 and in 2005 of $137,375 represents expenses for purchased equipment and supplies for customers, installation labor and travel costs.  The increase in other costs during the first half of 2006 is due to higher revenues in support of two (2) installations for FlowPoint, versus one (1) installation for the same period in 2005.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $3,969,922, or 48.6%, to $4,194,757 in the first half of fiscal 2006 as compared to $8,164,679 for the comparable period in fiscal 2005.  The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the six month period ending June 30.

	Six Months Ended June 30
	2006	2005	$ Change	% Change

Payroll and related costs	$2,015,815	$1,276,640	$739,175	0.6%
Professional fees	858,373	1,129,162	(270,789)	-0.2%
Research and development costs	402,460	414,233	(11,773)	-0.0%
Insurance costs	202,679	92,312	110,367	1.2%
Rent - building and equipment	157,426	134,980	22,446	0.2%
Travel and related	120,813	197,197	(76,384)	-0.4%
Miscellaneous expenses	155,270	249,089	(93,819)	-0.4%
Depreciation and amortization	66,498	26,397	40,101	1.5%
Stock-based compensation	215,423	4,644,669	(4,429,246)	-1.0%
Total	$4,194,757	$8,164,679	$(3,969,922)	-0.5%

Salary, commissions, benefits and related costs increased approximately $739,175 (57.9%) due to a full six months expense in 2006 on comparable staffing levels of employees.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees.  Professional fees decreased approximately $270,789 (24.0%) due to: (i) decrease of $304,729 for outside consultants as a result of shifting to permanent staff versus outsourcing for two positions; (ii) decrease of $105,652 in all areas of legal costs; (iii) decrease of $143,623 for other services; (iv) an increase of $153,215 (201.1%) in accounting fees as a result of the 2005 SEC review and restatement of the Company’s consolidated financial statements for the years ended December 31, 2003 and 2004, and for each of the quarterly periods in the nine months ended September 30, 2005; and (v) an  increase in public relations and investor relations costs by $120,000 as a result of shifting from stock-based compensation to cash compensation.

Research and development costs for the six-months period decreased by $11,773 or 2.8%, savings resulting from prior period costs incurred in establishing the library of images, as the Company continues to focus on meeting testing and validation timelines for the PinPoint product.

The Company incurred insurance costs of $202,679 in the six months ended June 30, 2006, compared to $92,312 in the comparable period in 2005.  The increase of $110,3679 (119.6%) is the result of the Company initiating greater liability coverage in late May 2005, and a full six-months period expense of Directors & Officers Liability, Errors & Omissions, Product Liability, Employee Practices, Acts of Terrorism and General Liability insurance coverage.

Rent expense for office and equipment increased by $22,446 (16.6%) to $157,426 in the first half of fiscal 2006, as compared to $134,980 for the same period in 2005.  The increase reflects the Company’s move to a larger facility in February 2005.

Depreciation and amortization expense in selling, general, and administrative expenses for the six months ending June 30, 2006 of $66,498 compares to the same period for 2005 of $26,397, or an increase of $40,101 (151.9%).  The additional expense is due to capital expenditures during the course of Fiscal 2005 for computer and office equipment to meet the Company’s expanded staff level and a full six months amortization in 2006.

Stock-based compensation expense for the first six months of fiscal 2006 for employees was approximately $86,506 and for consultants of approximately $128,917, which represents the amortized portion of stock compensation in lieu of cash compensation.  During the same period of 2005, the Company recognized stock-based compensation expense for employees of $1,317,500 and consultants of $3,327,169.  The decrease in stock-based compensation for employees of $1,230,994 (93.4%) and consultants of $3,198,252 (96.1%) represents the impact of accelerating, in the fourth quarter of 2005, the expense of key management and staff hiring incentives using stock options, and for consultants, the end of the amortization period for retention consulting arrangements after the reverse acquisition in June 2003.  Also, there was lesser dependency on stock-based compensation in the first half of 2006 for employees and consultants.  A significant number of consulting agreements expired during 2005, whereas the Company had three agreements executed in the first half of 2006.

Other Income (Expense).

Interest income from interest-bearing accounts increased approximately $5,426, (98.3%), to $10,945 for the first half of 2006.  The increase is attributed to a higher average daily cash balance in interest bearing accounts during the first quarter of 2006, as a result of an increase in funds due to proceeds from the issuance of common stock and exercise of stock warrants during second and third quarters of 2005.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of the Company’s net cash provided by (used in) operating, investing and financing activities:

	Six Months Ended June 30
	2006	2005

Net cash provided (used) in operating activities	$ (2,931,236)	$ (3,096,195)
Net cash provided (used) in investing activities	(209,458)	(350,681)
Net cash provided by financing activities	882,208	2,641,621
Effect of exchange rates on cash and cash equivalents	(24,452)	(13,722)

Net increase (decrease) in cash	$ (2,282,938)	$ (818,977)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2006 was $2,931,236, compared with net cash used in operating activities of $3,096,195 during the same period in 2005, a decreased use of cash for operating activities of approximately $164,959 (5.3%).  The decrease in net cash used in operating activities is due to an increase in selling, general and administrative costs of $339,001, or 10.1%, and decreases in the components of operating assets and liabilities of $503,960, or 194.1%.

Net Cash Used in Investing Activities

Net cash used in investing activities for the purchase of equipment, and costs incurred for patent activities for the six months ended June 30, 2006 was $209,458.  This compares with net cash used for the same activities of $350,681 in the period ended June 30, 2005, or a decrease of $141,223 (40.3%).  The net decrease is comprised of a $136,376 (57.4%) decrease in the purchase of furniture, software and equipment, and a decrease of $4,847 (4.3%) for costs associated with the preparation and filing of certain patents with regard to our PinPoint technology.

Net Cash Provided by Financing Activities

Proceeds from financing activities in the six months ended June 30, 2006 were 882,208, compared with net cash provided by financing activities of $2,641,621 for the same period of 2005.  Management is seeking to raise additional capital through one or more equity or debt financings and is in discussions with certain investment banks and investors with regard thereto.  However, there can be no assurance that the Company will be able to raise such additional equity or debt financing on satisfactory terms to the Company.

Working Capital

The following table presents a summary of the Company’s working capital:

	(Unaudited)
	June 30, 2006	December 31, 2005

Cash and cash equivalents	$ 158,455	$ 2,441,393

Current assets	678,251	2,938,659
Current liabilities	1,827,963	841,610
Working capital (deficit)	$ (1,149,712)	$ 2,097,049

At June 30, 2006, the Company has a net working capital deficit of approximately $1,149,712 compared with net working capital of approximately $2,097,049 at December 31, 2005, a decrease in working capital of approximately $3,246,761 (154.8%).  The decrease in cash is the result of the Company’s limited revenue and reduced financing activities.  As of June 30, 2006, the Company’s revenue generating activities have not produced sufficient funds for profitable operations, and the Company has incurred operating losses since inception.  The increase in current liabilities is due to extending trade payables, a $200,000 noninterest bearing loan from an executive officer of the Company, and deferral of salaries for executive officers of the Company.  Therefore, working capital decreased during the six month period ending June 30, 2006.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional financing, and the success of its future operations.

Financial Condition and Going Concern Uncertainties

The Company will require additional capital during its fiscal year ending December 31, 2006, to implement its business strategies.  Such additional capital may be raised through additional public or private financings, borrowings, or other available resources.

To the extent that additional capital is raised through the sale of equity or equity-related securities of the Company or its subsidiaries, the issuance of such securities could result in dilution to the Company’s current stockholders.  No assurance can be given that the Company will have access to the capital markets in the future, or that financing will be available on terms acceptable to satisfy the Company’s cash requirements or to implement its business strategies.  If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial condition could be materially and adversely affected.  We may be required to raise substantial additional funds through other means.   We have not begun to receive material revenues from our commercial operations associated with the software products.  Management is seeking to raise additional capital through one or more equity or debt financings and is in discussions with certain investment banks and investors with regard thereto.  Therefore, we cannot assure our stockholders that our technology and products will be commercially accepted or that revenues will be sufficient to fund our operations.  If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

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

Management believes that the cash balance of $158,455 at June 30, 2006, collections during the third quarter of 2006 from outstanding receivables, and $448,500 of net proceeds from the sale of equity during July, 2006 to be sufficient to support operations, absent cash flow from revenues, only until approximately August 2006.  During the six month period ended June 30, 2006, the Company has raised approximately $682,208 from the sale of its common stock and the exercise of employee stock options.  Additionally, on April 21, 2006, $200,000 was received from an executive officer as a noninterest bearing loan.  The loan is repayable on the earlier of (i) October 21, 2006, (ii) we receive an aggregate of more than $2,000,000 from the sale of our securities, or (iii) an event of default occurs under the loan.

The Company is currently spending approximately $500,000 per month on operations, the continued development of our PinPoint product, and marketing and sales activities for PinPoint and FlowPoint.  Although there can be no assurance, management believes that the Company will not begin to generate sufficient cash flows to fund our current level of operations until late fourth quarter of 2006.  In addition to cash received from sales of its products, management believes that the Company will require approximately an additional $6 million to meet its projected cash needs for current operations and anticipated incremental research and development efforts during the twelve month period ending June 30, 2007.  Although there can be no assurance, management will seek to meet such cash needs from one or more equity or debt financings.  Management is in discussions with certain investment banks and investors with regard thereto.  On July 14 2006, the Company entered into a placement agent agreement pursuant to which the Company engaged an investment banking firm as its non-exclusive placement agent with regard to a private placement of the Company’s debt or equity securities of up to $15 million.  The agreement is for a terms of one year but may be terminated by either party on thirty days prior written notice.  As compensation for its services, the Company has agreed to pay the placement agent at closing of a financing a cash commission of 7% of the aggregate offering price of the securities sold in the financing and a fee of 7% of the proceeds received by the Company upon exercise of warrants issued in the financing, and a non-accountable expense allowance of 1% of the aggregate proceeds received in the financing.  In addition, the Company has agreed to issue at closing to the placement agent warrants equal to 7% of the aggregate number of shares of common stock sold in the financing, exercisable at 125% of the price of the shares sold in the financing for a period of five years from the date of issuance, such warrants to include a cashless exercise provision, anti-dilution and other customary provisions.  The Company agreed to pay the placement agent a deposit of $10,000 upon finalization of a term sheet reflecting the terms of the proposed financing, to be offset against the non-accountable expense allowance payable to the placement agent at closing.  The agreement also includes certain indemnification and confidentiality provisions. The securities to be issued in any such financing will not be or have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent a registration or an applicable exemption from registration requirements.  There can be no assurance that the Company will be successful in its efforts to raise such additional equity or debt financing or on terms satisfactory to the Company.

Critical Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented.  For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition or Plan of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  Except as disclosed in Note 2, there have been no material changes to these critical accounting policies that impacted the

Company’s reported amounts of assets, liabilities, revenues or expenses during the periods ended June 30, 2006.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures.   International revenues during the first half 2006 from Wise Systems, the Company’s subsidiary located in the United Kingdom, were approximately $107,005 (27.8%) of total revenue.  International sales are made mostly from the Company’s foreign subsidiary and are typically denominated in British pounds.  As of June 30, 2006, approximately $198,981 (50.3%) of total consolidated accounts receivable and $48,520 (5.5%) of total consolidated accounts payable, were denominated in British pounds.  Additionally, the Company’s exposure to foreign exchange rate fluctuations arises in part from inter-company accounts which are charged to Wise and recorded as inter-company receivables on the books of the U.S. parent company.  The Company is also exposed to foreign exchange rate fluctuations as the financial results of Wise are translated into U.S. dollars in consolidation.  As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of June 30, 2006, $24,239 (15.3%) of the Company’s cash and cash equivalents balance was included in the Company’s foreign subsidiaries.

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

In February 2006, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that the Company needed to restate certain of the Company’s consolidated financial statements to correct errors in the application of accounting principles with respect to the accounting for: (1) the beneficial conversion feature embedded in convertible notes issued by the Company in 2003; (2) the fair value calculation of warrants issued to placement agents and convertible note holders issued by the Company in 2003 and 2004; and (3) the contractual redemption value of common stock issued by the Company in 2003 as compensation in an asset purchase transaction.  Management’s decision, with the concurrence of the Audit Committee of the Company’s Board of Directors, to effect the restatement was made in response to comments received from the staff of the SEC as part of the staff’s periodic review of our filings, as well as following consultation with our former independent registered public accountants, Aronson & Company, and our current independent registered public accountants, Goodman & Company.  As a result, the Company has restated its historical consolidated financial statements for the fiscal years ended December 31, 2004 and 2003.

The above restatements are described in more detail in Note 2 of the Company’s consolidated financial statements included in Form 10-K for the year ended December 31, 2005, Note 2 of the Company’s consolidated financial statements included in Form 10-KSB/A for the year ended December 31, 2004, and Note 2 of the Company’s consolidated financial statements included in Form 10-KSB/A for the year ended December 31, 2003.

Controls over the application of accounting policies are within the scope of disclosure controls.  Therefore, management has concluded that there were weaknesses in the Company’s internal controls over financial reporting as of the end of the periods under restatement.  In addition, the Company’s Form 10-K for the year ended December 31, 2005, and Form 10-Q for the quarter ended March 31, 2006, were not timely filed.  The delay in the filing of the Company’s 2005 Form 10-K and first quarter 2006 Form 10-Q arose as a result of management’s determination to restate the Company’s consolidated financial statements, as discussed above, and the Company’s determination, with the concurrence of the Audit Committee and Board of Directors, to engage the current auditors to re-audit its consolidated financial statements for the years ended December 31, 2003 and 2004, in place of the Company’s prior auditors. Management of the Company and the Audit Committee considered what changes, if any, were necessary to the Company’s disclosure controls and procedures to ensure that the errors described above would not re-occur and to provide that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.  In its review, management and the Audit Committee noted that (i) during the fourth quarter of 2005, the Company adopted revised disclosure controls and procedures, and (ii) the errors described above did not result from the failure of the Company’s disclosure controls and procedures to make known to management (including the Certifying Officers) and the Company’s auditors the facts concerning the Company’s issuances of certain stock with certain redemption rights that required certain balances to be reclassified out of permanent equity on the Company’s balance sheet, certain embedded conversion features to be reclassified as derivative liabilities, and certain financial instruments to be revalued to appropriate fair market value on the appropriate measurement date.  Rather, the Audit Committee determined that these matters may be best addressed by: (a) reviewing accounting literature and other technical materials with the Company’s independent public accountants to ensure that the appropriate personnel have a full awareness and understanding of the applicable accounting pronouncements and how they are to be implemented, (b) additional education and professional development for the Company’s accounting staff on new and existing accounting pronouncements and their application, (c) requiring senior accounting staff and outside consultants with technical accounting expertise to review complex transactions to evaluate and approve the accounting treatment for such transactions, including those items for which the Company has restated its financial statements, and (d) assuring that reports are timely filed in accordance with timetables and other procedures established pursuant to the Company’s revised disclosure controls and procedures.  These steps were implemented by the Company commencing in the second quarter of 2006 and will be ongoing.

Changes in Internal Controls

Except as set forth above, there were no changes in the Company’s internal controls over financial reporting during the period covered by the Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 18, 2004, we became a defendant in a lawsuit in Minnesota state court entitled VisualGold.com, Inc. v. Thomas E. Ramsay, Nancy Goetzinger and Guardian Technologies International, Inc.  VisualGold has alleged that the Company tortuously interfered with VisualGold’s contracts and prospective economic advantage by engaging Thomas Ramsay to work as a consultant, and that Ramsay transferred certain of its trade secrets to the Company.  The Company strenuously denies the allegations, and has asserted counterclaims against VisualGold and other third parties for breach of contract and misappropriation of trade secrets.  The Company is seeking compensatory and punitive damages, attorneys’ fees and costs as part of its counterclaims.  Ramsay and Goetzinger have also filed counterclaims against VisualGold.  On October 15, 2004, following extensive briefing and a hearing on the matter, Judge Isabel Gomez of Hennepin County District Court denied VisualGold’s motion for a temporary injunction against the company in all regards.  Discovery then proceeded but two intervening events have caused the Minnesota state court to stay further proceedings in the case.  First, in July 2005, the Company moved for an additional protective order to prevent disclosure of any documents and information in the Company’s possession that may be considered by the federal government to constitute restricted information that cannot be used in civil litigation.  The Transportation Security Administration reviewed the matter and issued an initial finding in January 2006 that the Company’s Pinpoint source code and related materials are deemed to be restricted from the use in this litigation, pending further review and proceedings. Second, in August, 2005, VisualGold was placed into an involuntary bankruptcy by creditors, and since then has sought to have the case converted into a Chapter 11 reorganization proceeding.  No plan of reorganization for VisualGold has been confirmed to date, and so the Minnesota state court has maintained a stay of all proceedings until after the parties complete a mandatory mediation session in August 2006.  It is unclear whether or when the claims by and against VisualGold will proceed.  It is difficult to predict an adverse outcome.  However, the Company is vigorously defending the case and, after conferring with counsel, the Company believes that it has substantial defenses to the allegations and that VisualGold’s suit is without merit.  The Company will also pursue its counterclaims and third-party claims when and if the current stay of proceedings is lifted.

ITEM 1A.  RISK FACTORS

Except as set forth below, there have been no significant changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC, including in Part I, Item 1A. Risk Factors.

We Recently Restated Certain of Our Audited and Unaudited Consolidated Financial Statements

On May 16, 2006, we filed our Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”).  The 2005 Form 10-K includes our audited consolidated financial statements for the year ended December 31, 2005, and certain audited consolidated financial statements for the years ended December 31, 2003 and 2004 and related financial information.  The audited consolidated financial statements for the years ended December 31, 2003 and 2004, included in the 2005 Form 10-K, and the unaudited condensed consolidated financial statements for the period ended June 30, 2005 included in this report, have been restated in response to certain comments received from the staff of the Securities and Exchange Commission and following discussions with our former and current independent registered public accountants.  Our consolidated financial statements for the years ended December 31, 2003 and 2004 had previously been audited by our former auditors and were re-audited by our current auditors.   We are proposing to file amendments to our 2003 and 2004 Forms 10-KSB to restate our audited consolidated financial statements for the years ended December 31, 2003 and 2004 and amendments to our Forms 10-Q for the quarters ended March 31, June 30 and September 30, 2005 to restate our unaudited condensed consolidated financial statements for the periods then ended as soon as practicable following the filing of this report.

Our Certifying Officers Evaluated the Effectiveness of Our Disclosure Controls and Procedures As of December 31, 2005, As of March 31, 2006, and as of June 30, 2006 and Concluded That Our Disclosure Controls Were Not Effective and That We Have Certain Weaknesses in our Internal Controls Over Timely Financial Reporting.

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  The Certifying Officers designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is made known to management (including the Certifying Officers) by others within the Company, including its subsidiaries.  We regularly evaluate the effectiveness of our disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly in our Forms 10-Q and annually in our Forms 10-K.  In completing such reporting, we disclose, as appropriate, any significant change in our internal control over financial reporting that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As we disclosed in our 2005 Form 10-K, our Form 10-Q for the period ended March 31, 2006, and in this report, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the periods covered by such reports.  We also disclosed that there were certain weaknesses in our internal controls over financial reporting.  You should carefully review our disclosures in Part II, Item 9A. Controls and Procedures in our 2005 Form 10-K and in Part I, Item 4. Controls and Procedures in this report regarding such conclusions.  As disclosed under such items, management (including the Certifying Officers) has undertaken specific measures to cure or mitigate the ineffective controls and procedures identified in our prior filings and in this report.  While management is responsible for establishing and maintaining our disclosure controls and procedures and has taken steps to ensure that the disclosure controls are effective and remain free of “significant deficiencies” and/or “material weaknesses,” the inherent nature of our business and rapidly changing environment may affect management’s ability to be successful with this initiative.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 15, 2006, the Company issued to its investor relations consultant 125,000 warrants to purchase our common stock, at varying exercise prices ($3.00 to $9.00) for consulting services.  The fair value of the warrants is $112,750, and is being amortized over the consulting period of January through December 2006.  Such warrants were issued to the consultant in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), set forth in Section 4(2) thereof.

On March 17, 2006, an investor exercised certain warrants to purchase common stock pursuant to cashless exercise rights granted in the warrant agreement and exchange 80,000 stock purchase warrants for 5,926 shares of common stock.  Such shares of common stock were issued in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereof.

In April 2006, the Company’s employees exercised 600,000 incentive stock options which resulted in the issuance of 600,000 shares of common stock for cash proceeds to the Company of $300,000.  Such shares of common stock were issued in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereof.

During May 2006, the Company accepted direct investment from accredited investors of $382,208 and issued 238,880 shares of common stock.  In addition, the company issued an aggregate of 59,720 warrants to purchase the Company’s common stock, exercisable at a price of $3.00 per share, and contain a cashless exercise provision.  The warrants expire in May 2008.  Such shares of common stock and warrants were issued in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereof.

On June 12, 2006, the Company issued to an equity research consultant 51,000 shares of common stock for consulting services.  The fair value of the stock is $91,800, and is being amortized over the one year consulting period beginning June 19, 2006.  Such warrants were issued in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereof.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

		Incorporated by Reference		Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date
2.1	Amended and Restated Agreement and Plan of Reorganization dated effective June 12, 2003, by and among the Company, RJL Marketing Services, Inc., and the shareholders of RJL Marketing Services, Inc.	8-K	6/26/2003
2.2	Stock Purchase Agreement, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan Richards.	8-K	7/30/2004
2.3	Promissory Note, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan Richards.	8-K	7/30/2004
2.5	Stock Escrow Agreement, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan Richards.	8-K	7/30/2004
2.6	Employment Agreement, dated July 27, 2004, between Wise Systems Ltd. and Martin Richards.	8-K	7/30/2004
2.7	Deed of Covenant (Non-Competition Agreement), dated July 27, 2004, between the Company and Martin Richards.	8-K	7/30/2004
2.8	Deed of Covenant (Non-Competition Agreement), dated July 27, 2004 between the Company and Susan Richards	8-K	7/30/2004
3.1	Certificate of Incorporation	10-KSB	4/15/2004
3.2	Articles of Amendment to Certificate of Incorporation	10-KSB	4/15/2004
3.7	By-Laws	10-KSB	4/15/2004
4.1	Form of Common Stock Certificate	SB-2	3/22/1996
10.1	Employment Agreement, dated October 1, 2002, between RJL Marketing Services, Inc. and Robert Dishaw.	10-QSB	8/15/2003
10.2	Employment Agreement, dated January 1, 2003, between RJL Marketing Services, Inc. and Michael W. Trudnak.	10-QSB	8/15/2003
10.3	Amendment Agreement, dated July 28, 2003, between RJL Marketing Services, Inc. and Michael W. Trudnak.	10-QSB	8/15/2003
10.4	Employment Agreement, dated May 19, 2003, between RJL Marketing Services, Inc. and Darrell E. Hill.	10-QSB	8/26/2003
10.5	Employment Agreement, dated May 19, 2003, between RJL Marketing Services, Inc. and Stephen Lancaster.	8-K/A	8/26/2003
10.6	Employment Agreement, dated August 4, 2003, between the Registrant and Ruth H. Taylor.	10-QSB	11/14/2003
10.7	Employment Agreement, dated August 18, 2003, between the Registrant and William J. Donovan.	10-QSB	11/14/2003
10.8	Amended And Restated 2003 Stock Incentive Plan.	10-KSB	4/15/2004
10.9	Employment Agreement, dated December 3, 2003, between the Registrant and Victor Hamilton.	8-K	1/30/2004
10.10	Consulting Agreement, dated September 24, 2004, between the Registrant and Stonecroft Capital, LLC	10-KSB	5/13/2005
10.11	Form of Incentive Stock Option Award Agreement.	10-Q	8/12/2005
10.12	Form of Non-Qualified Stock Option Award Agreement	10-Q	8/12/2005
10.13	Distributor Agreement, dated March 30, 2005, between the Registrant and EGC International Corporation	10-Q/A	10/17/2005
10.14	Teaming Agreement, dated December 20, 2004, between the Registrant and Lockheed Martin Corporation acting through its business unit – Lockheed Martin Distribution Technologies	10-Q/A	10/17/2005
10.15	Consulting Agreement, dated June 29, 2005, between Registrant and Redwood Consultants, LLC.	10-Q	11/14/2005
10.16	Consulting Agreement, dated June 29, 2005, between Registrant and B. Michael Friedman/MarketVoice, Inc.	10-Q	11/14/2005
10.17	Form of Systems Implementation Agreement – FlowPoint Software	10-Q	11/14/2005

10.18	Employment Agreement, dated January 17, 2006, between the Registrant and Mr. Gregory E. Hare	8-K	1/31/2006
10.19	Distributor Agreement, dated March 30, 2004, between the Registrant and EGC International Corporation	10-K	5/16/2006
10.20	Distribution Agreement, dated June 21, 2005, between the Registrant and Bridgetech International Corporation	10-K	5/16/2006
10.21	Strategic Consulting Agreement, dated August 6, 2005, between the Registrant and Fowler International	10-K	5/16/2006
10.22	Loan Agreement, dated April 21, 2006, between the Registrant and Mr. Michael W. Trudnak	8-K/A	5/25/2006
10.23	Consulting Agreement, dated June 29, 2005, between Registrant and Redwood Consultants, LLC	10-Q	5/26/2006
10.24	Consulting Agreement, dated Jan 1, 2006, between Registrant and Redwood Consultants, LLC			X
10.25	Consulting Agreement, dated June 12, 2006, between Registrant and The Research Works, LLC			X
10.26	Distribution Agreement, dated July 6, 2005, between the Registrant and Ultimate Medical Services, Inc.			X
10.27	Distribution Agreement, dated July 20, 2005, between the Registrant and Electronica y Medicina, S.A.			X
10.28	Reseller Agreement, dated July 25, 2006, between Registrant and Logos Imaging LLC			X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer			X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer			X
32.1	Section 1350 Certification of Chief Executive Officer			X
32.2	Section 1350 Certification of Chief Financial Officer			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2006

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

Registrant

By:    /s/ Michael W. Trudnak

Michael W. Trudnak

Chief Executive Officer & Chairman

Principal Executive Officer

By:    /s/ Gregory E. Hare

Gregory E. Hare

Chief Financial Officer

Principal Financial & Accounting Officer