Form 10KSB/A
period 2003-12-31
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2006-09-01
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Amendment No. 2)

[X]

Annual  Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2003.

[  ]

Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _________ to __________

Commission File No. 0-28238

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

(Name of small business issuer as specified in its charter)

Delaware	54-1521616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

516 Herndon Parkway, Suite A, Herndon, VA  20170
(Address of Registrant’s principal executive offices and zip code)

(703) 464-5495
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.001 par value per share

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

[ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]    No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]

No [ x ]

The issuer’s revenue for the year ended December 31, 2003, was $0.

As of February 13, 2004, the issuer had 15,371,800 shares of its common stock, $.001 par value per share, outstanding.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of February 13, 2004, was $32,198,540. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be “affiliates” of the Registrant.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-KSB/A (this “Amendment”) amends our Annual Report on Form 10-KSB for the year ended December 31, 2003, filed on April 15, 2004, as subsequently amended on July 9, 2004 (“2003 Form 10-KSB”).  Guardian Technologies International, Inc. (the “Company”), has filed this Amendment to give effect to the restatement of its consolidated financial statements for the year ended December 31, 2003 (the “Restatement”).  Management’s decision, with the concurrence of the Audit Committee of the Company’s Board of Directors, to effect the Restatement was made in response to comments received from the staff of the Securities and Exchange Commission (the “SEC”) as part of the staff’s periodic review of our filings, as well as following consultation with our former independent registered public accountants, Aronson & Company, and our current independent registered public accountants, Goodman & Company, L.L.P.  Our consolidated financial statements for the year ended December 31, 2003, have been re-audited by our current independent registered public accountants, Goodman & Company, L.L.P.

As discussed in more detail in Note 2 of the notes to the consolidated financial statements, we are restating our consolidated financial statements for the year ended December 31, 2003, to give effect to certain adjustments to correct the way we apply certain accounting principles to convertible financial instruments (common stock purchase warrants and convertible notes) and equity instruments with certain redemption rights issued by the Company; the revaluation of certain stock purchase warrants to estimated fair value; and to reclassify certain stock-based compensation expenses to selling, general and administrative expense.  Certain embedded derivative instruments within agreements we entered into related to our convertible note financing require bifurcation and separate valuation under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  The application of SFAS 133 requires certain derivative instruments to be bifurcated and resulted in a restatement to the Company’s consolidated financial statements to properly reflect such convertible debt and embedded conversion features.  Further, we have reclassified and valued, based on the contractual redemption value, shares of our common stock issued as compensation pursuant to an asset purchase agreement, from permanent equity to temporary equity.  These restatements affected changes in all of the consolidated financial statements.  The notes to the consolidated financial statements, particularly Note 4 - Financing Arrangements, Note 5 - Property and Equipment, and Note 6 - Acquisitions have been restated to describe the embedded derivative instruments and the effects of certain redemption rights on the treatment of common stock issued as compensation for an asset purchase.

We are also herein amending certain disclosures set forth under the heading “Important Factors That May Affect Our Business, Our Operating Results and Our Stock Price” in Part I, Item 1. Description of Business, and certain disclosures in Part II, Item 6. Management’s Discussion and Analysis of Financial Condition or Plan of Operations, in Item 7. Financial Statements, in Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure, and in Item 8A. Controls and Procedures.

In addition, Part III, Item 13 Exhibits, Financial Statement Schedules, and Reports on Form 8-K, is hereby amended to include certifications of the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment.

This Amendment continues to speak as of the date of our 2003 Form 10-KSB.  Except as set forth above, this Amendment does not update the disclosures affected by subsequent events.  Accordingly, you should read this Amendment together with amendments to our reports covering subsequent periods, as well as other documents we have filed with the SEC.  The filing of this Amendment is not a representation that any statements contained in the 2003 Form 10-KSB, or this Amendment are true and complete as of any date subsequent to the date of the 2003 Form 10-KSB.  The filing of this Amendment shall not be deemed an admission that the 2003 Form 10-KSB, when made, contained any untrue statement of material fact or omitted to state a material fact necessary in order to make the statements made therein, in the light of the circumstances under which they were made, not misleading.

TABLE OF CONTENTS

PART I

6

ITEM 1.  DESCRIPTION OF BUSINESS

6

ITEM 2.  DESCRIPTION OF PROPERTIES

29

ITEM 3.  LEGAL PROCEEDINGS

29

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

29

PART II

30

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER’S PURCHASES OF EQUITY SECURITIES  30

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

32

ITEM 7.  FINANCIAL STATEMENTS

39

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

40

ITEM 8A.  CONTROLS AND PROCEDURES

41

PART III

42

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

42

ITEM 10.  EXECUTIVE COMPENSATION

44

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  49

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

51

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

53

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

56

SIGNATURES

57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

60

RESTATED CONSOLIDATED FINANCIAL STATEMENTS

61

Consolidated Balance Sheets

62

Consolidated Statements of Operations

64

Consolidated Statements of Stockholders’ Deficit

65

Consolidated Statements of Cash Flows

69

NOTES TO THE RESTATED CONSOLIDATED FINANCIAL STATEMENTS

71

FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report contain forward-looking statements, which provide our current expectations or forecasts of future events.  Forward-looking statements in this report include, without limitation:

•

information concerning possible or assumed future results of operations, trends in financial results and business plans, including those related to earnings growth and revenue growth;

•

statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;

•

statements about expected future sales trends for our products;

•

statements about our future capital requirements and the sufficiency of our cash, cash equivalents, and available bank borrowings to meet these requirements;

•

information about the anticipated release dates of new products;

•

other statements about our plans, objectives, expectations and intentions; and

•

other statements that are not historical fact.

Words such as “believe,” “anticipate,” “plan,” “expect” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including factors described in Item 1. Description of Business under the section entitled Important Factors That May Affect Our Business, Our Operating Results and Our Stock Price in this report.  Other factors besides those described in this report could also affect actual results.  You should carefully consider the factors described in the section entitled Important Factors That May Affect Our Business, Our Operating Results and Our Stock Price in evaluating our forward-looking statements.

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

Although Guardian is the legal acquirer in the acquisition, and remains the registrant with the SEC, under generally accepted accounting principles, the acquisition was accounted for as a reverse acquisition, whereby RJL is considered the "acquirer" of Guardian for financial reporting purposes, since RJL's shareholders controlled more than 50% of the post acquisition combined entity, the management of Guardian was that of RJL after the acquisition, Guardian had no assets or liabilities as of the transaction date, and the continuing operations of the entity are those of RJL.  In addition, Guardian is required to present in all financial statements and other public information filings, from the date of completion of the acquisition, prior historical financial statements and information of RJL.  It also requires a retroactive restatement of RJL's historical stockholders' equity to reflect the equivalent number of shares of common stock received in the acquisition.

On the effective date, pursuant to the Agreement and Plan, the two stockholders of RJL, Mr. Robert A. Dishaw and Mr. Michael W. Trudnak, exchanged all of their shares in RJL for an aggregate of 5,511,500 shares of common stock and an aggregate of 4,097 shares of Series A Convertible Preferred Stock, $.20 par value per share (“Series A Preferred Stock”), of Guardian. The shares of Series A Preferred Stock have a preferential liquidation value of $20.00 per share and each share will be automatically converted into 1,000 shares of common stock of Guardian (subject to certain anti-dilution adjustments) upon Guardian attaining Earnings Before Income Taxes and Depreciation (EBITDA) aggregating $2,500,000 following the Reverse Acquisition in the period commencing on the date of issuance through June 26, 2005, as evidenced by Guardian’s financial statement contained in its reports filed with the SEC under the Exchange Act.  As a condition to the closing, Mr. Moorer, the former President, Chief Financial Officer and a director of Guardian, and Messrs Houtz and Stevens, the former directors of Guardian entered into lock up agreements with RJL and Guardian pursuant to which they agreed not to sell their shares of Guardian for a period of six months, except that they may, during such period, sell an aggregate of 50,000 shares a calendar month.

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

Immediately prior to the closing, and effective as of June 23, 2003, Guardian assigned all of its pre-closing assets and liabilities to a newly formed subsidiary, Black Mountain Holding, Inc.  All of the shares of Black Mountain Holdings, Inc., owned by Guardian will be spun off to Guardian’s stockholders, pro rata, in the nature of a stock dividend distribution.  Shareholders of Guardian entitled to participate in the spin-off distribution will receive one share of Black Mountain for each share of Guardian that they hold as of the record date.  Guardian established June 23, 2003, as the record date for the spin-off.  Following that date, the shares of Guardian have traded “ex dividend.”  Guardian has been advised by prior management of Guardian that Black Mountain intends to file a registration statement with the SEC to register under the Securities Act the distribution of the spin-off shares to Guardian shareholders pro rata, accordingly, the spin-off will not occur until such registration statement is declared effective by the SEC.  Pending effectiveness of the registration statement, the shares of Black Mountain will be held in a spin-off trust for the benefit of Guardian’s shareholders.  The trustee of the trust is J. Andrew Moorer, the former President and Chief Financial Officer of Guardian.

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

Acquisition of Intellectual Property of Difference Engines

On October 23, 2003, we entered into an agreement with Difference Engines Corporation (“Difference Engines”), a Maryland corporation, pursuant to which Guardian agreed to purchase certain intellectual property (IP) owned by Difference Engines, including but not limited to certain compression software technology described as Difference Engine’s Visual Internet Applications or DEVision, as well as title and interest in the use of the name and the copyright of Difference Engines.  Mr. Walter Ludwig, a director of Guardian, is also the president, a director and a principal stockholder of Difference Engines.

Under the terms of the agreement, Guardian issued 587,000 shares of its common stock as consideration for the purchase of the IP and cancelled a convertible promissory note that Difference Engines had issued to Guardian in the amount of approximately $25,000, representing advances Guardian made to Difference Engines.  The 587,000 shares of common stock are subject to a two (2) year lock up.  Guardian has granted former Difference Engines shareholders piggy-back registration rights for a period of three (3) years, commencing on the date of the expiration of the lock up period with regard to the shares issued in the transaction.  Upon expiration of the two (2) year lock up period, in the event that the shares are not eligible for resale under Rule 144 and have not been registered under the Securities Act, the holder of the shares may demand redemption of the shares.  The redemption price is to be calculated on the basis of the average of the closing bid and asked prices of Guardian’s common stock for the twenty (20) consecutive business days ending on the day prior to the date of the exercise of the holder’s right of redemption.  The founders of Difference Engines, including Messrs. Ludwig and Victor T. Hamilton, provided certain releases to Guardian related to their contribution of the technology to Difference Engines.  The closing of the acquisition of the IP was subject to certain conditions, including a requirement that Difference Engines obtain approval of its stockholders for the transaction and that Messrs Ludwig and Hamilton enter into two (2) year and one (1) year employment agreements, respectively, with Guardian at base salaries of $120,000 and $90,000 per annum, respectively.

The closing of the acquisition of the IP was effective December 19, 2003, after Difference Engines obtained the approval of its stockholders for the transaction.

Contemplated Acquisition of Wise Systems, Ltd.

On December 3, 2003, we entered into a non-binding letter of intent to acquire Wise Systems Ltd., a developer of radiology information systems with principal offices in the United Kingdom.  The letter of intent is subject to customary conditions, including performance of due diligence, negotiation of definitive agreements, and receipt by us of audited financial statements for Wise Systems, obtaining regulatory approval for the transaction, and other customary conditions and may be terminated at any time without liability to either party.  The letter of intent provides for the payment of the purchase price of approximately $2,600,000 in a combination of cash and stock.    Also, the letter of intent provides for the payment of a two year earn-out to Wise Systems, which may be paid in cash or common stock of Guardian, at Wise Systems’ option.  An earnest money deposit of $150,000 was paid by Guardian to Wise Systems upon execution of the letter of intent.   It also provided that should the purchase not close for any reason, Wise would enter into a non-exclusive OEM agreement with Guardian, on “most-favored client” terms, allowing Guardian to sell and customize its products in the US.

Private Placement of our Series C Convertible Preferred Stock

During October and November, 2003, we closed on the sale of an aggregate of 545 shares of our Series C Convertible Preferred Stock.  Berthel Fisher acted as the placement agent for the offer and sale of such shares.  We received net proceeds from the sale of such shares of $629,895, and paid to Berthel Fisher a commission of 6% of the aggregate proceeds or $37,250, and a due diligence fee of 2% of the aggregate proceeds of the offering or $13,625.  In addition, the Company issued to Berthel Fisher placement agent’s warrants to purchase an aggregate of 21,832 shares of our common stock, and reimbursed certain extraordinary expenses of Berthel Fisher.  The placement agent’s warrants are exercisable at a price of $1.95 per share during the five year period following the issuance thereof and contain piggy back registration rights.  On February 13, 2004, pursuant to the authorization of our stockholders, we increased our authorized shares of common stock to 200,000,000 shares.  Under the provisions of the Series C Convertible Preferred Stock, the shares of Series C Convertible Preferred Stock automatically converted into an aggregate of 545,000 shares of our common stock.

Bridge Notes

Beginning December 8, 2003, and concluding December 19, 2003, the Company entered into a series of purchase agreements with eight individuals under which convertible promissory notes in the aggregate amount of $700,000 and warrants to purchase 311,250 shares of our common stock were issued.  200,000 of the warrants are exercisable during the eighteen (18) month period commencing on the date of issuance at a price of $2.50 per share.  The remaining warrants are exercisable as follows: (i) 80,000 warrants exercisable during the twenty-four (24) month period commencing on the date of issuance at a price of $2.50 per share, and (ii) 31,250 warrants exercisable during the sixty (60) month period commencing on the date of issuance at a price of $5.00 per share.  The proceeds of the sale of the notes were used by Guardian for working capital purposes.  The notes bear interest at 10% per annum and are repayable sixty (60) days after the date of issuance of the notes (maturity date).  The warrants contain certain anti-dilution provisions in the event of a stock dividend, subdivision or our capital stock, capital reorganization, consolidation or merger of Guardian.  The warrants also contain piggy-back registration rights.  The unpaid notes and interest, which were extended for 120 days beyond the maturity date, bore interest at the rate of 18% per annum.  The face amount of the notes was reduced by the relative fair value of the warrants of $202,841 as described above.  This discount was amortized to interest expense over the 60-day term of the notes.  The bridge notes matured during February 2004 and were extended by the note holders for an additional 120 days.  In consideration of the extension of the maturity date of the bridge notes, the Company issued each note holder an additional warrant, on the same terms and conditions as the original warrants, for each of the original 311,250 warrants.  The fair value of the warrants was calculated using the Black-Scholes Model, and the Company recorded $789,300 as an increase in interest expense and additional paid-in capital in 2004.  On April 28, 2004, all holders of the convertible bridge financing notes elected to convert their outstanding principal and accrued interest into equity, on the same terms and conditions as a contemporaneous private placement.  At that time, the note holders converted $700,000 in outstanding principal and $99,185 of accrued interest into 499,480 shares of Guardian common stock (converted at $1.60 per share) and 124,870 stock purchase warrants ($2.65 per share expiring twenty-four [24] months from date of issue).

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

The fair value of the embedded conversion option was determined using the Black-Scholes method for valuing options, but was limited to the proceeds from the note, after allocation of freestanding warrants based on the estimated relative fair value of the notes and freestanding warrants to total proceeds or $700,000.  Therefore, as more fully described in Note 2, the fair value of the embedded conversion option was approximately $497,159 as of December 31, 2003, and was recorded as a derivative liability.

OUR BUSINESS

Guardian is a technology company that designs, develops and delivers sophisticated solutions to its target markets.  We utilize high-performance imaging technologies and advanced analytics to create integrated information management technology products and services that address critical problems in healthcare and homeland security for corporations and governmental agencies.  Each product and service can improve the quality and velocity of decision-making, organizational productivity, and efficiency within the enterprise.

The core component of Guardian’s overall business strategy is gaining and securing a competitive advantage through our advanced technologies.  Our product suite is a platform for innovation that efficiently integrates, streamlines, and distributes business and clinical information and images across the enterprise.

The Company understands the challenges facing our clients such as staffing shortages, declining revenues, declining reimbursements, integration complexities, information accuracy across systems, and competitive pressures.  The Company develops solutions and services to help clients meet those challenges head on by accelerating their productivity so they can work more efficiently with the same staff.

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

•

Most importantly, Guardian’s core competencies and newly developed techniques apply with little modification across all of the market problems the Company is addressing.

Currently, the Company is focused on providing technology solutions and services in two primary markets, healthcare and aviation security.  However, as we develop new or enhanced solutions the Company expects to expand into other markets.  The Company may also engage in one or more acquisitions of businesses that are complementary to our business. As of December 3, 2003, the Company entered into a non-binding letter of intent agreement to acquire Wise Systems, Ltd., of Corsham, UK, a leading developer of radiology information systems (RIS).  However, there can be no assurance that the Company will be able to close on the Wise Systems Ltd. acquisition or identify any other such acquisition candidates or be able to negotiate terms for any acquisition that is acceptable to the Company.

Our Competitive Strengths

The Company believes that the following competitive strengths will enable us to take advantage of market opportunities within our targeted industries:

•

Focus.

We believe our focus on products and services with common technology cores allows us to adopt strategies, pursue objectives and develop products with features that better address the problems of customers.

•

Multiple Expertise.

We believe our high level of in-house expertise in several difficult areas of technology, and our ability to augment those capabilities from outside, quickly and appropriately, creates significant competitive advantage.

•

Sophisticated Intelligent Information Systems.

We believe our sophisticated intelligent information systems give us the ability to identify and capitalize on profitable opportunities in our markets and enhance our relationships with our customers. We believe our systems are unique for a company of our size and are scalable to support our continued growth.

•

Attractive Product Structures.

Our systems and solutions are designed to ensure that our clients’ budget-making decision process is more manageable.

•

Strong Relationships with Distributors and OEMs.

We are developing a network of loyal and productive distributors and OEMs who are attracted to Guardian because of our market-focused products, competitive compensation program, stable presence and user-friendly, sophisticated systems.

•

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

•

Public Financing Structure.

Relative to other companies at our stage in development, our ability to raise capital in public and private markets significantly improves our ability to make quick decisions regarding strategic acquisitions and commitments which reassures potential allies and partners.

Our Strategies

The Company intends to grow the business by focusing on the following strategies:

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

Continuing Strength of Technology - We believe we currently have, and can maintain, a superior set of technology expertise that allows us to create product and service combinations faster, more flexibly, and more completely than competitors.  At a minimum, we presuppose that our partners’ core mission will be to realize greater technology ROI for their clients and ensure strategic alignment between business objectives and technology.

Our Challenges

The Company faces a number of challenges in capitalizing on our strengths and implementing our strategies. For example:

•

Business in general is highly competitive, and we compete with both large multinational solution providers and smaller companies. Some of our competitors have more capital, longer operating and market histories, and greater resources than we have, and may offer a broader range of products and lower prices than we offer.

•

Negative trends caused by irrational price competition or increased costs in the market for our solutions could cause our results of operations to suffer.

•

Our success depends on our ability to deliver sophisticated solutions and set prices competitively.  If we fail to assess accurately the risks that we assume, we may fail, which could reduce our income or result in an operating loss.

•

We have little operating history as a public company and we may not be able to develop and implement the infrastructure necessary to operate successfully as an independent public company.

For further discussion of these and other challenges the Company faces, see "Important Factors That May Affect Our Business, Our Operating Results and Our Stock Price."

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

Guardian’s Healthcare Solutions division (GHS) provides products and services to one of the fastest-growing sectors in healthcare and healthcare information management: diagnostic radiology.

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

•

transaction and code set standards that prescribe specific transaction formats and data code sets for certain electronic health care transactions;

•

privacy standards that protect individual privacy by limiting the uses and disclosures of individually identifiable health information;

•

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

For most healthcare enterprises, compliance with HIPAA is burdensome, but can be dealt with at a “best practices” level.  For radiology, there are some significant multipliers of concern:  the sheer volume of data and transactions that radiology deals with relative to other providers, the issue attendant to sharing information with referring primary providers, and, most important, the regulatory mandate for disaster recovery.

Disaster recovery is not a major problem for most patient records—offsite microfiche, Xeroxing, mirroring office hard drives all suffice.  For the film component of the radiology archive, it is potentially a very expensive problem, however.  Both on a going-forward basis and to some extent with legacy film, PACS and HIPAA’s disaster-recovery mandate will drive radiology data volumes an order of magnitude faster than decreases in the costs of storage.

Radiology providers, like all others, would prefer to concentrate on providing their core services, not on interaction with payers and compliance with regulatory regimes.  In large part, much of the suite of services offered by GHS is designed to address that desire.

Guardian’s Healthcare Solutions division creates and markets integrated information management technology products and services for the radiology enterprise under the marketing tag “Revisualize Radiology.”

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

GHS Products

In November 2003, Guardian entered into a non-binding letter of intent to purchase Wise Healthcare Systems, a developer of healthcare information systems based in the UK.  The letter of intent provided an earnest payment of $150,000 against the purchase price.  It also provided that should the purchase not close for any reason, Wise would enter into a non-exclusive OEM agreement with Guardian, on “most-favored client” terms, allowing GHS to sell and customize its products in the US.  With either outcome (completed purchase of Wise or OEM agreement), GHS has market offerings in three distinct areas that address the radiology IT marketplace:

•

Component software for image compression, manipulation, and archiving, all critical needs for cost-effective PACS and teleradiology.

•

Integrated RIS/PACS capable of managing any-sized radiology enterprise that can be sold by themselves or in concert with GHS’s services, but specifically marketed to clinical practices and small hospitals.

•

Integrated service suites directed at clinical practice and small hospitals for managed mixed archiving of data and film, managed HIPAA compliance, and management of interactions with public and private payers.

Though all of GHS’s products and services are currently exempt from FDA premarket authorization requirements, Guardian intends to register as a medical device manufacturer and seek “substantial equivalence” certification for them.

Component Software

GHS’s DEVision product dramatically increases lossless, completely reversible compression ratios compared with competitive products. Standard techniques can losslessly compress radiology images between 1.5-3 times; DEVision currently averages over 5:1, with a target average of up to 10:1. For image types such as x-ray and mammography, which can be 300MB each, such an improvement creates dramatic cost savings in archiving and reduces network throughput both inside the enterprise and for offsite teleradiology.

For modalities where “near-lossless” archiving is acceptable, DEVision has as much as 60% better performance than competitive products.  DEVision accomplishes these increases in medical image compression by:

•

using proprietary image pre-processing techniques to “prep” images for compression;

•

use of a proprietary “tuning” engine that alters the compression approach based on image characteristics by modality (e.g., CT, x-ray, MR), series type (e.g., part of the body and angle), and individual image characteristics;

•

use of single, multiple, or iterative compression algorithms, both proprietary and standards-facing whose object is deep reversible or “near-lossless” compression, rather than speed (which is less relevant in an archive than in a clinical setting).

DEVision is a software development kit designed to be easily integrated with existing filmless radiology systems, is fully DICOM (digital imaging and communication in medicine) - compliant.  It is sold on a non-exclusive license basis with an enterprise license fee, and varying costs depending on number of servers and clients being used. We are in discussions with several PACS and storage vendors, in the US and abroad, and with a large US government healthcare provider, regarding integration of DEVision into their products.

Integrated RIS/PACS

Whether Guardian acquires Wise outright or completes the alternative OEM arrangement, following further development, GHS expects to have a mature, fully integrated RIS/PACS available for sale both as an end-user product, and as an OEM product, either complete or in modules.  Wise’s name for this product is Virtology.Net, which name will likely be changed for GHS markets, but for purposes of this document it will be referred to as such.

The Virtology.Net product line is robust and will require development enhancements for GHS’s purposes. A complete suite of applications that address all of the IT requirements of diagnostic services within a clinic, hospital or group of hospitals has been written:

•

Virtual-Radiology NET.  A fully integrated RIS/PACS, with full DICOM and HL7 (Health Level 7, an emerging set of standards for electronic interchange of clinical, financial, and administrative information among healthcare providers and payers) services

•

Talk-Tank.NET.  Full-featured digital dictation

•

Virtual-ImageTank.NET.  Very robust archiving/database suite

•

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

•

Develop re-usable application components that are not subject to redevelopment due to operating system upgrades

•

Divorce the application business logic from the user interface software allowing the user interface to be swapped with ease.

•

Allow application business logic to be configured without any programming effort using configuration files.

•

Application components can be called from any third party system using a standard messaging protocol.

The resulting product suite is not simply Web-“enabled,” but Web-based from the ground up.  It can be infinitely scaled and integrated with existing third-party systems through SOAP.  Interfaces are customized using standard HTML and XML editors.  Server-side functions can run either under Microsoft Server applications, or Linux/Unix.

With the pending integration of one of several choices of DICOM viewer, and perhaps other visualization tools, along with GHS’s DEVision product, Guardian will have a market-superior product suite, particularly well-suited for the clinical practice market and for integration with GHS’s contemplated service suite.

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

Revenues per install will vary significantly based on practice size, modality mix, hardware needs, and other factors.  An average large practice could anticipate spending between $350,000 and $1,000,000 on fully integrated RIS/PACS.  PACS for Practice is also specifically designed to operate in tandem with our managed mixed archive service.  GHS is developing combined product/service offerings that will “flatten” the costs to customers of the capital portion by blending the costs of equipment and archiving services.

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

Competition

The Company faces intense competition from other providers of radiology information services providers.  However, the current diagnostic imaging market is highly fragmented.  Capital equipment sales and annual service costs are divided into four sub-markets:  PACS, RIS, dictation/transcription, and charge capture.

There is no direct competitor that offers a working integrated workflow solution such as that proposed to be offered by Guardian.  However, there are seven companies that are developing such a product:  ADAC/Cerner, Merge, GE, Agfa, Medq, SMS, and IDX.

It is difficult to discern which company is closest to market with its developments.  However, IDX, Agfa, Merge, and Sunquest/Misys appear to be Guardian’s closest competitors.  Although some companies offer separate RIS, PACS, billing, or claims components such as GE or McKesson/HBOC, they are neither web-based nor integratable.

The Company believes that the price point, flexibility, and integrated service component of our offerings will afford us a competitive advantage. Current RIS/PACS offerings from major competitors such as GE, Siemens, Cerner, and Phillips have major competitive disadvantages relative to GHS when addressing the small hospital/freestanding clinic market.

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

GHS expects to be able to sell these products and services both through a direct, regionalized sales force and by making distribution deals with major supplies and technology providers to the radiology practice market.

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

•

A requirement to deploy Federal screeners at security checkpoints at 429 airports across the Nation within one year of enactment (November 19, 2002); and

•

A requirement to have systems in place for screening every piece of checked baggage for explosives not later than December 31, 2002.

After September 11th, the TSA was charged with the primary responsibility for securing the nation’s transportation system, a task fraught with challenges.  The transportation system crisscrosses the nation and extends beyond our borders to move millions of passengers and tons of freight each day.  The extent of the system, as well as the sheer volume of passengers and freight moved, makes it both an attractive target and difficult to secure.  Addressing the security concerns is further complicated by the number of transportation stakeholders that are involved, including government agencies at the federal, state, and local levels and thousands of private sector companies.  Concerns over air transportation safety resulting from the September 11th terrorists attacks has resulted in decreased passenger traffic levels and has placed financial pressures on the airlines.

After considerable intense planning and preparation, the Department has recently begun to deploy new passenger and baggage screening systems and, at the same time, is building the infrastructure necessary to support a flat, flexible, modern organization.

The goals of TSA’s Screening Checkpoint Design effort are focused on improving security (particularly with regard to preventing breaches and consequent terminal evacuations or “dumps”), optimizing efficiency, and improving customer service.  Simultaneously, TSA is continuing to research, develop and test a second wave (the so-called “White” and “Blue” packages) of Screening Checkpoint Design improvements (with inherently longer lead times) intended for deployment over the next 18-36 months.

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

Over a period of 10 years (2001–2010), the total U.S. annual people screening outlay is expected to grow to over 15 times its current size.  Post-9/11, the baggage screening industry is at the start of a growth spurt. The industry is expected to grow from $200-$250 million per year (sales and service) over the last decade, to $1.5 billion by 2006 and $3.4 billion by 2010.  Prior to 9/11, the luggage screening market (systems and service) has been approximately around $230 million per year.  This market was projected to grow to $700 million in 2003, $1.2 billion by 2006, and $3.5 billion by 2010.  The container and vehicle screening industry is changing its focus from drug trafficking to anti-terror screening activities.  It will see a rapid growth, from below $60 million per annum in the 1993–2001 period to over $750 million by 2006 and over $1.4 billion in 2010.  During the period of 2003 – 2006, about 80% of cargo screening activities and outlay will focus on cargo carried-on scheduled passenger flights.  Unless a “cargo terror” event occurs, cargo screening outlay will grow at a 25-30% compound annual growth rate.

Aviation Baggage Screening Products and Services

Combining proprietary technology platforms in imaging and knowledge extraction, we are developing an intelligent solution that can identify threat items, notify screeners of the existence of threat items, and speed the security process by eliminating unnecessary baggage checks, providing the screener with a second opinion, and reducing processing time spent on false positives (baggage selected for security review that contains no threat items).  The Company expects to further enhance the development of our solution, called PinPoint (a threat identification detection alert solution), by the fourth quarter of 2004.  The Company proposes to seek patent protection for the product, although there can be no assurance that the Company will be successful in obtaining any such patent.

PinPoint is an integrated image data analysis solution and knowledge engine for image data identification and detection.  PinPoint is an alpha stage product that has been reviewed and preliminarily tested by Safe Skies, the Transportation Safety Administration’s (“TSA”) independent testing agency.  PinPoint successfully completed and passed the preliminary test, which resulted in the following developments: (i) Safe Skies referred their scanner equipment manufacturers to us to engage in discussions of integrating PinPoint with their equipment, (ii) Safe Skies has provided us with additional threat item images (sophisticated explosive materials) to integrate into our solution, which the current scanning equipment and scanner operators have had difficulty identifying, and (iii) Safe Skies has established a timeframe for the next level of testing, a live test on a scanner at Knoxville Airport.  The largest scanner manufacturer has completed an in-depth review of PinPoint, including a field test of the solution under a simulated baggage scanning operation.  PinPoint successfully completed this simulated test and the manufacturer has scheduled a live test at their location using one of their scanners and images which they have collected from the machine.  The test was conducted in early March 2004, at the manufacturer’s U.S. headquarters.  We successfully completed this third-party validation of our new threat identification and detection alert solution, PinPoint.

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

Competition

The competition between the manufacturers of baggage (hand-held and small parcel) screening, luggage and large parcel screening, people screening for weapon and explosives detection, container and vehicle screening, and cargo screening is intense.  The major competitors are AS&E, Smiths-Detection, OSI Rapiscan, InVision, and L3, each of which is better capitalized and has greater marketing and other resources than Guardian.   The reason is quite simple: the U.S. Government has appropriated hundreds of million dollars to protect our borders. What is not so obvious is that the manufacturers that once held the largest share of installed base are at risk due to aging and inadequate technology.  Our complementary approach of integrating our software solution within the manufacturers’ hardware solution mitigates competition from the manufacturers.

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

Employees

As of December 31, 2003, the Company employed 17 full-time employees, of whom two reside outside the United States.  None of our employees is a party to a collective bargaining agreement and we believe our relationship with our employees is good.  The Company also employs consultants and independent contractors on a regular basis to assist in the completion of projects.  It is our practice to require all our employees, consultants and independent contractors to enter into proprietary information and inventions agreements containing non-disclosure, non-compete and non-solicitation restrictions or covenants.

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

We Are A Development Stage Company And Our Business Plan And Technology Is Unproven.

Since the closing of the reverse acquisition of Guardian Technologies International, Inc. by RJL Marketing Services Inc. in June 2003, through the date of this report, we have generated no revenue.  Also, since the inception of RJL, we have experienced operating losses and negative cash flows.  We incurred an operating loss of $6,682,875 during the period from inception through December 31, 2003. We are a development stage company and our business plan is unproven.  We cannot assure you that we will ever achieve profitability or, if we achieve profitability, that it will be sustainable.  The income potential of our businesses is unproven, and our limited operating history makes it difficult to evaluate our prospects.  We anticipate increased expenses as we continue to expand and improve our infrastructure, invest in or develop additional products, make acquisitions, develop our technology, expand our sales and marketing efforts and pursue additional industry relationships. Moreover, the acceptance of the products that we offer is uncertain, including acceptance by the healthcare and aviation security markets.

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

On December 3, 2003, the Company entered into a non-binding letter of intent to acquire Wise Systems Ltd., a developer of radiology information systems with principal offices in the United Kingdom.  The non-binding letter of intent is subject to customary conditions, including performance of due diligence, negotiation of definitive agreements, and receipt by us of audited financial statements for Wise Systems, obtaining regulatory approval for the transaction, and other customary conditions and may be terminated at any time without liability to either party.  The non-binding letter of intent provides for the payment of the purchase price of approximately $2,600,000 in a combination of cash and stock.  It is anticipated that a part of the purchase price will be paid in common stock.  Also, the non-binding letter of intent provides for the payment of a two-year earn out to the stockholders of Wise Systems, which may be paid in cash or common stock of Guardian, at Wise Systems’ option.  An earnest money deposit of $150,000 was paid by Guardian to Wise Systems upon execution of the letter of intent.

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

We Are Depending On The Proceeds Of A Private Placement Offering To Implement Our Business Strategy.

On December 22, 2003, we engaged an investment banking firm to act as our placement agent and to offer and sell our securities in a private placement.  The securities will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.  In the private placement we may issue up to 1,250,000 units of securities, each unit consisting of four shares of common stock and one warrant for a purchase price of $6.40 per unit, and aggregate proceeds of up to $8,000,000, although we reserve the right to increase the maximum amount of the offering. We have agreed to pay the investment banking firm a monthly investment banking fee, issue 25,000 shares of common stock upon our engagement of the investment banking firm, issue up to 200,000 shares of our stock as compensation for sales of the units, pay a 9% commission on sales of the units (to be paid in cash or our stock), issue a warrant equal to 10% of the common stock sold in the offering (excluding the common stock underlying the warrants), and reimburse certain expenses.  There can be no assurance that we will raise sufficient financing as a result of this offering.  We are dependent on the proceeds of this offering to implement our business strategy and to continue our business operations.  To date our average monthly cash expenditures have been approximately $200,000 and we have relied upon the proceeds of the sale of our equity securities and a bridge loan to fund our operations.  We have raised approximately $2,000,000 from the sale of such securities, including $700,000 from the bridge loans that are repayable from the proceeds of the offering.  We anticipate that, based upon our currently proposed plans and assumptions relating to our operations and proposed expansion, that the maximum proceeds of the private offering will satisfy our contemplated cash requirements the next eighteen months.   In the event we raise $3,583,000 in the offering, such proceeds will satisfy our contemplated cash requirements for the next twelve months.  In the event our plans change, our assumptions change or prove to be inaccurate or if the proceeds of this offering prove to be insufficient to fund acquisitions or expanded operations, we would be required to seek additional financing or, if such funding is not received, curtail our operations.  We have no current arrangements with regard to, or sources of, additional financing.  There can be no assurance additional financing will be available on acceptable terms, or at all.

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

Our Board Of Directors May Issue Additional Shares Of Preferred Stock Without Stockholder Approval.

Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock of which 6,000 have been designated as Series A Convertible Preferred Stock.  In addition, we have designated 1,170 shares as Series B Convertible Preferred Stock and 6,000 shares as Series C Convertible Preferred Stock.  Accordingly, our board of directors may, without shareholder approval, issue one or more new series of preferred stock with rights which could adversely affect the voting power or other rights of the holders of outstanding shares of preferred stock or common stock.  In addition, the issuance of additional shares of preferred stock may have the effect of rendering more difficult or discouraging, an acquisition or change of control of Guardian.  Although we do not have any current plans to issue any additional shares of preferred stock, we may do so in the future.

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

Our Directors And Executive Officers Own A Substantial Percentage Of Our Common Stock.

Our directors and executive officers beneficially own approximately 44.31% of our outstanding shares of common stock and 74.13% of our outstanding shares of Series A Convertible Preferred Stock, of which 5,527 are issued and outstanding.  Each share of Series A Preferred Stock entitles the holder to cast 1,000 votes with regard to any matter submitted to our stockholders for a vote.  Accordingly, our directors and executive officers are entitled to cast an aggregate of 10,595,500 votes on matters submitted to our stockholders for a vote or approximately 50.70% of the total number of votes entitled to be cast at a meeting of our stockholders.  These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders.  These matters would include the election of directors and the approval of mergers or other business combination transactions.  This concentration of ownership may discourage or prevent someone from acquiring our business.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER’S PURCHASES OF EQUITY SECURITIES

Our common stock traded on the Nasdaq SmallCap Market under the symbol "GRDN". On April 29, 2002, we were notified by NASDAQ that our securities were delisted from the Nasdaq Stock Market for failure to meet NASDAQ’s maintenance requirement for continued listing with respect to net tangible assets/shareholders equity.

Our common stock, effective August 18, 2002, is now traded on The NASDAQ Stock Market, Inc.’s OTC Bulletin Board under the symbol "GDTI." The following table sets forth the high and low bid prices for each quarter during 2002 and 2003.

	High	Low
Fiscal Year Ended December 31, 2002:
First Quarter……………………………...	$0.10	$0.05
Second Quarter…………………..............	$0.08	$0.04
Third Quarter…………………………….	$0.12	$0.12
Fourth Quarter…………………………...	$0.36	$0.36

Fiscal Year Ended December 31, 2003:
First Quarter……………………………...	$0.33	$0.33
Second Quarter…………………..............	$2.55	$2.40
Third Quarter…………………………….	$2.95	$2.76
Fourth Quarter…………………………...	$3.90	$3.85

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

The Company has never paid dividends on its common stock.  Currently, the Company anticipates that it will retain earnings, if any, to support operations and to finance the growth and development of the business and does not anticipate paying cash dividends in the foreseeable future.

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

Bridge Loans

Beginning December 8, 2003, and concluding December 19, 2003, the Company entered into a series of purchase agreements with eight individuals under which convertible promissory notes in the aggregate amount of $700,000 and warrants to purchase 311,250 shares of our common stock were issued.  200,000 of the warrants are exercisable during the eighteen (18) month period commencing on the date of issuance at a price of $2.50 per share.  The remaining warrants are exercisable as follows: (i) 80,000 warrants exercisable during the twenty-four (24) month period commencing on the date of issuance at a price of $2.50 per share, and (ii) 31,250 warrants exercisable during the sixty (60) month period commencing on the date of issuance at a price of $5.00 per share.  The proceeds of the sale of the notes were used by Guardian for working capital purposes.  The notes bear interest at 10% per annum and are repayable sixty (60) days after the date of issuance of the notes (maturity date).  The warrants contain certain anti-dilution provisions in the event of a stock dividend, subdivision or our capital stock, capital reorganization, consolidation or merger of Guardian.  The warrants also contain piggy-back registration rights.  The unpaid notes and interest, which were extended for 120 days beyond the maturity date, bore interest at the rate of 18% per annum.  The face amount of the notes was reduced by the relative fair value of the warrants of $202,841 as described above.  This discount was amortized to interest expense over the 60-day term of the notes.  The bridge notes matured during February 2004 and were extended by the note holders for an additional 120 days.  In consideration of the extension of the maturity date of the bridge notes, the Company issued each note holder an additional warrant, on the same terms and conditions as the original warrants, for each of the original 311,250 warrants.  The fair value of the warrants was calculated using the Black-Scholes Model, and the Company recorded $789,300 as an increase in interest expense and additional paid-in capital in 2004.  On April 28, 2004, all holders of the convertible bridge financing notes elected to convert their outstanding principal and accrued interest into equity, on the same terms and conditions as a contemporaneous private placement.  At that time, the note holders converted $700,000 in outstanding principal and $99,185 of accrued interest into 499,480 shares of Guardian common stock (converted at $1.60 per share) and 124,870 stock purchase warrants ($2.65 per share expiring twenty-four [24] months from date of issue).

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

The fair value of the embedded conversion option was determined using the Black-Scholes method for valuing options, but was limited to the proceeds from the note, after allocation of freestanding warrants based on the estimated relative fair value of the notes and freestanding warrants to total proceeds or $700,000.  Therefore, as more fully described in Note 2, the fair value of the embedded conversion option was approximately $497,159 as of December 31, 2003, and was recorded as a derivative liability.

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

Private Placement

On December 22, 2003, as amended, we engaged Berthel Fisher & Company Financial Services, Inc. (“BFC”) to act as our placement agent in connection with a contemplated offering to certain “accredited investors” pursuant to Rule 506 of Regulation D under the Act.  At the execution of the Placement Agent Agreement, we issued to BFC 25,000 shares of our common stock.

On March 25, 2004, we closed on the sale of an aggregate of 121,996 shares of our common stock.  Investors received one common stock purchase warrant for each four shares of common stock purchased.  We issued to the investors an aggregate of 30,499 warrants exercisable at a price of $2.65 per share during an eighteen month period following the issuance thereof.  BFC acted as the placement agent for the offer and sale of such shares.  We received net proceeds from the sale of such shares of $177,581 and paid to Berthel Fisher a commission of 9% of the aggregate proceeds or $17,567 and issued to BFC placement agent’s warrants to purchase an aggregate of 12,200 shares of our common stock, and to reimburse certain extraordinary expenses of BFC.  The placement agent’s warrants are exercisable at a price of $1.92 per share during the five year period following the issuance thereof and contain piggy back registration rights and a cashless exercise provision.

On April 1, 2004, we closed on the sale of 115,936 shares of our common stock.  Investors received one common stock purchase warrant for each four shares of common stock purchased.  We issued to the investors an aggregate of 28,984 warrants exercisable at a price of $2.65 per share during an eighteen month period following March 25, 2004.  BFC acted as the placement agent for the offer and sale of such shares.  We received net proceeds from the sale of such shares of $168,773 and paid to BFC a commission of 9% of the aggregate proceeds or $16,695 and issued to BFC placement agent’s warrants to purchase an aggregate of 11,594 shares of our common stock, and to reimburse certain extraordinary expenses of BFC.  The placement agent’s warrants are exercisable at a price of $1.92 per share during the five year period following the issuance thereof and contain piggy back registration rights.

The foregoing securities were issued to the investors and the placement agent in reliance upon the exemption from the registration requirements of the Act, and set forth in Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder and constitute “restricted securities” within the meaning of Rule 144 (a)(3) under the Act.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

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

Except for historical information, the material contained in this Management’s Discussion and Analysis of Financial Condition or Plan of Operations is forward-looking.  The Company’s actual results could differ materially from the results discussed in the forward-looking statements, which include certain risks and uncertainties.  These risks and uncertainties include the rate of market development and acceptance of our intelligent imaging informatics technology (particularly for our PinPoint product), the unpredictability of the Company’s sales cycle, the limited revenues and significant operating losses generated to date, and the possibility of significant ongoing capital requirements.

Restatement

The Company restated the consolidated financial statements for the year ended December 31, 2003, and for the period from inception (October 2, 2002) through December 31, 2003.  In addition, certain disclosures in the notes to our consolidated financial statements have been restated to reflect the Restatement adjustments.  In the Restatement, we have:

 Reclassified from Permanent Equity to Temporary Equity the Contractual Redemption Value of Common Shares Issued in Conjunction with an Asset Acquisition Agreement that Contained Redemption Rights

Under the terms of an Asset Purchase Agreement, Guardian issued 587,000 shares of its common stock as consideration for the purchase of intellectual property from Difference Engines Corporation.  The 587,000 shares of common stock were subject to a two (2) year lockup.  Upon expiration of the two (2) year lock up period, in the event that the shares are not eligible for resale under “Rule 144” and have not been registered under the Securities Act, the holder of the shares may demand redemption of the shares.  The redemption price is to be calculated on the basis of the average of the closing bid and asked prices of Guardian’s common stock for the twenty (20) consecutive business days ending on the day prior to the date of the exercise of the holder’s right of redemption.  Under SEC Accounting Series Release (“ASR”) 268, “Presentation in Financial Statements of ‘Preferred Redeemable Stock’,” such freestanding financial instruments are to be classified as temporary equity and measured at the value of the redemption right.  The Company calculated the redemption value of the common stock issued in the Difference Engines asset purchase and reclassified from permanent equity to temporary equity the redemption value of $2,044,228.  No recalculation of the redemption value was performed in fiscal year 2003 as the redemption rights, granted under the terms of the Asset Purchase Agreement, could not be exercised due to the two-year lockup with regard to the issued shares of common stock.

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

Reclassification of Stock-Based Compensation to Selling, General and Administrative

The previously reported statements of operations segregated on a separate line stock-based compensation expense from selling, general and administrative expense.  With this Restatement of the consolidated financial statements for the year ended December 31, 2003, the Company added the stock-based compensation expense of $4,277,242 to selling, general and administrative expense for presentation purposes.

Reclassification of Depreciation Expense to Selling, General and Administrative

The previously reported statements of operations segregated depreciation expense from selling, general and administrative expense.  With this Restatement of the consolidated financial statements for the year ended December 31,

2003, the Company added the depreciation expense of $26,734, to selling, general and administrative expense for presentation purposes.

Reclassification of Equipment to Purchased Software, Net

The previously reported Balance Sheet presented the value of purchased software within the caption, Equipment, net.  With this Restatement, the Company separated out purchased software, net and reported the value, $2,260,381, under its own caption.

The following table presents the effect of the Restatement on the consolidated financial statements for December 31, 2003.

	AS PREVIOUSLY REPORTED		RESTATED
	DECEMBER 31, 2003	RESTATEMENT ADJUSTMENT	DECEMBER 31, 2003

Consolidated Balance Sheets
Other current assets	$100	$(100)	$-
Noncurrent assets
Equipment, net	2,295,386	(2,260,381)	35,005
Purchased software, net	-	2,260,381	2,260,381
Total assets	3,012,249	(100)	3,012,149

Current liabilities
Accrued expense	605,020	(100)	604,920
Accrued interest expense	-	19,917	19,917
Notes payable less discounts	569,618	(511,905)	57,713
Derivative liabilities - embedded conversion feature	-	497,159	497,159
Derivative liabilities - stock purchase warrants	-	1,131,415	1,131,415
Total current liabilities	1,380,591	1,136,486	2,517,078

Common shares subject to repurchase; stated at estimated redemption value; 587,000 shares issued and outstanding in 2003	-	2,044,228	2,044,228

Consolidated Statements of Operations
Operating expenses:
Selling, general and administrative	$2,197,042	$4,303,976	$6,501,018
Depreciation	26,734	(26,734)	-
Amortization of stock compensation	4,277,242	(4,277,242)	-
Total operating expenses	6,501,018	-	6,501,018

Interest expense	23,417	57,212	80,629
Net loss	$(6,524,435)	$(57,212)	$(6,581,647)
Earnings per share - basic and diluted	$(0.78)	$(0.01)	$(0.79)

Consolidated Statements of Cash Flow
Operating Activities:
Net loss	$(6,524,435)	$(57,212)	$(6,581,647)
Adjustment to reconcile net loss - bridge note discount	20,417	57,212	77,629

Consolidated Statements of Stockholders' Equity
Stock warrants outstanding	$1,031,424	$(1,031,424)	$-
Additional paid-in capital	21,084,315	(2,092,178)	18,992,137
Deficit accumulated	(6,625,663)	(57,212)	(6,682,875)

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

The core component of Guardian’s overall business strategy is gaining and securing a competitive advantage through our advanced technologies.  Our product suite is a platform for innovation that efficiently integrates, streamlines, and distributes business and clinical information and images across the enterprise.

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

Valuation of Long-Lived Assets Including Acquired Intangibles

We test long-lived assets, including other intangible assets, under the guidance of FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying value of such an asset or group of assets may not be recoverable.  Events or circumstances that might indicate an impairment of carrying value include:

•

a significant decrease in the market value of the asset or asset group

•

a significant adverse change in the extent or manner in which the asset or asset group is used or in its physical condition

•

a significant adverse change in legal factors or in the business climate that could affect the value of the asset or asset group, including an adverse action or assessment by a regulator

•

an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of the asset or asset group

•

a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the asset or asset group.

When the need for such a test is indicated, we consider such factors as whether the amortization of the carrying values for these assets can be recovered through forecasted undiscounted cash flows over their remaining economic life.

Issuance of Stock for Non-Cash Consideration

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), defines a fair value-based method of accounting for stock options and other equity instruments.  The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.  Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services” (“EITF 96-18), establishes the measurement principles for transactions in which equity instruments are issued in exchange for the receipt of goods or services.  The Company has adopted the guidance provided by EITF 96-18 and determines the measurement date for valuation based upon the circumstances and facts of each contractual agreement.  The fair value of the equity compensation is measured on such date and recognized over the service period of the contract.

Research and Development

Research and development costs incurred in connection with the development of software products that are intended for sale are accounted for in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  Costs incurred prior to technological feasibility being established for the product are expensed as incurred.  Technological feasibility is established upon completion of a detail program design or, in the absence of a detail program design, completion of a working model.  Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value, unless a high-risk development issue exists  Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.  Amortization commences when the product is available for general release to customers, and high-risk development issues are addressed.

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

During the next twelve months, we expect to satisfy our cash requirements from the proceeds derived from a private placement offering through Berthel Fisher & Company Financial Services, Inc. (“BFC”).  The offering commenced in Mid-March of 2004, and as of the date of this report, has produced an aggregate of $346,354, net of placement agent fees and reimbursable expenses.  We expect to raise the maximum amount of the offering, $8,000,000.  However, as this is a best efforts offering, there can be no assurance the maximum will be obtained.  Proceeds from the offering will be used to: (i) acquire Wise Systems, Ltd., (ii) continue the development and productization of PinPoint, (iii) complete the patent process on several key patentable algorithms and processes, and (iv) to support the growth and operating expenses of the Company.  We believe that we will require between $1,300,000 and $2,000,000 to support operations throughout 2004.  This assumes minimal revenue production during the year.

During this development and capital formation phase, and until such time as adequate financing is in place, we will closely monitor our costs and our revenue expectations and will take actions appropriate to the market conditions.

We intend to continue to invest in both our existing technologies and in the development or acquisition of additional complimentary technologies, as well as in building an efficient marketing and sales organization.  Looking to 2004, we believe we will transition during the second quarter of the year from a ‘development stage company’ to an ‘operating company.’

Liquidity and Capital Resources

Overview

Our ability to implement our plan of operations, including the acquisition of Wise Systems, Ltd., is predicated on our ability to generate the necessary capital resources through one or more equity or debt financings, including a private placement through BFC.  We intend to use the proceeds of such financing to complete the acquisition of Wise, to complete the development of the PinPoint product, to complete and file patent applications, and to support operations until revenue flow is sufficient to meet the demands of operations.  The acquisition of Wise and the subsequent integration of Wise’s product line with our DEVision product line is expected to establish the Company as a viable solutions provider in the RIS/PACS marketplace.  While it is conceivable that we will be able to generate revenues from either product line prior to integration, it is not anticipated that the revenues generated would be sufficient to cover operating expenses.  Further, during the remaining three months of development on PinPoint, we intend to actively pursue the Transportation Safety Administration (TSA) through multiple means.  We believe that $1,300,000 to $2,000,000, in excess of the $1,800,000 required for the Wise acquisition, is sufficient capital resources to ensure that we can complete our plan of operations during 2004.

Results of Operations

The Company had no revenues for the period from Inception (October 2, 2002) through December 31, 2003.  Net loss for the Period from Inception through December 31, 2003 and for the year ended December 31, 2003 were $6,682,875 and $6,581,647, respectively.  Included in the net loss were selling, general and administrative expenses of $6,501,018 for the year ended December 31, 2003 and $6,602,246 for the Period from Inception.  Interest expense for both periods was $80,629.

Operating Activities

During the year ended December 31, 2003, we used net cash in operating activities of $1,358,585.  During the period, we experienced a net loss of $6,581,647, which was offset by adjustments to reconcile net loss to net cash used in operating activities of $4,521,606.  The reconciling adjustments included expenses associated with the use of stock compensation in lieu of cash compensation to consultants and employees of $4,277,242, or 95% of the total adjustments to reconcile net loss to net cash used in operating activities.  Additionally, we expended $140,000 in royalty payments to Diagnos Corporation under an exclusive distribution agreement, which we have subsequently terminated.  The royalty payments were carried on our accounting records as an asset since the royalty payments were intended to be offset against the resale of seven software licenses of the Diagnos product.  As a result of the termination of the agreement with Diagnos, we have recognized and appropriately written-off the software licenses, as impaired assets, which resulted in a further non-cash charge to earnings.   During the year, we made a deposit of $7,900 as a security deposit under terms of our office lease agreement.  In addition to cash generated through financing activities, we offset operating expenses by increasing vendor payables by $182,480 and by deferring payroll of $527,076.  The outstanding payroll represents earned salary due to four executives of the Company.

Investing Activities

During the year ended December 31, 2003, we used net cash in investing activities of $352,170 for the purchase of $37,170 of equipment, $25,000 for software, $140,000 to acquire seven distributable licenses (royalty payment discussed above) of the Diagnos software, and $150,000 as a good faith deposit at the signing of the letter of intent for the acquisition of Wise Systems, Ltd.

Financing Activities

Net cash was provided from investing activities through the sale of common stock, the sale of preferred stock, and through the issuance of convertible bridge notes.  At the date of the reverse acquisition, we issued 1,000,000 shares of common stock for net cash proceeds of $500,000.  During August and September of 2003, we issued 133.3 shares of Series C Convertible Preferred Stock to an investor for net cash proceeds of $200,000.  During October and November of 2003, we issued 545 shares of our Series C Convertible Preferred Stock to investors, in a private placement through Berthel Fisher & Company Financial Services, Inc. (see Item 5 above), for net cash proceeds after placement agent and escrow fees of $629,895.  During December 2003, we entered into a series of convertible bridge notes (see Item 5 above) for cash proceeds of $700,000.

Critical Accounting Pronouncements

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”).  SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as required by SFAS 123.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.  The adoption of the disclosure only requirements of SFAS 148 did not have a significant impact on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”).  FIN 46 clarifies existing accounting for whether interest entities should be consolidated in financial statements based upon the investee’s ability to finance activities without additional financial support and whether investors possess characteristics of a controlling financial interest.  FIN 46 applies to years or interim periods beginning after January 31, 2003.  This pronouncement is not expected to have a material impact on the Company’s financial position or results of operations for the foreseeable future.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement 133.  This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  As indicated in Note 2 of the financial statements regarding the Restatement, this pronouncement did have a material impact on the Company’s financial position, but not on its results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement affects the classification, measurement and disclosure requirements of certain freestanding financial instruments, including mandatory redeemable shares.  SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company for the third quarter of Fiscal 2003.  This pronouncement is not expected to have a material impact on the Company’s financial position or results of operations for the foreseeable future.

ITEM 7.  FINANCIAL STATEMENTS

The Consolidated Financial Statements are included elsewhere in this Annual Report on Form 10-KSB/A for the year ended December 31, 2003 (Restated) beginning on page 62.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The following disclosure has been updated solely for the purpose of disclosing changes that occurred during fiscal year 2005 and during the fiscal year 2006 through the date of the filing of this Amendment.

Fiscal Year 2003

Effective July 9, 2003, Guardian dismissed its principal independent accountants, Schumacher & Associates, Inc.  Schumacher & Associates, Inc. had been engaged by Guardian as the principal independent accountants to audit the financial statements of Guardian for the fiscal year ended December 31, 2002.  Schumacher & Associates, Inc.’s reports on the financial statements of Guardian filed with the Securities and Exchange Commission with regard to the fiscal year ended December 31, 2002, contained no adverse or disclaimer of opinion; however, its report did contain a going concern explanatory paragraph.

The action to dismiss Schumacher & Associates, Inc., as Guardian’s principal independent accountants has been taken primarily as a result of the change of control of Guardian arising from the reverse acquisition of Guardian by RJL Marketing Services Inc. (RJL), on June 26, 2003.  As a condition of the acquisition, the previous executive officers and members of the board of directors of Guardian resigned effective as of the closing of the acquisition and were replaced by officers and directors designated by RJL.  The new board of directors of Guardian has decided to engage the independent public accountants of RJL to audit the financial statements of Guardian for the fiscal year ended December 31, 2003.

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

During Guardian's  two most recent  fiscal years ended December 31, 2001 and 2002, Guardian did not consult with  Aronson & Company regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.  However, Aronson & Company were engaged by RJL to audit RJL’s financial statements for the period ended December 31, 2002.

There were no disagreements with our accountants on accounting and financial disclosure in 2003.

Fiscal Year 2005

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

During Guardian's  two most recent  fiscal years ended December 31, 2003 and 2004, Guardian did not consult with  Goodman & Company regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

Fiscal 2006

Effective May 5, 2006, upon the recommendation of Guardian’s Audit Committee, Guardian’s board of directors approved the engagement of Goodman & Company to serve as Guardian’s independent registered public accountants and to be the principal registered independent public accountants to conduct a re-audit of Guardian’s consolidated financial statements for the fiscal years ended December 31, 2003 and December 31, 2004, replacing the firm of Aronson & Company.

ITEM 8A.  CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures.  As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure.  Based on these evaluations, on May 15, 2006, the Certifying Officers determined that, for the reasons discussed below, the Company’s disclosure controls were not effective as of the end of the period covered by this Report.  The Certifying Officers had previously concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

In February 2006, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that the Company needed to restate certain of the Company’s consolidated financial statements to correct errors in the application of accounting principles with respect to the accounting for: (1) the beneficial conversion feature embedded in convertible notes issued by the Company in 2003; (2) the fair value calculation of warrants issued to placement agents and convertible note holders issued by the Company in 2003 and 2004; and (3) the contractual redemption value of common stock issue by the Company in 2003 as compensation in an asset purchase transaction.  Management’s decision, with the concurrence of the Audit Committee of the Company’s Board of Directors, to effect the restatement was made in response to comments received from the staff of the SEC as part of the staff’s periodic review of our filings as well as following consultation with our former independent registered public accountants, Aronson & Company, and our current independent registered public accountants, Goodman & Company.  As a result, the Company restated its historical consolidated financial statements for the fiscal year ended December 31, 2003, and will amend its consolidated financial statements for the fiscal year ended December 31, 2004, and for the fiscal quarters ended March 31, June 30, and September 30, 2005.

The above restatements are described in more detail in Note 2 to our consolidated financial statements included in this Form 10-KSB/A.

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

The board of directors does not currently have an audit, nominating, compensation, or other standing committee.  Accordingly, the entire board of directors performs the functions of an audit committee, nominating committee, and compensation committee.  Moreover, we do not have an “audit committee financial expert.”  We have actively pursued qualified candidates for this board position, however, as of this date we have been unable to identify an individual with the necessary qualifications to meet the requirements of this position.  We are committed to identifying a qualified individual during 2004.

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

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the aggregate cash compensation paid for services rendered during the last three years by each person serving as our Chief Executive Officer each of our four most highly compensated executive officers (collectively, the “Named Executive Officers”).  The information provided for Mr. Moorer is relevant to his role as the former President and Chief Executive Officer of Guardian, prior to the reverse acquisition, effective June 26, 2003.  On that date Mr. Moorer resigned his positions with the Company.

		Annual Compensation
		Salary	Bonus	Other Annual Compensation (7)	Securities Underlying Options (#)	All Other Compensation ($)
Name & Principal Position	Year	$	$	$

J. Andrew Moorer (1)	2003	72,600	-	-	-	33,814
President & CEO	2002	75,000	-	-	-	45,000
	2001	75,000	-	-	-	45,000

Michael W. Trudnak (2)	2003	275,059	-	6,000	400,000	-
Chief Executive Officer

Robert A. Dishaw (3)	2003	275,059	-	6,000	-	-
President & COO	2002	70,865	-	1,546	-	-

William J. Donovan (4)	2003	57,560	-	-	200,000	-
Chief Financial Officer

Darrell E. Hill (5)
VP, Healthcare Client Services	2003	76,923	-	-	200,000	-

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

(7)

Represents automobile allowance payments.

Option Grants in the Last Fiscal Year

	Individual Grants				Appreciation for Option Term (2)
	Number of Securities Underlying Options Granted (1)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price	Expiration Date	5%	10%
Name	(#)		($/Share)
Michael W. Trudnak	400,000	19.23%	$0.36	June 25, 2013	$23,391	$139,544
Robert A. Dishaw	-	-	-		-	-
William J. Donovan	200,000	9.62%	$0.50	August 17, 2013	$908,363	$1,432,666
Darrell E. Hill	200,000	9.62%	$0.50	June 25, 2013	$142,007	$267,840
Steven V. Lancaster	200,000	9.62%	$0.50	June 25, 2013	$142,007	$267,840

(1)

Options granted were non-qualified options to acquire shares of common stock.  With the exception of Mr Trudnak, whose options vested immediately, Messrs Donovan, Hill and Lancaster options vested 50% when granted and the remaining 50% vest at the one-year employment anniversary date.   Options are exercisable for ten years.  The foregoing options represent options that we have committed to issue pursuant to certain employment agreements and other arrangements, but were outstanding on December 31, 2003.

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

			Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-The-Money Options at Fiscal Year-End (1)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Michael W. Trudnak	-	-	400,000	-	$1,507,500	$-
Robert A. Dishaw	-	-	-	-	$-	$-
William J. Donovan	-	-	100,000	100,000	$335,000	$335,000
Darrell E. Hill	-	-	100,000	100,000	$335,000	$335,000
Steven V. Lancaster	-	-	100,000	100,000	$335,000	$335,000

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

Moorer entered into a settlement agreement pursuant to which Mr. Moorer’s employment agreement, dated February 19, 1999, was terminated and Mr. Moorer agreed to release Guardian from any and all claims for future compensation thereunder.  Mr. Moorer and Guardian entered into mutual releases for claims arising in connection with Mr. Moorer’s employment with Guardian.  In addition, as a condition to the closing, Mr. Moorer, and Messrs Houtz and Stevens, the former directors of Guardian entered into lock up agreements with RJL and Guardian pursuant to which they agreed not to sell their shares of Guardian for a period of six months, except that they may, during such period, sell an aggregate of 50,000 shares a calendar month.

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

The Plan is intended to foster the success of Guardian and its subsidiaries by providing incentives to Eligible Employees, directors and consultants to promote the long-term financial success of Guardian.  The Plan is designed to provide flexibility to Guardian in our ability to motivate, attract, and retain the services of Eligible Employees, directors and consultants upon whose judgment, interest, and special effort the successful conduct of our operation is largely dependent.  The Plan applies to all grants of stock options granted on or after the date the Plan is approved or adopted by our directors unless otherwise indicated.   As of February 13, 2004 the market value of the 30,000,000 shares underlying the options issuable under the Plan was $114,000,000.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock owned as of as of March 19, 2004, by:  (i) beneficial owners of more than 5% of our common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group:

Name Beneficial Owner(1)	Number of Shares Beneficially Owned (1)	% of Common Stock Beneficially Owned
Robert A. Dishaw	2,945,500(2)	18.92%
Michael W. Trudnak	2,966,000(3)	19.05%
Sean W. Kennedy	0	0.00%
M. Riley Repko	0	0.00%
Walter Ludwig	587,000(4)	3.77%
William J. Donovan	0	0.00%
Max Tobin	2,300,000(5)	14.77%
All executive officers and directors as a group (6 people)(6)	6,898,500 (7)	44.31%

(1)

Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, and is generally determined by voting powers and/or investment powers with respect to securities.  Unless otherwise noted, all shares of common stock listed above are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them.  Such person or entity’s percentage of ownership is determined by assuming that any options or convertible securities held by such person or entity which are exercisable within 60 days from the date hereof have been exercised or converted as the case may be.  All addresses, except as noted, are c/o Guardian Technologies International, Inc., 21351 Ridgetop Circle, Suite 300, Dulles, Virginia  20166.  Mr. Tobin’s address is 7805 Bayview Avenue, Suite 614, Ontario, Canada.

(2)

Does not include 2,212,000 shares of common stock issuable upon conversion of 2,212 shares of Series A Convertible Preferred Stock upon our satisfying certain performance criteria during the two year period ending June 26, 2005.  Each such share of Series A Convertible Preferred Stock entitles the holder to 1,000 votes (subject to certain anti-dilution adjustments) on all matters presented to stockholders for a vote.  Mr. Dishaw’s 2,212 shares of Series A Convertible Preferred Stock will entitle him to cast 2,212,000 votes at a meeting of the shareholders.  Accordingly, Mr. Dishaw will be entitled to cast an aggregate of 5,157,500 votes on all matters submitted to stockholders or 24.45% of the total votes that may be cast at a meeting of our stockholders.

(3)

Does not include 1,885,000 shares of common stock issuable upon conversion of 1,885 shares of Series A Convertible Preferred Stock upon our satisfying certain performance criteria during the two year period ending June 26, 2005.  Each share of Series A Convertible Preferred Stock entitles the holder to 1,000 votes (subject to certain anti-dilution adjustments) on all matters presented to the holders of common stock for a vote.  Mr. Trudnak’s 1,885 shares of Series A Convertible Preferred Stock will entitle him to cast 1,885,000 votes at a meeting of the shareholders.   Accordingly, Mr. Trudnak will be entitled to cast an aggregate of 4,851,000 votes on all matters submitted to stockholders or 23.00% of the total votes that may be case at a meeting of the shareholders.

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

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2003.  Information is included for equity compensation plans approved by Guardian’s shareholders and equity compensation plans not approved by Guardian’s shareholders.

Plan Category	Shares of Common Stock to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Shares of Common Stock available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by Guardian's stockholders	2,080,000	$0.527	27,920,000	(2)
Equity compensation plans not approved by Guardian's stockholders	-	$-	-
Totals	2,080,000	$0.0527	27,920,000

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

On August 4, 2003, Guardian entered into an employment agreement with Ruth Taylor pursuant to which Mrs. Taylor is employed as an accountant.  Mrs. Taylor is the adult daughter of Mr. Robert A. Dishaw, President, Chief Operating Officer, a director and principal stockholder of Guardian.  The employment agreement provides for an annual base salary of $60,000 per annum.  The agreement is for a term of one year and is automatically renewed for one year terms unless earlier terminated.  The agreement provides for an annual performance bonus as determined by Guardian, participation in Guardian’s stock option plan, and participation in Guardian’s benefit policies and plans.  The agreement provides for the issuance pursuant to Guardian’s stock option plan of 100,000 non-qualified stock options vesting after six-months and exercisable at a price of $.50 per share, and 100,000 non-qualified stock options vesting one year from the anniversary date of employee’s employment and exercisable at a price of $.50 per share.  The agreement may be terminated upon the death or disability of employee or for cause.  If the employee is terminated by reason of death, disability (except as noted below) or for cause, no further compensation is payable to employee.  If employee is terminated other than by reason of death, disability or cause, or if no disability insurance is provided and employee becomes disabled, employee is entitled to be paid her base salary for six months.  Employee may terminate her employment agreement on 30 days’ prior written notice.  We have also entered into a non-competition, confidentiality, proprietary rights and non-solicitation agreement (proprietary information agreement) with Mrs. Taylor, pursuant to which employee has agreed not to disclose confidential information regarding Guardian, agreed that proprietary rights conceived during her employment are the property of Guardian, and agreed not to solicit Guardian’s customers or attempt to hire our employees for twelve months following termination of her employment.  The employment agreement provides for arbitration in the event of any dispute arising out of the employment agreement or employee’s employment, other than disputes under the proprietary information agreement.

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

1.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2003 (Restated)

Consolidated Statements of Operations for the Year Ended December 31, 2003 (Restated)

Consolidated Statements of Changes in Stockholders’ Deficit for the Year Ended December 31, 2003 (Restated)

Consolidated Statements of Cash Flows for the Year Ended December 31, 2003 (Restated)

Notes to the Restated Consolidated Financial Statements (Restated)

2.

Exhibits

		Incorporated by Reference		Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date
2.1	Amended and Restated Agreement and Plan of Reorganization dated effective June 12, 2003, by and among the Company, RJL Marketing Services, Inc., and the shareholders of RJL Marketing Services, Inc.	8-K	06/26/2003
3.1	Certificate of Incorporation	10-KSB	04/15/2004
3.2	Articles of Amendment to Certificate of Incorporation	10-KSB	04/15/2004
3.3	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock.	10-QSB	08/15/2003
3.4	Certificate of DesignationS, Preferences and Rights of Series B Convertible Preferred Stock.	10-QSB	08/15/2003
3.5	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, dated September 24, 2003.	10-QSB	11/14/2003
3.6	Certificate of Amendment to Certificate of Designation of Rights and Preferences of Series B Convertible Preferred Stock, dated October 27, 2003.	10-QSB	11/14/2003
3.7	By-Laws	10-KSB	04/15/2004
4.1	Form of Common Stock Certificate	SB-2	03/22/96
10.1	Employment Agreement, dated October 1, 2002, between RJL Marketing Services, Inc. and Robert Dishaw.	10-QSB	08/15/2003

10.2	Employment Agreement, dated January 1, 2003, between RJL Marketing Services, Inc. and Michael W. Trudnak.	10-QSB	08/15/2003
10.3	Amendment Agreement, dated July 28, 2003, between RJL Marketing Services, Inc. and Michael W. Trudnak.	10-QSB	08/15/2003
10.4	Settlement Agreement, dated June 26, 2003, between the Registrant and J. Andrew Moorer.	10-QSB	08/15/2003
10.5	Exclusive Distribution Agreement, dated June 26, 2003, between RJL Marketing Services, Inc. and Diagnos, Inc.	8-K/A	08/26/2003
10.6	Employment Agreement, dated May 19, 2003, between RJL Marketing Services, Inc. and Darrell E. Hill.	8-K/A	08/26/2003
10.7	Employment Agreement, dated May 19, 2003, between RJL Marketing Services, Inc. and Stephen Lancaster.	8-K/A	08/26/2003
10.8	Consulting Agreement, dated May 19, 2003, between RJL Marketing Services, Inc. and Max Tobin.	8-K/A	08/26/2003
10.9	Consulting Agreement, dated July 30, 2003, between RJL Marketing Services, Inc. and J. Andrew Moorer.	8-K/A	08/26/2003
10.10	Employment Agreement, dated August 4, 2003, between the Registrant and Ruth H. Taylor.	10-QSB	11/14/2003
10.11	Employment Agreement, dated August 18, 2003, between the Registrant and William J. Donovan.	10-QSB	11/14/2003
10.12	Consulting Agreement, dated August 20, 2003, between the Registrant and Berthel Fisher & Company Financial Services, Inc.	10-QSB	11/14/2003
10.13	Consulting Agreement, dated September 11, 2003, between the Registrant and Clifford Neuman.	S-8	10/09/2003
10.14	Consulting Agreement, dated September 25, 2003, between the Registrant and Barry Davis.	S-8	10/09/2003
10.15	Consulting Agreement, dated September 30, 2003, between the Registrant and A.B. Goldberg.	S-8	10/09/2003
10.17	Consulting Agreement, dated July 28, 2003, between the Registrant and Redwood Consultants LLC.	10-QSB	11/14/2003
10.18	Consulting Agreement, dated July 4, 2003, between the Registrant and Tosh Consulting.	10-QSB	11/14/2003
10.19	Placement Agents Warrants, dated October 14, 2003, between the Registrant and Berthel Fisher &Company Financial Services, Inc.	10-QSB	11/14/2003
10.20	Alliance Partner Agreement, dated September 17, 2003, between the Registrant and Telinks Canada Ltd.	10-QSB	11/14/2003
10.21	Compensation Agreement, dated September 18, 2003, between the Registrant and Telinks Canada Ltd.	10-QSB	11/14/2003
10.22	Asset Purchase Agreement, dated October 23, 2003, among the Registrant, Difference Engines Corporation.	10-QSB	11/14/2003
10.23	Amendment Agreement, dated September 22, 2003, between the Registrant and Berthel Fisher & Company Financial Services, Inc.	10-QSB	11/14/2003
10.25	Settlement Agreement dated March 16, 2004 between the Registrant and Cappello Capital Corporation.	10-KSB	4/15/2004
10.26

Note and Warrant Purchase Agreement, dated as of December 8, 2003 between the Registrant and each of the undersigned purchasers:  Charles Bell, Daniel Denardis, Scott Porter, Alan Stamper, Edward Tschiggfrie, and Bret Williams.

		10-KSB	4/15/2004
10.27	Convertible Promissory Note, dated December 11, 2003 between the Registrant and Charles T. Bell.	10-KSB	4/15/2004

10.28	Common Stock Warrant Agreement, dated December 11, 2003, between the Registrant and Charles T. Bell.	10-KSB	4/15/2004
10.29	Supplemental Common Stock Warrant Agreement, dated December 11, 2003, between the Registrant and Charles T. Bell.	10-KSB	4/15/2004
10.30	Convertible Promissory Note, dated December 19, 2003 between the Registrant and Daniel Denardis.	10-KSB	4/15/2004
10.31	Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Daniel Denardis.	10-KSB	4/15/2004
10.32	Supplemental Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Daniel Denardis.	10-KSB	4/15/2004
10.33	Convertible Promissory Note, dated December 19, 2003 between the Registrant and Scott Porter.	10-KSB	4/15/2004
10.34	Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Scott Porter.	10-KSB	4/15/2004
10.35	Supplemental Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Scott Porter.	10-KSB	4/15/2004
10.36	Convertible Promissory Note, dated December 8, 2003 between the Registrant and Alan Stamper.	10-KSB	4/15/2004
10.37	Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Alan Stamper.	10-KSB	4/15/2004
10.38	Supplemental Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Alan Stamper.	10-KSB	4/15/2004
10.39	Convertible Promissory Note, dated December 8, 2003 between the Registrant and Edward D. Tschiggfrie.	10-KSB	4/15/2004
10.40	Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Edward D. Tschiggfrie.	10-KSB	4/15/2004
10.41	Supplemental Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Edward D. Tschiggfrie.	10-KSB	4/15/2004
10.42	Convertible Promissory Note, dated December 19, 2003 between the Registrant and Edward D. Tschiggfrie.	10-KSB	4/15/2004
10.43	Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Edward D. Tschiggfrie.	10-KSB	4/15/2004
10.44	Supplemental Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Edward D. Tschiggfrie.	10-KSB	4/15/2004
10.45	Convertible Promissory Note, dated December 8, 2003 between the Registrant and Bret Williams.	10-KSB	4/15/2004
10.46	Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Bret Williams.	10-KSB	4/15/2004
10.47	Supplemental Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Bret Williams.	10-KSB	4/15/2004
10.48	Amended And Restated 2003 Stock Incentive Plan.	10-KSB	4/15/2004
10.49	Employment Agreement, dated December 3, 2003, between the Registrant and Walter Ludwig.	8-K	1/30/2004
10.50	Employment Agreement, dated December 3, 2003, between the Registrant and Victor Hamilton.	8-K	1/30/2004
14.1	Code of Ethics of the Company for Chief Executive Officer and Senior Financial Officers	10-KSB	4/15/2004
21	List of Subsidiaries	10-KSB	4/15/2004
23.1	Consent of Independent Registered Public Accounting Firm, Aronson			X

23.2	Consent of Independent Registered Public Accounting Firm, Goodman	X
23.2	Consent of Independent Registered Public Accounting Firm	X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	X
32.1	Section 1350 Certification of Chief Executive Officer	X
32.2	Section 1350 Certification of Chief Financial Officer	X

Reports filed on Form 8-K

Current report on Form 8-K dated October 2, 2003 – Item 9 disclosure, as required by Regulation FD, announcing that the Registrant has appointed M. Riley Repko to its Board of Directors. His appointment to Guardian's board was effective October 1, 2003.  Additional information was included in the Company's press release dated October 2, 2003, filed as an exhibit thereto.

Current report on Form 8-K dated October 23, 2003 – the Registrant entered into an agreement with Difference Engines Corporation, a Maryland corporation, pursuant to which the Registrant agreed to purchase certain intellectual property owned by Difference Engines Corporation, a Maryland corporation.

Current report on Form 8-K dated January 30, 2004 – the Registrant completed the closing of the acquisition of the IP of Difference Engines Corporation which occurred effective December 19, 2003, after Difference Engines obtained the approval of its stockholders for the transaction.  Additional information was included in the Company’s press release dated January 16, 2004, filed as an exhibit thereto.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the last two fiscal years ended December 31, 2003 and 2002, respectively, the aggregate fees billed by Aronson & Company for the professional services rendered for the audit of the Company’s annual financial statements and for the reviews of the financial statements included in the Company’s Form 10-QSB were approximately $41,516 and $8,500, respectively.

Audit-Related Fees

“Audit-related” fees include assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements, such as reports on internal control, review of SEC filings, merger and acquisition due diligence and related services. The aggregate fees billed by Aronson & Company for services related to the performance of their audit and review of financial statements that are not included in “audit fees” above were approximately $14,599 and $0 for the fiscal years ended December 31, 2003 and 2002, respectively.

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

All Other Fees

During the last two fiscal years ended December 31, 2003 and 2002, respectively, there were no fees billed by Aronson & Company for professional services other than those described above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned duly authorized.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
By:	/s/ Michael W. Trudnak
Chief Executive Officer (Principal Executive Officer)
By:	/ s/ Gregory E. Hare
Chief Financial Officer (Principal Accounting Officer)

 Dated:     August 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title
/s/ Michael W. Trudnak Michael W. Trudnak Date: August 31, 2006	Chairman of the Board, Chief Executive Officer, Treasurer, Secretary and Director (Principal Executive Officer)
/s/ William J. Donovan William J. Donovan Date: August 31, 2006	President, Director
/s/ Gregory E. Hare Gregory E. Hare Date: August 31, 2006	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)
/s/ Charles T. Nash Charles T. Nash Date: August 31, 2006	Director
/s/ Sean W. Kennedy Sean W. Kennedy Date: August 31, 2006	Director
/s/ Mark A. Zorko Mark A. Zorko Date: August 31, 2006	Director
/s/ Gina Marie Lindsey Gina Marie Lindsey Date: August 31, 2006	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Guardian Technologies International, Inc.

We have audited the accompanying consolidated balance sheet of Guardian Technologies International, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the period from inception (October 2, 2002) to December 31, 2003, and for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of RJL Marketing Services, Inc. as of December 31, 2002, and for the period from inception (October 2, 2002) to December 31, 2002, were audited by other auditors whose opinion, dated May 6, 2003, expressed an unqualified opinion on such statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guardian Technologies International, Inc. and Subsidiaries as of December 31, 2003, and the consolidated results of their operations and their cash flows for the period from inception (October 2, 2002) to December 31, 2003, and for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses since inception and is dependent upon its ability to raise additional funding through debt or equity financing to continue operations.  As a result, the Company may not be able to continue to meet obligations as they come due.   These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1.  The financial statements do not include any adjustments that might arise from the outcome of this uncertainty.

As further disclosed in Note 2 to the consolidated financial statements, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the period from inception (October 2, 2002) to December 31, 2003, and for the year then ended, have been restated.

/s/ Goodman & Company, L.L.P.

Norfolk, Virginia

May 12, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

RJL Marketing Services, Inc.

Herndon, Virginia

We have audited the accompanying Balance Sheet of RJL Marketing Services, Inc. as of December 31, 2002, and the related Statements of Operations, Stockholders' Equity (Deficit) and Cash Flows for the period from inception (October 2, 2002) to December 31, 2002.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.   Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RJL Marketing Services, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the period from inception (October 2, 2002) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ ARONSON & COMPANY

Rockville, Maryland

May 6, 2003

RESTATED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. and SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

		RJL Marketing
	Restated	Services, Inc.
	December 31, 2003	December 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$ 319,229	$ 89
Prepaid expenses	200	-
Total current assets	319,429	89

Equipment, net	35,005	-

Other assets:
Purchased software, net	2,260,381	-
Deposits	157,900	-
Other long-term assets	239,434	-

Total assets	$ 3,012,149	$ 89

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 205,954	$ 23,473
Accrued payroll	604,920	77,844
Accrued interest expense	19,917	-
Notes payable less discounts	57,713	-
Derivative liabilities - embedded conversion feature	497,159	-
Derivative liabilities - stock purchase warrants	1,131,415	-
Total current liabilities	2,517,078	101,317

Common shares subject to repurchase; at redemption value 587,000 shares issued and outstanding in 2003	2,044,228	-

Commitments and contingencies

Stockholders' deficit:

Convertible preferred stock, $0.20 par value -
Authorzed - 1,000,000 shares
Issued and outstanding - 7,375 at December 31, 2003	1,475	-
Common stock, $0.001 par value -
Authorzed - 15,000,000 shares
Issued and outstanding - 13,523,500 and 907,950 at
December 31, 2003 and 2002, respectively	13,524	908
Deferred stock compensation - employees	(1,982,531)	-
Deferred stock compensation - non-employees	(11,890,887)	-
Additional paid-in capital	18,992,137	(908)
Deficit accumulated during the development stage	(6,682,875)	(101,228)
Total stockholders' deficit	(1,549,157)	(101,228)

Total liabilities and stockholders' deficit	$ 3,012,149	$ 89

See notes to restated consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. and SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Restated Year End December 31, 2003	RJL Marketing Services, Inc. Inception (Oct. 2, 2002) through December 31, 2002	Restated Inception (Oct. 2, 2002) through December 31, 2003

Net revenues	$ -	$ -	$ -

Cost of sales	-	-	-

Gross profit	-	-	-

Operating expenses:
Selling, general and administrative	6,501,018	101,228	6,602,246
Total operating expenses	6,501,018	101,228	6,602,246

Operating loss	(6,501,118)	(101,228)	(6,602,246)

Other income (expense):
Interest expense	(80,629)	-	(80,629)
Total other income (expense)	(80,629)	-	(80,629)

Net loss	$ (6,581,647)	$ (101,228)	$ (6,682,875)

Loss per common share:
Basic and diluted	$ (0.79)	$ (0.04)	$ (0.90)

Shares used in computing loss per share:
Basic and diluted	8,314,785	2,582,283	7,392,314

See notes to restated consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. and SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
	Date	Shares of Common Stock	Shares of Preferred Class A	Shares of Preferred Class B	Shares of Preferred Class C	Dollar Amount per Share	Common Stock	Preferred Class A Stock	Preferred Class B Stock	Preferred Class C Stock	Additional Paid in Capital	Warrants	Deferred Compensation	Deficit Accumulated During the Development Stage	Total

Balance, October 3, 2002 (inception)		-	-	-	-	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -		$ -

Common Stock Issued to founder related to	10/23/2002	907,950	-	-	-	-	908	-	-	-	(908)	-	-		-
the transfer of assets into the Company

Net loss		-	-	-	-	-	-	-	-	-	-	-	-	(101,228)

Balance, December 31, 2002		907,950	-	-	-	-	908	-	-	-	(908)	-	-	(101,228)	(101,228)

Common Stock Issued to founders related to	4/3/2003	4,603,550	-	-	-	-	4,604	-	-	-	(4,604)	-	-		-
the transfer of assets into the Company

Common stock options granted pursuant to employment	5/19/2003	-	-	-	-	0.50	-	-	-	-	106,400	-	(106,400)	-	-

Common Stock Issued to former shareholders of	6/26/2003	2,150,000	-	-	-	-	2,150	-	-	-	(2,150)	-	-	-	-
pre-acquisition Guardian Technologies

Preferred Class B issued pursuant to consulting	6/26/2003	-	-	690	-	0.81	-	-	138	-	558,762	-	(558,900)	-	-
agreements for services

Preferred Class A issued to founders pursuant to the	6/27/2003	-	4,097	-	-	0.20	-	819	-	-	(819)	-	-	-	-
reverse acquisition

Sale of common stock for cash	6/30/2003	1,000,000	-	-	-	0.50	1,000	-	-	-	499,000	-	-	-	500,000

Common stock options granted pursuant to employment	7/4/2003	-	-	-	-	0.50	-	-	-	-	323,000	-	(323,000)	-	-

Common stock issued pursuant to consulting	7/10/2003	2,000,000	-	-	-	0.33	2,000	-	-	-	658,000	-	-		660,000
agreements for services

Common stock options granted pursuant to employment	7/14/2003	-	-	-	-	0.50	-	-	-	-	332,500	-	(332,500)	-	-

Compensation issued pursuant to consulting	7/28/2003	1,820,000	1,430	480	-	0.78	1,820	286	96	-	2,907,198	-	(2,909,400)		-
agreements for services

Common stock options granted pursuant to employment	7/28/2003	-	-	-	-	0.50	-	-	-	-	589,000	-	(589,000)	-	-

Common stock issued pursuant to consulting	7/30/2003	150,000	-	-	-	2.35	150	-	-	-	352,350	-	(352,500)		-
agreements for services

Common stock options granted pursuant to employment	8/4/2003	-	-	-	-	0.50	-	-	-	-	798,000	-	(798,000)	-	-

Common stock options granted pursuant to employment	8/18/2003	-	-	-	-	0.50	-	-	-	-	522,500	-	(522,500)	-	-

Sale of preferred stock (Class B) for cash	8/26/2003	-	-	33	-	1,500.00	-	-	7	-	49,993	-	-		50,000

Common stock options granted pursuant to employment	9/1/2003	-	-	-	-	1.25	-	-	-	-	39,188	-	(39,188)	-	-

Common stock issued pursuant to consulting	9/11/2003	80,000	-	-	-	2.35	80	-	-	-	187,920	-	(188,000)		-
agreements for services

Sale of preferred stock (Class B) for cash	9/12/2003	-	-	100	-	1,500.00	-	-	20	-	149,980	-	-		150,000

Warrants for the purchase of 200,000 shares of	9/18/2003	-	-	-	-	2.00	-	-	-	-	-	145,684	-	-	145,684
common stock

Common stock issued pursuant to consulting	9/30/2003	200,000	-	-	-	2.76	200	-	-	-	551,800	-	(552,000)		-
agreements for services

Common stock options granted pursuant to employment	10/6/2003	-	-	-	-	0.50	-	-	-	-	456,000	-	(456,000)	-	-

Sale of preferred stock (Class C) for cash	10/15/2003	-	-	-	408	1,250.00	-	-	-	82	469,303	-	-		469,385

Warrants for the purchase of 16,352 shares of	10/15/2003	-	-	-	-	1.95	-	-	-	-	(18,532)	18,532	-	-	-
common stock

Common stock options granted pursuant to employment	11/1/2003	-	-	-	-	1.25	-	-	-	-	41,563	-	(41,563)	-	-

Common stock options granted pursuant to employment	11/6/2003	-	-	-	-	1.25	-	-	-	-	45,125	-	(45,125)	-	-

Common stock options granted pursuant to employment	11/8/2003	-	-	-	-	0.50	-	-	-	-	15,200	-	(15,200)	-	-

Sale of preferred stock (Class C) for cash	11/21/2003	-	-	-	137	1,250.00	-	-	-	27	160,483	-	-		160,510

Warrants for the purchase of 5,480 shares of	11/25/2003	-	-	-	-	1.95	-	-	-	-	(6,607)	6,607	-	-	-
common stock (restated)

Warrants for the purchase of 100,000 shares of	12/8/2003	-	-	-	-	2.50	-	-	-	-	-	72,443	-	-	72,443
common stock - convertible notes (restated)

Warrants for the purchase of 40,000 shares of	12/11/2003	-	-	-	-	2.50	-	-	-	-	-	28,977	-	-	28,977
common stock - convertible notes (restated)

Warrants for the purchase of 171,250 shares of	12/19/2003	-	-	-	-	2.50-5.00	-	-	-	-	-	101,420	-	-	101,420
common stock - convertible notes (restated)

Reallocation of proceeds related to warrants issued for the
purchase of common stock - convertible notes (restated)		-	-	-	-	-	-	-	-	-	(47,950)	47,950	-	-	-

Common stock issued pursuant to the acquisition	12/19/2003	587,000	-	-	-	3.85	587	-	-	-	2,259,363	-	-		2,259,950
of Difference Engines

Common stock issued pursuant to a placement agent	12/23/2003	25,000	-	-	-	3.75	25	-	-	-	93,725	-	-		93,750
agreement

Warrants for the purchase of 250,000 shares of	12/31/2003	-	-	-	-	1.00	-	-	-	-	-	709,802	-	-	709,802
common stock

Reclassification of warrants to derivative liabilities (Restated)		-	-	-	-	-	-	-	-	-	-	(1,131,415)	-	-	(1,131,415)

Reclassification of common stock issued with redemption		-	-	-	-	-	-	-	-	-	(2,044,228)	-	-	-	(2,044,228)
rights to long-term liabilities (Restated)

Remeasurement of stock issued pursuant to consulting		-	-	-	-	-	-	-	-	-	8,951,582	-	(8,951,582)	-	-
agreements

Amortization of deferred compensation expense		-	-	-	-	-	-	-	-	-	-	-	2,907,440	-	2,907,440

Net Loss		-	-	-	-	-	-	-	-	-	-	-	-	(6,581,746)	(6,581,746)

Balance, December 31, 2003 (Restated)		13,523,500	5,527	1,303	545		$ 13,524	$ 1,105	$ 261	$ 109	$18,992,137	$ -	$(13,873,418)	$(6,682,974)	$(1,549,256)

See notes to restated consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. and SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Restated Year Ended December 31, 2003	RJL Marketing Services, Inc. Year Ended December 31, 2002	Restated Period from Inception through December 31, 2003
Cash flows from operating activities:
Net loss	$ (6,581,647)	$ (101,228)	$ (6,682,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,734	-	26,734
Stock-based compensation	4,277,242	-	4,277,242
Amortization of bridge note discounts	77,630	-	77,630
Impairment of licenses	140,000	-	140,000
Changes in:
Prepaids	(200)	-	(200)
Deposits	(7,900)	-	(7,900)
Accounts payable	182,480	23,473	205,953
Accrued payroll	527,076	77,844	604,920
Net cash used in operating activities	(1,358,585)	89	(1,358,496)

Cash flows from investing activities:
Purchase of equipment	(37,170)	-	(37,170)
Purchase of licenses	(140,000)	-	(140,000)
Deposit on nonbinding investment	(150,000)	-	(150,000)
Acquisition of software	(25,000)	-	(25,000)
Net cash used in investing activities	(352,170)	-	(352,170)

Cash flows from financing activities:
Proceeds from issuance of common stock	500,000	-	500,000
Proceeds from issuance of preferred stock	829,895	-	829,895
Proceeds from convertible bridge notes	700,000	-	700,000
Net cash provided by financing activities	2,029,895	-	2,029,895

Net change in cash	319,140	89	319,229

Cash at the beginning of the period	89	-	-

Cash at the end of the period	$ 319,229	$ 89	$ 319,229

Supplemental schedule of cash flow information:
Cash paid for interest	$ 3,000	$ -	$ 3,000
Common stock issued to founders	$ 4,604	$ 908	$ 5,512
Class A preferred stock issued to founders	$ 819	$ -	$ 819
Common stock issued:
In acquisition of software	$ 2,259,950	$ -	$ 2,259,950
Pursuant to placement agent agreement	$ 93,750	$ -	$ 93,750
Note forgiven in acquisition of software	$ 25,000	$ -	$ 25,000
Warrants issued to agents for preferred stock offering	$ 25,139	$ -	$ 25,139
Warrants issued to agent for convertible notes	$ 250,789	$ -	$ 250,789
Warrants issued as settlement of placement agreement	$ 709,803	$ -	$ 709,803
Warrants issued for Alliance Partner Agreement	$ 145,684	$ -	$ 145,684
Reclassification of common stock subject to repurchase	$ 2,044,228	$ -	$ 2,044,228
Discount on issuance of convertible notes payable	$ 202,841	$ -	$ 202,841

See notes to restated consolidated financial statements.

NOTES TO THE RESTATED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

Guardian designs, develops and delivers sophisticated imaging technologies and advanced intelligent reasoning solutions that can radically improve the quality and velocity of decision-making, organizational productivity and efficiency of cognitive labor intensive processes.  The Company has developed application products and software that can be used to extract knowledge from all informational sources (data + text + images + sounds + symbols) within the same engine, but as there were no significant revenues for the periods ended December 31, 2003, the Company is considered a development stage company.

The Company plans to market its products and services to two primary markets:  the U.S. government and the life sciences industry.  As opportunities present themselves in other vertical markets, the Company will assess the size of the opportunity, the resources required to successfully complete the opportunity, and the ongoing market for the developed technology or solution.  Our technology solutions provide our clients with the ability to extract knowledge from any source of information whether structured or unstructured – text, data, images, sounds and symbols.  Our business model is predicated on meeting client expectations, managing client relationships, and providing comprehensive solutions to meet client IT needs.

RJL Reverse Acquisition of Guardian

On June 26, 2003, Guardian completed a reverse acquisition of RJL Marketing Services, Inc.  Although Guardian is the legal acquirer in the acquisition, and remains the registrant with the SEC, under generally accepted accounting principles, the acquisition was accounted for as a reverse acquisition, whereby RJL is considered the “accounting acquirer” of Guardian for financial reporting purposes.  The following factors contribute to that finding:  (i) RJL’s shareholders controlled more than 50% of the post acquisition combined entity, (ii) the management of the Company, after the acquisition, was that of RJL, (iii) Guardian had no assets or liabilities as of the transaction date, and (iv) the continuing operations of the business are those of RJL.  In addition, the Company presents in all financial statements and other public information filings, from the date of completion of the acquisition, prior historical financial statements and information of RJL.  It also reflects a retroactive restatement of RJL’s historical stockholders’ equity to reflect the equivalent number of shares of common stock received in the acquisition.  As a result of the reverse acquisition, the Company issued 2,150,000 shares of common stock to the former shareholders of Guardian.

Immediately prior to the closing of the reverse acquisition, and effective as of June 23, 2003, the Company assigned all of its pre-closing assets and liabilities to a newly formed subsidiary, Black Mountain Holdings, Inc. (“BMH”).  All of the shares of BMH, owned by the Company will be spun off to the Company’s shareholders, pro rata, in the nature of a stock dividend distribution.  Shareholders of the Company entitled to participate in the spin-off distribution received one share of BMH for each share of the Company that they held as of the record date.  The Company established June 23, 2003, as the record date for the spin-off.  As RJL is considered the accounting acquirer, and as these transactions took place prior to the reverse acquisition by RJL, these transactions are not presented in Guardian’s historical financial statements.

Financial Condition and Going Concern Considerations

Guardian has incurred operating losses since inception of $6,682,875 and has a net working capital deficiency of $2,197,649 at December 31, 2003.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet financial requirements, raise additional capital, and the success of future operations.

The Company plans to raise cash to fund its operations and pay outstanding obligations from credit facilities or the sale of its securities in the future.  In addition, the Company intends to continue its policy of paying significant portions of compensation with its common stock.  Nonetheless, there can be no guarantee that the Company will be able to raise cash on terms it finds acceptable in the circumstances, or maintain its current workforce through any of these plans.

The Company’s ability to continue as a going concern and meet its obligations as they come due is dependent upon its ability to raise sufficient cash as discussed above.  The existing cash balance, at December 31, 2003, funded operations through the first draw of financing proceeds from the private placement agreement.  The Company, in March 2003, entered into a placement agent agreement with Berthel Fisher & Company to offer a private placement financing with no minimum and a maximum of $8,000,000.  To date, the Company has received financing totaling $346,354 and management expects that the entire $8,000,000 will be raised prior to the ninety day expiration of the placement agent agreement.  The Company anticipates it will require at least $1,300,000 to $2,000,000 over the next twelve months to complete the research, development and other steps needed to achieve commercially viable product sales.  The Company also anticipates it will need to maintain the current workforce to achieve commercially viable sales levels.  There can be no guarantee that these needs will be met or that sufficient cash will be raised to permit operations to continue.  Should the Company be unable to raise sufficient cash to continue operations at a level necessary to achieve commercially viable sales levels, the liquidation value of the Company’s noncurrent assets may be substantially less than the balances reflected in the financial statements and the Company may be unable to pay its creditors.

Common Stock

All common stock amounts have been retroactively adjusted to reflect the conversion ratio of 605.3:1 in the reverse merger transaction.

Development Stage Company

The Company is a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises.  The Company is considered a development stage entity because it is devoting substantially all of its efforts to establishing its planned principal operations.

Other Long-Term Assets

The Company has paid fees (in cash and common stock) in connection with a placement agent agreement to raise equity capital for the Company.  These costs have been deferred and will be offset against the proceeds of the capital raised, when completed.  Costs incurred in connection with the Alliance Partner Agreement with Telinks have also been deferred, and will be amortized on the units-of-revenue method once revenues are generated under that agreement.

NOTE 2.  RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements for 2003 (the Restatement), and certain disclosures in notes to the consolidated financial statements have been restated to reflect the Restatement adjustments.  In the Restatement, the Company has:

Reclassified from Permanent Equity to Temporary Equity the Contractual Redemption Value of Common Shares Issued in Conjunction with an Asset Acquisition Agreement that Contained Redemption Rights

Under the terms of an Asset Purchase Agreement, Guardian issued 587,000 shares of its common stock as consideration for the purchase of the intellectual property (IP) from Difference Engines Corporation.  The 587,000 shares of common stock are subject to a two (2) year lock up.  Upon expiration of the two (2) year lock up period, in the event that the shares are not eligible for resale under “Rule 144” and have not been registered under the Securities Act, the holder of the shares may demand redemption of the shares.  The redemption price is to be calculated on the basis of the average of the closing bid and asked prices of Guardian’s common stock for the twenty (20) consecutive business days ending on the day prior to the date of the exercise of the holder’s right of redemption.  Under SEC Accounting Series Release (“ASR”) 268, “Presentation in Financial Statements of ‘Preferred Redeemable Stock’,” such freestanding financial instruments are to be classified as temporary equity and measured at the estimated fair value of the redemption right.  The Company calculated the contractual redemption value of the common stock issued in the Difference Engines asset purchase and reclassified from permanent equity to temporary equity the contractual redemption value of $2,044,228.

Reclassified from Permanent Equity to Derivative Liabilities, Warrants Issued to a Placement Agent and Convertible Note Holders and Others, Resulting from Insufficient Authorized and Unissued Shares of Common Stock

During the year ended December 31, 2003, the Company issued to its placement agent, to the note holders, and to other service providers, warrants for the purchase of common stock. At December 31, 2003, the Company did not have sufficient authorized and unissued shares of common stock to satisfy all of its outstanding conversion requirements.  Paragraph 20 of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” requires that a company have sufficient authorized and unissued shares available to settle contracts after considering all other commitments that may require the issuance of stock during the maximum period the derivative contract could remain outstanding in order to classify the derivative contract as equity.  Sufficient shares were not available until February 13, 2004.  Accordingly, the Company has calculated the fair value of each derivative instrument, $1,131,415, and recorded this value as a derivative liability on the consolidated balance sheet.

Revalued the Components of a Convertible Debt Instrument that Contained an Embedded Derivative

During December 2003, the Company entered into a series of purchase agreements under which convertible promissory notes in the aggregate amount of $700,000 and warrants to purchase 311,250 shares of common stock were issued.  The notes bore interest at 10% and were repayable sixty days after the date of issuance (maturity date).  The outstanding principal and interest are convertible into equity securities based on the terms of a future financing.   Absent a future financing, the outstanding principal and interest are convertible into equity securities at a price of $1.50 per share.  The Company analyzed the transaction and the associated embedded conversion features and determined that all three criteria for bifurcating an embedded conversion feature, and measuring at fair value, as detailed in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” have been met.  Based on this finding the Company has bifurcated the components of the hybrid instrument (the convertible debt) into: (1) the host contract (an interest-bearing note) and (2) the embedded derivative (a put option on the Company’s stock).  SFAS 133 requires that a bifurcated embedded derivative be separated from the host contract and measured at fair value.  The Company estimated the fair value of the host contract by subtracting the fair value of the embedded put option from the fair value of the convertible note.   The Company increased interest expense by $57,212 and allocated the fair value of the hybrid instrument ($700,000) as follows: (1) $202,841 to the host contract and (2) $497,159 to derivative liability – embedded conversion feature.

Reclassification of Stock-Based Compensation to Selling, General & Administrative

The previously reported statements of operations segregated stock-based compensation expense from selling, general and administrative expense.  With this Restatement, the Company added the stock-based compensation expense of $4,277,242 to selling, general and administrative expense for presentation purposes.

Reclassification of Depreciation Expense to Selling, General & Administrative

The previously reported statements of operations segregated depreciation expense from selling, general and administrative expense.  With this Restatement, the Company added the depreciation expense of $26,734 to selling, general and administrative expense for presentation purposes.

Reclassification of Equipment to Purchased Software, Net

The previously reported balance sheet presented the value of purchased software within the caption, Equipment, net.  With this Restatement the Company has separated out purchased software, net and reported the value, $2,260,381, under its own caption.

The following table presents the effect of the Restatement on the consolidated financial statements for December 31, 2003.  No restatements were required for the consolidated balance sheet for December 31, 2002, or for the period from inception (October 2, 2002) to December 31, 2002.

	AS PREVIOUSLY REPORTED			RESTATED
	DECEMBER 31, 2003	RESTATEMENT ADJUSTMENT		DECEMBER 31, 2003

CONSOLIDATED BALANCE SHEETS
OTHER CURRENT ASSETS	$100	$(100)		$-
NONCURRENT ASSETS
EQUIPMENT, NET	2,295,386	(2,260,381)		35,005
PURCHASED SOFTWARE, NET	-	2,260,381		2,260,381
TOTAL ASSETS	3,012,249	(100)		3,012,149

CURRENT LIABILITIES
ACCRUED EXPENSES	605,020	(100)		604,920
ACCRUED INTEREST EXPENSE	-	19,917		19,917
NOTES PAYABLE LESS DISCOUNTS	569,618	(511,905)		57,713
DERIVATIVE LIABILITIES - EMBEDDED CONVERSION FEATURE	-	497,159		497,159
DERIVATIVE LIABILITIES - STOCK PURCHASE WARRANTS	-	1,131,415		1,131,415
TOTAL CURRENT LIABILITIES	1,380,591	1,136,486		2,517,077

COMMON SHARES SUBJECT TO REPURCHASE; STATED AT ESTIMATED REDEMPTION VALUE; 587,000 SHARES ISSUED AND OUTSTANDING IN 2003	-	2,044,228		2,044,228

CONSOLIDATED STATEMENTS OF OPERATIONS
OPERATING EXPENSES:
SELLING, GENERAL AND ADMINISTRATIVE	$2,197,042	$4,303,976		$6,501,018
DEPRECIATION	26,734	(26,734)		-
AMORTIZATION OF STOCK COMPENSATION	4,277,242	(4,277,242)		-
TOTAL OPERATING EXPENSES	6,501,018	-		6,501,018

INTEREST EXPENSE	23,417	57,212		80,629
NET LOSS	$(6,524,435)	$(57,212)		$(6,581,647)
EARNINGS PER SHARE - BASIC AND DILUTED	$(0.78)	$(0.01)		$(0.79)

CONSOLIDATED STATEMENTS OF CASH FLOW
OPERATING ACTIVITIES:
NET LOSS	$(6,524,435)	$(57,212)	$-	$(6,581,647)
ADJUSTMENT TO RECONCILE NET LOSS - BRIDGE NOTE DISCOUNTS	20,417	57,212		77,629

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
STOCK WARRANTS OUTSTANDING	$1,031,424	$(1,031,424)		$-
ADDITIONAL PAID-IN CAPITAL	21,084,315	(2,092,178)		18,992,137
DEFICIT ACCUMULATED	(6,625,663)	(57,212)		(6,682,875)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Guardian Technologies International, Inc. (“Guardian” or “Company”) and its wholly owned subsidiary, RJL Marketing Services, Inc. (“RJL”).  On June 26, 2003, pursuant to the terms of an Amended and Restated Agreement and Plan of Reorganization (“Plan”), Guardian acquired all of the outstanding capital stock of RJL in exchange for the issuance of shares of common stock and shares of preferred stock.  All significant intercompany balances and transactions are eliminated in consolidation.

The Company reclassified certain items in the accompanying 2002 Financial Statements in order to be comparable with the current classifications.  These classifications had no effect on the previously reported net loss.

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

Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates market, and consists of noninterest bearing accounts at a bank.  Balances may periodically exceed Federal insurance limits.  The Company does not consider this to be a significant risk.

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

Research and Development

Research and development costs incurred in connection with the development of software products that are intended for sale are accounted for in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  Costs incurred prior to technological feasibility being established for the product are expensed as incurred.  Technological feasibility is established upon completion of a detail program design or, in the absence of a detail program design, completion of a working model.  Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value, unless a high-risk development issue exists  Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.  Amortization commences when the product is available for general release to customers, and high-risk development issues are addressed.  During the year ended December 31, 2003, Guardian expensed all research and development costs.

Issuance of Stock for Non-Cash Consideration

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", defines a fair value-based method of accounting for stock options and other equity instruments.  This method measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.  Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services” (“EITF 96-18”), establishes the measurement principles for transactions in which equity instruments are issued in exchange for the receipt of goods or services.  The Company has relied upon the guidance provided under Issue 3 of EITF 96-18 to determine the measurement date and the fair value remeasurement principles to be applied.  The Company determined that the unamortized portion of the stock compensation could be remeasured on each interim reporting date and proportionately amortized to stock-based compensation expense for the succeeding interim reporting periods.

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

	Restated Year Ended December 31, 2003	Restated From Inception (October 2, 2002) to December 31, 2003
Net loss as reported	$(6,581,647)	$(6,682,875)
Add: stock-based employee compensation expense included in reported net loss	1,285,944	1,285,944
Deduct: stock-based employee compensation expense determined under the fair value based method for all awards	(685,451)	(685,451)
Pro forma net loss	$(5,981,154)	$(6,082,382)

Net loss per common share
As reported: basic and diluted	$(0.79)	$(0.90)
Pro forma: basic and diluted	$(0.72)	$(0.82)

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

Recent Accounting Pronouncements

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”).  SFAS 148 provides alternative methods of transition for a voluntary change to the fair market value method of accounting for stock-based employee compensation as required by SFAS 123.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.  The adoption of the disclosure only requirements of SFAS 148 did not have a significant impact on the Company’s financial statements.

In December 2003, the FASB issued Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”).  FIN 46 clarifies existing accounting for whether variable interest entities should be consolidated in financial statements based upon the investee’s ability to finance activities without additional financial support and whether investors possess characteristics of a controlling financial interest.  FIN 46 applies to years or interim periods beginning after January 31, 2003.  This pronouncement is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement 133.  This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  This pronouncement is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement affects the classification, measurement and disclosure requirements of certain freestanding financial instruments, including mandatorily redeemable shares.  SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company for the third quarter of Fiscal 2003.  This pronouncement is not expected to have a material impact on the Company’s financial position or results of operations.

Segment Information

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in annual financial statements.  It also establishes standards for related disclosures about products, services, geographical areas and major customers.  Guardian currently operates in a single business segment related to business intelligence modeling software and services for imaging.  Through December 31, 2003, the Company has no customers and all of its activities have been concentrated in the Washington, DC metropolitan area.

NOTE 4.  FINANCING ARRANGEMENTS

Beginning December 8, 2003, and concluding December 19, 2003, the Company entered into a series of purchase agreements with eight individuals under which convertible promissory notes in the aggregate amount of $700,000 and warrants to purchase 311,250 shares of our common stock were issued.  200,000 of the warrants are exercisable during the eighteen (18) month period commencing on the date of issuance at a price of $2.50 per share.  The remaining warrants are exercisable as follows: (i) 80,000 warrants exercisable during the twenty-four (24) month period commencing on the date of issuance at a price of $2.50 per share, and (ii) 31,250 warrants exercisable during the sixty (60) month period commencing on the date of issuance at a price of $5.00 per share.  The proceeds of the sale of the notes were used by the Company for working capital purposes.  The notes bore interest at 10% per annum and were repayable sixty days after the date of issuance of the notes (maturity date).  The warrants contain certain anti-dilution provisions in the event of a stock dividend, subdivision or our capital stock, capital reorganization, consolidation or merger of Guardian.  The warrants also contain piggy back registration rights.  The unpaid notes and interest, which were extended for 120 days beyond the maturity date, bore interest at the rate of 18% per annum.  The face amount of the notes was reduced by the relative fair value of the warrants of $202,841 as described above.  This discount was amortized to interest expense over the 60 day term of the notes.  The bridge notes matured during February 2004 and were extended by the note holders for an additional 120 days.  In consideration of the extension of the maturity date of the bridge notes, the Company issued each note holder an additional warrant, on the same terms and conditions as the original warrants, for each of the original 311,250 warrants.  On April 28, 2004, all holders of the convertible bridge financing notes elected to convert their outstanding principal and accrued interest into equity, on the same terms and conditions as a contemporaneous private placement.  At that time, the note holders converted $700,000 in outstanding principal and $99,185 of accrued interest into 499,480 shares of Guardian common stock (converted at $1.60 per share) and 124,870 stock purchase warrants ($2.65 per share expiring twenty-four [24] months from date of issue).

For the year ended December 31, 2003, the Company analyzed the provisions of the convertible note host contracts.  Because the convertible notes contain variable payment terms (at inception the number of shares and/or the equivalent cash settlement were not fixed), and as a result of the Company not having sufficient authorized and unissued shares of common stock to settle the contracts (after considering all other commitments that may require the issuance of stock during the maximum period the convertible note contracts could remain outstanding), the note contracts do not qualify as conventional convertible debt, and the Company has concluded that the convertible note contracts should be analyzed under the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and embedded derivative features should be bifurcated and separately measured at fair value.

The fair value of the embedded conversion option was determined using the Black-Scholes method for valuing options, but was limited to the proceeds from the note, after allocation to freestanding warrants based on the estimated relative fair value of the notes and freestanding warrants to total proceeds or $700,000.  Therefore, as more fully explained in Note 2, the fair value of the embedded conversion option was approximately $497,000 as of December 31, 2003, and was recorded as a derivative liability.

NOTE 5.  PROPERTY AND EQUIPMENT

As of December 31, 2003, a summary of property and equipment (Restated) and the estimated useful lives used in the computation of depreciation is as follows:

	Estimated
	Useful Life
	(Years)	As Previously Reported	Restatements	As Restated

Computer equipment	3	$37,170	$-	$37,170

Software	3	2,284,950	(2,284,950)	-

Less: accumulated depreciation and amortization		26,734	(24,569)	2,165

Equipment, net		$2,295,386	$(2,260,381)	$35,005

As part of the Restatement, purchased software was reclassified from Equipment, net to Purchased software, net and included under the balance sheet heading Other assets.

The Company also acquired license rights for $140,000 during 2003, which were determined to be impaired at December 31, 2003.

NOTE 6.  ACQUISITIONS

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

Wise Systems, LTD.

On December 3, 2003, we entered into a non-binding letter of intent to acquire Wise Systems Ltd., a developer of radiology information systems with principal offices in the United Kingdom.  The letter of intent is subject to customary conditions, including performance of due diligence, negotiation of definitive agreements, and receipt by us of audited financial statements for Wise Systems, obtaining regulatory approval for the transaction, and other customary conditions and may be terminated at any time without liability to either party.  The letter of intent provides for the payment of the purchase price of approximately $2,600,000 in a combination of cash and stock.    Also, the letter of intent provides for the payment of a two year earn-out to the sellers, which may be paid in cash or common stock of Guardian, at Wise Systems’ option.  An earnest money deposit of $150,000 was paid by Guardian to Wise Systems upon execution of the letter of intent and is reported on the consolidated balance sheet under the heading – Deposits.   It also provided that should the purchase not close for any reason, Wise would enter into a non-exclusive OEM agreement with Guardian, on “most-favored client” terms, allowing Guardian to sell and customize its products in the US.

NOTE 7.  INCOME TAXES

There is no benefit or provision from income taxes reflected in the accompanying financial statements.  Reconciliation between the provision for income taxes computed by applying the statutory Federal income tax rate and the provision for income taxes is as follows:

YEAR ENDED DECEMBER 31	2003		2002

Federal benefit at statutory rate	$ (2,237,760)	34%	$ (34,417)	34%
Increase (decrease) due to:
State benefits, net of federal benefits	(260,633)	4%	(4,009)	4%
Difference in valuation stock based compensation	345,128	-5%	0	0%
Stock option exercises	488,144	-8%	0	0%
Other	11,207	0%	44	0%
Valuation allowance	1,653,914	-25%	38,382	-38%
Provision for income taxes	$ -	0%	$ -	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s net deferred tax assets as of December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets:
Accrued salaries	$ 235,322	$ 29,550
Depreciation and amortization	6,130	-
Other	-	8,282
Net operating loss carryforwards, not yet utilized	1,450,845	550
Total deferred tax assets	1,692,297	38,382
Valuation allowance for deferred tax assets	(1,692,297)	(38,382)
Net deferred tax assets	$ -	$ -

For income tax purposes, the Company has a net operating loss carryforward of approximately $3,822,037 at December 31, 2003 that, subject to applicable limitations, may be applied against future taxable income.  If not utilized, the net US operating loss carryforward will begin to expire in 2023.

NOTE 8.  STOCKHOLDERS’ EQUITY

Each transaction affecting stockholders’ equity is shown in the statement of stockholders’ equity, along with its purpose and amount.  Fair value is determined by reference to the price the stock traded at on the measurement date, which may not be the date the equity instrument was issued.  Stock options included in stockholders’ equity reflect only those issued at an exercise price which was less than fair value (as defined above).  In the case of stock grants, fair value is set at the measurement date, which in the case of employees, is the date of binding commitment.  In the case of outside consultants, the measurement date is the date at which their performance is complete.  This total cost is first reflected as deferred compensation in stockholders’ equity (deficit) and then amortized to compensation expense on a straight-line basis over the period over which the services are performed.  When the measurement date is not the date of grant, the total cost is remeasured at the end of each reporting period based on the estimated fair value on that date, and the amortization is adjusted.

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

Preferred Stock – The Company has the authority to issue 1,000,000 shares of preferred stock.  The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares.

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

The Company designated an aggregate of 1,170 shares of our preferred stock as Series B Convertible Preferred Stock, $0.20 par value per share (“Preferred B”).  Holders of Preferred B shares are not entitled to receive dividends, to vote their shares (except as required by Delaware law), or to any preemptive rights.  Holders are entitled to a liquidation preference of $0.20 per share and an automatic conversion of each Preferred B share into 1,000 shares of common stock (subject to certain anti-dilution adjustments) upon the Company obtaining shareholder approval for an increase in the number of common shares authorized.  Shares of Preferred B are not otherwise convertible.  At the date of the reverse acquisition all of the Preferred B shares had been committed to consultants.  The Company issued the Preferred B shares as follows:  (i) 690 shares for investor relations services, and (ii) 480 shares for marketing and sales initiatives within the life sciences market.  These shares were converted to common stock effective February 13, 2004.

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

During December 2003, the Company issued an aggregate of 311,250 warrants to purchase common stock in connection with the issuance of our bridge notes.  The warrants are exercisable at prices ranging from $2.50 to $5.00 per share for a period ranging from eighteen (18) months to five (5) years from the issue date.  The warrants contain certain anti-dilution provisions in the event of a stock dividend, subdivision or our capital stock, capital reorganization, consolidation or merger of Guardian.  The warrants also contain piggy back registration rights.  The bridge notes matured during February 2004 and were extended by the note holders for an additional 120 days.  In consideration of the extension of the maturity date of the bridge notes, the Company issued each note holder an additional warrant, on the same terms and conditions as the original warrants, for each of the original 311,250 warrants.

In October 2003, the Company entered into a placement agent agreement with another investment bank.  Management believed the investment bank failed in its obligations under the agreement.  On March 16, 2004, the Company negotiated a termination of this placement agent agreement and compensated the investment bank through the issuance of 250,000 two-year warrants to purchase common stock at a price of $1.00 per share, the value of which was charged to operations in the year ended December 31, 2003.  The investment bank maintains its cashless exercise provision and piggyback registration rights as afforded under the terms of the placement agent agreement.  On March 17, 2004, the investment bank exercised its cashless exercise provision and the Company issued 197,368 shares of Rule 144 restricted common stock to the investment bank.

On September 18, 2003, the Company entered into an Alliance Partner Agreement with Telinks Canada Ltd. (“Telinks”) to jointly provide a broad range of intelligent systems solutions to the existing and future clients of Telinks and Telinks’ affiliated companies.  The Alliance Partner Agreement provides Guardian with a minimum guarantee of $2 million in revenues.  In exchange for the revenue guarantee, Telinks receives commissions at a rate of five (5%) percent of the gross Guardian revenue from Telinks’ clients in excess of $2 million.  In addition, the sole owner of Telinks was granted a warrant to acquire 200,000 shares of common stock at an exercise price of $2.00 per share.  The warrants expire September 16, 2005.

2003 Stock Incentive Plan - On August 29, 2003, our Board of Directors adopted our 2003 Stock Incentive Plan and amended and restated the plan on December 2, 2003 (“Plan”).  On February 13, 2004, the stockholders approved the Plan and an increase in the authorized number of shares of common stock to 200,000,000.  Under the Plan, Guardian may issue options that will result in the issuance of up to an aggregate of 30,000,000 shares of Guardian common stock.  The Board of Directors recommended that the Company submit the Plan to the stockholders for their approval. The amended and restated Plan was approved by the stockholders on February 13, 2004.  As of the date of this report, the Company has not issued any options under the Plan.

The Company has issued stock options outside the 2003 Plan.  Stock option activity is as follows:

Outstanding, January 1, 2003	-
Issued ($0.36 to $1.25 per share)	2,080,000
Exercised	-
Cancelled	-
Outstanding December 31, 2003	2,080,000

Vested and exercisable at December 31, 2003 (average price of $0.45 per share)	1,130,000
Vesting in 2004	947,500
Vesting in 2005	2,500
Vesting in 2006	-
Vesting in 2007	-
2,080,000

Common Shares Reserved – At December 31, 2003, shares of common stock reserved for future issuance were as follows:

Outstanding stock options	2,080,000
Stock options available for grant	27,920,000
Warrants to purchase common stock	783,050
Warrants issued February 2004 to bridge note holders	311,250
31,094,300

NOTE 9.  RELATED PARTY TRANSACTIONS

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

On May 19, 2003, RJL entered into a consulting agreement with Mr. Tobin pursuant to which Mr. Tobin agreed to provide consulting services in connection with strategic selling related to the Company’s business, marketing and market development in the bio-medical industry in North America and Europe, business continuity, finance and accounting.  The consulting agreement is for a term that ends on May 1, 2005, and may be terminated by Guardian in the event a material misrepresentation by Mr. Tobin or the commencement of any action by the SEC against Mr. Tobin or any entity owned or controlled by Mr. Tobin; or by either party on not less than 30 days prior written notice.  As compensation for his services under the agreement, Mr. Tobin is entitled to receive an aggregate of 1,820,000 shares of common stock, 1,430 shares of Series A Convertible Preferred Stock, and 480 shares of Series B Convertible Preferred Stock of Guardian.  The shares of Series B Convertible Preferred Stock were issued to Mr. Tobin during August 2003 and the shares of Common Stock and Series A Convertible Preferred Stock were issued on November 19, 2003.  On February 13, 2004, Mr. Tobin’s Series B preferred holdings were converted into 480,000 shares of Common Stock, and on November 23, 2004, the Series A preferred holdings were converted into 1,430,000 shares of Common Stock.

Effective October 23, 2003, RJL entered into a three-year employment agreement with Mr. Dishaw.

Effective as of January 1, 2003, RJL entered into a three-year employment agreement with Mr. Trudnak.  Under the employment agreement, as amended, Mr. Trudnak is entitled to receive 400,000 shares of common stock as additional compensation for his services under the agreement.

Upon the closing of the Reverse Acquisition and effective June 26, 2003, the Company issued to Mr. Dishaw 2,945,500 shares of common stock and 2,212 shares of Series A Convertible Preferred Stock and issued to Mr. Trudnak 2,566,000 shares of common stock and 1,885 shares of Series A Convertible Preferred Stock, in exchange for all of their stock in RJL.  Also effective as of June 26, 2003, Mr. Trudnak purchased 400,000 shares of common stock for cash consideration of $200,000 in a private placement conducted by the Company.

On July 30, 2003, Guardian entered into a consulting agreement with Mr. Moorer, the former President and Chief Financial Officer of Guardian to provide consulting services in connection with, among other things, business continuity, finance and accounting, strategic planning, market development, and related services.  The agreement terminates on July 1, 2004, unless sooner terminated by the parties by mutual agreement, upon thirty (30) days notice and in certain other events.  As compensation for such services, Guardian issued 150,000 shares of common stock to Mr. Moore.

On October 23, 2003, Guardian entered into an agreement with Difference Engines Corporation, a Maryland corporation, pursuant to which Guardian agreed to purchase certain intellectual property owned by Difference Engines, including certain compression software technology.   Mr. Walter Ludwig, a Company director, is the president, a director, and a principal of Difference Engines.  The transaction closed on December 19, 2003 (see Note 6).