Form 10KSB/A
period 2004-12-31
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2006-09-01
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Amendment No. 2)

[X]

Annual  Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934.  For the fiscal year ended December 31, 2004.

[  ]

Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934.

For the transition period from _________ to __________

Commission File No. 0-28238

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

(Name of small business issuer as specified in its charter)

Delaware	54-1521616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

516 Herndon Parkway, Suite A   Herndon, VA  20170
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

                  Yes [  ]  No [X ]

The registrant’s revenues for its most recent fiscal year were $100,988.

The aggregate value of the voting common equity held by non-affiliates as of March 24, 2005, based upon the closing price of the Common Stock on March 28, 2005, as reported on the Nasdaq OTC Bulletin Board, was approximately $34,856,370.

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 15, 2005:  28,555,956.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-KSB/A (this “Amendment”) amends our Annual Report on Form 10-KSB for the year ended December 31, 2004, filed on May 13, 2005, as subsequently amended on May 16, 2005 (“2004 Form 10-KSB”).  Guardian Technologies International, Inc. (the “Company”), has filed this Amendment to give effect to the restatement of its consolidated financial statements for the years ended December 31, 2004 and 2003 (the “Restatement”).  Management’s decision, with the concurrence of the Audit Committee of the Company’s Board of Directors, to effect the Restatement was made in response to comments received from the staff of the Securities and Exchange Commission (the “SEC”) as part of the staff’s periodic review of our filings, as well as following consultation with our former independent registered public accountants, Aronson & Company, and our current independent registered public accountants, Goodman & Company, L.L.P.  Our consolidated financial statements for the years ended December 31, 2004 and 2003, have been re-audited by our current independent registered public accountants, Goodman & Company, L.L.P.

As discussed in more detail in Note 2 of the notes to the consolidated financial statements, we are restating our consolidated financial statements for the years ended December 31, 2004 and 2003, to give effect to certain adjustments to correct the way we apply certain accounting principles to convertible financial instruments (common stock purchase warrants and convertible notes) and equity instruments with certain redemption rights issued by the Company; the revaluation of certain stock purchase warrants to estimated fair value; and to reclassify certain stock-based compensation expenses to selling, general and administrative expense.  Certain embedded derivative instruments within agreements we entered into related to our convertible note financing require bifurcation and separate valuation under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  The application of SFAS 133 requires certain derivative instruments to be bifurcated and resulted in a restatement to the Company’s consolidated financial statements to properly reflect such convertible debt and embedded conversion features.  Further, we have reclassified and valued, based on the contractual redemption value, shares of our common stock issued as compensation pursuant to an asset purchase agreement, from permanent equity to temporary equity.  These restatements affected changes in all of the consolidated financial statements.  The notes to the consolidated financial statements, particularly Note 4 – Financing Arrangements, and Note 6 – Acquisitions, have been restated to describe the embedded derivative instruments and the effects of certain redemption rights on the treatment of common stock issued as compensation for an asset purchase.

We are also herein amending certain disclosures in Part II, Item 6. Management’s Discussion and Analysis of Financial Condition or Plan of Operations, in Item 7. Financial Statements, in Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure, and in Item 8A. Controls and Procedures.

In addition, Part III, Item 13 is hereby amended to include certifications of the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment.

This Amendment continues to speak as of the date of our 2004 Form 10-KSB.  Except as set forth above, this Amendment does not update the disclosures affected by subsequent events.  Accordingly, you should read this Amendment together with amendments to our reports covering subsequent periods, as well as other documents we have filed with the SEC.  The filing of this Amendment is not a representation that any statements contained in the 2004 Form 10-KSB, or this Amendment are true and complete as of any date subsequent to the date of the 2004 Form 10-KSB.  The filing of this Amendment shall not be deemed an admission that the 2004 Form 10-KSB, when made, contained any untrue statement of material fact or omitted to state a material fact necessary in order to make the statements made therein, in the light of the circumstances under which they were made, not misleading.

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

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. and SUBSIDIARIES

TABLE OF CONTENTS

EXPLANATORY NOTE

3

PART I

6

PART I

6

ITEM 1.  DESCRIPTION OF BUSINESS

6

ITEM 2.  DESCRIPTION OF PROPERTY

22

ITEM 3.  LEGAL PROCEEDINGS

22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

23

PART II

23

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES  23

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

24

ITEM 7.  FINANCIAL STATEMENTS

37

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

37

ITEM 8A.   CONTROLS AND PROCEDURES

39

ITEM 8B.   OTHER INFORMATION

40

PART III

40

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

40

ITEM 10.  EXECUTIVE COMPENSATION

43

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  47

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

48

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

50

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

53

SIGNATURES

55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

56

Consolidated Balance Sheet

57

Consolidated Statements of Operations

58

Consolidated Statements of Stockholders’ Deficit and Comprehensive Loss

59

Consolidated Statements of Cash Flows

61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

63

NOTE 1.  BASIS OF PRESENTATION

63

NOTE 2.  RESTATEMENT OF FINANCIAL STATEMENTS

64

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES

67

NOTE 4.  FINANCING ARRANGEMENTS

72

NOTE 5.  PROPERTY AND EQUIPMENT

73

NOTE 6.  ACQUISITIONS

73

NOTE 7.  STOCKHOLDERS’ EQUITY

75

NOTE 8.  GOODWILL AND INTANGIBLE ASSETS

81

NOTE 9.  INCOME TAXES

82

NOTE 10.  CONTINGENCIES

82

NOTE 11.  EMPLOYMENT AGREEMENTS

83

NOTE 12.  RELATED PARTY TRANSACTIONS

84

NOTE 13.  OPERATING LEASES

86

NOTE 14.  SUBSEQUENT EVENT

86

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

The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

SUMMARY OF ASSETS ACQUIRED AND LIABILITIES ASSUMED
Cash	$ 609
Accounts receivable	89,513
Other current assets	725
Equipment, net	55,225
Goodwill	119,191
Intangible assets, net	2,264,630
Total assets acquired	$ 2,529,893
Accounts payable	$ 299,501
Total liabilities assumed	299,501
Net assets acquired	2,230,392
Less cash acquired	609
Net cash paid, including $150,000 deposit	$ 2,229,783

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

Under the terms of the agreement, Guardian issued 587,000 shares of its common stock as consideration for the purchase of the IP and cancelled a convertible promissory note that Difference Engines had issued to Guardian in the amount of approximately $25,000 representing advances Guardian made to Difference Engines.  The 587,000 shares of common stock are subject to a two (2) year lock up.  Guardian has granted Difference Engines piggyback registration rights for a period of three (3) years commencing on the date of the expiration of the lock up period with regard to the shares issued in the transaction.  Upon expiration of the two (2) year lock up period, in the event that the shares are not eligible for resale under Rule 144 and have not been registered under the Securities Act, the holder of the shares may demand redemption of the shares.  The redemption price is to be calculated on the basis of the average of the closing bid and asked prices of Guardian’s common stock for the twenty (20) consecutive business days ending on the day prior to the date of the exercise of the holder’s right of redemption.  The founders of Difference Engines, including Messrs. Ludwig and Victor T. Hamilton, provided certain releases to Guardian related to their contribution of the technology to Difference Engines.  The closing of the acquisition of the IP was subject to certain conditions, including a requirement that Difference Engines obtain approval of its stockholders for the transaction and that Messrs Ludwig and Hamilton enter into two (2) year and one (1) year employment agreements, respectively, with Guardian at base salaries of $120,000 and $90,000 per annum, respectively.   Effective May 18, 2004, Mr. Ludwig resigned as an officer and director.  In connection with the settlement of certain litigation involving Difference Engines, Mr. Ludwig, Mr. Hamilton, and Guardian, we released the lock up restrictions on 58,700 of the shares we issued as consideration in the acquisition of Difference Engines’ intellectual property.  We released the lock up restrictions to permit Difference Engines to resell the stock for the purpose of paying from the sale of such shares any judgment or settlement arising from certain claims by others against Guardian and its assets.

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

Beginning December 8, 2003, and concluding December 19, 2003, we entered into a series of purchase agreements with eight individuals under which we sold and issued to such individuals convertible promissory notes in the aggregate amount of $700,000 and warrants to purchase 311,250 shares of our common stock.  200,000 of the warrants are exercisable during the eighteen (18) month period commencing on the date of issuance at a price of $2.50 per share.  The remaining warrants are exercisable as follows:  (i) 80,000 warrants exercisable during the twenty-four (24) month period commencing on the date of issuance at a price of $2.50 per share, and (ii) 31,250 warrants exercisable during the sixty (60) month period commencing on the date of issuance at a price of $5.00 per share.  The proceeds of the sale of the notes were used by Guardian for working capital purposes.  The notes earned interest at 10% per annum ($70,000) and were repayable sixty days after the date of issuance of the notes (maturity date).  The unpaid notes and interest, beyond the maturity date, earned interest at the rate of 18% per annum.  The notes provide that the principal and accrued interest under the notes may be converted into units of securities, each unit consisting of four shares of common stock and one warrant, at a price of $6.40 per unit.  A note holder is also entitled to receive 1,000 warrants to purchase our common stock at a price of $2.50 per share for each $25,000 in principal amount of note outstanding for each 30 day period during which the notes are outstanding beyond the maturity date.  The foregoing warrants contain certain anti-dilution provisions, one time piggy-back registration rights and other customary provisions.

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

The table below details the investment transactions that occurred:

		Shares	Warrants
	Amount	Issued to	Issued to	FMV of	Transaction	Net
Date	Invested	Investors	Investors	Warrants	Costs	Proceeds

Mar 24,2004	$195,194	121,996	30,499	$37,654	$30,612	$164,582
Apr 2,2004	185,498	115,936	28,984	57,968	16,725	168,773
Apr 20,2004	275,072	171,920	42,980	207,593	34,795	240,277
Apr 27,2004	656,960	410,600	102,650	896,135	59,156	597,804
May 3, 2004	2,100,752	1,312,970	328,243	1,716,706	189,098	1,911,654
May 14, 2004	4,578,540	2,861,588	715,397	1,917,264	472,995	4,105,545
	$7,992,015	4,995,010	1,248,752	$4,833,320	$803,381	$7,188,634

The table below details the fees, reimbursable expenses, stock grants, and stock purchase warrants earned by the placement agent:

				Cash	Stock		Warrants
		Investment		Paid to	Issued to		Issued to
		Banking	Reimbursed	Investment	Investment	FMV of	Investment	FMV of
Date	Commission	Fees	Expenses	Bank	Bank	Stock	Bank	Warrants

Mar 24	$17,567	$10,000	$3,045	$30,612	4,880	$18,544	12,200	$25,132
Apr 2	16,695	-	30	16,725	4,637	21,191	11,594	32,811
Apr 20	24,765	10,000	30	34,795	6,877	50,890	17,192	97,307
Apr 27	59,126	-	30	59,156	16,424	185,591	41,060	392,534
May 3	189,068	-	30	189,098	52,518	409,640	131,297	795,660
May 14	412,069	17,333	10,729	440,131	114,461	600,920	286,159	1,004,418
	$719,291	$37,333	$13,893	$770,517	199,797	$1,286,776	499,502	$2,347,861

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

In January 2005, the Company issued an aggregate of 500,000 shares of common stock in a private placement to certain accredited investors for proceeds to the Company of $1,000,000.

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

Currently, the Company is focused on providing technology solutions and services in two primary markets, healthcare and aviation security.  However, as we develop new or enhanced solutions the Company expects to expand into other markets, such as military and defense utilizing hyper-spectral technology and imaging diagnostics for the medical industry.  The Company may also engage in one or more acquisitions of businesses that are complementary to our business.

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

•

Developed product OEM or other resale arrangements with IBM, Eizo Nanao Technologies, Motion Computing, AVNET, and NeuroStar Solutions for FlowPoint RIS/PACS.

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

COMPETITION

The competition between the manufacturers of baggage (hand-held and small parcel) screening, luggage and large parcel screening, people screening for weapons and explosives detection, container and vehicle screening, and cargo screening is intense.  These same equipment manufacturers represent Guardian’s major competition: AS&E, Smiths-Detection, OSI Rapiscan, InVision, and L3, each of which is better capitalized and has greater marketing and other resources than Guardian.  The competition between manufacturers is so intense because the stakes are so high - hundreds of millions of dollars appropriated by the U.S. Government for threat detection technologies. What is not so obvious is that the manufacturers that once held the largest share of installed base are at risk due to aging and inadequate technology.  Due to the agnostic nature of PinPoint, we expect to be able to integrate PinPoint with any manufacturer’s equipment.  We believe our technology will be able to improve the efficiency of the underperforming hardware and extends the obsolescence of the existing scanning equipment.  Funds previously appropriated for the upgrade or replacement of the in-place scanners can now be redeployed for the acquisition of required technologies such as body scanners or cargo scanners.

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

COMPETITION

The Company faces competition from other providers of radiology information services providers.  However, the current diagnostic imaging market is highly fragmented.  In this market, it is widely accepted that there is no “one size fits all product” available.  However, there are companies that have or are developing comparable integrated, web-enabled products:  (e.g. Merge , Amicas/Vitalworks, DR Systems, Swearinger, and Ramsoft).

In the area of integrated RIS and PACS workflow applications, there are newly emerging competitors who offer segments of the integrated radiology solution through their RIS and/or PACS to the market targeted by Guardian Healthcare Systems. Furthermore, some competitors have recently begun integrating and offering RIS and PACS technologies through partnership and acquisition activities.

The Company believes that the flexible pricing, continued innovation, our commitment to quality and adherence to industry standards and our integrated service offerings will afford us a competitive value proposition. Current RIS/PACS offerings from major competitors such as GE, Siemens, Cerner, and Phillips have major competitive disadvantages relative to FlowPoint when addressing the small hospital/freestanding clinic market.  Additionally, some of our competitors are also in the primary business of selling modalities (MR, CT, or nuclear medicine devices) as well as PACS or RIS.  Their sales emphasis is on these larger-ticket items, rather than customer-centric open architecture, RIS/PACS.

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

PATENTS AND PROPRIETARY RIGHTS

The Company relies on a combination of common law trademark, service mark, copyright and trade secret law and contractual restrictions to establish and protect our proprietary rights and promote our reputation and the growth of our business.  The Company does not own any patents that would prevent or inhibit our competitors from using our technology or entering our market although we intend to seek such protection as appropriate.  It is our practice to require all of our employees, consultants and independent contractors to enter into agreements containing non-disclosure, non-competition and non-solicitation restrictions and covenants, and while our agreements with some of our customers and suppliers include provisions prohibiting or restricting the disclosure of proprietary information, we can not assure you that these contractual arrangements or the other steps taken by us to protect our proprietary rights will prove sufficient to prevent misappropriation of our proprietary rights or to deter independent, third-party development of similar proprietary assets.

The Company has filed patent applications in the United States covering the application of our core technology.  However, the Company has not been granted any patents as of the date of this report.  In addition, the Company expects to file six additional patent applications for adjunct technologies.  The Company cannot provide assurance that any or all of these patents will be granted or that they will not be challenged, or that rights granted to us would actually provide us with advantage over our competitors.  Prior art searches have been conducted, and the Company believes that it will not infringe any current third party patents.

Due to the rapid pace of technological change in the software industry, we believe patent, trade secret and copyright protection are less significant to our competitive edge than factors such as the knowledge, ability and experience of our personnel, new product development, frequent product enhancements, name recognition and the ongoing reliability of our products.

RESEARCH AND DEVELOPMENT

Under United States generally accepted accounting principles, until the technology is determined to be feasible, all related research and development expenditures must be expensed rather than capitalized.  When a determination is made that the software is feasible (commercially viable), and no high-risk development issues exist, then expenditures may be capitalized.  The Company concluded that capitalizing such expenditures for PinPoint was inappropriate and expensed all research and development costs.  The Company’s research and development costs are comprised of staff and consultancy expensed on PinPoint.

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

The following table summarizes stock option activity for the year ended December 31, 2004:

	Weighted Average Exercise Price	Number of Options
Outstanding January 1, 2004	$0.45	2,080,000
Granted ($2.25 - $4.10)	$1.38	3,222,800
Exercised	$0.58	(270,000)
Cancelled	$0.81	(600,000)
Outstanding December 31, 2004	$1.24	4,432,800

Exercisable at December 31, 2004	$0.78	1,739,000
Vesting in 2005	$1.18	2,270,800
Vesting in 2006	$3.62	423,000
Vesting in 2007	$-	-
Vesting in 2008	$-	-
	$1.24	4,432,800

RECENT SALES OF UNREGISTERED SECURITIES

On January 7, 2005, the Company sold to certain “accredited investors” 500,000 shares of the Company’s common stock at a price of approximately $2.00 per share for net proceeds of $1,000,000.  The private placement was effected in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder and such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

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

Except for historical information, the material contained in this Management’s Discussion and Analysis or Plan of Operations is forward-looking.  The Company’s actual results could differ materially from the results discussed in the forward-looking statements, which include certain risks and uncertainties.  These risks and uncertainties include the rate of market development and acceptance of our intelligent imaging informatics technology (particularly for our PinPoint product), the unpredictability of the Company’s sales cycle, the limited revenues and significant operating losses generated to date, and the possibility of significant ongoing capital requirements.

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

The following table presents the effect of the Restatement on the consolidated financial statements for December 31, 2004 and 2003.

	AS PREVIOUSLY
	REPORTED		RESTATED
	DECEMBER 31, 2004	ADJUSTMENT	DECEMBER 31, 2004

Consolidated Balance Sheet
Common shares subject to repurchase; stated at estimated redemption value - 587,000 shares issued and outstanding at December 31, 2004	$-	$2,044,228	$2,044,228

Consolidated Statement of Operations
Cost of sales	$208,574	$-	$208,574
Impairment of software technology	-	1,498,731	1,498,731
Amortization of intangibles	-	761,650	761,650
Cost of sales (Restated)	208,574	2,260,381	2,468,955

Operating expenses:
Selling, general and administrative	$4,447,943	$21,396,610	$25,844,553
Impairment of software technology	1,498,731	(1,498,731)	-
Depreciation	31,572	(31,572)	-
Amortization of intangibles	974,624	(974,624)	-
Amortization of stock compensation	20,771,248	(20,771,248)	-
Total operating expenses	27,724,118	(1,879,565)	25,844,553

Interest expense	1,043,321	(15,761)	1,027,560

Net loss	$(28,855,121)	$(365,055)	$(29,220,176)
Earnings per share - basic and diluted	$(1.44)	$(0.01)	$(1.45)

Consolidated Statement of Cash Flow
Operating Activities:
Net loss	$(28,855,121)	$(365,055)	$(29,220,176)
Adjustment to reconcile net loss - reversal of impairment of stock warrants	145,684	(145,684)	-
Adjustment to reconcile net loss - stock-based compensation expense	20,771,248	526,500	21,297,748
Adjustment to reconcile net loss - non-cash interest expense	1,029,158	(15,761)	1,013,397

Consolidated Statement of Stockholders' Equity
Deferred stock compensation - consultants	$(3,201,966)	$(315,900)	$(3,517,866)
Additional paid-in capital	44,112,739	(1,306,059)	42,806,680
Deficit accumulated	(35,480,783)	(422,268)	(35,903,051)

	AS PREVIOUSLY REPORTED		RESTATED
	DECEMBER 31, 2003	ADJUSTMENT	DECEMBER 31, 2003

Consolidated Statements of Operations
Operating expenses:
Selling, general and administrative	$2,197,042	$4,303,976	$6,501,018
Depreciation	26,734	(26,734)	-
Amortization of stock compensation	4,277,242	(4,277,242)	-
Total operating expenses	6,501,018	-	6,501,018

Interest expense	23,417	57,212	80,629
Net loss	$(6,524,435)	$(57,212)	$(6,581,647)
Earnings per share - basic and diluted	$(0.78)	$(0.01)	$(0.79)

Consolidated Statements of Cash Flow
Operating Activities:
Net loss	$(6,524,435)	$(57,212)	$(6,581,647)
Adjustment to reconcile net loss - bridge note discount	20,417	57,212	77,629

Consolidated Statements of Stockholders' Equity
Stock warrants outstanding	$1,031,424	$(1,031,424)	$-
Additional paid-in capital	21,084,315	(2,092,178)	18,992,137
Deficit accumulated	(6,625,663)	(57,212)	(6,682,875)

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

The cash on hand, at December 31, 2004, of $925,999 and the approximately $1,000,000 of proceeds from a stock subscription agreement the Company received during January 2005, is expected to provide working capital for operations through May 31, 2005.  This equates to spending approximately $385,000 per month on operations.  We have signed a placement agent agreement with an investment banker to raise up to $25 million.  During the next twelve months, we expect to satisfy our cash requirements from the proceeds derived from this placement offering.  The offering commenced in late January of 2005 and as of the date of this report, there was approximately $1.2 million in escrow that the Company has not yet drawn down.  We expect to be able to raise $10,000,000.  Proceeds from the offering will be used to: (i) increase staffing of the research and development, technical development, and sales/marketing groups (ii) continue the research and development of PinPoint for a other market opportunities, (iii) complete the patent process on several key patentable algorithms and processes, (iv) complete the acquisition of several strategic businesses, and (v) to support the growth and operating expenses of the Company.  We believe that we will need approximately $4 to $5 million in working capital to sustain operations through the point that cash from operations covers operating expenses.  Based on revenue projections for 2005 of $10 million and the timing of revenue generation, we anticipate that to become operationally self-sufficient in the fourth quarter of 2005.

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

Regulatory Risks.  The United States Food and Drug Administration has promulgated a draft policy for the regulation of computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food,

Drug and Cosmetic Act. To the extent that computer software is a medical device under the policy, Guardian, as a manufacturer of such products, could be required, depending on the product, to:  (i) register and list its products with the FDA; (ii) notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products; or (iii) obtain FDA approval by demonstrating safety and effectiveness before marketing a product.

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

RESULTS OF OPERATIONS

Net Revenues.  For Fiscal 2004 the Company’s net revenues from operations were $100,988.  Revenues were derived from the initial sale of the Company’s DEVision compression software and software maintenance fees realized for the five months of ownership of Wise Systems Ltd.  There were no revenues recognized in Fiscal 2003.

Cost of Sales.  Fiscal 2004 cost of sales was $2,468,955, the company’s first year of revenue.  There was no cost of sales for 2003.  Fiscal 2004 costs included: (i) partial year amortization expense for the July, 2004 purchase of the Wise intangible asset for developed software of $197,278, (ii) purchased equipment for customers of $11,296, (iii) amortization of the DEVision intangible asset purchased software of $761,650, and (iv) impairment write-off for the balance of the DEVision software of $1,498,731.

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

This transaction has been accounted for as an asset acquisition.  The purchase price for these assets has been allocated to acquired intangible assets (software).  As of December 31, 2004, the Company determined, based on estimated net intangible value calculations that the asset is impaired and the Company wrote-off $1,498,731 to cost of sales.

Contractual Obligations and Commitments.  The Company has entered into a property lease for the corporate headquarters located in Herndon, Virginia.  The future minimum obligations under the lease are as follows:

For the year ending December 31	Property Leases
2005	$ 215,882
2006	287,647
2007	294,473
2008	301,451
2009	382,254
Thereafter	123,682
Total	$ 1,605,389

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Information as of December 31 (Restated):

	2004	2003	2002
Cash and cash equivalents	$ 925,999	$ 319,229	$ 89
Current assets	$1,010,798	$ 319,429	$ 89
Current liabilities	470,301	2,517,078	101,317
Working capital (deficit)	$ 540,497	$(2,197,649)	$(101,228)

Net Cash and Cash Equivalents.  During the year ended December 31, 2004, the Company’s cash and cash equivalents increased by $606,770 to $925,999.  This increase was the result of $7,894,334 of cash flows received from the private placement of the Company’s common stock and warrants, and proceeds from the exercise of employee stock options, offset by the cash used in operating activities and for the purchase of equipment and Wise Systems Ltd.  The Company used $4,932,402 in operating activities, $115,124 for the purchase of equipment and development of patents, and $2,229,783 in the acquisition of Wise Systems Ltd.

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

Net Cash Used in Operations.  In Fiscal 2004, the Company had net cash used in operations of $5,082,402.  This increase was of $3,723,817 or approximately 274.1% over Fiscal 2003, and is the result of increased expenditure on salaries due to increased staffing of $885,638, or approximately 72.1%, an increase in fees paid to technical consultants and professional service costs of $727,351, or approximately 220.6%.  Non-cash adjustments to reconcile net loss to net cash used in operations were $982,034 of depreciation and amortization expense, $21,297,748 of amortized stock compensation expense to employees and consultants, $1,498,731 of asset impairment write offs, $1,013,397 of non-cash interest expense and note discount, and unrealized gain of $13,262 on foreign currency transactions.  Operating assets were reduced by $9,093 and provided cash from operations.  Cash was used to reduce operating liabilities by $649,867.

In Fiscal 2003, we used net cash in operating activities of $1,358,585.  During the period, we experienced a net loss of $6,581,647 which was offset by non-cash charges of $4,521,606.  The non-cash charges were approximately $4,277,242 of expenses associated with the use of stock-based compensation in lieu of cash compensation to consultants and employees, $26,734 of depreciation and amortization expense, and $77,630 non-cash interest expense and note discount.  Additionally, we paid $140,000 in royalty payments to Diagnos Corporation under an exclusive distribution agreement, which we have subsequently terminated.  The royalty payments were carried on our accounting records as an asset since the royalty payments were intended to be offset against the resale of seven software licenses of the Diagnos product.  As a result of the termination of the agreement with Diagnos, we have recognized and appropriately written-off the software licenses, as impaired assets, which resulted in a further non-cash charge to earnings.   During the year we made a $7,900 security deposit under terms of our office lease agreement.  In addition to cash generated through financing activities, we offset operating expenses by increasing vendor payables by $182,480 and by deferring payroll of $527,076.  The outstanding payroll represents earned salary due to four executives of the Company.

Net Cash Used in Investing Activities.  In Fiscal 2004, the Company used $115,124 for the purchase of equipment and the development of patents, and $2,079,783 to acquire the net assets, net of cash, of Wise Systems Ltd.

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

During April and May 2004, the Company closed a $7,992,015 private placement of 4,995,010 shares and 1,248,752 warrants.  The securities were placed by Berthel Fisher.  The offering generated net proceeds of $7,188,634 after deducting commissions, investment banking fees, and expenses of $803,381.

On November 8, 2004, the Company accepted direct investments from two investors of $416,000 and $45,000, respectively, on the same terms and conditions as the private placement offering.  The investors received 260,000 and 28,125 shares of common stock, as well as, 65,000 and 7,031 stock purchase warrants at a price of $2.65 per share, expiring eighteen months from the date of issuance.

In January 2005, the Company received proceeds of approximately $1,000,000 from a private placement to certain accredited investors of 500,000 shares of common stock.

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

The Company’s ability to continue as a going concern and meet its obligations as they come due is dependent upon its ability to raise sufficient cash as discussed above.  The existing cash balance, at December 31, 2004, of $925,999 and the approximately $1,000,000 of proceeds from a stock subscription agreement the Company received during January 2005, is expected to provide working capital for operations through May 31, 2005.  The Company, in May 2005, entered into a placement agent agreement with an investment bank to offer a private placement financing on a ‘best efforts’ basis up to $10,000,000.  Management is confident that the entire $10,000,000 will be raised prior to the expiration of the placement agent agreement.  The Company anticipates it will need to increase the current workforce significantly to achieve commercially viable sales levels.  There can be no guarantee that these needs will be met or that sufficient cash will be raised to permit operations to continue.  Should the Company be unable to raise sufficient cash to continue operations at a level necessary to achieve commercially viable sales levels, the liquidation value of the Company’s non-current assets may be substantially less than the balances reflected in the financial statements and the Company may be unable to pay its creditors.

Subsequent Events.  In December 2004, the Company received a subscription for approximately $1,000,000 for the purchase 500,000 shares of common stock.  The proceeds from the subscription transaction were received in January 2005.

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

For software arrangements, we recognize revenue according to the AICPA SOP 97-2, “Software Revenue Recognition,” and related amendments.  SOP No. 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements.  Revenue from multiple-element software arrangements is recognized using the residual method, pursuant to SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.  Under the residual method, revenue is recognized in a multiple element arrangement when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement.  We allocate revenue to each undelivered element in a multiple element arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately.  Specifically, we determine the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance offered to customers, which is stated in the contract, and fair value of the installation based upon the price charged when the services are sold separately.  If evidence of the fair value cannot be established for undelivered elements of a software sale, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or vendor-specific objective evidence of fair value can be established.

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

Research and Development.  Costs incurred in connection with the development of software products that are intended for sale are accounted for in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  Costs incurred prior to technological feasibility being established for the product are expensed as incurred.  Technological feasibility is established upon completion of a detail program design or, in the absence of a detail program design, completion of a working model.  Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value, unless a high-risk development issue exists.  Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.  Amortization commences when the product is available for general release to customers, and high-risk development issues are addressed.

Valuation of Long-Lived Assets Including Acquired Intangibles.  We test long-lived assets, including other intangible assets, under the guidance of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying value of such an asset or group of assets may not be recoverable.  Events or circumstances that might indicate an impairment of carrying value include:

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

Issuance of Stock for Non-Cash Consideration.   Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), defines a fair value-based method of accounting for stock options and other equity instruments.  The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.  Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services” (“EITF 96-18), establishes the measurement principles for transactions in which equity instruments are issued in exchange for the receipt of goods or services.  The Company considers the following facts in determining the measurement date of each transaction: forfeit ability of the equity awards, existence of performance commitments, and existence of vesting requirements.

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

ITEM 7.  FINANCIAL STATEMENTS

The Consolidated Financial Statements and supplementary data are included in this Annual Report on Form 10-KSB/A as of December 31, 2004 (Restated) beginning on page 57.

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

In February 2006, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that the Company needed to restate certain of the Company’s consolidated financial statements to correct errors in the application of accounting principles with respect to the accounting for: (1) the beneficial conversion feature embedded in convertible notes issued by the Company in 2003; (2) the fair value calculation of warrants issued to placement agents and convertible note holders issued by the Company in 2003 and 2004; and (3) the contractual redemption value of common stock issue by the Company in 2003 as compensation in an asset purchase transaction.  Management’s decision, with the concurrence of the Audit Committee of the Company’s Board of Directors, to effect the restatement was made in response to comments received from the staff of the SEC as part of the staff’s periodic review of our filings as well as following consultation with our former independent registered public accountants, Aronson & Company, and our current independent registered public accountants, Goodman & Company, L.L.P.  As a result, the Company has restated its historical consolidated financial statements for the fiscal years ended December 31, 2004 and 2003, and will amend its consolidated financial statements for the fiscal quarters ended March 31, June 30, and September 30, 2005.

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

Incentive Options.  A participant who receives an Incentive Option does not recognize taxable income upon the grant or exercise of the option and Guardian is not entitled to a tax deduction.  The difference between the option price and the fair market value of the option shares on the date of exercise, however, will be treated as a tax preference item for purposes of determining the alternative minimum tax liability, if any, of the participant in the year of exercise.  Guardian will not be entitled to a deduction with respect to any item of tax preference.

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

•

On August 4, 2003, Guardian entered into an employment agreement with Ruth Taylor pursuant to which Mrs. Taylor is employed as an accountant.  Mrs. Taylor is the adult daughter of Mr. Robert A. Dishaw, President, Chief Operating Officer, a director and principal stockholder of Guardian.  The employment agreement provides for an annual base salary of $60,000 per annum.  The agreement is for a term of one year and is automatically renewed for one year terms unless earlier terminated.  The agreement provides for an annual performance bonus as determined by Guardian, participation in Guardian’s stock option plan, and participation in Guardian’s benefit policies and plans.  The agreement provides for the issuance pursuant to Guardian’s stock option plan of 100,000 non-qualified stock options vesting immediately and exercisable at a price of $.50 per share, and 100,000 non-qualified stock options vesting one year from the anniversary date of employee’s employment and exercisable at a price of $.50 per share.  The agreement may be terminated upon the death or disability of employee or for cause.  If the employee is terminated by reason of death, disability (except as noted below) or for cause, no further compensation is payable to employee.  If employee is terminated other than by reason of death, disability or cause, or if no disability insurance is provided and employee becomes disabled, employee is entitled to be paid her base salary for six months.  Employee may terminate her employment agreement on 30 days’ prior written notice.  We have also entered into a non-competition, confidentiality, proprietary rights and non-solicitation agreement (proprietary information agreement) with Mrs. Taylor, pursuant to which employee has agreed not to disclose confidential information regarding Guardian, agreed that proprietary rights conceived during her employment are the property of Guardian, and agreed not to solicit Guardian’s customers or attempt to hire our employees for twelve months following termination of her employment.  The employment agreement provides for arbitration in the event of any dispute arising out of the employment agreement or employee’s employment, other than disputes under the proprietary information agreement. During 2004, Guardian granted to Mrs. Taylor 10,000 incentive stock options at an exercise price of $3.60.

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

a)  The following documents are filed as part of this report:

1.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2004 (Restated)

Consolidated Statements of Operations for the Years Ended December 31, 2004 and 2003 (Restated)

Consolidated Statements of Changes in Stockholders’ Deficit for the Years Ended December 31, 2004 and 2003 (Restated)

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2003 (Restated)

Notes to the Restated Consolidated Financial Statements (Restated)

2.

Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Filing Date	Filed Herewith
2.1	Amended and Restated Agreement and Plan of Reorganization dated effective June 12, 2003, by and among the Company, RJL Marketing Services, Inc., and the shareholders of RJL Marketing Services, Inc.	8-K	06/26/2003

2.2	Stock Purchase Agreement, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards and Susan Richards	8-K	07/30/2004
2.3	Promissory Note, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan Richards.	8-K	07/30/2004
2.4	Cash Escrow Agreement, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan Richards.	8-K	07/30/2004
2.5	Stock Escrow Agreement, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan Richards..	8-K	07/30/2004
2.6	Employment Agreement, dated July 27, 2004, between Wise Systems Ltd. and Martin Richards.	8-K	07/30/2004
2.7	Deed of Covenant (Non-Competition Agreement), dated July 27, 2004, between the Company and Martin Richards.	8-K	07/30/2004
2.8	Deed of Covenant (Non-Competition Agreement), dated July 27, 2004 between the Company and Susan Richards	8-K	07/30/2004
3.1	Certificate of Incorporation	10-KSB	04/15/2004
3.2	Articles of Amendment to Certificate of Incorporation	10-KSB	04/15/2004
3.3	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock.	10-QSB	08/15/2003
3.4	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock.	10-QSB	08/15/2003
3.5	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, dated September 24, 2003.	10-QSB	11/14/2003
3.6	Certificate of Amendment to Certificate of Designation of Rights and Preferences of Series B Convertible Preferred Stock, dated October 27, 2003.	10-QSB	11/14/2003
3.7	Certificate Of Amendment To Certificate Of Designations of Rights and Preferences of Series A Convertible Preferred Stock, dated November 24, 2004	10-KSB	05/15/2005
3.8	By-Laws	10-KSB	04/15/2004
4.1	Form of Common Stock Certificate	SB-2	03/22/96
10.1	Settlement Agreement, dated June 26, 2003, between the Registrant and J. Andrew Moorer.	10-QSB	08/15/2003
10.2	Exclusive Distribution Agreement, dated June 26, 2003, between RJL Marketing Services, Inc. and Diagnos, Inc.	8-K/A	08/26/2003
10.3	Consulting Agreement, dated May 19, 2003, between RJL Marketing Services, Inc. and Max Tobin.	8-K/A	08/26/2003
10.4	Consulting Agreement, dated July 30, 2003, between RJL Marketing Services, Inc. and J. Andrew Moorer.	8-K/A	08/26/2003
10.5	Employment Agreement, dated August 4, 2003, between the Registrant and Ruth H. Taylor.	10-QSB	11/14/2003
10.6	Employment Agreement, dated August 18, 2003, between the Registrant and William J. Donovan.	10-QSB	11/14/2003
10.7	Consulting Agreement, dated August 20, 2003, between the Registrant and Berthel Fisher & Company Financial Services, Inc.	10-QSB	11/14/2003
10.8	Consulting Agreement, dated September 11, 2003, between the Registrant and Clifford Neuman.	S-8	10/09/2003
10.9	Consulting Agreement, dated September 25, 2003, between the Registrant and Barry Davis.	S-8	10/09/2003
10.10	Consulting Agreement, dated September 30, 2003, between the Registrant and A.B. Goldberg.	S-8	10/09/2003
10.11	Consulting Agreement, dated July 28, 2003, between the Registrant and Redwood Consultants LLC.	10-QSB	11/14/2003
10.12	Consulting Agreement, dated July 4, 2003, between the Registrant and Tosh Consulting.	10-QSB	11/14/2003
10.13	Placement Agents Warrants, dated October 14, 2003, between the Registrant and Berthel Fisher &Company Financial Services, Inc.	10-QSB	11/14/2003
10.14	Alliance Partner Agreement, dated September 17, 2003, between the Registrant and Telinks Canada Ltd.	10-QSB	11/14/2003

10.15	Compensation Agreement, dated September 18, 2003, between the Registrant and Telinks Canada Ltd.	10-QSB	11/14/2003
10.16	Asset Purchase Agreement, dated October 23, 2003, among the Registrant, Difference Engines Corporation.	10-QSB	11/14/2003
10.17	Amendment Agreement, dated September 22, 2003, between the Registrant and Berthel Fisher & Company Financial Services, Inc.	10-QSB	11/14/2003
10.18	Settlement Agreement dated March 16, 2004 between the Registrant and Cappello Capital Corporation.	10-KSB	04/15/2005
10.19

Note and Warrant Purchase Agreement, dated as of December 8, 2003 between the Registrant and each of the undersigned purchasers:  Charles Bell, Daniel Denardis, Scott Porter, Alan Stamper, Edward Tschiggfrie, and Bret Williams.

		10-KSB	04/15/2005
10.20	Convertible Promissory Note, dated December 11, 2003 between the Registrant and Charles T. Bell.	10-KSB	04/15/2005
10.21	Common Stock Warrant Agreement, dated December 11, 2003, between the Registrant and Charles T. Bell.	10-KSB	04/15/2005
10.22	Supplemental Common Stock Warrant Agreement, dated December 11, 2003, between the Registrant and Charles T. Bell.	10-KSB	04/15/2005
10.23	Convertible Promissory Note, dated December 19, 2003 between the Registrant and Daniel Denardis.	10-KSB	04/15/2005
10.24	Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Daniel Denardis.	10-KSB	04/15/2005
10.25	Supplemental Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Daniel Denardis.	10-KSB	04/15/2005
10.26	Convertible Promissory Note, dated December 19, 2003 between the Registrant and Scott Porter.	10-KSB	04/15/2005
10.27	Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Scott Porter.	10-KSB	04/15/2005
10.28	Supplemental Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Scott Porter.	10-KSB	04/15/2005
10.29	Convertible Promissory Note, dated December 8, 2003 between the Registrant and Alan Stamper.	10-KSB	04/15/2005
10.30	Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Alan Stamper.	10-KSB	04/15/2005
10.31	Supplemental Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Alan Stamper.	10-KSB	04/15/2005
10.32	Convertible Promissory Note, dated December 8, 2003 between the Registrant and Edward D. Tschiggfrie.	10-KSB	04/15/2005
10.33	Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Edward D. Tschiggfrie.	10-KSB	04/15/2005
10.34	Supplemental Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Edward D. Tschiggfrie.	10-KSB	04/15/2005
10.35	Convertible Promissory Note, dated December 19, 2003 between the Registrant and Edward D. Tschiggfrie.	10-KSB	04/15/2005
10.36	Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Edward D. Tschiggfrie.	10-KSB	04/15/2005
10.37	Supplemental Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Edward D. Tschiggfrie.	10-KSB	04/15/2005
10.38	Convertible Promissory Note, dated December 8, 2003 between the Registrant and Bret Williams.	10-KSB	04/15/2005
10.39	Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Bret Williams.	10-KSB	04/15/2005
10.40	Supplemental Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Bret Williams.	10-KSB	04/15/2005
10.41	Amended And Restated 2003 Stock Incentive Plan.	10-KSB	04/15/2005
10.42	Employment Agreement, dated December 3, 2003, between the Registrant and Walter Ludwig.	8-K	01/30/2004

10.43	Employment Agreement, dated December 3, 2003, between the Registrant and Victor Hamilton.	8-K	01/30/2004
10.44	Amended Employment Agreement, dated December 20, 2004, between the Registrant and Michael W. Trudnak	8-K	12/20/2004
10.45	Amended Employment Agreement, dated December 20, 2004, between the Registrant and Robert A. Dishaw	8-K	12/20/2004
10.46	Amended Employment Agreement, dated December 20, 2004, between the Registrant and Darrell E. Hill	8-K	12/20/2004
10.47	Amended Employment Agreement, dated December 20, 2004, between the Registrant and Steven V. Lancaster	8-K	12/20/2004
10.48	Placement Agreement, dated January 26, 2005 between the Registrant and Berthel Fisher & Company Financial Services, Inc.	8-K	02/02/2005
10.49	Agency Agreement, dated January 26, 2005, between the Registrant and The Shemano Group	8-K	02/02/2005
14.1	Code of Ethics of the Company for Chief Executive Officer and Senior Financial Officers	10-KSB	04/15/2004
21	List of Subsidiaries	10-KSB	04/15/2005
23.1	Consent of Independent Registered Public Accounting Firm			X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer			X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer			X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

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

As further disclosed in Note 2 to the consolidated financial statements, the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of operations,  stockholders’ equity and comprehensive loss, and cash flows for each of the two years in the period ended December 31, 2004, have been restated.

/s/ Goodman & Company, L.L.P.

Norfolk, Virginia

May 12, 2006

Consolidated Balance Sheet

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

ASSETS	RESTATED
DECEMBER 31, 2004
Current assets:
Cash and cash equivalents	$ 925,999
Accounts receivable	59,312
Other current assets	25,184
Prepaid expenses	303
Total current assets	1,010,798

Equipment, net	132,772

Other assets:
Deposits	8,881
Goodwill	126,472
Intangible assets, net	2,250,152
Total assets	$ 3,529,075

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 278,439
Accrued expenses	132,306
Deferred revenue	59,556
Total current liabilities	470,301

Common shares subject to repurchase; stated at estimated redemption
value - 587,000 shares issued and outstanding at December 31, 2004	2,044,228

Commitments and contingencies

Stockholders' Equity:
Convertible preferred stock, $0.20 par value -
Authorized - 1,000,000 shares
Issued and outstanding - none	-
Common stock, $0.001 par value -
Authorized - 200,000,000 shares
Issued and outstanding - 28,042,320	28,043
Stock subscription receivable	(999,638)
Accumulated comprehensive income	111,628
Deferred stock compensation - employees	(1,511,250)
Deferred stock compensation - non-employees	(3,517,866)
Additional paid-in capital	42,806,680
Deficit accumulated	(35,903,051)
Total stockholders' equity	1,014,546

Total liabilities and stockholders' equity	$ 3,529,075

See notes to Consolidated Financial Statements.

Consolidated Statements of Operations

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	RESTATED
	YEARS ENDED DECEMBER 31,
	2004	2003

Net revenues	$ 100,988	$ -

Cost of sales	2,468,955	-

Gross profit (loss)	(2,367,967)	-

Selling, general and administrative expense	25,844,553	6,501,018

Operating loss	(28,212,520)	(6,501,018)

Other income (expense):
Interest income	19,904	-
Interest expense	(1,027,560)	(80,629)
Total other income (expense)	(1,007,656)	(80,629)

Net loss	$ (29,220,176)	$ (6,581,647)

Loss per common share:
Basic and diluted	$ (1.45)	$ (0.79)

Weighted average number of shares used in
computing basic and diluted net loss per share	20,086,795	8,314,785

See notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Deficit and Comprehensive Loss

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

	Common Stock		Preferred Stock		Additional Paid-In Capital	Deferred Stock Compensation Non-employees	Deferred Stock Compensation Employees	Stock Subscription Receivable	Cumulative Foreign Currency Translation Adjustment	Accumulated Deficit	Total Stockholders' Equity (Deficit)	Accumulated Comprehensive Loss
	Shares	Amount	Shares	Amount
Balance, December 31, 2002	907,950	$ 908	-	$ -	$ (908)	$ -	$ -	$ -	$ -	$ (101,228)	$ (101,228)	$ (101,228)
Stock issued to founders	4,603,550	4,604	4,097	819	(5,423)	-	-	-	-	-	-	-
Stock issued to former shareholders at reverse acquisition	2,150,000	2,150	-	-	(2,150)	-	-	-	-	-	-	-
Stock issued for consulting services	4,250,000	4,250	2,600	520	5,216,030	(4,560,801)	-	-	-	-	659,999	-
Stock issued to placement agent	25,000	25	-	-	93,725	-	-	-	-	-	93,750	-
Stock issued to acquire software technology	587,000	587	-	-	2,259,363	-	-	-	-	-	2,259,950	-
Proceeds from sale of stock for cash, net	1,000,000	1,000	678	136	1,328,759	-	-	-	-	-	1,329,895	-
Warrants for the purchase of common stock (Restated)	-	-	-	-	1,058,326	-	-	-	-	-	1,058,326	-
Common stock options granted	-	-	-	-	3,268,476	-	(3,268,476)	-	-	-	-	-
Stock compensation remeasurement	-	-	-	-	8,951,582	(8,951,582)	-	-	-	-	-	-
Amortization of deferred compensation expense	-	-	-	-	-	1,621,496	1,285,945	-	-	-	2,907,441	-
Reclassification of warrants to derivative liabilities (Restated)	-	-	-	-	(1,131,415)	-	-	-	-	-	(1,131,415)	-
Reclassification of common stock subject to repurchase (Restated)	-	-	-	-	(2,044,228)	-	-	-	-	-	(2,044,228)	-
Net loss (Restated)	-	-	-	-	-	-	-	-	-	(6,581,746)	(6,581,746)	(6,581,746)
Comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	(6,581,746)
Balance, December 31, 2003 (Restated)	13,523,500	$ 13,524	7,375	$ 1,475	$ 18,992,137	$ (11,890,887)	$ (1,982,531)	$ -	$ -	$ (6,682,974)	$ (1,549,256)	$ (6,682,974)
Stock issued for consulting services (Restated)	325,000	325	-	-	2,310,175	(248,000)	-	-	-	-	2,062,500	-
Cancel issuance of common shares (Restated)	(80,000)	(80)	-	-	80	-	-	-	-	-	-	-
Stock issued in settlement of claim	287,500	288	-	-	3,075,962	-	-	-	-	-	3,076,250	-
Common stock options granted	-	-	-	-	6,434,650	-	(6,434,650)	-	-	-	-	-
Stock issued to placement agent	199,800	200	-	-	(200)	-	-	-	-	-	-	-
Proceeds from sale of common stock for cash, net	5,337,603	5,338	-	-	7,637,746	-	-	-	-	-	7,643,084	-
Subscription agreement for the sale of common stock	-	-	-	-	999,638	-	-	(999,638)	-	-	-	-
Cashless exercise of stock purchase warrants	197,368	197	-	-	(197)	-	-	-	-	-	-	-
Contingent, performance-based stock held in escrow under terms of the Wise Systems acquisition	106,739	107	-	-	(107)	-	-	-	-	-	-	-
Employee stock options exercised	270,000	270	-	-	157,230	-	-	-	-	-	157,500	-
Conversion of preferred stock to common stock	7,375,330	7,375	(7,375)	(1,475)	(5,900)	-	-	-	-	-	-	-
Conversion of notes payable to common stock	499,480	499	-	-	798,787	-	-	-	-	-	799,286	-

Forfeiture of employee stock options	-	-	-	-	(1,370,500)	-	1,370,500	-	-	-	-	-
Stock compensation remeasurement	-	-	-	-	1,159,748	(1,159,748)	-	-	-	-	-	-
Amortization of deferred compensation expense	-	-	-	-	-	10,096,669	5,535,431	-	-	-	15,632,100	-
Warrants issued for extension bridge loan (Restated)	-	-	-	-	789,300	-	-	-	-	-	789,300
Revaluation of warrants issued to consultant (Restated)	-	-	-	-	842,400	(315,900)	-	-	-	-	526,500	-
Reclassification of warrants to permanent equity from derivative liabilities (Restated)	-	-	-	-	1,131,415	-	-	-	-	-	1,131,415	-
Cancel recordation of unissued warrants (Restated)	-	-	-	-	(145,684)	-	-	-	-	-	(145,684)	-
Foreign currency translation	-	-	-	-	-	-	-	-	111,628	-	111,628	111,628
Net loss (Restated)	-	-	-	-	-	-	-	-	-	(29,220,176)	(29,220,176)	(29,220,176)
Comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	(29,108,548)
Balance, December 31, 2004 (Restated)	28,042,320	$ 28,043	-	$ -	$ 42,806,680	$ (3,517,866)	$ (1,511,250)	$ (999,638)	$ 111,628	$ (35,903,150)	$ 1,014,447	$ (35,791,522)

See notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	RESTATED
	YEARS ENDED DECEMBER 31
	2004	2003

OPERATING ACTIVITIES:
Net loss	$ (29,220,176)	$ (6,581,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	982,034	26,734
Stock-based compensation expense	21,297,748	4,277,242
Impairment of software licenses	-	140,000
Impairment of acquired intangible assets	1,498,731	-
Non-cash interest expense	1,013,397	77,630
Foreign currency translation adjustment	(13,262)	-
Changes in operating assets and liabilities:
Accounts receivable	34,522	-
Other current assets	(24,445)	-
Prepaids	(103)	(200)
Deposits	149,019	(7,900)
Accounts payable	(128,281)	182,480
Accrued expenses	(472,614)	527,076
Deferred revenue	(48,972)	-
Net cash used in operating activities	(4,932,402)	(1,358,585)

INVESTING ACTIVITIES:
Purchase of equipment	(105,791)	(37,170)
Purchase of software licenses	-	(140,000)
Acquisition of software	-	(25,000)
Acquisition, earnest money deposit	-	(150,000)
Acquistion, net of cash received	(2,229,783)	-
Investment in patents	(9,333)	-
Net cash used in investing activities	(2,344,907)	(352,170)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	7,736,834	500,000
Proceeds from issuance of preferred stock	-	829,895
Proceeds from issuance of bridge notes	-	700,000
Proceeds from exercise of employee stock options	157,500	-
Net cash provided by financing activities	7,894,334	2,029,895

Effect of exchange rate changes on cash and cash equivalents	(10,255)	-

Net increase in cash and cash equivalents	606,770	319,140

Cash and cash equivalents at the beginning of the period	319,229	89

Cash and cash equivalents at the end of the period	$ 925,999	$ 319,229

See notes to Consolidated Financial Statements.

	RESTATED
	YEARS ENDED DECEMBER 31
	2004	2003
Supplemental schedule of cash flow information:
Cash paid for interest	$ 14,163	$ 3,000
Common stock issued to founders	261	4,604
Class A preferred issued to founders	(1,105)	819
Common stock issued:
In acquisition of software	-	2,259,950
To placement agent for future financing	-	93,750
Note forgiven in acquisition of software	-	25,000
Warrants issued to agents for common stock offerings	2,323,589	25,139
Warrants issued to agent for convertible notes	-	250,789
Warrants issued as settlement of placement agreement	-	709,803
Warrants issued (cancelled) for Alliance Partner Agreement	(145,684)	145,684
Conversion of bridge note principal balance to common stock	700,000	-
Conversion of bridge note accrued interest to common stock	99,185	-
Reclassification of common stock subject to repurchase	-	2,044,228
Discount on issuance of convertible notes payable	-	202,841

See notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

Guardian Technologies International, Inc. (along with its subsidiaries, the “Company” or “Guardian” or “We”) is the successor consolidated entity formed by the reverse acquisition on June 26, 2003, by RJL Marketing Services, Inc. (“RJL”) of Guardian Technologies International, Inc., a publicly-held company.

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

Financial Condition and Going Concern Considerations

As of December 31, 2004, the Company’s revenue generating activities have not produced sufficient funds for profitable operations, and the Company has incurred operating losses since inception of $35,903,051.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations.

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

The Company’s ability to continue as a going concern and meet its obligations as they come due is dependent upon its ability to raise sufficient cash as discussed above.  The existing cash balance, at December 31, 2004, of $925,999 and the approximately $1,000,000 of proceeds from a stock subscription agreement (details of the transaction are disclosed in Footnote 7 below) the Company received during January 2005, is expected to provide working capital for operations through May 31, 2005.  The Company, in May 2005, entered into a placement agent agreement with an investment bank to offer a private placement financing on a ‘best efforts’ basis up to $10,000,000.  Management is confident that the entire $10,000,000 will be raised prior to the expiration of the placement agent agreement.  The Company anticipates it will need to increase the current workforce significantly to achieve commercially viable sales levels.  There can be no guarantee that these needs will be met or that sufficient cash will be raised to permit operations to continue.  Should the Company be unable to raise sufficient cash to continue operations at a level necessary to achieve commercially viable sales levels, the liquidation value of the Company’s noncurrent assets may be substantially less than the balances reflected in the financial statements and the Company may be unable to pay its creditors.

NOTE 2.  RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements for 2004 and 2003 (the Restatements), and certain disclosures in notes to the consolidated financial statements have been restated to reflect the Restatement adjustments.  In the Restatement, the Company has:

Reclassified from Permanent Equity to Temporary Equity the Contractual Redemption Value of Common Shares Issued in Conjunction with an Asset Acquisition Agreement that Contained Redemption Rights

Under the terms of an asset purchase agreement, dated December 19, 2003, Guardian issued 587,000 shares of its common stock as consideration for the purchase of the intellectual property from Difference Engines Corporation.  The 587,000 shares of common stock are subject to a two (2) year lockup.  Upon expiration of the two (2) year lock up period, in the event that the shares are not eligible for resale under “Rule 144” and have not been registered under the Securities Act, the holder of the shares may demand redemption of the shares.  Contractually, the redemption price is, calculated on the basis of the average of the closing bid and asked prices of Guardian’s common stock for the twenty (20) consecutive business days ending on the day prior to the date of the exercise of the holder’s right of redemption. Under SEC Accounting Series Release (“ASR”) 268, “Presentation in Financial Statements of ‘Preferred Redeemable Stock’,” such conditionally redeemable financial instruments should, be classified as temporary equity and measured at the estimated fair value of the redemption right if redemption is not solely within the control of the issuer.  The Company calculated the contractual redemption value of the common stock issued in the Difference Engines asset purchase and reclassified from permanent equity to temporary equity the contractual redemption value of $2,044,228.  No recalculation of the redemption value was performed in fiscal year 2004 as the redemption rights, granted under the terms of the Asset Purchase Agreement, could not be exercised due to the two-year lockup of the issued shares of common stock.

Reclassified from Permanent Equity to Derivative Liabilities, Warrants Issued to a Placement Agent and Convertible Note Holders and Others, Resulting from Insufficient Authorized and Unissued Shares of Common Stock

During the year ended December 31, 2003, the Company issued to its placement agent, to note holders, and certain non-employee service providers warrants for the purchase of common stock.  Under the guidelines of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” public companies that are required, or that could be required, to deliver cash in exchange for their own shares as part of physical settlement under a freestanding financial instrument are required to report an amount equal to the estimated cash redemption value as a liability.  As sufficient authorized shares did not exist to accommodate these warrants from date of issuance to February 13, 2004 (date stockholders approved an increase in authorized shares), as required by EITF 00-19, these warrants are treated as derivative liabilities as of December 31, 2003.  Accordingly, the Company estimated the fair value of each derivative instrument, and recorded $1,131,415 as a derivative liability on the consolidated balance sheet as of December 31, 2003.   As a result of an increase in shares authorized on February 13, 2004, warrants issued to the Company’s placement agent, note holders, and non-employee service providers were classified thereafter as permanent equity.

On February 13, 2004, at a Special Meeting of Stockholders of the Company, the Company’s stockholders voted to increase the number of shares of Common Stock from 15,000,000 to 200,000,000.  Such increase provided sufficient authorized and unissued shares to settle all contracts under commitment.  Appropriately, the Company reversed the prior entry and reduced derivative liabilities by $1,131,415.  Reversing the entry returns this amount to permanent equity.  Also, as a result of an increase in authorized shares on February 13, 2004, and the note holders converting the bridge loan to common stock on April 28, 2004, the $497,159 derivative liability related to convertible notes, was appropriately classified thereafter as permanent equity.

Increased Deferred Compensation – Consultants and Stock-Based Compensation to Reflect the Revaluation of Warrants Issued to a Consultant for Services

On May 20, 2004, the Company issued 250,000 stock purchase warrants to an outside consultant for services to be rendered in the succeeding twelve month period of time.  Assumptions made in the calculation of the fair value of the warrants using the Black-Scholes Model proved to be incorrect.  In 2004, certain warrants were issued to non-employees for services and were re-measured to conform to the updated Black-Scholes assumptions for 2004.  Previously, the Company used Black-Scholes assumptions for 2003 to measure the stock compensation expense related to warrants issued and services rendered from May 2004 through May 2005. Based on the revised assumptions, Guardian increased its deferred compensation –

consultants balance by $842,400 and amortized from that balance, $526,500 of stock-based compensation expense in 2004, resulting in $315,900 increase in deferred stock compensation.  This resulted in an increase in selling, general and administrative expenses of $526,500, and corresponding increase in net loss of $526,500 for 2004.

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

During the year ended December 31, 2004, and as a result of the recalculation of the embedded put option, the Company beneficially adjusted previously recorded interest expense of $1,043,321, by $15,761, to a total expense of $1,027,560.  Further, on April 28, 2004, all holders of the convertible bridge financing notes elected to convert their outstanding principal and accrued interest into equity, on the same terms and conditions as the private placement, at a price of $1.60 per share.

Cancellation of Warrants Never Issued

During 2004, the Company reversed a warrant transaction in the amount of $145,684 that was recorded but subsequently voided.  During 2004, the Company recorded an impairment of assets acquired with the stock warrants, believing that the transaction had been completed, and then terminated.  Since the entire transaction had been correctly accounted for in 2003, the entry was a duplication of the 2003 entry.  The Company reversed the incorrect 2004 entry which resulted in a decrease in operating net loss for the year.

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

The following table presents the effect of the Restatement on the consolidated financial statements for December 31, 2004 and 2003.

	AS PREVIOUSLY
	REPORTED		RESTATED
	DECEMBER 31, 2004	ADJUSTMENT	DECEMBER 31, 2004

Consolidated Balance Sheet
Common shares subject to repurchase; stated at estimated redemption value - 587,000 shares issued and outstanding at December 31, 2004	$-	$2,044,228	$2,044,228

Consolidated Statement of Operations
Cost of sales	$208,574	$-	$208,574
Impairment of software technology	-	1,498,731	1,498,731
Amortization of intangibles	-	761,650	761,650
Cost of sales	208,574	2,260,381	2,468,955

Operating expenses:
Selling, general and administrative	$4,447,943	$21,396,610	$25,844,553
Impairment of software technology	1,498,731	(1,498,731)	-
Depreciation	31,572	(31,572)	-
Amortization of intangibles	974,624	(974,624)	-
Amortization of stock compensation	20,771,248	(20,771,248)	-
Total operating expenses	27,724,118	(1,879,565)	25,844,553

Interest expense	1,043,321	(15,761)	1,027,560

Net loss	$(28,855,121)	$(365,055)	$(29,220,176)
Earnings per share - basic and diluted	$(1.44)	$(0.01)	$(1.45)

Consolidated Statement of Cash Flow
Operating Activities:
Net loss	$(28,855,121)	$(365,055)	$(29,220,176)
Adjustment to reconcile net loss - reversal of impairment of stock warrants	145,684	(145,684)	-
Adjustment to reconcile net loss - stock-based compensation expense	20,771,248	526,500	21,297,748
Adjustment to reconcile net loss - non-cash interest expense	1,029,158	(15,761)	1,013,397

Consolidated Statement of Stockholders' Equity
Deferred stock compensation - consultants	$(3,201,966)	$(315,900)	$(3,517,866)
Additional paid-in capital	44,112,739	(1,306,059)	42,806,680
Deficit accumulated	(35,480,783)	(422,268)	(35,903,051)

	AS PREVIOUSLY REPORTED		RESTATED
	DECEMBER 31, 2003	ADJUSTMENT	DECEMBER 31, 2003

Consolidated Statements of Operations
Operating expenses:
Selling, general and administrative	$2,197,042	$4,303,976	$6,501,018
Depreciation	26,734	(26,734)	-
Amortization of stock compensation	4,277,242	(4,277,242)	-
Total operating expenses	6,501,018	-	6,501,018

Interest expense	23,417	57,212	80,629
Net loss	$(6,524,435)	$(57,212)	$(6,581,647)
Earnings per share - basic and diluted	$(0.78)	$(0.01)	$(0.79)

Consolidated Statements of Cash Flow
Operating Activities:
Net loss	$(6,524,435)	$(57,212)	$(6,581,647)
Adjustment to reconcile net loss - bridge note discount	20,417	57,212	77,629

Consolidated Statements of Stockholders' Equity
Stock warrants outstanding	$1,031,424	$(1,031,424)	$-
Additional paid-in capital	21,084,315	(2,092,178)	18,992,137
Deficit accumulated	(6,625,663)	(57,212)	(6,682,875)

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

Cash Equivalents - Cash and cash equivalents are stated at cost, which approximates market, and consists of interest and noninterest bearing accounts at a bank.  Balances may periodically exceed federal insurance limits.  The Company does not consider this to be a significant risk.  The Company considers all highly liquid debt instruments with initial maturities of 90 days or less to be cash equivalents.

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

On December 19, 2003, Guardian purchased certain intellectual property (IP) owned by Difference Engines, including but not limited to certain compression software technology described as Difference Engine’s Visual Internet Applications or DEVision, as well as title and interest in the use of the name and the copyright of Difference Engines.  This transaction was accounted for as an asset acquisition.  The purchase price for these assets was allocated to acquired intangible assets (software).  However, based on a net realizable value analysis as of December 31, 2004, it was determined that the asset is impaired and the Company has taken a $1,498,731 write off, in accordance with the relevant provisions of SFAS 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.”

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

For software arrangements, the Company recognizes revenue according to the AICPA SOP 97-2, “Software Revenue Recognition”, and related amendments.  SOP No. 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements.  Revenue from multiple-element software arrangements is recognized using the residual method, pursuant to SOP No. 98-9, Modification of SOP 97-2, “Software Revenue Recognition, With Respect to Certain Transactions.”  Under the residual method, revenue is recognized in a multiple element arrangement when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement.  The Company allocates revenue to each undelivered element in a multiple element arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately.  Specifically, the Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance offered to customers, which is stated in the contract, and fair value of the installation based upon the price charged when the services are sold separately.  If evidence of the fair value cannot be established for undelivered elements of a software sale, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or vendor-specific objective evidence of fair value can be established.

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

Issuance of Stock for Noncash Consideration

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

As required under SFAS No. 123, the pro forma effects of stock-based compensation on net income and earnings per common share for employee stock options granted have been estimated at the date of grant using a Black-Scholes option pricing model.  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net loss over the options’ vesting period.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

	RESTATED
	YEARS ENDED DECEMBER 31,
	2004	2003

Restated net loss - as reported	$(29,220,176)	$(6,581,647)
Add: stock-based employee compensation expense included in reported net loss	5,708,956	1,285,944
Deduct: stock-based employee compensation expense determined under the fair value based method for all awards	(4,290,731)	(685,451)
Restated pro forma net loss	$(27,801,951)	$(5,981,154)

Restated net loss per common share - basic and diluted	$(1.45)	$(0.79)

Restated pro forma loss per common share - basic and diluted	$(1.38)	$(0.72)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are not transferable.

The following weighted-average assumptions were used for the years ended December 31, 2004 and 2003:

	2004	2003
Risk-free interest rate	4.0%	2.0%
Expected volatility	133.0%	5.0%
Dividend yield	0.0%	0.0%
Expected life	6 years	10 years

Research and Development - Research and development costs incurred in connection with the development of software products that are intended for sale are accounted for in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  Costs incurred prior to technological feasibility being established for the product are expensed as incurred.  Technological feasibility is established upon completion of a detail program design or, in the absence of a detail program design, completion of a working model.  Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value, unless a high-risk development issue exists  Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.  Amortization commences when the product is available for general release to customers, and high-risk development issues are addressed.  During the years ended December 31, 2004 and 2003, Guardian expensed $740,566 and $287,414, respectively.  No amounts were capitalized in either year.

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

Use of Estimates - The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Changes in these estimates and assumptions may have a material impact on the consolidated financial statements.  Certain estimates are particularly sensitive to change in the near term, and include estimates of net realizable value for intangible assets and of the valuation allocation for deferred tax assets.

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

Geographic Information
Year ended December 31, 2004
Revenues:
North America:
Software licenses	$20,000
Maintenance and support fees	-
Total North America	$20,000

United Kingdom:
Software licenses	$-
Maintenance and support fees	80,988
Total United Kingdom	$80,988
Total	$100,988

December 31, 2004
Long-lived assets:
Corporate	$2,201,825
North America	129,165
United Kingdom	187,287
Total	$2,518,277

Long-lived assets consist primarily of goodwill, software, patents, and property and equipment.  Corporate assets represent those assets generating software license revenue in the Americas and the United Kingdom.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which addresses the accounting for share-based compensation transactions.  SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company is evaluating the provisions of this standard.  Depending upon the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company's financial position and results of operations.  The pro forma effect on prior years is disclosed above.

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

NOTE 4.  FINANCING ARRANGEMENTS

Beginning December 8, 2003, and concluding December 19, 2003, the Company entered into a series of purchase agreements with eight individuals under which convertible promissory notes in the aggregate amount of $700,000 and warrants to purchase 311,250 shares of our common stock were issued.  200,000 of the warrants are exercisable during the eighteen (18) month period commencing on the date of issuance at a price of $2.50 per share.  The remaining warrants are exercisable as follows:  (i) 80,000 warrants exercisable during the twenty-four (24) month period commencing on the date of issuance at a price of $2.50 per share, and (ii) 31,250 warrants exercisable during the sixty (60) month period commencing on the date of issuance at a price of $5.00 per share.  The proceeds of the sale of the notes were used by the Company for working capital purposes.  The notes bore interest at 10% per annum and were repayable sixty (60) days after the date of issuance of the notes (maturity date).  The warrants contain certain anti-dilution provisions in the event of a stock dividend, subdivision or our capital stock, capital reorganization, consolidation or merger of Guardian.  The warrants also contain piggy-back registration rights.  The unpaid notes and interest, which were extended for 120 days beyond the maturity date, bore interest at the rate of 18% per annum.  The face amount of the notes was reduced by the relative fair value of the warrants of $202,841 as described above.  This discount was amortized to interest expense over the 60-day term of the notes.  The bridge notes matured during February 2004 and were extended by the note holders for an additional 120 days.  In consideration of the extension of the maturity date of the bridge notes, the Company issued each note holder an additional warrant, on the same terms and conditions as the original warrants, for each of the original 311,250 warrants.  The fair value of the warrants was calculated using the Black-Scholes Model, and the Company recorded $789,300 as an increase in interest expense and additional paid-in capital in 2004.  On April 28, 2004, all holders of the convertible bridge financing notes elected to convert their outstanding principal and accrued interest into equity, on the same terms and conditions as a contemporaneous private placement.  At that time, the note holders converted $700,000 in outstanding principal and $99,185 of accrued interest into 499,480 shares of Guardian common stock (converted at $1.60 per share) and 124,870 stock purchase warrants ($2.65 per share expiring twenty-four [24] months from date of issue).

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

Depreciation expense for 2004 and 2003 was $25,734 and $26,734, respectively.

NOTE 6.  ACQUISITIONS

Difference Engines Corporation

On December 19, 2003, Guardian purchased certain intellectual property (IP) owned by Difference Engines, including but not limited to certain compression software technology described as Difference Engine’s Visual Internet Applications or DEVision, as well as title and interest in the use of the name and the copyright of Difference Engines.  This transaction has been accounted for as an asset acquisition.  The purchase price for these assets has been allocated to acquired technology (software) and amortized on a straight-line basis over 3 years.

Under the terms of the agreement, Guardian issued 587,000 shares of its common stock as consideration for the purchase of the IP, and cancelled a convertible promissory note that Difference Engines had issued to Guardian in the amount of approximately $25,000, representing advances Guardian made to Difference Engines.  The 587,000 shares of common stock are subject to a two (2) year “lock up.”  Guardian has granted Difference Engines’ shareholders piggy-back registration rights for a period of three (3) years commencing on the date of the expiration of the “lock up” period with regard to the shares to be issued in the transaction. Upon expiration of the two (2) year “lock up” period, if the shares are not eligible for resale under Rule 144 and have not been registered under the Securities Act, the holder of the shares may demand redemption of the shares.  The redemption price is to be calculated on the basis of the average of the closing bid and asked prices of Guardian’s common stock for the twenty (20) consecutive business days ending on the day prior to the date of the exercise of the holder’s right of redemption.  The Company reclassified and measured at the estimated contractual redemption value, the 587,000 shares of common stock issued as consideration, from permanent equity to temporary equity.  As shares of common stock are sold by the former shareholders of Difference Engines, and/or the Company registers its outstanding shares of common stock, the then current redemption value of those shares will be reclassified from temporary equity to permanent equity.

During 2004, based on a net realizable value calculation, it was determined that this acquired intangible asset was fully impaired and the Company recognized a write-off of $1,498,731.

Wise Systems, Ltd.

On July 27, 2004, the Company completed the acquisition of Wise Systems Ltd. under the terms of the stock purchase agreement; Guardian acquired all of Wise’s stock from Wise’s two shareholders, Martin Richards and Susan Richards.  Guardian paid to Wise’s two stockholders an aggregate of $1,929,500 in cash and issued to them shares of Guardian Technologies’ common stock in the amount of $500,000.  $929,500 of the cash purchase price was paid at closing and the remaining $1,000,000 of the cash purchase price was paid by means of the issuance of an interest bearing promissory note due 90 days after closing.  The deferred portion of the cash purchase price was paid upon maturity of the promissory note.  Guardian issued an aggregate of 106,739 shares of its common stock as the stock portion of the purchase price. The shares were valued on the basis of the average high and low sales prices of the stock for the 30 business day period which ended two days prior to the closing of the transaction.  At closing, the shares were deposited in escrow and are subject to forfeiture in the event Guardian Healthcare Systems Division does not achieve certain revenue thresholds over the three years following closing.  Fair value of the additional contingent consideration will be recognized as an additional purchase price, and appropriately allocated to goodwill, once the contingency has been resolved. The shares of stock are subject to a three year lock-up.  In addition, Guardian repaid as part of the purchase price an outstanding loan of one of the directors of Wise in the amount of $79,500. At closing, the co-founder of Wise, Mr. Martin Richards, entered into an employment agreement with Guardian as Vice President of European Operations for a period of two years following closing at a base salary of $210,250 per annum. Also, Mr. Martin Richards and Ms. Susan Richards have resigned their positions as officers of Wise and as members of Wise’s Board of Directors and have entered into non-compete agreements with Guardian Technologies for a period of three years following closing. Furthermore, effective as of the closing, Mr. Martin Richards was released from personal guarantees of certain of Wise’s bank debt obligations and of Wise’s real property lease obligations.

The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

SUMMARY OF ASSETS ACQUIRED AND LIABILITIES ASSUMED
Cash	$ 609
Accounts receivable	89,513
Other current assets	725
Equipment, net	55,225
Goodwill	119,191
Intangible assets, net	2,264,630
Total assets acquired	$ 2,529,893
Accounts payable	$ 299,501
Total liabilities assumed	299,501
Net assets acquired	2,230,392
Less cash acquired	609
Net cash paid, including $150,000 deposit	$ 2,229,783

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

Pro forma information (unaudited):

	Restated Year ended December 31, 2004	Restated Year ended December 31, 2003

Revenues	$ 326,351	$ 345,603
Net loss	(29,430,103)	(7,082,424)
Basic and diluted net loss per common share	$ (1.47)	$ (0.85)
Weighted average common shares	20,086,798	8,314,785

NOTE 7.  STOCKHOLDERS’ EQUITY

Unless otherwise indicated, fair value is determined by reference to the price the stock traded at on the measurement date, which may not be the date the equity instrument was issued.  Stock options included in stockholders’ equity for employees reflect only those issued at an exercise price less than fair value, in accordance with the provisions of APB 25.  Generally, the measurement date for employee stock compensation is the grant date.  In the case of outside consultants, stock-based compensation is measured using the Black Sholes method, and the measurement date is the date at which their performance is complete.  This total cost is first reflected as deferred compensation in stockholders’ equity (deficit), and then amortized to compensation expense on a straight-line basis over the period over which the services are performed.  When the measurement date is not the date of grant, the total cost is remeasured at the end of each reporting period based on the estimated fair value on that date, and the amortization is adjusted in accordance with EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Stock-based compensation was measured under the Black-Scholes method using the following assumptions:

Volatility

133%

Interest Rates

1.38%

Life

as described in the following section.

Common Stock

Pursuant to the terms of a placement agreement, dated December 22, 2003, as amended February 27, 2004, the Company engaged Berthel Fisher & Company Financial Services, Inc. (“Berthel Fisher”) to act as the Company placement agent in connection with a contemplated private offering of our securities exclusively to certain “accredited investors” pursuant to Rule 506 of Regulation D under the Securities Act.  Under the terms of the offering, investors received units of securities, each unit consisting of four shares of common stock and one common stock purchase warrant to purchase one share of common stock exercisable at a price of $2.65 per share during an eighteen month period following the initial closing.  The Company paid or issued the following compensation to Berthel Fisher for its services as placement agent in connection with the offering: (i) 199,800 shares of common stock; (ii) placement agent’s warrants to purchase 10% of the shares issued in the offering (excluding the shares underlying the Class A Warrants) for an aggregate of 499,502 warrants; (iii) investment banking fees, commissions and reimbursable expenses in the aggregate amount of approximately $766,000.  The placement agent’s warrants are exercisable at a price of $1.92 per share for a period of five years from the date of issuance; contain certain piggyback registration rights and a cashless exercise provision.

During April and May 2004, the Company closed a $7,992,015 private placement of 4,995,010 shares and 1,248,752 warrants.  The securities were placed by Berthel Fisher.  The offering generated net proceeds of $7,188,634 after deducting commissions, investment banking fees, and legal expenses of $803,381.

The table below details the investment transactions that occurred:

		Shares	Warrants		Cash
	Amount	Issued to	Issued to	FMV of	Paid for	Net
Date	Invested	Investors	Investors	Warrants	Expenses	Proceeds

Mar 24	$195,194	121,996	30,499	$37,654	$30,612	$164,582
Apr 02	185,498	115,936	28,984	57,968	16,725	168,773
Apr 20	275,072	171,920	42,980	207,593	34,795	240,277
Apr 27	656,960	410,600	102,650	896,135	59,156	597,804
May 3	2,100,752	1,312,970	328,243	1,716,706	189,098	1,911,654
May 14	4,578,540	2,861,588	715,397	1,917,264	472,995	4,105,545
	$7,992,015	4,995,010	1,248,752	$4,833,320	$803,381	$7,188,634

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

On December 8, 2004, the Company entered into a Stock Subscription Agreement with investors totaling approximately $1,000,000. This transaction was recorded in the equity section of the balance sheet as a stock subscription receivable and unissued common stock.  Subsequent to December 31, 2004, the Company issued, under the Stock Subscription Agreement, an aggregate of 500,000 shares of common stock to certain accredited investors for proceeds to the Company of approximately $1,000,000.

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

The Company also designated an aggregate of 1,170 shares of our preferred stock as Series B Convertible Preferred Stock, $0.20 par value per share (“Preferred B”).  Holders of Preferred B shares are not entitled to receive dividends, to vote their shares (except as required by Delaware law), or to any preemptive rights.  Holders are entitled to a liquidation preference of $0.20 per share and an automatic conversion of each Preferred B share into 1,000 shares of common stock (subject to certain anti-dilution adjustments) upon the Company obtaining shareholder approval for an increase in the number of common shares authorized.  Shares of Preferred B are not otherwise convertible.  At the date of the reverse acquisition all of the Preferred B shares had been committed to consultants.  The Company issued the Preferred B shares as follows:  (i) 690 shares for investor relations services, and (ii) 480 shares for marketing and sales initiatives within the life sciences market.  These shares were converted to common stock effective February 13, 2004.

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

During December 2003, the Company issued an aggregate of 311,250 warrants to purchase our common stock in connection with the issuance of our bridge notes.  The warrants are exercisable at prices ranging from $2.50 to $5.00 per share for a period ranging from eighteen (18) months to five (5) years from the issue date.  The warrants contain certain anti-dilution provisions in the event of a stock dividend, subdivision or our capital stock, capital reorganization, consolidation or merger of Guardian.  The warrants also contain piggy back registration rights.  The bridge notes matured during February 2004 and were extended by the note holders for an additional 120 days.  In consideration of the extension of the maturity date of the bridge notes, the Company issued each note holder an additional warrant, on the same terms and conditions as the original warrants, for each of the original 311,250 warrants.

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

The table below represents all of the Company’s outstanding warrants at December 31, 2004.

	Expiration Date	Exercise Price	Number of Warrants Granted and Outstanding
Placement agent	Oct 14, 2008	$1.95	16,320
	Nov 24, 2008	$1.95	5,480
	Mar 23, 2009	$1.92	12,200
	Apr 1, 2009	$1.92	11,594
	Apr 19, 2009	$1.92	17,192
	Apr 26, 2009	$1.92	41,060
	May 2, 2009	$1.92	131,297
	May 13, 2009	$1.92	286,159
			521,302

Bridge noteholders	Jun 7, 2005	$2.50	200,000
	Jun 10, 2005	$2.50	100,000
	Jun 18, 2005	$2.50	100,000
	Dec 18, 2005	$2.50	160,000
	Dec 7, 2008	$5.00	62,500
	Oct 27, 2005	$2.50	124,870
			747,370

Private placement investors	Sep 23, 2005	$2.65	1,248,752
	Feb 25, 2009	$2.65	65,000
	Sep 25, 2005	$2.65	17,031
	Oct 1, 2005	$2.65	3,625
			1,334,408

Consultant compensation	May 19, 2007	$5.00	250,000

Total outstanding warrants			2,853,080

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

Stock option activity is as follows:

	Weighted Average Exercise Price	Number of Options (Restated)
Outstanding January 1, 2003	$-	-
Granted ($.36 - $1.25)	$0.45	2,080,000
Exercised	$-	-
Cancelled	$-	-
Outstanding December 31, 2003	$0.45	2,080,000

Outstanding January 1, 2004	$0.45	2,080,000
Granted ($2.25 - $4.10)	$1.38	3,222,800
Exercised	$0.58	(270,000)
Cancelled	$0.81	(600,000)
Outstanding December 31, 2004	$1.24	4,432,800

Exercisable at December 31, 2004	$0.78	1,739,000
Vesting in 2005	$1.18	2,270,800
Vesting in 2006	$3.62	423,000
Vesting in 2007	$-	-
Vesting in 2008	$-	-
	$1.24	4,432,800

The following table summarizes additional information about stock options outstanding at December 31, 2004:

	Options Outstanding (Restated)			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Yrs)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.36 - $0.50	3,310,000	8.83	$0.47	1,510,000	$0.44
$1.25	19,000	9.13	1.25	19,000	1.25
$3.00 - $4.10	1,103,800	9.00	3.56	210,000	3.48
	4,432,800	8.87	$1.25	1,739,000	$0.78

Common Shares Reserved – At December 31, 2004, shares of common stock reserved for future issuance were as follows:

Outstanding stock options (Restated)	4,432,800
Stock options available for grant	25,260,000
Warrants to purchase common stock	2,853,000
32,545,800

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

	As of December 31, 2004
	Gross Cost	Accumulated Amortization	Net
Intangibles with indefinite lives:
Goodwill	$126,472	$-	$126,472

Intangibles with finite lives:
Software technology	$2,442,196	$201,123	$2,241,073
Patent acquisition costs	9,333	254	9,079
	$2,451,529	$201,377	$2,250,152

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

NOTE 9.  INCOME TAXES

There is no benefit or provision from income taxes reflected in the accompanying financial statements.  Reconciliation between the provision for income taxes computed by applying the statutory Federal income tax rate and the provision for income taxes is as follows:

YEAR ENDED DECEMBER 31	2004 Restated		2003 Restated

Federal benefit at statutory rate	$(9,720,541)	35%	$(2,237,760)	34%
Increase (decrease) due to:
State benefits, net of federal benefits	(1,132,157)	4%	(260,633)	4%
Difference in valuation stock based compensation	4,247,724	-15%	345,128	-5%
Stock option exercises	1,890,771	-7%	488,144	-8%
Equity in loss of subsidiary	200,294	-1%	0	0%
Other	11,199	0%	11,207	0%
Valuation allowance	4,502,710	-16%	1,653,914	-25%
Provision for income taxes	$ -	0%	$ -	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s net deferred tax assets as of December 31, 2004 are as follows:

2004 Restated
Deferred tax assets:
Accrued salaries	$ 33,672
Accrued leave	-
Depreciation and amortization	851,054
Net operating loss carryforwards, not yet utilized	5,310,280
Total deferred tax assets	6,195,006
Valuation allowance for deferred tax assets	(6,195,006)
Net deferred tax assets	$ -

For income tax purposes, the Company has a net operating loss carryforward of approximately $13,989,147 at December 31, 2004 that, subject to applicable limitations, may be applied against future taxable income.  If not utilized, the net US operating loss carryforward will begin to expire in 2023.

NOTE 10.  CONTINGENCIES

On July 29, 2004, the Company filed a complaint in the Circuit Court for Montgomery County, Maryland, against Difference Engines Corporation (“DEC”), Mr. Walter Ludwig and Mr. Victor T. Hamilton arising from certain claims asserted by Mr. Thomas Bentsen against the Company in connection with the transfer of certain assets by DEC to the Company pursuant to an Asset Purchase Agreement, dated October 23, 2003 as amended (the “Asset Purchase Agreement”).  Effective December 17, 2004, the Company, DEC, and Messrs. Ludwig and Hamilton entered into a settlement agreement and release and subsequently filed a stipulation of dismissal in this case. The settlement agreement provided that the defendants are prohibited from distributing or disposing of the 587,000 shares of Company stock that DEC received pursuant to the Asset Purchase Agreement, unless, under certain specified conditions, the defendants shall pay any judgment or settlement arising from certain claims by others against the Company or the Company’s assets from the sale of such shares. For the purpose of paying such judgment or settlement, the Company agreed to release

58,700 of such shares from the two year lock up provision to which such shares are subject under the Asset Purchase Agreement to permit the resale of such shares. The defendants have agreed to indemnify the Company regarding such claims. The Company agreed to pay Mr. Ludwig $22,676 of payments otherwise unpaid under an agreement with Mr. Ludwig. The defendants executed a release in favor of the Company.

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

NOTE 11.  EMPLOYMENT AGREEMENTS

The Company entered into employment agreements with Mr. Dishaw and Mr. Trudnak.  Mr. Dishaw’s employment agreement commenced on October 23, 2002, and Mr. Trudnak’s employment agreement commenced on January 1, 2003.  The Company amended those agreements effective December 10, 2004. The amended agreements are for a three year term commencing June 26, 2003, and are renewable for one year terms.  The employment agreements provide for annual compensation to Messrs. Dishaw and Trudnak of $275,000.  The agreements provide for incentive compensation and/or bonuses as determined by Guardian, participation in Guardian’s stock option plan, and participation in any Guardian employee benefit policies or plans.  The employment agreements may be terminated upon the death or disability of the employee or for cause.  In the event the agreements are terminated by us other than by reason of the death or disability of the employee or for cause, the employee is entitled to payment of his base salary for one year following termination.  The employee may terminate the agreement on 30 days’ prior notice to Guardian. Each employee has entered into an employee proprietary information, invention assignment and non-competition agreement, pursuant to which the employee agrees not to disclose confidential information regarding Guardian, agrees that inventions conceived during his employment become the property of Guardian, agrees not to compete with the business of Guardian for a period of one year following termination of employment, and agrees not to  solicit employees or customers of Guardian following termination of employment.

The Company also entered into employment agreements with Mr. Darrell E. Hill, Vice President, Program Management, and Mr. Steve Lancaster, Vice President, Business Development which we amended December 10, 2004.  The amended agreements are essentially the same as the agreements with Messrs. Dishaw and Trudnak, except that the agreements provide for base salaries of $125,000 per annum.

The Company also entered into an employment agreement with Mr. Donovan, Chief Financial Officer of Guardian.  Mr. Donovan’s employment agreement is essentially the same as the agreements with Messrs. Dishaw and Trudnak, except that Mr. Donovan’s agreement provides for a base salary of $150,000 per annum.  Further, if Mr. Donovan terminates his employment agreement by reason of: a change in the location of his workplace beyond a 50 mile radius of Guardian’s principal address; a material reduction in his responsibilities or number of persons reporting to him; a material demotion; or an adverse change in his title, Mr. Donovan is entitled to be paid his base salary for one year following any such termination.  Also, in the event of a change in control of Guardian and, within 12 months of such change of control, his employment is terminated by the acquirer or one of the events in the immediately preceding sentence occurs, Mr. Donovan is entitled to be paid his base salary for eighteen months from the date of such termination or event.  A “change of control” would include the occurrence of one of the following events:

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

On August 4, 2003, Guardian entered into an employment agreement with Ruth Taylor pursuant to which Mrs. Taylor is employed as an accountant.  Mrs. Taylor is the adult daughter of Mr. Robert A. Dishaw, President, Chief Operating Officer, a director and principal stockholder of Guardian.  The employment agreement provides for an annual base salary of $60,000 per annum.  The agreement is for a term of one year and is automatically renewed for one year terms unless earlier terminated.  The agreement provides for an annual performance bonus as determined by Guardian, participation in Guardian’s stock option plan, and participation in Guardian’s benefit policies and plans.  The agreement provides for the issuance pursuant to Guardian’s stock option plan of 100,000 non-qualified stock options vesting immediately and exercisable at a price of $.50 per share, and 100,000 non-qualified stock options vesting one year from the anniversary date of employee’s employment and exercisable at a price of $.50 per share.  The agreement may be terminated upon the death or disability of employee or for cause.  If the employee is terminated by reason of death, disability (except as noted below) or for cause, no further compensation is payable to employee.  If employee is terminated other than by reason of death, disability or cause, or if no disability insurance is provided and employee becomes disabled, employee is entitled to be paid her base salary for six months.  Employee may terminate her employment agreement on 30 days’ prior written notice.  The Company also entered into a non-competition, confidentiality, proprietary rights and non-solicitation agreement (proprietary information agreement) with Mrs. Taylor, pursuant to which employee has agreed not to disclose confidential information regarding Guardian, agreed that proprietary rights conceived during her employment are the property of Guardian, and agreed not to solicit Guardian’s customers or attempt to hire Company employees for twelve months following termination of her employment.  The employment agreement provides for arbitration in the event of any dispute arising out of the employment agreement or employee’s employment, other than disputes under the proprietary information agreement. During 2004, Guardian granted to Mrs. Taylor 10,000 incentive stock options at an exercise price of $3.60.

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

On November 23, 2004, the stockholders approved an amendment to the Certificate of Designations, Preferences and Rights of our Series A Convertible Preferred Stock pursuant to which each outstanding share of Series A Convertible Preferred Stock automatically converted into 1,000 shares of common stock.  Effective November 30, 2004, and without further action of the board or such stockholders, Mr. Dishaw received, upon conversion of all of the shares of Series A Convertible Preferred Stock owned beneficially and of record by him as of that date, an aggregate of 2,212,000 shares of common stock of Guardian, and Mr. Trudnak received, upon conversion of all of the shares of Series A Convertible Preferred Stock owned beneficially and of record by him as of that date, an aggregate of 1,885,000 shares of common stock of Guardian.

NOTE 13.  OPERATING LEASES

On February 1, 2005, the Company entered into a lease for its headquarters building in Herndon, Virginia.  The office is comprised of 15,253 square feet of office and laboratory space.  The lease is for a term of sixty-three (63) months at an annual base rental rate of $266,928, subject to annual rental escalation of 2.5%.  The Company believes that the facilities will be adequate for its needs for the next 60 months.  The lease terms include a security deposit of $88,976, which amount constitutes four months of rent.  Upon the occurrence of a "Material Financial Event" (defined as Guardian receiving an equity investment of $8 million dollars or greater whereby the net proceeds from the investment divided by the current cash burn rate is greater than 12; or achieving $2.5 million in annual revenue) and provided no default has occurred under the lease beyond the expiration of any applicable grace period, the security deposit shall be reduced by $22,244 and will be returned to Guardian within twenty (20) days after Guardian provides confirmation to the landlord of the foregoing Material Financial Event.  In addition, if the Material Financial Event has occurred and provided no default has occurred under the lease beyond the expiration of any applicable grace period for the twelve month period after the Material Financial Event, then the security deposit shall be further reduced by $22,244.  Moreover, if the Material Financial Event has occurred and provided no default has occurred under the lease beyond the expiration of any applicable grace period for the twenty-four month period after the Material Financial Event, then the security deposit shall be further reduced by $22,244, leaving a security deposit balance of $22,244, one month’s rent.

The future minimum obligations under these arrangements are as follows:

For the year ending December 31	Property Leases
2005	$ 215,882
2006	287,647
2007	294,473
2008	301,451
2009	382,254
Thereafter	123,682
Total	$ 1,605,389

Total rental expense included in the accompanying consolidated statements of earnings in 2004 and 2003 was $187,291 and $64,920, respectively.

NOTE 14.  SUBSEQUENT EVENT

In December 2004, the Company received a subscription for approximately $1,000,000 for the purchase of 500,000 common shares.  The proceeds from the subscription transaction were received in January 2005.