Form 10-Q/A
period 2005-03-31
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2006-09-01
CIK 873198

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to files such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [✓]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a nonaccelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]

Accelerated Filer [ ]

Non-Accelerated Filer  [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [✓]  No [   ]

The number of shares of the registrant’s Common Stock, par value $.001 per share, outstanding as of May 17, 2005, was 28,558,300.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends and restates in its entirety our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as initially filed with the Securities and Exchange Commission (“SEC”) on May 27, 2005.  Guardian Technologies International, Inc. (the “Company”), has filed this Amendment to give effect to the restatement of its consolidated financial statements for the quarters ended March 31, 2005 and 2004 (the “Restatement”).  Management’s decision, with the concurrence of the Audit Committee of the Company’s Board of Directors, to effect the Restatement was made in response to comments received from the staff of the Securities and Exchange Commission (the “SEC”) as part of the staff’s periodic review of our filings, as well as following consultation with our former independent registered public accountants, Aronson & Company, and our current independent registered public accountants, Goodman & Company, L.L.P.

As discussed in more detail in Note 2 of the notes to the consolidated financial statements, the Company is restating its consolidated financial statements for the periods ended December 31, 2004 and 2003, and for the periods ended March 31, 2005 and 2004, to give effect to certain adjustments to correct the way we apply certain accounting principles to convertible financial instruments (common stock purchase warrants and convertible notes) and equity instruments with certain redemption rights issued by the Company; the revaluation of certain stock purchase warrants to estimated fair value; and to reclassify certain stock-based compensation expenses to selling, general and administrative expense.  Certain embedded derivative instruments within agreements we entered into related to our convertible note financing require bifurcation and separate valuation under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  The application of SFAS 133 requires certain derivative instruments to be bifurcated and resulted in a restatement to the Company’s consolidated financial statements to properly reflect such convertible debt and embedded conversion features.  Further, the Company has reclassified and valued, based on the contractual redemption value, shares of our common stock issued as compensation pursuant to an asset purchase agreement, from permanent equity to temporary equity.  These restatements affected changes in all of the consolidated financial statements.

We are also herein amending certain disclosures in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Part I Item 4. Controls and Procedures.

In addition to the changes described above, Part II, Item 6. Exhibits is hereby amended to include certifications of the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment.

This Amendment continues to speak as of the date of our report on Form 10-Q.  Except as set forth above, this Amendment does not update the disclosures affected after May 27, 2005, or modify or update those disclosures by subsequent events.  Accordingly, you should read this Amendment together with amendments to our reports covering subsequent periods, as well as other documents we have filed with the SEC.  The filing of this Amendment is not a representation that any statements contained in the original report, or this Amendment are true and complete as of any date subsequent to the date of the Form 10-Q.  The filing of this Amendment shall not be deemed an admission that the Form 10-Q, when made, contained any untrue statement of material fact or omitted to state a material fact necessary in order to make the statements made therein, in the light of the circumstances under which they were made, not misleading.

TABLE OF CONTENTS

TABLE OF CONTENTS

3

PART I - FINANCIAL INFORMATION

4

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

4

Consolidated Balance Sheets

4

Consolidated Statements of Operations

5

Consolidated Statements of Cash Flows

6

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

8

NOTE 1.  Organizational Matters

8

NOTE 2.  Restatement

9

NOTE 3.  Significant Accounting Policies

12

NOTE 4.  Acquisitions

14

NOTE 5.  Goodwill And Intangible Assets

14

NOTE 6.  Stockholders’ Equity

15

NOTE 7.  Legal Proceedings

15

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

34

ITEM 4.  CONTROLS AND PROCEDURES

34

PART II – OTHER INFORMATION

35

ITEM 1.  LEGAL PROCEEDINGS

35

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

36

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

36

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

36

ITEM 5.  OTHER INFORMATION

37

ITEM 6.  EXHIBITS

37

SIGNATURES

39

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	RESTATED	RESTATED
	MARCH 31, 2005	DECEMBER 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$ 392,399	$ 925,999
Accounts receivable	174,055	59,312
Other current assets	65,054	25,184
Prepaid expenses	146,900	303
Total current assets	778,408	1,010,798

Equipment, net	250,439	132,772

Other Assets:
Deposits	136,029	8,881
Goodwill	123,373	126,472
Intangible assets, net	2,114,232	2,250,152
Total assets	$ 3,402,481	$ 3,529,075

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 622,542	$ 278,439
Accrued expenses	139,986	132,306
Deferred revenue	178,342	59,556
Total current liabilities	940,870	470,301

Common shares subject to repurchase; stated at estimated redemption value; 528,300 shares outstanding at March 31, 2005; 587,000 shares outstanding at December 31, 2004	1,839,982	2,044,228

Stockholders' Equity
Common stock, $0.001 par value -
Authorized - 200,000,000 shares
Issued and outstanding at March 31, 2005 - 28,558,300
Issued and outstanding at December 31, 2004 - 28,042,320	28,559	28,043
Stock subscription receivable	-	(999,638)
Accumulated comprehensive income	69,847	111,628
Deferred stock compensation - employee	(813,750)	(1,511,250)
Deferred stock compensation - non-employee	(933,131)	(3,517,866)
Additional paid-in capital	42,951,285	42,806,680
Deficit accumulated	(40,681,181)	(35,903,051)
Total stockholders' equity	621,629	1,014,546

Total liabilities and stockholders' equity	$ 3,402,481	$ 3,529,075

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2005 RESTATED	2004 RESTATED

Net revenues	$ 54,184	$ -

Cost of sales	171,989	190,413

Gross profit (loss)	(117,805)	(190,413)

Selling, general and administrative	4,663,539	4,370,237

Operating loss	(4,781,344)	(4,560,650)

Other income (expense):
Interest income	3,214	-
Interest expense	-	(1,002,765)
Total other income (expense)	3,214	(1,002,765)

Net loss	$ (4,778,130)	$ (5,563,415)

Loss per common share:
Basic and diluted	$ (0.17)	$ (0.39)

Weighted average number of shares used in computing basic and diluted net loss per share:	28,480,401	14,394,426

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2005 RESTATED	2004 RESTATED

OPERATING ACTIVITIES:
Net loss	$ (4,778,130)	$ (5,563,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	133,862	192,354
Stock-based compensation expense	3,091,537	3,515,848
Non-cash interest expense	-	1,002,765
Foreign currency translation adjustment	18,601	-
Changes in operating assets and liabilities:
Accounts receivable	(116,999)	-
Other current assets	(39,871)	-
Prepaid expenses	(146,597)	-
Deposits	(127,148)	141,340
Accounts payable	345,191	253,502
Accrued expenses	7,680	-
Deferred revenue	121,074	-
Net cash used in operating activities	(1,490,800)	(457,606)

INVESTING ACTIVITIES:
Purchase of equipment	(130,090)	(4,596)
Investment in patents	(40,143)	-
Net cash used in investing activities	(170,233)	(4,596)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,131,211	228,581
Net cash provided by financing activities	1,131,211	228,581

Effect of exchange rate changes on cash and cash equivalents	(3,778)	-

Net change in cash and cash equivalents	(533,600)	(233,621)

Cash and cash equivalents at the beginning of the period	925,999	319,229

Cash and cash equivalents at the end of the period	$ 392,399	$ 85,608

Supplemental schedule of cash flow information:
Common stock subject to repurchase, derivative liability	$ 204,246	$ -

See notes to consolidated financial statements.

NOTES REGARDING FORWARD-LOOKING STATEMENTS

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

Words such as “believe,” “anticipate,” “plan,” “expect” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including factors described in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section entitled Factors That May Affect Our Future Results in this report.  Other factors besides those described in this report could also affect actual results.  You should carefully consider the factors described in the section entitled Factors That May Affect Our Future Results in evaluating our forward-looking statements.

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

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

NOTE 1.  Organizational Matters

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

Guardian understands the challenges facing our clients such as staffing shortages, declining revenues, declining reimbursements, integration complexities, information accuracy across systems, and competitive pressures.  The Company develops solutions and services to help clients meet those challenges head on by accelerating their productivity so they can work more efficiently with the same staff.

The Company markets its products and services to two primary markets:  the U.S. government and the health care industry.  As opportunities present themselves in other vertical markets, the Company will assess the size of the opportunity, the resources required to successfully complete the opportunity, and the ongoing market for the developed technology or solution.  Guardian’s business model is predicated on meeting client expectations, managing client relationships, and providing comprehensive solutions to meet client IT needs.

Basis of Presentation

The accompanying unaudited financial statements as of March 31, 2005, and for the three month periods ended March 31, 2005 and 2004, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including Form 10-Q, Regulation S-K and Regulation S-X.  The information furnished herein reflects all normal recurring adjustments, which are necessary, in the opinion of management, for a fair statement of the results for the interim periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with Guardian’s amended Annual Report filed on Form 10-KSB/A for the fiscal year ended December 31, 2004.  Interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

These unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s independent registered public accounting firm’s report on the restated consolidated financial statements included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2004, contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

Financial Condition and Going Concern Uncertainties

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

The Company is currently seeking additional financing to expand marketing efforts, product development, and for acquisitions. There can be no assurance that such funds will be available to the Company or that the marketing and product development efforts, or acquisition strategy will be successful.

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

NOTE 2.  Restatement

The Company restated the unaudited consolidated financial statements as of March 31, 2005 and 2004, and certain disclosures in notes to the consolidated financial statements have been restated to reflect the Restatement adjustments.  In the Restatement, we have:

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

During the period ended March 31, 2005, the previous shareholders of Difference Engines sold 58,700 shares and we reduced the temporary equity account and increased the permanent equity account by the estimated redemption value of the shares, $204,246.  Therefore, the redemption value at March 31, 2005 is $1,839,982.

Reclassified from Permanent Equity to Derivative Liabilities, Warrants Issued to a Placement Agent and Convertible Note Holders and Others, Resulting from Insufficient Authorized and Unissued Shares of Common Stock

During the year ended December 31, 2003, the Company issued to its placement agent, to the note holders, and to other service providers, warrants for the purchase of common stock.  At December 31, 2003, the Company did not have sufficient authorized and unissued shares of common stock to satisfy all of its outstanding conversion requirements.  Paragraph 20 of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” requires that a company have sufficient authorized and unissued shares available to settle contracts, after considering all other commitments that may require the issuance of stock during the maximum period the derivative contract could remain outstanding, in order to classify the derivative contract as equity.  Sufficient shares were not available until February 13, 2004.  Accordingly, the Company calculated the fair value of each derivative instrument, $1,131,415, and recorded this value as a derivative liability on the consolidated balance sheet as of December 31, 2003.

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

Revalued the Components of a Convertible Debt Instrument that Contained an Embedded Derivative

During December 2003, Guardian entered into a series of purchase agreements under which convertible promissory notes in the aggregate amount of $700,000 and warrants to purchase 311,250 shares of the Company’s common stock were issued.  The notes bore interest at 10% per annum and were repayable sixty (60) days after the date of issuance (maturity date).  The outstanding principal and interest are convertible into equity securities based on the terms of a future financing.   Absent a future financing, the outstanding principal and interest are convertible into equity securities at a price of $1.50 per share.  Guardian analyzed the transaction and the associated embedded conversion features and determined that all three criteria for bifurcating an embedded conversion feature, as detailed in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” have been met.  Based on this finding the Company bifurcated the components of the hybrid instrument (the convertible debt) into: (1) the host contract (an interest-bearing note) and (2) the embedded derivative (a put option on the Company’s stock).  SFAS 133 requires that a bifurcated embedded derivative be separated from the host contract and measured at fair value.  Guardian estimated the fair value of the host contract by subtracting the fair value of the embedded put option from the fair value of the convertible note.   As a result, the Company increased its interest expense by $57,212 for 2003, and allocated the fair value of the hybrid instrument ($700,000) as follows: (1) $202,841 to the host contract and (2) $497,159 to derivative liability – embedded conversion feature.  Therefore, the Company increased interest expense in the restatement for the quarter ended March 31, 2004 by $58,787.

During the year ended December 31, 2004, and as a result of the recalculation of the embedded put option, the Company beneficially adjusted previously recorded interest expense of $1,043,321, by $15,761 to a total expense of $1,027,560.  Further, on April 28, 2004, all holders of the convertible bridge financing notes elected to convert their outstanding principal and accrued interest into equity, on the same terms and conditions as a contemporaneous the private placement.  Total interest expense recognized during the period ended March 31, 2004 was $1,002,765.

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

Reclassification of Stock-Based Compensation to Selling, General & Administrative

The previously reported statements of operations segregated on a separate line stock-based compensation expense from selling, general and administrative expense.  With this Restatement of the consolidated financial statements, the Company added the stock-based compensation expense to selling, general and administrative expense for presentation purposes.  The stock-based compensation expense for the quarter ended March 31, 2005 and 2004 was $3,091,537 and $3,515,848 respectively.

Reclassification of Depreciation Expense to Selling, General & Administrative

The previously reported statements of operations segregated depreciation and amortization expense from selling, general and administrative expense.  With this Restatement of the consolidated financial statements, the Company added the depreciation expense to selling, general and administrative expense for presentation purposes.  The depreciation and amortization expense was $12,334 and $1,941 for the quarter ended March 31, 2005 and 2004 respectively.

Reclassification of Amortization of Intangible Assets to the Cost of Sales

The previously reported statements of operations included the impairment of software technology and the amortization of intangible assets in selling, general and administrative expense.  With this Restatement of the consolidated financial statements, the Company added the amortization of intangible assets expense for the quarter ended March 31, 2004 of $190,413 to cost of sales for presentation purposes.

The following table shows the impact of these restatements on the consolidated financial statements at March 31, 2005 and 2004:

	THREE MONTHS ENDED MARCH 31, 2005
	AS PREVIOUSLY REPORTED	RESTATEMENT ADJUSTMENT	RESTATED
Consolidated Balance Sheet
Common shares subject to repurchase; stated at estimated redemption value; 587,000 shares issued; 528,300 shares outstanding	$-	$1,839,982	$1,839,982

Consolidated Statement of Operations
Operating expenses:
Selling, general and administrative	$1,559,667	$3,103,872	$4,663,539
Depreciation	11,883	(11,883)	-
Amortization of intangibles	451	(451)	-
Amortization of stock compensation	2,880,938	(2,880,938)	-
Total operating expenses	$4,452,939	$210,600	$4,663,539
Net loss	$(4,567,530)	$(210,600)	$(4,778,130)
Earnings per share - basic and diluted	$(0.16)	$(0.01)	$(0.17)

Consolidated Statement of Cash Flow
Operating Activities:
Net loss	$(4,567,530)	$(210,600)	$(4,778,130)
Stock-based compensation expense	2,880,938	210,600	3,091,538

Consolidated Statement of Stockholders' Equity
Deferred stock compensation - non-employee	$(827,831)	$(105,300)	$(933,131)
Additional paid-in capital	44,053,098	(1,101,813)	42,951,285
Deficit accumulated	(40,048,314)	(632,867)	(40,681,181)
Total stockholders' equity	2,461,609	(1,839,980)	621,629

	THREE MONTHS ENDED MARCH 31, 2004
	AS PREVIOUSLY REPORTED	RESTATEMENT ADJUSTMENT	RESTATED
Consolidated Statement of Operations
Cost of Sales	$-	$190,413	$190,413

Operating expenses:
Selling, general and administrative	852,549	3,517,688	4,370,237
Depreciation	192,354	(192,354)	-
Amortization of stock compensation	3,515,847	(3,515,847)	-
Total operating expenses	4,560,750	(190,513)	4,370,237

Interest Expense	(943,978)	(58,787)	(1,002,765)
Net loss	$(5,504,728)	$(58,687)	$(5,563,415)
Earnings per share - basic and diluted	$(0.38)	$(0.00)	$(0.39)

Consolidated Statement of Cash Flow
Operating Activities:
Net loss	$(5,504,728)	$(58,687)	$(5,563,415)
Amortization of bridge note discounts	877,301	125,464	1,002,765
Decrease in other current assets	100	(100)	-
Increase in accrued interest on bridge notes	66,678	(66,678)	-

Consolidated Statement of Stockholders' Equity
Stock warrants outstanding	$856,998	$(856,998)	$-
Additional paid-in capital	22,373,473	(1,250,691)	21,122,782
Deficit accumulated	(12,130,392)	(115,999)	(12,246,391)
Total stockholders' equity (deficit)	682,410	(2,223,588)	(1,541,178)

NOTE 3.  Significant Accounting Policies

Use of Estimates

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Specifically, management has estimated the expected economic life and value of fixed and intangible assets, net operating loss for tax purposes and stock option and warrant expenses related to compensation to employees and directors, consultants and investment banks, and accounting related to convertible notes.  Actual results could differ from those estimates.

Revenue Recognition

Revenues are derived primarily from the sublicensing and licensing of computer software, installations, training, consulting, software maintenance and sales of PACS, RIS and RIS/PACS solutions.  Inherent in the revenue recognition process are significant management estimates and judgments, which influence the timing and amount of revenue recognized.

For software arrangements, we recognize revenue according to the AICPA SOP 97-2, “Software Revenue Recognition,” and related amendments.  SOP No. 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements.  Revenue from multiple-element software arrangements is recognized using the residual method, pursuant to SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”  Under the residual method, revenue is recognized in a multiple element arrangement when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement.  We allocate revenue to each undelivered element in a multiple element arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately.  Specifically, we determine the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance offered to customers, which is stated in the contract, and fair value of the installation based upon the price charged when the services are sold separately.  If evidence of the fair value cannot be established for undelivered elements of a software sale, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or vendor-specific objective evidence of fair value can be established.

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

Foreign Currency Translation

The accounts of the Company’s foreign subsidiaries are maintained using the local currency as the functional currency.  For subsidiaries, assets and liabilities are translated into U.S. dollars at the period-end exchange rates, and income and expense accounts are translated at average monthly exchange rates.  Net gains or losses from foreign currency translation are excluded from operating results and are accumulated as a separate component of stockholders’ equity.

Loss per Common Share

Basic net loss per share is calculated using the weighted-average number of shares of common stock outstanding, including restricted shares of common stock. The effect of common stock equivalents is not considered as it would be anti-dilutive.

Intangible Assets

Intangible assets consist of acquired software and patents.  The acquired software is being amortized on a straight-line basis over 5 years.  Patent acquisition costs pertaining to the PinPoint software have been capitalized and are being amortized over the 20 year legal life of the patents.  The Company evaluates the periods of amortization continually to determine whether later events or circumstances warrant revised estimates of useful lives.

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

Stock-based Compensation

The Company measures compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  The Company applies the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure as if the fair value-based method had been applied in measuring compensation expense.  Under APB No. 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.  The Company issued options to purchase shares with a strike price less than fair value that resulted in total compensation expense for the three months ended March 31, 2005 of $697,500.  Total employee stock-based compensation expense for the same quarter ending March 31, 2004 is $642,785.

The Company uses the fair value method for equity instruments granted to non-employees and uses the Black Scholes model for measuring the fair value.  The stock-based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.

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

	Three Months Ended March 31,
	RESTATED 2005	RESTATED 2004
Net loss - as reported	$(4,778,130)	$(5,563,415)
Add: stock-based employee compensation expense included in reported net loss	697,500	642,785
Deduct: stock-based employee compensation expense determined under the fair value based method for all awards	(1,316,524)	(869,721)
Pro forma net loss	$(5,397,154)	$(5,790,351)

Net loss per common share:
As reported, basic and diluted	$(0.17)	$(0.39)

Pro forma, basic and diluted	$(0.19)	$(0.40)

NOTE 4.  Acquisitions

On July 27, 2004, the Company completed the acquisition of Wise Systems Ltd.  The unaudited pro forma consolidated results of continuing operations, as though the acquisition of Wise Systems Ltd. had taken place at the beginning of the periods presented, are as follows:

	Three Months Ended
	2005	2004
Revenue	$54,184	$79,768
Loss from continuing operations	(4,778,130)	(5,596,202)
Net loss per common share - basic and diluted	$(0.17)	$(0.39)
Weighted average common shares	28,480,401	14,394,426

The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition been completed at the beginning of the periods presented or the results which may occur in the future.

NOTE 5.  Goodwill And Intangible Assets

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

NOTE 6.  Stockholders’ Equity

Warrant Exercise - On March 24, 2005, an investor in the 2004 Private Placement exercised 2,343 stock purchase warrants which resulted in the issuance of 2,343 shares of common stock for cash proceeds to the Company of $6,208.

Direct Investment - On January 3, 2005, the Company accepted direct investment from an accredited investor of $75,000 and issued 50,000 shares of common stock.

In January 2005, the Company accepted direct investment, previously subscribed in December 2004, from an accredited investor of $1,000,003 and issued 363,637 shares of common stock.

Employee Stock Option Exercises – During the first quarter of 2005, the Company’s employees exercised 100,000 incentive stock options which resulted in the issuance of 100,000 shares of common stock for cash proceeds to the Company of $50,000.

NOTE 7.  Legal Proceedings

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As more fully described in Note 2 in the Notes to Restated Consolidated Financial Statements of this Form 10-Q/A, the Company has restated its unaudited consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows as of March 31, 2005 and 2004, as previously reported on the Company’s Form 10-Q for the quarter ended March 31, 2005.  The following discussions should be read in conjunction with the information contained in the unaudited consolidated financial statements of the Company and related notes thereto, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition or Plan of Operations set forth in the Company’s Form 10-KSB/A for the year ended December 31, 2004, filed with the Securities and Exchange Commission on September 1, 2006.

General

Guardian Technologies International, Inc. and its subsidiaries are collectively referred to in this Report as the “Company,” “Guardian,” “us,” “we,” or “our.”  Our business objective is to conceive, develop and commercialize intelligent imaging informatics applications, such as computer-aided detection of threat objects in baggage/cargo/on person, and diseases and medical anomalies in medical images.  Our multiple patent-pending core technology has broad-based applications within transportation and facility security (cargo, baggage, and people scans), and healthcare.

The Company was incorporated in the State of Delaware in February 1996.  Prior to our reverse acquisition by RJL Marketing Services Inc., in June 2003, Guardian, through certain subsidiaries, was in the business of (i) fabricating and erecting structural steel for governmental, military, commercial and industrial construction projects through its 50% owned indirect subsidiary Structural Holdings, Inc., (ii) manufacturing and distributing security and safety products, primarily ballistic protective equipment through ForceOne, LLC, of which Guardian indirectly owned a 33% membership interest, and (iii) owning certain real estate properties through Palo Verde, Inc., a wholly owned subsidiary of Guardian.

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

Currently there are no standards within the aviation security marketplace for the testing and validation of software technology solutions.  The marketplace places a premium on the newest innovations in hardware technology, but fails to comprehend how a threat detection software solution could possibly succeed.  Because of that misconception, the marketplace does not currently have standards for the certification of aviation security products other than bulk explosives detection systems and explosives trace detectors, or ETD, which have been developed around chemical analysis and not image analysis.  Our challenge with the PinPoint product is to establish the testing and certification standards, to validate through independent parties the efficacy of PinPoint as an automated threat detection solution, and to convince the appropriate governmental authorities to commit financial resources to purchase PinPoint.  Our initial action to meet the challenge was the execution of a Teaming Agreement with Lockheed Martin.  Through our joint efforts we have been able to establish the necessary testing standards and methods.  While it remains to be seen if our efforts will result in a TSA certification, we have made material strides in the development of PinPoint, the accumulation of a large database of threat and non-threat images, and in the documentation of testing procedures and results.  Further, through our contractual relationships with EGC International, BridgeTech International, and Fowler International we have commenced the marketing and sale of PinPoint to the international community.  These relationships are a significant strategic component of our growth strategy as they provide us the sales and marketing reach that we would not otherwise be able to staff or fund.  These relationships have resulted in two opportunities to-date, each requiring an export license for which Guardian submitted applications with the U.S. Department of Commerce.  Although there can be no assurance, during the fourth quarter of 2005 and the first quarter of 2006 we expect to commence and successfully complete pilot tests in all three locations: Moscow, Shanghai, and Caracas.  Management believes that market acceptance of PinPoint in these three markets as a viable threat detection solution will not only enhance our ability to sell worldwide, but it will open additional opportunities for the development of PinPoint as the intelligent image analysis solution for areas such as target acquisition, satellite remote sensing, and additional opportunities within aviation security such as people portals and cargo scanning.  At the same time, we intend to escalate our efforts with the TSA.  We will work very closely with Lockheed Martin to advance the certification process with TSA.  Additionally, we will solicit the support of politicians and the equipment manufacturers.  While TSA certification is not absolutely essential to the acceptance of Guardian’s PinPoint product, management believes that having TSA certification and a business relationship with the TSA is essential to our strategic growth plans as the relationship represents a material potential contract for baggage scanning applications and future material contracts for additional aviation and transportation security contracts.  Management remains focused on the ongoing development of PinPoint, particularly with respect to test results.  This focus must be even sharper as we enter the pilot test arena where the duration of the pilot test, the conditions under which the pilot test is conducted, and the definition of success and failure will vary country-by-country.  Market acceptance is the key to our future success.

The market for imaging and radiology technology in the U.S. is highly fragmented and we face competition from other companies that are developing products that are expected to be competitive with our products.  We compete with both large multinational solution providers and smaller companies. Some of our competitors have more capital, longer operating and market histories, and greater resources than we have, and may offer a broader range of products and at lower prices than we offer.  Establishing Guardian as an industry recognized healthcare solution provider and FlowPoint as the “best of breed” solution for radiology information systems (RIS) and picture archiving and communication systems (PACS) will be a long-term effort.  The Company will require a significant amount of capital for the continued development of FlowPoint to stay technologically ahead of the competition, to fund sales, marketing, and advertising of FlowPoint, and to hire the staff necessary to support customer service and technical support.  Our primary focus is the establishment of FlowPoint in the U.S. marketplace.  To-date we have signed one sales contract and implemented it in the first quarter of 2005.  These clients represent the foundation upon which we will be able to brand Guardian as a recognized healthcare solution provider, FlowPoint as a recognized and validated RIS/PACS solution, and they will serve as the reference accounts upon which we can build additional sales momentum.  We have a five person sales force divided amongst five regions of the U.S., we have established strategic sales/marketing alliances with other market recognized firms providing complimentary products/services, and we have established international marketing/sales efforts through our relationships with EGC International and BridgeTech International.  Management is focused on three primary considerations:  (1) development of customer service and technical staff to support client requirements, (2) development, follow-up, and closure of sales opportunities, and (3) constant vigilance in the management of the cash burn rate (until such time as the Company becomes cash sufficient through operations, it is imperative that business needs always be prudent given the Company’s cash constraint).

Guardian has incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional financing, and the success of its future operations.

The Company’s ability to continue as a going concern and meet its obligations as they come due is dependent upon its ability to raise sufficient additional financing as discussed above.  We raised net proceeds of approximately $1,090,410 from the sale of our securities in a private placement through an investment bank that closed on April 15, 2005.  The existing cash balance, at March 31, 2005 of $392,399, together with the proceeds of such private placement is expected to provide sufficient working capital to enable the Company to continue operations through May 31, 2005.  In May 2005, the Company entered into a placement agent agreement with an investment bank to provide private placement financing of our securities on a ‘best efforts’ basis.  The placement agreement expires twelve (12) months from the date of execution.  There can be no assurance that the Company will be successful in raising such financing.  The Company anticipates it will need to increase the current workforce significantly to achieve commercially viable sales levels.  There can be no assurance that these needs will be met or that the Company will be able to raise sufficient debt or equity financing to permit operations to continue.  If the Company is unable to raise sufficient additional financing to continue operations at a level necessary to achieve commercially viable sales levels, the liquidation value of the Company’s non-current assets may be substantially less than the balances reflected in the financial statements and the Company may be unable to pay its creditors.

Also, the Company’s independent registered public accounting firm’s reports on the restated consolidated financial statements included in the Company’s annual reports on Form 10-KSB/A for the years ended December 31, 2003 and 2004, contained an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about the Company’s ability to continue as a going concern.  Accordingly, careful consideration of such opinion should be given in determining whether to continue or become a stockholder of the Company.

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

•

Independently tested, alpha version, to high levels of reliability.  Outperformed current technologies by increasing detection rates and lowering false positives (current performance data based on reports by industry experts).

•

Multi-process application built on a foundation of algorithms, image filters, statistics, and physics.

•

In December 2004, the Company entered into a Teaming Agreement (details of which were disclosed in a Current Report on Form 8-K, filed December 24, 2004) with Lockheed Martin to implement PinPoint into its existing scanning technologies, for deployment at US airports, for checkpoint security.

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

For software arrangements, we recognize revenue according to the AICPA SOP 97-2, “Software Revenue Recognition”, and related amendments.  SOP No. 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements.  Revenue from multiple-element software arrangements is recognized using the residual method, pursuant to SOP No. 98-9, Modification of SOP 97-2, “Software Revenue Recognition, With Respect to Certain Transactions”.  Under the residual method, revenue is recognized in a multiple element arrangement when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement.  We allocate revenue to each undelivered element in a multiple element arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately.  Specifically, we determine the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance offered to customers, which is stated in the contract, and fair value of the installation based upon the price charged when the services are sold separately.  If evidence of the fair value cannot be established for undelivered elements of a software sale, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or vendor-specific objective evidence of fair value can be established.

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

Results of Operations

Net losses for the periods reported reflect the consolidated results of operations of Guardian Technologies International, Inc. and its subsidiaries.  As discussed below, revenues for the three months ended March 31, 2005, and 2004, were approximately $54,184 and no revenues, respectively. Such revenues resulted from the sale, implementation and maintenance of the Company’s FlowPoint healthcare solutions.  The Company did not generate any revenue from the sale of its PinPoint product during these periods. Also as discussed below, year-to-date net losses through March 31, 2005 and 2004 were approximately $4,778,130 and $5,563,415, respectively. The loss per common share, for the quarter ended March 31, decreased from $0.39 per share in 2004 to $0.17 per share in 2005.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net Revenues

Net revenues from FlowPoint product sales and annual maintenance fees were $54,184 for the quarter ended March 31, 2005.  There were no revenues for the same period in 2004.

Cost of Sales

Cost of sales for the quarter ended March 31, 2005 was $171,989 which included amortization of acquired asset for the Wise Systems software of $112,789, and other costs for installation labor and material of $59,200.  The prior year cost of sales for the quarter ending March 31, 2004 of $190,413, reflects amortization of acquired asset for the DEVision compression software.  Based on our evaluation of incremental revenue from sales of this software, the DEVision asset was considered fully impaired and expensed at December 31, 2004.

Selling, General and administrative expenses

Selling, general and administrative expenses increased $293,302, or 6.7%, to $4,663,539 in the first quarter of fiscal 2005 as compared to $4,370,237 for the comparable period in fiscal 2004.  The table below details the components of selling, general and administrative expense, as well as the percentage change period-to-period.

	Restated Quarter Ended March 31
	2005	2004	$ Change	%

Payroll and related costs	$552,260	$491,015	$61,245	12.47
Stock-based compensation	3,091,537	3,515,848	(424,311)	(12.07)
Research and development costs	173,217	168,733	4,484	2.66
Professional fees	529,860	73,192	456,668	623.93
Marketing costs	37,882	3,350	34,532	1,030.81
Insurance costs	47,649	-	47,649	n/a
Rent	49,695	40,751	8,944	21.95
Travel costs	86,960	50,709	36,251	71.49
Depreciation and amortization	12,333	1,941	10,392	535.39
Miscellaneous expenses	82,146	24,698	57,448	232.60
Total	$4,663,539	$4,370,237	$293,302	6.71

Payroll and related costs increased approximately $61,245, or 12.5% over the same quarter of 2004.  The increase was the result of staff additions in the areas of business development, research and development, and technical development.

Amortization of stock-based compensation represents the amortization of the estimated fair value of employee stock options and the fair market value of stock issued to outside consultants.  During the quarter ended March 31, 2005, the Company recognized an expense associated with employee stock option compensation of approximately $697,500 and approximately $2,394,037 of consulting expense, which represents the amortized portion of stock compensation in lieu of cash compensation to consultants.  During the same quarterly period of 2004, the Company recognized an employee compensation expense of $642,785 and $2,873,063 of consulting expense.  In total, stock-based compensation expense decreased by $424,311 over the comparable period in 2004, a decrease of 12.1%

Research and development costs increased by $4,484, or 2.7% over the same period in 2004 due to an intensified focus on meeting testing and validation timelines.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consultant fees.  Professional fees increased approximately $456,668, of which approximately $93,702, or 20.5%, of such increase was due to an increase in legal fees associated with the Company’s defense of a suit in Minnesota, approximately $49,467, or 10.8%, of such increase was due to legal fees related to patent applications, approximately $51,621, or 11.3%, of such increase was due to legal fees related to SEC filings and corporate governance, and approximately $261,878, or 57.4%, of such increase was due to increased outside consulting support related to the development of FlowPoint and PinPoint.

Marketing costs of $37,882 in the quarter ended March 31, 2005 are the result of the Company’s participation in tradeshows/conferences of approximately $35,517, or 93.8%, of such costs and approximately $2,365, or 6.2%, of such costs for the preparation and production of marketing brochures.

The Company incurred insurance costs of $47,649 in the quarter ended March 31, 2005, compared to $0 in the comparable period in 2004.  During the first quarter of 2005, the Company initiated Directors & Officers Liability coverage.  The quarterly amortization of these prepaid insurance policies is reflected in the $47,649 of expense recorded in the quarter ended March 31, 2005.

Rent increased by $8,944, or 21.9% over the same period of 2004.  The increase reflects the Company’s expanded workforce and increasing space requirements.  In February 2005, the Company relocated to a larger facility to meet future growth requirements.

Travel expenses were $86,960 during the quarter ended March 31, 2005, compared to $50,709 in the comparable period in 2004.  The increase of $36,251 or 71.5%, is a result of the Company’s initiation of increased sales and marketing efforts both internationally and domestically.

Other Income (Expense)

Interest income from interest bearing bank accounts was $3,214 for the quarter ended March 31, 2005.  There was no interest income for the same period in 2004.

There was no interest expense for the period ended March 31, 2005, as compared to $1,002,765 of interest expense for the comparable period in 2004.  Interest expense in the first quarter 2004 is comprised of three components, all related to the convertible notes.  $145,628 represents the amortization of the discount on the convertible notes.  The discount represents the amortized portion of the fair value of the beneficial conversion feature.  $790,460 results from the fair value calculation of the warrants issued with the 120-day extension of the maturity date of the convertible notes. The remaining balance of $66,677 represents the interest expense accrued on the convertible notes through the end of the first quarter.

Liquidity and Capital Resources

To date the Company’s principal source of liquidity has been the net proceeds from external financing transactions.  For the three months ended March 31, 2005 and 2004, the Company received net cash of $1,131,211 and $228,581, respectively, from such financing transactions.  The available cash balances at March 31, 2005 and 2004 were $392,399 and $85,608, respectively.

Cash Flows from Operating Activities

Net cash used by operating activities in the first quarter of 2005 was $1,490,800, compared with net cash used by operating activities of $457,606 in the first quarter of 2004, an increase of approximately 226%.  Stock-based compensation expense for the first quarter of 2005 of $3,091,537 was the most significant component of the adjustments to reconcile net loss to net cash flow used in operating activities.  Changes in operating assets and liabilities positively impacted the cash flows from operating activities by $43,330 in the aggregate.  Included in the changes are an increase in accounts receivable of $116,999, an increase in other current assets of $39,871, an increase in prepaid expenses of $146,597 and an increase in deposits of $127,148, partially offset by an increase in payables and accruals of $352,871, and an increase in deferred revenue of $121,074.

Net cash used in operating activities in the first quarter of 2004 was $457,606.  Operating expenses of $852,448 attributable to salaries, rent, research and development, travel, professional fees and other cash expenses were financed through the sale of common shares, the extension of payment terms to vendors, and the deferral of salaries.

Cash Flows from Investing Activities

Net cash used by investing activities in the first quarter of 2005 was $170,233 compared with net cash used by investing activities of $4,596 in the same quarter of 2004.  Investing cash flows for the first quarter of 2005 totaled $170,233 of cash outflows, consisting of $130,090 for the purchase of furniture, computers, equipment and software, and $40,143 for the costs associated with the prosecution of certain patents with regard to our PinPoint technology.

Net cash used in investing activities in the first quarter of 2004 was $4,596, which was used to purchase computer equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities in the first quarter of 2005 was $1,131,211, compared with net cash provided by financing activities of $228,581 in the first quarter of 2004.  Financing cash flows in the first quarter of 2005 reflect the proceeds of $1,075,002 from the sale of common stock, proceeds of $50,000 from the exercise of employee incentive stock options, and the proceeds of $6,209 from the exercise of outstanding stock warrants.

Net cash provided by financing activities in the first quarter of 2004 was $228,581, which was provided entirely from activities associated with the sale of shares of the Company’s common stock.  $164,581 resulted from the 2004 Private Placement and the remaining $64,000 was a direct investment in the Company.

Financial Condition and Going Concern Uncertainties

At March 31, 2005, we had a net working capital deficit of $162,462, compared with a net working capital deficit of $1,908,162 at March 31, 2004.  As of March 31, 2005, the Company has generated minimal revenue from operations and as a consequence, has not produced sufficient funds for operations, and the Company has incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to meet its financial requirements, raise additional debt or equity capital, and the success of its future operations.

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

The Company’s ability to continue as a going concern and meet its obligations as they come due is dependent upon its ability to raise sufficient cash as discussed above.  During the first quarter of 2005, the Company’s average monthly cash expenditure was approximately $450,000.  The Company raised net proceeds of approximately $1,000,000 from the sale of securities in a private placement through an investment bank that closed on April 15, 2005.  The existing cash balance, at March 31, 2005 of $392,399, together with the proceeds of such private placement, is expected to provide sufficient working capital to enable the Company to continue operations through May 31, 2005.  In May 2005, the Company entered into a placement agent agreement with an investment bank to provide private placement financing of our securities on a ‘best efforts’ basis.  The placement agreement expires twelve (12) months from the date of execution.  There can be no assurance that the Company will be successful in raising such financing.  The Company anticipates it will need to increase the current workforce significantly to achieve commercially viable sales levels.  There can be no assurance that the Company will be able to raise such additional financing to permit operations to continue or that these needs will be met.  If the Company is unable to raise sufficient additional financing to continue operations at a level necessary to achieve commercially viable sales levels, the liquidation value of the Company’s non-current assets may be substantially less than the balances reflected in the financial statements and the Company may be unable to pay its creditors.

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

We Have Generated Minimal Revenue from Operations and Our Business Plan And Technologies Are Unproven.

Since the closing of the reverse acquisition we have generated minimal revenues from the sale or our products.  Also, the Company has experienced operating losses and negative cash flows.  The Company incurred a net loss of approximately $29,220,176 for the year ended December 31, 2004, and an operating loss of approximately $4,778,130 for the quarter ended March 31, 2005.  Our business plan is unproven and we cannot assure you that we will ever achieve profitability or, if we achieve profitability, that it will be sustainable.  The income potential of our businesses is unproven, and our limited operating history makes it difficult to evaluate our prospects.  We anticipate increased expenses as we continue to expand and improve our infrastructure, invest in or develop additional products, make acquisitions, develop our technology, expand our sales and marketing efforts and pursue additional industry relationships.  Moreover, the acceptance of the products that we offer is uncertain, including acceptance by the healthcare and aviation security markets.

We Are Dependent On The Proceeds of Future Financings to Implement Our Business Plan and Strategy.

During the first quarter of fiscal 2005, our average monthly cash expenditures have been approximately $450,000 and we have relied on the proceeds of the sale of our equity securities to meet our cash needs.  As of May 24, 2005, we have sufficient cash to enable us to continue operations through May 31, 2005.  In May 2005, the Company entered into an agreement with an investment banking firm to raise up to $10 million in additional financing in a private placement of our securities.  There can be no assurance that we will be successful in raising such additional financing, upon terms that may be acceptable to the Company, or at all.  The Company has no additional plans with regard to, or sources of, additional financing.  In the event we are unable to raise additional financing, we may be unable to implement our business plan and may be required to curtail are existing operations.

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

Our Independent Registered Public Accounting Firm Has Expressed Uncertainty Regarding Our Ability to Continue as a Going Concern.

Our independent registered accounting firm has expressed uncertainty regarding our ability to continue as a going concern with regard to our restated consolidated financial statements for the years ended December 31, 2003 and 2004, because of our operating losses and our need for additional capital.  The financial statements do not contain adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue as a going concern.

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

The Sales Cycle For Our PinPoint Products Is Lengthy, And We May Expend A Significant Amount Of Effort In Obtaining Sales Orders And Not Receive Them.

The sales cycle of our PinPoint product is expected to be lengthy due to the protracted approval process that typically accompanies large capital expenditures and the time required to install our PinPoint product.  In addition, in the

United States, budgetary debates in Congress may result in additional delays in the purchase of our PinPoint products. During the sales cycle we may expend substantial funds and management resources but recognize no associated revenue.

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

The above restatements are described in more detail in Note 2 to our consolidated financial statements included in this Form 10-Q/A.

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

Date: August 31, 2006

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

Registrant

By:    /s/ Michael W. Trudnak

Michael W. Trudnak

Chief Executive Officer & Chairman

Principal Executive Officer

By:    /s/ Gregory E. Hare

Gregory E. Hare

Chief Financial Officer

Principal Financial & Accounting Officer