Form 10-Q/A
period 2005-06-30
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2006-09-01
CIK 873198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

Amendment No. 2

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.  For the fiscal quarterly period ended June 30, 2005

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

Yes [  ]  No [  ✓ ]

The number of shares of the registrant’s Common Stock, par value $.001 per share, outstanding as of May 17, 2005, was 28,558,300.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (this “Amendment”) amends and restates in its entirety our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as initially filed with the Securities and Exchange Commission (“SEC”) on August 12, 2005, as amended on October 17, 2005.  Guardian Technologies International, Inc. (the “Company”), has filed this Amendment to give effect to the restatement of its consolidated financial statements for the quarters ended June 30, 2005 and 2004 (the “Restatement”).  Management’s decision, with the concurrence of the Audit Committee of the Company’s Board of Directors, to effect the Restatement was made in response to comments received from the staff of the Securities and Exchange Commission (the “SEC”) as part of the staff’s periodic review of our filings, as well as following consultation with our former independent registered public accountants, Aronson & Company, and our current independent registered public accountants, Goodman & Company, L.L.P.

As discussed in more detail in Note 2 of the notes to the consolidated financial statements, the Company is restating its consolidated financial statements for the periods indicated above, and for the years ended December 31, 2004 and 2003, and for the applicable periods ended June 30, 2005 and 2004, to give effect to certain adjustments to correct the way we apply certain accounting principles to convertible financial instruments (common stock purchase warrants and convertible notes) and equity instruments with certain redemption rights issued by the Company; the revaluation of certain stock purchase warrants to estimated fair value; and to reclassify certain stock-based compensation expenses to selling, general and administrative expense.  Certain embedded derivative instruments within agreements we entered into related to our convertible note financing require bifurcation and separate valuation under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  The application of SFAS 133 requires certain derivative instruments to be bifurcated and resulted in a restatement to the Company’s consolidated financial statements to properly reflect such convertible debt and embedded conversion features.  Further, the Company has reclassified and valued, based on the contractual redemption value, shares of our common stock issued as compensation pursuant to an asset purchase agreement, from permanent equity to temporary equity.  These restatements affected changes in all of the consolidated financial statements.

We are also herein amending certain disclosures in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations, and in Part I, Item 4. Controls and Procedures.

In addition to the changes described above, Part II, Item 6. Exhibits is hereby amended to include certifications of the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment.

This Amendment continues to speak as of the date of our report on Form 10-Q.  Except as set forth above, this Amendment No. 2 to our Form 10-Q/A for the quarter ended June 30, 2005 does not reflect events occurring after August 12, 2005 or modify or update those disclosures affected by subsequent events.  The filing of this Amendment No. 2 is not a representation that any statements contained in the original Report, prior Amendment No. 1, or this Amendment No. 2 are true and complete as of any date subsequent to the date of the original Report.  The filing of this Amendment No. 2 shall not be deemed an admission that the original filing, or Amendment No. 1, when made, contained any untrue statement of a material fact or omitted to state a material fact necessary to make the statements therein not misleading.

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

16

NOTE 8.  Subsequent Events

16

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

33

ITEM 4.  CONTROLS AND PROCEDURES

34

PART II.  OTHER INFORMATION

35

ITEM 1.  LEGAL PROCEEDINGS

35

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

35

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

35

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

35

ITEM 5.  OTHER INFORMATION

36

ITEM 6.  EXHIBITS

36

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	UNAUDITED
	JUNE 30, 2005 RESTATED	DECEMBER 31, 2004 RESTATED
ASSETS
Current Assets:
Cash and cash equivalents	$ 107,022	$ 925,999
Accounts receivable	140,688	59,312
Other current assets	66,192	25,184
Prepaid expenses	186,112	303
Total current assets	500,014	1,010,798

Equipment, net	341,798	132,772

Other Assets:
Deposits	112,458	8,881
Goodwill	118,501	126,472
Intangible assets, net	1,988,559	2,250,152
Total assets	$ 3,061,330	$ 3,529,075

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 884,101	$ 278,439
Accrued expenses	194,496	132,306
Deferred revenue	64,226	59,556
Total current liabilities	1,142,823	470,301

Common shares subject to repurchase; stated at estimated redemption value; 510,300 shares outstanding at June 30, 2005; 587,000 shares outstanding at December 31, 2004	1,777,342	2,044,228

Stockholders' Equity
Common stock, $0.001 par value -
Authorized - 200,000,000 shares
Issued and outstanding at 6/30/2005 - 29,618,664
Issued and outstanding at 12/31/2004 - 28,042,320	29,619	28,043
Stock subscription receivable	(250,000)	(999,638)
Accumulated comprehensive income	26,022	111,628
Deferred stock compensation – employee	(193,750)	(1,511,250)
Deferred stock compensation - non-employee	(152,300)	(3,517,866)
Additional paid-in capital	44,917,603	42,806,680
Deficit accumulated	(44,236,029)	(35,903,051)
Total stockholders' equity	141,165	1,014,546

Total liabilities and stockholders' equity	$ 3,061,330	$ 3,529,075

See notes to consolidated financial statements

Consolidated Statements of Operations

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005 Restated	2004 Restated	2005 Restated	2004 Restated

Net revenues	$ 122,835	$ -	$ 177,019	$ -

Cost of sales	178,848	190,412	350,837	380,825

Gross profit (loss)	(56,013)	(190,412)	(173,818)	(380,825)

Selling, general and administrative	3,501,142	10,471,361	8,164,679	14,841,598

Operating loss	(3,557,155)	(10,661,773)	(8,338,497)	(15,222,423)

Other income (expense):
Interest income	2,305	5,093	5,519	5,093
Interest expense	-	(10,632)	-	(1,013,397)
Total other income (expense)	2,305	(5,539)	5,519	(1,008,304)

Net loss	$ (3,554,850)	$ (10,667,312)	$ (8,332,978)	$ (16,230,727)

Loss per common share:
Basic and diluted	$ (0.12)	$ (0.57)	$ (0.29)	$ (1.00)

Weighted average number of shares used in computing basic and dilutive net loss per share:	29,192,071	18,556,860	28,896,213	16,244,028

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2005 RESTATED	2004 RESTATED
OPERATING ACTIVITIES:
Net loss	$ (8,332,978)	$ (16,230,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	269,599	387,281
Stock-based compensation expense	4,644,669	12,802,530
Non-cash interest expense	-	1,013,398
Foreign currency translation adjustment	62,827	-
Changes in operating assets and liabilities:
Accounts receivable	(87,105)	-
Other current assets	(41,008)	(30,000)
Prepaid expenses	(185,809)	-
Deposits	(111,548)	-
Accounts payable	614,219	(68,812)
Accrued expenses	62,190	(604,920)
Deferred revenue	8,749	-
Net cash used in operating activities	(3,096,196)	(2,731,250)

INVESTING ACTIVITIES:
Purchase of equipment	(237,569)	(77,850)
Investment in patents	(113,112)	-
Net cash used in investing activities	(350,681)	(77,850)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,565,412	7,308,697
Proceeds purchase of employee stock options	70,000	-
Proceeds from exercise of stock warrants	6,209	-
Net cash provided by financing activities	2,641,621	7,308,697

Effect of exchange rate changes on cash and cash equivalents	(13,722)	-

Net change in cash and cash equivalents	(818,977)	4,499,597

Cash and cash equivalents at the beginning of the period	925,999	319,229

Cash and cash equivalents at the end of the period	$ 107,022	$ 4,818,826

Supplemental schedule of cash flow information:
Warrants issued to placement agent for common stock offerings	$ 19,495	$ 2,323,589
Warrants extended for one additional year	116,894	-
Common stock subject to repurchase, derivative liability	266,886	-
Conversion of bridge note principal balance to common stock	-	700,000
Conversion of bridge note accrued interest to common stock	-	96,760
Warrants issued to consultant for future services	-	27,500

See notes to consolidated financial statements

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

Guardian is a technology company that designs, develops and delivers sophisticated imaging informatics solutions to its target markets:  security and healthcare. The Company utilizes high-performance imaging technologies and advanced analytics to create integrated information management technology products and services that address critical problems in healthcare and homeland security for corporations and governmental agencies.  Each product and service can radically improve the quality and velocity of decision-making, organizational productivity, and efficiency within the enterprise.  Guardian’s product suite is a platform for innovation that efficiently integrates, streamlines, and distributes business and clinical information and images across the enterprise.

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

Basis of Presentation

The accompanying unaudited financial statements as of June 30, 2005, and for the three and six month periods ended June 30, 2005 and 2004, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including Form 10-Q, Regulation S-K and Regulation S-X.  The information furnished herein reflects all normal recurring adjustments, which are necessary, in the opinion of management, for a fair statement of the results for the interim periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with Guardian’s amended Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2004.  Interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

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

The Company’s ability to continue as a going concern and meet its obligations as they come due is dependent upon its ability to raise additional financing as discussed above.  During the three-month period ended June 30, 2005, the Company raised $1,490,412 (net of investment fees and expenses) from a private placement offering of its securities.  Additionally, during the period of July and August 2005, the Company raised an additional $3,924,000 (net of investment fees and expenses) from a private placement to certain investors.  The Company anticipates it will need to increase the current workforce significantly to achieve commercially viable sales levels.  There can be no assurance that these needs will be met or that sufficient additional financing will be raised to permit operations to continue.  If the Company is unable to raise sufficient additional financing to continue operations at a level necessary to achieve commercially viable sales levels, the liquidation value of the Company’s non-current assets may be substantially less than the balances reflected in the financial statements and the Company may be unable to pay its creditors.

NOTE 2.  Restatement

The Company restated the unaudited consolidated financial statements as of June 30, 2005 and 2004, and certain disclosures in notes to the consolidated financial statements have been restated to reflect the Restatement adjustments.  In the Restatement, we have:

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

Reclassified from Permanent Equity to Derivative Liabilities, Warrants Issued to a Placement Agent and Convertible Note Holders and Others, Resulting from Insufficient Authorized and Unissued Shares of Common Stock

During the year ended December 31, 2003, the Company issued to its placement agent, to the note holders, and to other service providers, warrants for the purchase of common stock.  At December 31, 2003, the Company did not have sufficient authorized and unissued shares of common stock to satisfy all of its outstanding conversion requirements.  Paragraph 20 of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” requires that a company have sufficient authorized and unissued shares available to settle contracts, after considering all other commitments that may require the issuance of stock during the maximum period the derivative contract could remain outstanding, in order to classify the derivative contract as equity.  Sufficient shares were not available until February 13, 2004.  Accordingly, we have calculated the fair value of each derivative instrument, $1,131,415, and recorded this value as a derivative liability on the consolidated balance sheet as of December 31, 2003.

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

During the year ended December 31, 2004, and as a result of the recalculation of the embedded put option, the Company beneficially adjusted previously recorded interest expense of $1,043,321, by $15,761 to a total expense of $1,027,560.  Further, on April 28, 2004, all holders of the convertible bridge financing notes elected to convert their outstanding principal and accrued interest into equity, on the same terms and conditions as a contemporaneous private placement.  Total interest expense recognized during the period ended March 31, 2004 and June 30, 2004 were $1,002,765 and $10,632 respectively.  Therefore, in the restatement, the Company increased interest expense for the quarter ended March 31, 2004 by $58,787, and decreased interest expense for the quarter ended June 30, 2004 by $176,834, for a net decrease in interest expense for the first half of 2004 of $118,047.

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

Reclassification of Stock-Based Compensation to Selling, General & Administrative

The previously reported statements of operations segregated on a separate line stock-based compensation expense from selling, general and administrative expense.  With this Restatement of the consolidated financial statements, the Company added the stock-based compensation expense to selling, general and administrative expense for presentation purposes.  The stock-based compensation expense for the six months ended June 30, 2005 and 2004 was $4,644,669 and $12,802,530, respectively.

Reclassification of Depreciation Expense to Selling, General & Administrative

The previously reported statements of operations segregated depreciation and amortization expense from selling, general and administrative expense.  With this Restatement, of the consolidated financial statements, the Company added the depreciation and amortization expense to selling, general and administrative expense for presentation purposes.  The depreciation and amortization expense was $33,112 and $6,456 for the six months ended June 30, 2005 and 2004, respectively.

Recalculation of Weighted-Average Number of Shares

The previously reported net loss per common share, basic and diluted, for the six months ended June 30, 2004 was $1.13.  This was based on a weighted average number of shares of 14,394,426.   The correct weighted average number of shares for the period is 16,244,028 shares.  Therefore, the previously reported net loss per share based on the correct number of shares is $1.00.

The following table presents the effect of the Restatement on the consolidated financial statements for the six-month period ended June 30, 2005 and 2004:

	SIX MONTHS ENDED JUNE 30, 2005
	PREVIOUSLY REPORTED	RESTATEMENT ADJUSTMENT	RESTATED
Consolidated Balance Sheet
Common shares subject to repurchase; stated at estimated redemption value; 587,000 shares issued; 510,300 shares outstanding	$-	$1,777,342	$1,777,342

Consolidated Statement of Operations
Operating expenses:
Selling, general and administrative	$3,485,297	$4,679,382	$8,164,679
Depreciation	33,113	(33,113)	-
Amortization of intangibles	1,600	(1,600)	-
Amortization of stock compensation	4,328,769	(4,328,769)	-
Total operating expenses	$7,848,779	$315,900	$8,164,679
Net loss	$(8,017,078)	$(315,900)	$(8,332,978)
Earnings per share - basic and diluted	$(0.28)	$(0.01)	$(0.29)

Consolidated Statement of Cash Flow
Operating Activities:
Net loss	$(8,017,078)	$(315,900)	$(8,332,978)
Stock-based compensation expense	4,328,769	315,900	4,644,669

Consolidated Statement of Stockholders' Equity
Additional paid-in capital	$45,956,776	$(1,039,173)	$44,917,603
Deficit accumulated	(43,497,862)	(738,167)	(44,236,029)
Total stockholders' equity	1,918,505	(1,777,340)	141,165

	SIX MONTHS ENDED JUNE 30, 2004
	PREVIOUSLY REPORTED	RESTATEMENT ADJUSTMENT	RESTATED
Consolidated Statement of Operations
Cost of Sales	$-	$380,825	$380,825

Operating expenses:
Selling, general and administrative	2,032,712	12,808,886	14,841,598
Depreciation	387,281	(387,281)	-
Amortization of stock compensation	12,697,230	(12,697,230)	-
Total operating expenses	$15,117,223	$(275,625)	$14,841,598
Interest expense	(1,131,444)	118,047	(1,013,397)
Net loss	$(16,243,574)	$12,847	$(16,230,727)
Earnings per share - basic and diluted	$(1.00)	$0.00	$(1.00)

Consolidated Statement of Cash Flow
Operating Activities:
Net loss	$(16,243,574)	$12,847	$(16,230,727)
Stock-based compensation expense	12,697,230	105,300	12,802,530
Amortization of bridge note discounts	1,131,445	(118,047)	1,013,398
Decrease in other current assets	(29,900)	(100)	(30,000)

Consolidated Statement of Stockholders' Equity
Deferred stock compensation	$(9,863,251)	$(737,100)	$(10,600,351)
Stock warrants outstanding	9,038,871	(9,038,871)	-
Additional paid-in capital	30,671,981	7,776,208	38,448,189
Deficit accumulated	(22,869,237)	(44,365)	(22,913,602)
Total stockholders' equity	7,001,324	(2,044,128)	4,957,196

The following table presents the effect of the Restatement on the consolidated statement of operations for the three months ended June 30, 2005 and 2004:

	THREE MONTHS ENDED JUNE 30, 2005
	PREVIOUSLY REPORTED	RESTATEMENT ADJUSTMENT	RESTATED
Consolidated Statement of Operations
Operating expenses:
Selling, general and administrative	$1,925,632	$1,575,510	$3,501,142
Depreciation	21,230	(21,230)	-
Amortization of intangibles	1,149	(1,149)	-
Amortization of stock compensation	1,447,831	(1,447,831)	-
Total operating expenses	$3,395,842	$105,300	$3,501,142
Net loss	$(3,449,550)	$(105,300)	$(3,554,850)
Earnings per share - basic and diluted	$(0.12)	$(0.00)	$(0.12)

	THREE MONTHS ENDED JUNE 30, 2004
	PREVIOUSLY REPORTED	RESTATEMENT ADJUSTMENT	RESTATED
Consolidated Statement of Operations
Cost of Sales	$-	$190,412	$190,412
Gross profit	-	(190,412)	(190,412)

Operating expenses:
Selling, general and administrative	1,175,170	9,296,191	10,471,361
Depreciation	194,927	(194,927)	-
Amortization of stock compensation	9,181,382	(9,181,382)	-
Total operating expenses	$10,551,479	$(80,118)	$10,471,361
Interest expense	(187,466)	176,834	(10,632)
Net loss	$(10,733,852)	$66,540	$(10,667,312)
Earnings per share - basic and diluted	$(0.58)	$(0.01)	$(0.57)

NOTE 3.  Significant Accounting Policies

Use of Estimates

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Specifically, management has estimated the expected economic life and value of fixed and intangible assets, net operating loss for tax purposes, and stock option and warrant expenses related to compensation to employees and directors, consultants and investment banks, and accounting related to convertible notes.  Actual results could differ from those estimates.

Revenue Recognition

Revenues are derived primarily from the sublicensing and licensing of computer software, installations, training, consulting, software maintenance and sales of PACS, RIS and RIS/PACS solutions.  Inherent in the revenue recognition process are significant management estimates and judgments, which influence the timing and amount of revenue recognized.

For software arrangements, the Company recognizes revenue according to the AICPA SOP 97-2, “Software Revenue Recognition,” and related amendments.  SOP No. 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements.  If the fair value of delivered elements is not determinable, revenue from multiple-element software arrangements is recognized using the residual method, pursuant to SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”  Under the residual method, revenue is recognized in a multiple element arrangement when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement.  We allocate revenue to each undelivered element in a multiple element arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately.  Specifically, we determine the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance offered to customers, which is stated in the contract, and fair value of the installation based upon the price charged when the services are sold separately.  If evidence of the fair value cannot be established for undelivered elements of a software sale, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or vendor-specific objective evidence of fair value can be established.

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

Stock-Based Compensation

The Company measures compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  The Company applies the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure as if the fair value-based method had been applied in measuring compensation expense.  Under APB No. 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.  The Company issued options to purchase shares with a strike price less than fair value that resulted in total compensation expense for the six months ended June 30, 2005 of $1,317,500.  Total employee stock-based compensation expense for the six months ending June 30, 2004 is $2,097,293.

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

	Restated Three Months Ended June 30		Restated Six Months Ended June 30
	2005	2004	2005	2004
Net loss - as reported	$(3,554,850)	$(10,667,312)	$(8,332,978)	$(16,230,727)
Add: stock-based employee compensation expense included in reported net loss	620,000	1,454,507	1,317,500	2,097,293
Deduct: stock-based employee compensation expense determined under the fair value based method for all awards	(1,339,026)	(889,353)	(2,655,550)	(1,759,073)
Pro forma net loss	$(4,273,876)	$(10,102,158)	$(9,671,028)	$(15,892,507)

Net loss per common share
As Reported: basic and diluted	$(0.12)	$(0.57)	$(0.29)	$(1.00)

Pro forma: basic and diluted	$(0.15)	$(0.54)	$(0.33)	$(0.98)

NOTE 4.  Acquisitions

On July 27, 2004, the Company completed the acquisition of Wise Systems Ltd.  The unaudited pro forma consolidated results of continuing operations, as though the acquisition of Wise Systems Ltd. had taken place at the beginning of the periods presented, are as follows:

	Restated Three Months Ended June 30,		Restated Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$122,835	$102,093	$177,019	$358,880
Loss from continuing operations	(3,554,850)	(10,684,101)	(8,332,978)	(16,280,303)
Net loss per common share:
Basic and diluted	$(0.12)	$(0.58)	$(0.29)	$(1.00)

Weighted Average Common Shares	29,192,071	18,556,860	28,896,213	16,244,028

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

	As of June 30, 2005
	Gross Cost	Accumulated Amortization	Net
Intangibles with indefinite lives:
Goodwill	$118,501	$-	$118,501

Intangibles with finite lives:
Software technology	$2,439,779	$571,811	$1,867,968
Patent acquisition costs	122,445	1,854	120,591
	$2,562,224	$573,665	$1,988,559

NOTE 6.  Stockholders’ Equity

Warrant Exercise

On March 24, 2005, an investor in the 2004 Private Placement exercised 2,343 stock purchase warrants which resulted in the issuance of 2,343 shares of common stock for cash proceeds to the Company of $6,209.

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

In January 2005, the Company accepted direct investment, previously subscribed in December 2004, from an accredited investor of $1,000,002 and issued 500,000 shares of common stock and 50,000 Class A Common Stock Purchase Warrants with an exercise price of $2.00 per share that will expire January 2007.

On April 15, 2005, pursuant to the terms of a Units Purchase Agreement, the Company closed on a private placement of its securities totaling $1,200,000 before deductions of certain investment banking fees and expenses of $109,590, for net proceeds of $1,090,410.  The Company issued 480,000 shares of common stock and 120,000 Class B Common Stock Purchase Warrants with an exercise price of $3.00 per share that are exercisable through August 15, 2006.  In addition, the placement agent received 48,000 stock purchase warrants with an exercise price of $3.00 per share for a period of five years from the date of issuance, containing certain anti-dilution provisions, a piggy-back registration right, a cashless exercise provision, and other customary provisions.

In June 2005, the Company received a subscription for $250,000 private placement from accredited investors for 125,000 shares of common stock.  The proceeds were received in July 2005.

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

NOTE 7.  Legal Proceedings

On January 17, 2005, the Company was served with an amended complaint in the case of Bentsen v. Difference Engines Corporation, Ludwig, Hamilton and Guardian Technologies, Inc., in the Circuit Court of Montgomery County, Maryland.  On February 23, 2005, a settlement and release agreement was entered into effective as of February 8, 2005, by and between Mr. Bentsen, DEC, Mr. Ludwig, Mr. Hamilton and the Company. In that agreement, the parties agreed to execute a stipulation of dismissal of the lawsuit with prejudice which was held by a named escrow agent. In settlement, DEC agreed to pay $90,000 (“settlement amount”) to the escrow agent for the benefit of Mr. Bentsen within 30 days from the latest date as of which the agreement was executed by all parties or an additional 15 days upon a showing of good cause. Upon payment of this sum, the agreement requires the escrow agent to file the stipulation of dismissal and pay the said sum to Mr. Bentsen. The agreement provides for certain releases by the parties that are effective upon filing of the stipulation and payment of the settlement amount.  On or about June 30, 2005, the settlement amount was paid by the escrow agent to Mr. Bentsen and the stipulation of dismissal was filed with the court dismissing the case with prejudice.

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

NOTE 8.  Subsequent Events

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As more fully described in Note 2 in the Notes to Restated Consolidated Financial Statements included in this Form 10-Q/A, the Company has restated its unaudited consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows as of June 30, 2005 and 2004, as previously reported on the Company’s Form 10-Q for the quarter ended June 30, 2005.   The following discussions should be read in conjunction with the information contained in the unaudited consolidated financial statements of the Company and related notes thereto, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition or Plan of Operations set forth in the Company’s Form 10-KSB/A for the year ended December 31, 2004, filed with the Securities and Exchange Commission on September 1, 2006.

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

Currently there are no standards within the aviation security marketplace for the testing and validation of software technology solutions.  The marketplace places a premium on the newest innovations in hardware technology, but fails to comprehend how a threat detection software solution could possibly succeed.  Because of that misconception, the marketplace does not currently have standards for the certification of aviation security products other than bulk explosives detection systems and explosives trace detectors, or ETD, which have been developed around chemical analysis and not image analysis.  Our challenge with the PinPoint product is to establish the testing and certification standards, to validate through independent parties the efficacy of PinPoint as an automated threat detection solution, and to convince the appropriate governmental authorities to commit financial resources to purchase PinPoint.  Our initial action to meet the challenge was the execution of a Teaming Agreement with Lockheed Martin.  Through our joint efforts we have been able to establish the necessary testing standards and methods.  While it remains to be seen if our efforts will result in a TSA certification, we have made material strides in the development of PinPoint, the accumulation of a large database of threat and non-threat images, and in the documentation of testing procedures and results.  Further, through our contractual relationships with EGC International, BridgeTech International, and Fowler International we have commenced the marketing and sale of PinPoint to the international community.  These relationships are a significant strategic component of our growth strategy as they provide us the sales and marketing reach that we would not otherwise be able to staff or fund.  These relationships have resulted in two opportunities to-date, each requiring an export license for which we have made application, with one such license issued by the U.S. Department of Commerce and another license pending.  Although there can be no assurance, during the fourth quarter of 2005 and the first quarter of 2006 we expect to commence and successfully complete pilot tests in all three locations: Moscow, Shanghai, and Caracas.  Management believes that market acceptance of PinPoint in these three markets as a viable threat detection solution will not only enhance our ability to sell worldwide, but it will open additional opportunities for the development of PinPoint as the intelligent image analysis solution for areas such as target acquisition, satellite remote sensing, and additional opportunities within aviation security such as people portals and cargo scanning.  At the same time, we intend to escalate our efforts with the TSA.  We will work very closely with Lockheed Martin to advance the certification process with TSA.  Additionally, we will solicit the support of politicians and the equipment manufacturers.  While TSA certification is not absolutely essential to the acceptance of Guardian’s PinPoint product, management believes that having TSA certification and a business relationship with the TSA is essential to our strategic growth plans as the relationship represents a material potential contract for baggage scanning applications and future material contracts for additional aviation and transportation security contracts.  Management remains focused on the ongoing development of PinPoint, particularly with respect to test results.  This focus must be even sharper as we enter the pilot test arena where the duration of the pilot test, the conditions under which the pilot test is conducted, and the definition of success and failure will vary country-by-country.  Market acceptance is the key to our future success.

The market for imaging and radiology technology in the U.S. is highly fragmented and we face competition from other companies that are developing products that are expected to be competitive with our products.  We compete with both large multinational solution providers and smaller companies. Some of our competitors have more capital, longer operating and market histories, and greater resources than we have, and may offer a broader range of products and at lower prices than we offer.  Establishing Guardian as an industry recognized healthcare solution provider and FlowPoint as the “best of breed” solution for radiology information systems (RIS) and picture archiving and communication systems (PACS) will be a long-term effort.  The Company will require a significant amount of capital for the continued development of FlowPoint to stay technologically ahead of the competition, to fund sales, marketing, and advertising of FlowPoint, and to hire the staff necessary to support customer service and technical support.  Our primary focus is the establishment of FlowPoint in the U.S. marketplace.  To-date we have signed two sales contracts, one implemented in the first quarter of 2005, and another one in the implementation stage with each of the clients.  These clients represent the foundation upon which we will be able to brand Guardian as a recognized healthcare solution provider, FlowPoint as a recognized and validated RIS/PACS solution, and they will serve as the reference accounts upon which we can build additional sales momentum.  We have a five person sales force divided amongst five regions of the U.S., we have established strategic sales/marketing alliances with other market recognized firms providing complimentary products/services, and we have established international marketing/sales efforts through our relationships with EGC International and BridgeTech International.  Management is focused on three primary considerations:  (1) development of customer service and technical staff to support client requirements, (2) development, follow-up, and closure of sales opportunities, and (3) constant vigilance in the management of the cash burn rate (until such time as the Company becomes cash sufficient through operations, it is imperative that business needs always be prudent given the Company’s cash constraint).

Guardian has incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional financing, and the success of its future operations.

The Company’s ability to continue as a going concern and meet its obligations as they come due is dependent upon its ability to raise sufficient additional financing as discussed above.  During the first six months of 2005, the Company’s average monthly cash used in operating activities was approximately $520,000.  Since January 1, 2005, and including $4,050,000 of funds raised in July and August of 2005, we have raised year-to-date gross proceeds of $6,725,000, which has resulted in net proceeds to the Company of approximately $6,499,412.  The existing cash balance, at June 30, 2005 of $107,022, together with the proceeds raised in July and August 2005, is expected to provide sufficient working capital to enable the Company to continue operations through December 31, 2005, absent cash flow from operations.  In May 2005, the Company entered into a placement agent agreement with an investment bank to provide private placement financing on a ‘best efforts’ basis.  The placement agreement expires twelve (12) months from the date of execution.  There can be no assurance that the Company will be successful in raising such financing.  The Company anticipates it will need to increase the current workforce significantly to achieve commercially viable sales levels.  There can be no assurance that these needs will be met or that the Company will be able to raise sufficient debt or equity financing to permit operations to continue.    If the Company is unable to raise sufficient additional financing to continue operations at a level necessary to achieve commercially viable sales levels, the liquidation value of the Company’s non-current assets may be substantially less than the balances reflected in the financial statements and the Company may be unable to pay its creditors.

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

Guardian’s Products and Services

Guardian’s core technology is an intelligent imaging informatics (“3i”) engine that is capable of extracting imbedded knowledge from digital images, as well as the capacity to analyze and detect image anomalies.  The technology is not limited by digital format.  It can be deployed across divergent digital sources such as still images, video and hyper spectral imagery.  To date, the technology has been extensively tested internally in the area of threat detection for baggage scanning at airports. However, varying degrees of research and development have been conducted in the areas of detection for cargo scanning, people scanning, military target acquisition in a hyper spectral environment, and satellite remote sensing ground surveys.  Product development in these areas is ongoing, and while there can be no assurance, we believe the current results of internal testing indicate that the technology should produce results equal to or greater than those currently achieved in baggage scanning.

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

•

In December 2004, the Company entered into a Teaming Agreement (details of which were disclosed in a Current Report on Form 8-K filed December 24, 2004) with Lockheed Martin to implement PinPoint into its existing scanning technologies, for deployment at US airports, for checkpoint security.

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

Results of Operations

Net losses for the periods reported reflect the consolidated results of operations of Guardian Technologies International, Inc. and its subsidiaries.  Year-to-date net losses through June 30, 2005 and 2004 were $8,332,978 and $16,230,727, respectively.

Net Revenues

Net revenues for the three and six month periods ended June 30, 2005, were $122,835 and $177,019, respectively.  These revenues result from the sale, implementation and maintenance of the Company’s FlowPoint healthcare solutions.  There were no revenues generated for comparable periods in 2004.

Cost of Sales

Cost of sales for the three and six month periods ended June 30, 2005 was $178,848 and $350,837, respectively.  The cost of sales includes amortization of acquired Wise Systems software for the three and six month period ended June 30, 2005 of $122,097 and $234,886 respectively.  Other costs of sales include installation labor and material for the three and six month period ended June 30, 2005 of $56,751 and $115,951.

The prior year cost of sales for the quarter and year-to-date ending June 30, 2004 was $190,412 and $380,825, respectively.  This was for the amortization of acquired asset for the DEVision compression software.  The DEVision asset was considered fully impaired and expensed at December 31, 2004.

Selling, General and Administrative expenses

Selling, general and administrative expenses for the three and six months ended June 30, 2005 were $3,501,142, and $8,164,679, respectively, as compared to the three and six months ended June 30, 2004 which were $10,471,361 and $14,841,598, respectively.  For the three and six month periods ended June 30, 2005, selling, general and administrative expenses decreased by 66.6% and 45.0% over the same periods in 2004, respectively.  The following table shows the changes in the major categories of selling, general and administrative expense:

	Restated Periods Ended June 30,
	Second Quarter			Six Months
	2005	2004	Change	2005	2004	Change
Payroll & payroll related	$ 724,380	$ 424,785	70.5%	$ 1,276,640	$ 915,800	39.4%
Research & development	241,016	216,934	11.1%	414,233	385,667	7.4%
Professional fees	599,302	364,311	64.5%	1,129,162	437,503	158.1%
Rent	85,285	52,575	62.2%	134,980	93,326	44.6%
Insurance	44,663	-	n/a	92,312	-	n/a
Travel	110,237	21,483	413.1%	197,197	72,192	173.2%
Miscellaneous	129,063	100,076	29.0%	249,089	128,124	94.4%
Stock-based compensation	1,553,132	9,286,682	-83.3%	4,644,669	12,802,530	-63.7%
Depreciation and amortization	14,064	4,515	211.5%	26,397	6,456	308.9%
	$ 3,501,142	$ 10,471,361	-66.6%	$ 8,164,679	$ 14,841,598	-45.0%

Payroll and payroll related expenses increased in 2005 over 2004, as the Company added additional staff in the areas of business development and technical development.

The Company amortized the fair value of employee stock options, and the fair value of stock issued to outside consultants during the three and six month periods ended June 30, 2005 and 2004.  The material decrease in stock-based compensation expense results from many of the stock-based consulting agreements reaching expiration and most employees, those having received non-qualified options, having reached 100% vesting of their options. The Company has also ceased the issuance of non-qualified options to employees, and has greatly reduced the number of consultants required that are working under stock-based compensation agreements.

The increase in research and development expense reflects the heightened development activity on PinPoint and increased staffing for research and development projects.  During the six months ended June 30, 2005, the Company continued a research and development program on PinPoint that included ongoing development on the conversion of the software code from Windows to UNIX, the development of programmer and user workbenches, and the continued development of detection scripts for an expanded list of explosive threats.

The professional fees have increased dramatically in 2005 over the same periods in 2004.  These increases are related to increased legal activity with respect to the development of standardized software licensing agreements, the preparation of export license applications, and the defense of a lawsuit filed against the Company by Visual Gold (Discussed in more detail in Part II, Item 1 – Legal Proceedings).

Rent expense reflects the Company’s move to a larger facility.  The lease for the new facility, which began February 1, 2005, resulted in a material increase in square footage.  The effect of the increased square footage is reflected in the 62.2% change for the three months as compared with the 44.6% increase for the six month period.

The Company had no insurance coverage in place during the first six months of 2004.  The amounts shown above for the three and six month periods represent the pro rata premiums for new insurance policies:  Directors and Officers, Product Liability, Property Liability, Employee Theft, Errors and Omissions, and Acts of Terrorism.

Travel expenses have increased substantially in 2005 over the same periods last year.  An increased number of the Company’s personnel were traveling to seminars, conferences, and, in the case of healthcare, to prospective client locations.

Interest expense

There was no interest expense for the three and six month periods ended June 30, 2005.  Interest expense for the same periods in 2004 was comprised of three components, all related to the convertible notes.  $145,628 represents the amortization of the discount on the convertible notes.  The discount represents the amortized portion of the fair value of the beneficial conversion feature.  $790,460 results from the fair value calculation of the warrants issued with the 120-day extension of the maturity date of the convertible notes. The remaining balance of $77,309 represents the interest expense accrued on the convertible notes through the end of the first quarter.

Liquidity and Capital Resources

To date the Company’s principal source of liquidity has been the net proceeds from external financing transactions.  For the six months ended June 30, 2005 and 2004 the Company provided net cash of $2,641,621 and $7,308,697, respectively, from such financing transactions.  The available cash balances at June 30, 2005 and 2004 were $107,022 and $4,818,826, respectively.

Cash Flows from Operating Activities

Net cash used by operating activities in the first six months of 2005 was $3,096,196, compared with net cash used by operating activities of $2,731,250 in the first six months of 2004, an increase of approximately 13.4%.  Adjustments to reconcile net loss to net cash used in operating activities decreased from $14,203,209 in 2004 to $4,977,095 in 2005, a decrease of $9,226,114, or 65.0%.  Included in the adjustments were a decrease in depreciation and amortization expense of $117,682, a decrease in stock-based compensation expense of $8,157,861, and a decrease in interest expense of $1,013,398.  We discussed the details of each of these items in the previous section of this discussion entitled “Results of Operations.”  Operating assets and liabilities changed from a $703,732 use of cash proceeds in 2004 to a $259,688 provision of cash in 2005, an increase in cash provided from operating assets and liabilities of $963,420, or 136.9%.

Cash Flows from Investing Activities

Net cash used by investing activities in the first six months of 2005 was $350,681, compared with net cash used by investing activities of $77,850 in the same period of 2004, an increase of $272,831, or 350.5%.  We invested during the first six months of 2005, $237,569 for the purchase of furniture, computers, equipment and software, and $113,112 for costs associated with the prosecution of certain patents with regard to our PinPoint technology.

Net cash used in investing activities in the first six months of 2004 was $77,850 and was used for the purchase of computer software and equipment.

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

Financial Condition and Going Concern Uncertainties

At June 30, 2005, the Company had a net working capital deficit of $642,809 compared with a net working capital surplus of $4,711,884 at June 30, 2004.  As of June 30, 2005, the Company has generated minimal revenue from operations and as a consequence has not produced sufficient funds to fund its operations, and the Company has incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financial requirements, raise additional debt or equity capital, and the success of its future operations.

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

The Company’s ability to continue as a going concern and meet its obligations as they come due is dependent upon its ability to raise sufficient additional financing as discussed above.  During the first six months of 2005, the Company’s average monthly cash used in operating activities was approximately $520,000.  During the three month period ended June 30, 2005, the Company raised $1,490,412 (net of investment fees and expenses) from a private placement offering of securities and the extension of the exercise period of certain outstanding stock warrants.  Additionally, during the period of July and August 2005, the Company raised an additional $3,924,000 (net of investment fees and expenses) from a private placement to certain investors.  In May 2005, the Company entered into a placement agent agreement with an investment banking firm to raise up to $10 million in additional financing in a private placement of our securities.   The placement agreement expires twelve (12) months from the date of execution.  There can be no assurance that the Company will be successful in raising such financing.  The Company anticipates it will need to increase the current workforce significantly to achieve commercially viable sales levels.  There can be no assurance that these needs will be met or that sufficient additional financing will be raised to permit operations to continue.  If the Company is unable to raise sufficient additional financing to continue operations at a level necessary to achieve commercially viable sales levels, the liquidation value of the Company’s non-current assets may be substantially less than the balances reflected in the financial statements and the Company may be unable to pay its creditors.

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

Since the closing of the reverse acquisition we have generated minimal revenues from the sale or our products.  Also, we have experienced operating losses and negative cash flows.  The Company has incurred a net loss of approximately $29,220,176 for the year ended December 31, 2004, and an operating loss of approximately $8,332,978 for the six months ended June 30, 2005.  Our business plan is unproven and we cannot assure you that we will ever achieve profitability or, if we achieve profitability, that it will be sustainable.  The income potential of our businesses is unproven, and our limited operating history makes it difficult to evaluate our prospects.  We anticipate increased expenses as we continue to expand and improve our infrastructure, invest in or develop additional products, make acquisitions, develop our technology, expand our sales and marketing efforts and pursue additional industry relationships.  Moreover, the acceptance of the products that we offer is uncertain, including acceptance by the healthcare and aviation security markets.

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

ITEM 6.  EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

		Incorporated by Reference		Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date
2.1	Amended and Restated Agreement and Plan of Reorganization dated effective June 12, 2003, by and among the Company, RJL Marketing Services, Inc., and the shareholders of RJL Marketing Services, Inc.	8-K	06/26/2003
2.2	Stock Purchase Agreement, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan Richards.	8-K	07/30/2004
2.3	Promissory Note, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan Richards..	8-K	07/30/2004
2.4	Cash Escrow Agreement, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan Richards..	8-K	07/30/2004
2.5	Stock Escrow Agreement, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan Richards..	8-K	07/30/2004
2.6	Employment Agreement, dated July 27, 2004, between Wise Systems Ltd. and Martin Richards.	8-K	07/30/2004
2.7	Deed of Covenant (Non-Competition Agreement), dated July 27, 2004, between the Company and Martin Richards.	8-K	07/30/2004
2.8	Deed of Covenant (Non-Competition Agreement), dated July 27, 2004 between the Company and Susan Richards	8-K	07/30/2004
3.1	Certificate of Incorporation	10-KSB	04/15/2004
3.2	Articles of Amendment to Certificate of Incorporation	10-KSB	04/15/2004
3.7	By-Laws	10-KSB	04/15/2004
4.1	Form of Common Stock Certificate	SB-2	03/22/96

10.1	Employment Agreement, dated October 1, 2002, between RJL Marketing Services, Inc. and Robert Dishaw.	10-QSB	08/15/2003
10.2	Employment Agreement, dated January 1, 2003, between RJL Marketing Services, Inc. and Michael W. Trudnak.	10-QSB	08/15/2003
10.3	Amendment Agreement, dated July 28, 2003, between RJL Marketing Services, Inc. and Michael W. Trudnak.	10-QSB	08/15/2003
10.4	Settlement Agreement, dated June 26, 2003, between the Registrant and J. Andrew Moorer.	10-QSB	08/15/2003
10.5	Exclusive Distribution Agreement, dated June 26, 2003, between RJL Marketing Services, Inc. and Diagnos, Inc.	8-K/A	08/26/2003
10.6	Employment Agreement, dated May 19, 2003, between RJL Marketing Services, Inc. and Darrell E. Hill.	8-K/A	08/26/2003
10.7	Employment Agreement, dated May 19, 2003, between RJL Marketing Services, Inc. and Stephen Lancaster.	8-K/A	08/26/2003
10.8	Consulting Agreement, dated May 19, 2003, between RJL Marketing Services, Inc. and Max Tobin.	8-K/A	08/26/2003
10.9	Employment Agreement, dated August 4, 2003, between the Registrant and Ruth H. Taylor.	10-QSB	11/14/2003

10.10	Employment Agreement, dated August 18, 2003, between the Registrant and William J. Donovan.	10-QSB	11/14/2003
10.11	Consulting Agreement, dated July 28, 2003, between the Registrant and Redwood Consultants LLC.	10-QSB	11/14/2003
10.12	Amended And Restated 2003 Stock Incentive Plan.	10-KSB	04/15/2004
10.13	Employment Agreement, dated December 3, 2003, between the Registrant and Victor Hamilton.	8-K	01/30/2004
10.14	Consulting Agreement, dated September 24, 2004, between the Registrant and Stonecroft Capital, LLC	10-KSB	05/13/2005
10.15	Consulting Agreement, dated August 17, 2004, between the Registrant and B. Michael Friedman/PRBroadcast, Inc.	10-KSB	05/13/2005
10.16	Consulting Agreement, dated August 18, 2004, between the Registrant and Phillip Johnston, Esq., CPA	10-KSB	05/13/2005
10.17	Distributor Agreement, dated March 30, 2005, between the Registrant and EGC International Corporation	10-K	12/31/05
10.18	Form of Incentive Stock Option Award Agreement.	10-Q	08/12/05
10.19	Form of Non-Qualified Stock Option Award Agreement	10-Q	08/12/05
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer			X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer			X
32.1	Section 1350 Certification of Chief Executive Officer			X
32.2	Section 1350 Certification of Chief Financial Officer			X

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

37