Form 10-Q/A
period 2005-09-30
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2006-09-01
CIK 873198

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends and restates in its entirety our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as initially filed with the Securities and Exchange Commission (“SEC”) on November 14, 2005.  Guardian Technologies International, Inc. (the “Company”), has filed this Amendment to give effect to the restatement of its consolidated financial statements for the quarters ended September 30, 2005 and 2004 (the “Restatement”).  Management’s decision, with the concurrence of the Audit Committee of the Company’s Board of Directors, to effect the Restatement was made in response to comments received from the staff of the Securities and Exchange Commission (the “SEC”) as part of the staff’s periodic review of our filings, as well as following consultation with our former independent registered public accountants, Aronson & Company, and our current independent registered public accountants, Goodman & Company, L.L.P.

As discussed in more detail in Note 4 of the notes to the consolidated financial statements, the Company is restating its consolidated financial statements for the periods indicated above, and for the years ended December 31, 2004 and 2003, and for the periods ended September 30, 2005 and 2004, to give effect to certain adjustments to correct the way we apply certain accounting principles to convertible financial instruments (common stock purchase warrants and convertible notes) and equity instruments with certain redemption rights issued by the Company; the revaluation of certain stock purchase warrants to estimated fair value; and to reclassify certain stock-based compensation expenses to selling, general and administrative expense.  Certain embedded derivative instruments within agreements we entered into related to our convertible note financing require bifurcation and separate valuation under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  The application of SFAS 133 requires certain derivative instruments to be bifurcated and resulted in a restatement to the Company’s consolidated financial statements to properly reflect such convertible debt and embedded conversion features.  Further, the Company has reclassified and valued, based on the contractual redemption value, shares of our common stock issued as compensation pursuant to an asset purchase agreement, from permanent equity to temporary equity.  These restatements affected changes in all of the consolidated financial statements.

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

This Amendment continues to speak as of the date of our report on Form 10-Q.  Except as set forth above, this Amendment No. 1 to our Form 10-Q/A for the quarter ended September 30, 2005 does not reflect events occurring after November 14, 2005 or modify or update those disclosures affected by subsequent events.  The filing of this Amendment No. 1 is not a representation that any statements contained in the original Report, or this Amendment No. 1 are true and complete as of any date subsequent to the date of the original Report.  The filing of this Amendment No. 1 shall not be deemed an admission that the original filing, or Amendment No. 1, when made, contained any untrue statement of a material fact or omitted to state a material fact necessary to make the statements therein not misleading.

TABLE OF CONTENTS

TABLE OF CONTENTS

3

PART I.  FINANCIAL INFORMATION

4

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS

4

CONSOLIDATED BALANCE SHEETS

4

CONSOLIDATED STATEMENTS OF OPERATIONS

5

CONSOLIDATED STATEMENTS OF OPERATIONS

5

CONSOLIDATED STATEMENTS OF CASH FLOWS

6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

8

(1)

Description of Business

8

(2)

Basis of Presentation

8

(3)

Financial Condition and Going Concern Uncertainties

9

(4)

Restatement

10

Cancellation of Warrants Never Issued

12

(5)

Recently Issued Accounting Pronouncements

14

(6)

Acquisitions

14

(7)

Goodwill and Intangible Assets

14

(8)

Warrants

15

(9)

Stockholders’ Equity

15

(10)

Legal Proceedings

17

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

17

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

38

ITEM 4.

CONTROLS AND PROCEDURES

38

PART II.  OTHER INFORMATION

40

ITEM 1.

LEGAL PROCEEDINGS

40

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

40

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

41

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

41

ITEM 5.

OTHER INFORMATION

41

ITEM 6.

EXHIBITS

42

 PART I.  FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	UNAUDITED
	September 30, 2005 RESTATED	DECEMBER 31, 2004 RESTATED
ASSETS
Current assets:
Cash and cash equivalents	$ 4,340,449	$ 925,999
Accounts receivable	57,400	59,312
Other current assets	123,344	25,184
Prepaid expenses	146,900	303
Total current assets	4,668,093	1,010,798

Equipment, net	348,449	132,772

Other assets:
Deposits	229,665	8,881
Goodwill	115,744	126,472
Intangible assets, net	1,852,570	2,250,152

Total assets	$ 7,214,521	$ 3,529,075

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 401,306	$ 278,439
Accrued expenses	283,213	132,306
Deferred revenue	90,731	59,556
Total current liabilities	775,250	470,301

Common shares subject to repurchase, stated at estimated redemption value; 510,300 shares outstanding at September 30, 2005; 587,000 outstanding at December 31, 2004

	1,777,342	2,044,228

Stockholders' Equity
Common stock, $0.001 par value -
Authorized - 200,000,000 shares
Issued and outstanding at 9/30/2005 - 32,798,458
Issued and outstanding at 12/31/2004 - 28,042,320	32,799	28,043
Stock subscription receivable	(289,600)	(999,638)
Accumulated comprehensive income (loss)	(75,595)	111,628
Deferred stock compensation	(266,650)	(5,029,116)
Additional paid-in capital	51,883,320	42,806,680
Accumulated deficit	(46,622,345)	(35,903,051)
Total stockholders' equity	4,661,929	1,014,546

Total liabilities and stockholders' equity	$ 7,214,521	$ 3,529,075

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005 Restated	2004 Restated	2005 Restated	2004 Restated

Net revenues	$ 43,288	$ 62,248	$ 220,307	$ 62,248

Cost of sales	210,482	249,777	561,319	630,602

Gross profit (loss)	(167,194)	(187,529)	(341,012)	(568,354)

Selling, general and administrative	2,232,080	3,882,043	10,396,761	18,723,641

Operating loss	(2,399,274)	(4,069,572)	(10,737,773)	(19,291,995)

Other income (expense):
Interest income	12,960	6,446	18,479	11,539
Interest expense	-	(10,186)	-	(1,023,583)
Total other income (expense)	12,960	(3,740)	18,479	(1,012,044)

Net loss	$ (2,386,314)	$ (4,073,312)	$ (10,719,294)	$ (20,304,039)

Loss per common share:
Basic and diluted	$ (0.08)	$ (0.19)	$ (0.36)	$ (1.09)

Weighted average number of shares used in computing basic and diluted net loss per share	31,435,862	22,009,747	29,752,065	18,679,570

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2005 Restated	2004 Restated

OPERATING ACTIVITIES:
Net loss	$ (10,719,294)	$ (20,304,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	403,074	641,642
Stock-based compensation expense	4,914,569	15,743,560
Non-cash interest expense	-	1,023,175
Foreign currency translation adjustment	13,261	-
Changes in operating assets and liabilities:
Accounts receivable	(3,265)	46,988
Other current assets	(98,160)	(28,880)
Prepaid expenses	(146,597)	-
Deposits	(228,755)	129,019
Accounts payable	128,668	(324,530)
Accrued expenses	150,907	(605,020)
Deferred revenue	36,609	-
Net cash used in operating activities	(5,548,983)	(3,678,085)

INVESTING ACTIVITIES:
Purchase of equipment	(261,791)	(79,619)
Investment in patents	(135,488)	-
Acquisition, net of cash acquired	-	(1,244,142)
Change in restricted cash	-	(1,000,000)
Net cash used in investing activities	(397,279)	(2,323,761)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	7,138,036	7,421,197
Proceeds from exercise of employee stock options	100,000	-
Proceeds from exercise of stock warrants	2,142,381	-
Net cash provided by financing activities	9,380,417	7,421,197

Effect of exchange rate changes on cash and cash equivalents	(19,705)	(6,373)

Net change in cash and cash equivalents	3,414,450	1,412,978

Cash and cash equivalents at the beginning of the period	925,999	319,229

Cash and cash equivalents at the end of the period	$ 4,340,449	$ 1,732,207

Supplemental schedule of cash flow information:
Interest payments	$ -	$ 408
Warrants issued to placement agent for common stock offerings	306,000	2,323,589
Warrants extended for one additional year	1,746,215	-
Common stock subject to repurchase, derivative liability	266,886	-
Conversion of bridge note principal balance to common stock	-	700,000
Conversion of bridge note accrued interest to common stock	-	99,185
Warrants issued to consultant for future services	-	27,500
Amortization of bridge note discounts	-	1,013,397
Notes payable less discount, Wise acquisition	-	986,250

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

Guardian Technologies International, Inc. is a technology company that designs, develops and delivers sophisticated imaging informatics solutions to its target markets:  security and healthcare.  The Company utilizes high-performance imaging technologies and advanced analytics to create integrated information management technology products and services that address critical problems in healthcare and homeland security for corporations and governmental agencies.  Each product and service can radically improve the quality and velocity of decision-making, organizational productivity, and efficiency within the enterprise.  The Company’s product suite is a platform for innovation that efficiently integrates, streamlines, and distributes business and clinical information and images across the enterprise.

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

(2)

Basis of Presentation

The accompanying unaudited financial statements as of September 30, 2005, and for the three and nine month periods ended September 30, 2005 and 2004, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including Form 10-Q, Regulaton S-K, and Regulation S-X.  The information furnished herein reflects all normal recurring adjustments, which are necessary, in the opinion of management, for a fair statement of the results for the interim periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  The Company believes that the disclosures provided are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with Guardian’s amended Annual Report filed on Form 10-KSB/A for the fiscal year ended December 31, 2004.  Interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

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

Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in Guardian’s amended Annual Report filed on Form 10-KSB/A for the fiscal year ended December 31, 2004.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2005 Restated	2004 Restated	2005 Restated	2004 Restated
Net loss - as reported	$ (2,386,314)	$ (4,073,312)	$ (10,719,294)	$ (20,304,039)
Add: stock-based employee compensation expense included in reported net loss	193,750	(152,611)	1,511,250	1,944,681
Deduct: stock-based employee compensation expense determined under the fair value based method for all awards	(1,298,958)	(1,235,007)	(3,954,509)	(2,994,080)
Pro forma net loss	$ (3,491,522)	$ (5,460,930)	$ (13,162,553)	$ (21,353,438)

Net loss per common share
As Reported:
Basic and diluted	$ (0.08)	$ (0.19)	$ (0.36)	$ (1.09)

Pro forma:
Basic and diluted	$ (0.11)	$ (0.25)	$ (0.44)	$ (1.14)

(3)

Financial Condition and Going Concern Uncertainties

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

The Company’s ability to continue as a going concern and meet its obligations as they come due is dependent upon its ability to raise additional financing as discussed above.  During the period beginning January 1, 2005 and ending as of the date of filing of this Quarterly Report on Form 10-Q, we have raised approximately $9,657,596 (net of investment fees and expenses) from the sale of our equity (or equity-based) securities, including from the exercise of outstanding common stock purchase warrants that had been issued in a private placement during 2004.  In addition, U.S. and international sales/marketing efforts for the Company’s healthcare product, FlowPoint, during the quarter ended September 30, 2005, resulted in sales of five licenses for the purchase of FlowPoint.  While the sales of these licenses are below our customary prices, they nonetheless establish Guardian as a viable participant in the healthcare marketplace and provide us with future reference accounts.  Additionally, during the same quarter the Company began international sales and marketing efforts for its threat detection product, PinPoint.  Although the Company has not generated any revenue from the sale of its PinPoint product, we have applied for five export licenses and have been granted two of those licenses by the Department of Commerce.  The Company expects to begin two international pilot projects before the end of the year for its PinPoint product.

Management believes that the cash balance of $4,340,499 as of September 30, 2005, and the additional approximately $500,000 of cash proceeds received in October 2005 to be sufficient to support operations, absent cash flow from revenues, for a period of approximately six months.  Also, the Company will seek to raise additional financing through the sale of debt or equity securities, including from the exercise of outstanding warrants and options, for the purpose of financing its operations, to expand marketing efforts, accelerate product development and for acquisitions. There can be no assurance that such financing efforts will be successful, that the Company will be able to raise sufficient additional financing for such purposes, or that the marketing and product development efforts, or acquisition strategy will be successful.  Also, management believes that during fourth quarter of 2005 and first quarter of 2006, it will be able to generate additional revenue from the sale of its FlowPoint product and hopes to alleviate any going concern issue, although there can be no assurance that it will be able to do so.  Furthermore, during April 2005, the Company entered into a letter agreement with an investment banking firm which has agreed to assist Guardian in a private placement of its equity or equity-linked securities. The securities will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The agreement is for a term of 12 months but may be terminated by either party upon 30-days’ prior written notice.  We have agreed to pay the investment banking firm a financing completion fee in cash of 7% of the gross proceeds of any financing, warrants to purchase a number of shares equal to 2% of aggregate number of shares issued to investors in any financing, and reimburse the investment banking firm for certain out-of-pocket expenses. Also, we have granted the investment banking firm a first right of refusal for one year from the closing of any financing to serve as lead managing underwriter of any public financing or as lead placement agent on any private financing.  As of the date of this Report, the board of directors has not approved the terms of any financing through such investment bank, although it reserves the right to do so at any time in the future upon terms to be negotiated by management and approved by the board of directors.  There can be no assurance that any private placement will commence, be conducted, or that we will raise any financing as a result thereof.

(4)

Restatement

The Company restated the unaudited consolidated financial statements as of September 30, 2005 and 2004, and certain disclosures in notes to the consolidated financial statements have been restated to reflect the Restatement adjustments.  In the Restatement, we have:

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

The previous shareholders of Difference Engines sold 58,700 shares and 18,000 shares during the quarters ended March 31 and June 30, 2005, respectively, and we reduced the temporary equity account and increased the permanent equity account by the estimated redemption value of the shares, $266,886.  Therefore, the redemption value at September 30, 2005 is $1,777,342.

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

During the year ended December 31, 2004, and as a result of the recalculation of the embedded put option, the Company beneficially adjusted previously recorded interest expense of $1,043,321, by $15,761 to a total expense of $1,027,560.  Further, on April 28, 2004, all holders of the convertible bridge financing notes elected to convert their outstanding principal and accrued interest into equity, on the same terms and conditions as a contemporaneous private placement.  Total interest expense recognized during the period ended March 31, 2004 and June 30, 2004 was $1,002,765 and $10,632 respectively.  Therefore, in the restatement, the Company increased interest expense for the quarter ended March 31, 2004 by $58,787, and decreased interest expense for the quarter ended June 30, 2004 by $176,834, for a net decrease in interest expense for the first half of 2004 of $118,047.

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

Reclassification of Stock-Based Compensation to Selling, General & Administrative

The previously reported statements of operations segregated on a separate line stock-based compensation expense from selling, general and administrative expense.  With this Restatement of the consolidated financial statements, the Company added the stock-based compensation expense to selling, general and administrative expense for presentation purposes.  The employee stock-based compensation expense for the nine months ended September 30, 2005 and 2004 was $3,403,319 and $13,798,879, respectively.

Reclassification of Depreciation Expense to Selling, General & Administrative

The previously reported statements of operations segregated depreciation and amortization expense from selling, general and administrative expense.  With this Restatement of the consolidated financial statements, the Company added the depreciation and amortization expense to selling, general and administrative expense for presentation purposes.  The depreciation and amortization expense was $56,356 and $17,805 for the nine months ended September 30, 2005 and 2004, respectively.

The following table presents the effect of the Restatement on the consolidated financial statements for the nine months ended September 30, 2005 and 2004:

	NINE MONTHS ENDED SEPTEMBER 30, 2005
	PREVIOUSLY REPORTED	RESTATEMENT ADJUSTMENT	RESTATED
Consolidated Balance Sheet
Common shares subject to repurchase; stated at estimated redemption value; 587,000 shares issued; 510,300 shares outstanding	$-	$1,777,342	$1,777,342

Consolidated Statement of Operations
Operating expenses:
Selling, general and administrative	$5,425,836	$4,970,925	$10,396,761
Depreciation	53,093	(53,093)	-
Amortization of intangibles	3,263	(3,263)	-
Amortization of stock compensation	4,598,669	(4,598,669)	-
Total operating expenses	$10,080,861	$315,900	$10,396,761
Net loss	$(10,403,394)	$(315,900)	$(10,719,294)
Earnings per share - basic and diluted	$(0.35)	$(0.01)	$(0.36)

Consolidated Statement of Cash Flow
Operating Activities:
Net loss	$(10,403,394)	$(315,900)	$(10,719,294)
Stock-based compensation expense	4,598,669	315,900	4,914,569

Consolidated Statement of Stockholders' Equity
Additional paid-in capital	$52,922,493	$(1,039,173)	$51,883,320
Deficit accumulated	(45,884,178)	(738,167)	(46,622,345)
Total stockholders' equity	6,439,269	(1,777,340)	4,661,929

	NINE MONTHS ENDED SEPTEMBER 30, 2004
	PREVIOUSLY REPORTED	RESTATEMENT ADJUSTMENT	RESTATED
Consolidated Statement of Operations
Cost of sales	$54,928	$575,674	$630,602
Gross Profit	7,320	(575,674)	(568,354)

Operating expenses:
Selling, general and administrative	2,962,275	15,761,366	18,723,641
Depreciation	593,480	(593,480)	-
Amortization of stock compensation	15,427,660	(15,427,660)	-
Total operating expenses	$18,983,415	$(259,774)	$18,723,641
Interest expense	$(1,141,630)	$118,047	$(1,023,583)
Net loss	$(20,106,186)	$(197,853)	$(20,304,039)
Earnings per share - basic and diluted	$(1.08)	$(0.01)	$(1.09)

Consolidated Statement of Cash Flow
Operating Activities:
Net loss	$(20,106,186)	$(197,853)	$(20,304,039)
Stock-based compensation expense	15,427,660	315,900	15,743,560
Amortization of bridge notes discounts	1,141,222	(118,047)	1,023,175

Consolidated Statement of Stockholders' Equity
Stock warrants outstanding	$9,038,871	$(9,038,871)	$-
Deferred stock compensation	(4,609,219)	(526,500)	(5,135,719)
Additional paid-in capital	28,260,620	7,776,210	36,036,830
Deficit accumulated	(26,731,948)	(255,065)	(26,987,013)
Total stockholders' equity	5,975,170	(2,044,228)	3,930,942

The following table presents the effect of the Restatement on the consolidated statement of operations for the three months ended September 30, 2005 and 2004:

	THREE MONTHS ENDED SEPTEMBER 30, 2005
	PREVIOUSLY REPORTED	RESTATEMENT ADJUSTMENT	RESTATED
Consolidated Statement of Operations
Operating expenses:
Selling, general and administrative	$1,940,537	$291,543	$2,232,080
Depreciation	19,980	(19,980)	-
Amortization of intangibles	1,663	(1,663)	-
Amortization of stock compensation	269,900	(269,900)	-
Total operating expenses	$2,232,080	$-	$2,232,080
Net loss	$(2,386,314)	$-	$(2,386,314)
Earnings per share - basic and diluted	$(0.08)	$-	$(0.08)

	THREE MONTHS ENDED SEPTEMBER 30, 2004
	PREVIOUSLY REPORTED	RESTATEMENT ADJUSTMENT	RESTATED
Consolidated Statement of Operations
Cost of Sales	$59,365	$190,412	$249,777
Gross profit	2,883	(190,412)	(187,529)

Operating expenses:
Selling, general and administrative	925,225	2,956,818	3,882,043
Depreciation	206,199	(206,199)	-
Amortization of stock compensation	2,730,431	(2,730,431)	-
Total operating expenses	$3,861,855	$20,188	$3,882,043
Net loss	$(3,862,712)	$(210,600)	$(4,073,312)
Earnings per share - basic and diluted	$(0.18)	$(0.01)	$(0.19)

(5)

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

(6)

Acquisitions

On July 27, 2004, the Company completed the acquisition of Wise Systems Ltd.  The unaudited pro forma consolidated results of continuing operations, as though the acquisition of Wise Systems Ltd. had taken place at the beginning of the periods presented, are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Revenue	$ 43,288	$ 104,496	$ 220,307	$ 314,219
Loss from continuing operations	$ (2,386,314)	$ (4,122,957)	$ (10,719,294)	$ (20,304,878)
Net loss per common share: Basic and diluted	$ (0.08)	$ (0.19)	$ (0.36)	$ (1.09)

The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition been completed at the beginning of the periods presented or the results which may occur in the future.

(7)

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

(8)

Warrants

The Company has issued warrants as compensation to its placement agent and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.  The table below shows the outstanding warrants as of September 30, 2005.

Title	Number of Warrants Granted and Outstanding	Date Warrants are Exercisable	Exercise Price

Common stock purchase warrants issued to placement agent	21,800	November 24, 2003	$ 1.95
	489,154	May 14, 2004	$ 1.92
	48,000	April 15, 2004	$ 3.00
	54,000	July 13, 2005	$ 3.00
612,954

Common stock purchase warrants issued to consultants	250,000	May 19, 2004	$ 5.00

Common stock purchase warrants issued to bridge noteholders	200,000	December 8, 2003	$ 2.50
	280,000	December 19, 2003	$ 2.50
	62,500	December 20, 2003	$ 5.00
	124,870	April 28, 2004	$ 2.65
667,370

Common stock purchase warrants issued to investors in the private placement	65,000	February 6, 2004	$ 2.65
	54,600	May 14, 2004	$ 2.65
	50,000	December 27, 2004	$ 2.65
	38,000	July 1, 2005	$ 2.65
	75,000	April 15, 2005	$ 3.00
282,600

Total Warrants Issued and Outstanding	1,812,924

(9)

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

During September 2005, a group of investors in the 2004 Private Placement exercised 856,173 stock purchase warrants that resulted in the issuance of 856,173 shares of common stock for cash proceeds to the Company of $1,991,818 (751,581 shares) in September 2005 and $277,179 (104,592 shares) in October 2005.

During September 2005, the placement agent for the 2004 Private Placement used the cashless exercise provision of their stock purchase warrants to exchange 23,940 stock purchase warrants for 14,646 shares of common stock.

Warrant Extensions

During June 2005, in conjunction with a private placement to certain investors and as consideration for the investment of $650,000, we agreed to a one-year extension of the exercise period for outstanding stock purchase warrants totaling 690,586 warrants.

Direct Investment

During January 2005, the Company accepted direct investment from an accredited investor of $75,000 and issued 50,000 shares of common stock.

During January 2005, the Company accepted direct investment, previously subscribed in December 2004, from an accredited investor of $1,000,002 and issued 500,000 shares of common stock.

During April 2005, pursuant to the terms of a Units Purchase Agreement, the Company closed on a private placement of its securities totaling $1,200,000, before deductions of $109,590 for certain investment banking fees and expenses.  The Company issued to the investors 480,000 shares of common stock and 120,000 Class B Common Stock Purchase Warrants with an exercise price of $3.00 per share that are exercisable through August 15, 2006.  In addition, the placement agent received 48,000 stock purchase warrants with an exercise price of $3.00 per share for a period of five years from the date of issuance, containing certain anti-dilution provisions, a piggy-back registration right, a cashless exercise provision, and other customary provisions.  The Company issued 48,000 warrants to placement agents as compensation for the transaction.

During June 2005, the Company accepted direct investment from a group of accredited investors of $400,000 and issued 200,000 shares of common stock.

During July and August 2005, the Company closed on a private placement of its securities totaling $4,650,000, before deductions of $129,500 for certain investment banking fees and expenses.  The Company issued to the investors 2,370,000 shares of common stock.  In addition, the placement agent received 92,000 stock purchase warrants with an exercise price of $3.00 per share for a period of five years from the date of issuance, containing certain anti-dilution provisions, a piggy-back registration right, a cashless exercise provision, and other customary provisions.  The Company issued 102,500 warrants to placement agents as compensation for the transaction.

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

Consulting Stock Compensation

On May 16, 2005, under the incentive compensation terms of a consulting agreement with its primary investor relations consultant, the Company issued 24,000 shares of common stock in exchange of commissions for shares.  The Company adjusted common stock and additional paid-in-capital accounts accordingly for $24.

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

(10)

Legal Proceedings

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As more fully described in Note 4 in the Notes to Restated Consolidated Financial Statements included in this Form 10-Q/A, the Company has restated its unaudited consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows as of June 30, 2005 and 2004, as previously reported on the Company’s Form 10-Q for the quarter ended September 30, 2005.   The following discussions should be read in conjunction with the information contained in the unaudited consolidated financial statements of the Company and related notes thereto, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition or Plan of Operations set forth in the Company’s Form 10-KSB/A for the year ended December 31, 2004, filed with the Securities and Exchange Commission on September 1, 2006.

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

Currently there are no standards within the aviation security marketplace for the testing and validation of software technology solutions.  The marketplace places a premium on the newest innovations in hardware technology, but fails to comprehend how a threat detection software solution could possibly succeed.  Because of that misconception, the marketplace does not currently have standards for the certification of aviation security products other than bulk explosives detection systems and explosives trace detectors, or

ETD, which have been developed around chemical analysis and not image analysis.  Our challenge with the PinPoint product is to establish the testing and certification standards, to validate through independent parties the efficacy of PinPoint as an automated threat detection solution, and to convince the appropriate governmental authorities to commit financial resources to purchase PinPoint.  Our initial action to meet the challenge was the execution of a Teaming Agreement with Lockheed Martin.  Through our joint efforts we have been able to establish the necessary testing standards and methods.  While it remains to be seen if our efforts will result in a TSA certification, we have made material strides in the development of PinPoint, the accumulation of a large database of threat and non-threat images, and in the documentation of testing procedures and results.  Further, through our contractual relationships with EGC International, BridgeTech International, and Fowler International we have commenced the marketing and sale of PinPoint to the international community.  These relationships are a significant strategic component of our growth strategy as they provide us the sales and marketing reach that we would not otherwise be able to staff or fund.  These relationships have resulted in four opportunities to-date, each requiring an export license for which we have made application, with two such licenses having been issued by the U.S. Department of Commerce.  Although there can be no assurance, during the fourth quarter of 2005 and the first quarter of 2006 we expect to commence and successfully complete pilot tests in all three locations: Moscow, Shanghai, and Caracas.  Management believes that market acceptance of PinPoint in these three markets as a viable threat detection solution will not only enhance our ability to sell worldwide, but it will open additional opportunities for the development of PinPoint as the intelligent image analysis solution for areas such as target acquisition, satellite remote sensing, and additional opportunities within aviation security such as people portals and cargo scanning.  At the same time, we intend to escalate our efforts with the TSA.  We will work very closely with Lockheed Martin to advance the certification process with TSA.  Additionally, we will solicit the support of politicians and the equipment manufacturers.  While TSA certification is not absolutely essential to the acceptance of Guardian’s PinPoint product, management believes that having TSA certification and a business relationship with the TSA is essential to our strategic growth plans as the relationship represents a material potential contract for baggage scanning applications and future material contracts for additional aviation and transportation security contracts.  Management remains focused on the ongoing development of PinPoint, particularly with respect to test results.  This focus must be even sharper as we enter the pilot test arena where the duration of the pilot test, the conditions under which the pilot test is conducted, and the definition of success and failure will vary country-by-country.  Market acceptance is the key to our future success.

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

The Company’s ability to continue as a going concern and meet its obligations as they become due is dependent upon its ability to raise sufficient additional financing as discussed above.  During the period beginning January 1, 2005 and ending as of the date of filing of the original Quarterly Report on Form 10-Q, we have raised approximately $9,657,596 (net of investment fees and expenses) from the sale of our equity and equity based securities, including from the exercise of outstanding common stock purchase warrants that had been issued in a private placement during 2004.  Management expects that its cash balance of $4,340,499 as of September 30, 2005, and the approximately $277,179 of cash proceeds received in October 2005 to be sufficient to support operations, absent cash flow from revenues, for a period of approximately six months.  The Company anticipates it will need to increase the current workforce significantly to achieve its cash needs during the next twelve months.  Although there can be no assurance, the Company expects to meet such additional cash needs from the sale of its products, and from one or more equity or debt financings, including exercises of outstanding warrants or the issuance of additional equity or convertible securities.  There can be no assurance that these needs will be met or that sufficient additional financing will be raised to permit operations to continue.  In addition, U.S. and international sales/marketing efforts for the Company’s healthcare product, FlowPoint, during the quarter ended September 30, 2005, resulted in sales of five licenses for the purchase of our FlowPoint product.  While the sales of these licenses are below our customary prices, management believes they nonetheless will help establish Guardian as a viable participant in the healthcare marketplace and provide us with a customer reference platform upon which to grow revenues.  Additionally, during the quarter ended September 30, 2005, the Company began increased international sales and marketing efforts for its threat detection product, PinPoint.  Additionally, during the quarter ended September 30, 2005, the Company began increased international sales and marketing efforts for its threat detection product, PinPoint.  Although the Company has not generated any revenue from the sale of its PinPoint product, we have applied for five export licenses to conduct international pilot tests and have been granted export licenses for two of those locales, Moscow and Shanghai.  We expect that we will have begun two international pilot projects before the end of this fiscal year.  If the Company is unable to raise sufficient additional financing to continue operations at a level necessary to achieve commercially viable sales levels, the liquidation value of the Company’s non-current assets may be substantially less than the balances reflected in the financial statements and the Company may be unable to pay its creditors.

Also, the Company’s independent registered public accounting firm’s reports on the restated consolidated financial statements included in the Company’s annual reports on Form 10-KSB/A for the year ended December 31, 2004, contained an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about the Company’s ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become a stockholder of the Company.

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

Results of Operations

Net losses for the periods reported reflect the consolidated results of operations of Guardian Technologies International, Inc. and its subsidiaries.  As discussed below, net revenues for the three months ended September 30, 2005, and 2004, were approximately $43,288 and $62,248, respectively, a decrease of approximately 30.5%.  Net revenues for the nine months ended September 30, 2005, and 2004, were approximately $220,307 and $62,248, respectively, an increase of approximately 254.0%.  Such revenues resulted from the sale, implementation and maintenance of the Company’s FlowPoint healthcare solutions.  The Company did not generate any revenue from the sale of its PinPoint product during the periods.  Also as discussed below, year-to-date net losses through September 30, 2005 and 2004 were approximately $10,719,294 and $20,304,039, respectively.  The loss per common share, for the quarter ended September 30, decreased from $0.19 per share in 2004 to $0.08 per share in 2005.  Year-to-date through September 30, the loss per share decreased from $1.09 per share in 2004 to $0.36 per share in 2005.

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004

Net Revenues

Net revenues from FlowPoint product sales and annual maintenance fees decreased by $18,960, or 30.5%, to $43,288 in the third quarter of fiscal 2005 from $62,248 in the third quarter of fiscal 2004.  The decrease in maintenance revenues in the third quarter of 2005 resulted from higher than expected maintenance revenues in the first six months of 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1,649,963, or 42.5%, to $2,232,080 in the third quarter of fiscal 2005 as compared to $3,882,043 for the comparable period in fiscal 2004.  The table below details the components of selling, general and administrative expense, as well as the percentage change period-to-period.

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

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consultant fees.  Professional fees increased approximately $176,935, of which approximately $56,206, or 31.8%, of such increase was due to an increase in legal fees associated with the Company’s defense of a suit in Minnesota, approximately $25,202, or 14.2%, of such increase was due to legal fees related to patent applications, approximately $39,707, or 22.4%, of such increase was due to legal fees related to SEC filings and corporate governance, and approximately $55,820, or 31.6%, of such increase was due to increased outside consulting support related to the development of FlowPoint and PinPoint.

Marketing costs of $112,735 in the quarter ended September 30, 2005 are the result of the Company’s participation in tradeshows/conferences of approximately $65,104, or 57.7%, of such costs and approximately $47,631, or 42.3%, of such costs for the preparation and production of marketing brochures.

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

Rent increased by $45,958, or 136.3% over the same period of 2004.  The increase reflects the Company’s move to a larger facility in February 2005.

Travel expenses were $80,424 during the quarter ended September 30, 2005, compared to $0 in the comparable period in 2004.  The increase is a result of the Company’s initiation of increased sales and marketing efforts both internationally and domestically.

Amortization of Stock-based compensation

Included in this non-cash expense category are the amortization of the estimated fair value of employee stock options and the fair market value of stock issued to outside consultants.  During the quarter ended September 30, 2005, we recognized an expense associated with employee stock option compensation of approximately $193,750 and approximately $76,150 of consulting expense, which represents the amortized portion of stock compensation in lieu of cash compensation to consultants.  During the same quarterly period of 2004 we recognized an expense recovery associated with employee forfeitures of $152,611 of employee stock option compensation expense and $3,093,641 of consulting expense.

There were no employee stock option forfeitures during the quarter ended September 30, 2005, as compared to the same period in 2004, where forfeitures exceeded the amortized value of the employee stock options.  The employee stock option expense recorded in 2005 represents the amortized value of the employee stock options in excess of their estimated fair value at the date of grant.

Consulting expense, for stock-based compensation to consultants, decreased by $3,017,491, or 97.5%.  The expense is based on the amortizing portion of the fair market value of the stock compensation, as remeasured on each reporting date.  A significant number of consulting agreements expired during 2004 and relatively few new agreements were executed in 2005.

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

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net Revenues

Net revenues from FlowPoint product sales and annual maintenance fees increased by $158,059, or 253.9%, to $220,307 for the nine month period ended September 30, 2005, from $62,248 for the same period in 2004.  The increase in revenues during the nine months ended September 30, 2005 reflects the addition of software license revenue from new contracts for the sale of our FlowPoint product.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $8,326,880, or 44.5%, to $10,396,761 for the nine month period ended September 30, 2005, as compared to $18,723,641 for the comparable period in 2004.  The table below details the components of selling, general and administrative expense, as well as the percentage change period-to-period.

	Nine Months Ended September 30
	2005	2004	$ Change	%

Payroll and related costs	$2,163,823	$1,130,915	$1,032,908	91.3
Research and development costs	639,568	589,128	50,440	8.6
Professional fees	1,532,343	805,564	726,779	90.2
Marketing costs	182,651	55,515	127,136	229.0
Insurance costs	231,484	-	231,484	n/a
Rent	214,666	127,025	87,641	69.0
Travel	277,621	145,736	131,885	90.5
Miscellaneous expenses	183,679	108,393	75,286	69.5
Stock-based compensation	4,914,569	15,743,560	(10,828,991)	-68.8
Depreciation and amortization	56,357	17,805	38,552	216.5
Total	$10,396,761	$18,723,641	$(8,326,880)	-44.5

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

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consultant fees.  Professional fees increased approximately $726,779, of which approximately $127,062, or 17.5%, of such increase was due to an increase in legal fees associated with the Company’s defense of a suit in Minnesota, approximately $116,734, or 16.1%, of such increase was due to legal fees related to patent applications, approximately ($108,807), or (15.0%), was due to decreased legal fees related to SEC filings and corporate governance, and approximately $591,790, or 81.4%, of such increase was due to increased outside consulting support related to the development of FlowPoint and PinPoint.

Marketing costs increased approximately $127,136, of which approximately $113,176, or 89.0%, of such increase was due to participation in tradeshows/conferences (principally for healthcare), and approximately $13,960, or 11.1%, of such increase was for the preparation and production of marketing brochures.

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

Stock-based compensation represents the amortization of the estimated fair value of employee stock options and the estimated fair market value of stock issued to outside consultants.  During the nine month period ended September 30, 2005, the Company recognized an expense associated with employee stock option compensation of $1,511,250 and $3,403,319 of consulting expense.  During the same nine month period of 2004 we recognized an expense associated with employee stock option compensation of $1,944,681 and $13,798,879 of consulting expense.  Total amortization of stock compensation decreased by $10,828,991, or 68.8%, to $4,914,569 for the nine month period ended September 30, 2005.

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

Consulting expense, for stock-based compensation to consultants, decreased by $10,395,560, or 75.3%.  The expense is based on the amortizing portion of the fair market value of the stock compensation, as remeasured on each reporting date.  A significant number of consulting agreements expired during 2004 and relatively few new agreements were executed in 2005.

Other Income (Expense)

Interest income from interest bearing bank accounts increased by $6,940, or 60.1%, to $18,479 for the nine month period ended September 30, 2005.  The increase is attributed to the higher average daily cash balance in the interest bearing account.

There was no interest expense for the nine month period ended September 30, 2005, as compared to $1,023,583 of interest expense for the comparable period in 2004.  Interest expense for the third quarter of 2004 is the result of the amortization of the discount on the note payable that was part of the financial structure of Wise Systems Ltd. acquisition and interest imputed on the bridge notes and the extension of the bridge notes.

Liquidity and Capital Resources

The following table presents a summary of the Company’s net cash provided by (used in) operating, investing and financing activities:

	Nine Months Ended September 30
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

Cash Flows from Operating Activities

Net cash used in operating activities in the nine months ended September 30, 2005 was $5,548,983, compared with net cash used in operating activities of $3,678,085 during the same period in 2004, an increase of approximately 50.9%.  The increase in net cash used in operating activities is due to an increase in selling, general and administrative costs of $2,492,728, or 86.1%, and decreases in the components of working capital of $621,830, or 79.5%.

Cash Flows from Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2005 was $397,279, compared with net cash used in investing activities of $2,323,761 in the same period of 2004, a decrease of $1,926,482 or 82.9%.  The decrease in net cash used in investing activities was due to the investment in Wise Systems Ltd. in 2004.  The Wise Systems Ltd. acquisition accounted for $2,244,142 of the $2,323,761 of net cash used in investing activities in 2004.  Net of the Wise Systems Ltd. acquisition, net cash used in investing activities increased by $317,660, or 399%, to $397,279 in the nine month period ended September 30, 2005.  $182,172 of such increase was due to increases in the acquisition of furniture, software and equipment, and $135,488 was due to costs associated with the prosecution of certain patents with regard to our PinPoint technology.

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

Financial Condition and Going Concern Uncertainties

At September 30, 2005, we had a net working capital surplus of approximately $3,892,843, compared with a net working capital surplus of approximately $1,638,090 at September 30, 2004, an increase of approximately $2,254,753.  The increase in working capital is the result of the Company’s financing activities, particularly during the third quarter of 2005.  As of September 30, 2005, the Company’s revenue generating activities have not produced sufficient funds for profitable operations, and the Company has incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional financing, and the success of its future operations.

As discussed above, the Company’s ability to continue as a going concern and meet its obligations as they come due is dependent upon its ability to raise additional financing and/or generate revenues from operations sufficient to meet all obligations.  During the period beginning January 1, 2005 and ending as of the date of filing the original Quarterly Report on Form 10-Q, the Company raised approximately $9,657,596 (net of investment fees and expenses) from the sale of our equity (or equity based) securities, including from the exercise of outstanding common stock purchase warrants that had been issued in a private placement during 2004.  In addition, U.S. and international sales/marketing efforts for the Company’s healthcare product, FlowPoint, during the quarter ended September 30, 2005, resulted in sales of five licenses for the purchase of our FlowPoint product.  While these contracts were executed below our customary pricing structure, management believes they nonetheless will help establish Guardian as a viable participant in the healthcare marketplace and provide us with future reference accounts. Additionally, during the same quarter the Company began international sales and marketing efforts for its threat detection product, PinPoint.  Although the Company has not generated any revenue from the sale of its PinPoint product, we have applied for five export licenses and have been granted two of those licenses by the Department of Commerce.  Although there can be no assurance, we expect that we will have begun two international pilot projects before the end of the year for our PinPoint product.

Management believes that the current cash balance of $4,340,499 as of September 30, 2005, and the additional approximately $277,179 of cash proceeds received in October 2005, to be sufficient to support operations, absent cash flow from revenues, for a period of approximately six months.  Also, the Company will seek to raise additional financing through the sale of debt or equity securities, including from the exercise of outstanding warrants and options, for the purpose of financing its operations, to expand marketing efforts, accelerate product development and for acquisitions. There can be no assurance that such financing efforts will be successful, that the Company will be able to raise sufficient additional financing for such purposes, or that the marketing and product development efforts, or acquisition strategy will be successful.  Also, management believes that during fourth quarter of 2005 and first quarter of 2006, it will be able to generate additional revenue from the sale of its FlowPoint product and hopes to alleviate any going concern issue, although there can be no assurance that it will be able to do so.  Furthermore, during April 2005, the Company entered into a letter agreement with an investment banking firm that has agreed to assist Guardian in a private placement of its equity or equity-linked securities on a best efforts basis. The securities will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The agreement is for a term of 12 months but may be terminated be either party upon 30 days’ prior written notice.  We have agreed to pay the investment banking firm a financing completion fee in cash of 7% of the gross proceeds of any financing, warrants to purchase a number of shares equal to 2% of aggregate number of shares issued to investors in any financing, and reimburse the investment banking firm for certain out-of-pocket expenses. Also, the Company granted the investment banking firm with a first right of refusal for one year from the closing of any financing to serve as lead managing underwriter of any public financing or as lead placement agent on any private financing.  As of the date of filing the original Report, the board of directors have not approved the terms of any financing through such investment bank, although it reserves the right to do so at any time in the future upon terms to be negotiated by management and approved by the board of directors.  There can be no assurance that any private placement will commence, be conducted, or that we will raise any financing as a result thereof.

Factors That May Affect Our Future Results

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

Since the closing of the reverse acquisition of RJL in June 2003, we have generated minimal revenues from the sale or our products.   We have received no revenue from the sale of our PinPoint product. Also, we have experienced significant operating losses and negative cash flows.  We incurred a net loss of approximately $29,220,176 for the year ended December 31, 2004, and an operating loss of approximately $10,719,294 for the nine months ended September 30, 2005.  Our business plan is unproven and we cannot assure you that we will ever achieve profitability or, if we achieve profitability, that it will be sustainable.  The income potential of our businesses is unproven, and our limited operating history makes it difficult to evaluate our prospects.  We anticipate increased expenses as we continue to expand and improve our infrastructure, invest in or develop additional products, make acquisitions, develop our technology, expand our sales and marketing efforts and pursue additional industry relationships.  Moreover, the acceptance of the products that we offer is uncertain, including acceptance by the healthcare and aviation security markets.

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

Our independent registered accounting firm has expressed uncertainty regarding our ability to continue as a going concern with regard to our restated financial statements for the years ended December 31, 2003 and 2004, because of our operating losses and our need for additional capital.  The financial statements do not contain adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue as a going concern.

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

•

Changes in investors’ perception of the aviation security and healthcare information technology industries generally; and

•

General stock market conditions.

There is a limited market for our common stock and no market for our common stock purchase warrants.

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

The above restatements are described in more detail in Note 4 to our consolidated financial statements included in this Form 10-Q/A.

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

On April 15, 2005, pursuant to the terms of a Units Purchase Agreement, the Company closed on a private placement of its securities for gross proceeds to the Company of $1,200,000 (before deductions of $109,590 for certain investment banking fees and expenses).  The offering was made exclusively to certain accredited investors pursuant to Rule 506 of Regulation D under the Securities Act.  We issued 120,000 units of securities, each unit consisting of four shares of the Company’s common stock and one Class B Common Stock Purchase Warrant (“Class B Warrant”) to purchase one share of common stock.  The Class B Warrants are exercisable commencing on the date of issuance and ending August 15, 2006, at a price of $3.00 per share.  The placement agent for the transaction received the following compensation: (i) warrants to purchase shares of common stock equal to 10% of the shares issued in the offering, exercisable at a price of $3.00 per share for a period of five years from the date of issuance, and (ii) commissions and non-accountable expense reimbursement in the aggregate amount of approximately $96,000.

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

During July and August 2005, the Company closed on a private placement of its common stock for aggregate proceeds to the Company of approximately $4,650,000 (before deductions of $129,500 for certain investment banking fees and expenses).  The Company issued to the investors 2,370,000 shares of common stock. The offering was made exclusively to certain accredited investors pursuant to Rule 506 of Regulation D under the Securities Act.  In addition, the placement agent received 92,000 stock purchase warrants with an exercise price of $3.00 per share for a period of five years from the date of issuance, containing certain anti-dilution provisions, a piggy-back registration right, a cashless exercise provision, and other customary provisions.  The Company issued 102,500 warrants to placement agents as compensation for the transaction.

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

ITEM 6.

EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

		Incorporated by Reference		Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date
2.1	Amended and Restated Agreement and Plan of Reorganization dated effective June 12, 2003, by and among the Company, RJL Marketing Services, Inc., and the shareholders of RJL Marketing Services, Inc.	8-K	6/26/2003
2.2	Stock Purchase Agreement, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan Richards.	8-K	7/30/2004
2.3	Promissory Note, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan Richards.	8-K	7/30/2004
2.5	Stock Escrow Agreement, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan Richards.	8-K	7/30/2004
2.6	Employment Agreement, dated July 27, 2004, between Wise Systems Ltd. and Martin Richards.	8-K	7/30/2004
2.7	Deed of Covenant (Non-Competition Agreement), dated July 27, 2004, between the Company and Martin Richards.	8-K	7/30/2004
2.8	Deed of Covenant (Non-Competition Agreement), dated July 27, 2004 between the Company and Susan Richards	8-K	7/30/2004
3.1	Certificate of Incorporation	10-KSB	4/15/2004
3.2	Articles of Amendment to Certificate of Incorporation	10-KSB	4/15/2004
3.7	By-Laws	10-KSB	4/15/2004
4.1	Form of Common Stock Certificate	SB-2	3/22/96
10.1	Employment Agreement, dated October 1, 2002, between RJL Marketing Services, Inc. and Robert Dishaw.	10-QSB	8/15/2003
10.2	Employment Agreement, dated January 1, 2003, between RJL Marketing Services, Inc. and Michael W. Trudnak.	10-QSB	8/15/2003
10.3	Amendment Agreement, dated July 28, 2003, between RJL Marketing Services, Inc. and Michael W. Trudnak.	10-QSB	8/15/2003
10.4	Employment Agreement, dated May 19, 2003, between RJL Marketing Services, Inc. and Darrell E. Hill.	10-QSB	8/26/2003
10.5	Employment Agreement, dated May 19, 2003, between RJL Marketing Services, Inc. and Stephen Lancaster.	8-K/A	8/26/2003
10.6	Employment Agreement, dated August 4, 2003, between the Registrant and Ruth H. Taylor.	10-QSB	11/14/2003
10.7	Employment Agreement, dated August 18, 2003, between the Registrant and William J. Donovan.	10-QSB	11/14/2003
10.8	Amended And Restated 2003 Stock Incentive Plan.	10-KSB	4/15/2004
10.9	Employment Agreement, dated December 3, 2003, between the Registrant and Victor Hamilton.	8-K	1/30/2004
10.10	Consulting Agreement, dated September 24, 2004, between the Registrant and Stonecroft Capital, LLC	10-KSB	5/13/2005
10.11	Form of Incentive Stock Option Award Agreement.	10-Q	8/12/2005
10.12	Form of Non-Qualified Stock Option Award Agreement	10-Q	8/12/2005
10.13	Distributor Agreement, dated March 30, 2005, between the Registrant and EGC International Corporation	10-Q/A	10/17/2005
10.14	Teaming Agreement, dated December 20, 2004, between the Registrant and Lockheed Martin Corporation acting through its business unit – Lockheed Martin Distribution Technologies	10-Q/A	10/17/2005
10.15	Consulting Agreement, dated June 29, 2005, between Registrant and Redwood Consultants, LLC.	10-Q	11/14/05

10.16	Consulting Agreement, dated June 29, 2005, between Registrant and B. Michael Friedman/MarketVoice, Inc.	10-Q	11/14/05
10.17	Form of Systems Implementation Agreement – FlowPoint Software	10-Q	11/14/05
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer			X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer			X
32.1	Section 1350 Certification of Chief Executive Officer			X
32.2	Section 1350 Certification of Chief Financial Officer			X

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

43