Form 10-Q
period 2006-09-30
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2006-11-14
CIK 873198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.   For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [✓]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer.  See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   Large Accelerated Filer [  ]    Accelerated Filer  [  ]  Non-Accelerated Filer  [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ ✓]

As of November 13, 2006, there were outstanding 34,494,590 shares of the registrant’s Common Stock, par value $.001 per share.

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

Words such as “believe,” “anticipate,” “plan,” “expect,” “estimate,” “may,” “should,” and “intend” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including factors described in Item 1A. Risk Factors of our Form 10-K for the year ended December 31, 2005, and Part II, Item 1A Risk Factors in this report.  Other factors besides those described in this report could also affect actual results.  You should carefully consider the factors described in Item 1A. Risk Factors of our Form 10-K for the year ended December 31, 2005, and Part II, Item 1A Risk Factors in this report in evaluating our forward-looking statements.

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

7

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

26

ITEM 4.  CONTROLS AND PROCEDURES

27

PART II.  OTHER INFORMATION

27

ITEM 1.  LEGAL PROCEEDINGS

27

ITEM 1A.  RISK FACTORS

28

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

28

TEM 3.  DEFAULTS UPON SENIOR SECURITIES

28

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

29

ITEM 5.  OTHER INFORMATION

29

ITEM 6.  EXHIBITS

30

SIGNATURES

31

 PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	September 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$ 66,540	$ 2,441,393
Accounts receivable	225,179	194,464
Other current assets	10,745	76,528
Prepaid expenses	85,990	226,274
Total current assets	388,454	2,938,659

Equipment, net	640,264	591,898

Other Assets
Deposits noncurrent	88,975	88,975
Goodwill	122,953	112,986
Intangible assets, net	1,634,884	1,728,443
Total assets	$ 2,875,530	$ 5,460,961

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 923,677	$ 472,294
Accrued expenses	883,259	275,293
Note payable	200,000	-
Note payable less discount	623,934
Derivative liabilities - embedded conversion feature	468,266	-
Deferred revenue	94,531	94,023
Total current liabilities	3,193,667	841,610

Common shares subject to repurchase, stated at estimated redemption value; 401,550 shares outstanding at September 30, 2006 and 478,531 shares at December 31, 2005

	783,023	1,306,420

Stockholders' Equity
Convertible preferred stock, $0.20 par value -
Authorized - 1,000,000 shares
Issued and outstanding at September 30, 2006 - none
Issued and outstanding at December 31, 2005 - none	-	-
Common stock, $0.001 par value -
Authorized - 200,000,000 shares
Issued and outstanding at September 30, 2006 - 34,494,590
Issued and outstanding at December 31, 2005 - 33,089,712	34,494	33,090
Accumulated comprehensive income (loss)	1,228	(126,842)
Additional paid-in capital	55,403,111	52,457,180
Deficit accumulated	(56,539,993)	(49,050,497)
Total stockholders' equity	(1,101,160)	3,312,931

Total liabilities and stockholders' equity	$ 2,875,530	$ 5,460,961

See notes to consolidated financial statements.

Consolidated Statements of Operations

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Net revenues	$ (50,803)	$ 43,288	$ 333,722	$ 220,307

Cost of sales	136,393	210,482	536,872	561,319

Gross profit (loss)	(187,196)	(167,194)	(203,150)	(341,012)

Selling, general and administrative expense	2,459,512	2,232,080	6,654,269	10,396,761

Operating loss	(2,646,708)	(2,399,274)	(6,857,419)	(10,737,773)

Other income (expense)
Interest income	1,204	12,960	12,149	18,479
Interest expense	(644,226)	-	(644,226)	-
Total other income (expense)	(643,022)	12,960	(632,077)	18,479

Net loss	$ (3,289,730)	$ (2,386,314)	$ (7,489,496)	$(10,719,294)

Net loss per common share:
Basic and diluted	$ (0.10)	$ (0.08)	$ (0.22)	$ (0.36)

Weighted average number of shares used in computing basic and diluted net loss per share
	34,402,601	31,435,862	33,719,484	29,752,065

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (7,489,496)	$ (10,719,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	440,895	403,074
Stock-based compensation expense	670,897	4,914,569
Amortization of bridge note discount	155,668	-
Noncash interest expense - embedded conversion feature	468,266	-
Noncash classification adjustment to paid-in-capital	100	-
Foreign currency translation adjustment	-	13,261
Changes in operating assets and liabilities:
Accounts receivable	(20,119)	(3,265)
Other current assets	65,783	(98,160)
Prepaid expenses	140,284	(146,597)
Deposits noncurrent	-	(228,755)
Accounts payable	446,238	128,668
Accrued expenses	607,966	150,907
Deferred revenue	(3,055)	36,609
Net cash flows used in operating activities	(4,516,574)	(5,548,983)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(131,933)	(261,791)
Investment in patents	(138,550)	(135,488)
Net cash flows used in investing activities	(270,483)	(397,279)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	821,208	7,138,036
Proceeds from exercise of employee stock options	300,000	100,000
Proceeds from short-term note payable	200,000	-
Proceeds from convertible notes	1,100,000	-
Proceeds from exercise of stock warrants	-	2,142,381
Net cash flows provided by financing activities	2,421,208	9,380,417

Effect of exchange rate changes on cash and cash equivalents	(9,005)	(19,705)

Net change in cash and cash equivalents	(2,374,853)	3,414,450

Cash and cash equivalents at beginning of the period	2,441,393	925,999

Cash and cash equivalents at end of the period	$ 66,540	$ 4,340,449

Supplemental schedule of cash flow information:
Cashless exercise of common stock purchase warrants	$ 6	$ -
Remeasurement of common stock subject to repurchase	346,342	-
Reclassification of common stock previously subject to repurchase	177,055	266,886
Warrants extended for one additional year	-	1,746,215
Warrants issued to placement agents for stock offerings	-	306,000

See notes to consolidated financial statements.

Notes to Condensed Consolidated Financial Statements – Unaudited

(1)

Description of Business

Guardian Technologies International, Inc. was incorporated in the State of Delaware in February 1996. Guardian Technologies International, Inc., and its subsidiaries are collectively referred to herein as the “Company,” “Guardian,” “us,” “we,” or “our.”

Guardian is a technology company that designs and develops sophisticated imaging informatics solutions for delivery to its target markets:  aviation/homeland security and healthcare.  The Company utilizes high-performance imaging technologies and advanced analytics to create integrated information management technology products and services that address critical problems in healthcare and homeland security for corporations and governmental agencies.  Each product and service can improve the quality and response time of decision-making, organizational productivity, and efficiency within the enterprise.  Our product suite integrates, streamlines, and distributes business and clinical information and images across the enterprise.

Currently, the Company is focused on providing technology solutions and services in two primary markets, healthcare and aviation/homeland security.  However, as new or enhanced solutions are developed, the Company expects to expand into other markets such as military and defense utilizing hyper-spectral technology, and imaging diagnostics for the medical industry.  The Company may also engage in one or more acquisitions of businesses that are complementary to our business.  Further, the Company may to form wholly owned subsidiaries to operate within defined vertical markets.

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

Geographic and Segment Information

The Company operates in North and South America, and Europe.  In general, revenues are attributed to the country in which the contract originates.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Net Revenues:
The Americas:
Software licenses	$ (102,000)	$ -	$ 102,799	$ -
Maintenance and support	1,000	-	56,936	4,000
Hardware and related	-	-	16,785	75,181
The Americas	(101,000)	-	176,520	79,181

United Kingdom:
Maintenance and support	50,197	43,288	157,202	141,126
United Kingdom	50,197	43,288	157,202	141,126
Total Net Revenues	$ (50,803)	$ 43,288	$ 333,722	$ 220,307

Long-lived assets, net:
Corporate			$ 1,319,340	$ 1,711,266
North America			1,011,306	700,456
United Kingdom			156,430	134,706
Total			$ 2,487,076	$ 2,546,428

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

In accordance with SFAS 123R, the Company recognized in the three and nine-month periods ending September 30, 2006, stock option related compensation expense for employees of $331,837 and $418,343, respectively, and stock-based compensation expense for consultants for the same periods of approximately $123,637 and $252,554, respectively.  All options granted in the nine-month period ended September 30, 2006 were at fair value and the related compensation expense is recognized on a straight-line basis over the vesting period of each grant, net of estimated forfeitures.  The Company’s estimated forfeiture rates are based on its historical experience within separate groups of employees.  The estimated fair value of the options granted during 2006 and prior years was calculated using a Black-Scholes Merton option pricing model (Black-Scholes model).  The following summarizes the assumptions used in the Black Scholes model as applied for 2006:

Risk-free interest rate (1)	5.0%
Volatility (2)	85.0%
Dividend yield (3)	0.0%
Expected term (years to exercise) (4)	6.5

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

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 (APB 25) “Accounting for Stock Issued to Employees.”  In accordance with APB 25, the Company recognized no compensation expense for qualified stock option grants.  For options issued with an exercise price less than the fair market value of the shares at the date of grant, the Company recognized the difference between the exercise price and fair market value as compensation expense in accordance with APB 25.  Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” (SFAS 123) as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” (SFAS 148).  The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the prior periods ended September 30, 2005.  Disclosures for the periods ended September 30, 2006 are not presented because stock-based compensation payments were accounted for under SFAS 123R’s fair value method during the periods.

	September 30, 2005
	Three Months Ended	Nine Months Ended
Net loss - as reported	$(2,386,314)	$(10,719,294)
Add: stock-based employee compensation expense included in reported net loss	193,750	1,511,250
Deduct: stock-based employee compensation expense determined under the fair value based method for all awards	(1,298,958)	(3,954,509)
Pro forma net loss	$(3,491,522)	$(13,162,553)

Net loss per common share:
As Reported:
Basic and Diluted	$(0.08)	$(0.36)

Pro forma:
Basic and Diluted	$(0.11)	$(0.44)

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

(3)

Financial Condition and Going Concern Uncertainties

The Company has incurred operating losses since inception of $56,437,993.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon a continued operation which, in turn, is dependent upon the Company’s ability to meet its financial requirements, raise additional financing on acceptable terms to the Company, and the success of its future operations.

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

As more fully described below in Note 9, Subsequent Events, Guardian received net proceeds of approximately $2,364,750 from the first of two closings of a convertible debenture and warrant financing during November 200.  Investors in the convertible debt and warrant financing have agreed that, at a second closing to be held immediately following the effectiveness of a registration statement registering under the Securities Act the shares underlying the convertible debentures and warrants to permit their resale, the investors will purchase additional convertible debentures upon the same terms (including as to the conversion price of the convertible debentures) as the convertible debentures issued at the first closing.  At such second closing the Company expects to receive gross proceeds of approximately $2,575,000, before deduction of commission, fees and other expenses of the closing.

During the period of January 1, 2006 through September 30, 2006, the Company raised approximately $2,221,208 (net of investment fees and expenses) from the sale of equity and equity-based securities, including the exercise of outstanding common stock purchase warrants that have previously been issued in private placement; the exercise of employee stock options, and from issuing convertible debt.  Also, during the first nine months of the current year, the Company received a $200,000 noninterest bearing loan from an executive officer which, was extended on October 21, 2006.  Additionally, in October 2006, $202,000 was received from an executive officer as a noninterest bearing loans.  The noninterest bearing loans are repayable on the earlier of (i) six months from the date of execution of the note, (ii) we receive an aggregate of more than $2,000,000 from the sale of our securities, or (iii) an event of default occurs under the loan.  Also, commencing April 7, 2006 various executives of the Company voluntarily deferred payment of their salaries until such time as to be determined.  The deferred payment as of September 30, 2006 is $680,462.

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

The Company has not generated any revenue from the PinPoint product as it is still in the developmental stage.  The Company applied for and was granted one pilot export license for Ecuador, has been granted one pilot test license for Mexico, and in anticipation of completing the interface development and certification process, the Company applied for and was granted one commercial international export license for Moscow, Russia.  The Company performed one international pilot test during the first quarter of 2006 in Caracas, Venezuela.

On August 18, 2006, the Company signed a Cooperative Research and Development Agreement (CRDA) with the United States Department of Homeland Security Science and Technologies Directorate, for testing and validation of the PinPoint product capabilities at the Transportation Security Labs.  The project began on September 5, 2006 for explosive image collection, which is being followed by refinement of the development and testing of PinPoint.

The Company is currently spending approximately $500,000 per month on operations, the continued development of the PinPoint product, and marketing and sales activities for FlowPoint.  Although there can be no assurance, management believes that the Company will not begin to generate sufficient cash flows to fund our current level of operations until the second quarter of 2007.  In addition to cash received from sales of its products, management believes that the Company will require approximately an additional $5 million, less the second round of closing of the November 2006 convertible debenture financing gross proceeds of $2,575,000, to meet its projected cash needs for current operations and anticipated incremental research and development efforts during the twelve month period ending September 30, 2007.  Although there can be no assurance, management will seek to meet such cash needs from one or more equity or debt financings.  Management is in discussions with certain investment banks and investors with regard thereto.  There can be no assurance that the Company will be successful in its efforts to raise such additional equity or debt financing or on terms satisfactory to the Company.

(4)

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157") to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date

(an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS No. 157 becomes effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of SFAS No. 157 on its consolidated financial statements.

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

Under the terms of a stock purchase agreement, Guardian acquired all of Wise’s stock from Wise’s two shareholders, Martin Richards and Susan Richards.  Guardian paid to Wise’s two stockholders an aggregate of U.S. $1,929,500 in cash and issued to them shares of Guardian Technologies’ common stock in the amount of $500,000.  $929,500 of the cash purchase price was paid at closing and the remaining $1,000,000 of the cash purchase price was paid by means of the issuance of an interest bearing promissory note due 90 days after closing.  The deferred portion of the cash purchase price was paid upon maturity of the promissory note.  Guardian issued an aggregate of 106,739 shares of its common stock as the stock portion of the purchase price. The shares were valued on the basis of the average high and low sales prices of the stock for the 30 business day period which ended two days prior to the closing of the transaction.  At closing, the shares were deposited in escrow and are subject to forfeiture in the event Guardian Healthcare Systems Division does not achieve certain revenue thresholds over the three years following closing.  In the two annual performance periods ending July 28, 2006, Guardian’s Healthcare Division did not achieve the revenue threshold.  Therefore, a total of 71,160 shares were forfeited and returned to the Company out of escrow and such shares were cancelled.  The shares of stock are subject to a three year lock-up.  In addition, Guardian repaid an outstanding loan of one of the directors of Wise in the amount of $79,500.  At closing, the co-founder of Wise, Mr. Martin Richards, entered into an employment agreement with Guardian as Vice President of European Operations at a base salary of $210,250 per annum for a period of two years following closing which, expired on July 28, 2006.  Also, Mr. Martin Richards and Ms. Susan Richards resigned their positions as officers of Wise and as members of Wise’s Board of Directors, and entered into non-compete agreements with Guardian Technologies for a period of three years following closing.  Furthermore, effective as of the closing, Mr. Martin Richards was released from personal guarantees for certain of Wise’s bank debt obligations and of Wise’s real property lease obligations.

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

During the nine-month period ended September 30, 2006 and the year ended December 31, 2005, the temporary equity account was reduced and the permanent equity account increased by $523,397 and $737,808, respectively, for the change in the estimated redemption value of the outstanding shares and the sale of Guardian stock held by the shareholders of Difference Engines Corporation.

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

The Company acquired intangible assets from Wise consisting of software technology valued at $2,264,630 and goodwill of $119,191 during the year ended December 31, 2004.  The Company has estimated that the software technology has an estimated useful life of five years.  The value of the asset will be amortized on a straight-line basis over this period.  The Company continues to develop and market the software technology acquired, specifically for sale in the U.S. marketplace, in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”), and has concluded that no impairment existed as of September 30, 2006, as its estimated net realizable value exceeds its carrying value.  Goodwill is a non-amortizing intangible asset subject to ongoing evaluation for impairment.

Amortization expense for intangibles with finite lives amounted to $115,609 and $338,470 for the three and nine month periods ended September 30, 2006, and $100,790 and $314,252 for the three and nine month periods ended September 30, 2005.

As of September 30, 2006
	Gross Cost	Accumulated Amortization	Net

Intangibles with indefinite lives:
Goodwill	$ 122,953	$ -	$ 122,953

Intangibles with finite lives:
Software technology	$ 2,531,433	$ 1,194,732	$ 1,336,701
Patent acquisition costs	313,077	14,894	298,183
	$ 2,844,510	$ 1,209,626	$ 1,634,884

(7)

Stockholders Equity

Common Stock Issued

On March 17, 2006, an investor exercised certain warrants to purchase common stock pursuant to cashless exercise rights granted in the warrant agreement and exchanged 80,000 stock purchase warrants for 5,926 shares of common stock.  Common stock was increased by $6 for the par value of the shares.

In April 2006, Company employees exercised 600,000 incentive stock options which resulted in the issuance of 600,000 shares of common stock for cash proceeds to the Company of $300,000.  Common stock was increased by $600 for the par value of the shares and $299,400 to paid-in capital.

During May 2006, the Company accepted direct investment from accredited investors of $382,208 and issued 238,880 shares of common stock.  Common stock was increased by $239 for the par value of the shares and $381,969 to paid-in-capital.

On June 12, 2006, the Company issued to an equity research consultant 51,000 shares of common stock for consulting services.  The fair value of the stock is $91,800 and is being amortized over the one-year consulting period beginning June 19, 2006.  Common stock was increased by $51 for the par value of the shares and $91,749 to paid-in capital.

During July 2006, the Company accepted direct investment from existing accredited investors of $439,000 and issued 274,374 shares of common stock.  Common stock was increased by $274 for the par value of the shares and $438,726 to paid-in capital.

On July 27, 2006, the Company issued to its investor relations consultant 100,000 shares of common stock in exchange of commissions for shares.  The Company adjusted common stock and additional paid-in capital accounts accordingly for $100.

In August 2006, the Company issued 77,778 shares of common stock to reflect the impact of additional investment for excess proceeds over the stated exercise price.  The Company accordingly adjusted common stock for stated par value of approximately $78, additional paid-in capital for approximately $279,922, and expensed the fair value of the shares for stock based compensation of $280,000.

In September 2006, the Company issued 92,500 shares of common stock to accredited investors to reflect the change in economic terms of stock purchase warrants for investments made in the May 2006 private placement.  The Company adjusted common stock and additional paid-in capital accounts accordingly for approximately $92.

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

In July 2006, the Company issued an aggregate of 146,719 warrants to purchase the Company’s common stock to investors that purchased 274,374 shares of common stock.  The warrants are exercisable at a price of $3.00 per share, and contain a cashless exercise provision.  The warrants expire in July 2008.

During August and September 2006, the Company issued an aggregate of 1,100,000 warrants to purchase the Company’s common stock in connection with the issuance of $1,100,000 bridge notes.  The warrants are exercisable at a price of $1.60 per share, and expire in August and September 2008.  The bridge notes mature in 180 days from the date of issuance.  The warrants also contain an anti-dilution provision in the event of a stock dividend, capital reorganization, consolidation or merger of Guardian.  The relative value allocated to the warrants in consideration of the convertible note is $631,734 and accordingly increased paid-in capital.

The Company has issued warrants as compensation to its bridge noteholders, placement agent and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.

The table below shows the outstanding warrants by category.

Common Stock Purchase Warrants	Number of Warrants Granted and Outstanding	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Placement agent	21,800	November 24, 2003	$ 1.95	November 24, 2008
	234,817	May 14, 2004	$ 1.92	May 13, 2009
	239,745	May 14, 2004	$ 1.95	May 13, 2009
	10,000	July 13, 2005	$ 2.00	February 16, 2007
	18,000	July 13, 2005	$ 2.00	June 30, 2007
	92,500	July 13, 2005	$ 2.60	July 12, 2010
	48,000	April 15, 2005	$ 3.00	August 15, 2010
664,862

Bridge noteholders	120,000	December 8, 2003	$ 2.50	December 7, 2006
	80,000	December 8, 2003	$ 2.50	June 6, 2007
	120,000	December 19, 2003	$ 2.50	December 18, 2006
	80,000	December 19, 2003	$ 5.00	June 16, 2007
	31,250	December 19, 2003	$ 5.00	December 6, 2007
	31,250	December 19, 2003	$ 5.00	July 7, 2007
	53,486	April 28, 2004	$ 2.65	April 26, 2007
	200,000	August 7, 2007	$ 1.60	August 6, 2008
	100,000	August 10, 2007	$ 1.60	August 9, 2008
	600,000	August 14, 2007	$ 1.60	August 13, 2008
	200,000	September 7, 2006	$ 1.60	September 6, 2008
1,615,986

Private placement investors	65,000	February 26, 2004	$ 2.65	February 25, 2009
	39,000	May 14, 2004	$ 2.65	December 28, 2006
	39,200	May 14, 2004	$ 2.65	March 23, 2007
	50,000	December 27, 2004	$ 2.00	December 26, 2006
	10,000	July 13, 2005	$ 2.00	June 30, 2007
	11,720	May 20, 2006	$ 3.00	May 20, 2008
	8,000	May 24, 2006	$ 3.00	May 24, 2008
	35,000	May 25, 2006	$ 3.00	May 25, 2008
	5,000	May 31, 2006	$ 3.00	May 31, 2008
	7,813	July 3, 2006	$ 3.00	July 3, 2008
	10,000	July 7, 2006	$ 3.00	July 7, 2008
	121,875	July 10, 2006	$ 3.00	July 10, 2008
	7,031	July 14, 2006	$ 3.00	July 14, 2008
409,639

Consultants	32,500	May 19, 2004	$ 5.00	May 19, 2007
	217,500	May 19, 2004	$ 5.00	May 19, 2008
	50,000	February 15, 2006	$ 3.00	February 15, 2009
	40,000	February 15, 2006	$ 6.00	February 15, 2009
	35,000	February 15, 2006	$ 9.00	February 15, 2009
375,000

Total Warrants Issued and Outstanding	3,065,487

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

During the year, the Company remeasured the redemption value of outstanding common shares issued pursuant to consulting agreements, which were previously issued.  The Company accordingly recorded a net adjustment for the current year of $47,671 by decreasing paid-in capital and decreasing stock-based compensation expense.

During the year, the Company remeasured the redemption value of outstanding common shares subject to repurchase, which were previously issued in the December 19, 2003 Difference Engine asset purchase.  The Company recorded a net adjustment for the current year of $346,342 by reducing temporary equity and increasing permanent equity.

During the year, the Company reclassified from temporary equity to permanent equity, the redemption value of $177,055, due to the sale of Guardian stock held by the shareholders of Difference Engines Corporation.

On July 28, 2006, 35,580 shares of common stock were returned to the Company under the July 27, 2004 Wise acquisition stock purchase agreement.  This was the result of the revenue performance threshold not being achieved in the second performance year of a three year agreement.  The cumulative forfeiture is 71,160 shares of 106,739 shares initially deposited in escrow. The Company adjusted common stock and additional paid-in capital accounts accordingly for approximately $36.

(8)

Legal Proceedings

On August 18, 2004, The Company became a defendant in a lawsuit in Minnesota state court entitled VisualGold.com, Inc. v. Thomas E. Ramsay, Nancy Goetzinger and Guardian Technologies International, Inc. VisualGold has alleged that the Company tortuously interfered with VisualGold's contracts and prospective economic advantage by engaging Thomas Ramsay to work as a consultant, and that Ramsay transferred certain of VisualGold's alleged trade secrets to the Company. The Company strenuously denies the allegations, and has asserted counterclaims against VisualGold and other third parties for breach of contract and misappropriation of trade secrets. The Company is seeking compensatory and punitive damages, attorneys’ fees and costs as part of its counterclaims. Ramsay and Goetzinger have also filed counterclaims against VisualGold.  On October 15, 2004, following extensive briefing and a hearing on the matter, Judge Isabel Gomez of Hennepin County District Court denied VisualGold's motion for a temporary injunction against the Company in all regards.  Discovery then proceeded but two intervening events have caused the Minnesota state court to stay further proceedings in the case.  First, in July, 2005, the Company moved for an additional protective order to prevent disclosure of any documents and information in the Company's possession that may be considered by the federal government to constitute restricted information that cannot be used in civil litigation. The Transportation Security Administration has been reviewing the matter and issued a Final Order that the Company's Pinpoint source code is deemed to be "Sensitive Security Information" and therefore restricted from use in this litigation, pending further review and proceedings.  Second, in August 2005, VisualGold was placed into an involuntary bankruptcy by creditors, and since then has sought to have the case converted into a Chapter 11 reorganization proceeding.  No plan of reorganization for VisualGold has been confirmed to date, and so the Minnesota state court has maintained a stay of all proceedings.  It is unclear whether or when the claims by and against VisualGold will proceed. It is difficult to predict an adverse outcome.  However, the Company is vigorously defending the case and, after conferring with counsel, the Company believes that it has substantial defenses to the allegations and that VisualGold's suit is without merit.  The Company will also pursue its counterclaims and third-party claims when and if the current stay of proceedings is lifted.

(9)

Subsequent Event

On November 8, 2006, we held the first of two closings of a private placement of our securities.  Pursuant to the terms of a Securities Purchase Agreement, dated November 3, 2006, institutional investors in the private placement agreed to purchase an aggregate of $5,150,000 of securities, one-half of which were purchased at the first closing and one-half to be purchased at a second closing to be held upon the effectiveness of the Company’s registration statement (the “registration statement”) with regard to the shares of the Company’s common stock underlying such securities.

At the first closing the Company received aggregate gross proceeds, before deduction of certain fees and expenses of the offering, of approximately $2,575,000.  Net proceeds to the Company were approximately $2,364,750, after payment of commissions, fees and expenses of the offering of $222,750 of which $12,500 had been paid prior to closing.  The Company issued to purchasers an aggregate of $2,575,000 in principal amount of Series A 10% Senior Convertible Debentures due November 7, 2008 (the “Debentures”) and 4,453,707 Series D Common Stock Purchase Warrants (the “Warrants”). A second closing with regard to the remaining $2,575,000 of aggregate gross proceeds will be held upon effectiveness of the registration statement.  The second closing is subject to certain conditions, including bring down’s of customary representations and warranties by the Company, no material adverse change has occurred affecting the Company’s conditions to closing, obligations and agreements under the purchase agreement have been performed by the Company, and that trading in the Company’s stock has not been suspended by the SEC or on the principal trading market for the Company’s stock.  Management of the Company believes that, as required under the SEC staff’s PIPEs analysis, no conditions to such second closing are within an investor’s control or that any investor can cause not to be satisfied.

The Company issued Debentures and Warrants contain certain anti-dilution provisions.  The principal amount of the Debentures is convertible into shares of common stock of the Company at a price of $1.15634 per share (the “conversion price”). The Debentures bear interest at the rate of 10% per annum due on the first day of each calendar quarter, upon conversion or redemption of the Debentures (as to the principal amount so converted or redeemed), or on the maturity date of the Debentures.  The Company may, subject to certain conditions, pay the interest due under the Debentures in registered shares of common stock, the number of shares issuable in payment of interest to be determined on the basis of the lesser of 85% of the average of variable weighted average price (“VWAP”) of the common stock for the five (5) trading days immediately prior to the later of the (i) date the interest is due or (ii) the date such shares are issued. Also, subject to certain conditions, the Company may, at any time commencing after the effective date of the registration statement and provided for 20 consecutive trading days the closing price of its common stock exceeds $1.734, force conversion of the Debentures, subject to the holders right to voluntarily convert the Debentures at the then conversion price.  The $2,575,000 in principal amount of Debentures issuable at the second closing shall be on the same terms (including as to the conversion price) as the Debentures issued in the first closing.  The Warrants issued in the offering to purchasers are exercisable at a price of $1.15634 per share.  One-half of such Warrants are exercisable commencing on the date of the first closing and the remaining one-half of such Warrants shall become exercisable upon payment of the subscription amount due from the purchaser at the second closing and, if not so received, such Warrants may be cancelled by the Company.

Within 45 days of the closing, the Company has agreed to use its best efforts to file a registration statement under the Securities Act to register 130% of the shares of common stock issuable in payment of interest under the Debentures, upon conversion or redemption thereof and the shares of common stock underlying the Warrants issued in the offering to permit their resale, use its best efforts to have the registration statement declared effective by the Securities and Exchange Commission (“SEC”) within 150 days of closing, maintain the effectiveness of the registration statement for four years, and bear the costs of such registration (other than underwriting discounts or commissions, broker’s fees, and selling expenses).  In the event such registration statement is not filed or declared effective within such periods or upon the occurrence of certain other events relating to the filing of amendments or supplements thereto, the Company is required to pay to the purchasers certain liquidated damages equal to 1% of the amount subscribed for by purchasers per 30 day period but not to exceed in the aggregate 6% of such amount.  The registration rights agreement also contains certain piggy back registration rights, indemnification and contribution provisions.

Midtown Partners & Co., LLC, acted as placement agent for the financing pursuant to the terms of a Placement Agent Agreement, dated July 14, 2006, between the Company and Midtown.  At the first closing, the Company paid or issued the following compensation to Midtown for its services as placement agent in connection with the offering: (i) sales commissions in the amount $180,250; (ii) non-accountable expense reimbursement and legal fees of $30,000 of which $10,000 was paid prior to closing, (iii) Placement Agent’s Warrants to purchase an aggregate of 623,519 shares, one half of such Placement Agent’s Warrants are exercisable commencing on the date of issuance and the remaining one-half become exercisable upon payment of the subscription amounts due at the second closing (“second closing placement agent warrants”), provided that the Company may cancel the portion of the second closing placement agent warrants attributable to any purchaser who fails to deliver its subscription amount due at such second closing. The Placement Agent’s Warrants are exercisable at a price of $1.15634 per share for a period of five years from the date they become exercisable, contain a piggyback registration right, a cashless exercise provision and are substantially identical to the Warrants issued to purchasers in the offering.

Proceeds of the offering are expected to be used for the purpose of hiring new business development personnel, research and development, registration expenses, repaying $100,000 in loans made to the Company by Mr. Michael W. Trudnak, the Chairman and CEO of the Company, and for general working capital purposes.  In connection with the transaction, Mr. Trudnak agreed to amend certain loan agreements with the Company pursuant to which he had previously loaned the Company an aggregate of $402,000.  Mr. Trudnak agreed to extend the date the principal amount is due under such loans until May 31, 2006; however, $100,000 of the principal amount of Mr. Trudnak’s April 21, 2006 loan is due upon the Company raising $2,500,000 from the sale of its securities after November 6, 2006, and will be paid immediately  following the closing of the financing, and the remaining balance of such loans will be paid upon the Company raising an aggregate of $5,000,000 from the sale of its securities after November 6, 2006.

The securities, including certain securities issued to Midtown, were not registered under the Securities Act of 1933 or any state laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

Guardian is a technology company that designs and develops sophisticated imaging informatics solutions for delivery to its target markets:  aviation/homeland security and healthcare.  The Company utilizes high-performance imaging technologies and advanced analytics to create integrated information management technology products and services that address critical problems in healthcare and homeland security for corporations and governmental agencies.  Each product and service can improve the quality and response time of decision-making, organizational productivity, and efficiency within the enterprise.  Our product suite integrates, streamlines, and distributes business and clinical information and images across the enterprise.

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

We offer two principal products that we market and license to our customers:

Aviation/Homeland Security Technology Solution – PinPoint

The PinPoint product is an intelligent imaging informatics technology for the detection of guns, explosives, and other threat items contained in baggage in the airport environment or for building security applications.  PinPoint can identify threat items, notify screeners of the existence of threat items, and speed the security process by eliminating unnecessary baggage checks, provide the screener with an instantaneous second opinion, and reduce processing time spent on false positives (baggage selected for security review that contains no threat items).  The Company markets and seeks to license the PinPoint product primarily to the United States Transportation Services Administration (TSA) for use in airports, the Federal Protection Services for use in federal buildings and to foreign governments and airport authorities.  The Company competes with manufacturers of baggage screening, luggage and large parcel screening, people screening for weapons and explosive detection, container and vehicle screening, and cargo screening equipment and certain software companies and academic institutions that are developing solutions to detect threat items.  The Company also intends to distribute the product through these manufacturers.

An additional market opportunity is being pursued using the Company’s 3i platform technology, adding to the detection family of products.  PinPoint nSight provides visualization enhancements that allow bomb technicians and investigators to assess the presence of explosives more rapidly and accurately using single-energy x-ray scanners.  The technology adds textural and color components to such images, helping bomb investigation technicians to detect threats that would otherwise be unseen by the human eye.  The PinPoint nSight product is currently being evaluated at the Federal Bureau of Investigation (FBI) Hazardous Device School at Redstone Arsenal, Alabama.

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

On August 18, 2006, the Company signed a Cooperative Research and Development Agreement (CRDA) with the United States Department of Homeland Security Science and Technology Directorate, for testing and validation of the PinPoint product capabilities at the Transportation Security Labs.  The project began on September 5, 2006 for explosive image collection, which is being followed by refinement of the development and testing of PinPoint.  While TSA certification is not absolutely essential to the acceptance of Guardian’s PinPoint product, management believes that having TSA certification and a business relationship with the TSA is important to our strategic growth plans, as the relationship represents an important opportunity to obtain contracts for the licensing of our baggage scanning applications and for future aviation and transportation security applications and solutions that we develop or enhance.

Further, in anticipation of completing the interface development and certification process, we have commenced the marketing/business development activities of PinPoint to the international community through our contractual relationships with Fowler International for the Russian market, and BridgeTech International for the Chinese market.  These relationships are a key component of our revenue growth strategy and for developing international market presence.  These relationships have resulted in eight opportunities to-date, each requiring an export license for which applications have been approved by the U.S. Department of

Commerce.  Three such licenses were issued during the first nine months of 2006.  The Company successfully completed pilot tests in two locations: Moscow, Russia in December 2005 and Caracas, Venezuela in January 2006.  Management believes that market acceptance of PinPoint in these two markets as a viable threat detection solution will not only enhance our ability to sell worldwide, but it will open additional opportunities for the development of PinPoint as the intelligent image analysis solution for areas such as military target acquisition, satellite remote sensing, and additional opportunities within aviation security such as people portals and cargo scanning.  Additionally, we will seek support of the U.S. Congress and the equipment manufacturers.  Management remains focused on the ongoing development of PinPoint, particularly with respect to test results.  This focus must be even sharper as we enter the pilot test arena where the duration of the pilot test, the conditions under which the pilot test is conducted, and the definition of success and failure will vary country-by-country.  Market acceptance is a key to our future success.

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

Establishing Guardian as an industry recognized healthcare solution provider and FlowPoint as the “best of breed” solution for radiology information systems (RIS) and picture archiving and communication systems (PACS) will be a long-term effort.  The Company requires a significant amount of capital for the continued development of FlowPoint to stay technologically ahead of the competition, to fund sales, marketing, and advertising of FlowPoint, and to hire the staff necessary to support customer service and technical support.  Our primary focus is the establishment of FlowPoint in the U.S. and South American marketplace.  To date, we have signed five sales contracts, of which three were installed in 2005 and two were installed in the first nine months of 2006.  These clients represent the foundation upon which we will be able to brand Guardian as a recognized healthcare solution provider, FlowPoint as a recognized and validated RIS/PACS solution, and they will serve as the reference accounts upon which we can build additional sales momentum.

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

We have a four person sales force in the United States, and during the current year, Guardian established distributor arrangements with Ultimate Medical Services (UMS), of Louisiana, and MTS Delft, of Ohio.  Guardian has additional strategic sales/marketing alliances with other market recognized firms providing complimentary products/services.  Guardian’s international marketing/sales efforts were recently expanded through establishing distribution agreements with Electronica y Medicina, S.A. of Mexico, and Calyx (UK) Limited in the United Kingdom, in addition to the existing relationship with BridgeTech International.  Management is focused on the following principal considerations:  (1) development of customer service and technical staff to support client requirements, and (2) development, follow-up, and closure of sales opportunities.

Results of Operations

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Net losses for the periods reported reflect the consolidated results of operations of Guardian Technologies International, Inc. and its subsidiaries.  As discussed below, revenues for the three months ended September 30, 2006, and 2005, were approximately $(50,803) due to a provision for uncollectible account of $102,000 and $43,288, respectively, a decrease of approximately $94,091 (217.4%).  Such revenues resulted from the sale, implementation and maintenance of the Company’s FlowPoint healthcare solutions.  The Company did not generate any revenue from the sale of its PinPoint product during the periods.  Also as discussed below, the quarter-to-date net loss ended September 30, 2006 and 2005, was approximately $3,289,730 and $2,386,314, respectively, or a $903,416

(37.9%) increase. The loss per common share, for the quarter ended September 30, 2006, increased from $0.08 loss per share in the third quarter of 2005 to $0.10 loss per share in same quarter of 2006.

Net Revenues.  Net revenues from product sales and annual maintenance fees decreased by $94,091, or 217.4%, to $(50,803) due to a provision for uncollectible account of $102,000 in the third quarter of fiscal 2006.  Revenues for the three-month period in 2006 before adjustment for uncollectible accounts were $51,197.  Net revenues in the same quarter of fiscal 2005 were $43,288, with no required provision for uncollectible accounts.  Otherwise, the increase in the third quarter of 2006 of 7,909 resulted from higher sales of the FlowPoint product versus the same period of 2005.

Cost of Sales.  Cost of sales for the quarter was $136,393 (266.4% of revenue before the provision for uncollectible accounts) versus 2005 for the same period of $210,482 (486.2% of net revenue), a decrease of approximately $74,089, or 936.8% of the $7,909 sales increase.  Cost of sales for the period includes fixed expense for the amortization of the Wise intangible asset for developed software of $115,609 in 2006 and $100,790 in 2005.  Other costs for 2006 of $20,784 and in 2005 of $109,692 represent expenses for purchased equipment and supplies for customers, installation labor and travel costs.  The decrease in costs is due to lower equipment and labor costs for the third quarter 2006.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the third quarter increased $227,432, or 10.2%, to $2,459,512 for fiscal 2006 as compared to $2,232,080 for the comparable period in fiscal 2005.  The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the three month period ending September 30.

	Three Months Ended September 30
	2006	2005	$ Change	% Change

Payroll and related costs	$888,154	$887,183	$971	0.1
Professional fees	540,071	403,181	136,890	34.0
Research and development costs	200,594	225,335	(24,741)	(11.0)
Insurance costs	110,508	139,172	(28,664)	(20.6)
Rent - building and equipment	79,491	79,686	(195)	(0.2)
Travel and related	63,552	80,424	(16,872)	(21.0)
Miscellaneous expenses	85,742	117,239	(31,497)	(26.9)
Depreciation and amortization	35,926	29,960	5,966	19.9
Stock-based compensation	455,474	269,900	185,574	68.8
Total	$2,459,512	$2,232,080	$227,432	10.2

Salary, commissions, benefits and related costs increased approximately $971 (00.1%) on comparable staffing levels of employees.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees.  Professional fees increased for the quarter ending September 30 versus the same quarter last year by approximately $136,890 (34.0%) due to: (i) a decrease of $19,641 in the areas of legal and miscellaneous outside consultants; (ii) an increase of $37,837 (171.3%) in accounting fees as a result of the 2005 SEC review and restatement of the Company’s consolidated financial statements for the years ended December 31, 2003 and 2004, and for each of the quarterly periods in the nine months ended September 30, 2005; and (iii) an  increase of $118,694 in consultants due to the current years expenditures for the certification process in the United States and Russian market.

Research and development costs decreased for the third quarter compared to the same quarter last year by approximately $24,741 or 11.0%, due to lesser usage of outside consultants which, are at higher costs.

The Company incurred insurance costs of $110,508 in the quarter ended September 30, 2006, compared to $139,172 in the comparable period in 2005, a decrease of $28,664 (20.6%).

Rent decreased by $195 (0.2%) to $79,491 in the third quarter of fiscal 2006, as compared to $79,686 for the same period in 2005, due to the same space utilization in both periods.

Travel and entertainment expense in selling, general, and administrative for the three months ending September 30, 2006 of $63,552 compares to the same period for 2005 of $80,424, or a decrease of $16,872 (21.0%).  The reduction in frequency of travel in all selling and administrative areas is due to building a distributor network system during 2006.

Depreciation and amortization expense in selling, general, and administrative for the three months ending September 30, 2006 of $35,926 compares to the same period for 2005 of $29,960, or an increase of $5,966 (19.9%).  The additional expense is due to capital expenditures during the course of Fiscal 2005 for computer and office equipment to meet the Company’s expanded staffing level and a full quarter amortization in 2006 versus the same period in 2005.

Stock-based compensation which, represents a non-cash expense category, is the amortization of the estimated fair value of stock-based compensation to employees and consultants in lieu of cash compensation.  During the quarter ended September 30, 2006, the company recognized an expense associated with employee stock option compensation of approximately $331,837 and approximately $123,637 of consulting expense.  During the same quarterly period of 2005, the Company recognized stock-based compensation expense for employees of $193,750 and consultants of $76,150.  The increase in stock-based compensation for employees of $138,087 (71.2%) represents the impact of accelerating in the fourth quarter of 2005 the expense of key management and staff hiring incentives using stock options.  Therefore, no amortization expenses carry forward into fiscal 2006.  The increase in stock-based compensation expense for consultants of $47,487 (62.4%), reflects the end of the amortization period in the second quarter of 2005 for retention consulting arrangements after the reverse acquisition in June 2003.  Also, there was less dependency on stock-based compensation in the first nine months of 2006 for employees and consultants.

The employee stock option expense recorded in 2005 represents the amortized value of the stock options in excess of their estimated fair value at the date of grant.  Whereas, the employee stock option expense in 2006 represents the amortization of the Black-Scholes fair value as outlined above in accordance with the use of SFAS 123(R) “Accounting for Stock-Based Compensation,” effective January 1, 2006.  SFAS 123(R) requires all share-based payments to employees or to non-employee directors as compensation for service on the Board of Directors, to be recognized as compensation expense in the consolidated financial statements based on the estimated fair values of such payments amortized over the estimated vesting period.

Consulting expense, for stock-based compensation to consultants is based on the fair market value of the stock compensation, as remeasured on each reporting date, and amortized over the service period.

Other Income (Expense).

Interest income from interest bearing accounts decreased approximately $11,756 (90.7%), to $1,204 for the quarter ended September 30, 2006.  The decrease is attributed to a lower average daily cash balance in interest bearing accounts during the third quarter of 2006. Interest expense for the current quarter of 2006 of $644,226 represents costs associated with the August convertible note, and includes $20,292 for accrued interest, $155,668 for amortized discount on the note, and $468,266 for the intrinsic value of the embedded conversion option.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net losses for the periods reported reflect the consolidated results of operations of Guardian Technologies International, Inc. and its subsidiaries.  As discussed below, revenues for the nine months ended September 30, 2006, and 2005, were approximately $333,722 (net of a $102,000 provision for uncollectible accounts in the third quarter) and $220,307, respectively, an increase of approximately $215,415 (97.8%).  Such revenues resulted from the sale, implementation and maintenance of the Company’s FlowPoint healthcare solutions.  The Company did not generate any revenue from the sale of its PinPoint product during the periods.  Also as discussed below, year-to-date net losses through September 30, 2006 and 2005, was approximately $7,489,496 and $10,719,294, respectively, or a $3,229,798 (30.1%) decrease.  The loss per common share, for the nine months ending September 30, 2006, decreased from $0.36 per share in 2005 to $0.22 loss per share in same period in 2006.  This results in a decrease in loss per share by $0.14, or 38.9%.

Net Revenues.  Net revenues from product sales and annual maintenance fees increased by $113,415, or 51.5%, to $333,722 in the first nine months of fiscal 2006, from $220,307 in the first nine months of fiscal 2005.  The increase resulted from higher sales of the FlowPoint product versus the same period of 2005.

Cost of Sales.  Year-to-date cost of sales was $536,872 (123.2% of revenue before the provision for uncollectible accounts) versus 2005 for the same period of $561,319 (254.8% of net revenue), a decrease of approximately $24,447, or 21.6% of the $113,415 sales increase.  Cost of sales for the period includes fixed expense for the amortization of the Wise intangible asset for developed software of $338,470 in 2006 and $314,252 in 2005.  Other costs for 2006 of $198,402 and in 2005 of $247,067 represents expenses for purchased equipment and supplies for customers, installation labor and travel costs.  The decrease in other costs during the first nine months of 2006 is due to lower equipment and labor costs in the third quarter of 2006.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $3,742,492, or 36.0%, to $6,654,269 in the first nine months of fiscal 2006 as compared to $10,396,761 for the comparable period in fiscal 2005.  The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the nine-month period ending September 30.

	Nine Months Ended September 30
	2006	2005	$ Change	% Change

Payroll and related costs	$2,903,969	$2,163,823	$740,146	34.2
Professional fees	1,398,444	1,532,343	(133,899)	(8.7)
Research and development costs	603,054	639,568	(36,514)	(5.7)
Insurance costs	313,187	231,484	81,703	35.3
Rent - building and equipment	236,917	214,666	22,251	10.4
Travel and related	184,365	277,621	(93,256)	(33.6)
Miscellaneous expenses	241,012	366,330	(125,318)	(34.2)
Depreciation and amortization	102,424	56,357	46,067	81.7
Stock-based compensation	670,897	4,914,569	(4,243,672)	(86.3)
Total	$6,654,269	$10,396,761	$(3,742,492)	(36.0)

Salary, commissions, benefits and related costs increased approximately $740,146 (34.2%) due to a full nine months expense in 2006 on comparable staffing levels of employees.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees.  Professional fees decreased approximately $133,899 (8.7%) due to: (i) decrease of $186,332 (23.2%) for outside consultants as a result of shifting to permanent staff versus outsourcing for two positions; (ii) decrease of $100,875 (26.4%) in all areas of legal costs; (iii) decrease of $37,744 for other services; and (iv) an increase of $191,052 (194.4%) in accounting fees as a result of the 2005 SEC review and restatement of the Company’s consolidated financial statements for the years ended December 31, 2003 and 2004, and for each of the quarterly periods in the nine months ended September 30, 2005.

Research and development costs for the nine-month period decreased by $36,514 or 5.7%, savings resulting from prior period costs incurred in establishing the library of images, and lesser dependency on outside consultants, as the Company continues to focus on meeting testing and validation timelines for the PinPoint product.

The Company incurred insurance costs of $313,187 in the nine months ended September 30, 2006, compared to $231,484 in the comparable period in 2005.  The increase of $81,703 (35.3%) is the result of the Company initiating greater liability coverage in late May 2005, and a full nine months expense in 2006 for Directors & Officers Liability, Errors & Omissions, Product Liability, Employee Practices, Acts of Terrorism and General Liability insurance coverage.

Rent expense for office and equipment increased by $22.251 (10.4%) to $236,917 in the first nine months of fiscal 2006, as compared to $214,666 for the same period in 2005.  The increase reflects the Company’s move to a larger facility in February 2005.

Travel and entertainment expense in selling, general, and administrative for the nine-month period ending September 30, 2006 of $184,365 compares to the same period for 2005 of $277,621, or a decrease of $93,256 (33.6%).  The reduction in frequency of travel in all selling and administrative areas is due to building a distributor network system during 2006.

Depreciation and amortization expense in selling, general, and administrative for the nine months ending September 30, 2006 of $102,424 compares to the same period for 2005 of $56,357, or an increase of $46,067 (81.7%).  The additional expense is due to capital expenditures during the course of Fiscal 2005 for computer and office equipment to meet the Company’s expanded staff level and a full nine months amortization in 2006.

Stock-based compensation expense for the first nine months of fiscal 2006 for employees was approximately $418,343 and for consultants of approximately $252,554, which represents the amortized portion of stock compensation in lieu of cash compensation.  During the same period of 2005, the Company recognized stock-based compensation expense for employees of $1,511,250 and consultants of $3,403,319.  The decrease in stock-based compensation for employees of $1,092,907 (72.3%) represents the impact of accelerating, in the fourth quarter of 2005, the expense of key management and staff hiring incentives using stock options.  Therefore, no amortization expenses carry forward into fiscal 2006.  The decrease in stock-based compensation expense for consultants of $3,150,765 (92.6%), reflects the end of the amortization period in the second quarter of 2005 for significant retention consulting arrangements after the reverse acquisition in June 2003.  Also, there was less dependency on stock-based compensation in the first nine months of 2006 for employees and consultants.

Other Income (Expense).

Interest income from interest-bearing accounts decreased approximately $6,330, (34.3%), to $12,149 for the nine months of 2006.  The decrease is attributed to a lower average daily cash balance in interest bearing accounts during 2006, as a result of an increase in funds due to proceeds from the issuance of common stock and exercise of stock warrants during second and third quarters of 2005.  Current Year-to-date interest expense of $644,226 represents costs associated with the August convertible note, and includes $20,292 for accrued interest, $155,668 for amortized discount on the note, and $468,266 for the intrinsic value of the embedded conversion option.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of the Company’s net cash provided by (used in) operating, investing and financing activities:

	Nine Months Ended September 30
	2006	2005

Net cash provided (used) in operating activities	$ (4,516,574)	$ (5,548,983)
Net cash provided (used) in investing activities	(270,483)	(397,279)
Net cash provided by financing activities	2,421,208	9,380,417
Effect of exchange rates on cash and cash equivalents	(9,005)	(19,705)

Net increase (decrease) in cash	$ (2,374,853)	$ 3,414,450

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2006 was $4,516,574, compared with net cash used in operating activities of $5,548,983 during the same period in 2005, a decreased use of cash for operating activities of approximately $1,032,409 (18.6%).  The decrease in net cash used in operating activities is due to an increase in selling, general and administrative costs of $365,281, or 6.8%, and decreases in the components of operating assets and liabilities of $1,397,690, or 870.3%.

Net Cash Used in Investing Activities

Net cash used in investing activities for the purchase of equipment, and costs incurred for patent activities for the nine months ended September 30, 2006 was $270,483.  This compares with net cash used for the same activities of $397,279 in the period ended September 30, 2005, or a decrease of $126,796 (31.9%).  The net decrease is comprised of a $129,858 (49.6%) decrease in the purchase of furniture, software and equipment, and a increase of $3,062 (2.3%) for costs associated with the preparation and filing of certain patents with regard to our PinPoint technology.

Net Cash Provided by Financing Activities

Proceeds from financing activities in the nine months ended September 30, 2006 were 2,421,208, compared with net cash provided by financing activities of $9,380,417 for the same period of 2005.  Management is seeking to raise additional capital through one or more equity or debt financings and is in discussions with certain investment banks and investors with regard thereto.  However, there can be no assurance that the Company will be able to raise such additional equity or debt financing on satisfactory terms to the Company.

Working Capital

The following table presents a summary of the Company’s working capital:

	(Unaudited)
	September 30, 2006	December 31, 2005

Cash and cash equivalents	$ 66,540	$ 2,441,393

Current assets	388,454	2,938,659
Current liabilities	3,193,667	841,610
Working capital (deficit)	$ (2,805,213)	$ 2,097,049

At September 30, 2007, the Company has a net working capital deficit of approximately $2,805,213 compared with net working capital of approximately $2,097,049 at December 31, 2005, a decrease in working capital of approximately $4,902,262 (233.8%).  The decrease in cash is the result of the Company’s limited revenue and reduced financing activities.  As of September 30, 2006, the Company’s revenue generating activities have not produced sufficient funds for profitable operations, and the Company has incurred operating losses since inception.  The increase in current liabilities is due to extending trade payables, a $200,000 noninterest bearing loan from an executive officer of the Company, and deferral of salaries for executive officers of the Company.  Therefore, working capital decreased during the nine-month period ending September 30, 2006.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional financing, and the success of its future operations.

On November 8, 2006, we held the first of two closings of a private placement of our securities.  Pursuant to the terms of a Securities Purchase Agreement, dated November 3, 2006, institutional investors in the private placement agreed to purchase an aggregate of $5,150,000 of securities, one-half of which were purchased at the first closing and one-half to be purchased at a second closing to be held upon the effectiveness of the Company’s registration statement (the “registration statement”) with regard to the shares of the Company’s common stock underlying such securities.

At the first closing the Company received aggregate gross proceeds, before deduction of certain fees and expenses of the offering, of approximately $2,575,000.  Net proceeds to the Company were approximately $2,364,750, after payment of commissions, fees and expenses of the offering of $222,750 of which $12,500 had been paid prior to closing.  The Company issued to purchasers an aggregate of $2,575,000 in principal amount of Series A 10% Senior Convertible Debentures due November 7, 2008 (the “Debentures”) and 4,453,707 Series D Common Stock Purchase Warrants (the “Warrants”). A second closing with regard to the remaining $2,575,000 of aggregate gross proceeds will be held upon effectiveness of the registration statement.  The second closing is subject to certain conditions, including bring down’s of customary representations and warranties by the Company, no material adverse change has occurred affecting the Company’s conditions to closing, obligations and agreements under the purchase agreement have been performed by the Company, and that trading in the Company’s stock has not been suspended by the SEC or on the principal trading market for the Company’s stock.  Management of the Company believes that, as required under the SEC staff’s PIPEs analysis, no conditions to such second closing are within an investor’s control or that any investor can cause not to be satisfied.

The principal amount of the Debentures is convertible into shares of common stock of the Company at a price of $1.15634 per share (the “conversion price”). The Debentures bear interest at the rate of 10% per annum due on the first day of each calendar quarter, upon conversion or redemption of the Debentures (as to the principal amount so converted or redeemed), or on the maturity date of the Debentures.  The Company may, subject to certain conditions, pay the interest due under the Debentures in registered shares of common stock, the number of shares issuable in payment of interest to be determined on the basis of the lesser of 85% of the average of variable weighted average price (“VWAP”) of the common stock for the five (5) trading days immediately prior to the later of the (i) date the interest is due or (ii) the date such shares are issued. Also, subject to certain conditions, the Company may, at any time commencing after the effective date of the registration statement and provided for 20 consecutive trading days the closing price of its common stock exceeds $1.734, force conversion of the Debentures, subject to the holders right to voluntarily convert the Debentures at the then conversion price.  The $2,575,000 in principal amount of Debentures issuable at the second closing shall be on the same terms (including as to the conversion price) as the Debentures issued in the first closing.

The Warrants issued in the offering to purchasers are exercisable at a price of $1.15634 per share.  One-half of such Warrants are exercisable commencing on the date of the first closing and the remaining one-half of such Warrants shall become exercisable upon payment of the subscription amount due from the purchaser at the second closing and, if not so received, such Warrants may be cancelled by the Company.

The Debentures and Warrants contain certain anti-dilution provisions in the event of, among other things, a stock dividend, stock split, sales of securities below their then conversion or exercise price, a subsequent rights offering, a reclassification, merger, consolidation, or sale of substantially all of the assets of the Company, except for certain exempt issuances (including stock and options granted to employees, officers, directors or consultants (provided issuances to consultants do not exceed 400,000 during a 12 month period) under Company stock option plans or as approved by a majority of non-employee directors, stock issued in a strategic acquisition, and the issuance of the Placement Agent’s Warrants and the shares underlying the Placement Agent’s Warrants (an “exempt issuance”)).  Also, in the event certain revenue and other milestones during the six, twelve and eighteen month periods following the first closing are not met (as required to be disclosed in a widely disseminated press release, Form 8-K or other periodic filing), the conversion price and exercise price of the Debentures and Warrants may be reset.  Also, the Warrants contain a cashless exercise provision in the event (i) there is no registration statement effective covering the resale of the shares underlying the Warrants or (ii) at any time after four years following the date of issuance.  The Debentures and Warrants contain a limitation on the amount of Debenture and number of Warrants that may be converted or exercised in the event the holder owns beneficially more than 4.99% of the common stock of the Company (without regard to the number of shares underlying the unexercised portion of the Debenture or Warrant).  Such limitation may be waived upon 61 days’ notice to the Company by the holder of the Debenture or Warrant permitting the holder to change such limitation to 9.99%.  The Company has agreed to compensate a holder of a Debenture or Warrant in the event the Company’s transfer agent fails to deliver certificates for shares upon conversion or exercise of the Debentures or Warrants within three trading days of the date of conversion or exercise and the holder’s broker is required to purchase shares of the Company’s common stock in satisfaction of a sale by a holder.  Up to 75% of the Warrants may be called for cancellation by the Company in the event that, following the registration of the shares of common stock underlying the Warrants (i) the closing bid or closing sale price of the common stock for 20 consecutive trading days (the “measurement period”) exceeds $2.89, (ii) the daily trading volume during the measurement period exceeds 100,000 shares per trading day, (iii) the holder is not in possession of material nonpublic information regarding the Company.  The Company is required to give notice to the holders within one trading day of the end of the measurement period and the Warrants covered by the call notice will be cancelled effective 15 trading days after the date of the call notice, subject to certain conditions, including that the holder shall have the right to exercise the Warrant during the measurement period.

Within 45 days of the closing, the Company has agreed to use its best efforts to file a registration statement under the Securities Act to register 130% of the shares of common stock issuable in payment of interest under the Debentures, upon conversion or redemption thereof and the shares of common stock underlying the Warrants issued in the offering to permit their resale, use its best efforts to have the registration statement declared effective by the Securities and Exchange Commission (“SEC”) within 150 days of closing, maintain the effectiveness of the registration statement for four years, and bear the costs of such registration (other than underwriting discounts or commissions, broker’s fees, and selling expenses).  In the event such registration statement is not filed or declared effective within such periods or upon the occurrence of certain other events relating to the filing of amendments or supplements thereto, the Company is required to pay to the purchasers certain liquidated damages equal to 1% of the amount subscribed for by purchasers per 30 day period but not to exceed in the aggregate 6% of such amount.  The registration rights agreement also contains certain piggy back registration rights, indemnification and contribution provisions.

During the 12 month period following the effective date of the registration statement, except in connection with exempt issuances or an underwritten public offering of its common stock, the Company has granted to purchasers the right to participate in any offerings by the Company of common stock or common stock equivalents up to the lesser of 100% of any such future offering or the aggregate amount subscribed for under the Purchase Agreement.  Commencing on the date of closing and for 90 days after the effective date of the Registration Statement, the Company and its subsidiaries are prohibited from issuing shares of common stock or common stock equivalents except for certain exempt issuances. Moreover, the Company is prohibited from engaging in any transactions in its securities in which the conversion, exercise or exchange rate or other price of such securities is based upon the trading price of the Company’s securities after initial issuance or otherwise subject to reset unless such transaction is approved by purchasers holding at least 67% of the securities sold in the offering and then outstanding or purchasers then hold no more than 20% of the principal amount of the Debentures originally purchased in the offering, but in any event no later than three years from the date of the Securities Purchase Agreement.  Until one year after closing, the Company is prohibited from effecting a reverse or forward stock split or reclassification of the common stock except as may be required to comply with the listing standards of any national securities exchange. Moreover, for one year after the effective date of the registration statement, the Company has agreed to exchange the securities issued in the offering for securities issued in a subsequent offering, except for shares issued in an exempt issuance or an underwritten public offering.  The Company agreed to reimburse $30,000 for certain legal expenses, of which $10,000 was paid prior to closing, and to reimburse the legal fees of one of the investors in the amount of $10,000, to be offset against Midtown’s non-accountable expense reimbursement.  The Purchase Agreement contains certain representations and warranties of the Company and purchasers, conditions to closing, certain indemnification provisions, and other customary provisions.

Midtown Partners & Co., LLC, acted as placement agent for the financing pursuant to the terms of a Placement Agent Agreement, dated July 14, 2006, between the Company and Midtown.  At the first closing, the Company paid or issued the following compensation to Midtown for its services as placement agent in connection with the offering: (i) sales commissions in the amount $180,250; (ii) non-accountable expense reimbursement and legal fees of $30,000 of which $10,000 was paid prior to closing, (iii) Placement Agent’s Warrants to purchase an aggregate of 623,519 shares, one half of such Placement Agent’s Warrants are exercisable commencing on the date of issuance and the remaining one-half become exercisable upon payment of the subscription amounts due at the second closing (“second closing placement agent warrants”), provided that the Company may cancel the portion of the second closing placement agent warrants attributable to any purchaser who fails to deliver its subscription amount due at such second closing. The Placement Agent’s Warrants are exercisable at a price of $1.15634 per share for a period of five years from the date they become exercisable, contain a piggyback registration right, a cashless exercise provision and are substantially identical to the Warrants issued to purchasers in the offering.

Proceeds of the offering are expected to be used for the purpose of hiring new business development personnel, research and development, registration expenses, repaying $100,000 in loans made to the Company by Mr. Michael W. Trudnak, the Chairman and CEO of the Company, and for general working capital purposes.  In connection with the transaction, Mr. Trudnak agreed to amend certain loan agreements with the Company pursuant to which he had previously loaned the Company an aggregate of $402,000.  Mr. Trudnak agreed to extend the date the principal amount is due under such loans until May 31, 2006; however, $100,000 of the principal amount of Mr. Trudnak’s April 21, 2006 loan is due upon the Company raising $2,500,000 from the sale of its securities after November 6, 2006, and will be paid immediately  following the closing of the financing, and the remaining balance of such loans will be paid upon the Company raising an aggregate of $5,000,000 from the sale of its securities after November 6, 2006.

The securities, including certain securities issued to Midtown, were not registered under the Securities Act of 1933 or any state laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Financial Condition and Going Concern Uncertainties

Since the reverse acquisition, the Company has generated limited revenue and has incurred losses from operations.  The Company has relied upon equity and debt financings to effect acquisitions of strategic assets, to continue its operations, and to develop, test, and market its products. Unless the Company is able to generate sufficient revenues to support operations in the near future, it may require additional capital to fund operations and to implement its business strategies. We cannot assure our stockholders that our technology and products will be commercially accepted or that revenues will be sufficient to fund our operations.

 In view of the foregoing, from time to time, management may be required to seek additional capital through one or more equity or debt financings in the event that the cash on hand, the proceeds from the convertible debenture and warrant financing that closed in November 2006 (including proceeds to be received at the second closing of the convertible debenture financing), collections from customers, and sales of our products do not provide sufficient cash to fund operations.    If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.  If the Company raises additional capital through the sale of equity or equity-related securities of the Company or its subsidiaries, the issuance of such securities could result in dilution to the Company’s current stockholders.  No assurance can be given that the Company will have access to the capital markets in the future, or that financing will be available on terms acceptable to satisfy the Company’s cash requirements or to implement its business strategies.  If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial condition could be materially and adversely affected.  We may be required to raise substantial additional funds through other means.   We have not begun to receive material revenues from our commercial operations associated with the software products.  Moreover, under the terms of the recent convertible debenture and warrant financing, we may not be able to issue additional shares of our common stock or common stock equivalents (except for certain exempt issuances) until 90 days after the effective date of our registration statement to be filed in connection with such financing or, for up to three years following the closing of the convertible debenture and warrant financing, engage in certain financings in which the conversion, exercise, exchange rate or other price of the securities is based upon the trading price of our securities after the date of issuance of such securities.  These provisions may limit the Company’s ability to raise additional financing through the issuance of common stock or common stock equivalents during such period such restrictions are effective.

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

During the period of January 1, 2006 through September 30, 2006, the Company has raised approximately $2,221,208 from the sale of its common stock and the exercise of employee stock options, and from issuance of convertible debt.  Also, during the first nine months of the current year, the Company received a $200,000 noninterest bearing loan from an executive officer which was extended on October 21, 2006.  Additionally, in October 2006, $202,000 was received from an executive officer of the Company as a noninterest bearing loan.  The October loan is repayable on the earlier of (i) six months from the date of execution of the note, (ii) we receive an aggregate of more than $2,000,000 from the sale of our securities, or (iii) an event of default occurs under the loan.  Also, commencing April 7, 2006 various executives of the Company voluntarily deferred payment of their salaries until such time as to be determined.  During November 2006, we received net proceeds of approximately $2,364,750 from the first of two closings on a private placement of our convertible debentures and warrants with a group of institutional investors.

Management believes that the cash balance of $66,540 at September 30, 2006, collections during the fourth quarter of 2006 from outstanding receivables, and net proceeds of approximately $2,364,750 from the first closing of a convertible debenture and warrant financing to be sufficient to support operations, absent cash flow from revenues, until approximately April 2007.  The Company expects to receive additional gross proceeds of approximately $2,575,000 at the second closing of such convertible debenture financing to be held upon the effectiveness of a registration statement registering under the Securities Act the resale of the shares underlying the convertible debentures and warrants issued at such closings.

The Company is currently spending approximately $500,000 per month on operations, the continued development of our PinPoint product, and marketing and sales activities for FlowPoint.  Although there can be no assurance, management believes that the Company will not begin to generate sufficient cash flows to fund our current level of operations until the second quarter of 2007.  In addition to cash received from sales of its products, management believes that the Company will require approximately an additional $5 million to meet its projected cash needs for current operations and anticipated incremental research and development efforts during the twelve month period ending September 30, 2007, part of which the Company expects to receive proceeds at the second closing of the convertible debenture financing.  In addition, management is in the process of identifying areas of potential reduction in current operating costs.  Although there can be no assurance, as discussed above, management will seek to meet such cash needs from one or more additional equity or debt financings.  There can be no assurance that the Company will be successful in its efforts to raise such additional equity or debt financing or on terms satisfactory to the Company.

Critical Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented.  For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition or Plan of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  Except as disclosed in Note 2, there have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the periods ended September 30, 2006.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures.   International revenues during the nine months 2006 from Wise Systems, the Company’s subsidiary located in the United Kingdom, were approximately $157,202 (36.1%) of total revenue.  International sales are made mostly from the Company’s foreign subsidiary and are typically denominated in British pounds.  As of September 30, 2006, approximately $183,146 (56.0%) of total consolidated accounts receivable and $20,794 (2.3%) of total consolidated accounts payable, were denominated in British pounds.  Additionally, the Company’s exposure to foreign exchange rate fluctuations arises in part from inter-company accounts which are charged to Wise and recorded as inter-company receivables on the books of the U.S. parent company.  The Company is also exposed to foreign exchange rate fluctuations as the financial results of Wise are translated into U.S. dollars in consolidation.  As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of September 30, 2006, $17,108 (25.7%) of the Company’s cash and cash equivalents balance was included in the Company’s foreign subsidiaries.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures.  As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Certifying Officers determined that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the Reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls

Further, there were no changes in the Company’s internal controls over financial reporting during the period covered by the Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 18, 2004, the Company became a defendant in a lawsuit in Minnesota state court entitled VisualGold.com, Inc. v. Thomas E. Ramsay, Nancy Goetzinger and Guardian Technologies International, Inc. VisualGold has alleged that the Company tortuously interfered with VisualGold's contracts and prospective economic advantage by engaging Thomas Ramsay to work as a consultant, and that Ramsay transferred certain of VisualGold's alleged trade secrets to the Company. The Company strenuously denies the allegations, and has asserted counterclaims against VisualGold and other third parties for breach of contract and misappropriation of trade secrets. The Company is seeking compensatory and punitive damages, attorneys’ fees and costs as part of its counterclaims. Ramsay and Goetzinger have also filed counterclaims against VisualGold. On October 15, 2004, following extensive briefing and a hearing on the matter, Judge Isabel Gomez of Hennepin County District Court denied VisualGold's motion for a temporary injunction against the Company in all regards.  Discovery then proceeded but two intervening events have caused the Minnesota state court to stay further proceedings in the case.  First, in July, 2005, the Company moved for an additional protective order to prevent disclosure of any documents and information in the Company's possession that may be considered by the federal government to constitute restricted information that cannot be used in civil litigation. The Transportation Security Administration has been reviewing the matter and issued a Final Order that the Company's Pinpoint source code is deemed to be "Sensitive Security Information" and therefore restricted from use in this litigation, pending further review and proceedings.  Second, in August 2005, VisualGold was placed into an involuntary bankruptcy by creditors, and since then has sought to have the case converted into a Chapter 11 reorganization proceeding.  No plan of reorganization for VisualGold has been confirmed to date, and so the Minnesota state court has maintained a stay of all proceedings.  It is unclear whether or when the claims by and against VisualGold will proceed. It is difficult to predict an adverse outcome.  However, the Company is vigorously defending the case and, after conferring with counsel, the Company believes that it has substantial defenses to the allegations and that VisualGold's suit is without merit.  The Company will also pursue its counterclaims and third-party claims when and if the current stay of proceedings is lifted.

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

During July 2006, the Company accepted direct investment from existing accredited investors of $439,000 and issued 274,374 shares of common stock.  In addition, the company issued an aggregate of 146,719 warrants to purchase the Company’s common stock, exercisable at a price of $3.00 per share, and contain a cashless exercise provision.  The warrants expire in July 2008.  Such shares of common stock and warrants were issued in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereof.

On July 27, 2006, the Company issued to its investor relations consultant 100,000 shares of common stock in exchange of commissions for shares.  Such shares of common stock were issued in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereof.

In August 2006 the Company issued 77,778 shares of common stock to reflect the impact of additional investment for excess proceeds over the stated exercise price.  Such shares of common stock were issued in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereof.

In September 2006 the Company issued 92,500 shares of common stock to accredited investors to reflect the change in economic terms of stock purchase warrants for investments made in the May 2006 private placement.  Such shares of common stock were issued in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereof.

During August and September 2006, the Company issued an aggregate of 1,100,000 warrants to purchase the Company’s common stock in connection with the issuance of $1,100,000 bridge notes.  The warrants are exercisable at a price of $1.60 per share, and expire in August and September 2008.  The bridge notes mature in 180 days from the date of issuance.  The warrants also contain an anti-dilution provision in the event of a stock dividend, capital reorganization, consolidation or merger of Guardian.  Such warrants were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), set forth in Section 4(2) thereof.

TEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

		Incorporated by Reference		Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date
10.18	Employment Agreement, dated January 17, 2006, between the Registrant and Mr. Gregory E. Hare	8-K	1/31/2006
10.19	Distributor Agreement, dated March 30, 2004, between the Registrant and EGC International Corporation	10-K	5/16/2006
10.20	Distribution Agreement, dated June 21, 2005, between the Registrant and Bridgetech International Corporation	10-K	5/16/2006
10.21	Strategic Consulting Agreement, dated August 6, 2005, between the Registrant and Fowler International	10-K	5/16/2006
10.22	Loan Agreement, dated April 21, 2006, between the Registrant and Mr. Michael W. Trudnak	8-K/A	5/25/2006
10.23	Consulting Agreement, dated June 29, 2005, between Registrant and Redwood Consultants, LLC	10-Q	5/26/2006
10.24	Consulting Agreement, dated Jan 1, 2006, between Registrant and Redwood Consultants, LLC	10-Q	8/11/2006
10.25	Consulting Agreement, dated June 12, 2006, between Registrant and The Research Works, LLC	10-Q	8/11/2006
10.26	Distribution Agreement, dated July 6, 2005, between the Registrant and Ultimate Medical Services, Inc.	10-Q	8/11/2006
10.27	Distribution Agreement, dated July 20, 2005, between the Registrant and Electronica y Medicina, S.A.	10-Q	8/11/2006
10.28	Reseller Agreement, dated July 25, 2006, between Registrant and Logos Imaging LLC	10-Q	8/11/2006
10.29	Distribution Agreement, dated August 20, 2006, between Registrant and MTS Delft			X
10.30	Distribution Agreement, dated August 20, 2006, between Registrant and Calyx (UK) Limited			X
10.31	Loan Agreement Amendment No. 1, dated October 21, 2006, between the Registrant and Mr. Michael W. Trudnak			X
10.32	Loan Agreement Amendment No. 2, dated November 8, 2006, between the Registrant and Mr. Michael W. Trudnak			X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer			X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer			X
32.1	Section 1350 Certification of Chief Executive Officer			X
32.2	Section 1350 Certification of Chief Financial Officer			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2006

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

Registrant

By:    /s/ Michael W. Trudnak

Michael W. Trudnak

Chief Executive Officer & Chairman

Principal Executive Officer

By:    /s/ Gregory E. Hare

Gregory E. Hare

Chief Financial Officer

Principal Financial & Accounting Officer