Form 10-Q/A
period 2006-09-30
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2006-12-07
CIK 873198

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends and restates in its entirety our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as initially filed with the Securities and Exchange Commission (“SEC”) on November 14, 2006.  Guardian Technologies International, Inc. (the “Company”), has filed this Amendment to give effect to the restatement of its consolidated financial statements for the quarters ended September 30, 2006 (the “Restatement”).  Management’s decision, with the concurrence of the Audit Committee of the Company’s Board of Directors, to effect the Restatement was made in response to additional comments received from our independent registered public accountants, Goodman & Company, L.L.P.

The Company is restating its consolidated statement of operations for the period indicated above, to give effect to certain adjustments to correct the recording of a provision for doubtful accounts.  The provision for doubtful accounts was originally reported as a reduction in net revenue and has been adjusted to report the provision as an increase in selling, general and administrative expense.

The Company is also herein amending certain disclosures in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Part I, Item 4. Controls and Procedures.

In addition to the changes described above, Part II, Item 6. Exhibits is hereby amended to include certifications of the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment.

This Amendment continues to speak as of the date of our report on Form 10-Q.  Except as set forth above, this Amendment No. 1 to our Form 10-Q/A for the quarter ended September 30, 2006 does not reflect events occurring after November 15, 2006 or modify or update those disclosures affected by subsequent events.  The filing of this Amendment No. 1 is not a representation that any statements contained in the original Report, or this Amendment No. 1 are true and complete as of any date subsequent to the date of the original Report.  The filing of this Amendment No. 1 shall not be deemed an admission that the original filing, or Amendment No. 1, when made, contained any untrue statement of a material fact or omitted to state a material fact necessary to make the statements therein not misleading.

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

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

5

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

5

Consolidated Balance Sheets

5

Consolidated Statements of Operations

6

Consolidated Statements of Cash Flows

7

Notes to Condensed Consolidated Financial Statements – Unaudited

8

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

28

ITEM 4.  CONTROLS AND PROCEDURES

28

PART II.  OTHER INFORMATION

29

ITEM 1.  LEGAL PROCEEDINGS

29

ITEM 1A.  RISK FACTORS

29

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

29

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

30

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

30

ITEM 5.  OTHER INFORMATION

30

ITEM 6.  EXHIBITS

31

SIGNATURES

32

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

Consolidated Statements of Operations

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006 Restated	2005	2006 Restated	2005

Net revenues	$ 51,197	$ 43,288	$ 435,722	$ 220,307

Cost of sales	136,393	210,482	536,872	561,319

Gross profit (loss)	(85,196)	(167,194)	(101,150)	(341,012)

Selling, general and administrative expense	2,561,512	2,232,080	6,756,269	10,396,761

Operating loss	(2,646,708)	(2,399,274)	(6,857,419)	(10,737,773)

Other income (expense)
Interest income	1,204	12,960	12,149	18,479
Interest expense	(644,226)	-	(644,226)	-
Total other income (expense)	(643,022)	12,960	(632,077)	18,479

Net loss	$ (3,289,730)	$ (2,386,314)	$ (7,489,496)	$(10,719,294)

Net loss per common share:
Basic and diluted	$ (0.10)	$ (0.08)	$ (0.22)	$ (0.36)

Weighted average number of shares used in computing basic and diluted net loss per share
	34,402,601	31,435,862	33,719,484	29,752,065

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

Guardian is a technology company that designs and develops sophisticated imaging informatics solutions for delivery to its target markets:  aviation/homeland security and healthcare.  The Company utilizes imaging technologies and analytics to create integrated information management technology products and services that address critical problems in healthcare and homeland security for corporations and governmental agencies.  Each product and service can improve the quality and response time of decision-making, organizational productivity, and efficiency within the enterprise.  Our product suite integrates, streamlines, and distributes business and clinical information and images across the enterprise.

Currently, the Company is focused on providing technology solutions and services in two primary markets, healthcare and aviation/homeland security.  However, as new or enhanced solutions are developed, the Company expects to expand into other markets such as military and defense utilizing hyper-spectral technology, and imaging diagnostics for the medical industry.  The Company may also engage in one or more acquisitions of businesses that are complementary to our business.  Further, the Company may form wholly owned subsidiaries to operate within defined vertical markets.

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

Geographic and Segment Information

The Company operates in North and South America, and Europe.  In general, revenues are attributed to the country in which the contract originates.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006 Restated	2005	2006 Restated	2005
Net Revenues:
The Americas:
Software licenses	$ 0	$ -	$ 204,799	$ -
Maintenance and support	1,000	-	56,936	4,000
Hardware and related	-	-	16,785	75,181
The Americas	1,000	-	278,520	79,181

United Kingdom:
Maintenance and support	50,197	43,288	157,202	141,126
United Kingdom	50,197	43,288	157,202	141,126
Total Net Revenues	$ 51,197	$ 43,288	$ 435,722	$ 220,307

Long-lived assets, net:
Corporate			$ 1,319,340	$ 1,711,266
North America			1,011,306	700,456
United Kingdom			156,430	134,706
Total			$ 2,487,076	$ 2,546,428

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

As more fully described below in Note 9, Subsequent Events, Guardian received net proceeds of approximately $2,364,750 from the first of two closings of a convertible debenture and warrant financing during November 2006.  Investors in the convertible debt and warrant financing have agreed that, at a second closing to be held immediately following the effectiveness of a registration statement, registering under the Securities Act the shares underlying the convertible debentures and warrants to permit their resale, the investors will purchase additional convertible debentures upon the same terms (including as to the conversion price of the convertible debentures) as the convertible debentures issued at the first closing.  At the contemplated second closing, the Company expects to receive gross proceeds of approximately $2,575,000, before deduction of commission, fees and other expenses of the closing.

During the period of January 1, 2006 through September 30, 2006, the Company raised approximately $2,221,208 (net of investment fees and expenses) from the sale of equity and equity-based securities, including the exercise of outstanding common stock purchase warrants that have previously been issued in private placements; the exercise of employee stock options, and from issuing convertible debt.  Also, during the first nine months of the current year, the Company received a $200,000 noninterest bearing loan from an executive officer which, was extended on October 21, 2006.  Additionally, in October 2006, $202,000 was received from an executive officer of the Company as a noninterest bearing loans.  The noninterest bearing loans are repayable on the earlier of (i) six months from the date of execution of the note, (ii) we receive an aggregate of more than $2,000,000 from the sale of our securities, or (iii) an event of default occurs under the loan.  Also, commencing April 7, 2006, various executives of the Company voluntarily deferred payment of their salaries until such time as to be determined.  The deferred payment as of September 30, 2006 is $680,462.

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

The Company is currently spending approximately $500,000 per month on operations, the continued development of the PinPoint product, and marketing and sales activities for FlowPoint.  In addition to cash received from sales of its products, management believes that the Company will require approximately an additional $6 million, before additional revenue from operations, less the second contemplated closing of the November 2006 convertible debenture financing gross proceeds of $2,575,000, or approximately $3,425,000, to meet its projected cash needs for current operations (including anticipated incremental research and development efforts), during the twelve month period ending September 30, 2007.  Although there can be no assurance, management will seek to meet such cash needs from one or more additional equity or debt financings.  There can be no assurance that the Company will be successful in its efforts to raise such additional equity or debt financing or on terms satisfactory to the Company.

(4)

Recently Issued Accounting Pronouncements

In September 2006, the SEC staff issued Staff Accounting Bulleting No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over methods focuses primarily on the impact of a misstatement on the income statement-including the reversing effect of prior year misstatements-but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The Company currently uses the roll-over method for quantifying identified financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each on the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB 108 also permits existing public companies to initially apply its provision either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006, with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error corrected through the cumulative adjustment and how and when it arose.  The company will initially adopt the provisions of SAB 1008 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006.  The Company is currently evaluating the impact of the provisions of SAB 108 on its consolidated financial statements.

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

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155 “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.”  This Statement shall be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The fair value election provided for in paragraph 4I of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement.  Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year.  The Company continues to evaluate the impact of the provisions of SFAS No. 155 on its consolidated financial statements.

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

(9)

Subsequent Event

On November 8, 2006, we held the first of two closings of a private placement of our securities.  Pursuant to the terms of a Securities Purchase Agreement, dated November 3, 2006, institutional investors in the private placement agreed to purchase an aggregate of $5,150,000 of securities, one-half of which were purchased at the first closing and one-half to be purchased at a contemplated second closing to be held upon the effectiveness of the Company’s registration statement (the “registration statement”) with regard to the shares of the Company’s common stock underlying such securities.

At the first closing, the Company received aggregate gross proceeds, before deduction of certain fees and expenses of the offering, of approximately $2,575,000.  Net proceeds to the Company were approximately $2,364,750, after payment of commissions, fees and expenses of the offering of $222,750 of which $12,500 had been paid prior to closing.  The Company issued to purchasers an aggregate of $2,575,000 in principal amount of Series A 10% Senior Convertible Debentures due November 7, 2008 (the “Debentures”) and 4,453,707 Series D Common Stock Purchase Warrants (the “Warrants”). A second contemplated closing with regard to the remaining $2,575,000 of aggregate gross proceeds will be held upon effectiveness of the registration statement.  The second contemplated closing is subject to certain conditions, including (update) of customary representations and warranties by the Company, no material adverse change occurring that affects the Company’s conditions to closing, obligations and agreements under the purchase agreement being performed by the Company, and that trading in the Company’s stock has not been suspended by the SEC or on the principal trading market for the Company’s stock.  However, the Company can provide no assurances that all of the conditions for the second closing will be met.

The principal amount of the Debentures is convertible into shares of common stock of the Company at a price of $1.15634 per share (the “conversion price”). The Debentures bear interest at the rate of 10% per annum due on the first day of each calendar quarter, upon conversion or redemption of the Debentures (as to the principal amount so converted or redeemed), or on the maturity date of the Debentures.  The Company may, subject to certain conditions, pay the interest due under the Debentures in registered shares of common stock, the number of shares issuable in payment of interest to be determined on the basis of the lesser of 85% of the average of variable weighted average price (“VWAP”) of the common stock for the five (5) trading days immediately prior to the later of the (i) date the interest is due or (ii) the date such shares are issued. Also, subject to certain conditions, the Company may, at any time commencing after the effective date of the registration statement and provided that for 20 consecutive trading days the closing price of its common stock exceeds $1.734, force conversion of the Debentures, subject to the holders right to voluntarily convert the Debentures at the current conversion price.  The $2,575,000 in principal amount of Debentures issuable at the second contemplated closing shall be on the same terms (including the conversion price) as the Debentures issued in the first closing.  The Warrants issued in the offering to purchasers are exercisable at a price of $1.15634 per share.  One-half of such Warrants are exercisable commencing on the date of the first closing and the remaining one-half of such Warrants shall become exercisable upon payment of the subscription amount due from the purchaser at the contemplated second closing and, if not so received, such Warrants may be cancelled by the Company.  The Debentures and Warrants contain certain anti-dilution provisions and certain conversion price reset provisions.

Within 45 days of the first closing, to permit the resale of shares related to the Debentures and Warrants, the Company has agreed to use its best efforts to file a registration statement under the Securities Act,  to register 130% of the shares of common stock issuable: in payment of interest under the Debentures; upon conversion or redemption the Debentures; and for the shares of common stock underlying the Warrants issued in the offering, and to use its best efforts to have the registration statement declared effective by the Securities and Exchange Commission (“SEC”) within 150 days of the first closing, maintain the effectiveness of the registration statement for four years, and bear the costs of such registration (other than underwriting discounts or commissions, broker’s fees, and selling expenses).  In the event such registration statement is not filed or declared effective within such periods or upon the occurrence of certain other events relating to the filing of amendments or supplements thereto, the Company is required to pay to the purchasers certain liquidated damages equal to 1% of the amount subscribed for by purchasers per 30 day period, but not to exceed in the aggregate 6% of such amount.  The registration rights agreement also contains certain piggy back registration rights, indemnification and contribution provisions.

Midtown Partners & Co., LLC, acted as placement agent for the financing pursuant to the terms of a Placement Agent Agreement, dated July 14, 2006, between the Company and Midtown.  At the first closing, the Company paid or issued the following compensation to Midtown for its services as placement agent in connection with the offering: (i) sales commissions in the amount $180,250; (ii) non-accountable expense reimbursement and legal fees of $30,000 of which $10,000 was paid prior to closing, (iii) Placement Agent’s Warrants to purchase an aggregate of 623,519 shares, (one half of such Placement Agent’s Warrants are exercisable commencing on the date of issuance and the remaining one-half become exercisable upon payment of the subscription amounts due at the contemplated second closing - “second closing placement agent warrants”). However, the Company may cancel the portion of the second closing placement agent warrants attributable to any purchaser who fails to deliver its subscription amount due at such contemplated second closing. The Placement Agent’s Warrants are exercisable at a price of $1.15634 per share for a period of five years from the date they become exercisable, contain a piggyback registration right, a cashless exercise provision and are substantially identical to the Warrants issued to purchasers in the offering.

Proceeds of the offering are expected to be used for the purpose of hiring new business development personnel, research and development, registration expenses, repaying $100,000 in loans made to the Company by Mr. Michael W. Trudnak, the Chairman and CEO of the Company, and for general working capital purposes.  In connection with the transaction, Mr. Trudnak agreed to amend certain loan agreements with the Company pursuant to which he had previously loaned the Company an aggregate of $402,000.  Mr. Trudnak agreed to extend the date the principal amount is due under such loans until May 31, 2007; however, $100,000 of the principal amount of Mr. Trudnak’s April 21, 2006 loan is due upon the Company raising $2,500,000 from the sale of its securities after November 6, 2006, and will be paid immediately following the first closing of the financing, and the remaining balance of such loans will be paid upon the Company raising an aggregate of $5,000,000 from the sale of its securities after November 6, 2006.

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

Guardian is a technology company that designs and develops sophisticated imaging informatics solutions for delivery to its target markets:  aviation/homeland security and healthcare.  The Company utilizes imaging technologies and analytics to create integrated information management technology products and services that address critical problems in healthcare and homeland security for corporations and governmental agencies.  Each product and service can improve the quality and response time of decision-making, organizational productivity, and efficiency within the enterprise.  Our product suite integrates, streamlines, and distributes business and clinical information and images across the enterprise.

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

Currently, the Company is focused on providing technology solutions and services in two primary markets, healthcare and aviation/homeland security.  However, as new or enhanced solutions are developed, the Company expects to expand into other markets such as military and defense utilizing hyper-spectral technology, and imaging diagnostics for the medical industry.  The Company may also engage in one or more acquisitions of businesses that are complementary to our business.  Further, the Company may form wholly owned subsidiaries to operate within defined vertical markets.

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

Results of Operations

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Net losses for the periods reported reflect the consolidated results of operations of Guardian Technologies International, Inc. and its subsidiaries.  As discussed below, net revenues for the three months ended September 30, 2006, and 2005, were approximately $51,197 and $43,288, respectively, an increase of approximately $7,909 (18.3%).  Such revenues resulted from the sale, implementation and maintenance of the Company’s FlowPoint healthcare solutions.  The Company did not generate any revenue from the sale of its PinPoint product during the periods.  Also as discussed below, the quarter-to-date net loss ended September 30, 2006 and 2005, was approximately $3,289,730 and $2,386,314, respectively, or a $903,416 (37.9%) increase. The loss per common share, for the quarter ended September 30, 2006, increased from $0.08 loss per share in the third quarter of 2005 to $0.10 loss per share in same quarter of 2006.

Net Revenues.  Net revenues from product sales and annual maintenance fees increased by $7,909, or 18.3%, to $51,197 in the third quarter of fiscal 2006, from $43,288 in the same quarter of fiscal 2005.  The increase in the third quarter of 2006 of $7,909 resulted from higher sales of the FlowPoint product versus the same period of 2005.

Cost of Sales.  Cost of sales for the quarter was $136,393 (266.4% of net revenue) versus 2005 for the same period of $210,482 (486.2% of net revenue), a decrease of approximately $74,089, or 936.8% of the $7,909 sales increase.  Cost of sales for the period includes fixed expense for the amortization of the Wise intangible asset for developed software of $115,609 in 2006 and $100,790 in 2005.  Other costs for 2006 of $20,784 and in 2005 of $109,692 represent expenses for purchased equipment and supplies for customers, installation labor and travel costs.  The decrease in costs is due to lower equipment and labor costs for the third quarter of 2006.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the third quarter increased $329,432, or 14.8%, to $2,561,512 for fiscal 2006 as compared to $2,232,080 for the comparable period in fiscal 2005.  The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the three month period ending September 30.

	Three Months Ended September 30
	2006 Restated	2005	$ Change	% Change

Payroll and related costs	$888,154	$887,183	$971	0.1
Professional fees	540,071	403,181	136,890	34.0
Research and development costs	200,594	225,335	(24,741)	(11.0)
Insurance costs	110,508	139,172	(28,664)	(20.6)
Rent - building and equipment	79,491	79,686	(195)	(0.2)
Travel and related	63,552	80,424	(16,872)	(21.0)
Miscellaneous expenses	187,742	117,239	70,503	60.1
Depreciation and amortization	35,926	29,960	5,966	19.9
Stock-based compensation	455,474	269,900	185,574	68.8
Total	$2,561,512	$2,232,080	$329,432	14.8

Salary, commissions, benefits and related costs increased approximately $971 (00.1%) on comparable staffing levels of employees.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees.  Professional fees increased for the quarter ended September 30 versus the same quarter last year by approximately $136,890 (34.0%) due to: (i) a decrease of $19,641 in the areas of legal and miscellaneous outside consultants; (ii) an increase of $37,837 (171.3%) in accounting fees as a result of the 2005 SEC review and restatement of the Company’s consolidated financial statements for the years ended December 31, 2003 and 2004, and for each of the quarterly periods in the nine months ended September 30, 2005; and (iii) an  increase of $118,694 in consultants due to the current years expenditures for the certification process in the United States and Russian market.

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

Travel and entertainment expense in selling, general, and administrative for the three months ended September 30, 2006 of $63,552 compares to the same period for 2005 of $80,424, or a decrease of $16,872 (21.0%).  The reduction in frequency of travel in all selling and administrative areas is due to building a distributor network system during 2006.

Miscellaneous expense for the three months ended September 30, 2006 of $187,742 compares to the same period for 2005 of $117,239, or an increase of $70,503 (60.1%).  The increase in the third quarter of 2006 reflects a provision for doubtful accounts of $102,000 verses no provision in the same quarter of 2005.  Otherwise, miscellaneous expense decreased by $31,497.

Depreciation and amortization expense in selling, general, and administrative for the three months ended September 30, 2006 of $35,926 compares to the same period for 2005 of $29,960, or an increase of $5,966 (19.9%).  The additional expense is due to capital expenditures during the course of Fiscal 2005 for computer and office equipment to meet the Company’s expanded staffing level and a full quarter amortization in 2006 versus the same period in 2005.

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

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net losses for the periods reported reflect the consolidated results of operations of Guardian Technologies International, Inc. and its subsidiaries.  As discussed below, revenues for the nine months ended September 30, 2006, and 2005, were approximately $435,722 and $220,307, respectively, an increase of approximately $215,415 (97.8%).  Such revenues resulted from the sale, implementation and maintenance of the Company’s FlowPoint healthcare solutions.  The Company did not generate any revenue from the sale of its PinPoint product during the periods.  Also as discussed below, year-to-date net losses through September 30, 2006 and 2005, was approximately $7,489,496 and $10,719,294, respectively, or a $3,229,798 (30.1%) decrease.  The loss per common share, for the nine months ended September 30, 2006, decreased from $0.36 per share in 2005 to $0.22 loss per share in same period in 2006.  This results in a decrease in loss per share by $0.14, or 38.9%.

Net Revenues.  Net revenues from product sales and annual maintenance fees increased by $215,415, or 97.8%, to $435,722 in the first nine months of fiscal 2006, from $220,307 in the first nine months of fiscal 2005.  The increase resulted from higher sales of the FlowPoint product versus the same period of 2005.

Cost of Sales.  Year-to-date cost of sales was $536,872 (123.2%) versus 2005 for the same period of $561,319 (254.8% of net revenue), a decrease of approximately $24,447, or 11.3% of the $215,415 sales increase.  Cost of sales for the period includes fixed expense for the amortization of the Wise intangible asset for developed software of $338,470 in 2006 and $314,252 in 2005.  Other costs for 2006 of $198,402 and in 2005 of $247,067 represents expenses for purchased equipment and supplies for customers, installation labor and travel costs.  The decrease in other costs during the first nine months of 2006 is due to lower equipment and labor costs in the third quarter of 2006.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $3,640,492, or 35.0%, to $6,756,269 in the first nine months of fiscal 2006 as compared to $10,396,761 for the comparable period in fiscal 2005.  The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the nine-month period ended September 30.

	Nine Months Ended September 30
	2006 Restated	2005	$ Change	% Change

Payroll and related costs	$2,903,969	$2,163,823	$740,146	34.2
Professional fees	1,398,444	1,532,343	(133,899)	(8.7)
Research and development costs	603,054	639,568	(36,514)	(5.7)
Insurance costs	313,187	231,484	81,703	35.3
Rent - building and equipment	236,917	214,666	22,251	10.4
Travel and related	184,365	277,621	(93,256)	(33.6)
Miscellaneous expenses	343,012	366,330	(23,318)	(6.4)
Depreciation and amortization	102,424	56,357	46,067	81.7
Stock-based compensation	670,897	4,914,569	(4,243,672)	(86.3)
Total	$6,756,269	$10,396,761	$(3,640,492)	(35.0)

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

Travel and entertainment expense in selling, general, and administrative for the nine-month period ended September 30, 2006 of $184,365 compares to the same period for 2005 of $277,621, or a decrease of $93,256 (33.6%).  The reduction in frequency of travel in all selling and administrative areas is due to building a distributor network system during 2006.

Miscellaneous expense for the nine months ended September 30, 2006 of $343,012 compares to the same period for 2005 of $366,330, or a decrease of $23,318 (6.4%).  The decrease in 2006 reflects $124,105 of lower marketing tradeshows and conference costs to date, less a provision for doubtful accounts of $102,000 in 2006 verses no such provision in the same period of 2005.

Depreciation and amortization expense in selling, general, and administrative for the nine months ended September 30, 2006 of $102,424 compares to the same period for 2005 of $56,357, or an increase of $46,067 (81.7%).  The additional expense is due to capital expenditures during the course of Fiscal 2005 for computer and office equipment to meet the Company’s expanded staff level and a full nine months amortization in 2006.

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

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2006 was $4,516,574, compared with net cash used in operating activities of $5,548,983 during the same period in 2005, a decreased use of cash for operating activities of approximately $1,032,409 (18.6%).  The decrease in net cash used in operating activities is due to a decrease from a net loss from operations (adjusted for fluctuations in depreciation and amortization, stock-based compensation, amortization of bridge note discount, and noncash interest expense for the embedded conversion feature) of $365,281, or 6.8%, and decreases in the components of operating assets and liabilities of $1,397,690, or 870.3%.

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

At September 30, 2006, the Company has a net working capital deficit of approximately $2,805,213 compared with net working capital of approximately $2,097,049 at December 31, 2005, a decrease in working capital of approximately $4,902,262 (233.8%).  The decrease in cash is the result of the Company’s limited revenue and reduced financing activities.  As of September 30, 2006, the Company’s revenue generating activities have not produced sufficient funds for profitable operations, and the Company has incurred operating losses since inception.  The increase in current liabilities is due to extending trade payables, a $200,000 noninterest bearing loan from an executive officer of the Company, and deferral of salaries for executive officers of the Company.  Therefore, working capital decreased during the nine-month period ending September 30, 2006.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional financing, and the success of its future operations.

On November 8, 2006, we held the first of two closings of a private placement of our securities.  Pursuant to the terms of a Securities Purchase Agreement, dated November 3, 2006, institutional investors in the private placement agreed to purchase an aggregate of $5,150,000 of securities, one-half of which were purchased at the first closing and one-half to be purchased at a contemplated second closing to be held upon the effectiveness of the Company’s registration statement (the “registration statement”) with regard to the shares of the Company’s common stock underlying such securities.

At the first closing, the Company received aggregate gross proceeds, before deduction of certain fees and expenses of the offering, of approximately $2,575,000.  Net proceeds to the Company were approximately $2,364,750, after payment of commissions, fees and expenses of the offering of $222,750 of which $12,500 had been paid prior to closing.  The Company issued to purchasers an aggregate of $2,575,000 in principal amount of Series A 10% Senior Convertible Debentures due November 7, 2008 (the “Debentures”) and 4,453,707 Series D Common Stock Purchase Warrants (the “Warrants”). A second contemplated closing with regard to the remaining $2,575,000 of aggregate gross proceeds will be held upon effectiveness of the registration statement.  The second closing is subject to certain conditions, including “bring down” (update) of customary representations and warranties by the Company, no material adverse change has occurred affecting the Company’s conditions to closing, obligations and agreements under the purchase agreement being performed by the Company, and that trading in the Company’s stock has not been suspended by the SEC or on the principal trading market for the Company’s stock.  However, the Company can provide no assurances that the conditions for the second closing will be met.

The principal amount of the Debentures is convertible into shares of common stock of the Company at a price of $1.15634 per share (the “conversion price”). The Debentures bear interest at the rate of 10% per annum due on the first day of each calendar quarter, upon conversion or redemption of the Debentures (as to the principal amount so converted or redeemed), or on the maturity date of the Debentures.  The Company may, subject to certain conditions, pay the interest due under the Debentures in registered shares of common stock; the number of shares issuable in payment of interest to be determined on the basis of the lesser of 85% of the average of variable weighted average price (“VWAP”) of the common stock for the five (5) trading days immediately prior to the later of the (i) date the interest is due or (ii) the date such shares are issued. Also, subject to certain conditions, the Company may, at any time commencing after the effective date of the registration statement and provided that for 20 consecutive trading days the closing price of its common stock exceeds $1.734, force conversion of the Debentures, subject to the holders’ right to voluntarily convert the Debentures at the then current conversion price.  The $2,575,000 in principal amount of Debentures issuable at the second contemplated closing shall be on the same terms (including as to the conversion price) as the Debentures issued in the first closing.

The Warrants issued in the offering to purchasers are exercisable at a price of $1.15634 per share.  One-half of such Warrants are exercisable commencing on the date of the first closing and the remaining one-half of such Warrants shall become exercisable upon payment of the subscription amount due from the purchaser at the second contemplated closing and, if not so received, such Warrants may be cancelled by the Company.

The Debentures and Warrants contain certain anti-dilution provisions in the event of, among other things, a stock dividend, stock split, sales of securities below their then current conversion or exercise price, a subsequent rights offering, a reclassification, merger, consolidation, or sale of substantially all of the assets of the Company, except for certain exempt issuances (including stock and options granted to employees, officers, directors or consultants (provided issuances to consultants do not exceed 400,000 shares during a 12 month period) under Company stock option plans or as approved by a majority of non-employee directors, stock issued in a strategic acquisition, and the issuance of the Placement Agent’s Warrants and the shares underlying the Placement Agent’s Warrants (an “exempt issuance”)).  Also, in the event certain revenue and other milestones during the six, twelve and eighteen month periods following the first closing are not met (as required to be disclosed in a widely disseminated press release, Form 8-K or other periodic filing), the conversion price and exercise price of the Debentures and Warrants may be reset.  Also, the Warrants contain a cashless exercise provision in the event (i) there is no registration statement effective covering the resale of the shares underlying the Warrants or (ii) at any time after four years following the date of issuance.  The Debentures and Warrants contain a limitation on the amount of Debenture and number of Warrants that may be converted or exercised in the event the holder owns beneficially more than 4.99% of the common stock of the Company (without regard to the number of shares underlying the unexercised portion of the Debenture or Warrant).  Such limitation may be waived upon 61 days notice to the Company by the holder of the Debenture or Warrant permitting the holder to change such limitation to 9.99%.  The Company has agreed to compensate a holder of a Debenture or Warrant in the event the Company’s transfer agent fails to deliver certificates for shares upon conversion or exercise of the Debentures or Warrants within three trading days of the date of conversion or exercise, and the holder’s broker is required to purchase shares of the Company’s common stock in satisfaction of a sale by a holder.  Up to 75% of the Warrants may be called for cancellation by the Company in the event that, following the registration of the shares of common stock underlying the Warrants (i) the closing bid or closing sale price of the common stock for 20 consecutive trading days (the “measurement period”) exceeds $2.89, (ii) the daily trading volume during the measurement period exceeds 100,000 shares per trading day, and (iii) the holder is not in possession of material nonpublic information regarding the Company.  The Company is required to give notice to the holders within one trading day of the end of the measurement period, and the Warrants covered by the call notice will be cancelled effective 15 trading days after the date of the call notice, subject to certain conditions, including that the holder shall have the right to exercise the Warrant during the measurement period.

Within 45 days of the first closing, to permit the resale of shares related to the Debentures and Warrants, the Company has agreed to use its best efforts to file a registration statement under the Securities Act to register 130% of the shares of common stock issuable: in payment of interest under the Debentures; upon conversion or redemption of the Debentures; and the shares of common stock underlying the Warrants issued in the offering, and to use its best efforts to have the registration statement declared effective by the Securities and Exchange Commission (“SEC”) within 150 days of the first closing, maintain the effectiveness of the registration statement for four years, and bear the costs of such registration (other than underwriting discounts or commissions, broker’s fees, and selling expenses).  In the event such registration statement is not filed or declared effective within such periods or upon the occurrence of certain other events relating to the filing of amendments or supplements thereto, the Company is required to pay to the purchasers certain liquidated damages equal to 1% of the amount subscribed for by purchasers per 30 day period, but not to exceed in the aggregate 6% of such amount.  The registration rights agreement also contains certain piggy back registration rights, indemnification and contribution provisions.

During the 12 month period following the effective date of the registration statement, except in connection with exempt issuances or an underwritten public offering of its common stock, the Company has granted to purchasers the right to participate in any offerings by the Company of common stock or common stock equivalents up to the lesser of 100% of any such future offering or the aggregate amount subscribed for under the Purchase Agreement.  Commencing on the date of closing and for 90 days after the effective date of the Registration Statement, the Company and its subsidiaries are prohibited from issuing shares of common stock or common stock equivalents except for certain exempt issuances. Moreover, the Company is prohibited from engaging in any transactions in its securities in which the conversion, exercise or exchange rate or other price of such securities is based upon the trading price of the Company’s securities after initial issuance or otherwise subject to reset, unless such transaction is approved by purchasers holding at least 67% of the securities sold in the offering and then outstanding, or purchasers then hold no more than 20% of the principal amount of the Debentures originally purchased in the offering, but in any event no later than three years from the date of the Securities Purchase Agreement.  Until one year after closing, the Company is prohibited from effecting a reverse or forward stock split or reclassification of the common stock except as may be required to comply with the listing standards of any national securities exchange. Moreover, for one year after the effective date of the registration statement, the Company has agreed to exchange the securities issued in the offering for securities issued in a subsequent offering, except for shares issued in an exempt issuance or an underwritten public offering.  The Company agreed to reimburse $30,000 for certain legal expenses, of which $10,000 was paid prior to closing, and to reimburse the legal fees of one of the investors in the amount of $10,000, to be offset against Midtown’s non-accountable expense reimbursement.  The Purchase Agreement contains certain representations and warranties of the Company and purchasers, conditions to closing, certain indemnification provisions, and other customary provisions.

Midtown Partners & Co., LLC, acted as placement agent for the financing pursuant to the terms of a Placement Agent Agreement, dated July 14, 2006, between the Company and Midtown.  At the first closing, the Company paid or issued the following compensation to Midtown for its services as placement agent in connection with the offering: (i) sales commissions in the amount $180,250; (ii) non-accountable expense reimbursement and legal fees of $30,000 of which $10,000 was paid prior to closing, (iii) Placement Agent’s Warrants to purchase an aggregate of 623,519 shares, (one half of such Placement Agent’s Warrants are exercisable commencing on the date of issuance and the remaining one-half become exercisable upon payment of the subscription amounts due at the contemplated second closing - “second closing placement agent warrants”).  However, the Company may cancel the portion of the second closing placement agent warrants attributable to any purchaser who fails to deliver its subscription amount due at such contemplated second closing. The Placement Agent’s Warrants are exercisable at a price of $1.15634 per share for a period of five years from the date they become exercisable, contain a piggyback registration right, a cashless exercise provision and are substantially identical to the Warrants issued to purchasers in the offering.

Proceeds of the offering are expected to be used for the purpose of hiring new business development personnel, research and development, registration expenses, repaying $100,000 in loans made to the Company by Mr. Michael W. Trudnak, the Chairman and CEO of the Company, and for general working capital purposes.  In connection with the transaction, Mr. Trudnak agreed to amend certain loan agreements with the Company pursuant to which he had previously loaned the Company an aggregate of $402,000.  Mr. Trudnak agreed to extend the date the principal amount is due under such loans until May 31, 2007; however, $100,000 of the principal amount of Mr. Trudnak’s April 21, 2006 loan is due upon the Company raising $2,500,000 from the sale of its securities after November 6, 2006, and will be paid immediately  following the first closing of the financing, and the remaining balance of such loans will be paid upon the Company raising an aggregate of $5,000,000 from the sale of its securities after November 6, 2006.

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

 In view of the foregoing, from time to time, management may be required to seek additional capital through one or more equity or debt financings in the event that the cash on hand, the proceeds from the convertible debenture and warrant financing that closed in November 2006 (including proceeds to be received at the second closing of the convertible debenture financing), collections from customers, and sales of our products do not provide sufficient cash to fund operations.    If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.  If the Company raises additional capital through the sale of equity or equity-related securities of the Company or its subsidiaries, the issuance of such securities could result in dilution to the Company’s current stockholders.  No assurance can be given that the Company will have access to the capital markets in the future, or that financing will be available on terms acceptable to satisfy the Company’s cash requirements or to implement its business strategies.  If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial condition could be materially and adversely affected.  We may be required to raise substantial additional funds through other means.   We have not begun to receive material revenues from our commercial operations associated with the software products.  Moreover, under the terms of the recent convertible debenture and warrant financing, we may not be able to issue additional shares of our common stock or common stock equivalents (except for certain exempt issuances) until 90 days after the effective date of our registration statement to be filed in connection with such financing or, for up to three years following the second contemplated closing of the convertible debenture and warrant financing, engage in certain financings in which the conversion, exercise, exchange rate or other price of the securities is based upon the trading price of our securities after the date of issuance of such securities.  These provisions may limit the Company’s ability to raise additional financing through the issuance of common stock or common stock equivalents during such period such restrictions are effective.

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

During the period of January 1, 2006 through September 30, 2006, the Company has raised approximately $2,221,208 (net of investment fees and expenses) from the sale of equity and equity-based securities, including the exercise of employee stock options, and from issuing convertible debt.  Also, during the first nine months of the current year, the Company received a $200,000 noninterest bearing loan from an executive officer which, was extended on October 21, 2006.  Additionally, in October 2006, $202,000 was received from an executive officer of the Company as a noninterest bearing loan.  The noninterest bearing loans are repayable on the earlier of (i) six months from the date of execution of the note, (ii) we receive an aggregate of more than $2,000,000 from the sale of our securities, or (iii) an event of default occurs under the loan.  Also, commencing April 7, 2006, various executives of the Company voluntarily deferred payment of their salaries until such time as to be determined.  The deferral payment as of September 30, 2006 is $680,462.  During November 2006, we received net proceeds of approximately $2,364,750 from the first of two closings on a private placement of our convertible debentures and warrants with a group of institutional investors, and the Company made a $100,000 repayment towards the $402,000 total noninterest bearing loans received from an executive officer.

Management believes that the cash balance of $66,540 at September 30, 2006, collections during the fourth quarter of 2006 from outstanding receivables, and net proceeds of approximately $2,364,750 from the first closing of a convertible debenture and warrant financing to be sufficient to support operations, absent cash flow from revenues, until approximately March 2007.  The Company expects to receive additional gross proceeds of approximately $2,575,000 at the second contemplated closing of such convertible debenture financing to be held upon the effectiveness of a registration statement registering under the Securities Act the resale of the shares underlying the convertible debentures and warrants issued at such closings.

The Company is currently spending approximately $500,000 per month on operations, the continued development of our PinPoint product, and marketing and sales activities for FlowPoint.  Although there can be no assurance, management believes that the Company will not begin to generate sufficient cash flows to fund our current level of operations until the second quarter of 2007 (not including anticipated incremental research and development efforts).  For the twelve month period ending September 30, 2007, management believes that the Company will require approximately an additional $3,425,000 beyond the $2,575,000 of gross proceeds from the second closing of the November 2006 convertible debenture financing, and before any additional revenue from operations. In addition, management is in the process of identifying areas of potential reduction in current operating costs.  Although there can be no assurance, as discussed above, management will seek to meet such cash needs from one or more additional equity or debt financings.  There can be no assurance that the Company will be successful in its efforts to raise such additional equity or debt financing or on terms satisfactory to the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures.   International revenues during the nine months 2006 from Wise Systems, the Company’s subsidiary located in the United Kingdom, were approximately $157,202 (36.1%) of total revenue.  International sales are made mostly from the Company’s foreign subsidiary and are typically denominated in British pounds.  As of September 30, 2006, approximately $183,146 (81.3%) of total consolidated accounts receivable and $20,794 (2.3%) of total consolidated accounts payable, were denominated in British pounds.  Additionally, the Company’s exposure to foreign exchange rate fluctuations arises in part from inter-company accounts which are charged to Wise and recorded as inter-company receivables on the books of the U.S. parent company.  The Company is also exposed to foreign exchange rate fluctuations as the financial results of Wise are translated into U.S. dollars in consolidation.  As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

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

The Certifying Officers initially concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Report.  However, in connection with the filing of this amendment (the “Amendment”) to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed on November 14, 2006, and for the reasons discussed below, the Certifying Officers have re-evaluated such disclosure controls and procedures.

In connection with the preparation of the financial statements for the period ended September 30, 2006, the consolidated financial statements for the period then ended furnished to the Company’s independent registered public accountants for review included an error in the application of accounting principles with respect to the presentation of a provision for doubtful accounts on a customer receivable which was initially presented as a reduction of revenue (i.e. a return of product approach), instead of typically recording as an increase in selling, general and administrative expense. However, following review by the Company’s independent registered public accountants, Goodman & Company, and following the filing of the September 30, 2006 Form 10-Q on November 14, 2006, the Company revised such interim consolidated financial statements to correct the error in the application of such accounting principles and as reflected in this amendment.

Controls over the application of accounting policies are within the scope of disclosure controls.  Therefore, management has concluded that there was a weakness in the Company’s internal controls over financial reporting as of the end of the period covered by this report. Management of the Company and the Audit Committee considered what further changes, if any, are necessary to the Company’s disclosure controls and procedures to ensure that the error described above would not recur. As previously disclosed, in connection with the prior restatements, the Audit Committee had determined that this (and certain other) matters could be best addressed by: (a) reviewing accounting literature and other technical materials with the Company’s independent registered public accountants to ensure that the appropriate personnel have a full awareness and understanding of the applicable accounting pronouncements and how they are to be implemented, (b) additional education and professional development for the Company’s accounting staff on new and existing accounting pronouncements and their application, (c) requiring senior accounting staff and outside consultants with technical accounting expertise to review complex transactions to evaluate and approve the accounting treatment for such transactions, including those items for which the Company has restated its financial statements.  As previously disclosed, the implementation of these steps commenced in the second quarter of 2006 and are to be ongoing.  The Audit Committee continues to believe that the above remedial steps will help assure this error does not recur.  Accordingly, the Audit Committee has recommended to management and management has agreed that the Company’s accounting staff, including its Chief Financial Officer, undertake additional training on an accelerated basis and that such training, in view of the complexity of certain accounting principles and other matters, be ongoing. Further, to promptly retain and review with an outside public accounting consultant the application of certain accounting principles to help assure the consolidated financial statements prepared by the Company and furnished to its independent registered public accountants for review or audit reflect the application of such accounting principles.

On November 15, 2006, the Certifying Officers re-evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this Report.  Based on this re-evaluation, except as expressly noted above, the Certifying Officers determined that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the Reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

		Incorporated by Reference		Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date
10.18	Employment Agreement, dated January 17, 2006, between the Registrant and Mr. Gregory E. Hare	8-K	1/31/2006
10.19	Distributor Agreement, dated March 30, 2004, between the Registrant and EGC International Corporation	10-K	5/16/2006
10.20	Distribution Agreement, dated June 21, 2005, between the Registrant and Bridgetech International Corporation	10-K	5/16/2006
10.21	Strategic Consulting Agreement, dated August 6, 2005, between the Registrant and Fowler International	10-K	5/16/2006
10.22	Loan Agreement, dated April 21, 2006, between the Registrant and Mr. Michael W. Trudnak	8-K/A	5/25/2006
10.23	Consulting Agreement, dated June 29, 2005, between Registrant and Redwood Consultants, LLC	10-Q	5/26/2006
10.24	Consulting Agreement, dated Jan 1, 2006, between Registrant and Redwood Consultants, LLC	10-Q	8/11/2006
10.25	Consulting Agreement, dated June 12, 2006, between Registrant and The Research Works, LLC	10-Q	8/11/2006
10.26	Distribution Agreement, dated July 6, 2005, between the Registrant and Ultimate Medical Services, Inc.	10-Q	8/11/2006
10.27	Distribution Agreement, dated July 20, 2005, between the Registrant and Electronica y Medicina, S.A.	10-Q	8/11/2006
10.28	Reseller Agreement, dated July 25, 2006, between Registrant and Logos Imaging LLC	10-Q	8/11/2006
10.29	Distribution Agreement, dated August 20, 2006, between Registrant and MTS Delft	10-Q	11/14/06
10.30	Distribution Agreement, dated August 20, 2006, between Registrant and Calyx (UK) Limited	10-Q	11/14/06
10.31	Loan Agreement Amendment No. 1, dated October 21, 2006, between the Registrant and Mr. Michael W. Trudnak	10-Q	11/14/06
10.32	Loan Agreement Amendment No. 2, dated November 8, 2006, between the Registrant and Mr. Michael W. Trudnak	10-Q	11/14/06
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer			X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer			X
32.1	Section 1350 Certification of Chief Executive Officer			X
32.2	Section 1350 Certification of Chief Financial Officer			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 7, 2006

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

Registrant

By:    /s/ Michael W. Trudnak

Michael W. Trudnak

Chief Executive Officer  & Chairman

Principal Executive Officer

By:    /s/ Gregory E. Hare

Gregory E. Hare

Chief Financial Officer

Principal Financial & Accounting Officer