Form 10-Q/A
period 2006-09-30
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2007-02-09
CIK 873198

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (this “Amendment”) amends and restates Item 4. Controls and Procedures disclosure in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as initially filed with the Securities and Exchange Commission (“SEC”) on November 14, 2006 and subsequently amended on December 7, 2006.  Management’s decision, with the concurrence of the Audit Committee of the Company’s Board of Directors, to effect the second amendment is in response to a comment received from the staff of the SEC.

In addition to the changes described above, Part II, Item 6 Exhibits is hereby amended to include certifications of the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment.

This Amendment continues to speak as of the date of our report on Form 10-Q.  Except as set forth above, this Amendment No. 2 to our Form 10-Q/A for the quarter ended September 30, 2006 does not reflect events occurring after December 7, 2006 or modify or update those disclosures affected by subsequent events.  The filing of this Amendment No. 2 is not a representation that any statements contained in the original Report, in Amendment No. 1, or this Amendment No. 2 are true and complete as of any date subsequent to the date of the original Report.  The filing of this Amendment No. 2 shall not be deemed an admission that the original filing, or Amendment No. 1, when made, contained any untrue statement of a material fact or omitted to state a material fact necessary to make the statements therein not misleading.

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

The Certifying Officers initially concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Report.  However, in connection with the filing of this amendment (the “Amendment”) to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed on November 14, 2006, as amended on December 7, 2006, for the reasons discussed below, the Certifying Officers have re-evaluated such disclosure controls and procedures.

In connection with the preparation of the financial statements for the period ended September 30, 2006, the consolidated financial statements for the period then ended furnished to the Company’s independent registered public accountants for review included an error in the application of accounting principles with respect to the presentation of a provision for doubtful accounts on a customer receivable which was initially presented as a reduction of revenue (i.e. a return of product approach), instead of typically recording as an increase in selling, general and administrative expense. However, following review by the Company’s independent registered public accountants, Goodman & Company, and following the filing of the September 30, 2006 Form 10-Q on November 14, 2006, the Company revised such interim consolidated financial statements to correct the error in the application of such accounting principles  as reflected in this amendment.

Controls over the application of accounting policies are within the scope of disclosure controls.  Therefore, management has concluded that there was a weakness in the Company’s internal controls over financial reporting as of the end of the period covered by this report. Management of the Company and the Audit Committee considered what further changes, if any, are necessary to the Company’s disclosure controls and procedures to ensure that the error described above would not recur. As previously disclosed, in connection with the prior restatements, the Audit Committee had determined that this (and certain other) matters could be best addressed by: (a) reviewing accounting literature and other technical materials with the Company’s independent registered public accountants to ensure that the appropriate personnel have a full awareness and understanding of the applicable accounting pronouncements and how they are to be implemented, (b) additional education and professional development for the Company’s accounting staff on new and existing accounting pronouncements and their application, (c) requiring senior accounting staff and outside consultants with technical accounting expertise to review complex transactions to evaluate and approve the accounting treatment for such transactions, including those items for which the Company has restated its financial statements.  As previously disclosed, the implementation of these steps commenced in the second quarter of 2006 and are to be ongoing.  The Audit Committee continues to believe that the above remedial steps will help assure this error does not recur.  Accordingly, the Audit Committee has recommended to management and management has agreed that the Company’s accounting staff, including its Chief Financial Officer, undertake additional training on an accelerated basis and that such training, in view of the complexity of certain generally accepted accounting principles and other matters, be ongoing. Further, to promptly retain and review with an outside public accounting consultant the application of certain accounting principles to help assure the consolidated financial statements prepared by the Company and furnished to its independent registered public accountants for review or audit reflect the application of such accounting principles.

On January 31, 2007, the Certifying Officers re-evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this Report.  Based on this re-evaluation, the Certifying Officers determined that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the Reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

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

Date: February 9, 2007

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

Registrant

By:    /s/ Michael W. Trudnak

Michael W. Trudnak

Chief Executive Officer  & Chairman

Principal Executive Officer

By:    /s/ Gregory E. Hare

Gregory E. Hare

Chief Financial Officer

Principal Financial & Accounting Officer

5