Form 10-K
period 2006-12-31
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2007-03-29
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Yes ___  No  ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ✓    No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ]    Accelerated Filer  [  ]  Non-Accelerated Filer  [✓ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes __  No  ✓

The registrant’s revenues for its most recent fiscal year were: $488,111.

The aggregate market value of the voting common equity held by non-affiliates based upon the average of the high and low sales prices for the Common Stock on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter as reported on the Nasdaq OTC Bulletin Board was approximately $67,291,325.

The number of shares outstanding of the registrant’s common stock, as of March 19, 2007, was 34,584,849.

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

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends, “plans,” “should,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof (including their use in the negative), or by discussions of strategies, plans or intentions.  Such statements include but are not limited to statements under Item 1A - Risk Factors, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1 – Business and elsewhere in this report.  A number of factors could cause results to differ materially from those anticipated by such forward-looking statements, including those discussed under Item 1A - Risk Factors and Item 1 – Business. The absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including factors described in Item 1A. - Risk Factors of our Form 10-K for the year ended December 31, 2006.  You should carefully consider the factors described in Item 1A - Risk Factors in evaluating our forward-looking statements.

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

     GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

TABLE OF CONTENTS

PART I

5

ITEM 1.     BUSINESS

5

ITEM 1A.  RISK FACTORS

25

ITEM 1B.  UNRESOLVED STAFF COMMENTS

40

ITEM 2.     PROPERTIES

40

ITEM 3.     LEGAL PROCEEDINGS

41

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

41

PART II

41

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  41

ITEM 6.     SELECTED FINANCIAL DATA

42

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS

43

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

59

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

60

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

60

ITEM 9A.  CONTROLS AND PROCEDURES

60

ITEM 9B.  OTHER INFORMATION

61

PART III

61

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

61

ITEM 11.     EXECUTIVE COMPENSATION

66

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  76

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

78

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

80

PART IV

81

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

81

SIGNATURES

87

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

89

CONSOLIDATED BALANCE SHEETS

90

CONSOLIDATED STATEMENTS OF OPERATIONS

91

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

92

CONSOLIDATED STATEMENTS OF CASH FLOWS

94

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

96

NOTE 1.   Basis of Presentation and Going Concern Considerations

96

NOTE 2.   Significant Accounting Policies

97

NOTE 3.   Other Accrued Liabilities

102

NOTE 4.   Financing Arrangements

102

NOTE 5.   Stockholders’ Equity

103

NOTE 6.   Acquisitions

114

NOTE 7.   Goodwill and Intangible Assets

115

NOTE 8.   Income Taxes

116

NOTE 9.   Commitments and contingencies

117

NOTE 10. Employment Agreements With Executive officers

117

NOTE 11. Related Party Transactions

119

NOTE 12. Operating Leases

121

PART I

ITEM 1.     BUSINESS

OVERVIEW

Guardian Technologies International, Inc. was incorporated in the State of Delaware in February 1996. Guardian Technologies International, Inc., and its subsidiaries are collectively referred to herein as the “Company,” “Guardian,” “us,” “we,” or “our.”

Guardian is a technology company that designs and develops imaging informatics solutions for delivery to its target markets:  aviation/homeland security and healthcare.  The Company utilizes imaging technologies and analytics to create integrated information management technology products and services that address critical problems in healthcare and homeland security for corporations and governmental agencies.  Each product and service can improve the quality and response time of decision-making, organizational productivity, and efficiency within the enterprise.  We consider our product suite a platform that efficiently integrates, streamlines, and distributes business and clinical information and images across the enterprise.

Currently, our focus is on providing technology solutions and services in two primary markets, healthcare and aviation/homeland security.  However, as new or enhanced solutions are developed, we expect to expand into other markets such as military and defense utilizing hyper-spectral technology, and imaging diagnostics for the medical industry.  We may also engage in one or more acquisitions of businesses that are complementary to our business.  Further, we may form wholly owned subsidiaries to operate within defined vertical markets.

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

We expect that our PinPoint product will need to complete certain testing by the Transportation Security Laboratory and by other foreign aviation regulatory authorities before we are able to license and install the products in U.S. and any such foreign airports.   Currently, there are limited standards within the aviation security marketplace for the testing and validation of software technology solutions.  Our challenge with the PinPoint product is to assist in the establishment of the testing and certification standards, to validate through independent parties the efficacy of PinPoint as an automated threat detection solution, and to convince the appropriate governmental authorities to commit financial resources to purchase PinPoint.   To date, the results of such testing shows promise, however, there can be no assurance that we will be successful in our efforts to gain acceptance for PinPoint as a threat detection software solution in the U.S. or in any foreign jurisdiction. We continue to develop PinPoint to address the market for contraband detection and undergo certain required testing. As of the date of this filing, we have not received any revenue from the licensing of our PinPoint product.

We are also marketing and selling our PinPoint “nSight” product.  PinPoint “nSight” provides visualization enhancements that allow bomb technicians and investigators to assess the presence of explosives more rapidly and accurately using single-energy x-ray scanners.  In March 2007, we signed a contract with a distributor for the sale of ten licenses of our threat assessment software technology for bomb detection scanners, PinPoint nSight ™.

We compete with manufacturers of baggage screening, luggage and large parcel screening, people screening for weapons and explosive detection, container and vehicle screening, and cargo screening equipment and certain software companies and academic institutions that are developing solutions to detect threat items.

Healthcare Technology Solution - FlowPoint

Our FlowPoint products consist of a web-enabled Radiology Information System (RIS) and Picture Archiving & Communication System (PACS) which manages radiology workflow, patient information, treatment history, and billing information. It also manages digital images through image viewers, compression technologies, storage, image archiving, image retrieval and transfer.

We market our FlowPoint products primarily to smaller hospitals and imaging centers that are now transitioning from film to “digital.”  The market for imaging and radiology technology in the U.S. is highly fragmented, and we face competition from other companies that are developing products that are expected to be competitive with our products (including large multinational solution providers and smaller companies). We compete against certain emerging companies who offer segments of the integrated radiology solution through RIS and/or PACS systems.  However, we believe our integrated web-enabled service offerings afford us a competitive advantage over our competitors.

We are seeking to establish FlowPoint as the “best of breed” solution for radiology information systems (RIS) and picture archiving and communication systems (PACS).  As of the date of this report, we have signed five sales contracts and we are in varying states of implementation with each of the clients.  We expect that these clients represent the foundation upon which we will be able to establish Guardian as a recognized healthcare solutions provider and FlowPoint as a recognized and validated RIS/PACS solution.

Financial Condition and Going Concern Uncertainties

As of December 31, 2006, our revenue generating activities have not produced sufficient funds for profitable operations, and we have incurred operating losses since inception of $59,144,376.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon Guardian’s continued operation which, in turn, is dependent upon our ability to meet our financial requirements, raise additional capital, and the success of its future operations.  We cannot assure our stockholders that our technology and products will be commercially accepted or that revenues will be sufficient to fund our operations.

Although Guardian has not generated any revenue from the sale of its PinPoint product, as of the date of this filing, we have applied for nine export licenses and were granted eight of those licenses by the Department of Commerce.  The outstanding application was filed in December 2006, in an effort to proceed forward with Russian Federation certification.  In January 2007, we performed a successful Proof of Concept test in Madrid, Spain.  Also through the date of this filing, we have completed the third phase of the Cooperative Research and Development Agreement (CRDA) process with the US Department of Homeland Security.  However, significant development risks still exist for adapting the PinPoint product to various types of scanning equipment in different countries.

In view of the foregoing, from time to time, management may be required to seek additional capital through one or more equity or debt financings in the event that the cash on hand, the proceeds from the convertible debenture and warrant financing that closed in November 2006 (including expected proceeds from the second closing of the convertible debenture financing), collections from customers, and sales of our products do not provide sufficient cash to fund operations.    If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.  If we raise additional capital through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to our current stockholders.  No assurance can be given that we will have access to the capital markets in the future, or that financing will be available on terms acceptable to satisfy our cash requirements or to implement our business strategies.  If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial condition could be materially and adversely affected. We may be required to raise substantial additional funds through other means.   We have not begun to receive material revenues from our commercial operations associated with the software products.  Moreover, under the terms of the recent convertible debenture and warrant financing, we may not be able to issue additional shares of our common stock or common stock equivalents (except for certain exempt issuances) until 90 days after the effective date of our registration statement filed in connection with such financing or, for up to three years following the second contemplated closing of the convertible debenture and warrant financing, engage in certain financings in which the conversion, exercise, exchange rate or other price of the securities is based upon the trading price of our securities after the date of issuance of such securities.  These provisions may limit our ability to raise additional financing through the issuance of common stock or common stock equivalents during the period such restrictions are effective.

Our independent registered public accounting firm’s reports on the consolidated financial statements included in our annual report on Form 10-KSB for the year ended December 31, 2004, in our annual report on Form 10-K for the year ended December 31, 2005, and in this Form 10-K for the year ended December 31, 2006, contain an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern.

During the period of January 1, 2006 through December 31, 2006, we have raised approximately $4,515,491 (net of investment fees and expenses) from the sale of equity and equity-based securities, including the exercise of employee stock options, and from issuing convertible debt.   In addition, we received during the year a total of $402,000 from an executive officer as noninterest bearing loans.   On November 10, 2006, Mr. Trudnak extended the due dates of such loans to May 31, 2007, except that $100,000 of the April 21, 2006, loan becomes due upon our raising $2,500,000 in financing closed after November 6, 2006, and the remaining amount of such loans become due upon our raising an aggregate of $5,000,000 in financing closed after November 6, 2006, and prior to May 31, 2007.  Following the first closing of our Debenture and Series D Warrant financing on November 8, 2006, we repaid the $100,000 in principal amount of the April 1, 2006, loan to Mr. Trudnak.  As of the date of this report, we owed Mr. Trudnak an aggregate of approximately $302,000.  Also, commencing April 7, 2006, various executives and a consultant of Guardian voluntarily deferred payment of their salaries until such time as to be determined.  The deferral amount as of December 31, 2006 was $659,020.

Management believes that the cash balance of $737,423 at December 31, 2006, and collections during the first quarter of 2007 from outstanding receivables, to be sufficient to support operations, absent cash flow from revenues, until approximately March 2007.  We expect to receive additional gross proceeds of approximately $2,575,000 at the contemplated second closing of convertible debenture financing to be held upon the effectiveness of a registration statement registering under the Securities Act the resale of the shares underlying the convertible debentures and warrants issued at such closings.

Currently, we are spending approximately $400,000 per month on operations, the continued development of our PinPoint product, and marketing and sales activities for FlowPoint.  For the twelve month period ending December 31, 2007, management believes that we will require approximately an additional $2,700,000, beyond the $2,575,000 of gross proceeds (proceeds after estimated fees and expenses of $256,000 related to the financing, and payment of certain accounts payable and accrued liabilities of approximately $931,000 approximates $1,400,000) from the second closing of the November 2006 convertible debenture financing, and before any additional revenue from operations.  In addition, management is in the process of identifying areas of potential reduction in current operating costs.  Although there can be no assurance, as discussed above, management will seek to meet such cash needs from one or more additional equity or debt financings.  There can be no assurance that we will be successful in our efforts to raise such additional equity or debt financing or on terms satisfactory to us.

We anticipate we will need to increase the current workforce significantly to achieve commercially viable sales levels.  There can be no guarantee that these needs will be met or that sufficient cash will be raised to permit operations to continue.  If Guardian is unable to raise sufficient cash to continue operations at a level necessary to achieve commercially viable sales levels, the liquidation value of Guardian’s noncurrent assets may be substantially less than the balances reflected in the financial statements and we may be unable to pay our creditors.

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

On the effective date, pursuant to the Agreement and Plan, the two stockholders of RJL, Mr. Robert A. Dishaw and Mr. Michael W. Trudnak, exchanged all of their shares in RJL for an aggregate of 5,511,500 shares of common stock and an aggregate of 4,097 shares of Series A Convertible Preferred Stock, $.20 par value per share (“Series A Preferred Stock”), of Guardian.  As a condition to the closing, Mr. Moorer, the former President, Chief Financial Officer and a director of Guardian, and Messrs. Houtz and Stevens, the former directors of Guardian entered into lock up agreements with RJL and Guardian pursuant to which they agreed not to sell their shares of Guardian for a period of six months, except that they may, during such period, sell an aggregate of 50,000 shares a calendar month.

Concurrently with the closing of the Reverse Acquisition, Guardian closed on an equity financing pursuant to which it placed an aggregate of 1,000,000 shares of common stock at a price of $.50 per share for aggregate proceeds of $500,000.  Such financing was required as a condition to closing of the Reverse Acquisition.  Guardian granted investors in such offering a five year piggyback registration right (except for underwritten offerings and offerings other than for cash registered on a Form S-8 or S-4) except that we are not required to register such shares if their resale (including the manner of sale) is exempt from the registration requirements of the Securities Act.  Messrs. Trudnak, Lancaster and Hill, each of whom invested in such financing, have agreed to waive their registration rights in connection with the filing of the registration statement related to the shares underlying our outstanding Series A Debentures and Series D Warrants.  Also, concurrently with the closing of the Reverse Acquisition, all of the prior officers and directors of Guardian resigned and were replaced by officers and directors designated by RJL.

At closing of the Reverse Acquisition, RJL had commitments to issue an aggregate of 6,750,000 shares of common stock to certain consultants, all of which have been issued.  On February 23, 2004, at our Annual Meeting, the shareholders voted to approve the conversion of each share of Series A Preferred Stock into 1,000 shares of Common Stock, effective November 30, 2004.  Based on the conversion terms, Mr. Dishaw and Mr. Trudnak received 1,000 shares of Common Stock for each share of Series A Preferred Stock they held, or an aggregate of 4,097,000 shares.

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

Acquisition of Wise Systems, Limited

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

Under the terms of a stock purchase agreement, Guardian acquired all of Wise’s stock from Wise’s two shareholders, Martin Richards and Susan Richards.  Guardian paid to Wise’s two stockholders an aggregate of U.S. $1,929,500 in cash and issued to them shares of Guardian Technologies’ common stock in the amount of $500,000.  $929,500 of the cash purchase price was paid at closing and the remaining $1,000,000 of the cash purchase price was paid by means of the issuance of an interest bearing promissory note due 90 days after closing.  The deferred portion of the cash purchase price was paid upon maturity of the promissory note.  Guardian issued an aggregate of 106,739 shares of its common stock as the stock portion of the purchase price. The shares were valued on the basis of the average high and low sales prices of the stock for the 30 business day period which ended two days prior to the closing of the transaction.  At closing, the shares were deposited in escrow and are subject to forfeiture in the event Guardian Healthcare Systems Division does not achieve certain revenue thresholds over the three years following closing.  In the two annual performance periods ended July 28, 2006, Guardian’s Healthcare Division did not achieve the revenue threshold.  Therefore, a total of 71,160 shares were forfeited and returned to the Guardian out of escrow and such shares were cancelled.  The shares of stock are subject to a three year lock-up.  In addition, Guardian repaid an outstanding loan of one of the directors of Wise in the amount of $79,500.  At closing, the co-founder of Wise, Mr. Martin Richards, entered into an employment agreement with Guardian as Vice President of European Operations at a base salary of $210,250 per annum for a period of two years following closing which, expired on July 28, 2006.  Also, Mr. Martin Richards and Ms. Susan Richards resigned their positions as officers of Wise and as members of Wise’s Board of Directors, and have entered into non-compete agreements with Guardian Technologies for a period of three years following closing.  Furthermore, effective as of the closing, Mr. Martin Richards was released from personal guarantees for certain of Wise’s bank debt obligations and of Wise’s real property lease obligations.

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

Recent Financings

On November 3, 2006, we entered into a securities purchase agreement with certain selling stockholders.  Under that agreement, we sold an aggregate of $5,150,000 in principal amount of our Series A 10% Senior Convertible Notes with a maturity date of November 7, 2008, and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,707 shares of our common stock.  We issued an aggregate of $2,575,000 in principal amount of debentures and 4,453,707 Series D Warrants at a first closing held on November 8, 2006, and due to conversion feature embedded in the notes and the warrants, the transaction was recognized as a liability under generally accepted accounting principles.  We contemplate issuing an additional $2,575,000 in principal amount of debentures at a second closing to be held following the effectiveness of a registration statement registering the shares of our common stock underlying the Debenture and Series D Warrants.  However, we can provide no assurances that the conditions for the second closing will be met.  Also, we expect that any proceeds from the contemplated second closing allocable to the embedded conversion features of the Debentures and Series D Warrants are recognizable as a liability under generally accepted accounting principles.  One-half of the Series D Warrants became exercisable on November 8, 2006, and the remaining one-half will become exercisable by the holder following the contemplated second closing.  We analyzed the provisions of the convertible debentures host contracts and concluded that the convertible note contracts should be analyzed under the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and the embedded derivative features should be bifurcated and separately measured at fair value.  We also considered Emerging Issues Task Force Issue 00-19 (EITF 00-19), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  The fair value allocated to the warrants in consideration of financing is $1,515,142 for warrants issued to the debenture holders, and $112,421 for the warrants issued to the broker, and was recorded as an increase to derivative liabilities. The fair value of the embedded conversion feature in the debentures is estimated at $844,764 and was recorded as an increase to derivative liabilities. Changes in the fair value of these derivative liabilities are recorded as interest expense. The resulting discount on the convertible debentures of $2,472,237 is being amortized to interest expense over the twenty-four (24) month term of the debentures.   Therefore, the fair value of the instruments was recorded as a derivative liability.

The embedded conversion features in the warrants and the embedded conversion options in the host contracts (the debentures), reset based on not achieving certain milestones included in the related agreements. A conversion price of $1.15634 was in effect at year end 2006; however, due to the reset provisions potentially triggered by the milestones, Guardian cannot make a determination on the conversion price and, therefore, cannot determine the number of additional shares to be issued upon conversion. The notes also contain a conditional redemption that is dependent on the sustained level of common stock price, as defined in the agreements that is not currently operational. We also have the option of paying interest on the notes in common stock based on the conversion price at that point in time.

During August and September 2006, we entered into a series of purchase agreements with four previous investors of Guardian, under which convertible promissory notes in the aggregate amount of $1,100,000 and warrants to purchase 1,100,000 shares of our common stock were issued.  The warrants are exercisable during the twelve (12) month period commencing on the date of issuance at a price of $1.60 per share.  The proceeds of the sale of the notes were used by us for working capital purposes.  The notes bear interest at 15% per annum and were repayable 180 days after the date of issuance of the notes (maturity date).  The warrants contain certain anti-dilution provisions in the event of a stock dividend, capital reorganization, consolidation or merger of Guardian.   The bridge notes matured during February and March 2007.  The four noteholders agreed to extend the maturity date for an additional six months and the interest rate continues at 15% per annum.  We analyzed the provisions of the convertible note host contracts and concluded that the convertible note contracts should be analyzed under the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and embedded derivative features should be bifurcated and separately measured at fair value.  The relative fair value allocated to the warrants in consideration of the convertible note is $631,734 and, after considering the relevant provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock,” accordingly, increased paid-in capital.  Fair value of the embedded conversion option in the notes was determined using the Black-Scholes method for valuing options at approximately $468,266 and was recorded as a derivative liability.  Changes in the fair value of the embedded conversion option are recorded as interest expense. The resulting discount on the convertible notes of $1,100,000 is being amortized to interest expense over the six month term of the notes.

During July 2006, we accepted direct investment from existing accredited investors of $439,000 and issued 274,374 shares of common stock.  Common stock was increased by approximately $274 for the par value of the stock, and $ 438,726 to paid-in capital.  In addition, we issued an aggregate of 146,719 warrants to purchase common stock, exercisable at a price of $3.00 per share that contain a cashless exercise provision.  The warrants expire in July 2008.

During May 2006, we accepted direct investment from accredited investors of $382,208 and issued 238,880 shares of common stock.  In addition, we issued an aggregate of 59,720 warrants to purchase common stock, exercisable at a price of $3.00 per share that contain a cashless exercise provision.  The warrants expire in May 2008.

During 2006, Company employees exercised 600,000 incentive stock options that resulted in the issuance of 600,000 shares of common stock for cash proceeds to the Company of $300,000.  Common stock was increased by $600 for the par value of the shares and $299,400 to paid-in capital.

During 2005, we also accepted direct investment from various accredited investors of $475,000 and issued 250,000 shares of common stock, at an average price per share of $1.90.

During 2005, the Company’s employees exercised a total of 400,000 incentive stock options that resulted in the issuance of 400,000 shares of common stock for total cash proceeds to the Company of $200,000. Common stock was increased by $400 for the par value of the shares and $199,600 to paid-in capital.

During September 2005, a group of investors in the 2004 Private Placement exercised 906,797 stock purchase warrants that resulted in the issuance of 906,797 shares of common stock for cash proceeds to the Company of $2,161,335 in September 2005, and net proceeds of $241,815 in October 2005.

During September 2005, the Company accepted direct investment in lieu of commission from two accredited investors of $52,124 and issued 26,062 shares of common stock.

During August 2005, the placement agent for the 2004 Private Placement exercised 1,000 stock purchase warrants that resulted in the issuance of 1,000 shares of common stock for cash proceeds to the Company of $1,920.

During July and August 2005, we closed on a private placement of our common stock for aggregate proceeds of approximately $4,650,000 (before deductions of $129,500 for certain investment banking fees and expenses).  We issued to the investors 2,325,000 shares of common stock.  As part of this private placement, the placement agent received 92,500 stock purchase warrants with an exercise price of $3.00 per share for a period of five years from the date of issuance, containing certain anti-dilution provisions, a piggy-back registration right, a cashless exercise provision, and other customary provisions.  The Company also issued 38,000 warrants to placement agents as compensation for the transaction.

During July 2005, a group of investors in the 2004 Private Placement exercised 3,125 stock purchase warrants that resulted in the issuance of 3,125 shares of common stock for cash proceeds to the Company of $8,281.

On April 15, 2005, pursuant to the terms of a units purchase agreement, we closed on a private placement of our securities for gross proceeds of $1,200,000 (before deductions of $117,560.75 for certain fees and expenses).   We issued 120,000 units of securities, each unit consisting of four shares of our common stock and one Class B Common Stock Purchase Warrant (“Class B Warrant”) to purchase one share of common stock.  The Class B Warrants are exercisable commencing on the date of issuance and ending August 15, 2006, at a price of $3.00 per share.  In addition, the placement agent for the transaction received the following compensation: (i) 48,000 warrants to purchase shares of common stock equal to 10% of the shares issued in the offering, exercisable at a price of $3.00 per share for a period of five years from the date of issuance, (ii) commissions and non-accountable expense reimbursement in the aggregate amount of approximately $96,000, and (iii) contain anti-dilution provisions,  piggy-back registration rights, cashless exercise provision, and other customary provisions.

During March 2005, an investor in the 2004 Private Placement exercised 2,342 stock purchase warrants that resulted in the issuance of 2,342 shares of common stock for cash proceeds to the Company of $6,206.

During January 2005, the Company accepted direct investment, previously subscribed in December 2004, from an accredited investor of $1,000,000 and issued 500,000 shares of common stock.

During 2004, the Company’s employees exercised a total of 450,000 incentive stock options that resulted in the issuance of 450,000 shares of common stock for total cash proceeds to the Company of $247,500.  Common stock was increased by $450 for the par value of the shares and $247,050 to paid-in capital.

On November 8, 2004, we accepted direct investments from two investors of $445,000 and $16,000, respectively, on the same terms and conditions as the private placement offering.  The investors received 260,000 and 28,125 shares of common stock, as well as 65,000 and 7,031 stock purchase warrants at a price of $2.65 per share, expiring eighteen months from the date of issuance.

On April 28, 2004, all holders of the convertible bridge financing notes elected to convert their outstanding principal and accrued interest into equity, on the same terms and conditions as the private placement.  At that time, the note holders converted $700,000 in outstanding principal and $99,185 of accrued interest into 499,480 shares of Guardian common stock (converted at $1.60 per share), as well as 311,250 and 124,870 stock purchase warrants ($2.65 per share expiring eighteen [18] months from the date of issue).

During the period March 24, 2004 through May 14, 2004, we held a series of closings with regard to the private placement of our securities.   Investors received units of securities, each unit consisting of four shares of common stock and one common stock purchase warrant to purchase one share of common stock exercisable at a price of $2.65 per share during an eighteen month period following the initial closing. Berthel Fisher & Company Financial Services, Inc. (“Berthel Fisher”) acted as our placement agent in connection with a private offering.   Gross proceeds from the transactions were $7,992,015, less cash expenses associated with the transactions in the aggregate amount of approximately $803,381, for net proceeds of approximately $7,188,634. We paid or issued the following compensation to Berthel Fisher for its services as placement agent in connection with the offering: (i) 224,800 shares of common stock (25,000 shares in December 2003 and 199,800 shares of common stock from March through May 2004); (ii) placement agent’s warrants to purchase 10% of the shares issued in the offering (excluding the shares underlying the Class A Warrants) for an aggregate of 499,502 warrants; (iii) investment banking fees, commissions and reimbursable expenses in the aggregate amount of approximately $766,000 and included in total cash expenses for the transactions.  The placement agent’s warrants are exercisable at a price of $1.92 per share for a period of five years from the date of issuance; contain certain piggyback registration rights and a cashless exercise provision.

On March 25 and May 15, 2004, we accepted direct investments from two investors of $64,000 and $23,200, respectively, on the same terms and conditions as the private placement offering.  The investors were allowed to invest outside the private placement offering as a result of their prior affiliation with us.  The investors received 40,000 and 14,500 shares of common stock, as well as, 10,000 and 3,625 stock purchase warrants at a price of $2.65 per share, expiring eighteen months from the date of issuance.

During 2004, the Company’s employees exercised 450,000 incentive stock options which resulted in the issuance of 450,000 shares of common stock for cash proceeds to the Company of $247,500.  Common stock was increased by $450 for the par value of the shares and $247,050 to paid-in capital.

OUR BUSINESS

Introduction

Guardian is a technology company that designs and develops “imaging informatics” solutions for delivery to its target markets:  aviation/homeland security and healthcare. We utilize imaging technologies and advanced analytics to create integrated information management technology products and services that address critical problems in healthcare and homeland security for corporations and governmental agencies.  Each product and service can improve the quality and velocity of decision-making, organizational productivity, and efficiency within the enterprise.  We consider our product suite to be a platform for innovation that efficiently integrates, streamlines, and distributes business and clinical information and images across the enterprise.

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

•

Leverage Guardian’s technology, experienced management team, research and development infrastructure, and access to capital to acquire/develop complementary technologies/products.

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

During 2006, we continued implementing changes across the spectrum of our business. We refined our market strategy, enhanced our product offerings of PinPointTM and FlowPointTM. We focused our sales department to better serve our target markets.

Our Strategic Achievements During 2006

In line with our strategic plan, during fiscal 2006, we accomplished the following:

•

Engaged in a public relations campaign that received national and international news coverage, local news coverage, and coverage by Anderson Cooper 360°, Nightline, ABC’s Tech Edge Series, Wall Street Journal, Business Week, Industry Week, and several other security and healthcare specific publications.

•

Transitioned the United Kingdom (UK) accounting functions to our Herndon, Virginia office, thereby lowering our operating costs by reducing the UK accounting and administrative staff with no increases in the Virginia accounting group.  We also reduced cost by realigning the activities of our UK outside audit firm to focus on UK statutory reporting, and utilize our United States based audit firm for the audit of our consolidate financial statements, including our UK subsidiary.

•

Signed a collaborative research and development agreement with the University of Southern California IPI imaging lab for the development of Computer Aided Detection software built on Guardian’s 3i platform.

•

Negotiated and executed Healthcare Distributor Agreements with the following:

o

Ultimate Medical Systems

o

Compania de Mexico

o

MTS Delft

o

Shannon Healthcare Solutions

o

Calyx Systems

•

Successfully negotiated a Cooperative Research and Development Agreement (CRDA) Agreement with the TSA. To-date we have completed the first three phases of the CRDA process.

•

Submitted three White Papers to TSA for the detection of home-made liquid explosives.  Established a relationship with an x-ray equipment manufacturer who partnered with us on two of the three submissions.

•

Completed Phases I and II of the four phase Russian certification process for PinPoint.

•

Negotiated a Distribution Agreement with Logos (a manufacturer of portable bomb scanning equipment) for the sale of PinPoint nSight. Completed the operating system documentation, the independent testing, and the training guide required to deliver the product to the market.

•

Submitted a $5 million grant proposal to the Department of Defense for the development of CAD for mammography.  The proposal was submitted along with Howard University and the University of Southern California.

•

Completed the technical development of PinPoint PC Console and the Workbench.  Both are technological advancements in our ability to quickly and easily adjust algorithms, filters, scripts, and transform to meet changing opportunities.  We expect both developments will provide the backbone for advancing our 3i technology into medical, military and commercial use.

•

Received net proceeds of approximately $821,208 from certain private placements of our securities, $300,000 from employee stock options exercised, and $5,150,000 of investment from a convertible debenture financing of which $2,575,000 was received in November 2006, and we contemplate receiving the balance following the effectiveness of a registration statement registering under the Securities Act the resale of the shares underlying the convertible debentures and warrants issued in the transaction.

•

Filed nine additional utility patent applications with the U.S. Patent Office for a system and methods to identify certain objects that otherwise appear indistinguishable from other objects to the human eye or computer recognition systems.

Management believes that our future growth will be based upon a continued concentration on the core aspects of our business:  targeted sales/marketing activities with broader geographic coverage and product offerings, expanded international OEM/VAR relationships, product innovations designed to enhance knowledge extraction and anomaly detection within the digital imaging arena, exceptional professional services and expanded strategic partnerships that complement our internal efforts.

Vital to our business strategy are partnerships that contribute to our product innovation efforts or expand the distribution of our products and professional services.  Our goal is to have partners in certain target markets, primarily the international markets, focused on distributing and servicing our PinPoint and FlowPoint software products. In addition, we propose to develop and leverage additional technology partnerships to expand our product offerings or enhance our existing products to appeal to a specific market.

Our Products

Our Core Technology - 3i Engine

Our core technology is an “intelligent imaging informatics” (“3i”) engine that is capable of extracting embedded knowledge from digital images, as well as the capacity to analyze and detect image anomalies.  The technology is not limited by digital format.  It can be deployed across divergent digital sources such as still images, video and hyper-spectral imagery.  To date, the technology has been tested in the area of threat detection for baggage scanning at airports.  However, varying degrees of research and development have been conducted in the areas of detection for cargo scanning, people scanning, military target acquisition in a hyper-spectral environment, and satellite remote sensing ground surveys.  Product development in these areas is ongoing, and while there can be no assurance, we believe the current results of internal testing indicate that the technology should produce results equal to, or greater than, those currently achieved in baggage scanning.

While the security/defense/military marketplace has absorbed the majority of our research and development activities, the healthcare marketplace may represent the larger opportunity.  Our research scientists have performed preliminary development activities in the areas of mammography, oncology, and ophthalmology.  As Guardian’s research and development area grows in headcount and specific medical expertise, we will be able to fully utilize the pioneering and diverse capabilities of our technology to assist physicians in the detection of previously undetected diseases and medical anomalies in all digital imaging examinations.

Our Principal Products

Our principal products are:

Aviation/Homeland Security Technology Solution - PinPoint

Combining proprietary technology platforms in imaging and knowledge extraction, we have developed an “intelligent imaging informatics” solution, PinPoint, that can identify threat items; notify screeners of the existence of threat items; and, speed the security process by eliminating unnecessary baggage checks, provide the screener with an instantaneous second opinion, and reduce processing time spent on false positives (baggage selected for security review that contains no threat items).

Our objective is to become the leading provider of contraband detection systems worldwide and to extend our technology expertise to address broader applications for detection. Specific elements of our growth strategy are to enhance our technological leadership, expand our sales and marketing organization, leverage our detection technology expertise to enter new markets for detection, and selectively pursue strategic relationships and acquisitions.

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

We believe PinPoint has not reached technological feasibility as certain high-risk development issues are not addressed until PinPoint is integrated with manufacturers’ scanning equipment.  An extended alpha version (test version beyond internal testing) working model of PinPoint was completed and delivered to East Lin Group, Tarcusskaya Street, 8A, Moscow, Russian Federation on November 14, 2005, for testing of PinPoint was conducted at Domodedevo Airport in Moscow, and the subsequent certification process started.  PinPoint is available for sale to customers; however no sales are anticipated until we are able to seamlessly integrate with the manufacturers’ scanning equipment.

The “intelligent imaging informatics” engine, which serves as the foundation for the PinPoint product, adapts readily to the analysis and detection of objects of interest across divergent digital sources:  still images, video, and hyper-spectral images.  The 3i technology platform can be deployed across many automated detection applications:  cargo scanning, body scanning, military target acquisition, healthcare disease detection and anomaly identification, and to perform satellite remote sensing ground surveys.  Our research and development activities to adapt our 3i technology to many of these detection applications have already commenced.  Most of the fundamental ‘ground truths’ associated with baggage scanning hold true for body scanning; however, the hardware technology for body scanning is not as advanced as the baggage scanners due to their potential physical impact on humans.  Our research and development work has also included, on a preliminary basis, the development of 3i technology for deployment in the hyper-spectral environment.  One such use within the hyper-spectral environment would be a military use for target acquisition.

We are also pursuing an additional market opportunity using our 3i platform technology, adding to our detection family of products.  PinPoint “nSight” provides visualization enhancements that allow bomb technicians and investigators to assess the presence of explosives more rapidly and accurately using single-energy x-ray scanners.  The technology adds textural and color components to such images, helping bomb investigation technicians to detect threats that would otherwise be unseen by the human eye. The PinPoint nSight product is currently being evaluated at the Federal Bureau of Investigation (FBI) Hazardous Device School at Redstone Arsenal, Alabama. In May 2006, we entered into a Distribution Agreement with Logos Imaging LLC, a manufacturer of portable bomb scanning equipment, with regard to the distribution of PinPoint nSight.  In March 2007, we signed a contract with Logos for the sale of ten licenses of our threat assessment software technology for bomb detection scanners, PinPoint nSight ™.

Healthcare Technology Solution - FlowPoint

FlowPoint RIS/PACS is a next-generation adaptive solution for the radiology enterprise that logically integrates images, voice and data.  Via an open systems integration with existing infrastructure, our FlowPoint RIS/PACS solution enables workflow for any third-party, Digital Imaging and Communications in Medicine (DICOM)-compliant PACS and may supplement or replace the PACS with its inherent imaging capabilities to uniquely suit the client requirements, migration strategy, budgets and timeframes.

Our FlowPoint intelligent imaging information system delivers a more personal integrated workflow experiences to users via a new breed of smart technologies designed to integrate with and fully service the entire radiology enterprise.  Guardian’s feature-rich web services RIS/PACS solution has been designed to be configurable and scalable to meet their current and future needs.

Our strategic acquisition of Difference Engines in December 2003 provided Guardian with a uniquely designed predictive image compression technology.  We fully integrated our acquired compression technology with the technology of Wise Systems Ltd., a company we acquired in July 2004, to provide Guardian with a product platform which we offer as our FlowPoint product.  See “History and Recent Developments – Recent Acquisitions.”

Guardian’s DEVision product increases “lossless,” completely reversible compression ratios compared with competitive products.  Standard techniques can losslessly compress radiology images between 1.5-3 times; DEVision currently averages over 5:1, with a target average of up to 10:1. For image types such as x-ray and mammography, which can be 300MB each, such an improvement creates dramatic cost savings in archiving and reduces network throughput both inside the enterprise and for offsite teleradiology.

Web services represent an efficient platform on which Guardian builds distributed applications with interoperability as the highest priority. This software architecture provides an easy and economical upgrade path to new features and applications for the continual enhancement of our FlowPoint product’s performance and value.  Our web services approach provides a flexible clinical platform.  FlowPoint’s web services design, which includes Extensible Markup Language (XML), DICOM and Health Level-7 (HL-7), provides an exceptional approach for integrating disparate information systems, optimizing healthcare professionals’ workflow, providing ready access to images, reports and other critical information, and improving the levels of satisfaction for referring physicians and other caregivers utilizing radiology information.

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

In summary, the principal features of our FlowPoint products are as follows:

•

Radiology Information System (RIS) and Picture Archiving & Communication System (PACS)

•

Manages radiology workflow, patient information, treatment history, and billing information

•

Manages digital images through image viewers, compression technologies, storage, image archiving, image retrieval and transfer

•

Software applications developed using Microsoft .NET technology

•

Modular structure

•

Ease of customization

•

Ease of integration to other software applications

•

Adapted for use in the United States marketplace

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

Baggage Screening Market

Security oversight of airports in the United States is overseen by the Transportation Safety Administration (“TSA”) with an annual operating budget in excess of $5 billion.  TSA has the responsibility for over 480 U.S. airports with a combined inventory of baggage scanning equipment (checked baggage area and the carry-on baggage area) in excess of 6,000 scanners.  While exact statistics on the number of scanners deployed in the rest of the world are not readily available, management estimates that the market is four times greater than the U.S.  In addition to baggage scanners, airports worldwide are faced with replacing or supplementing existing metal detectors for passenger processing.

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

Our challenge with our PinPoint product is to establish the testing and certification standards, to validate through independent parties the efficacy of PinPoint as an automated threat detection solution, and to convince the appropriate governmental authorities to commit financial resources to purchase PinPoint.  Our initial action to meet the challenge was the execution of a Teaming Agreement with Lockheed Martin. Through our joint efforts, we have been able to establish the necessary testing standards and methods. While it remains to be seen if our efforts will result in a TSA certification, we have made material strides in the development of PinPoint, the accumulation of a large database of threat and non-threat images, and in the documentation of testing procedures and results.  Further, through our contractual relationships with an affiliate of EGC International, BridgeTech International, and Fowler International we have commenced the marketing and sale of PinPoint to the international community.  These relationships are a significant strategic component of our growth strategy as they provide us the sales and marketing reach that we would not otherwise be able to staff or fund.  These relationships have resulted in five opportunities to-date, each requiring an export license for which we have made application, with three such licenses having been issued by the U.S. Department of Commerce.

During fiscal 2005 and 2006, we successfully completed tests in Moscow, Russia, Caracas, Venezuela, and Madrid, Spain.  Management believes that market acceptance of PinPoint in these markets as a viable threat detection solution will not only enhance our ability to sell worldwide, but it will open additional opportunities for the development of PinPoint as the “intelligent image” analysis solution for areas such as target acquisition, satellite remote sensing, and additional opportunities within aviation security such as people portals and cargo scanning.

The discussion of the market for our PinPoint product focuses on the aviation security industry in the U.S.  Data for markets outside the US are not readily available or may not be reliable.  Guardian is currently teamed with Lockheed Martin to pursue the deployment of PinPoint for U.S. airport security checkpoints.  Management believes that the Company will generate revenues from PinPoint internationally prior to earning its first U.S. revenues.  The reason for this expectation is twofold: (i) Guardian has established/is in the process of establishing Distribution/Reseller Agreements in Russia, China and Taiwan, and Central and South America, and (ii) Guardian is involved in several opportunities for the sale of PinPoint in Russia.

As the global Homeland Security marketplace continues to supply more effective next generation terror mitigation technologies, a much greater amount of funding will flow to procurement of technologies and less for labor.   Homeland Security Research Corp.’s analysis, the 2006 – 2015 Homeland Security & Homeland Defense Global Market, forecasts that this trend will lead to a tripling of the global Homeland Security market ($60B in 2006 to $180B in 2015), while the global Homeland Security expenditures (the total amount of money allocated) will only double.

Information regarding the amount of the TSA’s annual budget allocated for the purchase of software solutions that are able to detect threat items at U.S. airports and other similar facilities, such as PinPoint, is not readily discernible from publicly available information or independent research reports. However, management estimates, based upon information derived from the FY 2006 and requested FY 2007 United States Department of Homeland Security (DHS) budget, that the DHS budget allocation for FY 2006 for software solutions that are able to detect threat items at U.S. airports and other facilities, such as PinPoint, was approximately .77% of the DHS’ $41.1B budget, and that the budget allocation for the proposed FY 2007 DHS budget will be approximately 2.25%.  In addition, management estimates that the worldwide market for solutions such as PinPoint is estimated to be approximately twice the United States’ Homeland Security budget.  These estimates have been prepared by Guardian’s management and reflect certain assumptions of such management.  There can be no assurance that these estimates are or will prove to be accurate or that budget allocations or these estimates may not change, based upon changes in government’s budget priorities and other factors.

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

Cargo Scanning

Currently, less than 10% of worldwide shipped cargo is screened, and even with that small of a sampling the screening is only preformed to identify a limited number of threats, not the entire array of threats (explosives, weapons, biological, chemical and radiological/nuclear). Terrorism threats to disrupt western economies, and regulatory changes driven by the U.S., specifying requirements for cargo shipped into the U.S., are expected to bring dramatic changes in this industry.  Management believes that the 10 companies currently active in the field of cargo inspections will have to redesign their systems to meet the post 9/11 threat of weapons of mass destruction.  Through market studies, which we will undertake before expending significant resources, an assessment of market penetration and developmental requirements will be completed which we expect will clearly identify our PinPoint product introduction into this market.

The aviation sector alone handles more than 60 billion tons of cargo per year, and is growing at a rate of 9% per year.  Total cost of added security for airline cargo alone is forecasted to surpass $2 billion in 2006 in the U.S.  Present airline insurance costs are $6 billion/year, six times higher than their pre 9/11 levels.  See HSRC report, “2003-2010 Cargo Screening Market Report.” A single cargo terror event is expected to drive these costs even higher. The events of 9/11 caught the luggage and large parcel industry by surprise, since this industry was operating on a schedule that required the introduction of proper solutions only by 2025. With existing technologies and budgets, it is impossible to deliver screening for more than a small fraction of luggage and parcels, and even that only at essential and ultra sensitive sites.

Competition

The competition between the manufacturers of baggage (hand-held and small parcel) screening, luggage and large parcel screening, people screening for weapons and explosives detection, container and vehicle screening, and cargo screening is intense.  These same equipment manufacturers represent Guardian’s major competition, and include: AS&E, Smiths-Detection, OSI Rapiscan, GE-InVision, and L3, each of which is better capitalized and has greater marketing and other resources than Guardian.  The competition between manufacturers is intense in view of amounts appropriated by the U.S. Government for threat detection technologies. What is not so obvious is that the manufacturers that once held the largest share of installed base are at risk due to aging and inadequate technology.  Due to the agnostic nature of PinPoint, we believe we can integrate PinPoint with any manufacturer’s scanning equipment.  We believe our technology improves the efficiency of the underperforming hardware and extends the obsolescence of the existing scanning equipment.  Funds previously appropriated for the upgrade or replacement of the in-place scanners could then be redeployed for the acquisition of required technologies such as body scanners or cargo scanners.

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

The market for contraband detection systems software is anticipated to become intensely competitive and is characterized by continuously developing technology and frequent introductions of new products and features. We expect competition to increase as other companies introduce additional and more competitive products in the aviation security market and as we develop additional capabilities and enhancements for PinPoint and new applications for our technology. Historically, the principal competitors in the market for explosive detection systems have been GE-InVision, Vivid Technologies, Inc., EG&G Astrophysics, Smiths-Detection, Thermedics Detection Inc., and Barringer Technologies Inc. Each of these competitors provides aviation security solutions and products for use in the inspection of checked and carry-on luggage.  We expect certain major corporations competing in other markets to enter the aviation security market.

Guardian believes that its ability to compete in the aviation security market is based upon such factors as: product performance, functionality, quality and features; quality of customer support services, documentation and training; and the capability of the technology to appeal to broader applications beyond the inspection of checked and carry-on baggage. Although we believe that PinPoint is superior to our competitors’ products in its detection capability and accuracy, PinPoint must also compete on the basis of price, throughput, and the ease of integration into existing baggage handling systems. Certain of our competitors may have an advantage over our existing technology with respect to these factors.

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

In the U.S., we are concentrating on the radiology marketplace, and more narrowly on free-standing single and multiple site radiology practices and small hospitals (<200 beds). While our technology and services are applicable to other provider specialties, radiology presents a set of unique challenges and opportunities.

According to the American Hospital Association, there are approximately 5,801 hospitals in the U.S.  Approximately one-third have less than 200 beds and according to the American Medical Information, Inc., there are approximately 2,795 major diagnostic imaging centers and more than 5,000 smaller imaging centers in the U.S.  Further, according to market analysts Frost and Sullivan in their 2002 report, less than 30% of our target markets are currently utilizing a PACS to achieve a filmless workflow environment and even fewer have fully integrated RIS/PACS providing a truly filmless environment or paperless workflow.  Industry experts, Frost and Sullivan, estimate the size of the RIS/PACS market to reach $1.8 to $2.2 billion dollars in annual sales by 2007. Professional service revenues are expected to add an additional 150 million dollars in revenue in this growth market. The diagnostic imaging center and small hospital market segments (hospitals under 200 beds) are forecasted to see much of this growth. Approximately 36 % of the hospital and imaging center providers in the U.S. are expected to have integrated RIS/PACS by 2007.  We compete against certain emerging companies who offer segments of the integrated radiology solution through RIS and/or PACS systems.  However, we believe that our integrated web enabled service offerings afford us a competitive advantage over our competitors.

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

There are major challenges facing the modern radiology enterprise, including: increased pressure to improve quality of care while controlling and reducing health care costs; growing complexity of the practice and delivery of healthcare; growing competition among diagnostic imaging centers, hospitals, medical group practices and outpatient surgical centers for imaging share; severe shortages of trained and qualified personnel; increased demand of an aging population for healthcare and radiological procedures; increased demand for convergence and integration of all types of patient information; increased need to distribute, share and collaborate critical information ubiquitously in the healthcare enterprise and remote centers and required compliance to complex regulations and standards.

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

There were approximately 350 million imaging procedures performed in the U.S. in 1998, according to Dr. Bob Bell, R. Bell & Associates in February 2000.  The National Healthcare Statistics Group of HHS estimates total U.S. patient spending on radiology at $75 billion annually, with a 9-12% growth rate.  Capital expenditures on diagnostic imaging equipment are $4.52 billion annually, according to “Economic Analysis of Filmless Radiology,” by Charles Flagle, of which our product FlowPoint is a component.

Competition

We face competition from other providers of radiology information services providers.  The current diagnostic imaging market is highly fragmented.  In this market, it is widely accepted that there is no “one size fits all product” available.  However, there are companies that have or are developing comparable integrated, web-enabled products, for example, Merge, Amicas/Vitalworks, DR Systems, Swearinger, and Ramsoft.

In the area of integrated RIS and PACS workflow applications, there are newly emerging competitors who offer segments of the integrated radiology solution through their RIS and/or PACS to the market targeted by our healthcare division, Guardian Healthcare Systems. Furthermore, some competitors have recently begun integrating and offering RIS and PACS technologies through partnership and acquisition activities.

We believe that the flexible pricing, continued innovation, our commitment to quality and adherence to industry standards and our integrated service offerings will afford us a competitive value proposition. Current RIS/PACS offerings from major competitors such as GE, Siemens, Cerner, and Phillips have major competitive disadvantages, including down market price efficiencies, relative to FlowPoint when addressing the small hospital/freestanding clinic market.   Additionally, certain of our competitors are in the primary business of selling modalities (MR, CT, or nuclear medicine devices) as well as PACS or RIS.  Their sales emphasis is on these larger-ticket items, rather than customer-centric open architecture, such as RIS/PACS.

The Diagnostic Imaging Center and small hospital market is generally quite underserved in healthcare information technology offerings, despite a generally much shorter selling cycle and more obvious “Return on Investment” (ROI) calculation.  In imaging centers, decisions are typically made by the radiologist/partners, without the IT gatekeepers found in larger enterprises.  Also, provable cost savings devolve to the partners themselves, rather than into a general operating budget as in a hospital.

SALES, MARKETING AND DISTRIBUTION

PinPoint Market

We market and sell our PinPoint product through our internal sales force, agents, distributors and consultants.  At the same time, we intend to escalate our efforts with the TSA.  We will work very closely with Lockheed Martin Distribution Technologies to advance the certification process with TSA. Additionally, we will seek the support of politicians through our lobbying efforts and the support of certain scanning equipment manufacturers.  While TSA certification is not absolutely essential to the acceptance of our PinPoint product, management believes that having TSA certification and a business relationship with the TSA is important to our strategic growth plans as the relationship offers the opportunity to obtain potential sub-contracts for baggage scanning applications and for additional aviation and transportation security contracts. Management remains focused on the ongoing development of PinPoint, particularly with respect to test results.  This focus must be even sharper as we enter the pilot test arena where the duration of the pilot test, the conditions under which the pilot test is conducted, and the definition of success and failure will vary country-by-country.  Market acceptance is key to our future success and there can be no assurance that our PinPoint products will achieve that acceptance.

We entered into a Teaming Agreement with Lockheed Martin Systems Integration (LMSI), described below.  Through our joint efforts with LMSI, we believe we have been able to establish certain testing standards and methods.  While it remains to be seen if our efforts will result in a TSA certification, we have made material strides in the development of PinPoint, the accumulation of a large database of threat and non-threat images, and in the documentation of testing procedures and results.

Further, as described below, we have entered into agreements with each of EGC International, Inc., BridgeTech International, Inc. and Fowler International, Inc., to market and sell PinPoint in certain foreign markets, including South America, Spain, Portugal, Southern France, Russia, and China.  These distributors have in-country sales and technical support to market, sell and support PinPoint installations.

Teaming Agreement with Lockheed Martin Systems Integration

On December 21, 2004, we entered into a three year teaming agreement with Lockheed Martin Systems Integration-Owego d/b/a Lockheed Martin Distribution Technologies, a business unit of Lockheed Martin Corporation.  The teaming agreement covers the collaborative development of enhanced checkpoint threat detection capabilities to detect explosives and explosive devices in baggage as it passes through airport security checkpoints for an anticipated procurement by the Department of Homeland Security, Transportation Security Administration (TSA).  Under the agreement, Lockheed will act as the prime contractor and we will act as a subcontractor with regard to any such procurement by TSA.  We have agreed to work exclusively with Lockheed with regard to any such TSA procurement contract.  The agreement provides that we will provide expertise in threat detection technologies through our Pinpoint™ threat detection product, and provides that we shall be responsible for enhancing the capabilities of our PinPoint™ product, system engineering required to implement PinPoint™, provide software engineering, and related support capabilities.  We are required to assist.  The teaming agreement provides that in the event either party pursues the anticipated TSA procurement outside of the teaming agreement, the parties agree to prevent any officer, director, employee, agent or representative, who had direct access to or participation in any activity or related to the teaming agreement from participating in any outside team, and prohibits the use of any technical data or information received from the other party to be used to pursue or secure a contract award outside the teaming agreement.  The agreement may be terminated if, among other things, Guardian fails to meet the target bid price established by Lockheed, upon issuance of a contract to Lockheed and issuance of a subcontract to Guardian, failure of the government to consent to the award of a contract to Guardian or a direction to use a source other than Guardian, a failure to reach a mutually agreeable subcontract, award of the contract to a contractor other than the parties, Lockheed’s determination not to submit a proposal or bid, revocation of security clearances, or the bankruptcy, debarment, conflict of interest, or change of control of either party.  The agreement also contains certain non-solicitation provisions and for mutual indemnification.

FlowPoint Market

We market and sell our FlowPoint product through our internal marketing and technical staff.  It is our intention to continue developing strategic sales/marketing alliances with other market recognized firms providing complimentary products/services in the United States as well as internationally. To date, we have established three international marketing/sales distributor agreement with EGC, Elecectronica y Medicina, SA, and Calyx (UK) Ltd.

Product Distribution and Marketing

We have entered into the following distributor, strategic partnership and consulting agreements with regard to our products:

Distributor Agreement with EGC International

On March 30, 2005, we entered into a Distributor Agreement with EGC pursuant to which EGC was appointed to act as our exclusive distributor of our PinPoint and RIS/PACS software products in South America, and as a nonexclusive distributor of such products in Spain, Portugal and Southern France. The agreement is for a term of three years and is automatically renewed for successive one year periods unless earlier terminated.  The Distributor Agreement authorizes EGC to distribute and license our Pinpoint and RIS/PACS products to end users in the areas in which EGC is authorized to sell such products, requires EGC to promote the licensing and distribution of such products in such areas, and provides on-site installation and product support services. EGC may engage affiliates and sub-distributors to market, distribute, license and sublicense the products in the authorized area with the Company’s prior consent.  EGC is required to purchase such products from us based upon a list price for each license sold. Also, EGC will pay us a percentage of the fees it receives for providing any support services. Commencing six months after the date of the agreement, in the event EGC’s purchases of such products (including support services) do not meet certain minimum amounts, EGC is required to pay to us a penalty, in order to maintain their exclusive distributorship, equal to ten percent (10%) of the difference between the aggregate amount of such purchases and the applicable minimum amount and such difference is added to the minimum amount for the next succeeding twelve month period. The minimum amounts are as follows:  for the twelve month period commencing six months after the date of agreement, the minimum amount is $2 million; for the next succeeding twelve month period, the minimum amount is $3 million; and for the second succeeding twelve month period and each subsequent twelve month period, the minimum amount is $5 million.  The exclusivity provisions of the agreement will terminate if the amount paid by EGC to us with regard to the marketing, licensing and distribution of either our PinPoint or FlowPoint products is less than 20% of the actual amount paid by EGC to us with respect to the marketing, distribution, licensing and sublicensing of all such products during a twelve month period and, in the event thereof, thereafter EGC’s exclusive distribution rights terminate at the end of such period.  The agreement requires us to complete development of PinPoint for small scale use in office buildings, terminals and other low volume areas within 180 days and to meet certain image quality and other requirements.  The agreement requires that we provide certain support services in connection with sales of our products. We have the right to terminate the agreement in the event EGC breaches its representations and warranties in the agreement, EGC attempts to assign its rights or delegate its obligations under the agreement, or misses licensing and distribution forecasts after notice. EGC may terminate the agreement if the products fail to meet industry standards, PinPoint fails certain independent testing as to salability, or we fail to obtain patent protection for PinPoint.  Each party may terminate the agreement if the other party makes a general assignment for the benefit of creditors, is not generally paying its debts when due, or in the event of bankruptcy, reorganization, or liquidation.  EGC failed to meet its first year minimum payments or to pay the required penalty payment to us necessary to maintain the exclusive distribution rights.  We continue to pursue opportunities in Latin America, Spain, Portugal, and Southern France on a non-exclusive basis with an affiliate of EGC.  The agreement also contains certain confidentiality and non-disclosure provisions and certain indemnification provisions.

Strategic Partnership Agreement with BridgeTech International

On June 21, 2005, we entered into a strategic partnership agreement with Bridgetech Holdings International, Inc. pursuant to which BridgeTech was appointed as our exclusive provider of our PinPoint software products in China and Taiwan.  The agreement is for a term of three years and is automatically renewed for successive one year periods unless earlier terminated. The exclusivity provisions of the agreement may be modified in the event sales are not effected within one year of the date of the agreement. The agreement authorizes Bridgetech to distribute and license our PinPoint product to end users in the areas in which BridgeTech is authorized to sell such product, requires Bridgetech to promote the licensing and distribution of such product in such areas, and provide on-site installation and product support services. BridgeTech may engage third party consultants to market, distribute, license and sublicense the products in the authorized area with the Company’s prior consent.  The Royalties and Pricing Structure for the sale of PinPoint is devised under a per passenger transactional models whereby under model 1: 45% of all revenue generated by PinPoint sales shall be paid to Guardian; 45% of all revenue generated by PinPoint sales shall be paid to Bridgetech and the remaining 10% of all revenue generated by PinPoint sale shall be paid to any applicable consultant if utilized; and in the instance of model 2: where a portion of the revenue generated by the PinPoint sale is required to be remitted to an applicable airport authority, or their designated representative, such remittance shall be paid 50% by Bridgetech and 50% by Guardian. A detailed accounting of all revenue from applicable PinPoint sales shall be presented within 10 days of the end of each calendar month by the Airport Authority.  All applicable royalties shall be paid to the respective parties within 30 calendar days of cash receipt of said royalties by Bridgetech. The agreement requires that we provide certain support services in connection with sales of our products. We have the right to terminate the agreement in the event BridgeTech breaches its representations and warranties in the agreement.  Each party may terminate the agreement if the other party makes a general assignment for the benefit of creditors, is not generally paying its debts when due, or in the event of bankruptcy, reorganization, or liquidation.  The agreement contains certain confidentiality and non-disclosure provisions and certain indemnification provisions.  The agreement also provides that disputes shall be resolved by alternative dispute resolution.  As there have been no sales of PinPoint products, no revenue has been recorded pertaining to this agreement.

Consulting Agreement with Fowler International

We entered into an agreement with Fowler International, LLC, on August 1, 2005, and, following its expiration, we entered into a new agreement on August 6, 2005.  Under our new agreement with Fowler, Fowler was engaged to provide advice and assistance in the course of commercial negotiations with Russian distributors with regard to the licensing of PinPoint in the Russian Federation, including recommending a marketing strategy, due diligence with regard to potential distributors, and participation in negotiations with potential distributors.  The term of the agreement commenced on September 1, 2005 and expired on December 31, 2005.  On or about December 31, 2005, we agreed verbally that the agreement will be extended on a month to month basis during 2006. On November 26, 2006, we formalized into a written agreement and extended the arrangement through June 30, 2007.  During the term of the agreement, Fowler will receive a monthly retainer fee.  In addition, for transactions closed with a distributor, a success fee of 5% of the value of the transaction for a period of one year after the first deal is signed between Guardian and the distributor. Such success fee will be calculated on the amount of the total revenue of the deal for the one year period.  The success fee will be payable on the date on which Guardian receives revenue for the transaction. The agreement requires that we provide certain support services in connection with sales of our products. We have the right to terminate the agreement at any time upon thirty days’ prior written notice.  The agreement contains certain confidentiality and non-disclosure provisions.  The monthly retainer fee is expensed as incurred and, as there have been no sales of PinPoint products, a success fee has not been recognized.

Consulting Agreement with Medical Imaging and Informatics Laboratory at USC

In July 2006, we entered into an agreement with the Medical Imaging and Informatics Laboratory (IPI) at the Keck School of Medicine, University of Southern California to conduct a multiple-phase process to clinically evaluate, and give feedback on potential enhancements to, our 3i “intelligent imaging analysis” solutions as applied to medical radiology imaging.  Our 3i product segments clarifies, distinguishes and identifies organic objects even when masked by one or more other objects of similar density and chemical composition.  This is an expected product extension of our 3i-based computer-aided detection technology in adapting scientific principles employed for explosives detection to medical image analysis.

EMPLOYEES

As of December 31, 2006, we employed 32 full-time employees in the United States and one employee in the United Kingdom.  None of our employees is a party to a collective bargaining agreement and we believe our relationship with our employees is good.  We also employ certain consultants and independent contractors on a regular basis to assist in the completion of projects.  It is our practice to require all our employees, consultants and independent contractors to enter into proprietary information and inventions agreements containing non-disclosure, non-compete and non-solicitation restrictions or covenants.

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

We have filed two patent applications and eleven provisional patent applications in the United States covering the application of our core technology.  However, we have not been granted any patents as of the date of this report.  In addition, we expect to file eleven additional patent applications for adjunct technologies.  We cannot provide assurance that any or all of these patents will be granted or that they will not be challenged, or that rights granted to us would actually provide us with advantage over our competitors.  Prior art searches have been conducted, and the Guardian believes that we will not infringe any current third party patents.

Due to the rapid pace of technological change in the software industry, we believe patent, trade secret and copyright protection are less significant to our competitive edge than factors such as the knowledge, ability and experience of our personnel, new product development, frequent product enhancements, name recognition and the ongoing reliability of our products.

RESEARCH AND DEVELOPMENT

Under United States generally accepted accounting principles, until the technology is determined to be feasible, all related research and development expenditures must be expensed rather than capitalized. When a determination is made that the software is feasible (commercially viable), then expenditures may be capitalized, as long as there are no high-risk development issues.  We determined that a high-risk development issue exists for integrating PinPoint into already existing scanning equipment.  Therefore, we concluded that capitalizing such expenditures for PinPoint was currently inappropriate and have expensed all research and development costs to date. Research and development costs for fiscal periods 2006, 2005, and 2004 were $994,569, $858,218, and $740,566, respectively.  Our research and development costs are comprised of staff and consultancy expenses on our core technology in intelligent imaging informatics (“3i”) engine that is capable of extracting embedded knowledge from digital images, as well as the capacity to analyze and detect image anomalies for our development of our PinPoint and Medical Computer Aided Diagnosis (CAD) projects.

GOVERNMENTAL REGULATION

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

PRINCIPAL OFFICES

We maintain our principal offices at 516 Herndon Parkway, Suite A, Herndon, Virginia  20170.  Our telephone number in the U.S. is (703) 464-5495.  Our Internet address is www.guardiantechintl.com.  Information on our website is not deemed to be part of this Annual Report on Form 10-K.

ITEM 1A.  RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below and other information contained in this filing deciding to invest in our common stock.  The risks described below are not the only ones facing our company. Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our company.  If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.  In such case, the trading price of our common stock could decline, and you could lose a part of your investment.

Risks Related to Our Company and Our Operations

Our business plan and technologies are unproven. We have generated minimal revenues from our operation, and incurred substantial operating losses since our inception.  We have very limited cash resources.

Since the closing of the reverse acquisition of Guardian Technologies International, Inc., in June 2003, we have experienced operating losses and negative cash flows.  We incurred an operating loss of approximately $10,093,879 for the year ended December 31, 2006, an operating loss of approximately $13,147,446 for the year ended December 31, 2005, and an operating loss of approximately $29,220,176 for the year ended December 31, 2004. Our accumulated deficit as of December 31, 2006, is approximately $59,144,376. Moreover, our business plan is unproven and we cannot assure you that we will ever achieve profitability or, if we achieve profitability, that it will be sustainable.  The income potential of our businesses is unproven, and our limited operating history makes it difficult to evaluate our prospects.  We anticipate increased expenses as we continue to expand and improve our infrastructure, invest in or develop additional products, make acquisitions, develop our technology, expand our sales and marketing efforts and pursue additional industry relationships. Moreover, the acceptance of the products that we offer is uncertain, including acceptance by the healthcare and transportation security scanning markets.

On November 8, 2006, we raised an aggregate of $2,575,000 from the sale of our Series A 10% Senior Convertible Notes and Series D Common Stock Purchase Warrants to a group of institutional investors. Such investors have agreed to invest an additional $2,575,000 at a closing to be held immediately following the effective date of a registration statement registering under the Securities Act of the shares underlying the Series A Debentures and Series D Warrants for resale.   Following such second closing, we believe we will have sufficient cash to continue our operations until approximately June 2007.  There can be no assurance that the registration statement will be declared effective by the SEC or that we will receive any proceeds from a second closing of the financing.  Management believes we will require approximately an additional $2,700,000 to continue our operations during the next 12 months, in addition to the $2,575,000 in gross proceeds from the second closing of our Debenture financing. Although there can be no assurance, management will seek to meet such needs from one or more additional debt or equity financings.  Also, management is seeking to identify areas of potential reduction in current operating costs.

We have a severe working capital deficit and, in addition to proceeds from financings, we have relied upon loans from our chief executive officer and deferrals of salaries by our executive officers and a consultant to fund operations.

As of December 31, 2006, we had a working capital deficit of approximately $2,470,818.  As of December 31, 2006, our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  During 2006, in addition to cash from certain financings, we have relied upon loans from our chief executive officer that aggregated to approximately $402,000, of which we repaid $100,000 following the closing of our Debenture and Series D Warrant financing, and deferrals of salaries of our executive officers and a consultant in the amount of $659,020 to continue our operations.

Dilutive effect of conversion of Series A 10% Senior Convertible Debentures and exercise of Series D Warrants and Midtown placement agent’s warrants.

There are outstanding $2,575,000 in principal amount of our Series A 10% Senior Convertible Debentures which were issued on November 8, 2006 and are convertible into shares of our common stock at any time at the option of their holders; in addition, we contemplate issuing an additional $2,575,000 in principal amount of debentures at a second closing to be held following the effectiveness of a registration statement registering the shares of common stock underlying our outstanding Series A Debentures and Series D Warrants. There can be no assurance that the registration statement will be declared effective by the SEC or that we will receive any proceeds from a contemplated second closing of the financing.  The conversion price of our Series A 10% Senior Convertible Debentures is $1.15634 subject to certain adjustments. If the debentures are exercised in full we would issue an aggregate of an additional 4,453,709 shares of our common stock.  In addition, we may issue up to 5,467,204 shares upon exercise of the Series D Warrants, placement agent’s warrants and other warrants issued to certain selling stockholders and covered by the registration that will become freely tradable upon the effective date of the registration statement.  Also, we may be required to issue additional shares in the event the price re-set provisions of the Series A Debentures and Series D Warrants are triggered.  Furthermore, as of the filing of this report, approximately 792,742 warrants (including the currently exercisable placement agent warrants issued to Midtown Partners and Co. LLC, in connection with our debenture and warrant financing) may be exercised pursuant to the cashless exercise provisions of such warrants which may be subsequently resold under Rule 144.  Increased sales volume of our common stock could cause the market price of our common stock to drop.

Current shareholdings may be diluted if we make future equity issuances or if outstanding debentures, warrants, and options are exercised for or converted into shares of common stock.

“Dilution” refers to the reduction in the voting effect and proportionate ownership interest of a given number of shares of common stock as the total number of shares increases.  Our issuance of additional stock, convertible preferred stock and convertible debt may result in dilution to the interests of shareholders and may also result in the reduction of your stock price.  The sale of a substantial number of shares into the market, or even the perception that sales could occur, could depress the price of the common stock.  Also, the exercise of warrants and options may result in additional dilution.

The holders of outstanding options, warrants and convertible securities have the opportunity to profit from a rise in the market price of the common stock, if any, without assuming the risk of ownership, with a resulting dilution in the interests of other shareholders.  We may find it more difficult to raise additional equity capital if it should be needed for our business while the options, warrants and convertible securities are outstanding.  At any time at which the holders of the options, warrants or convertible securities might be expected to exercise or convert them, we would probably be able to obtain additional capital on terms more favorable than those provided by those securities. Also, some holders of the options and warrants have piggy back registration rights requiring us to register their shares underlying such options and warrants in any registration statement we file under the Securities Act.  The cost to us of effecting any required registration may be substantial.

We have incurred substantial debt which could affect our ability to obtain additional financing and may increase our vulnerability to business downturns.

On November 3, 2006, we entered into a securities purchase agreement with certain institutional and accredited investors under which we agreed to issue debentures in the aggregate principal amount of $5,150,000, of which we received an aggregate of $2,575,000 at a first closing on November 8, 2006, and we expect to receive the remaining $2,575,000 at a contemplated second closing to be held upon the effectiveness of a registration statement registering, under the Securities Act, the resale of the shares underlying the convertible debentures and warrants issued at such closings.  However, we can provide no assurances that the conditions for the second closing will be met.  The principal amount of the debentures issued at the first closing will be due November 7, 2008.  The debentures are convertible into shares of our common stock at a price of $1.15634, subject to anti-dilution and price re-set provisions.  We may also pay the interest under the debentures in registered shares of our common stock.  Also, during August through September 2006, we issued bridge notes in the principal amount of $1,100,000 that are due twelve months after the date of issuance.  As a result, we are subject to the risks associated with substantial indebtedness, including that we are required to dedicate a portion of our cash flows from operations to pay debt service costs; it may be more expensive and difficult to obtain additional financing; we are more vulnerable to economic downturns; and if we default under our indebtedness, we may not have sufficient funds to repay any accrued interest or outstanding principal.

We may face competition from other developers or sellers of imaging and radiology technology and baggage screening technology.

While the market for imaging and radiology technology is highly fragmented, we face competition from other companies which are developing products that are expected to be competitive with our products.   We also face potential competition from other companies developing baggage screening technology.  Business in general is highly competitive, and we compete with both large multinational solution providers and smaller companies. Some of our competitors have more capital, longer operating and market histories, and greater resources than we have, and may offer a broader range of products and at lower prices than we offer.

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

As an SEC registrant, we are subject to the rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which require us to include in our annual report on Form 10-K our management’s report on, and assessment of the effectiveness of, our internal control over financial reporting (“management’s report”). In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting (“independent registered public accountant’s report”).  The requirement pertaining to management’s report is expected to first apply to our annual report for the fiscal year ending December 31, 2007, and the requirement pertaining to the independent registered public accountant’s report is expected to first apply to the annual report for the fiscal year ending December 31, 2008.  If we fail to achieve and maintain the adequacy of our internal control over financial reporting, there is a risk that we will not comply with all of the requirements imposed by Section 404.  Moreover, effective internal control over financial reporting, particularly that relating to revenue recognition, is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud.  Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss in investor confidence in the reliability of our financial statements, which ultimately could harm our business and could negatively impact the market price of our common stock.  Investor confidence and the price of our common stock may be adversely affected if we are unable to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

We recently restated certain of our audited and unaudited consolidated financial statements.

On May 16, 2006, we filed our Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”). The 2005 Form 10-K includes our audited consolidated financial statements for the year ended December 31, 2005, and certain audited consolidated financial statements for the years ended December 31, 2003 and 2004 and related financial information.  The audited consolidated financial statements for the years ended December 31, 2003 and 2004, included in the 2005 Form 10-K, have been restated in response to certain comments received from the staff of the SEC and following discussions with our former and current independent registered public accountants.  Our consolidated financial statements for the years ended December 31, 2003 and 2004 had previously been audited by our former auditors and were re-audited by our current auditors.   We filed amendments to our 2003 and 2004 Forms 10-KSB to restate our audited consolidated financial statements for the years ended December 31, 2003 and 2004, and amendments to our Forms 10-Q for the quarters ended March 31, June 30 and September 30, 2005, to restate our unaudited condensed consolidated financial statements for the periods then ended.  In addition, on December 7, 2006 and February 9, 2007 we filed an amendment to our Form 10-Q for the period ended September 30, 2006, to restate our financial statements and further update our disclosure controls and procedures disclosure for the period then ended.

Our certifying officers evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005, as of March 31, 2006, June 30, 2006, September 30, 2006, and December 31, 2006, and concluded that our disclosure controls were not effective and that we had certain weaknesses in our internal controls over timely financial reporting.

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  The Certifying Officers

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is made known to management (including the Certifying Officers) by others within the Company, including its subsidiaries.  We regularly evaluate the effectiveness of our disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly in our Forms 10-Q and annually in our Forms 10-K.  In completing such reporting, we disclose, as appropriate, any significant change in our internal control over financial reporting that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As we disclosed in our 2005 Form 10-K, our Forms 10-Q for the periods ended March 31, 2006, June 30, 2006, September 30, 2006, and in this form 10-K of the year ended December 31, 2006, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the periods covered by such reports.  We also disclosed that there were certain weaknesses in our internal controls over financial reporting.  Management (including the Certifying Officers) has undertaken specific measures to cure or mitigate the ineffective controls and procedures identified in our Exchange Act filings.  While management is responsible for establishing and maintaining our disclosure controls and procedures and has taken steps to ensure that the disclosure controls are effective and remain free of “significant deficiencies” and/or “material weaknesses,” the inherent nature of our business and rapidly changing environment may affect management’s ability to be successful with this initiative.

In order to comply with public reporting requirements, we must continue to strengthen our financial systems and controls, and failure to do so could adversely affect our ability to provide timely and accurate financial statements.

Due to the restatements of our consolidated audited financial statements as of December 31, 2004 and 2003, and for the years then ended, and our consolidated unaudited quarterly financial statements, included in Form 10-Q for the quarters ended September 30th, June 30th and March 31st of 2005, and the lack of duty segregation at the time of their audits in certain aspects of our business, our independent registered public accounting firm, Goodman & Company, L.L.P., has informed us that a material weakness in internal controls over financial reporting exists. They also provided us with comments and recommendations concerning improvements in our internal controls in the following areas: Information Technology; Wise Systems, Limited (UK affiliate); and SOX 404 Compliance. We believe we have made significant improvements in most of these areas, but we will need to make continued progress in these areas.

Continued improvement of our internal controls and procedures will be required in order for us to manage future growth successfully and operate effectively as a public company. Continued improvement of our internal controls, as well as compliance with the Sarbanes-Oxley Act of 2002 and related requirements, will be costly and will place a significant burden on management.  We cannot assure you that measures already taken, or any future measures, will enable us to provide accurate and timely financial reports, particularly if we are unable to hire additional personnel in our accounting and financial department, or if we lose personnel in this area. Any failure to improve our internal controls or other problems with our financial systems or internal controls could result in delays or inaccuracies in reporting financial information, or non-compliance with SEC reporting and other regulatory requirements, any of which could adversely affect our business and stock price.

Investors could lose confidence in our financial reports, and our stock price may be adversely affected, if our internal controls over financial reporting are found not to be effective by management or by an independent registered public accounting firm or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls.

Beginning with our Annual Report for the year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 may require us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. Additionally, our independent registered public accounting firm may be required to issue a report on management’s assessment of our internal control over financial reporting and a report on their evaluation of the operating effectiveness of our internal control over financial reporting for the year ending December 31, 2008.

We continue to evaluate our existing internal controls over financial reporting against the framework developed by the Committee of Sponsoring Organizations (COSO). During the course of our ongoing evaluation of the internal controls, we may identify areas requiring improvement, and may have to design enhanced processes and controls to address issues identified through this review. Remedying any deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify, may require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we implement to remedy any such deficiencies will effectively mitigate or remedy such deficiencies. In addition, we cannot assure you that we will be able to complete the work necessary for our management to issue its management report in a timely manner, or that we will be able to complete any work required for our management to be able to conclude that our internal control over financial reporting is operating effectively. If we are not able to complete the assessment under Section 404 in a timely manner, we and our independent registered public accounting firm would be unable to conclude that our internal control over financial reporting is effective as of December 31, 2007 and 2008, respectively. Investors could lose confidence in our financial reports, and our stock price may be adversely affected, if our internal controls over financial reporting are found not to be effective by management or by an independent registered public accounting firm or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls.

A determination that there is a significant deficiency or material weakness in the effectiveness of our internal controls over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures to comply with applicable requirements.

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

Our common stock is quoted on OTC Bulletin Board under the symbol “GDTI.”  As a result, relatively small trades in our stock could have disproportionate effect on our stock prices.  No assurance can be made that an active market will develop for our common stock or, if it develops, that it will continue.

The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information for shares of stock that are not designated for quotation on a national securities exchange.  Trades in OTC Bulletin Board quoted stocks will be displayed only if the trade is processed by an institution acting as a market maker for those shares.  Although there are approximately 28 market makers for our stock, these institutions are not obligated to continue making a market for any specific period of time.  Thus, there can be no assurance that any institution will be acting as a market maker for our common stock at any time.  If there is no market maker for our stock and no trades in those shares are reported, it may be difficult for you to dispose of your shares or even to obtain accurate quotations as to the market price for your shares.  Moreover, because the order handling rules adopted by the SEC that apply to other listed stocks do not apply to OTC Bulletin Board quoted stock, no market maker is required to maintain an orderly market in our common stock.  Accordingly, an order to sell our stock placed with a market maker may not be processed until a buyer for the shares is readily available, if at all, which may further limit your ability to sell your shares at prevailing market prices.

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

Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock of which 6,000 have been designated as Series A Convertible Preferred Stock, 6,000 shares as Series B Convertible Preferred Stock, and 1,000 shares as Class C Convertible Preferred Stock, none of which shares are outstanding on the date of the filing of this report.  Accordingly, our board of directors may, without shareholder approval, issue one or more new series of preferred stock with rights which could adversely affect the voting power or other rights of the holders of outstanding shares of common stock.  In addition, the issuance of additional shares of preferred stock may have the effect of rendering more difficult or discouraging, an acquisition or change of control of Guardian.  Although we do not have any current plans to issue any shares of preferred stock, we may do so in the future.

We depend on key personnel.

Our success depends of the contributions of our key management personnel, including Mr. Michael W. Trudnak, Chairman, Chief Executive Officer, Secretary and Treasurer, Mr. William J. Donovan, President and Chief Operating Officer, and Mr. Gregory E. Hare, our Chief Financial Officer.  If we lose the services of any of such personnel we could be delayed in or precluded from achieving our business objectives.  We do not have key man insurance on any of our officers.

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

As of March 19, 2007 our directors and executive officers beneficially own approximately 21.6% of our shares of common stock.  Accordingly, our directors, executive officers and two most highly compensated employees are entitled to cast an aggregate of 5,643,450 votes on matters submitted to our stockholders for a vote or approximately 16.3% of the total number of votes entitled to be cast at a meeting of our stockholders.  These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders.  These matters would include the election of directors and the approval of mergers or other business combination transactions.  This concentration of ownership may discourage or prevent someone from acquiring our business.

Our ability to attract and retain additional skilled personnel may impact our ability to develop our technology and attract customers in growing our business.

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

We have never paid a cash dividend

We have not declared a cash dividend and we do not anticipate paying such dividends in the foreseeable future.

Risks Related to Our Industries

Changes may take place in funding for healthcare.

Initially, we expect to derive a substantial portion of our revenues from sales of financial, administrative and clinical healthcare information systems, and other related services within the healthcare industry. As a result, our success is dependent in part on political and economic conditions as they relate to the healthcare industry.

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

Product liability claims may occur.

Any failure by our products that provide applications relating to patient medical histories, diagnostic procedures, and treatment plans could expose us to product liability claims for personal injury and wrongful death. Unsuccessful claims could be costly to defend and divert management time and resources. In addition, we cannot make assurances that we will have appropriate insurance available to us in the future at commercially reasonable rates.  We have Property, General/Umbrella Liability, Error and Omissions, and Directors and Officers insurance.  We will seek product liability coverage upon the commercialization of our intelligent imaging informatics (“3i”) technology.

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

The United States Food and Drug Administration have promulgated a draft policy for the regulation of computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. To the extent that computer software is a medical device under the policy, we, as a manufacturer of such products, could be required, depending on the product, to:

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

Our healthcare information systems are very complex. As is the case with all complex information systems, our healthcare information system may contain errors especially when first introduced. Our healthcare information systems are intended to provide information to healthcare providers for use in the diagnosis and treatment of patients. Therefore, users of our products may have a greater sensitivity to system errors than the market for software products generally. Failure of a customer's system to perform in accordance with its documentation could constitute a breach of warranty and require us to incur additional expenses in order to make the system comply with the documentation. If such failure is not timely remedied, it could constitute a material breach under a contract allowing the client to cancel the contract and subject us to liability.

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

If any of our products violate third party proprietary rights, we may be required to reengineer our products or seek to obtain licenses from third parties to continue offering our products without substantial reengineering. Any efforts to reengineer our products or obtain licenses from third parties may not be successful, in which case we may be forced to stop selling the infringing product or remove the infringing functionality or feature. We may also become subject to damage awards as a result of infringing the proprietary rights of others, which could cause us to incur additional losses and have an adverse impact on our financial position. We do not conduct comprehensive patent searches to determine whether the technologies used in our products infringe patents held by others. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending; many of which are confidential when filed, with regard to similar technologies.

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

In addition to the Congressional budgetary process, other legislation could be introduced that would impact demand for transportation security scanning products and services. In response to fluctuation in concern on the part of voters about transportation security scanning and competing homeland security demands, or for other reasons, the plans for deployment of our PinPoint product to screen baggage could be changed. Budgetary debates and delays could result in fewer PinPoint products being sold to the TSA.

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

The development of our products for explosives and weapons detection is highly complex. Successful product development and market acceptance of any new products and services that we develop depends on a number of factors, including:

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

We believe that a substantial opportunity exists for our PinPoint system to be integrated into baggage handling systems. If airports determine, in conjunction with governmental authorities, that they will be unable or unwilling to modify or finance baggage handling systems, this opportunity may be limited.

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

In addition, the failure of any PinPoint product to detect explosives, even if due to operator error and not to the mechanical failure of a PinPoint product, could result in public and customer perception that our products do not work effectively, which may cause potential customers to not place orders and current customers to cancel orders already placed or to not place additional orders, any of which would harm our business and financial results.

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

The sales cycle for our PinPoint products is lengthy and we may expend a significant amount of effort in obtaining sales orders and not receive them.

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

In 2006, the cost of certain international currencies has increased due to fluctuations in the exchange rate of the U.S. dollar against the Euro.  Future fluctuations in this exchange rate could adversely affect our results in the event we make foreign sales of our products.  From time to time, as and when we determine it is appropriate and advisable to do so, we will seek to mitigate the effect of exchange rate fluctuations through the use of derivative financial instruments. We cannot assure you, however, that we will continue this practice or be successful in these efforts.

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

On August 18, 2004, the Company became a defendant in a lawsuit in Minnesota state court entitled VisualGold v. Thomas E. Ramsay, Nancy Goetzinger and Guardian Technologies International, Inc.  VisualGold has alleged that the Company tortiously interfered with its contracts and prospective economic advantage by engaging Thomas Ramsay to work as a consultant, and that Ramsay transferred certain of its trade secrets to the Company.  The Company strenuously denies the allegations, and has asserted counterclaims against VisualGold and other third parties for misappropriation of the Company's own trade secrets.  The Company is seeking compensatory damages including its attorneys’ fees, plus costs and punitive damages, if allowed by the court.  Ramsay and Goetzinger have also filed counterclaims against VisualGold.  In October, 2004, the state court judge denied VisualGold's motion for a temporary injunction against the Company in all regards.  Discovery had then been proceeding until August, 2005, when the state court imposed a stay of all proceedings in the case, pending the final determination of the other parties' access rights to certain of the Company's proprietary documents and materials.  There was on January 31, 2006, an initial determination by the U.S. Government's Department of Homeland Security that the Company's source code was deemed to be Sensitive Security Information (“SSI”) that could not be disclosed or used in the suit. The progress of the case was also in doubt because VisualGold was the debtor in a 2005 bankruptcy case separately filed in Minnesota.  That bankruptcy has now been dismissed. The TSA has issued a series of Final Orders determining the SSI status of certain of Guardian’s proprietary materials, and VisualGold has appealed those SSI determinations in the appropriate federal appeals court. The stay has now been lifted, and as the state court proceedings go forward in light of the federal appeal, the Company intends both to vigorously defend against the claims made against it and to pursue its own counterclaims.  Based on the advice of counsel, the Company believes that it has substantial defenses to the VisualGold allegations and that the claims made against the Company are without merit.  The ultimate resolution of this lawsuit could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

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

ITEM 2.     PROPERTIES

We lease approximately 15,253 square feet of space for our offices and other facilities in Herndon, Virginia, pursuant to a commercial lease dated January 11, 2005.  The term of the lease is 63 months commencing February 1, 2005, subject to the right to extend for an additional five years.  Our rent for 2007 is expected to be approximately $276,566 and will be subject to annual rental escalation of 2.5%.  We believe that our facilities will be adequate for our needs for the next 60 months.

We also previously leased approximately 2,000 square feet of office space at Portman House, 7a High Street, Corsham, Wiltshire. The Company exercised the review date provision of the Corsham office lease, thereby terminating the lease on September 29, 2006.

ITEM 3.     LEGAL PROCEEDINGS

On August 18, 2004, the Company became a defendant in a lawsuit in Minnesota state court entitled VisualGold v. Thomas E. Ramsay, Nancy Goetzinger and Guardian Technologies International, Inc.  VisualGold has alleged that the Company tortiously interfered with its contracts and prospective economic advantage by engaging Thomas Ramsay to work as a consultant, and that Ramsay transferred certain of its trade secrets to the Company.  The Company strenuously denies the allegations, and has asserted counterclaims against VisualGold and other third parties for misappropriation of the Company's own trade secrets.  The Company is seeking compensatory damages including its attorneys’ fees, plus costs and punitive damages, if allowed by the court.  Ramsay and Goetzinger have also filed counterclaims against VisualGold.  In October, 2004, the state court judge denied VisualGold's motion for a temporary injunction against the Company in all regards.  Discovery had then been proceeding until August, 2005, when the state court imposed a stay of all proceedings in the case, pending the final determination of the other parties' access rights to certain of the Company's proprietary documents and materials.  There was on January 31, 2006, an initial determination by the U.S. Government's Department of Homeland Security that the Company's source code was deemed to be Sensitive Security Information (“SSI”) that could not be disclosed or used in the suit. The progress of the case was also in doubt because VisualGold was the debtor in a 2005 bankruptcy case separately filed in Minnesota.  That bankruptcy has now been dismissed. The TSA has issued a series of Final Orders determining the SSI status of certain of Guardian’s proprietary materials, and VisualGold has appealed those SSI determinations in the appropriate federal appeals court. The stay has now been lifted, and as the state court proceedings go forward in light of the federal appeal, the Company intends both to vigorously defend against the claims made against it and to pursue its own counterclaims.  Based on the advice of counsel, the Company believes that it has substantial defenses to the VisualGold allegations and that the claims made against the Company are without merit.  The ultimate resolution of this lawsuit could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol “GDTI.” The following table sets forth the high and low bid prices for each quarter during 2006 and 2005.

	High	Low
Fiscal Year Ended December 31, 2006:
First Quarter	$2.76	$2.20
Second Quarter	$2.10	$1.69
Third Quarter	$2.72	$1.40
Fourth Quarter	$1.79	$0.66

Fiscal Year Ended December 31, 2005:
First Quarter	$5.35	$3.04
Second Quarter	$3.10	$1.85
Third Quarter	$5.15	$2.91
Fourth Quarter	$4.05	$2.05

These quotations reflect interdealer prices, without retail markup, markdown, or commission and may not represent actual transactions.  As of March 19, 2007, there were approximately 431 of holders of record of our common stock.  This amount does not include beneficial owners of our common stock held in “street name.”  Signature Stock Transfer, Inc., Dallas, Texas, is our stock transfer and warrant agent.

Dividends

We have never declared or paid cash dividends on our common stock.  Currently, we intend to retain earnings, if any, to support its growth strategies and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth, as of December 31, 2006, information with regard to equity compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2003 Amended and Restated Stock Incentive Plan	4,151,100	$1.71	24,578,900
Equity compensation plans approved by stockholders	0	0	0
Equity compensation plans not approved by stockholders	0	0	0
Total	4,151,100	$1.71	24,578,900

RECENT SALES OF UNREGISTERED SECURITIES

Information previously reported in Forms 10-Q and Current Reports on Form 8-K filed by the registrant.

ITEM 6.     SELECTED FINANCIAL DATA

The selected financial data set forth below for Guardian as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, are derived from the audited financial statements and related notes included in this report.  The selected financial data as of December 31, 2004 is derived from audited financial statements not included in this report.  Historical results are not necessarily indicative of the results of operations for future periods.  The data set forth below is qualified in its entirety by and should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements set forth in full elsewhere in this report.

	Year Ended December 31
	2006	2005	2004
Statement of Earnings Data:
Revenue	$488,111	$432,186	$100,988
Operating Loss	(8,775,282)	(13,179,155)	(28,212,520)
Net Loss	(10,093,879)	(13,147,446)	(29,220,176)
Other Items (included in the above):
Depreciation and Amortization	601,911	549,777	982,034
Stock-based Compensation Expense (1)	862,044	5,323,992	21,297,748
Asset Impairment Expense (2)	-	-	1,498,731
Non-Cash Interest Expense (3)	1,233,473	-	1,013,397
Per Share Data:
Basis and Diluted Earnings Per Share	$(0.30)	$(0.43)	$(1.45)
Cash Flow Data:
Net cash provided (used) in operating activities	$(6,527,312)	$(7,378,986)	$(4,932,402)
Net cash provided (used) in investing activities	(275,643)	(702,697)	(2,344,907)
Net cash provided by financing activities	5,098,208	9,622,501	7,894,334
Effect of exchange rates on cash and cash equivalents	777	(25,424)	(10,255)
Balance Sheet Data:
Cash and Cash Equivalents	$737,423	$2,441,393	$925,999
Total Assets	3,710,213	5,460,961	3,529,075
Total Liabilities	6,364,180	841,610	470,301
Common Shares Subject to Repurchase	345,333	1,306,390	2,044,228
Stockholders' Equity (Deficit)	(2,999,300)	3,312,931	1,014,546

(1) Stock-based compensation expense represents the estimated fair value of stock-based compensation to employees and consultants in lieu of cash compensation.

(2) Asset impairment expense for the year ended December 31, 2004, represents the write-off of the unamortized portion of certain intellectual property (IP) purchased from Difference Engine, including, but not limited to, certain compression software technology described as Difference Engine's Visual Internet Application, or DEVision, as well as title and interest in the use of the name and the copyright of Difference Engines.

(3) Represents non-cash interest expense and note discounts associated with convertible bridge notes issued in December 2003, August/September 2006 and November 2006, and amortization of deferred financing costs from the November 2006 convertible notes.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Except for historical information, the material contained in this Management’s Discussion and Analysis is forward-looking.  Our actual results could differ materially from the results discussed in the forward-looking statements, which include certain risks and uncertainties.  These risks and uncertainties include the rate of market development and acceptance of our “intelligent imaging informatics” (“3i”) technology (particularly for our PinPoint product), the unpredictability of the our sales cycle, the limited revenues and significant operating losses generated to date, and the possibility of significant ongoing capital requirements.

Our independent registered public accounting firm’s report on the consolidated financial statements included herein as of December 31, 2006, and December 31, 2005 and for each of the three years in the period ended December 31, 2006 contains an explanatory paragraph wherein they express an opinion that there is substantial doubt about our ability to continue as a going concern.

Overview

Guardian Technologies International, Inc. was incorporated in the State of Delaware in February 1996. Guardian Technologies International, Inc., and its subsidiaries are collectively referred to herein as “Guardian,” “us,” “we,” or “our.”  Please refer to Item 1A - Risk Factors, above for certain risks related to us and our businesses.

Guardian is a technology company that designs and develops imaging informatics solutions for delivery to its target markets:  aviation/homeland security and healthcare.  We utilize imaging technologies and analytics to create integrated information management technology products and services that address critical problems in healthcare and homeland security for corporations and governmental agencies. Each product and service can improve the quality and response time of decision-making, organizational productivity, and efficiency within the enterprise.  Our product suite integrates, streamlines, and distributes business and clinical information and images across the enterprise.

Guardian’s core technology is an “intelligent imaging informatics” (“3i”) engine that is capable of extracting embedded knowledge from digital images, as well as the capacity to analyze and detect image anomalies. The technology is not limited by type of digital format.  It can be deployed across divergent digital sources such as still images, x-ray images, video and hyper-spectral imagery. To date, the technology has been tested in the area of threat detection for baggage scanning at airports and for bomb squad applications. Varying degrees of research and development have been conducted in the areas of detection for cargo scanning, people scanning, military target acquisition in a hyper-spectral environment, and satellite remote sensing ground surveys.  Product development in these areas is ongoing, and while there can be no assurance, we believe that the technology should produce results equal to or greater than those currently achieved in baggage scanning.

Currently, we are focused on providing technology solutions and services in two primary markets, healthcare and aviation/homeland security.  However, as new or enhanced solutions are developed, we expect to expand into other markets such as military and defense utilizing hyper-spectral technology, and imaging diagnostics for the medical industry.  We may also engage in one or more acquisitions of businesses that are complementary to our business.  Further, we may form wholly-owned subsidiaries to operate within defined vertical markets.

We offer two principal products that we market and license to our customers:

Aviation/Homeland Security Technology Solution – PinPoint

The PinPoint product is an “intelligent imaging informatics” technology for the detection of guns, explosives, and other threat items contained in baggage in the airport environment or for building security applications.  PinPoint can identify threat items, notify screeners of the existence of threat items, and speed the security process by eliminating unnecessary baggage checks, provide the screener with an instantaneous second opinion, and reduce processing time spent on false positives (baggage selected for security review that contains no threat items).  We market and seek to license the PinPoint product primarily to the United States Transportation Services Administration (TSA) for use in airports, the Federal Protection Services for use in federal buildings and to foreign governments and airport authorities. We compete with manufacturers of baggage screening, luggage and large parcel screening, people screening for weapons and explosive detection, container and vehicle screening, and cargo screening equipment and certain software companies and academic institutions that are developing solutions to detect threat items.  Also, we intend to distribute the product through these manufacturers.

We are also pursuing an additional market opportunity using our 3i platform technology, adding to our detection family of products.  PinPoint “nSight” provides visualization enhancements that allow bomb technicians and investigators to assess the presence of explosives more rapidly and accurately using single-energy x-ray scanners.  The technology adds textural and color components to such images, helping bomb investigation technicians to detect threats that would otherwise be unseen by the human eye. The PinPoint nSight product is currently being evaluated at the Federal Bureau of Investigation (FBI) Hazardous Device School at Redstone Arsenal, Alabama.  In May 2006, we entered into a Distribution Agreement with Logos Imaging LLC, a manufacturer of portable bomb scanning equipment, with regard to the distribution of PinPoint nSight.  In March 2007, we signed a contract with Logos for the sale of ten licenses of our threat assessment software technology for bomb detection scanners, PinPoint nSight ™.

As the global “Homeland Security” marketplace continues to supply more effective next generation terror mitigation technologies, a much greater amount of funding will flow to procurement of technologies and less for labor. Homeland Security Research Corp.’s analysis, the 2006 – 2015 Homeland Security & Homeland Defense Global Market forecasts that this trend will lead to a tripling of the global Homeland Security market ($60B in 2006 to $180B in 2015), while the global Homeland Security expenditures (the total amount of money allocated) will only double.

Information regarding the amount of the TSA’s annual budget allocated for the purchase of software solutions that are able to detect threat items at US airports and other similar facilities, such as PinPoint, is not readily discernible from publicly available information or independent research reports. However, we estimate, based upon information derived from the FY 2006 and requested FY 2007 United States Department of Homeland Security (DHS) budget, that the DHS budget allocation for FY 2006 for software solutions that are able to detect threat items at U.S. airports and other facilities, such as PinPoint, was approximately .77% of the DHS’ $41.1B budget, and that the budget allocation for the proposed FY 2007 DHS budget will be approximately 2.25%.  In addition, we estimate that the worldwide market for solutions such as PinPoint is approximately twice the United States’ Homeland Security budget.  These estimates have been prepared by us and reflect our assumptions.  There can be no assurance that these estimates are or will prove to be accurate or that budget allocations or these estimates may not change, based upon changes in government’s budget priorities and other factors.

The market for contraband detection systems is anticipated to become intensely competitive and many of our competitors are better capitalized and have greater marketing and other resources than Guardian.  To date, we have not received any revenues from the licensing of our PinPoint product.  PinPoint continues to be developed to address the market for contraband detection.  The extended alpha version working model of PinPoint has been pilot tested successfully at live carryon baggage checkpoints in three international airports during late 2005 through the date of this report. Seamless integration within currently deployed manufacturers’ scanning equipment is a prerequisite to anticipated sales, and is considered a significant development risk.

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

On August 18, 2006, we signed a Cooperative Research and Development Agreement (CRDA) with the United States Department of Homeland Security Science and Technology Directorate, for testing and validation of the PinPoint product capabilities at the Transportation Security Labs (TSL).  The project began on September 5, 2006 for explosive image collection, which is being followed by refinement of the development and testing of PinPoint. While TSA certification is not absolutely essential to the acceptance of Guardian’s PinPoint product, we believe that having TSA certification and a business relationship with the TSA is important to our strategic growth plans, as the relationship represents an important opportunity to obtain contracts for the licensing of our baggage scanning applications and for future aviation and transportation security applications and solutions that we develop or enhance.

Further, in anticipation of completing the interface development and certification process, we have commenced the marketing/business development activities of PinPoint to the international community through our contractual relationships with Fowler International for the Russian market, and BridgeTech International for the Chinese market. These relationships are a key component of our revenue growth strategy and for developing an international market presence.  These relationships have resulted in eight opportunities to-date, each requiring an export license for which applications have been approved by the U.S. Department of Commerce.  Three such licenses were issued during the first nine months of 2006. We successfully completed pilot tests in two locations: Moscow, Russia in December 2005 and Caracas, Venezuela in January 2006.  Management believes that market acceptance of PinPoint in these two markets as a viable threat detection solution will not only enhance our ability to sell worldwide, but it will open additional opportunities for the development of PinPoint as the “intelligent image” analysis solution for areas such as military target acquisition, satellite remote sensing, and additional opportunities within aviation security such as people portals and cargo scanning.  Additionally, we will seek support of the U.S. Congress and the equipment manufacturers.  We remain focused on the ongoing development of PinPoint, particularly with respect to test results.  This focus must be even sharper as we enter the pilot test arena where the duration of the pilot test, the conditions under which the pilot test is conducted, and the definition of success and failure will vary country-by-country.  Market acceptance is a key to our future success.

Healthcare Technology Solution – FlowPoint

Our FlowPoint products consist of a web-enabled Radiology Information System (RIS) and Picture Archiving & Communication System (PACS), which manage radiology workflow, patient information, treatment history, and billing information.  RIS and PACS also manage digital images through image viewers, compression technologies, storage, image archiving, image retrieval and transfer.

We market the FlowPoint 6.1 products primarily to smaller hospitals and imaging centers that are now transitioning from film to “digital.”  The market for imaging and radiology technology in the U.S. is highly fragmented, and we face competition from other companies that are developing products that are expected to be competitive with our products (including large multinational solution providers and smaller companies).  Some of our competitors have more capital, longer operating and market histories, and greater resources than we have, and may offer a broader range of products and at lower prices than we offer.  Industry experts, Frost and Sullivan, estimate the size of the RIS/PACS market to reach approximately $1.8 to $2.2 billion in annual sales by 2007.  Professional service revenues are expected to add an additional $150 million in revenue in this growth market.  The diagnostic imaging center and small hospital market segments (hospitals under 200 beds) are forecasted to see much of this growth. Approximately $720 million (36%) of the average annual expenditures for the RIS/PACS market is estimated for the small hospital and imaging center providers in the U.S. and are expected to have integrated RIS/PACS by 2007.  We compete against certain emerging companies who offer segments of the integrated radiology solution through RIS and/or PACS systems.  However, we believe that our integrated web enabled service offerings afford us a competitive advantage over our competitors.

Establishing Guardian as an industry recognized healthcare solution provider and FlowPoint as the “best of breed” solution for radiology information systems (RIS) and picture archiving and communication systems (PACS) will be a long-term effort.  We require a significant amount of additional capital for the continued development of FlowPoint to stay technologically ahead of the competition, to fund sales, marketing, and advertising of FlowPoint, and to hire the staff necessary to support customer service and technical support. Our primary focus is the establishment of FlowPoint in the U.S. and South American marketplace.  To date, we have signed five sales contracts, of which three were installed in 2005 and two were installed in 2006.  These clients represent the foundation upon which we will be able to brand Guardian as a recognized healthcare solution provider, FlowPoint as a recognized and validated RIS/PACS solution, and they will serve as the reference accounts upon which we can build additional sales momentum.

In July 2006, Guardian entered into an agreement with the Medical Imaging and Informatics Laboratory (IPI) at the Keck School of Medicine, University of Southern California to conduct a multiple-phase process to clinically evaluate, and give feedback on potential enhancements, to Guardian’s 3i “intelligent imaging” analysis solutions as applied to medical radiology imaging.  Guardian’s 3i™ product segments, clarifies, distinguishes, and identifies organic objects, even when they are masked by one or more other objects of similar density and chemical composition.  This is a product extension of our 3i-based computer-aided detection technology which adapts the scientific principles employed for explosives detection to medical image analysis.

We have a four person sales force in the United States and, during the current year, Guardian established distributor arrangements with Ultimate Medical Services (UMS), of Louisiana, and MTS Delft, of Ohio. Guardian has additional strategic sales/marketing alliances with other market recognized firms providing complimentary products/services.  Guardian’s international marketing/sales efforts were recently expanded through establishing distribution agreements with Electronica y Medicina, S.A. of Mexico, and Calyx (UK) Limited in the United Kingdom, in addition to the existing relationship with BridgeTech International.  Management is focused on the following principal considerations:  (1) development of customer service and technical staff to support client requirements, and (2) development, follow-up, and closure of sales opportunities.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Year Ended December 31
Category	2006	2005	2004

Net cash provided (used) in operating activities	$(6,527,312)	$(7,378,986)	$(4,932,402)
Net cash provided (used) in investing activities	(275,643)	(702,697)	(2,344,907)
Net cash provided by financing activities	5,098,208	9,622,501	7,894,334
Effect of exchange rates on cash and cash equivalents	777	(25,424)	(10,255)

Net increase (decrease) in cash	$(1,703,970)	$1,515,394	$606,770

Net Cash Used in Operations

Net cash used in operating activities for the fiscal year ended December 31, 2006 (Fiscal 2006) was $6,527,312, compared with net cash used in operating activities of $7,378,986 during the same period for 2005 (Fiscal 2005), a decrease in the use of cash for operating activities of approximately $851,674 (11.5%).  The decrease in net cash used in operating activities is due to a decrease from a net loss from operations (adjusted for fluctuations in depreciation and amortization, stock-based compensation, amortization of bridge note discount, and noncash interest expense for the embedded conversion feature) of $49,927.  Cash was provided by the reduction of operating assets of $432,491 with accounts receivable, equipment for customers, and prepaid expenses decreasing by $716,870, and other noncurrent assets including deferred financing costs increasing by $284,379.  Cash was provided through the increase in operating liabilities of $469,110 including accounts payable and deferred salaries, and a reduction of deferred revenue.

In Fiscal 2005, we had net cash used in operations of $7,378,986.  This was an increase in use of cash over the fiscal year ended December 31, 2004 (Fiscal 2004) of $2,446,585 (49.6%), and was due to increases in staffing and consultants costs of $1,911,361, increases in the use of outside consultants of $743,164, and reduced changes in current assets and current liabilities of $372,303.  Non-cash adjustments to reconcile net loss to net cash used in operations were $549,777 of depreciation and amortization expense, $5,323,992 of amortized stock-based compensation expense to employees and consultants, and an unrealized loss of $13,262 on foreign currency transactions.  Our operating assets, including accounts receivable, equipment for customers, prepaid expenses, and deposits-noncurrent increased, resulting is a use of cash of $500,278.  Cash was provided through the increase in operating liabilities of $381,707.

Net Cash Used in Investing Activities

Net cash used in investing activities for the purchase of equipment, and costs incurred for patent activities for Fiscal 2006 was $275,643.  This compares with net cash used for the same activities of $702,697 for the same period Fiscal 2005, or a decrease in capital projects of $427,054 (60.8%).  The net decrease is comprised of a $401,621 (74.7%) decrease in the purchase of furniture, software and equipment, and a decrease of $25,434 (15.4%) for costs associated with the preparation and filing of certain patents with regard to our “intelligent imaging informatics” (“3i”) technology for PinPoint and Medical CAD applications.

In Fiscal 2005, we used $702,697 for capital projects, comprised of $537,503 for the purchase of furniture, software and equipment, and $165,194 for the development of patents.

In Fiscal 2004, we used $2,344,907 for capital projects, comprised of $105,791 for the purchase of furniture, software and equipment, $9,333 for the development of patents, and $2,229,783 to acquire the net assets, net of cash, of Wise Systems Ltd.

Net Cash Provided by Financing Activities

Proceeds from financing activities in Fiscal 2006 were $5,098,208, compared with cash provided by financing activities of $9,622,501 for Fiscal 2005, a decrease in financing activities of $4,524,293 (47.0%).  Of the $5,098,208 proceeds from financing activities, $1,121,208 (22.0%) was from stock based transactions, $3,675,000 (72.1%) of convertible debt financing, and $302,000 (5.9%) noninterest bearing loans from an executive officer.  Management is seeking to raise additional capital through one or more equity or debt financings and is in discussions with certain investment banks with regard thereto.  However, there can be no assurance that the Company will be able to raise such additional equity or debt financing on satisfactory terms to us.  Further, until 90 days after the effective date of the registration statement covering the resale of the shares underlying the Debentures and Warrants, we are prohibited from issuing shares of our common stock or common stock equivalents except for an exempt issuance or for the securities contemplated by the securities purchase and other transaction documents.

Also, for three years after the date we entered into the securities purchase agreement, we are prohibited from engaging in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is based upon the trading price of our securities after initial issuance or otherwise subject to re-set unless the transaction is (i) approved by purchasers holding at least 67% of the securities sold in the offering and then outstanding, or (ii) no purchaser then holds more than 20% of the principal amount of the Debentures originally purchased in the offering.

In Fiscal 2005, we had a net cash inflow from financing activities of $9,622,501.  The funds received for Fiscal 2005, comprised $7,002,941 (72.8%) from private placements of our common stock, $200,000 (2.1%) from the exercise of employee stock options, and $2,419,560 (25.1%) from the exercise of stock warrants.

In Fiscal 2004, we had a net cash inflow from financing activities of $7,894,334.  The funds received in Fiscal 2004 comprised $7,736,834 (98.0%) from a private placement of our common stock and warrants, and $157,500 (2.0%) from the exercise of employee options to purchase common stock.

Net Cash and Cash Equivalents

During Fiscal 2006, our cash and cash equivalents decreased by $1,703,970 to $737,423 or approximately 69.8%.  As mentioned above, this decrease was the result of $4,524,293 in lower financing activities from Fiscal 2006, and was offset by a decrease in cash used in operating activities of $851,674, and the reduction of $427,054 for the purchase of equipment.

During Fiscal 2005, the Company’s cash and cash equivalents increased by $1,515,394 to $2,441,393 or approximately 164%.  This increase was the result of $9,622,501 of cash flows received from the private placement of our common stock, and proceeds from the exercise of stock warrants and employee stock options, offset by the cash used in operating activities and for the purchase of equipment.  We used $7,378,986 in operating activities, and $702,697 for the purchase of equipment and development of patents.

During Fiscal 2004, our cash and cash equivalents increased by $606,770 to $925,999.  This increase was the result of $7,894,334 of cash flows received from the private placement of our common stock and warrants, and proceeds from the exercise of employee stock options, offset by the cash used in operating activities and for the purchase of equipment and Wise Systems Ltd.  We used $4,932,402 in operating activities, $115,124 for the purchase of equipment and development of patents, and $2,229,783 in the acquisition of Wise Systems Ltd.

Working Capital Information - The following table presents a summary of our working capital at the end of each fiscal year:

	As of December 31
Category	2006	2005	2004

Cash and cash equivalents	$737,423	$2,441,393	$925,999

Current assets	947,955	2,938,659	1,010,798
Current liabilities	3,418,773	841,610	470,301
Working capital (deficit)	$(2,470,818)	$2,097,049	$540,497

At December 31, 2006, we had a working capital deficit of approximately $2,470,818 compared with net working capital of approximately $2,097,049 at December 31, 2005, a decrease in working capital of approximately $4,567,867 (217.8%).  The decrease in cash is the result of our limited revenue and reduced financing activities.  Our revenue generating activities during the year, as in previous years, have not produced sufficient funds for profitable operations, and we have incurred operating losses since inception.  The increase in current liabilities is due to extending trade payables by $264,831, noninterest bearing loans of $302,000 from our chief executive officer, additional deferral of salaries for executive officers and a consultant of the Company of $659,020, issuing short-term convertible notes for $1,415,087, and lower deferred revenue of $49,633.  Therefore, working capital decreased during the current year. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of its future operations.

Other Liabilities (long-term convertible notes)

On November 8, 2006, we held the first of two closings of a private placement of our securities.  Pursuant to the terms of a Securities Purchase Agreement, dated November 3, 2006 (the “Securities Purchase Agreement”), institutional investors in the private placement agreed to purchase an aggregate of $5,150,000 of securities, one-half of which were purchased at the first closing and one-half to be purchased at a contemplated second closing to be held upon the effectiveness of a registration statement (the “registration statement”) with regard to the shares of our common stock underlying such securities.

At the first closing, we received aggregate gross proceeds, before deduction of certain fees and expenses of the offering, of approximately $2,575,000.  Net proceeds were approximately $2,364,750, after payment of commissions, fees and expenses of the offering of $222,750 of which $12,500 had been paid prior to closing.  We issued to purchasers an aggregate of $2,575,000 in principal amount of Series A 10% Senior Convertible Debentures due November 7, 2008 (the “Debentures”) and 4,453,709 Series D Common Stock Purchase Warrants (the “Warrants” or “Series D Warrants”). A second contemplated closing with regard to the remaining $2,575,000 of aggregate gross proceeds will be held upon effectiveness of the registration statement.  The second closing is subject to certain conditions, including “bring down” (update) of customary representations and warranties by us, that there shall have been no material adverse effect regarding our financial condition, the legality or validity of our agreements with investors or our ability to perform our obligations under our agreements with investors, that trading in our common stock shall not have been suspended by the SEC or the OTC Bulletin Board, that trading in securities as generally reported by Bloomberg LP shall not have been suspended or limited, that no banking moratorium shall have been declared by either the United States or New York authorities, or that other material adverse changes in the financial markets shall not have occurred.  However, we can provide no assurances that the conditions for the second closing will be met.  Also, we expect that any proceeds from the contemplated second closing allocable to the embedded conversion feature of the Debentures and Warrants are recognizable as a liability under generally accepted accounting principles.

The principal amount of the Debentures is due November 7, 2008. We may not prepay any amount of the Debenture without the holder’s consent.

Holders may convert the Debentures at any time into shares of our common stock at a price of $1.15634 per share.  The conversion price may be adjusted under anti-dilution and price re-set provisions contained in the Debentures.

The Debentures bear interest at the rate of 10% per annum due on the first day of each calendar quarter, upon conversion or redemption of the Debentures as to the principal amount converted or redeemed, or on the maturity date of the Debentures.  We made the first interest payment under the Debentures in cash on December 31, 2006.

We may elect to pay interest due under the Debentures in cash or registered shares of our common stock. If we elect to pay the interest due in shares of our common stock, the number of shares to be issued in payment of interest is determined on the basis of 85% of the lesser of the daily volume weighted average price of our common stock as reported by Bloomberg LP (“VWAP”) for the five trading days ending on the date that is immediately prior to (a) date the interest is due or (b) the date such shares are issued and delivered to the holder.

We may pay interest in shares of our common stock only if the equity conditions, described below, have been met during the 20 consecutive trading days prior to the date the interest is due and through the date the shares are issued.

We may redeem some or all of the Debentures at any time after the effective date of the registration statement covering the shares to be issued upon conversion or exercise of the Debentures or Series D Warrants if for 20 consecutive trading days the closing price of our common stock exceeds $1.7345 (a “redemption measurement period”).  Upon a redemption, we are required to pay to the holder an amount equal to 110% of the principal amount redeemed as well as any accrued but unpaid interest and liquidated damages.  If we decide to redeem a Debenture, we are required to provide notice to a holder within one trading day of the end of the redemption measurement period and to redeem the Debenture 20 trading days after the date we deliver the notice.  We may only redeem the Debentures if the equity conditions, described below, have been met on each trading day from the date of the notice to the date we redeem the Debentures and that the trading volume requirement is met during the redemption measurement period through the date we redeem the shares.   Before a holder receives payment for the redemption from us, the holder may voluntarily convert the Debenture at the then conversion price.

As discussed above, the payment of interest in shares of our stock, the redemption of the Debentures and the occurrence of certain other events, are subject to a requirement that certain equity conditions (“equity conditions”) have been met, as follows: (i) the registration statement covering the resale of the shares underlying the Debentures and Series D Warrants is effective permitting a holder to utilize the registration statement to resell its shares, (ii) we have honored all conversions and redemptions of a Debenture by the holder, (iii) we have paid all liquidated damages and other amounts due to the holder, (iv) our stock is traded on the OTC Bulletin Board or other securities exchange and all of the shares upon conversion or exercise of the Debentures and Series D Warrants are listed for trading, (v) we have sufficient authorized but unreserved shares of our common stock to cover the issuance of the shares upon conversion or exercise of the Debentures and Series D Warrants, (vi) there is no event of default under the Debentures, (vii) the issuance of the shares would not violate a holder’s 4.99% or 9.99% ownership restriction cap, (viii) we have not made a public announcement of a pending merger, sale of all of our assets or similar transaction or a transaction in which a greater than 50% change in control of Guardian may occur and the transaction has not been consummated, (ix) the holder is not in possession of material public information regarding us, and (x) the daily trading volume of our shares for 20 consecutive trading days prior to the applicable date exceeds 100,000 shares.

The Debentures contain a limitation on the amount of Debenture that may be converted at any one time in the event the holder owns beneficially more than 4.99% of our common stock without regard to the number of shares underlying the unconverted portion of the Debenture.  This limitation may be waived upon 61 days’ notice to us by the holder of the Debenture permitting the holder to change such limitation to 9.99%.

We have agreed to compensate a holder of a Debenture in the event our transfer agent fails to deliver shares upon conversion of the Debentures within three trading days of the date of conversion and the holder’s broker is required to purchase shares of our common stock in satisfaction of a sale by a holder.

If certain events of default occur under the Debentures, holders could accelerate the due date of the interest and principal due under the Debentures, and we may become obligated to pay all costs, expenses and liquidated damages due under the Debenture plus an amount equal to the greater of (i) 120% of the principal and interest due under the Debenture and (ii) the outstanding principal amount of the Debenture and accrued interest divided by the conversion price on the date the amount is due or paid, whichever is higher, multiplied by the VWAP for our shares on the date of demand or payment, whichever is higher.

The $2,575,000 in principal amount of Debentures to be issued at the second closing will be on the same terms as the Debentures issued in the first closing.  The second closing is subject to the bring down of representations and warranties, that there shall have been no material adverse effect regarding our financial condition, the legality or validity of our agreements with investors or our ability to perform our obligations under our agreements with investors, that trading in our common stock shall not have been suspended by the SEC or the OTC Bulletin Board, that trading in securities as generally reported by Bloomberg LP shall not have been suspended or limited, that no banking moratorium shall have been declared by either the United States or New York authorities, or that other material adverse changes in the financial markets shall not have occurred.  However, we can provide no assurances that the conditions for the second closing will be met.

The Series D Warrants are exercisable at a price of $1.15634 per share during the five year period following the date they first become exercisable.  The exercise price may be adjusted under anti-dilution and price re-set provisions contained in the Series D Warrants.

One-half of the Series D Warrants became exercisable on the date of the first closing on November 8, 2006, and the remaining one-half of the Series D Warrants will become exercisable upon payment of the subscription amount due from investors at the second closing.  If we do not receive the subscription proceeds from an investor at the second closing, we may cancel the remaining one-half of the Series D Warrants.

The Series D Warrants contain a cashless exercise provision in the event (i) at any time after one year following the date the Series D Warrants are first exercisable there is no registration statement effective covering the resale of the shares underlying the Series D Warrants or (ii) at any time after four years following the date the Series D Warrants were issued.

The Series D Warrants contain a limitation on the amount of Series D Warrants that may be exercised at any one time in the event the holder owns beneficially more than 4.99% of our common stock without regard to the number of shares underlying the unconverted portion of the warrants.  This limitation may be waived upon 61 days’ notice to us by the holder of the Series D Warrants permitting the holder to change such limitation to 9.99%.

At any time after the effective date of the registration statement covering the resale of the shares to be issued upon conversion or exercise of the Debentures and Series D Warrants, we may call for cancellation up to 75% of the Series D Warrants if: (i) the closing bid or closing sale price of the common stock for 20 consecutive trading days (the “measurement period”) exceeds $2.89, (ii) the daily trading volume during the measurement period exceeds 100,000 shares per trading day, and (iii) the holder is not in possession of material nonpublic information regarding us.  We are required to give notice of cancellation to the holders within one trading day of the end of the measurement period. The Series D Warrants covered by the call notice will be cancelled effective 30 trading days after the date of the call notice, subject to certain conditions, including that the holder shall have the right to exercise the Series D Warrant during the measurement period.

The conversion price of the Debentures and the exercise price of the Series D Warrants or the number of shares to be issued upon conversion or exercise of the Debentures and Series D Warrants are subject to adjustment in the event of a stock dividend, stock split, subdivision or combination of our shares of common stock, reclassification, sales of our securities below their then conversion or exercise price, a subsequent rights offering, or a reclassification of our shares.

Also, if we effect a merger or consolidation with another company, we sell all or substantially all of our assets, a tender offer or exchange offer is made for our shares, or we effect a reclassification of our shares or a compulsory share exchange, a holder that subsequently converts its Debenture will be entitled to receive the same kind and amount of securities, cash or property as if the shares it is entitled to receive on the conversion had been issued and outstanding on the date immediately prior to the date any such transaction occurred.

We are not required to make an adjustment to the conversion or exercise price or the number of shares to be issued upon conversion or exercise of the Debentures and Series D Warrants under the anti-dilution provisions related to an “exempt issuance,” which is defined as: (A) any stock or options that are issued under our stock option plans or are approved by a majority of non-employee directors and issued (i) to employees, officers or directors or (ii) to consultants but only if the amount issued to consultants does not exceed 400,000 in a 12 month period, (B) securities issued under the Debentures or Series D Warrants, (C) shares of common stock issued upon conversion or exercise of, or in exchange for, securities outstanding on the date we entered into the securities purchase agreement, (D) the issuance of the Midtown placement agent’s warrants or the shares underlying the placement agent’s warrants, or (E) the issuance of securities in an acquisition or strategic transaction approved by our disinterested directors.

Also, if certain milestones are not met, the conversion price of the Debentures and exercise price of the Series D Warrants may be re-set.

We agreed with purchasers of our Debentures and Series D Warrants (“purchasers”) that we would use our best efforts to file a registration statement under the Securities Act within 45 days of the first closing to permit the public resale by purchasers of the shares that may be issued upon conversion of the Debentures and upon exercise of the Series D Warrants, including the shares of our common stock underlying the Debentures to be issued at the second closing.  We are required to keep the registration statement effective until the earlier of either the date all shares underlying the Debentures and Series D Warrants have been sold or such shares are eligible for resale under Rule 144(k), but no later than four years after the effective date of the registration statement.

We are required to register a number of shares of our common stock equal to 130% of the shares underlying the Debentures and the Series D Warrants.

We are required to pay a penalty if the registration statement is not declared effective on or before April 7, 2007.  The amount of the penalty is 1% of the purchase price paid by each investor for each 30 day period or part thereof that the registration statement is not effective subject to a 6% cap thereon.

We granted to each purchaser of the Debentures and Series D Warrants the right to participate in any offering by us of common stock or common stock equivalents until the later of (i) 12 months after the effective date of the registration statement and (ii) the date a purchaser holds less than 20% of the principal amount of the Debenture the purchaser originally agreed to purchase, except for an exempt issuance or an underwritten public offering of our common stock.  Purchasers may participate in such an offering up to the lesser of 100% of the future offering or the aggregate amount subscribed for under the securities purchase agreement by all purchasers.

Until 90 days after the effective date of the registration statement covering the resale of the shares underlying the Debentures and Warrants, we are prohibited from issuing shares of our common stock or common stock equivalents except for an exempt issuance or for the securities contemplated by the securities purchase and other transaction documents.

Also, for three years after the date we entered into the securities purchase agreement, we are prohibited from engaging in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is based upon the trading price of our securities after initial issuance or otherwise subject to re-set unless the transaction is (i) approved by purchasers holding at least 67% of the securities sold in the offering and then outstanding, or (ii) no purchaser then holds more than 20% of the principal amount of the Debentures originally purchased in the offering.

Until November 7, 2007, we are prohibited from effecting a reverse or forward stock split or reclassification of our common stock except as may be required to comply with the listing standards of any national securities exchange. Moreover, for one year after the effective date of the registration statement, we have agreed to exchange the securities issued in the offering for securities issued in a subsequent offering, except for shares issued in an exempt issuance or an underwritten public offering.

The securities purchase agreement also contains representations and warranties of both us and purchasers, conditions to closing, certain indemnification provisions, and other customary provisions.

Midtown Partners & Co., LLC acted as placement agent for the financing pursuant to the terms of a Placement Agent Agreement, dated July 14, 2006, between us and Midtown.  At the first closing, we paid or issued the following compensation to Midtown for its services as placement agent in connection with the offering: (i) sales commissions in the amount of $180,250; (ii) non-accountable expense reimbursement and legal fees of $30,000 of which $10,000 was paid prior to closing, (iii) placement agent’s warrants to purchase an aggregate of 623,520 shares (one half of the Midtown placement agent’s warrants are exercisable commencing on the date of issuance and the remaining one-half become exercisable upon payment of the subscription amounts due at the contemplated second closing - “second closing placement agent warrants”).  However, we may cancel the portion of the second closing placement agent warrants attributable to any purchaser who fails to deliver its subscription amount due at such contemplated second closing. The Midtown placement agent’s warrants are exercisable at a price of $1.15634 per share for a period of five years from the date they become exercisable, contain a piggyback registration right, a cashless exercise provision and are substantially identical to the warrants issued to purchasers in the Debenture and Warrant offering.

We agreed to reimburse $30,000 for certain legal expenses of Midtown, of which we paid $10,000 prior to closing.  Also, we agreed to reimburse the legal fees of one of the investors in the amount of $10,000.  These expenses were offset against Midtown Partners & Co., LLC’s non-accountable expense reimbursement.

Proceeds of the offering were to be used for the purpose of hiring new business development personnel, research and development, registration expenses, repaying $100,000 in loans made to us by Mr. Michael W. Trudnak, our Chairman and CEO, and for general working capital purposes.  In connection with the transaction, Mr. Trudnak agreed to amend certain loan agreements with us pursuant to which he had previously loaned to us an aggregate of $402,000.  Mr. Trudnak agreed to extend the date the principal amount is due under such loans until May 31, 2007; however, $100,000 of the principal amount of Mr. Trudnak’s April 21, 2006 loan is due upon our raising $2,500,000 from the closing on sale of our securities after November 6, 2006, and was paid immediately  following the first closing of the financing, and the remaining balance of such loans will be paid upon our raising an aggregate of $5,000,000 from the closing on sale of our securities after November 6, 2006.

The securities, including certain securities issued to Midtown, were not registered under the Securities Act of 1933 or any state laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Additional Capital.

We will require additional capital during the fiscal year ending December 31, 2007, to implement our business strategies.  This additional capital may be raised through additional public or private financings, borrowings, or other available resources.

To the extent that additional capital is raised through the sale of our equity or equity-related securities of our subsidiaries, the issuance of our securities could result in dilution to our stockholders.  No assurance can be given that we will have access to the capital markets in the future, or that financing will be available on terms acceptable to satisfy our cash requirements or to implement our business strategies.  If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial condition could be materially and adversely affected.  We may be required to raise substantial additional funds through other means.   We have not begun to receive material revenues from our commercial operations associated with the software products.  We are spending approximately $400,000 per month on operations, the continued development of our PinPoint product, and marketing and sales activities.  Management believes that we will require approximately an additional $5 million in financing to support current operations for the twelve month period ending December 31, 2007. Management is seeking to raise additional capital through one or more equity or debt financings and is in discussions with certain investment banks with regard thereto.  We cannot assure our stockholders that our technology and products will be commercially accepted or that revenues will be sufficient to fund our operations.  If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

Financial Condition and Going Concern Uncertainties

As of December 31, 2006, we have generated limited revenue and have incurred losses from operations.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations which, in turn, is dependent upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations.

We have relied upon equity and debt financings to effect acquisitions of strategic assets, to continue our operations, and to develop, test, and market our products. Unless we are able to generate sufficient revenues to support operations in the near future, we may require additional capital to fund operations and to implement our business strategies. We cannot assure our stockholders that our technology and products will be commercially accepted or that revenues will be sufficient to fund our operations.

In view of the foregoing, from time to time, management may be required to seek additional capital through one or more equity or debt financings in the event that the cash on hand, the proceeds from the convertible debenture and warrant financing that closed in November 2006 (including expected proceeds from the contemplated second closing of the convertible debenture financing), collections from customers, and sales of our products do not provide sufficient cash to fund operations.    If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.  If we raise additional capital through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to our current stockholders.  No assurance can be given that we will have access to the capital markets in the future, or that financing will be available on terms acceptable to satisfy our cash requirements or to implement our business strategies.  If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial condition could be materially and adversely affected. We may be required to raise substantial additional funds through other means.   We have not begun to receive material revenues from our commercial operations associated with the software products.  Moreover, as more fully described in the foregoing sections of this filing, under the terms of the recent convertible debenture and warrant financing, we may not be able to issue additional shares of our common stock or common stock equivalents (except for certain exempt issuances) until 90 days after the effective date of our registration statement to be filed in connection with such financing or, for up to three years following the second contemplated closing of the convertible debenture and warrant financing, engage in certain financings in which the conversion, exercise, exchange rate or other price of the securities is based upon the trading price of our securities after the date of issuance of such securities.  These provisions may limit our ability to raise additional financing through the issuance of common stock or common stock equivalents during such period such restrictions are effective.

Our independent registered public accounting firm’s reports on the consolidated financial statements included in our annual reports on Form 10-KSB for the year ended December 31, 2004, and in our annual report on Form 10-K for the years ended December 31, 2005 and 2006, contained an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern.

During the period of January 1, 2006 through December 31, 2006, we have raised approximately $4,515,491 (net of investment fees and expenses) from the sale of equity and equity-based securities, including the exercise of employee stock options, and from issuing convertible debt.   In addition, we received during the year a total of $402,000 from an executive officer as noninterest bearing loans.   On November 10, 2006, Mr. Trudnak extended the due dates of such loans to May 31, 2007, except that $100,000 of the April 21, 2006, loan becomes due upon our raising $2,500,000 in financing after November 6, 2006, and the remaining amount of such loans become due upon our raising an aggregate of $5,000,000 in financing after November 6, 2006, and prior to May 31, 2007.  Following the first closing of our Debenture and Series D Warrant financing on November 8, 2006, we repaid the $100,000 in principal amount of the April 1, 2006, loan to Mr. Trudnak.  As of the date of this report, we owed to Mr. Trudnak an aggregate of approximately $302,000.  Also, commencing April 7, 2006, various executives and a consultant voluntarily deferred payment of their salaries until such time as to be determined.  The deferral amount as of December 31, 2006 for the executives and a consultant is $659,020.

Management believes that the cash balance of $737,423 at December 31, 2006, collections during the first quarter of 2007 from outstanding receivables, to be sufficient to support operations, absent cash flow from revenues, until approximately March 2007.  We expect to receive additional gross proceeds of approximately $2,575,000 at the contemplated second closing of convertible debenture financing to be held upon the effectiveness of a registration statement registering, under the Securities Act, the resale of the shares underlying the convertible debentures and warrants issued at such closings.

Currently, we are spending approximately $400,000 per month on operations, the continued development of our PinPoint product, and marketing and sales activities for FlowPoint.  For the twelve month period ending December 31, 2007, management believes that we will require approximately an additional $2,700,000 beyond the $2,575,000 of gross proceeds (proceeds after estimated fees and expenses of $256,000 related to the financing, and payment of certain accounts payable and accrued liabilities of approximately $931,000 approximates $1,400,000) from the second closing of the November 2006 convertible debenture financing, and before any additional revenue from operations.  In addition, management is in the process of identifying areas of potential reduction in current operating costs.  Although there can be no assurance, as discussed above, management will seek to meet such cash needs from one or more additional equity or debt financings.  There can be no assurance that we will be successful in our efforts to raise such additional equity or debt financing or on terms satisfactory to us.

CONSOLIDATED RESULTS OF OPERATIONS

Fiscal 2006 as Compared with Fiscal 2005

Net Revenues.  Net revenues from operations in Fiscal 2006 were $488,111, an increase of approximately 12.9%, or $55,925, as compared to Fiscal 2005.  Net revenues were derived from the sale of the FlowPoint product and software maintenance fees.  Net revenues for Fiscal 2005 were $432,186.

Cost of Sales.  Cost of sales for Fiscal 2006 was $673,494 (138.0% of net revenue) versus Fiscal 2005 of $805,503 (186.4% of net revenue), a decrease in costs of approximately $132,009, or 236.0% of the $55,925 net revenue increase.  Cost of sales for the period includes fixed expense for the amortization of the Wise intangible asset for developed software of $461,836 in Fiscal 2006 and $409,779 in Fiscal 2005.  The increase is due to currency fluctuations in the British pound versus the US dollar.  Other costs for Fiscal 2006 of $211,658 and in Fiscal 2005 of $395,724 represent expenses for purchased equipment and supplies for customers, installation labor and travel costs.  The decrease in costs is due to lower equipment and material costs for Fiscal 2006.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for Fiscal 2006 decreased $4,215,939, or 32.9%, to $8,589,899, as compared to $12,805,838 for the comparable period in Fiscal 2005.  The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the twelve months ended December 31.

Category	Twelve Months Ended December 31
	2006	2005	$ Change	% Change

Payroll and related costs	$3,635,984	$3,283,028	$352,956	10.8
Professional fees	1,607,980	1,800,235	(192,255)	(10.7)
Research and development costs	994,569	858,218	136,351	15.9
Insurance costs	391,693	339,958	51,735	15.2
Rent - building and equipment	291,091	335,006	(43,915)	(13.1)
Travel and related	231,568	424,287	(192,719)	(45.4)
Miscellaneous expenses	434,897	474,717	(39,820)	(8.4)
Depreciation and amortization	140,073	93,520	46,553	49.8
Stock-based compensation	862,044	5,196,869	(4,334,825)	(83.4)
Total	$8,589,899	$12,805,838	$(4,215,939)	(32.9)

Salary, commissions, benefits and related costs increased approximately $352,956 (10.8%).  The increase is due to greater salary cost of $369,097 (12.7%) in response to a higher level of technical staff, and lower overall employee benefits and taxes of $16,141 (4.2%).

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees.  Professional fees decreased for Fiscal 2006 by approximately $192,255 (10.7%) due to: (i) a decrease of $185,113 (35.9%) in legal fees; (ii) a decrease of $215,294 (20.2%) in technical consultants by shifting the activities in-house; (iii) an increase of $176,641 (114.7%) in accounting fees as a result of the 2005 SEC review and restatement of our consolidated financial statements for the years ended December 31, 2003 and 2004, and for each of the quarterly periods in the nine months ended September 30, 2005; and (iv) an increase in various other outside services of $31,511 (33.5%).

Research and development (R&D) costs increased in Fiscal 2006 by $136,351 (15.9%), due to initiating research activities for the Medical Computer Aided Diagnosis (CAD) project.  R&D costs for PinPoint were $879,569 and $115,000 for the Medical CAD project.

We incurred insurance costs of $391,693, or a $51,735 (15.2%) increase over Fiscal 2005.

Rent expense for building and equipment decreased $43,915 (13.1%) to $291,091 in Fiscal 2006.  The reduction is due to lower building rent expense of $17,900 and lower equipment rental of $26,015.

Travel and related expense in selling, general, and administrative for the Fiscal 2006 of $231,568, compares to the same period for Fiscal 2005 of $424,287, or a decrease of $192,719 (45.4%).  The reduction in frequency of travel in all selling and administrative areas is because of establishing a distributor network system during Fiscal 2006.

Miscellaneous expense for the current year of $434,897 compares to the same period for Fiscal 2005 of $474,717, or a decrease of $39,820 (8.4%).  Fiscal 2006 includes a provision for doubtful accounts of $103,033 versus no provision in the same period of 2005, offset by a reduction in marketing and trade show costs of $130,896 and other miscellaneous expense reduction of $11,957.

Depreciation and amortization expense in selling, general, and administrative for Fiscal 2006 of $140,073 compares to the same period for 2005 of $93,520, or an increase of $46,553 (49.8%).  The additional expense is due to capital expenditures during the course of Fiscal 2005 for computer and office equipment to meet our expanded staffing level and a full year amortization in Fiscal 2006 versus the same period in Fiscal 2005.

Stock-based compensation, which represents a non-cash expense category, is the amortization of the estimated fair value of stock-based compensation to employees and consultants in lieu of cash compensation.  During Fiscal 2006, we recognized an expense associated with employee stock option compensation of approximately $495,143 and approximately $366,901 of consulting expense.  During the same period of Fiscal 2005, we recognized stock-based compensation expense for employees of $1,540,025 and consultants of $3,656,844.  The decrease in stock-based compensation for employees of $1,044,882 (67.8%) represents the impact of accelerating in the fourth quarter of 2005 the expense of key management and staff hiring incentives using stock options.  Therefore, no amortization expense was carried forward into Fiscal 2006.  The decrease in stock-based compensation expense for consultants of $3,289,943 (90.0%) reflects the end of the amortization period in the second quarter of 2005 for retention consulting arrangements after the reverse acquisition in June 2003.  Also, there was less dependency on stock-based compensation in 2006 for employees and consultants.

The employee stock option expense recorded in Fiscal 2005 represents the amortized value of the stock options in excess of their estimated fair value at the date of grant.  Whereas the employee stock option expense in Fiscal 2006 represents the amortization of the Black-Scholes fair value as outlined above in accordance with the use of SFAS 123(R) “Accounting for Stock-Based Compensation,” effective January 1, 2006.  SFAS 123(R) requires all share-based payments to employees or to non-employee directors as compensation for service on the Board of Directors, to be recognized as compensation expense in the consolidated financial statements based on the estimated fair values of such payments amortized over the estimated service period to vesting.  Consulting expense for stock-based compensation to consultants is based on the fair value of the stock compensation, as remeasured on each reporting date, and amortized over the service period.

Interest Income (Expense).  Interest income from interest-bearing accounts decreased approximately $13,497 (42.6%), to $18,212 for Fiscal 2006.  The decrease is attributed to a lower average daily cash balance in interest-bearing accounts during Fiscal 2006, as a result of a decrease in funds due to lower proceeds from the issuance of common stock, exercise of stock options and warrants and convertible debt during Fiscal 2006 than in Fiscal 2005 to cover operating expenses.  Current year interest expense of $1,334,555 includes $101,082 for accrued interest,  $644,192 for the amortization of debt discount associated with the August/September note financing, and the November convertible debentures $560,616 for the fair value of the embedded conversion feature in the warrants, and $28,665 for amortization of deferred financing costs for the November convertible debenture financing.

Net Loss and Net Loss per Share.  Net loss for Fiscal 2006 was $10,093,879, compared to Fiscal 2005 of $13,147,446, or a decreased net loss of approximately $3,053,567 or 23.2%.  Net loss per share for Fiscal 2006 was $0.30, versus Fiscal 2005 of $0.43, based on weighted average shares outstanding of 33,914,850 and 30,563,516 respectively.   The categories effecting net loss for Fiscal 2006 versus the Fiscal 2005 are associated with: (i) lower stock-based compensation expense for employees and consultants by $1,044,882 and $3,289,943 respectively; (ii) decreased cost of sales by $132,009; (iii) increased revenue by $55,925; (iv) increase in net interest expense of $1,334,555; and (v) increase in operating expenses (other than stock-based compensation) of $118,886.

Fiscal 2005 as Compared with Fiscal 2004

Revenues.  Net revenues from operations in Fiscal 2005 were $432,186, an increase of approximately 328.0%, or $331,198, as compared to 2004.  Net revenues were derived from the sale of the FlowPoint product and software maintenance fees.  Net revenues for Fiscal 2004 were $100,988.

Cost of Sales.  In Fiscal 2005, cost of sales were $805,503 versus Fiscal 2004 of $2,468,955, a decrease of approximately $1,663,452, or 67.3%.  Fiscal 2005, included full year amortization expense for the Wise intangible asset for developed software of $456,258, versus Fiscal 2004 of $197,278, and purchased equipment for customers in Fiscal 2005 of $289,873 in support of two (2) installations for

FlowPoint, versus Fiscal 2004 of $11,296.  Fiscal 2004 also included amortization for the DEVision intangible asset purchased software of $761,650, and an impairment write-off for the balance of the DEVision software of $1,498,731.  Other costs for fiscal 2005, include installation labor and other expenses of $59,372.  There were no installation labor costs or other expenses for Fiscal 2004.

Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expenses in Fiscal 2005 were $12,805,838 compared to $25,844,553 in Fiscal 2004, a decrease of $13,038,715 or 50.5%.

Category	Twelve Months Ended December 31
	2005	2004	$ Change	% Change

Payroll and related costs	$3,283,028	$2,114,831	$1,168,197	55.2
Professional fees	1,800,235	1,057,071	743,164	70.3
Research and development costs	858,218	740,566	117,652	15.9
Insurance costs	339,958	50,723	289,235	570.2
Rent - building and equipment	335,006	187,291	147,715	78.9
Travel and related	424,287	193,905	230,382	118.8
Miscellaneous expenses	474,717	170,847	303,870	177.9
Depreciation and amortization	93,520	31,572	61,948	196.2
Stock-based compensation	5,196,869	21,297,747	(16,100,878)	(75.6)
Total	$12,805,838	$25,844,553	$(13,038,715)	(50.5)

Salaries and other salary-related expenses for Fiscal 2005 were approximately $3,283,028 compared to $2,114,831 in Fiscal 2004, an increase of $1,168,197 (55.2%) due to: (i) additional staffing as a result of the acquisition of Wise Systems, Ltd. in July 2004, with a full year impact in Fiscal 2005; and (ii) increased staffing to meet the technical work demands as we have expanded.  Professional fees, including legal, accounting, and consulting services for Fiscal 2005 were $1,800,235, compared to $1,057,071 in Fiscal 2004, an increase of approximately $743,164 (70.3%), to augment our internal technical staff for $631,855 of such increase for fees paid to outside consultants, with expertise in specific areas.  Research and development expenses were $858,218 in Fiscal 2005, compared to $740,566 in Fiscal 2004, an increase of $117,652 (15.9%) was comprised of staff and consultancy costs increases.  Our research and development expenditures for development of PinPoint were $858,218 in Fiscal 2005 and $722,829 in Fiscal 2004.  Insurance costs for 2005 of $339,958 increased $289,235 (570.2%), for a full year of business and professional liability insurance.  Rental expense for office space and equipment, increased in Fiscal 2005 to $335,006, compared to Fiscal 2004 of $187,291, or an increase of $147,715 or 78.9%.

SG&A expense also includes travel and related expense in Fiscal 2005 of $424,287, an increase of $230,382 (118.8%) over Fiscal 2004 of $193,905, as the company expanded internationally.  Miscellaneous expenses for Fiscal 2005 were $474,717, compared to $170,847 in Fiscal 2004, an increase of $303,870 (177.9%), due to increased marketing and tradeshows expense of $131,981 and Depreciation and amortization charge for Fiscal 2005 of $93,520 and Fiscal 2004 of $31,572 or an increase of $61,948 or 196.2%.  The additional expense is due to capital expenditures during the course of the year for computer and office equipment to meet our expanded staff level, and a full year impact of the Wise Systems acquisition of equipment on July 27, 2004.

We adopted an Amended and Restated 2003 Stock Incentive Plan to provide an incentive for employee performance and to align employee compensation with our success.  The cost of the employee compensation program is expensed in selling, general and administrative.  The expense was $1,540,025 in Fiscal 2005, a decrease of approximately $4,168,931 (73.0%), compared to $5,708,956 in Fiscal 2004.  In addition, as a strategy for maximizing working capital, we have elected to compensate certain outside consultants in common stock rather than cash.  At the end of each reporting period, we re-measured the unearned portion of the stock compensation.  The amortization for the value of stock compensation to outside consultants for Fiscal 2005 was $3,656,844, compared to $15,588,791 in Fiscal 2004, a decrease of $11,931,947 (76.5%).  Fiscal 2004 represents a full year amortization for stock based compensation for outside consultant contracts initiated in the second and third quarters of 2003, and generally had a 24 months vesting period.

Interest Expense.  There was no interest expense for Fiscal 2005 compared to Fiscal 2004 of $1,027,560.  Interest and note discount expense in Fiscal 2004 of $1,013,397 was related to the December 2003 bridge note.  The bridge note was converted to our common stock on April 28, 2004.  The balance of the interest expense in Fiscal 2004, of $14,163, was related to the acquisition of Wise Systems in July 2004.

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

Contractual Obligations and Commitments.  The following table summarizes scheduled maturities of our contractual obligations for which cash flows are fixed and determinable as of December 31, 2006.

Category	Payments Due in Fiscal
	Total	2007	2008	2009	2010	2011	Thereafter

Short-term borrowings	$1,100,000	$1,100,000	$-	$-	$-	$-	$-
Long-term debt	2,575,000	-	2,575,000	-	-	-	-
Interest payments (1)	504,285	281,118	223,167	-	-	-	-
Operating lease commitments (2)	899,245	276,566	267,291	267,291	88,097	-	-
Unconditional purchase obligations (3)	-	-	-	-	-	-	-
Total contractyual obligations	$5,078,530	$1,657,684	$3,065,458	$267,291	$88,097	$-	$-

(1) Projected interest on short and long-term debt.
(2) Total rental expense included in the accompanying consolidated statements of earnings was $291,091 in fiscal 2006, $335,006 in fiscal 2005, and $187,291 in fiscal 2004.

(3) The company currently does not have any outstanding unconditional purchase obligations.  They would though include inventory commitments, future royalty, consulting agreements, other than month-to-month arrangements, or commitments pursuant to executive compensation arrangements.

In addition to the above obligations, we are conditionally obligated to redeem shares related to the acquisition of intellectual property (IP) from Difference Engines.  As of December 31, 2006, and as more fully disclosed in Note 6, Acquisitions, a conditional redemption value of $345,333 was estimated and recorded.

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

On December 19, 2003, Guardian purchased certain intellectual property (IP) owned by Difference Engines, including, but not limited to, certain compression software technology described as Difference Engine’s Visual Internet Applications or DEVision, as well as title and interest in the use of the name and the copyright of Difference Engines.  This transaction has been accounted for as an asset acquisition.  The purchase price for these assets has been allocated to acquired intangible assets (software).  As of December 31, 2004, based on net realizable value calculation, the asset was deemed impaired, and we took a $1,498,731 write off, which is reflected in cost of sales.

Impairment of Excess of Purchase Price Over Net Assets Acquired.  We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”   Under this standard, goodwill is no longer amortized over its useful life, but is tested for impairment on an annual basis and whenever indicators of impairment arise.  Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle.  Any impairment loss incurred subsequent to the initial adoption of SFAS No. 142 is recorded as a charge to current period earnings.

OFF-BALANCE SHEET ARRANGEMENTS

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities as of December 31, 2006, 2005 and 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the SEC staff issued Staff Accounting Bulleting No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over methods focuses primarily on the impact of a misstatement on the income statement-including the reversing effect of prior year misstatements-but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Currently, we use the roll-over method for quantifying identified financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of our financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach,” because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB 108 also permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006, with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error corrected through the cumulative adjustment and how and when it arose.  We will adopt the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006.  There was no significant impact on results of operations or financial condition.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157") to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS No. 157 becomes effective for financial statements issued for fiscal years beginning after November 15, 2007. Currently, we are evaluating the impact of the provisions of SFAS No. 157 on our consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a two-step evaluation process for tax positions.  The first step is recognition and the second step is measurement.  For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized.  If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of the position is not recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continued to be recognized, upon adoption of FIN 48.  The cumulative effect of applying the provision of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  FIN 48 will apply to fiscal years beginning after December 15, 2006 with earlier adoption permitted.  We are currently evaluating the impact FIN 48 will have on our consolidated financial statements when it becomes effective for us in fiscal 2007 and are unable, at this time, to quantify the impact, if any, to retained earnings at the time of adoption.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.”  This Statement shall be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year.  We are currently evaluating the impact of the provisions of SFAS No. 155 on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures.   International revenues in Fiscal 2006 from Wise Systems, our subsidiary located in the United Kingdom, were approximately $201,591 (41.3%) of total revenue.  International sales are made mostly from our foreign subsidiary and are typically denominated in British pounds.  In Fiscal 2006, approximately $75,713 (69.6%) of total consolidated accounts receivable and $425 (0.0%) of total consolidated accounts payable were denominated in British pounds.  Additionally, our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts which are charged to Wise and recorded as inter-company receivables on the books of the U.S. parent company.  We are also exposed to foreign exchange rate fluctuations as the financial results of Wise are translated into U.S. dollars in consolidation.  As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of December 31, 2006, $75,866 (10.3%) of our cash and cash equivalents balance was included in our foreign subsidiaries.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See our Consolidated Financial Statements, which incorporates the supplementary data beginning on page 90.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective July 19, 2005, Guardian dismissed its principal independent registered public accountant, Aronson & Company. Aronson & Company had been engaged by Guardian as the principal registered accountant to audit the financial statements of Guardian for the fiscal years ended December 31, 2003 and 2004. Aronson & Company’s reports on the financial statements of Guardian filed with the Securities and Exchange Commission with regard to the fiscal years ended December 31, 2003 and 2004, contained no adverse or disclaimer of opinion; however, each of its reports did contain a going concern explanatory paragraph.  The decision to change accountants was recommended by Guardian’s Audit Committee and approved by the board of directors of Guardian.

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

Effective July 19, 2005, upon the recommendation of Guardian’s Audit Committee, Guardian's board of directors approved the engagement of Goodman & Company, L.L.P. to serve as Guardian's independent registered public accountants and to be the principal independent registered public accountants to conduct the audit of Guardian's financial statements for the fiscal year ending December 31, 2005, replacing the firm of Aronson & Company.

Effective May 5, 2006, upon the recommendation of Guardian’s Audit Committee, Guardian's board of directors approved the engagement of Goodman & Company, L.L.P. to serve as Guardian's independent registered public accountants and to be the principal independent registered public accountants to conduct the reaudit of Guardian's financial statements for the fiscal years ended December 31, 2003 and December 31, 2004, replacing the firm of Aronson & Company.

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

In connection with the preparation of the financial statements for the period ended September 30, 2006, the consolidated financial statements for the period then ended furnished to the Company’s independent registered public accountants for review included an error in the application of accounting principles with respect to the presentation of a provision for doubtful accounts on a customer receivable which was initially presented as a reduction of revenue (i.e. a return of product approach), instead of typically recording as an increase in selling, general and administrative expense. However, following review by the Company’s independent registered public accountants, Goodman & Company, and following the filing of the September 30, 2006 Form 10-Q on November 14, 2006, the Company revised such interim consolidated financial statements to correct the error in the application of such accounting principles as reflected in this amendment.  On January 31, 2007, the Certifying Officers re-evaluated the Company’s disclosure controls and procedures as of the period ended September 30, 2006.  Based on this re-evaluation, the Certifying Officers determined that the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the Reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

Controls over the application of accounting policies are within the scope of disclosure controls.  Therefore, management has concluded that there were weaknesses in the Company’s internal controls over financial reporting as of the end of the period covered by this report.  Also, a Form 8-K with regard to the resignation of one of the Company’s directors that was required to be filed on or before December 27, 2006, was not filed until January 3, 2007.  While the Form 8-K was timely prepared, the company delayed the filing of the Form 8-K in order to obtain a formal written resignation from the resigning director.

Management of the Company and the Audit Committee considered what further changes, if any, are necessary to the Company’s disclosure controls and procedures to ensure that the errors described above would not recur. The Audit Committee determined that these matters could be best addressed by: (a) reviewing accounting literature and other technical materials with the Company’s independent registered public accountants to ensure that the appropriate personnel have a full awareness and understanding of the applicable accounting pronouncements and how they are to be implemented, (b) additional education and professional development for the Company’s accounting and other staff on new and existing accounting pronouncements and their application and applicable SEC filing requirements and the timing of the filing thereof, and (c) requiring senior accounting staff and outside consultants with technical accounting expertise to review complex transactions to evaluate and approve the accounting treatment for such transactions, including those items for which the Company has restated its financial statements.  As previously disclosed in our periodic filings, the implementation certain of these steps commenced in the second quarter of 2006 and is to be ongoing.  The Audit Committee continues to believe that the above remedial steps will help assure this error does not recur.  Accordingly, the Audit Committee has recommended to management and management has agreed that the Company’s accounting staff, including its Chief Financial Officer, undertake additional training on an accelerated basis and that such training, in view of the complexity of certain generally accepted accounting principles and other matters, be ongoing. Further, to promptly retain and review with an outside public accounting consultant the application of certain accounting principles to help assure the consolidated financial statements prepared by the Company and furnished to its independent registered public accountants for review or audit reflect the application of such accounting principles.

Changes in Internal Controls

Except as set forth above, there were no changes in the Company’s internal controls over financial reporting during the period covered by the Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

The Company plans to hold its next Annual Meeting of Stockholders on Thursday, September 13, 2006, in Herndon, Virginia.  If a stockholder wishes to submit a proposal for the Company’s 2007 Annual Meeting, the deadline for submitting such proposals to the Company is Wednesday, June 13, 2007.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the current directors and executive officers of Guardian:

Name	Age	Title
Michael W. Trudnak	54	Chairman of the Board, Chief Executive Officer, Secretary, Treasurer, Director - Class III

William J. Donovan	55	President, Chief Operating Officer and Director - Class III
Sean W. Kennedy	57	Director - Class II
Charles T. Nash	56	Director - Class I
Gina Marie Lindsey	52	Director - Class I
Michael R. Mace	55	Director - Class II (elected 1/21/07)
Gregory E. Hare	53	Chief Financial Officer
Darrell E. Hill	53	Vice President
Steven V. Lancaster	52	Vice President

Guardian’s Certificate of Incorporation, the board of directors is divided into three classes and, if the board consists of seven directors, the first class shall consist of three directors to hold office for a term of one year from the date of the ratification of their election by stockholders at the next meeting of stockholders held to consider such matter, the second class shall consist of two directors to hold office for a term of two years from the date of the ratification of his election by stockholders at the next meeting of stockholders held to consider such matter, and the third class shall consist of two directors to hold office for a term of three years from the date of the ratification of their election by stockholders at the next meeting of stockholders held to consider such matter.  At each succeeding annual meeting of stockholders, the successors to the class of directors whose terms shall then expire shall be elected to hold office for a term expiring at the third succeeding annual meeting.  Mr. Nash and Ms. Lindsey have been designated by the board as Class I directors, Messrs. Kennedy and Mace have been designated as Class II directors, and Messrs. Trudnak and Donovan have been designated as Class III directors.

Biographical information with respect to the present executive officers and directors of Guardian are set forth below. There are no family relationships between any present executive officers or directors.

Michael W. Trudnak, Chairman of the Board, Chief Executive Officer, Secretary, Treasurer and Director.  Mr. Trudnak was appointed Chairman of the Board, Secretary, and Chief Executive Officer and became a Class III director in June 2003.  From March 2003 and until the present, Mr. Trudnak has been Chairman of the Board, Chief Executive Officer, Secretary, Treasurer and a director of RJL. From October 2002 to March 2003, Mr. Trudnak was a consultant to certain telecommunications services companies. From April 2002 to October 2002, Mr. Trudnak was Chief Operating Officer and subsequently President, Chief Executive Officer and a director of Advanced Data Centers, Inc., a privately held telecommunications services company. From July 2001 to March 2002, Mr. Trudnak served as Vice President of Mid-Atlantic Sales for Equant N.V, a leading provider of global IP and data services to multinational companies. Prior to Equant's acquisition of Global One, Inc., in July 2001, Mr. Trudnak served as an Executive Director for South East Region Sales for Global One from June 1998 to July 2001, and from January 1996 to June 1998, served as Managing Director of Global One's sales and operations in France and Germany. From November 1989 through December 1995, Mr. Trudnak served as director of facilities engineering and then Senior Group Manager for Sprint International, a global telecommunications services provider. Mr. Trudnak has over twenty-five years of diversified executive management, sales, business operations, technical and administrative experience in the telecommunications industry. Mr. Trudnak served in the Marine Corps from April 1972 through January 1976.

William J. Donovan, President, Chief Operating Officer and Director. Mr. Donovan became a Class II director in August 2006. Mr. Donovan has been President and Chief Operating Officer since November 21, 2005. Also, from August 18, 2003, until January 30, 2006, Mr. Donovan was Chief Financial Officer. From January 2003 until August 2003, Mr. Donovan was an independent consultant to an affiliate of American Express Small Business Services. From September 1999 through December 2002, Mr. Donovan was CFO of Streampipe.com, Inc., a privately held streaming communications media company.  From October 1996 to August 1999, Mr. Donovan was Chief Operating and Financial Officer for TDI, Inc., a privately held international wireless telecommunications services company.   From October 1986 to October 1996, Mr. Donovan was Chief Financial Officer, Secretary, Treasurer and a director at Riparius Corporation, a privately held holding company with operating subsidiaries in the areas of real estate development, property management, general contracting, government contracting, and telecommunications engineering.  From October 1980 to October 1986, Mr. Donovan was the Controller for McCormick Properties, Inc., a publicly held commercial real estate subsidiary of McCormick & Company.  From July 1973 to October 1980, Mr. Donovan was the Controller for AMF Head Sports Wear, Inc., a privately held international sporting goods manufacturer and a subsidiary of AMF, Inc., a publicly held company.  Mr. Donovan received a Bachelor of Arts in History in 1973, from the University of Maryland, an MBA from the Sellinger School of Business, Loyola College, Baltimore, Maryland in 1982, and a Certificate in Accounting from the University of Maryland in 1978.  Mr. Donovan has been a Certified Public Accountant since 1982.  He is also a Certified Business Valuation & Transfer Agent, Business Brokers Network, 2002.  He has been on the Advisory Board for Nogika Corporation, a privately held software company, since 2001.

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

Gina Marie Lindsey, Director.  Ms. Lindsey became a Class I director in August 2006. Since October 2004 to the present, Ms. Lindsey has been Executive Vice President of McBee Strategic Consulting, LLC (“McBee Strategic Consulting”), a Washington, D.C. lobbying firm.   From August 1993 to August 2004, Ms. Lindsey was Aviation Director of the Seattle-Tacoma International Airport (Sea-Tac)/Port of Seattle.  From September 1991 to July 1993, Ms. Lindsey was Director of the Anchorage International Airport.  From November 1987 to September 1991, Ms. Lindsey was Development Manager and then Director of the Alaska International Airport System. From March 1981 to November 1987, Ms. Lindsey held various positions with the Department of Transportation and Public Facilities, including Statewide Aviation Manager. Ms. Lindsey is a member of the Airport Cooperative Research Board and the Executive Council for Next Generation Air Transportation System. Ms. Lindsey received a B.A. in Communications Media from Walla Walla College in 1976.

Charles T. Nash, Director.  Mr. Nash became a Class I director of Guardian in June 2004. Mr. Nash has approximately 23 years of military experience plus six years of leadership experience in emerging technology in the private sector.  Since October 2000, Mr. Nash has been President of Emerging Technologies International, Inc. (“ETII”), a privately held consulting company. ETII works to get high level technologies developed by small commercial companies inserted quickly, efficiently and inexpensively into applications/tools for immediate military use.  The company also works with government laboratories and acquisition agencies to facilitate speedy and effective “lab to fleet” technology interchanges and discussions. From April 1998 to October 2000, Mr. Nash was vice president of Emerging Technology Group of Santa Barbara Applied Research, Inc., a privately held defense consulting and emerging technology marketing company.  Prior to that, Mr. Nash served in various strategic military leadership positions, including: head of Strike/Anti-Surface Unit Warfare and Air to Air/Strike Support section on the staff of the Chief of Naval Operations, overseeing budget planning of approximately $18 billion; executive assistant to the Deputy Commander in Chief, U.S. Naval Forces Europe; and executive and commanding officer, Strike Fighter Squadron 137.  Mr. Nash retired from the U.S. Navy in 1998 with the rank of Captain U.S.N.  Mr. Nash is a frequent guest military and aviation analyst for Fox News Channel, WABC Talk Radio and several regional radio stations.  Mr. Nash earned a BS Aeronautics degree in 1973 from the Parks College of Aeronautical Technology, Saint Louis University, Cahokia, Illinois.

Michael R. Mace, Director.  Mr. Mace became a Class II director of Guardian on January 24, 2007.  Since October 1989, Mr. Mace has been CEO and Chairman of Sterling Acceptance Corporation and its subsidiary, D&M Industries, Inc., a manufacturer and distributor of commercial and residential architectural hardware, doors, frames, millwork, and key card locking systems.  Also, since October 2005, Mr. Mace has been CEO and President of Rocky Mountain College.  Since 1975, Mr. Mace has been the general partner of Mace Holdings LLP, a real estate development company.  Mr. Mace is a member of the board of directors of St. Vincent Hospitals-Sisters of Charity, Leavenworth, Kansas; chair-elect of the Rocky Mountain Technology Foundation-Billings Clinic, Rocky Mountain College; a trustee of the Rocky Mountain College; and a member of the board of directors of Montana Captive Insurance Association.  Mr. Mace earned a Bachelor of Science in business administration, with a specialization in finance and accounting, from Montana State University in 1974, and an MBA from the University of Montana-Carlson Graduate School of Management in 1996.

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

Steven V. Lancaster, Vice President, Business Development.  Mr. Lancaster has been a Vice President of Guardian (and prior to that of RJL) since May 2003.  From February 2001 to December 2002 Mr. Lancaster served as Assistant Vice President Global Large Account Sales for Global One Telecommunications, an international telecommunications company.  From November 1997 until February 2001 Mr. Lancaster was Executive Director Multinational Sales Management for the US, Asia, Europe and Latin America regions of Global One. From 1990 until November 1997 Mr. Lancaster was Group Manager, Global Account Management for Sprint International in Reston, Virginia.  From 1981 to 1990, Mr. Lancaster held various Engineering, Marketing and Sales positions with GTE, British Telecom and Sprint International. Mr. Lancaster has developed a wide breadth of experience as a business executive responsible for international business development, marketing, large account sales and management in his 22 years in the telecommunications industry.

Each officer of Guardian is appointed by the board of directors and holds his office at the pleasure and discretion of the board of directors or until his earlier resignation, removal or death.

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

The Board of Directors

The Board oversees the business affairs of Guardian and monitors the performance of management. During the fiscal year ended December 31, 2006, the Board held four meetings and handled certain business through unanimous written consents of its board in accordance with its by-laws and applicable Delaware law.  Members of the board of directors attended all of such meetings. Guardian has a policy of requesting all directors to attend annual meetings of stockholders.  Currently, the Board has three committees, an Audit, Compensation and Nominating Committee.  The membership and functions of such committees are described below.

Audit Committee

The Audit Committee consists of Michael R. Mace, Sean W. Kennedy and Charles T. Nash.  During 2006, the Audit Committee chairman was Mr. Mark A. Zorko, who resigned on December 21, 2006.  On January 24, 2007, Mr. Michael R. Mace was elected a director and appointed chairman of the Audit Committee.  The Audit Committee held nine meetings during fiscal 2006.   Members of the Audit Committee attended all of such meetings.  The board of directors has determined that each member of the Audit Committee is independent, as independence is defined in Section 121A of the American Stock Exchange listing standards.

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

Compensation Committee

The Compensation Committee consists of Sean W. Kennedy, Gina Marie Lindsey, and Charles T. Nash.  Mr. Kennedy was appointed chairman on September 14, 2004.  The board of directors has adopted a written charter for the Compensation Committee. The

Compensation Committee held two meetings during fiscal 2006.  Members of the Compensation Committee attended all of such meetings.

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

Nominating Committee

The Nominating Committee consists of three members, Messrs. Kennedy and Nash and Ms. Lindsey.  Mr. Nash has served as chairman.  The board has adopted a written charter for the Nominating Committee. The Nominating Committee held three meetings during fiscal 2006.  Members of the Nominating Committee attended all of such meetings.

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

AUDIT COMMITTEE EXPERT

We have designated Michael R. Mace as our “audit committee financial expert.”

CODE OF ETHICS

On August 29, 2003, we adopted a Code of Ethics for our chief executive officer, chief financial officer, principal accounting officer or controller, and persons performing similar functions.  A copy of the Code of Ethics has been posted to our website.  Our website address is www.guardiantechintl.com.

SECTION 16(a) COMPLIANCE AND REPORTING

Under the securities laws of the United States, the Company’s directors, executive officers, and certain securities holders of the Company’s common stock are required to report their initial ownership of the Company’s common stock and any subsequent changes in that ownership to the SEC.  Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates.

Based on our review of Forms 3, 4 and 5 submitted to us pursuant to Rule 16a-3 under the Exchange Act by our executive officers and directors with respect to our most recent fiscal year, there were no known (1) late reports, (2) transactions that were not reported, or (3) known failures to file a required report by such executives officers and directors.

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The material principles underlying our goals for executive compensation policies and decisions are intended to:

•	implement compensation packages which are competitive with comparable organizations and allow us to attract and retain the best possible executive talent;

•	relate annual and long-term cash and stock incentives to achievement of measurable corporate and individual performance objectives;

•	appropriately balance the mix of cash and non-cash short and long-term compensation;

•	encourage integrity in business dealings through the discretionary portion of our compensation package; and

•	align executives’ incentives with long-term stockholder value creation.

We determine the appropriate levels of total executive compensation, including for our named executive officers, and each compensation element, based on several factors, such as an informal benchmarking of our compensation levels to those paid by comparable companies, our overall performance, each individual executive officer’s performance, the desire to maintain level equity and consistency among our executive officers, and other considerations that we deem to be relevant.

In an effort to assist the Compensation Committee in the evaluation process, in August 2005, we engaged an independent compensation consultant to evaluate certain aspects of our compensation practices and to assist in developing our executive compensation program. To this end, the consultant developed a competitive peer group and performed benchmarking analyses of competitive compensation levels.  However, we have not implemented any formal or informal policy for allocating compensation between long-term and short-term, between cash and non-cash or among the different forms of non-cash compensation.

Our Compensation Committee reviews and approves all of our compensation policies.   Our Compensation Committee is responsible for evaluating the performance of all our named executive officers, their compensation levels, criteria for grants of stock options, and reviewing and evaluating the terms of their employment agreements.  Our Compensation Committee performs such tasks periodically and solicits the input of our executive officers.

Our executive compensation program during 2006 consisted of three principal elements: base salary, stock options, and severance and change in control benefits.  We also provided to two employees a car allowance. We compensate our named executive officers according to the terms of their employment agreements with us.  Our ability to provide any cash incentive compensation, plan or non-plan, has been constrained by our limited cash resources. Accordingly, our executive compensation arrangements have been relatively straight forward.

Moreover, due to our limited available cash, during 2006, four of our five named executives have deferred a significant portion of their base salaries which as of December 31, 2006 aggregated approximately $533,855.

 Elements of Compensation

The principal elements of our compensation package are as follows, although we have not provided cash based compensation other than for base salary. We may consider in the future other cash based compensation once we become able to do so.

•	base salary;

•	annual cash incentive bonuses;

•	long-term incentive plan awards using stock options;

•	severance benefits;

•	change in control benefits;

•	401(k) savings plans;

•	retirement benefits;

•	perquisites and other compensation.

Base Salary

The amount of base salary paid to our named executive officers is used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. When establishing base salaries for the executives, the Compensation Committee and management consider a number of factors, including the seniority of the individual, the functional role of the position, the level of the individual’s responsibility, the ability to replace the individual, the base salary of the individual at his prior employment and various qualified candidates to assume the individual’s role. Generally, we believe our executive’s base salaries should be targeted near the median of the range of salaries for executives in similar positions at comparable companies.

The base salary of each of our named executive officers is determined on the basis of such officer’s employment agreement with us.  At a minimum, our Compensation Committee reviews annually each executive officer’s base salary during our performance review. Base salaries may be adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance, experience and the our cash position.  During 2006, we did not increase the salary of any of our named executive officers and do not expect to be able to do so in the near future.  Also, as discussed above, during 2006, four of our named executive officers deferred part of their base salaries.

Annual Cash Incentive Bonus

Due to the limited cash available to us, we currently do not have a bonus plan and, during 2006, we did not make any annual cash incentive award to our employees, including our named executive officers.

 Long-Term Incentive Plan Awards

We believe our long-term performance is fostered by a compensation methodology which compensates all employees, including our named executive officers, through the use of stock-based awards that foster a continuing stake of each employee in our long-term success.    We currently utilize stock options, and reserve the right at a later date to utilize restricted stock awards and other rights to receive compensation based on the value of our stock. Currently, we do not have a plan requiring us to make any grant or award of stock options or other equity based awards, except for certain annual awards to members of our board of directors who are also independent, discussed under “Director Compensation and Benefits,” below.

Our policy is to grant stock options to new employees pursuant to our 2003 Stock Incentive Plan for the reasons discussed above.  The amount of such grant is determined by the Compensation Committee.  During 2006, we granted stock options to our new employees, including Mr. Hare, our Chief Financial Officer, who received 200,000 non-qualified stock options exercisable at a price of $2.40per share.  Generally, the options vest 50% after the first year of employment and the remaining 50% after the second year of employment and have an exercise price equal to the fair market value of our stock on the date of grant.   In January 2007, the Compensation

Committee approved the grant of stock options to all current employees for 2006 and 2007.  As part of our executive retention program, each named executive officer received 62,500 stock options for 2006 activities which options vest one year from the date of grant.

Our 2003 Stock Incentive Plan was adopted by our board of directors on August 29, 2003, and amended and restated on December 2, 2003.  The Plan was approved by stockholders at the special meeting of our stockholders that was held on February 13, 2004 which was to provide certain of our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of our stockholders. Recently, our 2003 Stock Incentive Plan has been the principal method for our executive officers to acquire equity interests in us. We believe that the annual aggregate value of these awards should be set near competitive median levels for comparable companies. However, due to the early stage of our business, we expect to provide a greater portion of total compensation to our executives through stock options rather than cash-based compensation.

Our Compensation Committee administers the 2003 Stock Incentive Plan, and consists of two or more directors appointed by our board of directors each of whom is a non-employee director and an outside director within the meaning of Section 162(m) of the Code, and determines the type and amount of awards to be granted to eligible employees, directors and consultants based upon the principles underlying our executive compensation program.  Awards under our 2003 Stock Incentive Plan are made throughout the year and are generally tied to Compensation Committee meetings. A total of 30,000,000 shares of our common stock are currently authorized for issuance under the 2003 Stock Incentive Plan. Shares subject to awards which expire, or are cancelled, or forfeited will again become available for issuance under the 2003 Stock Incentive Plan as described below. As of December 31, 2006, there were 4,151,100 shares reserved for issuance under the 2003 Stock Incentive Plan and 24,578,900 shares available for future awards.

Under the Plan, Guardian may issue options which will result in the issuance of up to an aggregate of 30,000,000 shares of our common stock. This aggregate number of shares and the number of shares in an award (as well as the option price) may be adjusted if the outstanding shares of Guardian are increased, decreased or exchanged through merger or other stock transaction.  The Plan provides for options which qualify as incentive stock options (Incentive Options or ISOs) under Section 422 of the Internal Revenue Code of 1986, as well as the issuance of non-qualified options (Non-Qualified Options) which do not so qualify. The shares issued by Guardian under the Plan may be either treasury shares or authorized but unissued shares as Guardian’s board of directors or the Compensation Committee may determine from time to time.

Under the Plan, Guardian may grant Non-Qualified Options to directors or consultants of Guardian and its subsidiaries at any time and from time-to-time as shall be determined by the Compensation Committee. The Plan also provides for the issuance of Incentive Options to any officer or other employee of Guardian or its subsidiaries as selected by the Compensation Committee. Options granted under the Plan must be evidenced by a stock option agreement in a form consistent with the provisions of the Plan.

The price at which shares of common stock covered by the option can be purchased is determined by the Compensation Committee. In the case of an Incentive Option, the exercise price shall not be less than the fair market value of Guardian’s common stock on the date the option was granted or in the case of any optionee who, at the time such incentive stock option is granted, owns stock possessing more than ten percent of the total combined voting power of all classes of stock of Guardian or a subsidiary, not less than one hundred ten percent of the fair market value of such stock on the date the Incentive Option is granted.

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

Except as specifically provided in an option agreement, options granted under the Plan may not be sold, pledged, transferred or assigned in any way, except by will or by the laws of descent and distribution, and during the lifetime of a participant to whom the Incentive Option is granted, the Incentive Option may be exercised only by the participant.

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

•

Non-Qualified Options.  A participant who receives Non-Qualified Options does not recognize taxable income upon the grant of an option, and Guardian is not entitled to a tax deduction.  Guardian is generally entitled to tax a deduction in an amount equal to the amount taxable to the participant as ordinary income in the year the income is taxable to the participant (generally when the option is exercised).  Any appreciation in value after the time of exercise will be taxable to the participant as capital gain (assuming it is a capital asset) and will not result in a deduction by Guardian.

•

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

•

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

Stock Options:

Stock option grants are typically made at the commencement of employment and generally thereafter by the Compensation Committee upon achievement of key strategic goals and on the anniversary of previous grants. Periodic stock option grants are made at the discretion of the Compensation Committee, and in appropriate circumstances the Compensation Committee may consider the recommendation of members of management. In January 2007, most employees were awarded non-qualified stock options, including the named executives officers, as footnoted in the below “Grants of Plan- Based Awards” table. The Compensation Committee determines the exercise price of options awards granted under our 2003 Stock Incentive Plan, but with respect to non-qualified stock options intended to qualify as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code, the exercise price must at least be equal to the fair market value of our common stock on the date of grant.

Our Compensation Committee determines the term of all options with a goal of competitiveness in the marketplace. Generally, the option awards vest 50% per year, over a two year period.  Each option shall expire on the earliest of (a) ten years from the date it is granted, (b) sixty days after the optionee dies or becomes disabled, (c) immediately upon the optionee's termination of employment or service or cessation of board service, whichever is applicable, or (d) such date as the board of directors or Compensation Committee shall determine, as set forth in the relevant option agreement; provided, however, that no ISO which is granted to an optionee who, at the time such option is granted, owns stock possessing more than ten percent of the total combined voting power of all classes of stock of Guardian or any of its subsidiaries, shall be exercisable after the expiration of five years from the date such option is granted. Option holders are also generally allowed to exercise a stock option at any time after the option has vested and become exercisable.

Unless otherwise determined by the Compensation Committee, the 2003 Stock Incentive Plan does not allow for the sale or transfer of awards under the plan other than by will or the laws of descent and distribution, and may be exercised only during the lifetime of the participant and only by such participant. We do not have a policy to recover awards if relevant performance measures upon which they were based are restated or otherwise adjusted in a manner that would reduce the size of a payment. Our 2003 Stock Incentive Plan terminates on August 29, 2013.

In anticipation of implementation of SFAS 123R, we accelerated the vesting of the outstanding options in December 2005, prior to adopting SFAS 123R.  We applied the guidance of SAB 107 in conjunction with the adoption of SFAS 123R.  This acceleration was for all employees, including the named executive officers.

Restricted Stock:

Currently, we do not utilize restricted stock as a means of compensating our employees, including our named executive officers; however, we may do so in the future.

Severance and Change in Control Benefits

Our named executive officers are covered by employment agreements which specify payments in the event the executive’s employment is terminated. The type and amount of payments vary by executive level and the nature of the termination. These termination benefits are payable if and only if the executive’s employment terminates as specified in the applicable employment agreement.  Also, two of our named executive officers, Mr. Donovan and Mr. Hare, have employment agreements that require us to make certain payments in the event of a change in control and upon the occurrence of certain other material events.

Our primary reason for including termination and change in control benefits in compensation packages is to attract and retain the best possible executive talent. We believe our termination benefits are competitive with general industry packages. For a further description of these severance benefits, see “—Employment Agreements” and “Severance and Change in Control Benefits” below.

In addition, our 2003 Stock Incentive Plan provides that in the event of our “change in control,” the Compensation Committee may otherwise determine the status of unvested options or restricted stock, including, without limitation, whether the successor corporation will assume or substitute an equivalent award, or portion thereof, for each outstanding award under the plan or, if there is no assumption or substitution of unvested outstanding awards, such unvested awards may be canceled.

 401(k) Savings Plan

We maintain a tax-qualified retirement plan that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to participate in the 401(k) plan as of the first day of the month following 90 days of employment. The 401(k) plan permits us to make profit sharing contributions to eligible participants, although we currently do not match contributions. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. All employee contributions are 100% vested. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan. We believe that offering a 401(k) retirement plan fosters our ability to attract and retain the best possible executive talent.

Deferred Compensation and Pension Plans

Currently, we do not have a company sponsored deferred compensation or pension plan for all employees, including our named executive officers.

Perquisites and Other Compensation

During the fiscal year ended December 31, 2006, two of our named executive officers received reimbursement of up to $6,000 annually for automobile expenses as required under the terms of their employment agreements. See “—Employment, Severance and Change in Control Arrangements,” below.  Currently, we do not provide short or long term disability or life insurance coverage for employees, including our named executive officers, as a result of our current cash position.  We do provide health care benefits to all employees including our named executive officers, and such benefits are contributory.

We intend to continue to maintain executive benefits and perquisites for officers, however, the Compensation Committee may in its discretion revise, amend or increase named executive officers’ perquisites as it deems advisable. We believe these benefits and perquisites are currently not above median competitive levels for comparable companies and are beneficial in attracting and retaining executive talent.

Equity Ownership Guidelines

Currently, we do not have any equity ownership guidelines for our executive officers or directors.

Role of Executive Officers in Executive Compensation

The Compensation Committee considers management’s recommendation and other factors mentioned above in determining the compensation payable to each of the named executive officers as well as the compensation of the members of the board of directors.

Summary Compensation Table

The following Summary Compensation Table sets forth the compensation earned or awarded to our CEO, President and COO, CFO and other named executive officers during the fiscal year ended December 31, 2006.

Name and Principal Position	Year	Compensation ($)
		Salary	Bonus	Stock Options Awards (1)	All Other (2)	Total

Michael W. Trudnak (3)	2006	$275,000	$-	$-	$6,000	$281,000
Chairman, CEO

William J. Donovan (4)	2006	265,000	-	-	6,000	271,000
President/COO

Gregory E. Hare (5)	2006	200,000	-	412,000	-	612,000
Chief Financial Officer

Steven V. Lancaster	2006	125,000	-	-	-	125,000
Vice President

Darrell E. Hill (6)	2006	125,000	-	-	-	125,000
Vice President

(1) Reflects the grant date fair value of the options estimated using option-pricing models calculated in accordance with FAS 123(R). See Note 2 "Significant Accounting Policies" to the Consolidated Financial Statements for a discussion of the relevant assumptions used in calculating the grant date fair value pursuant to FAS 123(R).

(2) All Other Compensation consists of monthly automobile allowance expenses.
(3) For Mr. Trudnak, includes 2006 accrued and unpaid salary of 163,033, for a cumulative deferral of $240,423.
(4) For Mr. Donovan, includes 2006 accrued and unpaid salary of $129,257.
(5) For Mr. Hare, includes 2006 accrued and unpaid salary of $114,182.
(6) For Mr. Hill, includes 2006 accrued and unpaid salary of $49,993.

Grants of Plan-Based Awards Table

The following table sets forth information regarding stock option awards to our named executive officers under our 2003 Stock Incentive Plan during the fiscal year ended December 31, 2006.

Name (1)	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)

Michael W. Trudnak	-	0	$0.00
William J. Donovan	-	0	0.00
Gregory E. Hare	1/16/2006 (2)	200,000	2.40
Steven V. Lancaster	-	0	0.00
Darrell E. Hill	-	0	0.00

(1) In addition to the non-qualified stock options reflected above, 62,500 options were granted to each of the named executive officers in January, 2007 related to calendar year 2006.  The options price per share is $0.82, for a total fair value on the grant date of $51,250 for each named executive officer.

(2) Two year vesting period with 50% vested after year one, and 50% vested after year two.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for each named executive officer regarding the number of shares subject to exercisable and unexercisable stock options as of December 31, 2006.

ExercisableUnexercisable

Michael W. Trudnak

Name	Option Awards (1)
	Number of Securities Underlying Unexercised Options (#)				Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)		Option Expiration Date

450,000		0		0		$0.36		2/18/2014
	10,000		0		0		3.60		2/18/2014

William J. Donovan	200,000		0		0		0.50		8/18/2013
	600,000		0		0		0.50		2/18/2014
	10,000		0		0		3.60		2/18/2014
	200,000		0		0		2.67		11/21/2015

Gregory E. Hare	0		200,000		0		2.40		1/16/2016

Steven V. Lancaster	250,000		0		0		0.50		2/18/2014
	10,000		0		0		3.60		2/18/2014

Darrell E. Hill	460,000		0		0		0.50		2/18/2014
	10,000		0		0		3.60		2/18/2014

(1) In addition to the non-qualified stock options reflected above, 62,500 options were granted to each of the named executive officers in January, 2007 related to calendar year 2006.  The options price per share is $0.82, for a total fair value on the grant date of $51,250 for each named executive officer.

Option Exercises Table

The following table sets forth information for each named executive officer regarding the number of shares acquired upon the exercise of stock options during the year ended December 31, 2006, and the aggregate dollar value realized upon the exercise of the option.  We currently do not have stock appreciation rights (SARs) or restricted stock plans.

Name	Option Awards
	Number of Shares Acquired on Exercise (#)	Value Realized On Vesting ($) (1)

Michael W. Trudnak	0	$0
William J. Donovan	0	0
Gregory E. Hare	0	0
Steven V. Lancaster	400,000	540,000
Darrell E. Hill	200,000	320,000

(1) Represents the difference between the market price at exercise and the exercise price.

Employment, Severance and Change in Control Arrangements

 The employment agreements for each named executive officer are multiple years in duration. Each of the named executive officers employment agreement provides for an annual base salary and a discretionary annual incentive cash bonus and/or equity awards.  In subsequent years, the amount of annual incentive cash and/or equity award bonus is subject to determination by our board of directors without limitation on the amount of the award. Each of the agreements provides for a severance payment over a prescribed term in the event the named executive is terminated without cause, including for Mr. Donovan and Mr. Hare, if their duties are materially changed in connection with a change in control. Each agreement also provides that no severance payment is due in the event of termination for cause, which includes termination for willful misconduct, conviction of a felony, dishonesty or fraud. Each agreement further contains an agreement by the named executive officer not to compete with us for a defined term equal in length to the applicable severance payment in the respective employment agreement, which we feel is reasonable and consistent with industry guidelines.

Michael W. Trudnak.   Mr. Trudnak serves as Chairman of the Board, Secretary, and Chief Executive Officer and is a Class III director.  We entered into an employment agreement with Mr. Trudnak, which commenced on January 1, 2003.  We amended his agreement effective December 10, 2004. The amended agreement is for a three year term commencing June 26, 2003, and automatically renews for successive one year terms unless earlier terminated.  Mr. Trudnak’s employment agreement automatically renewed for a further one year term on June 25, 2006.  The employment agreement provides for annual compensation to Mr. Trudnak of $275,000 and a monthly automobile allowance of $500.  The agreement provides for incentive compensation and/or bonuses as determined by Guardian, participation in Guardian’s stock option plan, and participation in any Guardian employee benefit policies or plans.  The employment agreement may be terminated upon the death or disability of the employee or for cause, in which event Guardian’s obligation to pay compensation shall terminate immediately.  In the event the agreement is terminated by us other than by reason of the death or disability of the employee or for cause, the employee is entitled to payment of his base salary for one year following termination.  The employee may terminate the agreement on 30 days’ prior notice to Guardian. The employee has entered into an employee proprietary information, invention assignment and non-competition agreement, pursuant to which the employee agrees not to disclose confidential information regarding Guardian, agrees that inventions conceived during his employment become the property of Guardian, agrees not to compete with the business of Guardian for a period of one year following termination of employment, and agrees not to  solicit employees or customers of Guardian following termination of employment.

William J. Donovan.   Mr. Donovan serves as President and Chief Operating Officer of Guardian, and previously served as Chief Financial Officer.  We entered into a new employment agreement with Mr. Donovan on November 21, 2005, which superseded his previous employment agreement with Guardian, dated effective August 18, 2003.  The new employment agreement is for a term of three (3) years unless earlier terminated, and is automatically renewed for a one (1) year term unless earlier terminated.  The employment agreement provides for an annual salary of $265,000.  The agreement provides for annual performance bonuses based on goals established by Guardian and agreed to by Mr. Donovan, a monthly automobile allowance of $500, participation in our stock option and other award plans (which options or awards shall immediately vest upon a “change in control”), and participation in any benefit policies or plans adopted by us on the same basis as other employees at Mr. Donovan’s level.

The employment agreement may be terminated by Mr. Donovan on 30 days’ prior written notice.  The employment agreement may be terminated by us by reason of death, disability or for cause.  In the event the agreement is terminated for death or disability of the employee, our obligation to pay compensation to the employee shall terminate immediately; provided that if we do not maintain disability insurance for the employee, he is entitled to be paid his base salary for one year following his disability.  In the event the he is terminated other than by reason of his death, disability, for cause, or change in control, Mr. Donovan is entitled to payment of his base salary for one year following termination.  Further if Mr. Donovan terminates his employment for the following material reasons (each a “material reason”): written demand by us to change the principal workplace of the employee to a location outside of a 50-mile radius from the current principal address of Guardian; a material reduction in the number or seniority of personnel reporting to employee or a material reduction in the frequency  or in nature of matters with respect to which such personnel are to report to employee, other than as part of a company-wide reduction in staff; an adverse change in employee’s title; a material decrease in employee’s responsibilities; or a material demotion, Mr. Donovan is entitled to be paid the greater of the base salary remaining under the employment agreement or twelve months base salary.

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

Also, Mr. Donovan has entered into a proprietary information, invention assignment and non-competition agreement (“non-competition agreement”), pursuant to which he has agreed not to disclose confidential information regarding us, agrees that inventions conceived during his employment become our property, agrees not to compete with our business for a period of one year following termination or expiration of his employment, and agrees not to solicit our employees or customers following termination of his employment.  The employment agreement provides for arbitration in the event of any dispute arising out of the agreement or his employment, other than disputes arising under the non-competition agreement.

Gregory E. Hare.  Mr. Hare serves as our Chief Financial Officer. We entered into an employment agreement with Mr. Hare commencing on January 30, 2006. The employment agreement is essentially the same as the agreement we entered into with Mr. Donovan, except that the agreement is for a term of two (2) years unless earlier terminated and is automatically renewed for an additional one (1) year term unless earlier terminated.  The employment agreement provides for a base salary of $200,000 per annum and no automobile allowances. The agreement provides for annual performance bonuses based on goals established by us and agreed to by Mr. Hare, participation in our stock option and other award plans, and participation in any company benefit policies or plans adopted by us on the same basis as other employees at Mr. Hare’s level.  We agreed to grant to Mr. Hare, subject to approval of our Compensation Committee, stock options to purchase 200,000 shares of our common stock pursuant to our 2003 Stock Incentive Plan, one-half of which options will vest on the one year anniversary of the commencement of his employment and the remaining options vesting on the two year anniversary of the commencement of his employment.

Also, Mr. Hare has entered into a proprietary information, invention assignment and non-competition agreement (“non-competition agreement”), pursuant to which he has agreed not to disclose confidential information regarding us, agrees that inventions conceived during his employment become our property, agrees not to compete with our business for a period of one year following termination or expiration of his employment, and agrees not to  solicit our employees or customers following termination of his employment.  The employment agreement provides for arbitration in the event of any dispute arising out of the agreement or his employment, other than disputes arising under the non-competition agreement.

Steven V. Lancaster and Darrell E. Hill.  We entered into employment agreements with Mr. Hill, Vice President, Program Management, and Mr. Lancaster, Vice President, Business Development which we amended on December 10, 2004.  The amended agreements are essentially the same as the agreements with Mr. Trudnak, except that the agreements provide for base salaries of $125,000 per annum and no automobile allowances. Each of Messrs. Lancaster’s and Hill’s employment agreements automatically renewed for a further one year term on May 19, 2006.

Each of the foregoing agreements provides that the employee shall be entitled to participate in any stock option plan that we subsequently adopt, including the 2003 Stock Incentive Plan. Mr. Trudnak’s original employment agreement provided for the grant of an aggregate of 400,000 shares of our restricted stock. However, effective June 21 2004, Mr. Trudnak agreed to accept in lieu of the issuance of such shares, ten year nonqualified options to purchase an aggregate of 400,000 shares of common stock at an exercise price of $.36 per share. Also, each of Messrs. Hill’s and Lancaster’s original employment agreements provided for the grant of 200,000 shares of our restricted stock. However, effective June 21 2004, each of Messrs. Hill and Lancaster agreed to accept in lieu of the issuance of such shares, ten year nonqualified options to purchase an aggregate of 200,000 shares of common stock at an exercise price of $.50 per share.

Potential Payments upon Termination or Change in Control

As described under “Employment, Severance and Change in Control,” above, we are required to make certain severance payments to all of our named executive officers and provide certain change in control benefits to Mr. Donovan and Mr. Hare.  In the event of the occurrence of such events, such named executive officer, as applicable, would be entitled to (a) cash payments of any unpaid base salary through the date of termination and any accrued vacation pay and severance pay and (b) in certain cases, the accelerated vesting of outstanding stock options and restricted stock.  Healthcare benefits would be continued at the individuals’ election and cost through the COBRA plan.  Perquisites would be discontinued upon termination.

Cash Severance and Change in Control Payments

The following table summarizes the potential payments and benefits payable to each of our named executive officer upon termination of employment or change in our control assuming our named executive officers were terminated on December 31, 2006:

Name	Other Than Death, Disability, or Cause (1)	Disability (1)	Material Reason (1)	Change in Control (2)

Michael W. Trudnak	$275,000	$-	$0	$0
William J. Donovan	265,000	265,000	265,000	397,500
Gregory E. Hare	200,000	200,000	200,000	300,000
Steven V. Lancaster	125,000	0	0	0
Darrell E. Hill	125,000	0	0	0

(1) Represent 12 months salary, and does not include accrued and unpaid salary, nor earned and unused vacation.
(2) Represent 18 months salary, and does not include accrued and unpaid salary, nor earned and unused vacation.

Acceleration o f Vesting of Option Awards

If our named executive officers were terminated on December 31, 2006, the applicable officer is entitled to automatically and immediately vest in his or her outstanding stock options, as described in the table below:

Name/Circumstances	Description of Equity Awards

Gregory E. Hare (Change of Control, Death, or Disability)	200,000 options immediately vest and become exercisable in full at a total exercise value of $480,000 (average of $2.40 per share).

Pension Benefits

None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

Non-Qualified Deferred Compensation

None of our named executive officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans by us. The Compensation Committee may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if the Compensation Committee determines that doing so is in our best interests.

Director Compensation and Benefits

Under our “Policy Regarding Compensation of Independent Directors,” which we adopted on December 22, 2005 (Policy), we furnish the following compensation to our independent directors:

•

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

•

Each newly appointed director receives a one-time grant of 10,000 non-qualified stock options, which options vest and become exercisable one year after the date of grant.

•

Each director who was a director on January 1, 2005, also receives a one-time (true-up) grant of 10,000 non-qualified stock options that vest and become exercisable one year from the grant date.

•

Effective December 31, 2005, the vesting of options issued to our current directors was accelerated and such options became immediately exercisable.

•

We reimburse our independent directors for out of pocket expenses in connection with travel to and attending board and committee meetings.

All of the options we issue to independent directors are pursuant to our 2003 Stock Incentive Plan.  The options are exercisable for a period of ten years and at a price equal to the fair market value of Guardian’s common stock on the date of grant.

The board, at its discretion, may grant additional awards of options, restricted stock and/or cash compensation to its independent directors as it may determine from time to time.

Our Policy may be amended, altered or terminated at the election of the board, provided no amendment, alteration or terminations shall have a retroactive effect or impair the rights of an independent director under any option grant theretofore granted.

Our directors who are also officers of or employed or engaged as consultants by Guardian or any of its subsidiaries are not additionally compensated for their board activities.

The following table sets forth compensation to our independent directors in 2006. Currently, our independent directors only receive stock option awards as compensation for their services to us and do not receive any cash compensation other than reimbursement of expenses.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total $

Sean W. Kennedy (2)	$0	$0	$14,175	$0	$0	$0	$14,175
Charles T. Nash (2)	0	0	14,175	0	0	0	14,175
Gina Marie Lindsey	0	0	29,100	0	0	0	29,100
Marko A. Zorko (3)	0	0	0	0	0	0	0
Michael Mace (4)	0	0	0	0	0	0	0

(1) Reflects the grant date fair value estimated using option-pricing models calculated in accordance with FAS 123(R). See Note 2 "Significant Accounting Policies" to the Consolidated Financial Statements for a discussion of the relevant assumptions used in calculating the grant date fair value pursuant to FAS 123(R).

(2) Represents options granted in January 2007 of (i) 12,500 options related to calendar year 2006 director activities; and (ii) 10,000 options for a true-up of 2005 options, consistent with provisions in the adoption on December 22, 2005 of "Policy Regarding Compensation of Independent Directors" as outlined above. The options have a grant date fair value calculated in accordance with FAS 123(R).

(3) Resigned effective 12/21/06.
(4) New director effective 1/24/07.

Other Arrangements

We maintain a “claims made” officers and directors liability insurance policy with coverage limits of $5,000,000 and a maximum $200,000 deductible amount for each claim.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of March 19, 2007, the beneficial ownership of our common stock by (i) any person we know who is the beneficial owner of more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.  As of March 19, 2006 there were 34,584,849 shares of our common stock issued and outstanding.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (1)		% of Common Stock Beneficial Ownership

Michael W. Trudnak	5,311,000	(2)	15.2%
William J. Donovan	1,020,200	(3)	2.9%
Darrell E. Hill	735,700	(4)	2.1%
Steve V. Lancaster	734,000	(5)	2.1%
Gregory E. Hare	100,000	(6)	*
Sean W. Kennedy	53,550	(7)	*
Charles T. Nash	23,000	(8)	*
Gina Marie Lindsey	10,000	(9)	*
Michael R. Mace	-	(10)	*
All executive officers and directors as a group (9 individuals)	7,987,450	(11)	21.6%

Robert A. Dishaw	4,645,644	(12)	13.4%
Tobin Family Trust	2,073,261	(13)	6.0%

* Represents less than 1%

(1)

Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, and is generally determined by voting powers and/or investment powers with respect to securities.  Unless otherwise noted, all shares of common stock listed above are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them.  Such person or entity’s percentage of ownership is determined by assuming that any options or convertible securities held by such person or entity which are exercisable within 60 days from the date hereof have been exercised or converted as the case may be.  All addresses, except as noted, are c/o Guardian Technologies International, Inc., 516 Herndon Parkway, Herndon, Virginia 20170.

(2)

Mr. Trudnak - includes 460,000 shares underlying options to purchase shares of common stock which are currently exercisable. Does not include shares underlying 125,000 options that are not currently exercisable.

(3)

Mr. Donovan - includes 1,010,000 shares underlying options to purchase shares of common stock which are currently exercisable. Does not include 125,000 shares underlying options that are not currently exercisable.

(4)

Mr. Hill - includes 470,000 shares underlying options to purchase shares of common stock which are currently exercisable.  Does not include shares underlying 93,750 options that are not currently exercisable.

(5)

Mr. Lancaster - includes 260,000 shares underlying options to purchase shares of common stock which are currently exercisable.  Does not include shares underlying 125,000 options that are not currently exercisable.

(6)

Mr. Hare – includes 100,000 shares underlying options to purchase shares of common stock which are currently exercisable.  Does not include shares underlying 225,000 options that are not currently exercisable.

(7)

Mr. Kennedy - includes 25,500 shares underlying options to purchase shares of common stock which are currently exercisable.  Includes 10,550 shares of common stock owned by Mr. Kennedy’s wife with respect to which Mr. Kennedy disclaims beneficial ownership.  Does not include shares underlying 35,000 options that are not currently exercisable.

(8)

Mr. Nash - includes 18,500 shares underlying options to purchase shares of common stock which are currently exercisable.  Does not include shares underlying 35,000 options that are not currently exercisable.

(9)	Ms. Lindsey - does not include shares underlying 25,000 options that are not currently exercisable.
(10)	Mr. Mace - does not include shares underlying 12,500 options that are not currently exercisable.
(11)

All executive officers and directors as a group (9 individuals) - includes shares underlying options to purchase an aggregate of 460,000, 1,010,000, 470,000, 260,000, 100,000, 25,500, and 18,500 shares of common stock which are currently exercisable that have been granted to Messrs. Trudnak, Donovan, Hill, Lancaster, Hare, Kennedy, and Nash, respectively.  Does not include shares underlying options to purchase an aggregate of 125,000, 125,000, 93,750, 125,000, 225,000, 35,000, 35,000, 25,000, 12,500, shares of common stock that are not currently exercisable that have been granted to Messrs. Trudnak, Donovan, Hill, Lancaster, Hare, Kennedy, Nash, Lindsey, and Mace, respectively.

(12)

Includes 10,000 shares underlying options to purchase shares of common stock which are currently exercisable.   The number of shares owned by Mr. Dishaw is based solely upon information contained in a Form 4 filed by Mr. Dishaw on December 28, 2006.  The address for Mr. Dishaw as set forth in his Form 4 is 848 Brickell Key Drive, Suite 2006, Miami, Florida 33131.

(13)

Mr. Morrie Tobin and his wife Gale Tobin are the trustees of the Tobin Family Trust and have shared voting and dispositive power with regard to such shares.  The number of shares owned by the trust and the foregoing information is based solely upon information contained in an amended Schedule 13G/A filed by Mr. and Mrs. Tobin and the trust with the SEC on February 12, 2007.  The address for the trust is 40 Bassano Road, Toronto, Ontario, Canada.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the executive and director compensation arrangements, including employment and change in control arrangements discussed above under Item 11 - Executive Compensation, the following is a description of transactions since January 1, 2006, to which we have been a party in which the amount involved in the transaction exceeded or will exceed $120,000, and in which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Consulting Agreement with Mr. Dishaw and Change-in-Control Arrangement

Effective November 21, 2005, Mr. Robert A Dishaw resigned as President and Chief Operating Officer of Guardian and Guardian and we agreed with him to terminate his employment agreement, dated December 10, 2004.  However, Mr. Dishaw remained a director and provided consulting services to Guardian under a consulting services agreement, dated effective November 21, 2005.  Mr. Dishaw resigned as a director on August 14, 2006, and remains a principal stockholder.

The consulting services agreement provides that Mr. Dishaw will perform services with regard to the distribution of our products through EGC International, Inc., and that he shall be the primary intermediary with EGC. The agreement is for a term of three (3) years unless earlier terminated.  We have agreed to pay him a consulting fee of $180,000 during year one, $130,000 during year two, and $80,000 during year three.  Mr. Dishaw will also be entitled to be paid a sales override commission of 3% of gross revenues from sales of Guardian products to EGC or its resellers and 3% of gross revenues from sales of our products to certain approved clients.  Mr. Dishaw is entitled to continue to participate in our benefit policies and plans and to receive reimbursement of reasonable expenses.  The agreement may be terminated by Mr. Dishaw upon thirty (30) days’ prior written notice. The agreement may also be terminated by reason of his death, disability, for cause, or by reason of a “change in control” of us.  In the event of termination by reason of death or cause, he is not entitled to any further compensation.  In the event of termination by reason of disability, he is entitled to receive a lump sum of $50,000 within 30 days of termination, subject to our right to have the agreement reinstated in the event he is able to resume his duties under the agreement.  Upon the occurrence of a change in control, he is entitled to receive a discounted lump sum equal to the remaining compensation due under the agreement.  The term “change in control” means:

•

Acquisition by any person or group of our securities representing 50% or more of our common stock and/or combined voting power of its outstanding securities;

•

Substantially all of our assets or assets that constitute a substantial or material business segment are sold, exchanged, transferred or otherwise disposed of;

•

Our shareholders approve a merger, consolidation, share exchange, division or other reorganization or transaction of Guardian with another person, other than a transaction that would result in our voting securities outstanding immediately before the transaction continuing to represent at least two-thirds of the combined voting power immediately after such transaction of (i) Guardian’s outstanding securities, (ii) the surviving entity’s securities, or (iii) in the case of a division, the outstanding securities of each entity resulting from the division, in each case that have the right under ordinary circumstances to elect a majority of such entity’s board of directors or other governing body;

•

During any period of twenty-four months, individuals who at the beginning of such period constituted our board of directors cease for any reason to constitute at least a majority of the board of directors of Guardian.

The agreement provides for mutual releases of all claims, including claims arising out of Mr. Dishaw’s employment by Guardian and for mutual indemnification.   The agreement also provides that if certain disputes are not resolved within 30 days by the parties, such disputes may be referred to binding arbitration.

Also, Mr. Dishaw has entered into a proprietary information, invention assignment and non-competition agreement, pursuant to which he has agreed not to disclose confidential information regarding us, agrees that inventions conceived during his employment/engagement become our property, agrees not to compete with our business for a period of one year following termination or expiration of his engagement, and agrees not to  solicit our employees or customers following termination of his engagement.

Consulting Agreement with McBee Strategic Consulting

On March 15, 2006, we entered into an agreement with McBee Strategic Consulting.  Under the agreement, McBee has agreed to provide to us certain general business and governmental consulting related to federal legislative and regulatory activity.  The agreement provides that we will pay to McBee a monthly retainer of $15,000.  The agreement is for a term of one year with annual renewals unless otherwise terminated by either party.  During fiscal year 2006, we paid to McBee approximately $52,500.  Ms. Lindsey, who became a director of Guardian in August 2006, is employed as a Vice President of McBee, but does not have an ownership interest in McBee.  Ms. Lindsey receives a salary and employee benefits from McBee Strategic Consulting and, to the extent thereof, may be deemed to have an interest in the transaction.  The agreement with McBee was reviewed and approved by the board of directors prior to the appointment of Ms. Lindsey to the board of directors.

Loans from Our Chief Executive Officer

On April 21, 2006, we entered into a Loan Agreement with Mr. Michael W. Trudnak, the Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned us $200,000.  We issued a non-negotiable promissory note, dated effective April 21, 2006, to Mr. Trudnak in the principal amount of $200,000.  The note is unsecured, non-negotiable and non-interest bearing.  The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default.  The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which we are a party or by which we or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  We agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum.  The note is not assignable by Mr. Trudnak without our prior consent.  We may prepay the note in whole or in part upon ten days notice.  On October 21, 2006, Mr. Trudnak extended the due date of the loan to December 31, 2006. Subsequently, on October 3 and October 18, 2006, Mr. Trudnak loaned to us $102,000 and $100,000, respectively, on substantially the same terms as the April 21, 2006 loan, except that each loan is due six months after the date thereof.  Accordingly, following such additional loans, we owed an aggregate of approximately $402,000 to Mr. Trudnak.  On November 10, 2006, Mr. Trudnak extended the due dates of such loans to May 31, 2007, except that $100,000 of the April 21, 2006, loan becomes due upon our raising $2,500,000 in financing after November 6, 2006, and the remaining amount of such loans become due upon our raising an aggregate of $5,000,000 in financing after November 6, 2006, and prior to May 31, 2007.  Following the first closing of our Debenture and Series D Warrant financing on November 8, 2006, we repaid the $100,000 in principal amount of the April 1, 2006, loan to Mr. Trudnak.  As of January 31, 2007, we owed Mr. Trudnak an aggregate of approximately $302,000.   The terms of the above transaction were reviewed and approved by our audit committee and by our board of directors.

Review, approval or ratification of transactions with related parties

Our policy is to have any transaction, other than one that involves compensation between us and any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, be consummated only if approved by our audit committee and only if the transaction is an arm’s length transaction and reasonable and fair to Guardian. The approval of our compensation committee is required to approve any transaction that involves compensation to our directors and executive officers.  This approval process does not apply to a transaction that is available to employees generally.

 Independent Directors

Our board of directors has determined that the following directors are independent as “independence” is defined in Section 121A of the American Stock Exchange listing standards, the standard we have adopted for determining the independence of our directors: Sean W. Kennedy, Charles T. Nash, Gina M. Lindsey and Michael R. Mace.  The board of directors maintains an audit committee, nominating committee and compensation committee as discussed under Item 10 – Directors and Executive Officers of the Registrant, above.  The current members of such committees as of the date of the filing of this report are as follows:

Audit

-

Michael R. Mace

Sean W. Kennedy

Charles T. Nash

Compensation

-

Sean W. Kennedy

Charles T. Nash

Gina Marie Lindsey

Nominating

-

Sean W. Kennedy

Charles T. Nash

Gina Marie Lindsey

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

The Audit Committee of the Board of Directors of the Company has appointed the firm of Goodman & Company, L.L.P. to serve as independent auditors of the Company for the fiscal year ending December 31, 2006.  Goodman & Company, L.L.P. was first appointed on July 19, 2005.  Goodman & Company, L.L.P. audited the Company’s financial statements as of, and for the year ended, December 31 of each year since the initial appointment, as well as the reaudit of fiscal years ended December 31, 2003 and 2004.  Goodman & Company, L.L.P. also reviewed our interim reports for fiscal years ended December 31, 2004, 2005 and 2006.

Our previous independent audit firm was Aronson & Company.  They were appointed to serve as our independent auditors for the annual audit of the Company’s fiscal 2003 and 2004 financial statements, and the interim review of the Company’s Form 10-QSB for fiscal years 2003 and 2004, as well as the review of the financial statements included in the Company’s 2005 first quarter Form 10-Q.

For the fiscal years ended December 31, 2006, and 2005, the Company paid (or will pay) the following fees for services rendered during the year or for the audit in respect of those years:

Fee Type	2006	2005

Audit Fees (1)	$232,915	$105,386
Audit -Related Fees (2)	73,862	-
Tax Fees (3)	7,657	13,747
All Other Fees (4)	-	-
Total	$314,434	$119,133

(1) Represents fees for professional services rendered in connection with the audit of the annual financial statements, and review of the quarterly financial statements for each fiscal year.  Fiscal 2006 reflect fees to Goodman & Company, L.L.P., including $157,334 for the reaudit and related reviews for Fiscal 2003, 2004, and the first quarter of Fiscal 2005, and $75,581 for the audit and related related reviews for Fiscal 2005 and 2006.  Fiscal 2005 reflects fees to Goodman & Company, L.L.P. of $40,969 and to Aronson & Company of $64,417.

(2) Represents fees for professional services rendered in connection the assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements, such as SEC filings, acquisition due diligence and related services.  Fiscal year 2006 reflect fees to Goodman & Company, L.L.P.

(3) Represents fees for tax compliance services. Fiscal 2006 represents fees to Goodman & Company, L.L.P. and Fiscal 2005 represents fees to Aronson & Company.

(4) Represents fees for professional services other than those described above.  None of such services were approved pursuant to the de minimis exception provided in Rule 2-01 (7) (i)(C) of Regulation S-X.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

The financial statements of the Company for the fiscal years covered by this Annual Report are located on page 90 of this Annual Report.

(a) The following financial statements and those financial statement schedules required by Item 8 hereof are filed as part of this report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm,

Consolidated Balance Sheets as of December 31, 2006, and 2005,

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004,

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2006, 2005, and 2004,

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004,

Notes to Consolidated Financial Statements.

2. Financial Statement Schedules:

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K.  Financial statement schedules have been omitted since they are not required, not applicable, or the information is otherwise included.

(b) The following exhibits are filed as part of this Annual Report on Form 10-K:

The following exhibits are filed as part of this Registration Statement:

EXHIBITS

Incorporated by Reference From
Exhibit No.	Exhibit Description	Form	Filing Date	Filed Herewith
2.1	Amended and Restated Agreement and Plan of Reorganization dated effective June 12, 2003, by and among the Company, RJL Marketing Services, Inc., and the shareholders of RJL Marketing Services, Inc.	8-K	06/27/2003
2.2	Stock Purchase Agreement, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards and Susan Richards.	8-K	07/30/2004
2.3	Promissory Note, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan Richards.	8-K	07/30/2004
2.4	Cash Escrow Agreement, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., The Business Bank of Virginia, Martin Richards, and Susan Richards.	8-K	07/30/2004
2.5	Stock Escrow Agreement, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Mintz Levin, Martin Richards, and Susan Richards..	8-K	07/30/2004
2.6	Service Agreement, dated July 27, 2004, between Wise Systems Ltd. and Martin Richards.	8-K	07/30/2004
2.7	Deed of Covenant (Non-Competition Agreement), dated July 27, 2004, between the Company and Martin Richards.	8-K	07/30/2004
2.8	Deed of Covenant (Non-Competition Agreement), dated July 27, 2004 between the Company and Susan Richards	8-K	07/30/2004
3.1	Certificate of Incorporation	10-KSB	04/15/2004
3.2	Articles of Amendment to Certificate of Incorporation	10-KSB	04/15/2004
3.3	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock.	10-QSB	08/15/2003
3.4	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock.	10-QSB	08/15/2003
3.5	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, dated September 24, 2003.	10-QSB	11/14/2003
3.6	Certificate of Amendment to Certificate of Designation of Preferences and Rights of Series B Convertible Preferred Stock, dated October 27, 2003.	10-QSB	11/14/2003
3.7	Certificate of Amendment to Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock, dated November 24, 2004
3.8	By-Laws	10-KSB	04/15/2004
4.1	Form of Common Stock Certificate	SB-2	03/22/96
10.1	Settlement Agreement, dated June 26, 2003, between the Registrant and J. Andrew Moorer.	10-QSB	08/15/2003
10.2	Exclusive Distribution Agreement, dated June 26, 2003, between RJL Marketing Services, Inc. and Diagnos, Inc.	10-QSB	08/15/2003
10.3	Consulting Agreement, dated May 19, 2003, between RJL Marketing Services, Inc. and Max Tobin.	8-K/A	08/26/2003
10.4	Consulting Agreement, dated July 30, 2003, between RJL Marketing Services, Inc. and J. Andrew Moorer.	8-K/A	08/26/2003
10.5	Employment Agreement, dated August 4, 2003, between the Registrant and Ruth H. Taylor.	10-QSB	11/14/2003

10.6	Employment Agreement, dated August 18, 2003, between the Registrant and William J. Donovan.	10-QSB	11/14/2003
10.7	Consulting Agreement, dated August 20, 2003, between the Registrant and Berthel Fisher & Company Financial Services, Inc.	10-QSB	11/14/2003
10.8	Consulting Agreement, dated September 10, 2003, between the Registrant and Clifford L. Neuman, Esq.	S-8	10/09/2003
10.9	Consulting Agreement, dated September 23, 2003, between the Registrant and Barry Davis.	S-8	10/09/2003
10.10	Consulting Agreement, dated September 23, 2003, between the Registrant and A.B. Goldberg.	S-8	10/09/2003
10.11	Consulting Agreement, dated July 28, 2003, between RJL Marketing Services Inc. and Redwood Consultants LLC.	10-QSB	11/14/2003
10.12	Consultant Agreement, dated July 4, 2003, between the Registrant and Tosh Consulting Services.	10-QSB	11/14/2003
10.13	Placement Agent’s Warrant, dated October 14, 2003, between the Registrant and Berthel Fisher & Company Financial Services, Inc.	10-QSB	11/14/2003
10.14	Alliance Partner Agreement, dated September 17, 2003, between the Registrant and Telinks Canada Ltd.	10-QSB	11/14/2003
10.15	Compensation Agreement, dated September 18, 2003, between the Registrant and Telinks Canada Inc.	10-QSB	11/14/2003
10.16	Asset Purchase Agreement, dated October 23, 2003, between the Registrant, Difference Engines Corporation and Certain Stockholders.	10-QSB	11/14/2003
10.17	Amendment Agreement, dated September 23, 2003, between the Registrant and Berthel Fisher & Company Financial Services, Inc.	10-QSB	11/14/2003
10.18	Settlement Agreement dated March 16, 2004 between the Registrant and Cappello Capital Corporation.	10-KSB	04/15/2004
10.19

Note and Warrant Purchase Agreement, dated as of December 8, 2003 between the Registrant and each of the undersigned purchasers:  Charles Bell, Daniel Denardis, Scott Porter, Alan Stamper, Edward Tschiggfrie, and Bret Williams.

		10-KSB	04/15/2004
10.20	Convertible Promissory Note, dated December 11, 2003 between the Registrant and Charles T. Bell.	10-KSB	04/15/2004
10.21	Common Stock Warrant Agreement, dated December 11, 2003, between the Registrant and Charles T. Bell.	10-KSB	04/15/2004
10.22	Supplemental Common Stock Warrant Agreement, dated December 11, 2003, between the Registrant and Charles T. Bell.	10-KSB	04/15/2004
10.23	Convertible Promissory Note, dated December 19, 2003, between the Registrant and Dan Denardis.	10-KSB	04/15/2004
10.24	Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Dan Denardis.	10-KSB	04/15/2004
10.25	Supplemental Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Daniel Denardis.	10-KSB	04/15/2004
10.26	Convertible Promissory Note, dated December 19, 2003, between the Registrant and Scott Porter.	10-KSB	04/15/2004
10.27	Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Scott Porter.	10-KSB	04/15/2004
10.28	Supplemental Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Scott Porter.	10-KSB	04/15/2004

10.29	Convertible Promissory Note, dated December 8, 2003 between the Registrant and Alan Stamper.	10-KSB	04/15/2004
10.30	Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Alan Stamper.	10-KSB	04/15/2004
10.31	Supplemental Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Alan Stamper.	10-KSB	04/15/2004
10.32	Convertible Promissory Note, dated December 8, 2003, between the Registrant and Edward D. Tschiggfrie.	10-KSB	04/15/2004
10.33	Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Edward D. Tschiggfrie.	10-KSB	04/15/2004
10.34	Supplemental Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Edward D. Tschiggfrie.	10-KSB	04/15/2004
10.35	Convertible Promissory Note, dated December 19, 2003, between the Registrant and Edward D. Tschiggfrie.	10-KSB	04/15/2004
10.36	Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Edward D. Tschiggfrie.	10-KSB	04/15/2004
10.37	Supplemental Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Edward D. Tschiggfrie.	10-KSB	04/15/2004
10.38	Convertible Promissory Note, dated December 8, 2003, between the Registrant and Bret Williams.	10-KSB	04/15/2004
10.39	Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Bret Williams.	10-KSB	04/15/2004
10.40	Supplemental Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Bret Williams.	10-KSB	04/15/2004
10.41	Amended And Restated 2003 Stock Incentive Plan.	10-KSB	04/15/2004
10.42	Employment Agreement, dated December 19, 2003, between the Registrant and Walter Ludwig.	8-K	01/30/2004
10.43	Employment Agreement, dated December 19, 2003, between the Registrant and Victor Hamilton.	8-K	01/30/2004
10.44	Amended Employment Agreement, dated December 10, 2004, between the Registrant and Michael W. Trudnak.	8-K	12/20/2004
10.45	Amended Employment Agreement, dated December 10, 2004, between the Registrant and Robert A. Dishaw.	8-K	12/20/2004
10.46	Amended Employment Agreement, dated December 10, 2004, between the Registrant and Darrell Hill.	8-K	12/20/2004
10.47	Amended Employment Agreement, dated December 10, 2004, between the Registrant and Steven Lancaster.	8-K	12/20/2004
10.48	Placement Agreement, dated January 26, 2005 between the Registrant and Berthel Fisher & Company Financial Services, Inc.	8-K	02/02/2005
10.49	Agency Agreement, dated January 26, 2005, between the Registrant and The Shemano Group.	10-K	05/13/2005
10.50	Consulting Agreement, dated September 24, 2004, between the Registrant and Stonecroft Capital, Inc.	10-KSB/A	05/16/2005
10.51	Form of Incentive Stock Option Award Agreement.	10-Q	08/12/2005
10.52	Form of Non-Qualified Stock Option Award Agreement.	10-Q	08/12/2005
10.53	Teaming Agreement, dated December 30, 2004, between the Registrant and Lockheed Martin Corporation acting through its business unit – Lockheed Martin Distribution Technologies.	10-Q/A	10/17/05

10.54	Consulting Agreement, dated June 29, 2005, between Registrant and Redwood Consultants, LLC.	10-Q	11/14/2005
10.55	Consulting Agreement, dated July 11, 2005, between Registrant and B. Michael Friedman/MarketVoice, Inc.	10-Q	11/14/2005
10.56	Form of Systems Implementation Agreement.	10-Q	11/14/2005
10.57	Employment Agreement, dated December 21, 2005, between the Registrant and Mr. Gregory E. Hare	8-K	01/31/2006
10.58	Distributor Agreement, dated March 30, 2004, between the Registrant and EGC International Corporation.	10-K	5/16/06
10.59	Strategic Partnership Agreement, dated June 21, 2005, between the Registrant and Bridgetech International Corporation.	10-K	5/16/06
10.60	Consulting/Sales Agreement, dated August 6, 2005, between the Registrant and Fowler International.	10-K	5/16/06
10.61	Loan Agreement, dated April 21, 2006, by and between the Registrant and Mr. Michael W. Trudnak.	8-K/A	5/25/06
10.62	Consulting Agreement, dated January 1, 2006, by and between Registrant and Redwood Consultants LLC.	10-Q	8/11/06
10.63	Agreement, dated July 6, 2006, by and between Registrant and The Research Works, LLC	10-Q	8/11/06
10.64	Distribution Agreement, dated July 6, 2006, by and between Registrant and Ultimate Medical Services, Inc.	10-Q	8/11/06
10.65	Distribution Agreement, dated July 20, 2005, by and between Registrant and Elecectronica y Medicina, S.A.	10-Q	8/11/06
10.66	Reseller Agreement, dated July 25, 2006, by and between Registrant and Logos Imaging, LLC.	10-Q	8/11/06
10.67	Securities Purchase Agreement, dated November 3, 2006, by and among Registrant and Certain purchasers.	8-K	11/8/06
10.68	Form of Series A 10% Senior Convertible Debenture, due November 8, 2008.	8-K	11/8/06
10.69	Form of Registration Rights Agreement by and among Registrant and Certain Purchasers.	8-K	11/8/06
10.70	Form of Series D Common Stock Purchase Warrant Issued to Certain Purchasers.	8-K	11/8/06
10.71	Escrow Deposit Agreement, dated November 1, 2006, by and among Registrant, Midtown Partners & Co., LLC, and Signature Bank.	8-K	11/8/06
10.72	Amendment No. 1 to Escrow Deposit Agreement, dated November 3, 2006, by and among Registrant, Midtown Partners & Co., LLC, and Signature Bank.	8-K	11/8/06
10.73	Amendment No. 2 to Escrow Deposit Agreement, dated November 7, 2006, by and among Registrant, Midtown Partners & Co., LLC, and Signature Bank.	8-K	11/8/06
10.74	Placement Agent Agreement, dated July 14, 2006, by and between Registrant and Midtown Partners & Co., LLC.	8-K	11/8/06
10.75	Form of Placement Agent’s Warrant issued to Midtown Partners & Co., LLC and its designees	8-K	11/8/06
10.76	Distribution Agreement, dated August 20, 2006, by and between Registrant and MTS Delft.	10-Q	11/14/06
10.77	Distribution Agreement, dated August 20, 2006, by and between Registrant and Calyx (UK) Limited.	10-Q	11/14/06
10.78	Amendment Agreement, dated October 21, 2006, by and between Registrant and Mr. Michael W. Trudnak.	10-Q	11/14/06
10.79	Amendment Agreement, dated November 10, 2006, by and between Registrant and Mr. Michael W. Trudnak.	10-Q	11/14/06
14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers	10-KSB	4/15/04
21	List of Subsidiaries.	10-K	5/16/06
23.1	Consent of Goodman & Company, LLP.			X

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)	X
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)	X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)	X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
By: /s/ Michael W. Trudnak Michael W. Trudnak Chief Executive Officer (Principal Executive Officer)
By: /s/ Gregory E. Hare Gregory E. Hare Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael W. Trudnak Michael W. Trudnak	Chairman of the Board, Chief Executive Officer and Secretary, Director (Principal Executive Officer)	March 29 2007
/s/ William J. Donovan William J. Donovan	President and Chief Operating Officer, Director	March 29, 2007
/s/ Gregory E. Hare Gregory E. Hare	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2007
/s/ Sean W. Kennedy Sean W. Kennedy	Director	March 29, 2007
/s/ Charles T. Nash Charles T. Nash	Director	March 29, 2007
/s/ Gina Marie Lindsey Gina Marie Lindsey	Director	March 29, 2007
/s/ Michael R. Mace Michael R. Mace	Director	March 29, 2007

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

TOGETHER WITH THE REPORT OF THE INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Guardian Technologies International, Inc.

We have audited the accompanying consolidated balance sheets of Guardian Technologies International, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guardian Technologies International, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Goodman & Company, L.L.P.

Norfolk, Virginia

March 28, 2007

CONSOLIDATED BALANCE SHEETS

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$ 737,423	$ 2,441,393
Accounts receivable	108,713	194,464
Other current assets	-	76,528
Prepaid expenses	101,819	226,274
Total current assets	947,955	2,938,659

Equipment, net	611,548	591,898

Other Assets
Other noncurrent assets	453,448	88,975
Goodwill	128,633	112,986
Intangible assets, net	1,568,629	1,728,443
Total assets	$ 3,710,213	$ 5,460,961

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 737,125	$ 472,294
Other accrued liabilities	920,171	275,293
Note payable	302,000	-
Note payable, less discount	946,821	-
Derivative liabilities - embedded conversion feature of notes	468,266	-
Deferred revenue	44,390	94,023
Total current liabilities	3,418,773	841,610

Noncurrent Liabilities
Note payable, less discount	473,080	-
Derivative liabilities - embedded conversion feature of debentures and detachable warrants	2,472,327	-
Total noncurrent liabilities	2,945,407	-

Common shares subject to repurchase, stated at estimated redemption value; 401,550 shares outstanding at December 31, 2006 and 478,531 shares at December 31, 2005
	345,333	1,306,420

Commitments and Contingencies (see Note 9)

Stockholders' Equity (Deficit)
Convertible preferred stock, $0.20 par value; authorized 1,000,000 shares
Shares issued and outstanding at December 31, 2006 - none
Shares issued and outstanding at December 31, 2005 - none	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares
Shares issued and outstanding at December 31, 2006 - 34,494,575
Shares issued and outstanding at December 31, 2005 - 33,089,712	34,494	33,090
Additional paid-in capital	56,031,948	52,457,180
Accumulated comprehensive income (loss)	78,634	(126,842)
Deficit accumulated	(59,144,376)	(49,050,497)
Total stockholders' equity (deficit)	(2,999,300)	3,312,931
Total liabilities and stockholders' equity (deficit)	$ 3,710,213	$ 5,460,961

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2006	2005	2004

Net revenues	$ 488,111	$ 432,186	$ 100,988

Cost of sales	673,494	805,503	2,468,955

Gross profit (loss)	(185,383)	(373,317)	(2,367,967)

Selling, general and administrative expense	8,589,899	12,805,838	25,844,553

Operating loss	(8,775,282)	(13,179,155)	(28,212,520)

Other income (expense)
Loss on disposal of fixed asset	(2,254)	-	-
Interest income	18,212	31,709	19,904
Interest expense	(1,334,555)	-	(1,027,560)
Total other income (expense)	(1,318,597)	31,709	(1,007,656)

Net loss	$ (10,093,879)	$ (13,147,446)	$ (29,220,176)

Net loss per common share:
Basic and diluted	$ (0.30)	$ (0.43)	$ (1.45)

Weighted average number of common shares used in computing basic and diluted net loss per share
	33,914,850	30,563,516	20,086,795

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
											Total Accumulated Comprehensive Loss
						Deferred Stock Compensation	Stock Subscription Receivable	Other Comprehensive Income (Loss)		Total Stockholders' Equity (Deficit)
	Common Stock		Convertible Preferred Stock		Additional				Accumulated Deficit
	Shares	Amount	Shares	Amount	Paid-In Capital
Balance, December 31, 2003	13,523,500	$ 13,524	7,375	$ 1,475	$ 18,992,137	$ (13,873,418)	$ -	$ -	$ (6,682,875)	$ (1,549,157)	$ (6,682,875)
Stock issued for consulting services	245,000	245	-	-	2,310,255	(248,000)	-	-	-	2,062,500	-
Stock issued in settlement of claim	287,500	288	-	-	3,075,962	-	-	-	-	3,076,250	-
Common stock options granted	-	-	-	-	6,434,650	(6,434,650)	-	-	-	-	-
Stock issued to placement agent	199,800	200	-	-	(200)	-	-	-	-	-	-
Proceeds from sale of common stock for cash, net	5,337,633	5,338	-	-	7,637,746	-	-	-	-	7,643,084	-
Subscription agreement for the sale of common stock	-	-	-	-	999,638	-	(999,638)	-	-	-	-
Warrants issued for extension of bridge loan	-	-	-	-	789,300	-	-	-	-	789,300	-
Cancel recordation of unissued warrants	-	-	-	-	(145,684)	-	-	-	-	(145,684)	-
Cashless exercise of stock purchase warrants	197,368	197	-	-	(197)	-	-	-	-	-	-
Contingent, performance-based stock held in escrow under terms of the Wise Systems acquisition	106,739	107	-	-	(107)	-	-	-	-	-	-
Employee stock options exercised	270,000	270	-	-	157,230	-	-	-	-	157,500	-
Conversion of preferred stock to common stock	7,375,300	7,375	(7,375)	(1,475)	(5,900)	-	-	-	-	-	-
Conversion of notes payable to common stock	499,480	499	-	-	798,787	-	-	-	-	799,286	-
Forfeiture of employee stock options	-	-	-	-	(1,370,500)	1,370,500	-	-	-	-	-
Stock compensation remeasurement	-	-	-	-	1,159,748	(1,159,748)	-	-	-	-	-
Amortization of deferred compensation expense	-	-	-	-	-	15,632,100	-	-	-	15,632,100	-
Revaluation of warrants issued to consultants	-	-	-	-	842,400	(315,900)	-	-	-	526,500	-
Reclassification of warrants to permanent equity from derivative liabilities	-	-	-	-	1,131,415	-	-	-	-	1,131,415	-
Foreign currency translation	-	-	-	-	-	-	-	111,628		111,628	111,628
Net Loss	-	-	-	-	-	-	-	-	(29,220,176)	(29,220,176)	(29,220,176)
Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(29,108,548)
Balance, December 31, 2004	28,042,320	$ 28,043	-	$ -	$ 42,806,680	$ (5,029,116)	$ (999,638)	$ 111,628	$ (35,903,051)	$ 1,014,546	$ (35,791,423)
Proceeds from sale of common stock for cash, net	3,624,000	3,624	-	-	6,074,679	-	999,638	-	-	7,077,941	-
Employee stock options exercised	400,000	400	-	-	199,600	-	-	-	-	200,000	-
Exercise of warrants for the purchase of common stock for cash	913,264	913	-	-	2,418,647	-	-	-	-	2,419,560	-
Cashless exercise of common stock purchase warrants	14,646	15	-	-	(15)	-	-	-	-	-	-
Exchange of commission for common stock	26,062	26	-	-	52,097	-	-	-	-	52,123	-
Forfeiture of common stock	(35,580)	(36)	-	-	36	-	-	-	-	-	-
Remeasurement of stock issued pursuant to consulting agreements	-	-	-	-	(162,522)	162,522	-	-	-	-	-
Amortization of deferred compensation expense	-	-	-	-	28,775	4,852,194		-	-	4,880,969	-
Reclassification of common shares previously subject to repurchase	-	-	-	-	377,442	-	-	-	-	377,442	-

Gain (loss) on remeasurement of common shares subject to repurchase	-	-	-	-	360,366	-	-	-	-	360,366	-
Amortization of warrants issued pursuant to consulting agreement for services	-	-	-	-	-	315,900	-	-	-	315,900	-
Stock issued for consulting services	105,000	105	-	-	309,695	(309,800)	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	-	(238,470)	-	(238,470)	(238,470)
Net Loss	-	-	-	-	-	-	-	-	(13,147,446)	(13,147,446)	(13,147,446)
Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(13,385,916)
Balance, December 31, 2005	33,089,712	$ 33,090	-	$ -	$ 52,465,480	$ (8,300)	$ -	$ (126,842)	$ (49,050,497)	$ 3,312,931	$ (49,177,339)
Classification adjustment	-	-	-	-	100	-	-	-	-	100	-
Proceeds from sale of common stock for cash, net	513,254	513	-	-	820,695	-	-	-	-	821,208	-
Employee stock options exercised	677,778	678	-	-	579,322	-	-	-	-	580,000	-
Cashless exercise of common stock purchase warrants	5,926	6	-	-	(6)	-	-	-	-	-	-
Common stock issued for consulting services	51,000	51	-	-	381,749	(381,800)	-	-	-	-	-
Common stock warrants issued for consulting services	-	-	-	-	155,300	(155,300)	-	-	-	-	-
Common stock issued pursuant to renegotiated warrant terms	92,500	92	-	-	(92)	-	-	-	-	-	-
Exchange of commission for common stock	100,000	100	-	-	(100)	-	-	-	-	-	-
Forfeiture of common stock	(35,595)	(36)	-	-	36	-	-	-	-	-	-
Amortization of warrants issued pursuant to consulting agreement for services	-	-	-	-	-	155,300	-	-	-	155,300	-
Remeasurement of stock issued pursuant to consulting agreements	-	-	-	-	(113,855)	113,855	-	-	-	-	-
Amortization of deferred compensation expense	-	-	-	-	-	211,601	-	-	-	211,601	-
Amortization of employee stock option	-	-	-	-	215,142	-	-	-	-	215,142	-
Relative fair value allocated to warrants in consideration of convertible notes	-	-	-	-	631,734	-	-	-	-	631,734	-
Reclassification of common shares previously subject to repurchase	-	-	-	-	177,055	-	-	-	-	177,055	-
Gain (loss) on remeasurement of common shares subject to repurchase	-	-	-	-	784,032	-	-	-	-	784,032	-
Foreign currency translation	-	-	-	-	-	-	-	205,476	-	205,476	205,476
Net Loss	-	-	-	-	-	-	-	-	(10,093,879)	(10,093,879)	(10,093,879)
Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(9,888,403)
Balance, December 31, 2006	34,494,575	$ 34,494	-	$ -	$ 56,096,592	$ (64,644)	$ -	$ 78,634	$ (59,144,376)	$ (2,999,300)	$ (59,065,742)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,093,879)	$(13,147,446)	$ (29,220,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	601,911	549,777	982,034
Stock-based compensation expense	862,044	5,323,992	21,297,748
Amortization of bridge notes and debentures discounts	1,204,808	-	1,013,397
Noncash broker compensation	112,421	-	-
Noncash classification adjustment to paid-in-capital	100	-	-
Loss on disposal of fixed assets	2,254	-	-
Impairment of acquired intangible assets	-	-	1,498,731
Foreign currency translation adjustment	-	13,262	(13,262)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	95,703	(142,869)	34,522
Decrease (increase) in other current assets	76,528	(51,344)	(24,445)
Decrease (increase) in prepaid expenses	124,455	(225,971)	(103)
Decrease (increase) in other noncurrent assets	(364,473)	(80,094)	149,019
Increase (decrease) in accounts payable	258,173	200,991	(128,281)
Increase (decrease) in accrued expenses	644,878	142,987	(472,614)
Increase (decrease) in deferred revenue	(52,235)	37,729	(48,972)
Net cash flows used in operating activities	(6,527,312)	(7,378,986)	(4,932,402)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(135,882)	(537,503)	(105,791)
Investment in patents	(139,761)	(165,194)	(9,333)
Acquisition, net of cash received	-	-	(2,229,783)
Net cash flows used in investing activities	(275,643)	(702,697)	(2,344,907)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	821,208	7,002,941	7,736,834
Proceeds from exercise of employee stock options	300,000	200,000	157,500
Proceeds from short-term note payable	302,000	-	-
Proceeds from short-term convertible notes	1,100,000	-	-
Proceeds from long-term convertible notes	2,575,000	-	-
Proceeds from exercise of stock warrants	-	2,419,560	-
Net cash flows provided by financing activities	5,098,208	9,622,501	7,894,334

Effect of exchange rate changes on cash and cash equivalents	777	(25,424)	(10,255)

Net increase (decrease) in cash and cash equivalents	(1,703,970)	1,515,394	606,770

Cash and cash equivalents at beginning of the year	2,441,393	925,999	319,229

Cash and cash equivalents at end of the year	$ 737,423	$ 2,441,393	$ 925,999

See notes to consolidated financial statements.

	Year Ended December 31
Supplemental disclosure of cash flow information:	2006	2005	2004

Cashless exercise of common stock purchase warrants	$ 6	$ -	$ -
Remeasurement of common stock subject to repurchase	784,032	360,366	-
Reclassification of common stock previously subject to repurchase	177,055	377,442	-
Warrants issued to placement agents for common stock offerings	-	-	2,323,589
Warrants issued (cancelled) as settlement of placement agreement	-	-	(145,684)
Cash paid for interest	-	-	14,163
Common stock issued to founders	-	-	261
Class A preferred issued to founders	-	-	(1,105)
Conversion of bridge note principal balance to common stock	-	-	700,000
Conversion of bridge note accrued interest to common stock	-	-	99,185

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

Financial Condition and Going Concern Considerations

As of December 31, 2006, the Company’s revenue generating activities have not produced sufficient funds for profitable operations, and the Company has incurred operating losses since inception of $59,144,376.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations.

Although the Company has not generated any revenue from the sale of its PinPoint product, as of the date of this filing, but has applied for nine export licenses and was granted eight of those licenses by the Department of Commerce.  The outstanding application was filed in December, 2006 and is in an effort to proceed forward with Russian Federation certification.  In January, 2007, the Company performed a successful Proof of Concept test in Madrid, Spain.  Also, through the date of this filing, the Company has completed the third phase of the Cooperative Research and Development Agreement (CRDA) process with the US Department of Homeland Security.  However, significant development risks still exist for adapting the PinPoint product to various types of scanning equipment in different countries.

As discussed above, the Company’s ability to continue as a going concern and meet its obligations as they come due is dependent upon its ability to raise additional financing and/or generate revenues from operations sufficient to meet all obligations.  During the period of January 1, 2006 through December 31, 2006, the Company raised approximately $4,515,491 (net of investment fees and expenses) from the sale of equity and equity-based securities, including the exercise of employee stock options, and from issuing convertible debt.   In addition, the Company received during the year a total of $402,000 from an executive officer as noninterest bearing loans.   On November 10, 2006, Mr. Trudnak extended the due dates of such loans to May 31, 2007, except that $100,000 of the April 21, 2006, loan becomes due upon our raising $2,500,000 in financing after November 6, 2006, and the remaining amount of such loans become due upon our raising an aggregate of $5,000,000 in financing after November 6, 2006, and prior to May 31, 2007.  Following the first closing of our Debenture and Series D Warrant financing on November 8, 2006, the Company repaid the $100,000 in principal amount of the April 1, 2006, loan to Mr. Trudnak.  As of the date of this report, the Company owed Mr. Trudnak an aggregate of approximately $302,000.  Also, commencing April 7, 2006, various executives and a consultant of the Company voluntarily deferred payment of their salaries until such time as to be determined.  The deferral amount as of December 31, 2006 is $659,020.

Management believes that the cash balance of $737,423 at December 31, 2006, collections during the first quarter of 2007 from outstanding receivables, to be sufficient to support operations, absent cash flow from revenues, until approximately March 2007.  The Company expects to receive additional gross proceeds of approximately $2,575,000 at the contemplated second closing of convertible debenture financing to be held upon the effectiveness of a registration statement registering under the Securities Act the resale of the shares underlying the convertible debentures and warrants issued at such closings.

Currently, the Company is spending approximately $400,000 per month on operations, the continued development of our PinPoint product, and marketing and sales activities for FlowPoint.  Although there can be no assurance, management believes that the Company will not begin to generate sufficient cash flows to fund our current level of operations until the second quarter of 2007 (not including anticipated incremental research and development efforts). For the twelve month period ending December 31, 2007, management believes that the Company will require approximately an additional $2,700,000 beyond the $2,575,000 of gross proceeds (proceeds after estimated fees and expenses of $256,000 related to the financing, and payment of certain accounts payable and accrued liabilities of approximately $931,000 approximates $1,400,000) from the second closing of the November 2006 convertible debenture financing, and before any additional revenue from operations.  In addition, management is in the process of identifying areas of potential reduction in current operating costs.  Although there can be no assurance, as discussed above, management will seek to meet such cash needs from one or more additional equity or debt financings.  There can be no assurance that the Company will be successful in our efforts to raise such additional equity or debt financing on terms satisfactory.

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

NOTE 2.   SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Guardian Technologies International, Inc. and its subsidiaries, RJL Marketing Services, Inc., UK Guardian Healthcare Systems Ltd., and Wise Systems Ltd., in which it has the controlling interest.  Subsidiaries acquired are consolidated from the date of acquisition.  All significant intercompany balances and transactions have been eliminated.

Fair Value of Financial Instruments - The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and embedded conversion features and detachable warrants approximates fair value based on the liquidity of these financial instruments and their short-term nature.

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

Accounts Receivable – Accounts receivable are customer obligations due under normal trade terms and is stated net of the allowance for doubtful accounts.  The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible.  Allowances for doubtful accounts are $82,000 and zero as of December 31, 2006 and 2005, respectively.

Property and Equipment - Property and equipment are carried at cost less accumulated depreciation and amortization.  For financial statement purposes, depreciation and amortization is provided on the straight-line method over the estimated useful live of the asset ranging from 3 to 5 years.

	December 31
Asset (Useful Life)	2006	2005

Computer equipment (3 years)	$316,006	$265,137
Software (3 years)	81,999	65,378
Furniture and fixtures (5 years)	488,239	408,455
Equipment (5 years)	34,265	34,265
	920,509	773,235
Less accumulated depreciation and amortization	308,961	181,337
	$611,548	$591,898

Depreciation and amortization for property and equipment was $140,073, $93,520, and $31,572 in fiscal 2006, 2005 and 2004, respectively, and is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Intangible Assets – Intangible assets consist of acquired software and patents.  The acquired software is being amortized using the straight-line method over 5 years.  Patent acquisition costs pertaining to PinPoint have been capitalized and are being amortized over the 20-year legal life of the patents.  The Company evaluates the periods of amortization continually to determine whether later events or circumstances require revised estimates of useful lives.

Excess of Purchase Price over Net Assets Acquired (Goodwill) – The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These statements establish financial accounting and reporting standards for acquired goodwill.  Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements.  Effective January 1, 2002, with the adoption of SFAS No. 142, goodwill must be evaluated for impairment and is no longer amortized.  Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired.  To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets.  Goodwill from the acquisition of Wise Systems Ltd. is $128,633 as of December 31, 2006.

Impairment of Excess Purchase Price over Net Assets Acquired – The Company follows the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” for the impairment of goodwill.  The Company determines impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill.  Impairment is tested annually or whenever indicators of impairment arise.  The Company recognized no impairment as of December 31, 2006, and considers year-end the date for its annual impairment testing.

Impairment of Long-Lived Assets – The Company evaluates the carrying value of long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying value of an asset within the scope of SFAS No. 144, “Accounting of the Impairment or Disposal of Long-Lived Assets,” may not be recoverable.  The Company’s assessment for impairment of assets involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition.  An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.   The Company recognized no impairment as of December 31, 2006, and considers year-end the date for its annual impairment testing.

On September 18, 2003, the Company entered into an Alliance Partner Agreement with Telinks Canada Ltd. (“Telinks”) to jointly provide a broad range of intelligent systems solutions to the existing and future clients of Telinks and Telinks’ affiliated companies.  The Alliance Partner Agreement provided Guardian with a minimum guarantee of $2 million in revenues.  The sole owner of Telinks was granted a warrant to acquire 200,000 shares of common stock at an exercise price of $2.00 per share.  The fair value of the warrants on the date of grant was used to measure the initial carrying value of the other long-term asset, and was to be expensed as stock compensation on a pro rata basis as the $2 million in guaranteed revenues were recognized.  However, as it became evident the revenues were not materializing; the Company determined that the warrants would not be issued.  This resulted in the reversal of the $145,684 deferred cost as of December 31, 2004.

On December 19, 2003, Guardian purchased certain intellectual property (IP) owned by Difference Engines, including, but not limited, to certain compression software technology described as Difference Engine’s Visual Internet Applications or DEVision, as well as title and interest in the use of the name and the copyright of Difference Engines.  This transaction was accounted for as an asset acquisition.  The purchase price for these assets was allocated to the acquired intangible assets (software).  However, based on a net realizable value analysis as of December 31, 2004, it was determined that the asset was impaired and the Company took a $1,498,731 write off, in accordance with the relevant provisions of SFAS 86, “Accounting for the Cost of Computer Software to be Sold, Leased or Other Wise Marketed.”

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

Issuance of Stock for Non-cash Consideration – Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and No. 123(R), “Share-Based Payment” define a fair value-based method of accounting for stock options and other equity instruments.  The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.  Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services” (“EITF 96-18”), establishes the measurement principles for transactions in which equity instruments are issued in exchange for the receipt of goods or services.  The Company has relied upon the guidance provided under Issue 1 of EITF 96-18 to determine the measurement date and the fair value re-measurement principles to be applied.  The Company considered the following facts in its determination of the measurement date of each transaction: the equity awards were non-forfeitable and contained no vesting requirements. Based on these findings, the

Company determined that the unamortized portion of the stock compensation should be re-measured on each interim reporting date and proportionately amortized to stock-based compensation expense for the succeeding interim reporting period.

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

Research and Development – The Company accounts for its software and solutions research and development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.”  During the years ended December 31, 2006, 2005 and 2004, the Company expensed $994,569, $858,218, and $740,566, respectively for such costs.  No amounts were capitalized in these years.

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

The Company operates in North and South America, and Europe.  In general, revenues are attributed to the country in which the contract originates.

Geographic and Segment Information	Year Ended December 31
	2006	2005	2004
Revenues:
The Americas:
Software licenses	$204,799	$-	$20,000
Maintenance and support fees	64,936	4,000	-
Hardware and related	16,785	131,943	-
Total North and South America	286,520	135,943	20,000

United Kingdom:
Software licenses	-	123,047	-
Maintenance and support fees	201,591	173,196	80,988
Total United Kingdom	201,591	296,243	80,988
Total	$488,111	$432,186	$100,988

Long-lived assets:
Corporate	$1,272,602	$1,536,594	$2,201,825
North America	1,345,156	831,938	129,165
United Kingdom	144,500	153,770	187,287
Total	$2,762,258	$2,522,302	$2,518,277

Long-lived assets consist primarily of goodwill, software, patents, property and equipment, and other noncurrent assets.  Corporate assets represent those assets generating software license revenue in the Americas and the United Kingdom.

Stock-Based Compensation – Prior to the Company’s adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), the Company measured compensation expense for its employee stock based compensation plans using the intrinsic value method for 2005 and 2004, as subscribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under APB No. 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.  The Company applies the disclosure provisions of SFAS No. 123, “Accounting for Stock-based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure,” as if the fair value-based method had been applied in measuring compensation expense for those years.  SFAS No. 123 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation expense for its employee stock-based awards had been determined in accordance with the fair value method prescribed therein.

As required under SFAS No. 123 and 148, the pro forma effects of stock-based compensation on net income and earnings per common share for employee stock options granted have been estimated at the date of grant, using a Black-Scholes option pricing model.  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net loss over the vesting period of the options.  The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding awards for fiscal 2005 and 2004.  Disclosures for fiscal year 2006 are not presented because stock-based compensation payments were accounted for under SFAS 123R’s fair value method.

	Year Ended December 31
	2005	2004
Net loss - as reported	$(13,147,446)	$(29,220,176)
Add: stock-based employee compensation expense included in reported net loss	1,540,025	5,708,956
Deduct: stock-based employee compensation expense determined under fair value method for all awards	(7,110,816)	(4,290,731)
Pro forma net loss	$(18,718,237)	$(27,801,951)

Net loss per common share:
As reported - Basic and Diluted	$(0.43)	$(1.45)

Pro forma - Basic and Diluted	$(0.61)	$(1.38)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are not transferable.  The following weighted-average assumptions were used for the years ended December 31, 2006, 2005 and 2004:

Black-Scholes Model Assumptions	2006	2005	2004

Risk-free interest rate (1)	5.0%	4.3%	4.0%
Expected volatility (2)	108.7%	82.0%	133.0%
Dividend yield (3)	0.0%	0.0%	0.0%
Expected life (4)	6.5 years	9.0 years	6.0 years

(1)	The risk-free interest rate is based on US Treasury debt securities with maturities similar to the expected term of the option.
(2)	Expected volatility is based on historical volatility of the Company*s stock factoring in daily share price observations.
(3)

No cash dividends have been declared on the Company*s common stock since the Company*s inception, and the Company currently does not anticipate paying cash dividends over the expected term of the option.

(4)

The expected term of stock option awards granted is derived from historical exercise experience under the Company*s stock option plan and represents the period of time that stock option awards granted are expected to be outstanding.  The expected term assumption incorporates the contractual term of an option grant, which is ten years, as well as the vesting period of an award, which is generally pro rata vesting over two years.

Recent Accounting Pronouncements

In September 2006, the SEC staff issued Staff Accounting Bulleting No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over methods focuses primarily on the impact of a misstatement on the income statement-including the reversing effect of prior year misstatements-but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Previously, the Company used the roll-over method for quantifying identified financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each financial statement and the related financial statement disclosures. This model is commonly referred to as a “dual approach,” because it requires quantification of errors under both the iron curtain and the roll-over methods.  SAB 108 also permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006, with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error corrected through the cumulative adjustment and how and when it arose.  The Company adopted the provisions of SAB 108 in connection with the preparation of its annual financial statements for the year ended December 31, 2006.  The adoption of SAB 108 did not have a significant impact on our financial position or results of operations.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157") to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS

No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS No. 157 becomes effective for financial statements issued for fiscal years beginning after November 15, 2007. Currently, the Company is evaluating the impact of the provisions of SFAS No. 157 on its consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a two-step evaluation process for tax positions.  The first step is recognition and the second step is measurement.  For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold, it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized.  If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of the position is not recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold, at the effective date of FIN 48, may be recognized or, continued to be recognized, upon adoption of FIN 48.  The cumulative effect of applying the provision of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  FIN 48 will apply to fiscal years beginning after December 15, 2006 with earlier adoption permitted.  The Company is currently evaluating the impact FIN 48 will have on its consolidated financial statements when it becomes effective in fiscal 2007 and are unable, at this time, to quantify the impact, if any, to retained earnings at the time of adoption.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.”  This Statement shall be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 “Accounting for Derivative Instruments and Hedging Activities” prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year.  The Company is currently evaluating the impact of the provisions of SFAS No. 155 on its consolidated financial statements.

NOTE 3.   OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	December 31
Classification	2006	2005

Accrued salaries and related	$135,739	$75,542
Deferred salaries	659,020	152,925
Deferred rent	62,954	46,826
Accrued interest	62,458	-
	$920,171	$275,293

NOTE 4.   FINANCING ARRANGEMENTS

On November 3, 2006, the Company entered into a securities purchase agreement with certain selling stockholders.  Under that agreement, the Company sold an aggregate of $5,150,000 in principal amount of our Series A 10% Senior Convertible Notes with a maturity date of November 7, 2008, and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,707 shares of Guardian common stock.  The Company issued an aggregate of $2,575,000 in principal amount of debentures and 4,453,707 Series D Warrants at a first closing held on November 8, 2006, and due to conversion feature embedded in the notes and the warrants, the transaction was recognized as a liability under generally accepted accounting principles.  The Company contemplates issuing an additional $2,575,000 in principal amount of debentures at a second closing to be held following the effectiveness of a registration statement registering the shares of our common stock underlying the Debenture and Series D Warrants.  However, the Company can provide no assurances that the conditions for the second closing will be met.  Also, the Company expects that any proceeds from the contemplated second closing allocable to the embedded conversion features of the Debentures and Series D Warrants are  recognizable as a liability under generally accepted accounting principles.  One-half of the Series D Warrants became exercisable on November 8, 2006, and the remaining one-half will become exercisable by a holder following the contemplated second closing.  The Company analyzed the provisions of the convertible debentures host contracts and concluded that the convertible note contracts should be analyzed under the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and the embedded derivative features should be bifurcated and separately measured at fair value.  The Company also considered Emerging Issues Task Force Issue 00-19 (EITF 00-19), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  The fair value allocated to the warrants in consideration of financing is $1,515,142 for warrants issued to the debenture holders, and $112,421 for the warrants issued to the broker, and was recorded as an increase to derivative liabilities.  The fair value of the embedded conversion feature in the debentures is estimated at $844,764 and was recorded as an increase to derivative liabilities.  Changes in the fair value of these derivative liabilities are recorded as interest expense.  The resulting discount on the convertible debentures of $2,472,237 is being amortized to interest expense over the twenty-four (24) month term of the debentures.  Therefore, the fair value of the instruments was recorded as a derivative liability.

The embedded conversion features in the warrants and the embedded conversion options in the host contracts (the debentures), reset based on not achieving certain milestones included in the related agreements. A conversion price of $1.15634 was in effect at year end 2006; however, due to the reset provisions potentially triggered by the milestones, the Company cannot make a determination on the conversion price and, therefore, cannot determine the number of additional shares to be issued upon conversion. The notes also contain a conditional redemption that is dependent on the sustained level of common stock price, as defined in the agreements that is not currently operational. The Company also has the option of paying interest on the notes in common stock based on the conversion price at that point in time.

During August and September 2006, the Company entered into a series of purchase agreements with four previous investors of the Company, under which convertible promissory notes in the aggregate amount of $1,100,000 and warrants to purchase 1,100,000 shares of our common stock were issued.  The warrants are exercisable during the twelve (12) month period commencing on the date of issuance at a price of $1.60 per share.  The proceeds of the sale of the notes were used by the Company for working capital purposes.  The notes bear interest at 15% per annum and were repayable 180 days after the date of issuance of the notes (maturity date).  The warrants contain certain anti-dilution provisions in the event of a stock dividend, capital reorganization, consolidation or merger of Guardian.   The bridge notes matured during February and March 2007.  The four noteholders agreed to extend the maturity date for an additional six months and the interest rate continues at 15% per annum.  The Company analyzed the provisions of the convertible note host contracts and concluded that the convertible note contracts should be analyzed under the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and embedded derivative features should be bifurcated and separately measured at fair value.  The relative fair value allocated to the warrants in consideration of the convertible note is $631,734 and, after considering the relevant provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock,” accordingly, increased paid-in capital.  Fair value of the embedded conversion option in the notes was determined using the Black-Scholes method for valuing options at approximately $468,266 and was recorded as a derivative liability.  Changes in the fair value of the embedded conversion option are recorded as interest expense. The resulting discount on the convertible notes of $1,100,000 is being amortized to interest expense over the six month term of the notes.

NOTE 5.   STOCKHOLDERS’ EQUITY

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

Common Stock

The Company has the authority to issue up to 200,000,000 shares of $0.001 par value common stock.  The Board of Directors has the authority to issue such common shares in series and determine the rights and preferences of such shares.

During September 2006, the Company agreed to convert warrants from the April 2005 private placement for certain investors into shares of common stock due to the more favorable terms established with the July 2005 Private Placement.  One investor converted 30,000 warrants to 30,000 shares of common stock.

On September 8, 2006, the estate of a deceased stockholder of 15 shares of common stock returned the shares to the Company.

In August 2006, the Company issued 77,778 shares of common stock to reflect the impact of additional investment for excess proceeds over the stated exercise price.  The Company accordingly adjusted common stock for stated par value of approximately $78, additional paid-in capital for approximately $279,922, and expensed the fair value of the shares for stock based compensation of $280,000.

During July 2006, the Company accepted direct investment from existing accredited investors of $439,000 and issued 274,374 shares of common stock.  Common stock was increased by approximately $274 for the par value of the stock, and $ 438,726 to paid-in capital.  In addition, the Company issued an aggregate of 146,719 warrants to purchase common stock, exercisable at a price of $3.00 per share that contain a cashless exercise provision.  The warrants expire in July 2008.

On July 28, 2006, 35,580 shares of common stock were returned to the Company under the July 27, 2004 Wise acquisition stock purchase agreement.  This was the result of the revenue performance threshold not being achieved in the second performance year of a three year agreement.  The Company adjusted common stock and additional paid-in capital accounts accordingly for approximately $36.  The cumulative forfeiture is 71,160 shares of 206,739 shares initially deposited in escrow.

On July 27, 2006, the Company issued to its investor relations consultant 100,000 shares of common stock in exchange of commissions for shares.  The Company adjusted common stock and additional paid-in capital accounts accordingly for $100.

On June 12, 2006, the Company issued 51,000 shares of common stock as compensation for equity research services rendered under a consulting services agreement and recorded an expense of $40,051.  The fair value of the stock is $91,800, and is being amortized over the one year consulting period beginning June 19, 2006.  Common stock was increased by $51 for the par value of the shares and $91,749 to paid-in capital.

During May 2006, the Company accepted direct investment from accredited investors of $382,208 and issued 238,880 shares of common stock.  In addition, the Company issued an aggregate of 59,720 warrants to purchase common stock, exercisable at a price of $3.00 per share that contains a cashless exercise provision.  The warrants expire in May 2008.

During 2006, Company employees exercised 600,000 incentive stock options that resulted in the issuance of 600,000 shares of common stock for cash proceeds to the Company of $300,000.  Common stock was increased by $600 for the par value of the shares and $299,400 to paid-in capital.

During 2005, the Company also accepted direct investment from various accredited investors of $475,000 and issued 250,000 shares of common stock, at an average price per share of $1.90.

During 2005, the Company’s employees exercised a total of 400,000 incentive stock options that resulted in the issuance of 400,000 shares of common stock for total cash proceeds to the Company of $200,000. Common stock was increased by $400 for the par value of the shares and $199,600 to paid-in capital.

During September 2005, a group of investors in the 2004 Private Placement exercised 906,797 stock purchase warrants that resulted in the issuance of 906,797 shares of common stock for cash proceeds to the Company of $2,125,971 in September 2005, and net proceeds of $ 277,179 in October 2005.

During September 2005, the placement agent for the 2004 Private Placement used the cashless exercise provision of their stock purchase warrants to exchange 23,940 stock purchase warrants for 14,646 shares of common stock.

During September 2005, the Company accepted direct investment in lieu of commission from two accredited investors of $52,124 and issued 26,062 shares of common stock.

During August 2005, the placement agent for the 2004 Private Placement exercised 1,000 stock purchase warrants that resulted in the issuance of 1,000 shares of common stock for cash proceeds to the Company of $1,920.

During July and August 2005, the Company closed on a private placement of its common stock for aggregate proceeds of approximately $4,650,000 (before deductions of $129,500 for certain investment banking fees and expenses).  The Company issued to the investors 2,325,000 shares of common stock.  As part of this private placement, the placement agent received 92,500 stock purchase warrants with an exercise price of $3.00 per share for a period of five years from the date of issuance, containing certain anti-dilution provisions, a piggy-back registration right, a cashless exercise provision, and other customary provisions.  The Company also issued 38,000 warrants to placement agents as compensation for the transaction.

During July and August 2005, the Company agreed to convert warrants from the April 2005 private placement for certain investors into shares of common stock due to the more favorable terms established with the July 2005 Private Placement.  Two investors converted 45,000 warrants to 45,000 shares of common stock.

During July 2005, a group of investors in the 2004 Private Placement exercised 3,125 stock purchase warrants that resulted in the issuance of 3,125 shares of common stock for cash proceeds to the Company of $8,281.

On July 27, 2005, 35,580 shares of common stock held in escrow were returned to the Company under the July 27, 2004 Wise acquisition stock purchase agreement. This was the result of the revenue performance threshold not being achieved in the first performance year of a three year agreement.  The Company adjusted common stock and additional paid-in capital account accordingly by $36.

On July 11, 2005, the Company extended the consulting agreement with its financial consulting services firm for a period of six months.  The consultant received 50,000 shares of the Company’s common stock, and recorded an expense of $152,675.

On June 29, 2005, the Company extended the consulting agreement with its primary investor relations firm for a period of six months.  Under the terms of the extension, the consultant received 30,000 shares of the Company’s common stock, and recorded an expense of $99,300.

On June 24, 2005, the Company entered into a six-month consulting agreement for public relations services under which the consultant received compensation in the form of 25,000 shares of common stock, and recorded an expense of $86,000.

On May 16, 2005, under the incentive compensation terms of a consulting agreement with its primary investor relations consultant, the Company issued 24,000 shares of common stock in exchange of commissions for shares.  The Company adjusted common stock and additional paid-in capital accounts accordingly by $24.

On April 15, 2005, pursuant to the terms of a units purchase agreement, the Company closed on a private placement of our securities for gross proceeds of $1,200,000 (before deductions of $117,561 for certain fees and expenses).   The Company issued 120,000 units of securities, each unit consisting of four shares of its common stock and one Class B Common Stock Purchase Warrant (“Class B Warrant”) to purchase one share of common stock.  The Class B Warrants are exercisable commencing on the date of issuance and ending August 15, 2006, at a price of $3.00 per share.  In addition, the placement agent for the transaction received the following compensation: (i) 48,000 warrants to purchase shares of common stock equal to 10% of the shares issued in the offering, exercisable at a price of $3.00 per share for a period of five years from the date of issuance, (ii) commissions and non-accountable expense reimbursement in the aggregate amount of approximately $96,000, and (iii) contain anti-dilution provisions,  piggy-back registration rights, cashless exercise provision, and other customary provisions.

During March 2005, an investor in the 2004 Private Placement exercised 2,342 stock purchase warrants that resulted in the issuance of 2,342 shares of common stock for cash proceeds to the Company of $6,206.

During January 2005, the Company issued to certain accredited investors, under the Stock Subscription Agreement, an aggregate of 500,000 shares of common stock for proceeds of $1,000,000.  The proceeds were from a December 2004, Stock Subscription Agreement. This transaction was recorded in December 2004, in the equity section of the balance sheet as a stock subscription receivable and unissued common stock.

During 2004, the Company’s employees exercised at total of 450,000 incentive stock options that resulted in the issuance of 450,000 shares of common stock for total cash proceeds to the Company of $247,500.  Common stock was increased by $450 for the par value of the shares and $247,050 to paid-in capital.

In November 2004, the stockholders of the Company voted in the affirmative to automatically convert all shares of the Company’s Series A Convertible Preferred Stock into shares of Common Stock.  Messrs. Dishaw and Trudnak, are directors, executive officers, and principal stockholders of Guardian, and are interested persons and directly affected by the outcome of this conversion.  Moreover, Mr. Tobin the third holder of the Series A Convertible Preferred Stock, is a principal stockholder of Guardian.  Robert A. Dishaw, the President, the Chief Operating Officer, a director, and a principal stockholder of Guardian, owned beneficially and of record 2,212 shares of Series A Convertible Preferred Stock.  Michael W. Trudnak, the CEO, Chairman, Secretary, a director, and a principal stockholder of Guardian, owned beneficially and of record 1,885 shares of Series A Convertible Preferred Stock.  Mr. Dishaw received, upon conversion of all of the shares of Series A Convertible Preferred Stock owned beneficially and of record by him as of that date, an aggregate of 2,212,000 shares of common stock of Guardian, and Mr. Trudnak received, upon conversion of all of the shares of Series A Convertible Preferred Stock owned beneficially and of record by him as of that date, an aggregate of 1,885,000 shares of common stock of Guardian.  Mr. Tobin owned beneficially and of record 1,430 shares of Series A Convertible Preferred Stock as of that date and upon conversion received an aggregate of 1,430,000 shares of common stock of Guardian.

On November 8, 2004, the Company accepted direct investments from two investors of $445,000 and $16,000, respectively, on the same terms and conditions as the private placement offering.  The investors received 260,000 and 28,125 shares of common stock, as well as 65,000 and 7,031 stock purchase warrants at a price of $2.65 per share, expiring eighteen months from the date of issuance.

On September 16, 2004, the Company cancelled 80,000 shares of common stock and adjusted common stock and additional paid-in capital accounts accordingly for $80.

On July 27, 2004, as part of the purchase agreement for Wise Systems, the Company issued 106,739 common stock shares to be held in escrow, and is subject to a three year business performance agreement.

On May 1, 2004, the Company issued 25,000 free trading shares for services to be provided by one of its investor relations firm.

On April 28, 2004, all holders of the convertible bridge financing notes elected to convert their outstanding principal and accrued interest into equity, on the same terms and conditions as the private placement.  At that time, the note holders converted $700,000 in outstanding principal and $99,185 of accrued interest into 499,480 shares of Guardian common stock (converted at $1.60 per share), as well as 311,250 and 124,870 stock purchase warrants ($2.65 per share expiring eighteen [18] months from the date of issue).

On April 1, 2004, the Company issued 75,000 free trading shares and 150,000 restricted shares for services to A.B. Goldberg.

During the period March 24, 2004 through May 14, 2004, the Company held a series of closings with regard to the private placement of our securities.   Investors received units of securities, each unit consisting of four shares of common stock and one common stock purchase warrant to purchase one share of common stock exercisable at a price of $2.65 per share during an eighteen month period following the initial closing. Berthel Fisher & Company Financial Services, Inc. (“Berthel Fisher”) acted as our placement agent in connection with a private offering.   Gross proceeds from the transactions were $7,992,015, less cash expenses associated with the transactions in the aggregate amount of approximately $803,381, for net proceeds of approximately $7,188,634. The Company paid or issued the following compensation to Berthel Fisher for its services as placement agent in connection with the offering: (i) 224,800 shares of common stock (25,000 shares in December 2003 and 199,800 shares of common stock from March through May 2004); (ii) placement agent’s warrants to purchase 10% of the shares issued in the offering (excluding the shares underlying the Class A Warrants) for an aggregate of 499,502 warrants; (iii) investment banking fees, commissions and reimbursable expenses in the aggregate amount of approximately $766,000 and included in total cash expenses for the transactions.  The placement agent’s warrants are exercisable at a price of $1.92 per share for a period of five years from the date of issuance; contain certain piggyback registration rights and a cashless exercise provision.

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

On March 16, 2004, Guardian issued an aggregate of 287,500 shares of its common stock, with a fair market value of $3,076,250, in settlement of claims by certain brokers who alleged they were entitled to certain equity compensation.  In consideration of the issuance of the shares, the brokers executed a release of all claims against Guardian.  Guardian granted the brokers certain piggyback registration rights in connection with the issuance of the shares.  The shares were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and are restricted securities within the meaning of Rule 144(a)(3).  On March 17, 2004, the investment bank exercised its cashless exercise provision and the Company issued 197,368 shares of Rule 144 restricted common stock to the investment bank.

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

During 2004, the Company issued 75,000 shares of common stock to one of its investor relations firm for services to be rendered under two separate consulting service agreements and recorded an expense of approximately $275,687.

Pursuant to the terms of a placement agreement, dated December 22, 2003, as amended February 27, 2004, the Company engaged Berthel Fisher & Company Financial Services, Inc. (“Berthel Fisher”) to act as the Company placement agent in connection with a contemplated private offering of our securities exclusively to certain “accredited investors” pursuant to Rule 506 of Regulation D under the Securities Act.  Under the terms of the offering, investors received units of securities, each unit consisting of four shares of common stock and one common stock purchase warrant to purchase one share of common stock exercisable at a price of $2.65 per share during an eighteen month period following the initial closing.  The Company paid or issued the following compensation to Berthel Fisher for its services as placement agent in connection with the offering: (i) 224,800 (25,000 shares in December 2003 and 199,800 shares of common stock from March – May 2004); (ii) placement agent’s warrants to purchase 10% of the shares issued in the offering (excluding the shares underlying the Class A Warrants) for an aggregate of 499,502 warrants; (iii) investment banking fees, commissions and reimbursable expenses in the aggregate amount of approximately $766,000.  The placement agent’s warrants are exercisable at a price of $1.92 per share for a period of five years from the date of issuance; contain certain piggyback registration rights and a cashless exercise provision.

Preferred Stock

The Company has the authority to issue 1,000,000 shares of $0.20 par value preferred stock.  The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of such shares.

On November 23, 2004, the stockholders of the Company voted in the affirmative to automatically convert all shares of the Company’s Series A Convertible Preferred Stock into shares of Common Stock.  Messrs. Dishaw and Trudnak, are directors, executive officers, and principal stockholders of Guardian, and are interested persons and directly affected by the outcome of this conversion.  Moreover, Mr. Tobin the third holder of the Series A Convertible Preferred Stock, is a principal stockholder of Guardian.  Robert A. Dishaw, the President, the Chief Operating Officer, a director, and a principal stockholder of Guardian, owned beneficially and of record 2,212 shares of Series A Convertible Preferred Stock.  Michael W. Trudnak, the CEO, Chairman, Secretary, a director, and a principal stockholder of Guardian, owned beneficially and of record 1,885 shares of Series A Convertible Preferred Stock.  Mr. Dishaw received, upon conversion of all of the shares of Series A Convertible Preferred Stock owned beneficially and of record by him as of that date, an aggregate of 2,212,000 shares of common stock of Guardian, and Mr. Trudnak received, upon conversion of all of the shares of Series A Convertible Preferred Stock owned beneficially and of record by him as of that date, an aggregate of 1,885,000 shares of common stock of Guardian.  Mr. Tobin owned beneficially and of record 1,430 shares of Series A Convertible Preferred Stock as of that date and upon conversion received an aggregate of 1,430,000 shares of common stock of Guardian.

On February 13, 2004, at a Special Meeting of Stockholders of the Company, the Company’s stockholders voted to increase the number of shares of Common Stock from 15,000,000 to 200,000,000.  Approval of the increase in common stock initiated the automatic conversion of all remaining 1,303.3 shares of Series B Convertible Preferred Stock and 545 shares of Series C Convertible Preferred Stock into 1,303,300 and 545,000 shares of common stock, respectively.

Stock Warrants

The Company has issued warrants as compensation to its placement agent and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.

Warrant Issued

On November 3, 2006, the Company entered into a securities purchase agreement with certain selling stockholders.  Under that agreement, the Company sold an aggregate of $5,150,000 in principal amount of our Series A 10% Senior Convertible Notes and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,707 shares of our common stock.  The Company issued an aggregate of $2,575,000 in principal amount of debentures and 4,453,707 Series D Warrants at a first closing held on November 8, 2006, and due to conversion feature embedded in the notes and the warrants, the transaction was recognized as a liability under generally accepted accounting principles.  Due to milestone-related adjustments, the exercise price and the maximum number of shares to be issued under the warrants are indeterminable at year end 2006. The Company contemplates issuing an additional $2,575,000 in principal amount of debentures at a second closing to be held following the effectiveness of a registration statement registering the shares of our common stock underlying the Debenture and Series D Warrants.  However, the Company can provide no assurances that the conditions for the second closing will be met.  Also, the Company expects that any proceeds from the contemplated second closing allocable to the embedded conversion features of the Debentures and Series D Warrants to be recognizable as a liability under generally accepted accounting principles.  One-half of the Series D Warrants became exercisable on November 8, 2006, and the remaining one-half will become exercisable by the holder following the contemplated second closing.   The warrants may be exercised via a cashless exercise if certain conditions are met.  The Company considered Emerging Issues Task Force Issue 00-19 (EITF 00-19), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and concluded that there were insufficient shares

to share settle the contracts.   Therefore, the relative fair value allocated to the warrants in consideration of financing is $1,515,142 for warrants issued to the debenture holders and $112,421 for the warrants issued to the broker, and was recorded as an increase to derivative liabilities. The classification of the warrants is reconsidered at each balance sheet date and, as long as the warrants are considered derivative liabilities under EITF 00-19, changes in the fair value of the warrants are recorded as interest expense.  Cancellation of the warrants can occur at the election of the Company upon certain conditions.  The warrants related to the first closing expire on November 8, 2011.

During September 2006, the Company agreed to convert warrants from the April 2005 private placement for certain investors into shares of common stock due to the more favorable terms established with the July 2005 Private Placement.  One investor converted 30,000 warrants to 30,000 shares of common stock.

During August and September 2006, the Company entered into a series of purchase agreements with four previous investors of the Company, under which convertible promissory notes in the aggregate amount of $1,100,000 and warrants to purchase 1,100,000 shares of our common stock were issued.  The warrants are exercisable during the twelve (12) month period commencing on the date of issuance at a price of $1.60 per share.  The proceeds of the sale of the notes were used by the Company for working capital purposes.  The notes bear interest at 15% per annum and were repayable 180 days after the date of issuance of the notes (maturity date).  The warrants contain certain anti-dilution provisions in the event of a stock dividend, capital reorganization, consolidation or merger of Guardian.  The bridge notes matured during February and March 2007.  The four noteholders agreed to the extension of the maturity date and interest at 15% per annum to continue beyond the original maturity date.  The Company analyzed the provisions of the convertible note host contracts and concluded that the convertible note contracts should be analyzed under the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and embedded derivative features should be bifurcated and separately measured at fair value.  The relative fair value allocated to the warrants in consideration of the convertible note is $631,734 and accordingly increased paid-in capital.  This discount was amortized to interest expense over the six month term of the notes.   The fair value of the embedded conversion option was determined using the Black-Scholes method for valuing options.  Therefore, the fair value of the embedded conversion option was approximately $468,266 and was recorded as a derivative liability.

During July 2006, the Company accepted direct investment from existing accredited investors of $439,000 and issued 274,374 shares of common stock.  Common stock was increased by approximately $274 for the par value of the stock, and $ 438,726 to paid-in capital.  In addition, the Company issued an aggregate of 146,719 warrants to purchase common stock, exercisable at a price of $3.00 per share that contains a cashless exercise provision.  The warrants expire in July 2008.

During May 2006, the Company accepted direct investment from accredited investors of $382,208 and issued 238,880 shares of common stock.  In addition, the Company issued an aggregate of 59,720 warrants to purchase common stock, exercisable at a price of $3.00 per share that contains a cashless exercise provision.  The warrants expire in May 2008.

On February 15, 2006, the Company issued to its investor relations consultant 125,000 warrants to purchase our common stock, at varying exercise prices ($3.00 to $9.00) for consulting services.  The fair value of the warrants is $112,750, and is being amortized over the consulting period of January through December 2006.

During July and August 2005, the Company closed on a private placement of its common stock for aggregate proceeds of approximately $4,650,000 (before deductions of $129,500 for certain investment banking fees and expenses).  The Company issued to the investors 2,325,000 shares of common stock.  As part of this private placement, the placement agent received 92,500 stock purchase warrants with an exercise price of $3.00 per share for a period of five years from the date of issuance, containing certain anti-dilution provisions, a piggy-back registration right, a cashless exercise provision, and other customary provisions.  The Company also issued 38,000 warrants to placement agents as compensation for the transaction.

On April 15, 2005, pursuant to the terms of a units purchase agreement, the Company closed on a private placement of its securities for gross proceeds of $1,200,000 (before deductions of $117,560.75 for certain fees and expenses).   The Company issued 120,000 units of securities, each unit consisting of four shares of our common stock and one Class B Common Stock Purchase Warrant (“Class B Warrant”) to purchase one share of common stock.  The Class B Warrants are exercisable commencing on the date of issuance and ending August 15, 2006, at a price of $3.00 per share.  In addition, the placement agent for the transaction received the following compensation: (i) 48,000 warrants to purchase shares of common stock equal to 10% of the shares issued in the offering, exercisable at a price of $3.00 per share for a period of five years from the date of issuance, (ii) commissions and non-accountable expense reimbursement in the aggregate amount of approximately $96,000, and (iii) contain anti-dilution provisions,  piggy-back registration rights, cashless exercise provision, and other customary provisions.

On November 8, 2004, the Company accepted direct investments from two investors of $445,000 and $16,000, respectively, on the same terms and conditions as the private placement offering.  The investors received 260,000 and 28,125 shares of common stock, as well as 65,000 and 7,031 stock purchase warrants at a price of $2.65 per share, expiring eighteen months from the date of issuance.

On May 19, 2004, the Company issued to its investor relations consultant 250,000 warrants to purchase our common stock, at an exercise price of $5.00 for consulting services.

On April 28, 2004, all holders of the convertible bridge financing notes elected to convert their outstanding principal and accrued interest into equity, on the same terms and conditions as the private placement.  At that time, the note holders converted $700,000 in outstanding principal and $99,185 of accrued interest into 499,480 shares of Guardian common stock (converted at $1.60 per share), as well as 311,250 and 124,870 stock purchase warrants ($2.65 per share expiring eighteen [18] months from the date of issue).

During the period March 24, 2004 through May 14, 2004, the Company held a series of closings with regard to the private placement of our securities.   Investors received units of securities, each unit consisting of four shares of common stock and one common stock purchase warrant to purchase one share of common stock exercisable at a price of $2.65 per share during an eighteen month period following the initial closing. Berthel Fisher & Company Financial Services, Inc. (“Berthel Fisher”) acted as our placement agent in connection with a private offering.   Gross proceeds from the transactions were $7,992,015, less cash expenses associated with the transactions in the aggregate amount of approximately $803,381, for net proceeds of approximately $7,188,634. The Company paid or issued the following compensation to Berthel Fisher for its services as placement agent in connection with the offering: (i) 224,800 shares of common stock (25,000 shares in December 2003 and 199,800 shares of common stock from March through May 2004); (ii) placement agent’s warrants to purchase 10% of the shares issued in the offering (excluding the shares underlying the Class A Warrants) for an aggregate of 499,502 warrants; (iii) investment banking fees, commissions and reimbursable expenses in the aggregate amount of approximately $766,000 and included in total cash expenses for the transactions.  The placement agent’s warrants are exercisable at a price of $1.92 per share for a period of five years from the date of issuance; contain certain piggyback registration rights and a cashless exercise provision.

On March 25 and May 15, 2004, the Company accepted direct investments from two investors of $64,000 and $23,200, respectively, on the same terms and conditions as the private placement offering.  The investors were allowed to invest outside the private placement offering as a result of their prior affiliation with us.  The investors received 40,000 and 14,500 shares of common stock, as well as, 10,000 and 3,625 stock purchase warrants at a price of $2.65 per share, expiring eighteen months from the date of issuance.

Warrant Exercised

During September 2006, the Company agreed to convert warrants from the April 2005 private placement for certain investors into shares of common stock due to the more favorable terms established with the July 2005 Private Placement.  One investor converted 30,000 warrants to 30,000 shares of common stock.

During March 2006, an investor used the cashless exercise provision of their stock purchase warrants to exchange 80,000 stock purchase warrants for 5.926 shares of common stock.

During September 2005, a group of investors in the 2004 Private Placement exercised 906,797 stock purchase warrants that resulted in the issuance of 906,797 shares of common stock for cash proceeds to the Company of $2,161,335 in September 2005, and net proceeds of $241,815 in October 2005.

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

During July and August 2005, the Company agreed to convert warrants from the April 2005 investment for certain investors into shares of common stock due to the more favorable terms established with the July/August 2006 private placement.  Investors converted 45,000 warrants to 45,000 shares of common stock

During July 2005, a group of investors in the 2004 Private Placement exercised 3,125 stock purchase warrants that resulted in the issuance of 3,125 shares of common stock for cash proceeds to the Company of $8,281.

During March 2005, an investor in the 2004 Private Placement exercised 2,342 stock purchase warrants that resulted in the issuance of 2,342 shares of common stock for cash proceeds to the Company of $6,206.

The Company has issued warrants as compensation to its bridge noteholders, placement agent and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.  The table below shows by category, the warrants issued and outstanding at December 31, 2006.

Common Stock Purchase Warrants	Number of Warrants Granted and Outstanding	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Placement agent	21,800	November 24, 2003	$1.95	November 24, 2008
	234,817	May 14, 2004	1.92	May 13, 2009
	239,745	May 14, 2004	1.95	May 13, 2009
	10,000	July 13, 2005	2.00	February 16, 2007
	18,000	July 13, 2005	2.00	June 30, 2007
	92,500	July 13, 2005	2.60	July 12, 2010
	48,000	April 15, 2005	3.00	August 15, 2010
	155,880	November 8, 2006	1.16	November 8, 2011
	820,742

Bridge noteholders	80,000	December 8, 2003	$2.50	June 6, 2007
	80,000	December 19, 2003	5.00	June 16, 2007
	31,250	December 19, 2003	5.00	December 6, 2007
	31,250	December 19, 2003	5.00	July 7, 2007
	53,486	April 28, 2004	2.65	April 26, 2007
	200,000	August 7, 2007	1.60	August 6, 2008
	100,000	August 10, 2007	1.60	August 9, 2008
	600,000	August 14, 2007	1.60	August 13, 2008
	200,000	September 7, 2006	1.60	September 6, 2008
	2,226,854	November 8, 2006	1.16	November 8, 2011
	3,602,840

Private placement investors	65,000	February 26, 2004	$2.65	February 25, 2009
	39,200	May 14, 2004	2.65	March 23, 2007
	10,000	July 13, 2005	2.00	June 30, 2007
	11,720	May 20, 2006	3.00	May 20, 2008
	8,000	May 24, 2006	3.00	May 24, 2008
	35,000	May 25, 2006	3.00	May 25, 2008
	5,000	May 31, 2006	3.00	May 31, 2008
	7,813	July 3, 2006	3.00	July 3, 2008
	10,000	July 7, 2006	3.00	July 7, 2008
	121,875	July 10, 2006	3.00	July 10, 2008
	7,031	July 14, 2006	3.00	July 14, 2008
	320,639

Consultants	32,500	May 19, 2004	$5.00	May 19, 2007
	217,500	May 19, 2004	5.00	May 19, 2008
	50,000	February 15, 2006	3.00	February 15, 2009
	40,000	February 15, 2006	6.00	February 15, 2009
	35,000	February 15, 2006	9.00	February 15, 2009
	375,000

Total Warrants Issued and Outstanding	5,119,221

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

During 2006, Company employees exercised 600,000 incentive stock options which resulted in the issuance of 600,000 shares of common stock for cash proceeds to the Company of $300,000.  Common stock was increased by $600 for the par value of the shares and $299,400 to paid-in capital.

During 2005, the Company’s employees exercised a total of 400,000 incentive stock options which resulted in the issuance of 400,000 shares of common stock for total cash proceeds to the Company of $200,000. Common stock was increased by $400 for the par value of the shares and $199,600 to paid-in capital.

During 2004, Company employees exercised 450,000 incentive stock options which resulted in the issuance of 450,000 shares of common stock for cash proceeds to the Company of $247,500.  Common stock was increased by $450 for the par value of the shares and $247,050 to paid-in capital.

Summary of stock option activity for the three fiscal years ended December 31, 2006 is as follows:

Fiscal Year and Activity	Weighted- Average Exercise Price	Number of Options

Outstanding December 31, 2003	$0.71	1,780,000

Fiscal 2004 activity
Granted ($0.36 - $4.10)	1.38	3,522,800
Exercised ($0.50 - $1.25)	0.58	(270,000)
Cancelled ($0.50 - $3.60)	0.81	(600,000)
Outstanding December 31, 2004	1.24	4,432,800

Fiscal 2005 activity
Granted ($2.67 - $5.27)	3.44	695,000
Exercised ($0.50)	0.50	(400,000)
Cancelled ($2.80 - $4.99)	3.44	(40,000)
Outstanding December 31, 2005	1.61	4,687,800

Fiscal 2006 activity
Granted ($1.80 - $2.60)	2.35	295,000
Exercised ($0.50)	0.50	(600,000)
Cancelled ($1.80 - $5.05)	3.66	(231,700)
Outstanding December 31, 2006	$1.71	4,151,100

The following table summarizes additional information about stock options outstanding at December 31, 2006:

Issued and Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Yrs)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Price

$0.36 - $0.50	2,310,000	7.0	$0.47	2,310,000	$0.47
$1.25	28,000	7.2	1.25	28,000	1.25
$1.78 - $5.27	1,813,100	7.5	3.30	1,548,100	3.46
	4,151,100	7.1	$1.71	3,886,100	$1.67

Common Shares Reserved – At December 31, 2006, the activity to date for shares of common stock reserved for future issuance were as follows:

Stock options outstanding	4,151,100

Stock options available for grant	24,578,900

Warrants to purchase common stock	5,119,221

Consulting Stock Compensation

On July 27, 2006, the Company issued to its investor relations consultant 100,000 shares of common stock in exchange of commissions for shares.  The Company adjusted common stock and additional paid-in capital accounts accordingly for $100.

On June 12, 2006, the Company issued 51,000 shares of common stock as compensation for equity research services rendered under a consulting services agreement and recorded an expense of $40,051. The fair value of the stock is $91,800, and is being amortized over the one year consulting period beginning June 19, 2006.  Common stock was increased by $51 for the par value of the shares and $91,749 to paid-in capital.

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

On July 11, 2005, the Company extended the consulting agreement with its financial consulting services firm for a period of six months.  The consultant received 50,000 shares of the Company’s common stock, and recorded an expense of $152,675.

On June 29, 2005, the Company extended the consulting agreement with its primary investor relations firm for a period of six months.  Under the terms of the extension, the consultant received 30,000 shares of the Company’s common stock, and recorded an expense of $99,300.

On June 24, 2005, the Company entered into a six-month consulting agreement for public relations services under which the consultant received compensation in the form of 25,000 shares of common stock, and recorded an expense of $86,000.

On May 16, 2005, under the incentive compensation terms of a consulting agreement with its primary investor relations consultant, the Company issued 24,000 shares of common stock in exchange of commissions for shares.  The Company adjusted common stock and additional paid-in capital accounts accordingly by $24.

On May 19, 2004, the Company issued to its investor relations consultant 250,000 warrants to purchase our common stock, at an exercise price of $5.00 for consulting services.

On May 1, 2004, the company issued 25,000 free trading shares for services to be provided by one of its investor relations firm.

On April 1, 2004, the Company issued 75,000 free trading shares and 150,000 restricted shares for services to A.B. Goldberg.

During 2004, the Company issued 75,000 shares of common stock to one of its investor relations firm for services to be rendered under two separate consulting service agreements and recorded an expense of approximately $275,687.

Additional Stockholder’s Equity Activity

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

During Fiscal 2006, the Company remeasured the redemption value of outstanding common shares issued pursuant to consulting agreements, which were previously issued.  The Company accordingly recorded a net adjustment for the current year of $47,671 by decreasing paid-in capital and decreasing stock-based compensation expense.

During Fiscal 2006, the Company remeasured the redemption value of outstanding common shares subject to repurchase, which were previously issued in the December 19, 2003 Difference Engine asset purchase.  The Company recorded a net adjustment for the current year of $784,032 by reducing temporary equity and increasing permanent equity.

During Fiscal 2006, the Company reclassified from temporary equity to permanent equity, the redemption value of $177,055, due to the sale of Guardian stock held by the shareholders of Difference Engines Corporation.

On July 27, 2005, 35,580 shares of common stock were returned to the Company under the July 27, 2004 Wise acquisition stock purchase agreement.  This was the result of the revenue performance threshold not being achieved in the second performance year of a three year agreement.  The Company adjusted common stock and additional paid-in capital account accordingly by $36.

During Fiscal 2005, the Company remeasured the redemption value of outstanding common shares subject to repurchase, which were previously issued in the December 19, 2003 Difference Engine asset purchase.  The Company recorded a net adjustment for the current year of $360,366 by reducing temporary equity and increasing permanent equity.

During Fiscal 2005, the Company reclassified from temporary equity to permanent equity, the redemption value of $377,442, due to the sale of Guardian stock held by the shareholders of Difference Engines Corporation.

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

NOTE 6.   ACQUISITIONS

Acquisition of Certain Assets of Difference Engines

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

Under the terms of an Asset Purchase Agreement, Guardian issued 587,000 shares of its common stock as consideration for the purchase of the IP from Difference Engines Corporation, and cancelled a convertible promissory note that Difference Engines issued to Guardian in the amount of approximately $25,000 representing advances Guardian made to Difference Engines.  The founders of Difference Engines provided certain releases to Guardian related to their contribution of the technology to Difference Engines.  The 587,000 shares of common stock were subject to a two (2) year lock up.  Upon expiration of the two (2) year lock up period, in the event that the shares are not eligible for resale under “Rule 144” and have not been registered under the Securities Act, the holder of the shares may demand redemption of the shares.  The redemption price is to be calculated on the basis of the average of the closing bid and asked prices of Guardian’s common stock for the twenty (20) consecutive business days ending on the day prior to the date of the exercise of the holder’s right of redemption.  Under SEC Accounting Series Release (“ASR”) 268, “Presentation in Financial Statements of ‘Preferred Redeemable Stock’,” such freestanding financial instruments are to be classified as temporary equity and measured at the value of the redemption right.  The Company calculated the redemption value of the common stock issued in the Difference Engines asset purchase and reclassified from permanent equity to temporary equity the redemption value of $2,044,228.

As shares of common stock are sold by the holders and/or the Company registers its outstanding shares of common stock, the then current fair value of those shares, based on the redemption value, shall be reclassified from temporary equity to permanent equity.  During the fiscal periods ended December 31, 2006 and 2005, the temporary equity account was reduced and the permanent equity account increased by $177,055 and $377,442, respectively, for the change in the estimated redemption value of the outstanding shares and the sale of Guardian stock held by the shareholders of Difference Engines Corporation.  Also, during the fiscal periods ended December 31, 2006 and 2005, the temporary equity account was reduced and the permanent equity account increased by $784,032 and $360,366, respectively, for the gain on the remeasurement of the estimated redemption value of the outstanding shares held by the shareholders of Difference Engines Corporation.

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

The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

SUMMARY OF NET ASSETS ACQUIRED AND LIABILITIES ASSUMED
Cash	$ 609
Accounts receivable	89,513
Other current assets	725
Equipment, net	55,225
Goodwill	119,191
Intangible assets, net	2,264,630
Total assets acquired	$ 2,529,893
Accounts payable	$ 299,501
Total liabilities assumed	299,501
Net assets acquired	$ 2,230,392

Pro forma information (unaudited):

Fiscal Year 2004
Revenue	$326,351
Loss from continuing operations	$(29,576,679)
Net loss per common share - basic and dilutive	$(1.47)

Weighted Average Shares Common Stock	20,086,795

NOTE 7.   GOODWILL AND INTANGIBLE ASSETS

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

The Company acquired intangible assets consisting of software technology from Wise on July 27, 2004 and other software valued at $2,648,366 and goodwill of $128,633.  Under SFAS No. 142, the software technology is considered to have a finite life, which management has estimated to be 5 years.  The value of the asset will be amortized on a straight-line basis over this period.  The Company continues to develop and market the software technology acquired, specifically for sale in the U.S. marketplace, and has concluded that no impairment existed as of December 31, 2006, as its net realizable value exceeds its carrying value.  Goodwill is a non-amortizing intangible asset subject to ongoing evaluation for impairment.

	As of December 31, 2006
Category and Useful Life	Gross Cost	Accumulated Amortization	Net Book Value

Intangibles with indefinite lives:
Goodwill	$128,633	$-	$128,633

Intangibles with finite lives:
Software technology (5 years)	$2,648,366	$1,375,764	$1,272,602
Patent acquisition costs (20 years)	314,288	18,261	296,027
	$2,962,654	$1,394,025	$1,568,629

The Company’s estimated amortization expense is $516,873 for 2007, $507,054 for 2008, $289,157 for 2009, $13,494 for 2010 and $242,051 for 2011 and thereafter.  In accordance with SFAS No. 142, the Company reassessed the useful lives of all finite intangibles, and it was determined that no changes to such lives should be made and that there were no residual values associated with any of the intangible assets.

NOTE 8.   INCOME TAXES

There is no benefit or provision for income taxes reflected in the accompanying financial statements.  Reconciliation between the provision for income taxes computed by applying the statutory Federal income tax rate and the provision for income taxes is as follows:

YEAR ENDED DECEMBER 31	2006	2005	2004

Federal benefit at statutory rate	$(3,431,919)	$(4,470,131)	$(9,720,541)
Increase (decrease) due to:
State benefits, net of federal benefits	(399,718)	(520,639)	(1,132,157)
Difference in valuation stock-based compensation	-	1,098,214	4,247,724
Stock options exercises	(134,704)	144,865	1,890,771
Effect of foreign operations	266,949	469,594	200,294
Other, net	3,098	14,385	11,199
Valuation allowance	3,696,294	3,263,712	4,502,710
Provision for income taxes	$-	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s net deferred tax assets as of December 31, 2006 and 2005 were as follows:

YEAR ENDED DECEMBER 31	2006	2005

Deferred tax assets:
Accrued salaries	$269,199	$52,706
Accrued leave	24,720	13,292
Depreciation and amortization	307,099	145,933
Net operating loss carryforwards, not yet utilized	12,485,667	9,178,459
Total deferred tax assets	13,086,685	9,390,391
Valuation allowance for deferred tax assets	(13,086,685)	(9,390,391)
Net deferred tax assets	$-	$-

For income tax purposes, the Company has a current year net operating loss carryforward of approximately $8,706,781, and a cumulative net operating loss carryforwards at December 31, 2006 of $32,145,640 that, subject to applicable limitations, may be applied against future taxable income.  If not utilized, the net US operating loss carryforward will begin to expire in 2023.

NOTE 9.   COMMITMENTS AND CONTINGENCIES

Legal Proceedings.

On August 18, 2004, the Company became a defendant in a lawsuit in Minnesota state court entitled VisualGold v. Thomas E. Ramsay, Nancy Goetzinger and Guardian Technologies International, Inc.   VisualGold has alleged that the Company tortiously interfered with its contracts and prospective economic advantage by engaging Thomas Ramsay to work as a consultant, and that Ramsay transferred certain of its trade secrets to the Company.  The Company strenuously denies the allegations, and has asserted counterclaims against VisualGold and other third parties for misappropriation of the Company's own trade secrets.  The Company is seeking compensatory damages including its attorneys’ fees, plus costs and punitive damages, if allowed by the court.  Ramsay and Goetzinger have also filed counterclaims against VisualGold.  In October, 2004, the state court judge denied VisualGold's motion for a temporary injunction against the Company in all regards.  Discovery had then been proceeding until August, 2005, when the state court imposed a stay of all proceedings in the case, pending the final determination of the other parties' access rights to certain of the Company's proprietary documents and materials.  There was on January 31, 2006, an initial determination by the U.S. Government's Department of Homeland Security that the Company's source code was deemed to be Sensitive Security Information (“SSI”) that could not be disclosed or used in the suit. The progress of the case was also in doubt because VisualGold was the debtor in a 2005 bankruptcy case separately filed in Minnesota.  That bankruptcy has now been dismissed. The TSA has issued a series of Final Orders determining the SSI status of certain of Guardian’s proprietary materials, and VisualGold has appealed those SSI determinations in the appropriate federal appeals court. The stay has now been lifted, and as the state court proceedings go forward in light of the federal appeal, the Company intends both to vigorously defend against the claims made against it and to pursue its own counterclaims.  Based on the advice of counsel, the Company believes that it has substantial defenses to the VisualGold allegations and that the claims made against the Company are without merit.  The ultimate resolution of this lawsuit could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

Contractual Obligations.

The following table summarizes scheduled maturities of the Company’s contractual obligations extending beyond one year for which cash flows are fixed and determinable as of December 31, 2006.

Category	Payments Due in Fiscal
	Total	2007	2008	2009	2010	2011	Thereafter

Long-term debt	$2,575,000	$-	$2,575,000	$-	$-	$-	$-
Operating lease commitments (1)	899,245	276,566	267,291	267,291	88,097	-	-
Total contractyual obligations	$3,474,245	$276,566	$2,842,291	$267,291	$88,097	$-	$-

(1) Total rental expense included in the accompanying consolidated statements of earnings was $291,091 in fiscal 2006, $335,006 in fiscal 2005, and $187,291 in fiscal 2004.

NOTE 10. EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

The employment agreements for each named executive officer are multiple years in duration. Each of the named executive officers employment agreement provides for an annual base salary and a discretionary annual incentive cash bonus and/or equity awards.  In subsequent years, the amount of annual incentive cash and/or equity award bonus is subject to determination by our board of directors without limitation on the amount of the award. Each of the agreements provides for a severance payment over a prescribed term in the event the named executive is terminated without cause, including for Mr. Donovan and Mr. Hare, if their duties are materially changed in connection with a change in control. Each agreement also provides that no severance payment is due in the event of termination for cause, which includes termination for willful misconduct, conviction of a felony, dishonesty or fraud. Each agreement further contains an agreement by the named executive officer not to compete with us for a defined term equal in length to the applicable severance payment in the respective employment agreement, which the Company feels is reasonable and consistent with industry guidelines.

Michael W. Trudnak.   Mr. Trudnak serves as Chairman of the Board, Secretary, and Chief Executive Officer and a Class III director.  The Company entered into an employment agreement with Mr. Trudnak, which commenced on January 1, 2003.  The Company amended his agreement effective December 10, 2004. The amended agreement is for a three year term commencing June 26, 2003, and is renewable for one year terms.  The employment agreement provides for annual compensation to Mr. Trudnak of $275,000 and a monthly automobile allowance of $500.  The agreement provides for incentive compensation and/or bonuses as determined by Guardian, participation in Guardian’s stock option plan, and participation in any Guardian employee benefit policies or plans.  The employment agreement may be terminated upon the death or disability of the employee or for cause, in which event Guardian’s obligation to pay compensation shall terminate immediately.  In the event the agreement is terminated by us other than by reason of the death or disability of the employee or for cause, the employee is entitled to payment of his base salary for one year following termination.  The employee may terminate the agreement on 30 days’ prior notice to Guardian. The employee has entered into an employee proprietary information, invention assignment and non-competition agreement, pursuant to which the employee agrees not to disclose confidential information regarding Guardian, agrees that inventions conceived during his employment become the property of Guardian, agrees not to compete with the business of Guardian for a period of one year following termination of employment, and agrees not to  solicit employees or customers of Guardian following termination of employment.

William J. Donovan.   Mr. Donovan serves as President and Chief Operating Officer of Guardian, and previously served as Chief Financial Officer.  The Company entered into a new employment agreement with Mr. Donovan on November 21, 2005, which superseded his previous employment agreement with Guardian, dated effective August 18, 2003.  The new employment agreement is for a term of three (3) years unless earlier terminated, and is automatically renewable for one (1) year terms.  The employment agreement provides for an annual salary of $265,000.  The agreement provides for annual performance bonuses based on goals established by Guardian and agreed to by Mr. Donovan, a monthly automobile allowance of $500, participation in our stock option and other award plans (which options or awards shall immediately vest upon a “change in control”), and participation in any benefit policies or plans adopted by us on the same basis as other employees at Mr. Donovan’s level.

The employment agreement may be terminated by Mr. Donovan on 30 days’ prior written notice.  The employment agreement may be terminated by us by reason of death, disability or for cause.  In the event the agreement is terminated for death or disability of the employee, our obligation to pay compensation to the employee shall terminate immediately; provided that if the Company does not maintain disability insurance for the employee, he is entitled to be paid his base salary for one year following his disability.  In the event the he is terminated other than by reason of his death, disability, for cause, or change in control, Mr. Donovan is entitled to payment of his base salary for one year following termination.  Further if Mr. Donovan terminates his employment for the following material reasons (each a “material reason”): written demand by us to change the principal workplace of the employee to a location outside of a 50-mile radius from the current principal address of Guardian; a material reduction in the number or seniority of personnel reporting to employee or a material reduction in the frequency  or in nature of matters with respect to which such personnel are to report to employee, other than as part of a company-wide reduction in staff; an adverse change in employee’s title; a material decrease in employee’s responsibilities; or a material demotion, Mr. Donovan is entitled to be paid the greater of the base salary remaining under the employment agreement or twelve months base salary.

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

Also, Mr. Donovan has entered into a proprietary information, invention assignment and non-competition agreement (“non-competition agreement”), pursuant to which he has agreed not to disclose confidential information regarding us, agrees that inventions conceived during his employment become our property, agrees not to compete with our business for a period of one year following termination or expiration of his employment, and agrees not to solicit our employees or customers following termination of his employment.  The employment agreement provides for arbitration in the event of any dispute arising out of the agreement or his employment, other than disputes arising under the non-competition agreement.

Gregory E. Hare.  Mr. Hare serves as our Chief Financial Officer. The Company entered into an employment agreement with Mr. Hare commencing on January 30, 2006. The employment agreement is essentially the same as the agreement the Company entered into with Mr. Donovan, except that the agreement is for a term of two (2) years unless earlier terminated and is automatically renewable for one (1) year terms.  The employment agreement provides for a base salary of $200,000 per annum and no automobile allowances. The agreement provides for annual performance bonuses based on goals established by the Company and agreed to by Mr. Hare, participation in the Company’s stock option and other award plans, and participation in any company benefit policies or plans adopted by us on the same basis as other employees at Mr. Hare’s level.  The Company agreed to grant to Mr. Hare, subject to approval of our Compensation Committee, stock options to purchase 200,000 shares of our common stock pursuant to our 2003 Stock Incentive Plan, one-half of which options will vest on the one year anniversary of the commencement of his employment and the remaining options vesting on the two year anniversary of the commencement of his employment.

Also, Mr. Hare has entered into a proprietary information, invention assignment and non-competition agreement (“non-competition agreement”), pursuant to which he has agreed not to disclose confidential information regarding us, agrees that inventions conceived during his employment become our property, agrees not to compete with our business for a period of one year following termination or expiration of his employment, and agrees not to  solicit our employees or customers following termination of his employment.  The employment agreement provides for arbitration in the event of any dispute arising out of the agreement or his employment, other than disputes arising under the non-competition agreement.

Steven V. Lancaster and Darrell E. Hill.  The Company entered into employment agreements with Mr. Hill, Vice President, Program Management, and Mr. Lancaster, Vice President, Business Development which the Company amended on December 10, 2004.  The amended agreements are essentially the same as the agreements with Mr. Trudnak, except that the agreements provide for base salaries of $125,000 per annum and no automobile allowances.

Each of the foregoing agreements provides that the employee shall be entitled to participate in any stock option plan that the Company subsequently adopt, including the 2003 Stock Incentive Plan. Mr. Trudnak’s original employment agreement provided for the grant of an aggregate of 400,000 shares of our restricted stock. However, effective June 21 2004, Mr. Trudnak agreed to accept in lieu of the issuance of such shares, ten year nonqualified options to purchase an aggregate of 400,000 shares of common stock at an exercise price of $.36 per share. Also, each of Messrs. Hill’s and Lancaster’s original employment agreements provided for the grant of 200,000 shares of our restricted stock. However, effective June 21 2004, each of Messrs. Hill and Lancaster agreed to accept in lieu of the issuance of such shares, ten year nonqualified options to purchase an aggregate of 200,000 shares of common stock at an exercise price of $.50 per share.

NOTE 11. RELATED PARTY TRANSACTIONS

Note Payable to Stockholder and Executive Officer

On April 21, 2006, the Company entered into a loan agreement with Mr. Michael W. Trudnak, the Company's Chairman and Chief Executive Officer, pursuant to which Mr. Trudnak loaned Guardian $200,000.  Guardian issued a non-negotiable promissory note, dated effective April 21, 2006, to Mr. Trudnak in the principal amount of $200,000.  The note is unsecured, non-negotiable and non-interest bearing.  The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of the Company's securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default.  The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by Guardian of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party or by which Guardian, or any of its properties, assets or outstanding securities, are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of the Company's creditors; (e) the application for the appointment of a receiver or liquidator of Company property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to the Company, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  Guardian agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys' fees and interest from the date of default at the rate of 18% per annum.  The note is not assignable by Mr. Trudnak without the Company's prior consent.  Guardian may prepay the note in whole or in part upon ten days notice.  On October 21, 2006, Mr. Trudnak extended the due date of the loan to December 31, 2006. Subsequently, on October 3 and October 18, 2006, Mr. Trudnak loaned to us $102,000 and $100,000, respectively, on substantially the same terms as the April 21, 2006 loan, except that each loan is due six months after the date thereof.  Accordingly, following such additional loans, the Company owed an aggregate of approximately $402,000 to Mr. Trudnak.  On November 10, 2006, Mr. Trudnak extended the due dates of such loans to May 31, 2007, except that $100,000 of the April 21, 2006, loan becomes due upon Guardian closing $2,500,000 in financing after November 6, 2006, and the remaining amount of such loans become due upon Guardian closing an aggregate of $5,000,000 in financing after November 6, 2006, and prior to May 31, 2007.  Following the first closing of our Debenture and Series D Warrant financing on November 8, 2006, the Company repaid the $100,000 in principal amount of the April 1, 2006, loan to Mr. Trudnak.  As of December 31, 2006, the Company owed Mr. Trudnak an aggregate of approximately $302,000.   The terms of the above transaction were reviewed and approved by the Company's audit committee and by our board of directors.

Issuances of Stock to Directors, Officers and Others

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

On August 4, 2003, Guardian entered into an employment agreement with Ruth Taylor pursuant to which Mrs. Taylor is employed as an accountant.  Mrs. Taylor is the adult daughter of Mr. Robert A. Dishaw, a consultant and principal stockholder of Guardian.  The employment agreement provides for an annual base salary of $60,000 per annum.  The agreement is for a term of one year and is automatically renewed for one year terms unless earlier terminated.  The agreement provides for an annual performance bonus as determined by Guardian, participation in Guardian’s stock option plan, and participation in Guardian’s benefit policies and plans.  The agreement provides for the issuance pursuant to Guardian’s stock option plan of 100,000 non-qualified stock options vest in 6 months and exercisable at a price of $.50 per share, and 100,000 non-qualified stock options vesting one year from the anniversary date of employee’s employment and exercisable at a price of $.50 per share.  The agreement may be terminated upon the death or disability of employee or for cause.  If the employee is terminated by reason of death, disability (except as noted below) or for cause, no further compensation is payable to employee.  If employee is terminated other than by reason of death, disability or cause, or if no disability insurance is provided and employee becomes disabled, employee is entitled to be paid her base salary for six months.  Employee may terminate her employment agreement on 30 days’ prior written notice.  The Company has also entered into a non-competition, confidentiality, proprietary rights and non-solicitation agreement (proprietary information agreement) with Mrs. Taylor, pursuant to which employee has agreed not to disclose confidential information regarding Guardian, agreed that proprietary rights conceived during her employment are the property of Guardian, and agreed not to solicit Guardian’s customers or attempt to hire our employees for twelve months following termination of her employment.  The employment agreement provides for arbitration in the event of any dispute arising out of the employment agreement or employee’s employment, other than disputes under the proprietary information agreement.  During 2004, Guardian granted to Mrs. Taylor 10,000 incentive stock options at an exercise price of $3.60, and on October 4, 2005, granted to Mrs. Taylor 15,000 options at an exercise price of $3.00 per share.

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

The Company entered into an employment agreement with Mr. Robert A. Dishaw effective November 21, 2005, when Mr. Dishaw resigned as President and Chief Operating Officer of the Company, thereby, terminating his employment agreement, dated December 10, 2004.  Mr. Dishaw remained a director of the Company until August 2006, and continues to provide consulting services to the Company.  The consulting services agreement provides that Mr. Dishaw will perform services with regard to the distribution of the Company’s products through EGC International, Inc., and that he shall be the primary intermediary with EGC. The agreement is for a term of three (3) years unless earlier terminated.  The agreement provides for a consulting fee of $180,000 during year one, $130,000 during year two, and $80,000 during year three.  Mr. Dishaw will also be entitled to be paid a sales override commission of 3% of gross revenues from sales of Company products to EGC or its resellers, and 3% of gross revenues from sales of Company products to certain approved clients.  Mr. Dishaw shall continue to participate in benefit policies and plans of the Company, and shall be entitled to receive reimbursement of reasonable expenses.  The agreement may be terminated by Mr. Dishaw upon thirty (30) days prior written notice. The agreement may also be terminated by reason of his death, disability, for cause, or by reason of a “change in control” of the Company.  In the event of termination by reason of death or cause, consultant shall not be entitled to any further compensation.  In the event of termination by reason of disability, employee is entitled to receive a lump sum of $50,000 within 30 days of termination, subject to the Company’s right to have the agreement reinstated in the event consultant is able to resume his duties under the agreement.  Upon the occurrence of a change in control, consultant shall be entitled to receive a discounted lump sum equal to the remaining compensation due under the agreement.  The term “change in control” means:

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

NOTE 12. OPERATING LEASES

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

We also previously leased approximately 2,000 square feet of office space at Portman House, 7a High Street, Corsham, Wiltshire. The Company exercised the review date provision of the Corsham office lease, thereby terminating the lease on September 29, 2006.

Total rental expense included in the accompanying consolidated statements of earnings was $291,091 in 2006, $335,006 in 2005, and $187,291 in 2004.