Form 10-Q
period 2007-03-31
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2007-05-18
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

 X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ✓    No  ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [  ]    Accelerated Filer  [  ]  Non-Accelerated Filer  [✓ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes __  No  ✓

On May 15, 2007, 35,164,829 shares of the registrant’s common stock, $.001 par value, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends, “plans,” “should,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof (including their use in the negative), or by discussions of strategies, plans or intentions.  Such statements include but are not limited to statements under Item 1A - Risk Factors of our Form 10-K for the year ended December 31, 2006, and Part II, Item 1A – Risk Factors and Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report, and elsewhere in this report.  A number of factors could cause results to differ materially from those anticipated by such forward-looking statements, including those discussed under Item 1A - Risk Factors of our Form 10-K for the year ended December 31, 2006, and Part II, Item 1A - Risk Factors of this report. The absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including factors described in Item 1A - Risk Factors of our Form 10-K for the year ended December 31, 2006 and Part II, Item 1A - Risk Factors of this report.  You should carefully consider Item 1A - Risk Factors of our Form 10-K for the year ended December 31, 2006, Part II, and Part II, Item 1A - Risk Factors of this report in evaluating our forward-looking statements.

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

22

ITEM 4.  CONTROLS AND PROCEDURES

22

PART II.  OTHER INFORMATION

23

ITEM 1.    LEGAL PROCEEDINGS

23

ITEM 1A.  RISK FACTORS

23

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

24

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

24

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

24

ITEM 5.   OTHER INFORMATION

24

ITEM 6.   EXHIBITS

25

SIGNATURES

26

 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	March 31	December 31
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$ 61,687	$ 737,423
Accounts receivable	24,075	108,713
Other current assets	87	-
Prepaid expenses	58,416	101,819
Total current assets	144,265	947,955

Equipment, net	585,174	611,548

Other Assets
Other noncurrent assets	404,306	453,448
Goodwill	128,856	128,633
Intangible assets, net	1,440,846	1,568,629
Total assets	$ 2,703,447	$ 3,710,213

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 1,161,027	$ 737,125
Other accrued liabilities	1,101,407	920,171
Notes payable and advances from related parties	452,000	302,000
Notes payable, less discount	1,100,000	946,821
Derivative liabilities - embedded conversion feature of notes	468,266	468,266
Deferred revenue	-	44,390
Total current liabilities	4,282,700	3,418,773

Noncurrent Liabilities
Notes payable, less discount	894,669	473,080
Derivative liabilities - embedded conversion feature of debentures and detachable warrants	3,429,023	2,472,327
Total noncurrent liabilities	4,323,692	2,945,407

Common shares subject to repurchase, stated at estimated redemption value; 401,550 shares outstanding at March 31, 2007 and December 31, 2006
	417,612	345,333

Stockholders' Equity (Deficit)
Convertible preferred stock, $0.20 par value; authorized 1,000,000 shares
Shares issued and outstanding at March 31, 2007 – none
Shares issued and outstanding at December 31, 2006 – none	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares
Shares issued and outstanding at March 31, 2007 - 34,559,269
Shares issued and outstanding at December 31, 2006 - 34,494,575	34,559	34,494
Additional paid-in capital	56,263,976	56,031,948
Accumulated comprehensive income (loss)	75,731	78,634
Deficit accumulated	(62,694,823)	(59,144,376)
Total stockholders' equity (deficit)	(6,320,557)	(2,999,300)
Total liabilities and stockholders' equity (deficit)	$ 2,703,447	$ 3,710,213

See notes to consolidated financial statements.

Consolidated Statements of Operations

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31
	2007	2006

Net revenues	$ 72,273	$ 309,669

Cost of sales	133,889	243,045

Gross profit (loss)	(61,616)	66,624

Selling, general and administrative expense	1,750,341	2,080,295

Operating loss	(1,811,957)	(2,013,671)

Other income (expense)
Interest income	1,348	9,311
Interest expense	(1,739,837)	-
Total other income (expense)	(1,738,489)	9,311

Net loss	$ (3,550,446)	$ (2,004,360)

Net loss per common share:
Basic and diluted	$ (0.10)	$ (0.06)

Weighted average number of common shares used in computing basic and diluted net loss per share
	34,546,800	33,090,700

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,550,446)	$(2,004,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	157,098	144,335
Stock-based compensation expense	299,371	72,480
Amortization of bridge notes and debentures discounts	1,531,464	-
Noncash classification adjustment to paid-in capital	-	100
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	82,058	(149,027)
Decrease (increase) in other current assets	(87)	15,237
Decrease in prepaid expenses	43,740	48,847
Decrease in other noncurrent assets	49,142	-
Increase in accounts payable	422,839	165,137
Increase in accrued expenses	181,236	121,767
Decrease in deferred revenue	(42,894)	(83,238)
Net cash flows used in operating activities	(826,479)	(1,668,722)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(5,241)	(91,153)
Investment in patents	-	(68,787)
Net cash flows used in investing activities	(5,241)	(159,940)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of employee stock options	5,000	-
Proceeds from short-term note payable	150,000	-
Net cash flows provided by financing activities	155,000	-

Effect of exchange rate changes on cash and cash equivalents	984	(756)

Net decrease in cash and cash equivalents	(675,736)	(1,829,418)

Cash and cash equivalents at beginning of the period	737,423	2,441,393

Cash and cash equivalents at end of the period	$ 61,687	$ 611,975

Supplemental disclosure of cash flow information:
Remeasurement of common stock subject to repurchase and related
reclassification (from) to stockholders’ equity	$ (72,279)	$ 167,486

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

(2)

Basis of Presentation

The consolidated condensed financial statements have been prepared by Guardian pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial presentations.  As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in our 2006 Annual Report on Form 10-K.  In our opinion, the financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows, for those periods presented.  The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities.  Actual results could differ from those estimates and assumptions.  Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.  The Company maintains a web site at www.guardiantechintl.com, which makes available free of charge our recent annual report and other filings with the SEC.

These unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s independent registered public accounting firm’s report on the consolidated financial statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, contained an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about the Company’s ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become a stockholder of the Company.

Summary of Significant Accounting Policies

As disclosed in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles.  The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions.  Since December 31, 2006, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

Geographic and Segment Information

The Company operates in North and South America, and Europe.  In general, revenues are attributed to the geographic area in which the contract originates, as follows.

	Three Months Ended
	March 31
	2007	2006
Net Revenues:
The Americas:
Software licenses	$ -	$ 265,235
Maintenance and support	3,575	500
Hardware and related	-	-
The Americas	3,575	265,735

United Kingdom:
Software licenses	-	-
Maintenance and support	68,698	43,934
Hardware and related	-	-
United Kingdom	68,698	43,934
Total Net Revenues	$ 72,273	$ 309,669

Long-lived assets, net:
Corporate	$ 1,148,748	$ 1,443,770
North America	1,266,477	963,192
United Kingdom	143,957	152,620
Total	$ 2,559,182	$ 2,559,582

Long-lived assets consist primarily of goodwill, noncurrent deposits, software, patents, and property and equipment.  Corporate assets represent those assets generating software license revenue in the Americas and Europe.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued (SFAS 123R), “Statement of Financial Accounting Standards Share-Based Payment.” SFAS 123R requires all share-based payments to employees, or to non-employee directors as compensation for service on the Board of Directors, to be recognized as compensation expense in the consolidated financial statements based on the estimated fair values of such payments. The Company maintains shareholder approved stock-based compensation plans, pursuant to which it grants stock-based compensation to its employees, consultants, and to non-employee directors for Board service.  These grants are primarily in the form of options that allow a grantee to purchase a fixed number of shares of the Company’s common stock at a fixed exercise price equal to the quoted market price of the shares at the date of the grant (“qualified stock option grants”).  The options may vest on a single date or over a period of time, but normally they do not vest unless the grantee is still employed by, or a director of, the Company on the vesting date.  The compensation expense for these grants will be recognized over the requisite service period, which is typically the period over which the stock-based compensation awards vest.  In anticipation of implementation of SFAS 123R, the Company accelerated the vesting of the outstanding options in December 2005, prior to adopting SFAS 123R.  In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107), which provides guidance on the implementation of SFAS 123R.  The Company applied the guidance in SAB 107 in conjunction with its adoption of SFAS 123R.

The Company adopted SFAS 123R effective January 1, 2006, using the modified-prospective transition method.  Under this transition method, compensation expense will be recognized based on the grant date fair value estimate in accordance with the provisions of SFAS 123R for all new grants effective January 1, 2006, and for options granted prior to but not vested as of December 31, 2005.  Prior periods are not restated to reflect the impact of adopting the new standard and, therefore, do not include compensation expense, computed in accordance with SFAS 123R, related to qualified stock option grants for those periods.  SFAS 123R requires the reporting of the tax benefit from the tax deduction that is in excess of recognized compensation costs (excess tax benefits) as a financing cash flow.  Prior to January 1, 2006, the entire tax benefit related to the exercise of stock options would be presented as an operating cash flow.

In accordance with SFAS 123R, the Company recognized for the three-month period ended March 31, 2007, stock option related compensation expense for employees and non-employee Board of Directors of $236,430, and stock-based compensation expense for consultants for the same period of approximately $62,941.  All options granted in the three-month period ended March 31, 2007 were at fair value and the related compensation expense is recognized on a straight-line basis over the vesting period of each grant, net of estimated forfeitures.  The Company’s estimated forfeiture rates are based on its historical experience within separate groups of employees.  The estimated fair value of the options granted during 2007 and prior years was calculated using a Black-Scholes Merton option pricing model (Black-Scholes model).  The following summarizes the assumptions used in the Black-Scholes model as applied for 2007:

Risk-free interest rate (1)	5.0%
Volatility (2)	104.6%
Dividend yield (3)	0.0%
Expected term (years to exercise) (4)	6.5

(1)

The risk-free interest rate is based on US Treasury debt securities with maturities similar to the expected term of the granted options.

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

The Company accounts for stock options granted to non-employees in accordance with SFAS 123R and Emerging Issues Task Force (EITF) 96-18 — “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services,” and accordingly, recognizes as expense the estimated fair value of such options as calculated using the Black-Scholes model.  The fair value is remeasured during the service period and is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter.  No stock options were issued to non-employees, other than options granted to non-employee members of the Board of Directors for service as Board members, during the periods presented.

The following is a summary of the Company’s stock-based compensation for the three-month period ended March 31, 2007 issued to employees and non-employee Board of Directors.

Fiscal Year and Activity	Weighted- Average Exercise Price	Number of Options

Outstanding December 31, 2006	$1.71	4,151,100

2007 activity
Granted at fair value ($0.78 - $0.82)	0.82	2,547,667
Exercised ($0.50)	0.50	(10,000)
Cancelled ($2.06 - $3.65)	2.84	(45,000)
Outstanding March 31, 2007	$1.37	6,643,767

At March 31, 2007, the number of shares of common stock reserved for future issuance of stock options was 22,076,233.

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

The Company’s independent registered public accounting firm’s reports on the consolidated financial statements included in the annual reports on Form 10-K for the year ended December 31, 2005 and 2006, contained an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about the Company’s ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become a stockholder of the Company.

The Company’s ability to continue as a going concern and meet its obligations as they come due is dependent upon its ability to raise additional financing and/or generate revenues from operations sufficient to meet all obligations.  During the period January 1, 2007 through March 31, 2007, the Company raised $5,000 from the exercise of employee stock options and received $150,000 from a consultant and a principal stockholder as an interest bearing loan.  On April 2, 2007 the Company received an additional $120,000 interest bearing loan from a consultant and principal stockholder.  On April 12, 2007, the Company completed the second closing of the debenture financing related to the November 8, 2006 Debenture and Series D Warrant financing.  Gross proceeds from the second closing were $2,575,000, with net proceeds of approximately $2,269,000 (after distributions for broker and legal fees of approximately $306,000).  After the closing, the Company repaid: (i) $100,000 to Mr. Trudnak in principal amount towards the $302,000 outstanding noninterest bearing loans; (ii) $271,933 in principal and interest to a consultant; and (iii) $663,275 in principal and interest amounts to a bridge note holder.  Management believes that the cash balance of $61,687 at March 31, 2007, proceeds received in April from the debenture financing, and collections during the second quarter of 2007 from outstanding receivables, to be sufficient to support operations, absent cash flow from revenues, until approximately June 2007.

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

Although the Company has not generated any revenue from the sale of its PinPoint product, as of the date of this filing, the Company has applied for nine export licenses and was granted those licenses by the Department of Commerce.  The recent export license granted in March 2007 takes Guardian to the next stage with the Russian Federation certification process.  In January, 2007, the Company performed a successful Proof of Concept test in Madrid, Spain.

The Company is currently spending approximately $465,000 per month on operations, the continued development of our PinPoint product, and marketing and sales activities for FlowPoint.  Although there can be no assurance, management believes that the Company will not begin to generate sufficient cash flows to fund our current level of operations until the third quarter of 2007 (not including anticipated incremental research and development efforts). For the twelve month period ending March 31, 2008, management believes that the Company will require approximately an additional $4,700,000 beyond the $2,575,000 of gross proceeds from the second closing of the November 2006 convertible debenture financing, and before any additional revenue from operations.  In addition, management is in the process of identifying areas of potential reduction in current operating costs.  Also, management will seek to meet such cash needs from one or more additional equity or debt financings or from bank or other borrowings.  However, there can be no assurance that the Company will be successful in our efforts to raise such additional equity or debt financing or obtain any such borrowings on terms satisfactory to the Company or at all.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred.  SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157.  An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption.  The Company is currently evaluating the impact of the provisions of SFAS No. 159 on its consolidated financial statements, if any, when it becomes effective for the fiscal year ending December 31, 2008.

(4)

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

During the three-month period ended March 31, 2007, the temporary equity account was increased and the permanent equity account decreased by $72,279, for the change in the estimated redemption value of the outstanding shares held by the shareholders of Difference Engines Corporation.

(5)

Goodwill and Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.  SFAS 142 also requires that certain intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset” (“SFAS 144”).

The Company acquired intangible assets from Wise consisting of software technology valued at $2,264,630 and goodwill of $119,191 during the year ended December 31, 2004.  The Company has estimated that the software technology has an estimated useful life of five years.  The value of the asset will be amortized on a straight-line basis over this period.  The Company continues to develop and market the software technology acquired specifically for sale in the U.S. marketplace and, in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”), has concluded that no impairment existed as of March 31, 2007, as the estimated net realizable value of the acquired intangible assets exceeds its carrying value.  Goodwill is a non-amortizing intangible asset subject to ongoing evaluation for impairment.

Amortization expense for intangibles with finite lives amounted to $122,482 for the three month period ended March 31, 2007, and $114,484 for the three month period ended March 31, 2006.

March 31, 2007
	Gross Cost	Accumulated Amortization	Net Book Value

Intangibles with indefinite lives:
Goodwill	$ 128,856	$ -	$ 128,856

Intangibles with finite lives:
Software technology	$ 2,652,962	$ 1,504,215	$ 1,148,747
Patent acquisition costs	314,288	22,189	292,099
	$ 2,967,250	$ 1,526,404	$ 1,440,846

(6)

Stockholders’ Equity

Common Stock Issued

On January 10, 2007, the Company issued 54,694 shares of common stock as compensation for public relations services previously rendered and recorded an expense in the first quarter of 2007 of $38,067 for the fair value of the stock.  Common stock was increased by $55 for the par value of the shares and $38,012 to paid-in capital.

During the first quarter of 2007, employees of the Company exercised 10,000 incentive stock options that resulted in the issuance of 10,000 shares of common stock for cash proceeds to the Company of $5,000.  Common stock was increased by $10 for the par value of the shares and $4,990 to paid-in capital.

Common Stock Warrants Issued

There was no common stock warrants issued during the three-month period ended March 31, 2007.  The Company has issued warrants as compensation to its noteholders, placement agent and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.  The table below shows by category, the warrants issued and outstanding at March 31, 2007.

Common Stock Purchase Warrants	Number of Warrants Granted and Outstanding		Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Placement agents	21,800		November 24, 2003	$1.95	November 24, 2008
	234,817		May 14, 2004	1.92	May 13, 2009
	239,745		May 14, 2004	1.95	May 13, 2009
	10,000		July 13, 2005	2.00	February 16, 2008
	18,000		July 13, 2005	2.00	June 30, 2007
	92,500		July 13, 2005	2.60	July 12, 2010
	48,000		April 15, 2005	3.00	August 15, 2010
	155,880		November 8, 2006	1.16	November 8, 2011
	820,742

Series A 10% convertible noteholders and	80,000		December 8, 2003	$2.50	June 6, 2007
bridge noteholders	80,000		December 19, 2003	5.00	June 16, 2007
	31,250		December 19, 2003	5.00	December 6, 2007
	31,250		December 19, 2003	5.00	July 7, 2007
	53,486		April 28, 2004	2.65	April 26, 2007
	200,000		August 7, 2007	1.60	August 6, 2008
	100,000		August 10, 2007	1.60	August 9, 2008
	600,000		August 14, 2007	1.60	August 13, 2008
	200,000		September 7, 2006	1.60	September 6, 2008
	2,226,854	(1)	November 8, 2006	1.16	November 8, 2011
	3,602,840

Private placement investors	65,000		February 26, 2004	$2.65	February 25, 2009
	39,200		May 14, 2004	2.65	March 23, 2008
	10,000		July 13, 2005	2.00	June 30, 2007
	11,720		May 20, 2006	3.00	May 20, 2008
	8,000		May 24, 2006	3.00	May 24, 2008
	35,000		May 25, 2006	3.00	May 25, 2008
	5,000		May 31, 2006	3.00	May 31, 2008
	7,813		July 3, 2006	3.00	July 3, 2008
	10,000		July 7, 2006	3.00	July 7, 2008
	121,875		July 10, 2006	3.00	July 10, 2008
	7,031		July 14, 2006	3.00	July 14, 2008
	320,639

Consultants	32,500		May 19, 2004	$5.00	May 19, 2007
	217,500		May 19, 2004	5.00	May 19, 2008
	50,000		February 15, 2006	3.00	February 15, 2009
	40,000		February 15, 2006	6.00	February 15, 2009
	35,000		February 15, 2006	9.00	February 15, 2009
	375,000

Total Warrants Issued and Outstanding	5,119,221

(1) On April 12, 2007, an additional 2,226,855 warrants were granted and expire on April 12, 2012.  See Note 8, Subsequent Event below.

Additional Stockholders’ Equity Activity

During 2007, the Company remeasured the redemption value of outstanding common shares issued pursuant to consulting agreements, which had been previously issued.  The Company accordingly recorded a net adjustment for the current year of $88,257 by increasing additional paid-in capital account and increasing additional paid-in capital contra account deferred stock compensation.

During 2007, the Company remeasured the redemption value of outstanding common shares subject to repurchase, which were previously issued in the December 19, 2003 Difference Engine asset purchase.  The Company recorded a net adjustment for the current year of $72,279 by increasing temporary equity and decreasing permanent equity.

(7)

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

(8)

Subsequent Event

On April 12, 2007, we held the second of two closings of a private placement of our Series A 10% Senior Convertible Debentures.  Under a Securities Purchase Agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock.  The Company issued an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants at a first closing held on November 8, 2006, and, due to the conversion feature embedded in the debentures and the warrants, the transaction was recognized as a liability under generally accepted accounting principles.  Due to milestone-related adjustments, the exercise price and the maximum number of shares to be issued under the debentures are indeterminable as of March 31, 2007. The Company issued an additional $2,575,000 in principal amount of the Series A Debentures at a second closing held April 12, 2007, following the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debenture and Series D Warrants.  The Company expects that any proceeds from the second closing allocable to the embedded conversion features of the Series A Debentures and Series D Warrants are recognizable as a liability under generally accepted accounting principles.  One-half of the Series D Warrants became exercisable on November 8, 2006 (2,226,854 warrants), and the remaining one-half became exercisable on April 12, 2007 (2,226,855 warrants).  The Series D Warrants and the Placement Agent’s Warrants issued as compensation in the offering to Midtown Partners & Co., LLC, may be exercised via a cashless exercise if certain conditions are met.  The Company considered Emerging Issues Task Force Issue 00-19 (EITF 00-19), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and concluded that there were insufficient shares to share settle the contracts.  The Series D Warrants that became exercisable at the first closing will expire on November 8, 2011, and those related to the second closing will expire in April 12, 2012.  On May 1, 2007, the Conversion Price of the Series A Debentures and the Exercise Price of the Series D Warrants held by investors and Placement Agent’s Warrants issued as compensation to Midtown Partners & Co., LLC, were reset to a price of $0.7895 per share.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following summary together with the more detailed information and unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Form 10-K for the year ended December 31, 2006, filed with the SEC.  Throughout this report when we refer to “Guardian,” “we,” “our” or “us,” we mean Guardian Technologies International, Inc. and its subsidiaries..

This following discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, intangible assets, and contingencies.  We base our estimates on historical experience, where available, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions and conditions.

Except for historical information, the material contained in this Management’s Discussion and Analysis is forward-looking.  Our actual results could differ materially from the results discussed in the forward-looking statements, which include certain risks and uncertainties.  These risks and uncertainties include the rate of market development and acceptance of our intelligent imaging informatics (“3i”) technology, particularly for our PinPoint product, the unpredictability of the Company’s sales cycles, the limited revenues and significant operating losses generated to date, and the possibility of significant ongoing capital requirements.

Our independent registered public accounting firm’s reports on the consolidated financial statements included in our annual report on Form 10-KSB/A for the year ended December 31, 2004, and in our annual reports on Form 10-K for the years ended December 31, 2005 and 2006, contain an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about the Company’s ability to continue as a going concern.

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

Guardian’s core technology is an “intelligent imaging informatics” (“3i”) engine that is capable of extracting embedded knowledge from digital images, and has the capacity to analyze and detect image anomalies. The technology is not limited by type of digital format.  It can be deployed across divergent digital sources such as still images, x-ray images, video and hyper-spectral imagery. To date, the technology has been tested in the area of threat detection for baggage scanning at airports and for bomb squad applications. Varying degrees of research and development have been conducted in the areas of detection for cargo scanning, people scanning, military target acquisition in a hyper-spectral environment, and satellite remote sensing ground surveys.  Product development in these areas is ongoing, and while there can be no assurance, we believe that the technology should produce results equal to or greater than those currently achieved in baggage scanning.

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

We offer two principal products that we market and license to our customers:

Aviation/Homeland Security Technology Solution – PinPoint

The PinPoint product is an “intelligent imaging informatics” (3i™) technology for the detection of guns, explosives, and other threat items contained in baggage in the airport environment or for building security applications.  PinPoint can identify threat items, notify screeners of the existence of threat items, and speed the security process by eliminating unnecessary baggage checks, provide the screener with an instantaneous second opinion, and reduce processing time spent on false positives (baggage selected for security review that contains no threat items).  We market and seek to license the PinPoint product primarily to the United States Transportation Services Administration (TSA) for use in airports, the Federal Protection Services for use in federal buildings and to foreign governments and airport authorities. We compete with manufacturers of baggage screening, luggage and large parcel screening, people screening for weapons and explosive detection, container and vehicle screening, and cargo screening equipment and certain software companies and academic institutions that are developing solutions to detect threat items.  Also, we intend to distribute the product through these manufacturers.

We are also pursuing an additional market opportunity using our 3i™ platform technology, adding to our detection family of products.  PinPoint “nSight” provides visualization enhancements that allow bomb technicians and investigators to assess the presence of explosives more rapidly and accurately using single-energy x-ray scanners.  The technology adds textural and color components to such images, helping bomb investigation technicians to detect threats that would otherwise be unseen by the human eye. The PinPoint nSight product is currently being evaluated at the Federal Bureau of Investigation (FBI) Hazardous Device School at Redstone Arsenal, Alabama.  In May 2006, we entered into a Distribution Agreement with Logos Imaging LLC, a manufacturer of portable bomb scanning equipment, with regard to the distribution of PinPoint nSight.  In March 2007, we signed a contract with Logos for the sale of ten licenses through August 2007 of our threat assessment software technology for bomb detection scanners, PinPoint nSight ™.  We sold four licenses to Logos during April 2007.

As the global “Homeland Security” marketplace continues to supply more effective next generation terror mitigation technologies, a much greater amount of funding will flow to procurement of technologies and less for labor. Homeland Security Research Corp.’s analysis, the “2006 – 2015 Homeland Security & Homeland Defense Global Market” forecasts that this trend is expected to lead to a tripling of the global Homeland Security market ($60B in 2006 to $180B in 2015), while the global Homeland Security expenditures (the total amount of money allocated) is expected to only double.

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

The market for contraband detection systems is anticipated to become intensely competitive and many of our competitors are better capitalized and have greater marketing and other resources than Guardian.  To date, we have not received any revenues from the licensing of our PinPoint aviation product.  PinPoint continues to be developed to address the market for contraband detection.  The extended alpha version working model of PinPoint has been tested successfully at live carry-on baggage checkpoints in three international airports from the fourth quarter of 2005 through the date of this report. Seamless integration within currently deployed manufacturers’ scanning equipment is a prerequisite to anticipated sales, and is considered a significant development risk.

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

As of the date of this filing, the Company has applied for nine export licenses and has been granted those licenses by the Department of Commerce.  The recent export license granted in March 2007 take Guardian to the next stage of the Russian Federation certification process.    In January 2007, the Company performed a successful Proof of Concept test in Madrid, Spain.

On August 18, 2006, we signed a Cooperative Research and Development Agreement (CRDA) with the United States Department of Homeland Security Science and Technology Directorate, for testing and validation of the PinPoint product capabilities at the Transportation Security Labs (TSL).  The project began on September 5, 2006 for explosive image collection, which is being followed by refinement of the development and testing of PinPoint.  Also, through the date of this filing, the Company has completed the third phase of the CRDA process with the US Department of Homeland Security.  While TSA certification is not absolutely essential to the acceptance of Guardian’s PinPoint product, we believe that having TSA certification and a business relationship with the TSA is important to our strategic growth plans, as the relationship represents an important opportunity to obtain contracts for the licensing of our baggage scanning applications and for future aviation and transportation security applications and solutions that we develop or enhance.  However, significant development risks still exist for adapting the PinPoint product to various types of scanning equipment in different countries.

Further, in anticipation of completing the interface development and certification process, we have commenced the marketing/business development activities of PinPoint to the international community through our contractual relationships with Fowler International for the Russian market, EGC International, Inc. for opportunities in Spain, and BridgeTech International for the Chinese market. These relationships are a key component of our revenue growth strategy and for developing an international market presence.  These relationships have resulted in nine opportunities to-date, each requiring an export license for which applications have been approved by the U.S. Department of Commerce.  One such license was issued during the first three months of 2007. We successfully completed pilot tests in three locations: Moscow, Russia in December 2005, Caracas, Venezuela in January 2006 and Madrid, Spain in January 2007.  Management believes that market acceptance of PinPoint in these three markets as a viable threat detection solution will not only enhance our ability to sell worldwide, but it will open additional opportunities for the development of PinPoint as the “intelligent image” analysis solution for areas such as military target acquisition, satellite remote sensing, and additional opportunities within aviation security such as people portals and cargo scanning.  Additionally, we will seek support of the U.S. Congress and the equipment manufacturers.  We remain focused on the ongoing development of PinPoint, particularly with respect to test results.  This focus must be even sharper as we enter the pilot test arena where the duration of the pilot test, the conditions under which the pilot test is conducted, and the definition of success and failure will vary country-by-country.  Market acceptance is a key to our future success.

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

We are seeking to establish FlowPoint as the “best of breed” solution for radiology information systems (RIS) and picture archiving and communication systems (PACS).  As of the date of this report, we have five installations operational sales contracts and we are in varying states of implementation with each of the clients.  We expect that these clients represent the foundation upon which we will be able to establish Guardian as a recognized healthcare solutions provider and FlowPoint as a recognized and validated RIS/PACS solution.

Healthcare Technology Solution – Medical Computer Aided Detection (Medical CAD)

We are in the process of migrating and adopting our core “intelligent imaging informatics” (3i™) threat detection algorithms and its quantitative imaging capabilities for use in the diagnostic radiology imaging field.  The technology for this developmental project, called Signature Mapping, is a response-based reaction which generates new groups of "self-classifying" pixels.  These self-classifying groups provide a set of signatures for each tissue or material.  The resulting "signature mapped" data, enables the implementation of a set of imaging tools that provide new clinical approaches for medicine. These include image clarification and visualization, feature extraction, tissue characterization and quantification, disease detection, monitoring and staging.  We have been investigating the use of our technology in the following clinical applications; radiographic mammography, MRI mammography, neurological applications which include multiple sclerosis, acute intracranial hemorrhage and the evaluation of normal pressure hydrocephalus; tuberculosis treatment monitoring, radiographic chest imaging and image clarification and sharpening for a musculoskeletal MRI imaging.  Imaging studies have also focused on the use of its technology with specific diagnostic imaging modalities which have included digital radiography, CT, MRI and high resolution scanned film applications.  We have a patents-pending for our Signature Mapping(TM) technology for tissue characterization and advanced visualization and image analysis.

In July 2006, we entered into an agreement with the Medical Imaging and Informatics Laboratory (IPI) at the Keck School of Medicine, University of Southern California to conduct a multiple-phase process to clinically evaluate, and give feedback on potential enhancements, to our “intelligent imaging” analysis solutions as applied to medical radiology imaging.  Initial research being conducted at the University of Southern California has found Signature Mapping(TM) to be effective at distinguishing and quantifying Multiple Sclerosis lesions in the brain, as well as, lesions within dense and fatty breast tissue.

In March 2007, we signed a collaboration and strategic alliance agreement with Confirma, Inc., a leader in computer-aided-detection (CAD) for breast magnetic resonance imaging.  We have agreed to collaborate on the design, development and commercialization of radiology imaging solutions for new clinical applications.  Confirma has successfully sold their CADstream(TM) systems for breast MRI with over 700 CADstream(TM) systems installed in hundreds of breast MRI programs around the world. CADstream(TM) has gained widespread acceptance and is now used by certain physicians for more efficient, standardized analysis and reporting of breast MRI studies.  To that end, the companies are analyzing the most effective delivery (near and long-term) of the combined technologies through Confirma's distribution channels.  There can be no assurance that we will be successful in adapting our “intelligent imaging” solutions for these clinical applications or that we and Confirma will be able to successfully design, develop and commercialize a new radiology solution utilizing our imaging technologies.

Results of Operations

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

The following analysis reflects the consolidated results of operations of Guardian Technologies International, Inc. and its subsidiaries.

Net Revenues.  Net revenues from product sales and annual maintenance fees decreased by $237,396, or 76.7%, to $72,273.  Two factors impact the reduction in net revenue.  They are: (i) no software license revenue for the current period versus $265,235 in the same period last year; and (ii) an increase in maintenance fees revenue for the current quarter of $27,839, with $24,764 or (89.0%) of the increase taking place in the United Kingdom.

Cost of Sales.  Cost of sales for the quarter was $133,889 (185.3% of net revenue) versus 2006 for the same period of $243,045 (78.5% of net revenue), a decrease of approximately $109,156, or 46.0% of the $237,396 sales decrease.  Cost of sales for the period includes fixed expense for the amortization of the Wise intangible asset for developed software of $118,553 in 2007 and $111,910 in 2006.  Other costs for 2007 of $15,336 and in 2006 of $131,135 represent expenses for purchased equipment and supplies for customers, installation labor and travel costs.  The decrease in other costs is due to lower equipment and labor costs, as a result of no software license revenue for the period.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first quarter decreased $329,954, or 15.9%, to $1,750,341 for 2007 as compared to $2,080,295 for the comparable period in fiscal 2006.  The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the three month period ending March 31.

	Three Months Ended March 31
	2007	2006	$ Change	% Change

Payroll and related costs	$686,071	$1,043,860	$(357,789)	(34.3)
Professional fees	284,615	366,168	(81,553)	(22.3)
Research and development costs	233,257	201,490	31,767	15.8
Insurance costs	46,038	130,488	(84,450)	(64.7)
Rent - building and equipment	65,452	70,224	(4,772)	(6.8)
Travel and related	26,132	63,876	(37,744)	(59.1)
Miscellaneous expenses	70,859	99,284	(28,425)	(28.6)
Depreciation and amortization	38,546	32,425	6,121	18.9
Stock-based compensation	299,371	72,480	226,891	313.0
Total	$1,750,341	$2,080,295	$(329,954)	(15.9)

Salaries, commissions, benefits and related costs decreased approximately $357,789 (34.3%), due to reduced employee staffing levels caused by personnel attrition and our decision not to replace such personnel.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees.  Professional fees decreased for the quarter ending March 31 versus the same quarter last year by approximately $81,553 (22.3%) due to: (i) stock transfer fees decreased $33,999 since the expense was not incurred for 2007; (ii) a decrease of $81,972 for general consultants and investor and public relations consultants; and (iii) offset by increases in accounting and legal fees of $12,957 and $21,461, respectively, related to our registration statement covering the shares underlying our Series A Debenture and Series D Warrants initially filed in December 2006 and completed in April 2007.

Research and development costs increased for the first quarter of 2007 compared to the same quarter last year, by approximately $31,767, or 15.8%, due to greater focus on the PinPoint aviation security project with the TSA, and increased efforts on the Medical CAD project.  Research and development costs for PinPoint were $214,920 for the three months ended March 31, 2007 compared to $201,490 for the same period last year.  The Medical CAD project was started in the fourth quarter of 2006.  Therefore, there were no costs incurred in the first quarter of 2006 and costs for the first quarter of 2007 were $18,337.

The Company incurred insurance costs of $46,038 in the quarter ended March 31, 2007, compared to $130,488 in the comparable period in 2006, a decrease of $84,450 (64.7%).  The decrease is attributed to the cancellation of the aviation product liability coverage, since the project was still in the development stage.  Insurance coverage for the PinPoint aviation product will be obtained upon sales being generated and in conjunction with other coverage as available from the various governmental agencies for terrorism activities.

Rent decreased by $4,772 (6.8%) to $65,452 in the first quarter of fiscal 2007, as compared to $70,224 for the same period in 2006, due to a reduction of office space at our Wise Systems location.

Travel and entertainment expense in selling, general, and administrative for the three months ended March 31, 2007 of $26,132 compares to the same period for 2006 of $63,876, or a decrease of $37,774 (59.1%).  The reduction in frequency of travel in all selling and administrative areas is due to building a distributor network system in the second half of 2006.

Depreciation and amortization expense in selling, general, and administrative for the quarter ended March 31, 2007 of $38,546 compares to the same period for 2006 of $32,425, or an increase of $6,121 (18.9%).  The additional expense is due to capital expenditures during the second half of 2006 for increased equipment for simulation requirements in meeting the Company’s expanded product development activities.

Stock-based compensation, which represents a non-cash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee directors, and consultants in lieu of cash compensation.  During the quarter ended March 31, 2007, the Company recognized an expense associated with employee stock option compensation of approximately $236,430 and approximately $62,941 of consulting expense.  During the same quarterly period of 2006, the Company recognized stock-based compensation expense for employees of $35,993 and consultants of $36,487.  The increase in stock-based compensation for employees and non-employee members of our Board of Directors of $200,437 (556.9%) represents the impact of accelerating in the fourth quarter of 2005 the expense of key management and staff hiring incentives using stock options.  Therefore, no compensation expense of unvested options continued forward into fiscal 2006.  Also, in January 2007, the company granted stock options to all employees and non-employee members of our Board of Directors, resulting in additional expense over the two year vesting period beginning in January 2007.  The increase in stock-based compensation expense for consultants of $26,454 (72.5%) reflects the end of the amortization period in the second quarter of 2005 for retention consulting arrangements after the reverse acquisition in June 2003, therefore, favorably affecting the first quarter of 2006.  Also, there was less dependency on stock-based compensation in the first three months of 2007 for consultants.

Employee stock option expense in 2006 and 2007 represents the amortization of the Black-Scholes fair value as outlined above in accordance with the use of SFAS 123(R) “Statement of Financial Accounting Standards Stock-Based Payments,” effective January 1, 2006.  SFAS 123(R) requires all share-based payments to employees or to non-employee directors as compensation for service on the Board of Directors to be recognized as compensation expense in the consolidated financial statements, based on the estimated fair values of such payments amortized over the estimated vesting period.  Consulting expense for stock-based compensation to consultants is based on the fair value of the stock compensation, as remeasured on each reporting date, and amortized over the service period.

Other Income (Expense). Other expense of $1,738,489 includes interest income, interest expense and other non-operating income.  Interest income for the current quarter of $1,348 is derived from interest bearing accounts.  The $7,963 (85.5%) decrease from the same period last year is attributed to a lower average daily cash balance in interest bearing accounts during 2007, as a result of a decrease in funds due to lower proceeds from the issuance of common stock, exercise of stock options and warrants, and convertible debt during 2007.  Interest expense of $1,770,143 includes an $86,120 accrual for the fair value of warrants to be issued in conjunction with the extension of some of the August/September 2006 bridge notes, $103,417 for accrued interest, $153,179 for the amortization of debt discount associated with the August/September 2006 bridge note financing, $421,589 for amortization of the fair value of the embedded conversion feature in the November 2006 warrants issued in conjunction with the convertible debentures, $956,696 for the revaluation of derivative liability, and $49,142 for amortization of deferred financing costs for the November convertible debenture financing.  Non-operating income includes $30,306 representing a short-swing profits recapture.

Net Loss and Net Loss per Share.  Net loss for the period ended March 31, 2007 was $3,550,446, compared to the period ended March 31, 2006 of $2,004,360, or an increased net loss of approximately $1,546,086, or 77.1%.  Net loss per share for first quarter 2007 was $0.10, versus the same period 2006 of $0.06, based on weighted average shares outstanding of 34,546,800 and 33,090,700 respectively.  The categories affecting the increased net loss for quarter ended March 31, 2007 versus the same quarter 2006 are associated with: (i) lower gross profit of $128,240 due to no software license sales generated in the quarter; (ii) decrease in other operating expenses (other than stock-based compensation and salaries) of $199,055; (iii) increased stock-based compensation for employees, non-employee members of our Board of Directors and consultants of $226,890; (iv) decreased salaries and related expenses of $357,789; and (v) increase in non-operating expense of $1,747,800 for accrued interest expense on debt,  the amortization of debt discount for the 2006 debenture and bridge notes, the revaluation of the derivative liabilities for the debentures and bridge notes, and related expenses.

Liquidity and Capital Resources

The following table presents a summary of the Company’s net cash provided by (used in) operating, investing and financing activities:

	Three Months Ended March 31
	2007	2006

Net cash provided (used) in operating activities	$ (826,479)	$ (1,668,722)
Net cash provided (used) in investing activities	(5,241)	(159,940)
Net cash provided by financing activities	155,000	-
Effect of exchange rates on cash and cash equivalents	984	(756)

Net increase (decrease) in cash	$ (675,736)	$ (1,829,418)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2007 was $826,479, compared with net cash used in operating activities of $1,668,722 during the same period in 2006, a decreased use of cash for operating activities of approximately $842,243 (50.5%).  The decrease in net cash used in operating activities is due to a decrease in selling, general and administrative costs of $311,052, or 17.4%, and increases in the components of operating assets and liabilities of $531,191, or 447.4%.

Net Cash Used in Investing Activities

Net cash used in investing activities for the purchase of equipment, and costs incurred for patent activities for the quarter ended March 31, 2007 was $5,241.  This compares with net cash used for the same activities of $159,940 in the period ended March 31, 2006, or a decrease of $154,699 (96.7%).  The net decrease is comprised of $85,912 (94.3%) decrease in the purchase of furniture, software and equipment, and a decrease of $68,787 (100.0%) for costs associated with the preparation and filing of certain patents with regard to our “3i” technology.  The decrease in equipment purchases is the result of additions made in 2006 for our 2007 requirements, and the decrease in patent costs is due to focus on various patent applications prepared and filed in 2006, although we anticipate that there will be patent costs incurred in later periods for 2007.

Net Cash Provided by Financing Activities

Proceeds from financing activities in the three months ended March 31, 2007 were $155,000, compared with no financing activities for the same period in 2006.  Management is seeking to raise additional capital through one or more equity or debt financings and is in discussions with certain investment banks and investors with regard thereto.  However, there can be no assurance that the Company will be able to raise such additional equity or debt financing on satisfactory terms to the Company.  Further, until July 9, 2007, under the terms of our Series A Debenture financing, we are prohibited from issuing shares of our common stock or common stock equivalents except for issuances expressly permitted or contemplated by the transaction documents.

Also, until November 7, 2009, we are prohibited from engaging in any transaction in our securities in which the conversion, exercise or exchange rate or other price of such securities is based upon the trading price of our securities after initial issuance or otherwise subject to re-set unless the transaction is (i) approved by purchasers holding at least 67% of the principal amount of our Series A Debentures then outstanding, or (ii) no purchaser then holds more than 20% of the principal amount of the Series A Debentures originally purchased in our Series A Debenture financing.

Net Cash and Cash Equivalents

Our cash and cash equivalents decreased for the three months ended March 31, 2007 by $675,736 to $61,687 or approximately 91.6%.  As mentioned above, this decrease was the result of higher operating activities of $826,479, and $5,241 for the purchase of equipment, offset by $155,000 from financing activities, and $984 for the effect of currency exchange rates.

 Working Capital

The following table presents a summary of the Company’s working capital at the end of March 31, 2006, and year ended December 31, 2006:

	(Unaudited)
	March 31, 2007	December 31, 2006

Cash and cash equivalents	$ 61,687	$ 737,423

Current assets	144,265	947,955
Current liabilities	4,282,700	3,418,773
Working capital (deficit)	$ (4,138,435)	$ (2,470,818)

At March 31, 2007, we had a working capital deficit to-date of approximately $4,138,435 compared with working capital deficit at December 31, 2006 of $2,470,818, an increase in working capital deficit of approximately $1,667,617 (67.5%).  The decrease in cash is the result of our limited revenue and reduced financing activities during the first quarter of 2007.  Our revenue generating activities during the period, as in previous years, have not produced sufficient funds for profitable operations, and we have incurred operating losses since inception.  The increase in current liabilities of $863,927 is due to extending trade payables by $423,902, an increase in note payable of $153,179 due to the amortization of related debt discount, an interest bearing loan of $150,000 from a consultant, increased accrued liabilities of $181,236, and the reduction of deferred revenue of $44,390.  Therefore, working capital decreased during the current period. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations which in turn are dependent upon our ability to meet our financial requirements, raise additional financing, and the success of its future operations.

Other Liabilities (long-term convertible debentures)

Under a Securities Purchase Agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock.  The Company issued an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants at a first closing held on November 8, 2006, and, due to the conversion feature embedded in the notes and the warrants, the transaction was recognized as a liability under generally accepted accounting principles.  Due to milestone-related adjustments, the exercise price and the maximum number of shares to be issued under the debentures are indeterminable as of March 31, 2007. The Company issued an additional $2,575,000 in principal amount of the Series A Debentures at a second closing held April 12, 2007, following the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants.  The Company expects that any proceeds from the second closing allocable to the embedded conversion features of the Series A Debentures and Series D Warrants are recognizable as a liability under generally accepted accounting principles.  One-half of the Series D Warrants became exercisable on November 8, 2006 (2,226,854 warrants), and the remaining one-half became exercisable on April 12, 2007 (2,226,855 warrants).  The Series D Warrants and the Placement Agent’s Warrants issued as compensation in the offering to Midtown Partners & Co., LLC, may be exercised via a cashless exercise if certain conditions are met.  The Company considered Emerging Issues Task Force Issue 00-19 (EITF 00-19), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and concluded that there were insufficient shares to share settle the contracts.  The Series D Warrants that became exercisable at the first closing will expire on November 8, 2011, and those related to the second closing will expire in April 12, 2012.  On May 1, 2007, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants held by investors and Placement Agent’s Warrants issued as compensation to Midtown Partners & Co. LLC, were reset to a price of $0.7895 per share.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current of future effect upon our financial condition or results of operations.

Financial Condition and Going Concern Uncertainties

As of March 31, 2007, the Company’s revenue generating activities have not produced sufficient funds for profitable operations and the Company has incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations.

Although the Company has not generated any revenue from the sale of its PinPoint product as of the date of this filing, the Company has applied for nine export licenses and was granted those licenses by the Department of Commerce.  The recent export license granted in March 2007 takes Guardian to the next stage with the Russian Federation certification process.  In January 2007, the Company performed a successful Proof of Concept test in Madrid, Spain.

On August 18, 2006, we signed a Cooperative Research and Development Agreement (CRDA) with the United States Department of Homeland Security Science and Technology Directorate, for testing and validation of the PinPoint product capabilities at the Transportation Security Labs (TSL).  The project began on September 5, 2006 for explosive image collection, which is being followed by refinement of the development and testing of PinPoint.  Also, through the date of this filing, the Company has completed the third phase of the CRDA process with the U.S. Department of Homeland Security.  While TSA certification is not absolutely essential to the acceptance of Guardian’s PinPoint product, we believe that having TSA certification and a business relationship with the TSA is important to our strategic growth plans, as the relationship represents an important opportunity to obtain contracts for the licensing of our baggage scanning applications and for future aviation and transportation security applications and solutions that we develop or enhance.  However, significant development risks still exist for adapting the PinPoint product to various types of scanning equipment in different countries.

The Company’s ability to continue as a going concern and meet its obligations as they come due is dependent upon its ability to raise additional financing and/or generate revenues from operations sufficient to meet all obligations.  During the period January 1,

2007 through March 31, 2007, the Company raised $5,000 from the exercise of employee stock options and received $150,000 from a consultant and principal stockholder as an interest bearing loan. On April 2, 2007, the Company received an additional $120,000 interest bearing loan from a consultant and principal stockholder. On April 12, 2007, the Company completed the second closing of the debenture financing that was related to the November 8, 2006 Debenture and Series D Warrant financing.  Gross proceeds from the second closing were $2,575,000, with net proceeds of $2,269,000 (after payments of sales commissions to a broker and legal fees aggregating approximately $306,000).  After the closing, the Company repaid: (i) $100,000 to Mr. Trudnak in principal amount towards the $302,000 outstanding noninterest bearing loans; (ii) $271,933 in principal and interest to a consultant; and (iii) $663,275 in principal and interest amounts to a bridge note holder.  Management believes that the cash balance of $61,687 at March 31, 2007, proceeds received in April 2007 from the second closing of the debenture financing, and collections during the second quarter of 2007 from outstanding receivables, to be sufficient to support operations, absent cash flow from revenues, until approximately June 2007.

The Company is currently spending approximately $465,000 per month on operations, the continued development of our PinPoint product, and marketing and sales activities for FlowPoint.  Although there can be no assurance, management believes that the Company will not begin to generate sufficient cash flows to fund our current level of operations until the third quarter of 2007 (not including anticipated incremental research and development efforts). For the twelve month period ending March 31, 2008, management believes that the Company will require approximately an additional $4,700,000 beyond the $2,575,000 of gross proceeds from the second closing of the November 2006 convertible debenture financing, and before any additional revenue from operations.  In addition, management is in the process of identifying areas of potential reduction in current operating costs.  Also, management will seek to meet such cash needs from one or more additional equity or debt financings or from bank or other borrowings.  However, there can be no assurance that the Company will be successful in our efforts to raise such additional equity or debt financing or obtain any such borrowings on terms satisfactory to the Company or at all.

While the Company anticipates it will need to increase the current workforce significantly to achieve commercially viable sales levels, there can be no guarantee that these needs will be met or that sufficient cash will be raised to permit operations to continue.  If the Company be unable to raise sufficient cash to continue operations at a level necessary to achieve commercially viable sales levels, the liquidation value of the Company’s noncurrent assets may be substantially less than the balances reflected in the financial statements and the Company may be unable to pay its creditors.

Critical Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented.  For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition or Plan of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  Except as disclosed in Note 2 of our 2006 Form 10-K, there have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the period ended March 31, 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures.   International revenues during the first three months of 2007 from Wise Systems, our subsidiary located in the United Kingdom, were approximately $68,698 (95.0%) of total revenue.  International sales are made mostly from our foreign subsidiary and are typically denominated in British pounds.  As of March 31, 2007, there were no accounts receivable for Wise Systems in the total consolidated accounts receivable and $30,146 (2.6%) of total consolidated accounts payable were denominated in British pounds.  As of March 31, 2007, $51,767 (83.9%) of our cash and cash equivalents balance was included in our foreign subsidiaries.  Additionally, our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts which are charged to Wise and recorded as inter-company receivables on the books of the U.S. parent company.  We are also exposed to foreign exchange rate fluctuations as the financial results of Wise are translated into U.S. dollars in consolidation.  As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

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

Changes in Internal Controls

Further, there were no changes in our internal controls over financial reporting during the period covered by the Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On August 18, 2004, the Company became a defendant in a lawsuit in Minnesota state court entitled VisualGold v. Thomas E. Ramsay, Nancy Goetzinger and Guardian Technologies International, Inc.   VisualGold has alleged that the Company tortiously interfered with its contracts and prospective economic advantage by engaging Thomas Ramsay to work as a consultant, and that Ramsay transferred certain of its trade secrets to the Company.  The Company strenuously denies the allegations, and has asserted counterclaims against VisualGold and other third parties for misappropriation of the Company's own trade secrets.  The Company is seeking compensatory damages including its attorneys’ fees, plus costs and punitive damages, if allowed by the court.  Ramsay and Goetzinger have also filed counterclaims against VisualGold.  In October 2004, the state court judge denied VisualGold's motion for a temporary injunction against the Company in all regards.  Discovery had then been proceeding until August, 2005, when the state court imposed a stay of all proceedings in the case, pending the final determination of the other parties' access rights to certain of the Company's proprietary documents and materials.  There was on January 31, 2006, an initial determination by the U.S. Government's Department of Homeland Security that the Company's source code was deemed to be Sensitive Security Information (“SSI”) that could not be disclosed or used in the suit. The progress of the case was also in doubt because VisualGold was the debtor in a 2005 bankruptcy case separately filed in Minnesota.  That bankruptcy has now been dismissed. The TSA has issued a series of Final Orders determining the SSI status of certain of Guardian’s proprietary materials, and VisualGold has appealed those SSI determinations in the appropriate federal appeals court. The stay has now been lifted, and as the state court proceedings go forward in light of the federal appeal, the Company intends both to vigorously defend against the claims made against it and to pursue its own counterclaims.  Based on the advice of counsel, the Company believes that it has substantial defenses to the VisualGold allegations and that the claims made against the Company are without merit.  The ultimate resolution of this lawsuit could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

ITEM 1A.  RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below (which reflect changes to certain of the risk factors we disclosed in our 2006 Form 10-K) and other information contained in this Report in  deciding whether  to invest in our common stock, as well as the risk factors set forth under Part I, Item 1A of  our 2006 Form 10-K.

Dilutive effect of conversion of Series A 10% Senior Convertible Debentures and exercise of Series D Warrants and Midtown placement agent’s warrants.

Under a Securities Purchase Agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock.  The Company issued an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants at a first closing held on November 8, 2006, and, due to the conversion feature embedded in the debentures and the warrants, the transaction was recognized as a liability under generally accepted accounting principles.  Due to milestone-related adjustments, the exercise price and the maximum number of shares to be issued under the debentures are indeterminable as of March 31, 2007. The Company issued an additional $2,575,000 in principal amount of the Series A Debentures at a second closing held April 12, 2007, following the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debenture and Series D Warrants.  The Company expects that any proceeds from the second closing allocable to the embedded conversion features of the Series A Debentures and Series D Warrants are recognizable as a liability under generally accepted accounting principles.  One-half of the Series D Warrants became exercisable on November 8, 2006 (2,226,854 warrants), and the remaining one-half became exercisable on April 12, 2007 (2,226,855 warrants).  The Series D Warrants and the Placement Agent’s Warrants issued as compensation in the offering to Midtown Partners & Co., LLC, may be exercised via a cashless exercise if certain conditions are met.  The Company considered Emerging Issues Task Force Issue 00-19 (EITF 00-19), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and concluded that there were insufficient shares to share settle the contracts.  The Series D Warrants that became exercisable at the first closing will expire on November 8, 2011, and those related to the second closing will expire in April 12, 2012.

  The initial conversion price of our Series A 10% Senior Convertible Debentures was $1.15634 subject to certain adjustments.  On May 1, 2007, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants held by investors and Placement Agent’s Warrants issued as compensation to Midtown Partners & Co., LLC, were reset to a price of $0.7895 per share.  We may be required to further re-set the conversion or exercise price of such debentures and warrants and to issue additional shares in the event the price re-set provisions of the Series A Debentures and Series D Warrants are triggered.  Furthermore, as of the filing of this report, approximately 792,742 warrants (including the currently exercisable placement agent warrants issued to Midtown Partners and Co. LLC, in connection with our debenture and warrant financing) may be exercised pursuant to the cashless exercise provisions of such warrants which may be subsequently resold under Rule 144.  Increased sales volume of our common stock could cause the market price of our common stock to drop.

We have incurred substantial debt which could affect our ability to obtain additional financing and may increase our vulnerability to business downturns.

On November 3, 2006, we entered into a securities purchase agreement with certain institutional and accredited investors under which we agreed to issue debentures in the aggregate principal amount of $5,150,000, of which we received an aggregate of $2,575,000 at a first closing on November 8, 2006, and the remaining $2,575,000 at a second closing on April 12, 2007.  The principal amount of the debentures will be due November 7, 2008.  The debentures are convertible into shares of our common stock at a price of $1.15634, subject to anti-dilution and price re-set provisions.  On May 1, 2007, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants were reset to a price of $0.7895 per share.

Also, during August through September 2006, we issued bridge notes in the principal amount of $1,100,000 that were initially due six months after the date of issuance.  The bridge notes were extended as they became due in February and March 2007. Of which $600,000 in principal was paid on April 19, 2007.  As a result, we are subject to the risks associated with substantial indebtedness, including that we are required to dedicate a portion of our cash flows from operations to pay debt service costs; it may be more expensive and difficult to obtain additional financing; we are more vulnerable to economic downturns; and if we default under our indebtedness, we may not have sufficient funds to repay any accrued interest or outstanding principal.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 10, 2007, the Company issued 54,694 shares of common stock as compensation for public relations services previously rendered and recorded an expense in the first quarter of 2007 of $38,067 for the fair value of the stock.  Common stock was increased by $55 for the par value of the shares and $38,012 to paid-in capital. The foregoing securities were issued in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act of 1933.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

		Incorporated by Reference		Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date
10.80	Escrow Deposit Agreement, dated April 10, 2007, by and among Registrant, Midtown Partners & Co., LLC, and Signature Bank.	8-K	4/13/07
10.81	Agreement, dated March 23, 2007, by and between Registrant and Confirma, Inc.			X
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)			X
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)			X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)			X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)			X

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

Date: May 18, 2007