Form 10-Q
period 2007-06-30
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2007-08-17
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

 X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

 Yes __  No  ✓

On August 1, 2007, 36,169,829 shares of the registrant’s common stock, $.001 par value, were outstanding.

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

BALANCE SHEET

4

INCOME STATEMENT

5

CONSOLIDATED STATEMENTS OF CASH FLOW

6

Notes to Condensed Consolidated Financial Statements – Unaudited

7

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

15

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

25

ITEM 4.  CONTROLS AND PROCEDURES

26

PART II.  OTHER INFORMATION

26

ITEM 1.    LEGAL PROCEEDINGS

26

ITEM 1A.  RISK FACTORS

26

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

27

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

27

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

28

ITEM 5.   OTHER INFORMATION

28

ITEM 6.   EXHIBITS

28

SIGNATURES

29

 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BALANCE SHEET

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$ 170,664	$ 737,423
Accounts receivable	78,387	108,713
Other current assets	3,355	-
Prepaid expenses	117,088	101,819
Total current assets	369,494	947,955

Equipment, net	555,824	611,548

Other Assets
Other noncurrent assets	655,835	453,448
Goodwill	-	128,633
Intangible assets, net	297,208	1,568,629
Total assets	$ 1,878,361	$ 3,710,213

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 912,437	$ 737,125
Other accrued liabilities	1,082,531	920,171
Note payable and advances from related parties	202,000	302,000
Convertible notes payable, less discount	200,000	946,821
Derivative liabilities - embedded conversion feature of convertible notes	85,131	468,266
Warrants liabilities related to debentures	575,739	-
Deferred revenue	9,533	44,390
Total current liabilities	3,067,371	3,418,773

Noncurrent Liabilities
Debentures payable, less discount	1,255,734	473,080
Derivative liabilities - embedded conversion feature of debentures and detachable warrants	4,717,082	2,472,327
Other warrant liabilities	656,960	-
Total noncurrent liabilities	6,629,776	2,945,407

Common shares subject to repurchase, stated at estimated redemption value; 401,550 shares outstanding at June 30, 2007 and December 31, 2006
	321,240	345,333

Stockholders' Equity (Deficit)
Convertible preferred stock, $0.20 par value; authorized 1,000,000 shares
Shares issued and outstanding at June 30, 2007 - none
Shares issued and outstanding at December 31, 2006 - none	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares
Shares issued and outstanding at June 30, 2007 - 36,169,829
Shares issued and outstanding at December 31, 2006 - 34,494,575	36,170	34,494
Additional paid-in capital	57,625,791	56,031,948
Accumulated comprehensive income (loss)	57,084	78,634
Deficit accumulated	(65,859,071)	(59,144,376)
Total stockholders' equity (deficit)	(8,140,026)	(2,999,300)
Total liabilities and stockholders' equity (deficit)	$ 1,878,361	$ 3,710,213

See notes to consolidated financial statements.

INCOME STATEMENT

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Net revenues	$ 122,134	$ 74,856	$ 194,407	$ 384,525

Cost of sales	1,124,776	157,434	1,258,665	400,479

Gross profit (loss)	(1,002,642)	(82,578)	(1,064,258)	(15,954)

Selling, general and administrative expense	1,788,392	2,114,462	3,538,734	4,194,757

Operating loss	(2,791,034)	(2,197,040)	(4,602,992)	(4,210,711)

Other income (expense)
Interest income	2,289	1,634	3,637	10,945
Interest expense	(375,503)	-	(2,115,340)	-
Total other income (expense)	(373,214)	1,634	(2,111,703)	10,945

Net loss	$ (3,164,248)	$ (2,195,406)	$ (6,714,695)	$ (4,199,766)

Net loss per common share:
Basic and diluted	$ (0.09)	$ (0.07)	$ (0.19)	$ (0.13)

Weighted average number of common shares used in computing basic and diluted net loss per share
	35,353,694	33,650,736	34,698,461	33,372,265

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,714,695)	$(4,199,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	317,377	289,359
Stock-based compensation expense	679,341	215,423
Amortization of bridge notes and debentures discounts	1,502,913	-
Other noncash interest expense	407,639	-
Noncash classification adjustment to paid-in-capital	27,750	100
Impairment of acquired intangible assets	1,125,122	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	29,540	(193,905)
Decrease (increase) in other current assets	(3,355)	7,708
Decrease (increase) in prepaid expenses	(14,901)	170,379
Increase (decrease) in accounts payable	174,922	401,381
Increase (decrease) in accrued expenses	162,360	340,131
Increase (decrease) in deferred revenue	(34,598)	37,954
Net cash flows used in operating activities	(2,340,585)	(2,931,236)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(5,241)	(101,193)
Investment in patents	-	(108,265)
Net cash flows used in investing activities	(5,241)	(209,458)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	120,000	382,208
Proceeds from exercise of employee stock options	55,000	300,000
Proceeds (reduction) from short-term note payable, related parties	(100,000)	200,000
Proceeds (reduction) from short-term convertible notes	(600,000)	-
Proceeds from debenture financing, net	2,306,547	-
Net cash flows provided by financing activities	1,781,547	882,208

Effect of exchange rate changes on cash and cash equivalents	(2,480)	(24,452)

Net increase (decrease) in cash and cash equivalents	(566,759)	(2,282,938)

Cash and cash equivalents at beginning of the year	737,423	2,441,393

Cash and cash equivalents at end of the year	$ 170,664	$ 158,455

Supplemental disclosure of cash flow information:
Remeasurement of common stock subject to repurchase	$ 24,093	$ 157,035
Conversion of bridge notes to common stock	327,750	-
Conversion of convertible debenture to common stock	929,333	-
Reclassification of certain warrants from permanent equity	656,960	-
Reclassification of common stock previously subject to repurchase	-	398,544
Cashless exercise of common stock purchase warrants	-	6

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Revenues:
The Americas:
Software licenses	$ 96,000	$ -	$ 96,000	$ 204,799
Maintenance and support	4,378	8,500	7,953	55,936
Hardware and related	-	3,285	-	16,785
The Americas	100,378	11,785	103,953	277,520

United Kingdom:
Software licenses	-	-	-	-
Maintenance and support	21,756	63,071	90,454	107,005
Hardware and related	-	-	-	-
United Kingdom	21,756	63,071	90,454	107,005
Total Net Revenues	$ 122,134	$ 74,856	$ 194,407	$ 384,525

Long-Lived Assets, Net:
Corporate			$ 0	$ 1,393,464
North America			1,485,221	982,299
United Kingdom			23,646	155,574
Total			$ 1,508,867	$ 2,531,337

Long-lived assets consist of other non current assets, patents, software, and property and equipment.  During the six-month period ended June 30, 2006, the corporate assets represented those assets generating software license revenue in the Americas and the United Kingdom.

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

On July 27, 2004, the Company completed the acquisition of Wise Systems Ltd.  This transaction has been accounted for as an asset acquisition.  The purchase price for these assets has been allocated to acquired intangible assets (software) and goodwill. As explained more fully below, in conjunction with its net realizable value analysis required by SFAS No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” during June 2007, the Company determined that its entire investment in Wise Systems was impaired.  This was based on the Company’s determination that the carrying amount of these assets, as reflected on the Company’s consolidated balance sheet, exceeded its projected net realizable value; accordingly, the Company wrote-off the remaining unamortized acquired intangible assets (software) and goodwill totaling $1,125,122.

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

In accordance with SFAS 123R, the Company recognized for the three and six-month periods ended June 30, 2007, stock option related compensation expense for employees and non-employee Board of Directors of $271,263 and $507,693, respectively, and stock-based compensation expense for consultants for the same periods of approximately $108,707 and $171,648, respectively .  All options granted in the six-month period ended June 30, 2007 were at fair value, and the related compensation expense is recognized on a straight-line basis over the service period to vesting of each grant, net of estimated forfeitures.  The Company’s estimated forfeiture rates are based on its historical experience within separate groups of employees.  The estimated fair value of the options granted during 2007 and prior years was calculated using a Black-Scholes Merton option pricing model (Black-Scholes model).  The following summarizes the assumptions used in the Black-Scholes model as applied for 2007:

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

The following is a summary of the Company’s stock-based compensation for the six-month period ended June 30, 2007 issued to employees and non-employee Board of Directors.

Fiscal Year and Activity	Weighted- Average Exercise Price	Number of Options

Outstanding December 31, 2006	$1.71	4,151,100

2007 activity
Granted at fair value ($0.78 - $0.90)	0.82	2,547,667
Exercised ($0.50)	0.50	(110,000)
Cancelled ($0.82 - $3.65)	2.84	(108,750)
Outstanding June 30, 2007	$1.37	6,480,017

At June 30, 2007, the number of shares of common stock reserved for future issuance of stock options was 22,139,983.

(3)

Financial Condition and Going Concern Uncertainties

As of June 30, 2007, the Company’s revenue generating activities have not produced sufficient funds for profitable operations and the Company has incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon a continued operation which, in turn, is dependent upon the Company’s ability to meet its financial requirements, raise additional financing on acceptable terms to the Company, and the success of its future operations.

While the Company anticipates it will need to increase the current workforce significantly to achieve commercially viable sales levels, there can be no guarantee that these needs will be met or that sufficient cash will be raised to permit operations to continue.  If the Company is unable to raise sufficient cash to continue operations at a level necessary to achieve commercially viable sales levels, the liquidation value of the Company’s noncurrent assets may be substantially less than the balances reflected in the financial statements and the Company may be unable to pay its creditors.

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

The Company’s ability to continue as a going concern and meet its obligations as they come due is dependent upon its ability to raise additional financing and/or generate revenues from operations sufficient to meet all obligations.  During the period January 1, 2007 through June 30, 2007, the Company raised $55,000 from the exercise of employee stock options, received $120,000 from the exercise of common stock purchase warrants, and completed the second closing of its Series A Debenture and Series D Warrant financing.  Gross proceeds from the second closing were $2,575,000, with net proceeds of $2,306,547 (after payment of sales commissions to a broker and related transaction costs).  In addition, the Company repaid: (i) $100,000 in principal repayment to Mr. Trudnak, the Company’s Chief Executive Officer, towards his outstanding non-interest bearing loans, with the remaining net outstanding being $202,000, and (ii) $600,000 in principal repayment to a bridge note holder.

On July 10, 2007, the Company received gross proceeds of approximately $644,534 from the exercise of 864,798 outstanding Class D Common Stock Purchase Warrants by a single holder.  Net proceeds to the Company were approximately $605,585 after payment of sales commissions and other expenses of the offering.  In connection with such exercise and as an inducement for the exercise, the Company issued to the holder an additional aggregate of 864,798 Class E Common Stock Purchase Warrants (the “Class E Warrants”).  The Class E Warrants are exercisable for a period of five years, are exercisable at a price of $1.17 per share, and contain certain anti-dilution and other customary provisions.  In conjunction with these transactions, the Company paid Midtown Partners & Co., LLC (Midtown), a fee of approximately $35,450 and issued to Midtown common stock purchase warrants to purchase an aggregate of 47,564 shares of its common stock, exercisable for a period of five years at a price of $1.17 per share.

Effective August 6, 2007, the Company closed on a financing in which it sold an aggregate of 29.5 units of securities, each unit consisting of 125,000 shares of Common Stock, 125,000 Class F Common Stock Purchase Warrants (the “Class F Warrants”) and 125,000 Class G Common Stock Purchase Warrants (the “Class G Warrants”) for a purchase price of $100,000 per unit, or aggregate proceeds to the Company of approximately $2,950,000.  Accordingly, in connection with such financing, the Company issued and sold an aggregate of 3,687,500 shares of Common Stock, 3,687,500 Class F Warrants, and 3,687,500 Class G Warrants.  Each Class F Warrant entitles the holder to purchase one share of Common Stock at a price of $0.80 per share.  The Class F Warrants are exercisable for a period of three years from the date of issuance, contain a cashless exercise provision, and contain certain anti-dilution and other customary provisions. Each Class G Warrant entitles the holder to purchase one share of Common Stock at a price of $1.75 per share.  The Class G Warrants are exercisable for a period of five years from the date of issuance and contain certain anti-dilution and other customary provisions. The Class G Warrants may be redeemed by the Company at any time at a price of $.001 per warrant if, for ten consecutive trading days, the closing bid or sale price of the Company’s Common Stock equals or exceeds $5.00.

Management believes that the cash balance of $170,664 at June 30, 2007, collections during the third quarter of 2007 from outstanding receivables of $78,367, net proceeds of $605,585 from the exercise of outstanding warrants during July 2007, and gross proceeds of $2,950,000 from a private equity financing during August 2007 to be sufficient to fund the Company’s operations, absent any cash flow from operations, until approximately January 2008.

The Company is currently spending approximately $400,000 per month on operations and the continued research and development of our 3i technologies and products.  Although there can be no assurance, management believes that the Company will not begin to generate sufficient cash flows to fund our current level of operations until the fourth quarter of 2007 (not including anticipated incremental research and development efforts). Based upon the foregoing, management believes that the cash balance of $170,664 as of June 30, 2007, together with the net proceeds of approximately $3,555,585 from financing activities during July and August 2007, discussed above, will be sufficient to fund the Company’s operations through June 30, 2008.   However, there can be no assurance that the Company will be able to generate sufficient cash flow to fund its operations commencing in the fourth quarter of 2007 and the Company may be required to raise additional equity or debt financing or obtain bank or other borrowings to support ongoing operations.  Currently, the Company is in discussions with an investment banking firm regarding obtaining additional financing from a debt or equity offering.  There can be no assurances that the Company will be successful in its efforts to raise additional equity or debt financing through such investment bank or otherwise or obtain any bank or other borrowings on terms satisfactory to the Company.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value.  If elected, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred (as opposed to the deferral of such costs).  SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements”.  An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption.  The Company is currently evaluating the impact of the provisions of SFAS No. 159 on its consolidated financial statements, if any, when it becomes effective for the fiscal year ending December 31, 2008.

(4)

Acquisitions

Acquisition of Wise Systems, Ltd.

On July 27, 2004, the Company completed the acquisition of Wise Systems Ltd.   Wise is a developer of advanced radiology information systems (RIS) with principal offices located in Corsham, Wiltshire, UK.  Through this acquisition, Guardian augmented its healthcare informatics offering of image compression technologies while increasing its global market potential.  Guardian gained a number of important assets from the transaction, including Wise Systems’ RIS and the recently introduced picture archiving and communication system (PACS), which captures images and integrates them with other radiology information, making available to the healthcare enterprise a complete radiology patient record ready for distribution to caregivers where and when critical information is needed for optimal patient care. This seamless RIS/PACS software package keeps all of the critical information related to digital studies, such as MRI and CT scans, together in an electronic patient record package, allowing healthcare providers to share patient information under electronically secure methodologies and to comply with the Health Insurance Portability and Accountability Act (HIPAA) requirements.

Under the terms of a stock purchase agreement, Guardian acquired all of Wise’s stock from Wise’s two shareholders, Martin Richards and Susan Richards.  Guardian paid to Wise’s two stockholders an aggregate of U.S. $1,929,500 in cash and issued to them shares of Guardian Technologies’ common stock in the amount of $500,000.  $929,500 of the cash purchase price was paid at closing and the remaining $1,000,000 of the cash purchase price was paid by means of the issuance of an interest bearing promissory note due 90 days after closing.  The deferred portion of the cash purchase price was paid upon maturity of the promissory note.  Guardian issued an aggregate of 106,739 shares of its common stock as the stock portion of the purchase price. The shares were valued on the basis of the average high and low sales prices of the stock for the 30 business day period which ended two days prior to the closing of the transaction.  At closing, the shares were deposited in escrow and are subject to forfeiture in the event Guardian Healthcare Systems Division does not achieve certain revenue thresholds over the three years following closing.  In the three annual performance periods ended July 28, 2007, Guardian’s Healthcare Division did not achieve the revenue threshold.  Therefore, all of the 106,739 shares issued in the acquisition have been delivered to the Company out of escrow and have been cancelled.  The shares of stock were subject to a three-year lock-up.  In addition, Guardian repaid an outstanding loan of one of the directors of Wise in the amount of $79,500.  At closing, the co-founder of Wise, Mr. Martin Richards, entered into an employment agreement with Guardian as Vice President of European Operations at a base salary of $210,250 per annum for a period of two years following closing which, expired on July 28, 2006.  Also, Mr. Martin Richards and Ms. Susan Richards resigned their positions as officers of Wise and as members of Wise’s Board of Directors, and entered into non-compete agreements with Guardian Technologies for a period of three years following closing.  Furthermore, effective as of the closing, Mr. Martin Richards was released from personal guarantees for certain of Wise’s bank debt obligations and of Wise’s real property lease obligations.

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

As explained more fully below, in conjunction with its net realizable value analysis required by SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” during June 2007,  the Company determined that its entire investment in Wise Systems was impaired. This was based on the Company’s determination that the carrying amount of these assets, as reflected on the Company’s consolidated balance sheet, exceeded their projected net realizable value; accordingly,  the Company wrote-off the remaining unamortized acquired intangible assets (software) and goodwill totaling $1,125,122.

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

Under the terms of an Asset Purchase Agreement, Guardian issued 587,000 shares of its common stock as consideration for the purchase of the IP from Difference Engines Corporation.  The 587,000 shares of common stock were subject to a two (2) year lock up.  Upon expiration of the two (2) year lock up period, in the event that the shares are not eligible for resale under “Rule 144” and have not been registered under the Securities Act, the holder of the shares may demand redemption of the shares.  The redemption price is to be calculated on the basis of the average of the closing bid and asked prices of Guardian’s common stock for the twenty (20) consecutive business days ending on the day prior to the date of the exercise of the holder’s right of redemption.  Under SEC Accounting Series Release (“ASR”) 268, “Presentation in Financial Statements of ‘Preferred Redeemable Stock’,” such freestanding financial instruments are to be classified as temporary equity and measured at the value of the redemption right.  The redemption value of the common stock issued in the Difference Engines asset purchase was calculated and reclassified from permanent equity to temporary equity the redemption value of $2,044,228.

During the six-month period ended June 30, 2007, the temporary equity account was decreased and the permanent equity account increased by $24,093, for the change in the estimated redemption value of the outstanding shares held by the shareholders of Difference Engines Corporation.

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

The Company acquired intangible assets from Wise Systems consisting of healthcare-related software technology (FlowPoint) valued at $2,264,630 and goodwill of $119,191 during the year ended December 31, 2004.  During the second quarter of 2007, management reached a decision to change its go-forward healthcare strategy.  The Company no longer intends to aggressively market its FlowPoint product and will focus all of its energy and attention to the development of healthcare imaging products built on its “Signature Mapping” technology.  Therefore, management has tested for impairment of the Wise Systems intangible assets and has concluded that the carrying value of the acquired intangible assets exceeds their estimated net realizable value.  During the second quarter ended June 30, 2007, the Company recognized an asset impairment write off of $1,125,122.

Amortization expense for intangibles with finite lives amounted to $249,974 for the six month period ended June 30, 2007, and $228,437 for the six month period ended June 30, 2006.

June 30, 2007
	Gross Cost	Accumulated Amortization	Net Book Value

Intangibles with indefinite lives:
Goodwill	$ -	$ -	$ -

Intangibles with finite lives:
Software technology	$ 209,047	$ 200,009	$ 9,038

Patent acquisition costs	314,288	26,118	288,170
	$ 523,335	$ 226,127	$ 297,208

(6)

Stockholders’ Equity

Common Stock Issued

On January 10, 2007, the Company issued 54,694 shares of common stock as compensation for public relations services previously rendered and recorded an expense in the first quarter of 2007 of $38,067 for the fair value of the stock.  Common stock was increased by $55 for the par value of the shares and $38,012 to paid-in capital.

During the first six months of 2007, employees of the Company exercised 110,000 incentive stock options that resulted in the issuance of 110,000 shares of common stock for cash proceeds to the Company of $55,000.  Common stock was increased by $10 for the par value of the shares and $54,990 to paid-in capital.

During the second quarter of 2007, investors exercised certain warrants to purchase common stock that resulted in the issuance of 160,000 shares of common stock for cash proceeds to the Company of $120,000.  Common stock was increased by $160 for the par value of the shares and $119,840 to paid-in capital.

During the second quarter of 2007, in accordance with the original terms of the Company’s outstanding convertible notes, certain bridge note holders converted notes to 300,000 shares of common stock.  Common stock was increased by $300 for the par value of the shares and paid-in capital was increased by $327,750.  In connection with the conversion of these notes and payment of $600,000 on another convertible note, the fair value of the derivative instrument related to the embedded conversion feature was decreased by approximately by $383,135, and resulted in a corresponding decrease in interest expense for the quarter ended June 30, 2007.

During the second quarter of 2007, in accordance with the original terms of the Company’s outstanding debentures, certain debenture holders converted a portion of their debentures to 1,050,000 shares of common stock.  Common stock was increased by $1,050 for the par value of the shares and paid-in capital was increased by $928,283.  In connection with this conversion, the fair value of the derivative instrument related to the embedded conversion feature was increased by $13,090, and resulted in a corresponding increase in interest expense for the quarter ended June 30, 2007.

Common Stock Warrants Issued

Under the guidelines of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” public companies that are required, or that could be required, to deliver shares of its common stock as part of a physical settlement or a net-share settlement, under a freestanding financial instrument, are required to initially measure the contract at fair value and report the value in permanent equity.  However, in certain circumstances (e.g. the Company cannot ascertain whether sufficient authorized shares exist to settle the contract), permanent equity classification should be reassessed.  The classification of the contract as permanent equity should be reassessed at each balance sheet date, and if necessary, reclassified as a liability on the date of the event causing the reclassification.  If a reclassification occurs from permanent equity to a liability, the change in fair value should be accounted for as an adjustment to stockholders’ equity.  Any portion of the contract that could be net-share settled as of the balance sheet date would remain classified in permanent equity.  When a company has more than one contract subject to reclassification, it must determine a method of reclassification that is systematic, rational, and consistently applied.  The Company has elected to adopt a reclassification policy that reclassifies contracts with the latest inception date first.

The Company entered into the following contracts that are indexed to and settled in the Company’s stock.  Such contracts would normally be measured at fair value and reported in permanent equity.  Resulting from the Company’s voluntary issuances of stock or stock equivalents, and the repricing provisions of the convertible debentures issued in November 2006, the number of shares authorized but unissued may be insufficient to satisfy the maximum number of shares that could be required to net-share settle the following contracts:

On April 20, 2007, the Company issued an aggregate of 243,666 warrants to purchase the Company’s common stock to a bridge note holder upon repayment of the bridge note and interest.  The warrants are at an exercise price of $1.60 per share and expire in April 2009. The fair value of the warrants, as measured at the balance sheet date is $116,960.

On May 8, 2007, the Company issued to its public relations consultant 750,000 warrants to purchase our common stock at an exercise price of $0.80 for consulting services.  The fair value of the warrants, as measured at the balance sheet date is $540,000, and is being amortized over the consulting period of May through November 2007.

The Company has issued warrants as compensation to its noteholders, placement agent and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.  The table below shows by category, the warrants issued and outstanding at June 30, 2007.

Common Stock Purchase Warrants	Number of Warrants Granted and Outstanding	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Placement agent	21,800	November 24, 2003	$ 1.95	November 24, 2008
	234,817	May 14, 2004	1.92	May 13, 2009
	239,745	May 14, 2004	1.95	May 13, 2009
	10,000	July 13, 2005	2.00	December 31, 2008
	14,000	July 13, 2005	2.00	December 31, 2008
	92,500	July 13, 2005	2.60	July 12, 2010
	48,000	April 15, 2005	3.00	August 15, 2010
	623,520	November 8, 2006 (1)	0.75	November 8, 2011
	1,284,382

Bridge noteholders	142,652	December 19, 2003	0.75	December 31, 2008
	53,334	April 28, 2004	0.75	December 31, 2008
	600,000	August 14, 2006	1.60	August 13, 2008
	200,000	September 7, 2006	1.60	September 6, 2008
	243,666	April 20, 2007	1.60	April 19, 2009
	4,453,709	November 8, 2006 (1)	0.75	November 8, 2011
	5,693,361

Private placement investors	65,000	February 26, 2004	$ 2.65	February 25, 2009
	11,720	May 20, 2006	3.00	May 20, 2008
	8,000	May 24, 2006	0.75	December 31, 2008
	35,000	May 25, 2006	3.00	May 25, 2008
	5,000	May 31, 2006	3.00	May 31, 2008
	7,813	July 3, 2006	3.00	July 3, 2008
	10,000	July 7, 2006	3.00	July 7, 2008
	120,075	July 10, 2006	0.75	December 31, 2008
	7,031	July 14, 2006	3.00	July 14, 2008
	269,639

Consultants	217,500	May 19, 2004	5.00	May 19, 2008
	50,000	February 15, 2006	3.00	February 15, 2009
	40,000	February 15, 2006	6.00	February 15, 2009
	35,000	February 15, 2006	9.00	February 15, 2009
	750,000	May 8, 2007	0.80	May 8, 2009
	1,092,500

Total Warrants Issued and Outstanding	8,339,882

(1)  On May 18, 2007, the warrant exercise price of outstanding Series D Warrants was reset to a price of $0.7453 per common share.

Additional Stockholders’ Equity Activity

During 2007, the Company remeasured the fair value of equity instruments (outstanding common shares, options and warrants) issued pursuant to consulting agreements, which had been previously issued.  The Company accordingly recorded a net adjustment for the current year of $354,930 by increasing additional paid-in capital account and increasing additional paid-in capital contra account deferred stock compensation.

During 2007, the Company remeasured the redemption value of outstanding common shares subject to repurchase, which were previously issued in the December 19, 2003 Difference Engine asset purchase.  The Company recorded a net adjustment for the current year of $24,093 by decreasing temporary equity and increasing permanent equity.

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

(8)

Subsequent Events

On July 10, 2007, Crescent International Ltd exercised Series D Common Stock Purchase Warrants to purchase an aggregate of 864,798 shares of Common Stock for gross proceeds to the Company of $644,534.  After payment of commissions to Midtown Partners & Co., LLC, the Company realized net proceeds of approximately $605,585.  In connection with the warrant exercise and as an inducement for such exercise, the Company issued to Crescent International Ltd. Class E Common Stock Purchase Warrants to purchase an aggregate of 864,798 shares of Common Stock, with each warrant exercisable at a price of $1.17 per share, exercisable during a term of five years from the date of issuance, and containing certain piggy-back registration rights and other customary provisions to purchase an aggregate of 47,564 shares of Common Stock in connection with the transaction substantially upon the same terms as the Class E Common Stock Purchase Warrants issued in the warrant exercise transaction.

Effective August 6, 2007, the Company closed on an equity financing for gross proceeds to the Company of approximately $2,950,000.  Under terms of the financing, the Company issued to six investors an aggregate of: (i) 3,687,500 shares of common stock; (ii) 3,687,500 Class F Common Stock Purchase Warrants with an exercise price of $0.80 per share, expiration thirty-six months from issuance, a cashless exercise and other customary provisions; and (iii) 3,687,500 Class G Common Stock Purchase Warrants with an exercise price of $1.75 per share, expiration sixty months from issuance, redeemable when the Company’s closing bid or sale price of its common stock exceeds $5.00 per share for ten (10) consecutive trading days, and other customary provisions.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following summary together with the more detailed information and unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Form 10-K for the year ended December 31, 2006, filed with the SEC.  Throughout this report when we refer to “Guardian,” “we,” “our” or “us,” we mean Guardian Technologies International, Inc. and its subsidiaries.

The following discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, intangible assets, and contingencies.  We base our estimates on historical experience, where available, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions and conditions.

Except for historical information, the information contained in this Management’s Discussion and Analysis is forward-looking.  Our actual results could differ materially from the results discussed in the forward-looking statements, which include certain risks and uncertainties.  These risks and uncertainties include the rate of market development and acceptance of our intelligent imaging informatics (“3i”) technology, particularly for our PinPoint product, the unpredictability of the Company’s sales cycles, the limited revenues and significant operating losses generated to date, and the possibility of significant ongoing capital requirements.

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

We are also pursuing an additional market opportunity using our 3i™ platform technology, adding to our detection family of products.  PinPoint “nSight” provides visualization enhancements that allow bomb technicians and investigators to assess the presence of explosives more rapidly and accurately using single-energy x-ray scanners.  The technology adds textural and color components to such images, helping bomb investigation technicians to detect threats that would otherwise be unseen by the human eye. The PinPoint nSight product is currently being evaluated at the Federal Bureau of Investigation (FBI) Hazardous Device School at Redstone Arsenal, Alabama.  In May 2006, we entered into a Distribution Agreement with Logos Imaging LLC, a manufacturer of portable bomb scanning equipment, with regard to the distribution of PinPoint nSight.  In March 2007, we signed a contract with Logos for the sale of ten licenses through August 2007 of our threat assessment software technology for bomb detection scanners, PinPoint nSight ™.  We sold eight licenses to Logos during the period of April through July 2007.

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

As of the date of this filing, the Company has applied for nine export licenses for our PinPoint product and was granted those licenses by the United States Department of Commerce.  An export license granted in March 2007, positioned Guardian for the final phase of the Russian Federation certification process.  As a result, in June 2007, the Company completed the necessary laboratory study by an accredited Russian laboratory, which will provide a full report to the Russian Federation representing the final step in the certification process.  Also, in June 2007, the Company received an order for one license of the PinPoint product to be used by the National Bodyguard Association of Russia (NAST) to train its employees and demonstrate PinPoint’s capabilities to potential customers in Russia, Southeast Asia, the Middle East, and the Commonwealth of Independent States.  NAST currently provides training to security screeners for the Russian Federation.

In January, 2007, the Company performed an initial successful Proof of Concept test in Madrid, Spain.  Working with Tedax, the national bomb technicians’ organization of the Spanish Government, the Company during the third week of September 2007, will be collecting images of various configurations, artful concealments, and threat weights of specific explosives of interest to the Spanish Government.  Upon the development and integration of these specific detection algorithms, the Company will return to Madrid for a final live test of PinPoint.  Management believes that the successful completion of this live explosives test will result in contracts for PinPoint during the fourth quarter 2007.

Management believes that international market acceptance of PinPoint as a viable threat detection solution will not only enhance our ability to sell worldwide, but it will open additional opportunities for the development of PinPoint as the “intelligent image” analysis solution for areas such as military target acquisition, satellite remote sensing, and additional opportunities within aviation security such as people portals and cargo scanning.  Additionally, we will seek support of the U.S. Congress and the equipment manufacturers.  We remain focused on the ongoing development of PinPoint, particularly with respect to test results.  This focus must be even sharper as we enter the pilot test arena where the duration of the pilot test, the conditions under which the pilot test is conducted, and the definition of success and failure will vary country-by-country.  Market acceptance is a key to our future success.

Healthcare Technology Solution – Medical Computer Aided Detection (Medical CAD)

We are in the process of migrating and adopting our core “intelligent imaging informatics” (3i™) threat detection algorithms and its quantitative imaging capabilities for use in the diagnostic radiology imaging field.  The technology for this developmental project, called Signature Mapping, is a response-based reaction, which generates new groups of "self-classifying" pixels.  These self-classifying groups provide a set of signatures for each tissue or material.  The resulting "signature mapped" data, enables the implementation of a set of imaging tools that provide new clinical approaches for medicine. These include image clarification and visualization, feature extraction, tissue characterization and quantification, disease detection, monitoring and staging.  We have been investigating the use of our technology in the following clinical applications; radiographic mammography, MRI mammography, neurological applications which include multiple sclerosis, acute intracranial hemorrhage and the evaluation of normal pressure hydrocephalus; tuberculosis treatment monitoring, radiographic chest imaging and image clarification and sharpening for a musculoskeletal MRI imaging.  Imaging studies have also focused on the use of its technology with specific diagnostic imaging modalities, which have included digital radiography, CT, MRI and high resolution scanned film applications.  We have a patents-pending for our Signature Mapping(TM) technology for tissue characterization and advanced visualization and image analysis.

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

In June 2007, we partnered with Howard University Cancer Center and the University of Southern California Image Processing and Informatics Lab (IPILAB) to submit a $12 million, three year Impact Grant to the Department of Defense (DoD) for the development of a predictive model for visualization of onset and progression of breast cancer in African-American women.

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

We have been marketing our FlowPoint products primarily to smaller hospitals and imaging centers in the United States and United Kingdom. The market for imaging and radiology technology in the U.S. is highly fragmented, and we face strong competition from other companies that are developing products that are expected to be competitive with our products (including large multinational solution providers and smaller companies).  We compete against certain emerging companies who offer segments of the integrated radiology solution through RIS and/or PACS systems.  As of the date of this report, we have three installations in the U.S, and four in the UK. There have been no new sales of our FlowPoint license in the current year.  While we are not as active in marketing the product, we may include our FlowPoint product with other aspects of our Medical CAD software business activities.

Results of Operations

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

The following analysis reflects the consolidated results of operations of Guardian Technologies International, Inc. and its subsidiaries.

Net Revenues.  Net revenues from product sales and annual maintenance fees increased by $47,278, or 63.2%, to $122,134.  Three factors impact the increase in net revenue.  They were: (i) software license revenue for the current period of $96,000 versus none for the same period last year; (ii) a decrease in maintenance fees revenue for the current quarter of $45,437, with $41,315 or (90.9%) of the decrease taking place in the United Kingdom; and (iii) a decrease in hardware and related fees for the quarter of $3,285.

Cost of Sales.  Cost of sales for the quarter was $1,124,776 (920.9% of net revenue) compared to the same period last year of $157,434 (210.3% of net revenue), an increase of $967,342, or 614.4%.  Cost of sales for the period includes the impairment of the Wise acquired intangible asset of $998,247 in the second quarter of 2007.  Cost of sales also includes for the period fixed expense for the amortization of the same Wise intangible asset for developed software of $123,564 for the second quarter of 2007 and $110,951 in the same period of 2006, for an increase of $12,613 (13.4%), due to foreign currency fluctuations between periods.  Other costs for the three month period in 2007 of $2,965 and same period in 2006 of $46,483 represent expenses for purchased equipment and supplies for customers, installation labor and travel costs.  The decrease in other costs of 43,518 (93.6%) is due to lower equipment and labor costs, as a result of no FlowPoint software license revenue for the period.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the second quarter decreased $326,070, or 15.4%, to $1,788,392 for 2007, as compared to $2,114,462 for the same period in fiscal 2006.  The table below details the components of selling, general and administrative expenses, as well as the dollar and percentage changes for the three month period ended June 30.

	Three Months Ended June 30
	2007	2006	$ Change	% Change

Payroll and related costs	$686,583	$971,955	$(285,372)	(29.4)
Professional fees	222,444	492,205	(269,761)	(54.8)
Research and development costs	191,658	200,970	(9,312)	(4.6)
Insurance costs	17,079	72,191	(55,112)	(76.3)
Rent - building and equipment	71,071	87,202	(16,131)	(18.5)
Travel and related	41,606	56,938	(15,332)	(26.9)
Miscellaneous expenses	141,265	55,985	85,280	152.3
Depreciation and amortization	36,715	34,073	2,642	7.8
Stock-based compensation	379,971	142,943	237,028	165.8
Total	$1,788,392	$2,114,462	$(326,070)	(15.4)

Salaries, commissions, benefits and related costs decreased approximately $285,372 (29.4%), due to reduced employee staffing levels caused by personnel attrition and our decision not to replace such personnel.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees.  Professional fees decreased for the quarter ended June 30 versus the same quarter last year by approximately $269,761 (54.8%) due to: (i) a decrease of $58,626 for general consultants, investor and public relations consultants; and (ii) a decrease in accounting and legal fees of $130,280 and $80,855, respectively.  Much of the decrease in legal and accounting fees was directly related to the costs, in 2006, associated with the restatement of the Company’s financial statements for the period 2003-2005.

Research and development costs decreased for the second quarter of 2007 compared to the same quarter last year, by approximately $9,312, or 4.6%. Research and development costs for PinPoint were $160,811 for the quarter ended June 30, 2007 compared to $200,970 for the same period last year.  The Medical Computer Aided Detection (Medical CAD) project was started in the fourth quarter of 2006.  Therefore, there were no costs incurred in the second quarter of 2006 and costs for the quarter ended June 30, 2007 were $30,847.

The Company incurred insurance costs of $17,079 in the quarter ended June 30, 2007, compared to $72,191 in the same period in 2006, a decrease of $55,112 (76.3%).  The decrease is attributed to the cancellation of the aviation product liability coverage, since the project was still in the development stage.  Insurance coverage for the PinPoint aviation product will be obtained upon sales being generated and in conjunction with other coverage as available from the various governmental agencies for terrorism activities.

Rent decreased by $16,131 (18.5%) to $71,071 in the second quarter of fiscal 2007, as compared to $87,202 for the same period in 2006, due to a reduction of office space at our Wise Systems location.

Travel and entertainment expense in selling, general, and administrative for the three months ended June 30, 2007 of $41,606 compares to the same period for 2006 of $56,938, or a decrease of $15,332 (26.9%).  The reduction in frequency of travel in all selling and administrative areas is due to building a distributor network system in the second half of 2006.

Depreciation and amortization expense in selling, general, and administrative for the quarter ended June 30, 2007 of $36,715 compares to the same period for 2006 of $34,073, or an increase of $2,642 (7.8%).  The additional expense is due to capital expenditures during the second half of 2006 for increased equipment for simulation requirements in meeting the Company’s expanded product development activities.

Stock-based compensation, which represents a non-cash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee directors, and consultants in lieu of cash compensation.  During the quarter ended June 30, 2007, the Company recognized an expense associated with employee stock option compensation of approximately $271,264 and approximately $108,707 of consulting expense.  During the same quarterly period of 2006, the Company recognized stock-based compensation expense for employees of $50,513 and consultants of $92,430.  The increase in stock-based compensation for employees and non-employee members of our Board of Directors of $220,751 (437.0%) represents the impact of accelerating, in the fourth quarter of 2005, the expense of key management and staff hiring incentives using stock options.  Therefore, no compensation expense of unvested options continued forward into fiscal 2006.  Also, in January 2007, the Company granted stock options to all employees and non-employee members of our Board of Directors, resulting in additional expense over the two year vesting period beginning in January 2007.  The increase in stock-based compensation expense for consultants of $16,277 (17.6%) reflects increased usage of stock-based compensation versus cash compensation for consultants.

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

Other Income (Expense). Other expense of $373,214 includes interest income, interest expense and other non-operating income.  Interest income for the current quarter of $2,289 is derived from interest bearing accounts.  The $655 (40.1%) increase from the same period last year is attributed to an above average daily cash balance in interest bearing accounts during 2007, as a result of an increase in proceeds from the exercise of stock options, exercise of warrants, and convertible debt during 2007.  Interest expense of $745,548 includes: an $30,840 accrual for the fair value of warrants to be issued in conjunction with the extension of some of the August/September 2006 bridge notes; $10,895 of interest expense paid and $120,782 for accrued interest; $928,145 for amortization of the fair value of the embedded conversion feature in the November 2006 warrants and notes issued in conjunction with the convertible debentures; an offset of $448,583 for the revaluation of the derivative liabilities associated with the financings; and $103,469 for amortization of deferred financing costs for the November convertible debenture financing.  Interest expense was also reduced by  $370,045 in connection with the fair value adjustments to derivative instruments related to the conversions of notes and debentures for the quarter ended June 30, 2007.

Net Loss and Net Loss per Share.  Net loss for the period ended June 30, 2007 was $3,164,248, compared to the period ended June 30, 2006 of $2,195,406, or an increased net loss of approximately $968,842, or 44.1%.  Net loss per share for second quarter 2007 was $0.09, versus the same period 2006 of $0.07, based on the weighted average shares outstanding of 35,353,694 and 33,650,736 respectively.  The categories affecting the increased net loss for the quarter ended June 30, 2007 versus the same quarter 2006 are associated with: (i) increased gross loss of $920,064 due to the impairment write-off of the Wise acquired intangible assets recorded in the quarter; (ii) decrease in other operating expenses (other than stock-based compensation and salaries) of $277,768; (iii) increased stock-based compensation for employees, non-employee members of our Board of Directors and consultants of $237,028; (iv) decreased salaries and related expenses of $285,372; and (v) increase in non-operating income(expense) of $374,848 for accrued interest expense on debt,  the amortization of debt discount for the 2006 debenture and convertible notes, the revaluation of the derivative liabilities for the debentures and convertible notes, adjustments to fair value of derivative liabilities related to the conversion of notes and debentures  and related financing expenses.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

The following analysis reflects the consolidated results of operations of Guardian Technologies International, Inc. and its subsidiaries.

Net Revenues.  Net revenues from product sales and annual maintenance fees decreased by $190,118, or 49.4%, to $194,407.  Three factors impact the reduction in net revenue.  They are: (i) a decrease in software license revenue of $108,799, or 53.1%; (ii) a decrease in maintenance fees revenue during the first half of the current year of $64,534; and (iii) a decrease in hardware sales of $16,785.

Cost of Sales.  Cost of sales for the six months ended June 30, 2007 was $1,258,665 (647.4% of net revenue) compared to $400,479 (104.1% of net revenue) during the same period of 2006, an increase of approximately $858,186, or 214.3%.  Cost of sales for the period includes the impairment write-off of the Wise acquired intangible asset for developed software of $998,247 in 2007, as well as amortization of $242,117 in 2007 versus $222,861 in 2006.  Other costs for 2007 of $18,301 and in 2006 of $177,618 represent expenses for purchased equipment and supplies for customers, installation labor and travel costs.  The decrease in other costs of $159,317, or 89.7%, is due to a decrease in the cost of equipment and third party software maintenance fees of $115,602, or 93.7%, a decrease in labor costs of $43,715, or 80.7%, as a result of limited software license revenue for the period.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the six months ended June 30, 2007 decreased $656,024, or 15.6%, to $3,538,733 for 2007 as compared to $4,194,757 for the same period in fiscal 2006.  The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the six month period ended June 30.

	Six Months Ended June 30
	2007	2006	$ Change	% Change

Payroll and related costs	$1,372,654	$2,015,815	$(643,161)	(31.9)
Professional fees	507,059	858,373	(351,314)	(40.9)
Research and development costs	424,914	402,460	22,454	5.6
Insurance costs	63,117	202,679	(139,562)	(68.9)
Rent - building and equipment	136,522	157,426	(20,904)	(13.3)
Travel and related	67,738	120,813	(53,075)	(43.9)
Miscellaneous expenses	212,127	155,270	56,857	36.6
Depreciation and amortization	75,260	66,498	8,762	13.2
Stock-based compensation	679,343	215,423	463,920	215.4
Total	$3,538,734	$4,194,757	$(656,023)	(15.6)

Salaries, commissions, benefits and related costs decreased approximately $643,161 (31.9%), due to reduced employee staffing levels caused by personnel attrition and our decision not to replace such personnel.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees.  Professional fees decreased for the six months ending June 30, 2007 versus the same period last year by approximately $351,314 (40.9%) due to: (i) stock transfer fees decreased $33,668 since the expense was not incurred for 2007; (ii) a decrease of $140,929 for general consultants and investor and public relations consultants; and (iii) a decrease in accounting and legal fees of $117,323 and $59,394, respectively. Much of the decrease in legal and accounting fees was directly related to the costs, in 2006, associated with the restatement of the Company’s financial statements for the period 2003-2005.

Research and development costs increased for the six months ended June 30, 2007 compared to the same period last year, by approximately $22,454, or 5.6%, due to increased efforts on the Medical Computer Aided Detection (Medical CAD) project.  Research and development costs for PinPoint were $375,731 for the six months ended June 30, 2007 compared to $402,460 for the same period last year a decrease of approximately $26,729, or 6.6%.  The Medical CAD project was started in the fourth quarter of 2006.  Therefore, there were no costs incurred in the first six months of 2006 and costs for the first six months of 2007 were $49,183.

The Company incurred insurance costs of $63,117 in the six months ended June 30, 2007, compared to $202,679 in the same period in 2006, a decrease of $139,562 (68.9%).  The decrease is attributed to the cancellation of the aviation product liability coverage, since the project was still in the development stage.  Insurance coverage for the PinPoint aviation product will be obtained upon sales being generated and in conjunction with other coverage as available from the various governmental agencies for terrorism activities.

Rent decreased by $20,904 (13.3%) to $136,522 in the first six months of fiscal 2007, as compared to $157,426 for the same period in 2006, due to a reduction of office space at our Wise Systems location.

Travel and entertainment expense in selling, general, and administrative for the six months ended June 30, 2007 of $67,738 compares to the same period for 2006 of $120,813, or a decrease of $53,075 (43.9%).  The reduction is the benefit of establishing a  third-party sales distribution network in the third quarter of 2006, as the sales distributors pay for their own travel costs. Thereby, reducing travel costs incurred by the Company during 2007.

Depreciation and amortization expense in selling, general, and administrative for the six months ended June 30, 2007 of $75,260 compares to the same period for 2006 of $66,498, or an increase of $8,762 (13.2%).  The additional expense is due to capital expenditures during the second half of 2006 for increased equipment for simulation requirements in meeting the Company’s expanded product development activities.

Stock-based compensation, which represents a non-cash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee directors, and consultants in lieu of cash compensation.  During the six months ended June 30, 2007, the Company recognized an expense associated with employee stock option compensation of approximately $507,693 and approximately $171,648 of consulting expense.  During the same period of 2006, the Company recognized stock-based compensation expense for employees of $86,506 and consultants of $128,917.  The increase in stock-based compensation for employees and non-employee members of our Board of Directors of $421,187 (486.9%) represents the impact of accelerating in the fourth quarter of 2005 the expense of key management and staff hiring incentives using stock options.  Therefore, no compensation expense of unvested options continued forward into fiscal 2006.  Also, in January 2007, the Company granted stock options to all employees and non-employee members of our Board of Directors, resulting in additional expense over the two year vesting period beginning in January 2007.  The increase in stock-based compensation expense for consultants of $42,731 (33.1%) reflects increased usage of stock-based compensation versus cash compensation for consultants.

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

Other Income (Expense). Other expense of $2,111,703 includes interest income, interest expense and other non-operating income.  Interest income for the period ended June 30, 2007 of $3,637 is derived from interest bearing accounts.  The $7,308 (66.8%) decrease from the same period last year is attributed to a lower average daily cash balance in interest bearing accounts during 2007, as a result of a decrease in funds due to lower proceeds from the issuance of common stock, exercise of stock options and warrants, and convertible debt during 2007.  Interest expense of $2,515,691 includes: an $116,960 accrual for the fair value of warrants to be issued in conjunction with the extension of some of the August/September 2006 bridge notes; $106,813 of interest expense paid and $128,281 for accrued interest; $153,179 for the amortization of debt discount associated with the August/September 2006 bridge note financing, $1,349,734 for amortization of the fair value of the embedded conversion feature in the November 2006 warrants issued in conjunction with the convertible debentures, $508,113 for the revaluation of derivative liability, and $152,611 for amortization of deferred financing costs for the November convertible debenture financing.  Interest expense was also reduced by $370,045 in connection with the fair value adjustments to derivative instruments related to the conversion of notes and debentures, and $30,306 representing a short-swing profits recapture for the six months ended June 30, 2007.

Net Loss and Net Loss per Share.  Net loss for the six months ended June 30, 2007 was $6,714,695, compared to the period ended June 30, 2006 of $4,199,766, or an increased net loss of approximately $2,514,929, or 59.9%.  Net loss per share for the six months ended June 30, 2007 was $0.19, versus the same period 2006 of $0.13, based on the weighted average shares outstanding of 34,698,461 and 33,372,265 respectively.  The categories affecting the increased net loss for six months ended June 30, 2007 versus the same period of 2006 are associated with: (i) increased gross loss of $1,048,304 due to the impairment of the Wise intangible asset; (ii) decrease in other operating expenses (other than stock-based compensation and salaries) of $476,782; (iii) increased stock-based compensation for employees, non-employee members of our Board of Directors and consultants of $463,920; (iv) decreased salaries and related expenses of $643,161; and (v) increase in non-operating income(expense) of $2,122,648 for accrued interest expense on debt, the amortization of debt discount for the 2006 debentures and convertible notes, the revaluation of the derivative liabilities for the debentures and convertible notes, adjustments to the fair value of derivative liabilities related to the conversion of notes and debentures, and other related financing expenses.

Liquidity and Capital Resources

The following table presents a summary of the Company’s net cash provided by (used in) operating, investing and financing activities:

	Six Months Ended June 30
	2007	2006

Net cash provided (used) in operating activities	$ (2,340,585)	$ (2,931,236)
Net cash provided (used) in investing activities	(5,241)	(209,458)
Net cash provided by financing activities	1,781,547	882,208
Effect of exchange rates on cash and cash equivalents	(2,480)	(24,452)
Net increase (decrease) in cash	$ (566,759)	$ (2,282,938)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2007 was $2,340,585, compared with net cash used in operating activities of $2,931,236 during the same period in 2006, a decreased use of cash for operating activities of approximately $590,651 (20.2%).  The decrease in net cash used in operating activities is due to a decrease in selling, general and administrative costs of $1,040,331, or 28.2%, and increases in the components of operating assets and liabilities of $449,680, or 58.9%.

Net Cash Used in Investing Activities

Net cash used in investing activities for the purchase of equipment and costs incurred for patent applications for the six months ended June 30, 2007 was $5,241.  This compares with net cash used for the same activities of $209,458 for the six month period ended June 30, 2006, or a decrease of $204,217, or 97.5%.  The net decrease is comprised of $95,952 (94.8%) decrease in the purchase of furniture, software and equipment, and a decrease of $108,265 (100.0%) for costs associated with the preparation and filing of certain patents with regard to our “3i” technology.  The decrease in equipment purchases is the result of additions made in 2006 for our 2007 requirements, and the decrease in patent costs is due to focus on various patent applications prepared and filed in 2006, although we anticipate that there will be patent costs incurred in later periods for 2007.

Net Cash Provided by Financing Activities

Net proceeds from financing activities increased to $1,781,547 for the six month period ended June 30, 2007, compared with $882,208 for the same period in 2006, an increase of $899,339, or 101.9%.  In 2007, the Company realized $2,306,547 in net proceeds from the second closing of its convertible debenture financing, received $120,000 from the exercise of common stock purchase warrants and $55,000 from the exercise of employee incentive stock options, and utilized available proceeds provided by financing activities for the repayment of $600,000 owed to a convertible note holder and $100,000 towards outstanding short-term notes from a related party.  During the same period of 2006, the Company received $382,208 from the sale of common stock, $300,000 from the exercise of employee stock options, and $200,000 from a short-term note by a related party.  Management may seek to raise additional capital through one or more equity or debt financings and is in discussions with certain investment banks and investors with regard thereto.  However, there can be no assurance that the Company will be able to raise such additional equity or debt financing on satisfactory terms to the Company.  Further, until July 9, 2007, under the terms of our Series A Debenture financing, we are prohibited from issuing shares of our common stock or common stock equivalents except for issuances expressly permitted or contemplated by the transaction documents.

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

Net Cash and Cash Equivalents

Our cash and cash equivalents decreased for the six months ended June 30, 2007 by $566,759 to $170,664.  Primarily our cash was used to fund our net losses for the period.

 Working Capital

The following table presents a summary of the Company’s working capital at the end of June 30, 2007, and year ended December 31, 2006:

	(Unaudited)
	June 30, 2007	December 31, 2006

Cash and cash equivalents	$ 170,664	$ 737,423

Current assets	369,494	947,955
Current liabilities	3,067,371	3,418,773
Working capital (deficit)	$ (2,697,877)	$ (2,470,818)

At June 30, 2007, we had a working capital deficit to-date of approximately $2,697,877 compared with working capital deficit at December 31, 2006 of $2,470,818, an increase in the working capital deficit of approximately $227,059, or 9.2%.  The decrease in cash is the result of our limited revenue and ongoing requirements to fund selling, general and administrative expenses during the first six months of 2007.  Our revenue generating activities during the period, as in previous years, have not produced sufficient funds for profitable operations, and we have incurred operating losses since inception.  Although overall current liabilities were reduced by $351,402, we continue to supplement our working capital needs through the extension of trade payables by $175,312 and increases in accrued expenses of $162,360.  Decreases in current liabilities include: (i) $34,857 in reduced deferred revenue; (ii) repayment of $100,000 towards an outstanding note payable and advances from related parties; (iii) bridge notes in the amount of $300,000 were converted to shares of common stock; (iv) $600,000 repayment of bridge notes; and (v) $229,956 for reduction in derivative liabilities and note discounts, offset by an increase in current warrant liabilities of $575,739.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations which in turn are dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

Other Liabilities (long-term convertible debentures)

Under a Securities Purchase Agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock.  The Company issued an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants at a first closing held on November 8, 2006, and, due to the conversion feature embedded in the notes and the warrants, the transaction was recognized as a liability under generally accepted accounting principles.  Due to milestone-related adjustments, the exercise price and the maximum number of shares to be issued under the debentures are indeterminable as of June 30, 2007. The Company issued an additional $2,575,000 in principal amount of the Series A Debentures at a second closing held April 12, 2007, following the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants.  The Company allocated proceeds from the second closing to the embedded conversion features of the Series A Debentures and Series D Warrants and were recognizable as a liability under generally accepted accounting principles.  One-half of the Series D Warrants became exercisable on November 8, 2006 (2,226,854 warrants), and the remaining one-half became exercisable on April 12, 2007 (2,226,855 warrants).  The Series D Warrants and the Placement Agent’s Warrants issued as compensation in the offering to Midtown Partners & Co., LLC, may be exercised via a cashless exercise if certain conditions are met.  The Company considered Emerging Issues Task Force Issue 00-19 (EITF 00-19), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and concluded that there were insufficient shares to share settle the contracts.  The Series D Warrants that became exercisable at the first closing will expire on November 8, 2011, and those related to the second closing will expire in April 12, 2012.  On May 18, 2007, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants held by investors and Placement Agent’s Warrants issued as compensation to Midtown Partners & Co. LLC, were reset to a price of $0.7453 per share.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current of future effect upon our financial condition or results of operations.

Financial Condition and Going Concern Uncertainties

As of June 30, 2007, the Company’s revenue generating activities have not produced sufficient funds for profitable operations and the Company has incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon a continued operation which, in turn, is dependent upon the Company’s ability to meet its financial requirements, raise additional financing on acceptable terms to the Company, and the success of its future operations.

While the Company anticipates it will need to increase the current workforce significantly to achieve commercially viable sales levels, there can be no guarantee that these needs will be met or that sufficient cash will be raised to permit operations to continue.  If the Company is unable to raise sufficient cash to continue operations at a level necessary to achieve commercially viable sales levels, the liquidation value of the Company’s noncurrent assets may be substantially less than the balances reflected in the financial statements and the Company may be unable to pay its creditors.

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

The Company’s ability to continue as a going concern and meet its obligations as they come due is dependent upon its ability to raise additional financing and/or generate revenues from operations sufficient to meet all obligations.  During the period January 1, 2007 through June 30, 2007, the Company raised $55,000 from the exercise of employee stock options, received $120,000 from the exercise of common stock purchase warrants, and completed the second closing of its Series A Debenture and Series D Warrant financing.  Gross proceeds from the second closing were $2,575,000, with net proceeds of $2,306,547 (after payment of sales commissions to a broker and related transaction costs).  In addition, the Company repaid: (i) $100,000 in principal repayment to Mr. Trudnak, the Company’s Chief Executive Officer, towards his outstanding non-interest bearing loans, with the remaining net outstanding being $202,000, and (ii) $600,000 in principal repayment to a bridge note holder.

On July 10, 2007, the Company received gross proceeds of approximately $644,534 from the exercise of 864,798 outstanding Class D Common Stock Purchase Warrants by a single holder.  Net proceeds to the Company were approximately $605,585 after payment of sales commissions and other expenses of the offering.  In connection with such exercise and as an inducement for the exercise, the Company issued to the holder an aggregate of 864,798 Class E Common Stock Purchase Warrants (the “Class E Warrants”).  The Class E Warrants are exercisable for a period of five years, are exercisable at a price of $1.17 per share, and contain certain anti-dilution and other customary provisions.  The Company paid Midtown Partners & Co., LLC, a fee of approximately

$35,450 and issued to Midtown common stock purchase warrants to purchase an aggregate of 47,564 shares of its common stock, exercisable for a period of five years at a price of $1.17 per share.

Effective August 6, 2007, the Company closed on a financing in which it sold an aggregate of 29.5 units of securities, each unit consisting of 125,000 shares of Common Stock, 125,000 Class F Common Stock Purchase Warrants (the “Class F Warrants”) and 125,000 Class G Common Stock Purchase Warrants (the “Class G Warrants”) for a purchase price of $100,000 per unit, or aggregate proceeds to the Company of approximately $2,950,000.  Accordingly, in connection with such financing, the Company issued and sold an aggregate of 3,687,500 shares of Common Stock, 3,687,500 Class F Warrants, and 3,687,500 Class G Warrants.  Each Class F Warrant entitles the holder to purchase one share of Common Stock at a price of $0.80 per share.  The Class F Warrants are exercisable for a period of three years from the date of issuance, contain a cashless exercise provision, and contain certain anti-dilution and other customary provisions. Each Class G Warrant entitles the holder to purchase one share of Common Stock at a price of $1.75 per share.  The Class G Warrants are exercisable for a period of five years from the date of issuance and contain certain anti-dilution and other customary provisions. The Class G Warrants may be redeemed by the Company at any time at a price of $.001 per warrant if, for ten consecutive trading days, the closing bid or sale price of the Company’s Common Stock equals or exceeds $5.00.

Management believes that the cash balance of $170,664 at June 30, 2007, collections during the third quarter of 2007 from outstanding receivables of $78,367, net proceeds of $605,585 from the exercise of outstanding warrants during July 2007, and gross proceeds of $2,950,000 from a private equity financing during August 2007 to be sufficient to fund the Company’s operations, absent any cash flow from operations, until approximately January 2008.

As of the date of this filing, the Company has applied for nine export licenses for our PinPoint product and was granted those licenses by the United States Department of Commerce.  An export license granted in March 2007, positioned Guardian for the final phase of the Russian Federation certification process.  As a result, in June 2007, the Company completed the necessary laboratory study by an accredited Russian laboratory, which will provide a full report to the Russian Federation representing the final step in the certification process.  Also, in June 2007, the Company received an order for one license of the PinPoint product to be used by the National Bodyguard Association of Russia (NAST) to train its employees and demonstrate PinPoint’s capabilities to potential customers in Russia, Southeast Asia, the Middle East, and the Commonwealth of Independent States.  NAST currently provides training to security screeners for the Russian Federation.

In January 2007, the Company performed an initial successful Proof of Concept test in Madrid, Spain.  Working with Tedax, the national bomb technicians’ organization of the Spanish Government, the Company during the third week of September 2007, will be collecting images of various configurations, artful concealments, and threat weights of specific explosives of interest to the Spanish Government.  Upon the development and integration of these specific detection algorithms, the Company will return to Madrid for a final live test of PinPoint.  Management believes that the successful completion of this live explosives test will result in contracts for PinPoint during the fourth quarter 2007.

The Company is currently spending approximately $400,000 per month on operations and the continued research and development of our 3i technologies and products.  Although there can be no assurance, management believes that the Company will not begin to generate sufficient cash flows to fund our current level of operations until the fourth quarter of 2007 (not including anticipated incremental research and development efforts). Based upon the foregoing, management believes that the cash balance of $170,664 as of June 30, 2007, together with the net proceeds of approximately $3,555,585 from financing activities during July and August 2007, discussed above, will be sufficient to fund the Company’s operations through June 30, 2008.   However, there can be no assurance that the Company will be able to generate sufficient cash flow to fund its operations commencing in the fourth quarter of 2007 and the Company may be required to raise additional equity or debt financing or obtain bank or other borrowings to support ongoing operations.  Currently, the Company is in discussions with an investment banking firm regarding obtaining additional financing from a debt or equity offering.  There can be no assurances that the Company will be successful in its efforts to raise additional equity or debt financing through such investment bank or otherwise or obtain any bank or other borrowings on terms satisfactory to the Company.

Critical Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented.  For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition or Plan of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  Except as disclosed in Note 2 of our 2006 Form 10-K, there have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the period ended June 30, 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures.   International revenues during the first six months of 2007 from Wise Systems, our subsidiary located in the United

Kingdom, were approximately $90,454 (46.5%) of total revenue.  International sales are made mostly from our foreign subsidiary and are typically denominated in British pounds.  As of June 30, 2007, there was $6,959 (8.9%) for Wise Systems in the total consolidated accounts receivable and $11,095 (1.2%) of total consolidated accounts payable were denominated in British pounds.  As of June 30, 2007, $4,633 (2.7%) of our cash and cash equivalents balance was included in our foreign subsidiaries.  Additionally, our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts which are charged to Wise and recorded as inter-company receivables on the books of the U.S. parent company.  We are also exposed to foreign exchange rate fluctuations as the financial results of Wise are translated into U.S. dollars in consolidation.  As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

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

Under a Securities Purchase Agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock.  The Company issued an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants at a first closing held on November 8, 2006, and, due to the conversion feature embedded in the debentures and the warrants, the transaction was recognized as a liability under generally accepted accounting principles.  Due to milestone-related adjustments, the exercise price and the maximum number of shares to be issued under the debentures are indeterminable as of June 30, 2007. The Company issued an additional $2,575,000 in principal amount of the Series A Debentures at a second closing held April 12, 2007, following the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debenture and Series D Warrants.  The proceeds from the second closing were allocable to the embedded conversion features of the Series A Debentures and Series D Warrants are recognizable as a liability under generally accepted accounting principles.  One-half of the Series D Warrants became exercisable on November 8, 2006 (2,226,854 warrants), and the remaining one-half became exercisable on April 12, 2007 (2,226,855 warrants).  The Series D Warrants and the Placement Agent’s Warrants issued as compensation in the offering to Midtown Partners & Co., LLC, may be exercised via a cashless exercise if certain conditions are met.  The Company considered Emerging Issues Task Force Issue 00-19 (EITF 00-19), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and concluded that there were insufficient shares to share settle the contracts.  The Series D Warrants that became exercisable at the first closing will expire on November 8, 2011, and those related to the second closing will expire in April 12, 2012.

  The initial conversion price of our Series A 10% Senior Convertible Debentures was $1.15634 subject to certain adjustments.  On May 18, 2007, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants held by investors and Placement Agent’s Warrants issued as compensation to Midtown Partners & Co., LLC, were reset to a price of $0.7453 per share.  We may be required to further re-set the conversion or exercise price of such debentures and warrants and to issue additional shares in the event the price re-set provisions of the Series A Debentures and Series D Warrants are triggered.  Furthermore, as of the filing of this report, approximately 792,742 warrants (including the currently exercisable placement agent warrants issued to Midtown Partners and Co. LLC, in connection with our debenture and warrant financing) may be exercised pursuant to the cashless exercise provisions of such warrants which may be subsequently resold under Rule 144.  Increased sales volume of our common stock could cause the market price of our common stock to drop.

We have incurred substantial debt which could affect our ability to obtain additional financing and may increase our vulnerability to business downturns.

On November 3, 2006, we entered into a securities purchase agreement with certain institutional and accredited investors under which we agreed to issue debentures in the aggregate principal amount of $5,150,000, of which we received an aggregate of $2,575,000 at a first closing on November 8, 2006, and the remaining $2,575,000 at a second closing on April 12, 2007.  The principal amount of the debentures will be due November 7, 2008.  The debentures are convertible into shares of our common stock at a price of $1.15634, subject to anti-dilution and price re-set provisions.  On May 18, 2007, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants were reset to a price of $0.7453 per share.

Also, during August through September 2006, we issued bridge notes in the principal amount of $1,100,000 that were initially due six months after the date of issuance.  The bridge notes were extended as they became due in February and March 2007. Of which $600,000 in principal was paid on April 19, 2007, and an additional $300,000 elected to convert their bridge notes to equity.  As a result, we are subject to the risks associated with substantial indebtedness, including that we are required to dedicate a portion of our cash flows from operations to pay debt service costs; it may be more expensive and difficult to obtain additional financing; we are more vulnerable to economic downturns; and if we default under our indebtedness, we may not have sufficient funds to repay any accrued interest or outstanding principal.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

		Incorporated by Reference		Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date
10.80	Escrow Deposit Agreement, dated April 10, 2007, by and among Registrant, Midtown Partners & Co., LLC, and Signature Bank.	8-K	4/13/07
10.81	Agreement, dated March 23, 2007, by and between Registrant and Confirma, Inc.	10-Q	5/18/07
10.82	Agreement, dated May 8, 2007, by and between Registrant and Trilogy Capital Partners, Inc.			X
10.83	Agreement, dated June 4, 2007, by and between Registrant and Fowler International LLC.			X
10.84	Agreement, dated June 26, 2007, by and between Registrant and NAST.			X
10.85	Agreement, dated July 19, by and between Registrant and Medical Image Informatics.			X
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)			X
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)			X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)			X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)			X

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

Date: August 17, 2007