Form 10-Q
period 2007-11-12
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2007-11-13
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

 X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

 Yes __  No  ✓

On November 9, 2007, 41,422,036 shares of the registrant’s common stock, $.001 par value, were outstanding.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

28

ITEM 4.  CONTROLS AND PROCEDURES

28

TEM 4T.  CONTROLS AND PROCEDURES

28

PART II.  OTHER INFORMATION

28

ITEM 1.    LEGAL PROCEEDINGS

28

ITEM 1A.  RISK FACTORS

29

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

32

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

32

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

32

ITEM 5.   OTHER INFORMATION

32

ITEM 6.   EXHIBITS

32

SIGNATURES

34

 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$ 892,194	$ 737,423
Accounts receivable	58,610	108,713
Other current assets	2,692	-
Prepaid expenses	183,819	101,819
Total current assets	1,137,315	947,955

Equipment, net	533,086	611,548

Other Assets
Other noncurrent assets	444,073	453,448
Goodwill	-	128,633
Intangible assets, net	320,936	1,568,629
Total assets	$ 2,435,410	$ 3,710,213

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 435,828	$ 737,125
Other accrued liabilities	873,586	920,171
Note payable and advances from related parties	202,000	302,000
Convertible notes payable, less discount	-	946,821
Derivative liabilities - embedded conversion feature of convertible notes	-	468,266
Deferred revenue	33,257	44,390
Total current liabilities	1,544,671	3,418,773

Noncurrent Liabilities
Debentures payable, less discount	1,971,915	473,080
Derivative liabilities - embedded conversion feature of debentures and detachable warrants
	3,560,465	2,472,327
Other warrant liabilities	3,942,647	-
Total noncurrent liabilities	9,475,027	2,945,407

Common shares subject to repurchase, stated at estimated redemption value; 324,883 shares outstanding at September 30, 2007 and December 31, 2006
	246,911	345,333

Stockholders' Equity (Deficit)
Convertible preferred stock, $0.20 par value; authorized 1,000,000 shares
Shares issued and outstanding at September 30, 2007 - none
Shares issued and outstanding at December 31, 2006 - none	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares
Shares issued and outstanding at September 30, 2007 - 41,033,688
Shares issued and outstanding at December 31, 2006 - 34,494,575	38,096	34,494
Additional paid-in capital	60,328,708	56,031,948
Accumulated comprehensive income	60,414	78,634
Deficit accumulated	(69,258,417)	(59,144,376)
Total stockholders' equity (deficit)	(8,831,199)	(2,999,300)
Total liabilities and stockholders' equity (deficit)	$ 2,435,410	$ 3,710,213

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Net revenues	$ 43,778	$ 51,197	$ 238,185	$ 435,722

Cost of sales	7,099	136,392	1,265,764	536,872

Gross profit (loss)	36,679	(85,195)	(1,027,579)	(101,150)

Selling, general and administrative expense	1,652,773	2,561,512	5,191,506	6,756,269

Operating loss	(1,616,094)	(2,646,707)	(6,219,085)	(6,857,419)

Other income (expense)
Interest income	6,065	1,204	9,702	12,149
Interest expense	(1,789,317)	(644,226)	(3,904,657)	(644,226)
Total other income (expense)	(1,783,252)	(643,022)	(3,894,955)	(632,077)

Net loss	$ (3,399,346)	$ (3,289,729)	$(10,114,040)	$ (7,489,496)

Net loss per common share:
Basic and diluted	$ (0.09)	$ (0.10)	$ (0.28)	$ (0.22)

Weighted average number of common shares used in computing basic and diluted net loss per share
	39,614,745	34,402,601	36,012,207	33,719,484

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,114,040)	$ (7,489,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	354,680	440,895
Stock-based compensation expense	956,379	670,897
Amortization of bridge notes and debentures discounts	2,428,980	155,668
Fair value adjustments for warrants liabilities and other derivative instruments	1,152,483	-
Other noncash interest expense	18,002	468,266
Noncash classification adjustment to paid-in capital	27,750	100
Impairment of acquired intangible assets	1,125,122	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	50,494	(20,119)
Decrease (increase) in other current assets	(2,692)	65,783
Decrease (increase) in prepaid expenses	(81,733)	140,284
Decrease (increase) in other noncurrent assets	9,375	-
Increase (decrease) in accounts payable	(302,219)	446,238
Increase (decrease) in accrued expenses	(46,585)	607,966
Increase (decrease) in deferred revenue	(12,276)	(3,055)
Net cash flows used in operating activities	(4,436,280)	(4,516,573)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(7,226)	(131,933)
Investment in patents	(31,181)	(138,550)
Net cash flows used in investing activities	(38,407)	(270,483)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	2,340,000	821,208
Proceeds from exercise of employee stock options	134,000	300,000
Proceeds from exercise of stock warrants	725,585	-
Proceeds (reduction) from short-term note payable, related parties	(100,000)	200,000
Proceeds (reduction) from short-term convertible notes	(800,000)	1,100,000
Proceeds from debenture financing, net	2,333,293	-
Net cash flows provided by financing activities	4,632,878	2,421,208

Effect of exchange rate changes on cash and cash equivalents	(3,420)	(9,005)

Net increase (decrease) in cash and cash equivalents	154,771	(2,374,853)

Cash and cash equivalents at beginning of the year	737,423	2,441,393

Cash and cash equivalents at end of period	$ 892,194	$ 66,540

Supplemental disclosure of cash flow information:
Remeasurement of common stock subject to repurchase	$ 37,088	$ 346,342
Reclassification of common stock previously subject to repurchase	61,334	177,055
Conversion of bridge notes to common stock	327,750	-
Conversion of convertible debentures o common stock	1,446,795	-
Cashless exercise of common stock purchase warrants	-	6

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

Under the guidelines of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” public companies that are required, or that could be required, to deliver shares of its common stock as part of a physical settlement or a net-share settlement, under a freestanding financial instrument, are required to initially measure the contract at fair value (or allocate on a fair value basis if issued as part of a debt financing), and report the value in permanent equity.  However, in certain circumstances (e.g. the Company cannot ascertain whether sufficient authorized shares exist to settle the contract), permanent equity classification should be reassessed.  The classification of the contract as permanent equity should be reassessed at each balance sheet date, and if necessary, reclassified as a liability on the date of the event causing the reclassification.  If a reclassification occurs from permanent equity to a liability, the fair value of the financial instrument should be removed from permanent equity as an adjustment to stockholders’ equity.  Any portion of the contract that could be net-share settled as of the balance sheet date would remain classified in permanent equity.  Subsequent to the initial reclassification event, changes in fair value of the instrument are charged to expense until the conditions giving rise to the reclassification are resolved.  When a company has more than one contract subject to reclassification, it must determine a method of reclassification that is systematic, rational, and consistently applied.  The Company has elected to adopt a reclassification policy that reclassifies contracts with the latest inception date first.  To the extent that changes in fair value of the equity instruments relate to prior and current financings since November 8, 2006, the increase or decrease in the fair value of the warrants is charged or credited to interest expense. To the extent the equity instruments relate to other transactions (e.g. consulting expense), the increases or decreases are charged or credit based on the nature of the transaction.

Geographic and Segment Information

The Company operates in North and South America, and Europe.  In general, revenues are attributed to the geographic area in which the contract originates, as follows.

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Net Revenues:
The Americas:
Software licenses	$ 24,000	$ -	$ 120,000	$ 204,799
Maintenance and support	6,948	1,000	14,901	55,936
Hardware and related	-	-	-	16,785
The Americas	30,948	1,000	134,901	277,520

United Kingdom:
Software licenses	-	-	-	-
Maintenance and support	12,830	50,197	103,284	157,202
Hardware and related	-	-	-	-
United Kingdom	12,830	50,197	103,284	157,202
Total Net Revenues	$ 43,778	$ 51,197	$ 238,185	$ 435,772

Long-Lived Assets, Net:
Corporate			$ -	$1,319,340
North America			1,278,012	1,011,306
United Kingdom			20,083	156,430
Total			$1,298,095	$2,487,076

Long-lived assets consist of other noncurrent assets, patents, software, and property and equipment.  During the nine-month period ended September 30, 2006, the corporate assets represented those assets generating software license revenue in the Americas and the United Kingdom.

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

On July 27, 2004, the Company completed the acquisition of Wise Systems Ltd.  This transaction has been accounted for as a business combination.  The purchase price for these assets and liabilities assumed has been allocated to acquired intangible assets (software) and goodwill. As explained more fully below, in conjunction with its net realizable value analysis required by SFAS No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” during June 2007, the Company determined that its entire investment in Wise Systems was impaired.  This was based on the Company’s determination that the carrying amount of these assets, as reflected on the Company’s consolidated balance sheet, exceeded its projected net realizable value; accordingly, the Company wrote-off the remaining unamortized acquired intangible assets (software) and goodwill totaling $1,125,122.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)) “Share-Based Payment.” SFAS 123R requires all share-based payments to employees, or to non-employee directors as compensation for service on the Board of Directors, to be recognized as compensation expense in the consolidated financial statements based on the estimated fair values of such payments. The Company maintains shareholder approved stock-based compensation plans, pursuant to which it grants stock-based compensation to its employees, consultants, and to non-employee directors for Board service.  These grants are in the form of options that allow a grantee to purchase a fixed number of shares of the Company’s common stock at a fixed exercise price equal to the quoted market price (or 110% thereof for qualified options issued to a holder of 5% or greater beneficial ownership) of the shares at the date of the grant (“qualified stock option grants”) as well as nonqualified stock option grants to certain executive officers, non-employee directors and consultants.  The options may vest on a single date or over a period of time, but normally they do not vest unless the grantee is still employed by, or a director of, the Company on the vesting date.  The compensation expense for these grants will be recognized over the requisite service period, which is typically the period over which the stock-based compensation awards vest.  In anticipation of implementation of SFAS 123R, the Company accelerated the vesting of the outstanding options in December 2005, prior to adopting SFAS 123R.  In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107), which provides guidance on the implementation of SFAS 123R.  The Company applied the guidance in SAB 107 in conjunction with its adoption of SFAS 123R.

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

In accordance with SFAS 123R, the Company recognized for the three and nine-month periods ended September 30, 2007, stock option related compensation expense for employees and non-employee members of the Board of Directors of $252,213 and $759,906, respectively, and stock-based compensation expense for consultants for the same periods of approximately $24,825 and $196,473, respectively.  All options granted in the nine-month period ended September 30, 2007 were at fair value, and the related compensation expense is recognized on a straight-line basis over the service period to vesting of each grant, net of estimated forfeitures.  The Company’s estimated forfeiture rates are based on its historical experience within separate groups of employees.  The estimated fair value of the options granted during 2007 and prior years was calculated using a Black-Scholes Merton option pricing model (Black-Scholes model).  The following summarizes the assumptions used in the Black-Scholes model as applied for 2007:

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

(4)

The expected term of stock option awards granted is derived from historical exercise experience under the Company’s stock option plan and represents the period of time that stock option awards granted are expected to be outstanding.  The expected term assumption incorporates the contractual term of an option grant, which is ten years, as well as the vesting period of an award, which, generally, vests pro rata over two years.

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

The following is a summary of the Company’s stock-based compensation for the nine-month period ended September 30, 2007 issued to employees and non-employee Board of Directors.

Fiscal Year and Activity	Weighted- Average Exercise Price	Number of Options

Outstanding December 31, 2006	$1.71	4,151,100

2007 activity
Granted at fair value ($0.78 - $0.90)	0.82	2,547,667
Exercised ($0.50)	0.50	(268,000)
Cancelled ($0.82 - $3.65)	1.20	(444,167)
Outstanding September 30, 2007	$1.43	5,986,600

At September 30, 2007, the number of shares of common stock reserved for future issuance of stock options was 22,475,400.

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

(3)

Financial Condition and Going Concern Uncertainties

As of September 30, 2007, the Company’s revenue generating activities have not produced sufficient funds for profitable operations and the Company has incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financial requirements, raise additional financing on acceptable terms to the Company, and the success of its future operations.

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

The Company’s independent registered public accounting firm’s reports on the consolidated financial statements included in the annual reports on Form 10-K for the years ended December 31, 2005 and 2006, contained an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about the Company’s ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become a stockholder of the Company.

The Company’s ability to continue as a going concern and meet its obligations as they come due is dependent upon its ability to raise additional financing and/or generate revenues from operations sufficient to meet all obligations.  During the period of January 1, 2007 through September 30, 2007, the Company raised $134,000 from the exercise of employee stock options, received gross proceeds of $764,534 (net proceeds of $725,585 after payment of sales commissions to a broker and bank fees) from the exercise of common stock purchase warrants, received gross proceeds of $2,350,000 (net proceeds of $2,340,000 after payment of sales commissions to a broker) from the issuance of common stock and warrants in a private placement offering, and completed the second closing of its Series A Debenture and Series D Warrant financing.  Gross proceeds from the second closing were $2,575,000, with net proceeds of $2,333,293 (after payment of sales commissions to a broker and related transaction costs).  In addition, the Company repaid: (i) $100,000 in principal repayment to Mr. Trudnak, the Company’s Chief Executive Officer, towards his outstanding non-interest bearing loans, with the remaining net outstanding being $202,000, and (ii) $800,000 in principal repayment to a bridge note holder.

Management believes that the cash balance of $892,194 at September 30, 2007, collections during the fourth quarter of 2007 from outstanding receivables of $58,610, to be sufficient to fund the Company’s operations, absent any cash flow from operations, until approximately the end of 2007.  The Company is currently spending approximately $475,000 per month on operations and the continued research and development of our 3i technologies and products.  Although there can be no assurance, management believes that with a cash balance of $892,194 as of September 30, 2007, that the Company may require additional financing of up to approximately $4,700,000, to fund the Company’s existing operations through September 30, 2008.  This represents the approach that the Company may not be able to generate sufficient operating cash flow to fund its operations, and that the Company may be required to raise additional equity or debt financing, or obtain bank or other borrowings to support ongoing operations.  Currently, the Company is in discussions with an investment banking firm regarding obtaining additional financing from a debt or equity offering, including from the exercise of outstanding warrants issued to investors in prior offerings.   We are also seeking research grant funding from certain parties in connection with the development of our Medical CAD product. There can be no assurances that the Company will be successful in its efforts to raise additional equity or debt financing through such investment bank or otherwise, obtain any bank or other borrowings on terms satisfactory to the Company, or secure any grant funding.

During the nine months ended September 30, 2007, the Company’s total stockholders’ deficit increased by $5,831,899 to $8,831,199.  Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, the Company’s deepening insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

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

Acquisition of Certain Assets of Difference Engines and Restatement

On October 23, 2003, the Company entered into an agreement with Difference Engines Corporation (Difference Engines), a Maryland corporation, pursuant to which Guardian agreed to purchase certain intellectual property (IP) owned by Difference Engines, including but not limited to certain compression software technology, described as Difference Engine’s Visual Internet Applications or DEVision, as well as title and interest in the use of the name and the copyright of Difference Engines.

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

During the nine-month period ended September 30, 2007, the temporary equity account was decreased and the permanent equity account increased by $37,088, for the change in the estimated redemption value of the outstanding shares held by the shareholders of Difference Engines Corporation. Also, the Company reclassified from temporary equity to permanent equity, the redemption value of $61,334, due to the sale of Guardian stock held by the shareholders of Difference Engines Corporation.

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

The Company acquired intangible assets from Wise Systems consisting of healthcare-related software technology (FlowPoint) valued at $2,264,630 and goodwill of $119,191 during the year ended December 31, 2004.  During the second quarter of 2007, management reached a decision to change its go-forward healthcare strategy.  The Company no longer intends to aggressively market its FlowPoint product and will focus all of its energy and attention to the development of healthcare imaging products built on its “Signature Mapping” technology.  Therefore, management tested the Wise Systems intangible assets for impairment and concluded, based on the net present value of projected cash flows, that the carrying value of the acquired intangible assets exceeds their estimated net realizable value.  During the second quarter ended June 30, 2007, the Company recognized an asset impairment write off of $1,125,122.

During the nine-month period ended September 30, 2007, the Company capitalized $31,181 of patent acquisition costs.  Amortization expense for intangibles with finite lives amounted to $258,995 for the nine month period ended September 30, 2007, and $338,470 for the nine month period ended September 30, 2006.

September 30, 2007
	Gross Cost	Accumulated Amortization	Net Book Value

Intangibles with indefinite lives:
Goodwill	$ -	$ -	$ -

Intangibles with finite lives:
Software technology	$ 213,616	$ 207,630	$ 5,986
Patent acquisition costs	345,468	30,518	314,950
	$ 559,084	$ 238,148	$ 320,936

(6)

Stockholders’ Equity

Common Stock Issued

On January 10, 2007, the Company issued 54,694 shares of common stock as compensation for public relations services previously rendered and recorded an expense, in full, $38,067 for the fair value of the stock.  Common stock was increased by $55 for the par value of the shares and $38,012 to paid-in capital.

During May of 2007, investors exercised certain warrants to purchase common stock that resulted in the issuance of 160,000 shares of common stock for cash proceeds to the Company of $120,000.  Common stock was increased by $160 for the par value of the shares and $119,840 to paid-in capital.

During June of 2007, in accordance with the original terms of the Company’s outstanding convertible notes, certain bridge note holders converted notes to 300,000 shares of common stock.  Common stock was increased by $300 for the par value of the shares and paid-in capital was increased by $327,750.  In connection with the conversion of these notes and payment of $600,000 on another convertible note, the fair value of the derivative instrument related to the embedded conversion feature was decreased by approximately by $383,135, and resulted in a corresponding decrease in interest expense for the quarter ended June 30, 2007.

On July 10, 2007, an investor exercised 864,798 Series D Common Stock Purchase Warrants to purchase an aggregate of 864,798 shares of common stock for gross proceeds to the Company of $644,534.  After payment of $38,949 for bank fees and commissions to Midtown Partners & Co., LLC, the Company realized net proceeds of approximately $605,585.  In connection with the warrant exercise and as an inducement for such exercise, the Company issued to the investor 864,798 Class E Common Stock Purchase Warrants to purchase an aggregate of 864,798 shares of common stock, exercisable at a price of $1.17 per share during a term of five years from the date of issuance, and containing certain piggy-back registration rights and other customary provisions.  Also, the Company issued to Midtown Partners & Co., LLC as compensation, 47,564 Class E Common Purchase Warrants to purchase an aggregate of 47,564 shares of common stock, upon the same terms as issued to the investor.  Because of the reset provision of the Series A 10% Senior Convertible Debenture, the Company cannot ascertain whether sufficient authorized shares exist to settle the contract, the warrants are classified as a liability. The fair value of the warrants on the date of issuance was $839,373. The fair value of the warrants decreased $337,574 from the date of issuance to the balance sheet date, resulting in the fair value as of the balance sheet date of $501,799.  Therefore, for this inducement, net interest expense of $501,799 was recorded for the quarter ended September 30, 2007.

Effective July 19, 2007, the Company entered into a consulting agreement with Medical Imaging Informatics pursuant to which it agreed to issue an aggregate of 39,604 shares of common stock to Dr. H.K. Huang.  The shares were issued following the effectiveness of a registration statement on Form S-8 that registered the shares under the Securities Act of 1933, as amended.  The Form S-8 was filed with the Securities and Exchange Commission on September 14, 2007.  The shares were issued as compensation for services to be rendered under the agreement.  The Company will record consulting expense over the six-month service period in accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  As a result, consulting expense of $44,356 was recorded during the quarter ended September 30, 2007.

On July 27, 2007, as previously disclosed, under the purchase agreement related to the Company’s acquisition of Wise Systems, the 35,579 shares held in escrow for the third and final performance period were forfeited due to Wise System’s not achieving specific performance objectives.

On August 6, 2007, the Company closed on an equity financing transaction for gross proceeds to the Company of approximately $2,950,000, of which $600,000 is due within 10 days upon execution of an agreement by Guardian with an investment bank related to a financing.  As a result of the contingency, no subscription receivable was recorded as of the balance sheet date.

Under the terms of the financing, the Company received aggregate proceeds of $2,350,000 ($2,340,000 net of broker commissions) from six investors and issued an aggregate of: (i) 2,937,500 shares of common stock; (ii) 2,937,500 Class F Common Stock Purchase Warrants exercisable at a price of $0.80 per share, expiring thirty-six months from the date of issuance, and containing a cashless exercise provision and other customary provisions; and (iii) 2,937,500 Class G Common Stock Purchase Warrants exercisable at a price of $1.75 per share, expiring sixty months from the date of issuance, redeemable when the Company’s closing bid or sale price of its common stock exceeds $5.00 per share for ten (10) consecutive trading days, and containing other customary provisions. Because of the reset provision of the Series A 10% Senior Convertible Debentures previously described, the Company cannot ascertain whether sufficient authorized shares exist to settle the contract, the warrants are classified as a liability. As the $3,642,500 fair value of the warrants on the date of issuance exceeded the net proceeds from the financing transaction, the entire amount of the net proceeds was allocated to the warrants. The excess fair value of the warrants over the net proceeds, representing approximately $1,302,500, was charged to earnings immediately as interest expense. The fair value of the warrants decreased $705,000 from the date of issuance to the balance sheet date.  The change in fair value was recorded as a decrease in interest expense for the quarter ended September 30, 2007. The fair value of the warrants, as measured at the balance sheet date, is $2,937,500.

On September 12, 2007, the Company issued 48,163 shares of common stock as compensation for legal services previously rendered and recorded as an expense in prior periods of approximately $55,573.  The fair value of the stock on the date of issuance was approximately $36,122.  Common stock was increased by approximately $48 for the par value of the shares, $36,074 was recorded to paid-in capital, and the difference of $19,451 was credited to legal expense in the month.

During the first nine months of 2007, employees of the Company exercised 268,000 stock options that resulted in the issuance of 268,000 shares of common stock for cash proceeds to the Company of $134,000.  Common stock was increased by $268 for the par value of the shares and $133,732 to paid-in capital.

During the first nine months of 2007, in accordance with the terms of the Company’s outstanding Series A Debentures, certain debenture holders converted approximately $1,446,795 in principal amount of such debentures into an aggregate of 1,901,934 shares of common stock.  Common stock was increased by approximately $1,902 for the par value of the shares and paid-in capital was increased by $1,444,893.  In connection with this conversion, the fair value of the derivative instrument related to the embedded conversion feature was decreased, and the related unamortized discounts for the debenture and deferred financing costs were reduced, resulting in a net interest expense charge of $246,430.

Common Stock Warrants Issued

The Company entered into the following contracts that are indexed to and settled in the Company’s stock.  Such contracts would normally be measured at fair value and reported in permanent equity.  Due to the price reset provisions of the Series A 10% Senior Convertible Debentures issued in November 2006 and April 2007, the number of the Company’s authorized but unissued shares of common stock may be insufficient to satisfy the maximum number of shares that could be required to net-share settle the following contracts:

On April 20, 2007, the Company issued an aggregate of 243,666 warrants to purchase the Company’s common stock to a bridge note holder upon repayment of the bridge note and interest.  The warrants are exercisable at a price of $1.60 per share and expire in April 2009. Because of the reset provision of the Series A 10% Senior Convertible Debenture, the Company cannot ascertain whether it has sufficient authorized shares of common stock to settle the contract, the warrants are classified as a liability.  The fair value of the warrants on the date of issuance was $116,960. The fair value of the warrants decreased $46,297 from the date of issuance to the balance sheet date, resulting in the fair value as of the balance sheet date of $70,663.  Changes in fair value from the date of issuance were recorded as a corresponding decrease in interest expense.

On May 8, 2007, the Company issued to a public relations consultant 750,000 warrants to purchase our common stock at an exercise price of $0.80.  The warrants were issued for consulting services.  Because of the reset provision of the Series A 10% Senior Convertible Debenture, the Company cannot ascertain whether it has sufficient authorized shares of common stock to settle the contract, the warrants are classified as a liability. The fair value of the warrants on the date of issuance was $570,000 and is being amortized as consulting expense over the consulting period of May through November 2007.  The fair value of the warrants decreased $262,500 from the date of issuance to the balance sheet date, resulting in the fair value as of the balance sheet date of $307,500. Changes in fair value from the date of inception of the contract are recorded as a corresponding decrease in consulting expense.

During May 2007, the Company issued an aggregate of 324,061 warrants to two accredited investors to purchase our common stock at an exercise price of $0.75.  Because of the reset provision of the Series A 10% Senior Convertible Debenture, the Company cannot ascertain whether sufficient authorized shares of common stock exist to settle the contract, the warrants are classified as a liability.  The fair value of the warrants on the date of issuance was $241,728. The fair value of the warrants decreased $116,544 from the date of issuance to the balance sheet date, resulting in the fair value as of the balance sheet date of $125,184.  Changes in fair value from the date of issuance were recorded as a corresponding decrease in interest expense.

The Company has issued warrants as compensation to its noteholders, placement agent and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.  The table below shows by category, the warrants issued and outstanding at September 30, 2007.

Common Stock Purchase Warrants	Number of Warrants Granted and Outstanding	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Placement agent	21,800	November 24, 2003	$ 1.95	November 24, 2008
	234,817	May 14, 2004	1.92	May 13, 2009
	239,745	May 14, 2004	1.95	May 13, 2009
	10,000	July 13, 2005	2.00	December 31, 2008
	14,000	July 13, 2005	2.00	December 31, 2008
	92,500	July 13, 2005	2.60	July 12, 2010
	48,000	April 15, 2005	3.00	August 15, 2010
	311,760	November 8, 2006 (1)	0.75	November 8, 2011
	47,564	July 10, 2007	1.17	July 9, 2012
	1,020,186

Bridge noteholders	142,652	December 19, 2003	0.75	December 31, 2008
	53,334	April 28, 2004	0.75	December 31, 2008
	600,000	August 14, 2006	1.60	August 13, 2008
	200,000	September 7, 2006	1.60	September 6, 2008
	3,588,911	November 8, 2006 (1)	0.75	November 8, 2011
	243,666	April 20, 2007	1.60	April 19, 2009
	4,828,563

Private placement investors	65,000	February 26, 2004	$ 2.65	February 25, 2009
	11,720	May 20, 2006	3.00	May 20, 2008
	8,000	May 24, 2006	0.75	December 31, 2008
	35,000	May 25, 2006	3.00	May 25, 2008
	5,000	May 31, 2006	3.00	May 31, 2008
	7,813	July 3, 2006	3.00	July 3, 2008
	10,000	July 7, 2006	3.00	July 7, 2008
	120,075	July 10, 2006	0.75	December 31, 2008
	7,031	July 14, 2006	3.00	July 14, 2008
	864,798	July 10, 2007	1.10	July 9, 2012
	2,937,500	August 6, 2007	0.80	August 5, 2010
	2,937,500	August 6, 2007	1.75	August 5, 2010
	7,009,437

Consultants	217,500	May 19, 2004	5.00	May 19, 2008
	50,000	February 15, 2006	3.00	February 15, 2009
	40,000	February 15, 2006	6.00	February 15, 2009
	35,000	February 15, 2006	9.00	February 15, 2009
	750,000	May 8, 2007	0.80	May 8, 2009
	1,092,500

Total Warrants Issued and Outstanding	13,950,686

(1)  On May 18, 2007, the warrant exercise price of outstanding Series D Warrants was reset to a price of $0.7453 per common share.

Additional Stockholders’ Equity Activity

During 2007, the Company remeasured the fair value of equity instruments (outstanding common shares, options and warrants) issued pursuant to consulting agreements, which had been previously issued.  The Company accordingly recorded a net adjustment for the current year of approximately $19,135 by decreasing additional paid-in capital account and increasing additional paid-in capital contra account deferred stock compensation.

During 2007, the Company remeasured the redemption value of outstanding common shares subject to repurchase, which were previously issued in the December 19, 2003 Difference Engine asset purchase.  The Company recorded a net adjustment for the current year of $37,088 by decreasing temporary equity and increasing permanent equity.

During Fiscal 2007, the Company reclassified from temporary equity to permanent equity, the redemption value of $61,334, due to the sale of Guardian stock held by the shareholders of Difference Engines Corporation.

(7)

Legal Proceedings

In August, 2004, the Company became a defendant in a lawsuit in Minnesota state court entitled VisualGold v. Thomas E. Ramsay, Nancy Goetzinger and Guardian Technologies International, Inc. VisualGold alleged that the Company tortiously interfered with its contracts and prospective economic advantage by engaging a past employee of VisualGold's and that the past employee had transferred certain of its trade secrets to the Company. The Company strenuously denied the allegations. The Company has instead asserted counterclaims against VisualGold and other third parties for misappropriation of the Company's own trade secrets. In October 2004, the state court judge denied VisualGold's motion for a temporary injunction against the Company in all regards. In August, 2005, the state court imposed a stay of all proceedings in the case, pending the final determinations of:  the level of classification for Company's proprietary documents and materials, and whether VisualGold could have access to certain of the Company's information.  There was on January 31, 2006, an initial determination by the U.S. Government's Department of Homeland Security that the Company's source code was deemed to be Sensitive Security Information (“SSI”) that could not be disclosed or used in the suit. The TSA has issued a series of Final Orders determining the SSI status of certain of Guardian’s proprietary materials, and VisualGold has appealed those SSI determinations in the appropriate federal appeals court. The discovery stay was later lifted, and the state court proceedings proceeded. However, based on VisualGold’s failure to respond to a court order to engage counsel to proceed with the case, the Court issued an order of dismissal of VisualGold's claims with prejudice and entry of a judgment on October 18, 2007.  Based on the advice of counsel, the Company has always believed that all of the plaintiff's claims made against the Company are without any substantive merit.  Unless an appeal or other relief from the October 18, 2007, judgment is obtained, the litigation is considered to be concluded in the Company's favor. In view of the plaintiffs’ claims, the nature of its business and the TSA's determinations regarding the SSI status of the Pinpoint software and development materials, management believes, based upon the advice of counsel, that it is unlikely plaintiffs will appeal the October 18th judgment. Although there can be no assurance, management of the Company does not believe that the likely resolution of this lawsuit, therefore, will have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

(8)

Subsequent Events

On October 21 2007, an investor exercised 60,000 warrants to purchase common stock that resulted in the issuance of 60,000 shares of common stock for cash proceeds to the Company of $45,000.  Common stock was increased by $60 for the par value of the shares and $44,940 to paid-in capital.  The funds were received in August 2007, and are thereby reflected in the Company’s cash and cash equivalents as of September 30, 2007.  The same investor also submitted in October 2007 an additional request to exercise of 60,075 warrants for 60,075 shares of common stock.  The $45,056 funds for the additional exercise are expected to be received in November, 2007.

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

We offer two principal products that we are developing to market and license to our customers:

Aviation/Homeland Security Technology Solution – PinPoint™

The PinPoint™ product is an “intelligent imaging informatics” (3i™) technology for the detection of guns, explosives, and other threat items contained in baggage in the airport environment or for building security applications.  PinPoint can identify threat items, notify screeners of the existence of threat items, and speed the security process by eliminating unnecessary baggage checks, provide the screener with an instantaneous second opinion, and reduce processing time spent on false positives (baggage selected for security review that contains no threat items).  We market and seek to license the PinPoint™ product primarily to the United States Transportation Services Administration (TSA) for use in airports, the Federal Protection Services for use in federal buildings and to foreign governments and airport authorities. We compete with manufacturers of baggage screening, luggage and large parcel screening, people screening for weapons and explosive detection, container and vehicle screening, and cargo screening equipment and certain software companies and academic institutions that are developing solutions to detect threat items.  It is also our intent to distribute the product through these manufacturers.

As the global “Homeland Security” marketplace continues to supply more effective next generation terror mitigation technologies, a much greater amount of funding will flow to procurement of technologies and less for labor. Homeland Security Research Corp.’s analysis, the “2006 – 2015 Homeland Security & Homeland Defense Global Market” forecasts that this trend is expected to lead to a tripling of the global Homeland Security market ($60B in 2006 to $180B in 2015), while the global Homeland Security expenditures (the total amount of money allocated) is expected to double.

Information regarding the amount of the TSA’s annual budget allocated for the purchase of software solutions that are able to detect threat items at US airports and other similar facilities, such as PinPoint™, is not readily discernible from publicly available information or independent research reports. However, we estimate, based upon information derived from the FY 2006 and requested FY 2007 United States Department of Homeland Security (DHS) budget, that the DHS budget allocation for FY 2006 for software solutions that are able to detect threat items at U.S. airports and other facilities, such as PinPoint™, was approximately .77% of the DHS’ $41.1B budget, and that the budget allocation for the proposed FY 2007 DHS budget will be approximately 2.25%.  In addition, we estimate that the worldwide market for solutions such as PinPoint™ is approximately twice the United States’ Homeland Security budget.

The market for contraband detection systems is anticipated to become intensely competitive and many of our competitors are better capitalized and have greater marketing and other resources than Guardian.  To date, we have not received any revenues from the licensing of our PinPoint™ aviation product.  PinPoint™ continues to be developed to address the market for contraband detection. The extended alpha version working model of PinPoint™ has been tested successfully at live carry-on baggage checkpoints in three international airports from the fourth quarter of 2005 through the date of this report. Integration within currently deployed manufacturers’ scanning equipment is a requisite to anticipated sales, and is considered a significant development risk.

Currently, there are limited standards within the aviation security marketplace for the testing and validation of software technology solutions. The marketplace places a premium on the newest innovations in hardware technology, but fails to grasp how a threat detection software solution could possibly succeed.  Because of that misconception, the marketplace currently has limited standards for the certification of aviation security products other than bulk explosives detection systems and explosives trace detectors, or ETD, which have been developed around chemical analysis and not image analysis.  Our challenge with the PinPoint™ product is to assist in the establishment of the testing and certification standards, to validate through independent parties the efficacy of PinPoint™ as an automated threat detection solution, and to convince the appropriate governmental authorities to commit financial resources to purchase PinPoint™.

Our initial action to meet the challenge was the execution of a Teaming Agreement with Lockheed Martin Systems Integration, which was executed in December 2004, and expires in December of 2007.  Through our joint efforts, we have been able to establish the necessary testing standards and methods. While it remains to be seen if our efforts will result in a TSA certification, we have made material strides in the development of PinPoint™, the accumulation of a large database of threat and non-threat images, and in the documentation of testing procedures and results.

On August 8, 2007, we extended for a six (6) month period the Cooperative Research and Development Agreement (CRDA) that was initially signed on August 18, 2006 with the United States Department of Homeland Security Science and Technology Directorate, for testing and validation of the PinPoint™ product capabilities at the Transportation Security Labs (TSL).  The project began on September 5, 2006 for explosive image collection, which is being followed by refinement of the development and testing of PinPoint™.  Also, through the date of this filing, the Company has completed the third phase of the CRDA process with the US Department of Homeland Security.  While TSA certification is not absolutely essential to the acceptance of Guardian’s PinPoint™ product, we believe that having TSA certification and a business relationship with the TSA is important to our strategic growth plans, as the relationship represents an important opportunity to obtain contracts for the licensing of our baggage scanning applications and for future aviation and transportation security applications and solutions that we develop or enhance. However, significant development risks still exist for adapting the PinPoint product to various types of scanning equipment in different countries.

As of the date of this filing, the Company has applied for ten export licenses for our PinPoint™ product and was granted those licenses by the United States Department of Commerce.  An export license granted in March 2007, positioned Guardian for the final phase of the Russian Federation certification process.  As a result, in June 2007, the Company completed the necessary laboratory study by an accredited Russian laboratory, which will provide a full report to the Russian Federation representing the final step in the certification process.  Also, in June 2007, the Company received an order for one license of the PinPoint™ product to be used by the National Bodyguard Association of Russia (NAST), which currently provides training to security screeners for the Russian Federation, will train its employees and demonstrate PinPoint’s™ capabilities to potential customers in Russia, Southeast Asia, the Middle East, and the Commonwealth of Independent States.  The export license to sell PinPoint™ to NAST was approved by the US Department of Commerce on September 12, 2007.

In January, 2007, the Company performed an initial successful Proof of Concept test in Madrid, Spain.  Working with TEDAX, the national bomb technicians’ organization of the Spanish Government, the Company returned to Madrid on October 8, 2007 and collected images of various configurations, artful concealments, and threat weights of specific explosives of interest to the Spanish Government.  Upon the development and integration of these specific detection algorithms, the Company expects to return to Madrid later in 2007 for the final live test of PinPoint™.

We are also pursuing an additional market opportunity using our 3i™ platform technology, adding to our detection family of products.  PinPoint nSight™ provides visualization enhancements that allow bomb technicians and investigators to assess the presence of explosives more rapidly and accurately using single-energy x-ray scanners.  The technology adds textural and color components to such images, helping bomb investigation technicians detect threats that would otherwise be unseen by the human eye. The PinPoint nSight™ product is currently being evaluated at the Federal Bureau of Investigation (FBI) Hazardous Device School at Redstone Arsenal, Alabama.  In May 2006, we entered into a Reseller Agreement with Logos Imaging LLC (Logos), a manufacturer of portable bomb scanning equipment, with regard to the distribution of PinPoint nSight™.  During the period of April through July 2007, we sold 10 licenses of our threat assessment software technology for bomb detection scanners, PinPoint nSight™, to Logos for $12,000 per license.

Management believes that international market acceptance of PinPoint™ as a viable threat detection solution will not only enhance our ability to sell worldwide, but it will open additional opportunities for the development of PinPoint™ as the “intelligent image” analysis solution for areas such as military target acquisition, satellite remote sensing, and additional opportunities within aviation security such as people portals and cargo scanning.  Additionally, we will seek support of the U.S. Congress and the equipment manufacturers through lobbying and other efforts.  We remain focused on the ongoing development of PinPoint™, particularly with respect to field test results.  This focus must be even sharper as we enter the pilot test arena where the duration of the pilot test, the conditions under which the pilot test is conducted, and the definition of success and failure will vary country-by-country. Market acceptance is a key to our future success.

Healthcare Technology Solution – Medical Computer Aided Detection (Medical CAD)

We are in the process of migrating and adopting our core “intelligent imaging informatics” (3i™) threat detection algorithms and its quantitative imaging capabilities for use in the diagnostic radiology imaging field.  The technology for this developmental project, called Signature Mapping, is a response-based reaction, which generates new groups of "self-classifying" pixels.  These self-classifying groups provide a set of signatures for each tissue or material.  The resulting "signature mapped" data enable the implementation of a set of imaging tools that are expected to provide new clinical approaches for medicine. These include image clarification and visualization, feature extraction, tissue characterization and quantification, disease detection, monitoring and staging.

We have been investigating the use of our technology in the following clinical applications: radiographic mammography, MRI mammography, neurological applications which include multiple sclerosis, acute intracranial hemorrhage and the evaluation of normal pressure hydrocephalus; tuberculosis treatment monitoring, radiographic chest imaging and image clarification and sharpening for a musculoskeletal MRI imaging.  Imaging studies have also focused on the use of its technology with specific diagnostic imaging modalities, which have included digital radiography, CT, MRI and high resolution scanned film applications.  We have filed a patent application with regard to our Signature Mapping™ (SM) technology for tissue characterization and advanced visualization and image analysis.

While there can be no assurance that our efforts will result in a product based upon our Signature Mapping™ technology that we may be able to market and sell to the medical industry in the U.S. or overseas, we have made certain progress in the development of Signature Mapping™ during the year to date discussed below.  However, certain of the products we may develop may require us to obtain FDA approval for such product to enable us to sell such product in the U.S., or satisfy any comparable regulatory approval requirements overseas.  Further, our ability to develop any such product will depend, in part, on our ability to raise additional financing to continue such development or obtain applicable grant funding.  There can be no assurance we will be able to raise such additional financing or funding to continue our development efforts.

In September 2007, the Company purchased a software application called iCWorks from the Zion Company.  The radiographic image viewer application is being used to assist in the clinical evaluation process of the Company’s Signature Mapping project.

In July 2007, the Company completed an internal evaluation of its Signature Mapping™ medical radiology image analysis technology.  This was accomplished by using a clinical mammography image database from the University of South Florida called, the Digital Database for Screening Mammography (DDSM). This database is a resource used by the mammographic image analysis research community.  Initial results with Signature Mapping™ produced a detection of breast cancer of over 97% while also minimizing the number of false positives.

Also, in July 2007, we entered into an agreement with the Medical Imaging and Informatics Laboratory (MI2) at the Keck School of Medicine, University of Southern California to conduct a multi-phase process to further clinically evaluate and validate, our Signature Mapping™ medical radiology imaging analysis solutions as applied to breast cancer detection.  Within the terms of this agreement, MI2 is performing a clinical study with five (5) radiologists to determine the performance improvements that are possible using Signature Mapping™ compared with their ability to detect cancer by looking only at the original mammogram X-rays.  Initial research, also conducted at the University of Southern California, found Signature Mapping™ to be effective at distinguishing and quantifying Multiple Sclerosis lesions, volumes of spinal fluid, and the presence of very small hemorrhages in the brain.

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

We have been marketing our FlowPoint products primarily to smaller hospitals and imaging centers in the United States and United Kingdom. The market for imaging and radiology technology in the U.S. is highly fragmented, and we face strong competition from other companies that are developing products that are expected to be competitive with our products (including large multinational solution providers and smaller companies).  We compete against certain emerging companies who offer segments of the integrated radiology solution through RIS and/or PACS systems.  As of the date of this report, we have three installations in the U.S, and four in the UK. There have been no new sales of our FlowPoint license in the current year and we discontinued active marketing of this product in June of 2007.  We may include portions of our FlowPoint product with other aspects of our Medical CAD software business activities.

Results of Operations

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

The following analysis reflects the consolidated condensed results of operations of Guardian Technologies International, Inc. and its subsidiaries.

Net Revenues.  Net revenues from product sales and annual maintenance fees decreased by $7,419, or 14.5%, to $43,778.  Two factors impacted the decrease in net revenue, as follows: (i) a net decrease in maintenance fees revenue for the current quarter of $31,419, with $37,367 of the decrease taking place in the United Kingdom, and an increase of $5,948 in the United States, and (ii) an increase in software license revenue for the current period of $24,000 compared to no software license revenue for the same period last year.

Cost of Sales.  Cost of sales for the quarter was $7,099 (16.2% of net revenue) compared to the same period last year of $136,392 (266.4% of net revenue), a decrease of $129,293, or 94.8%.  Cost of sales for the third quarter of 2006 included the fixed expense for the amortization of the Wise intangible asset for developed software of $115,609 (89.4% of the total decrease for the quarter).  No such amortization expense was incurred in the third quarter of 2007 as the intangible asset was fully impaired in the second period of 2007.  The decrease in other costs of $13,684 (10.6% of the total decrease for the third quarter of 2007) is due to lower equipment and labor costs as the Company received no FlowPoint software license revenue for the period.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the third quarter of 2007 decreased $908,739, or 35.5%, to $1,652,773, as compared to $2,561,512 for the three month period ended September 30, 2006.  The table below details the components of selling, general and administrative expenses, as well as the dollar and percentage changes for the three month period ended September 30.

	Three Months Ended September 30
	2007	2006	$ Change	% Change

Payroll and related costs	$532,676	$888,154	$(355,478)	(40.0)
Professional fees	322,932	540,071	(217,139)	(40.2)
Research and development costs	219,763	200,594	19,169	9.6
Insurance costs	47,546	110,508	(62,962)	(57.0)
Rent - building and equipment	77,531	79,491	(1,960)	(2.5)
Travel and related	34,416	63,552	(29,136)	(45.8)
Miscellaneous expenses	108,188	187,742	(79,554)	(42.4)
Depreciation and amortization	32,683	35,926	(3,243)	(9.0)
Stock-based compensation	277,038	455,474	(178,436)	(39.2)
Total	$1,652,773	$2,561,512	$(908,739)	(35.5)

Payroll and related costs, which includes salaries, commissions, taxes and benefits, decreased approximately $355,478 (40.0%) due to reduced employee staffing levels caused by personnel attrition and our decision not to replace such personnel.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees.  Professional fees decreased for the quarter ended September 30, 2007, compared to the same period in 2006 by approximately $217,139 (40.2%) due to:

(i) a decrease of $159,750 for general consultants, including $53,568 related to discontinuing specific marketing activities for our FlowPoint product, $87,451 for specific consulting activities in 2006 not carried forward into 2007, and $18,731 in reduced costs of other consulting activities; and (ii) a decrease in accounting and legal fees of $36,072 and $21,317, respectively.  During the third quarter of 2006, the Company incurred additional accounting and legal fees due to the restatement of the Company’s audited financial statements for the years ended December 31, 2003, and 2004, and unaudited interim financial statements during 2005 and related amendments to certain of the Company’s periodic reports filed with the SEC.  The Company filed such amended filings during the third quarter of 2006.  Such decrease in accounting and legal fees relates to the Company not incurring such additional fees in the third quarter of 2007.

Research and development costs increased for the quarter ended September 20, 2007 compared to the same quarter in 2006, by approximately $19,169 (9.6%). Research and development costs for PinPoint were $166,207 for the quarter ended September 30, 2007, compared to $200,594 for the same quarter last year.  The Medical Computer Aided Detection (Medical CAD) project was started during the fourth quarter of 2006.  Therefore, no costs were incurred in the third quarter of 2006 related to Medical CAD and the costs for the quarter ended September 30, 2007 were $53,556.

Insurance costs in the quarter ended September 30, 2007, were $47,546 compared to $110,508 in the same period in 2006, a decrease of $62,962 (57.0%).  The decrease is attributed to the cancellation of the aviation product liability insurance coverage during the fourth quarter of 2006, since the project was still in the development stage.  The Company expects to obtain insurance coverage for the PinPoint aviation product once the Company commences generating sales and in conjunction with other coverage as available from the various governmental agencies for terrorism activities.

Rent decreased by $1,960 (2.5%) to $77,531 in the quarter ended September 30, 2007, as compared to $79,491 for the same period in 2006, due to a reduction of office space at our Wise Systems location in September of 2006.

Miscellaneous expense decreased by $79,554 (42.4%) to $108,188 in the quarter ended September 30, 2007, as compared to $187,742 for the same period in 2006.  The decrease is related to a provision in the third quarter of 2006 for doubtful accounts versus no provision in the same quarter of 2007.

Travel and entertainment expense in selling, general, and administrative for the quarter ended September 30, 2007 of $34,416 compares to the same period for 2006 of $63,552, or a decrease of $29,136 (45.8%).  During the second half of 2006, the Company commenced building a distributor network to market and sell its products.  The decrease in travel and entertainment expense is due to the building of such distributor network, and a reduction in frequency of travel in all selling and administrative areas.

Depreciation and amortization expense in selling, general, and administrative for the quarter ended September 30, 2007 of $32,683 compares to the same period for 2006 of $35,926, or a decrease of $3,243 (9.0%).  The net reduction is due to the expiration of depreciation expense during the current quarter for 2004 acquired assets, and offset by additional expense for capital expenditures during the second half of 2006 for increased equipment for simulation requirements in meeting the Company’s expanded product development activities.

Stock-based compensation, which represents a non-cash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee directors, and consultants in lieu of cash compensation.  During the quarter ended September 30, 2007, the Company recognized an expense associated with employee stock option compensation of approximately $252,213 and approximately $24,825 of consultant stock option expense.  During the same quarterly period of 2006, the Company recognized stock-based compensation expense for employees of $331,837 and consultants of $123,637.  The decrease in stock-based compensation for employees and non-employee members of our Board of Directors of $79,624 (24.0%) represents the impact of accelerating, in the fourth quarter of 2005 the expense of key management and staff hiring incentives using stock options.  Therefore, no compensation expense of unvested options continued forward into fiscal 2006 and fiscal 2007.  Also, in January 2007, the Company granted stock options to all employees and non-employee members of our Board of Directors, resulting in additional expense over the two year vesting period beginning in January 2007.  The decrease in stock-based compensation expense for consultants of $98,812 (79.9%) reflects decreased usage of stock-based compensation versus cash compensation for consultants.

Employee stock option expense in 2006 and 2007 represents the amortization of the Black-Scholes fair value as outlined above in accordance with the use of Statement of Financial Accounting Standards No.123(R) (SFAS 123(R)) “Stock-Based Payment,” which was effective January 1, 2006.  SFAS 123(R) requires the recognition of all share-based payments to employees or to non-employee directors, as compensation for service on the Board of Directors, as compensation expense in the consolidated financial statements. The amount of compensation is measured based on the estimated fair values of such stock-based payments on their grant dates, and is amortized over the estimated service period to vesting.  Consulting expense for stock-based payments to consultants is based on the fair value of the stock-based compensation at inception and amortized over the estimated service period but, in accordance with EITF 96-18, is remeasured on each reporting date.

Other Income (Expense). Other expense of $1,783,252 includes interest income and interest expense.   Interest income for the current quarter of $6,065 is derived from interest bearing accounts.  The $4,861 (403.7%) increase from the same period last year is attributed to a higher average daily cash balance in interest bearing accounts during the current quarter of 2007.  This was the result of proceeds from the Company’s financing activities during the three month period ending September 30, 2007.

Interest expense of $1,789,317 includes: $3,250 for the August/September 2006 bridge notes that were outstanding during the period; $97,154 for accrued interest for the convertible debentures outstanding during the quarter; $926,067 for amortization of the fair value of the embedded conversion feature in the November 2006 and April 2007 warrants and debentures issued in conjunction with the Series A 10% Senior Convertible Debentures; $111,821 for amortization of deferred financing costs for the November 2006 and April 2007 convertible debenture financing; $2,923,602 for the fair value of warrants issued during the period; $123,615 in connection with the fair value adjustments to derivative instruments related to the conversions of notes and debentures for the quarter ended September 30, 2007, and offset by $2,396,192 for the revaluation of the derivative liabilities associated with the various financing transactions.

Net Loss and Net Loss per Share.  Net loss for the period ended September 30, 2007 was $3,399,346, compared to $3,289,729 in the period ended September 30, 2006, or an increased net loss of approximately $109,617 (3.4%).  Net loss per share for the third quarter of 2007 was $0.09 compared to $0.10 for the same period in 2006, based on the weighted average shares outstanding of 39,614,745 and 34,402,601 respectively.  The increased net loss for the quarter ended September 30, 2007 compared to the same quarter in 2006 arose from: (i) an increase in gross profit of $121,874 due to no amortization expense related to the Wise System intangible asset which had been fully impaired during the quarter ended June 30, 2007; (ii) a decrease in other operating expenses of $908,739; (iii) an increase in non-operating income(expense) of $1,140,230 for accrued interest expense on debt,  the amortization of debt discount for the November 2006 and April 2007 debentures and August/September 2006 convertible notes, the revaluation of the derivative liabilities for the debentures and convertible notes, fair value of warrants issued, adjustments to fair value of derivative liabilities related to the conversion of notes and debentures and related financing expenses.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

The following analysis reflects the consolidated condensed results of operations of Guardian Technologies International, Inc. and its subsidiaries.

Net Revenues.  Net revenues from product sales and annual maintenance fees decreased by $197,537, or 45.3%, to $238,185.  Three factors impact the reduction in net revenue.  They are: (i) a decrease in maintenance fee revenue during the current period of $95,953, $53,918 of which decrease taking place in the United Kingdom where customers are moving to the UK’s National Health System preferred RIS systems, and a decrease of $42,035 in the U.S. as we have made no new sales of our FlowPoint product; and (ii) a decrease in hardware sales of $16,785; and (iii) a net decrease in software license revenue of $84,799, or 41.4%.  The $84,799 decrease in software license revenue represents a reduction in FlowPoint sales of $204,799, offset partially by $120,000 of revenue for our PinPoint nSight product.

Cost of Sales.  Cost of sales for the nine months ended September 30, 2007 was $1,265,764 (531.4% of net revenue) compared to $536,872 (123.2% of net revenue) during the same period of 2006, an increase of approximately $728,892, or 135.8%.  Cost of sales for the period includes the impairment write-off of the Wise Systems’ acquired intangible asset for developed software of $998,247 in 2007, as well as amortization of the same Wise Systems’ intangible asset of $246,737 in 2007 compared to an amortization expense of $338,470 in 2006.  Other costs of $20,780 in 2007 as compared to $198,402 in 2006, or a decrease of $177,622 (89.5%), represents expenses for purchased equipment and supplies for customers, installation labor and travel costs.  The decrease in other costs arises from no FlowPoint software license revenue in the current period, and includes a decrease in cost of equipment of $92,664 (93.3%), a decrease in third party software and maintenance fees of $41,243 (92.0%), and a decrease in labor costs of 43,715 (80.1%).

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the nine months ended September 30, 2007, decreased $1,564,763 (23.2%) to $5,191,506 for 2007 as compared to $6,756,269 for the same period in fiscal 2006.  The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the nine month period ended September 30.

	Nine Months Ended September 30
	2007	2006	$ Change	% Change

Payroll and related costs	$1,905,330	$2,903,969	$(998,639)	(34.4)
Professional fees	829,991	1,398,444	(568,453)	(40.6)
Research and development costs	644,677	603,054	41,623	6.9
Insurance costs	110,663	313,187	(202,524)	(64.7)
Rent - building and equipment	214,053	236,917	(22,864)	(9.7)
Travel and related	102,154	184,365	(82,211)	(44.6)
Miscellaneous expenses	320,316	343,012	(22,696)	(6.6)
Depreciation and amortization	107,943	102,424	5,519	5.4
Stock-based compensation	956,379	670,897	285,482	42.6
Total	$5,191,506	$6,756,269	$(1,564,763)	(23.2)

Payroll and related costs, which includes salaries, commissions, taxes and benefits, decreased approximately $998,639 (34.4%) due to reduced employee staffing levels caused by personnel attrition and our decision not to replace such personnel.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees.  Professional fees decreased for the nine months ended September 30, 2007 versus the same period last year by approximately $568,453 (40.6%) due to: (i) a decrease of $334,347 for general consultants including $53,717 related to discontinuing specific marketing activities for our FlowPoint product, $225,099 for specific consulting activities in 2006 not carried forward into 2007, and $55,531 in reduced costs of other consulting activities; and (ii) a decrease in accounting and legal fees of $153,396 and $80,710, respectively.  During 2006, the Company incurred additional accounting and legal fees due to the restatement of the Company’s audited financial statements for the years ended December 31, 2003, and 2004, and unaudited interim financial statements during 2005 and related amendments to certain of the Company’s periodic reports filed with the SEC.  The Company filed such amended filings during the third quarter of 2006.  Such decrease in accounting and legal fees relates to the Company not incurring such additional fees in 2007.

Research and development costs increased for the nine months ended September 30, 2007, compared to the same period last year by approximately $41,623 (6.9%) due to efforts on the Medical Computer Aided Detection (Medical CAD) project.  The Medical CAD project was started during the fourth quarter of 2006.  Therefore, no costs were incurred in the same period for 2006.  Medical CAD costs for the nine months ended September 30, 2007 were $102,739.  Research and development costs for PinPoint were $541,938 for the nine months ended September 30, 2007 compared to $603,054 for the same period last year, for a decrease of approximately $61,116 or 10.1%.

Insurance costs in the nine months ended September 30, 2007, were $110,663 compared to $313,187 in the same period in 2006, a decrease of $202,524 (64.7%).  The decrease is attributed to the cancellation of the aviation product liability insurance coverage in November 2006, since the project was still in the development stage.  The Company expects to obtain insurance coverage for the PinPoint aviation product once the Company commences generating sales and in conjunction with other coverage as available from the various governmental agencies for terrorism activities.

Rent decreased by $22,864 (9.7%) to $214,053 in the first nine months of fiscal 2007, as compared to $236,917 for the same period in 2006, due to reduced office furniture rent initiated in December 2006, and a reduction of office space at our Wise Systems location in September 2006.

Travel and entertainment expense for the nine months ended September 30, 2007 of $102,154 compares to the same period for 2006 of $184,365, or a decrease of $82,211 (44.6%).  During the second half of 2006, the Company commenced building a distributor network to market and sell its products.  The decrease in travel and entertainment expense is due to the building of such distributor network, and a reduction in frequency of travel in all selling and administrative areas.

Miscellaneous expense decreased by $22,696 (6.6%) to $320,316 for the nine months ended September 30, 2007, as compared to $343,012 for the same period in 2006.  The decrease is related to a provision in the nine months of 2006 for doubtful accounts versus no provision in the same period in 2007.

Depreciation and amortization expense in selling, general, and administrative for the nine months ended September 30, 2007 of $107,943 compares to the same period for 2006 of $102,424, or an increase of $5,519 (5.4%).  The additional expense is due to capital expenditures during the second half of 2006 for increased equipment for simulation requirements in meeting the Company’s expanded product development activities, offset by the expiration of depreciation expense in the current quarter for 2004 acquired assets.

Stock-based compensation, which represents a non-cash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee directors, and consultants in lieu of cash compensation.  During the nine months ended September 30, 2007, the Company recognized an expense associated with employee stock option compensation of approximately $759,906 and approximately $196,473 of consulting expense.  During the same period of 2006, the Company recognized stock-based compensation expense for employees of $418,343 and consultants of $252,554.  The increase in stock-based compensation for employees and non-employee members of our Board of Directors of $341,563 (81.6%) represents the impact of accelerating in the fourth quarter of 2005 the expense of key management and staff hiring incentives using stock options.  Therefore, no compensation expense of unvested options continued forward into fiscal 2006 and 2007.  Also, in January 2007, the Company granted stock options to all employees and non-employee members of our Board of Directors, resulting in additional expense over the two year vesting period beginning in January 2007.  The decrease in stock-based compensation expense for consultants of $56,081 (22.2%) reflects decreased usage of stock-based compensation versus cash compensation for consultants.

Employee stock option expense in 2006 and 2007 represents the amortization of the Black-Scholes fair value as outlined above in accordance with the use of Statement of Financial Accounting Standards No.123(R) (SFAS 123(R)) “Stock-Based Payment,” which was effective January 1, 2006.  SFAS 123(R) requires the recognition of all share-based payments to employees or to non-employee directors, as compensation for service on the Board of Directors, as compensation expense in the consolidated financial statements. The amount of compensation is measured based on the estimated fair values of such stock-based payments on their grant dates, and is amortized over the estimated service period to vesting.  Consulting expense for stock-based payments to consultants is based on the fair value of the stock-based compensation at inception and amortized over the estimated service period but, in accordance with EITF 96-18, is remeasured on each reporting date.

Other Income (Expense). Other expense includes interest income, interest expense and other non-operating income.  Other expense for the nine months ended September 30, 2007 was $3,894,955 compared to $632,077 for the same period last year, for a net increase of $3,262,878 (516.3%).

Interest income for the current quarter of $9,702 is derived from interest bearing accounts.  The $2,447 (20.1%) decrease from the same period last year is attributed to a lower average daily cash balance in interest bearing accounts during the course of the nine months ended September 30, 2007.

Interest expense for the nine months ended September 30, 2007 was $3,934,962 compared to $644,226 for the same period last year, for an increase of $3,290,736 (510.8%).  The components of 2007 include: $58,817 for the August/September 2006 bridge notes that were outstanding during the period; $276,681 of interest for the convertible debentures outstanding during the period, of which $97,154 was accrued at September 30, 2007; $2,275,801 for amortization of the fair value of the embedded conversion feature in the November 2006 warrants and debentures issued in conjunction with the convertible debentures and $153,179 for amortization of the fair value of the embedded conversion feature in the August/September bridge note; $264,432 for amortization of deferred financing costs for the November 2006 and April 2007 convertible debenture financing; and $3,040,562 for the fair value of warrants issued during the period.  Interest expense was reduced by $246,430 in connection with the fair value adjustments to derivative instruments related to the conversions of bridge notes and debentures, and further reduced by $1,888,079 for the revaluation of the derivative liabilities associated with the financings.  The interest expense outlined above includes noncash elements of $3,611,672.  The noncash portion reflects the impact of the price reset provisions in the Series A 10% Senior Convertible Debenture.  As outlined above in the Notes to Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies”, the reset provision causes the determination that there are insufficient authorized shares to settle financing contracts, and the requirement that warrants be classified as a liability.  As such, the warrants are required to be remeasured at each balance sheet date, and the increase or decrease in the fair value of the warrants is charged or credited to interest expense.

Non-operating income for the current year was $30,306 and represents a short-swing profit recapture from a shareholder.

Net Loss and Net Loss per Share.  Net loss for the nine months ended September 30, 2007 was $10,114,040, compared to $7,489,496 in the period ended September 30, 2006, or an increased net loss of approximately $2,624,544 (35.0%).  Net loss per share for the nine months ended September 30, 2007, was $0.28 compared to $0.22 in the same period 2006, based on the weighted average shares outstanding of 36,012,207 and 33,719,484 respectively. The increased net loss for the nine months ended September 30, 2007 compared to the same period in 2006 arose from the following: (i) an increased gross loss of $926,429 due to the impairment of the Wise intangible asset of $1,125,122 offset by $198,693 of lower equipment, labor and third party software; (ii) a decrease in selling, general and administrative expenses (other than research and development costs, depreciation and amortization, and stock-based compensation expense) of $1,897,387; (iii) increased stock-based compensation for employees, non-employee members of our Board of Directors and consultants of $285,482; (iv) increased research and development costs of $41,623; (v) increased depreciation and amortization expense of $ 5,519, and (vi) an increase in net non-operating expense of $3,262,878 for accrued interest expense on debt, the amortization of debt discount for the 2006 and 2007 debentures and 2006 convertible notes, the revaluation of the derivative liabilities for the debentures and convertible notes, adjustments to the fair value of derivative liabilities related to the conversion of notes and debentures, and other related financing expenses.

Liquidity and Capital Resources

The following table presents a summary of the Company’s net cash provided by (used in) operating, investing and financing activities:

	Nine Months Ended September 30
	2007	2006

Net cash provided (used) in operating activities	$ (4,436,280)	$ (4,516,573)
Net cash provided (used) in investing activities	(38,407)	(270,483)
Net cash provided by financing activities	4,632,878	2,421,208
Effect of exchange rates on cash and cash equivalents	(3,420)	(9,005)
Net increase (decrease) in cash	$ 154,771	$ (2,374,853)

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2007 was $4,436,280, compared with net cash used in operating activities of $4,516,573 during the same period in 2006, a decreased use of cash for operating activities of approximately $80,293 (1.8%).  The decrease is due to: (i) lower revenue and operating costs of $1,703,026 (29.6)%, including a decrease in selling, general and administrative costs (other than depreciation and amortization, and stock based compensation) of $1,855,764, a decrease in cost of sales (other than amortization and impairment costs) of $177,622, offset by a reduction in net revenue of $197,537, and an increase in interest expense and other operating items of $132,823; and (ii) offset by increases in the components of operating assets and liabilities of $1,622,733, or 131.2%.

Net Cash Used in Investing Activities

Net cash used in investing activities of $38,407 was for the purchase of equipment and costs incurred for patent applications for the nine months ended September 30, 2007.  This compares with net cash used for the same activities of $270,483 for the nine month period ended September 30, 2006, or a decrease of $232,076, or 85.8%.  The net decrease is comprised of a $124,707 (94.5%) decrease in the purchase of furniture, software and equipment, and a decrease of $107,369 (77.5%) for costs associated with the preparation and filing of certain patents with regard to our “3i” technology.  The decrease in equipment purchases is the result of additions made in 2006 for our 2007 requirements, and the decrease in patent costs is due to focus on various patent applications prepared and filed in 2006.  However, we anticipate we will incur additional patent costs during the fourth quarter of 2007 related to further protection our PinPoint™ and Signature Mapping™ products.

Net Cash Provided by Financing Activities

Net proceeds from financing activities increased to $4,632,878 for the nine month period ended September 30, 2007, compared with $2,421,208 for the same period in 2006, an increase of $2,211,670 (91.3%).  In April 2007, the Company received $2,333,293 in net proceeds from the second closing of its November 2006 convertible debenture financing, received net proceeds of $2,340,000 from the issuance of common stock and warrants in a private placement offering, $134,000 from the exercise of employee stock options, and received $725,585 from the exercise of common stock purchase warrants.  We utilized available proceeds provided by financing activities for the repayment of $800,000 owed to convertible note holders and $100,000 towards outstanding short-term notes from a related party. During the same period of 2006, the Company received $821,208 from the sale of common stock, $300,000 from the exercise of employee stock options, and $200,000 from a short-term note by a related party, and $1,100,000 of convertible bridge notes from existing investors.  Management may seek to raise additional capital through one or more equity or debt financings or bank borrowings and is in discussions with certain investment banks and investors with regard thereto.  However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company.

Until November 7, 2009, we are prohibited from engaging in any transaction in our securities in which the conversion, exercise or exchange rate or other price of such securities is based upon the trading price of our securities after initial issuance or otherwise subject to reset unless the transaction is (i) approved by purchasers holding at least 67% of the principal amount of our Series A Debentures then outstanding, or (ii) no purchaser then holds more than 20% of the principal amount of the Series A Debentures originally purchased in our Series A Debenture financing.

Net Cash and Cash Equivalents

Our cash and cash equivalents increased for the nine months ended September 30, 2007 by $154,771 to $892,194.  The increase in cash is the net result of our operating, investing and financing activities outlined above.

 Working Capital

The following table presents a summary of the Company’s working capital at the end of September 30, 2007, and year ended December 31, 2006:

	(Unaudited)
	September 30, 2007	December 31, 2006

Cash and cash equivalents	$ 892,194	$ 737,423

Current assets	1,137,315	947,955
Current liabilities	1,544,671	3,418,773
Working capital (deficit)	$ (407,356)	$ (2,470,818)

At September 30, 2007, we had a working capital deficit of approximately $407,356 compared with working capital deficit at December 31, 2006 of $2,470,818, a decrease in the working capital deficit of approximately $2,063,462 (83.5%).  As of September 30, 2007, the Company had cash and cash equivalents of $892,194 as compared to $737,423 as of December 31, 2006.  The increase in cash is the net result of our operating, investing and financing activities outlined above.  Our revenue generating activities during the period, as in previous years, have not produced sufficient funds for profitable operations, and we have incurred operating losses since inception.  Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations. Although overall current liabilities were reduced by $1,874,102 (54.8%), in addition to raising cash through additional financing activities, we may supplement our future working capital needs through the extension of trade payables and increases in accrued expenses.  Decreases in current liabilities for the nine months ending September 30, 2007 include: (i) $301,297 in trade accounts payable; (ii) $46,585 in accrued liabilities; (iii) repayment of $100,000 towards an outstanding note payable and advances from related parties; (iv) $11,133 in reduced deferred revenue; (v) $1,100,000 reduction of bridge note holders ($946,821 net of discounts), with $300,000 converted into shares of common stock and an $800,000 repayment to the bridge holders; and (vi) $468,266 for reduction in derivative liabilities.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations which in turn are dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

Other Liabilities (long-term convertible debentures)

Under a Securities Purchase Agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock.  The Company issued an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants at a first closing held on November 8, 2006, and, due to the conversion feature embedded in the notes and the warrants, the transaction was recognized as a liability under generally accepted accounting principles.  We also issued an aggregate of 623,520 common stock purchase warrants to the placement agent in such financing which were upon terms substantially similar to the Series D Warrants.  Due to milestone-related adjustments, the exercise price and the maximum number of shares to be issued under the debentures are indeterminable as of September 30, 2007. The Company issued an additional $2,575,000 in principal amount of the Series A Debentures at a second closing held on April 12, 2007, following the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants.  The Company allocated proceeds from the second closing to the embedded conversion features of the Series A Debentures and Series D Warrants and were recognizable as a liability under generally accepted accounting principles.  One-half of the Series D Warrants became exercisable on November 8, 2006 (2,226,854 warrants), and the remaining one-half became exercisable on April 12, 2007 (2,226,855 warrants).  The Series D Warrants and the placement agent’s warrants issued as compensation in the offering to Midtown Partners & Co., LLC, may be exercised via a cashless exercise if certain conditions are met.  The Company considered Emerging Issues Task Force Issue 00-19 (EITF 00-19), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and concluded that there were insufficient shares to share settle the contracts.  The Series D Warrants that became exercisable at the first closing will expire on November 8, 2011, and those related to the second closing will expire in April 12, 2012.  On May 18, 2007, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants held by investors and Placement Agent’s Warrants issued as compensation to Midtown Partners & Co. LLC, were reset to a price of $0.7453 per share and may be further reset in the event we do not meet certain milestones set forth in the debentures and warrants.  As of September 30, 2007, an aggregate of $1,446,795 in principal amount of the Series A Debentures have been converted into 1,901,934 shares of common stock, and an aggregate of 864,798 Series D Warrants have been converted into 864,798 shares of common stock.  Accordingly, as of September 30, 2007, $3,703,205 in aggregate principal amount of the Series A Debentures remain unconverted and 3,588,911 Series D Warrants remain unexercised.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current of future effect upon our financial condition or results of operations.

Financial Condition and Going Concern Uncertainties

As of September 30, 2007, the Company’s revenue generating activities have not produced sufficient funds for profitable operations and the Company has incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financial requirements, raise additional financing on acceptable terms to the Company, and the success of its future operations.

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

The Company’s ability to continue as a going concern and meet its obligations as they come due is dependent upon its ability to raise additional financing and/or generate revenues from operations sufficient to meet all obligations.  During the period of January 1, 2007 through September 30, 2007, the Company raised $134,000 from the exercise of employee stock options, received $725,585 net proceeds from the exercise of common stock purchase warrants, received gross proceeds of $2,350,000 (net proceeds of $2,340,000 after payment of sales commissions to a broker and bank fees) from the issuance of common stock and warrants in a private placement offering, and completed the second closing of its Series A Debenture and Series D Warrant financing for gross proceeds of $2,575,000 (or net proceeds of $2,336,794 after payment of sales commissions to a broker and related transaction costs).  In addition, the Company repaid: (i) $100,000 in principal repayment to Mr. Trudnak, the Company’s Chief Executive Officer, towards his outstanding non-interest bearing loans, with the remaining net outstanding being $202,000, and (ii) $800,000 in principal repayment to a bridge note holder.

As of the date of this filing, the Company has applied for ten export licenses for our PinPoint™ product and was granted those licenses by the United States Department of Commerce.  An export license granted in March 2007 positioned Guardian for the final phase of obtaining certification of PinPoint in the Russian Federation.  In June 2007, an accredited Russian laboratory completed its study of PinPoint and is expected to provide a full report to the Russian Federation.  Although there can be no assurance, the Company expects that the report will represent the final step in the Company’s efforts to obtain certification for PinPoint in the Russian Federation.  Also, in June 2007, the Company received an order for one license of the PinPoint™ product to be used by the National Bodyguard Association of Russia (NAST), which currently provides training to airport security screeners for the Russian Federation, will train its employees and demonstrate PinPoint’s™ capabilities to potential customers in Russia, Southeast Asia, the Middle East, and the Commonwealth of Independent States.  The export license to sell PinPoint™ to NAST was approved by the US Department of Commerce on September 12, 2007.

In January, 2007, the Company performed an initial successful Proof of Concept test in Madrid, Spain.  Working with TEDAX, the national bomb technicians’ organization of the Spanish Government, the Company returned to Madrid on October 8, 2007 and collected images of various configurations, artful concealments, and threat weights of specific explosives of interest to the Spanish Government.  Upon the development and integration of these specific detection algorithms, the Company expects to return to Madrid later in 2007 for the final live test of PinPoint™.

Management believes that the cash balance of $892,194 at September 30, 2007, collections during the fourth quarter of 2007 from outstanding receivables of $58,610, to be sufficient to fund the Company’s operations, absent any cash flow from operations, until approximately the end of 2007.  The Company is currently spending approximately $475,000 per month on operations and the continued research and development of our 3i technologies and products.  Although there can be no assurance, management believes that with a cash balance of $892,194 as of September 30, 2007, that the Company may require additional financing of up to approximately $4,700,000, to fund the Company’s existing operations through September 30, 2008.  This represents the approach that the Company may not be able to generate sufficient operating cash flow to fund its operations, and that the Company may be required to raise additional equity or debt financing, or obtain bank or other borrowings to support ongoing operations.  Currently, the Company is in discussions with an investment banking firm regarding obtaining additional financing from a debt or equity offering, including from the exercise of outstanding warrants issued to investors in prior offerings.   We are also seeking research grant funding from certain parties in connection with the development of our Medical CAD product. There can be no assurances that the Company will be successful in its efforts to raise additional equity or debt financing through such investment bank or otherwise, obtain any bank or other borrowings on terms satisfactory to the Company, or secure any grant funding.

During the nine months ended September 30, 2007, the Company’s total stockholders’ deficit increased by $5,831,899 to $8,831,199.  Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, the Company’s deepening insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

Critical Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented.  For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition or Plan of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  Except as disclosed in Note 2 of our 2006 Form 10-K, there have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the period ended September 30, 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures.   International revenues during the first nine months of 2007 from Wise Systems, our subsidiary located in the United Kingdom, were approximately $103,285 (43.4%) of total revenue.  International sales are made mostly from our foreign subsidiary and are typically denominated in British pounds.  As of September 30, 2007, there were no receivables outstanding for Wise Systems in the total consolidated accounts receivable, and $23,983 (5.5%) of total consolidated accounts payable were denominated in British pounds.  As of September 30, 2007, $21,190 (2.4%) of our cash and cash equivalents balance was included in our foreign subsidiaries.  Additionally, our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts which are charged to Wise and recorded as inter-company receivables on the books of the U.S. parent company.  We are also exposed to foreign exchange rate fluctuations as the financial results of Wise are translated into U.S. dollars in consolidation.  As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures.  As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation and for the reason outlined below, the Certifying Officers determined that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the Reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.  On August 6, 2007, the Company filed a Form 8-K with the SEC regarding unregistered sales of certain equity securities to accredited investors.  On or about November 9, 2007, the Company determined that such Form 8-K required amendment to include additional disclosures regarding the terms and conditions of the investment by one of such investors.  On November 12, 2007, the Company filed a Form 8-K/A to amend and restate such disclosure.

TEM 4T.  CONTROLS AND PROCEDURES

 Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the period covered by the Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In August, 2004, the Company became a defendant in a lawsuit in Minnesota state court entitled VisualGold v. Thomas E. Ramsay, Nancy Goetzinger and Guardian Technologies International, Inc. VisualGold alleged that the Company tortiously interfered with its contracts and prospective economic advantage by engaging a past employee of VisualGold's and that the past employee had transferred certain of its trade secrets to the Company. The Company strenuously denied the allegations. The Company has instead asserted counterclaims against VisualGold and other third parties for misappropriation of the Company's own trade secrets. In October 2004, the state court judge denied VisualGold's motion for a temporary injunction against the Company in all regards. In August, 2005, the state court imposed a stay of all proceedings in the case, pending the final determinations of:  the level of classification for Company's proprietary documents and materials, and whether VisualGold could have access to certain of the Company's information.  There was on January 31, 2006, an initial determination by the U.S. Government's Department of Homeland Security that the Company's source code was deemed to be Sensitive Security Information (“SSI”) that could not be disclosed or used in the suit. The TSA has issued a series of Final Orders determining the SSI status of certain of Guardian’s proprietary materials, and VisualGold has appealed those SSI determinations in the appropriate federal appeals court. The discovery stay was later lifted, and the state court proceedings proceeded. However, based on VisualGold’s failure to respond to a court order to engage counsel to proceed with the case, the Court issued an order of dismissal of VisualGold's claims with prejudice and entry of a judgment on October 18, 2007.  Based on the advice of counsel, the Company has always believed that all of the plaintiff's claims made against the Company are without any substantive merit.  Unless an appeal or other relief from the October 18, 2007, judgment is obtained, the litigation is considered to be concluded in the Company's favor. In view of the plaintiffs’ claims, the nature of its business and the TSA's determinations regarding the SSI status of the Pinpoint software and development materials, management believes, based upon the advice of counsel, that it is unlikely plaintiffs will appeal the October 18th judgment. Although there can be no assurance, management of the Company does not believe that the likely resolution of this lawsuit, therefore, will have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

ITEM 1A.  RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below (which reflect changes to certain of the risk factors we disclosed in our 2006 Form 10-K and in our Forms 10-Q for the quarters ended March 31, 2007 and June 30, 2007) and other information contained in this Report in deciding whether to invest in our common stock, as well as the risk factors set forth under Part I, Item 1A of our 2006 Form 10-K.

Risks Related to Our Company and Our Operations

Our business plan and technologies are unproven. We have generated minimal revenues from our operation, and incurred substantial operating losses since our inception.  We have very limited cash resources.

Since the closing of the reverse acquisition of Guardian Technologies International, Inc., in June 2003, we have experienced operating losses and negative cash flows.  We incurred an operating loss of approximately $10,114,040 for the nine months ended September 30, 2007, an operating loss of approximately $10,093,879 for the year ended December 31, 2006, an operating loss of approximately $13,147,446 for the year ended December 31, 2005, and an operating loss of approximately $29,220,176 for the year ended December 31, 2004. Our accumulated deficit as of September 30, 2007, is approximately $69,258,417.  Moreover, our business plan is unproven and we cannot assure you that we will ever achieve profitability or, if we achieve profitability, that it will be sustainable.  The income potential of our businesses is unproven, and our limited operating history makes it difficult to evaluate our prospects.  We anticipate increased expenses as we continue to expand and improve our infrastructure, invest in or develop additional products, make acquisitions, develop our technology, expand our sales and marketing efforts and pursue additional industry relationships. Moreover, the acceptance of the products that we offer is uncertain, including acceptance by the healthcare and transportation security scanning markets.

During the period of January 1, 2007 through September 30, 2007, the Company raised $134,000 from the exercise of employee stock options, received $725,585 net proceeds from the exercise of common stock purchase warrants, received gross proceeds of $2,350,000 (net proceeds of $2,340,000 after payment of sales commissions to a broker) from the issuance of common stock and warrants in a private placement offering, and completed the second closing of its Series A Debenture and Series D Warrant financing.  Gross proceeds from the second closing were $2,575,000, with net proceeds of $2,333,293 (after payment of sales commissions to a broker and related transaction costs).  In addition, the Company repaid: (i) $100,000 in principal repayment to Mr. Trudnak, the Company’s Chief Executive Officer, towards his outstanding non-interest bearing loans, with the remaining net outstanding being $202,000, and (ii) $800,000 in principal repayment to a bridge note holder.

Management believes that the cash balance of $892,194 at September 30, 2007, collections during the fourth quarter of 2007 from outstanding receivables of $58,610, to be sufficient to fund the Company’s operations, absent any cash flow from operations, until approximately the end of 2007.  The Company is currently spending approximately $475,000 per month on operations and the continued research and development of our 3i technologies and products.  Although there can be no assurance, management believes that with a cash balance of $892,194 as of September 30, 2007, that the Company may require additional financing of up to approximately $4,700,000, to fund the Company’s existing operations through September 30, 2008.  This represents the approach that the Company may not be able to generate sufficient operating cash flow to fund its operations, and that the Company may be required to raise additional equity or debt financing, or obtain bank or other borrowings to support ongoing operations.  Currently, the Company is in discussions with an investment banking firm regarding obtaining additional financing from a debt or equity offering,

including from the exercise of outstanding warrants issued to investors in prior offerings.   We are also seeking research grant funding from certain parties in connection with the development of our Medical CAD product. There can be no assurances that the Company will be successful in its efforts to raise additional equity or debt financing through such investment bank or otherwise, obtain any bank or other borrowings on terms satisfactory to the Company, or secure any grant funding.

During the nine months ended September 30, 2007, the Company’s total stockholders’ deficit increased by $5,831,899 to $8,831,199.  Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, the Company’s deepening insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

We have a severe working capital deficit and, in addition to proceeds from financings, we continue to have outstanding loans from our chief executive officer and deferrals of salaries by our executive officers and a consultant to indirectly continue to fund operations.

As of September 30, 2007, we had a working capital deficit of approximately $407,356.  As of September 30, 2007, our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  During 2007, although we have obtained cash from certain financings, we continue have outstanding loans from our chief executive officer of approximately $202,000, and deferrals of salaries of our executive officers and a consultant in the amount of $546,820.

Dilutive effect of conversion of Series A 10% Senior Convertible Debentures and exercise of Series D Warrants and Midtown placement agent’s warrants.

Under a Securities Purchase Agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock.  The Company issued an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants at a first closing held on November 8, 2006, and, due to the conversion feature embedded in the debentures and the warrants, the transaction was recognized as a liability under generally accepted accounting principles.  Due to milestone-related adjustments, the exercise price and the maximum number of shares to be issued under the debentures are indeterminable as of September 30, 2007. The Company issued an additional $2,575,000 in principal amount of the Series A Debentures at a second closing held April 12, 2007, following the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debenture and Series D Warrants.  The proceeds from the second closing were allocable to the embedded conversion features of the Series A Debentures and Series D Warrants are recognizable as a liability under generally accepted accounting principles.  One-half of the Series D Warrants became exercisable on November 8, 2006 (2,226,854 warrants), and the remaining one-half became exercisable on April 12, 2007 (2,226,855 warrants).  The Series D Warrants and the Placement Agent’s Warrants issued as compensation in the offering to Midtown Partners & Co., LLC, may be exercised via a cashless exercise if certain conditions are met.  The Company considered Emerging Issues Task Force Issue 00-19 (EITF 00-19), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and concluded that there were insufficient shares to share settle the contracts.  The Series D Warrants that became exercisable at the first closing will expire on November 8, 2011, and those related to the second closing will expire in April 12, 2012.

  The initial conversion price of our Series A 10% Senior Convertible Debentures was $1.15634 subject to certain adjustments.  On May 18, 2007, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants held by investors and Placement Agent’s Warrants issued as compensation to Midtown Partners & Co., LLC, were reset to a price of $0.7453 per share.  We may be required to further re-set the conversion or exercise price of such debentures and warrants and to issue additional shares in the event the price re-set provisions of the Series A Debentures and Series D Warrants are triggered.  As of September 30, 2007, holders of our Series A Debentures have converted an aggregate of $1,446,795 in principal amount of the Series A Debentures and $3,703,205 in principal amount remains unconverted. A holder of our Series D Warrants exercised an aggregate of 864,798 of such warrants and we issued an aggregate of 864,798 Class E Warrants as an inducement for such exercise, which are exercisable for a period of 5 years and at an exercise price of $1.17 per share.  Furthermore, as of the filing of this report, approximately 792,742 warrants (including the currently exercisable placement agent warrants issued to Midtown Partners and Co. LLC, in connection with our debenture and warrant financing and the Class F Warrants) may be exercised pursuant to the cashless exercise provisions of such warrants which may be subsequently resold including under Rule 144.  Increased sales volume of our common stock could cause the market price of our common stock to drop.

We have incurred substantial debt which could affect our ability to obtain additional financing and may increase our vulnerability to business downturns.

On November 3, 2006, we entered into a securities purchase agreement with certain institutional and accredited investors under which we agreed to issue debentures in the aggregate principal amount of $5,150,000, of which we received an aggregate of $2,575,000 at a first closing on November 8, 2006, and the remaining $2,575,000 at a second closing on April 12, 2007.  The principal amount of the debentures will be due November 7, 2008.  On the date of issuance, the debentures were convertible into shares of our common stock at a price of $1.15634, subject to anti-dilution and price re-set provisions.  On May 18, 2007, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants were reset to a price of $0.7453 per share.  As of September 30, 2007, holders of our Series A Debentures have converted an aggregate of $1,446,795 in principal amount of the Series A Debentures and $3,703,205 in principal amount remains unconverted.

Also, during August through September 2006, we issued bridge notes in the principal amount of $1,100,000 that were initially due six months after the date of issuance.  The bridge notes were extended as they became due in February and March 2007.  During 2007, $800,000 in principal was paid and $300,000 was converted to equity.

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

Our certifying officers evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005, as of March 31, 2006, June 30, 2006, September 30, 2006, December 31, 2006, and September 30. 2007, and concluded that our disclosure controls were not effective and that we had certain weaknesses in our internal controls over timely reporting.

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  The Certifying Officers designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is made known to management (including the Certifying Officers) by others within the Company, including its subsidiaries.  We regularly evaluate the effectiveness of our disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly in our Forms 10-Q and annually in our Forms 10-K.  In completing such reporting, we disclose, as appropriate, any significant change in our internal control over financial reporting that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As we disclosed in our 2005 and 2006 Form 10-K, and our Forms 10-Q for the periods ended March 31, 2006, June 30, 2006, September 30, 2006, and September 30, 2007, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the periods covered by such reports.  We also disclosed that there were certain weaknesses in our internal controls over financial reporting.  Management (including the Certifying Officers) has undertaken specific measures to cure or mitigate the ineffective controls and procedures identified in our Exchange Act filings.  While management is responsible for establishing and maintaining our disclosure controls and procedures and has taken steps to ensure that the disclosure controls are effective and remain free of “significant deficiencies” and/or “material weaknesses,” the inherent nature of our business and rapidly changing environment may affect management’s ability to be successful with this initiative.

Risks Related to Our Industries

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

In August, 2004, the Company became a defendant in a lawsuit in Minnesota state court entitled VisualGold v. Thomas E. Ramsay, Nancy Goetzinger and Guardian Technologies International, Inc. VisualGold alleged that the Company tortiously interfered with its contracts and prospective economic advantage by engaging a past employee of VisualGold's and that the past employee had transferred certain of its trade secrets to the Company. The Company strenuously denied the allegations. The Company has instead asserted counterclaims against VisualGold and other third parties for misappropriation of the Company's own trade secrets. In October 2004, the state court judge denied VisualGold's motion for a temporary injunction against the Company in all regards. In August, 2005, the state court imposed a stay of all proceedings in the case, pending the final determinations of:  the level of classification for Company's proprietary documents and materials, and whether VisualGold could have access to certain of the Company's information.  There was on January 31, 2006, an initial determination by the U.S. Government's Department of Homeland Security that the Company's source code was deemed to be Sensitive Security Information (“SSI”) that could not be disclosed or used in the suit. The TSA has issued a series of Final Orders determining the SSI status of certain of Guardian’s proprietary materials, and VisualGold has appealed those SSI determinations in the appropriate federal appeals court. The discovery stay was later lifted, and the state court proceedings proceeded. However, based on VisualGold’s failure to respond to a court order to engage counsel to proceed with the case, the Court issued an order of dismissal of VisualGold's claims with prejudice and entry of a judgment on October 18, 2007.  Based on the advice of counsel, the Company has always believed that all of the plaintiff's claims made against the Company are without any substantive merit.  Unless an appeal or other relief from the October 18, 2007, judgment is obtained, the litigation is considered to be concluded in the Company's favor. In view of the plaintiffs’ claims, the nature of its business and the TSA's determinations regarding the SSI status of the Pinpoint software and development materials, management believes, based upon the advice of counsel, that it is unlikely plaintiffs will appeal the October 18th judgment. Although there can be no assurance, management of the Company does not believe that the likely resolution of this lawsuit, therefore, will have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 20, 2007, the Company issued an aggregate of 243,666 warrants to purchase the Company’s common stock to a bridge note holder upon repayment of the bridge note and interest.  The warrants are exercisable at a price of $1.60 per share and expire in April 2009.  Such warrants were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), set forth in Section 4(2) thereof.

On May 8, 2007, the Company issued to a public relations consultant 750,000 warrants to purchase our common stock at an exercise price of $0.80.  The warrants were issued for consulting services.  Such warrants were issued to the consultant in reliance upon the exemption from the registration requirements of the Securities Act, set forth in Section 4(2) thereof.

During May 2007, the Company issued an aggregate of 324,061 warrants to two accredited investors to purchase our common stock at an exercise price of $0.75.  Such warrants were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), set forth in Section 4(2) thereof.

During May of 2007, investors exercised certain warrants to purchase common stock that resulted in the issuance of 160,000 shares of common stock for cash proceeds to the Company of $120,000.  Such shares of common stock were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), set forth in Section 3(a)(9) thereof.

On September 12, 2007, the Company issued 48,163 shares of common stock as compensation for legal services previously rendered by its patent counsel and recorded as an expense in prior periods of approximately $55,573.  Such shares of common stock were issued to such counsel in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereof.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

		Incorporated by Reference		Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date
10.80	Escrow Deposit Agreement, dated April 10, 2007, by and among Registrant, Midtown Partners & Co., LLC, and Signature Bank.	8-K	4/13/07
10.81	Agreement, dated March 23, 2007, by and between Registrant and Confirma, Inc.	10-Q	5/18/07
10.82	Agreement, dated May 8, 2007, by and between Registrant and Trilogy Capital Partners, Inc.	10-Q	8/17/07
10.83	Agreement, dated June 4, 2007, by and between Registrant and Fowler International LLC.	10-Q	8/17/07
10.84	Agreement, dated June 26, 2007, by and between Registrant and NAST.	10-Q	8/17/07
10.85	Agreement, dated July 19, by and between Registrant and Medical Image Informatics.	10-Q	8/17/07
10.86	Securities Purchase Agreement, dated August 6, 2007, by and among Registrant and Certain purchasers.	8-K	8/7/07
10.87	Form of Series F and G Common Stock Purchase Warrant Issued to Certain Purchasers.	8-K	8/7/07
10.88	Form of Non-Qualified Stock Option Award Agreement Issued to Certain Executive Officers Related to Continued Deferral of Salary			X
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)			X
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)			X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)			X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)			X

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

Date: November 12, 2007