Form 10-K
period 2007-12-31
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2008-04-16
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

 X

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Yes ___ No  ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ✓    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ]    Accelerated Filer [  ] Non-Accelerated Filer [  ] Smaller Reporting Company [✓ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes __ No  ✓

The aggregate market value of the voting common equity held by non-affiliates based upon the average of bid and asked prices for the Common Stock on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter as reported on the OTC Bulletin Board was approximately $30,744,354.

The number of shares outstanding of the registrant’s common stock, as of April 2, 2008, was 43,467,412.

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

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends, “plans,” “should,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof (including their use in the negative), or by discussions of strategies, plans or intentions.  Such statements include but are not limited to statements under Item 1A - Risk Factors, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1 – Business and elsewhere in this report.  A number of factors could cause results to differ materially from those anticipated by such forward-looking statements, including those discussed under Item 1A - Risk Factors and Item 1 – Business. The absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including factors described in Item 1A. - Risk Factors of our Form 10-K for the year ended December 31, 2007.  You should carefully consider the factors described in Item 1A - Risk Factors in evaluating our forward-looking statements.

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

     GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

TABLE OF CONTENTS

PART I

5

ITEM 1.     BUSINESS

5

ITEM 1A.  RISK FACTORS

32

ITEM 1B.  UNRESOLVED STAFF COMMENTS

48

ITEM 2.     PROPERTIES

48

ITEM 3.     LEGAL PROCEEDINGS

48

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

48

PART II

48

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  48

ITEM 6.     SELECTED FINANCIAL DATA

49

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS

50

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

72

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

72

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  72

ITEM 9A(T).  CONTROLS AND PROCEDURES

72

ITEM 9B.    OTHER INFORMATION

74

PART III

74

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

74

ITEM 11.     EXECUTIVE COMPENSATION

79

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  94

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

95

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

97

PART IV

98

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

98

SIGNATURES

103

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

105

CONSOLIDATED BALANCE SHEETS

106

CONSOLIDATED STATEMENTS OF OPERATIONS

107

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

108

CONSOLIDATED STATEMENTS OF CASH FLOWS

110

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

112

NOTE 1.   Basis of Presentation and Going Concern Considerations

112

NOTE 2.   Significant Accounting Policies

113

NOTE 3.   Other Accrued Liabilities

120

NOTE 4.   Financing Arrangements

120

NOTE 5.   Stockholders’ Equity

122

NOTE 6.   Acquisitions

134

NOTE 7.   Goodwill and Intangible Assets

135

NOTE 8.   Income Taxes

136

NOTE 9.   Commitments and contingencies

137

NOTE 10. Employment Agreements With Executive officers

138

NOTE 11. Related Party Transactions

140

NOTE 12. Operating Leases

142

PART I

ITEM 1.     BUSINESS

OVERVIEW

Guardian Technologies International, Inc. was incorporated in the State of Delaware in February 1996. Guardian Technologies International, Inc., and its subsidiaries are collectively referred to herein as the “Company,” “Guardian,” “us,” “we,” or “our.”

We are a technology company that designs and develops “imaging informatics” solutions for delivery to our target markets: aviation/homeland security and healthcare. We utilize imaging technologies and advanced analytics to create integrated information management technology products and services that address critical problems in healthcare and homeland security for corporations and governmental agencies.  Each product and service can improve the quality and velocity of decision-making, organizational productivity, and efficiency within the enterprise.  Our product suite is a platform for innovation that efficiently integrates, streamlines, and distributes business and clinical information and images across the enterprise.

Our core technology is an “intelligent imaging informatics” (“3i”) engine that is capable of extracting embedded knowledge from digital images, as well as the capacity to analyze and detect image anomalies.  The technology is not limited by digital format.  It can be deployed across divergent digital sources such as still images, video and hyper-spectral imagery.  The technology has been tested in the area of threat detection for baggage scanning at airports and has resulted in the development of our PinPoint and PinPoint nSight products.  Also, we have conducted preliminary research and development in the areas of detection for cargo scanning, people scanning, military target acquisition in a hyper-spectral environment, and satellite remote sensing ground surveys.  Further, we have engaged in the preliminary research and development of certain products for use in the imaging field of diagnostic radiology, a product we refer to as Signature Mapping.  Product development in these areas is ongoing, and while there can be no assurance, we believe the current results of internal testing indicate that the technology should produce results equal to or greater than those currently achieved in baggage scanning.  Our ability to develop or further develop our products will depend upon our ability to continue to raise additional financing or to obtain grant funding and there can be no assurance we will be successfully in such efforts.

Currently, we are focused on providing technology solutions and services in two primary markets, aviation/homeland security and healthcare.  However, as we develop new or enhanced solutions, we expect to expand into other markets such as military and defense utilizing hyper-spectral technology, and imaging diagnostics for the medical industry.

Aviation/Homeland Security Technology Solution - PinPoint

Our PinPoint product is an intelligent imaging informatics technology for the detection of guns, explosives, and other threat items at airport baggage areas.  PinPoint can identify threat items, notify screeners of the existence of threat items, speed the security process by eliminating unnecessary baggage checks, provide the screener with an instantaneous second opinion, and reduce processing time spent on false positives (baggage selected for security review that contains no threat items). We are marketing and seeking to license our PinPoint product primarily to the Transportation Services Administration for use in airports and to foreign airport authorities and foreign governments.

We expect that our PinPoint product will need to complete certain testing by the TSA’s Transportation Security Laboratory and by other foreign aviation regulatory authorities before we are able to license and install the products in the U.S. and any such foreign airports.   Currently, there are limited standards within the aviation security marketplace for the testing and validation of software technology solutions.  Our challenge with the PinPoint product is to assist in the establishment of the testing and certification standards, to validate through independent parties the efficacy of PinPoint as an automated threat detection solution, and to convince the appropriate governmental authorities to commit financial resources to purchase PinPoint.  To date, the results of such testing have been favorable, however, there can be no assurance that we will be successful in our efforts to gain acceptance for PinPoint as a threat detection software solution in the U.S. or in any foreign jurisdiction. We continue to develop PinPoint to address the market for contraband detection and undergo certain required testing.  To date, we have received limited revenue from the licensing of our PinPoint product.

We are pursuing an additional market opportunity using our 3i™ platform technology, adding to our detection family of products.  PinPoint nSight™ provides visualization enhancements that allow bomb technicians and investigators to assess the presence of explosives more rapidly and accurately using single-energy x-ray scanners.  In May 2006, we entered into a Distribution Agreement with Logos Imaging LLC, a manufacturer of portable bomb scanning equipment, with regard to the distribution of PinPoint nSight™. During fiscal 2007, we sold to Logos 10 licenses for our threat assessment software technology for bomb detection scanners, PinPoint nSight™. We are also continuing to develop other distributor relationships in an effort to increase market penetration for PinPoint nSight™.

We compete with manufacturers of baggage screening, luggage and large parcel screening, people screening for weapons and explosive detection, container and vehicle screening, and cargo screening equipment and certain software companies and academic institutions that are developing solutions to detect threat items.

Healthcare 3i Technology Solution

In an effort to expand upon the use of our core technology 3i™ “intelligent imaging informatics,” we have been migrating and adopting our threat detection algorithms and quantitative imaging capabilities for use in the imaging field of diagnostic radiology.  The technology for this developmental project is called Signature Mapping™.  Our Signature Mapping™ technology is in development and, currently, we do not have a product that we may market and sell in the U.S.  Furthermore, any Signature Mapping™ product we do develop will be subject to Food and Drug Administration (“FDA”) review and approval, including with regard to its safety and effectiveness, before we may begin marketing and selling any such product in the U.S. Such approval may require us to obtain extensive data from clinical studies to demonstrate such safety or effectiveness.  Also, we may be subject to similar regulatory requirements in any foreign country in which we seek to market and sell our CAD products.  There can be no assurance we will be successful in obtaining any such approval from the FDA and such approval may take approximately two years to obtain.

The challenge for modern radiology is to improve the quality of clinical care while simultaneously reducing costs and improving patient outcomes.  To accomplish this goal, radiology has greatly expanded its use of various imaging modalities to include Nuclear Medicine, Ultrasound, Computer Tomography (“CT”), Magnetic Resonance Imaging (“MRI”), Positron Emission Tomography, and Digital Radiography (X-ray”).

While significant improvements in diagnostic radiology have occurred using these imaging modalities, the same degree of technological advancements has not been available to help radiologists to accurately interpret and quantify the rapidly expanding number and diversity of imaging cases generated each day, and coupled with the level of difficulty in reading the image, radiologists are also prone to interpretation subjectivities, misreads, and the enormous patient loads and time constraints radiologists face each day. Studies and other literature indicate that radiologists are about 80% accurate at best in reading screening x-ray breast examinations - 75% accurate for women in their 40s. Certain studies have found that lesions are simply not detected 10 to 15% of the time.  Such knowledge has resulted in a tendency towards additional procedures, such as biopsies which sometimes prove unnecessary.

While traditional computer-aided detection (“CAD”) assists radiologists by marking anomalies without providing additional visualization or analytical tools, CAD applications have certain characteristics that limit their capabilities. CAD results are associated with high false positive rates. The pattern recognition algorithms employed by CAD restrict their functionality to searching for a specific disease within a specific imaging modality. Guardian is developing a new approach for medical image analysis called Signature Mapping™.  It is the first image-analysis-based technology that is expected to be capable of “characterizing tissues” across a broad range of digital imaging modalities. The software has been designed to work seamlessly with Digital Imaging and Communication in Medicine (“DICOM”) images generated from any existing imaging modality.  It can be integrated into a PACS network, a stand-alone digital imaging modality, a diagnostic workstation or a clinical review workstation.

Similar to a person’s fingerprint, each tissue has a unique structure. Each structure creates a unique pattern or “signature” that can be extracted from an image to differentiate, locate, identify, and classify by using our Signature Mapping™ technology.  Signature Mapping™ is expected to further help radiologists by visualizing the various structures within a particular tissue so they can be examined and quantified. This capability is expected to provide a next-generation image analysis, clarification, visualization and Signature Mapped “tissue characterization” and detection.  Management believes that it will add significant clinical value to a wide range of difficult to detect diseases in diagnostic radiology by distinguishing and characterizing different tissue types in images regardless of the modality that generated the image.

Based on its unique properties, Signature Mapping is expected to be capable of being used to analyze images generated across all imaging modalities without the need for new image capture hardware costs.  It will serve as a software-based, multi-modality approach to image analysis, when combined with Signature Mapping’s unique” tissue characterization” and detection. As a result, Signature Mapping is expected to differentiate the contrast resolution between different tissue types, even when the material or tissue in the image is very diffuse or obscured by other objects, such as is the case where diseased lung tissue is located behind a rib in an x-ray chest examination. It is capable of displaying these ‘signatures’ in a way that empowers radiologists to make a more informed and confident diagnosis, even for hard to distinguish structures such as masses in dense breast tissue.

Rather than solely analyzing the pixel values in an original image, the Signature Mapping process applies a series of proprietary algorithms to iteratively impact the image and cause pixels associated with each material or tissue type to react collectively producing a unique signature.

Multiple iterations of the Signature Mapping process can be employed to process a single image. An initial phase is used to isolate specific tissues (segmentation), while additional processes discriminate structures within the tissue.  For example, a first process may be used to locate and isolate the prostate in an MRI scan while a second process may reveal a signature indicating the presence of a tumor within the prostate.

Signature Mapping appears to provide advantages for providing the knowledge for automatic detection.  The development of a “tissue characterization” and detection model employs the use of supervised machine learning and contextual image analysis to analyze and classify the features associated with the newly created “signatures.”  The fusion of these three technologies is known as Guardian’s Intelligent Imaging Informatics 3i™. Unlike other pattern recognition methodologies, the 3i solution can reveal and differentiate inherent structures for all materials in an image regardless of:

•

The imaging modality used to create the image,

•

Location within the image,

•

Shape or texture, and

•

Object orientation even if obscured by its relationship to other materials.

Clinical Experience and Medical Accomplishments

While Signature Mapping is expected to be capable of use in a wide range of medical image analysis applications, our initial application product development efforts are focused in three areas:

•

Breast imaging using x-ray mammography, MRI and ultrasound.

•

Neurological imaging through the detection and quantification of:

o

acute intracranial hemorrhage using non-contrast CT,

o

normal pressure hydrocephalus,

o

multiple sclerosis using MRI.

•

Chest radiography targeted at tuberculosis and silicosis detection using digital X-ray and sputum samples.

In July 2007, we entered into an agreement with the Medical Imaging Informatics (MI2) at the Keck School of Medicine, University of Southern California to conduct a multiple-phase process to clinically evaluate, and give feedback on potential enhancements to, our 3i “intelligent imaging analysis” solutions as applied to medical radiology imaging.  Our 3i product segments clarifies, distinguishes and identifies organic objects even when masked by one or more other objects of similar density and chemical composition.  This is an expected product extension of our 3i-based computer-aided detection technology in adapting scientific principles employed for explosives detection to medical image analysis.  We continued our collaboration relationship with a new agreement dated July 19, 2007 for a one year term, to include clinical studies for our Signature Mapping™ product.  The first half of the collaboration focused on image-based visualization and CAD solutions for the detection of breast cancer on mammograms, and the second half of the collaboration will be for the detection of small acute intracranial hemorrhage (“AIH”) on CT.

Including the above research with the MI2, we have to-date performed five pilot programs and studies conducted under the direction or use of: (i) Image Processing and Informatics Laboratory at the University of Southern California (USC) using clinical data and images provided by USC, (ii) Howard University School of Engineering as well as their Cancer Center, and (iii) South Florida Clinical Mammography Data Base.

We expect to compete with existing CAD manufactures such as iCAD, Hologic, Medipatten, Confirma, Siemens, or Carestream Health, each of which is better capitalized and has greater marketing, personnel and other resources than Guardian and are well established in the healthcare market..  We may also partner with one or more of these existing CAD manufacturers, or an emerging company with new technology for the CAD arena.  Once our products are commercially viable, we anticipate marketing and selling our products through original equipment manufacturers (“OEM”), or system integrators.

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

Due to the increased efforts and focus in developing our Signature Mapping imaging technology, we have discontinued active marketing of our FlowPoint products and seek licensing arrangements with other software or hardware providers that may use our RIS and PACS systems to complement their existing product line.  Accordingly, during January 2008, we entered into the first such licensing arrangement with Rogan-Delft for a perpetual, nonexclusive and nontransferable license to use, modify, create derivative works from, market and sublicense our FlowPoint Radiology Information System (“RIS”) product.

Financial Condition and Going Concern Uncertainties

As of December 31, 2007, our revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financial requirements, raise additional financing on acceptable terms to the Company, and the success of its future operations.

Our independent registered public accounting firm’s reports on the consolidated financial statements included in our annual report on Form 10-K for the years ended December 31, 2005 and 2006, and in this annual report on Form 10-K for the year ended December 31, 2007, contain an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become a stockholder of the Company.

During Fiscal 2007, the Company raised $169,300 from the exercise of employee stock options, received $815,641 net proceeds from the exercise of common stock purchase warrants, received $100,000 from a promissory note, received gross proceeds of $2,550,000 (net proceeds of $2,540,000 after payment of sales commissions to a broker) from the issuance of common stock and warrants in a private placement offering, and completed the second closing of our Series A Debenture and Series D Warrant financing (the debenture financing). Gross proceeds from the second closing were $2,575,000, with net proceeds of $2,217,747 (after payment of sales commissions to a broker and related transaction costs).  In addition, the Company made: (i) $100,000 in principal repayment to Mr. Trudnak, the Company’s Chief Executive Officer, towards his outstanding noninterest-bearing loans, with the remaining net outstanding being $202,000 at December 31, 2007, and (ii) $800,000 in principal repayment to a bridge note holder.

Management believes that the cash balance of $101,136 at December 31, 2007, and subsequently $29,079 of collections on outstanding trade receivables, $15,000 received from the exercise of stock options, $4,850,000 received from the sale of securities, and outstanding subscriptions receivable of $1,650,000 due on or about May 30, 2008, to be sufficient to fund the Company’s operations, absent any cash flow from operations, until approximately the end of February 2009.  The Company is currently spending approximately $480,000 per month on operations and the continued research and development of our 3i technologies and products.  Although there can be no assurance, management believes that with the cash balance and other sources of funds received to-date, the Company may not require additional financing to fund the Company’s existing operations through December 31, 2008. This assumes that the Company will be unable to generate sufficient operating cash flow to fund its operations during this period.  Also, this assumes that holders of our outstanding debentures convert such debentures into shares of our common stock prior to November 7, 2008, the date we are required to pay the principal amount of such debentures.  We may be required to raise additional capital through an equity or debt financing or though bank borrowing, in the event the debenture holders do not convert such debentures, partially convert such debentures, or effect the buy-in provision of the warrants related to the debentures.  We are also seeking research grant funding from sources in connection with the development of our Medical CAD product. There can be no assurances that the Company will be successful in its efforts to secure such additional financing, any bank borrowing or any grant funding.

During fiscal 2007, the Company’s total stockholders’ deficit increased by $4,344,347 to $7,343,647.  Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, the Company’s deepening insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

In view of the foregoing, from time-to-time, management is required to seek additional capital through one or more equity or debt financings in the event that the cash on hand, collections from customers, and sales of our products do not provide sufficient cash to fund operations.    If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.  If we raise additional capital through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to our current stockholders.  No assurance can be given that we will have access to the capital markets in the future, or that financing will be available on terms acceptable to satisfy our cash requirements or to implement our business strategies.  If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial condition could be materially and adversely affected. We may be required to raise substantial additional funds through other means.   We have not begun to receive material revenues from our commercial operations associated with the software products.  Moreover, under the terms of the 2006 and 2007 convertible debentures and warrant financing, we may not be able to issue additional shares of our common stock or common stock equivalents (except for certain  issuances excepted from this requirement) for up to three years following the April 2007 second closing of the convertible debenture and warrant financing, engage in certain financings in which the conversion, exercise, exchange rate or other price of the securities is based upon the trading price of our securities after the date of issuance of such securities.  These provisions may limit our ability to raise additional financing through the issuance of common stock or common stock equivalents during the period such restrictions are effective.

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

We did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on January 1, 2008.  However, the Company has paid all of the interest and late fees due to debenture holders as of April 8, 2008.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default.  If an event of default occurs under the debentures, the debenture holders may elect to require the Company to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and the Company may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. In anticipation of such an election and measured as of December 31, 2007, the additional amount due is approximately $645,641, and is recorded as an increase to the carrying value of the debentures.

RECENT DEVELOPMENTS

Recent Financings

During the period of February 5, 2007, through April 4, 2008, the Company held a series of closings with regard the sale of units of its securities (the “Units”), each Unit consisting of 142,857 shares of the Company’s Common Stock and 214,285 Class H Warrants for a purchase price of $100,000 per Unit.  At such closings, the Company sold an aggregate of 66 Units for gross proceeds to the Company of approximately $6,600,000, including $100,000 upon conversion of a convertible promissory the Company issued on December 11, 2007.  The Company expects to receive approximately $1,650,000 of such gross proceeds at a closing to be held on or about May 30, 2008.  The Company issued, or agreed to issue, an aggregate of approximately 9,428,562 shares of Common Stock and approximately 14,142,810 Class H Warrants at such closings.  The Class H Warrants are exercisable at a price of $0.70 per share for a period of five years from the date of issuance.  The Class H Warrants are redeemable by the Company at a price of $.001 per warrant if for ten (10) consecutive trading days the closing bid or sale price of the Company’s Common Stock on the trading market for the Common Stock equals or exceeds $5.00.  The Class H Warrants contain certain anti-dilution provisions and other customary provisions.

During December 2007, the Company accepted direct investment from existing accredited investors of $200,000 and issued 285,714 shares of common stock.   In addition, we issued an aggregate of 428,570 common stock purchase warrants exercisable at a price of $0.70 per share that contain a conditional call provision if the market price of each share exceeds $5.00. The warrants expire in December 2012. Because of the reset provision of the Series A 10% Senior Convertible Debenture, the Company cannot ascertain whether sufficient authorized shares exist to settle the contract, the warrants are classified as a liability. The initial fair value of the 428,750 warrants on the date of issuance was $167,143. The fair value of the warrants decreased $12,857 from the date of issuance to the balance sheet date, resulting in the fair value as of December 31, 2007 of $154,286.

During 2007, employees of the Company exercised 368,000 stock options that resulted in the issuance of 368,000 shares of common stock for cash proceeds to the Company of $169,300.

During 2007, in accordance with the terms of the Company’s outstanding Series A Debentures, certain debenture holders converted approximately $1,921,795 in principal amount of such debentures into an aggregate of 2,585,582 shares of common stock.  In connection with this conversion, the fair value of the derivative instrument related to the embedded conversion feature was decreased by $406,595, and the related unamortized discounts for the debenture and deferred financing costs were reduced by $707,053, resulting in a net interest expense charge of $300,458.

On December 11, 2007, the Company issued a promissory note in the principal amount of $100,000 and warrants to purchase 10,000 shares of our common stock. The warrants are exercisable during the sixty (60) month period commencing on the date of issuance at a price of $0.70 per share.  The proceeds of the sale of the note were used by the Company for working capital purposes. Because the Company cannot ascertain whether sufficient authorized shares exist to settle the contract, the warrants are classified as a liability. The initial fair value of the warrants on the date of issuance was $4,580. The fair value of the warrants decreased $980 from the date of issuance to the balance sheet date, resulting in the fair value as of December 31, 2007 of $3,600.  The note bears interest at 10% per annum and is repayable in full upon receipt of proceeds from a future financing.  In addition, the noteholder has the right, up to and through January 15, 2008, or any extension that may be granted, to convert the principal portion of the repayment into a unit on the same terms as provided other investors in a pending financing transaction. The pending financing is expected to include units, with a minimum investment of $100,000, with each unit including: (1) 142,857 common shares priced at $0.70 per common share and (2) 214,285 Class H Common Stock Purchase Warrants. Each warrant is convertible into one common share. The Company closed on the pending financing during the periods of December 21, 2007 through April 4, 2008 for total gross proceeds of $6.8 million, including the conversion of the $100,000 promissory note on April 4, 2008.  The securities will be “restricted securities” within the meaning of Rule 144 under the Securities Act.  The warrants expire 60 months following the issue date, and have a conditional redemption price of $.001, when the stock price equals or exceeds $5.00 per share.

On November 29 2007, an investor exercised 60,075 warrants to purchase common stock that resulted in the issuance of 60,075 shares of common stock for cash proceeds to the Company of $45,056.  Common stock was increased by $60 for the par value of the shares and $44,996 to paid-in capital.  Upon exercise of the warrants, the fair value of the warrant liability was reduced and paid-in capital increased by $22,829.

On October 21 2007, an investor exercised 60,000 warrants to purchase common stock that resulted in the issuance of 60,000 shares of common stock for cash proceeds to the Company of $45,000.  Common stock was increased by $60 for the par value of the shares and $44,940 to paid-in capital.  Upon exercise of the warrants, the fair value of the warrant liability was reduced and paid-in capital increased by $22,800.

On August 6, 2007, the Company closed on an equity financing transaction for gross proceeds to the Company of approximately $2,950,000, of which $600,000 is due within 10 days upon execution of an agreement by Guardian with an investment bank related to a financing.  As a result of the contingency, no subscription receivable was recorded on the balance sheet.  The Company subsequently cancelled the outstanding subscription as the specific related financing did not occur.  Under the terms of the financing, the Company received aggregate proceeds of $2,350,000 ($2,340,000 net of broker commissions) from six investors and issued an aggregate of: (i) 2,937,500 shares of common stock; (ii) 2,937,500 Class F Common Stock Purchase Warrants exercisable at a price of $0.80 per share, expiring thirty-six months from the date of issuance, and containing a cashless exercise provision and other customary provisions; and (iii) 2,937,500 Class G Common Stock Purchase Warrants exercisable at a price of $1.75 per share, expiring sixty months from the date of issuance, redeemable when the Company’s closing bid or sale price of its common stock exceeds $5.00 per share for ten (10) consecutive trading days, and containing other customary provisions. Because of the reset provision of the Series A 10% Senior Convertible Debentures previously described, the Company cannot ascertain whether sufficient authorized shares exist to settle the contract, the warrants are classified as a liability. As the $3,642,500 fair value of the warrants on the date of issuance exceeded the net proceeds from the financing transaction, the entire amount of the net proceeds was allocated to the warrants. The excess fair value of the warrants over the net proceeds, representing approximately $1,302,500, was charged to earnings immediately as interest expense. The fair value of the warrants decreased $1,938,750 from the date of issuance to December 31, 2007.  The change in fair value was recorded as a decrease in interest expense for the fiscal year. The fair value of the warrants, as measured at December 31, 2007 is $1,703,750.

On July 10, 2007, an investor exercised 864,798 Series D Common Stock Purchase Warrants to purchase an aggregate of 864,798 shares of common stock for gross proceeds to the Company of $644,534.  After payment of $38,949 for bank fees and commissions to Midtown Partners & Co., LLC, the Company realized net proceeds of approximately $605,585.  In connection with the warrant exercise and as an inducement for such exercise, the Company issued to the investor 864,798 Class E Common Stock Purchase Warrants to purchase an aggregate of 864,798 shares of common stock, exercisable at a price of $1.17 per share during a term of five years from the date of issuance, and containing certain piggy-back registration rights and other customary provisions.  Also, the Company issued to Midtown Partners & Co., LLC as compensation, 47,564 Class E Common Purchase Warrants to purchase an aggregate of 47,564 shares of common stock, upon the same terms as issued to the investor.  Because of the reset provision of the Series A 10% Senior Convertible Debenture, the Company cannot ascertain whether sufficient authorized shares exist to settle the contract, the warrants are classified as a liability. The initial fair value of the 914,362 warrants on the date of issuance was $839,373. The fair value of the warrants decreased $538,294 from the date of issuance to the balance sheet date, resulting in the fair value as of December 31, 2007 of $301,079.

During June of 2007, in accordance with the original terms of the Company’s outstanding convertible notes, certain bridge note holders converted notes to 300,000 shares of common stock.  Common stock was increased by $300 for the par value of the shares and paid-in capital was increased by $327,750.  In connection with the conversion of these notes and payment of $600,000 on another convertible note, the fair value of the derivative instrument related to the embedded conversion feature was decreased by approximately by $383,135, and resulted in a corresponding decrease in interest expense.

During May of 2007, investors exercised certain warrants to purchase common stock that resulted in the issuance of 160,000 shares of common stock for cash proceeds to the Company of $120,000.  Common stock was increased by $160 for the par value of the shares and $119,840 to paid-in capital.

On November 3, 2006, we entered into a securities purchase agreement with certain selling stockholders.  Under that agreement, we sold an aggregate of $5,150,000 in principal amount of our Series A 10% Senior Convertible Notes with a maturity date of November 7, 2008, and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,707 shares of our common stock.  We issued an aggregate of $2,575,000 in principal amount of debentures and 4,453,707 Series D Warrants at a first closing held on November 8, 2006, and due to conversion feature embedded in the notes and the warrants, the transaction was recognized as a liability under generally accepted accounting principles.  We issued an additional $2,575,000 in principal amount of debentures at a second closing held on April 12, 2007. The proceeds from the second closing were allocable to the embedded conversion features of the Debentures and Series D Warrants and recognizable as a liability under generally accepted accounting principles. One-half of the Series D Warrants became exercisable on November 8, 2006, and the remaining one-half will became exercisable on April 12, 2007.. We analyzed the provisions of the convertible debentures host contracts and concluded that the convertible note contracts should be analyzed under the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and the embedded derivative features should be bifurcated and separately measured at fair value.  We also considered Emerging Issues Task Force Issue 00-19 (EITF 00-19), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  The fair value allocated to the warrants in consideration of financing is $1,515,142 for warrants issued to the debenture holders, and $112,421 for the warrants issued to the broker, and was recorded as an increase to derivative liabilities. The fair value of the embedded conversion feature in the debentures is estimated at $844,764 and was recorded as an increase to derivative liabilities. Changes in the fair value of these derivative liabilities are recorded as interest expense. The resulting discount on the convertible debentures of $2,472,237 is being amortized to interest expense over the twenty-four (24) month term of the debentures.  Therefore, the fair value of the instruments was recorded as a derivative liability.

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

During August and September 2006, we entered into a series of purchase agreements with four previous investors of Guardian, under which convertible promissory notes in the aggregate amount of $1,100,000 and warrants to purchase 1,100,000 shares of our common stock were issued.  The warrants are exercisable during the twelve (12) month period commencing on the date of issuance at a price of $1.60 per share.  The proceeds of the sale of the notes were used by us for working capital purposes.  The notes bear interest at 15% per annum and were repayable 180 days after the date of issuance of the notes (maturity date).  The warrants contain certain anti-dilution provisions in the event of a stock dividend, capital reorganization, consolidation or merger of Guardian.   The bridge notes matured during February and March 2007.  The four noteholders agreed to extend the maturity date for an additional six months and the interest rate continues at 15% per annum.  We analyzed the provisions of the convertible note host contracts and concluded that the convertible note contracts should be analyzed under the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and embedded derivative features should be bifurcated and separately measured at fair value.  The relative fair value allocated to the warrants in consideration of the convertible note is $631,734 and, after considering the relevant provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock,” accordingly, increased paid-in capital.  Fair value of the embedded conversion option in the notes was determined using the Black-Scholes method for valuing options at approximately $468,266 and was recorded as a derivative liability.  Changes in the fair value of the embedded conversion option are recorded as interest expense. The resulting discount on the convertible notes of $1,100,000 is being amortized to interest expense over the six month term of the notes. During 2007, $800,000 of the $1,100,000 convertible promissory note was repaid and $300,000 was converted to equity.

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

During March 2005, an investor in our 2004 private placement exercised 2,342 stock purchase warrants that resulted in the issuance of 2,342 shares of common stock for cash proceeds to the Company of $6,206.

During January 2005, the Company accepted direct investment, previously subscribed in December 2004, from an accredited investor of $1,000,000 and issued 500,000 shares of common stock.

Recent Acquisitions

Acquisition of Wise Systems, Limited

On July 27, 2004, we completed the acquisition of Wise Systems Ltd.   Wise is a developer of advanced radiology information systems (RIS) with principal offices located in Corsham, Wiltshire, UK.  Through this acquisition, Guardian augmented its healthcare informatics offering of image compression technologies while increasing its global market potential. Guardian gained a number of important assets from the transaction, including Wise Systems’ RIS and the recently introduced picture archiving and communication system (PACS) that captures images and integrates them with other radiology information, making available to the healthcare enterprise a complete radiology patient record ready for distribution to caregivers where and when critical information is needed for optimal patient care. This seamless RIS/PACS software package keeps all of the critical information related to digital studies, such as MRI and CT scans, together in an electronic patient record package, allowing healthcare providers to share patient information under electronically secure methodologies and to comply with the Health Insurance Portability and Accountability Act (HIPAA) requirements.

Under the terms of a stock purchase agreement, Guardian acquired all of Wise’s stock from Wise’s two shareholders, Martin Richards and Susan Richards.  Guardian paid to Wise’s two stockholders an aggregate of U.S. $1,929,500 in cash and issued to them shares of Guardian Technologies’ common stock in the amount of $500,000.  $929,500 of the cash purchase price was paid at closing and the remaining $1,000,000 of the cash purchase price was paid by means of the issuance of an interest bearing promissory note due 90 days after closing.  The deferred portion of the cash purchase price was paid upon maturity of the promissory note.  Guardian issued an aggregate of 106,739 shares of its common stock as the stock portion of the purchase price. The shares were valued on the basis of the average high and low sales prices of the stock for the 30 business day period which ended two days prior to the closing of the transaction.  At closing, the shares were deposited in escrow and are subject to forfeiture in the event Guardian Healthcare Systems Division does not achieve certain revenue thresholds over the three years following closing.  In the three annual performance periods ended July 28, 2007, Guardian’s Healthcare Division did not achieve the revenue threshold.  Therefore, a total of 106,739 shares were forfeited and returned to the Guardian out of escrow and such shares were cancelled.  The shares of stock were subject to a three year lock-up.  In addition, Guardian repaid an outstanding loan of one of the directors of Wise in the amount of $79,500.  At closing, the co-founder of Wise, Mr. Martin Richards, entered into an employment agreement with Guardian as Vice President of European Operations at a base salary of $210,250 per annum for a period of two years following closing which, expired on July 28, 2006.  Also, Mr. Martin Richards and Ms. Susan Richards resigned their positions as officers of Wise and as members of Wise’s Board of Directors, and have entered into non-compete agreements with Guardian Technologies for a period of three years following closing.  Furthermore, effective as of the closing, Mr. Martin Richards was released from personal guarantees for certain of Wise’s bank debt obligations and of Wise’s real property lease obligations. The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

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

During the Fiscal year ended December 31, 2007, the temporary equity account was decreased and the permanent equity account increased by $88,466, for the change in the estimated redemption value of the outstanding shares held by the shareholders of Difference Engines Corporation. Also, the Company reclassified from temporary equity to permanent equity, the redemption value of $78,556, due to the sale of Guardian stock held by the shareholders of Difference Engines Corporation.

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

To achieve our strategic vision, we are aware of the need to exercise financial and operational discipline necessary to achieve the proper blend of resources, products and strategic partnerships.  These efforts will accelerate our ability to develop, deploy and service a broad range of intelligent imaging informatics solutions directly to our target markets and indirectly through OEM/value added reseller (“VAR”) partners.  During 2007, we continued implementing changes across the spectrum of our business. We refined our marketing strategy and enhanced our PinPointTM and Signature MappingTM product offerings.

Our Strategic Achievements During 2007

In line with our strategic plan, during fiscal 2007, we accomplished the following:

PinPoint™:

•

Initiated our global sales/marketing strategy through the development of relationships with international security companies including:

o

We entered into a Strategic Alliance and Joint Development Agreement with Control Screening, LLC, d/b/a AutoClear, to deliver a fully integrated, automated threat detection hardware and software solutions for the homeland security marketplace.  AutoClear is a leader in the design and production of advanced X-ray scanners, explosive detection devices, and metal/weapons detectors. AutoClear’s global distribution network is expected to integrate our image analysis technologies into their comprehensive line of security x-ray scanners and, if such integration is achieved, will be the first to do so.

o

We entered into a non-exclusive Marketing License Agreement with EGC Informatics, Inc., d/b/a International Threat Detection Systems (“ITDS”) to pursue opportunities for both PinPoint and nSight.  Although there are no geographical limitations or requirements under the agreement, we expect ITDS will focus their marketing efforts in Spain, Portugal, Southern France and Latin America. ITDS recently entered into a key reseller and systems integration agreement with a multinational security company, Madrid-based Prosegur Group. Prosegur employs more than 75,000 employees worldwide that includes three out of every five security employees in Spain’s airports and 100% of the employees in Portugal’s airports. Prosegur is expected to reduce the time and effort normally required to access proper government authorities for the distribution of Guardian’s PinPoint product line. Prosegur has established relationships and offices in Spain, Portugal, France, Italy, and Romania in Europe; and Mexico, Colombia, Peru, Brazil, Argentina, Paraguay, Uruguay and Chile in Latin America.

o

We entered into an agreement with Hi-Tec Aviation Safety & Security Systems Pvt. Ltd. for the sale, installation and servicing of our PinPoint™ and nSight™ products in India and the adjacent countries with common boundaries, except China.  Hi-Tec will be the exclusive reseller for India, and a non-exclusive reseller for the adjacent countries within the territory.

o

On June 26, 2007, we entered into a perpetual, non-exclusive nontransferable software licensing agreement with NAST to use our PinPoint™ product at their location in Moscow, Russia. NAST agrees that in the process of certifying our product and documentation, that they will not reverse engineer, decompile, disassemble or extract, as applicable, any idea, algorithms or procedures for the software or documentation for any reason, and shall not copy the software.

•

Renewed the Cooperative Research and Development Agreement (CRDA) with the federal Transportation Security Laboratory (TSL) to evaluate the Company's PinPoint™ threat-detection technology for an additional six month, and subsequently in February 2008 for an additional year. CRDA programs under the TSL mission are conducted to accelerate and expand promising technologies to the point of operational test and evaluation. Under the terms of the extended agreement, TSL will perform an independent assessment of PinPoint,

•

We completed a live homemade explosives image data collection project for the Spanish government, hosted by TEDAX and supported by Prosegur at a special facility near Madrid, Spain. With the completion of the data collection initiative, the Company developed unique signature qualities necessary to detect a range of homemade explosive compounds that have been identified as among the gravest terrorist threats by security agencies throughout the European Union. While we have experienced some unexpected delays in progressing to a final test, we believe that approval by the Spanish government for PinPoint™ will occur prior to the end of second quarter 2008.

Signature Mapping™:

•

Developed relationships with organizations for the continued development of Signature Mapping™ including:

o

We signed a joint development agreement with the Aurum Institute, a leading international research institute in South Africa that is committed to the detection and treatment of HIV, malaria and tuberculosis. Together, we expect to work towards the development of a fully automated imaging analysis system for the early identification of tuberculosis and malaria.

o

We entered into a Teaming and Joint Development Agreement with Rogan-Delft Diagnostic Imaging, a major innovator and a division of Dutch software development company Rogan-Delft.  Delft is a leader in x-ray screening devices for tuberculosis and has installed over 30,000 systems worldwide. The agreement establishes a strategic development program providing for Guardian's Signature Mapping™ computer-aided-detection with visualization software to be fully integrated into the Delft Odelca-DR™ digital chest x-ray system. In the event an integrated product is developed, Delft Imaging Systems will be positioned with a turnkey solution for the mass screening of patients and the digital storing, transmission and diagnostic viewing of images. The system is expected to be designed with special attention to the clinical imaging requirements for detection of tuberculosis in the developing world.

o

We began a collaboration relationship with the Medical Imaging and Informatics Laboratory at the University of California (USC) to further validate our Signature Mapping™ application for breast cancer, and to develop a prototype that we expect will serve as a model for future use by radiologists. The clinical evaluation was led by Dr. H.K. Huang and his team who evaluated feedback provided by leading radiologists from USC regarding potential enhancements to Signature Mapping™ visualization tools and integration methodology as it applies to medical radiological imaging workflow.  Initial results of the study showed a 95% positive detection of breast cancer using Signature Mapping™.

•

Submitted a new patent filing for a vital component of the Company's Signature Mapping™ software solution. The new patent filing wraps additional technological imaging advancements around Guardian's existing eleven patents to enable an industry-first product that detects threatening tissue smaller than those a radiologist can see with the naked eye, enabling earlier treatment, dramatically reducing unnecessary biopsies and potentially increasing survival rates.

•

Successfully completed a clinical study involving the evaluation of our Signature Mapping™ software solution product using the University of Florida’s Digital Data Base for Screening Mammography (“DDSM”), a well-known and clearly defined online database of mammographic x-ray exams for use in the research community.

Other activities:

•

Received net proceeds of approximately $2,540,000 from certain private placements of our securities, $169,300 from employee stock options exercised, $815,641 from the exercise of common stock purchase warrants, and $2,217,747 from a convertible debenture financing following the April 2007 effectiveness of a registration statement under the Securities Act.  We reduced our short-term loans by $800,000, including $100,000 towards loans from an executive officer and $700,000 towards convertible notes.

•

Formed an Advisory Board that will focus on strategic positioning of new technological developments, future product development, industry trends, and potential research collaborations with third parties. When fully assembled, the Board will consist of five members, who will serve in one-year terms.  The members are expected to include certain internationally recognized scientists and industry professionals that bring a wide range of expertise in imaging analysis capabilities.  The Company has appointed as Chairman of the Advisory Board, Ronald R. Polillo who is also a member of our Board of Directors.  We also appointed Ronald B. Schilling, Ph.D. as a member.

•

Appointed two Board members to replace two directors who resigned their positions during 2007, as follows: (i) Mr. Ronald R. Polillo, a world-renowned expert in aviation security technologies, and (ii) Mr. Henry A. Grandizio, a named partner at Grandizio, Wilkins, Little & Mathews, who brings financial experience to the Chairmanship of our Audit Committee.

•

District Court for the Fourth Judicial District of the State of Minnesota ordered that all claims against Guardian and its co-defendants, Thomas E. Ramsay and Nancy C. Goetzinger, in the lawsuit entitled VisualGold v. Thomas E. Ramsay, Nancy Goetzinger and Guardian Technologies International, Inc., be dismissed with prejudice.

•

Incorporated Applied Visual Sciences, Inc., as a wholly-owned subsidiary that will be focused on accelerating the commercialization of the Company's next-generation disease detection technology for the healthcare industry.

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

Vital to our business strategy are partnerships that contribute to our product innovation efforts or expand the distribution of our products. Our goal is to have partners in certain target markets, primarily the international markets, focused on distributing and servicing our PinPoint and Signature Mapping software products as they become commercially viable. In addition, we propose to develop and leverage additional technology partnerships to expand our product offerings or enhance our existing products to appeal to a specific market.

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

Guardian’s core technology is an “intelligent imaging informatics” (“3i”) engine that is capable of extracting embedded knowledge from digital images, and has the capacity to analyze and detect image anomalies. The technology is not limited by type of digital format.  It can be deployed across divergent digital sources such as still images, x-ray images, video and hyper-spectral imagery. To date, the technology has been tested in the area of threat detection for baggage scanning at airports and for bomb squad applications. Varying degrees of research and development have been conducted in the areas of detection for cargo scanning, people scanning, military target acquisition in a hyper-spectral environment, and satellite remote sensing ground surveys.  Further, we have engaged in the preliminary research and development of certain products for use in the imaging field of diagnostic radiology, a product we refer to as Signature Mapping. Product development in these areas is ongoing, and while there can be no assurance, we believe that the technology should produce results equal to or greater than those currently achieved in baggage scanning.

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

•

We have 16 pending patent applications (U.S. and foreign) covering the implementation of our core 3i technology.

•

Independently tested to high levels of reliability.  Outperformed current technologies by increasing detection rates and lowering false positives (current performance data based on reports by industry experts).

•

Multi-process application built on a foundation of algorithms, image filters, statistics, and physics.

We believe PinPoint has not reached technological feasibility as certain high-risk development issues are not addressed until PinPoint is integrated with manufacturers’ scanning equipment.  On November 14, 2005, an extended alpha version (test version beyond internal testing) working model of PinPoint was completed and delivered to East Lin Group, Tarcusskaya Street, 8A, Moscow, Russian Federation  for testing  that was conducted at Domodedevo Airport in Moscow and the subsequent certification process started. In June 2007, the Company completed the necessary laboratory study by an accredited Russian laboratory.  In October 2007, the laboratory provided a full report to the Russian Federation representing the final step in the certification process.  We are awaiting approval of our application as the final step in the certification process.

While we are currently seeking to license our PinPoint product, we do not anticipate any sales of PinPoint until we are able to seamlessly integrate with a manufacturer’s scanning equipment. Accordingly, in October 2007, we entered into a Strategic Alliance and Joint Development Agreement with Control Screening (d/b/a. AutoClear) that provides for certain joint development with a view to integrating our PinPoint technology with AutoClear’s threat detection hardware (AutoClear 6040 baggage scanner and multi-view AT prototype scanner).

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

We are also pursuing an additional market opportunity using our 3i platform technology, adding to our detection family of products.  PinPoint nSight™ (nSight) provides visualization enhancements that allow bomb technicians and investigators to assess the presence of explosives more rapidly and accurately using single-energy x-ray scanners.  The technology adds textural and color components to such images, helping bomb investigation technicians to detect threats that would otherwise be unseen by the human eye. The PinPoint nSight product is currently being evaluated at the Federal Bureau of Investigation (FBI) Hazardous Device School at Redstone Arsenal, Alabama.  In May 2006, we entered into a Distribution Agreement with Logos Imaging LLC, a manufacturer of portable bomb scanning equipment, with regard to the distribution of PinPoint nSight™.  During fiscal 2007, we sold to Logos 10 licenses for our threat assessment software technology for bomb detection scanners, PinPoint nSight™.  We’re also continuing to develop other distributor relationships in an effort to increase market penetration of our PinPoint nSight ™ product.

Healthcare 3i Technology Solution – “Tissue Characterization” advancing Medical Computer Aided Detection (Medical CAD)

In an effort to expand upon the use of our core technology 3i™ “intelligent imaging informatics,” we have been migrating and adopting our threat detection algorithms and quantitative imaging capabilities for use in the imaging field of diagnostic radiology.  The technology for this developmental project is called Signature Mapping™.  Our Signature Mapping™ technology is in development and, currently, we do not have a product that we may market and sell in the U.S. medical market.  Furthermore, any Signature Mapping™ product we do develop will be subject to Food and Drug Administration (“FDA”) review and approval, including with regard to its safety and effectiveness, before we may begin marketing and selling any such product in the U.S. Such approval may require us to obtain extensive data from clinical studies to demonstrate such safety or effectiveness.  Also, we may be subject to similar regulatory requirements in any foreign country in which we seek to market and sell our CAD products.  There can be no assurance we will be successful in obtaining any such approval from the FDA and such approval may take approximately two years to obtain.

The challenge for modern radiology is to improve the quality of clinical care while simultaneously reducing costs and improving patient outcomes.  To accomplish this goal, radiology has greatly expanded its use of various imaging modalities to include Nuclear Medicine, Ultrasound, Computer Tomography (“CT”), Magnetic Resonance Imaging (“MRI”), Positron Emission Tomography, and Digital Radiography (X-ray”).

While significant improvements in diagnostic radiology have occurred using these imaging modalities, the same degree of technological advancements has not been available to help radiologists to accurately interpret and quantify the rapidly expanding number and diversity of imaging cases generated each day; and coupled with the level of difficulty in reading the image, radiologists are also prone to interpretation subjectivities, and misreads given the enormous patient loads and time constraints radiologists face each day. Studies and other literature indicate that radiologists are about 80% accurate at best in reading screening x-ray breast examinations - 75% accurate for women in their 40s. Certain studies have found that lesions are simply not detected 10 to 15% of the time.  Such knowledge has resulted in a tendency towards additional procedures, such as biopsies which sometimes prove unnecessary.

While traditional computer-aided detection (“CAD”) assists radiologists by marking anomalies without providing additional visualization or analytical tools, CAD applications have certain characteristics that limit their capabilities. CAD results are associated with high false positive rates. The pattern recognition algorithms employed by CAD restrict their functionality to searching for a specific disease within a specific imaging modality. Guardian is developing a new approach for medical image analysis called Signature Mapping™.  It is the first image-analysis-based technology that is expected to be capable of “characterizing tissues” across a broad range of digital imaging modalities. The software has been designed to work seamlessly with Digital Imaging and Communication in Medicine (“DICOM”) images generated from any existing imaging modality.  It can be integrated into a PACS network, a stand-alone digital imaging modality, a diagnostic workstation or a clinical review workstation.

Similar to a person’s fingerprint, each tissue has a unique structure. Each structure creates a unique pattern or “signature” that can be extracted from an image to differentiate, locate, identify, and classify by using our Signature Mapping™ technology.  Signature Mapping™ is expected to further help radiologists by visualizing the various structures within a particular tissue so they can be examined and quantified. This capability is expected to provide a next-generation image analysis, clarification, visualization and Signature Mapped “tissue characterization” and detection.  Management believes that it will add significant clinical value to a wide range of difficult to detect diseases in diagnostic radiology by distinguishing and characterizing different tissue types in images regardless of the modality that generated the image.

Based on its unique properties, Signature Mapping is expected to be capable of being used to analyze images generated across all imaging modalities without the need for new image capture hardware costs.  It will serve as a software-based, multi-modality approach to image analysis when combined with Signature Mapping’s unique” tissue characterization” and detection. As a result, Signature Mapping is expected to differentiate the contrast resolution between different tissue types, even when the material or tissue in the image is very diffuse or obscured by other objects, such as is the case where diseased lung tissue is located behind a rib in an x-ray chest examination. It is capable of displaying these ‘signatures’ in a way that empowers radiologists to make a more informed and confident diagnosis, even for hard to distinguish structures such as masses in dense breast tissue.

Rather than solely analyzing the pixel values in an original image, the Signature Mapping process applies a series of proprietary algorithms to iteratively impact the image and cause pixels associated with each material or tissue type to react collectively producing a unique signature.

Multiple iterations of the Signature Mapping process can be employed to process a single image. An initial phase is used to isolate specific tissues (segmentation), while additional processes discriminate structures within the tissue.  For example, a first process may be used to locate and isolate the prostate in an MRI scan while a second process may reveal a signature indicating the presence of a tumor within the prostate.

Signature Mapping appears to provide advantages for providing the knowledge for automatic detection.  The development of a “tissue characterization” and detection model employs the use of supervised machine learning and contextual image analysis to analyze and classify the features associated with the newly created “signatures.”  The fusion of these three technologies is known as Guardian’s Intelligent Imaging Informatics 3i™. Unlike other pattern recognition methodologies, the 3i solution can reveal and differentiate inherent structures for all materials in an image regardless of:

•

The imaging modality used to create the image,

•

Location within the image,

•

Shape or texture, and

•

Object orientation even if obscured by its relationship to other materials.

Clinical Experience and Medical Accomplishments

While Signature Mapping is expected to be capable of use in a wide range of medical image analysis applications, our initial application product development efforts are focused in three areas:

•

Breast imaging using x-ray mammography, MRI and ultrasound.

•

Neurological imaging through the detection and quantification of:

o

acute intracranial hemorrhage using non-contrast CT,

o

normal pressure hydrocephalus,

o

multiple sclerosis using MRI.

o

Chest radiography targeted at tuberculosis and silicosis detection using digital X-ray and sputum samples.

In July 2007, we entered into an agreement with the Medical Imaging Informatics (MI2) at the Keck School of Medicine, University of Southern California to conduct a multiple-phase process to clinically evaluate, and give feedback on potential enhancements to, our 3i “intelligent imaging analysis” solutions as applied to medical radiology imaging.  Our 3i product segments clarifies, distinguishes and identifies organic objects even when masked by one or more other objects of similar density and chemical composition.  This is an expected product extension of our 3i-based computer-aided detection technology in adapting scientific principles employed for explosives detection to medical image analysis.  We continued our collaboration relationship with a new agreement dated July 19, 2007 for a one year term, to include clinical studies for our Signature Mapping™ product.  The first half of the collaboration focused on image-based visualization and CAD solutions for the detection of breast cancer on mammograms, and the second half of the collaboration will be for the detection of small acute intracranial hemorrhage (“AIH”) on CT.

Including the above research with the MI2, we have to-date performed five pilot programs and studies conducted under the direction or use of: (i) Image Processing and Informatics Laboratory at the University of Southern California (USC) using clinical data and images provided by USC, (ii) Howard University School of Engineering as well as their Cancer Center, and (iii) South Florida Clinical Mammography Data Base.

Breast Cancer

The Disease

Breast cancer is the most commonly diagnosed cancer and the second leading cause of cancer deaths among women in the US.  Although the overall morbidity rate of breast cancer is lower among African American Women (AAW) than Caucasian Women, the morbidity rate among AAW younger than 50 years old is higher than Caucasian Women and has resulted in substantially higher mortality rates (31/100,000 vs. 27/100,000). The table below shows annual demographics for breast cancer statistics in the U.S.

Breast imaging procedures	About 35 million screening exams
Biopsy procedures	About 1.5 million biopsies conducted
12% of biopsies are positive	168,000 detected cancers
Mortality rate	About 40,950 women
Biopsy per procedure cost	$1,000 - $3,000 dollars
Annual gross national biopsy cost	$1.5 - $4.5 billion dollars
A 10% reduction in biopsies would save approximately	$150 - $500 million dollars

Source: Breast Cancer Fund, “The Demographics of Breast Cancer in the U.S. 2003.”

Detection

Early detection is a critical factor for controlling survival. Early detection provides increased therapeutic options and improved probability of survival. Mammography is a reliable and cost-effective screening technology. When properly conducted, mammography has been estimated to reduce breast cancer mortality by 20-30%.  Currently, ductal carcinoma-in-situ (DCIS) represents 25%-30% of all reported breast cancers.  Approximately 95% of all DCIS are diagnosed because radiologists identify them in mammograms. However, reading mammograms is difficult and prone to misinterpretation, subjectivity, and misreads.  Studies have found that screening x-ray exams are about 80% accurate at best and that lesions are simply not detected 10% to 15% of the time. The National Cancer Institute reported that 25% of breast tumors are missed in women in their forties. (See Liu B, Z. M., Document J (2005, "Utilizing data grid architecture for the backup and recovery of clinical image data." Comput Med Imaging Graph. 29(2-3): 95-102, and National Cancer Institute, "Cancer in African American Women.")

Dense breasts pose a greater challenge to cancer detection using mammograms, especially early-stage breast cancers. Approximately 25% of women have dense breasts; thus a large number of mammograms, especially in AAW, are more difficult to clinically interpret. The risk of breast cancer associated with the highest category of density is estimated to be two to six times greater than for women with the lowest category of breast density.

Clinical Value of Signature Mapping

On the basis of our initial studies, the signatures of malignant tumors in mammograms exhibit significant differences when compared with cysts, benign lesions, or dense breast tissue after being processed with Signature Mapping.  Measurable differences exist among different breast structures in both the spatial and frequency domains.  Signatures of different tissues vary in their entropy, linearity, boundary gradients, and homogeneity. As a result, the internal structure of masses in dense breast tissue can be characterized and identified and displayed radiographically to the clinician. Signature Mapping is expected to visually display levels within the tumor and distortions in the breast geometry outside the tumor.

The effectiveness of these algorithms was evaluated through a pilot study conducted with the Norris Cancer Center at the University of Southern California. The study consisted of two sets of mammographic cases, a training set and a testing set.  Both sets contained 40 normal and 40 confirmed solid cancer masses and were matched for levels of interpretation difficulty and patient age, variations in breast density, and types of tumors. Guardian used the training set for the development of its algorithms and for training the participating radiologists in the study.  The test set was used in the pilot study to gain clinical feedback and determine the effectiveness of the radiologist’s interpretations using Signature Mapping. Preliminary clinical results based on the visual performance of five highly-skilled and experienced mammographers using the mammography-specific Signature Mapping process demonstrated improved accuracy and ease of use in the study.

Clustered microcalcifications may be the only visually detectable manifestation of early breast cancer. Mammography is very responsive to the presence of micro-calcifications, however, the specificity of mammography remains low.  Benign calcifications cannot always be distinguished from those indicating malignancy resulting in a large population of women who do not have cancer, but are subjected to biopsy.  Using Signature Mapping we expect that the miniscule structures within micro-calcifications can be characterized and their potential for pathology identified by the radiologists.

While carcinomas are rarely found in cysts, they are difficult to accurately diagnose through the use of mammography because they cannot be distinguished from other well circumscribed solid masses unless they display several characteristic patterns of calcification. Guardian is optimizing Signature Mapping for the accurate characterization of cysts as part of ongoing development that includes an early-onset cancer detection model.

Traumatic Brain Injury

The Disease

Traumatic Brain Injury (TBI) and acute stroke are two patient populations extremely likely to present in emergency room settings. Each requires immediate, accurate determination of the presence of bleeding for treatment and optimal outcome. However, detection and diagnosis of acute intracranial bleeding can be extremely challenging for the emergency room physician. In the U.S., traumatic brain injury is the major cause of death in children, and stroke is the third leading cause of death in the adult population.  The following are pertinent statistics.

Traumatic Brain Injury

Stroke	Incidence - Hemorrhagic Incidence - Ischemic Total	1,500,000
112,500 637,500 750,000	Deaths	50,000
160,000	Long Term Disabilities	90,000
295,000	Economic Impact	$56.3 Billion annually
$62.7 Billion annually

Source: Center for Integration of Medicine and Innovative Technology.

Detection

For acute stroke patients, non-contrast head CT scanning is mandatory for rapidly distinguishing ischemic from hemorrhagic infarction and for defining the anatomical distribution of the stroke.  Patients with acute ischemic stroke may be triaged to receive thrombolytic therapy to break the clot, while patients with hemorrhagic stroke follow a different diagnostic and therapeutic pathway.  CT scans also may rule out other life-threatening processes such as hematoma, neoplasm’s and abscesses.

For patients with TBI’s, with or without a fracture, the most critical factor is determining if a brain injury is present.  CT scan is used most often to evaluate acute head injuries; a major indicator of brain injury is the presence of intracranial bleeding.  CT is useful for identifying injuries to the brain itself and to determine the presence, location and severity of bleeding. Data collected from the research company IMV indicates that in 2006, about 62 million CT procedures was conducted in the United States, and estimated that between 38 and 50 percent of those studies were conducted to image the brain.

Clinical Value of Signature Mapping

We have developed multiple solutions for the analysis and “tissue characterization” of the brain, including the detection of 5% or less intracranial hemorrhages, the detection and quantification of multiple sclerosis lesions, and the measurement of normal pressure hydrocephalus.  The most extensive work has been focused in the area of Traumatic Brain Injury with a special emphasis on accurately segmenting and detecting intracranial bleeding using axial Computer Tomography (CT) slices.

Under our test conditions, Signature Mapping has been demonstrated in all cases to be an accurate and sensitive tool for the detection of acute intracranial bleeds. It has also demonstrated an ability to differentiate between small intracranial bleeds that are less than 5% subdural hematoma from difficult to discern bone hardening artifacts typical in most CT scans. In an early study results of ER physicians, general radiologists and neuroradiologists; Signature Mapping improved the performance of all three groups, and more importantly, elevated the detection performance level of the emergency room physicians to those equaling the neuroradiologists.

Results of the multiple sclerosis study found that Signature Mapping algorithms are capable of accurately detecting lesions and, importantly, providing accurate automated measurements of the size and overall lesion volumes. Compared to clinical observers, Signature Mapping proved to be a more sensitive tool for detecting lesions that were considered marginal or undetectable and provided extremely accurate measurements while reducing the radiologist analysis time to just seconds.

Normal Pressure Hydrocephalus (NPH) was also analyzed by IPI. The challenge facing the radiologist is determination of whether the pressure changes in the ventricles are caused by the normal course of aging or as a result of an anomaly. Signature Mapping detected and quantified the ventricles and cranial spinal fluid visualized from the MRI images. IPI reviewed the results of utilizing Signature Mapping and determined that the results accurately detected cerebral spinal fluid, provided a methodology for segmenting the ventricles, and determined and quantified ventricular size and volume.

Lung Disease – Tuberculosis

The Disease

The World Health Organization (“WHO”) has declared tuberculosis a global health emergency. WHO has estimated that 2 billion of the world's population is infected with the tuberculosis bacteria. Furthermore, WHO statistics indicate that in 2006 approximately 9.2 million people developed tuberculosis and 1.5 million people died from the disease, mostly in underdeveloped countries. (See “Global Tuberculosis Control- surveillance, planning and financing,” WHO Report 2008.)

Detection

Tuberculosis detection and treatment in developing countries is hampered by a shortage of radiologist and technologists available to interpret and administer chest x-rays.  Typically, a long lag time exists between the time chest x-rays are administered and when an accurate diagnosis can be made and communicated to the patient.  Patients’ sputum samples are also used to detect tuberculosis.  Sputum sample analysis is a highly laboratory intensive and tedious, time-consuming process requiring highly trained laboratory technologists.  Any diagnostic lag time between conducting a patient’s chest x-ray and sputum sample laboratory tests delays interpretation, diagnosis and drug therapy. In some cases the patients are difficult to re-contact and may never receive drug treatment. These delays mean the infected patients are likely to infect others in their immediate surrounding.

Clinical Value of Signature Mapping

We have partnered with the Aurum Institute for Health Research (“Institute”).  The Aurum Institute, headquartered in Johannesburg, South Africa, is an internationally recognized medical research organization, a world leader in research and treatment involving tuberculosis, HIV/AIDS, malaria and other infectious diseases.  Under the collaborative research partnership, Guardian and the Institute’s scientists are expected to collaborate to perfect the use of Signature Mapping imaging technology to automatically detect, identify and quantify the bacteria that causes tuberculosis. Automation of these processes with Guardian's technology is expected to reduce labor costs, provide more timely diagnosis and delivery of therapeutic treatments, eliminate human errors and sharply improve detection rates and accuracy of diagnosis.  The Aurum Institute has also partnered with Guardian to expand its activities within the mining industry to include detection of silicosis. Silicosis is a form of lung disease resulting from occupational exposure to silica dust over a period of years. Silicosis causes slowly progressive fibrosis of the lungs, impairment of lung function and a tendency to tuberculosis of the lungs. In early internal tests, Signature Mapping™ has been shown to be capable of detecting silicosis.

Furthermore, we have established a strategic development agreement with the global healthcare leader Delft Diagnostic Imaging (“Delft”) headquartered in The Netherlands, a leader in x-ray screening devices for the detection of tuberculosis with over 30,000 systems installed worldwide.  The agreement establishes a strategic development program providing Guardian’s Signature Mapping software to be fully integrated into the Delft Odelca-DR digital chest x-ray system.  The integrated product is expected to position Delft with a turnkey solution for mass screening of patients and digital storing, transmission and diagnostic viewing of images.  The system has been designed with special attention to the clinical image requirements for detection of tuberculosis in the developing world.

The use of Signature Mapping™ to detect and monitor tuberculosis (“TB”) changes over a given treatment period using radiographic chest x-rays was also studied. In early internal tests, Signature Mapping™ proved to be successful in detecting lung area, quantifying normal lung volumes, and reporting lung volume changes over time during drug treatment therapies.

Our efforts are focused on the development of a technology platform for diagnostic radiology and developed for specific diagnostic modalities and targeted applications based upon our Signature Mapping™ technology that we expect to be able to market and sell to the medical industry in the U.S. and overseas. We have made technical progress in the development of Signature Mapping™.  However, certain of the products we may develop will require us to obtain FDA approval for such product to enable us to sell such product in the U.S., or satisfy any comparable regulatory approval requirements overseas.  Further, our ability to develop any such product will depend, in part, on our ability to raise additional financing to continue such development or obtain applicable grant funding.  There can be no assurance we will be able to raise such additional financing or funding to continue our development efforts.

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

Due to the increased efforts and focus in developing our Signature Mapping imaging technology, we have discontinued active marketing of our FlowPoint products and seek licensing arrangements with other software or hardware providers who may use our RIS and PACS systems to complement their existing product line.  Accordingly, during January 2008, we entered into the first such licensing arrangement with Rogan-Delft for a perpetual, nonexclusive and nontransferable license to use, modify, create derivative works from, market and sublicense our FlowPoint Radiology Information System (“RIS”) product.

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

Technology is expected to convert the marketplace from a largely services (labor-driven) environment to “technology intensive.”  The current baggage screening technology is a stopgap measure rather than a delivering solution.  The fused technologies "checkpoint of the future" will dominate the market.  It will provide multi-threat screening (next generation bombs weapons and weapons of mass destruction). Sectors such as aviation, maritime and mass transit, public gathering sites and government and private sector sensitive sites is expected to spend an accumulated $60 billion on hand-held baggage screening equipment, service and infrastructure during the 2003-2010 period (compared to an accumulated $7 billion during the 1994-2001 period). See Homeland Security Research Corporation (HSRC) report, “2003-2010 Luggage and Large Parcel Screening Market Report.”

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

Our challenge with our PinPoint product is to establish the testing and certification standards, to validate through independent parties the efficacy of PinPoint as an automated threat detection solution, and to convince the appropriate governmental authorities to commit financial resources to purchase PinPoint.  Our initial action to meet the challenge was the execution of a Teaming Agreement with Lockheed Martin. Through our joint efforts, we have been able to establish the necessary testing standards and methods. While it remains to be seen if our efforts will result in a TSA certification, we have made material strides in the development of PinPoint, the accumulation of a large database of threat and non-threat images, and in the documentation of testing procedures and results.  Further, we have commenced the international marketing and sale of PinPoint through our contractual relationships with EGC Informatics and Fowler International for sales and marketing activities. These relationships are a significant strategic component of our growth strategy as they provide us the sales and marketing reach that we would not otherwise be able to staff or fund.

We successfully completed testing in Moscow, Russia, and Madrid, Spain.  Management believes that market acceptance of PinPoint in these markets as a viable threat detection solution will not only enhance our ability to sell worldwide, but it will open additional opportunities for the development of PinPoint as the “intelligent image” analysis solution for areas such as target acquisition, satellite remote sensing, and additional opportunities within aviation security such as people portals and cargo scanning.

The discussion of the market for our PinPoint product focuses on the aviation security industry in the U.S.  Data for markets outside the U.S. are not readily available or may not be reliable. Management believes that the Company will generate revenues from PinPoint internationally prior to earning its first U.S. revenues.  The reason for this expectation is twofold: (i) Guardian has established Distribution/Reseller Agreements in Russia, Spain, and Central and South America, and (ii) Guardian is involved in several opportunities for the sale of PinPoint in Russia.

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

People Portals

Almost every threat that requires people screening is currently monitored by a different system (explosives, weapons, biological, chemical, and nuclear/radiological).  Management believes that today's people screening systems deliver unacceptable performance (high ‘false alarm’ rates, slow processing throughput, continued dependence on human detection, and high transaction costs).  Over a period of 10 years (2001-2010) the total U.S. annual people screening outlay is expected to grow to over 15 times its current size.  Sales of $590 million in 2001 are forecasted to grow to $3.5 billion in 2006 and to $9.9 billion in 2010. The compound annual growth rate is expected to be over 50% for the 2003-2010 periods. Management believes that the market for people portals that utilize imaging as its detection methodology is a sub-set, and is estimated at

50% of the entire forecasted market of which management believes PinPoint can address.  See HSRC report, “2003-2010 People Screening Weapon & Explosives Detection Market Report.”

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

The aviation sector alone handles more than 60 billion tons of cargo per year, and is growing at a rate of 9% per year.  Total cost of added security for airline cargo alone was forecasted to surpass $2 billion in 2006 in the U.S.  Present airline insurance costs are $6 billion/year, six times higher than their pre 9/11 levels.  See HSRC report, “2003-2010 Cargo Screening Market Report.” A single cargo terror event is expected to drive these costs even higher. The events of 9/11 caught the luggage and large parcel industry by surprise, since this industry was operating on a schedule that required the introduction of proper solutions only by 2025. With existing technologies and budgets, it is impossible to deliver screening for more than a small fraction of luggage and parcels, and even that only at essential and ultra sensitive sites.

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

Healthcare Products

Market

CAD vendors today have developed and sold clinical products in three major applications segments; mammography as a second look for the screening and early detection of breast cancer; chest CT for the early detection of nodules and CT of the colon for the non-endoscope screening of polyps.

In 2006 an analyst at Frost & Sullivan stated "Early introduction of integrated CAD solutions is critical for gaining market share and may lead to higher profits…These new systems will enable workflow improvements while providing a smooth migration to the digital solution. This will increase the viability and broaden the appeal of these systems, and is likely to result in increased sales and revenues."  These are new markets with new applications. The market is shifting towards CAD as physicians’ confidence levels continue to grow. For example, the radiologist who uses CAD for Mammography (one of the most prevalent today) would most likely be very willing to trying new clinical applications.  This is true for general radiologists and specialty radiologists.  Frost and Sullivan studies published in 2006 estimated world wide radiology imaging procedures for all modalities at slightly a billion procedures per year and estimated that approximately 300 million to 350 million procedures were attributed to the USA.

In 2006, Frost & Sullivan projected CAD sales to reach $600 million by 2009 with a Compound Annual Growth Rate (“CAGR”) of +18% by 2010. With replacement expected in full force in the two segments with the most demand by that point, namely, the breast MRI CAD segment and the mammography CAD segment, overall replacement in the total CAD market is expected to reach almost 50 percent of demand by 2012. With each new CAD technology introduced to the market, the potential size of this new market grows exponentially “Given the myriad of body parts and systems that CAD technology could be applied to in the future, as well as the different imaging modalities associated with each, growth in this market could be virtually unstoppable.”  Such as, a new technology introduced for CT would be applicable to the brain, chest, neck, abdominal and other areas of the body; or Ultrasound would be applicable for the breast, liver, prostrate and abdominal, for just a few examples.

Shalom S. Buchbinder, M.D., FACR, Chairman, Department of Radiology, Staten Island University Hospital, and Clinical Associate Professor of Radiology, Obstetrics, Gynecology and Women’s Health, Albert-Einstein College of Medicine of Yeshiva University, New York, U.S.A. (Changing the Way Healthcare is Delivered, RSNA 2004, p89) states “This relatively new technology improves the decision making compatibilities of clinicians…In my opinion mammography CAD has proven its clinical value and the future is about more robust and sophisticated tools that can, in addition to detection, help in the analysis of lesions. Innovative technologies can provide valuable information to support lesion classification.”

Competition

We expect to compete with existing CAD manufactures such as iCAD, Hologic, Medipatten, Confirma, Siemens, or Carestream Health, each of which is better capitalized and has greater marketing, personnel and other resources than Guardian and are well established in the healthcare market..  We may also partner with one or more of these existing CAD manufacturers, or an emerging company with new technology for the CAD arena.  Once our products are commercially viable, we anticipate marketing and selling our products through original equipment manufacturers (“OEM”), or system integrators.

SALES, MARKETING AND DISTRIBUTION

PinPoint Market

We market and sell our PinPoint product through our internal sales force, agents, distributors and consultants.  At the same time, we intend to escalate our efforts with the TSA.  Initially, we worked with Lockheed Martin Distribution Technologies to advance the certification process with TSA and, following the termination of our agreement with Lockheed, we are continuing to work with TSA independently. Additionally, we will seek the support of politicians through our lobbying efforts and the support of certain scanning equipment manufacturers.  While TSA certification is not absolutely essential to the acceptance of our PinPoint product, management believes that TSA certification and a business relationship with the TSA is important to our strategic growth plans as the relationship offers the opportunity to obtain potential sub-contracts for baggage scanning applications and for additional aviation and transportation security contracts. Management remains focused on the ongoing development of PinPoint, particularly with respect to test results.  This focus must be even sharper as we enter the pilot test arena where the duration of the pilot test, the conditions under which the pilot test is conducted, and the definition of success and failure will vary country-by-country.  Market acceptance is a key to our future success and there can be no assurance that our PinPoint products will achieve that acceptance.

Initially, we entered into a teaming agreement with Lockheed Martin Systems Integration (LMSI) that we believe has enabled us to establish certain testing standards and methods with the TSA.  While it remains to be seen if our efforts will result in a TSA certification, we have made progress in the development of PinPoint, the accumulation of a large database of threat and non-threat images, and in the documentation of testing procedures and results.

Further, as described below, we have entered into agreements with certain distributors and consulting firms to market and sell PinPoint in certain foreign markets, including South America, Spain, Portugal, Southern France, India, and Russia.  These distributors have in-country sales and technical support to market, sell and support PinPoint installations.

Healthcare Market

Signature Mapping Products

We may partner with one or more of the existing CAD manufactures such as iCAD, Hologic, Medipatten, Confirma, Siemens, or Carestream Health, or an emerging company with new technology for the CAD arena.  Once our products are commercially viable, we anticipate marketing and selling our products through original equipment manufacturers (“OEM”), or system integrators.

FlowPoint Products

Due to the increased efforts and focus in developing our Signature Mapping imaging technology, we have discontinued active marketing of our FlowPoint products and seek licensing arrangement with other software or hardware providers, who may use our RIS and PACS systems to complement their existing product line.  Accordingly, during January 2008, we entered into the first such licensing arrangement with Rogan-Delft for a perpetual, nonexclusive and nontransferable license to use, modify, create derivative works from, market and sublicense our FlowPoint Radiology Information System (“RIS”) product.

Product Distribution and Marketing

We have entered into the following distributor, strategic partnership, development, and consulting agreements with regard to our products:

Strategic Alliance and Joint Development Agreement with Control Screening (d.b.a. AutoClear)

On October 16, 2007, we entered into a Strategic Alliance and Joint Development Agreement with Control Screening, LLC, d/b/a AutoClear, to facilitate and promote the delivery of fully integrated, automated threat detection hardware and software solutions for the homeland security marketplace.  The agreement provides that we will work with AutoClear to integrate our Pinpoint technology with AutoClear’s advanced x-ray scanners, including AutoClear’s 6040 baggage scanner and multi-view AT prototype scanner.  Both parties will jointly evaluate the interface of PinPoint into AutoClear operating system, collect images of live explosives, and validate the performance of the combined solution.  During the term of the agreement, the parties may explore and assess other possible joint development or integration opportunities consistent with the intent and purpose of this agreement.  Each party agrees to that it shall be responsible for its own expenses incurred on conjunction with the agreement.  The agreement is for a term of three years unless otherwise terminated for cause or, except as provided in any subsequent agreement with regard to a project, upon thirty days’ prior written notice.  The agreement contains certain confidentiality, nondisclosure and indemnification provisions.

Marketing License Agreement with EGC Informatics, Inc. (d.b.a. International Threat Detection Systems)

On November 1, 2007, we entered into a non-exclusive Marketing License Agreement with EGC Informatics, Inc., d/b/a International Threat Detection Systems (“ITDS”) to pursue opportunities for our PinPoint 3i engine products.  Although there are no geographical limitations or requirements under the agreement, we expect ITDS will focus their marketing efforts in Spain, Portugal, Southern France and Latin America. The agreement is for a term of two years and is automatically renewed for successive two year periods unless a default by ITDS exists.  The agreement may be terminated upon breach of any material obligation under the agreement subject to a 30 day cure period.  The agreement provides that ITDS will be responsible for identifying, contacting and performing demonstrations, negotiating and obtaining customer license agreements subject to Guardian’s acceptance and execution.  ITDS will assist with collection efforts of outstanding receivables.  ITDS is required to submit to Guardian monthly written reports to include promotional and marketing activities, a summary of the nature of contacts with end-users, and the date of each license agreement executed by each end-user.  ITDS may provide the end-user ancillary services including installation, training, and consulting.  Guardian will pay to ITDS a commission equal to 18% of the net license fee (actual license fee revenue received by Guardian less royalties, commissions, hardware fees or similar payments to third parties in connection with the licensing of products, charge-backs or credits in favor of Guardian or refunds to the end-users).   ITDS shall be responsible for its own expenses and costs under the agreement.  The agreement contains certain indemnification provisions and for arbitration in the event of a dispute.

Distributor Agreement with Borlas Security Systems, Ltd.

On March 14, 2008, we entered into a non-exclusive Distributor Agreement with Borlas Security Systems, Ltd (“Borlas”).  The agreement is for a period of one year, and is automatically renewed for successive one year periods unless either party gives to the other party written notice of termination at least one hundred eighty (180) days prior to the end of the initial or any renewal term.  Borlas has agreed to use its best efforts to vigorously and actively promote the sale of our security products in the Russian Federation and Commonwealth of Independent Sates (“CIS countries”).  Borlas has agreed to train dealers and contractors regarding the proper usage and application of our security products; maintain inventory levels in connection with maintenance repair services that are adequate to serve the needs of the customer, and to be responsible for all advertising, marketing and other related costs incurred by the distributor.  We will assist the distributor for the procurement of business under tenders issued by governmental agencies and have agreed not to enter into any business that would result in competition for the tender.  We may implement price changes at any time during the term of the agreement upon thirty (30) days prior written notice to the distributor.  In addition to the purchase price of the products, Borlas has agreed to pay us the amount of all taxes, excises or other governmental charges that we may be required to pay on the sale or delivery of any products sold and delivered, except where the law otherwise provides.

Software License Agreement with NAST.

On June 26, 2007, we entered into a perpetual, non-exclusive nontransferable licensing agreement to use our PinPoint™ product at their location in Moscow, Russia. NAST agrees that in the process of certifying our product and documentation, that they will not reverse engineer, decompile, disassemble or extract, as applicable, any idea, algorithms or procedures for the software or documentation for any reason, and shall not copy the software.

Consulting Agreement with Fowler International

We initially entered into an agreement with Fowler International, LLC (“Fowler”), on June 30, 2004, and with subsequent renewals, extended Fowler’s contract through December 31, 2006. Fowler was engaged to provide advice and assistance in the course of commercial negotiations with Russian distributors with regard to the licensing of PinPoint in the Russian Federation, including recommending a marketing strategy, due diligence with regard to potential distributors, and participation in negotiations with potential distributors.  On November 26, 2006, we formalized into a written agreement and extended the arrangement through June 30, 2007. We agreed verbally that the agreement will be extended through December 31, 2008 under similar terms and conditions as the November 26, 2006 agreement. During the term of the agreement, Fowler will receive a monthly retainer fee. In addition, for transactions closed with a distributor, Fowler will receive a success fee of 5% of the value of the transaction for a period of one year after the first deal is signed between

Guardian and the distributor. Such success fee will be calculated on the amount of the total revenue of the deal for the one year period.  The success fee will be payable on the date on which Guardian receives revenue for the transaction. The agreement requires that we provide certain support services in connection with sales of our products. We have the right to terminate the agreement at any time upon thirty days’ prior written notice.  The agreement contains certain confidentiality and non-disclosure provisions.  The monthly retainer fee is expensed as incurred and, as there have been no sales of PinPoint products, a success fee has not been recognized.

 Sales, Installation and Servicing Agreement with Hi-Tec Aviation Safety & Security Systems Pvt. Ltd

On January 14, 2008, we entered into a term sheet with Hi-Tec Aviation Safety & Security Systems Pvt. Ltd. for the sales, installation and servicing of our products in India and the adjacent countries with common boundaries except China.  Our agreement is for a period of five years and is renewable for an additional five years upon agreement by both parties.  Either party may terminate the agreement upon 120 days written notice to the other party.  Our agreement provides that Hi-Tec will be a reseller and not an agent for Guardian. Hi-Tec will be the exclusive reseller for India, and a non-exclusive reseller for the adjacent countries within the territory.  We will provide to Hi-Tec information and training with respect to our products as appropriate to help Hi-Tec to market, sell and service our products.  Hi-Tec agrees that it will not sell or represent within the territory any other similar product that competes with our products.

EMPLOYEES

As of December 31, 2007, we employed 23 full-time employees in the United States and one employee in the United Kingdom.  None of our employees is a party to a collective bargaining agreement and we believe our relationship with our employees is good.  We also employ certain consultants and independent contractors on a regular basis to assist in the completion of projects.  It is our practice to require all our employees, consultants and independent contractors to enter into proprietary information and inventions agreements containing non-disclosure, non-compete and non-solicitation restrictions or covenants.

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

We have 16 pending patent applications (U.S. and foreign) covering the implementation of our core 3i technology.  The United States Patent & Trademark Office (USPTO) has indicated that the claims in two of our U.S. patent applications contain allowable subject matter.  We expect these two patent applications to issue as patents within the next three months, assuming the USPTO does not reverse the decision of allowability.  We are awaiting official responses for the remaining patent applications.  The indication of allowable subject matter in two of our pending U.S. patent applications increases the probability of a positive outcome for the remaining patent applications.  However, we cannot provide assurances that any or all of the patent applications will issue to patents or that they will not be challenged, or that rights granted to us would actually provide us with an advantage over our competitors. Prior art searches have been conducted and, based on the results of these searches; we believe that we do not infringe any third party patents identified in the searches.

Due to the rapid pace of technological change in the software industry, we believe patent, trade secret and copyright protection are less significant to our competitive edge than factors such as the knowledge, ability and experience of our personnel, new product development, frequent product enhancements, name recognition and the ongoing reliability of our products.

RESEARCH AND DEVELOPMENT

Under United States generally accepted accounting principles, until the technology is determined to be feasible, all related research and development expenditures must be expensed rather than capitalized. When a determination is made that the software is feasible (commercially viable), then expenditures may be capitalized, as long as there are no high-risk development issues.  We determined that a high-risk development issue exists for integrating PinPoint into already existing scanning equipment.  Therefore, we concluded that capitalizing such expenditures for PinPoint was currently inappropriate and have expensed all research and development costs to date. Research and development costs for fiscal periods 2007, 2006, and 2005 were $901,524, $994,569, and $858,218, respectively.  Our research and development costs are comprised of staff and consultancy expenses on our core technology in intelligent imaging informatics (“3i”) engine that is capable of extracting embedded knowledge from digital images, as well as the capacity to analyze and detect image anomalies for our development of our PinPoint and Medical Computer Aided Diagnosis (CAD) projects.

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

The United States Food and Drug Administration promulgated a draft policy for the regulation of computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. To the extent that computer software is a medical device under the policy, we, as a manufacturer of such products, could be required, depending on the product, to:

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

Since June 2003, we have experienced operating losses and negative cash flows.  We incurred an operating loss of approximately $10,509,746 for the year ended December 31, 2007; an operating loss of approximately $10,093,879 for the year ended December 31, 2006, and an operating loss of approximately $13,147,446 for the year ended December 31, 2005. Our accumulated deficit as of December 31, 2007, is approximately $69,654,122.  Moreover, our business plan is unproven and we cannot assure you that we will ever achieve profitability or, if we achieve profitability, that it will be sustainable.  The income potential of our businesses is unproven, and our limited operating history makes it difficult to evaluate our prospects.  We anticipate increased expenses as we continue to expand and improve our infrastructure, invest in or develop additional products, make acquisitions, develop our technology, expand our sales and marketing efforts and pursue additional industry relationships. Moreover, the acceptance of the products that we offer is uncertain, including acceptance by the healthcare and transportation security scanning markets.

During the period of January 1, 2007 through December 31, 2007, the Company raised $169,300 from the exercise of employee stock options, received $100,000 from a promissory note, received $815,641 net proceeds from the exercise of common stock purchase warrants, received gross proceeds of $2,550,000 (net proceeds of $2,540,000 after payment of sales commissions to a broker) from the issuance of common stock and warrants in a private placement offering, and completed the second closing of its Series A Debenture and Series D Warrant financing (the debenture financing).  Gross proceeds from the second closing were $2,575,000, with net proceeds of $2,217,747 (after payment of sales commissions to a broker and related transaction costs).  In addition, the Company repaid: (i) $100,000 in principal repayment to Mr. Trudnak, the Company’s Chief Executive Officer, towards his outstanding non-interest bearing loans, with the remaining amount outstanding being $202,000, and (ii) $800,000 in principal repayment to a bridge note holder.

Management believes that the cash balance of $101,136 at December 31, 2007, and subsequently $29,079 of collections on outstanding trade receivables, $15,000 received from the exercise of stock options, $4,850,000 received from the sale of securities, and outstanding subscriptions receivable of $1,650,000 due on or about May 30, 2008, to be sufficient to fund the Company’s operations, absent any cash flow from operations, until approximately the end of February 2009.  The Company is currently spending approximately $480,000 per month on operations and the continued research and development of our 3i technologies and products.  Although there can be no assurance, management believes that with the cash balance and other sources of funds received to-date, the Company may not require additional financing to fund the Company’s existing operations through December 31, 2008. This assumes that the Company will be unable to generate sufficient operating cash flow to fund its operations during this period.  Also, this assumes that holders of our outstanding debentures convert such debentures into shares of our common stock prior to November 7, 2008, the date we are required to pay the principal amount of such debentures.  We may be required to raise additional capital through an equity or debt financing or though bank borrowing, in the event the debenture holders do not convert such debentures, partially convert such debentures, or effect the buy-in provision of the warrants related to the debentures.  We are also seeking research grant funding from sources in connection with the development of our Medical CAD product. There can be no assurances that the Company will be successful in its efforts to secure such additional financing, any bank borrowing or any grant funding.

During fiscal 2007, the Company’s total stockholders’ deficit increased by $4,344,347 to $7,343,647.  Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, the Company’s deepening insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

We have a severe working capital deficit and, in addition to proceeds from financings, we continue to have outstanding loans from our chief executive officer and deferrals of salaries by our executive officers and a consultant to indirectly continue to fund operations.

As of December 31, 2007, we had a working capital deficit of approximately $6,352,406.  During 2007, our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  During 2007, although we have obtained cash from certain financings, we continue to have outstanding loans from our chief executive officer of approximately $202,000, and deferrals of salaries of our executive officers and a consultant in the amount of $570,452.

Dilutive effect of conversion of Series A 10% Senior Convertible Debentures and exercise of Series D Warrants and Midtown placement agent’s warrants.

Under a Securities Purchase Agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock.  The Company issued an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants at a first closing held on November 8, 2006, and, due to the conversion feature embedded in the debentures and the warrants, the transaction was recognized as a liability under generally accepted accounting principles.  Due to milestone-related adjustments, the exercise price and the maximum number of shares to be issued under the debentures are indeterminable as of December 31, 2007 and, as the debentures are currently in default and otherwise due November 7, 2008, and given the Company’s uncertain ability to share-settle these warrant contracts due to the buy-in provisions, all liabilities for warrants related to the debentures are classified as current. The Company issued an additional $2,575,000 in principal amount of the Series A Debentures at a second closing held April 12, 2007, following the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debenture and Series D Warrants.  The proceeds from the second closing were allocable to the embedded conversion features of the Series A Debentures and Series D Warrants, and are recognizable as a liability under generally accepted accounting principles.  One-half of the Series D Warrants became exercisable on November 8, 2006 (2,226,854 warrants), and the remaining one-half became exercisable on April 12, 2007 (2,226,855 warrants).  The Series D Warrants and the Placement Agent’s Warrants issued as compensation in the offering to Midtown Partners & Co., LLC, may be exercised via a cashless exercise if certain conditions are met.  The Company considered Emerging Issues Task Force Issue 00-19 (EITF 00-19), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and concluded that there were insufficient shares to share settle the contracts.  The Series D Warrants that became exercisable at the first closing will expire on November 8, 2011, and those related to the second closing will expire in April 12, 2012.

The initial conversion price of our Series A 10% Senior Convertible Debentures was $1.15634 subject to certain adjustments.  On May 18, 2007, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants held by investors and Placement Agent’s Warrants issued as compensation to Midtown Partners & Co., LLC, were reset to a price of $0.6948 per share effective October 1, 2007.  We may be required to further re-set the conversion or exercise price of such debentures and warrants and to issue additional shares in the event the price re-set provisions of the Series A Debentures and Series D Warrants are triggered.  As of December 31, 2007, holders of our Series A Debentures have converted an aggregate of $1,921,795 in principal amount of the Series A Debentures and $3,228,205 in principal amount remains unconverted. A holder of our Series D Warrants exercised an aggregate of 864,798 of such warrants and we issued an aggregate of 864,798 Class E Warrants as an inducement for such exercise. The Class E Warrants are exercisable for a period of five years at an exercise price of $1.17 per share.  Furthermore, as of the filing of this report, approximately 792,742 warrants (including the currently exercisable placement agent warrants issued to Midtown Partners and Co. LLC, in connection with our debenture and warrant financing and the Class F Warrants) may be exercised pursuant to the cashless exercise provisions of such warrants which may be subsequently resold as “restricted securities” within the meaning of Rule 144 under the Securities Act.    Increased sales volume of our common stock could cause the market price of our common stock to drop.

We have incurred substantial debt which could affect our ability to obtain additional financing and may increase our vulnerability to business downturns. Additionally, as disclosed below, we may be in default under the debenture agreements.

On November 3, 2006, we entered into a securities purchase agreement with certain institutional and accredited investors under which we agreed to issue debentures in the aggregate principal amount of $5,150,000, of which we received an aggregate of $2,575,000 at a first closing on November 8, 2006, and the remaining $2,575,000 at a second closing on April 12, 2007.  The principal amount of the debentures will be due November 7, 2008.  On the date of issuance, the debentures were convertible into shares of our common stock at a price of $1.15634, subject to anti-dilution and price re-set provisions.  On May 18, 2007, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants were reset to a price of $0.6948 per share effective November 12, 2007, and may be further reset in the event we do not meet certain milestones set forth in the debentures and warrants.  As of December 31, 2007, holders of our Series A Debentures have converted an aggregate of $1,921,795 in principal amount of the Series A Debentures and $3,228,205 in principal amount remains unconverted and is due as of November 7, 2008. Due to milestone-related adjustments, the exercise price and the maximum number of shares to be issued under the debentures are indeterminable as of December 31, 2007 and, as the debentures are due November 7, 2008 and may be currently in default, all liabilities for warrants are classified as current given the Company’s uncertain ability to share-settle the contracts.

During August through September 2006, we issued bridge notes in the principal amount of $1,100,000 that were initially due six months after the date of issuance.  The bridge notes were extended as they became due in February and March 2007.  During 2007, $800,000 in principal was paid and $300,000 was converted to equity.  Also, in December 2007, we issued a promissory note in the principal amount of $100,000 that is due upon closing of a financing.

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

We did not make certain interest payments due under our Series A Debentures and may be deemed to be in default.  Also, we may be deemed to be in non-compliance with a negative covenant under the debentures.

We did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on January 1, 2008.  However, the Company has paid all of the interest and late fees due to debenture holders as of April 8, 2008.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default.  If an event of default occurs under the debentures, the debenture holders may elect to require the Company to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and the Company may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. In anticipation of such an election and measured as of December 31, 2007, the additional amount due is approximately $645,641, and is recorded as an increase to the carrying value of the debentures.

Our debentures include a negative covenant prohibiting us from incurring any indebtedness except as permitted under the debenture to include debt that is expressly subordinate to the debentures pursuant to a written subordination agreement acceptable to the holders of the debentures. In December 2007, we issued a promissory note to an investor that did not include an agreement subordinating the note to the debentures.  The debentures provide that, if we fail to materially observe or perform any covenant or agreement in the debentures, the holders of our debentures may send us a notice of default.  If we do not cure a default within the earlier of five trading days of the receipt of such notice or within 10 trading days of the date we become aware of such failure, we could be deemed to be in default under our debentures.  We have not received any notice from a debenture holder.  Moreover, the holder of the note subsequently converted the note into our common stock and warrants. Although there can be no assurance, we believe we have materially observed the covenants under the debentures and that no event of default has occurred as a result of the issuance of the promissory note.

Our certifying officers evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005, as of March 31, 2006, June 30, 2006, September 30, 2006, December 31, 2006, September 30, 2007, and December 31, 2007, and concluded that our disclosure controls were not effective and that we had certain weaknesses in our internal controls over timely reporting.

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  The Certifying Officers designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is made known to management (including the Certifying Officers) by others within the Company, including its subsidiaries.  We regularly evaluate the effectiveness of our disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly in our Forms 10-Q and annually in our Forms 10-K.  In completing such reporting, we disclose, as appropriate, any significant change in our internal control over financial reporting that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As we disclosed in our 2005 and 2006 Form 10-K, this Form 10-K, and our Forms 10-Q for the periods ended March 31, 2006, June 30, 2006, September 30, 2006, and September 30, 2007, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the periods covered by such reports. We also disclosed that there were certain material weaknesses in our internal controls over financial reporting.  Management (including the Certifying Officers) has undertaken specific measures to cure or mitigate the ineffective controls and procedures identified in our Exchange Act filings.  While management is responsible for establishing and maintaining our disclosure controls and procedures and has taken steps to ensure that the disclosure controls are effective and free of “significant deficiencies” and/or “material weaknesses,” the ability of management to implement the remediation of such weaknesses and deficiencies and the inherent nature of our business and rapidly changing environment may affect management’s ability to be successful with this initiative.

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

The holders of outstanding options, warrants and convertible securities have the opportunity to profit from a rise in the market price of the common stock, if any, without assuming the risk of ownership, with a resulting dilution in the interests of other shareholders.  We may find it more difficult to raise additional equity capital if it should be needed for our business while the options, warrants and convertible securities are outstanding.  At any time at which the holders of the options, warrants or convertible securities might be expected to exercise or convert them, we would probably be able to obtain additional capital on terms more favorable than those provided by those securities. Also, some holders of the options and warrants have piggy back registration rights requiring us to register their shares underlying such options and warrants in any registration statement we file under the Securities Act.  The cost to us for such required registration may be substantial.

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

As an SEC registrant, we are subject to the rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which require us to include in our annual report on Form 10-K our management’s report on, and assessment of the effectiveness of, our internal control over financial reporting (“management’s report”). In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting (“independent registered public accountant’s report”).  The requirement pertaining to management’s report is effective on our annual report for the fiscal year ending December 31, 2007, and the requirement pertaining to the independent registered public accountant’s report is expected to first apply to the annual report for the fiscal year ending December 31, 2008, although the SEC has proposed to extend the date such requirement would first apply to non-accelerated filers to December 31, 2009.  Our management identified material weaknesses in our internal controls over financial reporting as of December 31, 2007, although management is undertaking specific measures to cure or mitigate the ineffective controls and procedures identified in our Exchange Act filings.  If we fail to achieve and maintain the adequacy of our internal control over financial reporting, there is a risk that we will not comply with all of the requirements imposed by Section 404.  Moreover, effective internal control over financial reporting, particularly that relating to revenue recognition, is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud.  Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss in investor confidence in the reliability of our financial statements, which ultimately could harm our business and could negatively impact the market price of our common stock.  Investor confidence and the price of our common stock may be adversely affected if we are unable to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

In order to comply with public reporting requirements, we must continue to strengthen our financial systems and controls, and failure to do so could adversely affect our ability to provide timely and accurate financial statements.

Due to the restatements of our consolidated unaudited quarterly financial statements, included in Form 10-Q for the quarters ended September 30th, June 30th and March 31st of 2005, and September 30, 2006, our independent registered public accounting firm, Goodman & Company, L.L.P., has informed us that a material weakness in internal controls over financial reporting exists. In addition, Goodman & Company, L.L.P., informed us that we had certain material weakness in our internal control over financial reporting as of December 31, 2007.  They also provided us with comments and recommendations concerning improvements in our internal controls in the following areas: Information Technology for the fiscal years ended 2005 and 2006; and accounting systems for Wise Systems, Limited (UK affiliate) in fiscal 2005. Also, management is undertaking specific measures to cure or mitigate the ineffective controls and procedures identified in our Exchange Act filings.  We believe we have made significant improvements in these areas, but we will need to make continued progress.

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

In preparing our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting, and our failure to remedy effectively the material weaknesses identified as of December 31, 2007 could result in material misstatements in our financial statements and  investors could lose confidence in our financial reports, and our stock price may be adversely affected.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management identified certain material weaknesses in our internal control over financial reporting as of December 31, 2007. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses as of December 31, 2007, consist of the following:

•

Several matters involving the application of Generally Accepted Accounting Principles to the Company’s complex financial instruments resulted in material audit adjustments to the Company’s consolidated financial statements. The adjustments were related to certain complex provisions of derivative liabilities, including our convertible debentures and warrants, and the interpretation of Emerging Issues Task Force Issue 00-19 (EITF 00-19), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies.” These deficiencies did not result in errors to the Company’s consolidated financial statements.

•

As of December 31, 2007, the Company did not have personnel with the appropriate technical accounting expertise to sufficiently address the accounting and financial reporting issues that arise from time to time with respect to these complex financial instruments.

As a result of these material weaknesses, our management concluded as of December 31, 2007, that our internal control over financial reporting were not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

We are implementing remedial measures designed to address these material weaknesses. If these remedial measures are insufficient to address these material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, we could be required to restate our prior period financial results, our operating results may be harmed, we may be subject to class action litigation, and our common stock could be delisted from the OTC Bulletin Board or any exchange on which our common stock is then listed or quoted. For example, material weaknesses that remain unremediated could result in material post-closing adjustments in future financial statements. Any failure to address the identified material weaknesses or any additional material weaknesses in our internal control could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting that are required to be included in our annual reports on Form 10-K. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we have taken to date or any future measures will remediate the material weaknesses identified or that any additional material weaknesses or additional restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.  A determination that there is a significant deficiency or material weakness in the effectiveness of our internal controls over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures to comply with applicable requirements.

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

We depend on key personnel.

Our success depends of the contributions of our key management personnel, including Mr. Michael W. Trudnak, Chairman, Chief Executive Officer, Secretary and Treasurer, Mr. William J. Donovan, President and Chief Operating Officer, and Mr. Gregory E. Hare, our Chief Financial Officer.  If we lose the services of any of such personnel we could be delayed in or precluded from achieving our business objectives.  We do not have key man life insurance on any of our officers.

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

As of April 11, 2008, our directors and executive officers beneficially own approximately 16.2% of our shares of common stock.  Accordingly, our directors, executive officers and two most highly compensated employees are entitled to cast an aggregate of 4,939,650 votes on matters submitted to our stockholders for a vote or approximately 10.0% of the total number of votes entitled to be cast at a meeting of our stockholders.  These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders.  These matters would include the election of directors and the approval of mergers or other business combination transactions.  This concentration of ownership may discourage or prevent someone from acquiring our business.

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

We expect to derive a substantial portion of our revenues from sales of clinical healthcare information systems, and other related services within the healthcare industry. As a result, our success is dependent in part on political and economic conditions as they relate to the healthcare industry.

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

In addition, many healthcare providers are consolidating to create integrated healthcare delivery systems with greater market power. These providers may try to use their market power to negotiate price reductions for our anticipated products and services, which would negatively impact our expected operating margins. As the healthcare industry consolidates, competition for customers will become more intense and the importance of acquiring each customer will become greater.

Product liability claims may occur.

Any failure by our products that provide applications relating to patient diagnostic procedures, and treatment plans could expose us to product liability claims for personal injury and wrongful death. Unsuccessful claims could be costly to defend and divert management time and resources. In addition, we cannot make assurances that we will have appropriate insurance available to us in the future at commercially reasonable rates.  Currently, we maintain Property, General/Umbrella Liability, Error and Omissions, and Directors and Officers insurance.  We expect to seek product liability coverage upon the commercialization of our intelligent imaging informatics (“3i”) technology.

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

The United States Food and Drug Administration (“FDA”) have promulgated a draft policy for the regulation of computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. To the extent that computer software is a medical device under the policy, we, as a manufacturer of such products, could be required, depending on the product, to:

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

Our technology is very complex. As is the case with all complex and new systems, our product may contain errors especially when first introduced. Our technology is intended to provide information to security agencies for threat detection, and to healthcare providers for use in medical diagnosis. Therefore, users of our products may have a greater sensitivity to system errors than the market for software products generally. Failure of a system to perform in accordance with its documentation could constitute a breach of warranty and require us to incur additional expenses in order to make the system comply with the documentation. If such failure is not timely remedied, it could constitute a material breach under a contract allowing the client to cancel the contract and subject us to liability.

We retain and transmit confidential information; including patient health information. A security breach could damage our reputation or result in liability. It is critical that these facilities and infrastructure remain secure and be perceived by the marketplace as secure. We may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by breaches. Despite the implementation of security measures, this infrastructure or other systems that we interface with, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any compromise of our security, whether as a result of our own systems or systems that they interface with, could reduce demand for our services and products.

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

We believe that our revenues have the potential to vary significantly from time to time. We believe that these variations may result from many factors, including:

•

the timing, size and mix of orders from our major customers including, in particular, the TSA and agencies of other governments;

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

A significant portion of our quarterly and annual operating expenses is expected to be relatively fixed in nature. This means that future revenue fluctuations will cause our quarterly and annual operating results to vary substantially. We also may choose to increase spending to pursue new market opportunities, which may negatively affect our financial results. We cannot assure investors that our PinPoint product will be selected by the U.S. DHS or other countries’ security departments or address their solutions needs for threat detection, or that our Signature Mapping product will be accepted in the healthcare arena.

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

In 2007, the cost of certain international currencies has increased due to fluctuations in the exchange rate of the U.S. dollar against the Euro or other currencies.  Future fluctuations in this exchange rate or other currencies could adversely affect our results in the event we make foreign sales of our products.  From time to time, as and when we determine it is appropriate and advisable to do so, we will seek to mitigate the effect of exchange rate fluctuations through the use of derivative financial instruments. We cannot assure you, however, that we will continue this practice or be successful in these efforts.

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

We are reliant upon third party distributors for the distribution and licensing of our PinPoint or Signature Mapping products in several domestic or foreign jurisdictions and have reduced our reliance upon our own internal sales force.

During the latter half of 2006, we decided to reduce our own internal sales force and to establish a network of distributors, sales representatives and consultants to assist us in the distribution and licensing of our products domestically and in certain foreign countries, including those business relationship established during 2007.  Such distributors, sales representatives and consultants have not affected any sales of our PinPoint, Signature Mapping, or Flow Point products to date and we have no assurance they will be able to affect any such sales in the future.  We continue to review sales performance under certain of such arrangements and, as our agreements with such third parties expire, we may determine not to renew or we may terminate such agreements.

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

ITEM 2.     PROPERTIES

We lease approximately 15,253 square feet of space for our offices and other facilities in Herndon, Virginia, pursuant to a commercial lease dated January 11, 2005.  The term of the lease is 63 months commencing February 1, 2005, subject to the right to extend for an additional five years.  The rent for our facility in 2008 is expected to be approximately $267,291 and will be subject to annual rental escalation of 2.5%.  We believe that our facilities will be adequate for our needs for the next 12 months.

ITEM 3.     LEGAL PROCEEDINGS

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol “GDTI.” The following table sets forth the high and low bid prices for each quarter during 2007 and 2006.

Fiscal Year Ended December 31, 2007:	High	Low
First Quarter	$1.40	$0.72
Second Quarter	$1.15	$0.74
Third Quarter	$1.60	$0.70
Fourth Quarter	$0.88	$0.47

Fiscal Year Ended December 31, 2006:
First Quarter	$2.76	$2.20
Second Quarter	$2.10	$1.69
Third Quarter	$2.72	$1.40
Fourth Quarter	$1.79	$0.66

These quotations reflect interdealer prices, without retail markup, markdown, or commission and may not represent actual transactions.  As of April 2, 2008, there were approximately 387 of holders of record of our common stock.  This amount does not include beneficial owners of our common stock held in “street name.”  Signature Stock Transfer, Inc., Dallas, Texas, is our stock transfer and warrant agent.

Dividends

We have never declared or paid cash dividends on our common stock.  Currently, we intend to retain earnings, if any, to support our growth strategies and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth, as of December 31, 2007, information with regard to equity compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	7,240,654	$1.31	21,121,346
Equity compensation plans not approved by stockholders	0	0	0
Total	7,240,654	$1.31	21,121,346

RECENT SALES OF UNREGISTERED SECURITIES

During October through December 2007, in accordance with the terms of the Company’s outstanding Series A Debentures, certain debenture holders converted approximately $475,000 in principal amount of such debentures into an aggregate of 683,649 shares of common stock.

All other such transactions have been previously reported in the Company’s periodic reports on Form 8-K through the date of the filing of this report.

ITEM 6.     SELECTED FINANCIAL DATA

The selected financial data set forth below for Guardian as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, are derived from the audited financial statements and related notes included in this report.  Balance Sheet data as of December 31, 2005 is derived from audited financial statements not included in this report.  Historical results are not necessarily indicative of the results of operations for future periods.  The data set forth below is qualified in its entirety by and should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements set forth in full elsewhere in this report.

	Year Ended December 31
	2007	2006	2005
Statement of Earnings Data:
Revenue	$ 289,591	$ 488,111	$ 432,186
Operating Loss	(8,845,917)	(8,775,282)	(13,179,155)
Net Loss	(10,509,746)	(10,093,879)	(13,147,446)
Other Items (included in the above):
Depreciation and Amortization	394,609	601,911	549,777
Stock-based Compensation Expense (1)	2,087,779	862,044	5,323,992
Asset Impairment Expense (2)	1,125,122	-	-
Non-Cash Interest Expense (3)	3,091,361	1,233,473	-
Fair value of warrants issued - derivative instruments (4)	3,040,562	-	-
Revaluation of derivative instruments (income) (5)	(4,850,072)	-	-
Per Share Data:
Basis and Diluted Loss Per Share	$ (0.28)	$ (0.30)	$ (0.43)
Cash Flow Data:
Net cash provided (used) in operating activities	$ (5,522,463)	$ (6,527,312)	$ (7,392,248)
Net cash provided (used) in investing activities	(51,566)	(275,643)	(702,697)
Net cash provided by financing activities	4,942,688	5,098,208	9,622,501
Effect of exchange rates on cash and cash equivalents	(4,946)	777	(12,162)
Balance Sheet Data:
Cash and Cash Equivalents	$ 101,136	$ 737,423	$ 2,441,393
Total Assets	1,393,608	3,710,213	5,460,961
Total Liabilities	8,558,944	6,364,180	841,610
Common Shares Subject to Repurchase	178,311	345,333	1,306,390
Stockholders' Equity (Deficit)	(7,343,647)	(2,999,300)	3,312,931

(1) Stock-based compensation expense represents the estimated fair value of stock-based compensation to employees and consultants in lieu of cash compensation.

(2) Asset impairment expense for the year ended December 31, 2007, represents the write-off of Wise Systems Limited unamortized portion of certain intellectual property (IP) of $998,247 and Goodwill of $126,875.

(3) Represents non-cash interest expense and note discounts associated with convertible bridge notes issued in December 2003, August/September 2006, November 2006 and April 2007, and amortization of deferred financing costs from the November 2006 and April 2007 convertible notes.

(4) Represents non-cash expense for issuance of warrants measured at fair value, and consideration of Emerging Issues Task Force Issue 00-19 (EITF 00-19), *Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company*s Own Stock.*

(5) Represents $4,204,431 of non-cash income from the revaluation of convertible debentures and related warrants issued in November 2006 and April 2007, and other warrants issued since November 2006. Reflects the conclusion that convertible note contracts should be analyzed under the provisions of SFAS 133, *Accounting for Derivative Instruments and Hedging Activities,* and the embedded derivative features should be bifurcated and separately measured at fair value.  We also considered Emerging Issues Task Force Issue 00-19 (EITF 00-19), *Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company*s Own Stock.*  Also includes $645,641 representing a contingency due to a default provision of the convertible debentures and in considering FASB No. 5, "Accounting for Contingencies"

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS

General

You should read the following summary together with the more detailed information and consolidated financial statements and notes thereto and schedules appearing elsewhere in this report.  Throughout this report when we refer to the “Company,” “Guardian,” “we,” “our” or “us,” we mean Guardian Technologies International, Inc.

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

Except for historical information, the material contained in this Management’s Discussion and Analysis is forward-looking.  Our actual results could differ materially from the results discussed in the forward-looking statements, which include certain risks and uncertainties.  These risks and uncertainties include the rate of market development and acceptance of our “intelligent imaging informatics” (“3i”) technology (particularly for our PinPoint product), the unpredictability of our sales cycle, the limited revenues and significant operating losses generated to date, and the possibility of significant ongoing capital requirements.

Our independent registered public accounting firm’s report on the consolidated financial statements included herein as of December 31, 2007 and December 31, 2006, and for each of the three years in the period ended December 31, 2007, contains an explanatory paragraph wherein they express an opinion that there is substantial doubt about our ability to continue as a going concern.

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

We offer two principal “intelligent imaging informatics” (“3i”) products, and a third product, FlowPoint, on a limited and reducing basis:

Aviation/Homeland Security Technology Solution – PinPoint

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

The market for contraband detection systems is anticipated to become intensely competitive and many of our competitors are better capitalized and have greater marketing and other resources than Guardian.  PinPoint™ continues to be developed to address the market for contraband detection. The extended alpha version working model of PinPoint™ has been tested successfully at live carry-on baggage checkpoints in three international airports from the fourth quarter of 2005 through the date of this report. Integration within currently deployed manufacturers’ scanning equipment is a requisite to anticipated sales, and is considered a significant development risk. PinPoint is available for sale to customers; however no sales are anticipated until we are able to seamlessly integrate with the manufacturers’ scanning equipment. Towards that end, we signed a Strategic Alliance and Joint Development Agreement with Control Screening (d.b.a. AutoClear), and are integrating our PinPoint technology with their threat detection hardware (AutoClear 6040 baggage scanner and multi-view AT prototype scanner).

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

Our initial action to meet the challenge was the execution of a Teaming Agreement with Lockheed Martin Systems Integration, which was executed in December 2004, and expired in December of 2007.  We did not pursue a renewal of the teaming agreement as we have developed direct relationships with the United States Department of Homeland Security Science and Technology Directorate and the Transportation Security Labs (TSL), and other relationships as outlined below.  However, through our joint efforts, we have been able to establish the necessary testing standards and methods; we have made material strides in the development of PinPoint™, the accumulation of a large database of threat and non-threat images, and in the documentation of testing procedures and results.

On February 12, 2008, we extended for a twelve month period (through February 18, 2009) the Cooperative Research and Development Agreement (CRDA) that was initially signed on August 18, 2006, and previously renewed on August 8, 2007, with the United States Department of Homeland Security Science and Technology Directorate, for testing and validation of the PinPoint™ product capabilities at the Transportation Security Labs (TSL).  This is the second of two extensions received by the States Department of Homeland Security Science and Technology Directorate, for testing and validation of the PinPoint™ product. The project began on September 5, 2006 for explosive image collection, which is being followed by refinement of the development and testing of PinPoint™.  Also, through the date of this filing, the Company has completed the third phase of the CRDA process with the US Department of Homeland Security.  While TSA certification is not absolutely essential to the acceptance of Guardian’s PinPoint™ product, we believe that having TSA certification and a business relationship with the TSA is important to our strategic growth plans, as the relationship represents an important opportunity to obtain contracts for the licensing of our baggage scanning applications and for future aviation and transportation security applications and solutions that we develop or enhance. However, significant development risks still exist for adapting the PinPoint product to various types of scanning equipment in different countries.

As of the date of this filing, the Company has applied for twelve export licenses for our PinPoint™ product and was granted those licenses by the United States Department of Commerce.  An export license granted in March 2007, positioned Guardian for the final phase of the Russian Federation certification process.  As a result, in June 2007, the Company completed the necessary laboratory study by an accredited Russian laboratory, which in October 2007, provided a full report to the Russian Federation representing the final step in the certification process.  We now await the Russian Federation’s approval of our application as the final step in the certification process.  Also, in June 2007, the Company received an order for one license of the PinPoint™ product to be used by the National Bodyguard Association of Russia (NAST), which currently provides training to security screeners for the Russian Federation, will train its employees and demonstrate PinPoint’s™ capabilities to potential customers in Russia, Southeast Asia, the Middle East, and the Commonwealth of Independent States.  The export license to sell PinPoint™ to NAST was approved by the US Department of Commerce on September 12, 2007.  In March 2008, we received two export licenses for demonstration purposes, as we pursue opportunities in Saudi Arabia and India.  Such opportunities were at the two countries’ request.

In January, 2007, the Company performed an initial successful Proof of Concept test in Madrid, Spain.  Working with TEDAX, the national bomb technicians’ organization of the Spanish Government, the Company returned to Madrid on October 8, 2007 and collected images of various configurations, artful concealments, and threat weights of specific explosives of interest to the Spanish Government.  Upon the development and integration of these specific detection algorithms, the Company awaits confirmation for a return to Madrid for a final live test of PinPoint™ that is currently expected to be in the spring of 2008.

We are also pursuing an additional market opportunity using our 3i™ platform technology, adding to our detection family of products.  PinPoint nSight™ provides visualization enhancements that allow bomb technicians and investigators to assess the presence of explosives more rapidly and accurately using single-energy x-ray scanners.  The technology adds textural and color components to such images, helping bomb investigation technicians detect threats that would otherwise be unseen by the human eye. The PinPoint nSight™ product is currently being evaluated at the Federal Bureau of Investigation (FBI) Hazardous Device School at Redstone Arsenal, Alabama.  In May 2006, we entered into a Reseller Agreement with Logos Imaging LLC (Logos), a manufacturer of portable bomb scanning equipment, with regard to the distribution of PinPoint nSight™.  During fiscal 2007, we sold Logos 10 licenses of our threat assessment software technology for bomb detection scanners, PinPoint nSight™. We are also continuing to develop other distributor relationships in an effort to increase market penetration our nSight ™ product.

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

Healthcare 3i Technology Solution – “Tissue Characterization” advancing Medical Computer Aided Detection (Medical CAD)

In an effort to expand upon the use of our core technology 3i™ “intelligent imaging informatics,” we have been migrating and adopting our threat detection algorithms and quantitative imaging capabilities for use in the imaging field of diagnostic radiology.  The technology for this developmental project is called Signature Mapping™.  Our Signature Mapping™ technology is in development and, currently, we do not have a product that we may market and sell in the U.S. medical market.  Furthermore, any Signature Mapping™ product we do develop will be subject to Food and Drug

Administration (“FDA”) review and approval, including with regard to its safety and effectiveness, before we may begin marketing and selling any such product in the U.S. Such approval may require us to obtain extensive data from clinical studies to demonstrate such safety or effectiveness.  Also, we may be subject to similar regulatory requirements in any foreign country in which we seek to market and sell our CAD products.  There can be no assurance we will be successful in obtaining any such approval from the FDA and such approval may take approximately two years to obtain.

The challenge for modern radiology is to improve the quality of clinical care while simultaneously reducing costs and improving patient outcomes.  To accomplish this goal, radiology has greatly expanded its use of various imaging modalities to include Nuclear Medicine, Ultrasound, Computer Tomography (“CT”), Magnetic Resonance Imaging (“MRI”), Positron Emission Tomography, and Digital Radiography (X-ray”).

While significant improvements in diagnostic radiology have occurred using these imaging modalities, the same degree of technological advancements has not been available to help radiologists accurately interpret and quantify the rapidly expanding number and diversity of imaging cases generated each day, coupled with the level difficulty, prone to interpretation subjectivities, misreads, and enormous patient loads and time constraints radiologists face each day.  Studies and other literature indicate that radiologists are about 80% accurate at best in reading screening x-ray breast examinations - 75% accurate for women in their 40s. Certain studies have found that lesions are simply not detected 10 to 15% of the time.  Such knowledge has resulted in a tendency towards additional procedures, such as biopsies which sometimes prove unnecessary.

While traditional computer-aided detection (“CAD”) assists radiologists by marking anomalies without providing additional visualization or analytical tools, CAD applications have certain characteristics that limit their capabilities. CAD results are associated with high false positive rates. The pattern recognition algorithms employed by CAD restrict their functionality to searching for a specific disease within a specific imaging modality. Guardian is developing a new approach for medical image analysis called Signature Mapping™.  It is the first image-analysis-based technology that is expected to be capable of “characterizing tissues” across a broad range of digital imaging modalities. The software has been designed to work seamlessly with Digital Imaging and Communication in Medicine (“DICOM”) images generated from any existing imaging modality.  It can be integrated into a PACS network, a stand-alone digital imaging modality, a diagnostic workstation or a clinical review workstation.

Similar to a person’s fingerprint, each tissue has a unique structure. Each structure creates a unique pattern or “signature” that can be extracted from an image to differentiate, locate, identify, and classify by using our Signature Mapping™ technology.  Signature Mapping™ is expected to further help radiologists by visualizing the various structures within a particular tissue so they can be examined and quantified. This capability is expected to provide a next-generation image analysis, clarification, visualization and Signature Mapped “tissue characterization” and detection.  Management believes that it will add significant clinical value to a wide range of difficult to detect diseases in diagnostic radiology by distinguishing and characterizing different tissue types in images regardless of the modality that generated the image.

Based on its unique properties, Signature Mapping is expected to be capable of being used to analyze images generated across all imaging modalities without the need for new image capture hardware costs.  It will serve instead as a software-based, multi-modality approach to image analysis combined with Signature Mapping’s unique “tissue characterization” and detection. As a result, Signature Mapping is expected to be able to differentiate the contrast resolution between different tissue types, even when the material or tissue in the image is very diffuse or obscured by other objects, such as is the case where diseased lung tissue is located behind a rib in an x-ray chest examination. It is capable of displaying these ‘signatures’ in a way that empowers radiologists to make a more informed and confident diagnosis, even for hard to distinguish structures such as masses in dense breast tissue.

Rather than solely analyzing the pixel values in an original image, the Signature Mapping process applies a series of proprietary algorithms to iteratively impact the image and cause pixels associated with each material or tissue type to react collectively producing a unique signature.

Multiple iterations of the Signature Mapping process can be employed to process a single image. An initial phase is used to isolate specific tissues (segmentation), while additional processes discriminate structures within the tissue.  For example, a first process may be used to locate and isolate the prostate in an MRI scan while a second process may reveal a signature indicating the presence of a tumor within the prostate.

Signature Mapping appears to provide advantages for providing the knowledge for automatic detection.  The development of a “tissue characterization” and detection model employs the use of supervised machine learning and contextual image analysis to analyze and classify the features associated with the newly created “signatures.”  The fusion of these three technologies is known as Guardian’s Intelligent Imaging Informatics 3i™. Unlike other pattern recognition methodologies, the 3i solution can reveal and differentiate inherent structures for all materials in an image regardless of:

•

The imaging modality used to create the image,

•

Location within the image,

•

Shape or texture, and

•

Object orientation even if obscured by its relationship to other materials.

Clinical Experience and Medical Accomplishments

While Signature Mapping is expected to be capable of use in a wide range of medical image analysis applications, our initial application product development efforts are focused in three areas:

•

Breast imaging using x-ray mammography, MRI and ultrasound.

•

Neurological imaging through the detection and quantification of:

o

acute intracranial hemorrhage using non-contrast CT,

o

normal pressure hydrocephalus,

o

multiple sclerosis using MRI.

•

Chest radiography targeted at tuberculosis and silicosis detection using digital X-ray and sputum samples.

Our research to-date includes five pilot programs and studies conducted under the direction of the Image Processing and Informatics Laboratory at the University of Southern California (USC) using clinical data and images provided by: the Image Processing and Informatics Laboratory at USC, Howard University, and the South Florida Clinical Mammography Data Base.

Competition is expected to be with existing CAD manufactures such as iCAD, Hologic, Medipatten, Confirma, Siemens, or Carestream Health.  We may also partner with one or more of these existing CAD manufacturers, or an emerging company with new technology for the CAD arena.  Once our products are commercially viable, we anticipate marketing and selling our products through original equipment manufacturers (“OEM”), or system integrators.

Healthcare Technology Solution – FlowPoint

Our FlowPoint products consist of a web-enabled Radiology Information System (RIS) and Picture Archiving & Communication System (PACS), which manages radiology workflow, patient information, treatment history, and billing information. It also manages digital images through image viewers, compression technologies, storage, image archiving, image retrieval and transfer.

Due to the increased efforts and focus in developing our Signature Mapping imaging technology, we have discontinued active marketing of our FlowPoint products, and seek licensing arrangements with other software or hardware providers, who may use our RIS and PACS systems to complement their existing product line.  Accordingly, during January 2008, we entered into the first such licensing arrangement with Rogan-Delft for a perpetual, nonexclusive and nontransferable license to use, modify, create derivative works from, market and sublicense our FlowPoint Radiology Information System (“RIS”) product.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Year Ended December 31
Category	2007	2006	2005

Net cash provided (used) in operating activities	$ (5,522,463)	$ (6,527,312)	$ (7,392,248)
Net cash provided (used) in investing activities	(51,566)	(275,643)	(702,697)
Net cash provided by financing activities	4,942,688	5,098,208	9,622,501
Effect of exchange rates on cash and cash equivalents	(4,946)	777	(12,162)

Net increase (decrease) in cash	$ (636,287)	$ (1,703,970)	$ 1,515,394

Net Cash Used in Operations

Net cash used in operating activities for the fiscal year ended December 31, 2007 (Fiscal 2007) was $5,522,463, compared with net cash used in operating activities of $6,527,312 during the same period for 2006 (Fiscal 2006), a decrease in the use of cash for operating activities of approximately $1,004,849 (15.4%).  The decrease is due to: (i) lower revenue and operating costs of $1,717,706 (23.5%), including a decrease in selling, general and administrative costs (other than depreciation and amortization, stock based compensation, and impairment of goodwill) of $2,083,109 (27.5%), a decrease in cost of sales (other than amortization and impairment costs) of $188,332 (89.0%), offset by a reduction in net revenue of $198,520 (40.7%), and an increase in net other interest expense (other than noncash items) of $286,901 (346.2%); and (ii) offset by net increases in the components of operating assets and liabilities of $712,857, or 91.0%.

Net cash used in operating activities for the fiscal year ended December 31, 2006 (Fiscal 2006) was $6,527,312, compared with net cash used in operating activities of $7,392,312 during the same period for 2005 (Fiscal 2005), a decrease in the use of cash for operating activities of approximately $864,936 (11.7%).  The decrease in net cash used in operating activities is due to: (i) decrease from a net loss from operations ( other than depreciation and amortization, stock-based compensation, amortization of bridge note discount, and noncash interest expense for the embedded conversion feature) of $36,665 and (ii), offset by net decreases in the components of operating assets and liabilities of $901,601.

Net Cash Used in Investing Activities

Net cash used in investing activities of $51,566 was for the purchase of equipment and costs incurred for patent applications for Fiscal 2007.  This compares with net cash used for the same activities of $275,643 for the same period for Fiscal 2006, or a decrease of $224,077, or 81.3%.  The net decrease is comprised of a $115,496 (85.0%) decrease in the purchase of furniture, software and equipment, and a decrease of $108,581 (77.7%) for costs associated with the preparation and filing of certain patents with regard to our “3i” technology.  The decrease in equipment purchases is the result of additions made in 2006 for our 2007 requirements, and the decrease in patent costs is due to focus on various patent applications prepared and filed in 2006.  However, we anticipate we will incur additional patent costs during the fiscal year ended December 31, 2008 (Fiscal 2008) related to further protection of our PinPoint™ and Signature Mapping™ products.

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

Net Cash Provided by Financing Activities

Net proceeds from financing activities were $4,942,688 for Fiscal 2007, compared with $5,098,208 for the same period in Fiscal 2006, a decrease of $155,520 (3.1%).  Of the $4,942,688 proceeds from financing activities, $3,524,941 (71.2%) was from stock-based transactions, including $2,540,000 of new equity financing,  $984,941 for the exercise of options and warrants, $1,517,747 (30.7%) of convertible debt financing net of repayments, and reduced by a repayment of $100,000 (2.0%) of noninterest bearing loans from an executive officer.  Management may seek to raise additional capital through one or more equity or debt financings or bank borrowings and is in discussions with certain investors with regard thereto.  However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company.

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

Proceeds from financing activities in Fiscal 2006 were $5,098,208, compared with cash provided by financing activities of $9,622,501 for Fiscal 2005, a decrease in financing activities of $4,524,293 (47.0%).  Of the $5,098,208 proceeds from financing activities, $1,121,208 (22.0%) was from stock-based transactions, $3,675,000 (72.1%) of convertible debt financing, and $302,000 (5.9%) noninterest bearing loans from an executive officer.  Management is seeking to raise additional capital through one or more equity or debt financings and is in discussions with certain investment banks with regard thereto.  However, there can be no assurance that the Company will be able to raise such additional equity or debt financing on satisfactory terms to us.  Further, until 90 days after the effective date of the registration statement covering the resale of the shares underlying the Debentures and Warrants, we are prohibited from issuing shares of our common stock or common stock equivalents except for an exempt issuance or for the securities contemplated by the securities purchase and other transaction documents.

In Fiscal 2005, we had a net cash inflow from financing activities of $9,622,501.  The funds received for Fiscal 2005, comprised $7,002,941 (72.8%) from private placements of our common stock, $200,000 (2.1%) from the exercise of employee stock options, and $2,419,560 (25.1%) from the exercise of stock warrants.

Cash and Cash Equivalents

Our cash and cash equivalents decreased for Fiscal 2007 by $636,287 (86.3%) to $101,136.  The decrease in cash is the net result of our operating, investing and financing activities outlined above. In summary, the decrease in operating and investing activities were less than the decrease in financing activities.

During Fiscal 2006, our cash and cash equivalents decreased by $1,703,970 to $737,423 or approximately 69.8%.  As discussed above, this decrease was the result of $4,524,293 in lower financing activities during Fiscal 2006 and was offset by a decrease in cash used in operating activities of $851,674, and the reduction of $427,054 for the purchase of equipment.

During Fiscal 2005, the Company’s cash and cash equivalents increased by $1,515,394 to $2,441,393 or approximately 164%.  This increase was the result of $9,622,501 of cash flows received from the private placement of our common stock and warrants, and proceeds from the exercise of stock warrants and employee stock options, offset by the cash used in operating activities and for the purchase of equipment.  We used $7,378,986 in operating activities, and $702,697 for the purchase of equipment and development of patents.

Working Capital Information - The following table presents a summary of our working capital at the end of each fiscal year:

	As of December 31
Category	2007	2006	2005

Cash and cash equivalents	$ 101,136	$ 737,423	$ 2,441,393

Current assets	473,582	947,955	2,938,659
Current liabilities	6,825,988	3,418,773	841,610
Working capital (deficit)	$ (6,352,406)	$ (2,470,818)	$ 2,097,049

At December 31, 2007, we had a working capital deficit of approximately $6,352,406, compared with working capital deficit at December 31, 2006 of $2,470,818, an increase in working capital deficit of approximately $3,881,588 (157.1%). As of December 31, 2007, the Company had cash and cash equivalents of $101,136 as compared to $737,423 on December 31, 2006.  The decrease in cash is the net result of our operating, investing and financing activities outlined above.  Our revenue generating activities during the period, as in previous years, have not produced sufficient funds for profitable operations, and we have incurred operating losses since inception.  Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations.  In addition to raising cash through additional financing activities, we may supplement our future working capital needs through the extension of trade payables and increases in accrued expenses.  For Fiscal 2007, overall current liabilities increased $3,407,215 (99.7%), with specific increases in current liabilities of: (i) trade payables of $70,908, (ii) a new convertible promissory note of $100,000, (iii) the reclassification to short-terms liabilities of $3,228,205 for the convertible debentures due on November 7, 2008 ($2,228,992 net of discounts) and related outstanding warrants of $1,299,946, (iv) a default contingency provision for the convertible debentures of $645,641, and (v) $780,843 for derivative liabilities related to the convertible debentures.  Decreases in specific current liabilities includes: (i) $23,466 deferred revenue, (ii) repayment of $100,000 towards an outstanding note payable and advances from related parties, (iii) $180,562 in accrued liabilities, (iv) $1,100,000 reduction of bridge note holders ($946,821 net of discounts), with $300,000 converted into shares of common stock and an $800,000 repayment to the bridge holders; (v) $468,266 for reduction in derivative liabilities related to the bridge note holders.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn are dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

At December 31, 2006, we had a working capital deficit of approximately $2,470,818 compared with working capital of approximately $2,097,049 at December 31, 2005, a decrease in working capital of approximately $4,567,867 (217.8%).  The decrease in working capital is the result of our limited revenue and reduced financing activities.  Our revenue generating activities during the year, as in previous years, have not produced sufficient funds for profitable operations, and we have incurred operating losses since inception.  The increase in current liabilities is due to extending trade payables by $264,831, noninterest bearing loans of $302,000 from our chief executive officer, additional deferral of salaries for executive officers and a consultant of the Company of $659,020, issuing short-term convertible notes for $1,415,087, and lower deferred revenue of $49,633.  Therefore, working capital decreased during the current year. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operation, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of its future operations.

Other Liabilities (short-term convertible notes)

Under a Securities Purchase Agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock.  The Company issued an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants at a first closing held on November 8, 2006 and, due to the conversion feature embedded in the notes and the warrants, the transaction was recognized as a liability under generally accepted accounting principles.  We also issued an aggregate of 623,520 common stock purchase warrants to the placement agent in such financing which were upon terms substantially similar to the Series D Warrants.  Due to milestone-related adjustments, the initial exercise price of $1.15634 may be reset and the maximum number of shares to be issued under the debentures is indeterminable as of December 31, 2007. The Company issued an additional $2,575,000 in principal amount of the Series A Debentures at a second closing held on April 12, 2007, following the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants.  The Company allocated proceeds from the second closing to the embedded conversion features of the Series A Debentures and Series D Warrants and were recognizable as a liability under generally accepted accounting principles.  One-half of the Series D Warrants became exercisable on November 8, 2006 (2,226,854 warrants), and the remaining one-half became exercisable on April 12, 2007 (2,226,855 warrants).  The Series D Warrants and the placement agent’s warrants issued as compensation in the offering to Midtown Partners & Co., LLC, may be exercised via a cashless exercise if certain conditions are met.  The Company considered Emerging Issues Task Force Issue 00-19 (EITF 00-19), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and concluded that there were insufficient shares to share settle the contracts.  The Series D Warrants that became exercisable at the first closing will expire on November 8, 2011, and those related to the second closing will expire in April 12, 2012.  On May 18, 2007, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants held by investors and Placement Agent’s Warrants issued as compensation to Midtown Partners & Co. LLC, were reset to a price of $0.6948 per share effective November 12, 2007, and may be further reset in the event we do not meet certain milestones set forth in the debentures and warrants.  As of December 31, 2007, an aggregate of $1,921,795 in principal amount of the Series A Debentures have been converted into 2,585,582 shares of common stock, and an aggregate of 864,798 Series D Warrants have been converted into 864,798 shares of common stock.  Accordingly, as of December 31, 2007, $3,228,205 in aggregate principal amount of the Series A Debentures remain unconverted and 3,588,911 Series D Warrants remain unexercised.

The principal amount of the Debentures is due November 7, 2008. We may not prepay any amount of the Debenture without the holder’s consent.  Holders may convert the Debentures at any time into shares of our common stock at the then current conversion price, which as of the balance sheet date is $0.6948 per share. The final reset is for the fiscal quarter ended March 31, 2008, with the calculation taking place five (5) days prior to the date of filing on Form 10-Q for the quarter then ended.  Therefore, we may be required to further re-set the conversion or exercise price of such debentures and warrants and to issue additional shares in the event the price re-set provisions of the Series A Debentures and Series D Warrants are triggered.  The conversion price may be adjusted under anti-dilution and price re-set provisions contained in the Debentures.

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

We did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on January 1, 2008.  However, the Company has paid all of the interest and late fees due to debenture holders as of April 8, 2008.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default.  If an event of default occurs under the debentures, the debenture holders may elect to require the Company to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and the Company may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. In anticipation of such an election and measured as of December 31, 2007, the additional amount due is approximately $645,641, and is recorded as an increase to the carrying value of the debentures.

We may redeem some or all of the Debentures at any time after the effective date of the registration statement covering the shares to be issued upon conversion or exercise of the Debentures or Series D Warrants, if for 20 consecutive trading days the closing price of our common stock exceeds $1.7345 (a “redemption measurement period”).  Upon a redemption, we are required to pay to the holder an amount equal to 110% of the principal amount redeemed as well as any accrued but unpaid interest and liquidated damages.  If we decide to redeem a Debenture, we are required to provide notice to a holder within one trading day of the end of the redemption measurement period and to redeem the Debenture 20 trading days after the date we deliver the notice.  We may only redeem the Debentures if the equity conditions, described below, have been met on each trading day from the date of the notice to the date we redeem the Debentures, and the trading volume requirement is met during the redemption measurement period through the date we redeem the shares.   Before a holder receives payment for the redemption from us, the holder may voluntarily convert the Debenture at the then current conversion price.

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

We have agreed to compensate a holder of a Debenture in the event our transfer agent fails to deliver shares upon conversion of the Debentures within three trading days of the date of conversion, and the holder’s broker is required to purchase shares of our common stock in satisfaction of a sale by a holder.  If certain events of default occur under the Debentures, holders could accelerate the due date of the interest and principal due under the Debentures, and we may become obligated to pay all costs, expenses and liquidated damages due under the Debenture plus an amount equal to the greater of (i) 120% of the principal and interest due under the Debenture and (ii) the outstanding principal amount of the Debenture and accrued interest divided by the conversion price on the date the amount is due or paid, whichever is higher, multiplied by the VWAP for our shares on the date of demand or payment, whichever is higher.

The principal amount of Debentures issued carry a bring down of representations and warranties, that there shall have been no material adverse effect regarding our financial condition, the legality or validity of our agreements with investors or our ability to perform our obligations under our agreements with investors, that trading in our common stock shall not have been suspended by the SEC or the OTC Bulletin Board, that trading in securities as generally reported by Bloomberg LP shall not have been suspended or limited, that no banking moratorium shall have been declared by either the United States or New York authorities, or that other material adverse changes in the financial markets shall not have occurred.

The Series D Warrants are exercisable at the same price as the conversion price of the debentures outline above.  If certain milestones are not met, the conversion price of the Debentures and exercise price of the Series D Warrants may be re-set.  Also, the exercise price may be adjusted under anti-dilution and price re-set provisions contained in the Series D Warrants.  One-half of the Series D Warrants became exercisable on the date of the first closing on November 8, 2006, and the remaining one-half of the Series D Warrants became exercisable on the date of the second closing on April 12, 2007. The original conversion price was $1.1563 per share but has been reset to $.6948 effective October 1, 2007.  The final reset is for the fiscal quarter ended March 31, 2008, with the calculation taking place for the five (5) days prior to the date of filing the Company’s Form 10-Q for the quarter then ended.

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

At any time after the effective date of the registration statement covering the resale of the shares to be issued upon conversion or exercise of the Debentures and Series D Warrants, we may call for cancellation up to 75% of the Series D Warrants if: (i) the closing bid or closing sale price of the common stock for 20 consecutive trading days (the “measurement period”) exceeds $2.89, (ii) the daily trading volume during the measurement period exceeds 100,000 shares per trading day, and (iii) the holder is not in possession of material nonpublic information regarding us.  We are required to give notice of cancellation to the holders within one trading day of the end of the measurement period. The Series D Warrants covered by the call notice will be cancelled effective 30 trading days after the date of the call notice, subject to certain conditions, including that the holder shall have the right to exercise the Series D Warrant during the measurement period. As not all of these conditions are met, the Debentures and Series D warrants are yet cancelable.

The conversion price of the Debentures and the exercise price of the Series D Warrants or the number of shares to be issued upon conversion or exercise of the Debentures and Series D Warrants are subject to adjustment in the event of a stock dividend, stock split, subdivision or combination of our shares of common stock, reclassification, sales of our securities below their then conversion or exercise price, a subsequent rights offering, or a reclassification of our shares.  Also, if we effect a merger or consolidation with another company, we sell all or substantially all of our assets, a tender offer or exchange offer is made for our shares, or we effect a reclassification of our shares or a compulsory share exchange, a holder that subsequently converts its Debenture will be entitled to receive the same kind and amount of securities, cash or property as if the shares it is entitled to receive on the conversion had been issued and outstanding on the date immediately prior to the date any such transaction occurred. No such events have occurred through the date of this filing.

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

We agreed with purchasers of our Debentures and Series D Warrants (“purchasers”) that we would use our best efforts to file a registration statement under the Securities Act within 45 days of the first closing to permit the public resale by purchasers of the shares that may be issued upon conversion of the Debentures and upon exercise of the Series D Warrants, including the shares of our common stock underlying the Debentures to be issued at the second closing.  We are required to keep the registration statement effective until the earlier of either the date all shares underlying the Debentures and Series D Warrants have been sold or such shares are eligible for resale under Rule 144(k), but no later than four years after the effective date of the registration statement.  The registration became effective on April 9, 2007.  We were required to register a number of shares of our common stock equal to 130% of the shares underlying the Debentures and the Series D Warrants.  In view of the adjustments to the conversion and exercise prices, respectively, of the debentures and warrants, the Company expects to file a further registration statement to register additional shares of common stock following the filing of this report.

We also granted to each purchaser of the Debentures and Series D Warrants the right to participate in any offering by us of common stock or common stock equivalents until the later of (i) 12 months after the effective date of the registration statement and (ii) the date a purchaser holds less than 20% of the principal amount of the Debenture the purchaser originally agreed to purchase, except for an exempt issuance or an underwritten public offering of our common stock.  Purchasers may participate in such an offering up to the lesser of 100% of the future offering or the aggregate amount subscribed for under the securities purchase agreement by all purchasers. Although such common stock offerings occurred, the purchasers have not yet elected to participate in any such offerings through the date of the filing of this report.

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

Until November 7, 2007, we were prohibited from effecting a reverse or forward stock split or reclassification of our common stock except as may be required to comply with the listing standards of any national securities exchange. Moreover, for one year after April 9, 2007 (the effective date of the registration statement), we have agreed to exchange the securities issued in the offering for securities issued in a subsequent offering, except for shares issued in an exempt issuance or an underwritten public offering. No such exchanges have occurred through the date of this filing.

The securities purchase agreement also contains representations and warranties of both us and purchasers, conditions to closing, certain indemnification provisions, and other customary provisions.

Midtown Partners & Co., LLC acted as placement agent for the financing pursuant to the terms of a Placement Agent Agreement, dated July 14, 2006, between us and Midtown.  At the first closing, we paid or issued the following compensation to Midtown for its services as placement agent in connection with the offering: (i) sales commissions in the amount of $180,250; (ii) non-accountable expense reimbursement and legal fees of $30,000 of which $10,000 was paid prior to closing, (iii) placement agent’s warrants to purchase an aggregate of 623,520 shares (one half of the Midtown placement agent’s warrants are exercisable commencing on November 6, 2006 and the remaining one-half become exercisable on the second closing).  The second closing took place on April 12, 2007, at which time we paid the following compensation to Midtown for its services as placement agent in connection with the offering: (i) sales commissions in the amount of $180,250; (ii) non-accountable expense reimbursement and legal fees equal to 1% of the second closing or $25,750, (iii) the placement agent’s warrants to purchase an aggregate of 311,760 shares (the remaining one-half of the placement agent’s warrants).  The Midtown placement agent’s warrants are exercisable at a price of $1.15634 per share for a period of five years from the date they become exercisable, the exercise price may be re-set as disclosed above for the convertible debentures, contain a piggyback registration right, a cashless exercise provision and are substantially identical to the warrants issued to purchasers in the Debenture and Warrant offering.

Proceeds of the two offerings were used for the purpose of hiring new personnel, research and development, registration expenses, repaying $200,000 in loans made to us by Mr. Michael W. Trudnak, our Chairman and CEO, and for general working capital purposes.  In connection with the transaction, Mr. Trudnak agreed to amend certain loan agreements with us pursuant to which he had previously loaned to us an aggregate of $402,000.  Mr. Trudnak agreed to extend the date the principal amount is due under such loans until May 31, 2007; however, $100,000 of the principal amount of Mr. Trudnak’s April 21, 2006 loan was due upon our raising $2,500,000 from the closing on sale of our securities after November 6, 2006, and was paid immediately $100,000 following the first closing of the financing, and an additional $100,000 was paid immediately following the second closing of the financing, and the remaining balance of $202,000 will be paid upon our raising an aggregate of $5,000,000 from the closing on sale of our securities after November 6, 2006.

The securities, including certain securities issued to Midtown, were not registered under the Securities Act of 1933 or any state laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Additional Capital

To the extent that additional capital is raised through the sale of our equity or equity-related securities of our subsidiaries, the issuance of our securities could result in dilution to our stockholders.  No assurance can be given that we will have access to the capital markets in the future, or that financing will be available on terms acceptable to satisfy our cash requirements, implement our business strategies, and meet the restrictive requirements of the debenture financing described above.  If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial condition could be materially and adversely affected.  We may be required to raise substantial additional funds through other means.   We have not begun to receive material revenues from our commercial operations associated with the software products.  Management may seek to raise additional capital through one or more equity or debt financings or have discussions with certain investors with regard thereto.  We cannot assure our stockholders that our technology and products will be commercially accepted or that revenues will be sufficient to fund our operations.  If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

Financial Condition and Going Concern Uncertainties

As of December 31, 2007, the Company’s revenue generating activities have not produced sufficient funds for profitable operations and the Company has incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financial requirements, raise additional financing on acceptable terms to the Company, and the success of its future operations.

Our independent registered public accounting firm’s reports on the consolidated financial statements included in our annual report on Form 10-K for the years ended December 31, 2005 and 2006, and in this annual report Form 10-K for the year ended December 31, 2007, contain an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become a stockholder of the Company.

During Fiscal 2007, the Company raised $169,300 from the exercise of employee stock options, received $815,641 net proceeds from the exercise of common stock purchase warrants, received $100,000 from a promissory note, received gross proceeds of $2,550,000 (net proceeds of $2,540,000 after payment of sales commissions to a broker) from the issuance of common stock and warrants in a private placement offering, and completed the second closing of its Series A Debenture and Series D Warrant financing.  Gross proceeds from the second closing were $2,575,000, with net proceeds of $2,217,747 (after payment of sales commissions to a broker and related transaction costs).  In addition, the Company made: (i) $100,000 in principal repayment to Mr. Trudnak, the Company’s Chief Executive Officer, towards his outstanding noninterest-bearing loans, with the remaining net outstanding being $202,000 at December 31, 2007, and (ii) $800,000 in principal repayment to a bridge note holder.

Management believes that the cash balance of $101,136 at December 31, 2007, and subsequently $29,079 of collections on outstanding trade receivables, $15,000 received from the exercise of stock options, $4,850,000 received from the sale of securities, and outstanding subscriptions receivable of $1,650,000 due on or about May 30, 2008, to be sufficient to fund the Company’s operations, absent any cash flow from operations, until approximately the end of February 2009.  The Company is currently spending approximately $480,000 per month on operations and the continued research and development of our 3i technologies and products.  Although there can be no assurance, management believes that with the cash balance and other sources of funds received to-date, the Company may not require additional financing to fund the Company’s existing operations through December 31, 2008. This assumes that the Company will be unable to generate sufficient operating cash flow to fund its operations during this period.  Also, this assumes that holders of our outstanding debentures convert such debentures into shares of our common stock prior to November 7, 2008, the date we are required to pay the principal amount of such debentures.  We may be required to raise additional capital through an equity or debt financing or though bank borrowing, in the event the debenture holders do not convert such debentures, partially convert such debentures, or effect the buy-in provision of the warrants related to the debentures.  We are also seeking research grant funding from sources in connection with the development of our Medical CAD product. There can be no assurances that the Company will be successful in its efforts to secure such additional financing, any bank borrowing or any grant funding.

During fiscal 2007, the Company’s total stockholders’ deficit increased by $4,344,347 to $7,343,647.  Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, the Company’s deepening insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

In view of the foregoing, from time-to-time, management is required to seek additional capital through one or more equity or debt financings in the event that the cash on hand, collections from customers, and sales of our products do not provide sufficient cash to fund operations.    If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.  If we raise additional capital through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to our current stockholders.  No assurance can be given that we will have access to the capital markets in the future, or that financing will be available on terms acceptable to satisfy our cash requirements or to implement our business strategies.  If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial condition could be materially and adversely affected. We may be required to raise substantial additional funds through other means.   We have not begun to receive material revenues from our commercial operations associated with the software products.  Moreover, under the terms of the 2006 and 2007 convertible debentures and warrant financing, we may not be able to issue additional shares of our common stock or common stock equivalents (except for certain  issuances exempt from this requirement) for up to three years following the April 2007 second closing of the convertible debenture and warrant financing, engage in certain financings in which the conversion, exercise, exchange rate or other price of the securities is based upon the trading price of our securities after the date of issuance of such securities.  These provisions may limit our ability to raise additional financing through the issuance of common stock or common stock equivalents during the period such restrictions are effective.

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

We did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on January 1, 2008.  However, the Company has paid all of the interest and late fees due to debenture holders as of April 8, 2008.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default.  If an event of default occurs under the debentures, the debenture holders may elect to require the Company to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and the Company may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. In anticipation of such an election and measured as of December 31, 2007, the additional amount due is approximately $645,641, and is recorded as an increase to the carrying value of the debentures.

CONSOLIDATED RESULTS OF OPERATIONS

Fiscal 2007 as Compared with Fiscal 2006

The following analysis reflects the consolidated condensed results of operations of Guardian Technologies International, Inc. and its subsidiaries.

Net Revenues.  Net revenues from product sales and annual maintenance fees decreased by $198,520, or 40.7%, to $289,591.  Three factors impact the reduction in net revenue.  They are: (i) a decrease in maintenance fee revenue during the current period of $96,936, $53,663 of which decrease taking place in the United Kingdom where customers are moving to the UK’s National Health System preferred RIS systems, and a decrease of $43,273 in the U.S. as we have made no new sales of our FlowPoint product; and (ii) a decrease in hardware sales of $16,785; and (iii) a net decrease in software license revenue of $84,799, or 41.4%.  The $84,799 decrease in software license revenue represents a reduction in FlowPoint sales of $204,799, offset partially by $120,000 of revenue for our PinPoint nSight product.

Cost of Sales.  Cost of sales for the year ended December 31, 2007 was $1,272,396 (439.4% of net revenue) compared to $673,494 (138.0% of net revenue) during Fiscal 2006, an increase of approximately $598,902, or 88.9%.  Cost of sales for the period includes the impairment write-off of the Wise Systems’ acquired intangible asset for developed software of $998,247, as well as amortization of the same Wise Systems’ intangible asset of $250,823 in 2007 compared to an amortization expense of $461,836 in 2006.  Other costs of $23,326 in 2007 as compared to $211,658 in 2006, or a decrease of $188,332 (89.0%), represent expenses for purchased equipment and supplies for customers, installation labor and travel costs.  The decrease in other costs arises from no FlowPoint software license revenue in the current period, and includes a decrease in cost of equipment of $100,660 (91.6%), a decrease in third party software and maintenance fees of $21,627 (85.6%), and a decrease in labor costs of $66,045 (86.3%).

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the year ended December 31, 2007, decreased $726,787 (8.5%) to $7,863,112 for 2007 as compared to $8,589,899 for the same period in fiscal 2006.  The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the twelve month period ended December 31.

	Twelve Months Ended December 31
	2007	2006	$ Change	% Change

Payroll and related costs	$ 2,515,131	$ 3,635,984	$ (1,120,853)	(30.8)
Professional fees	1,228,870	1,607,980	(379,110)	(23.6)
Research and development costs	901,524	994,569	(93,045)	(9.4)
Insurance costs	156,720	391,693	(234,973)	(60.0)
Rent - building and equipment	285,833	291,091	(5,258)	(1.8)
Travel and related	147,726	231,568	(83,842)	(36.2)
Miscellaneous expenses	395,744	434,897	(39,153)	(9.0)
Depreciation and amortization	143,785	140,073	3,712	2.7
Stock-based compensation	2,087,779	862,044	1,225,735	142.2
Total	$ 7,863,112	$ 8,589,899	$ (726,787)	(8.5)

Payroll (salary, commissions and benefits) and related costs, which includes salaries, commissions, taxes and benefits, decreased approximately $1,120,853 (30.8%) due to reduced employee staffing levels caused by personnel attrition and our decision not to replace such personnel.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees.  Professional fees decreased for the twelve months ended December 31, 2007 versus the same period last year by approximately $379,110 (23.6%) due to: (i) an increase of $172,279 for general consultants, a decrease of $64,610 related to discontinuing specific marketing activities for our FlowPoint product, a decrease of $316,484 for specific consulting activities in 2006 not carried forward into 2007; and (ii) a decrease in accounting and legal fees of $107,042 and $63,253, respectively.  During 2006, the Company incurred additional accounting and legal fees due to the restatement of the Company’s audited financial statements for the years ended December 31, 2003, and 2004, and unaudited interim financial statements during 2005 and related amendments to certain of the Company’s periodic reports filed with the SEC.  The Company filed such amended filings during the third quarter of 2006.  Such decrease in accounting and legal fees relates to the Company not incurring such additional fees in 2007.

Research and development costs decreased for the twelve months ended December 31, 2007, compared to the same period last year by approximately $93,045 (9.4%). Medical Computer Aided Detection project Signature Mapping costs increased in 2007 by $57,356 (49.9%) for total costs for 2007 and 2006 of $172,356 and $115,000, respectively.  Research and development costs for PinPoint were $729,168 for the twelve months ended December 31, 2007 compared to $879,569 for the same period last year, for a decrease of approximately $150,401 or 17.1%.

Insurance costs in the twelve months ended December 31, 2007, were $156,720 compared to $391,693 in the same period in 2006, a decrease of $234,973 (60.0%).  The decrease is attributed to the cancellation of the aviation product liability insurance coverage in November 2006, since the project was still in the development stage.  The Company expects to obtain insurance coverage for the PinPoint aviation product once the Company commences generating sales and in conjunction with other coverage as available from the various governmental agencies for terrorism activities.

Rent decreased by $5,258 (1.8%) to $285,833 in the twelve months of fiscal 2007, as compared to $291,091 for the same period in 2006, due to reduced office furniture rent initiated in December 2006, and a reduction of office space at our Wise Systems location in September 2006.

Travel and entertainment expense for the twelve months ended December 31, 2007 of $147,726 compares to the same period for 2006 of $231,568, or a decrease of $83,842 (36.2%).  During the second half of 2006, the Company commenced building a distributor network to market and sell our products.  The decrease in travel and entertainment expense is due to the building of such distributor network, and a reduction in frequency of travel in all selling and administrative areas.

Miscellaneous expense decreased by $39,153 (9.0%) to $395,744 for the twelve months ended December 31, 2007, as compared to $434,897 for the same period in 2006.  The net decrease is related to an increased cost of $126,875 for the impairment of Goodwill on Wise Systems, a reduction in bad debt expense of $112,851, and a reduction in overall miscellaneous expenses of $53,177.

Depreciation and amortization expense in selling, general, and administrative for the twelve months ended December 31, 2007 of $143,785 compares to the same period for 2006 of $140,073, or an increase of $3,712 (2.7%).  The additional expense is due to capital expenditures during the second half of 2006 for increased equipment for simulation requirements in meeting the Company’s expanded product development activities, offset by the expiration of depreciation expense in the current quarter for 2004 acquired assets.

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee directors, and consultants in lieu of cash compensation.  During the twelve months ended December 31, 2007, the Company recognized an expense associated with employee stock option compensation of approximately $1,770,855 and approximately $316,924 of consulting expense.  During the same period of 2006, the Company recognized stock-based compensation expense for employees of $495,143 and consultants of $366,901.  The increase in stock-based compensation for employees and non-employee members of our Board of Directors of $1,275,712 (257.6%) represents the impact of accelerating in the fourth quarter of 2005 the expense of key management and staff hiring incentives using stock options.  Therefore, no compensation expense of unvested 2005 and prior year options carryforward into fiscal 2006 and 2007.  The Company did not grant incentive stock options to existing employees, only to new hires and non-qualified stock options to members of the Board of Directors.  In January 2007, the Company granted stock options to all employees and non-employee members of our Board of Directors and, in October 2007, the Company granted stock options to three executive officers as compensation for their continued deferral of a portion of their 2006 salaries, all resulting in additional expense over the two year vesting period beginning in 2007.  The decrease in stock-based compensation expense for consultants of $49,977 (13.6%) reflects decreased usage of stock-based compensation versus cash compensation for consultants.

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

Other Income (Expense). Other expense includes interest income, interest expense and other non-operating income.  Other expense for the twelve months ended December 31, 2007 was $1,663,829 compared to $1,318,597 for the same period last year, for a net increase of $345,232 (26.2%).

There were no fixed asset disposals during Fiscal 2007, compared to $2,254 during Fiscal 2006.

Interest income for Fiscal year 2007 of $11,032 is derived from interest bearing accounts.  The $7,180 (39.4%) decrease from the same period last year is attributed to a lower average daily cash balance in interest bearing accounts during the course of the year ended December 31, 2007.

Interest expense (not including other non-operating income) for the twelve months ended December 31, 2007 was $1,705,167, compared to $1,334,555 for the same period last year, for an increase of $370,612 (27.8%).  The components of

2007 include: $58,817 for the August/September 2006 bridge notes that were outstanding during the period and $2,703 from other short-term notes; $361,797 of interest for the convertible debentures outstanding during the period, $2,866,139 for amortization of the fair value of the embedded conversion feature in the November 2006 warrants and debentures issued in conjunction with the convertible debentures and $153,179 for amortization of the fair value of the embedded conversion feature in the August/September bridge note; $344,831 for amortization of deferred financing costs for the November 2006 and April 2007 convertible debenture financing; and $3,040,562 for the fair value of warrants issued during the period, and $645,641  contingency for the   default event on the convertible debentures.  Interest expense was reduced by $272,788 in connection with the fair value adjustments to derivative instruments related to the conversions of bridge notes and debentures, and further reduced by $5,495,713 for the revaluation of the derivative liabilities associated with the financings.  The interest expense outlined above includes noncash elements of $1,294,059.  The noncash portion reflects the impact of the price reset provisions in the Series A 10% Senior Convertible Debenture.  As outlined above in the Notes to Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies”, the reset provision causes the determination that there are insufficient authorized shares to settle financing contracts, and the requirement that warrants be classified as a liability.  As such, the warrants are required to be remeasured at each balance sheet date, and the increase or decrease in the fair value of the warrants is charged or credited to interest expense.

Non-operating income for the current year was $30,306 and represents a short-swing profit recapture from a shareholder.

Net Loss and Net Loss per Share.  Net loss for Fiscal 2007 was $10,509,746, compared to $10,093,879 in Fiscal 2006, for an increased net loss of approximately $415,867 (4.2%).  Net loss per share for the 2007 was $0.28 compared to $0.30 in the same period 2006, based on the weighted average shares outstanding of 37,761,058 and 33,914,850 respectively. The increased net loss for the twelve months ended December 31, 2007 compared to the same period in 2006 arose from the following: (i) additional costs including $1,125,122 for the impairment of intangible asset and goodwill related to Wise Systems, (ii) increased stock-based compensation for employees, non-employee members of our Board of Directors and consultants of $1,225,735, (iii) an increase in other net non-operating expense of $345,232 for accrued interest expense on debt, the amortization of debt discount for the 2006 and 2007 debentures and 2006 and 2007 convertible notes, the revaluation of the derivative liabilities for the debentures and convertible notes, adjustments to the fair value of derivative liabilities related to the conversion of notes and debentures, other related financing expenses, and lower interest income, (iv) lower net revenue of $198,520, (v) lower cost of sales for equipment, labor and third party software of $188,332, (vi) lower depreciation and amortization expense in cost of sales and selling, general and administrative of $207,301, and (vii) decreased selling, general and administrative expenses (other than depreciation and amortization, stock-based compensation expense and goodwill impairment) of $2,083,109.

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

Category	Twelve Months Ended December 31
	2006	2005	$ Change	% Change

Payroll and related costs	$ 3,635,984	$ 3,283,028	$ 352,956	10.8
Professional fees	1,607,980	1,800,235	(192,255)	(10.7)
Research and development costs	994,569	858,218	136,351	15.9
Insurance costs	391,693	339,958	51,735	15.2
Rent - building and equipment	291,091	335,006	(43,915)	(13.1)
Travel and related	231,568	424,287	(192,719)	(45.4)
Miscellaneous expenses	434,897	474,717	(39,820)	(8.4)
Depreciation and amortization	140,073	93,520	46,553	49.8
Stock-based compensation	862,044	5,196,869	(4,334,825)	(83.4)
Total	$ 8,589,899	$ 12,805,838	$ (4,215,939)	(32.9)

Payroll (salary, commissions and benefits) and related costs increased approximately $352,956 (10.8%).  The increase is due to greater salary cost of $369,097 (12.7%) in response to a higher level of technical staff, and lower overall employee benefits and taxes of $16,141 (4.2%).

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

We incurred insurance costs of $391,693 or a $51,735 (15.2%) increase over Fiscal 2005.

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

Miscellaneous expense for Fiscal 2006 of $434,897 compares to the same period for Fiscal 2005 of $474,717, or a decrease of $39,820 (8.4%).  Fiscal 2006 includes a provision for doubtful accounts of $103,033 versus no provision in the same period of 2005, offset by a reduction in marketing and trade show costs of $130,896 and other miscellaneous expense reduction of $11,957.

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

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees and consultants in lieu of cash compensation.  During Fiscal 2006, we recognized an expense associated with employee stock option compensation of approximately $495,143 and approximately $366,901 of consulting expense.  During the same period of Fiscal 2005, we recognized stock-based compensation expense for employees of $1,540,025 and consultants of $3,656,844.  The decrease in stock-based compensation for employees of $1,044,882 (67.8%) represents the impact of accelerating in the fourth quarter of 2005 the expense of key management and staff hiring incentives using stock options.  Therefore, no amortization expense was carried forward into Fiscal 2006.  The decrease in stock-based compensation expense for consultants of $3,289,943 (90.0%) reflects the end of the amortization period in the second quarter of 2005 for retention consulting arrangements after the reverse acquisition in June 2003.  Also, there was less dependency on stock-based compensation in 2006 for employees and consultants.

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

Interest Income (Expense).  Interest income from interest-bearing accounts decreased approximately $13,497 (42.6%), to $18,212 for Fiscal 2006.  The decrease is attributed to a lower average daily cash balance in interest-bearing accounts during Fiscal 2006, as a result of a decrease in funds due to lower proceeds from the issuance of common stock, exercise of stock options and warrants and convertible debt during Fiscal 2006 than in Fiscal 2005 to cover operating expenses.  Interest expense for 2006 of $1,334,555 includes $101,082 for accrued interest,  $644,192 for the amortization of debt discount associated with the August/September 2006 note financing, and the November convertible debentures $560,616 for the fair value of the embedded conversion feature in the warrants, and $28,665 for amortization of deferred financing costs for the November 2006 convertible debenture financing.

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

Contractual Obligations and Commitments.  The following table summarizes scheduled maturities of our contractual obligations for which cash flows are fixed and determinable as of December 31, 2007.

Category	Payments Due in Fiscal
	Total	2008	2009	2010	2011	2012	Thereafter

Short-term convertible debentures and notes (1)	$ 3,957,476	$ 3,957,476	$ -	$ -	$ -	$ -	$ -
Long-term debt	-	-	-	-	-	-	-
Interest payments (2)	282,286	282,286	-	-	-	-	-
Operating lease commitments (3)	633,779	278,391	267,291	88,097	-	-	-
Unconditional purchase obligations (4)	-	-	-	-	-	-	-
Total contractual obligations	$ 4,873,541	$ 4,518,153	$ 267,291	$ 88,097	$ -	$ -	$ -

(1) Includes amounts accrued for debenture default provisions of $645,641.
(2) Projected interest on debt, with the assumption of no further conversion of the short-term debentures that mature on November 8, 2008.
(3) Total rental expense included in the accompanying consolidated statements of earnings was $285,833 in fiscal 2007, $291,091 in fiscal 2006, and $335,006 in fiscal 2005.

(4) The company currently does not have any outstanding unconditional purchase obligations.  They would though include inventory commitments, future royalty, consulting agreements, other than month-to-month arrangements, or commitments pursuant to executive compensation arrangements.

In addition to the above obligations, we are conditionally obligated to redeem shares related to the acquisition of intellectual property (IP) from Difference Engines.  As of December 31, 2007, and as more fully disclosed in Note 6, Acquisitions, a conditional redemption value of $178,311 was estimated and recorded.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities as of December 31, 2007 2006 and 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Among other requirements, SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is to be reported as a separate component of equity in the consolidated financial statements.  SFAS No. 160 also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the consolidated statement of income.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, beginning in our fiscal 2009). Earlier adoption is prohibited.  This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company has evaluated the impact of this statement and does not expect the adoption of this standard to have a material impact on the Company’s consolidated results of operations and financial position.

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” however, it retains the fundamental requirements of the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business.  SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  Among other requirements, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values, with limited exceptions; acquisition-related costs generally will be expensed as incurred.  SFAS No. 141(R) requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (that is, beginning in our fiscal 2009).  An entity may not apply it before that date.

On December 21, 2007, the SEC staff issued Staff Accounting Bulletin No. 110 (“SAB 110”), expressing the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Shared-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term.  At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise pattern by industry and/or other categories of companies) would, over time, become readily available t companies.  Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007.  The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007.  Accordingly, the staff will continue to accept, under circumstances, the use of the simplified method beyond December 31, 2007.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a two-step evaluation process for tax positions.  The first step is recognition and the second step is measurement.  For recognition, an enterprise judgmentally determines whether it is more-

likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized.  If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of the position is not recognized in the financial statements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures.   International revenues in Fiscal 2007 from Wise Systems, our subsidiary located in the United Kingdom, were approximately $147,928 (51.1%) of total revenue.  International sales are made mostly from our foreign subsidiary and are typically denominated in British pounds.  In Fiscal 2007, approximately $2,816 (9.7%) of total consolidated accounts receivable and $14,034 (1.7%) of total consolidated accounts payable were denominated in British pounds.  Additionally, our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts which are charged to Wise and recorded as inter-company receivables on the books of the U.S. parent company.  We are also exposed to foreign exchange rate fluctuations as the financial results of Wise are translated into U.S. dollars in consolidation.  As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of December 31, 2007, $132 (0.1%) of our cash and cash equivalents balance was included in our foreign subsidiaries.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See our Consolidated Financial Statements, which incorporates the supplementary data beginning on page 106.

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

Effective May 5, 2006, upon the recommendation of Guardian’s Audit Committee, Guardian's board of directors approved the engagement of Goodman & Company, L.L.P. to serve as Guardian's independent registered public accountants and to be the principal registered public accountants to conduct the re-audit of Guardian's financial statements for the fiscal years ended December 31, 2003 and December 31, 2004, replacing the firm of Aronson & Company.

ITEM 9A(T).  CONTROLS AND PROCEDURES

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

Based on this evaluation and for the reason outlined below, the Certifying Officers determined that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the Reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.  On August 6, 2007, the Company filed a Form 8-K with the SEC regarding unregistered sales of certain equity securities to accredited investors.  On or about November 9, 2007, the Company determined that such Form 8-K required amendment to include additional disclosures regarding the terms and conditions of the investment by one of such investors.  On November 12, 2007, the Company filed a Form 8-K/A to amend and restate such disclosure.  On April 9, 2008, the Company filed a Form 8-K regarding sales of certain unregistered securities as required under Item 3.02, triggering events that accelerate or increase a direct financial obligation under Item 2.04, and other events under Item 8.01.  Disclosure of certain sales of unregistered securities included in such report was required to be reported during December 2007.  In addition, the Company has identified certain material weaknesses in its internal controls over financial reporting discussed below.

Management of the Company and the Audit Committee considered what further changes, if any, are necessary to the Company’s disclosure controls and procedures and internal controls over financial reporting to ensure that the errors described above do not recur and the material weaknesses identified by management are remedied. The Audit Committee determined that these matters could be best addressed by: (a) reviewing accounting literature and other technical materials with the Company’s independent registered public accountants to ensure that the appropriate personnel have a full awareness and understanding of the applicable accounting pronouncements and how they are to be implemented, (b)

additional education and professional development for the Company’s accounting and other staff on new and existing accounting pronouncements and their application and applicable SEC filing requirements, certain applicable SEC disclosure requirements, and the timing of the filing thereof, and (c) requiring senior accounting staff and outside consultants with technical accounting expertise to review complex transactions to evaluate and approve the accounting treatment for such transactions, including those items for which the Company has restated its financial statements.  As previously disclosed in our periodic filings, the implementation of certain of these steps commenced in the second quarter of 2006 and is to be ongoing.  The Audit Committee continues to believe that the above remedial steps will help assure this error does not recur.  Accordingly, the Audit Committee has recommended to management and management has agreed that the Company’s accounting staff, including its Chief Financial Officer, undertake additional training on an accelerated basis and that such training, in view of the complexity of certain generally accepted accounting principles and other matters, be ongoing. Further, to continue to retain and review with an outside public accounting consultant the application of certain accounting principles to help assure the consolidated financial statements prepared by the Company and furnished to its independent registered public accountants for review or audit reflect the application of such accounting principles.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company in accordance with Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Certifying Officers, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

The Company’s internal control over financial reporting is a process designed by, and under the supervision of, its principal executive and principal financial officers, or person performing similar functions, and effected by the Company’s board of directors, management and other personnel,  to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

A material weakness is a control deficiency, or a combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected.  In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2007.

1.

Several matters involving the application of Generally Accepted Accounting Principles to the Company’s complex financial instruments resulted in material audit adjustments to the Company’s consolidated financial statements. The adjustments were related to certain complex provisions of derivative liabilities, including our convertible debentures and warrants, and the interpretation of Emerging Issues Task Force Issue 00-19 (EITF 00-19), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies.” These deficiencies did not result in errors to the Company’s consolidated financial statements.

2.

As of December 31, 2007, the Company did not have personnel with the appropriate technical accounting expertise to sufficiently address the accounting and financial reporting issues that arise from time to time with respect to these complex financial instruments.

Based on our assessment, and because of the material weaknesses described above, management has concluded that our internal controls over financial reporting were not effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report at this time.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the period covered by the Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

The Company plans to hold its next Annual Meeting of Stockholders on Friday, October 10, 2008, in Herndon, Virginia.  If a stockholder wishes to submit a proposal for the Company’s 2008 Annual Meeting, the deadline for submitting such proposals to the Company is Monday, July 7, 2008.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the current directors and executive officers of Guardian:

Name	Age	Title
Michael W. Trudnak	55	Chairman of the Board, Chief Executive Officer, Secretary, Treasurer, Director - Class III
William J. Donovan	56	President, Chief Operating Officer and Director - Class III
Charles T. Nash	57	Director - Class I
Ronald R. Polillo	59	Director - Class I
Henry A. Grandizio	51	Director - Class II
Sean W. Kennedy	58	Director - Class II
Gregory E. Hare	54	Chief Financial Officer
Richard F. Borrelli	56	Vice President
Carl C. Smith, Jr.	59	Vice President

Under Guardian’s Certificate of Incorporation, the board of directors is divided into three classes and, if the board consists of seven directors, the first class shall consist of three directors to hold office for a term of one year from the date of the ratification of their election by stockholders at the next meeting of stockholders held to consider such matter, the second class shall consist of two directors to hold office for a term of two years from the date of the ratification of his election by stockholders at the next meeting of stockholders held to consider such matter, and the third class shall consist of two directors to hold office for a term of three years from the date of the ratification of their election by stockholders at the next meeting of stockholders held to consider such matter.  At each succeeding annual meeting of stockholders, the successors to the class of directors whose terms shall then expire shall be elected to hold office for a term expiring at the third succeeding annual meeting.  Messrs. Nash and Polillo have been designated by the board as Class I directors, Messrs. Kennedy and Grandizio have been designated as Class II directors, and Messrs. Trudnak and Donovan have been designated as Class III directors.

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

Ronald R. Polillo, Director. Mr. Polillo became a Class I director of Guardian on August 17, 2007.  Since July 2007 to the present, Mr. Polillo has been President Chief Executive Officer of RP-Security Solutions, LLC, a privately held company that provides engineering and scientific development and support services in the area of explosives, baggage and people screening for all types of transportation.   From May 2004 until June 2007, Mr. Polillo was vice president of Homeland Security and Defense for Hi-Tec Systems, Inc.  From August 2000 to April 2004, Mr. Polillo was a business and special projects manager with the Department of Homeland Security’s TSA Transportation Security Laboratory.   As the FAA's Security Equipment Integrated Product Team Lead, from October 1996 to July 2000, Mr. Polillo led an aviation industry and government team in the first major acquisition and deployment of Explosive Detection Systems in airports throughout the U.S.  From January 1983 to September 1996, Mr. Polillo held various project development and research positions with the Federal Aviation Administration, including related to the development and deployment of airport security technologies.  Mr. Polillo received a Masters in Aviation Management from Embry Riddle Aeronautical University and a Bachelor of Sciences in Mathematical Sciences from Florida Institute of Technology.

Henry A. Grandizio, Director.  Mr. Grandizio became a Class II director of Guardian on September 17, 2007.  Since 2006 to present, Mr. Grandizio has been the managing partner at Grandizio, Wilkins, Little & Matthews, LLP, a certified public accounting firm.  From 1986 until 2006, Mr. Grandizio was shareholder and vice president of Scheiner, Mister & Grandizio, P.A.  From 1978 to 1986, Mr. Grandizio was a audit and accounting manager for McGrow, Pridgeon and Company, P.A.  Mr. Grandizio received a Masters in Science, Taxation from the University of Baltimore and a Bachelor of Arts in Accounting from Loyola College.

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

Richard F. Borrelli, Vice President.  Mr. Borrelli has been a Vice President for Guardian’s Healthcare Systems Division since June 2004, and became an officer of the Company on August 9, 2007.  Mr. Borrelli is a healthcare and radiology expert with 28 years of worldwide clinical, business development, marketing and sales experience in healthcare radiology informatics and image management. From 2002 to 2004, Mr. Borrelli was a principal with Healthcare Consulting Group, a privately-held healthcare business consulting company.  From 2000 to 2002, Mr. Borrelli was the Director of Implementation and Professional Services, Radiology Information and Image Management Division, at IDX Systems Corporation, a healthcare software technology company.  From 1997 to 2000, Mr. Borrelli was Director of Business Development and then Director of Sales, Marketing and Customer Support at Analogic Corporation, a company that designs and manufactures high performance medical and security imaging systems. From 1989 to 1997 he held senior management positions including Vice President of Marketing at Polaroid’s healthcare division. Prior to 1989 Mr. Borrelli held marketing management, program management and sales management of increasing responsibility with Johnson and Johnson, AGFA and General Electric’s medical divisions.  Mr. Borrelli received a BA in bio-physics from Wittenberg University and an MBA from Cleveland State University and is a licensed radiographic technologist.

Carl C. Smith, Jr., Vice President.   Mr. Smith was promoted to Vice President of Operations and officer of Guardian on August 9, 2007, responsible for all research, development, production, and customer support.  From June 2005 until August 2007, Mr. Smith was Director of Operations for Guardian’s Aviation Security group. From 1998 to June 2005, Mr. Smith served as Vice President, Systems Engineering Division, Delex Systems, Inc., a privately held systems engineering company, and was responsible for providing business and technical advice to senior decision makers within several federal agencies.  From 1989 to 1998, Mr. Smith was co-founder of The Prometheus Co., Inc., a consulting company focused on project and financial management in major defense acquisition programs.  From 1980 to 1989, Mr. Smith was a

Senior Manager with the aerospace and defense practice of KPMG Peat Marwick, providing consulting services to both Department of Defense and Industry clients.  Mr. Smith was a naval aviator in various operations and training billets during the 10 years of active service, and also holds a commercial pilot license.  He retired from the U.S. Naval Reserve with the rank of Captain.  Mr. Smith received a B.S. from the U.S. Naval Academy and an M.S. in Systems Management from the University of Southern California.

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

Independent Directors

Our board of directors has determined that the following directors are independent as “independence” is defined in Section 121A of the American Stock Exchange listing standards, the standard we have adopted for determining the independence of our directors: Henry A. Grandizio, Sean W. Kennedy, Charles T. Nash, and Ronald R. Polillo.  The board of directors maintains an audit committee, nominating committee and compensation committee as discussed under Item 10 – Directors and Executive Officers of the Registrant, above.  The current members of such committees as of the date of the filing of this report are as follows:

Audit

-

Henry A. Grandizio, Chairman

Sean W. Kennedy

Charles T. Nash

Compensation

-

Sean W. Kennedy, Chairman

Charles T. Nash

Henry A. Grandizio

Nominating

-

Charles T. Nash, Chairman

Sean W. Kennedy

Ronald R. Polillo

The Board of Directors

The Board oversees the business affairs of Guardian and monitors the performance of management. During the fiscal year ended December 31, 2007, the Board held three meetings and handled certain business through unanimous written consents of its board in accordance with its by-laws and applicable Delaware law.  Members of the board of directors attended all of such meetings. Guardian has a policy of requesting all directors to attend annual meetings of stockholders.  Currently, the Board has three committees, an Audit, Compensation and Nominating Committee.  The membership and functions of such committees are described below.

Audit Committee

The Audit Committee consists of Henry A. Grandizio, Sean W. Kennedy and Charles T. Nash.  During 2007, the Audit Committee chairman was Mr. Michael M. Mace, who resigned on September 17, 2007.  Also on September 17, 2007, Mr. Henry A. Grandizio was elected a director and appointed chairman of the Audit Committee.  The Audit Committee held four meetings during fiscal 2007.   Mr. Kennedy attended all of such meetings, Messrs. Nash and Grandizio attended three of such meetings, and Mr. Mace did not attend any of such committee meetings.  The board of directors has determined that each member of the Audit Committee is independent, as independence is defined in Section 121A of the American Stock Exchange listing standards.

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

Compensation Committee

The Compensation Committee consists of Sean W. Kennedy, Charles T. Nash and Henry A. Grandizio.  Mr. Kennedy was appointed chairman on September 14, 2004.  The board of directors has adopted a written charter for the Compensation Committee. The Compensation Committee held seven meetings during fiscal 2007.  During 2007, the then current members of Messrs. Kennedy and Nash attended all of such meetings.  Mr. Grandizio was appointed to the committee effective January 1, 2008.

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

Nominating Committee

The Audit Committee consists of three members, Sean W. Kennedy, Charles T. Nash and Ronald R. Polillo.  During 2007, Mr. Nash served as chairman.  Mr. Ronald R. Polillo was appointed to the Nominating Committee effective January 1, 2008.  The Nominating Committee held four meetings during fiscal 2007.   Messrs. Nash and Kennedy attended all of such meetings. The board has adopted a written charter for the Nominating Committee.

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

 ADVISORY BOARD

On November 7, 2007, we established an advisory board to advise and make non-binding recommendations to our board of directors and management regarding the strategic positioning of our new products, future product development, industry trends, and potential research collaborations with third parties.  Members serve for a term of one year.  Currently, our advisory board consists of two members, including Mr. Polillo, who also acts as the chairman of the advisory board.  The other member includes Dr. Ronald Schilling.

Each member of the Advisory Board of the Corporation (other than the Chairman of the Advisory Board) to be paid or provided as annual compensation an aggregate of 15,000 non-qualified stock options to purchase common stock, $.001 par value per share, of the Corporation pursuant to the Plan, each such option to be exercisable at a price equal to the fair market value of the Common Stock on the date of grant, such options to be exercisable immediately following the date of grant and for a term of ten (10) years thereafter (unless terminated earlier in accordance with the terms of the Plan).  Such compensation was recommended by the compensation committee, and approved by the board of directors of the Company.

AUDIT COMMITTEE EXPERT

We have designated Mr. Henry A. Grandizio as our “audit committee financial expert.”

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

Based on our review of Forms 3, 4 and 5 submitted to us pursuant to Rule 16a-3 under the Exchange Act by our executive officers and directors with respect to our most recent fiscal year, except as note below for the year ended December 31, 2007, there were no known (1) late reports, (2) transactions that were not reported, or (3) known failures to file a required report by such executives officers and directors.  Each of Messrs. Richard F. Borrelli, Henry A. Grandizio, Ronald R. Polillo, and Carl C. Smith late filed their Forms 3.

Late filing of Form 4 and the number of occurrences: Messrs. Henry A. Grandizio (one), Gregory E. Hare (one), Sean W. Kennedy (three), and Charles T. Nash (three).

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The material principles underlying our goals for executive compensation policies and decisions are intended to:

•	implement compensation packages which are competitive with comparable organizations and allow us to attract and retain the best possible executive talent;

•	relate annual and long-term cash and stock incentives to achievement of measurable corporate and individual performance objectives;

•	appropriately balance the mix of cash and noncash short and long-term compensation;

•	encourage integrity in business dealings through the discretionary portion of our compensation package; and

•	align executives’ incentives with long-term stockholder value creation.

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

In an effort to assist the Compensation Committee in the evaluation process, in August 2005, we engaged an independent compensation consultant to evaluate certain aspects of our compensation practices and to assist in developing our executive compensation program. To this end, the consultant developed a competitive peer group and performed benchmarking analyses of competitive compensation levels, and used the following companies as a source of the analysis: Merge eFilm, IDX Systems Corporation, DexCom, Inc, NeuStar Inc, Sybari Software, Inc, Technology Spectrum, Inc, Optio Software, Inc, and RadView Software, Ltd.  However, we have not implemented any formal or informal policy for allocating compensation between long-term and short-term, between cash and noncash or among the different forms of noncash compensation.   We did not engage a compensation consultant during 2006 or 2007.

Our Compensation Committee reviews and approves all of our compensation policies.   Our Compensation Committee is responsible for evaluating the performance of all our named executive officers, their compensation levels, criteria for grants of stock options, and reviewing and evaluating the terms of their employment agreements.  Our Compensation Committee performs such tasks periodically and solicits the input of our executive officers.  The compensation levels for our named executive officers are based upon management recommendations, including the recommendations of our CEO.

Our executive compensation program during 2007 consisted of three principal elements: base salary, stock options, and severance and change in control benefits.  We also provided to two employees a car allowance. Except for Messrs. Borrelli and Smith, we compensate our named executive officers according to the terms of their employment agreements with us. Messrs. Borelli and Smith’s salaries were determined based on market levels at the time of employment, individual responsibilities, performance, and experience.  We made no change to Mr. Borrelli’s salary at the time he became a named executive officer.  Mr. Smith received an increase at the time of his promotion in August 2007, and such increase was based on the new responsibilities, performance and in relation to the salaries we pay our other executive officers.  Our ability to provide any cash incentive compensation, plan or non-plan has been constrained by our limited cash resources. Accordingly, our executive compensation arrangements have been relatively straight forward.

Moreover, due to our limited available cash, during 2006, four of our then named executive officers deferred a significant portion of their base salaries.  During 2007, three of our named executives have deferred a small portion of their base salaries.  As of December 31, 2007, the Company has an aggregate salary deferral of approximately $570,425.

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

Except for Mr. Borelli and Mr. Smith, the base salary of each of our named executive officers is determined on the basis of such officer’s employment agreement with us.  At a minimum, our Compensation Committee reviews annually each executive officer’s base salary during our performance review. Base salaries may be adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance, experience and the our cash position.  During 2007, we did not increase the base salary of any of Messrs. Trudnak, Donovan, Hare or Borrelli, and do not expect to be able to do so in the near future.  Mr. Smith received an increase at the time of his promotion, and such increase was based on his new responsibilities, performance and the level of salaries we pay our other named executive officers.  We do not expect to increase Mr. Smith’s salary in the near future.

Also, as discussed above, and due to our limited available cash, during 2006, four of our then named executives deferred a significant portion of their base salaries.  During 2007, three of our five named executives have deferred a small portion of their base salaries.  As of December 31, 2007, the Company has an aggregate salary deferral of approximately $570,425.

Annual Cash Incentive Bonus

Due to the limited cash available to us, we currently do not have a bonus plan and, during 2007, we did not make any annual cash incentive award to our employees, including our named executive officers.

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

Our policy is to grant stock options to new employees pursuant to our 2003 Stock Incentive Plan for the reasons discussed above.  The amount of such grant is determined by the Compensation Committee.  During 2006 and 2007, we granted stock options to our new employees.  Generally, the options vest 50% after the first year of employment and the remaining 50% after the second year of employment and have an exercise price equal to the fair market value of our stock on the date of grant.  In October 2007, as part of Mr. Carl C. Smith, Jr. promotion to Vice President of the Company, he received

50,000 options at the fair value on the date of grant and vesting over a two year period. In January 2007 and 2008, the Compensation Committee approved the grant of stock options to all current employees, including our named executives, as an incentive for continued contributions in moving our product development efforts forward. The options vest over a two year period from the date of grant.  Stock options granted during 2006 and 2007, were based on management’s recommendation and discussions with the Compensation Committee.  Factors considered in granting stock options included: (i) our general policy of not increasing base salaries of all employees during the past four years and in the foreseeable future, (ii) the performance of employees, and (iii) the employees’ increasing responsibilities in a dynamic, and shrinking organization.

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

Our Compensation Committee administers the 2003 Stock Incentive Plan, and consists of two or more directors appointed by our board of directors each of whom is a non-employee director and an outside director within the meaning of Section 162(m) of the Internal Revenue Code, and determines the type and amount of awards to be granted to eligible employees, directors and consultants based upon the principles underlying our executive compensation program.  Awards under our 2003 Stock Incentive Plan are made throughout the year and are generally tied to Compensation Committee meetings. A total of 30,000,000 shares of our common stock are currently authorized for issuance under the 2003 Stock Incentive Plan. Shares subject to awards which expire, or are cancelled, or forfeited will again become available for issuance under the 2003 Stock Incentive Plan as described below. As of December 31, 2007, there were 7,240,654 shares reserved for issuance under the 2003 Stock Incentive Plan and 21,121,346 shares available for future awards.

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

Under the Plan, Guardian may grant Non-Qualified Options to independent directors or consultants of Guardian and its subsidiaries at any time and from time-to-time as shall be determined by the Compensation Committee. The Plan also provides for the issuance of Incentive Options to any officer or other employee of Guardian or its subsidiaries as selected by the Compensation Committee. Options granted under the Plan must be evidenced by a stock option agreement in a form consistent with the provisions of the Plan.

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

Stock Options:

Stock option grants are typically made at the commencement of employment and generally thereafter by the Compensation Committee upon achievement of key strategic goals and on the anniversary of previous grants. Periodic stock option grants are made at the discretion of the Compensation Committee, and in appropriate circumstances the Compensation Committee may consider the recommendation of members of management. In January 2007 and 2008, most employees were awarded qualified stock options, including the named executives officers, as footnoted in the below “Grants of Plan- Based Awards” table. The Compensation Committee determines the exercise price of options awards granted under our 2003 Stock Incentive Plan, but with respect to qualified stock options intended to qualify as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code, the exercise price must at least be equal to the fair market value of our common stock on the date of grant.

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

Severance and Change in Control Benefits

Three of our five named executive officers are covered by employment agreements which specify payments in the event the executive’s employment is terminated. The type and amount of payments vary by executive level and the nature of the termination. These termination benefits are payable if and only if the executive’s employment terminates as specified in the applicable employment agreement.  Also, two of our named executive officers, Mr. Donovan and Mr. Hare, have employment agreements that require us to make certain payments in the event of a change in control and upon the occurrence of certain other material events.

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

Perquisites and Other Compensation

During the each of the two fiscal years ended December 31, 2007, two of our named executive officers received reimbursement of up to $6,000 annually for automobile expenses as required under the terms of their employment agreements. See “—Employment, Severance and Change in Control Arrangements,” below.  Currently, we do not provide short or long term disability or life insurance coverage for employees, including our named executive officers, as a result of our current cash position.  We do provide health care benefits to all employees including our named executive officers, and such benefits are contributory.

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

Summary Compensation Table

The following Summary Compensation Table sets forth the compensation earned or awarded to our CEO, President and COO, CFO and other named executive officers during each of the two fiscal years ended December 31, 2007.

Name and Principal Position	Year	Compensation ($)
		Salary	Bonus	Stock Options Awards (1)	All Other (2)	Total
Michael W. Trudnak (3)	2006	$ 275,000	$ -	$ -	$ 6,000	$ 281,000
Chairman, CEO	2007	275,000	-	517,843	6,000	798,843

William J. Donovan (4)	2006	265,000	-	-	6,000	271,000
President/COO	2007	265,000	-	305,341	6,000	576,341

Gregory E. Hare (5)	2006	200,000	-	412,000	-	612,000
Chief Financial Officer	2007	200,000	-	280,211	-	480,211

Carl C. Smith, Jr. (6)	2006	130,000	-	-	-	130,000
Vice President	2007	144,585	-	117,750	-	262,335

Richard F. Borrelli (7)	2006	113,000	-	-	-	113,000
Vice President	2007	112,000	-	77,280	-	189,280

Steven V. Lancaster (8)	2006	125,000	-	-	-	125,000
Vice President	2007	84,000	-	-	-	84,000

Darrell E. Hill (9)	2006	125,000	-	-	-	125,000
Vice President	2007	-	-	-	-	-

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
(3) For Mr. Trudnak, includes 2007 accrued and unpaid salary of 17,296, for a cumulative deferral of $252,243.
(4) For Mr. Donovan, includes 2007 accrued and unpaid salary of $16,677, for a cumulative deferral of $140,722.
(5) For Mr. Hare, includes 2007 accrued and unpaid salary of $12,381, for a cumulative deferral of $122,717.
(6) For Mr. Smith, includes 2007 accrued and unpaid salary of $2,585. On August 9, 2007 was promoted to Vice President and Officer of the Company.
(7) For Mr. Borrelli, includes 2007 accrued and unpaid salary of $3,692. On August 9, 2007 was elected as an Officer of the Company.
(8) Mr. Lancaster resigned effective August 25, 2007.
(9) For Mr. Hill, includes a cummulative deferral of $48,493 at December 31, 2007, and $49,993 at December 31, 2006. Mr. Hill resigned effective September 8, 2007.

Grants of Plan-Based Awards Table

The following table sets forth information regarding stock option awards to our named executive officers under our 2003 Stock Incentive Plan during the two fiscal years ended December 31, 2007.

Name	Fiscal Year	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)
Michael W. Trudnak	2006	-	0	$0.00
	2007	1/14/2007 (1)	125,000	0.90
	2007	10/8/2007 (2)	707,530	0.81

William J. Donovan	2006	-	0	0.00
	2007	1/14/2007 (1)	125,000	0.82
	2007	10/8/2007 (2)	353,372	0.73

Gregory E. Hare	2006	1/16/2006 (1)	200,000	2.40
	2007	1/14/2007 (1)	125,000	0.82
	2007	10/8/2007 (2)	312,840	0.73

Carl C. Smith, Jr.	2006	-	0	0.00
	2007	1/14/2007 (1)	125,000	0.82
	2007	10/18/2007 (1)	50,000	0.75

Richard F. Borrelli	2006	-	0	0.00
	2007	1/14/2007 (1)	112,000	0.82

Steven V. Lancaster (resigned 8/25/07)	2006	-	0	0.00
	2007	1/14/2007 (3)	0	0.00

Darrell E. Hill (resigned 9/8/07)	2006	-	0	0.00
	2007	1/14/2007 (3)	0	0.00

(1) Two year vesting period with 50% vested after year one, and 50% vested after year two.
(2) Options issues on October 8, 2007 are in lieu of compensation for the named executives for deferring a significant portion of their 2006 salaries, due to continued cash flow shortage.
(3) Options were granted but forfeited upon resignation.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for each named executive officer regarding the number of shares subject to exercisable and unexercisable stock options for the two fiscal years ended December 31, 2007.

Name	Option Awards (1)
	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

	Exercisable	Unexercisable
Michael W. Trudnak	450,000	0	0	$0.36	2/18/2014
	10,000	0	0	3.60	2/18/2014
	0	125,000	0	0.90	1/14/2017
	707,530	0	0	0.81	10/8/2017

William J. Donovan	200,000	0	0	0.50	8/18/2013
	600,000	0	0	0.50	2/18/2014
	10,000	0	0	3.60	2/18/2014
	200,000	0	0	2.67	11/21/2015
	0	125,000	0	0.82	1/14/2017
	353,372	0	0	0.73	10/8/2017

Gregory E. Hare	100,000	100,000	0	2.40	1/16/2016
	0	125,000	0	0.82	1/14/2017
	312,840	0	0	0.73	10/8/2017

Carl C. Smith, Jr.	0	125,000	0	0.82	1/14/2017
	0	50,000	0	0.75	10/18/2017

Richard F. Borrelli	0	112,000	0	0.82	1/14/2017

Steven V. Lancaster	10,000	0	0	3.60	2/18/2014

Darrell E. Hill	10,000	0	0	3.60	2/18/2014

Option Exercises Table

The following table sets forth information for each named executive officer regarding the number of shares acquired upon the exercise of stock options during the two years ended December 31, 2007, and the aggregate dollar value realized upon the exercise of the option.  We currently do not have stock appreciation rights (SARs) or restricted stock plans.

Name	Fiscal Year	Option Awards
		Number of Shares Acquired on Exercise (#)	Value Realized On Vesting ($) (1)
Michael W. Trudnak	2006	0	$ 0
	2007	0	0

William J. Donovan	2006	0	0
	2007	0	0

Gregory E. Hare	2006	0	0
	2007	0	0

Carl C. Smith, Jr.	2006	0	0
	2007	0	0

Richard F. Borrelli	2006	0	0
	2007	0	0

Steven V. Lancaster	2006	400,000	540,000
	2007	250,000	140,500

Darrell E. Hill	2006	200,000	320,000
	2007	70,000	18,100

(1) Represents the difference between the market price at exercise and the exercise price.

Employment, Severance and Change in Control Arrangements

The employment agreements for each named executive officer (except for Messrs. Borelli and Smith with whom we have not entered into any employment agreement) are multiple years in duration and automatically renew unless terminated by either party in accordance with its terms. Each of the named executive officers employment agreement provides for an annual base salary and a discretionary annual incentive cash bonus and/or equity awards.  In subsequent years, the amount of annual incentive cash and/or equity award bonus is subject to determination by our board of directors without limitation on the amount of the award. Each of the agreements provides for a severance payment over a prescribed term in the event the named executive is terminated without cause, including for Mr. Donovan and Mr. Hare, if their duties are materially changed in connection with a change in control. Each agreement also provides that no severance payment is due in the event of termination for cause, which includes termination for willful misconduct, conviction of a felony, dishonesty or fraud. Each agreement further contains an agreement by the named executive officer not to compete with us for a defined term equal in length to the applicable severance payment in the respective employment agreement, which we feel is reasonable and consistent with industry guidelines.

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

Steven V. Lancaster and Darrell E. Hill. We entered into employment agreements with Mr. Hill, Vice President, Program Management, and Mr. Lancaster, Vice President, Business Development which we amended on December 10, 2004.  The amended agreements are essentially the same as the agreements with Mr. Trudnak, except that the agreements provide for base salaries of $125,000 per annum and no automobile allowances. Each of Messrs. Lancaster’s and Hill’s employment agreements automatically renewed for a further one year term on May 19, 2006.  Messrs. Lancaster and Hill resigned from their positions with the Company on August 25, 2007 and September 8, 2007, respectively.

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

Carl C. Smith, Jr. and Richard F. Borrelli. Messrs. Smith and Borrelli employment, as Vice Presidents and Officers for the Company, are at-will, and thus have not entered into employment agreements.  Therefore, there is no employment, severance or change of control arrangements.

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

Cash Severance and Change in Control Payments

The following table summarizes the potential payments and benefits payable to each of our named executive officer upon termination of employment or change in our control assuming our named executive officers were terminated on December 31, 2007:

Name	Other Than Death, Disability, or Cause (1)	Disability (1)	Material Reason (1)	Change in Control (2)
Michael W. Trudnak	$ 275,000	$ -	$ 0	$ 0
William J. Donovan	265,000	265,000	265,000	397,500
Gregory E. Hare	200,000	200,000	200,000	300,000

(1) Represent 12 months salary, and does not include accrued and unpaid salary, nor earned and unused vacation.
(2) Represent 18 months salary, and does not include accrued and unpaid salary, nor earned and unused vacation.

Acceleration o f Vesting of Option Awards

If our named executive officers were terminated on December 31, 2007, the applicable officer is entitled to automatically and immediately vest in his or her outstanding stock options, as described in the table below:

Name/Circumstances	Description of Equity Awards

Michael W. Trudnak (Change of Control)	125,000 options granted on Januray 14, 2007 would immediately vest and become exercisable in full at a total exercise value of $112,500 (average of $0.90 per share).
707,530 options granted on October 8, 2007 have immediately vested and become exercisable in full at a total exercise value of $573,099 (average of $0.81 per share).

William J. Donovan (Change of Control, Death, or Disability)	125,000 options granted on January 14, 2007 would immediately vest and become exercisable in full at a total exercise value of $102,500 (average of $0.82 per share).
353,372 options granted on October 8, 2007 have immediately vested and become exercisable in full at a total exercise value of $257,962 (average of $0.73 per share).

Gregory E. Hare (Change of Control, Death, or Disability)	200,000 options granted on January 16, 2006 would immediately vest and become exercisable in full at a total exercise value of $480,000 (average of $2.40 per share).
125,000 options granted on Januray 14, 2007 would immediately vest and become exercisable in full at a total exercise value of $102,500 (average of $0.82 per share).
312,840 options granted on October 8, 2007 have immediately vested and become exercisable in full at a total exercise value of $228,373 (average of $0.73 per share).

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

Director Compensation and Benefits

During 2006 and 2007, under our “Policy Regarding Compensation of Independent Directors,” which we adopted on December 22, 2005, we furnished the following compensation to our independent directors:

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

On December 6, 2007, based upon the recommendation of the Compensation Committee, the Board adopted an “Amended Policy Regarding Compensation of Independent Directors,” pursuant to which we will furnish the following compensation to our independent directors effective January 1, 2008:

•

At the beginning of each calendar year, each independent director will receive annual compensation in the form an award of non-qualified options to purchase 25,000 shares of common stock, an annual retainer of non-qualified options to purchase 24,000 shares of common stock, 3,000 non-qualified options for each board committee of which he or she is a member, and 2,000 non-qualified options for each board committee of which he or she is a chairperson, or a pro rata portion of such number if a director is elected after the beginning of the year.

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

The following table sets forth compensation to our independent directors for the two fiscal years ended December 31, 2007. Currently, our independent directors only receive stock option awards as compensation for their services to us and do not receive any cash compensation other than reimbursement of expenses.

Name	Fiscal Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total $
Sean W. Kennedy	2006 (2)	$ 0	$ 0	$ 15,525	$ 0	$ 0	$ 0	$ 15,525
	2007 (2)	0	0	8,625	0	0	0	8,625

Charles T. Nash	2006 (2)	0	0	15,525	0	0	0	15,525
	2007 (2)	0	0	8,625	0	0	0	8,625

Ronold R. Polillo (3)	2006	0	0	0	0	0	0	0
	2007	0	0	7,363	0	0	0	7,363

Henry A. Grandizio (4)	2006	0	0	0	0	0	0	0
	2007	0	0	7,556	0	0	0	7,556

Gina Marie Lindsey (5)	2006	0	0	21,100	0	0	0	21,100

Marko A. Zorko (6)	2006	0	0	0	0	0	0	0

Michael Mace (7)	2007	0	0	0	0	0	0	0

(1) Reflects the grant date fair value estimated using option-pricing models calculated in accordance with FAS 123(R). See Note 2 "Significant Accounting Policies" to the Consolidated Financial Statements for a discussion of the relevant assumptions used in calculating the grant date fair value pursuant to FAS 123(R).

(2) Represents options granted in January 2007.  Fiscal 2006 includes: (i) 10,000 options for a true-up of 2005 options, and (ii) 12,500 options related to calendar year 2006 director activities.  Fiscal 2007 includes 12,500 options related to calendar year 2007 director activities.  The issuances were consistent with provisions in the adoption on December 22, 2005 of "Policy Regarding Compensation of Independent Directors" as outlined above. The options have a grant date fair value calculated in accordance with FAS 123(R).

(3) New director effective August 17, 2007. Represent: (i) 10,000 options as a newly appointed director, and (ii) 1,875 options for the prorated annual retainer.

(4) New director effective September 17, 2007.  Represents: (i) 10,000 options as a newly appointed director, (ii) 1,458 options for the prorated annual retainer, and (iii) 729 options for the prorated audit committee member.

(5) Resigned effective August 17, 2007. Excludes 10,000 options that were granted on January 11, 2007 and forfeited upon resignation from the Board.
(6) Resigned effective December 21, 2006. No options were granted to Mr. Zorko in 2006.
(7) Resigned effective September 17, 2007. Excludes 12,500 options that were granted on January 25, 2007 and forfeited upon resignation from the Board.

Other Arrangements

We maintain a “claims made” officers and directors liability insurance policy with coverage limits of $5,000,000 and a maximum $200,000 deductible amount for each claim.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of April 11, 2008, the beneficial ownership of our common stock by (i) any person we know who is the beneficial owner of more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.  As of April 11, 2008 there were 49,324,549 shares of our common stock issued and outstanding.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (1)		% of Common Stock Beneficial Ownership

Michael W. Trudnak	6,081,030	(2)	12.0%
William J. Donovan	1,436,072	(3)	2.8%
Gregory E. Hare	575,340	(4)	1.2%
Richard F. Borrelli	176,900	(5)	*
Carl C. Smith, Jr.	140,000	(6)	*
Sean W. Kennedy	88,550	(7)	*
Charles T. Nash	60,500	(8)	*
Ronald R. Polillo	-	(9)	*
Henry A. Grandizio	-	(10)	*
All executive officers and directors as a group (9 individuals)	8,558,392	(11)	16.2%

Estate of Robert A. Dishaw	4,494,644	(12)	9.1%

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

(2)

Mr. Trudnak - includes 1,230,030 shares underlying options to purchase shares of common stock which are currently exercisable. Does not include shares underlying 397,400 options that are not currently exercisable.

(3)

Mr. Donovan - includes 1,425,872 shares underlying options to purchase shares of common stock which are currently exercisable. Does not include 385,100 shares underlying options that are not currently exercisable.

(4)

Mr. Hare – includes 575,340 shares underlying options to purchase shares of common stock which are currently exercisable.  Does not include shares underlying 306,000 options that are not currently exercisable.

(5)

Mr. Borrelli – includes 176,000 shares underlying options to purchase shares of common stock which are currently exercisable. Does not include shares underlying 192,300 options that are not currently exercisable.  Also includes 900 shares of common stock owned jointly with Mr. Borrelli’s wife and claims beneficial ownership.

(6)

Mr. Smith – includes 97,500 shares underlying options to purchase shares of common stock which are currently exercisable. Does not include shares underlying 87,500 options that are not currently exercisable. Also includes 7,000 shares of common stock owned jointly with Mr. Smith’s wife and claims beneficial ownership, and 35,500 common stock shares owned indirectly through his IRA.

(7)

Mr. Kennedy - includes 60,500 shares underlying options to purchase shares of common stock which are currently exercisable.  Includes 10,550 shares of common stock owned by Mr. Kennedy’s wife with respect to which Mr. Kennedy disclaims beneficial ownership.  Does not include shares underlying 77,500 options that are not currently exercisable.

(8)

Mr. Nash - includes 53,500 shares underlying options to purchase shares of common stock which are currently exercisable.  Does not include shares underlying 77,500 options that are not currently exercisable.

(9)	Ms. Polillo - does not include shares underlying 65,875 options that are not currently exercisable.

(10)	Mr. Grandizio - does not include shares underlying 69,187 options that are not currently exercisable.
(11)

All executive officers and directors as a group (9 individuals) - includes shares underlying options to purchase an aggregate of 1,230,030, 1,425,872, 575,340, 176,000, 97,500, 60,500, and 53,500 shares of common stock which are currently exercisable that have been granted to Messrs. Trudnak, Donovan, Hare, Borrelli, Smith, Kennedy, and Nash, respectively.  Does not include shares underlying options to purchase an aggregate of 397,400, 385,100, 306,000, 192,300, 282,300, 77,500, 77,500, 65,875,  69,187, shares of common stock that are not currently exercisable that have been granted to Messrs. Trudnak, Donovan, Hare, Borrelli, Smith, Kennedy, Nash, Polillo, and Grandizio, respectively.

(12)

Includes 10,000 shares underlying options to purchase shares of common stock which are currently exercisable.   The number of shares owned by the estate of Mr. Dishaw is based solely upon information contained in a Form 4 filed by Mr. Dishaw on October 18, 2007.  The address for Mr. Dishaw’s executor is Allen Joseph, Esq., 1001 Brickell Bay Drive, Suite 2002, Miami, FL 33133.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the executive and director compensation arrangements, including employment and change in control arrangements discussed above under Item 11 - Executive Compensation, the following is a description of transactions since January 1, 2006, to which we have been a party in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as at the year end for the last two completed fiscal years, and in which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Consulting Agreement with Mr. Dishaw and Change-in-Control Arrangement

Effective November 21, 2005, Mr. Robert A Dishaw resigned as President and Chief Operating Officer of Guardian and Guardian and we agreed with him to terminate his employment agreement, dated December 10, 2004.  However, Mr. Dishaw remained a director and provided consulting services to Guardian under a consulting services agreement, dated effective November 21, 2005.  Mr. Dishaw resigned as a director on August 14, 2006, and remained a principal stockholder until his death on December 24, 2007. The Estate of Mr. Dishaw continues to be major shareholder of the Company.

The consulting services agreement provided for Mr. Dishaw to perform services with regard to the distribution of our products through EGC International, Inc., and to be the primary intermediary with EGC. The agreement was for a term of three (3) years unless earlier terminated.  We agreed to pay him a consulting fee of $180,000 during year one, $130,000 during year two, and $80,000 during year three.  Mr. Dishaw was also entitled to be paid a sales override commission of 3% of gross revenues from sales of Guardian products to EGC or its resellers and 3% of gross revenues from sales of our products to certain approved clients.  Mr. Dishaw was entitled to continue to participate in our benefit policies and plans and to receive reimbursement of reasonable expenses.  The agreement terminated on August 2, 2007 by mutual agreement between the Company and Mr. Dishaw, and the Company made a payment to Mr. Dishaw in the amount of $150,000 for outstanding deferred and accrued salaries.  We had accrued $187,511 in anticipation of the outstanding deferred and accrued salary.

Consulting Agreement with McBee Strategic Consulting

On March 15, 2006, we entered into an agreement with McBee Strategic Consulting.  Under the agreement, McBee has agreed to provide to us certain general business and governmental consulting related to federal legislative and regulatory activity.  The agreement provides that we will pay to McBee a monthly retainer of $15,000.  The agreement is for a term of one year with annual renewals unless otherwise terminated by either party.  During fiscal year 2007 and 2006, we paid to McBee approximately $180,000 and $142,500, respectively.  Ms. Lindsey, who became a director of Guardian in August 2006, was employed as a Vice President of McBee, but did not have an ownership interest in McBee.  Ms. Lindsey received a salary and employee benefits from McBee Strategic Consulting and, to the extent thereof, may be deemed to have an interest in the transaction.  The agreement with McBee was reviewed and approved by the board of directors prior to the appointment of Ms. Lindsey to the board of directors.  Ms. Lindsay resigned from Guardian’s Board on August 17, 2007 to pursue an opportunity with the Transportation Service Administration.

Loans from Our Chief Executive Officer

On April 21, 2006, we entered into a Loan Agreement with Mr. Michael W. Trudnak, the Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned us $200,000.  We issued a non-negotiable promissory note, dated effective April 21, 2006, to Mr. Trudnak in the principal amount of $200,000.  The note is unsecured, non-negotiable and non-interest bearing.  Initially the note was repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default.  The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which we are a party or by which we or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  We agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum.  The note is not assignable by Mr. Trudnak without our prior consent.  We may prepay the note in whole or in part upon ten days notice.  On October 21, 2006, Mr. Trudnak extended the due date of the loan to December 31, 2006. Subsequently, on October 3 and October 18, 2006, Mr. Trudnak loaned to us $102,000 and $100,000, respectively, on substantially the same terms as the April 21, 2006 loan, except that each loan is due six months after the date thereof.  Accordingly, following such additional loans, we owed an aggregate of approximately $402,000 to Mr. Trudnak.  On November 10, 2006, Mr. Trudnak extended the due dates of such loans to May 31, 2007, except that $100,000 of the April 21, 2006, loan becomes due upon our raising $2,500,000 in financing after November 6, 2006, and the remaining amount of such loans become due upon our raising an aggregate of $5,000,000 in financing after November 6, 2006, and prior to May 31, 2007.  Following the first closing of our Debenture and Series D Warrant financing on November 8, 2006, we repaid $100,000 in principal amount of the April 1, 2006, and paid an additional $100,000 to Mr. Trudnak on April 17, 2007 upon the second closing of our Debenture and Series D Warrant financing.  On May 31, 2007, Mr. Trudnak extended the due date of the remaining $202,000 notes to May 31, 2008, and without any contingencies or future event criteria.  As of December 31, 2007 and the date of this report, we owed Mr. Trudnak an aggregate of approximately $202,000.  The terms of the above transaction were reviewed and approved by our audit committee and by our board of directors.

Employment Agreement with Ms. Ruth Taylor

On August 4, 2003, we entered into an employment agreement with Ruth Taylor, pursuant to which Mrs. Taylor is employed as an accountant.  Mrs. Taylor is the daughter of the late Mr. Robert A. Dishaw, whose estate is a major shareholder of Guardian.  At the time of the agreement, Mr. Robert A. Dishaw was the President, Chief Operating Officer, director and a principal stockholder of Guardian.  The employment agreement provided for an annual base salary of $60,000 per annum.  The agreement is for a term of one year and is automatically renewed for one year terms unless earlier terminated.  The agreement provides for an annual performance bonus as determined by Guardian, participation in Guardian’s stock option plan, and participation in Guardian’s benefit policies and plans.  The agreement provides for the issuance pursuant to Guardian’s stock option plan of 100,000 non-qualified stock options vesting immediately and exercisable at a price of $.50 per share, and 100,000 non-qualified stock options vesting one year from the anniversary date of employee’s employment and exercisable at a price of $.50 per share.  The agreement may be terminated upon the death or disability of employee or for cause.  If the employee is terminated by reason of death, disability (except as noted below) or for cause, no further compensation is payable to employee.  If employee is terminated other than by reason of death, disability or cause, or if no disability insurance is provided and employee becomes disabled, employee is entitled to be paid her base salary for six months.  Employee may terminate her employment agreement on 30 days’ prior written notice.  We have also entered into a non-competition, confidentiality, proprietary rights and non-solicitation agreement (proprietary information agreement) with Mrs. Taylor, pursuant to which employee has agreed not to disclose confidential information regarding Guardian, agreed that proprietary rights conceived during her employment are the property of Guardian, and agreed not to solicit Guardian’s customers or attempt to hire our employees for twelve months following termination of her employment.  The employment agreement provides for arbitration in the event of any dispute arising out of the employment agreement or employee’s employment, other than disputes under the proprietary information agreement. During 2004, Guardian granted to Mrs. Taylor 10,000 incentive stock options at an exercise price of $3.60, on October 4, 2005, granted to Mrs. Taylor 15,000 options at an exercise price of $3.00 per share, and on January 14, 2007 granted Mrs. Taylor 80,000 options at an exercise price of $0.82 per share. Also during 2007, Mrs. Taylor’s base salary was increased to $70,000, based on increased responsibilities, and performance.

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

The Audit Committee of the Board of Directors of the Company has appointed the firm of Goodman & Company, L.L.P. to serve as independent auditors of the Company for the fiscal year ending December 31, 2007.  Goodman & Company, L.L.P. was first appointed on July 19, 2005.  Goodman & Company, L.L.P. audited the Company’s financial statements as of, and for the years ended, December 31 of each year since the initial appointment, as well as the reaudit of fiscal years ended December 31, 2003 and 2004.  Goodman & Company, L.L.P. also reviewed our interim reports for fiscal years ended December 31, 2004 through 2007. The London office of Moore Stephens International performs an audit of Wise Systems, in accordance with the statutory requirements of the UK, and provides related tax services.

The Audit Committee has also approved the firm of Ryan, Sharkey & Crutchfield, LLP (“RSC”) to serve as consultant of the Company during 2007.  RSC provides assistance for the review of accounting matters including derivative liabilities and deferred income tax services, and assisted in the planning and identification of testing requirements for the SOX 404(a) internal control over financial reporting.

For the fiscal years ended December 31, 2007, and 2006, the Company paid (or will pay) the following fees for services rendered during the year or for the audit in respect of those years:

Fee Type	2007	2006

Audit Fees (1)	$ 142,398	$ 275,337
Audit Related Fees (2)	12,708	62,498
Tax Fees (3)	13,500	12,767
All Other Fees (4)	-	-
Total	$ 168,606	$ 350,602

(1) Represents fees for professional services rendered in connection with the audit of the annual financial statements, and review of the quarterly financial statements for each fiscal year.  For the 2007 Fiscal year, such fees for Goodman and Company, L.L.P. were approximately $127,398 and for Moore Stephens, $15,000.  Fiscal 2006 disclsoures, reflect fees to Goodman & Company, L.L.P., including $171,790 for the reaudit and related reviews for Fiscal 2003, 2004, and the first quarter of Fiscal 2005, and $88,293 for the audit and related reviews for Fiscal 2006.  Audit fees to Moore Stephens for Fiscal 2006 were $15,254.

(2) Represents fees for professional services that  principally include due diligence in connection with acquisitions or dispositions, accounting consultantations, and assistance with internal control documentation and information systems audits. The assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements, such as SEC filings.  Fiscal 2007 aggregate fees billed for all audit related services for the most recent fiscal year by Goodman & Company, L.L.P. were approximately $3,500 and by Ryan, Sharkey & Crutchfield, LLP were $9,208.  Fiscal year 2006 diclosures reflect fees to Goodman & Company, L.L.P. of $39,992, Aronson & Company of $9,749, and Ryan, Sharkey & Crutchfield, LLP were $12,757.

(3) Represents fees for tax compliance services.  Fiscal year 2007 represents fees to Goodman & Company, L.L.P. of $9,500, and to Moore Stephens for Wise Systems of $4,000.  Fiscal 2006 disclosures represent amounts paid to Goodman & Company, L.L.P. of $9,181 and to Moore Stephens of $3,586.

(4) Represents fees for professional services other than those described above.  No other such services were approved nor rendered pursuant to the de minimis exception provided in Rule 2-01 (7) (i)(C) of Regulation S-X.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

The financial statements of the Company for the fiscal years covered by this Annual Report are located on page 106 of this Annual Report.

(a) The following financial statements and those financial statement schedules required by Item 8 hereof are filed as part of this report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm,

Consolidated Balance Sheets as of December 31, 2007 and 2006,

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005,

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2007, 2006 and 2005,

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005,

Notes to Consolidated Financial Statements.

2. Financial Statement Schedules:

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K.  Financial statement schedules have been omitted since they are not required, not applicable, or the information is otherwise included.

(b) The following exhibits are filed as part of this Annual Report on Form 10-K:

The following exhibits are filed as part of this Registration Statement:

EXHIBITS

Incorporated by Reference From
Exhibit No.	Exhibit Description	Form	Filing Date	Filed Herewith
2.1	Amended and Restated Agreement and Plan of Reorganization dated effective June 12, 2003, by and among the Company, RJL Marketing Services, Inc., and the shareholders of RJL Marketing Services, Inc.	8-K	06/27/2003
2.2	Stock Purchase Agreement, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards and Susan Richards.	8-K	07/30/2004
2.3	Promissory Note, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Wise Systems Ltd., Martin Richards, and Susan Richards.	8-K	07/30/2004
2.4	Cash Escrow Agreement, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., The Business Bank of Virginia, Martin Richards, and Susan Richards.	8-K	07/30/2004
2.5	Stock Escrow Agreement, dated July 27, 2004, by and among the Company, Guardian Healthcare Systems UK Ltd., Mintz Levin, Martin Richards, and Susan Richards.	8-K	07/30/2004
3.1	Certificate of Incorporation	10-KSB	04/15/2004
3.2	Articles of Amendment to Certificate of Incorporation	10-KSB	04/15/2004
3.3	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock.	10-QSB	08/15/2003
3.4	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock.	10-QSB	08/15/2003
3.5	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, dated September 24, 2003.	10-QSB	11/14/2003
3.6	Certificate of Amendment to Certificate of Designation of Preferences and Rights of Series B Convertible Preferred Stock, dated October 27, 2003.	10-QSB	11/14/2003
3.7	Certificate of Amendment to Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock, dated November 24, 2004
3.8	By-Laws	10-KSB	04/15/2004
4.1	Form of Common Stock Certificate	SB-2	03/22/96
10.5	Employment Agreement, dated August 4, 2003, between the Registrant and Ruth H. Taylor.	10-QSB	11/14/2003
10.6	Employment Agreement, dated August 18, 2003, between the Registrant and William J. Donovan.	10-QSB	11/14/2003
10.13	Placement Agent’s Warrant, dated October 14, 2003, between the Registrant and Berthel Fisher & Company Financial Services, Inc.	10-QSB	11/14/2003

10.16	Asset Purchase Agreement, dated October 23, 2003, between the Registrant, Difference Engines Corporation and Certain Stockholders.	10-QSB	11/14/2003
10.17	Amendment Agreement, dated September 23, 2003, between the Registrant and Berthel Fisher & Company Financial Services, Inc.	10-QSB	11/14/2003
10.19

Note and Warrant Purchase Agreement, dated as of December 8, 2003 between the Registrant and each of the undersigned purchasers:  Charles Bell, Daniel Denardis, Scott Porter, Alan Stamper, Edward Tschiggfrie, and Bret Williams.

		10-KSB	04/15/2004
10.23	Convertible Promissory Note, dated December 19, 2003, between the Registrant and Dan Denardis.	10-KSB	04/15/2004
10.24	Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Dan Denardis.	10-KSB	04/15/2004
10.25	Supplemental Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Daniel Denardis.	10-KSB	04/15/2004
10.26	Convertible Promissory Note, dated December 19, 2003, between the Registrant and Scott Porter.	10-KSB	04/15/2004
10.27	Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Scott Porter.	10-KSB	04/15/2004
10.28	Supplemental Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Scott Porter.	10-KSB	04/15/2004
10.29	Convertible Promissory Note, dated December 8, 2003 between the Registrant and Alan Stamper.	10-KSB	04/15/2004
10.30	Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Alan Stamper.	10-KSB	04/15/2004
10.31	Supplemental Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Alan Stamper.	10-KSB	04/15/2004
10.32	Convertible Promissory Note, dated December 8, 2003, between the Registrant and Edward D. Tschiggfrie.	10-KSB	04/15/2004
10.33	Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Edward D. Tschiggfrie.	10-KSB	04/15/2004
10.34	Supplemental Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Edward D. Tschiggfrie.	10-KSB	04/15/2004
10.35	Convertible Promissory Note, dated December 19, 2003, between the Registrant and Edward D. Tschiggfrie.	10-KSB	04/15/2004
10.36	Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Edward D. Tschiggfrie.	10-KSB	04/15/2004
10.37	Supplemental Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Edward D. Tschiggfrie.	10-KSB	04/15/2004
10.41	Amended And Restated 2003 Stock Incentive Plan.	10-KSB	04/15/2004
10.44	Amended Employment Agreement, dated December 10, 2004, between the Registrant and Michael W. Trudnak.	8-K	12/20/2004
10.46	Amended Employment Agreement, dated December 10, 2004, between the Registrant and Darrell Hill.	8-K	12/20/2004
10.47	Amended Employment Agreement, dated December 10, 2004, between the Registrant and Steven Lancaster.	8-K	12/20/2004
10.48	Placement Agreement, dated January 26, 2005 between the Registrant and Berthel Fisher & Company Financial Services, Inc.	8-K	02/02/2005
10.51	Form of Incentive Stock Option Award Agreement.	10-Q	08/12/2005

10.52	Form of Non-Qualified Stock Option Award Agreement.	10-Q	08/12/2005
10.56	Form of Systems Implementation Agreement.	10-Q	11/14/2005
10.57	Employment Agreement, dated December 21, 2005, between the Registrant and Mr. Gregory E. Hare	8-K	01/31/2006
10.58	Distributor Agreement, dated March 30, 2004, between the Registrant and EGC International Corporation.	10-K	5/16/06
10.59	Strategic Partnership Agreement, dated June 21, 2005, between the Registrant and Bridgetech International Corporation.	10-K	5/16/06
10.60	Consulting/Sales Agreement, dated August 6, 2005, between the Registrant and Fowler International.	10-K	5/16/06
10.61	Loan Agreement, dated April 21, 2006, by and between the Registrant and Mr. Michael W. Trudnak.	8-K/A	5/25/06
10.62	Consulting Agreement, dated January 1, 2006, by and between Registrant and Redwood Consultants LLC.	10-Q	8/11/06
10.63	Agreement, dated July 6, 2006, by and between Registrant and The Research Works, LLC	10-Q	8/11/06
10.64	Distribution Agreement, dated July 6, 2006, by and between Registrant and Ultimate Medical Services, Inc.	10-Q	8/11/06
10.65	Distribution Agreement, dated July 20, 2005, by and between Registrant and Elecectronica y Medicina, S.A.	10-Q	8/11/06
10.66	Reseller Agreement, dated July 25, 2006, by and between Registrant and Logos Imaging, LLC.	10-Q	8/11/06
10.67	Securities Purchase Agreement, dated November 3, 2006, by and among Registrant and Certain purchasers.	8-K	11/8/06
10.68	Form of Series A 10% Senior Convertible Debenture, due November 8, 2008.	8-K	11/8/06
10.69	Form of Registration Rights Agreement by and among Registrant and Certain Purchasers.	8-K	11/8/06
10.70	Form of Series D Common Stock Purchase Warrant Issued to Certain Purchasers.	8-K	11/8/06
10.71	Escrow Deposit Agreement, dated November 1, 2006, by and among Registrant, Midtown Partners & Co., LLC, and Signature Bank.	8-K	11/8/06
10.72	Amendment No. 1 to Escrow Deposit Agreement, dated November 3, 2006, by and among Registrant, Midtown Partners & Co., LLC, and Signature Bank.	8-K	11/8/06
10.73	Amendment No. 2 to Escrow Deposit Agreement, dated November 7, 2006, by and among Registrant, Midtown Partners & Co., LLC, and Signature Bank.	8-K	11/8/06
10.74	Placement Agent Agreement, dated July 14, 2006, by and between Registrant and Midtown Partners & Co., LLC.	8-K	11/8/06
10.75	Form of Placement Agent’s Warrant issued to Midtown Partners & Co., LLC and its designees	8-K	11/8/06
10.76	Distribution Agreement, dated August 20, 2006, by and between Registrant and MTS Delft.	10-Q	11/14/06
10.77	Distribution Agreement, dated August 20, 2006, by and between Registrant and Calyx (UK) Limited.	10-Q	11/14/06
10.78	Amendment Agreement, dated October 21, 2006, by and between Registrant and Mr. Michael W. Trudnak.	10-Q	11/14/06
10.79	Amendment Agreement, dated November 10, 2006, by and between Registrant and Mr. Michael W. Trudnak.	10-Q	11/14/06
10.80	Escrow Deposit Agreement, dated April 10, 2007, by and among Registrant, Midtown Partners & Co., LLC, and Signature Bank.	8-K	4/13/07
10.81	Collaboration Agreement, dated March 23, 2007, by and between Registrant and Confirma, Inc.	10-Q	5/18/07

10.82	Public and Investor Relations Agreement, dated May 8, 2007, by and between Registrant and Trilogy Capital Partners, Inc.	10-Q	8/17/07
10.83	Consulting Agreement, dated June 4, 2007, by and between Registrant and Fowler International LLC.	10-Q	8/17/07
10.84	Software License Agreement, dated June 26, 2007, by and between Registrant and NAST.	10-Q	8/17/07
10.85	Consultant Agreement, dated July 19, 2007, by and between Registrant and Medical Image Informatics.	10-Q	8/17/07
10.86	Securities Purchase Agreement, dated August 6, 2007, by and among Registrant and Certain purchasers.	8-K	8/7/07
10.87	Form of Series F and G Common Stock Purchase Warrant Issued to Certain Purchasers.	8-K	8/7/07
10.88	Form of Non-Qualified Stock Option Award Agreement Issued to Certain Executive Officers Related to Continued Deferral of Salary	10-Q	11/13/07
10.89	Strategic Alliance and Joint Development Agreement, dated October 16, 2007, by and between Registrant and with Control Screening, LLC, d/b/a AutoClear.			X
10.90	Marketing License Agreement, dated November 1, 2007, by and between Registrant and EGC Informatics, Inc., d/b/a International Threat Detection Systems (“ITDS”).			X
10.91	Sales, Installation, and Servicing Agreement Term Sheet, dated January 14, 2008, by and between Registrant and Hi-Tec India Aviation Safety & Security Systems Pvt. Ltd.			X
10.92	Distributor Agreement, dated March 14, 2008, by and between Registrant and Borlas Security Systems, Ltd.			X
14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers	10-KSB	4/15/04
21	List of Subsidiaries.			X
23.1	Consent of Goodman & Company, LLP.			X
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)			X
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)			X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)			X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)			X

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

Signature	Title	Date
/s/ Michael W. Trudnak Michael W. Trudnak	Chairman of the Board, Chief Executive Officer and Secretary, Director (Principal Executive Officer)	April 15, 2008
/s/ William J. Donovan William J. Donovan	President and Chief Operating Officer, Director	April 15, 2008
/s/ Gregory E. Hare Gregory E. Hare	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2008
/s/ Henry A. Grandizio Henry A. Grandizio	Director	April 15, 2008
/s/ Sean W. Kennedy Sean W. Kennedy	Director	April 15, 2008
/s/ Charles T. Nash Charles T. Nash	Director	April 15, 2008
/s/ Ronald R. Polillo Ronald R. Polillo	Director	April 15, 2008

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

TOGETHER WITH THE REPORT OF THE INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Guardian Technologies International, Inc.

We have audited the accompanying consolidated balance sheets of Guardian Technologies International, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guardian Technologies International, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses since inception and is dependent upon its ability to obtain additional funding through debt or equity financing to continue operations.  As a result, the Company may not be able to continue to meet obligations as they come due.   These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters also are described in Note 1.  The financial statements do not include any adjustments that might arise from the outcome of this uncertainty.

/S/ Goodman & Company, L.L.P.

Norfolk, Virginia

April 14, 2008

CONSOLIDATED BALANCE SHEETS

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$ 101,136	$ 737,423
Accounts receivable	29,079	108,713
Other current assets	1,864	-
Prepaid expenses	341,503	101,819
Total current assets	473,582	947,955

Equipment, net	517,667	611,548

Other Assets
Other noncurrent assets	88,976	453,448
Goodwill	-	128,633
Intangible assets, net	313,383	1,568,629
Total assets	$ 1,393,608	$ 3,710,213

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 808,033	$ 737,125
Other accrued liabilities	739,609	920,171
Note payable and advances from related parties	202,000	302,000
Debentures and convertible notes payable, less discount	2,974,633	946,821
Derivative liabilities - embedded conversion feature of debentures and convertible notes	780,843	468,266
Derivative liabilities - embedded conversion feature of detachable warrants	1,299,946	-
Deferred revenue	20,924	44,390
Total current liabilities	6,825,988	3,418,773

Noncurrent Liabilities
Debentures payable, less discount	-	473,080
Derivative liabilities - embedded conversion feature of detachable warrants	-	2,472,327
Warrant liabilities	1,732,956	-
Total noncurrent liabilities	1,732,956	2,945,407

Common shares subject to repurchase, stated at estimated redemption value; 302,222 shares outstanding at December 31, 2007 and 401,550 shares outstanding at December 31, 2006
	178,311	345,333

Stockholders' Equity (Deficit)
Convertible preferred stock, $0.20 par value; authorized 1,000,000 shares
Shares issued and outstanding at December 31, 2007 - none
Shares issued and outstanding at December 31, 2006 - none	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares
Shares issued and outstanding at December 31, 2007 - 42,223,126
Shares issued and outstanding at December 31, 2006 - 34,494,575	39,286	34,494
Additional paid-in capital	62,206,362	56,031,948
Accumulated comprehensive income	64,827	78,634
Deficit accumulated	(69,654,122)	(59,144,376)
Total stockholders' equity (deficit)	(7,343,647)	(2,999,300)
Total liabilities and stockholders' equity (deficit)	$ 1,393,608	$ 3,710,213

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2007	2006	2005

Net revenues	$ 289,591	$ 488,111	$ 432,186

Cost of sales	1,272,396	673,494	805,503

Gross profit (loss)	(982,805)	(185,383)	(373,317)

Selling, general and administrative expense	7,863,112	8,589,899	12,805,838

Operating loss	(8,845,917)	(8,775,282)	(13,179,155)

Other income (expense)
Loss on disposal of fixed asset	-	(2,254)	-
Interest income	11,032	18,212	31,709
Interest expense	(1,674,861)	(1,334,555)	-
Total other income (expense)	(1,663,829)	(1,318,597)	31,709

Net loss	$ (10,509,746)	$ (10,093,879)	$ (13,147,446)

Net loss per common share:
Basic and diluted	$ (0.28)	$ (0.30)	$ (0.43)

Weighted average number of common shares used in computing basic and diluted net loss per share
	37,761,058	33,914,850	30,563,516

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
									Total Accumulated Comprehensive Loss
				Deferred Stock Compensation	Stock Subscription Receivable	Other Comprehensive Income (Loss)		Total Stockholders' Equity (Deficit)
	Common Stock		Additional				Accumulated Deficit
	Shares	Amount	Paid-In Capital
Balance, December 31, 2004	28,042,320	$ 28,043	$ 42,806,680	$ (5,029,116)	$ (999,638)	$ 111,628	$ (35,903,051)	$ 1,014,546	$ (35,791,423)
Proceeds from sale of common stock for cash, net	3,624,000	3,624	6,074,679	-	999,638	-	-	7,077,941	-
Employee stock options exercised	400,000	400	199,600	-	-	-	-	200,000	-
Exercise of warrants for the purchase of common stock for cash	913,264	913	2,418,647	-	-	-	-	2,419,560	-
Cashless exercise of common stock purchase warrants	14,646	15	(15)	-	-	-	-	-	-
Exchange of commission for common stock	26,062	26	52,097	-	-	-	-	52,123	-
Forfeiture of common stock	(35,580)	(36)	36	-	-	-	-	-	-
Remeasurement of stock issued pursuant to consulting agreements	-	-	(162,522)	162,522	-	-	-	-	-
Amortization of deferred compensation expense	-	-	28,775	4,852,194	-	-	-	4,880,969	-
Reclassification of common shares previously subject to repurchase	-	-	377,442	-	-	-	-	377,442	-
Gain on remeasurement of common shares subject to repurchase	-	-	360,366	-	-	-	-	360,366	-
Amortization of warrants issued pursuant to consulting agreement for services	-	-	-	315,900	-	-	-	315,900	-
Stock issued for consulting services	105,000	105	309,695	(309,800)	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	(238,470)	-	(238,470)	(238,470)
Net loss	-	-	-	-	-	-	(13,147,446)	(13,147,446)	(13,147,446)
Comprehensive loss	-	-	-	-	-	-	-	-	(13,385,916)
Balance, December 31, 2005	33,089,712	$ 33,090	$ 52,465,480	$ (8,300)	$ -	$ (126,842)	$ (49,050,497)	$ 3,312,931	$ (49,177,339)
Classification adjustment	-	-	100	-	-	-	-	100	-
Proceeds from sale of common stock for cash, net	513,254	513	820,695	-	-	-	-	821,208	-
Employee stock options exercised	677,778	678	579,322	-	-	-	-	580,000	-
Cashless exercise of common stock purchase warrants	5,926	6	(6)	-	-	-	-	-	-
Common stock issued for consulting services	51,000	51	381,749	(381,800)	-	-	-	-	-
Common stock warrants issued for consulting services	-	-	155,300	(155,300)	-	-	-	-	-
Common stock issued pursuant to renegotiated warrant terms	92,500	92	(92)	-	-	-	-	-	-
Exchange of commission for common stock	100,000	100	(100)	-	-	-	-	-	-
Forfeiture of common stock	(35,595)	(36)	36	-	-	-	-	-	-
Amortization of warrants issued pursuant to consulting agreement for services	-	-	-	155,300	-	-	-	155,300	-
Remeasurement of stock issued pursuant to consulting agreements	-	-	(113,855)	113,855	-	-	-	-	-
Amortization of deferred compensation expense	-	-	-	211,601	-	-	-	211,601	-
Amortization of employee stock option	-	-	215,142	-	-	-	-	215,142	-
Relative fair value allocated to warrants in consideration of convertible notes	-	-	631,734	-	-	-	-	631,734	-
Reclassification of common shares previously subject to repurchase	-	-	177,055	-	-	-	-	177,055	-
Gain on remeasurement of common shares subject to repurchase	-	-	784,032	-	-	-	-	784,032	-
Foreign currency translation	-	-	-	-	-	205,476	-	205,476	205,476

Net loss	-	-	-	-	-	-	(10,093,878)	(10,093,878)	(10,093,878)
Comprehensive loss	-	-	-	-	-	-	-	-	(9,888,402)
Balance, December 31, 2006	34,494,575	$ 34,494	$ 56,096,592	$ (64,644)	$ -	$ 78,634	$ (59,144,375)	$ (2,999,299)	$ (59,065,741)
Remeasurement of stock issued pursuant to consulting agreements	-	-	191,785	(191,785)	-	-	-	-	-
Proceeds from sale of common stock for cash, net of allocation of proceeds to warrant liabilities	3,223,214	286	32,572	-	-	-	-	32,858	-
Common stock issued for consulting services	142,461	143	118,403	(44,357)	-	-	-	74,189	-
Forfeiture of common stock	(35,579)	(36)	36	-	-	-	-	-	-
Employee stock options exercised	368,000	368	168,932	-	-	-	-	169,300	-
Exercise of common stock purchase warrants	1,144,873	1,145	1,435,435	-	-	-	-	1,436,580	-
Conversion of bridge notes	300,000	300	327,450	-	-	-	-	327,750	-
Conversion of debentures	2,585,582	2,586	1,919,209	-	-	-	-	1,921,795	-
Reclassification of common shares previously subject to repurchase	-	-	78,556	-	-	-	-	78,556	-
Gain on remeasurement of common shares subject to repurchase	-	-	88,466	-	-	-	-	88,466	-
Amortization of consultants deferred compensation expense	-	-	-	278,857	-	-	-	278,857	-
Amortization of employee stock option	-	-	1,770,855	-	-	-	-	1,770,855	-
Foreign currency translation	-	-	-	-	-	(13,807)	-	(13,807)	(13,807)
Net loss	-	-	-	-	-	-	(10,509,746)	(10,509,746)	(10,509,746)
Comprehensive loss	-	-	-	-	-	-	-	-	(10,523,553)
Balance, December 31, 2007	42,223,126	$ 39,286	$ 62,228,291	$ (21,929)	$ -	$ 64,827	$ (69,654,121)	$ (7,343,646)	$ (69,589,294)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,509,746)	$(10,093,879)	$(13,147,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	394,609	601,911	549,777
Stock-based compensation expense	2,087,779	862,044	5,323,992
Amortization of bridge notes and debentures discounts	3,019,318	1,204,808	-
Fair value of warrants issued - derivative instruments	3,040,562	-	-
Revaluation of derivative instrument (income)	(4,850,072)	-	-
Other noncash interest expense	72,043	-	-
Noncash broker compensation expense	-	112,421	-
Noncash classification adjustment to paid-in capital	27,750	100	-
Loss on disposal of fixed assets	-	2,254	-
Impairment of acquired intangible assets	1,125,122	-	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	81,278	95,703	(142,869)
Decrease (increase) in other current assets	(1,864)	76,528	(51,344)
Decrease (increase) in prepaid expenses	(239,692)	124,455	(225,971)
Decrease (increase) in other noncurrent assets	364,472	(364,473)	(80,094)
Increase (decrease) in accounts payable	70,930	258,173	200,991
Increase (decrease) in accrued expenses	(180,562)	644,878	142,987
Increase (decrease) in deferred revenue	(24,390)	(52,235)	37,729
Net cash flows used in operating activities	(5,522,463)	(6,527,312)	(7,392,248)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(20,386)	(135,882)	(537,503)
Investment in patents	(31,180)	(139,761)	(165,194)
Net cash flows used in investing activities	(51,566)	(275,643)	(702,697)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	2,540,000	821,208	7,002,941
Proceeds from exercise of employee stock options	169,300	300,000	200,000
Proceeds from exercise of stock warrants	815,641	-	2,419,560
Proceeds from (payments on) short-term note payable, related parties	(100,000)	302,000	-
Proceeds from (payments on) short-term convertible notes, net	(700,000)	1,100,000	-
Proceeds from debenture financing, net	2,217,747	2,575,000	-
Net cash flows provided by financing activities	4,942,688	5,098,208	9,622,501

Effect of exchange rate changes on cash and cash equivalents	(4,946)	777	(12,162)

Net increase (decrease) in cash and cash equivalents	(636,287)	(1,703,970)	1,515,394
Cash and cash equivalents at beginning of the year	737,423	2,441,393	925,999
Cash and cash equivalents at end of the year	$ 101,136	$ 737,423	$ 2,441,393

Supplemental disclosure of cash flow information:
Remeasurement of common stock subject to repurchase	$ 88,466	$ 784,032	$ 360,366
Reclassification of common stock previously subject to repurchase	78,556	177,055	377,442
Conversion of bridge notes to common stock	327,750	-	-
Conversion of convertible debenture to common stock	1,921,795	-	-
Cashless exercise of common stock purchase warrants	-	6	-

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION AND GOING CONCERN CONSIDERATIONS

Guardian Technologies International, Inc. (along with its subsidiaries, the “Company” or “Guardian”) is the successor consolidated entity formed by a reverse acquisition on June 26, 2003, by RJL Marketing Services, Inc. (“RJL”) of Guardian Technologies International, Inc., a publicly held company.

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

Financial Condition and Going Concern Considerations

As of December 31, 2007, the Company’s revenue generating activities have not produced sufficient funds for profitable operations and the Company has incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financial requirements, raise additional financing on acceptable terms to the Company, and the success of its future operations.

Our independent registered public accounting firm’s reports on the consolidated financial statements included in our annual report on Form 10-K for the years ended December 31, 2005 and 2006, and in this Form 10-K for the year ended December 31, 2007, contain an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern.

During Fiscal 2007, the Company raised $169,300 from the exercise of employee stock options, received $815,641 net proceeds from the exercise of common stock purchase warrants, received $100,000 from a promissory note, received gross proceeds of $2,550,000 (net proceeds of $2,540,000 after payment of sales commissions to a broker) from the issuance of common stock and warrants in a private placement offering, and completed the second closing of its Series A Debenture and Series D Warrant financing.  Gross proceeds from the second closing were $2,575,000, with net proceeds of $2,217,747 (after payment of sales commissions to a broker and related transaction costs).  In addition, the Company made: (i) $100,000 in principal repayment to Mr. Trudnak, the Company’s Chief Executive Officer, towards his outstanding noninterest-bearing loans, with the remaining net outstanding being $202,000 at December 31, 2007, and (ii) $800,000 in principal repayment to a bridge note holder.

Management believes that the cash balance of $101,136 at December 31, 2007, and subsequently $29,079 of collections on outstanding trade receivables, $15,000 received from the exercise of stock options, $4,850,000 received from the sale of securities, and outstanding subscriptions receivable of $1,650,000 due on or about May 30, 2008, to be sufficient to fund the Company’s operations, absent any cash flow from operations, until approximately the end of February 2009.  The Company is currently spending approximately $480,000 per month on operations and the continued research and development of our 3i technologies and products.  Although there can be no assurance, management believes that with the cash balance and other sources of funds received to-date, the Company may not require additional financing to fund the Company’s existing operations through December 31, 2008. This assumes that the Company will be unable to generate sufficient operating cash flow to fund its operations during this period.  Also, this assumes that holders of our outstanding debentures convert such debentures into shares of our common stock prior to November 7, 2008, the date we are required to pay the principal amount of such debentures.  We may be required to raise additional capital through an equity or debt financing or though bank borrowing, in the event the debenture holders do not convert such debentures, partially convert such debentures, or effect the buy-in provision of the warrants related to the debentures.  We are also seeking research grant funding from sources in connection with the development of our Medical CAD product. There can be no assurances that the Company will be successful in its efforts to secure such additional financing, any bank borrowing or any grant funding.

During fiscal 2007, the Company’s total stockholders’ deficit increased by $4,344,347 to $7,343,647.  Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, the Company’s deepening insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

In view of the foregoing, from time-to-time, management is required to seek additional capital through one or more equity or debt financings in the event that the cash on hand, collections from customers, and sales of our products do not provide sufficient cash to fund operations.    If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.  If we raise additional capital through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to our current stockholders.  No assurance can be given that we will have access to the capital markets in the future, or that financing will be available on terms acceptable to satisfy our cash requirements or to implement our business strategies.  If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial condition could be materially and adversely affected. We may be required to raise substantial additional funds through other means.   We have not begun to receive material revenues from our commercial operations associated with the software products.  Moreover, under the terms of the 2006 and 2007 convertible debentures and warrant financing, we may not be able to issue additional shares of our common stock or common stock equivalents (except for certain  issuances exempt from this requirement) for up to three years following the April 2007 second closing of the convertible debenture and warrant financing, engage in certain financings in which the conversion, exercise, exchange rate or other price of the securities is based upon the trading price of our securities after the date of issuance of such securities.  These provisions may limit our ability to raise additional financing through the issuance of common stock or common stock equivalents during the period such restrictions are effective.

Guardian does not anticipate it will need to increase the current workforce significantly to achieve commercially viable sales levels.  There can be no guarantee that these needs will be met or that sufficient cash will be raised to permit operations to continue.  If Guardian is unable to raise sufficient cash to continue operations at a level necessary to achieve commercially viable sales levels, the liquidation value of Guardian’s noncurrent assets may be substantially less than the balances reflected in the financial statements and we may be unable to pay our creditors.

The Company did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on January 1, 2008.  However, the Company has paid all of the interest and late fees due to debenture holders as of April 8, 2008.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default.  If an event of default occurs under the debentures, the debenture holders may elect to require the Company to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and the Company may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. In anticipation of such an election and measured as of December 31, 2007, the additional amount due is approximately $645,641, and is recorded as an increase to the carrying value of the debentures.

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

Accounts Receivable – Accounts receivable are customer obligations due under normal trade terms and is stated net of the allowance for doubtful accounts.  The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible.  The outstanding allowances for doubtful accounts as of December 31, 2007 and 2006, was $68,000 and $82,000, respectively.

Property and Equipment - Property and equipment are carried at cost less accumulated depreciation and amortization.  For financial statement purposes, depreciation and amortization is provided on the straight-line method over the estimated useful live of the asset ranging from 3 to 5 years.

	December 31
Asset (Useful Life)	2007	2006

Computer equipment (3 years)	$ 337,593	$ 316,006
Software (3 years)	83,076	81,999
Furniture and fixtures (5 years)	488,239	488,239
Equipment (5 years)	34,265	34,265
	943,173	920,509
Less accumulated depreciation and amortization	425,506	308,961
	$ 517,667	$ 611,548

Depreciation and amortization for property and equipment was $143,785, $140,073, and $93,520 in fiscal 2007, 2006 and 2005, respectively, and is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Excess of Purchase Price over Net Assets Acquired (Goodwill) – The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These statements establish financial accounting and reporting standards for acquired goodwill.  Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements.  Effective January 1, 2002, with the adoption of SFAS No. 142, goodwill must be evaluated for impairment and is no longer amortized.  Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired.  To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets.  Based on a net realizable value analysis as of June 30, 2007, goodwill from the acquisition of Wise Systems Ltd. was determined to be fully impaired.  Therefore, the balance of goodwill at December 31, 2007 and 2006 were $0 and $128,633, respectively.

Impairment of Excess Purchase Price over Net Assets Acquired – The Company follows the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” for the impairment of goodwill.  The Company determines impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill.  Impairment is tested annually or whenever indicators of impairment arise.  Based on a net realizable value analysis as of June 30, 2007, it was determined that the asset was fully impaired and the Company took a $126,875 write-off for the impairment of goodwill.

Impairment of Long-Lived Assets – The Company evaluates the carrying value of long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying value of an asset within the scope of SFAS No. 144, “Accounting of the Impairment or Disposal of Long-Lived Assets,” may not be recoverable.  The Company’s assessment for impairment of assets involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition.  An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, and considers year-end the date for its annual impairment testing.

On July 27, 2004, the Company completed the acquisition of Wise Systems Ltd.  This transaction has been accounted for as a business combination.  The purchase price for these assets and liabilities assumed were allocated to acquired intangible assets (FlowPoint software) and goodwill. In conjunction with its net realizable value analysis required by SFAS No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” during June 2007, the Company determined that its entire investment in Wise Systems was impaired.  This was based on the Company’s determination that the carrying amount of these assets, as reflected on the Company’s consolidated balance sheet, exceeded its projected net realizable value; accordingly, the Company wrote-off the remaining unamortized acquired intangible assets (FlowPoint software) totaling $998,247.

Foreign Currency Translation – The accounts of the Company’s foreign subsidiary are maintained using the local currency as the functional currency.  For the subsidiary, assets and liabilities are translated into U.S. dollars at the period end exchange rates, and income and expense accounts are translated at average monthly exchange rates.  Net gains or losses from foreign currency translation are excluded from operating results and are accumulated as a separate component of stockholders’ equity.

Comprehensive Loss – Comprehensive loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  Comprehensive loss is comprised of net loss and foreign currency translation adjustments.

Issuance of Stock for Noncash Consideration – Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and No. 123(R), “Share-Based Payment” define a fair value-based method of accounting for stock options and other equity instruments.  The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.  Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services” (“EITF 96-18”), establishes the measurement principles for transactions in which equity instruments are issued in exchange for the receipt of goods or services.  The Company has relied upon the guidance provided under Issue 1 of EITF 96-18 to determine the measurement date and the fair value re-measurement principles to be applied.  The Company considered the following facts in its determination of the measurement date of each transaction: the equity awards were non-forfeitable and contained no vesting requirements. Based on these findings, the Company determined that the unamortized portion of the stock compensation should be re-measured on each interim reporting date and proportionately amortized to stock-based compensation expense for the succeeding interim reporting period until goods are received or services are performed.

Revenue Recognition - Revenues are derived primarily from the sublicensing and licensing of computer software, installations, training, consulting, software maintenance and sales of PACS, RIS and RIS/PACS solutions.  Inherent in the revenue recognition process are significant management estimates and judgments, which influence the timing and amount of revenue recognized.

For software arrangements, the Company recognizes revenue according to AICPA SOP 97-2, “Software Revenue Recognition,” and related amendments.  SOP No. 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements.  Revenue from multiple-element software arrangements is recognized using the residual method, pursuant to SOP No. 98-9, Modification of SOP 97-2, “Software Revenue Recognition, With Respect to Certain Transactions.”  Under the residual method, revenue is recognized in a multiple element arrangement when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement.  The Company allocated revenue to each undelivered element in a multiple element arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately.  Specifically, the Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance offered to customers, which is stated in the contract, and fair value of the installation based upon the price charged when those services are sold separately.  If evidence of the fair value cannot be established for undelivered elements of a software sale, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or vendor-specific objective evidence of fair value can be established.

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

Research and Development – The Company accounts for its software and solutions research and development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.”  During the years ended December 31, 2007, 2006 and 2005, the Company expensed $901,524, $994,569, and $858,218, respectively for such costs.  No amounts were capitalized in these years.

Loss per Common Share - Basic net loss per share is calculated using the weighted-average number of shares of common stock outstanding, including restricted shares of common stock.  The effect of common stock equivalents is not considered as it would be anti-dilutive.

Use of Estimates - The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Changes in these estimates and assumptions may have a material impact on the consolidated financial statements.  Certain estimates and assumptions are particularly sensitive to change in the near term, and include estimates of net realizable value for intangible assets, the valuation allowance for deferred tax assets and the assumptions used for measuring stock-based payments and derivative liabilities

Income Taxes - The Company accounts for income taxes under the liability method.  Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce tax assets to the amounts more likely than not to be realized.

Segment Information - SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements.  It also establishes standards for related disclosures about products and services, geographic areas, and major customers.  The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.  The Company’s chief operating decision-maker is considered to be the Company’s chief executive officer (“CEO”).  The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions for purposes of making operating decisions and assessing financial performance.  The entity level financial information is identical to the information presented in the accompanying consolidated statements of operations.  For 2007, the Company only had two groups of products and services.  The Company has determined that it operates in a single operating unit as the two products make up a slight revenue stream to the Company as of the balance sheet date.

Fiscal 2007 revenue for our nSight bomb detection product was $120,000 and $169,591 for the FlowPoint Radiology Information System (“RIS”) and Picture Archiving & Communication System (“PACS”) products. Revenue for Fiscal 2006 and 2005 were from the sale of our FlowPoint RIS and PACS products.

The Company operates in North and South America, and Europe.  In general, revenues are attributed to the country in which the contract originates.

Geographic and Segment Information	Year Ended December 31
	2007	2006	2005
Revenues:
The Americas:
Software licenses	$ 120,000	$ 204,799	$ -
Maintenance and support fees	21,663	64,936	4,000
Hardware and related	-	16,785	131,943
Total North and South America	141,663	286,520	135,943

United Kingdom:
Software licenses	-	-	123,047
Maintenance and support fees	147,928	201,591	173,196
Total United Kingdom	147,928	201,591	296,243
Total	$ 289,591	$ 488,111	$ 432,186

Long-lived assets, net:
Corporate	$ -	$ 1,272,602	$ 1,536,594
North America	904,414	1,345,156	831,938
United Kingdom	15,612	144,500	153,770
Total	$ 920,026	$ 2,762,258	$ 2,522,302

Long-lived assets consist primarily of goodwill, software, patents, property and equipment, and other noncurrent assets.  Corporate assets includes those assets generating software license revenue in the Americas and the United Kingdom.  Corporate assest for year ended 2006 and 2005 represented costs for the FlowPoint software obtained with the purchase of Wise Systems Limited in 2004, which was being amortized over a five year period, but was consider fully impaired in June 2007.  Therefore, a full write-down of the remaining asset value of $998,247.

Stock-Based Compensation – Prior to the Company’s adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), the Company measured compensation expense for its employee stock based compensation plans using the intrinsic value method for 2005 and 2004, as described by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under APB No. 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.  The Company applies the disclosure provisions of SFAS No. 123, “Accounting for Stock-based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure,” as if the fair value-based method had been applied in measuring compensation expense for those years.  SFAS No. 123 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation expense for its employee stock-based awards had been determined in accordance with the fair value method prescribed therein.

As required under SFAS No. 123 and 148, the pro forma effects of stock-based compensation on net income and earnings per common share for employee stock options granted have been estimated at the date of grant, using a Black-Scholes option pricing model.  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net loss over the vesting period of the options.  The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding awards for fiscal 2005.  Disclosures for fiscal year 2006 and 2007 are not presented because stock-based compensation payments were accounted for under SFAS 123R’s fair value method.

Year Ended December 31, 2005

Net loss - as reported	$ (13,147,446)
Add: stock-based employee compensation expense included in reported net loss	1,540,025
Deduct: stock-based employee compensation expense determined under fair value method for all awards	(7,110,816)
Pro forma net loss	$ (18,718,237)

Net loss per common share:
As reported - Basic and Diluted	$ (0.43)

Pro forma - Basic and Diluted	$ (0.61)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are not transferable.  The following weighted-average assumptions were used for the years ended December 31, 2007, 2006 and 2005:

Black-Scholes Model Assumptions	2007	2006	2005

Risk-free interest rate (1)	5.0%	5.0%	4.3%
Expected volatility (2)	104.6%	108.7%	82.0%
Dividend yield (3)	0.0%	0.0%	0.0%
Expected life (4)	6.5 years	6.5 years	9.0 years

(1)	The risk-free interest rate is based on US Treasury debt securities with maturities similar to the expected term of the option.
(2)	Expected volatility is based on historical volatility of the Company*s stock factoring in daily share price observations.
(3)

No cash dividends have been declared on the Company*s common stock since the Company*s inception, and the Company currently does not anticipate paying cash dividends over the expected term of the option.

(4)

The expected term of stock option awards granted is derived from historical exercise experience under the Company*s stock option plan and represents the period of time that stock option awards granted are expected to be outstanding.  The expected term assumption incorporates the contractual term of an option grant, which is usually ten years, as well as the vesting period of an award, which is generally pro rata vesting over two years.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Among other requirements, SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is to be reported as a separate component of equity in the consolidated financial statements.  SFAS No. 160 also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the consolidated statement of income.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, beginning in the Company’s fiscal 2009). Earlier adoption is prohibited.  This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. As the Company does not have noncontrolling interests in its subsidiary, SFAS 160 is not expected to have a material impact on consolidated financial condition or results of operations for the foreseeable future.

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” however, it retains the fundamental requirements of the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each transaction.  SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  Among other requirements, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values, with limited exceptions; acquisition-related costs generally will be expensed as incurred.  SFAS No. 141(R) requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (that is, beginning in the Company’s fiscal 2009).  An entity may not apply it before that date. Currently, SFAS 141(R) is not expected to have a material impact on the Company’s financial condition or results of operations. However, if the Company engages in business combination after January 1, 2009, SFAS 141(R) could have a material impact on accounting for the transaction.

On December 21, 2007, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 110 (“SAB 110”), expressing the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), ‘Shared-Based Payment’.  In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term.  At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise pattern by industry and/or other categories of companies) would, over time, become readily available to companies.  Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007.  The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007.  Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method for the year ended December 31, 2007.  Should that be disclosed in the table above? If the Company is using the simplified method, then consider the following disclosure.) The Company previously adopted the simplified method, and continues to apply that method. The Company is currently assessing the availability of employee exercise behavior information for future years and, thereby, the effect of using that information for estimating fair value of stock-based payments (versus applying the simplified method) on financial condition and results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulleting No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 was issued to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over methods focuses primarily on the impact of a misstatement on the income statement-including the reversing effect of prior year misstatements-but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Previously, the Company used the roll-over method for quantifying identified financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each financial statement and the related financial statement disclosures. This model is commonly referred to as the “dual approach,” because it requires quantification of errors under both the iron curtain and the roll-over methods.  SAB 108 also permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006, with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error corrected through the cumulative adjustment and how and when it arose.  The Company adopted the provisions of SAB 108 in connection with the preparation of its annual financial statements for the year ended December 31, 2006.  The adoption of SAB 108 did not have a significant impact on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157") to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS No. 157 becomes effective for financial statements issued for fiscal years beginning after November 15, 2007 (that is, beginning in the Company’s fiscal 2008). Currently, the Company is evaluating the impact of the provisions of SFAS No. 157 on its consolidated financial statements for the year ending December 31, 2008.

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

Tax positions that meet the more-likely-than-not recognition threshold, at the effective date of FIN 48, may be recognized or, continued to be recognized, upon adoption of FIN 48.  The cumulative effect of applying the provision of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  FIN 48 will apply to fiscal years beginning after December 15, 2006 with earlier adoption permitted.  The effect of adopting FIN 48 was not material to the Company’s financial condition and results of operations.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Currently, the Company is evaluating the impact of the provisions of SFAS No. 159 on its consolidated financial statements for the year ending December 31, 2008.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.”  This Statement shall be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006 (that is, beginning in the Company’s fiscal 2007). The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 “Accounting for Derivative Instruments and Hedging Activities” prior to the adoption of this Statement. However, to adopt the provisions of paragraph 4(c), the Company must also have adopted SFAS 157 and 159 as described above. In other words, the requirement for fair value accounting for all financial instruments must also have been early adopted.   The adoption of SFAS 155 did not have a material affect on the Company’s financial condition and results of operations.

NOTE 3.   OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	December 31
Classification	2007	2006

Accrued salaries and related	$ 116,544	$ 135,739
Deferred salaries	570,452	659,020
Deferred rent	52,030	62,954
Accrued interest	583	62,458
	$ 739,609	$ 920,171

NOTE 4.   FINANCING ARRANGEMENTS

On December 11, 2007, the Company issued a promissory note in the principal amount of $100,000 and warrants to purchase 10,000 shares of our common stock. The warrants are exercisable during the sixty (60) month period commencing on the date of issuance at a price of $0.70 per share.  The proceeds of the sale of the note were used by the Company for working capital purposes. Because the Company cannot ascertain whether sufficient authorized shares exist to settle the contract, the warrants are classified as a liability. The initial fair value of the warrants on the date of issuance was $4,580. The fair value of the warrants decreased $980 from the date of issuance to the balance sheet date, resulting in the fair value as of December 31, 2007 of $3,600.  The note bears interest at 10% per annum and is repayable in full upon receipt of proceeds from a future financing.  In addition, the noteholder has the right, up to and through January 15, 2008, or any extension that may be granted, to convert the principal portion of the repayment into a unit on the same terms as provided other investors in a pending financing transaction. The pending financing is expected to include units, with a minimum investment of $100,000, with each unit including: (1) 142,857 common shares priced at $0.70 per common share and (2) 214,285 Class H Common Stock Purchase Warrants. Each warrant is convertible into one common share. The Company closed on the pending financing during the periods of December 21, 2007 through April 4, 2008 for total gross proceeds of $6.8 million, including the conversion of the $100,000 promissory note on April 4, 2008.  The securities will be “restricted securities” within the meaning of Rule 144 under the Securities Act.  The warrants expire 60 months following the issue date, and have a conditional redemption price of $.001, when the stock price equals or exceeds $5.00 per share.

Under a Securities Purchase Agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock.  The Company issued an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants at a first closing held on November 8, 2006, and, due to the conversion feature embedded in the debentures and the warrants, the transaction was recognized as a liability under generally accepted accounting principles.  Due to milestone-related adjustments, the exercise price and the maximum number of shares to be issued under the debentures are indeterminable as of December 31, 2007. The Company issued an additional $2,575,000 in principal amount of the Series A Debentures at a second closing held April 12, 2007, following the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debenture and Series D Warrants.  The proceeds from the second closing were allocable to the embedded conversion features of the Series A Debentures and Series D Warrants, and are recognizable as a liability under generally accepted accounting principles.  The debentures mature on November 8, 2008.  One-half of the Series D Warrants became exercisable on November 8, 2006 (2,226,854 warrants), and the remaining one-half became exercisable on April 12, 2007 (2,226,855 warrants).  The Series D Warrants and the Placement Agent’s Warrants issued as compensation in the offering to Midtown Partners & Co., LLC, may be exercised via a cashless exercise if certain conditions are met.  The Company considered Emerging Issues Task Force Issue 00-19 (EITF 00-19), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and concluded that there were insufficient shares to share settle the contracts.  The Series D Warrants that became exercisable at the first closing will expire on November 8, 2011, and those related to the second closing will expire in April 12, 2012.

The Company did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on January 1, 2008.  However, the Company has paid all of the interest and late fees due to debenture holders as of April 8, 2008.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default.  If an event of default occurs under the debentures, the debenture holders may elect to require the Company to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and the Company may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. In anticipation of such an election and measured as of December 31, 2007, the additional amount due is approximately $645,641, and is recorded as an increase to the carrying value of the debentures.

The debentures also include a negative covenant prohibiting the Company from incurring any indebtedness except, as permitted under the debenture, to include debt that is expressly subordinate to the debentures pursuant to a written subordination agreement acceptable to the holders of the debentures. In December 2007, Guardian issued a promissory note to an investor that did not include an agreement subordinating the note to the debentures.  The debentures provide that, if the Company fails to materially observe or perform any covenant, the holders of the debentures may send us a notice of default.  If Guardian does not cure the default within five trading days of the receipt of such notice, the Company could be deemed to be in default under the debentures.  The Company believes it has materially observed the covenants under the debentures. However, if Guardian is in default under this provision, the same events of default remedies apply.

The initial conversion price of the Series A 10% Senior Convertible Debentures was $1.15634 subject to certain adjustments.  On May 18, 2007, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants held by investors and Placement Agent’s Warrants issued as compensation to Midtown Partners & Co., LLC, were reset to a price of $0.6948 per share effective November 12, 2007, and may be further reset in the event the Company does not meet certain milestones set forth in the debentures and warrants.  The final reset is for the fiscal quarter ending March 31, 2008, with the calculation taking place for the five (5) days prior to the filing date for the Company’s Form 10-Q for the quarter ended March 31, 2008.    The Company may be required to further re-set the conversion or exercise price of such debentures and warrants and to issue additional shares in the event the price re-set provisions of the Series A Debentures and Series D Warrants are triggered.  As of December 31, 2007, holders of Series A Debentures have converted an aggregate of $1,921,795 in principal amount of the Series A Debentures and $3,228,205 in principal amount remains unconverted. On July 10, 2007, a holder of the Series D Warrants exercised an aggregate of 864,798 of such warrants and the Company issued an aggregate of 864,798 Class E Warrants as an inducement for such exercise, which is exercisable for a period of 5 years and at an exercise price of $1.17 per share. As a result of this inducement, the Company recognized approximately $839,000 of additional interest expense in 2007. Furthermore, as of the filing of this report, approximately 792,742 warrants (including the currently exercisable placement agent warrants issued to Midtown Partners and Co. LLC, in connection with our debenture and warrant financing and the Class F Warrants) may be exercised pursuant to the cashless exercise provisions of such warrants, which may be subsequently resold as “restricted securities” under the provisions of Rule 144 of the SEC.  Increased sales volume of our common stock could cause the market price of our common stock to drop.

During August and September 2006, the Company entered into a series of purchase agreements with four previous investors of the Company, under which convertible promissory notes in the aggregate amount of $1,100,000 and warrants to purchase 1,100,000 shares of our common stock were issued.  The warrants are exercisable during the twelve (12) month period commencing on the date of issuance at a price of $1.60 per share.  The proceeds of the sale of the notes were used by the Company for working capital purposes.  The notes bear interest at 15% per annum and were repayable 180 days after the date of issuance of the notes (maturity date).  The warrants contain certain anti-dilution provisions in the event of a stock dividend, capital reorganization, consolidation or merger of Guardian.   The bridge notes matured during February and March 2007.  The four noteholders agreed to extend the maturity date for an additional six months and the interest rate continues at 15% per annum.  The Company analyzed the provisions of the convertible note host contracts and concluded that the convertible note contracts should be analyzed under the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and embedded derivative features should be bifurcated and separately measured at fair value.  The relative fair value allocated to the warrants in consideration of the convertible note is $631,734 and, after considering the relevant provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock,” accordingly increased paid-in capital.  Fair value of the embedded conversion option in the notes was determined using the Black-Scholes method for valuing options at approximately $468,266 and was recorded as a derivative liability.  Changes in the fair value of the embedded conversion option are recorded as interest expense. The resulting discount on the convertible notes of $1,100,000 is being amortized to interest expense over the six month term of the notes.  During 2007, $800,000 was paid to the noteholders, and $300,000 was converted to common stock in June 2007.

NOTE 5.   STOCKHOLDERS’ EQUITY

Unless otherwise indicated, fair value is determined by reference to the closing price of the Company’s common stock on the measurement date.  Prior to January 1, 2006, stock options included in stockholders’ equity reflect only those granted at an exercise price that was less than fair value (the intrinsic value). Subsequently, stock options for employees are recognized and disclosed pursuant to SFAS 123(R), “Stock-based Payment.”  Generally, the measurement date for employee stock compensation is the grant date. However, in the case of non-employees, the initial measurement date is the date of binding commitment to perform services for the Company.  This initial-measurement cost is first reflected as deferred compensation in stockholders’ equity (deficit) and then amortized to compensation expense on a straight-line basis over the period over which the services are performed.  For non-employee grants, the total cost is re-measured at the end of each reporting period based on the fair value on that date, and the amortization is adjusted in accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Preferred Stock

The Company has the authority to issue 1,000,000 shares of $0.20 par value preferred stock.  The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of such shares.  The Company has not had any preferred shares outstanding for any of the three years in the period ended December 31, 2007.

Common Stock

The Company has the authority to issue up to 200,000,000 shares of $0.001 par value common stock.  The Board of Directors has the authority to issue such common shares in series and determine the rights and preferences of such shares.

During 2007, Company employees exercised 368,000 stock options that resulted in the issuance of 368,000 shares of common stock for cash proceeds to the Company of $169,300.  Common stock was increased by $368 for the par value of the shares and $168,932 to paid-in capital.

During 2007, in accordance with the terms of the Company’s outstanding Series A Debentures, certain debenture holders converted approximately $1,921,795 in principal amount of such debentures into an aggregate of 2,585,582 shares of common stock.  Common stock was increased by approximately $2,586 for the par value of the shares and paid-in capital was increased by approximately $1,919,209.  In connection with this conversion, the fair value of the derivative instrument related to the embedded conversion feature was decreased by $406,595, and the related unamortized discounts for the debenture and deferred financing costs were reduced by $707,053, resulting in a net interest expense charge of $300,458.

During December 2007, the Company accepted direct investment from existing accredited investors of $200,000 and issued 285,714 shares of common stock.   In addition, we issued an aggregate of 428,570 common stock purchase warrants exercisable at a price of $0.70 per share that contain a conditional call provision if the market price of each share exceeds $5.00. The warrants expire in December 2012. Because of the reset provision of the Series A 10% Senior Convertible Debenture, the Company cannot ascertain whether sufficient authorized shares exist to settle the contract, the warrants are classified as a liability. The initial fair value of the 428,750 warrants on the date of issuance was $167,143. The fair value of the warrants decreased $12,857 from the date of issuance to the balance sheet date, resulting in the fair value as of December 31, 2007 of $154,286.

On November 29 2007, an investor exercised 60,075 warrants to purchase common stock that resulted in the issuance of 60,075 shares of common stock for cash proceeds to the Company of $45,056.  Common stock was increased by $60 for the par value of the shares and $44,996 to paid-in capital.  Upon the exercise of the warrants, the related warrant liability was reduced and paid-in capital increased by $22,829.

On October 21 2007, an investor exercised 60,000 warrants to purchase common stock that resulted in the issuance of 60,000 shares of common stock for cash proceeds to the Company of $45,000.  Common stock was increased by $60 for the par value of the shares and $44,940 to paid-in capital.  Upon the exercise of the warrants, the related warrant liability was reduced and paid-in capital increased by $22,800.

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

On August 6, 2007, the Company closed on an equity financing transaction for gross proceeds to the Company of approximately $2,950,000, of which $600,000is due within 10 days upon execution of an agreement by Guardian with an investment bank related to a financing.  As a result of the contingency, that has not yet been satisfied, no subscription receivable was recorded as of the balance sheet date.  Under the terms of the financing, the Company received aggregate proceeds of $2,350,000 ($2,340,000 net of broker commissions) from six investors and issued an aggregate of: (i) 2,937,500 shares of common stock; (ii) 2,937,500 Class F Common Stock Purchase Warrants exercisable at a price of $0.80 per share, expiring thirty-six months from the date of issuance, and containing a cashless exercise provision and other customary provisions; and (iii) 2,937,500 Class G Common Stock Purchase Warrants exercisable at a price of $1.75 per share, expiring sixty months from the date of issuance, redeemable when the Company’s closing bid or sale price of its common stock exceeds $5.00 per share for ten (10) consecutive trading days, and containing other customary provisions. Because of the reset provision of the Series A 10% Senior Convertible Debentures previously described, the Company cannot ascertain whether sufficient authorized shares exist to settle the contract, the warrants are classified as a liability. As the $3,642,500 fair value of the warrants on the date of issuance exceeded the net proceeds from the financing transaction, the entire amount of the net proceeds was allocated to the warrants. The excess fair value of the warrants over the net proceeds, representing approximately $1,302,500, was charged to earnings immediately as interest expense. The fair value of the warrants decreased $1,938,750 from the date of issuance to December 31, 2007.  The change in fair value was recorded as a decrease in interest expense for the fiscal year. The fair value of the warrants, as measured at December 31, 2007 is $1,703,750.

On July 27, 2007, as previously disclosed, under the purchase agreement related to the Company’s acquisition of Wise Systems, the 35,579 shares held in escrow for the third and final performance period were forfeited due to Wise System’s not achieving specific performance objectives.

Effective July 19, 2007, the Company entered into a consulting agreement with Medical Imaging Informatics pursuant to which it agreed to issue an aggregate of 39,604 shares of common stock to Dr. H.K. Huang.  The shares were issued following the effectiveness of a registration statement on Form S-8 that registered the shares under the Securities Act of 1933, as amended.  The Form S-8 was filed with the Securities and Exchange Commission on September 14, 2007.  The shares were issued as compensation for services to be rendered under the agreement.  The initial fair value of the shares on the date of issuance was $44,357. The Company will record consulting expense over the six-month service period in accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  As a result, consulting expense of $33,334 was recorded during fiscal year 2007.

On July 10, 2007, an investor exercised 864,798 Series D Common Stock Purchase Warrants to purchase an aggregate of 864,798 shares of common stock for gross proceeds to the Company of $644,534.  After payment of $38,949 for bank fees and commissions to Midtown Partners & Co., LLC, the Company realized net proceeds of approximately $605,585.  In connection with the warrant exercise and as an inducement for such exercise, the Company issued to the investor 864,798 Class E Common Stock Purchase Warrants to purchase an aggregate of 864,798 shares of common stock, exercisable at a price of $1.17 per share during a term of five years from the date of issuance, and containing certain piggy-back registration rights and other customary provisions.  Also, the Company issued to Midtown Partners & Co., LLC as compensation, 47,564 Class E Common Purchase Warrants to purchase an aggregate of 47,564 shares of common stock, upon the same terms as issued to the investor.  Because of the reset provision of the Series A 10% Senior Convertible Debenture, the Company cannot ascertain whether sufficient authorized shares exist to settle the contract, the warrants are classified as a liability. The initial fair value of the 914,362 warrants on the date of issuance was $839,373. The fair value of the warrants decreased $538,294 from the date of issuance to the balance sheet date, resulting in the fair value as of December 31, 2007 of $301,079.

During June of 2007, in accordance with the original terms of the Company’s outstanding convertible notes, certain bridge note holders converted notes to 300,000 shares of common stock.  Common stock was increased by $300 for the par value of the shares and paid-in capital was increased by $327,750.  In connection with the conversion of these notes and payment of $600,000 on another convertible note, the fair value of the derivative instrument related to the embedded conversion feature was decreased by approximately by $383,135, and resulted in a corresponding decrease in interest expense.

During May of 2007, investors exercised certain warrants to purchase common stock that resulted in the issuance of 160,000 shares of common stock for cash proceeds to the Company of $120,000.  Common stock was increased by $160 for the par value of the shares and $119,840 to paid-in capital.

On January 10, 2007, the Company issued 54,694 shares of common stock as compensation for public relations services previously rendered and recorded an expense in full during the first quarter of 2007 of $38,067 for the fair value of the stock.  Common stock was increased by $55 for the par value of the shares and $38,012 to paid-in capital.

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

Warrant Issued

During December 2007, (as outlined in further detail above in the common stock section), the Company accepted direct investment from existing accredited investors of $200,000 and issued 285,714 shares of common stock.   In addition, we issued an aggregate of 428,570 common stock purchase warrants exercisable at a price of $0.70 per share that contain a conditional call provision if the market price of each share exceeds $5.00. The warrants expire in December 2012. Because of the reset provision of the Series A 10% Senior Convertible Debenture, the Company cannot ascertain whether sufficient authorized shares exist to settle the contract, the warrants are classified as a liability. The initial fair value of the 428,750 warrants on the date of issuance was $167,143. The fair value of the warrants decreased $12,857 from the date of issuance to the balance sheet date, resulting in the fair value as of December 31, 2007 of $154,286.

On December 11, 2007, (as outlined in further detail above in the financing section) the Company issued a promissory note in the principal amount of $100,000 and warrants to purchase 10,000 shares of our common stock. The warrants are exercisable during the sixty (60) month period commencing on the date of issuance at a price of $0.70 per share.  The proceeds of the sale of the note were used by the Company for working capital purposes. Because the Company cannot ascertain whether sufficient authorized shares exist to settle the contract, the warrants are classified as a liability. The initial fair value of the warrants on the date of issuance was $4,580. The fair value of the warrants decreased $980 from the date of issuance to the balance sheet date, resulting in the fair value as of December 31, 2007 of $3,600.

On August 6, 2007, (as outlined in further detail above in the common stock section) the Company closed on an equity financing transaction for gross proceeds to the Company of approximately $2,950,000, of which $600,000 is due within 10 days upon execution of an agreement by Guardian with an investment bank related to a financing that did not take place.  Therefore, the outstanding subscription was cancelled in December 2007. The Company issued an aggregate of: (i) 2,937,500 Class F Common Stock Purchase Warrants exercisable at a price of $0.80 per share, expiring thirty-six months from the date of issuance, and containing a cashless exercise provision and other customary provisions, and (ii) 2,937,500 Class G Common Stock Purchase Warrants exercisable at a price of $1.75 per share, expiring sixty months from the date of issuance, redeemable when the Company’s closing bid or sale price of its common stock exceeds $5.00 per share for ten (10) consecutive trading days, and containing other customary provisions. Because of the reset provision of the Series A 10% Senior Convertible Debentures previously described, the Company cannot ascertain whether sufficient authorized shares exist to settle the contract, the warrants are classified as a liability. As the $3,642,500 fair value of the warrants on the date of issuance exceeded the net proceeds from the financing transaction, the entire amount of the net proceeds was allocated to the warrants. The excess fair value of the warrants over the net proceeds, representing approximately $1,302,500, was charged to earnings immediately as interest expense. The fair value of the warrants decreased $1,938,750 from the date of issuance to December 31, 2007.  The change in fair value was recorded as a decrease in interest expense for the fiscal year. The fair value of the warrants, as measured at December 31, 2007 is $1,703,750.

On July 10, 2007, (as outlined in further detail above in the common stock section) an investor exercised 864,798 Series D Common Stock Purchase Warrants to purchase an aggregate of 864,798 shares of common stock for gross proceeds to the Company of $644,534, and as an inducement for such exercise, the Company issued to the investor 864,798 Class E Common Stock Purchase Warrants to purchase an aggregate of 864,798 shares of common stock, exercisable at a price of $1.17 per share during a term of five years from the date of issuance, and containing certain piggy-back registration rights and other customary provisions.  Also, the Company issued to Midtown Partners & Co., LLC as compensation, 47,564 Class E Common Purchase Warrants to purchase an aggregate of 47,564 shares of common stock, upon the same terms as issued to the investor.  Because of the reset provision of the Series A 10% Senior Convertible Debenture, the Company cannot ascertain whether sufficient authorized shares exist to settle the contract, the warrants are classified as a liability. The initial fair value of the 914,362 warrants on the date of issuance was $839,373. The fair value of the warrants decreased $538,294 from the date of issuance to the balance sheet date, resulting in the fair value as of December 31, 2007 of $301,079.

During May 2007, the Company issued an aggregate of 324,061 warrants to two (2) accredited investors to purchase our common stock at an exercise price of $0.75.  Because the Company cannot ascertain whether sufficient authorized shares exist to settle the contract, the warrants are classified as a liability. One investor exercised 120,075 warrants during October and November 2007.  The fair value of the warrants decreased $155,303 from the date of issuance to the balance sheet date. The remaining 203,986 warrants have a fair value, as measured on December 31, 2007 of $40,797.

On May 8, 2007, the Company issued to its public relations consultant 750,000 warrants to purchase our common stock at an exercise price of $0.80 for consulting services.  Because the Company cannot ascertain whether sufficient authorized shares exist to settle the contract, the warrants are classified as a liability. The initial fair value of the warrants on the date of issuance was $570,000. The fair value of the warrants decreased $405,000 from the date of issuance to the balance sheet date, resulting in the fair value as of December 31, 2007 of $165,000.

On April 20, 2007, the Company issued an aggregate of 243,666 warrants to purchase the Company’s common stock to a bridge note holder upon repayment of the bridge note and interest.  The warrants are at an exercise price of $1.60 per share and expire in April 2009. Because the Company cannot ascertain whether sufficient authorized shares exist to settle the contract, the warrants are classified as a liability. The initial fair value of the warrants on the date of issuance was $116,960. The fair value of the warrants decreased $82,847 from the date of issuance to the balance sheet date, resulting in the fair value as of December 31, 2007 of $34,113.

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

On April 15, 2005, pursuant to the terms of a units purchase agreement, the Company closed on a private placement of its securities for gross proceeds of $1,200,000 (before deductions of  approximately $117,561 for certain fees and expenses).   The Company issued 120,000 units of securities, each unit consisting of four shares of our common stock and one Class B Common Stock Purchase Warrant (“Class B Warrant”) to purchase one share of common stock.  The Class B Warrants are exercisable commencing on the date of issuance and ending August 15, 2006, at a price of $3.00 per share.  In addition, the placement agent for the transaction received the following compensation: (i) 48,000 warrants to purchase shares of common stock equal to 10% of the shares issued in the offering, exercisable at a price of $3.00 per share for a period of five years from the date of issuance, (ii) commissions and non-accountable expense reimbursement in the aggregate amount of approximately $96,000, and (iii) contain anti-dilution provisions,  piggy-back registration rights, cashless exercise provision, and other customary provisions.

Warrant Exercised

On November 29 2007, an investor exercised 60,075 warrants to purchase common stock that resulted in the issuance of 60,075 shares of common stock for cash proceeds to the Company of $45,056.  Common stock was increased by $60 for the par value of the shares and $44,996 to paid-in capital.  Upon exercise of the warrants, the fair value of the warrant liability was reduced and paid-in capital increased by $22,829.

On October 21 2007, an investor exercised 60,000 warrants to purchase common stock that resulted in the issuance of 60,000 shares of common stock for cash proceeds to the Company of $45,000.  Common stock was increased by $60 for the par value of the shares and $44,940 to paid-in capital.  Upon exercise of the warrants, the fair value of the warrant liability was reduced and paid-in capital increased by $22,800.

On July 10, 2007, an investor exercised 864,798 Series D Common Stock Purchase Warrants to purchase an aggregate of 864,798 shares of common stock for gross proceeds to the Company of $644,534.  After payment of $38,949 for bank fees and commissions to Midtown Partners & Co., LLC, the Company realized net proceeds of approximately $605,585.  In connection with the warrant exercise and as an inducement for such exercise, the Company issued to the investor 864,798 Class E Common Stock Purchase Warrants to purchase an aggregate of 864,798 shares of common stock, exercisable at a price of $1.17 per share during a term of five years from the date of issuance, and containing certain piggy-back registration rights and other customary provisions.  Also, the Company issued to Midtown Partners & Co., LLC as compensation, 47,564 Class E Common Purchase Warrants to purchase an aggregate of 47,564 shares of common stock, upon the same terms as issued to the investor.  Because of the reset provision of the Series A 10% Senior Convertible Debenture, the Company

cannot ascertain whether sufficient authorized shares exist to settle the contract, the warrants are classified as a liability. The initial fair value of the 914,362 warrants on the date of issuance was $839,373. The fair value of the warrants decreased $538,294 from the date of issuance to the balance sheet date, resulting in the fair value as of December 31, 2007 of $301,079.

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

The Company has issued warrants as compensation to its bridge noteholders, placement agent and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.  The table below shows by category, the warrants issued and outstanding at December 31, 2007.

Common Stock Purchase Warrants	Number of Warrants Granted and Outstanding	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Placement agent	6,540	November 24, 2003	$ 1.95	November 24, 2008
	15,260	November 24, 2003	1.95	December 31, 2010
	234,817	May 14, 2004	1.92	May 13, 2009
	239,745	May 14, 2004	1.95	December 31, 2010
	24,000	July 13, 2005	2.00	December 31, 2008
	92,500	July 13, 2005	2.60	July 12, 2010
	48,000	April 15, 2005	3.00	August 15, 2010
	311,760	November 8, 2006 (1)	0.69	November 8, 2011
	47,564	July 10, 2007	1.17	July 9, 2012
	1,020,186

Bridge noteholders	142,652	December 19, 2003	0.75	December 31, 2008
	53,334	April 28, 2004	0.75	December 31, 2008
	600,000	August 14, 2006	1.60	August 13, 2008
	200,000	September 7, 2006	1.60	September 6, 2008
	3,588,911	November 8, 2006 (1)	0.69	November 8, 2011
	243,666	April 20, 2007	1.60	April 19, 2009
	10,000	December 12, 2007	0.70	December 12, 2012
	4,838,563

Private placement investors	65,000	February 26, 2004	2.65	February 25, 2009
	10,000	July 13, 2005	2.00	December 31, 2010
	11,720	May 20, 2006	3.00	May 20, 2008
	8,000	May 24, 2006	0.75	December 31, 2008
	35,000	May 25, 2006	3.00	May 25, 2008
	5,000	May 31, 2006	3.00	May 31, 2008
	7,813	July 3, 2006	3.00	July 3, 2008
	10,000	July 7, 2006	3.00	July 7, 2008
	7,031	July 14, 2006	3.00	July 14, 2008
	864,798	July 10, 2007	1.10	July 9, 2012
	2,937,500	August 6, 2007	0.80	August 5, 2010
	2,937,500	August 6, 2007	1.75	August 5, 2010
	214,285	December 21, 2007	0.70	December 21, 2012
	214,285	December 26, 2007	0.70	December 26, 2012
	7,327,932

Consultants	217,500	May 19, 2004	5.00	May 19, 2008
	50,000	February 15, 2006	3.00	February 15, 2009
	40,000	February 15, 2006	6.00	February 15, 2009
	35,000	February 15, 2006	9.00	February 15, 2009
	750,000	May 8, 2007	0.80	May 8, 2009
	1,092,500

Total Warrants Issued and Outstanding	14,279,181

(1) On November 12, 2007, the warrant exercise price of the outstanding Series D Warrants was reset to $0.6948 per common share.

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

During 2007, Company employees exercised 368,000 stock options that resulted in the issuance of 368,000 shares of common stock for cash proceeds to the Company of $169,300.  Common stock was increased by $368 for the par value of the shares and $168,932 to paid-in capital.

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

Summary of stock option activity for the three fiscal years ended December 31, 2007 is as follows:

Fiscal Year and Activity	Weighted- Average Exercise Price	Number of Options
Outstanding December 31, 2004	$ 1.24	4,432,800

Fiscal 2005 activity
Granted ($2.67 - $5.27)	3.44	695,000
Exercised ($0.50)	0.50	(400,000)
Cancelled ($2.80 - $4.99)	3.44	(40,000)
Outstanding December 31, 2005	1.61	4,687,800

Fiscal 2006 activity
Granted ($1.80 - $2.60)	2.35	295,000
Exercised ($0.50)	0.50	(600,000)
Cancelled ($1.80 - $5.05)	3.66	(231,700)
Outstanding December 31, 2006	$ 1.71	4,151,100

Fiscal 2007 activity
Granted ($0.01 - $0.90)	0.80	4,035,471
Exercised ($0.01 - $0.50)	0.46	(368,000)
Cancelled ($0.78 - $3.65)	1.17	(577,917)
Outstanding December 31, 2007	$ 1.31	7,240,654

The following table summarizes additional information about stock options outstanding at December 31, 2007:

Issued and Outstanding				Exercisable
Type of Option and Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Yrs)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Price
Nonqualified Stock Options $0.01 - $0.50 (1)	1,972,000	6.0	$ 0.47	1,972,000	$ 0.47
Nonqualified Stock Options $0.73 - $3.60 (2)	1,022,092	9.4	1.00	803,030	1.05
Incentive Stock Options $0.73 - $5.27 (3)	4,246,562	8.4	1.77	2,194,312	2.58
Total	7,240,654	7.9	$ 1.31	4,969,342	$ 1.49

(1) Issued to employees below fair value and during the period of May 2003 through February 2004.
(2) Issued to directors at or below fair value, and issued above fair value for individuals with 10% or greater beneficial ownership.
(3) Issued to employees at fair value.

Common Shares Reserved – At December 31, 2007, the activity to date for shares of common stock reserved for future issuance were as follows:

Stock options outstanding	7,240,654

Stock options available for grant	21,121,346

Warrants to purchase common stock	14,279,181

Consulting Stock Compensation

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

Effective July 19, 2007, the Company entered into a consulting agreement with Medical Imaging Informatics (“MI2”) pursuant to which it agreed to issue an aggregate of 39,604 shares of common stock to Dr. H.K. Huang.  The shares were issued following the effectiveness of a registration statement on Form S-8 that registered the shares under the Securities Act of 1933, as amended.  The Form S-8 was filed with the Securities and Exchange Commission on September 14, 2007.  The shares were issued as compensation for services to be rendered under the agreement.  The initial fair value of the shares on the date of issuance was $44,356. The Company will record consulting expense over the six-month service period in accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  As a result, consulting expense of $33,334 was recorded during fiscal year 2007.

On January 10, 2007, the Company issued 54,694 shares of common stock as compensation for public relations services previously rendered and recorded an expense in full during the first quarter of 2007 of $38,067 for the fair value of the stock.  Common stock was increased by $55 for the par value of the shares and $38,012 to paid-in capital.

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

Additional Stockholder’s Equity Activity

During 2007, the Company remeasured the fair value of equity instruments (outstanding common shares, options and warrants) issued pursuant to consulting agreements, which had been previously issued.  During the fiscal year 2007, the Company accordingly recorded a net adjustment for the remeasurement of the equity instruments of approximately $14,815 by increasing additional paid-in capital account and decreased additional paid-in capital contra account deferred stock compensation.

During 2007, the Company remeasured the redemption value of outstanding common shares subject to repurchase, which were previously issued in the December 19, 2003 Difference Engine asset purchase.  The Company recorded a net adjustment for the current year of $88,466 by decreasing temporary equity and increasing permanent equity.

During 2007, the Company reclassified from temporary equity to permanent equity, the redemption value of $78,556, due to the sale of Guardian stock held by the shareholders of Difference Engines Corporation.

During 2006, the Company remeasured the redemption value of outstanding common shares issued pursuant to consulting agreements, which were previously issued.  The Company accordingly recorded a net adjustment for the current year of $47,671 by decreasing paid-in capital and decreasing stock-based compensation expense.

During 2006, the Company remeasured the redemption value of outstanding common shares subject to repurchase, which were previously issued in the December 19, 2003 Difference Engine asset purchase.  The Company recorded a net adjustment for the current year of $784,032 by reducing temporary equity and increasing permanent equity.

During 2006, the Company reclassified from temporary equity to permanent equity, the redemption value of $177,055, due to the sale of Guardian stock held by the shareholders of Difference Engines Corporation.

During 2005, the Company remeasured the redemption value of outstanding common shares subject to repurchase, which were previously issued in the December 19, 2003 Difference Engine asset purchase.  The Company recorded a net adjustment for the current year of $360,366 by reducing temporary equity and increasing permanent equity.

During 2005, the Company reclassified from temporary equity to permanent equity, the redemption value of $377,442, due to the sale of Guardian stock held by the shareholders of Difference Engines Corporation.

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

As shares of common stock are sold by the holders and/or the Company registers its outstanding shares of common stock, the then current fair value of those shares, based on the redemption value, shall be reclassified from temporary equity to permanent equity.  During the fiscal periods ended December 31, 2007, 2006 and 2005, the temporary equity account was reduced and the permanent equity account increased by $78,556, $177,055 and $377,442, respectively, for the change in the estimated redemption value of the outstanding shares and the sale of Guardian stock held by the shareholders of Difference Engines Corporation.  Also, during the fiscal periods ended December 31, 2007, 2006 and 2005, the temporary equity account was reduced and the permanent equity account increased by $88,466, $784,032 and $360,366, respectively, for the gain on the remeasurement of the estimated redemption value of the outstanding shares held by the shareholders of Difference Engines Corporation.

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

On July 27, 2004, the Company completed the acquisition of Wise Systems Ltd.  This transaction has been accounted for as a business combination.  The purchase price for these assets and liabilities assumed has been allocated to acquired intangible assets (FlowPoint software) and goodwill. As explained more fully below, in conjunction with its net realizable value analysis required by SFAS No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” during June 2007, the Company determined that its entire investment in the Wise Systems FlowPoint software was impaired.  This was based on the Company’s determination that the carrying amount of these assets, as reflected on the Company’s consolidated balance sheet, exceeded its projected net realizable value; accordingly, the Company wrote-off the remaining unamortized acquired intangible assets (FlowPoint software) and goodwill totaling $1,125,122.

The Company acquired intangible assets consisting of software technology from Wise on July 27, 2004 and other software valued at $2,648,366 and goodwill of $128,633.  Under SFAS No. 142, the software technology is considered to have a finite life, which management has estimated to be 5 years.  The value of the asset will be amortized on a straight-line basis over this period.  The Company continues to develop and market the software technology acquired, and has concluded that no additional impairment existed as of December 31, 2007, as its net realizable value exceeds its carrying value.  Goodwill is a non-amortizing intangible asset subject to ongoing evaluation for impairment.

December 31, 2007
	Gross Cost	Accumulated Amortization	Impairment	Net Book Value

Intangibles with indefinite lives:
Goodwill	$ 126,875	$ -	$ 126,875	$ -

Intangibles with finite lives:
Software technology	$ 2,643,874	$ 1,642,958	$ 998,247	$ 2,669
Patent acquisition costs	345,468	34,754	-	310,714
	$ 2,989,342	$ 1,677,712	$ 998,247	$ 313,383

The Company’s estimated amortization expense is $19,613 for 2008, $16,944 for 2009, $16,944 for 2010, $16,944 for 2011 and $242,938 for 2012 and thereafter.  In accordance with SFAS No. 142, the Company reassessed the useful lives of all finite intangibles, and it was determined that no changes to such lives should be made and that there were no residual values associated with any of the intangible assets.

NOTE 8.   INCOME TAXES

There is no benefit or provision for income taxes reflected in the accompanying financial statements.  Reconciliation between the provision for income taxes computed by applying the statutory Federal income tax rate and the provision for income taxes is as follows:

YEAR ENDED DECEMBER 31	2007	2006	2005

Federal benefit at statutory rate	$ (3,573,314)	$ (3,431,919)	$ (4,470,131)
Increase (decrease) due to:
State benefits, net of federal benefits	(416,186)	(399,718)	(520,639)
Stock based compensation	601,505	(134,704)	1,243,079
Effect of foreign operations	518,179	266,949	469,594
Other, net	8,131	3,440	14,385
Valuation allowance	2,861,685	3,695,952	3,263,712
Provision for income taxes	$ -	$ -	$ -

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s net deferred tax assets as of December 31, 2007 and 2006 were as follows:

YEAR ENDED DECEMBER 31	2007	2006

Deferred tax assets:
Accrued salaries	$ 216,544	$ 197,613
Accrued leave	24,705	24,720
Depreciation and amortization	307,099	161,165
Net operating loss carryforwards, not yet utilized	13,262,741	10,675,644
Total deferred tax assets	13,811,089	11,059,142
Valuation allowance for deferred tax assets	(13,811,089)	(11,059,142)
Net deferred tax assets	$ -	$ -

For income tax purposes, the Company has a cumulative net operating loss carryforwards at December 31, 2007 of approximately $34,938,728 that, subject to applicable limitations, may be applied against future taxable income.  If not utilized, the net US operating loss carryforward will begin to expire in 2023.

NOTE 9.   COMMITMENTS AND CONTINGENCIES

Contractual Obligations.

The following table summarizes scheduled maturities of the Company’s contractual obligations extending beyond one year for which cash flows are fixed and determinable as of December 31, 2007.

Category	Payments Due in Fiscal
	Total	2008	2009	2010	2011	2012	Thereafter

Short-term convertible debentures and notes (1)	$ 3,957,476	$ 3,957,476	$ -	$ -	$ -	$ -	$ -
Long-term debt	-	-	-	-	-	-	-
Interest payments (2)	282,286	282,286	-	-	-	-	-
Operating lease commitments (3)	633,779	278,391	267,291	88,097	-	-	-
Unconditional purchase obligations (4)	-	-	-	-	-	-	-
Total contractual obligations	$ 4,873,541	$ 4,518,153	$ 267,291	$ 88,097	$ -	$ -	$ -

(1) Includes amounts accrued for debenture default provisions of $645,641.
(2) Projected interest on debt, with the assumption of no further conversion of the short-term debentures that mature on November 8, 2008.
(3) Total rental expense included in the accompanying consolidated statements of earnings was $285,833 in fiscal 2007, $291,091 in fiscal 2006, and $335,006 in fiscal 2005.

(4) The company currently does not have any outstanding unconditional purchase obligations.  They would though include inventory commitments, future royalty, consulting agreements, other than month-to-month arrangements, or commitments pursuant to executive compensation arrangements.

Default under Series A Debentures and Series D Common Stock Purchase Warrants

The Company did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on January 1, 2008.  However, the Company has paid all of the interest and late fees due to debenture holders as of April 8, 2008.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default.  If an event of default occurs under the debentures, the debenture holders may elect to require the Company to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and the Company may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. In anticipation of such an election and measured as of December 31, 2007, the additional amount due is approximately $645,641, and is recorded as an increase to the carrying value of the debentures.

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

Steven V. Lancaster and Darrell E. Hill.  The Company entered into employment agreements with Mr. Hill, Vice President, Program Management, and Mr. Lancaster, Vice President, Business Development which the Company amended on December 10, 2004.  The amended agreements are essentially the same as the agreements with Mr. Trudnak, except that the agreements provide for base salaries of $125,000 per annum and no automobile allowances. Each of Messrs. Lancaster’s and Hill’s employment agreements automatically renewed for a further one year term on May 19, 2006.  Messrs. Lancaster and Hill resigned from their positions with the Company on August 25, 2007 and September 8, 2007, respectively.

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

Carl C. Smith, Jr. and Richard F. Borrelli. Messrs. Smith and Borrelli’s employment, as Vice Presidents and Officers for the Company, are at-will, and thus have not entered into employment agreements.  Therefore, there is no employment, severance or change of control arrangements.

NOTE 11. RELATED PARTY TRANSACTIONS

Note Payable to Stockholder and Executive Officer

On April 21, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, the Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned us $200,000.  The Company issued a non-negotiable promissory note, dated effective April 21, 2006, to Mr. Trudnak in the principal amount of $200,000.  The note is unsecured, non-negotiable and non-interest bearing.  The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default.  The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum.  The note is not assignable by Mr. Trudnak without our prior consent.  The Company may prepay the note in whole or in part upon ten days notice.  On October 21, 2006, Mr. Trudnak extended the due date of the loan to December 31, 2006. Subsequently, on October 3 and October 18, 2006, Mr. Trudnak loaned to us $102,000 and $100,000, respectively, on substantially the same terms as the April 21, 2006 loan, except that each loan is due six months after the date thereof.  Accordingly, following such additional loans, the Company owed an aggregate of approximately $402,000 to Mr. Trudnak.  On November 10, 2006, Mr. Trudnak extended the due dates of such loans to May 31, 2007, except that $100,000 of the April 21, 2006, loan becomes due upon our raising $2,500,000 in financing after November 6, 2006, and the remaining amount of such loans become due upon our raising an aggregate of $5,000,000 in financing after November 6, 2006, and prior to May 31, 2007.  Following the first closing of our Debenture and Series D Warrant financing on November 8, 2006, the Company repaid $100,000 in principal amount of the April 1, 2006, and paid an additional $100,000 to Mr. Trudnak on April 17, 2007 upon the second closing of our Debenture and Series D Warrant financing.  As of December 31, 2007 and the date of this report, the Company owed Mr. Trudnak an aggregate of approximately $202,000.   The terms of the above transaction were reviewed and approved by our audit committee and by our board of directors.

On August 4, 2003, the Company entered into an employment agreement with Ruth Taylor, pursuant to which Mrs. Taylor is employed as an accountant.  Mrs. Taylor is the daughter of the late Mr. Robert A. Dishaw, whose estate is a major shareholder of Guardian.  At the time of the agreement, Mr. Robert A. Dishaw was the President, Chief Operating Officer, director and a principal stockholder of Guardian.  The employment agreement provided for an annual base salary of $60,000 per annum.  The agreement is for a term of one year and is automatically renewed for one year terms unless earlier terminated.  The agreement provides for an annual performance bonus as determined by Guardian, participation in Guardian’s stock option plan, and participation in Guardian’s benefit policies and plans.  The agreement provides for the issuance pursuant to Guardian’s stock option plan of 100,000 non-qualified stock options vesting immediately and exercisable at a price of $.50 per share, and 100,000 non-qualified stock options vesting one year from the anniversary date of employee’s employment and exercisable at a price of $.50 per share.  The agreement may be terminated upon the death or disability of employee or for cause.  If the employee is terminated by reason of death, disability (except as noted below) or for cause, no further compensation is payable to employee.  If employee is terminated other than by reason of death, disability or cause, or if no disability insurance is provided and employee becomes disabled, employee is entitled to be paid her base salary for six months.  Employee may terminate her employment agreement on 30 days’ prior written notice.  The Company have also entered into a non-competition, confidentiality, proprietary rights and non-solicitation agreement (proprietary information agreement) with Mrs. Taylor, pursuant to which employee has agreed not to disclose confidential information regarding Guardian, agreed that proprietary rights conceived during her employment are the property of Guardian, and agreed not to solicit Guardian’s customers or attempt to hire our employees for twelve months following termination of her employment.  The employment agreement provides for arbitration in the event of any dispute arising out of the employment agreement or employee’s employment, other than disputes under the proprietary information agreement. During 2004, Guardian granted to Mrs. Taylor 10,000 incentive stock options at an exercise price of $3.60, on October 4, 2005, granted to Mrs. Taylor 15,000 options at an exercise price of $3.00 per share, and on January 14, 2007 granted Mrs. Taylor 80,000 options at an exercise price of $0.82 per share. Also during 2007, Mrs. Taylor’s base salary was increased to $70,000, based on increased responsibilities, and performance.

Effective November 21, 2005, Mr. Robert A Dishaw resigned as President and Chief Operating Officer of Guardian and Guardian and we agreed with him to terminate his employment agreement, dated December 10, 2004.  However, Mr. Dishaw remained a director and provided consulting services to Guardian under a consulting services agreement, dated effective November 21, 2005.  Mr. Dishaw resigned as a director on August 14, 2006, and remained a principal stockholder until his death on December 24, 2007. The Estate of Mr. Dishaw continues to be major shareholder of the Company.

The consulting services agreement provided for Mr. Dishaw to perform services with regard to the distribution of the Company’s products through EGC International, Inc., and to be the primary intermediary with EGC. The agreement was for a term of three (3) years unless earlier terminated.  We agreed to pay him a consulting fee of $180,000 during year one, $130,000 during year two, and $80,000 during year three.  Mr. Dishaw was also entitled to be paid a sales override commission of 3% of gross revenues from sales of Guardian products to EGC or its resellers and 3% of gross revenues from sales of our products to certain approved clients.  Mr. Dishaw was entitled to continue to participate in our benefit policies and plans and to receive reimbursement of reasonable expenses.  The agreement terminated on August 2, 2007 by mutual agreement between the Company and Mr. Dishaw, as well as the Company made a payment to Mr. Dishaw in the amount of $150,000 for outstanding deferred and accrued salaries.  The Company had accrued $187,511 in anticipation of the outstanding deferred and accrued salary.

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

Total rental expense included in the accompanying consolidated statements of operations was $285,833 in 2007, $291,091 in 2006, and $335,006.