Form 10-Q
period 2008-03-31
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2008-05-20
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

 X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

 Yes __ No  ✓

The number of shares outstanding of the registrant’s common stock, as of May l 2, 2008, was 49,324,549.

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

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends, “plans,” “should,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof (including their use in the negative), or by discussions of strategies, plans or intentions.  Such statements include but are not limited to statements under Part I, Item 1A - Risk Factors of our Form 10-K for the year ended December 31, 2007, and Part II, Item 1A – Risk Factors and Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report, and elsewhere in this Report.  A number of factors could cause results to differ materially from those anticipated by such forward-looking statements, including those discussed under Part II, Item 1A - Risk Factors of this Report. The absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including factors described in Part I, Item 1A - Risk Factors of our Form 10-K for the year ended December 31, 2007 and Part II, Item 1A – Risk Factors of this Report.  You should carefully consider the factors described in Part I, Item 1A - Risk Factors of our Form 10-K for the year ended December 31, 2007, and Part II, Item 1A - Risk Factors of this Report in evaluating our forward-looking statements.

You should not unduly rely on these forward-looking statements which speak only as of the date of this Report.  We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this report, or to reflect the occurrence of unanticipated events.  You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”).

     GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

4

ITEM 1. FINANCIAL STATEMENTS

4

Consolidated Balance Sheets

4

Consolidated Statements of Operations

5

Consolidated Statements of Cash Flows

6

Notes to Consolidated Financial Statements - Unaudited

7

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  16

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

28

ITEM 4T.  CONTROLS AND PROCEDURES

28

PART II. OTHER INFORMATION

28

ITEM 1.     LEGAL PROCEEDINGS

28

ITEM 1A.  RISK FACTORS

28

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

31

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

31

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

32

ITEM 5.     OTHER INFORMATION

32

ITEM 6.     EXHIBITS

32

SIGNATURES

33

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	March 31	December 31
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$ 14,391	$ 101,136
Accounts receivable	29,011	29,079
Other current assets	2,497	1,864
Prepaid expenses	256,726	341,503
Total current assets	302,625	473,582

Equipment, net	493,797	517,667

Other Assets
Other noncurrent assets	88,976	88,976
Intangible assets, net	304,049	313,383
Total assets	$ 1,189,447	$ 1,393,608

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 1,007,429	$ 808,033
Other accrued liabilities	844,602	739,609
Note payable and advances from related parties	202,000	202,000
Debentures and convertible notes payable, less discount	3,297,927	2,974,633
Derivative liabilities - embedded conversion feature of debentures and convertible notes	672,123	780,843
Derivative Liabilities – embedded conversion feature of detachable warrants	1,250,321	1,299,946
Deferred revenue	9,292	20,924
Total current liabilities	7,283,694	6,825,988

Noncurrent Liabilities
Warrant liabilities	2,615,504	1,732,956
Total noncurrent liabilities	2,615,504	1,732,956

Common shares subject to repurchase, stated at estimated redemption value; 302,222 shares outstanding at March 31, 2008 and December 31, 2007
	148,089	178,311

Stockholders' Equity (Deficit)
Convertible preferred stock, $0.20 par value; authorized 1,000,000 shares
Shares issued and outstanding at March 31, 2008 – none
Shares issued and outstanding at December 31, 2007 – none	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares
Shares issued and outstanding at March 31, 2008 - 43,467,412
Shares issued and outstanding at December 31, 2007 - 42,223,126	40,530	39,286
Additional paid-in capital	62,800,924	62,206,362
Accumulated comprehensive income	64,756	64,827
Deficit accumulated	(71,764,050)	(69,654,122)
Total stockholders' equity (deficit)	(8,857,840)	(7,343,647)
Total liabilities and stockholders' equity (deficit)	$ 1,189,447	$ 1,393,608

See notes to consolidated financial statements.

Consolidated Statements of Operations

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31
	2008	2007

Net revenues	$ 39,594	$ 72,273

Cost of sales	9,201	133,889

Gross profit (loss)	30,393	(61,616)

Selling, general and administrative expense	1,559,904	1,750,341

Operating loss	(1,529,511)	(1,811,957)

Other income (expense)
Interest income	46	1,348
Interest expense	(580,463)	(1,739,837)
Total other income (expense)	(580,417)	(1,738,489)

Net loss	$ (2,109,928)	$ (3,550,446)

Net loss per common share:
Basic and diluted	$ (0.05)	$ (0.10)

Weighted average number of common shares used in computing basic and diluted net loss per share
	42,917,584	34,546,800

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,109,928)	$ (3,550,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,443	157,098
Stock-based compensation expense	320,941	299,371
Amortization of bridge notes and debentures discounts	505,965	574,768
Revaluation of derivative instrument expense (income)	(78,825)	956,696
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(17)	82,058
Decrease (increase) in other current assets	(633)	(87)
Decrease (increase) in prepaid expenses	84,790	43,740
Decrease (increase) in other noncurrent assets	-	49,142
Increase (decrease) in accounts payable	199,476	422,839
Increase (decrease) in accrued expenses	104,993	181,236
Increase (decrease) in deferred revenue	(11,668)	(42,894)
Net cash flows used in operating activities	(951,463)	(826,479)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(3,540)	(5,241)
Investment in patents	3,300	-
Net cash flows used in investing activities	(240)	(5,241)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	850,000	-
Proceeds from exercise of employee stock options	15,000	5,000
Proceeds from (payments to) short-term convertible notes, net	-	150,000
Net cash flows provided by financing activities	865,000	155,000

Effect of exchange rate changes on cash and cash equivalents	(42)	984

Net increase (decrease) in cash and cash equivalents	(86,745)	(675,736)
Cash and cash equivalents at beginning of the year	101,136	737,423

Cash and cash equivalents at end of the period	$ 14,391	$ 61,687

Supplemental disclosure of cash flow information:
Remeasurement of common stock subject to repurchase	$ 30,222	$ (72,279)
Interest paid during the period	1,609	38,625

See notes to consolidated financial statements.

 Notes to Consolidated Financial Statements - Unaudited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)

Description of Business

Guardian Technologies International, Inc. was incorporated in the State of Delaware in February 1996. Guardian Technologies International, Inc. and its subsidiaries are collectively referred to herein as the “Company,” “Guardian,” “us,” “we,” or “our.”

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

Our core technology is an “intelligent imaging informatics” (“3i”) engine that is capable of extracting embedded knowledge from digital images, as well as the capacity to analyze and detect image anomalies.  The technology is not limited by digital format.  It can be deployed across divergent digital sources such as still images, video and hyper-spectral imagery.  The technology has been tested in the area of threat detection for baggage scanning at airports and has resulted in the development of our PinPoint and PinPoint nSight products.  Also, we have conducted preliminary research and development in the areas of detection for cargo scanning, people scanning, military target acquisition in a hyper-spectral environment, and satellite remote sensing ground surveys.  Further, we have engaged in the preliminary research and development of certain products for use in the imaging field of diagnostic radiology, a product we refer to as Signature Mapping.  Product development in these areas is ongoing and, while there can be no assurance, we believe the current results of internal testing indicate  the technology should produce results equal to or greater than those currently achieved in baggage scanning.  Our ability to develop or further develop our products will depend upon our ability to continue to raise additional financing or to obtain grant funding, and there can be no assurance we will be successfully in such efforts.

(2)

Basis of Presentation

The consolidated condensed financial statements have been prepared by Guardian pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The accompanying unaudited consolidated condensed financial statements do not include complete footnotes and financial statement presentations.  As a result, these financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in our 2007 Annual Report on Form 10-K.  In our opinion, the financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for those periods presented.  The preparation of financial statements in conformity with United States (U.S.) generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities.  Actual results could differ from those estimates and assumptions.  Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.  The Company maintains a web site at www.guardiantechintl.com, which makes available free of charge our recent annual report and other filings with the SEC.

These unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s independent registered public accounting firm’s report on the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, contained an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about the Company’s ability to continue as a going concern.  Accordingly, careful consideration of such opinion should be given in determining whether to continue or become a stockholder of the Company.

Summary of Significant Accounting Policies

As disclosed in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2007, the discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles.  The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex and, consequently, actual results could differ from those estimates and assumptions.  Since December 31, 2007, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

Under the guidelines of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” public companies that are required, or that could be required, to deliver shares of common stock as part of a physical settlement or a net-share settlement, under a freestanding financial instrument, are required to initially measure the contract at fair value (or allocate on a fair value basis if issued as part of a debt financing), and report the value in permanent equity.  However, in certain circumstances (e.g. the company cannot ascertain whether sufficient authorized shares exist to settle the contract), permanent equity classification should be reassessed.  The classification of the contract as permanent equity should be reassessed at each balance sheet date and, if necessary, reclassified as a liability on the date of the event causing the reclassification.  If a reclassification occurs from permanent equity to a liability, the fair value of the financial instrument should be removed from permanent equity as an adjustment to stockholders’ equity.  Any portion of the contract that could be net-share settled as of the balance sheet date would remain classified in permanent equity.  Subsequent to the initial reclassification event, changes in fair value of the instrument are charged to expense until the conditions giving rise to the reclassification are resolved.  When a company has more than one contract subject to reclassification, it must determine a method of reclassification that is systematic, rational, and consistently applied.  The Company adopted a reclassification policy that reclassifies contracts with the latest inception date first.  To the extent that changes in fair value of the equity instruments relate to financings since November 8, 2006, the increase or decrease in the fair value of the warrants is charged or credited to interest expense. To the extent the equity instruments relate to other transactions (e.g. consulting expense), the increases or decreases are charged or credited based on the nature of the transaction.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current period presentation.  These classifications had no effect on the previously reported net loss.

Geographic and Segment Information

The Company has two groups of products and services - Security and Healthcare.  The Company has determined that as of the balance sheet date, it operates as a single operating unit since the two products make up a slight revenue stream to the Company.  Revenue during the first quarter ended March 31, was from our FlowPoint Radiology Information System (“RIS”) and Picture Archiving & Communication System (“PACS”) products.  During the three month period ended March 31, 2008 revenue was $39,594, and for the same period in 2007 was $72,273. There were no revenues during the periods for our security products.

The Company operates in North and South America, and Europe.  In general, revenues are attributed to the country in which the contract originates.

Geographic and Segment Information	Three Months Ended March 31
(Unaudited)	2008	2007
Revenues:
The Americas:
Software licenses	$ -	$ -
Maintenance and support fees	17,306	3,575
Hardware and related	-	-
Total North and South America	17,306	3,575

United Kingdom:
Software licenses	-	-
Maintenance and support fees	22,288	68,698
Total United Kingdom	22,288	68,698
Total	$ 39,594	$ 72,273

Long-lived assets, net:
Corporate	$ -	$ 1,148,748
North America	873,607	1,266,477
United Kingdom	13,215	143,957
Total	$ 886,822	$ 2,559,182

Long-lived assets consist primarily of software, goodwill, patents, property and equipment, and other noncurrent assets.  Corporate assets includes those assets generating software license revenue in the Americas and the United Kingdom.  Corporate assets for period ended March 31, 2007, represented costs for the FlowPoint software obtained with the purchase of Wise Systems Limited in 2004, previously amortized over a five year period, but was consided fully impaired in June 2007.  Therefore, a full write-down of the remaining net long-lived asset value for the FlowPoint software of $998,247 was made in June 2007.  Goodwill related to the purchase of Wise Systems, Limited in 2004, and included in long-lived assets in the United Kingdom, was also fully impaired in June 2007 and written-off in the amount of $126,875.

Stock-Based Compensation

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R) (SFAS 123R) “Share-Based Payment” in 2004 and, in accordance with the provisions of SFAS 123R, the Company adopted the standard prospectively on January 1, 2006. SFAS 123R requires all share-based payments to employees or to non-employee directors as compensation for service on the Board of Directors to be recognized as compensation expense in the consolidated financial statements based on the estimated fair values of such payments. The Company maintains shareholder approved stock-based compensation plans, pursuant to which it grants stock-based compensation to its employees, consultants, and to non-employee directors for Board service.  These grants are in the form of options that allow a grantee to purchase a fixed number of shares of the Company’s common stock at a fixed exercise price equal to the quoted market price (or 110% thereof for qualified options issued to a holder of 5% or greater beneficial ownership) of the shares at the date of the grant (“qualified stock option grants”), as well as nonqualified stock option grants to certain executive officers, non-employee directors and consultants.  The options may vest on a single date or over a period of time, but normally they do not vest unless the grantee is still employed by, or a director of, the Company on the vesting date.  The compensation expense for these grants is recognized over the requisite service period, which is typically the period over which the stock-based compensation awards vest.

In accordance with SFAS 123R, the Company recognized stock option compensation expense for employees and non-employee members of the Board of Directors of approximately $309,251 for the three month period in 2008 and $236,430 for the same period in 2007, and stock-based compensation expense for consultants of approximately $11,690 for the three month period in 2008 and $62,941 for the same period in 2007.  All options granted in the three-month period ended March 31, 2008 were at fair value, and the related compensation expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures.  The Company’s estimated forfeiture rates are based on its historical experience within separate groups of employees.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes Merton option pricing model (Black-Scholes model) with the following assumptions:

	2008	2007
Risk-free interest rate (1)	3.0%	5.0%
Volatility (2)	102.5%	104.6%
Dividend yield (3)	0.0%	0.0%
Expected term (years to exercise) (4)	6.5	6.5

(1)

The risk-free interest rate is based on US Treasury debt securities with maturities similar to the expected term of the granted options.

(2)

Expected volatility is based on historical volatility of the Company’s stock factoring in daily share price observations from the Company’s date of inception (reverse acquisition on June 26, 2003).

(3)

No cash dividends have been declared on the Company’s common stock since the Company’s inception, and the Company currently does not anticipate paying cash dividends over the expected term of the option.

(4)

The expected term assumption incorporates the contractual term of an option grant, which is ten years, as well as the vesting period of an award which, generally vests pro rata over two years. Given the limited nature of the Company’s historical information, we continue to use the simplified method as permitted by Staff Accounting Bulletin No. 110 (“SAB 110”).

The Company accounts for stock options granted to non-employees in accordance with SFAS 123R and Emerging Issues Task Force (EITF) 96-18 — “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services” and, accordingly, recognizes as expense the estimated fair value of such options as calculated using the Black-Scholes model.  However, fair value is remeasured during the service period at each balance sheet date, and is amortized over the service period to vesting for each option or the term of the recipient’s contractual arrangement, whichever is shorter.

The following is a summary of the Company’s stock-based compensation for the three-month period ended March 31, 2008 issued to employees, non-employee members of the Board of Directors and consultants.

(Unaudited)	Weighted- Average Exercise Price	Number of Options
Fiscal Year and Activity
Outstanding at December 31, 2007	$ 1.31	7,240,654

2008 activity
Granted at fair value ($0.45 - $0.51)	0.46	3,475,900
Exercised ($0.50)	0.50	(30,000)
Forfeited ($0.82 - $2.42)	1.01	(42,000)
Outstanding at March 31, 2008	1.04	10,644,554

Exercisable at March 31, 2008	1.38	6,021,967

At March 31, 2008, the number of shares of common stock reserved for future issuance of stock options was 17,568,046.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization.  For financial statement purposes, depreciation and amortization is provided on the straight-line method over the estimated useful life of the asset ranging from 3 to 5 years.

	March 31	December 31
Asset (Useful Life)	2008	2007
	(Unaudited)

Computer equipment (3 years)	$ 339,853	$ 337,593
Software (3 years)	84,224	83,076
Furniture and fixtures (5 years)	488,239	488,239
Equipment (5 years)	34,265	34,265
	946,581	943,173
Less accumulated depreciation and amortization	452,784	425,506
	$ 493,797	$ 517,667

Depreciation and amortization expense for property and equipment was $33,441 and $38,546, in the three months ended March 31, 2008 and 2007, respectively, and is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Goodwill and Other Intangible Assets

Intangible Assets – Intangible assets consist of acquired software technology and patents.  Under Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” acquired software technology is considered to have a finite life.  Management has estimated the useful life to be 5 years and amortized such costs on a straight-line basis over this period.  Patent acquisition costs pertaining to PinPoint and Medical CAD (products not acquired through acquisition) have been capitalized, and are being amortized on a straight-line basis over the expected 20-year legal life of the patents.  The Company evaluates the periods of amortization continually to determine whether later events or circumstances require revised estimates of useful lives. In addition, SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” requires the Company to consider whether or not the software technology is impaired on a quarterly basis, using a net realizable value analysis based on projected discounted cash flows. During the quarter ended June 30, 2007, the Company prepared this analysis and concluded that, based on its corporate decision  not to actively pursue use of the acquired software technology in future product sales to customers, the acquired software technology was fully impaired.

Excess of Purchase Price over Net Assets Acquired (Goodwill and Other Long-Term Assets) – The Company determines impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142.  Statement 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 144").  The Company’s assessment for impairment of assets involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition.  An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, and considers year-end the date for its annual impairment testing, unless information during the year becomes available that requires an earlier evaluation of impairment testing.

Based on a net realizable value analysis for the period ended June 30, 2007, goodwill and the acquired software (FlowPoint) from the acquisition of Wise Systems Ltd. was determined to be fully impaired.  Therefore, the balance of goodwill at March 31, 2008 and December 31, 2007 was $0.

(Unaudited)	March 31, 2008
Category	Beginning Period Cost	Additions or (Disposals and Adjustments), net	Impairment	Accumulated Amortization	Net Book Value

Intangibles with indefinite lives:
Goodwill	$ -	$ -	$ -	$ -	$ -

Intangibles with finite lives:
Software technology	$ 208,360	$ (230)	$ -	$ 207,197	$ 933
Patent acquisition costs	345,468	(3,300)	-	39,052	303,116
	$ 553,828	$ (3,530)	$ -	$ 246,249	$ 304,049

During the three-month period ended March 31, 2008, the Company recorded a net reduction of $230 for currency revaluation of software technology, and a net reduction of $3,300 for a refund of patent acquisition costs during the period.  We anticipate incurring additional patent acquisition costs during the year ending December 31, 2008 (Fiscal 2008).

Recently Adopted Accounting Pronouncements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" ("SFAS No. 157"), that was issued in September 2006 and became effective for financial statements issued in annual and quarterly periods beginning after November 15, 2007.  SFAS No. 157 was issued to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The adoption of SFAS No. 157 did not have an impact on consolidated financial position or results of operations; however, the adopting disclosures for SFAS No. 157 are found below in Note 7, Fair Value Measurement.

On December 21, 2007, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 110 (“SAB 110”), which expresses the views of the staff regarding the continued use of the “simplified” method, as discussed in Staff Accounting Bulletin No. 107 (“SAB 107”), “Shared-Based Payment,” for developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R.  In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term.  At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise pattern by industry and/or other categories of companies) would, over time, become readily available to companies.  Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007.  The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007.  Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method for the year ended December 31, 2007.  The Company previously adopted the simplified method, and continues to apply that method. The Company is currently assessing the availability of employee exercise behavior information for future years and, thereby, the effect of using that information for estimating fair value of stock-based payments (versus applying the simplified method) on consolidated financial condition and results of operations.

Recently Issued Accounting Pronouncements

In March 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.”  SFAS No. 161 was issued since the use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company will be evaluating the impact of the provisions of SFAS No. 161 on its consolidated financial statements and disclosures for the interim period ending March 31, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Among other requirements, SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is to be reported as a separate component of equity in the consolidated financial statements.  SFAS No. 160 also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the consolidated statement of income.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, beginning in the Company’s year ending December 31, 2009 – Fiscal 2009). Earlier adoption is prohibited.  This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. As the Company does not have noncontrolling interests in its subsidiary, SFAS 160 is not expected to have a material impact on consolidated financial condition or results of operations for the foreseeable future.

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” however, it retains the fundamental requirements of the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each transaction.  SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  Among other requirements, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values, with limited exceptions; acquisition-related costs generally will be expensed as incurred.  SFAS No. 141(R) requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (that is, beginning in the Company’s Fiscal 2009).  An entity may not apply it before that date. Currently, SFAS 141(R) is not expected to have a material impact on the Company’s consolidated financial condition or results of operations. However, if the Company engages in a business combination after January 1, 2009, SFAS 141(R) could have a material impact on accounting for the transaction.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Currently, the Company is evaluating the impact of the provisions of SFAS No. 159, if any, on its consolidated financial statements for the year ending December 31, 2008.

(3)

Financial Condition, Going Concern Considerations and Event of Default

During the three-month period ended March 31, 2008, the Company raised $15,000 from the exercise of employee stock options and received $850,000 of net proceeds from the issuance of common stock and warrants in a private placement offering.  As of the balance sheet date, the Company’s revenue generating activities have not produced sufficient funds for profitable operations and the Company has incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financial requirements, raise additional financing on acceptable terms to the Company, and the success of its future operations.

Our independent registered public accounting firm’s reports on the consolidated financial statements included in our annual report on Form 10-K for the years ended December 31, 2006 and 2007, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

Management believes that the cash balance of $14,391 at March 31, 2008, and subsequently $29,010 of collections on outstanding trade receivables, $1,000,000 received on April 4, 2008 from the sale of securities, and outstanding subscriptions receivable of $4,650,000 due on or about May 30, 2008, to be sufficient to fund the Company’s operations, absent any cash flow from operations, until approximately January 2009. Currently, we are spending approximately $480,000 per month on operations and the continued research and development of our 3i technologies and products.  Management believes that we will require an additional $960,000 to fund our operations for the next 12 months.  This assumes that we will be unable to generate sufficient operating cash flow to fund our operations during this period.  Also, this assumes that holders of our outstanding debentures convert such debentures into shares of our common stock prior to November 7, 2008, the date we are required to pay the principal amount of such debentures.  In the event the debenture holders do not convert such debentures, partially convert such debentures, or effect the buy-in provision related to the warrants and the debentures, we may be required to raise additional funds.  We expect to raise such additional capital through one or more equity or debt financings or though bank borrowing.  We are also seeking research grant funding from sources in connection with the development of our Medical CAD product. There can be no assurances that we will be successful in its efforts to secure such additional financing, any bank borrowing or any grant funding.

In view of the foregoing, from time-to-time, management is required to seek additional capital through one or more equity or debt financings in the event that the cash on hand, collections from customers, and sales of our products do not provide sufficient cash to fund operations.  If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.  If we raise additional capital through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to our current stockholders.  No assurance can be given that we will have access to the capital markets in the future, or that financing will be available on terms acceptable to satisfy our cash requirements or to implement our business strategies.  If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial condition could be materially and adversely affected. We may be required to raise substantial additional funds through other means.  Moreover, under the terms of the 2006 and 2007 convertible debenture and warrant financing, we may not be able to issue additional shares of our common stock or common stock equivalents (except for certain  issuances exempt from this requirement) for up to three years following the April 2007 second closing of the convertible debenture and warrant financing, engage in certain financings in which the conversion, exercise, exchange rate or other price of the securities is based upon the trading price of our securities after the date of issuance of such securities.  Furthermore, we filed a new Form S-1 Registration Statement with the Securities and Exchange Commission on April 28, 2008, to register additional shares for resale by the holders of the Series A Convertible Debentures and Series D Warrants upon conversion or exercise thereof at a lower conversion price due to the reset provisions of the agreements, and to carry forward in such registration statement certain unsold shares from our Form S-1 Registration Statement that became effective April 9, 2007, in a combined prospectus under applicable SEC Rules.  These provisions and this filing may limit our ability to raise additional financing through the issuance of common stock or common stock equivalents during the period such restrictions are effective.

Guardian anticipates the need to increase its current workforce to achieve commercially viable sales levels, although   the Company has not begun to receive material revenues from our operations in order to support the increased workforce.  There can be no guarantee that these needs will be met or that sufficient cash will be raised to permit operations to continue.  If Guardian is unable to raise sufficient cash to continue operations at a level necessary to achieve commercially viable sales levels, the liquidation value of Guardian’s noncurrent assets may be substantially less than the balances reflected in the financial statements and we may be unable to pay our creditors.

The Company did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on January 1, 2008.  However, the Company has paid all of the interest and late fees due to debenture holders as of April 8, 2008.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default.  If an event of default occurs under the debentures, the debenture holders may elect to require the Company to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and the Company may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. In anticipation of such an election and measured as of March 31, 2008, the additional amount due of approximately $645,641 is reflected in the carrying value of the debentures, and was recognized as interest expense in the fourth quarter for the year ended December 31, 2007.

(4)

Acquisitions

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

Under the terms of an Asset Purchase Agreement, Guardian issued 587,000 shares of its common stock as consideration for the purchase of the IP from Difference Engines Corporation.  The 587,000 shares of common stock were subject to a two (2) year lock

up.  Upon expiration of the two (2) year lock up period, in the event that the shares are not eligible for resale under “Rule 144” and have not been registered under the Securities Act, the holder of the shares may demand redemption of the shares.  The redemption price is to be calculated on the basis of the average of the closing bid and asked prices of Guardian’s common stock for the twenty (20) consecutive business days ending on the day prior to the date of the exercise of the holder’s right of redemption.  Under SEC Accounting Series Release (“ASR”) 268, “Presentation in Financial Statements of ‘Preferred Redeemable Stock’,” such freestanding financial instruments are to be classified as temporary equity and measured at the value of the redemption right.  The initial redemption value of the common stock issued in the Difference Engines asset purchase was calculated at $2,044,228 and reclassified from permanent equity to temporary equity.

During the three months ended March 31, 2008, the temporary equity account was decreased and the permanent equity account increased by $30,222, for the change in the estimated redemption value of the outstanding shares currently held by the shareholders of Difference Engines Corporation. Since the acquisition of the intellectual property and through March 31, 2008, the cumulative effect on the temporary equity account for the change in the estimated redemption value of the outstanding shares held by the shareholders of Difference Engines Corporation is a reduction of $1,263,086, and due to the sale of Guardian stock previously held by the shareholders of Difference Engines Corporation is a reduction of $633,053.  Therefore, the balance of the temporary equity account for the purchase of the intellectual property owned by Difference Engines as of the balance sheet date is $148,089.

(5)

Stockholders’ Equity

Common Stock Issued

For the first three months of 2008, Company employees exercised 30,000 stock options that resulted in the issuance of 30,000 shares of common stock for cash proceeds to the Company of $15,000.  Common stock account was increased by $30 for the par value of the shares and paid-in capital increased by $14,970.

On February 5, 2008, the Company accepted direct investment from an existing accredited investor of $700,000 and issued 1,000,000 shares of common stock.  In addition, we issued an aggregate of 1,500,000 common stock purchase warrants exercisable at a price of $0.70 per share that contain a conditional call provision if the market price of each share exceeds $5.00. The warrants expire in February 2012. Because of the reset provision of the Series A 10% Senior Convertible Debenture, the Company cannot ascertain whether sufficient authorized shares exist to share-settle the contract, the warrants are classified as a liability. The initial fair value of the 1,500,000 warrants on the date of issuance was $495,000. The fair value of the warrants increased $45,000 from the date of issuance to the balance sheet date, resulting in a fair value related to such warrants of $540,000 as of March 31, 2008, and an increase to interest expense of $45,000 for the period then ended.  Also on the date of issuance, common stock was increased by $1,000 for the par value of the shares and $204,000 of the remaining balance of the proceeds was recorded to paid-in capital.

On March 5, 2008, the Company accepted direct investment from an existing accredited investor of $150,000 and issued 214,286 shares of common stock.   In addition, we issued an aggregate of 321,428 common stock purchase warrants exercisable at a price of $0.70 per share that contain a conditional call provision if the market price of each share exceeds $5.00. The warrants expire in March 2012. Because of the reset provision of the Series A 10% Senior Convertible Debenture, the Company cannot ascertain whether sufficient authorized shares exist to share-settle the contract, the warrants are classified as a liability. The initial fair value of the 321,428 warrants on the date of issuance was $125,357. The fair value of the warrants decreased $9,643 from the date of issuance to the balance sheet date, resulting in a fair value related to such warrants of $115,714 as of March 31, 2008, and a decrease to interest expense of $9,643 for the period then ended.  Also on the date of issuance, common stock was increased by $214 for the par value of the shares and $24,429 of the remaining balance of the proceeds was recorded to paid-in capital.

Common Stock Warrants Issued

On February 5, 2008, (as outlined in further detail under “Common Stock Issued”), the Company accepted direct investment from an existing accredited investor of $700,000 and issued 1,000,000 shares of common stock.   In addition, we issued an aggregate of 1,500,000 common stock purchase warrants exercisable at a price of $0.70 per share that contain a conditional call provision if the market price of each share exceeds $5.00. The warrants expire in February 2012. Because of the reset provision of the Series A 10% Senior Convertible Debenture, the Company cannot ascertain whether sufficient authorized shares exist to share-settle the contract, the warrants are classified as a liability. The initial fair value of the 1,500,000 warrants on the date of issuance was $495,000. The fair value of the warrants increased $45,000 from the date of issuance to the balance sheet date, resulting in the fair value as of March 31, 2008 of $540,000.

On March 5, 2008, (as outlined in further detail under “Common Stock Issued”), the Company accepted direct investment from an existing accredited investor of $150,000 and issued 214,286 shares of common stock.   In addition, we issued an aggregate of 321,428 common stock purchase warrants exercisable at a price of $0.70 per share that contain a conditional call provision if the market price of each share exceeds $5.00. The warrants expire in March 2012. Because of the reset provision of the Series A 10% Senior Convertible Debenture, the Company cannot ascertain whether sufficient authorized shares exist to share-settle the contract, the warrants are classified as a liability. The initial fair value of the 321,428 warrants on the date of issuance was $125,357. The fair value of the warrants decreased $9,643 from the date of issuance to the balance sheet date, resulting in the fair value as of March 31, 2008 of $115,714.

The Company has issued warrants as compensation to its bridge noteholders, placement agent and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.  The table below shows by category, the warrants issued and outstanding at March 31, 2008.

Common Stock Purchase Warrants	(Unaudited) Number of Warrants Outstanding and Exercisable	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Placement agent	6,540	November 24, 2003	$ 1.95	November 24, 2008
	15,260	November 24, 2003	1.95	December 31, 2010
	234,817	May 14, 2004	1.92	May 13, 2009
	239,745	May 14, 2004	1.95	December 31, 2010
	24,000	July 13, 2005	2.00	December 31, 2008
	92,500	July 13, 2005	2.60	July 12, 2010
	48,000	April 15, 2005	3.00	August 15, 2010
	155,880	November 8, 2006 (1)	0.69	November 8, 2011
	155,880	April 12, 2007 (1)	0.69	April 12, 2012
	47,564	July 10, 2007	1.17	July 9, 2012
	1,020,186

Bridge noteholders	142,652	December 19, 2003	0.75	December 31, 2008
	53,334	April 28, 2004	0.75	December 31, 2008
	600,000	August 14, 2006	1.60	August 13, 2008
	200,000	August 7, 2006	1.60	August 6, 2008
	1,794,455	November 8, 2006 (1)	0.69	November 8, 2011
	1,794,456	April 12, 2007 (1)	0.69	April 12, 2012
	243,666	April 20, 2007	1.60	April 19, 2009
	10,000	December 12, 2007	0.70	December 12, 2012
	4,838,563

Private placement investors	65,000	February 26, 2004	2.65	February 25, 2009
	10,000	July 13, 2005	2.00	December 31, 2010
	11,720	May 20, 2006	3.00	May 20, 2008
	8,000	May 24, 2006	0.75	December 31, 2008
	35,000	May 25, 2006	3.00	May 25, 2008
	5,000	May 31, 2006	3.00	May 31, 2008
	7,813	July 3, 2006	3.00	July 3, 2008
	10,000	July 7, 2006	3.00	July 7, 2008
	7,031	July 14, 2006	3.00	July 13, 2008
	864,798	July 10, 2007	1.17	July 9, 2012
	2,937,500	August 6, 2007	0.80	August 5, 2010
	2,937,500	August 6, 2007	1.75	August 5, 2012
	214,285	December 21, 2007	0.70	December 21, 2012
	214,285	December 26, 2007	0.70	December 26, 2012
	1,500,000	February 5, 2008	0.70	February 4, 2013
	321,428	March 5, 2008	0.70	March 4, 2013
	9,149,360

Consultants	217,500	May 19, 2004	5.00	May 19, 2008
	50,000	February 15, 2006	3.00	February 15, 2009
	40,000	February 15, 2006	6.00	February 15, 2009
	35,000	February 15, 2006	9.00	February 15, 2009
	750,000	May 8, 2007	0.80	May 8, 2009
	1,092,500

Total Warrants Issued and Outstanding	16,100,609

(1) On November 12, 2007, the warrant exercise price of the outstanding Series D Warrants was reset to $0.6948 per common share.

(6)

Subsequent Events

On April 4, 2008, the Company held a series of closings for the sale of units of its securities (the “Units”), each Unit consisting of 142,857 shares of the Company’s Common Stock and 214,285 Class H Warrants for a purchase price of $100,000 per Unit.  At such closings, the Company sold an aggregate of 57.5 Units for expected gross proceeds to the Company of approximately $5,750,000, including $100,000 received upon conversion of a convertible promissory the Company issued on December 11, 2007 and $1,000,000 in cash.  The Company expects to receive the remaining $4,650,000 of such gross proceeds at a closing to be held on or about May 30, 2008.  The Company issued, or agreed to issue, an aggregate of approximately 8,214,278 shares of Common Stock and approximately 12,321,387 Class H Warrants at such closings.  The Class H Warrants are exercisable at a price of $0.70 per share for a period of five years from the date of issuance.  The Class H Warrants are redeemable by the Company at a price of $.001 per warrant if for ten (10) consecutive trading days the closing bid or sale price of the Company’s Common Stock on the trading market for the Common Stock equals or exceeds $5.00.  The Class H Warrants contain certain anti-dilution provisions and other customary provisions.  Due to milestone-related adjustments under the convertible debentures and Series D Warrants issued on November 8, 2006 and April 12, 2007, the maximum number of shares to be issued under the agreements is indeterminable as of the closing date. Therefore, the portion of proceeds allocable to the warrants may be recognizable as a liability under generally accepted accounting principles.  The Company considered Emerging Issues Task Force Issue 00-19 (EITF 00-19), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and concluded that it was not possible to determine whether or not there were sufficient shares to share settle the contracts as of March 31, 2008.

(7)

Fair Value Measurement

The Company determines the fair value of its derivatives that are classified as liabilities, on a recurring basis using significant unobservable inputs.  The fair value measurement of these liabilities is consistent with Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" ("SFAS No. 157").  As outlined above in “Recently Adopted Accounting Pronouncements,” the Company adopted SFAS No. 157 effective January 1, 2008.  The adoption of SFAS No. 157 did not have an impact on consolidated financial position or results of operations; however, the adopting disclosure for the three month period ended March 31, 2008 is as follows.

	Convertible Notes and Debentures, Net of Discount (1)	Embedded Conversion Feature of Debentures (2)	Warrants Issued with Convertible Debentures (2)	Warrants Issued with the Sale of Securities (3)	Total
(Unaudited)

Liabilities Measured at Fair Value
Beginning balance as of December 31, 2007	$ 2,974,633	$ 780,843	$ 1,299,946	$ 1,732,956	$ 6,788,378
Amortization of discount	323,294	-	-	-	323,294
Revaluation (gain)/loss in interest expense	-	(108,720)	(49,625)	262,191	103,846
Issuances	-	-	-	620,357	620,357
Conversions	-	-	-	-	-
Ending balance as of March 31, 2008	$ 3,297,927	$ 672,123	$ 1,250,321	$ 2,615,504	$ 7,835,875

Total (gain)/loss from revaluation of derivatives included in earnings for the period and reported as an adjustment to interest

		$ (108,720)	$ (49,625)	$ 262,191	$ 103,846

(1) Represents $3,228,205 convertible debentures issued November 8, 2006 and April 12, 2007, and outstanding as of the period ended March 31, 2008, and an additional amount of $645,641 accrued in December 2007 for the event of default provisions.  Also, includes $100,000 convertible note.  As of March 31, 2008, includes unamortized discount on the convertible debentures and note of $675,919.

(2) Represents the conversion feature of debentures and valuation of related warrants issued November 8, 2006 and April 12, 2007.  The valuation was determined using Monte-Carlo simulations performed separately for the conversion liability and warrants due to their various contractual lives, consequently, differing volatility assumptions, with the analysis used as inputs into both the Black-Scholes and Binominal option pricing models.

(3) Represents warrants after issuance of the convertible debentures and related warrants, classified as liabilities after considering Emerging Issues Task Force Issuance 00-19 (see disclosure below in Other Liabilities in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations).

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

Our independent registered public accounting firm’s report on the consolidated financial statements included in our annual report on Form 10-K for each of the three years in the period ended December 31, 2007, contains an explanatory paragraph wherein they express an opinion that there is substantial doubt about our ability to continue as a going concern.

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

Currently, we are focused on providing technology solutions and services in two primary markets, healthcare and aviation/homeland security.  However, as new or enhanced solutions are developed, we expect to expand into other markets such as military and defense utilizing hyper-spectral technology, and expanded further into imaging diagnostics for the medical industry.  We may also engage in one or more acquisitions of businesses that are complementary to our business.  Further, we may form wholly-owned subsidiaries to operate within defined vertical markets.

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

Information regarding the amount of the TSA’s annual budget allocated for the purchase of software solutions that are able to detect threat items at US airports and other similar facilities, such as PinPoint™, is not readily discernible from publicly available information or independent research reports. However, we estimate, based upon information derived from the fiscal year ended September 30, 2006 and the fiscal year ended September 30, 2007 United States Department of Homeland Security (DHS) budgets, that the DHS budget allocation for FY 2006 for software solutions that are able to detect threat items at U.S. airports and other facilities, such as PinPoint™, was approximately .77% of the DHS’ $41.1B budget, and that the budget allocation for the proposed FY 2007 DHS budget will be approximately 2.25%.  In addition, we estimate that the worldwide market for solutions such as PinPoint™ is approximately twice the United States’ Homeland Security budget.

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

On February 12, 2008, we extended for a twelve month period (through February 18, 2009) the Cooperative Research and Development Agreement (CRDA) that was initially signed on August 18, 2006, and previously renewed on August 8, 2007, with the United States Department of Homeland Security Science and Technology Directorate, for testing and validation of the PinPoint™ product capabilities at the Transportation Security Labs (TSL).  This is the second of two extensions received by the United States Department of Homeland Security Science and Technology Directorate, for testing and validation of the PinPoint™ product. The project began on September 5, 2006 for explosive image collection, which is being followed by refinement of the development and testing of PinPoint™.  Also, through the date of this filing, the Company has completed the third phase of the CRDA process with the US Department of Homeland Security.  While TSA certification is not absolutely essential to the acceptance of Guardian’s PinPoint™ product, we believe that having TSA certification and a business relationship with the TSA is important to our strategic growth plans, as the relationship represents an important opportunity to obtain contracts for the licensing of our baggage scanning applications and for future aviation and transportation security applications and solutions that we develop or enhance. However, significant development risks still exist for adapting the PinPoint product to various types of scanning equipment in different countries.

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

In January 2007, the Company performed an initial successful Proof of Concept test in Madrid, Spain.  Working with TEDAX, the national bomb technicians’ organization of the Spanish Government, the Company returned to Madrid on October 8, 2007, and collected images of various configurations, artful concealments, and threat weights of specific explosives of interest to the

Spanish Government.  Upon the development and integration of these specific detection algorithms, the Company awaits confirmation for a return to Madrid for a final live test of PinPoint™ that is currently expected to be in the spring of 2008.

We are also pursuing an additional market opportunity using our 3i™ platform technology, adding to our detection family of products.  PinPoint nSight™ provides visualization enhancements that allow bomb technicians and investigators to assess the presence of explosives more rapidly and accurately than using single-energy x-ray scanners.  The technology adds textural and color components to such images, helping bomb investigation technicians detect threats that would otherwise be unseen by the human eye. The PinPoint nSight™ product is currently being evaluated at the Federal Bureau of Investigation (FBI) Hazardous Device School at Redstone Arsenal, Alabama.  In May 2006, we entered into a Reseller Agreement with Logos Imaging LLC (Logos), a manufacturer of portable bomb scanning equipment, with regard to the distribution of PinPoint nSight™.  During fiscal 2007, we sold Logos 10 licenses of our threat assessment software technology for bomb detection scanners, PinPoint nSight™. We are also continuing to develop other distributor relationships in an effort to increase market penetration for our nSight ™ product.

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

Healthcare 3i Technology Solution – “Tissue Characterization” advancing Medical Computer Aided Detection (Medical CAD)

In an effort to expand upon the use of our core technology 3i™ “intelligent imaging informatics,” we have been migrating and adopting our threat detection algorithms and quantitative imaging capabilities for use in the imaging field of diagnostic radiology.  The technology for this developmental project is called Signature Mapping™.  Our Signature Mapping™ technology is in development and, currently, we do not have a product that we may market and sell in the U.S. medical market.  Furthermore, any Signature Mapping™ product we do develop will be subject to Food and Drug Administration (“FDA”) review and approval, including with regard to its safety and effectiveness, before we may begin marketing and selling any such product in the U.S. Such approval may require us to obtain extensive data from clinical studies to demonstrate such safety or effectiveness.  Also, we may be subject to similar regulatory requirements in any foreign country in which we seek to market and sell our Medical CAD products.  There can be no assurance we will be successful in obtaining any such approval from the FDA and such approval may take approximately two years to obtain.

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

Such knowledge has resulted in a tendency towards additional procedures, such as biopsies which sometimes prove unnecessary. While traditional computer-aided detection (“CAD”) assists radiologists by marking anomalies without providing additional visualization or analytical tools, CAD applications have certain characteristics that limit their capabilities. CAD results are associated with high false positive rates. The pattern recognition algorithms employed by CAD restrict their functionality to searching for a specific disease within a specific imaging modality. Guardian is developing a new approach for medical image analysis called Signature Mapping™.  It is the first image-analysis-based technology that is expected to be capable of “characterizing tissues” across a broad range of digital imaging modalities. The software has been designed to work seamlessly with Digital Imaging and Communication in Medicine (“DICOM”) images generated from any existing imaging modality.  It can be integrated into a Picture Archiving & Communication System (PACS) network, a stand-alone digital imaging modality, a diagnostic workstation or a clinical review workstation.

Similar to a person’s fingerprint, each tissue has a unique structure. Each structure creates a unique pattern or “signature” that can be extracted from an image to differentiate, locate, identify, and classify by using our Signature Mapping™ technology.  Signature Mapping™ is expected to further help radiologists by visualizing the various structures within a particular tissue so they can be examined and quantified. This capability is expected to provide a next-generation image analysis, clarification, visualization and Signature Mapped “tissue characterization” and detection.  Management believes that it will add significant clinical value to a wide range of difficult to detect diseases in diagnostic radiology, by distinguishing and characterizing different tissue types in images regardless of the modality that generated the image.

Based on its ability to perform “tissue characterization”, Signature Mapping is expected to be capable of being used to analyze images generated across all imaging modalities without the need for new image capture hardware costs.  It will serve instead as a software-based, multi-modality approach to image analysis combined with Signature Mapping’s unique “tissue characterization” and detection. As a result, Signature Mapping is expected to be able to differentiate the contrast resolution between different tissue types, even when the material or tissue in the image is very diffuse or obscured by other objects, such as is the case where diseased lung tissue is located behind a rib in an x-ray chest examination. It is capable of displaying these ‘signatures’ in a way that empowers radiologists to make a more informed and confident diagnosis, even for hard to distinguish structures such as masses in dense breast tissue.

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

Due to the increased efforts and focus in developing our Signature Mapping imaging technology, we have discontinued active marketing of our FlowPoint products, and seek licensing arrangements with other software or hardware providers, who may use our RIS and PACS systems to complement their existing product line.  Accordingly, during January 2008, we entered into the first such licensing arrangement with Rogan-Delft for a perpetual, nonexclusive and nontransferable license to use, modify, create derivative works from, market and sublicense our FlowPoint Radiology Information System (“RIS”) product. Royalties generated from the licensing agreements is not anticipated to be a significant portion of our revenue.

Results of Operations

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

The following analysis reflects the consolidated condensed results of operations of Guardian Technologies International, Inc. and its subsidiaries.

Net Revenues.  Net revenues from product sales and annual maintenance fees decreased by $32,679, or 45.2%, to $39,594.  Two factors impact the reduction in net revenue.  They are: (i) a decrease in maintenance fee revenue during the current period of $23,467, $26,080 of the decrease taking place in the United Kingdom (UK) where customers are moving to the UK’s National Health System preferred RIS systems, and an increase of $2,613 in the United States (U.S.) with the maintenance fees for a U.S. customer of our FlowPoint product; and (ii) a decrease in support services during the current period of $9,212, $20,330 of the decrease taking place in the UK, and an increase of $11,118 in the U.S.

Cost of Sales.  Cost of sales for the quarter ended March 31, 2008 was $9,201 (23.2% of net revenue), compared to $133,889 (186.0% of net revenue) during the same period in 2007, a decrease of approximately $124,688, or 381.6% of the decrease in net revenue.  Cost of sales during the three month period in 2007 included $118,553 of amortization expense for the Wise Systems’ acquired intangible asset for the FlowPoint software, which was written off in full during June 2007.  Other costs for the quarter ended March 31, 2008 of $9,201, as compared to $15,336 for the same period in 2007, decreased by $6,135 (40.0%), and represent a decrease in costs for purchased equipment and supplies for customers, support services labor and travel costs.  The decrease in other costs arises from no FlowPoint software license revenue in the current period, and therefore no installation labor costs expended in 2008 for a net reduction in labor costs of $7,949, a decrease in third party software and maintenance fees of $3,000, a slight decrease in material costs of $80, and offset slightly by increased travel costs of $4,894.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the year ended March 31, 2008, decreased $190,437 (10.9%) to $1,559,904 for 2008 as compared to $1,750,341 for the same period in fiscal 2007.  The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the three month period ended March 31.

(Unaudited)	Three Months Ended March 31
	2008	2007	$ Change	% Change

Payroll and related costs	$ 539,147	$ 686,071	$ (146,924)	(21.4)
Professional fees	262,437	284,615	(22,178)	(7.8)
Research and development costs	193,260	233,257	(39,997)	(17.1)
Insurance costs	45,312	46,038	(726)	(1.6)
Rent - building and equipment	70,306	65,452	4,854	7.4
Travel and related	53,436	26,132	27,304	104.5
Miscellaneous expenses	41,624	70,859	(29,235)	(41.3)
Depreciation and amortization	33,441	38,546	(5,105)	(13.2)
Stock-based compensation	320,941	299,371	21,570	7.2
Total	$ 1,559,904	$ 1,750,341	$ (190,437)	(10.9)

Payroll (salary, commissions and benefits) and related costs, which includes salaries, commissions, taxes and benefits, decreased approximately $146,924 (21.4%) due to reduced employee staffing levels caused by personnel attrition and our decision not to replace such personnel.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees.  Professional fees decreased for the three months ended March 31, 2008 versus the same period last year by approximately $22,178 (7.8%) due to: (i) an increase of $27,363 for general consultants related to specific marketing activities, and an increase of $14,999 for investor relations and other consulting activities in 2008 not incurred in 2007; and (ii) a decrease in accounting and legal fees of $12,362 and $52,178, respectively.  During 2007, the Company incurred additional accounting fees due to an S-1 registration during the first quarter and additional legal costs associated with export licensing, patent costs, and the Visual Gold lawsuit.  Such decrease in accounting and legal fees relates to the Company not incurring such fees in the first quarter 2008.

Research and development costs decreased for the three months ended March 31, 2008, compared to the same period last year by approximately $39,997 (17.1%). Medical Computer Aided Detection project (Signature Mapping) costs decreased in the first three months of 2008 by $13,816 (75.3%) for total costs for 2008 and 2007 of $4,521 and $18,337, respectively.  Research and development costs for PinPoint were $188,739 for the three months ended March 31, 2008 compared to $214,920 for the same period last year, for a decrease of approximately $26,181 or 12.1%.

Insurance costs in the three months ended March 31, 2008, were $45,312 compared to $46,038 in the same period in 2007, a decrease of $726 (1.6%).  The decrease is attributed to a net reduction in premiums for the Company’s various insurance policies.

Rent increased by $4,854 (7.4%) to $70,306 in the three months ended March 31, 2008, as compared to $65,452 for the same period in 2007, due to an increase in the operating expense and property tax charges for our leased office space.

Travel and entertainment expense for the three months ended March 31, 2008 of $53,436 compares to the same period for 2007 of $26,132, or an increase of $27,304 (104.5%).  During the first quarter of 2008, the Company has had increased travel costs associated with business development activities for PinPoint.

Miscellaneous expense decreased by $29,235 (41.3%) to $41,624 for the three months ended March 31, 2008, as compared to $70,859 for the same period in 2007.  The net decrease is related to a decreased cost of $42,997 for tradeshows, and an increase in overall miscellaneous expenses of $13,762.

Depreciation and amortization expense in selling, general, and administrative for the three months ended March 31, 2008 of $33,441 compares to the same period for 2007 of $38,546, or a decrease of $5,105 (13.2%).  The reduction in depreciation expense is due to acquired assets that became fully depreciated later in 2007 and during the first quarter of 2008.

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee directors, and consultants in lieu of cash compensation.  During the three months ended March 31, 2008, the Company recognized an expense associated with employee stock option compensation of $309,251 and $11,690 of consulting expense.  During the same period of 2007, the Company recognized stock-based compensation expense for employees of $236,430 and consultants of $62,941.  The increase in stock-based compensation for employees and non-employee members of our Board of Directors of $72,821 (23.5%) represents an increase in the number of stock options granted in the first quarter of 2008 versus the number granted in the same period of 2007.  In January 2008, the Company granted stock options to all employees and non-employee members of our Board of Directors resulting in additional expense over the two year service period to vesting beginning in 2008.  The decrease in stock-based compensation expense for consultants of $51,251 (81.4%) reflects decreased usage of stock-based compensation versus cash compensation for consultants.

Employee stock option expense in 2007 and 2008 represents the amortization of the Black-Scholes fair value as outlined above in accordance with the use of Statement of Financial Accounting Standards No.123(R) (SFAS 123(R)) “Stock-Based Payment,” which was effective January 1, 2006.  SFAS 123(R) requires the recognition of all share-based payments to employees or to non-employee directors, as compensation for service on the Board of Directors, as compensation expense in the consolidated financial statements. The amount of compensation is measured based on the estimated fair values of such stock-based payments on their grant dates, and is amortized over the estimated service period to vesting.  Consulting expense for stock-based payments to consultants is based on the fair value of the stock-based compensation at inception and amortized over the estimated service period but, in accordance with EITF 96-18, is remeasured on each reporting date until the performance commitment is complete.

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income.  Other expense for the three months ended March 31, 2008 was $580,417 compared to $1,738,489 for the same period last year, for a net decrease of $1,158,072 (66.6%).

Interest income for the three months ended March 31, 2008 of $46 is derived from interest bearing accounts.  The $1,302 (96.5%) decrease from the same period last year is attributed to a lower average daily cash balance in interest bearing accounts during the course of the quarter ended March 31, 2008.

Interest expense (not including other non-operating income) for the three months ended March 31, 2008 was $580,463, compared to $1,739,837 for the same period last year, for a decrease of $1,159,374 (66.6%).  The components of 2008 include: $1,609 for a short-term convertible note that was outstanding during the period; $81,602 of interest for the convertible debentures outstanding during the period, $503,944 for amortization of the fair value of the embedded conversion feature in the November 2006 warrants and debentures issued in conjunction with the convertible debentures and $2,021 for amortization of the fair value of the embedded conversion feature in a short-term note; and $70,112 for amortization of deferred financing costs for the November 2006 and April 2007 convertible debenture financing.  Interest expense was reduced by $78,825 for the revaluation of the derivative liabilities associated with the financings.  The interest expense outlined above includes noncash elements of $497,252.  The noncash portion reflects the impact of the price reset provisions in the Series A 10% Senior Convertible Debenture.  As outlined above in the Notes to Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies,” the reset provision causes the determination that there are insufficient authorized shares to share-settle financing contracts, and the requirement that warrants be classified as a liability.  As such, the warrants are required to be remeasured at each balance sheet date, and the increase or decrease in the fair value of the warrants is charged or credited to interest expense.

Net Loss and Net Loss per Share.  Net loss for the three months ended March 31, 2008 was $2,109,928, compared to $3,550,446 for the same time period in 2007, for a decreased net loss of approximately $1,440,518 (40.6%).  Net loss per share for the three months ended March 31, 2008 was $0.05 compared to $0.10 in the same period 2007, based on the weighted average shares outstanding of 42,917,584 and 34,546,800 respectively. The decreased net loss for the three months ended March 31, 2008 compared to the same period in 2007 arose from the following: (i) decreased salary and benefit costs of $146,924, (ii) increased stock-based compensation for employees, non-employee members of our Board of Directors and consultants of $21,570, (iii) a decrease in other net non-operating expense of $1,158,072 for accrued interest expense on debt, the amortization of debt discount for the 2006 and 2007 debentures and 2007 convertible notes, the revaluation of the derivative liabilities for the debentures, convertible notes, and warrants, adjustments to the fair value of derivative liabilities related to the conversion of notes and debentures, other related financing expenses, and lower interest income, (iv) lower net revenue of $32,679, (v) lower cost of sales for labor, third party software, including no amortization costs for the intangible asset related to Wise System of $124,688, (vi) lower depreciation and amortization expense in cost of sales and selling, general and administrative of $5,105, and (vii) decreased selling, general and administrative expenses (other than salary and benefit, depreciation and amortization, and stock-based compensation expense) of $59,978.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

(Unaudited)	Three Months Ended March 31
Category	2008	2007

Net cash provided (used) in operating activities	$ (951,463)	$ (826,479)
Net cash provided (used) in investing activities	(240)	(5,241)
Net cash provided by financing activities	865,000	155,000
Effect of exchange rates on cash and cash equivalents	(42)	984
Net increase (decrease) in cash	$ (86,745)	$ (675,736)

Net Cash Used in Operations

Net cash used in operating activities for the three months ended March 31, 2008 was $951,463, compared with net cash used in operating activities of $826,479 during the same period for 2007, an increase in the use of cash for operating activities of approximately $124,984 (15.1%).  The increase is due to: (i) lower revenue and operating costs of $234,109 (15.0%), including but not limited to decreases in selling, general and administrative costs (other than depreciation and amortization, and stock based compensation) of $206,902 (14.6%), a decrease in cost of sales (other than amortization costs) of $6,135 (40.0%), offset by a reduction in net revenue of $32,679 (45.2%), and a decrease in net interest income and expense (other than noncash items) of $18,904 (18.5%); and (ii) offset by a net decrease in the increase for  the components of operating assets and liabilities of $359,093, or 48.8%.

Net Cash Used in Investing Activities

Net cash used in investing activities of $240 was for the net purchase of equipment and costs for patent applications for the three months period of March 31, 2008.  This compares with net cash used for the same activities of $5,241 for 2007, or a decrease of $5,001, or 95.4%.  The net decrease is comprised of a $1,701 (32.5%) decrease in the purchase of furniture, software and equipment, and a $3,300 refund of prior year (2007) costs associated with the preparation and filing of certain patents with regard to our “3i” technology.  The decrease in equipment purchases is the result of expenditures made in 2006 in anticipation of our 2007 and 2008 requirements, coupled with equipment becoming available due to reduction in staff during 2007.  The decrease in patent costs is due to focus on various patent applications prepared and filed in 2006.  However, we anticipate we will incur additional patent costs during the fiscal year ended December 31, 2008 (Fiscal 2008) related to further protection of our PinPoint™ and Signature Mapping™ products.

Net Cash Provided by Financing Activities

Net proceeds from financing activities were $865,000 for the first quarter of 2008, compared with $155,000 for the same period in 2006, or an increase of $710,000 (458.1%).  Of the $865,000 proceeds from financing activities, $850,000 (98.3%) was from the issuance of a new financing that includes equity and warrant liability components, and $15,000 (1.7%) from the exercise of employee stock options.  Management may seek to raise additional capital through one or more equity or debt financings or bank borrowings and is in discussions with certain investors with regard thereto.  However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company.

Net Proceeds from financing activities in the three months ended March 31, 2007 were $155,000, and comprised of $5,000 from the exercise of employee stock options, and $150,000 from the issuance of short-term convertible debt financing.

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

Cash and Cash Equivalents

Our cash and cash equivalents decreased for the three months ended March 31, 2008 by $86,745 to $14,391 or approximately 85.8%.  As mentioned above, this decrease was the result of higher operating activities of $951,463, and $240 for the net purchase of equipment and refund of patent costs, offset by $865,000 from financing activities, and $42 for the negative effect of currency exchange rates.

Our cash and cash equivalents decreased for the same period in 2007 by $675,736 to $61,687 or approximately 91.6%.  As mentioned above, this decrease was the result of higher operating activities of $826,479, and $5,241 for the purchase of equipment, offset by $155,000 from financing activities, and $984 for the effect of currency exchange rates.

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

	(Unaudited)
Category	March 31, 2008	December 31, 2007

Cash and cash equivalents	$ 14,391	$ 101,136

Current assets	302,625	473,582
Current liabilities	7,283,694	6,825,988
Working capital (deficit)	$ (6,981,069)	$ (6,352,406)

At March 31, 2008, we had a working capital deficit of approximately $6,981,069, compared with a working capital deficit at December 31, 2007 of $6,352,406, an increase in working capital deficit of approximately $628,663 (9.9%). As of March 31, 2008, the Company had cash and cash equivalents of $14,391 as compared to $101,136 on December 31, 2006.  The decrease in cash is the net result of our operating, investing and financing activities outlined above.  Our revenue generating activities during the period, as in previous years, have not produced sufficient funds for profitable operations, and we have incurred operating losses since inception.  Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations.  In addition to raising cash through additional financing activities, we may supplement our future working capital needs through the extension of trade payables and increases in accrued expenses.  For the three months ended March, 31, 2008, overall current liabilities increased $457,706 (6.7%), with specific increases in current liabilities of: (i) trade payables of $199,396, (ii) $104,993 for accrued liabilities in part related to accrued interest of the convertible debentures, and (iii) $323,294 for convertible debentures. Decreases in specific current liabilities includes: (i) $108,720 for reduction in derivative liabilities related to the convertible debentures, (ii) $49,625 for warrant liabilities related to the convertible debentures, and (iii) $11,632 in deferred revenue.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn are dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

At December 31, 2007, we had a working capital deficit of approximately $6,352,406, as the result of our limited revenue and reduced financing activities.  Our revenue generating activities during the year, as in previous years, have not produced sufficient funds for profitable operations, we have incurred operating losses since inception and have assumed substantial debt in the form of extending trade payables, noninterest bearing loans from our chief executive officer, additional deferral of salaries for executive officers and a consultant, issuance of short-term convertible notes, and lower deferred revenue.

 In view of the above matters, realization of certain of the assets in the accompanying balance sheets is dependent upon our continued operation, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of its future operations.

Other Liabilities (short-term convertible notes)

Under a Securities Purchase Agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock.  The Company issued an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants at a first closing held on November 8, 2006 and, due to the conversion feature embedded in the notes and the warrants, the transaction was recognized as a liability under generally accepted accounting principles.  We also issued an aggregate of 623,520 common stock purchase warrants to the placement agent in such financing which were upon terms substantially similar to the Series D Warrants.  Due to milestone-related adjustments, the initial exercise price of $1.15634 per share may be reset and, consequently, the maximum number of shares to be issued under the debentures is indeterminable as of March 31, 2008. The Company issued an additional $2,575,000 in principal amount of the Series A Debentures at a second closing held on April 12, 2007, following the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants.  The Company allocated proceeds from the second closing to the embedded conversion features of the Series A Debentures and Series D Warrants and, consequently, recognized a liability under generally accepted accounting principles.  One-half of the Series D Warrants became exercisable on November 8, 2006 (2,226,854 warrants), and the remaining one-half became exercisable on April 12, 2007 (2,226,855 warrants).  The Series D Warrants and the placement agent’s warrants issued as compensation in the offering to Midtown Partners & Co., LLC, may be exercised via a cashless exercise if certain conditions are met.  The Company considered Emerging Issues Task Force Issue 00-19 (EITF 00-19), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and concluded that there were insufficient shares to share settle the contracts.  The Series D Warrants that became exercisable at the first closing will expire on November 8, 2011, and those related to the second closing will expire in April 12, 2012.  On November 12, 2007, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants held by investors and Placement Agent’s Warrants issued as compensation to Midtown Partners & Co. LLC, were reset to a price of $0.6948 per share effective October 1, 2007, and may be further reset in the event we do not meet certain milestones set forth in the debentures and warrants.  As of March 31, 2008, an aggregate of $1,921,795 in principal amount of the Series A Debentures have been converted into 2,585,582 shares of common stock, and an aggregate of 864,798 Series D Warrants have been converted into 864,798 shares of common stock.  Accordingly, as of March 31, 2008, $3,228,205 in aggregate principal amount of the Series A Debentures remain unconverted and 3,588,911 Series D Warrants remain unexercised.

The principal amount of the Debentures is due November 7, 2008. We may not prepay any amount of the Debenture without the holder’s consent.  Holders may convert the Debentures at any time into shares of our common stock at the then current conversion price or exercise the Series D Warrants, which as of the balance sheet date is $0.6948 per share. The final reset is effective April 1, 2008, with the calculation taking place five (5) days prior to the date of filing on Form 10-Q for the quarter  ended March 31, 2008.  Therefore, we may be required to further re-set the conversion or exercise price of such debentures and warrants and to issue additional shares in the event the price re-set provisions of the Series A Debentures and Series D Warrants are triggered.  The conversion price may also be adjusted under anti-dilution and other price re-set provisions contained in the Debentures.

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

We agreed with purchasers of our Debentures and Series D Warrants (“purchasers”) that we would use our best efforts to file a registration statement under the Securities Act within 45 days of the first closing to permit the public resale by purchasers of the shares that may be issued upon conversion of the Debentures and upon exercise of the Series D Warrants, including the shares of our common stock underlying the Debentures to be issued at the second closing.  We are required to keep the registration statement effective until the earlier of either the date all shares underlying the Debentures and Series D Warrants have been sold or such shares are eligible for resale under Rule 144(k), but no later than four years after the effective date of the registration statement.  The registration became effective on April 9, 2007.  We were required to register a number of shares of our common stock equal to 130% of the shares underlying the Debentures and the Series D Warrants.  In view of the adjustments to the conversion and exercise prices, respectively, of the debentures and warrants, the Company filed on April 28, 2008 a further Registration Statement on Form S-1 to register additional shares for resale by the holders of the Series A Convertible Debentures and Series D Warrants upon conversion or exercise thereof, and to carry forward in such registration statement certain unsold shares from our Form S-1 Registration Statement that became effective April 9, 2007, in a combined prospectus under applicable SEC Rules.

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

Financial Condition and Going Concern Considerations

During the three-month period ended March 31, 2008, the Company raised $15,000 from the exercise of employee stock options and received $850,000 net proceeds from the issuance of common stock and warrants in a private placement offering.  Although, as of the balance sheet date, the Company’s revenue generating activities have not produced sufficient funds for profitable operations and the Company has incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financial requirements, raise additional financing on acceptable terms to the Company, and the success of its future operations.

Our independent registered public accounting firm’s reports on the consolidated financial statements included in our annual report on Form 10-K for the years ended December 31, 2006 and 2007, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

Management believes that the cash balance of $14,391 at March 31, 2008, and subsequently $29,010 of collections on outstanding trade receivables, $1,000,000 received on April 4, 2008 from the sale of securities, and outstanding subscriptions receivable of $4,650,000 due on or about May 30, 2008, to be sufficient to fund the Company’s operations, absent any cash flow from operations, until approximately January 2009.  Currently, we are spending approximately $480,000 per month on operations and the continued research and development of our 3i technologies and products.  Management believes that we will require an additional $960,000 to fund our operations for the next 12 months.  This assumes that we will be unable to generate sufficient operating cash flow to fund our operations during this period.  Also, this assumes that holders of our outstanding debentures convert such debentures into shares of our common stock prior to November 7, 2008, the date we are required to pay the principal amount of such debentures.  In the event the debenture holders do not convert such debentures, partially convert such debentures, or effect the buy-in provision related to the warrants and the debentures, we may be required to raise additional funds.  We expect to raise such additional capital through one or more equity or debt financing or though bank borrowing.  We are also seeking research grant funding from sources in connection with the development of our Medical CAD product. There can be no assurances that we will be successful in our efforts to secure such additional financing, any bank borrowing or any grant funding.

In view of the foregoing, from time-to-time, management is required to seek additional capital through one or more equity or debt financings in the event that the cash on hand, collections from customers, and sales of our products do not provide sufficient cash to fund operations.  If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.  If we raise additional capital through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to our current stockholders.  No assurance can be given that we will have access to the capital markets in the future, or that financing will be available on terms acceptable to satisfy our cash requirements or to implement our business strategies.  If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial condition could be materially and adversely affected. We may be required to raise substantial additional funds through other means.  Moreover, under the terms of the 2006 and 2007 convertible debenture and warrant financing, we may not be able to issue additional shares of our common stock or common stock equivalents (except for certain  issuances exempt from this requirement) for up to three years following the April 2007 second closing of the convertible debenture and warrant financing, engage in certain financings in which the conversion, exercise, exchange rate or other price of the securities is based upon the trading price of our securities after the date of issuance of such securities.  Furthermore, we filed a new Form S-1 Registration Statement with the Securities and Exchange Commission on April 28, 2008, to register additional shares for resale by the holders of the Series A Convertible Debentures and Series D Warrants upon conversion or exercise thereof at a lower conversion price due to the reset provisions of the agreements, and to carry forward in such registration statement certain unsold shares from our Form S-1 Registration Statement that became effective April 9, 2007, in a combined prospectus under applicable SEC Rules.  These provisions and this filing may limit our ability to raise additional financing through the issuance of common stock or common stock equivalents during the period such restrictions are effective.

We anticipate the need to increase our current workforce to achieve commercially viable sales levels, although we have not begun to receive material revenues from our operations in order to support the increased workforce.  There can be no guarantee that these needs will be met or that sufficient cash will be raised to permit operations to continue.  If Guardian is unable to raise sufficient cash to continue operations at a level necessary to achieve commercially viable sales levels, the liquidation value of Guardian’s noncurrent assets may be substantially less than the balances reflected in the financial statements and we may be unable to pay our creditors.

The Company did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on January 1, 2008.  However, the Company has paid all of the interest and late fees due to debenture holders as of April 8, 2008.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default.  If an event of default occurs under the debentures, the debenture holders may elect to require the Company to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and the Company may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. In anticipation of such an election and measured as of March 31, 2008, the additional amount due of approximately $645,641 is reflected in the carrying value of the debentures, and was recognized as interest expense in the fourth quarter for the year ended December 31, 2007.

Significant Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented.  For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition or Plan of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  Except as disclosed in Note 2 of our 2007 Form 10-K, there have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the period ended March 31, 2008.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures.   International revenues in the three month period ended March 31, 2008 from Wise Systems, our subsidiary located in the United Kingdom, were approximately $22,288 (56.3%) of total revenue.  International sales are made mostly from our foreign subsidiary and are typically denominated in British pounds.  The same three month period, approximately $16,035 (55.3%) of total consolidated accounts receivable and $24,552 (2.4%) of total consolidated accounts payable were denominated in British pounds.  Additionally, our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts which are charged to Wise and recorded as inter-company receivables on the books of the U.S. parent company.  We are also exposed to foreign exchange rate fluctuations as the financial results of Wise are translated into U.S. dollars in consolidation.  As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of March 31, 2008, $740 (5.1%) of our cash and cash equivalents balance was included in our foreign subsidiaries.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures.  As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation and for the reason outlined below, the Certifying Officers determined that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the Reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.  On April 9, 2008, the Company filed a Form 8-K regarding sales of certain unregistered securities as required under Item 3.02, triggering events that accelerate or increase a direct financial obligation under Item 2.04, and other events under Item 8.01.  Disclosure of certain sales of unregistered securities included in such report was required to be reported during December 2007.  In addition, the Company has identified certain material weaknesses in its internal controls over financial reporting as discussed in our December 31, 2007 Form 10-K.  Moreover, the Company did not timely file its Form 10-K for the year ended December 31, 2007.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the period covered by the Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below (which reflect changes to certain of the risk factors we disclosed in our 2007 Form 10-K) and other information contained in this Report in deciding whether to invest in our common stock, as well as the risk factors set forth under Part I, Item 1A of our 2007 Form 10-K.  Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our company.  If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.  In such case, the trading price of our common stock could decline, and you could lose a part of your investment.

Risks Related to Our Company and Our Operations

We have a severe working capital deficit and, in addition to proceeds from financings, we continue to have outstanding loans from our chief executive officer and deferrals of salaries by our executive officers and a consultant to indirectly continue to fund operations.

As of March 31, 2008, we had a working capital deficit of approximately $6,981,069.  During the three months ended March 31, 2008, our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  Although we have obtained cash from certain financings, we continue to have outstanding loans from our chief executive officer of approximately $202,000, and deferrals of salaries of our executive officers in the amount of $590,219.

Dilutive effect of conversion of Series A 10% Senior Convertible Debentures and exercise of Series D Warrants, Series E Warrants, and Midtown placement agent’s warrants.

Under a Securities Purchase Agreement, dated November 3, 2006, we entered into with certain institutional accredited investors; we sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Warrants to purchase an aggregate of 4,453,709 shares of our common stock (of which 3,588,911 are unexercised as of the date of this report).  We issued an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants at a first closing held on November 8, 2006, and, due to the conversion feature embedded in the debentures and the warrants, the transaction was recognized as a liability under generally accepted accounting principles.  We issued an additional $2,575,000 in principal amount of the Series A Debentures at a second closing held April 12, 2007, following the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debenture and Series D Warrants.  The proceeds from the second closing were allocable to the embedded conversion features of the Series A Debentures and Series D Warrants, and recognized as a liability under generally accepted accounting principles. As previously disclosed, the debentures are currently in default and otherwise due November 7, 2008 and, therefore, the carrying amount of the debentures and related derivative liability related to the embedded conversion feature are classified as current.   One-half of the Series D Warrants became exercisable on November 8, 2006 (2,226,854 warrants), and the remaining one-half became exercisable on April 12, 2007 (2,226,855 warrants).  The Series D Warrants and the Placement Agent’s Warrants issued as compensation in the offering to Midtown Partners & Co., LLC, may be exercised via a cashless exercise if certain conditions are met.  We considered Emerging Issues Task Force Issue 00-19 (EITF 00-19), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and concluded that there were insufficient shares to share settle the contracts.  The Series D Warrants that became exercisable at the first closing will expire on November 8, 2011, and those related to the second closing will expire in April 12, 2012. Due to milestone-related adjustments, the exercise price and the maximum number of shares to be issued under the debentures are indeterminable as of March 31, 2008 and, as the debentures are currently in default and otherwise due November 7, 2008, and given our uncertain ability to share-settle these warrant contracts due to the buy-in provisions, all liabilities for warrants related to the debentures are classified as current.

As these milestones have not been met the conversion price has been reset twice from $1.15634 per share, as of the date of the original financing in November 2006, to $0.7453 per share as of April 1, 2007 and again effective October 1, 2007 to $0.6948.  The next reset measurement date is determined by the five day VWAP of our common stock prior to the filing of our Form 10-Q for the quarter ended March 31, 2008.  We may be required to further re-set the conversion or exercise price of such debentures and warrants and to issue additional shares in the event the price re-set provisions of the Series A Debentures and Series D Warrants are triggered.  As of March 31, 2008, holders of our Series A Debentures have converted an aggregate of $1,921,795 in principal amount of the Series A Debentures and $3,228,205 in principal amount remains unconverted. A holder of our Series D Warrants exercised an aggregate of 864,798 of such warrants and we issued an aggregate of 864,798 Class E Warrants as an inducement for such exercise. The Class E Warrants are exercisable for a period of five years at an exercise price of $1.17 per share.  Furthermore, as of the date of filing this report, approximately 10,232,480 warrants (including the currently exercisable placement agent warrants issued to Midtown Partners and Co. LLC, in connection with our debenture and warrant financing and the Class F Warrants) may be exercised pursuant to the cashless exercise provisions of such warrants, which may be subsequently resold as “restricted securities” within the meaning of Rule 144 under the Securities Act.    Increased sales volume of our common stock could cause the market price of our common stock to drop.

We did not make certain interest payments due under our Series A Debentures and may be deemed to be in default.  Also, we may be deemed to be in non-compliance with a negative covenant under the debentures.

We did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on January 1, 2008.  However, we had paid all of the interest and late fees due to debenture holders as of April 8, 2008.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after we become aware of such default, will be deemed an event of default.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  As of the date for filing this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. In anticipation of such an election and measured as of March 31, 2008, the additional amount due is approximately $645,641, and is recorded as an increase to the carrying value of the debentures.

Our debentures also include a negative covenant prohibiting us from incurring any indebtedness except as permitted under the debenture to include debt that is expressly subordinate to the debentures pursuant to a written subordination agreement acceptable to the holders of the debentures. In December 2007, we issued a promissory note to an investor that did not include an agreement subordinating the note to the debentures.  The debentures provide that, if we fail to materially observe or perform any covenant or agreement in the debentures, the holders of our debentures may send us a notice of default.  If we do not cure a default within the earlier of five trading days of the receipt of such notice or within 10 trading days of the date we become aware of such failure, we could be deemed to be in default under our debentures.  We have not received any notice from a debenture holder.  Moreover, the holder of the note subsequently converted the note into our common stock and warrants. Although there can be no assurance, we believe we have materially observed the covenants under the debentures and that no event of default has occurred as a result of the issuance of the promissory note.

We may be deemed to be in default under the terms of our lease with regard to our principal offices.

We have not paid the rent for the months of April and May 2008 with regard to the lease for our principal offices.  Accordingly, we may be deemed to be in default under our lease with our landlord.  We are in discussions with our landlord regarding the status of the payments due under our lease.

Our certifying officers evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005, as of March 31, 2006, June 30, 2006, September 30, 2006, December 31, 2006, September 30, 2007, December 31, 2007, and March 31, 2008, and concluded that our disclosure controls were not effective and that we had certain weaknesses in our internal controls over timely reporting.

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  The Certifying Officers designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is made known to management (including the Certifying Officers) by others within the Company, including its subsidiaries.  We regularly evaluate the effectiveness of our disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly in our Forms 10-Q and annually in our Forms 10-K.  In completing such reporting, we disclose, as appropriate, any significant change in our internal control over financial reporting that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As we disclosed in our 2005, 2006 and 2007 Form 10-K, our Forms 10-Q for the periods ended March 31, 2006, June 30, 2006, September 30, 2006, and September 30, 2007, and in this Form 10-Q, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the periods covered by such reports. We also disclosed that there were certain material weaknesses in our internal controls over financial reporting.  Management (including the Certifying Officers) has undertaken specific measures to cure or mitigate the ineffective controls and procedures identified in our Exchange Act filings.  While management is responsible for establishing and maintaining our disclosure controls and procedures and has taken steps to ensure that the disclosure controls are effective and free of “significant deficiencies” and/or “material weaknesses,” the ability of management to implement the remediation of such weaknesses and deficiencies and the inherent nature of our business and rapidly changing environment may affect management’s ability to be successful with this initiative.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management identified certain material weaknesses in our internal control over financial reporting as of December 31, 2007. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses as of December

31, 2007, consist of several matters involving the application of Generally Accepted Accounting Principles to the Company’s complex financial instruments resulted in material audit adjustments to the Company’s consolidated financial statements. The adjustments were related to certain complex provisions of derivative liabilities, including our convertible debentures and warrants, and the interpretation of Emerging Issues Task Force Issue 00-19 (EITF 00-19), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies.” These deficiencies did not result in errors to the Company’s consolidated financial statements.  Also, the Company did not have personnel with the appropriate technical accounting expertise to sufficiently address the accounting and financial reporting issues that arise from time to time with respect to these complex financial instruments.  As a result of these material weaknesses, our management concluded as of December 31, 2007, that our internal control over financial reporting were not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 5, 2008, the Company accepted direct investment from an existing accredited investor of $700,000 and issued 1,000,000 shares of common stock.   In addition, we issued an aggregate of 1,500,000 common stock purchase warrants exercisable at a price of $0.70 per share that contain a conditional call provision if the market price of each share exceeds $5.00. The warrants expire in February 2012.  Such shares of common stock and warrants were issued in reliance upon the exception from the registration requirements of the Securities Act set forth in Section 4(2) thereof.

On March 5, 2008, the Company accepted direct investment from an existing accredited investor of $150,000 and issued 214,286 shares of common stock.   In addition, we issued an aggregate of 321,428 common stock purchase warrants exercisable at a price of $0.70 per share that contain a conditional call provision if the market price of each share exceeds $5.00. The warrants expire in March 2012. Such shares of common stock and warrants were issued in reliance upon the exception from the registration requirements of the Securities Act set forth in Section 4(2) thereof.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

The Company did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on January 1, 2008.  However, the Company has paid all of the interest and late fees due to debenture holders as of April 8, 2008.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default.  If an event of default occurs under the debentures, the debenture holders may elect to require the Company to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and the Company may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. In anticipation of such an election and measured as of March 31, 2008, the additional amount due of approximately $645,641 is reflected in the carrying value of the debentures.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not Applicable

ITEM 5.     OTHER INFORMATION

Not Applicable

ITEM 6.     EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

		Incorporated by Reference	Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date
10.91	Sales, Installation, and Servicing Agreement Term Sheet, dated January 14, 2008, by and between Registrant and Hi-Tec India Aviation Safety & Security Systems Pvt. Ltd.	10-K	4/16/08
10.92	Distributor Agreement, dated March 14, 2008, by and between Registrant and Borlas Security Systems, Ltd.	10-K	4/16/08
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)			X
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)			X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)			X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)			X

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

Date: May 20, 2008