Form 10-Q
period 2008-06-30
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2008-08-14
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

 X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

 Yes __ No  ✓

The number of shares outstanding of the registrant’s common stock, as of July l1, 2008, was 45,667,141.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

32

ITEM 4T.  CONTROLS AND PROCEDURES

32

PART II. OTHER INFORMATION

33

ITEM 1.     LEGAL PROCEEDINGS

33

ITEM 1A.  RISK FACTORS

33

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

35

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

36

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

36

ITEM 5.     OTHER INFORMATION

36

ITEM 6.     EXHIBITS

36

SIGNATURES

37

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	June 30	December 31
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$ 21,735	$ 101,136
Accounts receivable	17,129	29,079
Other current assets	4,341	1,864
Prepaid expenses	207,996	341,503
Total current assets	251,201	473,582

Equipment, net	476,697	517,667

Other Assets
Other noncurrent assets	88,976	88,976
Intangible assets, net	298,818	313,383
Total assets	$ 1,115,692	$ 1,393,608

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 1,216,704	$ 808,033
Other accrued liabilities	1,046,292	739,609
Note payable and advances from related parties	286,000	202,000
Debentures and convertible notes payable, less discount	3,681,522	2,974,633
Derivative liabilities - embedded conversion feature of debentures and convertible notes	1,239,266	780,843
Derivative liabilities - embedded conversion feature of detachable warrants	-	1,299,946
Deferred revenue	-	20,924
Total current liabilities	7,469,784	6,825,988

Noncurrent Liabilities
Warrant liabilities	-	1,732,956
Total noncurrent liabilities	-	1,732,956

Common shares subject to repurchase, stated at estimated redemption value; 302,222 shares outstanding at June 30, 2008 and December 31, 2007
	114,845	178,311

Stockholders' Equity (Deficit)
Convertible preferred stock, $0.20 par value; authorized 1,000,000 shares
Shares issued and outstanding at June 30, 2008 - none
Shares issued and outstanding at December 31, 2007 - none	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares
Shares issued and outstanding at June 30, 2008 – 45,595,982
Shares issued and outstanding at December 31, 2007 - 42,223,126	45,596	39,286
Additional paid-in capital	68,266,790	62,206,362
Accumulated comprehensive income	64,488	64,827
Deficit accumulated	(74,845,811)	(69,654,122)
Total stockholders' equity (deficit)	(6,468,937)	(7,343,647)
Total liabilities and stockholders' equity (deficit)	$ 1,115,692	$ 1,393,608

See notes to consolidated financial statements.

Consolidated Statements of Operations

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007

Net revenues	$ 29,528	$ 122,134	$ 69,122	$ 194,407

Cost of sales	2,492	1,124,776	11,692	1,258,665

Gross profit (loss)	27,036	(1,002,642)	57,430	(1,064,258)

Selling, general and administrative expense	1,932,011	1,788,392	3,491,916	3,538,734

Operating loss	(1,904,975)	(2,791,034)	(3,434,486)	(4,602,992)

Other income (expense)
Interest income	117	2,289	164	3,637
Interest expense	(1,176,903)	(375,503)	(1,757,367)	(2,115,340)
Total other income (expense)	(1,176,786)	(373,214)	(1,757,203)	(2,111,703)

Net loss	$(3,081,761)	$(3,164,248)	$(5,191,689)	$(6,714,695)

Net loss per common share:
Basic and diluted	$ (0.07)	$ (0.09)	$ (0.12)	$ (0.19)

Weighted average number of common shares used in computing basic and diluted net loss per share
	45,086,249	35,353,694	42,253,379	34,698,461

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,191,689)	$(6,714,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66,434	317,377
Stock-based compensation expense	719,423	679,341
Amortization of bridge notes and debentures discounts	706,889	1,502,913
Fair value of warrants issued - derivative instruments	91,251	116,960
Revaluation of derivative instrument expense	653,120	290,679
Noncash classification adjustment to paid-in capital	-	27,750
Impairment of acquired intangible assets	-	1,125,122
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	11,960	29,540
Decrease (increase) in other current assets	(2,477)	(3,355)
Decrease (increase) in prepaid expenses	133,500	(14,901)
Increase (decrease) in accounts payable	408,628	174,922
Increase (decrease) in accrued expenses	306,683	162,360
Increase (decrease) in deferred revenue	(20,975)	(34,598)
Net cash flows used in operating activities	(2,117,253)	(2,340,585)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(14,196)	(5,241)
Investment in patents, refund of costs	3,300	-
Net cash flows used in investing activities	(10,896)	(5,241)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	1,850,000	120,000
Proceeds from exercise of employee stock options	15,000	55,000
Proceeds from exercise of stock warrants	100,000	-
Proceeds (reduction) from short-term notes payable, net	84,000	(100,000)
Proceeds (reduction) from short-term convertible notes, net	-	(600,000)
Proceeds from debenture financing, net	-	2,306,547
Net cash flows provided by financing activities	2,049,000	1,781,547

Effect of exchange rate changes on cash and cash equivalents	(252)	(2,480)

Net increase (decrease) in cash and cash equivalents	(79,401)	(566,759)
Cash and cash equivalents at beginning of the year	101,136	737,423

Cash and cash equivalents at end of the period	$ 21,735	$ 170,664

Supplemental disclosure of cash flow information:
Remeasurement of common stock subject to repurchase	$ 63,466	$ 24,093
Interest paid during the period	171,036	129,603
Conversion of bridge notes to common stock	-	327,750
Conversion of convertible debenture to common stock	-	929,333
Reclassification of certain warrants from (to) permanent equity	(4,628,091)	656,960

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

Under the guidelines of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” public companies that are required, or that could be required, to deliver shares of common stock as part of a physical settlement or a net-share settlement, under a freestanding financial instrument, are required to initially measure the contract at fair value (or allocate on a fair value basis if issued as part of a debt financing), and report the value in permanent equity.  However, in certain circumstances (e.g. the company could not ascertain whether sufficient authorized shares exist to settle the contract), permanent equity classification should be reassessed.  The classification of the contract as permanent equity should be reassessed at each balance sheet date and, if necessary, reclassified as a liability on the date of the event causing the reclassification.  If a reclassification occurs from permanent equity to a liability, the fair value of the financial instrument should be removed from permanent equity as an adjustment to stockholders’ equity.  Any portion of the contract that could be net-share settled as of the balance sheet date would remain classified in permanent equity.  Subsequent to the initial reclassification event, changes in fair value of the instrument are charged to expense until the conditions giving rise to the reclassification are resolved.  When a company has more than one contract subject to reclassification, it must determine a method of reclassification that is systematic, rational, and consistently applied.  The Company adopted a reclassification policy that reclassifies contracts with the latest inception date first. To the extent that changes in fair value of  equity instruments relates to financings since November 8, 2006 (the date of first closing under the debenture financing with reset provisions that made the number of potentially issuable shares indeterminable), the increase or decrease in the fair value of the warrants is charged or credited to interest expense. To the extent the equity instruments relate to other transactions (e.g. consulting expense), the increases or decreases are charged or credited based on the nature of the transaction. The number of additional shares potentially issuable under the derivative and warrant liabilities was determinable as of the final milestone reset date on May 20, 2008, and therefore, the derivative and warrant liabilities were reclassified as stockholders’ equity in accordance with currently effective generally accepted accounting principles.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current period presentation.  These classifications had no effect on the previously reported net loss.

Geographic and Segment Information

The Company has two groups of products and services - Security and Healthcare.  The Company has determined that as of the balance sheet date, it operates as a single operating unit since the two products make up a slight revenue stream to the Company.  Revenue during the second quarter ended June 30, 2008, of $29,528 was from our FlowPoint Radiology Information System (“RIS”) and Picture Archiving & Communication System (“PACS”) products, and for the same period ended June 30, 2007 FlowPoint revenue was $26,134 and the security product nSight of $96,000.  During the six month period ended June 30, 2008 revenue of $69,122 was from the FlowPoint products, and for the same period in 2007, FlowPoint revenue was $98,407 and security product nSight of $96,000.

The Company operates in North and South America, and Europe.  In general, revenues are attributed to the country in which the contract originates.

Geographic and Segment Information	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Revenues:
The Americas:
Software licenses	$ -	$ 96,000	$ -	$ 96,000
Maintenance and support fees	23,356	4,378	40,662	7,953
Hardware and related	-	-	-	-
Total North and South America	23,356	100,378	40,662	103,953

United Kingdom:
Software licenses	-	-	-	-
Maintenance and support fees	6,172	21,756	28,460	90,454
Total United Kingdom	6,172	21,756	28,460	90,454
Total	$ 29,528	$ 122,134	$ 69,122	$ 194,407

Long-lived assets, net:
Corporate			$ -	$ -
North America			852,854	1,485,221
United Kingdom			11,637	23,646
Total			$ 864,491	$ 1,508,867

Long-lived assets, net: Consists of software, goodwill, patents, property and equipment, and other noncurrent assets.  Corporate assets includes those assets generating software license revenue in the Americas and the United Kingdom.  Corporate assets for period ended June 30, 2007, represented costs for the FlowPoint software obtained with the purchase of Wise Systems Limited in 2004, previously amortized over a five year period, but was consided fully impaired in June 2007.  Therefore, a full write-down of the remaining net long-lived asset value for the FlowPoint software of $998,247 was made in June 2007.  Goodwill related to the purchase of Wise Systems, Limited in 2004, and included in long-lived assets in the United Kingdom, was also fully impaired in June 2007 and written-off in the amount of $126,875.

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

In accordance with SFAS 123R, the Company recognized stock option compensation expense for employees and non-employee members of the Board of Directors of approximately $618,656 for the six month period in 2008 and $507,693 for the same period in 2007, and stock-based compensation expense for consultants of approximately $100,767 for the six month period ended June 30, 2008 and $171,648 for the same period in 2007.  All options granted in the six-month period ended June 30, 2008 were at fair value, and the related compensation expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures.  The Company’s estimated forfeiture rates are based on its historical experience within separate groups of employees.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes Merton option pricing model (Black-Scholes model) with the following assumptions:

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

The following is a summary of the Company’s stock-based compensation for the six-month period ended June 30, 2008 issued to employees, non-employee members of the Board of Directors and consultants.

Fiscal Year and Activity	Price	Number of Options
Outstanding at December 31, 2007	$ 1.31	7,240,654

2008 activity
Granted at fair value ($0.43 - $0.51)	0.46	3,595,900
Exercised ($0.50)	0.50	(30,000)
Forfeited ($0.45 - $2.42)	0.70	(107,875)
Outstanding at June 30, 2008	1.03	10,698,679

Exercisable at June 30, 2008	1.40	6,126,967

At June 30, 2008, the number of shares of common stock reserved for future issuance of stock options was 17,633,321.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization.  For financial statement purposes, depreciation and amortization is provided on the straight-line method over the estimated useful life of the asset ranging from 3 to 5 years.

	June 30	December 31
Asset (Useful Life)	2008.000000	2007
	(Unaudited)

Computer equipment (3 years)	$ 350,527	$ 337,593
Software (3 years)	84,224	83,076
Furniture and fixtures (5 years)	488,239	488,239
Equipment (5 years)	34,265	34,265
	957,255	943,173
Less accumulated depreciation and amortization	480,558	425,506
	$ 476,697	$ 517,667

Depreciation and amortization expense for property and equipment was $66,432 and $75,260, in the six months ended June 30, 2008 and 2007, respectively, and is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Goodwill and Other Intangible Assets

Intangible Assets – Intangible assets consist of acquired software technology and patents.  Under Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” acquired software technology is considered to have a finite life.  Management has estimated the useful life to be 5 years and amortized such costs on a straight-line basis over this period.  Patent acquisition costs pertaining to PinPoint and Medical Computer Aided Detection (“Medical CAD”) (products not acquired through acquisition) have been capitalized, and are being amortized on a straight-line basis over the expected 20-year legal life of the patents.  The Company evaluates the periods of amortization continually to determine whether later events or circumstances require revised estimates of useful lives. In addition, SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” requires the Company to consider whether or not the software technology is impaired on a quarterly basis, using a net realizable value analysis based on projected discounted cash flows. During the quarter ended June 30, 2007, the Company prepared this analysis and concluded that, based on its corporate decision  not to actively pursue use of the acquired software technology in future product sales to customers, the acquired software technology was fully impaired.

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

Based on a net realizable value analysis for the period ended June 30, 2007, goodwill and the acquired software (FlowPoint) from the acquisition of Wise Systems Ltd. was determined to be fully impaired.  Therefore, the balance of goodwill at June 30, 2008 and December 31, 2007 was $0.

June 30, 2008
	Beginning Period Cost	Additions or (Disposals and Adjustments), net	Impairment	Accumulated Amortization	Net Book Value

Intangibles with indefinite lives:
Goodwill	$ -	$ -	$ -	$ -	$ -

Intangibles with finite lives:
Software technology	$ 208,161	$ -	$ -	$ 208,161	$ -
Patent acquisition costs	342,168	-	-	43,350	298,818
	$ 550,329	$ -	$ -	$ 251,511	$ 298,818

During the six-month period ended June 30, 2008, the Company fully amortized intangible software technology.  We anticipate incurring additional patent acquisition costs during the year ending December 31, 2008 (Fiscal 2008).  Amortization expense for the six month period ended June 30, 2008 was $8,596.  The Company’s estimated amortization expense for intangible assets is $17,191 for fiscal 2008, $17,191 for 2009, $17,191 for 2010, $17,191 for 2011, and $238,650 for 2012 and thereafter.

Recently Adopted Accounting Pronouncements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 157, "Fair Value Measurements" ("SFAS No. 157"), that was issued in September 2006 and became effective for financial statements issued in annual and quarterly periods beginning after November 15, 2007.  SFAS No. 157 was issued to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The adoption of SFAS No. 157 did not have an impact on consolidated financial position or results of operations; however, the adopting disclosures for SFAS No. 157 are found below in Note 7, Fair Value Measurement.

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

Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  The FASB Staff Position (“FSP”) APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal periods; early adoption is not permitted. The Company will be evaluating the impact of the provisions of FSP APB 14-1 on its consolidated financial statements and disclosures for the fiscal and interim periods after December 15, 2008.

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

(3)

Financial Condition, Going Concern Considerations and Event of Default

During the six-month period ended June 30, 2008, the Company raised $15,000 from the exercise of employee stock options, received $1,950,000 of net proceeds from the issuance of common stock and warrants in a private placement, and $84,000 net proceeds from short-term promissory notes.  As of the balance sheet date, the Company’s revenue generating activities have not produced sufficient funds for profitable operations and the Company has incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financial requirements, raise additional financing on acceptable terms to the Company, and the success of its future operations.

Our independent registered public accounting firm’s reports on the consolidated financial statements included in our annual report on Form 10-K for the years ended December 31, 2006 and 2007, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become a stockholder.

Management believes that the cash balance of $21,735 at June 30, 2008, and subsequently $17,129 of collections on outstanding trade receivables, and outstanding subscriptions of $4,650,000 the Company expects to be due on or about August 31, 2008, to be sufficient to fund the Company’s operations, absent any cash flow from operations, until approximately January 2009. Currently, we are spending approximately $480,000 per month on operations and the continued research and development of our 3i technologies and products.  Management believes that we will require an additional $2,400,000 to fund our operations for the next 12 months.  This assumes that we will be unable to generate sufficient operating cash flow to fund our operations during this period.  Also, this assumes that holders of our outstanding debentures convert such debentures into shares of our common stock prior to November 7, 2008, the date we are required to pay the principal amount of such debentures and that we are able to collect the procees of the subscription receivable, of which there can be no assurance.  In the event the debenture holders do not convert such debentures, partially convert such debentures, or effect the buy-in provision related to the warrants and the debentures, we are unable to collect the proceeds of all or substantially all of the subscription receivable, we may be required to raise additional funds.  We expect to raise such additional capital through one or more equity or debt financings or though bank borrowing.  We are also seeking research grant funding from sources in connection with the development of our Medical Computer Aided Detection (“Medical CAD”) product. There can be no assurances that we will be successful in our efforts to secure such additional financing, any bank borrowing or any grant funding, or receive the $4,650,000 outstanding subscriptions.  Further, in view of the current market price of our stock, if we do not receive the outstanding subscriptions described and/or the convertible debenture holders do not convert their investment into common stock, there can be no assurance that we will have access to the capital markets in the future, or that financing will be available on terms acceptable to satisfy our cash requirements, implement our business strategies, and meet the restrictive requirements of the debenture financing described above.  If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial condition could be materially and adversely affected.  If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

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

The Company did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default.  Moreover, the Company has not maintained the registration of the shares underlying the debentures and Series D Warrants as required under the terms of its agreements with the holders of the debentures which may be deemed an event of default under the Debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require the Company to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and the Company may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. In anticipation of such an election and measured as of June 30, 2008, the additional amount due of approximately $645,641 is reflected in the carrying value of the debentures, and was recognized as interest expense in the fourth quarter for the year ended December 31, 2007, since the Company paid the January 1, 2008 interest payment late on April 8, 2008.

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

During the six months ended June 30, 2008, the temporary equity account was decreased and the permanent equity account increased by $63,466, for the change in the estimated redemption value of the outstanding shares currently held by the shareholders of Difference Engines Corporation. Since the acquisition of the intellectual property and through June 30, 2008, the cumulative effect on the temporary equity account for the change in the estimated redemption value of the outstanding shares held by the shareholders of Difference Engines Corporation is a reduction of $1,296,330, and due to the sale of Guardian stock previously held by the shareholders of Difference Engines Corporation is a reduction of $633,053.  Therefore, the balance of the temporary equity account for the purchase of the intellectual property owned by Difference Engines as of the balance sheet date is $114,845.

(5)

Stockholders’ Equity

Common Stock Issued and Related Common Stock Warrants

For the first six months of 2008, Company employees exercised 30,000 stock options that resulted in the issuance of 30,000 shares of common stock for cash proceeds to the Company of $15,000.  Common stock account was increased by $30 for the par value of the shares and paid-in capital increased by $14,970.

On February 5, 2008, the Company accepted direct investment from an existing accredited investor of $700,000 and issued 1,000,000 shares of common stock.  In addition, we issued an aggregate of 1,500,000 common stock purchase warrants exercisable at a price of $0.70 per share that contain a conditional call provision if the market price of each share exceeds $5.00. The warrants expire in February 2012. Because of the milestone reset provision of the Series A 10% Senior Convertible Debenture, the Company could not ascertain whether sufficient authorized shares existed to share-settle the contract, and consequently, the warrants were classified as a liability. However, on May 20, 2008, the final milestone reset date under the Series A 10% Senior Convertible Debenture, Guardian determined that sufficient shares existed to share-settle the contract and reclassified the fair value of the warrants to permanent equity on that date. The initial fair value of the 1,500,000 warrants on the date of issuance was $495,000. The fair value of the warrants increased $30,000 from the date of issuance to the reset date of May 20, 2008, resulting in the fair value related to such warrants of $525,000, which was reclassified to permanent equity as of that date.   Also, on the date of issuance, common stock was increased by $1,000 for the par value of the shares and $204,000 of the remaining balance of the proceeds was recorded to paid-in capital.

On March 5, 2008, the Company accepted direct investment from an existing accredited investor of $150,000 and issued 214,286 shares of common stock.   In addition, we issued an aggregate of 321,428 common stock purchase warrants exercisable at a price of $0.70 per share that contain a conditional call provision if the market price of each share exceeds $5.00. The warrants expire in March 2012. Because of the milestone reset provision of the Series A 10% Senior Convertible Debenture, the Company could not ascertain whether sufficient authorized shares existed to share-settle the contract, and consequently, the warrants were classified as a liability. However, on May 20, 2008, the final milestone reset date under the Series A 10% Senior Convertible Debenture, Guardian determined that sufficient shares existed to share-settle the contract and reclassified the fair value of the warrants to permanent equity on that date. The initial fair value of the 321,428 warrants on the date of issuance was $125,357. The fair value of the warrants decreased $12,857 from the date of issuance to the reset date of May 20, 2008, resulting in the fair value related to such warrants of $112,500, which was reclassified to permanent equity as of that date. Also on the date of issuance, common stock was increased by $214 for the par value of the shares and $24,429 of the remaining balance of the proceeds was recorded to paid-in capital.

On April 4, 2008, the Company accepted direct investment from an existing accredited investor of $1,000,000 and issued 1,428,570 shares of common stock.   In addition, we issued an aggregate of 2,142,850 common stock purchase warrants exercisable at a price of $0.70 per share that contain a conditional call provision if the market price of each share exceeds $5.00. The warrants expire in April 2013. Because of the milestone reset provision of the Series A 10% Senior Convertible Debenture, the Company could not ascertain whether sufficient authorized shares existed to share-settle the contract, and consequently, the warrants were classified as a liability. However, on May 20, 2008, the final milestone reset date under the Series A 10% Senior Convertible Debenture, Guardian determined that sufficient shares existed to share-settle the contract and reclassified the fair value of the warrants to permanent equity on that date. The initial fair value of the 2,142,850 warrants on the date of issuance was $664,284. The fair value of the warrants increased $107,142 from the date of issuance to the reset date of May 20, 2008, resulting in the fair value related to such warrants of $771,426 as of May 20, 2008, which was reclassified to permanent equity as of that date.   Also on the date of issuance, common stock was increased by $1,429 for the par value of the shares and $334,288 of the remaining balance of the proceeds was recorded to paid-in capital.

On May 29, 2008, an investor exercised 200,000 warrants to purchase common stock that resulted in the issuance of 200,000 shares of common stock for cash proceeds to the Company of $100,000.  Common stock was increased by $200 for the par value of the shares and $99,800 to paid-in capital.

On June 1, 2008, the Company issued to its investor relations firm 500,000 shares of common as compensation for investor relations services.  Common stock was increased by $500 for the par value of the shares and $199,500 to paid-in capital. Deferred compensation expense of $33,333 was recorded for the quarter ending June 30, 2008.

Other Common Stock Warrants Issued

On February 7, 2008, the Company issued to its business development consultant 60,000 warrants to purchase our common stock at an exercise price of $0.54 for consulting services.  The initial fair value of the warrants on the date of issuance was $24,600. Deferred compensation expense of $24,600 was recorded for the quarter ending June 30, 2008 as the six milestones outlined in the agreement were achieved during the same period.

On June 1, 2008, the Company issued to its investor relations consultant 400,000 warrants to purchase our common stock at an exercise price of $0.50 for consulting services.  Deferred compensation expense of $20,000 was recorded for the quarter ending June 30, 2008.

The Company has issued warrants as compensation to its bridge noteholders, placement agent and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.  The table below shows by category, the warrants issued and outstanding at June 30, 2008.

Common Stock Purchase Warrants	(Unaudited) Number of Warrants Outstanding and Exercisable	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Placement agent	6,540	November 24, 2003	$ 1.95	November 24, 2008
	15,260	November 24, 2003	1.95	December 31, 2010
	234,817	May 14, 2004	1.92	May 13, 2009
	239,745	May 14, 2004	1.95	December 31, 2010
	24,000	July 13, 2005	2.00	December 31, 2008
	92,500	July 13, 2005	2.60	July 12, 2010
	48,000	April 15, 2005	3.00	August 15, 2010
	311,760	November 8, 2006 (1)	0.41	November 8, 2011
	311,760	April 12, 2007 (1)	0.41	April 12, 2012
	47,564	July 10, 2007	1.17	July 9, 2012
	1,331,946

Bridge noteholders	142,652	December 19, 2003	0.75	December 31, 2008
	53,334	April 28, 2004	0.75	December 31, 2008
	600,000	August 14, 2006	1.60	August 13, 2008
	200,000	August 7, 2006	1.60	August 6, 2008
	1,794,455	November 8, 2006 (1)	0.41	November 8, 2011
	1,794,456	April 12, 2007 (1)	0.41	April 12, 2012
	243,666	April 20, 2007	1.60	April 19, 2009
	10,000	December 12, 2007	0.70	December 12, 2012
	4,838,563

Private placement investors	65,000	February 26, 2004	2.65	February 25, 2009
	10,000	July 13, 2005	2.00	December 31, 2010
	8,000	May 24, 2006	0.75	December 31, 2008
	7,813	July 3, 2006	3.00	July 3, 2008
	10,000	July 7, 2006	3.00	July 7, 2008
	7,031	July 14, 2006	3.00	July 13, 2008
	864,798	July 10, 2007	1.17	July 9, 2012
	2,937,500	August 6, 2007	0.80	August 5, 2010
	2,937,500	August 6, 2007	1.75	August 5, 2012
	214,285	December 21, 2007	0.70	December 21, 2012
	214,285	December 26, 2007	0.70	December 26, 2012
	1,500,000	February 5, 2008	0.70	February 4, 2013
	321,428	March 5, 2008	0.70	March 4, 2013
	2,142,850	April 4, 2008	0.70	April 3, 2013
	11,240,490

Consultants	25,000	May 19, 2004	5.00	May 19, 2008
	15,000	February 15, 2006	3.00	February 15, 2009
	12,000	February 15, 2006	6.00	February 15, 2009
	10,500	February 15, 2006	9.00	February 15, 2009
	750,000	May 8, 2007	0.80	May 8, 2009
	60,000	February 8, 2008	0.54	February 7, 2013
	400,000	June 1, 2008	0.50	May 31, 2013
	1,272,500
Total Warrants Issued and Outstanding	18,683,499

(1) On May 20, 2008, the warrant exercise price of the outstanding Series D Warrants was reset to $0.4089 per common share.

(6)

Subsequent Events

On April 28, 2008, the Company filed a new Form S-1 Registration Statement with the Securities and Exchange Commission (“SEC”), to register additional shares for resale by certain holders (“Registered Shares”) of the Series A Convertible Debentures and Series D Warrants upon conversion or exercise thereof at a lower conversion price due to the reset provisions of the agreements, and to carry forward in such registration statement certain unsold shares from our Form S-1 Registration Statement that became effective April 9, 2007 (Registration Statement), in a combined prospectus under applicable SEC Rules.  On June 5, 2008, Guardian filed a Post-Effective Amendment No. 1 to the Registration Statement (“Post-Effective Amendment No. 1”) to de-register 1,157,971 shares of Common Stock issuable in lieu of interest accrued through December 22, 2006, which became effective on June 6, 2008.  On July 25, 2008, the Company filed a Post-Effective Amendment No. 2 to the Registration Statement (“Post-Effective Amendment No. 2”) to de-register an aggregate of an additional 4,208,495 of the Registered Shares.  This amount includes: (i) an aggregate of 2,465,460 Registered Shares previously registered under the Registration Statement for resale by certain of the holders of the Company’s Series A 10% Senior Convertible Debentures (the “Debentures”) upon conversion thereof; and (ii) an aggregate of 1,743,035 Registered Shares previously registered under the Registration Statement that represent additional shares registered under the Registration Statement for resale by certain of the holders of the Debentures and Series D Common Stock Purchase Warrants upon conversion or exercise thereof, which was approved by the SEC on August 6, 2008.  On August 11, 2008, the Company filed a Post-Effective Amendment No. 3 to the Registration Statement to de-register the remaining unsold shares under the Registration Statement, which became effective August 13, 2008.  On August 11, 2008, and in view of the Company’s current financing requirements, the Company filed a request with the SEC to withdraw the April 28, 2008 Form S-1 Registration which withdrawal request is pending approval by the SEC.

Guardian has not paid rent for the month of August 2008, with regard to the lease for its principal offices.  Accordingly, the Company may be deemed to be in default under its lease with the landlord.  We are in discussions with the landlord regarding the status of the payments due under our lease.

The Company did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008 and such interest remains unpaid as of the date of this filing. The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default.  Moreover, the Company has not maintained the registration of the shares underlying the debentures and Series D Warrants as required under the terms of its agreements with the holders of the debentures which may be deemed an event of default under the Debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require the Company to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and the Company may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. In anticipation of such an election and remeasured as of June 30, 2008, the additional amount due of approximately $645,641 is reflected in the carrying value of the debentures, and was recognized as interest expense in the fourth quarter for the year ended December 31, 2007, since the Company paid the January 1, 2008 interest payment late on April 8, 2008.

On July 15, 2008, the Company entered into a consulting agreement with BND Software, a corporation that is owned and controlled by Sean Kennedy, a director of the Company.  BND will provide certain consulting services to the Company including managing the research, development and information systems activities of the Company.  The agreement is for a term of one year commencing on May 27, 2008, and expires on May 31, 2009.  The agreement shall be extended for a twelve (12) month period upon mutual agreement by both parties.  The agreement may be terminated upon 60 days prior written notice by one party to the other party. The agreement also provides for an annual compensation of $216,000.

(7)

Fair Value Measurement

The Company determines the fair value of its derivatives that are classified as liabilities, on a recurring basis using significant unobservable inputs.  The fair value measurement of these liabilities is consistent with Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" ("SFAS No. 157").  As outlined above in “Recently Adopted Accounting Pronouncements,” the Company adopted SFAS No. 157 effective January 1, 2008.  The adoption of SFAS No. 157 did not have an impact on consolidated financial position or results of operations; however, the adopting disclosure for the six month period ended June 30, 2008 is as follows:

(Unaudited)	Convertible Notes and Debentures, Net of Discount (1)	Embedded Conversion Feature of Debentures (2)	Warrants Issued with Convertible Debentures (2)	Warrants Issued with the Sale of Securities (3)	Total

Liabilities Measured at Fair Value
Beginning balance as of December 31, 2007	$ 2,974,633	$ 780,843	$ 1,299,946	$ 1,732,956	$ 6,788,378
Amortization of discount	706,889	-	-	-	706,889
Revaluation (gain)/loss in interest expense	-	458,423	(58,928)	253,625	653,120
Issuances	-	-	91,251	1,309,241	1,400,492
Conversions	-	-	-	-	-
Reclassification to stockholders' equity (4)	-	-	(1,332,269)	(3,295,822)	(4,628,091)
Ending balance as of June 30, 2008	$ 3,681,522	$ 1,239,266	$ -	$ -	$ 4,920,788

Total (gain)/loss from revaluation of derivatives included in earnings for the period and reported as an adjustment to interest

		$ 458,423	$ (58,928)	$ 253,625	$ 653,120

(1) Represents $3,228,205 convertible debentures issued November 8, 2006 and April 12, 2007, and outstanding as of the period ended June 30, 2008, and an additional amount of $645,641 accrued in December 2007 for the event of default provisions.  Also, includes $100,000 convertible note issued December 12, 2007.  As of June 30, 2008, includes unamortized discount on the convertible debentures and note of $292,324.

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

(4) Reclassification to stockholders' equity on May 20, 2008, upon the Company concluding that there are sufficient shares to settle outstanding convertible debentures and warrants. This based on considering Emerging Issues Task Force Issue 00-19 (EITF 00-19), *Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company*s Own Stock.*

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of the date of this filing, the Company has 16 pending patent applications (U.S. and foreign) covering the implementation of our core 3i technology.  The United States Patent & Trademark Office (USPTO) has indicated that the claims in two of our U.S. patent applications contain allowable subject matter.  We expect these two patent applications to issue as patents within the next three months, assuming the USPTO does not reverse the decision of allowability.  We are awaiting official responses for the remaining patent applications.  The indication of allowable subject matter in two of our pending U.S. patent applications increases the probability of a positive outcome for the remaining patent applications.  However, we cannot provide assurance that any or all of the patent applications will issue to patents or that they will not be challenged, or that rights granted to us would actually provide us with an advantage over our competitors. Prior art searches have been conducted and, based on the results of these searches; we believe that we do not infringe any third party patents identified in the searches.

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

In January 2007, the Company performed an initial successful Proof of Concept test in Madrid, Spain.  Working with TEDAX, the national bomb technicians’ organization of the Spanish Government, the Company returned to Madrid on October 8, 2007, and collected images of various configurations, artful concealments, and threat weights of specific explosives of interest to the Spanish Government.  Upon the development and integration of these specific detection algorithms, the Company awaits confirmation for a return to Madrid for a final live test of PinPoint™ that is currently expected to be in the fourth quarter of 2008.

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

The challenge for modern radiology is to improve the quality of clinical care while simultaneously reducing costs and improving patient outcomes.  To accomplish this goal, radiology has greatly expanded its use of various imaging modalities to include Nuclear Medicine, Ultrasound, Computer Tomography (“CT”), Magnetic Resonance Imaging (“MRI”), Positron Emission Tomography, and Digital Radiography (“X-ray”).

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

Such knowledge has resulted in a tendency towards additional procedures, such as biopsies which sometimes prove unnecessary. While traditional computer aided detection (“CAD”) assists radiologists by marking anomalies without providing additional visualization or analytical tools, CAD applications have certain characteristics that limit their capabilities. CAD results are associated with high false positive rates. The pattern recognition algorithms employed by CAD restrict their functionality to searching for a specific disease within a specific imaging modality. Guardian is developing a new approach for medical image analysis called Signature Mapping™.  It is the first image-analysis-based technology that is expected to be capable of “characterizing tissues” across a broad range of digital imaging modalities. The software has been designed to work seamlessly with Digital Imaging and Communication in Medicine (“DICOM”) images generated from any existing imaging modality.  It can be integrated into a Picture Archiving & Communication System (PACS) network, a stand-alone digital imaging modality, a diagnostic workstation or a clinical review workstation.

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

Results of Operations

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

The following analysis reflects the consolidated condensed results of operations of Guardian Technologies International, Inc. and its subsidiaries.

Net Revenues.  Net revenues from product sales and annual maintenance fees decreased by $92,606, or 75.8%, to $29,528.  Three factors impact the reduction in net revenue.  They are: (i) a decrease in maintenance fee revenue during the current period of $12,471, $15,584 of the decrease taking place in the United Kingdom (UK) where customers are moving to the UK’s National Health System preferred RIS systems, and an increase of $3,113 in the United States (U.S.) with the maintenance fees for a U.S. customer of our FlowPoint product; (ii) a decrease in licensing revenue of $96,000, and (iii) an increase in support services during the current period of $15,865 in the U.S.

Cost of Sales.  Cost of sales for the quarter ended June 30, 2008 was $2,492 (8.4% of net revenue), compared to $1,124,776 (920.9% of net revenue) during the same period in 2007, a decrease of approximately $1,122,284, or 1211.9% of the decrease in net revenue.  Cost of sales during the three month period in 2007 included $123,564 of amortization expense for the Wise Systems’ acquired intangible asset for the FlowPoint software and the impairment of the software of $998,247.  Other costs for the quarter ended June 30, 2008 of $2,492, as compared to $2,966 for the same period in 2007, decreased by $474 (16.0%), and represent a decrease in costs for purchased equipment and supplies for customers, support services labor and travel costs.  The decrease in other costs arises from no FlowPoint software license revenue in the current period, and therefore no installation labor costs expended in 2008 for a net reduction in third party software and maintenance fees of $600, a decrease in material costs of $2,191, and offset by increased travel costs of $2,317.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the quarter ended June 30, 2008, increased $143,619 (8.0%) to $1,932,011 for 2008 as compared to $1,788,392 for the same period in fiscal 2007.  The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the three month period ended June 30.

	Three Months Ended June 30
	2008	2007	$ Change	% Change

Payroll and related costs	$ 779,540	$ 686,583	$ 92,957	13.5
Professional fees	269,270	222,444	46,826	21.1
Research and development costs	216,457	191,658	24,799	12.9
Insurance costs	45,312	17,079	28,233	165.3
Rent - building and equipment	85,524	71,071	14,453	20.3
Travel and related	50,571	41,606	8,965	21.5
Miscellaneous expenses	53,864	141,265	(87,401)	(61.9)
Depreciation and amortization	32,991	36,715	(3,724)	(10.1)
Stock-based compensation	398,482	379,971	18,511	4.9
Total	$ 1,932,011	$ 1,788,392	$ 143,619	8.0

Payroll (salary, commissions and benefits) and related costs, which includes salaries, commissions, taxes and benefits, increased approximately $92,957(13.5%) due to increased labor and medical costs.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees.  Professional fees increased for the three months ended June 30, 2008 versus the same period last year by approximately $46,826 (21.1%) due to: (i) an increase in accounting and legal fees of $25,405 and $66,391, respectively; (ii) an increase of $22,949 for general consultants related to specific marketing activities; and (iii) a decrease of $67,919 for investor relations and other consulting activities in 2008.  During 2008, the Company incurred additional expense for SOX compliance; and increased legal costs associated with SEC compliance, export licensing, and immigration. The Company incurred no public relations expense in 2008, which it had incurred in 2007, and a reduction in the number of press releases issued in 2008 vs. 2007.

Research and development costs increased for the three months ended June 30, 2008, compared to the same period last year by approximately $24,799 (12.9%). Medical Computer Aided Detection project (Signature Mapping) costs increased in the second three months of 2008 by $27,305 (88.5%) for total costs for 2008 and 2007 of $58,152 and $30,847, respectively.  Research and development costs for PinPoint were $158,305 for the three months ended June 30, 2008 compared to $160,811 for the same period last year, for a decrease of approximately $2,506 or (1.6%).

Insurance costs in the three months ended June 30, 2008, were $45,312 compared to $17,079 in the same period in 2007, an increase of $28,233 (165.3%).  The increase is attributed to lower premium costs in the second quarter of 2007 for Errors and Omissions and Workers’ Compensation costs.

Rent increased by $14,453 (20.3%) to $85,524 in the three months ended June 30, 2008, as compared to $71,071 for the same period in 2007, due to an increase in the operating expense charges for our leased office space.

Travel and entertainment expense for the three months ended June 30, 2008 of $50,571 compares to the same period for 2007 of $41,606, or an increase of $8,965 (21.5%).  During the second quarter of 2008, the Company has had increased travel costs associated with business development activities for PinPoint.

Miscellaneous expense decreased by $87,401 (61.9%) to $53,864 for the three months ended June 30, 2008, as compared to $141,265 for the same period in 2007.  The net decrease is related to the impairment of goodwill that was recognized in 2007 of $126,875, increased cost of $24,988 for tradeshows, and an increase in overall miscellaneous expenses of $14,486.

Depreciation and amortization expense in selling, general, and administrative for the three months ended June 30, 2008 of $32,991 compares to the same period for 2007 of $36,715, or a decrease of $3,724 (10.1%).  The reduction in depreciation expense is due to acquired assets that became fully depreciated later in 2007 and during the second quarter of 2008.

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee directors, and consultants in lieu of cash compensation.  During the three months ended June 30, 2008, the Company recognized an expense associated with employee stock option compensation of $309,405 and $89,077 of consulting expense.  During the same period of 2007, the Company recognized stock-based compensation expense for employees of $271,263 and consultants of $108,708.  The increase in stock-based compensation for employees and non-employee members of our Board of Directors of $38,142 (14.1%) represents an increase in the number of stock options granted in 2008 versus the number granted in the same period of 2007.  In January 2008, the Company granted stock options to all employees and non-employee members of our Board of Directors resulting in additional expense over the two year service period to vesting beginning in 2008.  The decrease in stock-based compensation expense for consultants of $19,631 (18.1%) reflects decreased usage of stock-based compensation versus cash compensation for consultants.

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

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income.  Other expense for the three months ended June 30, 2008 was $1,176,786 compared to $373,214 for the same period last year, for a net increase of $803,572 (215.3%).

Interest income for the three months ended June 30, 2008 of $117 is derived from interest bearing accounts.  The $2,172 (94.9%) decrease from the same period last year is attributed to a lower average daily cash balance in interest bearing accounts during the course of the quarter ended June 30, 2008.

Interest expense (not including other non-operating income) for the three months ended June 30, 2008 was $1,176,903, compared to $375,503 for the same period last year, for an increase of $801,400 (213.4%).  The components of 2008 include:  $82,671 of interest for the convertible debentures outstanding during the period, $383,595 for amortization of the fair value of the embedded conversion feature in the November 2006 warrants and debentures issued in conjunction with the convertible debentures; $70,112 for amortization of deferred financing costs for the November 2006 and April 2007 convertible debenture financing; and $91,251 for the fair value of the second half of the warrants issued to Midtown Partners.  Interest expense was increased by $549,274 for the revaluation of the derivative liabilities associated with the financings through May 20, 2008, which is the final milestone reset date under the Series A 10% Senior Convertible Debentures.  The interest expense outlined above includes noncash elements of $1,094,232.  The noncash portion reflects the impact of the price reset provisions in the Series A 10% Senior Convertible Debenture.  As outlined above in the Notes to Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies,” the milestone reset provision causes the determination that there were insufficient authorized shares to share-settle financing contracts, and the requirement that warrants be classified as a liability.  As such, the warrants were required to be remeasured at each balance sheet date, and the increase or decrease in the fair value of the warrants is charged or credited to interest expense. However, on May 20, 2008, Guardian was able to determine that sufficient shares existed to share-settle the contract, and therefore, reclassified the fair value of the warrants to permanent equity on that date.

Net Loss and Net Loss per Share.  Net loss for the three months ended June 30, 2008 was $3,081,761, compared to $3,164,248 for the same time period in 2007, for a decreased net loss of approximately $82,487 (2.6%).  Net loss per share for the three months ended June 30, 2008 was $0.07 compared to $0.09 in the same period for 2007, based on the weighted average shares outstanding of 45,086,249 and 35,353,694 respectively. The decreased net loss for the three months ended June 30, 2008 compared to the same period in 2007 arose from the following: (i) lower net revenue of $92,606, (ii) a lower cost of sales of $1,122,284 due to the impairment write off in and amortization of intangible software in 2007 not incurred in 2008, (iii) increased salary and benefit costs of

$92,956, (iv) increased stock-based compensation for employees, non-employee members of our Board of Directors and consultants of $38,142, (v) a net increase in other operating expenses of  $12,521, (vi) an increase in other net non-operating expense of $801,400 for accrued interest expense on debt, the amortization of debt discount for the 2006 and 2007 debentures and 2007 convertible bridge notes, the revaluation of the derivative liabilities for the debentures, convertible notes, and warrants, adjustments to the fair value of derivative liabilities related to the conversion of notes and debentures, other related financing expenses, and lower interest income, 2,172.

Six  Months Ended June 30, 2008 Compared to the Six  Months Ended June 30, 2007

The following analysis reflects the consolidated condensed results of operations of Guardian Technologies International, Inc. and its subsidiaries.

Net Revenues.  Net revenues from product sales and annual maintenance fees decreased by $125,285, or 64.5%, to $69,122.  Three factors impact the reduction in net revenue.  They are: (i) a decrease in maintenance fee revenue during the current period of $55,769, $61,994 of the decrease taking place in the United Kingdom (UK) where customers are moving to the UK’s National Health System preferred RIS systems, and an increase of $6,225 in the United States (U.S.) with the maintenance fees for a U.S. customer of our FlowPoint product; (ii) a decrease in licensing revenue of $96,000, and (iii) an increase in support services during the current period of $26,484 in the U.S.

Cost of Sales.  Cost of sales for the six months ended June 30, 2008 was $11,692 (16.9% of net revenue), compared to $1,258,665 (647.4% of net revenue) during the same period in 2007, a decrease of approximately $1,246,973, or 995.3% of the decrease in net revenue.  Cost of sales during the six-month period in 2007 included $242,117 of amortization expense for the Wise Systems’ acquired intangible asset for the FlowPoint software and the impairment of the software of $998,247.  Other costs for the six months ended June 30, 2008 of $11,692, as compared to $18,301 for the same period in 2007, decreased by $6,609 (36.1%), and represent a decrease in costs for purchased equipment and supplies for customers, support services labor and travel costs.  The decrease in other costs arises from no FlowPoint software license revenue in the current period, and therefore no installation labor costs expended in 2008 for a net reduction in third party software and maintenance fees of $3,600, a decrease in material costs of $2,270, decreased labor costs of $7,949, which are offset by increased travel costs of $7,210.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the six months ended June 30, 2008, decreased $46,818 (1.3%) to $3,491,916 for 2008 as compared to $3,538,734 for the same period in fiscal 2007.  The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the six-month period ended June 30.

	Six Months Ended June 30
	2008	2007	$ Change	% Change

Payroll and related costs	$ 1,318,687	$ 1,372,654	$ (53,967)	(3.9)
Professional fees	531,707	507,059	24,648	4.9
Research and development costs	409,717	424,914	(15,197)	(3.6)
Insurance costs	90,624	63,117	27,507	43.6
Rent - building and equipment	155,830	136,522	19,308	14.1
Travel and related	104,007	67,738	36,269	53.5
Miscellaneous expenses	95,489	212,127	(116,638)	(55.0)
Depreciation and amortization	66,432	75,260	(8,828)	(11.7)
Stock-based compensation	719,423	679,343	40,080	5.9
Total	$ 3,491,916	$ 3,538,734	$ (46,818)	(1.3)

Payroll (salary, commissions and benefits) and related costs, which includes salaries, commissions, taxes and benefits, decreased approximately $53,967 (3.9%) due to decreased labor costs.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees.  Professional fees increased for the six months ended June 30, 2008 versus the same period last year by approximately $24,648 (4.9%) due to: (i) an increase in accounting and legal fees of $13,044 and $14,213, respectively; (ii) an increase of $50,312 for general consultants related to specific marketing activities; and (iii) a decrease of $52,921 for investor relations and other consulting activities in 2008.  During 2008, the Company incurred additional expense for SOX compliance; and increased legal costs associated with SEC compliance, export licensing, and immigration. The Company incurred no public relations expense in 2008, which it had incurred in 2007, and a reduction in the number of press releases issued in 2008 compared to 2007.

Research and development costs decreased for the six months ended June 30, 2008, compared to the same period last year by approximately $15,197 (3.6%). Medical Computer Aided Detection project (Signature Mapping) costs increased in the first six months of 2008 by $13,490 (27.4%) for total costs for 2008 and 2007 of $62,673 and $49,183, respectively.  Research and development costs for PinPoint were $347,044 for the six months ended June 30, 2008 compared to $375,731 for the same period last year, for a decrease of approximately $28,687 or (7.6%).

Insurance costs in the six months ended June 30, 2008, were $90,624 compared to $63,117 in the same period in 2007, an increase of $27,507 (43.6%).  The increase is attributed to lower premium costs in 2007 for Errors and Omissions and Workers’ Compensation, as well as a refund of premium from our aviation policy received in 2007.

Rent increased by $19,308 (14.1%) to $155,830 in the six months ended June 30, 2008, as compared to $136,522 for the same period in 2007, due to an increase in the operating expense charges for our leased office space.

Travel and entertainment expense for the six months ended June 30, 2008 of $104,007 compares to the same period for 2007 of $67,738, or an increase of $36,269 (53.5%).  During the first six months of 2008, the Company has had increased travel costs associated with business development activities for PinPoint.

Miscellaneous expense decreased by $116,638 (55.0%) to $95,489 for the six months ended June 30, 2008, as compared to $212,127 for the same period in 2007.  The net decrease is related to the impairment of goodwill that was recognized in 2007 of $126,875 and an increase in overall miscellaneous expenses of $10,237.

Depreciation and amortization expense in selling, general, and administrative for the six months ended June 30, 2008 of $66,432 compares to the same period for 2007 of $75,260, or a decrease of $8,828 (11.7%).  The reduction in depreciation expense is due to acquired assets that became fully depreciated later in 2007 and during the second quarter of 2008.

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee directors, and consultants in lieu of cash compensation.  During the six months ended June 30, 2008, the Company recognized an expense associated with employee stock option compensation of $618,656 and $100,767 of consulting expense.  During the same period of 2007, the Company recognized stock-based compensation expense for employees of $507,695 and consultants of $171,648.  The increase in stock-based compensation for employees and non-employee members of our Board of Directors of $110,963 (21.9%) represents an increase in the number of stock options granted in 2008 versus the number granted in the same period of 2007.  In January 2008, the Company granted stock options to all employees and non-employee members of our Board of Directors resulting in additional expense over the two year service period to vesting beginning in 2008.  The decrease in stock-based compensation expense for consultants of $70,881 (41.3%) reflects decreased usage of stock-based compensation versus cash compensation for consultants.

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

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income.  Other expense for the six months ended June 30, 2008 was $1,757,203 compared to $2,111,703 for the same period last year, for a net decrease of $354,500 (16.8%).

Interest income for the six months ended June 30, 2008 of $164 is derived from interest bearing accounts.  The $3,473 (95.5%) decrease from the same period last year is attributed to a lower average daily cash balance in interest bearing accounts during the course of the six months ended June 30, 2008.

Interest expense (not including other non-operating income) for the six months ended June 30, 2008 was $1,757,367, compared to $2,115,340 for the same period last year, for a decrease of $357,973 (16.9%).  The components of 2008 include:  $165,883 of interest for the convertible debentures outstanding during the period, $706,889 for amortization of the fair value of the embedded conversion feature in the November 2006 warrants and debentures issued in conjunction with the convertible debentures; $140,224 for amortization of deferred financing costs for the November 2006 and April 2007 convertible debenture financing; and $91,251 for the fair value of the second half of the warrants issued to Midtown Partners.  Interest expense was increased by $653,120 for the revaluation of the derivative liabilities associated with the financings through May 20, 2008, which is the final milestone reset date under the Series A 10% Senior Convertible Debentures.  The interest expense outlined above includes noncash elements of $1,591,484.  The noncash portion reflects the impact of the price reset provisions in the Series A 10% Senior Convertible Debenture.  As outlined above in the Notes to Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies,” the milestone reset provision causes the determination that there are insufficient authorized shares to share-settle financing contracts, and the requirement that warrants be classified as a liability.  As such, the warrants are required to be remeasured at each balance sheet date, and the increase or decrease in the fair value of the warrants is charged or credited to interest expense.  However, on May 20, 2008, Guardian was able to determine that sufficient shares existed to share-settle the contract, and therefore, reclassified the fair value of the warrants to permanent equity on that date.

Net Loss and Net Loss per Share.  Net loss for the six months ended June 30, 2008 was $5,191,689, compared to $6,714,695 for the same time period in 2007, for a decreased net loss of approximately $1,523,006 (22.7%).  Net loss per share for the six months ended June 30, 2008 was $0.12 compared to $0.19 in the same period 2007, based on the weighted average shares outstanding of 42,253,379 and 34,698,461 respectively. The decreased net loss for the six months ended June 30, 2008 compared to the same period in 2007 arose from the following: (i) lower net revenue of $125,285, (ii) a lower cost of sales of $1,246,973 due to the impairment write off in and amortization of intangible software in 2007 not incurred in 2008, (iii) decreased salary and benefit costs of $53,967, (iv) increased stock-based compensation for employees, non-employee members of our Board of Directors and consultants of $110,963, (v) a net decrease in other operating expenses of  $103,814, (vi) a decrease in other net non-operating expense of $357,973 for accrued interest expense on debt, the amortization of debt discount for the 2006 and 2007 debentures and 2007 convertible notes, the revaluation of the derivative liabilities for the debentures, convertible notes, and warrants, adjustments to the fair value of derivative liabilities related to the conversion of notes and debentures, other related financing expenses, and lower interest income, 3,473.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Six Months Ended June 30
Category	2008	2007

Net cash provided (used) in operating activities	$ (2,117,253)	$ (2,340,585)
Net cash provided (used) in investing activities	(10,896)	(5,241)
Net cash provided by financing activities	2,049,000	1,781,547
Effect of exchange rates on cash and cash equivalents	(252)	(2,480)
Net increase (decrease) in cash	$ (79,401)	$ (566,759)

Net Cash Used in Operations

Net cash used in operating activities for the six months ended June 30, 2008 was $2,117,253, compared with net cash used in operating activities of $2,340,585 during the same period for 2007, a decrease in the use of cash for operating activities of approximately $223,332 (9.5%).  The decrease in use of cash is due to: (i) lower revenue and operating costs of $300,019 (11.3%), including but not limited to decreases in selling, general and administrative costs (other than depreciation and amortization, and stock based compensation) of $78,071 (2.8%), a decrease in cost of sales (other than amortization and impairment costs related to intangible assets) of $6,609 (36.1%), a decrease in net interest income and expense (other than noncash items) of $69,211 (29.4%), offset by a reduction in net revenue of $125,285 (64.4%), and; and (ii) offset by a net increase in components of operating assets and liabilities of $523,351, or 166.7%.

Net Cash Used in Investing Activities

Net cash used in investing activities of $10,896 was for the net purchase of equipment and costs for patent applications for the six months period of June 30, 2008.  This compares with net cash used for the same activities of $5,241 for 2007, or an increase of $5,655, or 107.9%.  The net increase is comprised of a $8,955 (170.9%) increase in the purchase of furniture, software and equipment, and a $3,300 refund of prior year (2007) costs associated with the preparation and filing of certain patents with regard to our “3i” technology.  The increase in equipment purchases is the result of expenditures made for upgrades in computer equipment during 2008.  The decrease in patent costs is due to focus on various patent applications prepared and filed in 2006.  However, we anticipate we will incur additional patent costs during the fiscal year ended December 31, 2008 (Fiscal 2008) related to further protection of our PinPoint™ and Signature Mapping™ products.

Net Cash Provided by Financing Activities

Net proceeds from financing activities were $2,049,000 for the six months ended June 30, 2008, compared with $1,781,547 for the same period in 2007, or an increase of $267,453 (15.0%).  Of the 2008 proceeds from financing activities, $1,850,000 (90.3%) was from the issuance of a new equity financing, $100,000 (4.9%) from the exercise of warrants, $15,000 (0.7%) from the exercise of employee stock options, and proceeds from short-term loans of $84,000 (4.1%).  Management may seek to raise additional capital through one or more equity or debt financings or bank borrowings and is in discussions with certain investors with regard thereto.  However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company.

Net Proceeds from financing activities in the six months ended June 30, 2007 were $1,781,547, and comprised of $55,000 (3.1%) from the exercise of employee stock options, $120,000 (6.7%) from the issuance of new equity financing, $2,306,547 (129.5%) net proceeds for the issuance of convertible debentures, and offset by a net reduction in short-term convertible debt financing of $700,000 (39.3%).

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

Cash and Cash Equivalents

Our cash and cash equivalents decreased for the six months ended June 30, 2008 by $79,401 to $21,735 or approximately 78.5%.  As mentioned above, this decrease was the result of cash used in operating activities of $2,117,253, and $10,896 for the net purchase of equipment and refund of patent costs, offset by $2,049,000 from financing activities, and $252 for the negative effect of currency exchange rates.

Our cash and cash equivalents decreased for the same period in 2007 by $566,759 to $170,664 or approximately 76.9%.  As mentioned above, this decrease was the result of cash used in operating activities of $2,340,585, and $5,241 for the purchase of equipment, offset by $1,781,547 from financing activities, and $2,480 for the effect of currency exchange rates.

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

	(Unaudited)
Category	June 30, 2008	December 31, 2007

Cash and cash equivalents	$ 21,735	$ 101,136

Current assets	251,201	473,582
Current liabilities	7,469,784	6,825,988
Working capital (deficit)	$ (7,218,583)	$ (6,352,406)

At June 30, 2008, we had a working capital deficit of approximately $7,218,583, compared with a working capital deficit at December 31, 2007 of $6,352,406, an increase in working capital deficit of approximately $866,177 (13.6%). As of June 30, 2008, the Company had cash and cash equivalents of $21,735 as compared to $101,136 on December 31, 2007.  The decrease in cash is the net result of our operating, investing and financing activities outlined above.  Our revenue generating activities during the period, as in previous years, have not produced sufficient funds for profitable operations, and we have incurred operating losses since inception.  Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations.  In addition to raising cash through additional financing activities, we may supplement our future working capital needs through the extension of trade payables and increases in accrued expenses.  For the six months ended June 30, 2008, overall current liabilities increased $643,796 (9.4%), with specific increases in current liabilities of: (i) trade payables of $408,671 due to a shortage in working capital, (ii) $306,683 for accrued liabilities related to salaries for employees since late May 2008, (iii) $706,889 for the amortization of discount on convertible debentures, (iv) $458,423 for derivative liabilities related to convertible debentures, and (v) $84,000 for the issuance of short-term notes payable. Decreases in specific current liabilities includes: (i) $1,299,946 for warrant liabilities reclassed to permanent equity, and (ii) $20,924 in deferred revenue.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn are dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

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

Other Liabilities (short-term convertible notes)

Under a Securities Purchase Agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock.  The Company issued an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants at a first closing held on November 8, 2006 and, due to the conversion feature embedded in the notes and the warrants, the transaction was recognized as a liability under generally accepted accounting principles.  We also issued an aggregate of 623,520 common stock purchase warrants to the placement agent in such financing which were upon terms substantially similar to the Series D Warrants.  Due to milestone-related adjustments, the conversion and exercise price has been reset three times as follows: from the initial price of $1.15634 per share, as of the date of the original financing in November 2006, to $0.7453 per share as of April 1, 2007, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008. The number of additional shares potentially issuable under the derivative and warrant liabilities was determinable as of the final milestone reset date determined on May 20, 2008, and therefore, the derivative and warrant liabilities were reclassified as stockholders’ equity in accordance with currently effective generally accepted accounting principles.

The Company issued an additional $2,575,000 in principal amount of the Series A Debentures at a second closing held on April 12, 2007, following the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants.  The Company allocated proceeds from the second closing to the embedded conversion features of the Series A Debentures and Series D Warrants and, consequently, recognized a liability under generally accepted accounting principles.  One-half of the Series D Warrants became exercisable on November 8, 2006 (2,226,854 warrants), and the remaining one-half became exercisable on April 12, 2007 (2,226,855 warrants).  The Series D Warrants and the placement agent’s warrants issued as compensation in the offering to Midtown Partners & Co., LLC, may be exercised via a cashless exercise if certain conditions are met.  The Company considered Emerging Issues Task Force Issue 00-19 (EITF 00-19), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and concluded that there were insufficient shares to share settle the contracts.  The Series D Warrants that became exercisable at the first closing will expire on November 8, 2011, and those related to the second closing will expire in April 12, 2012.  On November 12, 2007, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants held by investors and Placement Agent’s Warrants issued as compensation to Midtown Partners & Co. LLC, were reset to a price of $0.6948 per share effective October 1, 2007, and may be further reset in the event we do not meet certain milestones set forth in the debentures and warrants.  As of June 30, 2008, an aggregate of $1,921,795 in principal amount of the Series A Debentures have been converted into 2,585,582 shares of common stock, and an aggregate of 864,798 Series D Warrants have been converted into 864,798 shares of common stock.  Accordingly, as of June 30, 2008, $3,228,205 in aggregate principal amount of the Series A Debentures remain unconverted and 3,588,911 Series D Warrants remain unexercised.

The principal amount of the Debentures is due November 7, 2008. We may not prepay any amount of the Debenture without the holder’s consent.  Holders may convert the Debentures at any time into shares of our common stock at the then current conversion price or exercise the Series D Warrants, which as of the balance sheet date is $0.4089 per share. The conversion price may be adjusted under anti-dilution and non-milestone price re-set provisions contained in the Debentures.

The Debentures bear interest at the rate of 10% per annum due on the first day of each calendar quarter, upon conversion or redemption of the Debentures as to the principal amount converted or redeemed, or on the maturity date of the Debentures.  We did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008. The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default.  Moreover, the Company has not maintained the registration of the shares underlying the debentures and Series D Warrants as required under the terms of its agreements with the holders of the debentures which may be deemed an event of default under the Debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require the Company to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and the Company may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. In anticipation of such an election and measured as of June 30, 2008, the additional amount due is approximately $645,641, and is recorded as an increase to the carrying value of the debentures.

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

We agreed with purchasers of our Debentures and Series D Warrants (“purchasers”) that we would use our best efforts to file a registration statement under the Securities Act within 45 days of the first closing to permit the public resale by purchasers of the shares that may be issued upon conversion of the Debentures and upon exercise of the Series D Warrants, including the shares of our common stock underlying the Debentures to be issued at the second closing.  We are required to keep the registration statement effective until the earlier of either the date all shares underlying the Debentures and Series D Warrants have been sold or such shares are eligible for resale under Rule 144(k), but no later than four years after the effective date of the registration statement.  The registration became effective on April 9, 2007.  We were required to register a number of shares of our common stock equal to 130% of the shares underlying the Debentures and the Series D Warrants.  In view of the adjustments to the conversion and exercise prices, respectively, of the debentures and warrants, the Company filed on April 28, 2008 a further Registration Statement on Form S-1 to register additional shares for resale by the holders of the Series A Convertible Debentures and Series D Warrants upon conversion or exercise thereof, and to carry forward in such registration statement certain unsold shares from our Form S-1 Registration Statement that became effective April 9, 2007, in a combined prospectus under applicable SEC Rules.  However, on August 11, 2008, and in view of the Company’s financing requirements, the Company filed a request with the SEC to withdraw from registration the April 28, 2008 Form S-1 Registration Statement, which withdrawal request is pending SEC approval.  As discussed above, the Company’s failure to maintain the registration of the shares underlying the Debentures and Series D Warrants may be deemed to be a default under the Debentures.

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

Financial Condition and Going Concern Considerations

During the six-month period ended June 30, 2008, the Company raised $15,000 from the exercise of employee stock options, received $1,950,000 of net proceeds from the issuance of common stock and warrants in a private placement, and $84,000 net proceeds from short-term promissory notes.  Although, as of the balance sheet date, the Company’s revenue generating activities have not produced sufficient funds for profitable operations and the Company has incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financial requirements, raise additional financing on acceptable terms to the Company, and the success of its future operations.

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

Management believes that the cash balance of $21,735 at June 30, 2008, and subsequently $17,129 of collections on outstanding trade receivables, and outstanding subscriptions of $4,650,000 expected on or about August 31, 2008, to be sufficient to fund the Company’s operations, absent any cash flow from operations, until approximately January 2009. Currently, we are spending approximately $480,000 per month on operations and the continued research and development of our 3i technologies and products.  Management believes that we will require an additional $2,400,000 to fund our operations for the next 12 months.  This assumes that we will be unable to generate sufficient operating cash flow to fund our operations during this period.  Also, this assumes that holders of our outstanding debentures convert such debentures into shares of our common stock prior to November 7, 2008, the date we are required to pay the principal amount of such debentures.  In the event the debenture holders do not convert such debentures, partially convert such debentures, or effect the buy-in provision related to the warrants and the debentures, we may be required to raise additional funds.  We expect to raise such additional capital through one or more equity or debt financings or though bank borrowing.  We are also seeking research grant funding from sources in connection with the development of our Medical Computer Aided Detection (“Medical CAD”) product. There can be no assurances that we will be successful in our efforts to secure such additional financing, any bank borrowing or any grant funding, or receive funding from the $4,650,000 outstanding subscriptions.  Further, if we do not receive the outstanding subscriptions described and/or the convertible debenture holders do not convert their investment into common stock, given the current market price of our stock, there can be no assurance that we will have access to the capital markets in the future, or that financing will be available on terms acceptable to satisfy our cash requirements, implement our business strategies, and meet the restrictive requirements of the debenture financing described above.  If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial condition could be materially and adversely affected.  If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

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

The Company did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default.  Moreover, the Company has not maintained the registration of the shares underlying the debentures and Series D Warrants as required under the terms of its agreements with the holders of the debentures which may be deemed an event of default under the Debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require the Company to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and the Company may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. In anticipation of such an election and measured as of June 30, 2008, the additional amount due of approximately $645,641 is reflected in the carrying value of the debentures, and was recognized as interest expense in the fourth quarter for the year ended December 31, 2007, since the Company paid the January 1, 2008 interest payment late on April 8, 2008.

Significant Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented.  For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition or Plan of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  Except as disclosed in Note 2 of our 2007 Form 10-K, there have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the period ended June 30, 2008.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures.   International revenues in the six month period ended June 30, 2008 from Wise Systems, our subsidiary located in the United Kingdom, were approximately $28,460 (41.1%) of total revenue.  International sales are made mostly from our foreign subsidiary and are typically denominated in British pounds.  Additionally, our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts which are charged to Wise and recorded as inter-company receivables on the books of the U.S. parent company.  We are also exposed to foreign exchange rate fluctuations as the financial results of Wise are translated into U.S. dollars in consolidation.  As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of June 30, 2008, $8,729 (40.1%) of our cash and cash equivalents balance was included in our foreign subsidiaries.

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

As of June 30, 2008, we had a working capital deficit of approximately $6,468,937.  During the three months ended June 30, 2008, our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  Although we have obtained cash from certain financings, we continue to have outstanding loans from our chief executive officer of approximately $226,000, and deferrals of salaries of our executive officers in the amount of $689,105.

Dilutive effect of conversion of Series A 10% Senior Convertible Debentures and exercise of Series D Warrants, Series E Warrants, and Midtown placement agent’s warrants.

Under a Securities Purchase Agreement, dated November 3, 2006, we entered into with certain institutional accredited investors; we sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Warrants to purchase an aggregate of 4,453,709 shares of our common stock (of which 3,588,911 are unexercised as of the date of this report).  We issued an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants at a first closing held on November 8, 2006, and, due to the conversion feature embedded in the debentures and the warrants, the transaction was recognized as a liability under generally accepted accounting principles.  We issued an additional $2,575,000 in principal amount of the Series A Debentures at a second closing held April 12, 2007, following the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debenture and Series D Warrants.  The proceeds from the second closing were allocable to the embedded conversion features of the Series A Debentures and Series D Warrants, and recognized as a liability under generally accepted accounting principles. As previously disclosed, the debentures are currently in default and otherwise due November 7, 2008 and, therefore, the carrying amount of the debentures and related derivative liability related to the embedded conversion feature are classified as current.   One-half of the Series D Warrants became exercisable on November 8, 2006 (2,226,854 warrants), and the remaining one-half became exercisable on April 12, 2007 (2,226,855 warrants).  The Series D Warrants and the Placement Agent’s Warrants issued as compensation in the offering to Midtown Partners & Co., LLC, may be exercised via a cashless exercise if certain conditions are met.  We considered Emerging Issues Task Force Issue 00-19 (EITF 00-19), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and concluded that there were insufficient shares to share settle the contracts.  The Series D Warrants that became exercisable at the first closing will expire on November 8, 2011, and those related to the second closing will expire in April 12, 2012. The number of additional shares potentially issuable under the derivative and warrant liabilities was determinable as of the final milestone reset date determined on May 20, 2008, and therefore, the derivative and warrant liabilities were reclassified as stockholders’ equity in accordance with currently effective generally accepted accounting principles.

As these milestones were not met the conversion and exercise price has been reset three times as follows: from $1.15634 per share, as of the date of the original financing in November 2006, to $0.7453 per share as of April 1, 2007, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008.  We may be required to further re-set the conversion or exercise price of such debentures and warrants and to issue additional shares in the event the price re-set provisions of the Series A Debentures and Series D Warrants are triggered.  As of June 30, 2008, holders of our Series A Debentures have converted an aggregate of $1,921,795 in principal amount of the Series A Debentures and $3,228,205 in principal amount remains unconverted. A holder of our Series D Warrants exercised an aggregate of 864,798 of such warrants and we issued an aggregate of 864,798 Class E

Warrants as an inducement for such exercise. The Class E Warrants are exercisable for a period of five years at an exercise price of $1.17 per share.  Furthermore, as of the date of filing this report, approximately 11,242,520 warrants (including the currently exercisable placement agent warrants issued to Midtown Partners and Co. LLC, in connection with our debenture and warrant financing and the Class F Warrants) may be exercised pursuant to the cashless exercise provisions of such warrants, which may be subsequently resold as “restricted securities” within the meaning of Rule 144 under the Securities Act.    Increased sales volume of our common stock could cause the market price of our common stock to drop.

We may be deemed to be in default under our Series A Debentures.  Also, we may be deemed to be in non-compliance with a negative covenant under the debentures.

We did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008.    The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after we become aware of such default, will be deemed an event of default.  .  Moreover, the Company has not maintained the registration of the shares underlying the debentures and Series D Warrants as required under the terms of its agreements with the holders of the debentures which may be deemed an event of default under the Debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. In anticipation of such an election and remeasured as of June 30, 2008, the additional amount due of approximately $645,641 is reflected in the carrying value of the debentures, and was recognized as interest expense in the fourth quarter for the year ended December 31, 2007, since the Company paid the January 1, 2008 interest payment late on April 8, 2008.

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

Our certifying officers evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007, and quarter ended March 31, 2008, and June 30, 2008, concluded that our disclosure controls were not effective and that we had certain weaknesses in our internal controls over timely reporting.

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  The Certifying Officers designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is made known to management (including the Certifying Officers) by others within the Company, including its subsidiaries.  We regularly evaluate the effectiveness of our disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly in our Forms 10-Q and annually in our Forms 10-K.  In completing such reporting, we disclose, as appropriate, any significant change in our internal control over financial reporting that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As we disclosed in our 2007 Form 10-K, our Form 10-Q for the periods ended March 31, 2008, and in this Form 10-Q, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the periods covered by such reports. We also disclosed that there were certain material weaknesses in our internal controls over financial reporting.  Management (including the Certifying Officers) has undertaken specific measures to cure or mitigate the ineffective controls and procedures identified in our Exchange Act filings.  While management is responsible for establishing and maintaining our disclosure controls and procedures and has taken steps to ensure that the disclosure controls are effective and free of “significant deficiencies” and/or “material weaknesses,” the ability of management to implement the remediation of such weaknesses and deficiencies and the inherent nature of our business and rapidly changing environment may affect management’s ability to be successful with this initiative.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 7, 2008, the Company issued to its business development consultant 60,000 warrants to purchase our common stock at an exercise price of $0.54 for consulting services.  The initial fair value of the warrants on the date of issuance was $24,600.  The foregoing securities were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

On April 4, 2008, the Company accepted direct investment from an existing accredited investor of $1,000,000 and issued 1,428,570 shares of common stock.   In addition, we issued an aggregate of 2,142,850 common stock purchase warrants exercisable at a price of $0.70 per share that contain a conditional call provision if the market price of each share exceeds $5.00. The warrants expire in April 2013. Because of the reset provision of the Series A 10% Senior Convertible Debenture, the Company could not ascertain whether sufficient authorized shares exist to share-settle the contract, the warrants are classified as a liability.  The foregoing securities were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

On May 29, 2008, an investor exercised 200,000 warrants to purchase common stock that resulted in the issuance of 200,000 shares of common stock for cash proceeds to the Company of $100,000. The foregoing securities were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

On June 1, 2008, the Company issued to its investor relations firm 500,000 shares of common as compensation for investor relations services.  Common stock was increased by $500 for the par value of the shares and $199,500 to paid-in capital.  Also, the

Company issued to its inventor relations consultant 400,000 warrants to purchase our common stock at an exercise price of $0.50 for consulting services.  The foregoing securities were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

The Company did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default.  Moreover, the Company has not maintained the registration of the shares underlying the debentures and Series D Warrants as required under the terms of its agreements with the holders of the debentures which may be deemed an event of default under the Debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require the Company to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and the Company may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. In anticipation of such an election and measured as of June 30, 2008, the additional amount due of approximately $645,641 is reflected in the carrying value of the debentures.

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

Date: August 14, 2008