Form 10-Q
period 2008-09-30
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2008-11-19
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

 X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

 Yes __ No  ✓

The number of shares outstanding of the registrant’s common stock, as of October 23, 2008, was 46,309,929.

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

33

ITEM 4T.  CONTROLS AND PROCEDURES

33

PART II. OTHER INFORMATION

33

ITEM 1.     LEGAL PROCEEDINGS

33

ITEM 1A.  RISK FACTORS

33

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

35

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

35

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

36

ITEM 5.     OTHER INFORMATION

36

ITEM 6.     EXHIBITS

36

SIGNATURES

37

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	September 30	December 31
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$ 37,135	$ 101,136
Accounts receivable	19,990	29,079
Other current assets	5,931	1,864
Prepaid expenses	111,319	341,503
Total current assets	174,375	473,582

Equipment, net	503,535	517,667

Other Assets
Other noncurrent assets	88,976	88,976
Intangible assets, net	337,728	313,383
Total assets	$ 1,104,614	$ 1,393,608

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 1,513,086	$ 808,033
Other accrued liabilities	1,794,971	739,609
Note payable and advances	286,000	202,000
Debentures and convertible notes payable, less discount	3,964,650	2,974,633
Derivative liabilities - embedded conversion feature of debentures and convertible notes	1,973,713	780,843
Derivative liabilities - embedded conversion feature of detachable warrants	-	1,299,946
Deferred revenue	23,432	20,924
Total current liabilities	9,555,852	6,825,988

Noncurrent Liabilities
Warrant liabilities	-	1,732,956
Total noncurrent liabilities	-	1,732,956

Common shares subject to repurchase, stated at estimated redemption value; 302,222 shares outstanding at September 30, 2008 and December 31, 2007
	69,512	178,311

Stockholders' Equity (Deficit)
Convertible preferred stock, $0.20 par value; authorized 1,000,000 shares
Shares issued and outstanding at September 30, 2008 - none
Shares issued and outstanding at December 31, 2007 - none	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares
Shares issued and outstanding at September 30, 2008 - 46,065,370
Shares issued and outstanding at December 31, 2007 - 42,223,126	46,065	39,286
Additional paid-in capital	68,989,532	62,206,362
Accumulated comprehensive income	62,396	64,827
Deficit accumulated	(77,618,743)	(69,654,122)
Total stockholders' equity (deficit)	(8,520,750)	(7,343,647)
Total liabilities and stockholders' equity (deficit)	$ 1,104,614	$ 1,393,608

See notes to consolidated financial statements.

Consolidated Statements of Operations

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Net revenues	$ 21,494	$ 43,778	$ 90,616	$ 238,185

Cost of sales	4,835	7,099	16,527	1,265,764

Gross profit (loss)	16,659	36,679	74,089	(1,027,579)

Selling, general and administrative expense	1,553,527	1,652,773	5,045,443	5,191,506

Operating loss	(1,536,868)	(1,616,094)	(4,971,354)	(6,219,085)

Other income (expense)
Interest income	152	6,065	316	9,702
Interest expense	(1,236,216)	(1,789,317)	(2,993,583)	(3,904,657)
Total other income (expense)	(1,236,064)	(1,783,252)	(2,993,267)	(3,894,955)

Net loss	$(2,772,932)	$(3,399,346)	$(7,964,621)	$(10,114,040)

Net loss per common share:
Basic and diluted	$ (0.06)	$ (0.09)	$ (0.18)	$ (0.28)

Weighted average number of common shares used in computing basic and diluted net loss per share
	45,858,186	39,614,745	44,621,832	36,012,207

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (7,964,621)	$(10,114,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	97,696	354,680
Stock-based compensation expense	1,122,301	956,379
Amortization of bridge notes and debentures discounts	943,059	2,428,980
Fair value of warrants issued - derivative instruments	91,251	3,040,562
Revaluation of derivative instrument expense (income)	1,434,525	(1,888,079)
Other noncash interest expense	-	18,002
Noncash classification adjustment to paid-in capital	-	27,750
Impairment of acquired intangible assets	-	1,125,122
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	9,047	50,494
Decrease (increase) in other current assets	(4,067)	(2,692)
Decrease (increase) in prepaid expenses	229,925	(81,733)
Decrease (increase) in other noncurrent assets	-	9,375
Increase (decrease) in accounts payable	705,891	(302,219)
Increase (decrease) in accrued expenses	1,055,362	(46,585)
Increase (decrease) in deferred revenue	4,663	(12,276)
Net cash flows used in operating activities	(2,274,968)	(4,436,280)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(68,631)	(7,226)
Investment in patents	(40,339)	(31,181)
Net cash flows used in investing activities	(108,970)	(38,407)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	2,125,000	2,340,000
Proceeds from exercise of employee stock options	15,000	134,000
Proceeds from exercise of stock warrants	100,000	725,585
Proceeds (reduction) from short-term note payable	84,000	(100,000)
Proceeds (reduction) from short-term convertible notes, net	-	(800,000)
Proceeds from debenture financing, net	-	2,333,293
Net cash flows provided by financing activities	2,324,000	4,632,878

Effect of exchange rate changes on cash and cash equivalents	(4,063)	(3,420)

Net increase (decrease) in cash and cash equivalents	(64,001)	154,771
Cash and cash equivalents at beginning of the year	101,136	737,423

Cash and cash equivalents at end of the period	$ 37,135	$ 892,194

Supplemental disclosure of cash flow information:
Remeasurement of common stock subject to repurchase	$ 108,799	$ 37,088
Reclassification of common stock previously subject to repurchase	-	61,334
Conversion of bridge notes to common stock	-	327,750
Conversion of convertible debenture to common stock	-	1,446,795
Interest paid during the period	171,069	273,052
Reclassification of certain warrants from (to) permanent equity	(4,628,091)	928,689

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

Geographic and Segment Information

The Company has two groups of products and services - Security and Healthcare, and operates in two geographic markets. The Company has determined that as of the balance sheet date, it operates as a single operating unit since the two products make up a slight revenue stream to the Company.  Revenue during the third quarter ended September 30, 2008, of $21,494 was from our FlowPoint Radiology Information System (“RIS”) and Picture Archiving & Communication System (“PACS”) products, and for the same period ended September 30, 2007, FlowPoint revenue was $19,778 and the revenue from the security product nSight was $24,000.  During the nine-month period ended September 30, 2008, revenue of $90,616 was from the FlowPoint products, and for the same period in 2007, FlowPoint revenue was $118,185 and revenue from the security product nSight was $120,000.

The Company operates in North and South America, and Europe.  In general, revenues are attributed to the country in which the contract originates.

Geographic and Segment Information	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Revenues:
The Americas:
Software licenses	$ -	$ 24,000	$ -	$ 120,000
Maintenance and support fees	3,378	6,948	44,040	14,901
Total North and South America	3,378	30,948	44,040	134,901

United Kingdom:
Software licenses	-	-	-	-
Maintenance and support fees	18,116	12,830	46,576	103,284
Total United Kingdom	18,116	12,830	46,576	103,284
Total	$ 21,494	$ 43,778	$ 90,616	$ 238,185

Long-lived assets, net:
North America			$ 920,228	$ 1,278,012
United Kingdom			10,011	20,083
Total			$ 930,239	$ 1,298,095

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

In accordance with SFAS 123R, the Company recognized stock option compensation expense for employees and non-employee members of the Board of Directors of approximately $926,605 for the nine month period in 2008 and $759,906 for the same period in 2007, and stock-based compensation expense for consultants of approximately $195,696 for the nine-month period ended September 30, 2008 and $196,473 for the same period in 2007.  All options granted in the nine-month period ended September 30, 2008 were at fair value, and the related compensation expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures.  The Company’s estimated forfeiture rates are based on its historical experience within separate groups of employees.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes Merton option pricing model (Black-Scholes model) with the following assumptions:

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

The Company accounts for stock options granted to non-employees in accordance with SFAS 123R and Emerging Issues Task Force (EITF) 96-18,“Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services” and, accordingly, recognizes as expense the estimated fair value of such options as calculated using the Black-Scholes model.  However, fair value is remeasured during the service period at each balance sheet date, and is amortized over the service period to vesting for each option or the term of the recipient’s contractual arrangement, whichever is shorter.

The following is a summary of the Company’s stock-based compensation for the nine-month period ended September 30, 2008 issued to employees, non-employee members of the Board of Directors and consultants.

Fiscal Year and Activity	Price	Number of Options
Outstanding at December 31, 2007	$ 1.31	7,240,654

2008 activity
Granted at fair value ($0.43 - $0.51)	0.46	3,595,900
Exercised ($0.50)	0.50	(30,000)
Forfeited ($0.45 - $2.42)	0.70	(107,875)
Outstanding at September 30, 2008	1.03	10,698,679

Exercisable at September 30, 2008	1.40	6,126,967

At September 30, 2008, the number of shares of common stock reserved for future issuance of stock options was 17,633,321.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization.  For financial statement purposes, depreciation and amortization is provided on the straight-line method over the estimated useful life of the asset ranging from 3 to 5 years.

	September 30	December 31
Asset (Useful Life)	2008.000000	2007
	(Unaudited)

Computer equipment (3 years)	$ 339,920	$ 337,593
Software (3 years)	84,224	83,076
Furniture and fixtures (5 years)	488,239	488,239
Equipment (5 years)	88,700	34,265
	1,001,083	943,173
Less accumulated depreciation and amortization	497,548	425,506
	$ 503,535	$ 517,667

Depreciation and amortization expense for property and equipment was $84,373 and $95,685, in the nine months ended September 30, 2008 and 2007, respectively, and is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Based on a net realizable value analysis for the period ended June 30, 2007, goodwill and the acquired software (FlowPoint) from the acquisition of Wise Systems Ltd. was determined to be fully impaired.  Therefore, the balance of goodwill at September 30, 2008 and December 31, 2007 was $0.

Nine Months Ended September 30, 2008
	Beginning Period Cost	Additions, Disposals and Adjustments, net	Impairment	Accumulated Amortization	Net Book Value

Intangibles with indefinite lives:
Goodwill	$ -	$ -	$ -	$ -	$ -

Intangibles with finite lives:
Software technology	$ 208,161	$ -	$ -	$ 208,161	$ -
Patent acquisition costs	345,468	40,339	-	48,079	337,728
	$ 553,629	$ 40,339	$ -	$ 256,240	$ 337,728

During the nine-month period ended September 30, 2008, the Company’s intangible software technology was fully amortized.  We anticipate incurring additional patent acquisition costs during the year ending December 31, 2008 (Fiscal 2008).  Amortization expense for the nine-month period ended September 30, 2008 was $13,324.  The Company’s estimated amortization expense for intangible assets is $4,958 for the remainder of Fiscal 2008, $19,829 for 2009, $19,829 for 2010, $19,829 for 2011, $19,829 for 2012,  and $253,455 for 2012 and thereafter.

Recently Adopted Accounting Pronouncements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 157, "Fair Value Measurements" ("SFAS No. 157"), that was issued in September 2006 and became effective for financial statements issued in annual and quarterly periods beginning after November 15, 2007.  SFAS No. 157 was issued to clarify the definition of fair value, establish a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The adoption of SFAS No. 157 did not have an impact on consolidated financial position or results of operations; however, the required disclosures for SFAS No. 157 are found below in Note 7, Fair Value Measurement.

On December 21, 2007, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 110 (“SAB 110”), which expresses the views of the staff regarding the continued use of the “simplified” method, as discussed in Staff Accounting Bulletin No. 107 (“SAB 107”), “Shared-Based Payment,” for developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R.  In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term.  At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise pattern by industry and/or other categories of companies) would, over time, become readily available to companies.  Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007.  The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007.  Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method. The Company previously adopted the simplified method, and continues to apply that method. The Company is currently assessing the availability of employee exercise behavior information for future years and, thereby, the effect of using that information for estimating fair value of stock-based payments (versus applying the simplified method) on consolidated financial condition and results of operations.

Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  The FASB Staff Position (“FSP”) APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal periods; early adoption is not permitted. The Company will be evaluating the impact of the provisions of FSP APB 14-1 on its consolidated financial statements and disclosures for the fiscal and interim periods beginning after December 15, 2008.

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

(3)

Financial Condition, Going Concern Considerations and Event of Default

During the nine-month period ended September 30, 2008, the Company raised $15,000 from the exercise of employee stock options, received $2,225,000 of net proceeds from the issuance of common stock and warrants from various private placements, and $84,000 net proceeds from short-term promissory notes.  As of the balance sheet date, the Company’s revenue generating activities have not produced sufficient funds for profitable operations and the Company has incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financial requirements, raise additional financing on acceptable terms to the Company, and the success of its future operations.

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

As of September 30, 2008, the Company had a cash balance of $37,135. Subsequent, we collected outstanding trade receivables in the amount of $19,990, and received an aggregate of $130,000 from the issuance of common stock and warrants in private placement offerings during the period of October 1, 2008 through the filing of this report.  Management believes these funds to be insufficient to fund our operations, absent any cash flow from operations or funds from a “best efforts” planned private placement offering.  Currently, we are spending or incurring expenses of approximately $400,000 per month on operations and the continued research and development of our 3i technologies and products.  Management believes that we will require approximately an additional $4,800,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. Although, it may be less assuming we launch the Company’s Tuberculosis Sputum product in the first quarter of 2009. Also, this assumes that holders of Guardian’s outstanding debentures convert such debentures into shares of our common stock.  In the event the debenture holders do not convert such debentures or require payment of the interest and principal due November 7, 2008 (the maturity date of the debentures), partially convert such debentures, or effect the buy-in provision related to the warrants and the debentures, the Company may be required to raise additional financing.  The amount due to the Company’s debenture holders for interest and principal as of September 30, 2008, was approximately $3,459,202, exclusive of potential default amounts disclosed below.

The Company expects to raise additional financing through one or more debt or equity offerings, bank borrowings, or grant funding.  On October 11, 2008, the Company engaged a placement agent to conduct a private placement of up to $10 million of its securities on a “best efforts” basis exclusively to certain accredited investors pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D.  Such securities will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.  Also, we are seeking research grant funding from sources in connection with the development of our Medical CAD products. The Company previously anticipated receiving additional funding of $4,500,000 from two outstanding subscription receivables and, subsequently, determined that such subscriptions receivable may not be received and we may consider canceling such subscriptions receivable.

Our outstanding convertible debentures of $3,228,205 became due on November 7, 2008. As we have insufficient funds to repay the debentures as of the maturity date, and although we have not received notice of default from the debenture holders, we may be considered in default under such debentures.  We are seeking to re-negotiate the terms of the debentures, including seeking to extend their maturity date.  As a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.

If the proceeds from the financings are insufficient to fund our operations and the repayment of our unconverted debentures, the Company’s results of operations and financial condition could be materially and adversely affected.  There can be no assurances that Guardian will be successful in efforts to raise any additional financing, any bank borrowing, or grant funding to repay the debentures or in our efforts to renegotiate our convertible debentures. The Company previously anticipated receiving additional funding of $4,500,000 from two outstanding subscription receivables and, subsequently, determined that such subscriptions receivable may not be received and may consider canceling such subscriptions receivable as no firm date for the closing has been identified.  Moreover, in view of the current market price of our stock, the Company may have limited or no access to the capital markets. Also, until November 2. 2009, under the terms of the agreements with the debenture holders, the Company is subject to restrictions on our ability to engage in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is based upon the trading price of our securities after initial issuance or otherwise subject to re-set.   In view of the foregoing, the Company may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.  There can be no assurances that Guardian will be successful in our efforts to negotiate with our collaborative partners, or others, on acceptable terms regarding our technology or products.

The Company did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008, and October 1, 2008, and may be deemed to be in default under the debentures.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after we become aware of such default, will be deemed an event of default.  Moreover, the Company has not maintained the registration of the shares underlying the debentures and Series D Warrants as required under the terms of our agreements with the holders of the debentures which may be deemed an event of default under the Debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and the Company may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  As of the date of this filing, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so.  In anticipation of such election, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, the Company initially measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $692,599 as of September 30, 2008, which is reflected in the carrying value of the debentures. This default amount was recognized as interest expense in the fourth quarter for the year ended December 31, 2007 of approximately $645,641, and an additional $46,958 for the three-month period ended September 30, 2008.

Guardian anticipates the need to increase its current workforce to achieve commercially viable sales levels, although the Company has not begun to receive material revenues from our operations in order to support the increased workforce.  There can be no guarantee that these needs will be met or that sufficient cash will be raised to permit operations to continue.  If Guardian is unable to raise sufficient cash to continue operations at a level necessary to achieve commercially viable sales levels, the liquidation value of Guardian’s assets may be substantially less than the balances reflected in the financial statements and we may be unable to pay our creditors.

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

During the nine months ended September 30, 2008, the temporary equity account was decreased and the permanent equity account increased by $108,799, for the change in the estimated redemption value of the outstanding shares currently held by the shareholders of Difference Engines Corporation. Since the acquisition of the intellectual property and through September 30, 2008, the cumulative effect on the temporary equity account for the change in the estimated redemption value of the outstanding shares held by the shareholders of Difference Engines Corporation is a reduction of $1,341,663, and due to the sale of Guardian stock previously held by the shareholders of Difference Engines Corporation is a reduction of $633,053.  Therefore, the balance of the temporary equity account for the purchase of the intellectual property owned by Difference Engines as of the balance sheet date is $69,512.

(5)

Stockholders’ Equity

Common Stock Issued and Related Common Stock Warrants

For the first nine months of 2008, Company employees exercised 30,000 stock options that resulted in the issuance of 30,000 shares of common stock for cash proceeds to the Company of $15,000.  Common stock account was increased by $30 for the par value of the shares and paid-in capital increased by $14,970.

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

On June 1, 2008, the Company issued to its investor relations firm 500,000 shares of common as compensation for investor relations services.  Common stock was increased by $500 for the par value of the shares and $199,500 to paid-in capital. Deferred compensation expense of $33,333 was recorded for the quarter ending September 30, 2008.

On July 15, 2008, Guardian issued 285,714 shares of its common stock to an accredited investor for a purchase price of $200,000. In addition, the Company issued an aggregate of 428,570 Class H common stock purchase warrants exercisable at a price of $0.70 per share.  The warrants contain an anti-dilution and other customary provision and a conditional call provision if the closing bid or sale price of our common stock on the trading market for the common stock equals or exceeds $5.00 for ten (10) consecutive trading days. The warrants expire in July 2013. Common stock was increased by approximately $286 for the par value of the shares, and $199,714 to paid-in capital.

In September 2008, Guardian accepted direct investments from accredited investors of $75,000 and issued 183,419 shares of common stock.   In addition, the Company  issued an aggregate of 366,839 common stock purchase warrants exercisable at a price of $0.4089 per share that contain a cashless exercise provision, a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provision. The warrants expire in September 2013. Common stock was increased by $183 for the par value of the shares and $74,817 to paid-in capital.

Other Common Stock Warrants Issued

On February 7, 2008, the Company issued to its business development consultant 60,000 warrants to purchase our common stock at an exercise share price of $0.54 for consulting services.  The initial fair value of the warrants on the date of issuance was $24,600. Deferred compensation expense of $24,600 was recorded for the quarter ended September 30, 2008, as the six milestones outlined in the agreement were achieved during the same period.

In July 2008, we reset an aggregate of 2,714,285 warrants to an investor because of additional investments made in the Company during 2008.  The previous warrant exercise prices ranged from $0.70 to $1.75 and were reset to an exercise price of $0.41.  All other provisions of the new warrants remained the same as the initial warrants. The new warrants expire in July 2013.

The Company has issued warrants as compensation to its bridge noteholders, placement agent and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.  The table below shows by category, the warrants issued and outstanding at September 30, 2008.

Common Stock Purchase Warrants	(Unaudited) Number of Warrants Outstanding and Exercisable	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Placement agent	6,540	November 24, 2003	$ 1.95	November 24, 2008
	15,260	November 24, 2003	$ 1.95	December 31, 2010
	234,817	May 14, 2004	$ 1.92	May 13, 2009
	239,745	May 14, 2004	$ 1.95	December 31, 2010
	24,000	July 13, 2005	$ 2.00	December 31, 2008
	92,500	July 13, 2005	$ 2.60	July 12, 2010
	48,000	April 15, 2005	$ 3.00	August 15, 2010
	311,760	November 8, 2006 (1)	$ 0.41	November 8, 2011
	311,760	April 12, 2007 (1)	$ 0.41	April 12, 2012
	47,564	July 10, 2007	$ 1.17	July 9, 2012
1,331,946

Bridge noteholders	142,652	December 19, 2003	$ 0.75	December 31, 2008
	53,334	April 28, 2004	$ 0.75	December 31, 2008
	600,000	August 14, 2006	$ 1.60	August 13, 2008
	200,000	August 7, 2006	$ 1.60	August 6, 2008
	1,794,455	November 8, 2006 (1)	$ 0.41	November 8, 2011
	1,794,456	April 12, 2007 (1)	$ 0.41	April 12, 2012
	243,666	April 20, 2007	$ 1.60	April 19, 2009
	10,000	December 12, 2007	$ 0.70	December 12, 2012
4,838,563

Private placement investors	65,000	February 26, 2004	$ 2.65	February 25, 2009
	10,000	July 13, 2005	$ 2.00	December 31, 2010
	8,000	May 24, 2006	$ 0.75	December 31, 2008
	864,798	July 10, 2007	$ 1.17	July 9, 2012
	1,687,500	August 6, 2007	$ 0.80	August 5, 2010
	1,687,500	August 6, 2007	$ 1.75	August 5, 2012
	214,285	December 21, 2007	$ 0.70	December 21, 2012
	1,500,000	February 5, 2008	$ 0.70	February 4, 2013
	321,428	March 5, 2008	$ 0.70	March 4, 2013
	2,142,850	April 4, 2008	$ 0.70	April 3, 2013
	428,570	July 15, 2008	$ 0.70	July 14, 2013
	2,714,285	July 15, 2008 (1)	$ 0.41	July 14, 2013
	366,839	September 26, 2008 (1)	$ 0.41	September 25, 2013
12,011,055

Consultants	25,000	May 19, 2004	$ 5.00	May 19, 2008
	15,000	February 15, 2006	$ 3.00	February 15, 2009
	12,000	February 15, 2006	$ 6.00	February 15, 2009
	10,500	February 15, 2006	$ 9.00	February 15, 2009
	750,000	May 8, 2007	$ 0.80	May 8, 2009
	60,000	February 8, 2008	$ 0.54	February 7, 2013
872,500

Total Warrants Issued/Outstanding	19,054,064

(1) Actual exercise price is $0.4089.

 (6)

Subsequent Events

Guardian has not paid rent for the month of October 2008, with regard to the lease for its principal offices.  Accordingly, the Company may be deemed to be in default under its lease with the landlord.  We are in discussions with the landlord regarding the status of the payments due under our lease.

The Company has not made timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008, and October 1, 2008, and may be deemed to be in default under the debentures.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after we become aware of such default, will be deemed an event of default.  Moreover, the Company has not maintained the registration of the shares underlying the debentures and Series D Warrants as required under the terms of our agreements with the holders of the debentures which may be deemed an event of default under the Debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  As of the date of this filing, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. In anticipation of such election, due to the late payment of the January 1, 2008 interest payment, subsequently made on April 8, 2008, the Company initially measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $692,599 as of September 30, 2008, which is reflected in the carrying value of the debentures. This default amount was recognized as interest expense in the fourth quarter for the year ended December 31, 2007 of approximately $645,641, and $46,958 for the three-month period ended September 30, 2008.

Guardian’s outstanding convertible debentures of $3,228,205 became due on November 7, 2008. As the Company has insufficient funds to repay the debentures, and although Guardian has not received notice of default from the debenture holders, the Company may be considered in default of such debentures.  Guardian is in the process of negotiating the terms of the debentures including extending their maturity date.  As a condition to the renegotiation, the debenture holders may seek to amend or modify certain other terms of the debentures. There can be no assurances that Guardian will be successful in its efforts in renegotiating the terms of the debentures, or receive additional financing, any bank borrowing, and grant funding to repay the debentures.

In October 2008, Guardian accepted direct investments from accredited investors of $130,000 and issued 317,729 shares of common stock.   In addition, Guardian issued 489,118 common stock purchase warrants exercisable at a price of $0.4089 per share, and 146,340 common stock purchase warrants exercisable at a price of $0.41 per share. The warrants contain a cashless exercise provision, a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire in October 2013.  Common stock was increased by $318 for the par value of the shares and $15,229 to paid-in capital, and the remainder of $114,453 was allocated to additional paid in capital for the warrants.

(7)

Fair Value Measurement

The Company determines the fair value of its derivatives that are classified as liabilities, on a recurring basis using significant unobservable inputs.  The fair value measurement of these liabilities is consistent with Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" ("SFAS No. 157").  As outlined above in “Recently Adopted Accounting Pronouncements,” the Company adopted SFAS No. 157 effective January 1, 2008.  The adoption of SFAS No. 157 did not have an impact on consolidated financial position or results of operations; however, the required disclosure for the nine-month period ended September 30, 2008 is as follows:

(Unaudited)	Convertible Notes and Debentures, Net of Discount (1)	Embedded Conversion Feature of Debentures (2)	Warrants Issued with Convertible Debentures (2)	Warrants Issued with the Sale of Securities (3)	Total

Liabilities Measured at Fair Value
Beginning balance as of December 31, 2007	$ 2,974,633	$ 780,843	$ 1,299,946	$ 1,732,956	$ 6,788,378
Amortization of discount	943,059	-	-	-	943,059
Revaluation (gain)/loss in interest expense	46,958	1,192,870	(58,928)	253,625	1,434,525
Issuances	-	-	91,251	1,309,241	1,400,492
Conversions	-	-	-	-	-
Reclassification to stockholders' equity (4)	-	-	(1,332,269)	(3,295,822)	(4,628,091)
Ending balance as of September 30, 2008	$ 3,964,650	$ 1,973,713	$ -	$ -	$ 5,938,363

Total (gain)/loss from revaluation of derivatives included in earnings for the period and reported as an adjustment to interest

	$ 46,958	$ 1,192,870	$ (58,928)	$ 253,625	$ 1,434,525

(1) Represents $3,228,205 convertible debentures issued November 8, 2006 and April 12, 2007, and outstanding as of the period ended September 30, 2008, and an additional amount of $692,599 for the event of default provision, including $645,641 accrued in December 2007 and $46,958 accrued in September 2008.  Also, includes $100,000 convertible note issued December 12, 2007.  As of September 30, 2008, includes unamortized discount on the convertible debentures and note of $56,154.

(2) Represents the conversion feature of debentures and valuation of related warrants issued November 8, 2006 and April 12, 2007.  The valuation, through May 20, 2008, was determined using Monte-Carlo simulations performed separately for the conversion liability and warrants due to their various contractual lives, consequently, differing volatility assumptions, with the analysis used as inputs into both the Black-Scholes and Binominal option pricing models. As of September 30, 2008, fair value of the conversion feature was determined using market quotation.

(3) Represents warrants after issuance of the convertible debentures and related warrants, classified as liabilities after considering Emerging Issues Task Force Issuance 00-19.

(4) Reclassification to additional paid-in capital on May 20, 2008, upon the Company concluding that there are sufficient shares to settle outstanding convertible debentures and warrants. This based on considering Emerging Issues Task Force Issue 00-19 (EITF 00-19), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

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

Currently, we are focused on providing technology solutions and services in two primary markets, healthcare and aviation/homeland security.  However, as new or enhanced solutions are developed, we expect to expand into other markets such as military and defense utilizing hyper-spectral technology, and expand further into imaging diagnostics for the medical industry.  We may also engage in one or more acquisitions of businesses that are complementary to our business.  Further, we may form wholly-owned subsidiaries to operate within defined vertical markets.

We offer two principal “intelligent imaging informatics” (“3i”) products, and a third product, FlowPoint, on a limited and reducing basis:

Aviation/Homeland Security Technology Solution - PinPoint

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

Recent Developments - PinPoint

Guardian continues to perform research and development activities in accordance with the terms of its February 12, 2008 extension of the Cooperative Research and Development Agreement (“CRDA”) with the Transportation Security Administration (“TSA”) that was initially signed on August 18, 2006, and previously renewed on August 8, 2007, with the United States Department of Homeland Security Science and Technology Directorate, for testing and validation of the PinPoint™ product capabilities at the Transportation Security Labs (TSL). The project began on September 5, 2006 for explosive image collection, which is being followed by refinement of the development and testing of PinPoint™.  Also, through the date of this filing, the Company has completed the third phase of the CRDA process with the US Department of Homeland Security.  While TSA certification is not absolutely essential to the acceptance of Guardian’s PinPoint™ product, we believe that having TSA certification and a business relationship with the TSA is important to our strategic growth plans, as the relationship represents an important opportunity to obtain contracts for the licensing of our baggage scanning applications and for future aviation and transportation security applications and solutions that we develop or enhance. However, significant development risks still exist for adapting the PinPoint product to various types of scanning equipment in different countries.

We are engaged in the negotiations of the final terms and conditions of a funded research and development contract with the U.S. Department of Homeland Security (“DHS”).  As part of the project, we have also entered into a Mutual Non-Disclosure Agreement with DHS. The scope of work is focused on the expansion of PinPoint’s capabilities to include the detection of certain TSA specified explosives for future deployment on both existing and future deployed scanners.  Although there can be no assurances, the contract should be completed in the next thirty days and the underlying work completed over the first quarter of next year.

In July 2008, we submitted to DHS, their Science and Technology group, under the auspices of the Support Anti-terrorism by Fostering Effective Technologies Act of 2002 (the “SAFETY Act”), a pre-application for designation valuation, a type of certification under the SAFETY Act. In late August 2008, we participated in a review of the pre-application with the Staff of the Office of SAFETY Act Implementation. Our final application for designation valuation was submitted in October 2008.

We have been solicited by and are in the early stage of discussions with a security company in South Africa to provide our PinPoint technology to governmental agencies and the mining industry.  The security company currently generates approximately $40M in annual revenue, and would act as a regional distributor of our security products.  We have also met with and continue to have discussions with the Chinese National Police Research Institute in Shanghai for the deployment of our PinPoint product on a mobile drug detection scanner.  Further, their interest also includes a joint venture with Guardian for the engineering and manufacturing of a more sophisticated scanner for baggage inspection. Although there can be no assurances that an agreement will be reached and we may be required by the US Department of Commerce to seek another partner.

We made a proposal to the Sears Tower in Chicago to provide PinPoint for security at the facility. We are in discussions with their security provider Johnson Controls, in refining the proposal.  This opportunity would permit Guardian to have a deployed site with access to actual images in a public facility and other advantages.  We have also been solicited and made proposals to an airport in Yemen, and are in the process of submitting several proposals to various European countries.   Although there can be no assurances, we will continue to pursue opportunities for the deployment of our PinPoint product.

We submitted an application in October 2008 to India for the establishment of a Liaison Office.  Our representative, who will become an employee of Guardian, has already developed relationships with the aviation ministry and other government officials, as well as equipment scanning manufacturer. This activity is setting the foundation to formally pursue opportunities in India for governmental and corporate facilities for our PinPoint product.

During 2008, we received three export licenses for demonstration purposes as we pursue opportunities in Saudi Arabia, India and South Africa.  Such opportunities were at the three countries’ requests. An export license was granted in March 2007 for the purpose of the final phase of the Russian Federation certification process. As a result, in June 2007, the Company completed the necessary laboratory study by an accredited Russian laboratory, which in October 2007, provided a full report to the Russian Federation representing the final step in the certification process. We now await the Russian Federation’s approval of our application as the final step in the certification process. In support of our anticipated certification approval, we received in September 2008, an export license for commercial purposes in Russia.

In January 2007, the Company performed an initial successful Proof of Concept test in Madrid, Spain.  Working with TEDAX, the national bomb technicians’ organization of the Spanish Government, the Company returned to Madrid on October 8, 2007, and collected images of various configurations, artful concealments, and threat weights of specific explosives of interest to the Spanish Government.  Upon the development and integration of these specific detection algorithms, the Company awaits confirmation for a return to Madrid for a final live test of PinPoint™ that is currently expected to be in the first quarter of 2009.

Healthcare 3i Technology Solution - “Tissue Characterization” advancing Medical Computer Aided Detection (Medical CAD)

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

Recent Developments - Signature Mapping

We have progressed in our Tuberculosis Sputum Analysis (“TB”) product that is being developed in conjunction with the Aurum Institute for Health Research (“Aurum”), in South Africa.  The relationship with Aurum began in October 2007 with a Teaming and Joint Development agreement, and the relationship has been expanded to include additional services and future applications of Signature Mapping.  We are currently finalizing a definitive agreement that will put into place the terms and conditions previously outlined in a Memorandum of Understanding (“MOU”) agreement executed in July 2008. On October 17, 2008, we completed the development of a functional prototype of the automated TB software.  The prototype demonstrated our ability to collect sputum slide images, present those images within a viewer system, analyze in real time the images captured, and to automatically detect and quantify tuberculosis bacteria at relative high rates of accuracy and low false positives.  We anticipate providing a Beta version of our TB product to the South African Government’s National Health Labs in mid November 2008.  At that time, the National Health Labs will provide user evaluation. We expect the Beta TB product will also be delivered at the same time for clinical trials by an independent laboratory in Amsterdam.

At the request of the Chinese government, we spent two and a half weeks in China meeting with various Chinese governmental agencies.  The discussions focused on two key areas:  (1) our existing healthcare products (medical viewer, information and workflow management system) and future product development plans, and (2) incentives available from the Chinese government to establish a business in China.  We believe there is a market opportunity in China for our healthcare technologies, and further believe that the government of China may provide the necessary financing, access to university staff, and other resources to launch either a subsidiary or joint venture.  We are finalizing the business plan for such a venture and hope to return to China in the coming months to begin the formal process.  The business plan that we are preparing incorporates the TB product, as China has the second highest rate of tuberculosis disease in the world.

The Company has submitted the following grant proposals for consideration in 2009: (1) the U.S. Department of Defense in partnership with Howard University and the University of Virginia, for the detection and analysis of benign vs. malignant lesions using our Signature Mapping Mammography Region of Interest technology, (2) submitted to the U.S. Center for Disease Control and the National Institute of Occupational and Safety Health, for the automated detection of Silicosis on temporal registered x-ray images, (3) submitted to National Cancer Institute a grant proposal for multi-modality computer-aided-diagnosis of breast cancer, and (4) submitted a Promise Grant request to the Susan G. Komen Foundation for multi-modality computer-aided-diagnosis of breast cancer, including biological imaging.  There can be no assurance that funding for these projects will be awarded or granted to Guardian.

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

Results of Operations

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

The following analysis reflects the consolidated condensed results of operations of Guardian Technologies International, Inc. and its subsidiaries.

Net Revenues.  Net revenues from product sales and annual maintenance fees decreased by $22,284, or 50.9%, to $21,494.  Two factors impact the reduction in net revenue.  They are: (i) an increase in maintenance fee revenue during the current period of $1,716, $3,570 of a decrease taking place in the United Kingdom (UK) where customers are moving to the UK’s National Health System preferred RIS systems, and an increase of $5,286 in the United States (U.S.) with the maintenance fees for a U.S. customer of our FlowPoint product; and (ii) a decrease in licensing revenue from our nSight product of $24,000.

Cost of Sales.  Cost of sales for the quarter ended September 30, 2008 was $4,835 (22.5% of net revenue), compared to $7,099 (16.2% of net revenue) during the same period in 2007, a decrease of approximately $2,264, or 5.2% of the decrease in net revenue.  Cost of sales during the three month period in 2007 included $4,620 of amortization expense for the Wise Systems’ acquired intangible asset for the FlowPoint software.  Other costs for the quarter ended September 30, 2008 of $4,835, as compared to $2,478 for the same period in 2007, decreased by $2,357 (95.1%), and represent an increase in costs for support services labor and a decrease in travel costs.  The increase in other costs arises from support labor costs in the current period of $5,077, a decrease in material costs of $2,515, and a decrease in travel costs of $205.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the quarter ended September 30, 2008, decreased $99,246 (6.0%) to $1,553,527 for 2008 as compared to $1,652,773 for the same period in fiscal 2007.  The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the three-month period ended September 30.

	Three Months Ended September 30
	2008	2007	$ Change	% Change

Payroll and related costs	$ 810,964	$ 532,676	$ 278,288	52.2
Professional fees	226,879	322,932	(96,053)	(29.7)
Research and development costs	(18,318)	219,763	(238,081)	(108.3)
Insurance costs	23,556	47,546	(23,990)	(50.5)
Rent - building and equipment	73,332	77,531	(4,199)	(5.4)
Travel and related	2,136	34,416	(32,280)	(93.8)
Miscellaneous expenses	835	108,188	(107,353)	(99.2)
Depreciation and amortization	31,265	32,683	(1,418)	(4.3)
Stock-based compensation	402,878	277,038	125,840	45.4
Total	$ 1,553,527	$ 1,652,773	$ (99,246)	(6.0)

Payroll (salary, commissions and benefits) and related costs, which includes salaries, commissions, taxes and benefits, increased approximately $278,288(52.2%) due to increased labor and medical costs.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees.  Professional fees decreased for the three months ended September 30, 2008 versus the same period last year by approximately $96,053, (29.7%) due to: (i) a decrease in legal fees of $100,713; (ii) an increase of $90,262 for general consultants related to specific marketing activities; and (iii) a decrease of $85,602 for investor relations and other consulting activities in 2008.  During 2008, the Company incurred additional expense for SOX compliance. The Company incurred no public relations expense in 2008, which it had incurred in 2007, and a reduction in the number of press releases issued in 2008 vs. 2007.

Research and development costs decreased for the three months ended September 30, 2008, compared to the same period last year by approximately $238,081 (108.3%). Medical Computer Aided Detection project (Signature Mapping) costs decreased in the third quarter of 2008 by $103,402 (193.1%) for total costs for 2008 and 2007 of $49,847 and $53,556, respectively.  Research and development costs for PinPoint were $31,529 for the three months ended September 30, 2008 compared to $166,207 for the same period last year, for a decrease of approximately $134,679 or (81.0%).

Insurance costs in the three months ended September 30, 2008, were $23,556 compared to $47,546 in the same period in 2007, a decrease of $23,990 (50.5%).  The decrease is attributed to reductions in premium and coverage.

Rent decreased by $4,199 (5.4%) to $73,332 in the three months ended September 30, 2008, as compared to $77,531 for the same period in 2007, due to a decrease in the operating expense charges for our leased office space.

Travel and entertainment expense for the three months ended September 30, 2008 of $2,136 compares to the same period for 2007 of $34,416, or a decrease of $32,280 (93.8%).  During the third quarter of 2008, the Company has had decreased travel costs associated with business development activities.

Miscellaneous expense decreased by $107,353 (99.2%) to $835 for the three months ended September 30, 2008, as compared to $101,188 for the same period in 2007.  The net decrease is related to increased cost of $4,574 for use tax and late fees, and an decrease in overall miscellaneous expenses of $102,779.

Depreciation and amortization expense in selling, general, and administrative for the three months ended September 30, 2008 of $31,265 compares to the same period for 2007 of $32,683, or a decrease of $1,418 (4.3%).  The reduction in depreciation expense is due to acquired assets that became fully depreciated later in 2007 and during the second quarter of 2008.

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee directors, and consultants in lieu of cash compensation.  During the three months ended September 30, 2008, the Company recognized an expense associated with employee stock option compensation of $307,949 and $94,929 of consulting expense.  During the same period of 2007, the Company recognized stock-based compensation expense for employees of $252,213 and consultants of $24,825.  The increase in stock-based compensation for employees and non-employee members of our Board of Directors of $55,736 (22.1%) represents an increase in the number of stock options granted in 2008 versus the number granted in the same period of 2007.  In January 2008, the Company granted stock options to all employees and non-employee members of our Board of Directors resulting in additional expense over the two year service period to vesting beginning in 2008.  The increase in stock-based compensation expense for consultants of $70,104 (282.4%) reflects increased usage of stock-based compensation versus cash compensation for consultants.

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

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income.  Other expense for the three months ended September 30, 2008 was $1,236,064 compared to $1,783,252 for the same period last year, for a net decrease of $547,188 (30.7%).

Interest income for the three months ended September 30, 2008 of $152 is derived from interest bearing accounts.  The $5,913 (97.5%) decrease from the same period last year is attributed to a lower average daily cash balance in interest bearing accounts during the course of the quarter ended September 30, 2008.

Interest expense (not including other non-operating income) for the three months ended September 30, 2008 was $1,236,216, compared to $1,789,317 for the same period last year, for a decrease of $553,101 (30.9%).  The components of 2008 include:  $148,530 of interest for the convertible debentures outstanding during the period, $236,170 for amortization of the fair value of the embedded conversion feature in the November 2006 warrants and debentures issued in conjunction with the convertible debentures; and $70,112 for amortization of deferred financing costs for the November 2006 and April 2007 convertible debenture financing.  Interest expense was increased by $781,404 for the revaluation of the derivative liabilities associated with the financings through May 20, 2008, which is the final milestone reset date under the Series A 10% Senior Convertible Debentures.  The interest expense outlined above includes noncash elements of $1,087,686.  The noncash portion reflects the impact of the price reset provisions in the Series A 10% Senior Convertible Debenture.  As outlined above in the Notes to Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies,” the milestone reset provision causes the determination that there were insufficient authorized shares to share-settle financing contracts, and the requirement that warrants be classified as a liability.  As such, the warrants were required to be remeasured at each balance sheet date, and the increase or decrease in the fair value of the warrants is charged or credited to interest expense. However, on May 20, 2008, Guardian was able to determine that sufficient shares existed to share-settle the contract, and therefore, reclassified the fair value of the warrants to permanent equity on that date.

Net Loss and Net Loss per Share.  Net loss for the three months ended September 30, 2008 was $2,772,932, compared to $3,399,346 for the same time period in 2007, for a decreased net loss of approximately $626,414 (18.4%).  Net loss per share for the three months ended September 30, 2008 was $0.06 compared to $0.09 in the same period for 2007, based on the weighted average shares outstanding of 45,858,186 and 39,614,745 respectively. The decreased net loss for the three months ended September 30, 2008 compared to the same period in 2007 arose from the following: (i) lower net revenue of $22,284, (ii) a lower cost of sales of $2,264, (iii) increased salary and benefit costs of $278,288, (iv) increased stock-based compensation for employees, non-employee members of our Board of Directors and consultants of $125,840, (v) a net increase in other operating expenses of  $503,374, (vi) a decrease in other net non-operating expense of $553,101 for accrued interest expense on debt, the amortization of debt discount for the 2006 and 2007 debentures and 2007 convertible bridge notes, the revaluation of the derivative liabilities for the debentures, convertible notes, and warrants, adjustments to the fair value of derivative liabilities related to the conversion of notes and debentures, other related financing expenses, and lower interest income of $5,913.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

The following analysis reflects the consolidated condensed results of operations of Guardian Technologies International, Inc. and its subsidiaries.

Net Revenues.  Net revenues from product sales and annual maintenance fees decreased by $147,569, or 62.0%, to $90,616.  Three factors impact the reduction in net revenue.  They are: (i) a decrease in maintenance fee revenue during the current period of $54,097, $56,708 of the decrease taking place in the United Kingdom (UK) where customers are moving to the UK’s National Health System preferred RIS systems, and an increase of $2,611 in the United States (U.S.) with the maintenance fees for a U.S. customer of our FlowPoint product; (ii) a decrease in licensing revenue from our nSight product of $120,000, and (iii) an increase in support services during the current period of $26,528 in the U.S.

Cost of Sales.  Cost of sales for the nine months ended September 30, 2008 was $16,527 (18.2% of net revenue), compared to $1,265,764 (531.4% of net revenue) during the same period in 2007, a decrease of approximately $1,249,237, or 846.6% of the decrease in net revenue.  Cost of sales during the nine-month period in 2007 included $246,737 of amortization expense for the Wise Systems’ acquired intangible asset for the FlowPoint software and the impairment of the software of $998,247.  Other costs for the nine months ended September 30, 2008 of $16,527, as compared to $20,780 for the same period in 2007, decreased by $4,253 (20.5%), and represent a decrease in costs for purchased equipment and supplies for customers, support services labor and travel costs.  The decrease in other costs arises from no FlowPoint software license revenue in the current period, and therefore no installation labor costs expended in 2008 for a net reduction in third party software and maintenance fees of $3,600, a decrease in material costs of $4,785, decreased labor costs of $2,872, which are offset by increased travel costs of $7,004.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the nine months ended September 30, 2008, decreased $146,063 (2.8%) to $5,045,443 for 2008 as compared to $5,191,506 for the same period in fiscal 2007.  The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the nine-month period ended September 30.

	Nine Months Ended September 30
	2008	2007	$ Change	% Change

Payroll and related costs	$ 2,129,651	$ 1,905,330	$ 224,321	11.8
Professional fees	758,586	829,991	(71,405)	(8.6)
Research and development costs	391,399	644,677	(253,278)	(39.3)
Insurance costs	114,180	110,663	3,517	3.2
Rent - building and equipment	229,162	214,053	15,109	7.1
Travel and related	106,143	102,154	3,989	3.9
Miscellaneous expenses	96,324	320,316	(223,992)	(69.9)
Depreciation and amortization	97,697	107,943	(10,246)	(9.5)
Stock-based compensation	1,122,301	956,379	165,922	17.3
Total	$ 5,045,443	$ 5,191,506	$ (146,063)	(2.8)

Payroll (salary, commissions and benefits) and related costs, which includes salaries, commissions, taxes and benefits, increased approximately $224,321 (11.8%) due to increased labor and medical costs.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees.  Professional fees decreased for the nine months ended September 30, 2008 versus the same period last year by approximately $71,405 (8.6%) due to: (i) an increase in accounting fees of $17,784; (ii) a decrease in legal fees of $86,500; and (iii) a decrease of $2,689 for investor relations and other consulting activities in 2008.  During 2008, the Company incurred additional expense for SOX compliance; and decreased legal costs associated with SEC compliance, export licensing, and immigration. The Company incurred less public relations expense in 2008, than it had incurred in 2007, and a reduction in the number of press releases issued in 2008 compared to 2007.

Research and development costs decreased for the nine months ended September 30, 2008, compared to the same period last year by approximately $253,278 (39.3%). Medical Computer Aided Detection project (Signature Mapping) costs decreased in the first nine months of 2008 by $89,912 (87.5%) for total costs for 2008 and 2007 of $12,827 and $102,739, respectively.  Research and development costs for PinPoint were $378,572 for the nine months ended September 30, 2008 compared to $541,938 for the same period last year, for a decrease of approximately $163,366 or (30.1%).

Insurance costs in the nine months ended September 30, 2008, were $114,180 compared to $110,663 in the same period in 2007, an increase of $3,517 (3.2%).  The increase is attributed to lower premium costs in 2007 for Errors and Omissions and Workers’ Compensation, as well as a refund of premium from our aviation policy received in 2007, offset by the increase in premiums for the first nine months of 2008.

Rent increased by $15,109 (7.1%) to $229,162 in the nine months ended September 30, 2008, as compared to $214,053 for the same period in 2007, due to an increase in the operating expense charges for our leased office space.

Travel and entertainment expense for the nine months ended September 30, 2008 of $106,143 compares to the same period for 2007 of $102,154, or an increase of $3,989 (3.9%).  During the first nine months of 2008, the Company has had increased travel costs associated with business development activities for PinPoint.

Miscellaneous expense decreased by $223,992 (69.9%) to $96,324 for the nine months ended September 30, 2008, as compared to $320,316 for the same period in 2007.  The net decrease is related to the impairment of goodwill that was recognized in 2007 of $126,875 and a decrease in overall miscellaneous expenses of $97,117.

Depreciation and amortization expense in selling, general, and administrative for the nine months ended September 30, 2008 of $97,697 compares to the same period for 2007 of $107,943, or a decrease of $10,246 (9.5%).  The reduction in depreciation expense is due to acquired assets that became fully depreciated later in 2007 and during the second quarter of 2008.

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee directors, and consultants in lieu of cash compensation.  During the nine months ended September 30, 2008, the Company recognized an expense associated with employee stock option compensation of $926,605 and $195,696 of consulting expense.  During the same period of 2007, the Company recognized stock-based compensation expense for employees of $759,906 and consultants of $196,473.  The increase in stock-based compensation for employees and non-employee members of our Board of Directors of $166,699 (21.9%) represents an increase in the number of stock options granted in 2008 versus the number granted in the same period of 2007.  In January 2008, the Company granted stock options to all employees and non-employee members of our Board of Directors resulting in additional expense over the two year service period to vesting beginning in 2008.  The decrease in stock-based compensation expense for consultants of $777 (0.4%) reflects decreased usage of stock-based compensation versus cash compensation for consultants.

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

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income.  Other expense for the nine months ended September 30, 2008 was $2,258,821 compared to $3,894,955 for the same period last year, for a net decrease of $1,636,134 (42.0%).

Interest income for the nine months ended September 30, 2008 of $316 is derived from interest bearing accounts.  The $9,386 (96.8%) decrease from the same period last year is attributed to a lower average daily cash balance in interest bearing accounts during the course of the nine months ended September 30, 2008.

Interest expense (not including other non-operating income) for the nine months ended September 30, 2008 was $2,993,583, compared to $3,904,657 for the same period last year, for a decrease of $911,074 (23.3%).  The components of 2008 include:  $314,413 of interest for the convertible debentures outstanding during the period, $943,059 for amortization of the fair value of the embedded conversion feature in the November 2006 warrants and debentures issued in conjunction with the convertible debentures; $210,336 for amortization of deferred financing costs for the November 2006 and April 2007 convertible debenture financing; and $91,251 for the fair value of the second half of the warrants issued to Midtown Partners.  Interest expense was increased by $1,434524 for the revaluation of the derivative liabilities associated with the financings through May 20, 2008, which is the final milestone reset date under the Series A 10% Senior Convertible Debentures.  The interest expense outlined above includes noncash elements of $2,679,170.  The noncash portion reflects the impact of the price reset provisions in the Series A 10% Senior Convertible Debenture.  As outlined above in the Notes to Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies,” the milestone reset provision caused the determination that there were insufficient authorized shares to share-settle financing contracts, and the requirement that warrants be classified as a liability.  As such, the warrants were required to be remeasured at each balance sheet date, and the increase or decrease in the fair value of the warrants was charged or credited to interest expense.  However, on May 20, 2008, Guardian was able to determine that sufficient shares existed to share-settle the contract, and therefore, reclassified the fair value of the warrants to permanent equity on that date.

Net Loss and Net Loss per Share.  Net loss for the nine months ended September 30, 2008 was $7,964,621, compared to $10,114,040 for the same time period in 2007, for a decreased net loss of approximately $2,149,419 (21.3%).  Net loss per share for the nine months ended September 30, 2008 was $0.18 compared to $0.28 in the same period 2007, based on the weighted average shares outstanding of 44,621,745 and 36,012,207 respectively. The decreased net loss for the nine months ended September 30, 2008 compared to the same period in 2007 arose from the following: (i) lower net revenue of $147,569, (ii) a lower cost of sales of $1,249,237 due to the impairment write off in and amortization of intangible software in 2007 not incurred in 2008, (iii) increased salary and benefit costs of $224,321, (iv) increased stock-based compensation for employees, non-employee members of our Board of Directors and consultants of $165,922, (v) a net decrease in other operating expenses of  $536,306, (vi) a decrease in other net non-operating expense of $911,074 for accrued interest expense on debt, the amortization of debt discount for the 2006 and 2007 debentures and 2007 convertible notes, the revaluation of the derivative liabilities for the debentures, convertible notes, and warrants, adjustments to the fair value of derivative liabilities related to the conversion of notes and debentures, other related financing expenses, and lower interest income, $9,386.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Nine Months Ended September 30
Category	2008	2007

Net cash provided (used) in operating activities	$ (2,274,968)	$ (4,436,280)
Net cash provided (used) in investing activities	(108,970)	(38,407)
Net cash provided by financing activities	2,324,000	4,632,878
Effect of exchange rates on cash and cash equivalents	(4,063)	(3,420)
Net increase (decrease) in cash	$ (64,001)	$ 154,771

Net Cash Used in Operations

Net cash used in operating activities for the nine months ended September 30, 2008 was $2,274,968, compared with net cash used in operating activities of $4,436,280 during the same period for 2007, a decrease in the use of cash for operating activities of approximately $2,161,312 (48.7%).  The decrease in use of cash is due to: (i) lower revenue and operating costs of $167,300 (4.1%), including but not limited to decreases in selling, general and administrative costs (other than depreciation and amortization, and stock based compensation) of $301,739 (7.3%), a decrease in cost of sales (other than amortization and impairment costs related to intangible assets) of $4,253 (20.5%), a decrease in net interest income and expense (other than noncash items) of $8,877 (2.7%), offset by a reduction in net revenue of $147,569 (62.0%), and; and (ii) offset by a net increase in components of operating assets and liabilities of $2,328,612, or 603.8%.

Net Cash Used in Investing Activities

Net cash used in investing activities of $108,970 was for the net purchase of equipment and costs for patent applications for the nine months ended September 30, 2008.  This compares with net cash used for the same activities of $38,,407 for 2007, or an increase of $70,563, or 183.7%.  The net increase is comprised of a $61,405 (849.8%) increase in the purchase of furniture, software and equipment, and $9,158 (29.4%) increase in the cost of patents associated with the preparation and filing of certain patents with regard to our “3i” technology.  The increase in equipment purchases is the result of expenditures made for upgrades in computer and other equipment during 2008.  The increase in patent costs is due to focus on new patent applications prepared and filed during 2008, and we anticipate we will incur additional patent costs during the fiscal year ended December 31, 2008 (Fiscal 2008) related to further protection of our PinPoint™ and Signature Mapping™ products.

Net Cash Provided by Financing Activities

Net proceeds from financing activities were $2,324,000 for the nine months ended September 30, 2008, compared with $4,632,878 for the same period in 2007, or a decrease of $2,308,878 (49.8%). Of the 2008 proceeds from financing activities, $2,125,000 (91.4%) was from the issuance of a new equity financing, $100,000 (4.3%) from the exercise of warrants, $15,000 (0.7%) from the exercise of employee stock options, and proceeds from short-term loans of $84,000 (3.6%).  Management may seek to raise additional capital through one or more equity or debt financings or bank borrowings and is in discussions with certain investors with regard thereto.  However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company.

Net Proceeds from financing activities in the nine months ended September 30, 2007 were $4,632,878, and comprised of $2,340,000 (50.5%) from a new equity financing, $2,333,293 (50.4%) net proceeds for the issuance of convertible debentures, $725,585 (15.6%) from the exercise of stock purchase warrants, $134,000 (2.9%) from the exercise of employee stock options, and offset by a net reduction in short-term convertible debt financing of $900,000 (19.4%).

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

Cash and Cash Equivalents

Our cash and cash equivalents decreased for the nine months ended September 30, 2008 by $64,001 to $37,135 or approximately 63.3%.  As mentioned above, this decrease was the result of cash used in operating activities of $2,274,968, and $108,970 for the net purchase of equipment and patent costs, offset by $2,324,000 from financing activities, and $4,063 for the negative effect of currency exchange rates.

Our cash and cash equivalents increased for the same period in 2007 by $154,771 to $892,194 or approximately 21.0%.  As mentioned above, this increase was the result of cash used in operating activities of $4,436,280, and $38,407 for the purchase of equipment and patent costs, offset by $4,632,878 from financing activities, and $3,420 for the negative effect of currency exchange rates.

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

	(Unaudited)
Category	September 30, 2008	December 31, 2007

Cash and cash equivalents	$ 37,135	$ 101,136

Current assets	174,375	473,582
Current liabilities	9,555,852	6,825,988
Working capital (deficit)	$ (9,381,477)	$ (6,352,406)

At September 30, 2008, we had a working capital deficit of approximately $9,381,477, compared with a working capital deficit at December 31, 2007 of $6,352,406, an increase in working capital deficit of approximately $3,029,071 (47.7%). As of September 30, 2008, the Company had cash and cash equivalents of $37,135 as compared to $101,136 on December 31, 2007.  The decrease in cash is the net result of our operating, investing and financing activities outlined above.  Our revenue generating activities during the period, as in previous years, have not produced sufficient funds for profitable operations, and we have incurred operating losses since inception.  Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations.  In addition to raising cash through additional financing activities, we may supplement our future working capital needs through the extension of trade payables and increases in accrued expenses.  For the nine months ended September 30, 2008, overall current liabilities increased $2,729,864 (40.0%), with specific increases in current liabilities of: (i) trade payables of $705,053 due to a shortage in working capital, (ii) $1,055,362 for accrued liabilities including accrued wages and related of $1,000,497 for salaries to employees since late May 2008, (iii) $990,017 for the amortization of discount on convertible debentures, (iv) $1,192,870 for derivative liabilities related to convertible debentures, (v) $84,000 for the issuance of short-term notes payable, and (vi) $2,508 in deferred revenue. Decreases in specific current liabilities includes: (i) $1,299,946 for warrant liabilities reclassed to permanent equity.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn are dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

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

Other Liabilities (short-term convertible notes)

Under a Securities Purchase Agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock.  The Company issued an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants at a first closing held on November 8, 2006, and $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants at a second closing held on April 12, 2007. Due to the conversion feature embedded in the notes and the warrants, the transaction was recognized as a liability under generally accepted accounting principles.  We also issued an aggregate of 623,520 common stock purchase warrants to the placement agent in such financing which were upon terms substantially similar to the Series D Warrants.  Due to milestone-related adjustments, the conversion and exercise price has been reset three times as follows: from the initial price of $1.15634 per share, as of the date of the original financing in November 2006, to $0.7453 per share as of April 1, 2007, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008. The number of additional shares potentially issuable under the derivative and warrant liabilities was determinable as of the final milestone reset date determined on May 20, 2008, and therefore, the derivative and warrant liabilities were reclassified as stockholders’ equity in accordance with currently effective generally accepted accounting principles.  Holders may convert the Debentures at any time into shares of our common stock at the then current conversion price or exercise the Series D Warrants. The conversion price may be adjusted under anti-dilution and non-milestone price re-set provisions contained in the Debentures.

The Company allocated the proceeds from the closings to the embedded conversion features of the Series A Debentures and Series D Warrants and, consequently, recognized a liability under generally accepted accounting principles.  One-half of the Series D Warrants became exercisable on November 8, 2006 (2,226,854 warrants), and the remaining one-half became exercisable on April 12, 2007 (2,226,855 warrants).  The Series D Warrants and the placement agent’s warrants issued as compensation in the offering to Midtown Partners & Co., LLC, may be exercised via a cashless exercise if certain conditions are met.  The Company considered Emerging Issues Task Force Issue 00-19 (EITF 00-19), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and concluded that there were insufficient shares to share settle the contracts.  The Series D Warrants that became exercisable at the first closing will expire on November 8, 2011, and those related to the second closing will expire in April 12, 2012.  On April 1, 2007, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants held by investors and Placement Agent’s Warrants issued as compensation to Midtown Partners & Co. LLC, were reset to a price of $0.7453, to $0.6948 per share effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008.  The number of additional shares potentially issuable under the derivative and warrant liabilities was determinable as of the final milestone reset date determined on May 20, 2008. As of September 30, 2008, an aggregate of $1,921,795 in principal amount of the Series A Debentures have been converted into 2,585,582 shares of common stock, and an aggregate of 864,798 Series D Warrants have been converted into 864,798 shares of common stock.  Accordingly, as of September 30, 2008, $3,228,205 in aggregate principal amount of the Series A Debentures remain unconverted and 3,588,911 Series D Warrants remain unexercised.

Our outstanding convertible debentures of $3,228,205 became due on November 7, 2008. As we have insufficient funds to repay the debentures, and although we have not received notice of default from the debenture holders, we may be considered in default of such debentures.  We are seeking to re negotiate the terms of the debentures including extending their maturity date.  As a condition to the renegotiation, the debenture holders may seek to amend or modify certain other terms of the debentures. There can be no assurances that we will be successful in our efforts in renegotiating the terms of the debentures, or receive additional financing, any bank borrowing, and grant funding to repay the debentures.

The Debentures bear interest at the rate of 10% per annum due on the first day of each calendar quarter, upon conversion or redemption of the Debentures as to the principal amount converted or redeemed, or on the maturity date of the Debentures.  We did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008 and October 1, 2008. The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default.  Moreover, the Company has not maintained the registration of the shares underlying the debentures and Series D Warrants as required under the terms of its agreements with the holders of the debentures which may be deemed an event of default under the Debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require the Company to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and the Company may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. In anticipation of such an election and measured as of September 30, 2008, the additional amount due is approximately $692,599, and is recorded as an increase to the carrying value of the debentures.

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

We agreed with purchasers of our Debentures and Series D Warrants (“purchasers”) that we would use our best efforts to file a registration statement under the Securities Act within 45 days of the first closing to permit the public resale by purchasers of the shares that may be issued upon conversion of the Debentures and upon exercise of the Series D Warrants, including the shares of our common stock underlying the Debentures to be issued at the second closing.  We are required to keep the registration statement effective until the earlier of either the date all shares underlying the Debentures and Series D Warrants have been sold or such shares are eligible for resale under Rule 144(k), but no later than four years after the effective date of the registration statement.  The registration became effective on April 9, 2007.  We were required to register a number of shares of our common stock equal to 130% of the shares underlying the Debentures and the Series D Warrants.  However, in view of the Company’s cash requirements, the Company has not maintained the registration of the shares underlying the Debentures and Series D Warrants and may be deemed to be a default under the Debentures.

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

Financial Condition, Going Concern Considerations and Event of Default

During the nine-month period ended September 30, 2008, the Company raised $15,000 from the exercise of employee stock options, received $2,225,000 of net proceeds from the issuance of common stock and warrants from various private placements, and $84,000 net proceeds from short-term promissory notes.  As of the balance sheet date, the Company’s revenue generating activities have not produced sufficient funds for profitable operations and the Company has incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financial requirements, raise additional financing on acceptable terms to the Company, and the success of its future operations.

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

As of September 30, 2008, the Company had a cash balance of $37,135. Subsequent, we collected outstanding trade receivables in the amount of $19,990, and received an aggregate of $130,000 from the issuance of common stock and warrants in private placement offerings during the period of October 1, 2008 through the filing of this report.  Management believes these funds to be insufficient to fund our operations, absent any cash flow from operations or funds from a “best efforts” planned private placement offering.  Currently, we are spending or incurring expenses of approximately $400,000 per month on operations and the continued research and development of our 3i technologies and products.  Management believes that we will require approximately an additional $4,800,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. Although, it may be less assuming we launch our Tuberculosis Sputum product in the first quarter of 2009. Also, this assumes that holders of our outstanding debentures convert such debentures into shares of our common stock.  In the event the debenture holders do not convert such debentures or require payment of the interest and principal due November 7, 2008 (the maturity date of the debentures), partially convert such debentures, or effect the buy-in provision related to the warrants and the debentures, the Company may be required to raise additional financing.  The amount due to our debenture holders for interest and principal as of September 30, 2008, was approximately $3,459,202, exclusive of potential default amounts disclosed below.

The Company expects to raise additional financing through one or more debt or equity offerings, bank borrowings, or grant funding.  On October 11, 2008, the Company engaged a placement agent to conduct a private placement of up to $10 million of its securities on a “best efforts” basis exclusively to certain accredited investors pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D.  Such securities will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.  Also, we are seeking research grant funding from sources in connection with the development of our Medical CAD products. The Company previously anticipated receiving additional funding of $4,500,000 from two outstanding subscription receivables and, subsequently, determined that such subscriptions receivable may not be received and we may consider canceling such subscriptions receivable.

Our outstanding convertible debentures of $3,228,205 became due on November 7, 2008. As we have insufficient funds to repay the debentures as of the maturity date, and although we have not received notice of default from the debenture holders, we may be considered in default under such debentures.  We are seeking to re-negotiate the terms of the debentures, including seeking to extend their maturity date.  As a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.

If the proceeds from the financings are insufficient to fund our operations and the repayment of our unconverted debentures, the Company’s results of operations and financial condition could be materially and adversely affected.  There can be no assurances that we will be successful in our efforts to raise any additional financing, any bank borrowing, or grant funding to repay the debentures or in our efforts to renegotiate our convertible debentures. We previously anticipated receiving additional funding of $4,500,000 from two outstanding subscription receivables and, subsequently, determined that such subscriptions receivable may not be received and we may consider canceling such subscriptions receivable as no firm date for the closing has been identified.  Moreover, in view of the current market price of our stock, we may have limited or no access to the capital markets. Also, until November 2. 2009, under the terms of our agreements with the debenture holders, we are subject to restrictions on our ability to engage in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is based upon the trading price of our securities after initial issuance or otherwise subject to re-set.   In view of the foregoing, the Company may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.  There can be no assurances that we will be successful in our efforts to negotiate with our collaborative partners, or others, on acceptable terms regarding our technology or products.

The Company did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008, and October 1, 2008, and may be deemed to be in default under the debentures.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after we become aware of such default, will be deemed an event of default.  Moreover, the Company has not maintained the registration of the shares underlying the debentures and Series D Warrants as required under the terms of our agreements with the holders of the debentures which may be deemed an event of default under the Debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  As of the date of this filing, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so.  In anticipation of such election, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, the Company initially measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $692,599 as of September 30, 2008, which is reflected in the carrying value of the debentures.  This default amount was recognized as interest expense in the fourth quarter for the year ended December 31, 2007 of approximately $645,641, and an additional $46,958 for the three-month period ended September 30, 2008.

Guardian anticipates the need to increase its current workforce to achieve commercially viable sales levels, although the Company has not begun to receive material revenues from our operations in order to support the increased workforce.  There can be no guarantee that these needs will be met or that sufficient cash will be raised to permit operations to continue.  If Guardian is unable to raise sufficient cash to continue operations at a level necessary to achieve commercially viable sales levels, the liquidation value of Guardian’s assets may be substantially less than the balances reflected in the financial statements and we may be unable to pay our creditors.

Significant Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented.  For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  Except as disclosed in Note 2 of our 2007 Form 10-K, there have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the period ended September 30, 2008.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

 Our market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. International revenues in the nine-month period ended September 30, 2008 from Wise Systems, our subsidiary located in the United Kingdom, were approximately $46,576 (51.4%) of total revenue. International sales are made mostly from our foreign subsidiary and are typically denominated in British pounds. Additionally, our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts which are charged to Wise and recorded as inter-company receivables on the books of the U.S. parent company. We are also exposed to foreign exchange rate fluctuations as the financial results of Wise are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability. As of September 30, 2008, $35,306 (95.1%) of our cash and cash equivalents balance was included in our foreign subsidiaries.

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

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On September 19, 2008, FP Van Buren, LLC, the Company’s landlord, obtained a judgment for possession of the premises against the Company in the civil court for outstanding rent in the amount of $42,366 due under the lease for our principal executive offices for the month of August and part of September 2008 and related attorney fees and court costs of $1,298.  The Company paid the outstanding amounts and the balance of the September 2008 rent on October 3, 2008.  We are in discussions with the landlord regarding the status of the payments due under our lease.

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

Risks Related to Our Company and Our Operations

We have not yet produced any revenue from our PinPoint and Signature Mapping products.

We anticipate launching of our Tuberculosis Sputum Analysis (“TB”) product during 2009, with the South African Government’s National Health Labs in the first quarter, then the balance of Africa, China, and India during the balance of 2008, and other parts of the world during 2010. Product development costs to complete our Signature Mapping Tuberculosis product are estimated to be $50,000, and $125,000 for the Malaria product.  We also expect to incur during 2009, $150,000 for our Signature Mapping Mammography proof of concept project.  Product launch and marketing costs for TB is estimated to be $147,000.  As for our PinPoint product, we anticipate finalizing contract negotiations with the U.S. Department of Homeland Security (“DHS”), including the Statement of Work, and that our research and development costs will be covered under such the contract.  In addition, we estimate that product development cost for PinPoint’s cargo solution will be approximately $150,000 during the coming months.  At which time we expect to be able to start offering to cargo companies a threat detection solution meeting DHS guidelines in 2009 and 2010.  There can be no assurance that we will be successful in launching the foregoing products in accordance with the foregoing timelines or that we will be successful in marketing and selling such products or generating significant revenue as anticipated.

We have a severe working capital deficit and, in addition to proceeds from financings, we continue to have outstanding loans from our chief executive officer and deferred and accrued salaries by our executive officers, and accrued salaries to other employees to indirectly continue to fund operations.

As of September 30, 2008, we had a working capital deficit of approximately $9,381,477. During the three months ended September 30, 2008, our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  Although we have obtained cash from certain financings, we continue to have outstanding loans from our chief executive officer of approximately $226,000, and deferred and accrued salaries of our executive officers in the amount of $890,780, and accrued salaries to other employees of $656,537.

Dilutive effect of conversion of Series A Debentures and exercise of Series D Warrants, Series E Warrants, and Midtown placement agent’s warrants.

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

As these milestones were not met the conversion and exercise price has been reset three times as follows: from $1.15634 per share, as of the date of the original financing in November 2006, to $0.7453 per share as of April 1, 2007, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008.  We may be required to further re-set the conversion or exercise price of such debentures and warrants and to issue additional shares in the event the price re-set provisions of the Series A Debentures and Series D Warrants are triggered.  As of September 30, 2008, holders of our Series A Debentures have converted an aggregate of $1,921,795 in principal amount of the Series A Debentures and $3,228,205 in principal amount remains unconverted. A holder of our Series D Warrants exercised an aggregate of 864,798 of such warrants and we issued an aggregate of 864,798 Class E Warrants as an inducement for such exercise. The Class E Warrants are exercisable for a period of five years at an exercise price of $1.17 per share.  Furthermore, as of the date of filing this report, approximately 11,242,520 warrants (including the currently exercisable placement agent warrants issued to Midtown Partners and Co. LLC, in connection with our debenture and warrant financing and the Class F Warrants) may be exercised pursuant to the cashless exercise provisions of such warrants, which may be subsequently resold as “restricted securities” within the meaning of Rule 144 under the Securities Act.    Increased sales volume of our common stock could cause the market price of our common stock to drop.

We may be deemed to be in default under our Series A Debentures.  Also, we may be deemed to be in non-compliance with a negative covenant under the debentures.

We did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008, and October 1, 2008, and may be deemed to be in default under the debentures.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after we become aware of such default, will be deemed an event of default.  Moreover, we have not maintained the registration of the shares underlying the debentures and Series D Warrants as required under the terms of our agreements with the holders of the debentures which may be deemed an event of default under the Debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  As of the date of this filing, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so.  In anticipation of such election, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, the Company initially measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $692,599 as of September 30, 2008, which is reflected in the carrying value of the debentures. This default amount was recognized as interest expense in the fourth quarter for the year ended December 31, 2007 of approximately $645,641, and $46,958 for the three-month period ended September 30, 2008.

Our outstanding convertible debentures of $3,228,205 became due on November 7, 2008. As we have insufficient funds to repay the debentures, and although we have not received notice of default from the debenture holders, we may be considered in default of such debentures.  We are seeking to renegotiate the terms of the debentures including extending their maturity date.  As a condition to the renegotiation, the debenture holders may seek to amend or modify certain other terms of the debentures. There can be no assurances that we will be successful in our efforts in renegotiating the terms of the debentures, or receive additional financing, any bank borrowing, and grant funding to repay the debentures.

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

As of the date of this filing, we have not paid the rent for the month of October and November 2008, with regard to the lease for our principal offices.  Accordingly, we may be deemed to be in default under our lease with our landlord.  We are in discussions with our landlord regarding the status of the payments due under our lease.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 15, 2008, we issued to an accredited investor 285,714 shares of our common stock for a purchase price of $200,000. In addition, we issued an aggregate of 428,570 Class H common stock purchase warrants exercisable at a price of $0.70 per share.  The warrants contain an anti-dilution and other customary provision and a conditional call provision if the closing bid or sale price of our common stock on the trading market for the common stock equals or exceeds $5.00 for ten (10) consecutive trading days. The warrants expire in July 2013. The foregoing securities were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

In September 2008, we accepted direct investments from accredited investors of $75,000 and issued 183,419 shares of common stock.   In addition, we issued an aggregate of 366,839 common stock purchase warrants exercisable at a price of $0.4089 per share that contain a cashless exercise provision, a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provision. The warrants expire in September 2013. The foregoing securities were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

We did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008, and October 1, 2008, and may be deemed to be in default under the debentures.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after we become aware of such default, will be deemed an event of default.  Moreover, we have not maintained the registration of the shares underlying the debentures and Series D Warrants as required under the terms of our agreements with the holders of the debentures which may be deemed an event of default under the Debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  As of the date of this filing, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so.  In anticipation of such election, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, the Company initially measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $692,599 as of September 30, 2008, which is reflected in the carrying value of the debentures. This default amount was recognized as interest expense in the fourth quarter for the year ended December 31, 2007 of approximately $645,641, and an additional $46,958 for the three-month period ended September 30, 2008.

Our outstanding convertible debentures of $3,228,205 became due on November 7, 2008. As we have insufficient funds to repay the debentures, and although we have not received notice of default from the debenture holders, we may be considered in default of such debentures.  We are seeking to renegotiate the terms of the debentures including extending their maturity date.  As a condition to the renegotiation, the debenture holders may seek to amend or modify certain other terms of the debentures. There can be no assurances that we will be successful in our efforts in renegotiating the terms of the debentures, or receive additional financing, any bank borrowing, and grant funding to repay the debentures.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not Applicable

ITEM 5.     OTHER INFORMATION

Not Applicable

ITEM 6.     EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

		Incorporated by Reference		Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date
10.93	Consulting Agreement, dated July 19, 2008, by and between Registrant and BND Software.	8-K	7/22/08
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)			X
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)			X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)			X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)			X

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

Date: November 19, 2008