Form 10-K
period 2008-12-31
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2009-03-31
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

 X

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

 Yes __ No  ✓

The aggregate market value of the voting common equity held by non-affiliates based upon the average of bid and asked prices for the Common Stock on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter as reported on the OTC Bulletin Board was approximately $15,958,594.

The number of shares outstanding of the registrant’s common stock, as of March 6, 2009, was 48,308,873.

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

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends, “plans,” “should,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof (including their use in the negative), or by discussions of strategies, plans or intentions.  Such statements include but are not limited to statements under Item 1A - Risk Factors, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1 – Business and elsewhere in this report.  A number of factors could cause results to differ materially from those anticipated by such forward-looking statements, including those discussed under Item 1A - Risk Factors and Item 1 – Business. The absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including factors described in Item 1A. - Risk Factors of our Form 10-K for the year ended December 31, 2008.  You should carefully consider the factors described in Item 1A - Risk Factors in evaluating our forward-looking statements.

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

     GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

TABLE OF CONTENTS

PART I

6

ITEM 1.     BUSINESS

6

ITEM 1A.  RISK FACTORS

31

ITEM 1B.  UNRESOLVED STAFF COMMENTS

48

ITEM 2.     PROPERTIES

48

ITEM 3.     LEGAL PROCEEDINGS

49

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

49

PART II

49

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  49

ITEM 6.     SELECTED FINANCIAL DATA

50

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

51

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

75

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

75

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

76

ITEM 9A(T).  CONTROLS AND PROCEDURES

76

ITEM 9B.    OTHER INFORMATION

77

PART III

77

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

77

ITEM 11.     EXECUTIVE COMPENSATION

82

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  97

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

97

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

98

PART IV

100

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

100

SIGNATURES

106

CONSOLIDATED FINANCIAL STATEMENTS

107

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

108

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

109

CONSOLIDATED BALANCE SHEETS

110

CONSOLIDATED STATEMENTS OF OPERATIONS

111

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (

112

CONSOLIDATED STATEMENTS OF CASH FLOWS

114

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

115

NOTE 1.   Basis of Presentation and Going Concern Considerations

115

NOTE 2.   Significant Accounting Policies

116

NOTE 3.   Other Accrued Liabilities

123

NOTE 4.   Financing Arrangements

124

NOTE 5.   Fair Value Measurement

125

NOTE 6.   Stockholders’ Equity (Deficit)

126

NOTE 7.   Acquisitions

140

NOTE 8.   Goodwill and Intangible Assets

141

NOTE 9.   Income Taxes

142

NOTE 10. Commitments and Contingencies

143

NOTE 11. Employment Agreements With Executive officers

144

NOTE 12. Related Party Transactions

146

NOTE 13. Operating Leases

146

NOTE 14. Subsequent Events

147

PART I

ITEM 1.     BUSINESS

OVERVIEW

Guardian Technologies International, Inc. was incorporated in the State of Delaware in February 1996. Guardian Technologies International, Inc. and its subsidiaries are collectively referred to herein as the “Company”, “Guardian”, “us”, “we”, or “our”.

Guardian is a technology company that designs and develops imaging informatics solutions for delivery to its target markets: aviation/homeland security and healthcare.  Currently, we utilize imaging technologies and analytics to create integrated information management technology products and services that address critical problems in healthcare and homeland security for corporations and governmental agencies.  However, as new or enhanced solutions are developed, we expect to expand into other markets such as military and defense utilizing hyper-spectral technology, and expand further into imaging diagnostics for the medical industry.  Each product and service can improve the quality and response time of decision-making, organizational productivity, and efficiency within the enterprise.

Our core technology is an “intelligent imaging informatics” (“3i™”) engine that is capable of extracting embedded knowledge from digital images, and has the capacity to analyze and detect image anomalies. The technology is not limited by type of digital format.  It can be deployed across divergent digital sources such as still images, x-ray images, video and hyper-spectral imagery. To date, the technology has been tested in the area of threat detection for baggage scanning at airports, for bomb squad applications and the detection of tuberculosis by analyzing digital images of stained sputum slides captured through a photo microscopy system.  Varying degrees of research and development have been conducted in the areas of detection for cargo scanning, people scanning, military target acquisition in a hyper-spectral environment, and satellite remote sensing ground surveys.  Product development in these areas is ongoing, and while there can be no assurance, we believe that the technology should produce results equal to or greater than those currently achieved in baggage scanning.   Furthermore, we may also engage in one or more acquisitions of businesses that are complementary to our business as well as we may form wholly-owned subsidiaries to operate within defined vertical markets.

We are developing and plan to offer two principal “intelligent imaging informatics” (“3i™”) products and a third product, FlowPoint, on a limited and reducing basis as follows:

Aviation/Homeland Security Technology Solution - PinPoint™

Our PinPoint™ product is an “intelligent imaging informatics” (3i™) technology for the detection of guns, explosives, and other threat items contained in baggage in the airport environment or for building security applications.  PinPoint™ can identify threat items, notify screeners of the existence of threat items, and speed the security process by eliminating unnecessary baggage checks, provide the screener with an instantaneous second opinion, and reduce processing time spent on false positives (baggage selected for security review that contains no threat items).  We propose to market and will seek to license the PinPoint™ product primarily to the United States Transportation Services Administration (TSA) for use in airports, the Federal Protection Services for use in federal buildings and to foreign governments and airport authorities. It is also our intent to distribute the product through various distribution methods.

The extended alpha version working model of PinPoint™ has been tested successfully at live carry-on baggage checkpoints in three international airports. Integration within currently deployed manufacturers’ scanning equipment is a requisite to anticipated sales, and is considered a significant development risk. PinPoint™ is available for sale to customers; however no sales are anticipated until we are able to seamlessly integrate with the manufacturers’ scanning equipment. We signed a Strategic Alliance and Joint Development Agreement with Control Screening (d.b.a. AutoClear), a scanner manufacturer, and are integrating our PinPoint™ technology with their threat detection hardware (AutoClear 6040 baggage scanner and multi-view AT prototype scanner).

Currently, there are limited standards within the aviation security marketplace for the testing and validation of software technology solutions.  To date, the marketplace has placed a premium on the newest innovations in hardware technology and has failed to grasp how a threat detection software solution can succeed.

A major joint initiative between the Department of Homeland Security (DHS) and the National Electrical Manufacturers Association (NEMA) is expected to open a path to both increase the interoperability of security equipment as well as providing a mechanism to use third party threat detection software as part of the screening solution.  This enabling initiative is the Digital Imaging and Communications in Security (DICOS) standard, similar to the Digital Imaging and Communications in Medicine (DICOM) standard.  With a defined standard for the output of each screening device, complimentary automated threat detection software can be appended to any x-ray equipment.  The schedule for publication of this standard is being driven by the expected purchase by DHS/TSA of new security screening equipment for over 400 US airports.  Guardian is the co-chair of one of the three NEMA working groups drafting the standard.

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

Recent Developments - PinPoint™

Guardian continues to perform research and development activities in accordance with the terms of its February 17, 2009 extension for two years of the Cooperative Research and Development Agreement (“CRDA”) with the Transportation Security Administration (“TSA”) that was initially signed on August 18, 2006, and previously renewed on August 8, 2007 and February 12, 2008, with the United States Department of Homeland Security Science and Technology Directorate, for testing and validation of the PinPoint™ product capabilities at the Transportation Security Labs (TSL). The project began on September 5, 2006 for explosive image collection, which is being followed by refinement of the development and testing of PinPoint™.  While TSA certification is not absolutely essential to the acceptance of Guardian’s PinPoint™ product, we believe that having TSA certification and a business relationship with the TSA is important to our strategic growth plans, as the relationship represents an important opportunity to obtain contracts for the licensing of our baggage scanning applications and for future aviation and transportation security applications and solutions that we develop or enhance.

In November 2008, we received a funded research and development contract with the U.S. Department of Homeland Security (“DHS”), which was completed on February 27, 2009. As part of the project, we have also entered into a Mutual Non-Disclosure Agreement with DHS. The scope of work is focused on the expansion of PinPoint’s™ capabilities to include the detection of certain TSA specified explosives for future deployment on both existing and future deployed scanners.

In July 2008, we submitted to DHS Science and Technology group, under the auspices of the Support Anti-terrorism by Fostering Effective Technologies Act of 2002 (the “SAFETY Act”), a pre-application for designation valuation, a type of certification under the SAFETY Act. In late August 2008, we received a pre-application review by the Staff of the Office of SAFETY Act Implementation. Our final application for designation valuation will be submitted in 2009.

Also, we have submitted proposals to provide PinPoint™ for private facility security locations within the U.S. that are designated ‘high threat targets.” These opportunities would permit Guardian to have deployed sites in a public facility as well as other advantages.  We will continue to pursue opportunities for the deployment of our PinPoint™ product.

During 2008, we received three export licenses for demonstration purposes as we pursue opportunities in Saudi Arabia, India and South Africa.

Healthcare Signature Mapping™ Solution

In an effort to expand upon the use of our core technology 3i™ “intelligent imaging informatics,” we are migrating and adopting our threat detection algorithms and quantitative imaging capabilities for use in the imaging field of diagnostic radiology and pathology.  The technology is called Signature Mapping™.  Our Signature Mapping™ platform technology represents the technological basis upon which we expect all diagnostic radiology and pathology applications will be developed. Any Signature Mapping™ product introduced in the United States may be subject to Food and Drug Administration (“FDA”) review and approval, including with regard to its safety and effectiveness before we may begin marketing and selling any such product in the U.S. Such approval may require us to obtain extensive data from clinical studies to demonstrate such safety or effectiveness.  There may be similar regulatory requirements in foreign countries in which we seek to market and sell our healthcare CAD products.

The challenge for modern radiology is to improve the quality of clinical care while simultaneously reducing costs and improving patient outcomes.  To accomplish this goal, radiology has greatly expanded its use of various imaging modalities to include Nuclear Medicine, Ultrasound, Computer Tomography (“CT”), Magnetic Resonance Imaging (“MRI”), Positron Emission Tomography, and Digital Radiography (“X-ray”).  While significant improvements in diagnostic radiology have occurred using these imaging modalities, the same degree of technological advancements has not been available to help radiologists to accurately interpret and quantify the rapidly expanding number and diversity of imaging cases generated each day; and coupled with the level of difficulty in reading the image, radiologists are also prone to interpretation subjectivities, and misreads given the enormous patient loads and time constraints radiologists face each day. Studies and other literature indicate that radiologists are about 80% accurate at best in reading screening x-ray breast examinations - 75% accurate for women in their 40s. Certain studies have found that lesions are simply not detected 10 to 15% of the time.  Such knowledge has resulted in a tendency towards additional procedures, such as biopsies which sometimes prove unnecessary. While traditional computer aided detection (“CAD”) assists radiologists by marking anomalies without providing additional visualization or analytical tools, CAD applications have certain characteristics that limit their capabilities. CAD results are associated with high false positive rates. The pattern recognition algorithms employed by CAD restrict their functionality to searching for a specific disease within a specific imaging modality. Guardian is developing a new approach for radiographic image analysis based on our platform technology, Signature Mapping™.  It is the first image-analysis-based technology that we believe will be capable of “characterizing tissues” across a broad range of digital imaging modalities. The software has been designed to work seamlessly with Digital Imaging and Communication in Medicine (“DICOM”) images generated from any existing imaging modality.  It can be integrated into a Picture Archiving & Communication System (PACS) network, a stand-alone digital imaging modality, a diagnostic workstation or a clinical review workstation.

Similar to a person’s fingerprint, tissues have a unique structure. Each structure creates a unique pattern or “signature” that can be extracted from an image to differentiate, locate, identify, and classify by using our Signature Mapping™ technology.  Signature Mapping™ is expected to further help radiologists by visualizing the various structures within a particular tissue so they can be examined and quantified. This capability is expected to provide a next-generation image analysis, clarification, visualization and Signature Mapped™ “tissue characterization” and detection.  Management believes that it will add significant clinical value to a wide range of difficult to detect diseases in diagnostic radiology, by distinguishing and characterizing different tissue types in images regardless of the modality that generated the image.

Based on its ability to perform “tissue characterization”, Signature Mapping™ is expected to be capable of being used to analyze images generated across all imaging modalities without the need for new image capture hardware costs.  It will serve instead as a software-based, multi-modality approach to image analysis combined with Signature Mapping’s™ unique “tissue characterization” and detection. As a result, Signature Mapping™ is expected to be able to differentiate the contrast resolution between different tissue types, even when the material or tissue in the image is very diffuse or obscured by other objects, such as is the case where diseased lung tissue is located behind a rib in an x-ray chest examination. It is capable of displaying these ‘signatures’ in a way that empowers radiologists to make a more informed and confident diagnosis, even for hard to distinguish structures such as masses in dense breast tissue.

Signature Mapping™ appears to provide advantages for providing the knowledge for automatic detection.  The development of a “tissue characterization” and detection model employs the use of supervised machine learning and contextual image analysis to analyze and classify the features associated with the newly created “signatures.”  The fusion of these three technologies is known as Guardian’s Intelligent Imaging Informatics 3i™. Unlike other pattern recognition methodologies, the 3i™ solution can reveal and differentiate inherent structures for all materials in an image regardless of:  The imaging modality used to create the image; Location within the image: Shape or texture, and Object orientation even if obscured by its relationship to other materials.

Clinical Experience and Medical Accomplishments

While Signature Mapping™ is expected to be capable of use in a wide range of medical image analysis applications, our initial application product development efforts are focused in four areas:

•

detection of tuberculosis by analyzing digital images of stained sputum slides captured through a photo microscopy system;

•

breast cancer detection using x-ray mammography, MRI and ultrasound;

•

neurological imaging analysis through the detection and quantification of acute intracranial hemorrhage using non-contrast CT, normal pressure hydrocephalus,

•

multiple sclerosis using MRI; and

•

chest radiography targeted at tuberculosis and silicosis detection using digital x-ray.

Our research to-date includes five programs and studies conducted under the direction of the Image Processing and Informatics Laboratory at the University of Southern California (USC) using clinical data and images provided by: the Image Processing and Informatics Laboratory at USC, Howard University, and the South Florida Clinical Mammography Data Base.  In addition a program and study for the detection of TB in stained sputum slides through a photo microscopy system at the National Health Laboratories of South Africa.

We expect to compete with existing CAD manufactures such as iCAD, Hologic, Medipatten, Confirma, Siemens, or Carestream Health and manufacturers of dipstick or biomarker manufacturers, including SPAN Diagnostics Ltd., India,  Yayasan Hati Sehat (YHS), Indonesia and Wiener Laboratorios, Argentina .  We may also partner with one or more of these existing CAD manufacturers, or an emerging company with new technology for the CAD arena.  Once our products are commercially viable, we anticipate marketing and selling our products through original equipment manufacturers (“OEM”), or system integrators.

Although there is no current computer-aided-detection for TB sputum microscopy analysis, which can be identified as competition to Signature Mapping™, there are substitute technologies, which in the long run could compete for sputum specimen analysis.  The dipstick or biomarker approach could be considered a future competitor to Signature Mapping™. Ultimately, competition to our approach will be driven by its cost per procedure, ease-of-use, sensitivity specificity, and ability to be used by non-trained or lightly trained personnel in the point of care environment.  The emerging tests are Polymerase Chain Reaction, TB Breathalyzer, Q-Beta Replicase Assay, Transcription-Medicated Amplification, Ligase Chain Reaction, Strand Displacement Amplification, Nucleic Acid Sequence-Based Amplification and Branched DNA.

Recent Developments - Signature Mapping™

We continue the development of our automated TB sputum detection product, TBDx™ in collaboration with the Aurum Institute for Health Research (“Aurum”), in South Africa.  On October 17, 2008, we completed the development of a functional prototype of the automated TB software.  The prototype demonstrated our ability to collect sputum slide images, present those images within a viewer system, analyze in real time the images captured, and to automatically detect and quantify tuberculosis bacteria at relatively high rates of accuracy and low false positives. We installed the beta prototype Signature Mapping™ TBDx™ software in a “retrofit configuration” for evaluation by the National Health Laboratories (HLS) in South Africa.  The configuration included an Olympus florescent microscope, a 1.2 megapixel camera and a HP desktop computer configured to Guardian’s hardware specifications.  The evaluation included the data collection and evaluation to determine optimal performance configuration and possible impacts to different microscope and digital camera specifications and sputum slide quality.  A number of workflow considerations were evaluated to optimize detection and workflow integration for a particular laboratory setting.  The technical team was trained to detect and evaluate auramine stained tuberculosis specimens on various sputum slide levels of quality.  We identified additional business revenue opportunities and extended applications for Signature Mapping™ in the tuberculosis program.  These include: training, slide quality management, overall quality management and tuberculosis vs. bacterium species analysis in culturing, using Zeal-Nielsen staining process.  Additionally, our technical team collected a significant quantity of clinical data, customer insight and feedback from key HLS personnel on the optimal workflow for both the retrofit and “black box” requirements.  The TBDx™ application wrapper was stress-tested in a clinical application oriented environment.

The Company has submitted grant proposals to the following institutions for consideration in 2009: (1) in partnership with Howard University and the University of Virginia, to the U.S. Department of Defense for the detection and analysis of benign vs. malignant lesions using our Signature Mapping™ Mammography Region of Interest technology, (2) the U.S. Center for Disease Control and the National Institute of Occupational and Safety Health, for the automated detection of Silicosis on temporal registered x-ray images, (3) the National Cancer Institute a grant proposal for multi-modality computer-aided-diagnosis of breast cancer, and (4) a Promise Grant request to the Susan G. Komen Foundation for multi-modality computer-aided-diagnosis of breast cancer, including biological imaging.  There can be no assurance that the Company will be successfully in its efforts to obtain grant funding for these projects from these institutions or at all.

Healthcare Technology Solution - FlowPoint™

Our FlowPoint™ products consist of a web-enabled Radiology Information System (RIS) and Picture Archiving & Communication System (PACS), which manages radiology workflow, patient information, treatment history, and billing information. It also manages digital images through image viewers, compression technologies, storage, image archiving, image retrieval and transfer.

Due to the increased efforts and focus in developing our Signature Mapping™ imaging technology, we have discontinued active marketing of our FlowPoint™ products, and seek licensing arrangements with other software or hardware providers, who may use our RIS and PACS systems to complement their existing product line.  Accordingly, we entered into two licensing arrangements to-date.  The first in January 2008 with Rogan-Delft for a perpetual, nonexclusive and nontransferable license to use, modify, create derivative works from, market and sublicense our FlowPoint™ RIS product, and the second in January 2009 with Richard Mace Solutions Ltd for a perpetual, nonexclusive and nontransferable license to use, modify, create derivative works from, market and sublicense our RadWise RIS and PACS solutions. Our existing small customer base in England was assigned to Richard Mace Solutions Ltd for the purpose of continuous service to these customers.  Royalties generated from these licensing agreements is not anticipated to be a significant portion of our revenue.

Financial Condition, Going Concern Uncertainties and Events of Default

As of December 31, 2008, our revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn, is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. As discussed below, we are in default under the terms of our outstanding Series A Debentures which became due on November 7, 2008.  We received a notice of default from three holders of the debentures.  Also, we have outstanding trade payables and accrued salaries due to our employees in the aggregate amount of $2,125,735. During Fiscal 2008, we raised $15,000 from the exercise of employee stock options, $100,000 from the exercise of stock purchase warrants, received $2,443,975 of net proceeds from the issuance of common stock and warrants from various private placements, and $84,000 net proceeds from short-term promissory notes including $24,000 from Chief Executive Officer.

Our independent registered public accounting firm’s reports on the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2008, as well as our predecessor independent registered public accounting firm’s reports on the consolidated financial statements for the years ended December 31, 2006 and 2007, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

As of December 31, 2008, we had a cash balance of $80,777. Subsequently and through March 10, 2009, we collected outstanding trade receivables in the amount of $1,000, and received approximately $641,259 (net of commissions and expenses to the placement agent in the amount of $56,296) from the issuance and sale of common stock and warrants in a private placement.  Management believes these funds to be insufficient to fund our operations, absent any cash flow from operations or funds from a “best efforts” private placement we are conducting through a placement agent.  We are currently spending or incurring expenses of approximately $441,000 per month on operations and the continued research and development of our 3i technologies and products.  Management believes that we will require approximately an additional $5,292,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. This assumes that holders of our outstanding debentures convert such debentures into shares of our common stock of which there can be no assurance.  In the event the debenture holders do not convert such debentures or require payment of the interest and principal due November 7, 2008 (the maturity date of the debentures), partially convert such debentures, or effect the buy-in provision related to the warrants and the debentures, we may be required to raise additional financing.  The amount due to our debenture holders for interest and principal as of December 31, 2008, was approximately $3,611,494 (of which $3,228,205 represents principal and $383,289 in accrued interest), exclusive of potential default amounts disclosed below. Also, our Chief Executive Officer’s net outstanding noninterest-bearing loans were $226,000 at December 31, 2008.

If the proceeds from the financings are insufficient to fund our operations, pay our trade payables, and repay our unconverted debentures, our results of operations and financial condition could be materially and adversely affected.  There can be no assurances that we will be successful in our efforts to raise any additional financing, any bank borrowing, or grant funding to repay the debentures or in our efforts to renegotiate our convertible debentures. We previously anticipated receiving additional funding of $4,500,000 from two outstanding subscription receivables and, subsequently, determined that such subscriptions receivable may not be received and we may consider canceling such subscriptions receivable as no firm date for the closing has been identified.  Moreover, in view of the current market price of our stock, we may have limited or no access to the capital markets. Also, under the terms of our agreements with the debenture holders, we are subject to restrictions on our ability to engage in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is based upon the trading price of our securities after initial issuance or otherwise subject to re-set.   In view of the foregoing, we may be required to curtail operations significantly, or obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

Our outstanding convertible debentures of $3,228,205 became due on November 7, 2008.  We have received a notice from three holders of our debentures advising us that the debentures were due November 7, 2008, including payment of all accrued and unpaid interest, and that failure to pay the debentures in full, including certain late fees, constitutes an event of default under the debentures and that failure to remit payment of the debentures and all late fees may result in enforcement of their rights and remedies under the debentures and applicable law. As of the date of this report, except as noted below, the holders have not sought to enforce their rights under the debentures.  We are seeking to re-negotiate the terms of the debentures, including the repurchase of the debentures and/or seeking to extend their maturity date.  In such event, and as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. We did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008, October 1, 2008, and January 1, 2009.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after we become aware of such default, will be deemed an event of default. The Company is required to maintain the registration of the shares underlying the debentures and Series D Warrants as required under the terms of our agreements with the holders of the debentures which may be deemed an event of default under the Debentures. On August 11, 2008, after the Company received waivers of registration from 93% of the outstanding debentures for the shares underlying the debentures, we filed a request with the SEC to withdraw the April 28, 2008 Form S-1 Registration which withdrawal request is pending approval by the SEC  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  As of the date of this filing, three debenture holders have sent notices of default under such debenture, and we may be considered in default by other debenture holders. In anticipation of such election by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $722,299 as of December 31, 2008, which is reflected in the carrying value of the debentures.  This default amount was recognized as interest expense in the fourth quarter for the year ended December 31, 2007 of approximately $645,641, and an additional $76,658 during 2008.

During fiscal 2008, our total stockholders’ deficit increased by $1,551,294 to $8,894,941, and our consolidated net loss was $8,715,202. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, the Company’s deepening insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

In view of the foregoing, we are seeking to raise additional financing through one or more debt or equity offerings, bank borrowings, or grant funding.  On October 11, 2008, we engaged a placement agent to conduct a private placement of up to $10 million of our securities on a “best efforts” basis exclusively to certain accredited investors pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D.  Such securities will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.  As of March 10, 2009, we have raised a total of $830,234 (net of commission and other expenses of $91,766) through the private placement, and will issue to the placement agent an aggregate of 224,876 placement agent’s warrants exercisable for a period of 5 years from the date of issuance at a price of $0.41 per share.  Also, we are seeking research grant funding from sources in connection with the development of our Medical CAD products.  We have agreed to pay our placement agent a commission of 8% of the gross proceeds of the placement, to reimburse the placement agent’s expenses, and to issue the placement agent warrants to purchase 10% of our shares sold in the offering (but excluding the shares underlying the warrants issued to investors) which are exercisable at a price of $0.451 per share for five years from the date of issuance.

RECENT DEVELOPMENTS

Recent Financings

During 2008, Company employees exercised an aggregate of 30,000 stock options that resulted in the issuance of 30,000 shares of common stock for cash proceeds of $15,000.

In December 2008, we reset the exercise price of an aggregate of 1,499,998 warrants previously issued to certain investors in consideration of additional investments made by such investors in the Company’s securities during 2008.  The previous warrant exercise prices ranged from $0.70 to $1.75 and were reset to an exercise price of $0.41.  All other provisions of the new warrants remained the same as the initial warrants. The new warrants expire on December 2013.

In November and December 2008, the Company received direct investments from accredited investors of approximately $225,000 and issued 548,776 shares of common stock and an aggregate of 1,097,550 common stock purchase warrants.  The warrants are exercisable at a price of $0.41 per share, contain a cashless exercise provision, a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution provisions and other customary provisions. The warrants expire five years after the date of issuance.

In October 2008, Guardian accepted direct investments from accredited investors of $130,000 and issued an aggregate of 317,926 shares of common stock and 635,852 common stock purchase warrants. The warrants are exercisable at a price of $0.4089 per share, that contain a cashless exercise provision, a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution provisions and other customary provisions. The warrants expire in October 2013.

In September 2008, Guardian accepted direct investments from accredited investors of $75,000 and issued an aggregate of 183,419 shares of common stock and 366,839 common stock purchase warrants. The warrants are exercisable at a price of $0.4089 per share, contain a cashless exercise provision, a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution provision and other customary provisions. The warrants expire in September 2013.

On July 15, 2008, Guardian issued to an accredited investor an aggregate of 285,714 shares of its common stock and 428,570 Class H common stock purchase warrants for a purchase price of $200,000. The warrants are exercisable at a price of $0.70 per share contain certain anti-dilution provisions, a conditional call provision if the closing bid or sale price of our common stock on the trading market for the common stock equals or exceeds $5.00 for ten (10) consecutive trading days, and other customary provisions. The warrants expire in July 2013.

During May through July 2008, we reset the exercise price of an aggregate of 2,914,285 warrants previously issued to investors as inducement for additional investments made in the Company during the same period.  The previous warrant exercise prices ranged from $0.70 to $1.75 and were reset to an exercise price of $0.41 to $0.50.  All other provisions of the new warrants remained the same as the initial warrants. The new warrants expire between May 2010 and July 2013.

On May 29, 2008, an investor exercised 200,000 warrants to purchase common stock that resulted in the issuance of 200,000 shares of common stock for cash proceeds to the Company of $100,000.

On April 4, 2008, the Company accepted direct investment from an existing accredited investor of $1,000,000 and issued 1,428,570 shares of common stock and 2,142,850 common stock purchase warrants.  The warrants are exercisable at a price of $0.70 per share that contain a conditional call provision if the market price of each share exceeds $5.00, certain anti-dilution provisions and other customary provisions. The warrants expire in April 2013.

During March of 2008, the Company agreed to convert an outstanding promissory note in the principal amount of $100,000 into 142,857 shares of common stock and 214,285 common stock purchase warrants.  The warrants exercisable at a price of $0.70 per share; contain a conditional call provision if the market price of each share exceeds $5.00, certain anti-dilution provisions and other customary provisions. The warrants expire in March 2013.

On March 5, 2008, the Company accepted direct investment from an existing accredited investor of $150,000 and issued 214,286 shares of common stock and 321,428 common stock purchase warrants.  The warrants are exercisable at a price of $0.70 per share; contain a conditional call provision if the market price of each share exceeds $5.00, certain anti-dilution provisions and other customary provisions. The warrants expire in March 2012.

On February 5, 2008, the Company accepted direct investment from an existing accredited investor of $700,000 and issued 1,000,000 shares of common stock and 1,500,000 common stock purchase warrants.  The warrants are exercisable at a price of $0.70 per share; contain a conditional call provision if the market price of each share exceeds $5.00. The warrants expire in February 2012.

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

During the Fiscal year ended December 31, 2008, the temporary equity account was decreased and the permanent equity account increased by $123,911, for the change in the estimated redemption value of the outstanding shares currently held by the shareholders of Difference Engines Corporation. Since the acquisition of the intellectual property and through December 31, 2008, the cumulative effect on the temporary equity account for the change in the estimated redemption value of the outstanding shares held by the shareholders of Difference Engines Corporation is a reduction of $1,356,775, and due to the sale of Guardian stock previously held by the shareholders of Difference Engines Corporation is a reduction of $633,053.  Therefore, the balance of the temporary equity account for the purchase of the intellectual property owned by Difference Engines as of the balance sheet date is $54,400.

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

•

Each faces significant current and ongoing problems related to exponential image data volume growth versus decreasing information quality.

•

Each requires new approaches to its challenges, as previous solutions have become less effective.

•

Each requires sophisticated solutions that build on a common platform that can be easily customized.

•

Most importantly, Guardian’s core competencies and newly developed techniques apply across all of the market problems we are addressing.

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

•

Leverage Guardian’s technology, experienced management team, research and development infrastructure.

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

To achieve our strategic vision, we are aware of the need to exercise financial and operational discipline necessary to achieve the proper blend of resources, products and strategic partnerships.  These efforts can accelerate our ability to develop, deploy and service a broad range of intelligent imaging informatics solutions directly to our target markets and indirectly through OEM/value added reseller (“VAR”) partners.  During 2008, we continued implementing changes across the spectrum of our business. We refined our marketing strategy and enhanced our PinPointTM and Signature MappingTM product offerings.

Our Strategic Achievements During 2008

In line with our strategic plan, during fiscal 2008, we accomplished the following:

PinPoint™:

•

Completed the integration of PinPoint™ with AutoClear’s 6040  x-ray scanner as part of the  2007 Strategic Alliance and Joint Development Agreement with Control Screening, LLC, d/b/a AutoClear, to deliver a fully integrated, automated threat detection hardware and software solutions for the homeland security marketplace.

•

Taken an active role in the joint Department of Homeland Security (DHS) and National Electrical Manufacturers Association (NEMA) to develop a Digital Imaging and Communication in Security (DICOS) standard.  Initially as a technical committee member and now as the co-chair for the digital radiography working group.  Under this standard, we expect to be able to use the output from any machine compliant with the standard in our threat detection software.

•

Received funding under a research and development contract with the U.S. Department of Homeland Security (“DHS”).  As part of the project, we have also entered into a Mutual Non-Disclosure Agreement with DHS. The scope of work is focused on the expansion of PinPoint’s™ capabilities to include the detection of certain TSA specified explosives for future deployment on both existing and future deployed scanners.

•

Submitted to DHS Science and Technology group, under the auspices of the Support Anti-terrorism by Fostering Effective Technologies Act of 2002 (the “SAFETY Act”), a pre-application for designation valuation, a type of certification under the SAFETY Act. In late August 2008, we received a pre-application review by the Staff of the Office of SAFETY Act Implementation. Our final application for designation valuation is expected to be submitted in 2009.

Signature Mapping™:

•

Signed a Master Development Agreement with the Aurum Institute for Health Research, a leading international research institute in South Africa that is committed to the detection and treatment of HIV, malaria and tuberculosis. Together, we expect to work towards the development of a fully automated imaging analysis system for the early identification of tuberculosis and malaria.

•

Signature Mapping™ Tuberculosis Program

▪

Completed a business analysis to investigate and identify the size and commercial opportunity for the development of Signature Mapping™ detection and quantification product to be used for the analysis of stained sputum slides world wide.

▪

Conducted a fact-finding trip to the National Health Sciences Laboratory in South Africa in the second quarter of 2008 to develop a customer requirement and technical specification for a Signature Mapping™ product that would automatically detect and quantify tuberculosis bacteria in stained sputum slides. South Africa ranks 7th in the world for TB incidence and is consider on the cutting edge of new detection technologies and drug therapies for the treatment of

TB. We secured agreement with the National Labs to support Guardian’s development activities with clinical information and image gathering for the development of a clinical prototype.

▪

Successfully completed Signature Mapping™ detection feasibility adequately demonstrating core Guardian technology is capable of performing automatic clinical detection of tuberculosis in auramine stained sputum slides.  Tuberculosis image data collection was conducted at the National Health Sciences Laboratory to support prototype development.  Guardian completed Signature Mapping™ development successfully demonstrating clinically significant automatic detection rates for tuberculosis bacteria in auramine stained sputum samples.

▪

Completed the development of a tuberculosis product prototype.  The product is called, Signature Mapping™ TBDx™ which is composed of two major extensible modular products.  An automated Signature Mapping™ tuberculosis detection module built on core 3i™ technology and a tuberculosis viewing and analysis workstation.  Each module can be further developed and sold separately, but Guardian has chosen to develop a turn-key application workstation specifically for the purposes of analysis, detection, viewing and reporting of tuberculosis bacteria in auramine stained sputum samples.

▪

The Signature Mapping™ workstation is comprised of four major modules; a detection module, a viewing module which provides image analysis, annotation and image capture tools, a TB image specimen archive and patient information database and a patient reporting module.  The Signature Mapping™ TBDx™ workstation was completed and delivered for internal evaluation and testing in December of 2008.  Internal testing was extremely successful with very high sensitivity and specificity rates permitting Guardian to establish a clinical beta site at the National Health Laboratory Sciences in the second quarter of 2009.

▪

Extended our contractual relationship with Aurum by signing a Memorandum of Understanding establishing the intention of both parties to collectively develop, clinically evaluate, market and sell, initially in South Africa but eventually in sub-Saharan Africa, our Signature Mapping™ TBDx™ product.

•

Signature Mapping™ Breast Cancer Imaging Program

▪

Developed a market analysis and product roadmap for Signature Mapping™ applications directed to digital mammography and breast ultrasound market applications. The product roadmap and market analysis has identified certain business opportunities for Signature Mapping™ and 3i™ detection technologies.

▪

Signature Mapping™ development has made progress since 2007 and has focused on clinical applications.  The development and image analysis has been primarily focused on the differentiation of benign versus malignant lesions by employing Signature Mapping™ as an automated detection and differentiation tool.  This technology has been focused on regions of interest in both ultrasound screening and digital mammography.  Initial feasibility has shown clinical promise.  Some of the breast ultrasound Signature Mapping™ region of interest work was conducted in collaboration with an ultrasound OEM supplier.

▪

On November 26, 2008, we filed a provisional patent application for the detection of specific features which reflect the growing structures of a Carcinoma in mammograms and ultrasound images. The provisional patent encompasses Guardian’s newly developed image analysis methodology whereby cancerous lesions express “signatures” that have a high presence of oriented clouds of “pixel data.” Details in these clouds reflect specific directions of growth of the abnormal cells.  Benign lesions examined to date have not exhibited such growth patterns.

•

 Signature Mapping™ Applications for Acute Intracranial Hemorrhage and Silicosis

▪

Completed preliminary product roadmaps for Signature Mapping™ detection and quantification for both acute intracranial hemorrhage using CT scans and silicosis detection in the chest using digital radiography.

Other activities:

•

Received net proceeds of approximately $2,443,975 from certain private placements of our securities, $15,000 from employee stock options exercised, $100,000 from the exercise of common stock purchase warrants, and $84,000 net proceeds from short-term promissory notes, including $24,000 from the Company’s Chief Executive Officer.

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

Vital to our business strategy are partnerships that contribute to our product innovation efforts or expand the distribution of our products. Our goal is to have partners in certain target markets, primarily the international markets, focused on distributing and servicing our PinPoint™ and Signature Mapping™ software products as they become commercially viable. In addition, we propose to develop and leverage additional technology partnerships to expand our product offerings or enhance our existing products to appeal to a specific market.

OUR PRODUCTS

Our Core Technology - 3i™ Engine

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

Guardian’s core technology is an “intelligent imaging informatics” (“3i™”) engine that is capable of extracting embedded knowledge from digital images, and has the capacity to analyze and detect image anomalies. The technology is not limited by type of digital format.  It can be deployed across divergent digital sources such as still images, x-ray images, video and hyper-spectral imagery. To date, the technology has been tested in the area of threat detection for baggage scanning at airports, for bomb squad applications and the detection of tuberculosis by analyzing digital images of stained sputum slides captured through a photo microscopy system.  Varying degrees of research and development have been conducted in the areas of detection for cargo scanning, people scanning, military target acquisition in a hyper-spectral environment, and satellite remote sensing ground surveys.  Product development in these areas is ongoing, and while there can be no assurance, we believe that the technology should produce results equal to or greater than those currently achieved in baggage scanning.

Currently, we are focused on providing technology solutions and services in two primary markets, healthcare and aviation/homeland security.  However, as new or enhanced solutions are developed, we expect to expand into other markets such as military and defense utilizing hyper-spectral technology, and imaging diagnostics for the medical industry.  We may also engage in one or more acquisitions of businesses that are complementary to our business.   Furthermore, we may also engage in one or more acquisitions of businesses that are complementary to our business as well as we may form wholly-owned subsidiaries to operate within defined vertical markets.

Our Principal Products

Our principal products are Aviation/Homeland Security Technology (PinPoint™) and Healthcare (Signature Mapping™) solutions:

Aviation/Homeland Security Technology Solution - Pinpoint™

Combining proprietary technology platforms in imaging and knowledge extraction, we have developed an “intelligent imaging informatics” software solution, PinPoint™, that can identify threat items; notify screeners of the existence of threat items; and speed the security process by eliminating unnecessary baggage checks, provide the screener with an instantaneous second opinion, and reduce processing time spent on false positives (baggage selected for security review that contains no threat items).

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

In summary, the principal features of our PinPoint™ product are as follows:

•

Intelligent imaging informatics technology for the detection of guns, explosives, and other threat items at airport baggage areas.

•

Operates on a UNIX platform, contains an application interface for ease of use and connectivity, and is hardware agnostic.

•

We have 14 pending patent applications (U.S. and foreign) covering the implementation of our core 3i™ technology.

•

Independently tested to high levels of reliability.  Outperformed current technologies by increasing detection rates and lowering false positives (current performance data based on reports by industry experts).

•

Multi-process application built on a foundation of algorithms, image filters, statistics, and physics.

We believe PinPoint™ is reaching technological feasibility as certain high-risk development issues are being addressed for the integration with manufacturers’ scanning equipment.  A major joint initiative between the Department of Homeland Security (DHS) and the National Electrical Manufacturers Association (NEMA) is expected to open a path to increase the interoperability of security equipment and provide a mechanism to use third party threat detection software as part of the screening solution.  This enabling initiative is the Digital Imaging and Communications in Security (DICOS) standard, similar to the Digital Imaging and Communications in Medicine (DICOM) standard.  With a defined standard for the output of each screening device, complimentary automated threat detection software can be appended to any x-ray equipment.  The schedule for publication of this standard is being driven by the expected purchase by DHS/TSA of new security screening equipment for over 400 US airports.  Guardian personnel are participating in one of the three NEMA working groups drafting the DICOS standards.

The “intelligent imaging informatics” engine, which serves as the foundation for the PinPoint™ product, adapts readily to the analysis and detection of objects of interest across divergent digital sources:  still images, video, and hyper-spectral images.  The 3i™ technology platform can be deployed across many automated detection applications:  cargo scanning, body scanning, military target acquisition, healthcare disease detection and anomaly identification, and to perform satellite remote sensing ground surveys.  Our research and development activities to adapt our 3i™ technology to many of these detection applications have already commenced.  Most of the fundamental ‘ground truths’ associated with baggage scanning hold true for body scanning; the hardware technology for body scanning is advancing as the baggage scanners and their potential physical impact on humans.  Our research and development work has also included, on a preliminary basis, the development of 3i™ technology for deployment in the hyper-spectral environment.  One such use within the hyper-spectral environment would be a military use for target acquisition.

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

Healthcare - Signature Mapping™ Solution

In an effort to expand upon the use of our core technology 3i™ “intelligent imaging informatics,” we are migrating and adopting our threat detection algorithms and quantitative imaging capabilities for use in the imaging field of diagnostic radiology and pathology.  The technology is called Signature Mapping™.  Our Signature Mapping™ platform technology represents the technological basis upon which we expect all diagnostic radiology and pathology applications will be developed. Any Signature Mapping™ product introduced in the United States may be subject to Food and Drug Administration (“FDA”) review and approval, including with regard to its safety and effectiveness before we may begin marketing and selling any such product in the U.S. Such approval may require us to obtain extensive data from clinical studies to demonstrate such safety or effectiveness.  There may be similar regulatory requirements in foreign countries in which we seek to market and sell our healthcare CAD products.

The challenge for modern radiology is to improve the quality of clinical care while simultaneously reducing costs and improving patient outcomes.  To accomplish this goal, radiology has greatly expanded its use of various imaging modalities to include Nuclear Medicine, Ultrasound, Computer Tomography (“CT”), Magnetic Resonance Imaging (“MRI”), Positron Emission Tomography, and Digital Radiography (“X-ray”).  While significant improvements in diagnostic radiology have occurred using these imaging modalities, the same degree of technological advancements has not been available to help radiologists to accurately interpret and quantify the rapidly expanding number and diversity of imaging cases generated each day; and coupled with the level of difficulty in reading the image, radiologists are also prone to interpretation subjectivities, and misreads given the enormous patient loads and time constraints radiologists face each day. Studies and other literature indicate that radiologists are about 80% accurate at best in reading screening x-ray breast examinations - 75% accurate for women in their 40s. Certain studies have found that lesions are simply not detected 10 to 15% of the time.  Such knowledge has resulted in a tendency towards additional procedures, such as biopsies which sometimes prove unnecessary. While traditional computer aided detection (“CAD”) assists radiologists by marking anomalies without providing additional visualization or analytical tools, CAD applications have certain characteristics that limit their capabilities. CAD results are associated with high false positive rates. The pattern recognition algorithms employed by CAD restrict their functionality to searching for a specific disease within a specific imaging modality. Guardian is developing a new approach for radiographic image analysis based on our platform technology, Signature Mapping™.  It is the first image-analysis-based technology that we believe will be capable of “characterizing tissues” across a broad range of digital imaging modalities. The software has been designed to work seamlessly with Digital Imaging and Communication in Medicine (“DICOM”) images generated from any existing imaging modality.  It can be integrated into a Picture Archiving & Communication System (PACS) network, a stand-alone digital imaging modality, a diagnostic workstation or a clinical review workstation.

Similar to a person’s fingerprint, each tissue has a unique structure. Each structure creates a unique pattern or “signature” that can be extracted from an image to differentiate, locate, identify, and classify by using our Signature Mapping™ technology.  Signature Mapping™ is expected to further help radiologists by visualizing the various structures within a particular tissue so they can be examined and quantified. This capability is expected to provide a next-generation image analysis, clarification, visualization and Signature Mapped ™ “tissue characterization” and detection.  Management believes that it will add significant clinical value to a wide range of difficult to detect diseases in diagnostic radiology by distinguishing and characterizing different tissue types in images regardless of the modality that generated the image.

Based on its unique properties, Signature Mapping™ is expected to be capable of being used to analyze images generated across all imaging modalities without the need for new image capture hardware costs.  It will serve as a software-based, multi-modality approach to image analysis when combined with Signature Mapping’s™ unique” tissue characterization” and detection. As a result, Signature Mapping™ is expected to differentiate the contrast resolution between different tissue types, even when the material or tissue in the image is very diffuse or obscured by other objects, such as is the case where diseased lung tissue is located behind a rib in an x-ray chest examination. It is capable of displaying these ‘signatures’ in a way that empowers radiologists to make a more informed and confident diagnosis, even for hard to distinguish structures such as masses in dense breast tissue.

Signature Mapping™ appears to provide advantages for providing the knowledge for automatic detection.  The development of a “tissue characterization” and detection model employs the use of supervised machine learning and contextual image analysis to analyze and classify the features associated with the newly created “signatures.”  The fusion of these three technologies is known as Guardian’s Intelligent Imaging Informatics 3i™. Unlike other pattern recognition methodologies, the 3i™ solution can reveal and differentiate inherent structures for all materials in an image regardless of the imaging modality used to create the image, the location within the image, the shape or texture, and the object orientation even if obscured by its relationship to other materials.

Clinical Experience and Medical Accomplishments

While Signature Mapping™ is expected to be capable of use in a wide range of medical image analysis applications, our initial application product development efforts are focused in four areas:

•

detection of tuberculosis by analyzing digital images of stained sputum slides captured through a photo microscopy system;

•

breast cancer detection using x-ray mammography, MRI and ultrasound;

•

neurological imaging analysis through the detection and quantification of acute intracranial hemorrhage using non-contrast CT, normal pressure hydrocephalus, and multiple sclerosis using MRI;

•

chest radiography targeted at tuberculosis and silicosis detection using digital x-ray.

In July 2007, we entered into an agreement with the Medical Imaging Informatics (MI2) at the Keck School of Medicine, University of Southern California to conduct a multiple-phase process to clinically evaluate, and give feedback on potential enhancements to, our 3i™ “intelligent imaging analysis” solutions as applied to medical radiology imaging.  Our 3i™ product segments clarifies, distinguishes and identifies organic objects even when masked by one or more other objects of similar density and chemical composition.  This is an expected product extension of our 3i™-based computer-aided detection technology in adapting scientific principles employed for explosives detection to medical image analysis.  We continued our collaboration relationship with a new agreement dated July 19, 2007 for a one year term, to include clinical studies for our Signature Mapping™ product.  The first half of the collaboration focused on image-based visualization and CAD solutions for the detection of breast cancer on mammograms, and the second half of the collaboration will be for the detection of small acute intracranial hemorrhage (“AIH”) on CT.

Our research to-date includes five programs and studies conducted under the direction of the Image Processing and Informatics Laboratory at the University of Southern California (USC) using clinical data and images provided by: the Image Processing and Informatics Laboratory at USC, Howard University, and the South Florida Clinical Mammography Data Base.  In addition a program and study for the detection of TB in stained sputum slides through a photo microscopy system at the National Health Laboratories of South Africa.

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

Tuberculosis – Sputum Microscopy

Commercial interest in TB diagnostics has been limited by a lack of detailed information on the size and characteristics of the TB diagnostic market.  An international network of contacts and investigators has for the first time, yielded a strategic overview of the current global market for TB diagnostics, encompassing testing for active disease caused by TB, as well as detecting latent infection, monitoring response to treatment, and drug-susceptibility testing (DST).  This information has been compiled and published by the World Health Organization (WHO). This analysis indicates that annually over US$1 billion is spent worldwide on TB diagnostics, a figure over twice as large as the current market for TB drugs.  One-third (US $326 million) of this money is spent outside of the established market economies (EME), where 73% of TB diagnostic testing takes place.  Lower labor costs primarily account for the lower cost per test performed in developing countries.

According to WHO published reports from 2005, sputum smear microscopy (83 million annual cases) and chest radiography (47 million annual x-rays) for active disease are by far the most common tests performed in middle-income and low-income countries. These tests eclipse the use of higher performance more complex and expensive tests, such as culture and nucleic acid testing (NAT).  Skin testing with purified protein derivative (PPD) is the highest volume TB diagnostic test used in the EME (40 million annual tests), where it makes up half the total market, reflecting the importance of detection of latent infection in those countries.  (See “Global Tuberculosis Control- surveillance, planning and financing,” WHO Report 2005.)

WHO guidelines recommend diagnosis of active TB by identification of tubercle bacilli in sputum smears using a light microscope for Ziehl-Neelsen-stained specimens or under a fluorescence microscope for rhodamine/auramine stained sputa.  There is scientific consensus that fluorescence microscopy is superior for the identification of tubercle bacilli.

Lung Disease Detection – Tuberculosis

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

Clinical Value of Signature Mapping™

In connection with the development of our TBDx product, we have partnered with the Aurum Institute for Health Research (“Institute”).  The Aurum Institute, headquartered in Johannesburg, South Africa, is an internationally recognized medical research organization, a world leader in research and treatment involving tuberculosis, HIV/AIDS, malaria and other infectious diseases.  Under the collaborative partnership, Guardian and the Institute’s scientists are expected to collaborate to perfect the use of Signature Mapping™ imaging technology to automatically detect, identify and quantify the bacteria that causes tuberculosis. Automation of these processes with Guardian's technology is expected to reduce labor costs, provide more timely diagnosis and delivery of therapeutic treatments, eliminate human errors and sharply improve detection rates and accuracy of diagnosis.  The Aurum Institute has also partnered with Guardian to expand its activities within the mining industry to include detection of silicosis. Silicosis is a form of lung disease resulting from occupational exposure to silica dust over a period of years. Silicosis causes slowly progressive fibrosis of the lungs, impairment of lung function and a tendency to tuberculosis of the lungs. In early internal tests, Signature Mapping™ has been shown to be capable of detecting silicosis.

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

Clinical Value of Signature Mapping™

On the basis of our initial studies, the signatures of malignant tumors in mammograms exhibit significant differences when compared with cysts, benign lesions, or dense breast tissue after being processed with Signature Mapping™.  Measurable differences exist among different breast structures in both the spatial and frequency domains.  Signatures of different tissues vary in their entropy, linearity, boundary gradients, and homogeneity. As a result, the internal structure of masses in dense breast tissue can be characterized and identified and displayed radiographically to the clinician. Signature Mapping™ is expected to visually display levels within the tumor and distortions in the breast geometry outside the tumor.

The effectiveness of these algorithms was evaluated through a pilot study conducted with the Norris Cancer Center at the University of Southern California. The study consisted of two sets of mammographic cases, a training set and a testing set.  Both sets contained 40 normal and 40 confirmed solid cancer masses and were matched for levels of interpretation difficulty and patient age, variations in breast density, and types of tumors. Guardian used the training set for the development of its algorithms and for training the participating radiologists in the study.  The test set was used in the pilot study to gain clinical feedback and determine the effectiveness of the radiologist’s interpretations using Signature Mapping™. Preliminary clinical results based on the visual performance of five highly-skilled and experienced mammographers using the mammography-specific Signature Mapping™ process demonstrated improved accuracy and ease of use in the study.

Clustered micro-calcifications may be the only visually detectable manifestation of early breast cancer. Mammography is very responsive to the presence of micro-calcifications, however, the specificity of mammography remains low.  Benign calcifications cannot always be distinguished from those indicating malignancy resulting in a large population of women who do not have cancer, but are subjected to biopsy.  Using Signature Mapping™ we expect that the miniscule structures within micro-calcifications can be characterized and their potential for pathology identified by the radiologists.

While carcinomas are rarely found in cysts, they are difficult to accurately diagnose through the use of mammography because they cannot be distinguished from other well circumscribed solid masses unless they display several characteristic patterns of calcification. Guardian is optimizing Signature Mapping™ for the accurate characterization of cysts as part of ongoing development that includes an early-onset cancer detection model.

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

Source: Center for Integration of Medicine and Innovative Technology.

Detection

For acute stroke patients, non-contrast head CT scanning is mandatory for rapidly distinguishing ischemic from hemorrhagic infarction and for defining the anatomical distribution of the stroke.  Patients with acute ischemic stroke may be triaged to receive thrombolytic therapy to break the clot, while patients with hemorrhagic stroke follow a different diagnostic and therapeutic pathway.  CT scans also may rule out other life-threatening processes such as hematoma, neoplasms and abscesses.

For patients with TBI, with or without a fracture, the most critical factor is determining if a brain injury is present.  CT scan is used most often to evaluate acute head injuries; a major indicator of brain injury is the presence of intracranial bleeding.  CT is useful for identifying injuries to the brain itself and to determine the presence, location and severity of bleeding. Data collected from the research company IMV indicates that in 2006, about 62 million CT procedures was conducted in the United States, and estimated that between 38 and 50 percent of those studies were conducted to image the brain.

Clinical Value of Signature Mapping™

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

Under our test conditions, Signature Mapping™ has been demonstrated in all cases to be an accurate and sensitive tool for the detection of acute intracranial bleeds. It has also demonstrated an ability to differentiate between small intracranial bleeds that are less than 5% subdural hematoma from difficult to discern bone hardening artifacts typical in most CT scans. In an early study results of ER physicians, general radiologists and neuro-radiologists; Signature Mapping™ improved the performance of all three groups, and more importantly, elevated the detection performance level of the emergency room physicians to those equaling the neuro-radiologists.

Results of the multiple sclerosis study found that Signature Mapping™ algorithms are capable of accurately detecting lesions and, importantly, providing accurate automated measurements of the size and overall lesion volumes. Compared to clinical observers, Signature Mapping™ proved to be a more sensitive tool for detecting lesions that were considered marginal or undetectable and provided extremely accurate measurements while reducing the radiologist analysis time to just seconds.

Normal Pressure Hydrocephalus (NPH) was also analyzed by IPI. The challenge facing the radiologist is determination of whether the pressure changes in the ventricles are caused by the normal course of aging or as a result of an anomaly. Signature Mapping™ detected and quantified the ventricles and cranial spinal fluid visualized from the MRI images. IPI reviewed the results of utilizing Signature Mapping™ and determined that the results accurately detected cerebral spinal fluid, provided a methodology for segmenting the ventricles, and determined and quantified ventricular size and volume.

Healthcare Technology Solution - FlowPoint

Our FlowPoint™ products consist of a web-enabled Radiology Information System (RIS) and Picture Archiving & Communication System (PACS), which manages radiology workflow, patient information, treatment history, and billing information. It also manages digital images through image viewers, compression technologies, storage, image archiving, image retrieval and transfer.

Due to the increased efforts and focus in developing our Signature Mapping™ imaging technology, we have discontinued active marketing of our FlowPoint™ products, and seek licensing arrangements with other software or hardware providers, who may use our RIS and PACS systems to complement their existing product line.  Accordingly, we entered into two licensing arrangements to-date.  The first in January 2008 with Rogan-Delft for a perpetual, nonexclusive and nontransferable license to use, modify, create derivative works from, market and sublicense our FlowPoint™ RIS product, and the second in January 2009 with Richard Mace Solutions Ltd for a perpetual, nonexclusive and nontransferable license to use, modify, create derivative works from, market and sublicense our RadWise RIS and PACS solutions. Our existing small customer base in England was assigned to Richard Mace Solutions Ltd for the purpose of continuous service to these customers.  Royalties generated from these licensing agreements is not anticipated to be a significant portion of our revenue.

MARKETS AND COMPETITION

Aviation Security Screening Products

Market

Initially, management has focused its principal development and marketing efforts for its PinPoint™ product on the market for airport baggage screening technology solutions. However, as discussed further below, and although there can be no assurance, management believes that its PinPoint™ solution is also capable of being adapted for use in the people portal and cargo screening markets.  The following discussion focuses on the market for baggage screening solutions; however, we have also provided an overview of the potential market for people portal and cargo screening technology solutions, potential future markets for our PinPoint™ product.

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

Currently, there are limited standards within the aviation security marketplace for the testing and validation of software technology solutions.  To date the marketplace has placed a premium on the newest innovations in hardware technology and has failed to grasp how a threat detection software solution can succeed.

A major joint initiative between the Department of Homeland Security (DHS) and the National Electrical Manufacturers Association (NEMA) is expected to open a path to both increase the interoperability of security equipment as well as providing a mechanism to use third party threat detection software as part of the screening solution.  This enabling initiative is the Digital Imaging and Communications in Security (DICOS) standard, similar to the Digital Imaging and Communications in Medicine (DICOM) standard.  With a defined standard for the output of each screening device, complimentary automated threat detection software can be appended to any x-ray equipment.  The schedule for publication of this standard is being driven by the expected purchase by DHS/TSA of new security screening equipment for over 400 US airports.  Guardian is the co-chair of one of the three NEMA working groups drafting the standard.

As highlighted below in a recent NEMA article, “DICOS - Homeland Security Spending Keeps on Growing” - Published Friday, January 16, 2009 11:05 AM by Harry Massey, U.S. government expenditure for security solutions is expected to increase.  Management believes that Guardian is positioned to be a third-party solution provider leveraging the standard output of all future security equipment procured by the US Government.  NEMA stated “Global homeland security spending has received a major boost in light of recent international terrorist events, as countries look at new ways to thwart terrorists and secure borders. Spending in the industry is expected to triple to $178 billion by 2015.  Security-related spending will include more sophisticated information technology and the protection of other vulnerable terrorist targets.  With the initial focus on airport security, NEMA has stepped up its outreach to DHS and TSA. Currently developing DICOS, the new NEMA standard will capture scans of checked baggage so that scans can be read by threat detection software. The new standard will facilitate interoperability of security-imaging equipment. With DHS/TSA expected to purchase new equipment for over 400 U.S. airports, NEMA members have joined with DHS to develop the standard.  With Phase 1 of DICOS expected to be completed this year, NEMA has begun looking at other modalities. The security industry is looking at border, rail, seaport, industrial and nuclear plant security.”

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

Information regarding the amount of the TSA’s annual budget allocated for the purchase of software solutions that are able to detect threat items at U.S. airports and other similar facilities, such as PinPoint™, is not readily discernible from publicly available information or independent research reports. However, management estimates, based upon information derived from the FY 2006 and requested FY 2007 United States Department of Homeland Security (DHS) budget, that the DHS budget allocation for FY 2006 for software solutions that are able to detect threat items at U.S. airports and other facilities, such as PinPoint™, was approximately .77% of the DHS’ $41.1B budget, and that the budget allocation for the proposed FY 2007 DHS budget will be approximately 2.25%.  In addition, management estimates that the worldwide market for solutions such as PinPoint™ is estimated to be approximately twice the United States’ Homeland Security budget.  These estimates have been prepared by Guardian’s management and reflect certain assumptions of such management.  There can be no assurance that these estimates are or will prove to be accurate or that budget allocations or these estimates may not change, based upon changes in government’s budget priorities and other factors.

In addition to the baggage screening market, management expects to target the following additional markets for PinPoint™.  Further evaluation and market studies are required in order for a business plan to be developed and the assessment of development efforts necessary before entering the “People Portal” and “Cargo Scanning” markets.

People Portals

Almost every threat that requires people screening is currently monitored by a different system (explosives, weapons, biological, chemical, and nuclear/radiological).  Management believes that today's people screening systems deliver unacceptable performance (high ‘false alarm’ rates, slow processing throughput, continued dependence on human detection, and high transaction costs).  Over a period of 10 years (2001-2010) the total U.S. annual people screening outlay is expected to grow to over 15 times its current size.  Sales of $590 million in 2001 are forecasted to grow to $3.5 billion in 2006 and to $9.9 billion in 2010. The compound annual growth rate is expected to be over 50% for the 2003-2010 periods. Management believes that the market for people portals that utilize imaging as its detection methodology is a sub-set, and is estimated at 50% of the entire forecasted market of which management believes PinPoint™ can address.  See HSRC report, “2003-2010 People Screening Weapon & Explosives Detection Market Report.”

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

Cargo Scanning

Currently, less than 10% of worldwide shipped cargo is screened, and even with that small of a sampling the screening is only preformed to identify a limited number of threats, not the entire array of threats (explosives, weapons, biological, chemical and radiological/nuclear). Terrorism threats to disrupt western economies, and regulatory changes driven by the U.S., specifying requirements for cargo shipped into the U.S., are expected to bring dramatic changes in this industry.  Management believes that the 10 companies currently active in the field of cargo inspections will have to redesign their systems to meet the post 9/11 threat of weapons of mass destruction.  Through market studies, which we will undertake before expending significant resources, an assessment of market penetration and developmental requirements will be completed which we expect will clearly identify our PinPoint™ product introduction into this market.

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

Competition

The competition between the manufacturers of baggage (hand-held and small parcel) screening, luggage and large parcel screening, people screening for weapons and explosives detection, container and vehicle screening, and cargo screening is intense.  These same equipment manufacturers represent Guardian’s major competition, and include: AS&E, Smiths-Detection, OSI Rapiscan, GE-InVision, and L3, each of which is better capitalized and has greater marketing and other resources than Guardian.  The competition between manufacturers is intense in view of amounts appropriated by the U.S. Government for threat detection technologies. What is not so obvious is that the manufacturers that once held the largest share of installed base are at risk due to aging and inadequate technology.  Due to the agnostic nature of PinPoint™, we believe we can integrate PinPoint™ with any manufacturer’s scanning equipment.  We believe our technology improves the efficiency of the underperforming hardware and extends the obsolescence of the existing scanning equipment.  Funds previously appropriated for the upgrade or replacement of the in-place scanners could then be redeployed for the acquisition of required technologies such as body scanners or cargo scanners.

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

The market for contraband detection systems software is anticipated to become intensely competitive and is characterized by continuously developing technology and frequent introductions of new products and features. We expect competition to increase as other companies introduce additional and more competitive products in the aviation security market and as we develop additional capabilities and enhancements for PinPoint™ and new applications for our technology. Historically, the principal competitors in the market for explosive detection systems have been GE-InVision, Vivid Technologies, Inc., EG&G Astrophysics, Smiths-Detection, Thermedics Detection Inc., and Barringer Technologies Inc. Each of these competitors provides aviation security solutions and products for use in the inspection of checked and carry-on luggage.  We expect certain major corporations competing in other markets to enter the aviation security market.

Guardian believes that its ability to compete in the aviation security market is based upon such factors as: product performance, functionality, quality and features; quality of customer support services, documentation and training; and the capability of the technology to appeal to broader applications beyond the inspection of checked and carry-on baggage. Although we believe that PinPoint™ is superior to our competitors’ products in its detection capability and accuracy, PinPoint™ must also compete on the basis of price, throughput, and the ease of integration into existing baggage handling systems. Certain of our competitors may have an advantage over our existing technology with respect to these factors.

Healthcare Products

Market

CAD vendors today have developed and sold clinical products in three major applications segments; mammography as a second look for the screening and early detection of breast cancer; chest CT for the early detection of nodules and CT of the colon for the non-endoscope screening of polyps.

In 2006, an analyst at Frost & Sullivan stated "Early introduction of integrated CAD solutions is critical for gaining market share and may lead to higher profits…These new systems will enable workflow improvements while providing a smooth migration to the digital solution. This will increase the viability and broaden the appeal of these systems, and is likely to result in increased sales and revenues."  These are new markets with new applications. The market is shifting towards CAD as physicians’ confidence levels continue to grow. For example, the radiologist who uses CAD for Mammography (one of the most prevalent today) would most likely be very willing to trying new clinical applications.  This is true for general radiologists and specialty radiologists.  Frost and Sullivan studies published in 2006 estimated world wide radiology imaging procedures for all modalities at slightly a billion procedures per year and estimated that approximately 300 million to 350 million procedures were attributed to the USA.

In 2006, Frost & Sullivan projected CAD sales to reach $600 million by 2009 with a Compound Annual Growth Rate (“CAGR”) of +18% by 2010. With replacement expected in full force in the two segments with the most demand by that point, namely, the breast MRI CAD segment and the mammography CAD segment, overall replacement in the total CAD market is expected to reach almost 50 percent of demand by 2012. With each new CAD technology introduced to the market, the potential size of this new market grows exponentially “Given the myriad of body parts and systems that CAD technology could be applied to in the future, as well as the different imaging modalities associated with each, growth in this market could be virtually unstoppable.” Such as, new technology introduced for CT would be applicable to the brain, chest, neck, abdominal and other areas of the body; and new technology for Ultrasound would be applicable for the breast, liver, prostrate and abdominal.

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

Financial support to fight TB comes from multiple sources world leaders, public health officials and international donors have taken action against TB and financial resources for control and research have increased dramatically in recent years.  Public-private partnerships like the Foundation for Innovative New Diagnostics (find) have emerged to bring together key players in these sectors to move research and development forward for the needs of patients.  Primarily, the government of each country is financially responsible for fighting TB with outside support of international organizations.

Market Conditions

Management’s review of current market conditions has identified the following trends:

•

TB is becoming a worldwide epidemic

•

Automatic differentiation of TB bacilli is a very challenging issue

•

Currently no such CAD product exists

•

Steady adoption of digital microscopy

•

Need for higher throughput and continued cost reduction without sacrificing quality

•

CAD is evolving as a clinical tool and physicians are adopting it

•

Current graphics cards and computational processing power are sufficient

•

Retiring workforce and  the current  prediction that there will be a shortage of pathologists

•

Economic pressures and increasing clinical demands

•

Facilitates productivity gains with inclusion of CAD

•

Pathologist can performs diagnosis on digital images and monitor

•

PMA FDA approvals of digital pathology tests is increasing

•

Facilitates improved workflow efficiency and enhance patient management practices

•

Pathology lab is poised for digital revolution

•

Pressures on the anatomical pathology sciences will drive change

•

STOP TB has stated they want “effective, efficient and validated clinical algorithms”

Potential Market For New TB Diagnostics

The persistent TB epidemic and expanding global population ensure that the total market for a range of TB diagnostic products is likely to increase yearly over the next decade by approximately 16%.  The current international policy on TB case detection recommends the examination of three sputum smears for the diagnosis of pulmonary tuberculosis (PTB). The present definition of a smear-positive case states "Tuberculosis in a patient with at least two initial sputum smear examinations (direct smear microscopy) positive for acid fast bacilli (AFB+)".

Worldwide, WHO estimates that the largest potential available market for a new TB diagnostic would be for a test that both detects latent infection and predicts progression to active disease (767 million patient evaluations/year). Such a test, if widely implemented and accompanied by successful treatment, has the potential to revolutionize TB control.  The infrastructure to achieve this globally is not available at this moment.  (See “Global Tuberculosis Control- surveillance, planning and financing,” WHO Reports: 2005 through 2008.)

The next largest total available market is for a point-of-care screening test, which is estimated to be 193 million patient’s evaluations/year, of which approximately 70% or 137 million patient evaluations/year is concentrated in the 22 high-burden countries.  Substantial markets also exist for less revolutionary replacement technologies.  Specifically, the total available markets for smear, culture, and monitoring and DST replacement tests are 83 million, 57 million, 40 million, and 6 million patient evaluations, respectively in 2005.  We estimate that replacement technologies could capture a greater proportion of the market by 2020: smear 59% (49 million), culture 35% (20 million), monitoring 58% (23 million) and DST 45% (3 million).  Without exception, between 70%–90% of the potential available markets for these replacement technologies are in the 22 high-burden countries.  The continued emphasis on improving market conditions will encourage market growth in the high-burden countries and increase the accessibility to new products.  (See “Global Tuberculosis Control - surveillance, planning and financing,” WHO Report 2008.)

Competition

We expect to compete with existing CAD manufactures such as iCAD, Hologic, Medipatten, Confirma, Siemens, or Carestream Health and manufacturers of dipstick or biomarker manufacturers, including SPAN Diagnostics Ltd., India,  Yayasan Hati Sehat (YHS), Indonesia and Wiener Laboratorios, Argentina .  We may also partner with one or more of these existing CAD manufacturers, or an emerging company with new technology for the CAD arena.  Once our products are commercially viable, we anticipate marketing and selling our products through original equipment manufacturers (“OEM”), or system integrators.

Although there is no current computer-aided-detection for TB sputum microscopy analysis, which can be identified as competition to Signature Mapping™, there are substitute technologies, which in the long run could compete for sputum specimen analysis.  The dipstick or biomarker approach could be considered a future competitor to Signature Mapping™. Ultimately, competition to our approach will be driven by its cost per procedure, ease-of-use, sensitivity specificity, and ability to be used by non-trained or lightly trained personnel in the point of care environment.  The emerging tests are Polymerase Chain Reaction, TB Breathalyzer, Q-Beta Replicase Assay, Transcription-Medicated Amplification, Ligase Chain Reaction, Strand Displacement Amplification, Nucleic Acid Sequence-Based Amplification and Branched DNA.

SALES, MARKETING AND DISTRIBUTION

Pinpoint™

We market and sell our PinPoint™ product through our internal sales force, agents, distributors and consultants.  At the same time, we have escalated our efforts with the TSA. Additionally, we will seek the support of politicians through our lobbying efforts and the support of certain scanning equipment manufacturers.  While TSA certification is not absolutely essential to the acceptance of our PinPoint™ product, management believes that TSA certification and a business relationship with the TSA is important to our strategic growth plans as the relationship offers the opportunity to obtain potential sub-contracts for baggage scanning applications and for additional aviation and transportation security contracts. Management remains focused on the ongoing development of PinPoint™, particularly with respect to test results.  This focus must be even sharper as we enter the pilot test arena where the duration of the pilot test, the conditions under which the pilot test is conducted, and the definition of success and failure will vary country-by-country.  Market acceptance is a key to our future success and there can be no assurance that our PinPoint™ products will achieve that acceptance.

Healthcare

Signature Mapping™ Products

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

PRODUCT DISTRIBUTION AND MARKETING

We have entered into the following distributor, strategic partnership, development, and consulting agreements with regard to our products:

Research and Development Agreement with Aurum Innova and Aurum Institute for Health Research

On July 25, 2008, we signed a Memorandum of Understanding (“MOU”) with the Aurum Institute for Health Research and a related company Aurum Innova.  The purpose of the agreement is for research, development, clinical product investigation and validation, and commercialization of communicable and non-communicable diseases, with a focus initially on tuberculosis (“TB”), silicosis and malaria.  The term of the agreement began on May 1, 2008 and expires 180 days thereafter, with a renewal of the MOU for an additional 90 days upon a written mutual consent of each party.  Each party shall be responsible for its own expenses incurred in conjunction with the agreement. The relationship with Aurum began in 2007 with a Teaming and Joint Development agreement entered into on October 26, 2007, and has expanded to include additional services and future applications of Signature Mapping™. On October 17, 2008, we completed the development of a functional prototype of the automated TB software.  The prototype demonstrated our ability to collect sputum slide images, present those images within a viewer system, analyze in real time the images captured, and to automatically detect and quantify tuberculosis bacteria at relative high rates of accuracy and low false positives. These activities were followed by the signing of a Master Development Agreement on February 4, 2009, and the installation in February 2009 of our alpha product of Signature Mapping’s™ tuberculosis (“TBDx”) software in a “retrofit configuration” for an evaluation by the National Health Laboratories (“NHLS”) in South Africa.

Strategic Alliance and Joint Development Agreement with Control Screening (d.b.a. AutoClear)

On October 16, 2007, we entered into a Strategic Alliance and Joint Development Agreement with Control Screening, LLC, d/b/a AutoClear, to facilitate and promote the delivery of fully integrated, automated threat detection hardware and software solutions for the homeland security marketplace.  The agreement provides that we will work with AutoClear to integrate our Pinpoint™ technology with AutoClear’s advanced x-ray scanners, including AutoClear’s 6040 baggage scanner and multi-view AT prototype scanner.  Both parties will jointly evaluate the interface of PinPoint™ into AutoClear operating system, collect images of live explosives, and validate the performance of the combined solution.  During the term of the agreement, the parties may explore and assess other possible joint development or integration opportunities consistent with the intent and purpose of this agreement.  Each party agrees to that it shall be responsible for its own expenses incurred on conjunction with the agreement.  The agreement is for a term of three years unless otherwise terminated for cause or, except as provided in any subsequent agreement with regard to a project, upon thirty days’ prior written notice.  The agreement contains certain confidentiality, nondisclosure and indemnification provisions.

Distributor Agreement with Borlas Security Systems, Ltd.

On March 14, 2008, we entered into a non-exclusive Distributor Agreement with Borlas Security Systems, Ltd (“Borlas”).  The agreement is for a period of one year, and is automatically renewed for successive one year periods unless either party gives to the other party written notice of termination at least one hundred eighty (180) days prior to the end of the initial or any renewal term.  Borlas has agreed to use its best efforts to promote the sale of our security products in the Russian Federation and Commonwealth of Independent Sates (“CIS countries”).  Borlas has agreed to train dealers and contractors regarding the proper usage and application of our security products; maintain inventory levels in connection with maintenance repair services that are adequate to serve the needs of the customer, and to be responsible for all advertising, marketing and other related costs incurred by the distributor.  We will assist the distributor for the procurement of business under tenders issued by governmental agencies and have agreed not to enter into any business that would result in competition for the tender.  We may implement price changes at any time during the term of the agreement upon thirty (30) days prior written notice to the distributor.  In addition to the purchase price of the products, Borlas has agreed to pay us the amount of all taxes, excises or other governmental charges that we may be required to pay on the sale or delivery of any products sold and delivered, except where the law otherwise provides.  Subsequently, the Company completed the necessary laboratory study by an accredited Russian laboratory, provided a full report to the Russian Federation representing the final step in the PinPoint certification process. The Russian Federation’s approval of our application was reviewed in its entirety at which time the certifying body advises us of the individual costs per scanning device that would be required.  The direct costs were deemed substantial, and management determined to delay the final step in the certification process.

EMPLOYEES

As of December 31, 2008, we employed 23 full-time employees.  None of our employees is a party to a collective bargaining agreement and we believe our relationship with our employees is good.  We also employ certain consultants and independent contractors on a regular basis to assist in the completion of projects.  It is our practice to require all our employees, consultants and independent contractors to enter into proprietary information and inventions agreements containing non-disclosure, non-compete and non-solicitation restrictions or covenants.

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

In the first quarter of 2009, we were granted by the United States Patent & Trademark Office (“USPTO”) two patents related to our underlying 3i technology.  The patents are for the “System and Method for Identifying Objects of Interest in Image Data.”  The patent covering our healthcare products was granted on February 17, 2009, Patent No. US 7,492,937, and the patents covering our security product was granted on February 27, 2009, Patent No. US 7,496,218.

As of the date of this report, we have 14 pending patents applications (U.S. and foreign) further covering the implementation of our core 3i technology.  We are awaiting official responses for these remaining patent applications.  We cannot provide assurance that any or all of the remaining patent applications will issue to patents or that they will not be challenged, or that rights granted to us would actually provide us with an advantage over our competitors. Prior art searches have been conducted and, based on the results of these searches; we believe that we do not infringe any third party patents identified in the searches.

Due to the rapid pace of technological change in the software industry, we believe patent, trade secret and copyright protection are less significant to our competitive edge than factors such as the knowledge, ability and experience of our personnel, new product development, frequent product enhancements, name recognition and the ongoing reliability of our products.

RESEARCH AND DEVELOPMENT

Under United States’ generally accepted accounting principles, until technology is determined to be feasible, all related research and development expenditures must be expensed rather than capitalized. When a determination is made that software is feasible (commercially viable), then expenditures may be capitalized, as long as there are no high-risk development issues.  We determined that a high-risk development issue existed for integrating PinPoint into already existing scanning equipment.  Therefore, we have concluded that capitalizing such expenditures for PinPoint™ is currently inappropriate and have expensed all research and development costs to date. The PinPoint™ research and development costs for fiscal periods 2008, 2007, and 2006 were $365,759, $729,168, and $879,569, respectively.  We also expense the research and development costs for our Medical Computer Aided Diagnosis (CAD) projects as these projects are not considered to be ready for commercial distribution. The CAD research and development costs for fiscal periods 2008, 2007, and 2006 were $12,827, $172,356, and $115,000, respectively.  Our research and development costs are comprised of staff and consultancy expenses on our core technology in intelligent imaging informatics (“3i™”) engine that is capable of extracting embedded knowledge from digital images, as well as the capacity to analyze and detect image anomalies for our development of our PinPoint™ and Medical Computer Aided Diagnosis (CAD) projects.

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

ITEM 1A.  RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below and other information contained in this filing before deciding to invest in our common stock.  The risks described below are not the only ones facing our company. Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our company.  If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.  In such case, the trading price of our common stock could decline, and you could lose a part of your investment.

Risks Related to Our Company and Our Operations

We did not make timely payment of outstanding principal and accrued interest when due under our Series A Debentures.  We received notice from certain debenture holders that such amounts are overdue and that failure to make such payment is an event of default under the debentures.  We have insufficient cash resources to repay the amounts due to our debenture holders.

We did not make timely payment of the principal and interest due under our Series A Debentures.  Such amounts were due on November 7, 2008.  We have received a notice from three holders of our debentures advising us that the debentures were due November 7, 2008, including payment of all accrued and unpaid interest, and that failure to pay the debentures in full, including certain late fees, constitutes an event of default under the debentures and that failure to remit payment of the debentures and all late fees may result in enforcement of their rights and remedies under the debentures and applicable law.  As of the date of this filing, except as noted above, holders have not sought to enforce their rights under the debentures.  We have not maintained the registration of the shares underlying the debentures and Series D Warrants as required under the terms of our agreements with the holders of the debentures each of which may be deemed an event of default under the Debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  Also, we late paid the interest due under the debentures on January 1, 2008.  Due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, the Company initially measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $722,299 as of December 31, 2008, which is reflected in the carrying value of the debentures.  This default amount was recognized as interest expense in the fourth quarter for the year ended December 31, 2007 of approximately $645,641, and an additional $76,658 during 2008.

As of December 31, 2008, the outstanding principal amount due under our convertible debentures was $3,228,205, and accrued interest is approximately $383,289. We have insufficient cash to repay the amounts due to our debenture holders.  Such holders may seek to protect and enforce their rights or remedies either by suit in equity or by action at law, or both, whether for payment or for specific performance of any covenant in the debenture or other agreement we entered into with the holders.  We have sought to renegotiate the terms of the debentures including extending their maturity date.  As a condition to the renegotiation, the debenture holders may seek to amend or modify certain terms of the debentures. We are also seeking to raise additional financing to repay the debenture holders. There can be no assurances we will be successful in our efforts to renegotiate the terms of the debentures or to obtain any additional financing to repay the debenture holders.  In the event we are unable to make the payment to our debenture holders, such holders may seek to have a receiver appointed with regard to us.

Our business plan and technologies are unproven. We have generated minimal revenues from our operation, and incurred substantial operating losses since our inception.  We have very limited cash resources and we are reliant on external sources of financing to fund our operations, including our ongoing product development.

As of December 31, 2008, our revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  We are reliant on external sources of financing to fund our operations, including our ongoing product development and research. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn, is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. As discussed above, we are in default under the terms of our outstanding Series A Debentures which became due on November 7, 2008.  We received a notice of default from three holders of the debentures.  Also, we have outstanding trade payables and accrued salaries due to our employees in the aggregate amount of $2,125,735. During Fiscal 2008, we raised $15,000 from the exercise of employee stock options, $100,000 from the exercise of stock purchase warrants, received $2,443,975 of net proceeds from the issuance of common stock and warrants from various private placements, and $84,000 net proceeds from short-term promissory notes including $24,000 from Chief Executive Officer.   Our capital

raising and other financing activities during 2008 have been insufficient to fund our operations, our research and development, and to repay our outstanding debt.

Our independent registered public accounting firm’s reports on the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2008, as well as our predecessor independent registered public accounting firm’s reports on the consolidated financial statements for the years ended December 31, 2006 and 2007, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

As of December 31, 2008, we had a cash balance of $80,777. Subsequently and through March 10, 2009, we collected outstanding trade receivables in the amount of $1,000, and received approximately $641,259 (net of commissions and expenses to the placement agent in the amount of $56,296) from the issuance and sale of common stock and warrants in a private placement.  Management believes these funds to be insufficient to fund our operations, absent any cash flow from operations or funds from a “best efforts” private placement we are conducting through a placement agent.  We are currently spending or incurring expenses of approximately $441,000 per month on operations and the continued research and development of our 3i technologies and products.  Management believes that we will require approximately an additional $5,292,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. This assumes that holders of our outstanding debentures convert such debentures into shares of our common stock.  In the event the debenture holders do not convert such debentures or require payment of the interest and principal due November 7, 2008 (the maturity date of the debentures), partially convert such debentures, or effect the buy-in provision related to the warrants and the debentures, we may be required to raise additional financing.  The amount due to our debenture holders for interest and principal as of December 31, 2008, was approximately $3,611,494 (of which $3,228,205 represents principal and $383,289 in accrued interest), exclusive of potential default amounts disclosed above. Also, our Chief Executive Officer’s net outstanding noninterest-bearing loans were $226,000 at December 31, 2008.

We are seeking to raise additional financing through one or more debt or equity offerings, bank borrowings, or grant funding.  On October 11, 2008, we engaged a placement agent to conduct a private placement of up to $10 million of our securities on a “best efforts” basis exclusively to certain accredited investors pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D.  Such securities will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.  As of March 10, 2009, we have raised approximately $830,234 (net of commission and other expenses of $91,766) pursuant to the private placement.  Also, we are seeking research grant funding from sources in connection with the development of our Medical CAD products.

If the proceeds from the financings are insufficient to fund our operations, pay our trade payables, and repay our unconverted debentures, our results of operations and financial condition could be materially and adversely affected.  There can be no assurances that we will be successful in our efforts to raise any additional financing, any bank borrowing, or grant funding to repay the debentures or in our efforts to renegotiate our convertible debentures. We previously anticipated receiving additional funding of $4,500,000 from two outstanding subscription receivables and, subsequently, determined that such subscriptions receivable may not be received and we may consider canceling such subscriptions receivable as no firm date for the closing has been identified.  Moreover, in view of the current market price of our stock, we may have limited or no access to the capital markets. Also, under the terms of our agreements with the debenture holders, we are subject to restrictions on our ability to engage in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is based upon the trading price of our securities after initial issuance or otherwise subject to re-set.   In view of the foregoing, we may be required to curtail operations significantly, or obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

Our outstanding convertible debentures of $3,228,205 became due on November 7, 2008.  We have received a notice from three holders of our debentures advising us that the debentures were due November 7, 2008, including payment of all accrued and unpaid interest, and that failure to pay the debentures in full, including certain late fees, constitutes an event of default under the debentures and that failure to remit payment of the debentures and all late fees may result in enforcement of their rights and remedies under the debentures and applicable law. As of the date of this filing, the holders have not sought to enforce their rights under the debentures.  We are seeking to re-negotiate the terms of the debentures, including the repurchase of the debentures and/or seeking to extend their maturity date.  In such event, and as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. We did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008, October 1, 2008, and January 1, 2009.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after we become aware of such default, will be deemed an event of default.  The Company is required to maintain the registration of the shares underlying the debentures and Series D Warrants as required under the terms of our agreements with the holders of the debentures which may be deemed an event of default under the Debentures. On August 11, 2008, after the Company received waivers of registration from 93% of the outstanding debentures for the shares underlying the debentures, we filed a request with the SEC to withdraw the April 28, 2008 Form S-1 Registration which withdrawal request is pending approval by the SEC  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  As of the date of this filing, three debenture holders have sent notices of default under such debenture, and we may be considered in default by other debenture holders. In anticipation of such election by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $722,299 as of December 31, 2008, which is reflected in the carrying value of the debentures.  This default amount was recognized as interest expense in the fourth quarter for the year ended December 31, 2007 of approximately $645,641, and an additional $76,658 during 2008.

During fiscal 2008, our total stockholders’ deficit increased by $1,551,294 to $8,894,941, and our consolidated net loss was $8,715,202. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, the Company’s deepening insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

Since June 2003, we have experienced operating losses and negative cash flows.  We incurred an operating loss of approximately $8,715,202 for the year ended December 31, 2008; an operating loss of approximately $10,509,746 for the year ended December 31, 2007, and an operating loss of approximately $10,093,879 for the year ended December 31, 2006. Our accumulated deficit as of December 31, 2008, is approximately $78,369,323.  Moreover, our business plan is unproven and we cannot assure you that we will ever achieve profitability or, if we achieve profitability, that it will be sustainable.  The income potential of our businesses is unproven, and our limited operating history makes it difficult to evaluate our prospects.  We anticipate increased expenses as we continue to expand and improve our infrastructure, invest in or develop additional products, make acquisitions, develop our technology, expand our sales and marketing efforts and pursue additional industry relationships. Moreover, the acceptance of the products that we offer is uncertain, including acceptance by the healthcare and transportation security scanning markets.

We have not yet generated any revenue from our PinPoint™ and Signature Mapping™ products.

We have generated limited revenue from the sale of our aviation and healthcare products.  We anticipate launching of our Tuberculosis Sputum Analysis (“TBDx”) product during 2009; however, there can be no assurance we will be successfully in such launch or that we will generate revenue from our product.  We expect to incur additional product development costs to complete our Signature Mapping™ Tuberculosis project and other proof of concept projects as outside partners are solidified.  We completed a proof of concept project for the U.S. Department of Homeland Security (“DHS”) with regard to our PinPoint product in the first quarter of 2009.  In addition, we expect to incur product development cost for PinPoint’s™ cargo solution.  At which time we expect to be able to start offering to cargo companies a threat detection solution meeting DHS guidelines in 2009 and 2010. There can be no assurance that we will be successful in launching the foregoing products in accordance with the foregoing timelines or that we will be successful in marketing and selling such products or generating significant revenue as anticipated.

We have a severe working capital deficit and, in addition to proceeds from financings, we continue to have outstanding loans from our chief executive officer and deferrals of salaries by our executive officer, employees and a consultant to indirectly continue to fund operations. In the event we are unable to pay our employees salaries, we may experience employee attrition which could materially and adversely affect our business and operations.

As of December 31, 2008, we had a working capital deficit of approximately $9,623,531.  During 2008, our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  Although we have obtained cash from certain financings, we continue to have outstanding loans from our chief executive officer of approximately $226,000, and accrued and unpaid salaries of our executive officers in the amount of $1,122,301 and to other employees of $1,096,361.  In the event we are unable to pay our employees, we may experience employee attrition which could materially adversely affect our business and operations, including our ongoing research and development activities.

Dilutive effect of conversion of Series A 10% Senior Convertible Debentures, exercise of Series D Warrants and Midtown placement agent’s warrants.

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

The Series A Debentures and Series D Warrants contained certain milestone-related adjustments to the conversion price of the debentures and exercise price of the warrants that were not met.  Therefore, the conversion of the debentures and exercise price of the warrants has been reset three times as follows: from $1.15634 per share, as of the date of the original financing in November 2006, to $0.7453 per share as of April 1, 2007, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008.  We may be required to further re-set the conversion or exercise price of such debentures and warrants and to issue additional shares in the event the price re-set provisions of the Series A Debentures and Series D Warrants are triggered.  As of December 31, 2008, holders of our Series A Debentures have converted an aggregate of $1,921,795 in principal amount of the Series A Debentures and $3,228,205 in principal amount remains unconverted. A holder of our Series D Warrants exercised an aggregate of 864,798 of such warrants and we issued an aggregate of 864,798 Class E Warrants as an inducement for such exercise. The Class E Warrants are exercisable for a period of five years at an exercise price of $1.17 per share.  Furthermore, as of the date of filing this report, approximately 13,133,852 warrants (excluding the warrants exercisable by the debenture holders) may be exercised pursuant to the cashless exercise provisions of such warrants, which may be subsequently resold under Rule 144 under the Securities Act.  Increased sales volume of our common stock could cause the market price of our common stock to drop.

We have incurred substantial debt which could affect our ability to obtain additional financing and may increase our vulnerability to business downturns.

As of December 31, 2008, the aggregate principal due under our outstanding Series A Debentures was $3,228,205 and the accrued interest was $383,289. Accrued interest and principal under our Series A Debentures were due on November 7, 2008, and such debentures are in default. As a result, we are subject to the risks associated with substantial indebtedness, including that we are required to dedicate a portion of our cash flows from operations to pay debt service costs; it may be more expensive and difficult to obtain additional financing; we are more vulnerable to economic downturns; and if we default under our indebtedness, we may not have sufficient funds to repay any accrued interest or outstanding principal.

Our certifying officers evaluated the effectiveness of our disclosure controls and procedures, and concluded that our disclosure controls were not effective for prior periods and that we had certain weaknesses in our internal controls over timely reporting.

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  The Certifying Officers designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is made known to management (including the Certifying Officers) by others within the Company, including its subsidiaries.  We regularly evaluate the effectiveness of our disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly in our Forms 10-Q and annually in our Forms 10-K.  In completing such reporting, we disclose, as appropriate, any significant change in our internal control over financial reporting that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As we disclosed in our 2006 and 2007 Form 10-K, and our Forms 10-Q for the periods ended March 31, 2006, June 30, 2006, September 30, 2006, September 30, 2007, and June 30, 2008, and in this Annual Report on Form 10-K, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the periods covered by such reports. In our Form 10-K for the year ended December 31, 2007, we also disclosed that there were certain material weaknesses in our internal controls over financial reporting.  Management (including the Certifying Officers) has undertaken and continues to take specific measures to cure or mitigate the ineffective controls and procedures identified in our Exchange Act filings.  While management is responsible for establishing and maintaining our disclosure controls and procedures and has taken steps to ensure that the disclosure controls are effective and free of “significant deficiencies” and/or “material weaknesses,” the ability of management to implement the remediation of such weaknesses and deficiencies and the inherent nature of our business and rapidly changing environment may affect management’s ability to be successful with this initiative.

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

Our independent registered public accounting firm has expressed uncertainty regarding our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue in business as a going concern.

Investor confidence in the price of our stock may be adversely affected if we are unable to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

As an SEC registrant, we are subject to the rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which require us to include in our annual report on Form 10-K our management’s report on, and assessment of the effectiveness of, our internal control over financial reporting (“management’s report”). In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting (“independent registered public accountant’s report”).  The requirement pertaining to management’s report was effective on our annual report for the fiscal year ending December 31, 2007, and the requirement pertaining to the independent registered public accountant’s report is expected to first apply to the annual report for the fiscal year ending December 31, 2009.   Our management identified material weaknesses in our internal controls over financial reporting as of December 31, 2007, although management has undertaken specific measures to cure or mitigate the ineffective controls and procedures identified in our Exchange Act filings.  If we fail to achieve and maintain the adequacy of our internal control over financial reporting, there is a risk that we will not comply with all of the requirements imposed by Section 404.  Moreover, effective internal control over financial reporting, particularly that relating to revenue recognition, is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud.  Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss in investor confidence in the reliability of our financial statements, which ultimately could harm our business and could negatively impact the market price of our common stock.  Investor confidence and the price of our common stock may be adversely affected if we are unable to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

In order to comply with public reporting requirements, we must continue to strengthen our financial systems and controls, and failure to do so could adversely affect our ability to provide timely and accurate financial statements.

Due to the restatements of our consolidated unaudited quarterly financial statements, included in Form 10-Q for the quarters ended September 30th, June 30th and March 31st of 2005, and September 30, 2006, our previous independent registered public accounting firm, Goodman & Company, L.L.P., informed us that a material weakness in internal controls over financial reporting existed. In addition, Goodman & Company, L.L.P., informed us that we had certain material weakness in our internal control over financial reporting as of December 31, 2007.  Also, management has undertaken specific measures to cure or mitigate the ineffective controls and procedures identified in our Exchange Act filings.  We believe we have made significant improvements in these areas, but we will need to make continued progress.

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

In preparing our consolidated financial statements for the year ended December 31, 2007, we identified material weaknesses in our internal control over financial reporting, and our failure to remedy effectively the material weaknesses identified as of December 31, 2007 could  result in material misstatements in our consolidated  financial statements and  investors could lose confidence in our financial reports, and our stock price may be adversely affected.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management identified certain material weaknesses in our internal control over financial reporting as of December 31, 2007. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses as of December 31, 2007, consisted of the following:

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

As a result of these material weaknesses, our management concluded as of December 31, 2007, that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

We continue to monitor our controls in these areas and feel we have improved from prior years, and are implementing remedial measures designed to address these material weaknesses. If these remedial measures are insufficient to address these material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, we could be required to restate our prior period financial results, our operating results may be harmed, we may be subject to class action litigation, and our common stock could be delisted from the OTC Bulletin Board or any exchange on which our common stock is then listed or quoted. For example, material weaknesses that remain unremediated could result in material post-closing adjustments in future financial statements. Any failure to address the identified material weaknesses or any additional material weaknesses in our internal control could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting that are required to be included in our annual reports on Form 10-K. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we have taken to date or any future measures will remediate the material weaknesses identified or that any additional material weaknesses or additional restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.  A determination that there is a significant deficiency or material weakness in the effectiveness of our internal controls over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures to comply with applicable requirements.

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

Because we became public through a reverse acquisition, we may not be able to attract the attention of major brokerage firms or institutional investors.

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

As of March 6, 2009, our directors and executive officers beneficially owned approximately 17.8% of our shares of common stock.  Accordingly, our directors, executive officers and two most highly compensated employees are entitled to cast an aggregate of 4,939,650 votes on matters submitted to our stockholders for a vote or approximately 10.2% of the total number of votes entitled to be cast at a meeting of our stockholders.  These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders.  These matters would include the election of directors and the approval of mergers or other business combination transactions.  This concentration of ownership may discourage or prevent someone from acquiring our business.

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

Product liability claims may occur.

Any failure by our products that provide applications relating to patient diagnostic procedures, and treatment plans could expose us to product liability claims for personal injury and wrongful death. Unsuccessful claims could be costly to defend and divert management time and resources. In addition, we cannot make assurances that we will have appropriate insurance available to us in the future at commercially reasonable rates.  Currently, we maintain Property, General/Umbrella Liability, and Directors and Officers insurance.  We expect to seek product liability, errors and omission, and other customary coverage upon the commercialization of our intelligent imaging informatics (“3i™”) technology.

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

The United States Food and Drug Administration (“FDA”) have promulgated a policy for the regulation of computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. To the extent that computer software is a medical device under the policy, we, as a manufacturer of such products, could be required, depending on the product, to:

•

register and list its products with the FDA;

•

notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products; or

•

obtain FDA approval by demonstrating safety and effectiveness before marketing a product.

Depending on the intended use of a device, the FDA could require us to obtain extensive data from clinical studies to demonstrate safety or effectiveness, or substantial equivalence. If the FDA requires this data, we would be required to obtain approval of an investigational device exemption before undertaking clinical trials. Clinical trials can take extended periods of time and substantial funds to complete. We cannot provide assurances that the FDA will approve or clear a device after the completion of such trials. In addition, these products would be subject to the Federal Food, Drug and Cosmetic Act's general controls, including those relating to good manufacturing practices and adverse experience reporting. Although it is not possible to anticipate the final form of the FDA's policy with regard to computer software, we expect that the FDA is likely to become increasingly active in regulating computer software intended for use in healthcare settings regardless of whether the draft is finalized or changed. The FDA can impose extensive requirements governing pre- and post-market conditions like service investigation, approval, labeling and manufacturing. In addition, the FDA can impose extensive requirements governing development controls and quality assurance processes.

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

The terrorist events of September 11, 2001, as well as new terrorists threats, the war in Iraq and Afghanistan, and the possibility of war in other areas of the Middle East, have sensitized us and many other businesses to the potential disruption that such activities can have on the economy, the business cycle and, ultimately on the financial performance of these organizations. It is impossible to know whether such terrorist or military activities will continue, and whether, and to what extent, they may cause a disruption that may have a material adverse effect on our business and financial condition.

A number of factors that will affect our revenues will make our future results difficult to predict, and therefore we may not meet expectations for a particular period.

We believe that our future revenues when it occurs may have the potential to vary significantly from time to time. We believe that these variations may result from many factors, including:

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

A significant portion of our quarterly and annual operating expenses is expected to be relatively fixed in nature. This means that future revenue fluctuations will cause our quarterly and annual operating results to vary substantially. We also may choose to increase spending to pursue new market opportunities, which may negatively affect our financial results. We cannot assure investors that our PinPoint™ product will be selected by the U.S. DHS or other countries’ security departments or address their solutions needs for threat detection, or that our Signature Mapping™ product will be accepted in the healthcare arena.

Governmental agencies, the primary customers for our PinPoint™ products are subject to budget processes which could limit the demand for these products.

Substantially all of the potential customers for our PinPoint™ products under development to date have been public agencies or quasi-public agencies, such as the FAA, the TSA, airport authorities and manufactures of threat detection devices. Public agencies are subject to budgetary processes and expenditure constraints.

The funding of government programs is subject to legislative appropriation. Budgetary allocations for PinPoint™ depend, in part, upon governmental policies, which fluctuate from time to time in response to political and other factors, including the public’s perception of the threat of commercial airline bombings. For example, the terrorist attacks of September 11, 2001 resulted in the passage of the Aviation and Transportation Security Act of 2001, or Transportation Security Act, mandating a small surcharge on each airline ticket purchase to fund airline security. This surcharge was suspended from June 1, 2003 to September 30, 2003. We cannot assure investors that the surcharge will not again be suspended or that the funds generated by these surcharges will be used to purchase our PinPoint™ products. We cannot assure investors that funds will continue to be appropriated by Congress or allocated by the TSA or other agencies for the purchase of PinPoint™ product or any other such product we develop and market. Moreover, we expect that similar funding and appropriations issues will affect our ability to market and sell our PinPoint™ product outside the United States.

Legislative actions could lead to fluctuations in demand for transportation security scanning products and services.

In addition to the Congressional budgetary process, other legislation could be introduced that would impact demand for transportation security scanning products and services. In response to fluctuation in concern on the part of voters about transportation security scanning and competing homeland security demands, or for other reasons, the plans for deployment of our PinPoint™ product to screen baggage could be changed. Budgetary debates and delays could result in fewer PinPoint™ products being sold to the TSA.

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

The U.S. government can terminate any of its contracts with us either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms. Termination for convenience provisions generally enable us to recover only our costs incurred or committed, and settlement expenses and profit on the work completed prior to termination. Termination for default provisions do not permit these recoveries and make us liable for excess costs incurred by the U.S. government in procuring undelivered items from another source. Our contracts with foreign governments may contain similar provisions.   In the event we enter into one or more government contracts for PinPoint™, the government’s termination of any such contracts for our PinPoint™ product under development would harm our business.

In addition, U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds annually for a given program on a September 30 fiscal year-end basis, even though contract performance may take years. Consequently, our future contracts with the TSA may only be partially funded at the outset, and additional monies are normally committed to the contract by the TSA only as appropriations are made by Congress for future periods. The government’s failure to fully fund one or more of the contracts for our PinPoint™ product under development would harm our business.

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

As part of our strategy for growth, we intend to develop products to address additional transportation security scanning opportunities, such as passenger, carry-on baggage and air cargo screening. We also intend to address homeland security requirements beyond aviation, such as screening at border checkpoints, government offices and transportation terminals and ports. We will be required to spend funds to develop or acquire technologies and products for these initiatives and these initiatives may divert our development and management resources away from our core PinPoint™ product. In addition, we have acquired, rather than developed internally, some of our technologies in connection with our acquisitions of companies and businesses, and these technologies may not perform as we expect. The development of new products may require greater time and financial resources than we currently anticipate and, despite significant investments in research and development, may not yield commercially successful products.

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

Our PinPoint™ product may fail to obtain certification by the TSA.

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

Our existing PinPoint™ product may fail to obtain re-certification by the TSA for changes in the PinPoint™ system.

Our existing PinPoint™ product can be required to be re-certified by the TSA. This can happen when a critical component is changed, or we wish to make other changes to the PinPoint™ systems. When this happens, the affected PinPoint™ model requires re-certification by the TSA. The failure or delay in gaining re-certification for an existing PinPoint™ product could harm our ability to continue to sell the product and recognize associated revenues.

Our major potential customer, the TSA, is a part of the Department of Homeland Security, a newly created agency that has experienced, and may continue to experience, delays in its operations, which may cause delays in our receiving orders for our products from the TSA.

The TSA is a relatively new agency that was created in November 2001 by the Transportation Security Act. As a result, it has experienced, and may continue to experience, delays in fulfilling its mandate as a result of delays in establishing the necessary infrastructure to operate in an efficient manner. This may result in delays in our receiving orders for our PinPoint™ product. Further, the TSA is now a part of the Department of Homeland Security, which was created subsequent to the creation of the TSA and is therefore in an earlier stage of formation, which may further create delays in our receiving orders as this agency is organized.

Future sales of our PinPoint™ products will depend on the ability of airports to secure funding to build baggage handling systems and to integrate our PinPoint™ product into such systems, which they may not be able to do.

Future sales will depend on integrating PinPoint™ into existing baggage and luggage handling systems within airports. If an airport is not configured for these systems, deployment of our PinPoint™ products may require changes in the airport infrastructure. If our PinPoint™ product cannot easily be integrated into existing baggage handling systems, we may experience reduced sales of our PinPoint™ products or these sales may be delayed. There can be no assurance that the government will continue to fund installations, integrations and reimbursements at the current level or at all. If there is a reduction in funding, we may experience reduced sales of our PinPoint™ products or these sales may be delayed.

We believe that a substantial opportunity exists for our PinPoint™ system to be integrated into baggage handling systems. If airports determine, in conjunction with governmental authorities, that they will be unable or unwilling to modify or finance baggage handling systems, this opportunity may be limited.

If our PinPoint™ product fails to detect explosives, we could be exposed to product liability and related claims for which we may not have adequate insurance coverage, and we may lose current and potential customers.

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

In addition, the failure of any PinPoint™ product to detect explosives, even if due to operator error and not to the mechanical failure of a PinPoint™ product, could result in public and customer perception that our products do not work effectively, which may cause potential customers to not place orders and current customers to cancel orders already placed or to not place additional orders, any of which would harm our business and financial results.

We expect to substantially depend on large orders from a limited number of customers. As a result, order cancellations from any of our customers or the failure of these customers to continue to purchase PinPoint™ products could have a material negative impact on our business and financial results.

In any given fiscal quarter or year, our revenues will be derived from orders of multiple units of our PinPoint™ product from a limited number of customers. The failure of these customers, particularly the U.S. government, to purchase our PinPoint™ products or the cancellation of future orders would harm our business.

The sales cycle for our PinPoint™ products is lengthy and we may expend a significant amount of effort in obtaining sales orders and not receive them.

The sales cycle of our PinPoint™ product is expected to be lengthy due to the protracted approval process that typically accompanies large capital expenditures and the time required to install our PinPoint™ product. In addition, in the United States, the creation of the TSA and formation of a Department of Homeland Security, as well as budgetary debates in Congress, may result in additional delays in the purchase of our PinPoint™ products. During the sales cycle we may expend substantial funds and management resources but recognize no associated revenue.

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

•

potentially negative tax consequences.

Our failure to obtain the requisite licenses, meet registration standards or comply with other government export regulations, may affect our ability to generate revenues from the sale of our products outside the United States, which could harm our business. In particular, our PinPoint™ product may be deemed regulated and subject to export restrictions under the U.S. Department of State regulations. Consequently, these regulations may make the product more difficult to sell to a number of countries. Compliance with government regulations may also subject us to additional fees and costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position.

Exchange rate fluctuations could cause a decline in our financial condition and results of operations.

In 2008, the cost of certain international currencies has decreased, yet such costs may later increase, due to fluctuations in the exchange rate of the U.S. dollar against the Euro or other currencies.  Future fluctuations in this exchange rate or other currencies could adversely affect our results in the event we make foreign sales of our products.  From time to time, as and when we determine it is appropriate and advisable to do so, we will seek to mitigate the effect of exchange rate fluctuations through the use of derivative financial instruments. We cannot assure you, however, that we will continue this practice or be successful in these efforts.

Our inability to adapt to rapid technological change could impair our ability to remain competitive.

The transportation security scanning industry may undergo significant technological development in response to increased demand for transportation security scanning products. A fundamental shift in technology in our product markets could harm our ability to generate revenues from sales of PinPoint™ product and services.

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

We are reliant upon third party distributors for the distribution and licensing of our PinPoint™ and Signature Mapping™ products in several domestic or foreign jurisdictions, and have reduced our reliance upon our own internal sales force.

During the latter half of 2006, we decided to establish a network of distributors, sales representatives and consultants to assist us in the distribution and licensing of our products domestically and in certain foreign countries, including those business relationship established during 2007 and 2008.  Such distributors, sales representatives and consultants have not affected any sales of our PinPoint™, or Signature Mapping™ products to date and we have no assurance they will be able to affect any such sales in the future.  We continue to review sales activities under certain of such arrangements and, as our agreements with such third parties expire, we may determine not to renew or we may terminate such agreements, or establish new relationships.

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

ITEM 2.     PROPERTIES

We lease approximately 15,253 square feet of space for our offices and other facilities in Herndon, Virginia, pursuant to a commercial lease dated January 11, 2005.  The term of the lease is 63 months commencing February 1, 2005, subject to the right to extend for an additional five years.  The rent for our facility in 2009 is expected to be approximately $267,291 and will be subject to annual rental escalation of 2.5%.  We believe that our facilities will be adequate for our needs for the next 12 months, although the lease requires us to notify our landlord by June 30, 2009 of our intention to extend or terminate our lease on April 30, 2010.

ITEM 3.     LEGAL PROCEEDINGS

The Company did not pay rent for its principal offices from October 2008 through February 2009. Accordingly, the Company was deemed to be in default under its lease with the landlord. Also, the Company submitted a request to the landlord for the return of three months of a four months security deposit, which was consistent with the Material Financial Event provision of the lease. On December 22, 2008, the landlord subsequently filed a civil claim in the Fairfax County General District Court, in the matter of FP Van Buren, LLC verses Guardian Technologies International, Inc. in which the landlord issued a summons for unlawful detainer of the premises and full payment. Subsequently, the Company and the landlord reached a settlement, pursuit to which the landlord agreed to apply the return of security deposit to the outstanding rent.  Furthermore, the Company made payment of the net outstanding rent on February 12, 2009, and the preceding was dismissed on February 13, 2009.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol “GDTI.” The following table sets forth the high and low bid prices for each quarter during 2008 and 2007.

Fiscal Year Ended December 31, 2008:	High	Low
First Quarter	$0.67	$0.37
Second Quarter	$0.51	$0.35
Third Quarter	$0.31	$0.16
Fourth Quarter	$0.30	$0.15

Fiscal Year Ended December 31, 2007:
First Quarter	$1.40	$0.72
Second Quarter	$1.15	$0.74
Third Quarter	$1.60	$0.70
Fourth Quarter	$0.88	$0.47

These quotations reflect interdealer prices, without retail markup, markdown, or commission and may not represent actual transactions.  As of March 6, 2009, there were approximately 358 holders of record of our common stock.  This amount does not include beneficial owners of our common stock held in “street name.”  Signature Stock Transfer, Inc., Dallas, Texas, is our stock transfer and warrant agent.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth, as of December 31, 2008, information with regard to equity compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	11,128,221	$1.03	17,203,779
Equity compensation plans not approved by stockholders	0	0	0
Total	11,128,221	$1.03	17,203,779

RECENT SALES OF UNREGISTERED SECURITIES

At a series of closing during January 2009 through March 10, 2009, the Company sold an aggregate of 1,701,337 shares of common stock and issued an aggregate of 3,302,674 common stock purchase warrants for net proceeds to the Company of approximately $641,259 (net of commissions and expenses to the placement agent in the amount of $56,296). The warrants are exercisable at a price of $0.41 per share; contain a cashless exercise provision, a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution provisions and other customary provisions. The warrants expire in January through March 2014.  The Company is obligated to issue to the placement agent 170,134 warrants under the same terms and conditions as the warrants issued to the investors, except for the exercise price to the placement agent is 110% of the price of the common stock issued to the investors. The securities were issued exclusively to certain accredited investors in reliance upon the exemption set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

During February 2009, certain debenture holders of the Company’s outstanding Series A Debentures converted approximately $10,000 in principal amount of such debentures into an aggregate of 24,455 shares of common stock. The conversion price was $0.4089 per share.  The debentures were converted in reliance upon the exemption set forth in Section 3(a)(9) of the Securities Act.

 In December 2008, an accredited investor converted a $100,000 outstanding promissory note into 142,857 shares of common stock and we issued to such investor 285,714 common stock purchase warrants.  The securities were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

In November and December 2008, Guardian accepted direct investments from accredited investors of approximately $225,000 and issued 548,775 shares of common stock and 1,097,550 common stock purchase warrants.  The warrants are exercisable at a price of $0.41 per share for a period of five years from the date of issuance.  The warrants contain a cashless exercise provision, a conditional call provision, certain anti-dilution provisions, and other customary provisions. The securities were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

In October 2008, Guardian accepted direct investments from accredited investors of $130,000 and issued 317,926 shares of common stock and 635,852 common stock purchase warrants.  The warrants are exercisable at a price of $0.40890 per share for a period of five years from the date of issuance.  The warrants contain a cashless exercise provision, a conditional call provision, certain anti-dilution provisions, and other customary provisions.  The securities were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

ITEM 6.     SELECTED FINANCIAL DATA

The selected financial data set forth below for Guardian as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, are derived from the audited consolidated financial statements and related notes included in this report.  Balance Sheet data as of December 31, 2006 is derived from audited consolidated financial statements not included in this report.  Historical results are not necessarily indicative of the results of operations for future periods.  The data set forth below is qualified in its entirety by and should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements set forth in full elsewhere in this report.

	Year Ended December 31
	2008	2007	2006
Statement of Earnings Data:
Revenue	$ 106,150	$ 289,591	$ 488,111
Operating Loss	(6,252,623)	(8,845,917)	(8,775,282)
Net Loss	(8,715,202)	(10,509,746)	(10,093,879)
Other Items (included in the above):
Depreciation and Amortization	128,106	394,609	601,911
Stock-based Compensation Expense (1)	1,468,752	2,087,779	862,044
Asset Impairment Expense (2)	-	1,125,122	-
Non-Cash Interest Expense (3)	999,213	3,091,361	1,233,473
Fair value of warrants issued - derivative instruments (4)	91,251	3,040,562	-
Revaluation of derivative instruments (income) (5)	666,278	(4,850,072)	-
Per Share Data:
Basis and Diluted Loss Per Share	$ (0.19)	$ (0.28)	$ (0.30)
Cash Flow Data:
Net cash provided (used) in operating activities	$ (2,594,561)	$ (5,522,463)	$ (6,527,312)
Net cash provided (used) in investing activities	(61,026)	(51,566)	(275,643)
Net cash provided by financing activities	2,642,975	4,942,688	5,098,208
Effect of exchange rates on cash and cash equivalents	(7,747)	(4,946)	777
Balance Sheet Data:
Cash and Cash Equivalents	$ 80,777	$ 101,136	$ 737,423
Total Assets	994,948	1,393,608	3,710,213
Total Liabilities	9,835,488	8,558,944	6,364,180
Common Shares Subject to Repurchase	54,401	178,311	345,333
Stockholders' Equity (Deficit)	(8,894,941)	(7,343,647)	(2,999,300)

(1) Stock-based compensation expense represents the estimated fair value of stock-based compensation to employees and consultants in lieu of cash compensation.

(2) Asset impairment expense for the year ended December 31, 2007, represents the write-off of Wise Systems Limited unamortized portion of certain intellectual property (IP) of $998,247 and Goodwill of $126,875.

(3) Represents non-cash interest expense and note discounts associated with convertible bridge notes issued in August/September 2006, convertible debentures issued in November 2006 and April 2007, and amortization of deferred financing costs from the November 2006 and April 2007 convertible debentures.

(4) Represents non-cash expense for issuance of warrants measured at fair value, and consideration of Emerging Issues Task Force Issue 00-19 (EITF 00-19), *Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company*s Own Stock.*

(5) Represents in 2008 and 2007, $1,069,482 and $5,495,713 respectively, non-cash income from the revaluation of convertible debentures and related warrants issued in November 2006 and April 2007, and other warrants issued between November 2006 and May 20, 2008. This reflects the conclusion that convertible note contracts should be analyzed under the provisions of SFAS 133, *Accounting for Derivative Instruments and Hedging Activities,* and the embedded derivative features should be bifurcated and separately measured at fair value.  We also considered Emerging Issues Task Force Issue 00-19 (EITF 00-19), *Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company*s Own Stock.*  Also represents for 2008 and 2007, $76,658 and $645,641 respectively, provisions for a contingency due to a default provision of the convertible debentures and in considering FASB No. 5, "Accounting for Contingencies"

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Except for historical information, the material contained in this Management’s Discussion and Analysis is forward-looking.  Our actual results could differ materially from the results discussed in the forward-looking statements, which include certain risks and uncertainties.  These risks and uncertainties include the rate of market development and acceptance of our “intelligent imaging informatics” (“3i™”) technology (particularly for our PinPoint™ and Signature Mapping™ products), the unpredictability of our sales cycle, the limited revenues and significant operating losses generated to date, and the possibility of significant ongoing capital requirements.

Our independent registered public accounting firms’ reports on the consolidated financial statements included herein as of December 31, 2008 and for the year then ended, as well as for December 31, 2007, and for each of the two years in the period ended December 31, 2007, contains an explanatory paragraph wherein they express an opinion that there is substantial doubt about our ability to continue as a going concern.

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

Guardian’s core technology is an “intelligent imaging informatics” (“3i™”) engine that is capable of extracting embedded knowledge from digital images, and has the capacity to analyze and detect image anomalies. The technology is not limited by type of digital format.  It can be deployed across divergent digital sources such as still images, x-ray images, video and hyper-spectral imagery. To date, the technology has been tested in the area of threat detection for baggage scanning at airports, for bomb squad applications and the detection of tuberculosis by analyzing digital images of stained sputum slides captured through a photo microscopy system.  Varying degrees of research and development have been conducted in the areas of detection for cargo scanning, people scanning, military target acquisition in a hyper-spectral environment, and satellite remote sensing ground surveys.  Product development in these areas is ongoing, and while there can be no assurance, we believe that the technology should produce results equal to or greater than those currently achieved in baggage scanning.

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

We offer two principal “intelligent imaging informatics” (“3i™”) products, and a third product, FlowPoint™, on a limited and reducing basis:

Aviation/Homeland Security Technology Solution – Pinpoint™

Our PinPoint™ product is an “intelligent imaging informatics” (3i™) technology for the detection of guns, explosives, and other threat items contained in baggage in the airport environment or for building security applications.  PinPoint™ can identify threat items, notify screeners of the existence of threat items, and speed the security process by eliminating unnecessary baggage checks, provide the screener with an instantaneous second opinion, and reduce processing time spent on false positives (baggage selected for security review that contains no threat items).  We market and seek to license the PinPoint™ product primarily to the United States Transportation Services Administration (TSA) for use in airports, the Federal Protection Services for use in federal buildings and to foreign governments and airport authorities. We compete with manufacturers of baggage screening, luggage and large parcel screening, people screening for weapons and explosive detection, container and vehicle screening, and cargo screening equipment and certain software companies and academic institutions that are developing solutions to detect threat items.  It is also our intent to distribute the product through various distribution methods.

The market for contraband detection systems is anticipated to become intensely competitive and many of our competitors are better capitalized and have greater marketing and other resources than Guardian.  PinPoint™ continues to be developed to address the market for contraband detection. The extended alpha version working model of PinPoint™ has been tested successfully at live carry-on baggage checkpoints in three international airports. Integration within currently deployed manufacturers’ scanning equipment is a requisite to anticipated sales, and is considered a significant development risk. PinPoint™ is available for sale to customers; however no sales are anticipated until we are able to seamlessly integrate with the manufacturers’ scanning equipment. Towards that end, we signed a Strategic Alliance and Joint Development Agreement with Control Screening (d.b.a. AutoClear), and are integrating our PinPoint™ technology with their threat detection hardware (AutoClear 6040 baggage scanner and multi-view AT prototype scanner).

Currently, there are limited standards within the aviation security marketplace for the testing and validation of software technology solutions.  To date the marketplace has placed a premium on the newest innovations in hardware technology and has failed to grasp how a threat detection software solution can succeed.

A major joint initiative between the Department of Homeland Security (DHS) and the National Electrical Manufacturers Association (NEMA) is expected to open a path to both increase the interoperability of security equipment as well as provide a mechanism to use third party threat detection software as part of the screening solution.  This enabling initiative is the Digital Imaging and Communications in Security (DICOS) standard, similar to the Digital Imaging and Communications in Medicine (DICOM) standard.  With a defined standard for the output of each screening device, complimentary automated threat detection software can be appended to any x-ray equipment.  The schedule for publication of this standard is being driven by the expected purchase by DHS/TSA of new security screening equipment for over 400 US airports.  Guardian is the co-chair of one of the three NEMA working groups drafting the DICOS standard.

As highlighted below in the NEMA article, “DICOS - Homeland Security Spending Keeps on Growing” - Published Friday, January 16, 2009 11:05 AM by  HYPE Harry Massey, expenditures for security solutions are increasing.  Management believes Guardian is well positioned to be a third party solution provider leveraging the standard output of all future security equipment procured by the US Government.  “Global homeland security spending has received a major boost in light of recent international terrorist events, as countries look at new ways to thwart terrorists and secure borders. Spending in the industry is expected to triple to $178 billion by 2015.  Security-related spending will include more sophisticated information technology and the protection of other vulnerable terrorist targets.  With the initial focus on airport security, NEMA has stepped up its outreach to DHS and TSA. Currently developing DICOS, the new NEMA standard will capture scans of checked baggage so that scans can be read by threat detection software. The new standard will facilitate interoperability of security-imaging equipment. With DHS/TSA expected to purchase new equipment for over 400 U.S. airports, NEMA members have joined with DHS to develop the standard.  With Phase 1 of DICOS expected to be completed this year, NEMA has begun looking at other modalities. The security industry is looking at border, rail, seaport, industrial and nuclear plant security.”

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

Guardian continues to perform research and development activities in accordance with the terms of its February 17, 2009 extension for two years of the Cooperative Research and Development Agreement (“CRDA”) with the Transportation Security Administration (“TSA”) that was initially signed on August 18, 2006, and previously renewed on August 8, 2007 and February 12, 2008, with the United States Department of Homeland Security Science and Technology Directorate, for testing and validation of the PinPoint™ product capabilities at the Transportation Security Labs (TSL). The project began on September 5, 2006 for explosive image collection, which is being followed by refinement of the development and testing of PinPoint™.  While TSA certification is not absolutely essential to the acceptance of Guardian’s PinPoint™ product, we believe that having TSA certification and a business relationship with the TSA is important to our strategic growth plans, as the relationship represents an important opportunity to obtain contracts for the licensing of our baggage scanning applications and for future aviation and transportation security applications and solutions that we develop or enhance.

We completed a funded research and development contract with the U.S. Department of Homeland Security (“DHS”).  As part of the project, we have also entered into a Mutual Non-Disclosure Agreement with DHS. The scope of work is focused on the expansion of PinPoint’s™ capabilities to include the detection of certain TSA specified explosives for future deployment on both existing and future deployed scanners.

In July 2008, we submitted to DHS Science and Technology group, under the auspices of the Support Anti-terrorism by Fostering Effective Technologies Act of 2002 (the “SAFETY Act”), a pre-application for designation valuation, a type of certification under the SAFETY Act. In late August 2008, we received a pre-application review by the Staff of the Office of SAFETY Act Implementation. Our final application for designation valuation will be submitted in 2009.

We are in discussions with a security company in South Africa as well as the government to provide our PinPoint™ technology.

We submitted proposals for locations within the U.S. that are designated ‘high threat targets” to provide PinPoint™ for private facility security. These opportunities would permit Guardian to have deployed sites in a public facility as well as other advantages.  We will continue to pursue opportunities for the deployment of our PinPoint™ product.

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

Healthcare Signature Mapping™ Solution

In an effort to expand upon the use of our core technology 3i™ “intelligent imaging informatics,” we are migrating and adopting our threat detection algorithms and quantitative imaging capabilities for use in the imaging field of diagnostic radiology and pathology.  The technology is called Signature Mapping™.  Our Signature Mapping™ platform technology represents the technological basis upon which we expect all diagnostic radiology and pathology applications will be developed. Any Signature Mapping™ product introduced in the United States may be subject to Food and Drug Administration (“FDA”) review and approval, including with regard to its safety and effectiveness before we may begin marketing and selling any such product in the U.S. Such approval may require us to obtain extensive data from clinical studies to demonstrate such safety or effectiveness.  Within the international markets the regulatory requirements differ, specifically in South Africa, where we are testing our TBDx™ application for the detection of tuberculosis by analyzing digital images of aurimine stained sputum slides captured through a photo microscopy system.  There may be similar regulatory requirements in foreign countries in which we seek to market and sell our healthcare CAD products.

The challenge for modern radiology is to improve the quality of clinical care while simultaneously reducing costs and improving patient outcomes.  To accomplish this goal, radiology has greatly expanded its use of various imaging modalities to include Nuclear Medicine, Ultrasound, Computer Tomography (“CT”), Magnetic Resonance Imaging (“MRI”), Positron Emission Tomography, and Digital Radiography (“X-ray”).  While significant improvements in diagnostic radiology have occurred using these imaging modalities, the same degree of technological advancements has not been available to help radiologists to accurately interpret and quantify the rapidly expanding number and diversity of imaging cases generated each day; and coupled with the level of difficulty in reading the image, radiologists are also prone to interpretation subjectivities, and misreads given the enormous patient loads and time constraints radiologists face each day. Studies and other literature indicate that radiologists are about 80% accurate at best in reading screening x-ray breast examinations - 75% accurate for women in their 40s. Certain studies have found that lesions are simply not detected 10 to 15% of the time.  Such knowledge has resulted in a tendency towards additional procedures, such as biopsies which sometimes prove unnecessary. While traditional computer aided detection (“CAD”) assists radiologists by marking anomalies without providing additional visualization or analytical tools, CAD applications have certain characteristics that limit their capabilities. CAD results are associated with high false positive rates. The pattern recognition algorithms employed by CAD restrict their functionality to searching for a specific disease within a specific imaging modality. Guardian is developing a new approach for radiographic image analysis based on our platform technology, Signature Mapping™.  It is the first image-analysis-based technology that we believe will be capable of “characterizing tissues” across a broad range of digital imaging modalities. The software has been designed to work seamlessly with Digital Imaging and Communication in Medicine (“DICOM”) images generated from any existing imaging modality.  It can be integrated into a Picture Archiving & Communication System (PACS) network, a stand-alone digital imaging modality, a diagnostic workstation or a clinical review workstation.

Similar to a person’s fingerprint, each tissue has a unique structure. Each structure creates a unique pattern or “signature” that can be extracted from an image to differentiate, locate, identify, and classify by using our Signature Mapping™ technology.  Signature Mapping™ is expected to further help radiologists by visualizing the various structures within a particular tissue so they can be examined and quantified. This capability is expected to provide a next-generation image analysis, clarification, visualization and Signature Mapped ™ “tissue characterization” and detection.  Management believes that it will add significant clinical value to a wide range of difficult to detect diseases in diagnostic radiology by distinguishing and characterizing different tissue types in images regardless of the modality that generated the image.

Based on its unique properties, Signature Mapping™ is expected to be capable of being used to analyze images generated across all imaging modalities without the need for new image capture hardware costs.  It will serve as a software-based, multi-modality approach to image analysis when combined with Signature Mapping’s™ unique” tissue characterization” and detection. As a result, Signature Mapping™ is expected to differentiate the contrast resolution between different tissue types, even when the material or tissue in the image is very diffuse or obscured by other objects, such as is the case where diseased lung tissue is located behind a rib in an x-ray chest examination. It is capable of displaying these ‘signatures’ in a way that empowers radiologists to make a more informed and confident diagnosis, even for hard to distinguish structures such as masses in dense breast tissue.

Signature Mapping™ appears to provide advantages for providing the knowledge for automatic detection.  The development of a “tissue characterization” and detection model employs the use of supervised machine learning and contextual image analysis to analyze and classify the features associated with the newly created “signatures.”  The fusion of these three technologies is known as Guardian’s Intelligent Imaging Informatics 3i™. Unlike other pattern recognition methodologies, the 3i™ solution can reveal and differentiate inherent structures for all materials in an image regardless of:  The imaging modality used to create the image, Location within the image, Shape or texture, and Object orientation even if obscured by its relationship to other materials.

Clinical Experience and Medical Accomplishments

While Signature Mapping™ is expected to be capable of use in a wide range of medical image analysis applications, our initial application product development efforts are focused in four areas:  detection of tuberculosis by analyzing digital images of stained sputum slides captured through a photo microscopy system; breast cancer detection using x-ray mammography, MRI and ultrasound; neurological imaging analysis through the detection and quantification of acute intracranial hemorrhage using non-contrast CT, normal pressure hydrocephalus, and multiple sclerosis using MRI. In addition, chest radiography targeted at tuberculosis and silicosis detection using digital x-ray.

In July 2007, we entered into an agreement with the Medical Imaging Informatics (MI2) at the Keck School of Medicine, University of Southern California to conduct a multiple-phase process to clinically evaluate, and give feedback on potential enhancements to, our 3i™ “intelligent imaging analysis” solutions as applied to medical radiology imaging.  Our 3i™ product segments clarifies, distinguishes and identifies organic objects even when masked by one or more other objects of similar density and chemical composition.  This is an expected product extension of our 3i™-based computer-aided detection technology in adapting scientific principles employed for explosives detection to medical image analysis.  We continued our collaboration relationship with a new agreement dated July 19, 2007 for a one year term, to include clinical studies for our Signature Mapping™ product.  The first half of the collaboration focused on image-based visualization and CAD solutions for the detection of breast cancer on mammograms, and the second half of the collaboration will be for the detection of small acute intracranial hemorrhage (“AIH”) on CT.

Our research to-date includes five programs and studies conducted under the direction of the Image Processing and Informatics Laboratory at the University of Southern California (USC) using clinical data and images provided by: the Image Processing and Informatics Laboratory at USC, Howard University, and the South Florida Clinical Mammography Data Base.  In addition a program and study for the detection of TB in stained sputum slides through a photo microscopy system at the National Health Laboratories of South Africa.

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

Although there is no current computer-aided-detection for TB sputum microscopy analysis, which can be identified as competition to Signature Mapping™, there are substitute technologies, which in the long run could compete for sputum specimen analysis.  The dipstick or biomarker approach could be considered a future competitor to Signature Mapping™. Ultimately, competition to our approach will be driven by its cost per procedure, ease-of-use, sensitivity specificity, and ability to be used by non-trained or lightly trained personnel in the point of care environment.  The emerging tests are Polymerase Chain Reaction, TB Breathalyzer, Q-Beta Replicase Assay, Transcription-Medicated Amplification, Ligase Chain Reaction, Strand Displacement Amplification, Nucleic Acid Sequence-Based Amplification and Branched DNA.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Year Ended December 31
Category	2008	2007	2006

Net cash provided (used) in operating activities	$ (2,594,561)	$ (5,522,463)	$ (6,527,312)
Net cash provided (used) in investing activities	(61,026)	(51,566)	(275,643)
Net cash provided by financing activities	2,642,975	4,942,688	5,098,208
Effect of exchange rates on cash and cash equivalents	(7,747)	(4,946)	777

Net increase (decrease) in cash	$ (20,359)	$ (636,287)	$ (1,703,970)

Net Cash Used in Operations

Net cash used in operating activities for the fiscal year ended December 31, 2008 (Fiscal 2008) was $2,594,561, compared with net cash used in operating activities of $5,522,463 during the same period for 2007 (Fiscal 2007), a decrease in the use of cash for operating activities of approximately $2,927,902 (53.0%).  The decrease is due to: (i) reduced selling, general and administrative costs (other than depreciation and amortization, stock based compensation, and impairment of goodwill) of $759,177 (13.8%), a reduced cost of sales (other than amortization and impairment costs) of $6,908 (29.6%), offset by a reduction in net revenue of $183,441 (63.3%), and an increase in net other interest expense (other than noncash items) of $112,059 (30.3%); and (ii) offset by net increases in the components of operating assets and liabilities of $2,457,317, or 3,501.8%.

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

Net Cash Used in Investing Activities

Net cash used in investing activities of $61,026 was for the purchase of equipment and costs incurred for patent applications for Fiscal 2008.  This compares with net cash used for the same activities of $51,566 for the same period for Fiscal 2007, or an increase of $9,460, or 18.3%.  The net decrease is comprised of a $6,191 (30.4%) decrease in the purchase of furniture, software and equipment, and an increase of $15,651 (50.2%) for costs associated with the preparation and filing of certain patents with regard to our “3i™” technology.  The decrease in equipment purchases is the result of additions made in prior years and no change in the number of employees during Fiscal 2008.  Therefore, there are no requirements to purchase new or replacement equipment. The increase in patent costs is due to a focus on additional provisional patents underlying our technology, renewal application costs of various pending patent, and costs associated with the issuance and publication of two patents granted in February, 2009. We anticipate we will incur additional patent costs during the fiscal year ended December 31, 2009 (Fiscal 2009) related to further protection of our PinPoint™ and Signature Mapping™ products.

Net cash used in investing activities of $51,566 was for the purchase of equipment and costs incurred for patent applications for Fiscal 2007.  This compares with net cash used for the same activities of $275,643 for the same period for Fiscal 2006, or a decrease of $224,077, or 81.3%.  The net decrease is comprised of $115,496 (85.0%) decrease in the purchase of furniture, software and equipment, and a decrease of $108,581 (77.7%) for costs associated with the preparation and filing of certain patents with regard to our “3i™” technology.  The decrease in equipment purchases is the result of additions made in 2006 for our 2007 requirements, and the decrease in patent costs is due to focus on various patent applications prepared and filed in 2006.  However, we anticipate we will incur additional patent costs during the fiscal year ended December 31, 2008 (Fiscal 2008) related to further protection of our PinPoint™ and Signature Mapping™ products.

Net cash used in investing activities for the purchase of equipment, and costs incurred for patent activities for Fiscal 2006 was $275,643.  This compares with net cash used for the same activities of $702,697 for the same period Fiscal 2005, or a decrease in capital projects of $427,054 (60.8%).  The net decrease is comprised of a $401,621 (74.7%) decrease in the purchase of furniture, software and equipment, and a decrease of $25,434 (15.4%) for costs associated with the preparation and filing of certain patents with regard to our “intelligent imaging informatics” (“3i™”) technology for PinPoint™ and Medical CAD applications.

Net Cash Provided by Financing Activities

Net proceeds from financing activities for Fiscal 2008 were $2,642,975, compared with $4,942,688 for the same period in Fiscal 2007, a decrease of $2,299,713 (46.5%). Fiscal 2008 proceeds includes, $2,443,975 (92.5%) of new equity financing, $115,000 (4.3%) from the exercise of stock options and warrants, $60,000 (2.3%) of short-term debt financing, and $24,000 (0.9%) from a noninterest bearing loan from an executive officer.  We continue to seek to raise additional financing through one or more equity or debt offerings of our securities, or bank borrowings. In October 2008, we engaged an investment banking firm to conduct a private placement of up to $10 million of our equity securities on a “best efforts basis” exclusively to certain accredited investors pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.  Such securities will not be registered under the Securities Act and may not be offered or sold in the US absent registration or an applicable exemption from such registration. During 2008, we raised approximately $188,975, net of commissions and other expenses of $35,470, pursuant to such private placement and approximately $641,259, net of commissions and other expenses of $56,296, during 2009 through March 10, 2009. There can be no assurance that the Company will be able to raise additional equity or debt financing in such private placement or otherwise, or obtain any bank or other borrowings on terms satisfactory to the Company.

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

Cash and Cash Equivalents

Our cash and cash equivalents decreased for Fiscal 2008 by $20,359 (20.1%) to $80,777.  This is the result of net cash used for operating and investing activities, and exchange rate changes of $2,663,334 versus net proceeds from financing activities of $2,642,975, for a net decrease in cash and cash equivalents of $20,359.

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

Working Capital Information - The following table presents a summary of our working capital at the end of each fiscal year:

	As of December 31
Category	2008	2007	2006

Cash and cash equivalents	$ 80,777	$ 101,136	$ 737,423

Current assets	211,957	473,582	947,955
Current liabilities	9,835,488	6,825,988	3,418,773
Working capital (deficit)	$ (9,623,531)	$ (6,352,406)	$ (2,470,818)

At December 31, 2008, we had a working capital deficit of approximately $9,623,531, compared with working capital deficit at December 31, 2007 of $6,352,406, an increase in working capital deficit of approximately $3,271,125 (51.5%). As of December 31, 2008, the Company had cash and cash equivalents of $80,777 as compared to $101,136 on December 31, 2007.  The decrease in cash is the net result of our operating, investing and financing activities outlined above. Our revenue generating activities during the period, as in previous years, have not produced sufficient funds for profitable operations, and we have incurred operating losses since inception.  Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations.  In addition to raising cash through additional financing activities, we may supplement our future working capital needs through the extension of trade payables and increases in accrued expenses. For Fiscal 2008, overall current liabilities increased $3,009,500 (44.1%), with specific increases in current liabilities of: (i) trade payables of $796,335 due to a shortage in working capital, (ii) $1,667,355 for accrued liabilities including accrued wages and related of $1,578,914 for salaries to employees since late May 2008, (iii) $999,213 for the amortization of discount on convertible debentures, (iv) $798,127 for derivative liabilities related to convertible debentures, (v) $76,658 for the revaluation of the default provision for the convertible debentures, and (vi) $84,000 for the issuance of short-term notes payable including $24,000 from our Chief Executive Officer. Decreases in specific current liabilities includes: (i) $1,299,946 for warrant liabilities reclassified to permanent equity, and (ii) $12,242 in deferred revenue.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn are dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

At December 31, 2007, we had a working capital deficit of approximately $6,352,406, compared with working capital deficit at December 31, 2006 of $2,470,818, an increase in working capital deficit of approximately $3,881,588 (157.1%). As of December 31, 2007, the Company had cash and cash equivalents of $101,136 as compared to $737,423 on December 31, 2006.  The decrease in cash is the net result of our operating, investing and financing activities outlined above.  Our revenue generating activities during the period, as in previous years, have not produced sufficient funds for profitable operations, and we have incurred operating losses since inception.  Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations.  In addition to raising cash through additional financing activities, we may supplement our future working capital needs through the extension of trade payables and increases in accrued expenses.  For Fiscal 2007, overall current liabilities increased $3,407,215 (99.7%), with specific increases in current liabilities of: (i) trade payables of $70,908, (ii) a new convertible promissory note of $100,000, (iii) the reclassification to short-terms liabilities of $3,228,205 for the convertible debentures due on November 7, 2008 ($2,228,992 net of discounts) and related outstanding warrants of $1,299,946, (iv) a default contingency provision for the convertible debentures of $645,641, and (v) $780,843 for derivative liabilities related to the convertible debentures.  Decreases in specific current liabilities includes: (i) $23,466 deferred revenue, (ii) repayment of $100,000 towards an outstanding note payable and advances from related parties, (iii) $180,562 in accrued liabilities, (iv) $1,100,000 reduction of bridge note holders ($946,821 net of discounts), with $300,000 converted into shares of common stock and an $800,000 repayment to the bridge note holders; (v) $468,266 for reduction in derivative liabilities related to the bridge note holders.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn are dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

Other Liabilities (short-term convertible notes)

Under a Securities Purchase Agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock.  The Company issued an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants at a first closing held on November 8, 2006 and, due to the reset conversion feature embedded in the notes and the warrant, the transaction was recognized as a liability under generally accepted accounting principles.  We also issued an aggregate of 623,520 common stock purchase warrants to the placement agent in such financing which were upon terms substantially similar to the Series D Warrants.  Due to milestone-related adjustments, the initial exercise price of $1.15634 may be reset and the maximum number of shares to be issued under the debentures is indeterminable as of December 31, 2007. The Company issued an additional $2,575,000 in principal amount of the Series A Debentures at a second closing held on April 12, 2007, following the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants.  The Company allocated proceeds from the second closing to the embedded conversion features of the Series A Debentures and Series D Warrants that were recognizable as a liability under generally accepted accounting principles.  One-half of the Series D Warrants became exercisable on November 8, 2006 (2,226,854 warrants), and the remaining one-half became exercisable on April 12, 2007 (2,226,855 warrants).  The Series D Warrants and the placement agent’s warrants issued as compensation in the offering to Midtown Partners & Co., LLC, may be exercised via a cashless exercise if certain conditions are met.  The Company considered Emerging Issues Task Force Issue 00-19 (EITF 00-19), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and concluded that there were insufficient shares to share settle the contracts.  The Series D Warrants that became exercisable at the first closing will expire on November 8, 2011, and those related to the second closing will expire in April 12, 2012.  On April 1, 2007, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants issued as compensation to Midtown Partners & Co., LLC, were reset to a price $0.7453 per share, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008. As of December 31, 2008, an aggregate of $1,921,795 in principal amount of the Series A Debentures have been converted into 2,585,582 shares of common stock, and an aggregate of 864,798 Series D Warrants have been exercised resulting in the issuance of 864,798 shares of common stock.  Accordingly, as of December 31, 2008, holders of the Company’s Series A Debentures have converted an aggregate of $1,921,795 in principal amount of the debentures, $3,228,205 in aggregate principal amount of the debentures remain unconverted, and 3,588,911 Series D Warrants remain unexercised.

As of the date of the filing of this report, approximately 13,133,852 warrants (excluding the warrants exercisable by the debenture holders) may be exercised pursuant to the cashless exercise provisions of such warrants, which may be subsequently resold as “restricted securities” under the provisions of Rule 144 under the Securities Act. Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.

The outstanding convertible debentures of $3,228,205 and accrued interest of $383,289 became due on November 7, 2008. The Company received a notice from three holders of the debentures advising it that the debentures were due November 7, 2008, including payment of all accrued and unpaid interest, and that failure to pay the debentures in full, including certain late fees, constitutes an event of default under the debentures and that failure to remit payment of the debentures and all late fees may result in enforcement of their rights and remedies under the debentures and applicable law.  As of the date of this filing, except as noted above, holders have not sought to enforce their rights under the debentures.  The Company is seeking additional financing to repay the debenture holders.  Also, The Company has engaged in discussions with certain holders of the debentures in an effort to re-negotiate the terms of the debentures and extend their maturity date.  As a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. In addition, the Company did not make timely payment of the interest due under the Series A Debentures on July 1, 2008, October 1, 2008, and January 1, 2009, an event of default under the debentures.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default. The Company is required to maintain the registration of the shares underlying the debentures and Series D Warrants as required under the terms of our agreements with the holders of the debentures which may be deemed an event of default under the Debentures. On August 11, 2008, after the Company received waivers of registration from 93% of the outstanding debentures for the shares underlying the debentures, we filed a request with the SEC to withdraw the April 28, 2008 Form S-1 Registration which withdrawal request is pending approval by the SEC  If an event of default occurs under the debentures, the debenture holders may elect to require the Company to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and the Company may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  As of the date of this filing, three debenture holders have sent notices of default under such debentures, and we may be considered in default by other debenture holders. In anticipation of such election by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, the Company initially measured the default amount at approximately $645,641 as of December 31, 2007, and re-measured the default amount at approximately $722,299 as of December 31, 2008, which is reflected in the carrying value of the debentures. This default amount was recognized as interest expense in the fourth quarter for the year ended December 31, 2007 of approximately $645,641, and an additional $76,658 during 2008.

Absent the default provisions, the Debentures bear interest at the rate of 10% per annum due on the first day of each calendar quarter, upon conversion or redemption of the Debentures as to the principal amount converted or redeemed, or on the maturity date of the Debentures.  We may elect to pay interest due under the Debentures in cash or registered shares of our common stock.  If we elect to pay the interest due in shares of our common stock, the number of shares to be issued in payment of interest is determined on the basis of 85% of the lesser of the daily volume weighted average price of our common stock as reported by Bloomberg LP (“VWAP”) for the five trading days ending on the date that is immediately prior to (a) date the interest is due or (b) the date such shares are issued and delivered to the holder.  We may pay interest in shares of our common stock only if the equity conditions, described below, have been met during the 20 consecutive trading days prior to the date the interest is due and through the date the shares are issued.

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

The Series D Warrants are exercisable at the same price as the conversion price of the debentures outlined above.  If certain milestones are not met, the conversion price of the Debentures and exercise price of the Series D Warrants may be and were re-set.  Also, the exercise price may be adjusted under anti-dilution and other price re-set provisions contained in the Series D Warrants.  One-half of the Series D Warrants became exercisable on the date of the first closing on November 8, 2006, and the remaining one-half of the Series D Warrants became exercisable on the date of the second closing on April 12, 2007. The original conversion price was $1.1563 per share, but has been reset to $.4089 effective May 20, 2008 (the final milestone reset provision).

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

We are not required to make an adjustment to the conversion or exercise price or the number of shares to be issued upon conversion or exercise of the Debentures and Series D Warrants under the anti-dilution provisions related to an “exempt issuance,” which is defined as: (A) any stock or options that are issued under our stock option plans or are approved by a majority of non-employee directors and issued (i) to employees, officers or directors or (ii) to consultants, but only if the amount issued to consultants does not exceed 400,000 shares in a 12 month period, (B) securities issued under the Debentures or Series D Warrants, (C) shares of common stock issued upon conversion or exercise of, or in exchange for, securities outstanding on the date we entered into the securities purchase agreement, (D) the issuance of the Midtown placement agent’s warrants or the shares underlying the placement agent’s warrants, or (E) the issuance of securities in an acquisition or strategic transaction approved by our disinterested directors.

We agreed with purchasers of our Debentures and Series D Warrants (“purchasers”) that we would use our best efforts to file a registration statement under the Securities Act within 45 days of the first closing to permit the public resale by purchasers of the shares that may be issued upon conversion of the Debentures and upon exercise of the Series D Warrants, including the shares of our common stock underlying the Debentures to be issued at the second closing.  We are required to keep the registration statement effective until the earlier of either the date all shares underlying the Debentures and Series D Warrants have been sold or such shares are eligible for resale under Rule 144(k), but no later than four years after the effective date of the registration statement.  The initial registration became effective on April 9, 2007.  We were required to register a number of shares of our common stock equal to 130% of the shares underlying the Debentures and the Series D Warrants. At any time after the effective date of the registration statement covering the resale of the shares to be issued upon conversion or exercise of the Debentures and Series D Warrants, we may call for cancellation up to 75% of the Series D Warrants if: (i) the closing bid or closing sale price of the common stock for 20 consecutive trading days (the “measurement period”) exceeds $2.89, (ii) the daily trading volume during the measurement period exceeds 100,000 shares per trading day, and (iii) the holder is not in possession of material nonpublic information regarding us.  We are required to give notice of cancellation to the holders within one trading day of the end of the measurement period. The Series D Warrants covered by the call notice will be cancelled effective 30 trading days after the date of the call notice, subject to certain conditions, including that the holder shall have the right to exercise the Series D Warrant during the measurement period. As not all of these conditions are met, the Debentures and Series D warrants are not yet cancelable.

On April 28, 2008, the Company filed a new Form S-1 Registration Statement with the Securities and Exchange Commission (“SEC”), to register additional shares for resale by certain holders (“Registered Shares”) of the Series A Convertible Debentures and Series D Warrants upon conversion or exercise thereof at a lower conversion price due to the reset provisions of the agreements, and to carry forward in such registration statement certain unsold shares from our Form S-1 Registration Statement that became effective April 9, 2007 (Registration Statement), in a combined prospectus under applicable SEC Rules.  On June 5, 2008, Guardian filed a Post-Effective Amendment No. 1 to the Registration Statement (“Post-Effective Amendment No. 1”) to de-register 1,157,971 shares of Common Stock issuable in lieu of interest accrued through December 22, 2006, which became effective on June 6, 2008.  On July 25, 2008, the Company filed a Post-Effective Amendment No. 2 to the Registration Statement (“Post-Effective Amendment No. 2”) to de-register an aggregate of an additional 4,208,495 of the Registered Shares.  This amount includes: (i) an aggregate of 2,465,460 Registered Shares previously registered under the Registration Statement for resale by certain of the holders of the Company’s Series A 10% Senior Convertible Debentures (the “Debentures”) upon conversion thereof; and (ii) an aggregate of 1,743,035 Registered Shares previously registered under the Registration Statement that represent additional shares registered under the Registration Statement for resale by certain of the holders of the Debentures and Series D Common Stock Purchase Warrants upon conversion or exercise thereof, which was approved by the SEC on August 6, 2008.  On August 11, 2008, the Company filed a Post-Effective Amendment No. 3 to the Registration Statement to de-register the remaining unsold shares under the Registration Statement, which became effective August 13, 2008.  On August 11, 2008, and in view of the Company’s current financing requirements, the Company filed a request with the SEC to withdraw the April 28, 2008 Form S-1 Registration which withdrawal request was approved by the SEC.

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

Midtown Partners & Co., LLC acted as placement agent for the financing pursuant to the terms of a Placement Agent Agreement, dated July 14, 2006, between us and Midtown.  At the first closing, we paid or issued the following compensation to Midtown for its services as placement agent in connection with the offering: (i) sales commissions in the amount of $180,250; (ii) non-accountable expense reimbursement and legal fees of $30,000 of which $10,000 was paid prior to closing, (iii) placement agent’s warrants to purchase an aggregate of 623,520 shares (one half of the Midtown placement agent’s warrants are exercisable commencing on November 6, 2006 and the remaining one-half become exercisable on the second closing).  The second closing took place on April 12, 2007, at which time we paid the following compensation to Midtown for its services as placement agent in connection with the offering: (i) sales commissions in the amount of $180,250; (ii) non-accountable expense reimbursement and legal fees equal to 1% of the second closing or $25,750, (iii) the placement agent’s warrants to purchase an aggregate of 311,760 shares (the remaining one-half of the placement agent’s warrants).  The Midtown placement agent’s warrants are exercisable at a price of $1.15634 per share for a period of five years from the date they become exercisable, the exercise price was re-set as disclosed above for the convertible debentures, contain a piggyback registration right, a cashless exercise provision and are substantially identical to the warrants issued to purchasers in the Debenture and Warrant offering.

Proceeds of the two offerings were used for the purpose of hiring new personnel, research and development, registration expenses, repaying $200,000 in loans made to us by Mr. Michael W. Trudnak, our Chairman and CEO, and for general working capital purposes.  In connection with the transaction, Mr. Trudnak agreed to amend certain loan agreements with us pursuant to which he had previously loaned to us an aggregate of $402,000.  Mr. Trudnak agreed to extend the date the principal amount is due under such loans until May 31, 2007; however, $100,000 of the principal amount of Mr. Trudnak’s April 21, 2006 loan was due upon our raising $2,500,000 from the closing on sale of our securities after November 6, 2006, and was paid immediately $100,000 following the first closing of the financing, and an additional $100,000 was to be paid immediately following the second closing of the financing, and the remaining balance of $202,000 would be paid upon our raising an aggregate of $5,000,000 from the closing on sale of our securities after November 6, 2006. As of the date of this filing, the anticipated payments of $100,000 and $202,000 have not been made, Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008 for total outstanding notes of $226,000, and the notes were extended to May 31, 2009.

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

Financial Condition, Going Concern Uncertainties and Events of Default

As of December 31, 2008, our revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn, is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. As discussed below, we are in default under the terms of our outstanding Series A Debentures which became due on November 7, 2008.  We received a notice of default from three holders of the debentures.  Also, we have outstanding trade payables and accrued salaries due to our employees in the aggregate amount of $2,125,735. During Fiscal 2008, we raised $15,000 from the exercise of employee stock options, $100,000 from the exercise of stock purchase warrants, received $2,443,975 of net proceeds from the issuance of common stock and warrants from various private placements, and $84,000 net proceeds from short-term promissory notes including $24,000 from Chief Executive Officer.

Our independent registered public accounting firm’s reports on the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2008, as well as our predecessor independent registered public accounting firm’s reports on the consolidated financial statements for the years ended December 31, 2006 and 2007, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

As of December 31, 2008, we had a cash balance of $80,777. Subsequently and through March 10, 2009, we collected outstanding trade receivables in the amount of $1,000, and received approximately $641,259 (net of commissions and expenses to the placement agent in the amount of $56,296) from the issuance and sale of common stock and warrants in a private placement.  Management believes these funds to be insufficient to fund our operations, absent any cash flow from operations or funds from a “best efforts” private placement we are conducting through a placement agent.  We are currently spending or incurring expenses of approximately $441,000 per month on operations and the continued research and development of our 3i technologies and products.  Management believes that we will require approximately an additional $5,292,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. Also, this assumes that holders of our outstanding debentures convert such debentures into shares of our common stock.  In the event the debenture holders do not convert such debentures or require payment of the interest and principal due November 7, 2008 (the maturity date of the debentures), partially convert such debentures, or effect the buy-in provision related to the warrants and the debentures, we may be required to raise additional financing.  The amount due to our debenture holders for interest and principal as of December 31, 2008, was approximately $3,611,494 (of which $3,228,205 represents principal and $383,289 in accrued interest), exclusive of potential default amounts disclosed below. Also, our Chief Executive Officer’s net outstanding noninterest-bearing loans were $226,000 at December 31, 2008.

If the proceeds from the financings are insufficient to fund our operations, pay our trade payables, and repay our unconverted debentures, our results of operations and financial condition could be materially and adversely affected.  There can be no assurances that we will be successful in our efforts to raise any additional financing, any bank borrowing, or grant funding to repay the debentures or in our efforts to renegotiate our convertible debentures. We previously anticipated receiving additional funding of $4,500,000 from two outstanding subscription receivables and, subsequently, determined that such subscriptions receivable may not be received and we may consider canceling such subscriptions receivable as no firm date for the closing has been identified.  Moreover, in view of the current market price of our stock, we may have limited or no access to the capital markets. Also, under the terms of our agreements with the debenture holders, we are subject to restrictions on our ability to engage in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is based upon the trading price of our securities after initial issuance or otherwise subject to re-set.   In view of the foregoing, we may be required to curtail operations significantly, or obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

Our outstanding convertible debentures of $3,228,205 became due on November 7, 2008.  We have received a notice from three holders of our debentures advising us that the debentures were due November 7, 2008, including payment of all accrued and unpaid interest, and that failure to pay the debentures in full, including certain late fees, constitutes an event of default under the debentures and that failure to remit payment of the debentures and all late fees may result in enforcement of their rights and remedies under the debentures and applicable law. As of the date of this filing, except as noted below, the holders have not sought to enforce their rights under the debentures.  We are seeking to re-negotiate the terms of the debentures, including the repurchase of the debentures and/or seeking to extend their maturity date.  In such event, and as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. We did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008, October 1, 2008, and January 1, 2009.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after we become aware of such default, will be deemed an event of default. The Company is required to maintain the registration of the shares underlying the debentures and Series D Warrants as required under the terms of our agreements with the holders of the debentures which may be deemed an event of default under the Debentures. On August 11, 2008, after the Company received waivers of registration from 93% of the outstanding debentures for the shares underlying the debentures, we filed a request with the SEC to withdraw the April 28, 2008 Form S-1 Registration which withdrawal request is pending approval by the SEC  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  As of the date of this filing, three debenture holders have sent notices of default under such debenture, and we may be considered in default by other debenture holders. In anticipation of such election by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $722,299 as of December 31, 2008, which is reflected in the carrying value of the debentures.  This default amount was recognized as interest expense in the fourth quarter for the year ended December 31, 2007 of approximately $645,641, and an additional $76,658 during 2008.

During fiscal 2008, our total stockholders’ deficit increased by $1,551,294 to $8,894,941, and our consolidated net loss was $8,715,202. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, the Company’s deepening insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

In view of the foregoing, we are seeking to raise additional financing through one or more debt or equity offerings, bank borrowings, or grant funding.  On October 11, 2008, we engaged a placement agent to conduct a private placement of up to $10 million of our securities on a “best efforts” basis exclusively to certain accredited investors pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D.  Such securities will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.  As of March 10, 2009, we have raised a total of $830,234 (net of commission and other expenses of $91,766) through the private placement, and will issue to the placement agent an aggregate of 224,876 placement agent’s warrants exercisable for a period of 5 years from the date of issuance at a price of $0.41 per share.  Also, we are seeking research grant funding from sources in connection with the development of our Medical CAD products.  We have agreed to pay our placement agent a commission of 8% of the gross proceeds of the placement, to reimburse the placement agent’s expenses, and to issue the placement agent warrants to purchase 10% of our shares sold in the offering (but excluding the shares underlying the warrants issued to investors) which are exercisable at a price of $0.451 per share for five years from the date of issuance.

CONSOLIDATED RESULTS OF OPERATIONS

The following analysis reflects the consolidated condensed results of operations of Guardian Technologies International, Inc. and its subsidiaries.

Fiscal 2008 as Compared with Fiscal 2007

Net Revenues.  Net revenues from product sales and annual maintenance fees decreased by $183,441, or 63.4%, to $106,150.  Three factors impact the reduction in net revenue.  They are: (i) a decrease in maintenance fee revenue during the year of $91,718, $91,218 of the decrease taking place in the United Kingdom (UK) where customers are moving to the UK’s National Health System preferred RIS systems, and the remaining decrease of $500 in the United States (U.S.) with the maintenance fees for a U.S. customer of our FlowPoint™ product; (ii) a decrease in licensing revenue from our nSight product of $120,000, and (iii) an increase in support services during the current period of $28,277 in the U.S.

Cost of Sales.  Cost of sales for the twelve months ended December 31, 2008 was $16,418 (15.5% of net revenue), compared to $1,272,396 (439.4% of net revenue) during the same period in 2007, a decrease of approximately $1,255,978, or 684.7% of the decrease in net revenue.  Cost of sales during the year ended December 31, 2007, included $250,823 of amortization expense for the Wise Systems’ acquired intangible asset for the FlowPoint™ software and the impairment of the software of $998,247.  Other costs for the twelve months ended December 31, 2008 of $16,418, as compared to $23,326 for the same period in 2007, decreased by $6,908 (29.6%), and represent a decrease in costs for purchased equipment and supplies for customers, support services labor and travel costs.  The decrease in other costs arises from no FlowPoint™ software license revenue in the current period, and therefore no installation labor costs expended in 2008 for a net reduction in third party software and maintenance fees of $3,600, a decrease in material costs of $7,440, decreased labor costs of $2,872, which are offset by increased travel costs of $7,004.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the twelve months ended December 31, 2008, decreased $1,520,757 (19.3%) to $6,342,355 for 2008 as compared to $7,863,112 for the same period in fiscal 2007.  The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the twelve months ended December 31.

	Twelve Months Ended December 31
	2008	2007	$ Change	% Change

Payroll and related costs	$ 2,840,864	$ 2,515,131	$ 325,733	13.0
Professional fees	840,591	1,228,870	(388,279)	(31.6)
Research and development costs	378,586	901,524	(522,938)	(58.0)
Insurance costs	129,659	156,720	(27,061)	(17.3)
Rent - building and equipment	308,494	285,833	22,661	7.9
Travel and related	126,840	147,726	(20,886)	(14.1)
Miscellaneous expenses	120,462	395,744	(275,282)	(69.6)
Depreciation and amortization	128,107	143,785	(15,678)	(10.9)
Stock-based compensation	1,468,752	2,087,779	(619,027)	(29.7)
Total	$ 6,342,355	$ 7,863,112	$ (1,520,757)	(19.3)

Payroll (salary, commissions and benefits) and related costs, which includes salaries, commissions, taxes and benefits, increased approximately $325,733 (13.0%) due to increased labor and medical costs.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees.  Professional fees decreased for the twelve months ended December 31, 2008 versus the same period last year by approximately $388,279 (31.6%) due to: (i) a decrease in accounting fees of $59,997; (ii) a decrease in legal fees of $130,464; and (iii) a decrease of $197,818 for investor relations and other consulting activities in 2008.  During 2008, the Company incurred additional expense for SOX compliance; and decreased legal costs associated with SEC compliance, export licensing, and immigration. The Company incurred less public relations expense in 2008, than it had incurred in 2007, and a reduction in the number of press releases issued in 2008 compared to 2007.

Research and development costs decreased for the twelve months ended December 31, 2008, compared to the same period last year by approximately $522,938 (58.0%). Medical Computer Aided Detection project (Signature Mapping™) costs decreased for the year ended December 31, 2008 by $159,529 (92.6%) for total costs for 2008 and 2007 of $12,827 and $172,356, respectively.  Research and development costs for PinPoint™ were $365,759 for the twelve months ended December 31, 2008 compared to $729,168 for the same period last year, for a decrease of approximately $363,409 or (49.8%).

Insurance costs in the twelve months ended December 31, 2008, were $129,659 compared to $156,720 in the same period in 2007, a decrease of $27,061 (17.3%).  The decrease is attributed to lower premium costs in 2008 for Errors and Omissions, as well as a refund of premium from our aviation policy received in 2007 offset by the increase in other premiums for the year ended 2008.

Rent increased by $22,661 (7.9%) to $308,494 for the twelve months ended December 31, 2008, as compared to $285,833 for the same period in 2007, due to an increase in the operating expense charges for our leased office space.

Travel and entertainment expense for the twelve months ended December 31, 2008 of $126,840 compares to the same period for 2007 of $147,726, or a decrease of $20,886 (14.1%).  During the fiscal year of 2008, the Company has had decreased travel costs associated with business development activities for PinPoint™.

Miscellaneous expense decreased by $275,282 (69.6%) to $120,462 for the twelve months ended December 31, 2008, as compared to $395,744 for the same period in 2007.  The net decrease is related to the impairment of goodwill that was recognized in 2007 of $126,875 and a decrease in overall miscellaneous expenses of $148,407.

Depreciation and amortization expense in selling, general, and administrative for the twelve months ended December 31, 2008 of $128,107 compares to the same period for 2007 of $143,785, or a decrease of $15,678 (10.9%).  The reduction in depreciation expense is due to acquired assets that became fully depreciated later in 2007 and during 2008.

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee directors, and consultants in lieu of cash compensation.  During the twelve months ended December 31, 2008, the Company recognized an expense associated with employee stock option compensation of $1,226,428 and $242,324 of consulting expense.  During the same period of 2007, the Company recognized stock-based compensation expense for employees of $1,770,855 and consultants of $316,924.  The decrease in stock-based compensation for employees and non-employee members of our Board of Directors of $544,427 (30.7%) represents a decrease in the number of stock options granted in 2008 versus the number granted in the same period of 2007.  The decrease in stock-based compensation expense for consultants of $74,600 (23.5%) reflects decreased usage of stock-based compensation versus cash compensation for consultants.

Employee stock option expense in 2007 and 2008 represents the amortization of the Black-Scholes fair value as outlined above in accordance with the use of Statement of Financial Accounting Standards No.123(R) (SFAS 123(R)) “Stock-Based Payment,” which was effective January 1, 2006.  SFAS 123(R) requires the recognition of all share-based payments to employees or to non-employee directors, as compensation for service on the Board of Directors, as compensation expense in the consolidated financial statements. The amount of compensation is measured based on the estimated fair values of such stock-based payments on their grant dates, and is amortized over the estimated service period to vesting.  Consulting expense for stock-based payments to consultants is based on the fair value of the stock-based compensation at inception and amortized over the estimated service period but, in accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services” (“EITF 96-18”), is re-measured on each reporting date until the performance commitment is complete.

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income.  Other expense for the twelve months ended December 31, 2008 was $2,462,579 compared to $1,663,829 for the same period last year, for a net increase of $798,750 (48.0%).

Interest income for the twelve months ended December 31, 2008 of $418 is derived from interest bearing accounts.  The $10,614 (96.2%) decrease from the same period last year is attributed to a lower average daily cash balance in interest bearing accounts during the course of the twelve months ended December 31, 2008.

Interest expense (not including other non-operating income) for the twelve months ended December 31, 2008 was $2,462,997, compared to $1,705,167 for the same period last year, for an increase of $757,830 (44.4%).  The components of 2008 include:  $466,706 of interest for the convertible debentures outstanding during the period, $999,213 for amortization of the fair value of the embedded conversion feature in the November 2006 warrants and debentures issued in conjunction with the convertible debentures; $239,549 for amortization of deferred financing costs for the November 2006 and April 2007 convertible debenture financing; and $91,251 for the fair value of the second half of the warrants issued to Midtown Partners.  Interest expense was increased by $666,278 for the revaluation of the derivative liabilities associated with the financings through May 20, 2008, which is the final milestone reset date under the Series A 10% Senior Convertible Debentures.  The interest expense outlined above includes noncash elements of $1,996,291.  The noncash portion reflects the impact of the price reset provisions in the Series A 10% Senior Convertible Debenture.  As outlined above in the Notes to Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies,” the milestone reset provision caused the determination that there were insufficient authorized shares to share-settle financing contracts, and the requirement that warrants be classified as a liability.  As such, the warrants were required to be remeasured at each balance sheet date, and the increase or decrease in the fair value of the warrants was charged or credited to interest expense.  However, on May 20, 2008, Guardian was able to determine that sufficient shares existed to share-settle the contract, and therefore, reclassified the fair value of the warrants to permanent equity on that date.

Net Loss and Net Loss per Share.  Net loss for the twelve months ended December 31, 2008 was $8,715,202, compared to $10,509,746 for the same time period in 2007, for a decreased net loss of approximately $1,794,544 (17.1%).  Net loss per share for the twelve months ended December 31, 2008 was $0.19 compared to $0.28 in the same period 2007, based on the weighted average shares outstanding of 45,061,552 and 37,761,058 respectively. The decreased net loss for the twelve months ended December 31, 2008 compared to the same period in 2007 arose from the following: (i) lower net revenue of $183,441, (ii) a lower cost of sales of $1,255,978 due to the impairment write off in and amortization of intangible software in 2007 versus 2008, (iii) increased salary and benefit costs of $325,733, (iv) decreased stock-based compensation for employees, non-employee members of our Board of Directors and consultants of $619,027, (v) a net decrease in other operating expenses of  $1,227,463, (vi) an increase in other net non-operating expense of $788,135 for accrued interest expense on debt, the amortization of debt discount for the 2006 and 2007 debentures and 2007 convertible notes, the revaluation of the derivative liabilities for the debentures, convertible notes, and warrants, adjustments to the fair value of derivative liabilities related to the conversion of notes and debentures, other related financing expenses, and lower interest income of $10,615.

Fiscal 2007 as Compared with Fiscal 2006

Net Revenues.  Net revenues from product sales and annual maintenance fees decreased by $198,520, or 40.7%, to $289,591.  Three factors impact the reduction in net revenue.  They are: (i) a decrease in maintenance fee revenue during the current period of $96,936, $53,663 of which decrease taking place in the United Kingdom where customers are moving to the UK’s National Health System preferred RIS systems, and a decrease of $43,273 in the U.S. as we have made no new sales of our FlowPoint™ product; and (ii) a decrease in hardware sales of $16,785; and (iii) a net decrease in software license revenue of $84,799, or 41.4%.  The $84,799 decrease in software license revenue represents a reduction in FlowPoint™ sales of $204,799, offset partially by $120,000 of revenue for our PinPoint nSight product.

Cost of Sales.  Cost of sales for the year ended December 31, 2007 was $1,272,396 (439.4% of net revenue) compared to $673,494 (138.0% of net revenue) during Fiscal 2006, an increase of approximately $598,902, or 88.9%.  Cost of sales for the period includes the impairment write-off of the Wise Systems’ acquired intangible asset for developed software of $998,247, as well as amortization of the same Wise Systems’ intangible asset of $250,823 in 2007 compared to an amortization expense of $461,836 in 2006.  Other costs of $23,326 in 2007 as compared to $211,658 in 2006, or a decrease of $188,332 (89.0%), represent decreased expenses for purchased equipment and supplies for customers, installation labor and travel costs.  The decrease in other costs arises from no FlowPoint™ software license revenue in the current period, and includes a decrease in cost of equipment of $100,660 (91.6%), a decrease in third party software and maintenance fees of $21,627 (85.6%), and a decrease in labor costs of $66,045 (86.3%).

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

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees.  Professional fees decreased for the twelve months ended December 31, 2007 versus the same period last year by approximately $379,110 (23.6%) due to: (i) an increase of $172,279 for general consultants, a decrease of $64,610 related to discontinuing specific marketing activities for our FlowPoint™ product, a decrease of $316,484 for specific consulting activities in 2006 not carried forward into 2007; and (ii) a decrease in accounting and legal fees of $107,042 and $63,253, respectively.  During 2006, the Company incurred additional accounting and legal fees due to the restatement of the Company’s audited financial statements for the years ended December 31, 2003, and 2004, and unaudited interim financial statements during 2005 and related amendments to certain of the Company’s periodic reports filed with the SEC.  The Company filed such amended filings during the third quarter of 2006.  Such decrease in accounting and legal fees relates to the Company not incurring such additional fees in 2007.

Research and development costs decreased for the twelve months ended December 31, 2007, compared to the same period last year by approximately $93,045 (9.4%). Medical Computer Aided Detection project Signature Mapping™ costs increased in 2007 by $57,356 (49.9%) for total costs for 2007 and 2006 of $172,356 and $115,000, respectively.  Research and development costs for PinPoint™ were $729,168 for the twelve months ended December 31, 2007 compared to $879,569 for the same period last year, for a decrease of approximately $150,401 or 17.1%.

Insurance costs in the twelve months ended December 31, 2007, were $156,720 compared to $391,693 in the same period in 2006, a decrease of $234,973 (60.0%).  The decrease is attributed to the cancellation of the aviation product liability insurance coverage in November 2006, since the project was still in the development stage.  The Company expects to obtain insurance coverage for the PinPoint™ aviation product once the Company commences generating sales and in conjunction with other coverage as available from the various governmental agencies for terrorism activities.

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

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee directors, and consultants in lieu of cash compensation.  During the twelve months ended December 31, 2007, the Company recognized an expense associated with employee stock option compensation of approximately $1,770,855 and approximately $316,924 of consulting expense.  During the same period of 2006, the Company recognized stock-based compensation expense for employees of $495,143 and consultants of $366,901.  The increase in stock-based compensation for employees and non-employee members of our Board of Directors of $1,275,712 (257.6%) represents the impact of accelerating in the fourth quarter of 2005 the expense of key management and staff hiring incentives using stock options.  Therefore, no compensation expense of unvested 2005 and prior year options carry-forward into fiscal 2006 and 2007.  The Company did not grant incentive stock options to existing employees, only to new hires and non-qualified stock options to members of the Board of Directors.  In January 2007, the Company granted stock options to all employees and non-employee members of our Board of Directors and, in October 2007, the Company granted stock options to three executive officers as compensation for their continued deferral of a portion of their 2006 salaries, all resulting in additional expense over the two year vesting period beginning in 2007.  The decrease in stock-based compensation expense for consultants of $49,977 (13.6%) reflects decreased usage of stock-based compensation versus cash compensation for consultants.

Employee stock option expense in 2006 and 2007 represents the amortization of the Black-Scholes fair value as outlined above in accordance with the use of Statement of Financial Accounting Standards No.123(R) (SFAS 123(R)) “Stock-Based Payment,” which was effective January 1, 2006.  SFAS 123(R) requires the recognition of all share-based payments to employees or to non-employee directors, as compensation for service on the Board of Directors, as compensation expense in the consolidated financial statements. The amount of compensation is measured based on the estimated fair values of such stock-based payments on their grant dates, and is amortized over the estimated service period to vesting.  Consulting expense for stock-based payments to consultants is based on the fair value of the stock-based compensation at inception and amortized over the estimated service period but, in accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services” (“EITF 96-18”), is re-measured on each reporting date.

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

Interest expense (not including other non-operating income) for the twelve months ended December 31, 2007 was $1,705,167, compared to $1,334,555 for the same period last year, for an increase of $370,612 (27.8%).  The components of 2007 include: $58,817 for the August/September 2006 bridge notes that were outstanding during the period and $2,703 from other short-term notes; $361,797 of interest for the convertible debentures outstanding during the period, $2,866,139 for amortization of the fair value of the embedded conversion feature in the November 2006 warrants and debentures issued in conjunction with the convertible debentures and $153,179 for amortization of the fair value of the embedded conversion feature in the August/September bridge note; $344,831 for amortization of deferred financing costs for the November 2006 and April 2007 convertible debenture financing; and $3,040,562 for the fair value of warrants issued during the period, and $645,641  contingency for the   default event on the convertible debentures.  Interest expense was reduced by $272,788 in connection with the fair value adjustments to derivative instruments related to the conversions of bridge notes and debentures, and further reduced by $5,495,713 for the revaluation of the derivative liabilities associated with the financings.  The interest expense outlined above includes noncash elements of $1,294,059.  The noncash portion reflects the impact of the price reset provisions in the Series A 10% Senior Convertible Debenture.  As outlined above in the Notes to Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies”, the reset provision causes the determination that there are insufficient authorized shares to settle financing contracts, and the requirement that warrants be classified as a liability.  As such, the warrants are required to be re-measured at each balance sheet date, and the increase or decrease in the fair value of the warrants is charged or credited to interest expense.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes scheduled maturities of our contractual obligations extending beyond one year for which cash flows are fixed and determinable as of December 31, 2008.

Category	Payments Due in Fiscal
	Total	2009	2010	2011	2012	2013	Thereafter

Short-term convertible debentures and notes (1)	$ 4,236,504	$ 4,236,504	$ -	$ -	$ -	$ -	$ -
Long-term debt	-	-	-	-	-	-	-
Interest payments (2)	6,852	6,852	-	-	-	-	-
Operating lease commitments (3)	355,388	267,291	88,097	-	-	-	-
Unconditional purchase obligations (4)	-	-	-	-	-	-	-
Total contractual obligations	$ 4,598,744	$ 4,510,647	$ 88,097	$ -	$ -	$ -	$ -

(1) Includes $3,228,205 of convertible debentures that matured November 8, 2008, $60,000 short-term note that matures on July 1, 2009, $226,000 short-term notes from a related party that matures on May 31, 2009, and $722,299 accrual for debenture default provisions.

(2) Projected interest on debt, with the assumption of no further conversion of the short-term debentures that matured on November 8, 2008. Although, the Company is in negotiations with the debenture holders to extend the maturity date beyond November 8, 2008.

(3) Total rental expense included in the accompanying consolidated statements of earnings was $308,494 in fiscal 2008, $285,833 in fiscal 2007, and $291,091 in fiscal 2006.

(4) The company currently does not have any outstanding unconditional purchase obligations.  They would though include inventory commitments, future royalty, consulting agreements, other than month-to-month arrangements, or commitments pursuant to executive compensation arrangements.

In addition to the above obligations, we are conditionally obligated to redeem shares related to the acquisition of intellectual property (IP) from Difference Engines.  As of December 31, 2008, and as more fully disclosed in Note 7, Acquisitions, a conditional redemption value of $54,400 was estimated and recorded.

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

Stock-Based Compensation.  We adopted on January 1, 2006, the provisions of Statement of Financial Accounting Standards SFAS No. 123(R) (“SFAS 123(R)”), which requires recognition of stock-based compensation expense for all share-based payments based on fair value. SFAS 123(R), “Share-Based Payment” defines fair value-based methods of accounting for stock options and other equity instruments.  This method measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period. We also consider Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services” (“EITF 96-18”), establishes the measurement principles for transactions in which equity instruments are issued in exchange for the receipt of goods or services.  We relied upon the guidance provided under Issue 1 of EITF 96-18 to determine the measurement date and the fair value re-measurement principles to be applied.  Based on these findings, we determined that the unamortized portion of the stock compensation should be re-measured on each interim reporting date and proportionately amortized to stock-based compensation expense for the succeeding interim reporting period until goods are received or services are performed. We recognize compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. We consider voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

Valuation of Long-Lived Assets Including Acquired Intangibles.  We evaluate the carrying value of long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying value of an asset within the scope of SFAS No. 144, “Accounting of the Impairment or Disposal of Long-Lived Assets,” may not be recoverable. Our assessment for impairment of assets involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition.  An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, and considers year-end the date for its annual impairment testing.

On July 27, 2004, the Company completed the acquisition of Wise Systems Ltd.  This transaction has been accounted for as a business combination.  The purchase price for these assets and liabilities assumed were allocated to acquired intangible assets (FlowPoint™ software) and goodwill. In conjunction with its net realizable value analysis required by SFAS No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” during June 2007, we determined that its entire investment in Wise Systems was impaired.  This was based on the our determination that the carrying amount of these assets, as reflected on the Company’s consolidated balance sheet, exceeded its projected net realizable value; accordingly, we wrote-off the remaining unamortized acquired intangible assets (FlowPoint™ software) totaling $998,247.

Impairment of Excess of Purchase Price Over Net Assets Acquired.  We follow the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These statements establish financial accounting and reporting standards for acquired goodwill.  Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements.  Effective January 1, 2002, with the adoption of SFAS No. 142, goodwill must be evaluated for impairment and is no longer amortized.  Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired.  To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets.

We determine impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill.  Impairment is tested annually or whenever indicators of impairment arise.  Based on a net realizable value analysis as of June 30, 2007, it was determined that the asset was fully impaired and we took a $126,875 write-off for the impairment of goodwill.

OFF-BALANCE SHEET ARRANGEMENTS

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities as of December 31, 2008, 2007 and 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the Emerging Issues Task Force issued EITF 08-04, “Transition Guidance for Conforming Changes to EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 08-04”). EITF 08-04 is effective for years ending after December 15, 2008. The overall objective of EITF 08-04 is to conform the requirements of EITF 00-27 and FASB 150 with EITF 98-5 to provide for consistency in application of the standard. The Company has computed and recorded a beneficial conversion feature in connection with certain of their prior financing arrangements and does not believe that EITF 08-04 will have a material effect on that accounting.

In June 2008, the Emerging Issues Task Force issued EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”), which supersedes the definition in EITF 06-01 for periods beginning after December 15, 2008. The objective of EITF 07-05 is to provide guidance for determining whether an equity-linked financial instrument (or Embedded Feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in FASB 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of SFAS 133 (“the paragraph 11(a) Exception”). EITF 07-05 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument is within the scope of EITF 00-19. The Company is determining what impact, if any, EITF 07-05 will have on its consolidated financial position, results of operations and cash flows.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  The FASB Staff Position (“FSP”) APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal periods; early adoption is not permitted. The Company does not believe that the provisions of FSP APB 14-1 will have a material impact on their consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company was required to adopt FSP 142-3 on October 1, 2008. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe that FSP 142-3 will materially impact their consolidated financial position, results of operations or cash flows in the foreseeable future

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” however, it retains the fundamental requirements of the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each transaction.  SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  Among other requirements, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values, with limited exceptions; acquisition-related costs generally will be expensed as incurred.  SFAS No. 141(R) requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (that is, beginning in the Company’s fiscal 2009).  An entity may not apply it before that date. Currently, SFAS 141(R) is not expected to have a material impact on the Company’s financial condition or results of operations. However, if the Company engages in business combination after January 1, 2009, SFAS 141(R) could have a material impact on accounting for the transaction.

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

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”) to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Among other requirements, SFAS No. 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is to be reported as a separate component of equity in the consolidated financial statements.  SFAS No. 160 also requires consolidated net income to include the amounts attributable to both the parent and the non-controlling interest and to disclose those amounts on the face of the consolidated statement of income.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, beginning in the Company’s fiscal 2009). Earlier adoption is prohibited.  This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. As the Company does not have non-controlling interests in its subsidiary, SFAS 160 is not expected to have a material impact on consolidated financial condition or results of operations for the foreseeable future.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159, effective for the fiscal year ended December 31, 2008, did not have a material impact on consolidated financial condition or results of operations.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157") to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS No. 157 becomes effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159, effective for the fiscal year ended December 31, 2008, did not have a material impact on consolidated financial condition or results of operations.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.”  This Statement shall be effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006 (that is, beginning in the Company’s fiscal 2007). The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 “Accounting for Derivative Instruments and Hedging Activities” prior to the adoption of this Statement. However, to adopt the provisions of paragraph 4(c), the Company must also have adopted SFAS 157 and 159 as described above. In other words, the requirement for fair value accounting for all financial instruments must also have been early adopted.   The adoption of SFAS 155 did not have a material affect on the Company’s financial condition and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures.   International revenues in Fiscal 2008 from Wise Systems, our subsidiary located in the United Kingdom, were approximately $56,710 (53.4%) of total revenue.  International sales are made mostly from our foreign subsidiary and are typically denominated in British pounds.  At December 31, 2008, there were no outstanding accounts receivable for our foreign subsidiary, and $13,744 (0.01%) of total consolidated accounts payable were denominated in British pounds.  Additionally, our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts which are charged to Wise and recorded as inter-company receivables on the books of the U.S. parent company.  We are also exposed to foreign exchange rate fluctuations as the financial results of Wise are translated into U.S. dollars in consolidation.  As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

As of December 31, 2008, $13,312 (16.5%) of our cash and cash equivalents balance was included in our foreign subsidiaries.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See our Consolidated Financial Statements, which incorporates the supplementary data beginning on page 107.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective January 3, 2009, Guardian’s principal independent registered public accountant, Goodman & Company, L.L.P., resigned due to its decision to disengage after evaluating client relationships in light of current economic conditions.  Specifically, current economic conditions had not allowed Guardian to raise sufficient funds to pay Goodman’s fees. Goodman had been engaged by the Company as the principal registered independent public accountant to audit the consolidated financial statements of the Company for the fiscal years ended December 31, 2005, 2006 and 2007, and the re-audit of the Company’s restated consolidated financial statements for the fiscal years ended December 31, 2003 and 2004.  Goodman’s reports on the financial statements of the Company filed with the Securities and Exchange Commission with regard to the fiscal years ended December 31, 2006 and 2007, contained no adverse opinion or disclaimer of opinion; however, each of its reports did contain an explanatory paragraph that expressed substantial doubt about our ability to continue as a going concern.

In connection with the audit of the Company's consolidated financial statements for the fiscal years ended December 31, 2006 and 2007, and in connection with the subsequent interim periods up to the date of resignation, there were no disagreements with Goodman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Goodman, would have caused Goodman to make reference to the subject matter of the disagreements in connection with its reports.

Effective February 23, 2009, upon the recommendation of Guardian’s Audit Committee, Guardian's board of directors approved the engagement of KBL, LLP to serve as Guardian's independent registered public accountants and to be the principal registered public accountants to conduct the audit of Guardian's financial statements for the fiscal year ended December 31, 2008, replacing the firm of Goodman & Company, L.L.P.

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

Based on this evaluation, and for the reasons discussed below, the Certifying Officers determined that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the Reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.  On January 9, 2009, the Company filed a Form 8-K with the SEC disclosing its change of accountants.  The report was due January 8, 2009, a day earlier.

Although the Certifying Officers have determined that our disclosure controls and procedures are not effective, management continues to believe that we have made significant improvements in these areas, but this is an ongoing progress. We continue to monitor our controls in these areas, and will continue to implement remedial measures designed to address material weaknesses. The Audit Committee previously determined, and continues to believe, that these matters could be best addressed by: (a) reviewing accounting literature and other technical materials with the Company’s independent registered public accountants to ensure that the appropriate personnel have a full awareness and understanding of the applicable accounting pronouncements and how they are to be implemented, (b)

additional education and professional development for the Company’s accounting and other staff on new and existing accounting pronouncements and their application and applicable SEC filing requirements, certain applicable SEC disclosure requirements, and the timing of the filing thereof, and (c) requiring senior accounting staff and outside consultants with technical accounting expertise to review complex transactions to evaluate and approve the accounting treatment for such transactions, including those items for which the Company has restated its financial statements.  Further, to continue to retain and review with an outside public accounting consultant the application of certain accounting principles to help assure the consolidated financial statements prepared by the Company and furnished to its independent registered public accountants for review or audit reflect the application of such accounting principles.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Guardian Technologies International, Inc (including its subsidiaries) (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules13a-15(f) of the Securities Exchange Act of 1934, as amended).

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the period covered by the Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the current directors and executive officers of Guardian:

Name	Age	Title
Michael W. Trudnak	56	Chairman of the Board, Chief Executive Officer, Secretary, Treasurer, Director - Class III
William J. Donovan	57	President, Chief Operating Officer and Director - Class III
Charles T. Nash	58	Director - Class I
Henry A. Grandizio	52	Director - Class II
Sean W. Kennedy	59	Director - Class II
Gregory E. Hare	55	Chief Financial Officer
Richard F. Borrelli	57	Vice President

Under Guardian’s Certificate of Incorporation, the board of directors is divided into three classes and, if the board consists of seven directors, the first class shall consist of three directors to hold office for a term of one year from the date of the ratification of their election by stockholders at the next meeting of stockholders held to consider such matter, the second class shall consist of two directors to hold office for a term of two years from the date of the ratification of his election by stockholders at the next meeting of stockholders held to consider such matter, and the third class shall consist of two directors to hold office for a term of three years from the date of the ratification of their election by stockholders at the next meeting of stockholders held to consider such matter.  At each succeeding annual meeting of stockholders, the successors to the class of directors whose terms shall then expire shall be elected to hold office for a term expiring at the third succeeding annual meeting.  Mr. Nash has been designated by the board as Class I directors, Messrs. Kennedy and Grandizio have been designated as Class II directors, and Messrs. Trudnak and Donovan have been designated as Class III directors.

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

Charles T. Nash, Director.  Mr. Nash became a Class I director of Guardian in June 2004. Mr. Nash has over 25 years of military experience and more the 10 years of leadership experience in emerging technology in the private sector.  Since October 2000, Mr. Nash has been President of Emerging Technologies International, Inc. (“ETII”), a privately held consulting company. ETII works to get high level technologies developed by small commercial companies inserted quickly, efficiently and inexpensively into applications/tools for immediate military use. The company also works with government laboratories and acquisition agencies to facilitate speedy and effective “lab to fleet” technology interchanges and discussions. From April 1998 to October 2000, Mr. Nash was vice president of Emerging Technology Group of Santa Barbara Applied Research, Inc., a privately held defense consulting and emerging technology marketing company.  Prior to that, Mr. Nash served in various military leadership positions, including: head of Strike/Anti-Surface Unit Warfare and Air to Air/Strike Support section on the staff of the Chief of Naval Operations, overseeing budget planning of approximately $18 billion; executive assistant to the Deputy Commander in Chief, U.S. Naval Forces Europe; and executive and commanding officer, Strike Fighter Squadron 137.  Mr. Nash retired from the U.S. Navy in 1998 with the rank of Captain U.S.N.  Mr. Nash is a frequent guest military and aviation analyst for Fox News Channel, and several regional radio stations.  Mr. Nash earned a BS Aeronautics degree in 1973 from the Parks College of Aeronautical Technology, Saint Louis University, Cahokia, Illinois.

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

Sean W. Kennedy, Director.  Mr. Kennedy became a Class II director in July 2003 and a consultant to the Company since May 27, 2008.  From January 2001 to the present, Mr. Kennedy has been President and Chief Executive Officer of BND Group, Inc., a privately held software development company.  On May 27, 2008, the Company entered into a consulting agreement with BND pursuant to which it agreed to provide certain consulting services to the Company including managing the research, development and information systems activities of the Company. From October 1999 to December 2000, Mr. Kennedy was divisional Vice President of Votenet Solutions, a Web development and consultant for trade associations, political parties and related organizations. From April 1994 to October 1999, Mr. Kennedy was President and CEO of Raintree Communications Corporation, a privately held telecommunications services company, focused on providing technology tools for legislative lobbying to Trade Associations and Fortune 500 companies. From June 1989 to April 1994, Mr. Kennedy was President and CEO of Electronic Funds Transfer Association, a trade association for the electronic payments systems industry.  Mr. Kennedy is a graduate of Mount Saint Mary’s College in Emmitsburg, Maryland.

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

Independent Directors

Our board of directors has determined that the following directors are independent as “independence” is defined in Section 121A of the NYSE Amex listing standards, the standard we have adopted for determining the independence of our directors: Henry A. Grandizio, Charles T. Nash, and Ronald R. Polillo (deceased - May 10, 2008).  The board of directors maintains an audit committee, nominating committee and compensation committee as discussed under Item 10 – Directors and Executive Officers of the Registrant, above.  The current members of such committees as of the date of the filing of this report are as follows:

Audit

-

Henry A. Grandizio, Chairman

Charles T. Nash

Compensation

-

Sean W. Kennedy, Chairman

Charles T. Nash

Henry A. Grandizio

Nominating

-

Charles T. Nash, Chairman

Sean W. Kennedy

Henry A. Grandizio

The Board of Directors

The Board oversees the business affairs of Guardian and monitors the performance of management. During the fiscal year ended December 31, 2008, the Board held nine meetings and handled certain business through unanimous written consents of its board in accordance with its by-laws and applicable Delaware law.  Members of the board of directors attended all of such meetings. Guardian has a policy of requesting all directors to attend annual meetings of stockholders.  Currently, the Board has three committees, an Audit, Compensation and Nominating Committee.  The membership and functions of such committees are described below.

Audit Committee

The Audit Committee consists of Henry A. Grandizio and Charles T. Nash.  On May 27, 2008, Mr. Sean W. Kennedy resigned from the Audit Committee as he is no longer deemed “independent.”  Mr. Grandizio was appointed chairman on September 17, 2007.  The Audit Committee held nine meetings during fiscal 2008.   Mr. Grandizio attended all of such committee meetings, Mr. Nash attended eight of such committee meetings, and Mr. Kennedy attended seven of such committee meetings.  The board of directors has determined that Messrs. Grandizio and Nash are independent members of the Audit Committee, as independence is defined in Section 121A of the NYSE Amex exchange listing standards.

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

Compensation Committee

The Compensation Committee consists of Sean W. Kennedy, Charles T. Nash and Henry A. Grandizio.  Mr. Kennedy was appointed chairman on September 14, 2004.  The board of directors has adopted a written charter for the Compensation Committee. The Compensation Committee held three meetings during fiscal 2008.  During 2008, Messrs. Kennedy, Grandizio and Nash attended all of such meetings.

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

Nominating Committee

The Nominating Committee consists of three members, Sean W. Kennedy, Charles T. Nash and Henry A. Grandizio.  During 2008, Mr. Nash served as chairman.  The Nominating Committee did not hold any meetings during fiscal 2008.  The board has adopted a written charter for the Nominating Committee.

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

 ADVISORY BOARD

On November 7, 2007, we established an advisory board to advise and make non-binding recommendations to our board of directors and management regarding the strategic positioning of our new products, future product development, industry trends, and potential research collaborations with third parties.  Members serve for a term of one year.  Our advisory board consisted of two members, including Mr. Polillo (deceased as of May 10, 2008), who acted as the chairman of the advisory board.  The other member was Dr. Ronald Schilling, whose agreement expired on November 8, 2008.  The Company anticipates reestablishing the Advisory Board during 2009.

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

Based on our review of Forms 3, 4 and 5 submitted to us pursuant to Rule 16a-3 under the Exchange Act by our executive officers and directors with respect to our most recent fiscal year ended December 31, 2008, there were no known (1) late reports, (2) transactions that were not reported, or (3) known failures to file a required report by such executives officers and directors.

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

Our executive compensation program during 2008 consisted of three principal elements: base salary, stock options, and severance and change in control benefits.  We also provided to two employees a car allowance. Except for Mr. Borrelli, we compensate our named executive officers according to the terms of their employment agreements with us. Mr. Borelli’s salary was determined based on market levels at the time of employment, individual responsibilities, performance, and experience.  We made no change to Mr. Borrelli’s salary at the time he became a named executive officer. Our ability to provide any cash incentive compensation, plan or non-plan has been constrained by our limited cash resources. Accordingly, our executive compensation arrangements have been relatively straight forward.

Moreover, due to our limited available cash, during 2006, a significant portion of four of our then named executive officers base salaries were and continue to be unpaid.  During 2007, three of our named executives had a small portion of their base salaries unpaid and the amount continued to be unpaid during 2008.  Additionally, during 2008, significant portions of four of our named executive officers base salaries were unpaid.  As of December 31, 2008, the Company has an aggregate unpaid salary of its named executives of approximately $1,122,301.

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

Base Salary

The amount of base salary paid or payable to our named executive officers is used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. When establishing base salaries for the executives, the Compensation Committee and management consider a number of factors, including the seniority of the individual, the functional role of the position, the level of the individual’s responsibility, the ability to replace the individual, the base salary of the individual at his prior employment and various qualified candidates to assume the individual’s role. Generally, we believe our executive’s base salaries should be targeted near the median of the range of salaries for executives in similar positions at comparable companies.

Except for Mr. Borelli, the base salary of each of our named executive officers is determined on the basis of such officer’s employment agreement with us.  At a minimum, our Compensation Committee reviews annually each executive officer’s base salary during our performance review. Base salaries may be adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance, experience and the our cash position.  During 2008, we did not increase the base salary of any of Messrs. Trudnak, Donovan, Hare or Borrelli, and do not expect to be able to do so in the near future.

Also, as discussed above, and due to our limited available cash, during 2006, a significant portion of four of our then named executive officers base salaries were and continue to be unpaid.  During 2007, three of our named executives had a small portion of their base salaries unpaid and the amount continued to be unpaid during 2008.  Additionally, during 2008, significant portions of four of our named executive officers base salaries were unpaid.  As of December 31, 2008, the Company had an aggregate accrued but unpaid salary due to its named executives of approximately $1,122,301.

Annual Cash Incentive Bonus

Due to the limited cash available to us, we currently do not have a bonus plan and, during 2008, we did not make any annual cash incentive award to our employees, including our named executive officers.

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

Our policy is to grant stock options to new employees pursuant to our 2003 Stock Incentive Plan for the reasons discussed above.  The amount of such grant is determined by the Compensation Committee.  During 2006, 2007 and 2008, we granted stock options to our new employees.  Generally, the options vest 50% after the first year of employment and the remaining 50% after the second year of employment and have an exercise price equal to the fair market value of our stock on the date of grant.  In January 2007 and 2008, the Compensation Committee approved the grant of stock options to all current employees, including our named executives, as an incentive for continued contributions in moving our product development efforts forward. The options vest over a two year period from the date of grant. Stock options granted during 2006 through 2008, were based on management’s recommendation and discussions with the Compensation Committee. Factors considered in granting stock options included: (i) our general policy of not increasing base salaries of all employees during the past four years and in the foreseeable future, (ii) the performance of employees, and (iii) the employees’ increasing responsibilities in a dynamic, and shrinking organization.

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

Our Compensation Committee administers the 2003 Stock Incentive Plan, and consists of two or more directors appointed by our board of directors each of whom is a non-employee director and an outside director within the meaning of Section 162(m) of the Internal Revenue Code, and determines the type and amount of awards to be granted to eligible employees, directors and consultants based upon the principles underlying our executive compensation program.  Awards under our 2003 Stock Incentive Plan are made throughout the year and are generally tied to Compensation Committee meetings. A total of 30,000,000 shares of our common stock are currently authorized for issuance under the 2003 Stock Incentive Plan. Shares subject to awards which expire, or are cancelled, or forfeited will again become available for issuance under the 2003 Stock Incentive Plan as described below. As of December 31, 2008, there were 1,668,000 shares issued under 2003 Stock Incentive Plan, 11,128,221 shares reserved for issuance under the Plan, and 17,203,779 shares were available for future awards.

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

Severance and Change in Control Benefits

Three of our four named executive officers are covered by employment agreements which specify payments in the event the executive’s employment is terminated. The type and amount of payments vary by executive level and the nature of the termination. These termination benefits are payable if and only if the executive’s employment terminates as specified in the applicable employment agreement.  Also, two of our named executive officers, Mr. Donovan and Mr. Hare, have employment agreements that require us to make certain payments in the event of a change in control and upon the occurrence of certain other material events.

Our primary reason for including termination and change in control benefits in compensation packages is to attract and retain the best possible executive talent. We believe our termination benefits are competitive with general industry packages. For a further description of these severance benefits, see “Employment Agreements” and “Severance and Change in Control Benefits” below.

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

Perquisites and Other Compensation

During the each of the two fiscal years ended December 31, 2008, two of our named executive officers received reimbursement of up to $6,000 annually for automobile expenses as required under the terms of their employment agreements. See below “Employment, Severance and Change in Control Arrangements.”  Currently, we do not provide short or long term disability or life insurance coverage for employees, including our named executive officers, as a result of our current cash position.  We do provide health care benefits to all employees including our named executive officers, and such benefits are contributory.

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

Summary Compensation Table

The following Summary Compensation Table sets forth the compensation earned or awarded to our CEO, President and COO, CFO and other named executive officers during each of the three fiscal years ended December 31, 2008.

Name and Principal Position	Year	Compensation ($)
		Salary	Bonus	Stock Options Awards (1)	All Other (2)	Total
Michael W. Trudnak (3)	2006	$ 275,000	$ -	$ -	$ 6,000	$ 281,000
Chairman, CEO	2007	275,000	-	517,843	6,000	798,843
	2008	275,000	-	334,900	6,000	615,900

William J. Donovan (4)	2006	265,000	-	-	6,000	271,000
President/COO	2007	265,000	-	305,341	6,000	576,341
	2008	265,000	-	322,600	6,000	593,600

Gregory E. Hare (5)	2006	200,000	-	412,000	-	612,000
Chief Financial Officer	2007	200,000	-	280,211	-	480,211
	2008	200,000	-	243,500	-	443,500

Carl C. Smith, Jr. (6)	2006	130,000	-	-	-	130,000
Vice President	2007	144,585	-	117,750	-	262,335
	2008	160,000	-	194,800	-	354,800

Richard F. Borrelli (7)	2006	113,000	-	-	-	113,000
Vice President	2007	112,000	-	77,280	-	189,280
	2008	144,425	-	136,300	-	280,725

Steven V. Lancaster (8)	2006	125,000	-	-	-	125,000
Vice President	2007	84,000	-	-	-	84,000
	2008	-	-	-	-	-

Darrell E. Hill (9)	2006	125,000	-	-	-	125,000
Vice President	2007	-	-	-	-	-
	2008	-	-	-	-	-

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
(3) For Mr. Trudnak, includes 2008 accrued and unpaid salary of $181,607, for a cumulative deferral of $427,364.
(4) For Mr. Donovan, includes 2008 accrued and unpaid salary of $175,105, for a cumulative deferral of $309,574.
(5) For Mr. Hare, includes 2008 accrued and unpaid salary of $121,539, for a cumulative deferral of $239,640.

(6) For Mr. Smith, includes 2008 accrued and unpaid salary of $103,385, for a cumulative deferral of $103,385. Mr. Smith resigned as an officer as of November 7, 2008, but continues as the Vice President of Business Development, Security.

(7) For Mr. Borrelli, includes 2008 accrued and unpaid salary of $97,231, for a cumulative deferral of $97,231.
(8) Mr. Lancaster resigned effective August 25, 2007.
(9) For Mr. Hill, includes a cumulative deferral of $48,493 at December 31, 2008. Mr. Hill resigned effective September 8, 2007.

Grants of Plan-Based Awards Table

The following table sets forth information regarding stock option awards to our named executive officers under our 2003 Stock Incentive Plan during the three fiscal years ended December 31, 2008.

Name	Fiscal Year	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)
Michael W. Trudnak	2006	-	0	0.00
	2007	1/14/2007 (1)	125,000	0.90
	2007	10/8/2007 (2)	707,530	0.81
	2008	1/8/2008 (1)	334,900	0.51

William J. Donovan	2006	-	0	0.00
	2007	1/14/2007 (1)	125,000	0.82
	2007	10/8/2007 (2)	353,372	0.73
	2008	1/8/2008 (1)	322,600	0.46

Gregory E. Hare	2006	1/16/2006 (1)	200,000	2.40
	2007	1/14/2007 (1)	125,000	0.82
	2007	10/8/2007 (2)	312,840	0.73
	2008	1/8/2008 (1)	243,500	0.46

Carl C. Smith, Jr. (4)	2006	-	0	0.00
	2007	1/14/2007 (1)	125,000	0.82
	2007	10/18/2007 (1)	50,000	0.75
	2008	1/8/2008 (1)	194,800	0.46

Richard F. Borrelli	2006	-	0	0.00
	2007	1/14/2007 (1)	112,000	0.82
	2008	1/8/2008 (1)	136,300	0.46

Steven V. Lancaster (resigned 8/25/07)	2006	-	0	0.00
	2007	1/14/2007 (3)	0	0.00
	2008	-	0	0.00

Darrell E. Hill (resigned 9/8/07)	2006	-	0	0.00
	2007	1/14/2007 (3)	0	0.00
	2008		0	0.00

(1) Two year vesting period with 50% vested after year one, and 50% vested after year two.
(2) Options issued on October 8, 2007 were in lieu of compensation for the named executives for deferring a significant portion of their 2006 salaries, due to continued cash flow shortage.
(3) Options were granted but forfeited upon resignation.
(4) Resigned as an officer as of November 7, 2008, but continues as the Vice President of Business Development, Security.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for each named executive officer regarding the number of shares subject to exercisable and unexercisable stock options for the three fiscal years ended December 31, 2008.

Name	Option Awards (1)
	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

	Exercisable	Unexercisable
Michael W. Trudnak	450,000	0	0	$0.36	2/18/2014
	10,000	0	0	3.60	2/18/2014
	62,500	62,500	0	0.90	1/14/2017
	707,530	0	0	0.81	10/8/2017
	0	334,900	0	0.51	1/8/2018

William J. Donovan	200,000	0	0	0.50	8/18/2013
	600,000	0	0	0.50	2/18/2014
	10,000	0	0	3.60	2/18/2014
	200,000	0	0	2.67	11/21/2015
	62,500	62,500	0	0.82	1/14/2017
	353,372	0	0	0.73	10/8/2017
	0	322,600	0	0.46	1/8/2018

Gregory E. Hare	200,000	0	0	2.40	1/16/2016
	62,500	62,500	0	0.82	1/14/2017
	312,840	0	0	0.73	10/8/2017
	0	243,500	0	0.46	1/08/2018

Carl C. Smith, Jr.	62,500	62,500	0	0.82	1/14/2017
	25,000	25,000	0	0.75	10/18/2017
	0	194,800	0	0.46	1/8/2018

Richard F. Borrelli	56,000	56,000	0	0.82	1/14/2017
	0	136,300	0	0.46	1/8/2018

Steven V. Lancaster	10,000	0	0	3.60	2/18/2014

Darrell E. Hill	10,000	0	0	3.60	2/18/2014

Option Exercises Table

The following table sets forth information for each named executive officer regarding the number of shares acquired upon the exercise of stock options during the three years ended December 31, 2008, and the aggregate dollar value realized upon the exercise of the option.  We currently do not have stock appreciation rights (SARs) or restricted stock plans.

Name	Fiscal Year	Option Awards
		Number of Shares Acquired on Exercise (#)	Value Realized On Vesting ($) (1)
Michael W. Trudnak	2006	0	$ 0
	2007	0	0
	2008	0	0

William J. Donovan	2006	0	0
	2007	0	0
	2008	0	0

Gregory E. Hare	2006	0	0
	2007	0	0
	2008	0	0

Carl C. Smith, Jr.	2006	0	0
	2007	0	0
	2008	0	0

Richard F. Borrelli	2006	0	0
	2007	0	0
	2008	0	0

Steven V. Lancaster	2006	400,000	540,000
	2007	250,000	140,500
	2008	0	0

Darrell E. Hill	2006	200,000	320,000
	2007	70,000	18,100
	2008	30,000	3,600
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

William J. Donovan.   Mr. Donovan serves as President and Chief Operating Officer of Guardian, and previously served as Chief Financial Officer.  The Company entered into a new employment agreement with Mr. Donovan on November 18, 2005, which superseded his previous employment agreement with Guardian, dated effective August 18, 2003.  The new employment agreement is for a term of three years unless earlier terminated, and is automatically renewable for one year terms.  The employment agreement provides for an annual salary of $265,000.  The agreement provides for annual performance bonuses based on goals established by Guardian and agreed to by Mr. Donovan, a monthly automobile allowance of $500, participation in our stock option and other award plans (which options or awards shall immediately vest upon a “change in control”), and participation in any benefit policies or plans adopted by us on the same basis as other employees at Mr. Donovan’s level.

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

Gregory E. Hare.  Mr. Hare serves as our Chief Financial Officer. The Company entered into an employment agreement with Mr. Hare commencing on January 30, 2006. The employment agreement is essentially the same as the agreement the Company entered into with Mr. Donovan, except that the agreement is for a term of two years unless earlier terminated and shall automatically renew for successive one year terms unless terminated prior thereto.  The employment agreement provides for a base salary of $200,000 per annum and no automobile allowances. The agreement provides for annual performance bonuses based on goals established by the Company and agreed to by Mr. Hare, participation in the Company’s stock option and other award plans, and participation in any company benefit policies or plans adopted by us on the same basis as other employees at Mr. Hare’s level.  The Company agreed to grant to Mr. Hare, subject to approval of our Compensation Committee, stock options to purchase 200,000 shares of our common stock pursuant to our 2003 Stock Incentive Plan, one-half of which options will vest on the one year anniversary of the commencement of his employment and the remaining options vesting on the two year anniversary of the commencement of his employment.

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

Richard F. Borrelli. Mr. Borrelli’s employment as Vice President and Officer for the Company is at-will, and thus has not entered into employment agreements.  Therefore, there is no employment, severance or change of control arrangements.

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

Carl C. Smith, Jr. Mr. Smith was an Officer of the Company between August 9, 2007 and November 7, 2008. He became Vice President for the Company on August 6, 2007 and his employment is at-will, and thus has not entered into employment agreements.  Therefore, there is no employment, severance or change of control arrangements.

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

Cash Severance and Change in Control Payments

The following table summarizes the potential payments and benefits payable to each of our named executive officer upon termination of employment or change in our control assuming our named executive officers were terminated on December 31, 2008:

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

Acceleration o f Vesting of Option Awards

If our named executive officers were terminated on December 31, 2008, the applicable officer is entitled to automatically and immediately vest in his or her outstanding stock options, as described in the table below:

Name/Circumstances	Description of Equity Awards

Michael W. Trudnak (Change of Control)	62,500 options granted on Januray 14, 2007 would immediately vest and become exercisable in full at a total exercise value of $56,250 (average of $0.90 per share).
707,530 options granted on October 8, 2007 have immediately vested and become exercisable in full at a total exercise value of $573,099 (average of $0.81 per share).
334,900 options granted on January 8, 2008 would immediately vest and become exercisable in full at a total exercise value of $170,799 (average of $0.51 per share).

William J. Donovan (Change of Control, Death, or Disability)	62,500 options granted on January 14, 2007 would immediately vest and become exercisable in full at a total exercise value of $51,250 (average of $0.82 per share).
353,372 options granted on October 8, 2007 have immediately vested and become exercisable in full at a total exercise value of $257,962 (average of $0.73 per share).
322,600 options granted on January 8, 2008 would immediately vest and become exercisable in full at a total exercise value of $148,396 (average of $0.46 per share).

Gregory E. Hare (Change of Control, Death, or Disability)	62,500 options granted on Januray 14, 2007 would immediately vest and become exercisable in full at a total exercise value of $51,250 (average of $0.82 per share).
312,840 options granted on October 8, 2007 have immediately vested and become exercisable in full at a total exercise value of $228,373 (average of $0.73 per share).
243,500 options granted on January 8, 2008 would immediately vest and become exercisable in full at a total exercise value of $112,010 (average of $0.46 per share).

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

Director Compensation and Benefits

On December 6, 2007, based upon the recommendation of the Compensation Committee, the Board adopted an “Amended Policy Regarding Compensation of Independent Directors,” pursuant to which we will furnish the following compensation to our independent directors effective January 1, 2008.  We furnished compensation to our independent directors in accordance with the following policy during 2008:

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

The following table sets forth compensation to our independent directors for the three fiscal years ended December 31, 2008. Currently, our independent directors only receive stock option awards as compensation for their services to us and do not receive any cash compensation other than reimbursement of expenses.

Name	Fiscal Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total $
Sean W. Kennedy	2006 (2)	$ 0	$ 0	$ 15,525	$ 0	$ 0	$ 0	$ 15,525
	2007 (2)	0	0	8,625	0	0	0	8,625
	2008	0	0	27,000	0	0	0	27,000

Charles T. Nash	2006 (2)	0	0	15,525	0	0	0	15,525
	2007 (2)	0	0	8,625	0	0	0	8,625
	2008	0	0	27,000	0	0	0	27,000

Ronold R. Polillo (3)	2006	0	0	0	0	0	0	0
	2007	0	0	7,363	0	0	0	7,363
	2008	0	0	0	0	0	0	0

Henry A. Grandizio (4)	2006	0	0	0	0	0	0	0
	2007	0	0	7,556	0	0	0	7,556
	2008	0	0	25,650	0	0	0	25,650

Gina Marie Lindsey (5)	2006	0	0	21,100	0	0	0	21,100

Marko A. Zorko (6)	2006	0	0	0	0	0	0	0

Michael Mace (7)	2007	0	0	0	0	0	0	0

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

(3) New director effective August 17, 2007.  Represent: (i) 10,000 options as a newly appointed director, and (ii) 1,875 options for the prorated annual retainer. Mr. Polillo passed away in May 10, 2008; therefore, his options have terminated.

(4) New director effective September 17, 2007.
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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of March 6, 2009, the beneficial ownership of our common stock by (i) any person we know who is the beneficial owner of more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.  As of March 6, 2009 there were 48,308,873 shares of our common stock issued and outstanding.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (1)		% of Common Stock Beneficial Ownership

Michael W. Trudnak	6,310,980	(2)	12.7%
William J. Donovan	1,659,872	(3)	3.3%
Gregory E. Hare	759,590	(4)	1.6%
Richard F. Borrelli	301,050	(5)	*
Sean W. Kennedy	148,550	(6)	*
Charles T. Nash	120,500	(7)	*
Henry A. Grandizio	69,187	(8)	*
All executive officers and directors as a group (7 individuals)	9,369,729	(9)	17.8%

* Represents less than 1%

(1)

Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, and is generally determined by voting powers and/or investment powers with respect to securities.  Unless otherwise noted, all shares of common stock listed above are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them.  Such person or entity’s percentage of ownership is determined by assuming that any options or convertible securities held by such person or entity which are exercisable within 60 days from the date hereof have been exercised or converted as the case may be.  All addresses, except as noted, are c/o Guardian Technologies International, Inc., 516 Herndon Parkway, Suite A, Herndon, Virginia 20170.

(2)

Mr. Trudnak - includes 1,459,980 shares underlying options to purchase shares of common stock which are currently exercisable. Does not include shares underlying 167,450 options that are not currently exercisable.

(3)

Mr. Donovan - includes 1,649,672 shares underlying options to purchase shares of common stock which are currently exercisable. Does not include 161,300 shares underlying options that are not currently exercisable.

(4)

Mr. Hare – includes 759,590 shares underlying options to purchase shares of common stock which are currently exercisable.  Does not include shares underlying 121,750 options that are not currently exercisable.

(5)

Mr. Borrelli – includes 300,150 shares underlying options to purchase shares of common stock which are currently exercisable. Does not include shares underlying 68,150 options that are not currently exercisable.  Also includes 900 shares of common stock owned jointly with Mr. Borrelli’s wife and claims beneficial ownership.

(6)

Mr. Kennedy - includes 120,500 shares underlying options to purchase shares of common stock which are currently exercisable.  Includes 10,550 shares of common stock owned by Mr. Kennedy’s wife with respect to which Mr. Kennedy disclaims beneficial ownership.

(7)	Mr. Nash - includes 113,500 shares underlying options to purchase shares of common stock which are currently exercisable.
(8)	Mr. Grandizio – includes 69,187 shares underlying options to purchase shares of common stock which are currently exercisable.
(9)

All executive officers and directors as a group (7 individuals) - includes shares underlying options to purchase an aggregate of 1,459,980, 1,649,672, 759,590, 300,150, 120,500, 113,500, and 69,187 shares of common stock which are currently exercisable that have been granted to Messrs. Trudnak, Donovan, Hare, Borrelli, Kennedy, Nash, and Grandizio, respectively.  Does not include shares underlying options to purchase an aggregate of 167,450, 161,300, 121,750, and 68,150, shares of common stock that are not currently exercisable that have been granted to Messrs. Trudnak, Donovan, Hare, and Borrelli, respectively.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the executive and director compensation arrangements, including employment and change in control arrangements discussed above under Item 11 - Executive Compensation, the following is a description of transactions since January 1, 2008, to which we have been a party in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as at the year end for the last two completed fiscal years, and in which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Loans from Our Chief Executive Officer

On April 21, 2006, we entered into a Loan Agreement with Mr. Michael W. Trudnak, the Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned us $200,000.  We issued a non-negotiable promissory note, dated effective April 21, 2006, to Mr. Trudnak in the principal amount of $200,000.  The note is unsecured, non-negotiable and non-interest bearing.  The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default.  The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  We agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum.  The note is not assignable by Mr. Trudnak without our prior consent.  We may prepay the note in whole or in part upon ten days notice.  On October 21, 2006, Mr. Trudnak extended the due date of the loan to December 31, 2006. Subsequently, on October 3 and October 18, 2006, Mr. Trudnak loaned to us $102,000 and $100,000, respectively, on substantially the same terms as the April 21, 2006 loan, except that each loan is due six months after the date thereof.  Accordingly, following such additional loans, we owed an aggregate of approximately $402,000 to Mr. Trudnak.  On November 10, 2006, Mr. Trudnak extended the due dates of such loans to May 31, 2007, except that $100,000 of the April 21, 2006, loan becomes due upon our raising $2,500,000 in financing after November 6, 2006, and the remaining amount of such loans become due upon our raising an aggregate of $5,000,000 in financing after November 6, 2006, and prior to May 31, 2007.  Following the first closing of our Debenture and Series D Warrant financing on November 8, 2006, we repaid $100,000 in principal amount of the April 1, 2006, and paid an additional $100,000 to Mr. Trudnak on April 17, 2007 upon the second closing of our Debenture and Series D Warrant financing.  On May 31, 2007, Mr. Trudnak extended the due dates of the remaining loans to May 31, 2008. Subsequently on May 31, 2008, Mr. Trudnak extended the due dates of such loans to May 31, 2009. On June 25, 2008, Mr. Trudnak issued another loan to us for $24,000, with the same terms and conditions as the October 18, 2006 note. As of December 31, 2008 and the date of this report, we owe Mr. Trudnak an aggregate amount of approximately $226,000.  The terms of the above transaction were reviewed and approved by the Company’s audit committee and by our Board of Directors.

Consulting Agreement with BND Software, Principal Owner Sean Kennedy, a Director of the Company

On July 15, 2008, the Company entered into a consulting agreement with BND Software, Inc., a corporation that is owned and controlled by Sean Kennedy, a director of the Company.  BND has agreed to provide certain consulting services to the Company including managing the research, development and information systems activities of the Company. The agreement is for a term of one year commencing on May 27, 2008, and expires on May 31, 2009.  The agreement shall be extended for a twelve (12) month period upon mutual agreement by both parties.  The agreement may be terminated upon 60 days prior written notice by one party to the other party. The agreement also provides for an annual compensation of $216,000.  We paid or agreed to pay BND an aggregate of $128,903 during 2008, of which $126,000 is accrued but unpaid as of December 31, 2008.

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

The Audit Committee of the Board of Directors of the Company has appointed the firm of KBL, LLP, to serve as independent auditors of the Company for the fiscal year ending December 31, 2008.  KBL, LLP was appointed on February 23, 2009. The Company’s previous independent auditors, Goodman & Company, L.L.P. was appointed on July, 19, 2005, audited the Company’s financial statements as of, and for the years ended, December 31 of each year since the initial appointment, as well as the reaudit of fiscal years ended December 31, 2003 and 2004. Goodman & Company, L.L.P. also reviewed our interim reports for fiscal years ended December 31, 2004 through 2008 and provided tax services for Fiscal years 2005 through 2007. The London office of Moore Stephens International performs an audit of Wise Systems, in accordance with the statutory requirements of the UK, and provides related tax services.

The Audit Committee has also approved the firm of Ryan, Sharkey & Crutchfield, LLP (“RSC”) to serve as consultant of the Company during 2007, although no such services were provided for Fiscal 2008. RSC provides assistance for the review of accounting matters including derivative liabilities and deferred income tax services, and assisted in the planning and identification of testing requirements for the SOX 404(a) internal control over financial reporting.

For the fiscal years ended December 31, 2008, and 2007, the Company paid (or will pay) the following fees for services rendered during the year or for the audit in respect of those years:

Fee Type	2008	2007

Audit Fees (1)	$ 92,732	$ 142,398
Audit Related Fees (2)	23,790	12,708
Tax Fees (3)	11,000	13,500
All Other Fees (4)	-	-
Total	$ 127,522	$ 168,606

(1) Represents fees for professional services rendered in connection with the audit of the annual financial statements, and review of the quarterly financial statements for each fiscal year. Fiscal 2008 fees include approximately $40,000 for KBL, LLP, $42,732 for Goodman and Company, L.L.P. and $10,000 for Moore Stephens. For the 2007 Fiscal year, such fees for Goodman and Company, L.L.P. were approximately $127,398 and for Moore Stephens, $15,000.

(2) Represents fees for professional services that  principally include due diligence in connection with acquisitions or dispositions, accounting consultantations, and assistance with internal control documentation and information systems audits. The assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements, such as SEC filings. Fiscal year 2008 diclosures reflect fees to Goodman & Company, L.L.P. of $23,790. Fiscal 2007 aggregate fees for such audit related services by Goodman & Company, L.L.P. were approximately $3,500 and by Ryan, Sharkey & Crutchfield, LLP were $9,208.

(3) Represents fees for tax compliance services.  Fiscal 2008 disclosures represent amounts to be paid to KBL, LLP of $7,000 and to Moore Stephens for Wise Systems of $4,000. Fiscal year 2007 represents fees to Goodman & Company, L.L.P. of $9,500, and to Moore Stephens for Wise Systems of $4,000.

(4) Represents fees for professional services other than those described above.  No other such services for Fiscal 2008 and 2007 were approved nor rendered pursuant to the de minimis exception provided in Rule 2-01 (7) (i)(C) of Regulation S-X.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

The financial statements of the Company for the fiscal years covered by this Annual Report are located on page 111 of this Annual Report.

(a) The following financial statements and those financial statement schedules required by Part IV, Item 15 hereof are filed as part of this report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm (KBL, LLP and Goodman & Company, L.L.P.),

Consolidated Balance Sheets as of December 31, 2008 and 2007,

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006,

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2008, 2007 and 2006,

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006,

Notes to Consolidated Financial Statements.

2. Financial Statement Schedules:

The financial statements are set forth under Part IV, Item 15 of this Annual Report on Form 10-K.  Financial statement schedules have been omitted since they are not required, not applicable, or the information is otherwise included.

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

		10-KSB	04/15/2004
10.23	Convertible Promissory Note, dated December 19, 2003, between the Registrant and Dan Denardis.	10-KSB	04/15/2004
10.24	Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Dan Denardis.	10-KSB	04/15/2004
10.25	Supplemental Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Daniel Denardis.	10-KSB	04/15/2004
10.26	Convertible Promissory Note, dated December 19, 2003, between the Registrant and Scott Porter.	10-KSB	04/15/2004
10.27	Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Scott Porter.	10-KSB	04/15/2004
10.28	Supplemental Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Scott Porter.	10-KSB	04/15/2004
10.29	Convertible Promissory Note, dated December 8, 2003 between the Registrant and Alan Stamper.	10-KSB	04/15/2004
10.30	Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Alan Stamper.	10-KSB	04/15/2004
10.31	Supplemental Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Alan Stamper.	10-KSB	04/15/2004
10.32	Convertible Promissory Note, dated December 8, 2003, between the Registrant and Edward D. Tschiggfrie.	10-KSB	04/15/2004
10.33	Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Edward D. Tschiggfrie.	10-KSB	04/15/2004
10.34	Supplemental Common Stock Warrant Agreement, dated December 8, 2003, between the Registrant and Edward D. Tschiggfrie.	10-KSB	04/15/2004
10.35	Convertible Promissory Note, dated December 19, 2003, between the Registrant and Edward D. Tschiggfrie.	10-KSB	04/15/2004
10.36	Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Edward D. Tschiggfrie.	10-KSB	04/15/2004
10.37	Supplemental Common Stock Warrant Agreement, dated December 19, 2003, between the Registrant and Edward D. Tschiggfrie.	10-KSB	04/15/2004
10.41	Amended And Restated 2003 Stock Incentive Plan.	10-KSB	04/15/2004
10.44	Amended Employment Agreement, dated December 10, 2004, between the Registrant and Michael W. Trudnak.	8-K	12/20/2004
10.46	Amended Employment Agreement, dated December 10, 2004, between the Registrant and Darrell Hill.	8-K	12/20/2004

10.47	Amended Employment Agreement, dated December 10, 2004, between the Registrant and Steven Lancaster.	8-K	12/20/2004
10.48	Placement Agreement, dated January 26, 2005 between the Registrant and Berthel Fisher & Company Financial Services, Inc.	8-K	02/02/2005
10.51	Form of Incentive Stock Option Award Agreement.	10-Q	08/12/2005
10.52	Form of Non-Qualified Stock Option Award Agreement.	10-Q	08/12/2005
10.56	Form of Systems Implementation Agreement.	10-Q	11/14/2005
10.57	Employment Agreement, dated December 21, 2005, between the Registrant and Mr. Gregory E. Hare	8-K	01/31/2006
10.58	Distributor Agreement, dated March 30, 2004, between the Registrant and EGC International Corporation.	10-K	5/16/06
10.59	Strategic Partnership Agreement, dated June 21, 2005, between the Registrant and Bridgetech International Corporation.	10-K	5/16/06
10.60	Consulting/Sales Agreement, dated August 6, 2005, between the Registrant and Fowler International.	10-K	5/16/06
10.61	Loan Agreement, dated April 21, 2006, by and between the Registrant and Mr. Michael W. Trudnak.	8-K/A	5/25/06
10.62	Consulting Agreement, dated January 1, 2006, by and between Registrant and Redwood Consultants LLC.	10-Q	8/11/06
10.63	Agreement, dated July 6, 2006, by and between Registrant and The Research Works, LLC	10-Q	8/11/06
10.64	Distribution Agreement, dated July 6, 2006, by and between Registrant and Ultimate Medical Services, Inc.	10-Q	8/11/06
10.65	Distribution Agreement, dated July 20, 2005, by and between Registrant and Elecectronica y Medicina, S.A.	10-Q	8/11/06
10.66	Reseller Agreement, dated July 25, 2006, by and between Registrant and Logos Imaging, LLC.	10-Q	8/11/06
10.67	Securities Purchase Agreement, dated November 3, 2006, by and among Registrant and Certain purchasers.	8-K	11/8/06
10.68	Form of Series A 10% Senior Convertible Debenture, due November 8, 2008.	8-K	11/8/06
10.69	Form of Registration Rights Agreement by and among Registrant and Certain Purchasers.	8-K	11/8/06
10.70	Form of Series D Common Stock Purchase Warrant Issued to Certain Purchasers.	8-K	11/8/06
10.71	Escrow Deposit Agreement, dated November 1, 2006, by and among Registrant, Midtown Partners & Co., LLC, and Signature Bank.	8-K	11/8/06
10.72	Amendment No. 1 to Escrow Deposit Agreement, dated November 3, 2006, by and among Registrant, Midtown Partners & Co., LLC, and Signature Bank.	8-K	11/8/06
10.73	Amendment No. 2 to Escrow Deposit Agreement, dated November 7, 2006, by and among Registrant, Midtown Partners & Co., LLC, and Signature Bank.	8-K	11/8/06
10.74	Placement Agent Agreement, dated July 14, 2006, by and between Registrant and Midtown Partners & Co., LLC.	8-K	11/8/06
10.75	Form of Placement Agent’s Warrant issued to Midtown Partners & Co., LLC and its designees	8-K	11/8/06
10.76	Distribution Agreement, dated August 20, 2006, by and between Registrant and MTS Delft.	10-Q	11/14/06

10.77	Distribution Agreement, dated August 20, 2006, by and between Registrant and Calyx (UK) Limited.	10-Q	11/14/06
10.78	Amendment Agreement, dated October 21, 2006, by and between Registrant and Mr. Michael W. Trudnak.	10-Q	11/14/06
10.79	Amendment Agreement, dated November 10, 2006, by and between Registrant and Mr. Michael W. Trudnak.	10-Q	11/14/06
10.80	Escrow Deposit Agreement, dated April 10, 2007, by and among Registrant, Midtown Partners & Co., LLC, and Signature Bank.	8-K	4/13/07
10.81	Collaboration Agreement, dated March 23, 2007, by and between Registrant and Confirma, Inc.	10-Q	5/18/07
10.82	Public and Investor Relations Agreement, dated May 8, 2007, by and between Registrant and Trilogy Capital Partners, Inc.	10-Q	8/17/07
10.83	Consulting Agreement, dated June 4, 2007, by and between Registrant and Fowler International LLC.	10-Q	8/17/07
10.84	Software License Agreement, dated June 26, 2007, by and between Registrant and NAST.	10-Q	8/17/07
10.85	Consultant Agreement, dated July 19, 2007, by and between Registrant and Medical Image Informatics.	10-Q	8/17/07
10.86	Securities Purchase Agreement, dated August 6, 2007, by and among Registrant and Certain purchasers.	8-K	8/7/07
10.87	Form of Series F and G Common Stock Purchase Warrant Issued to Certain Purchasers.	8-K	8/7/07
10.88	Form of Non-Qualified Stock Option Award Agreement Issued to Certain Executive Officers Related to Continued Deferral of Salary	10-Q	11/13/07
10.89	Strategic Alliance and Joint Development Agreement, dated October 16, 2007, by and between Registrant and with Control Screening, LLC, d/b/a AutoClear.	10-K	4/16/08
10.90	Marketing License Agreement, dated November 1, 2007, by and between Registrant and EGC Informatics, Inc., d/b/a International Threat Detection Systems (“ITDS”).	10-K	4/16/08
10.91	Sales, Installation, and Servicing Agreement Term Sheet, dated January 14, 2008, by and between Registrant and Hi-Tec India Aviation Safety & Security Systems Pvt. Ltd.	10-K	4/16/08
10.92	Distributor Agreement, dated March 14, 2008, by and between Registrant and Borlas Security Systems, Ltd.	10-K	4/16/08
10.93	Consulting Agreement, dated July 19, 2008, by and between Registrant and BND Software.	8-K	7/22/08
14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers	10-KSB	4/15/04
21	List of Subsidiaries.			X
23.1	Consent of Goodman & Company, LLP.			X
23.2	Consent of KBL, LLP			X
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)			X

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)	X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)	X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)	X

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

Signature	Title	Date
/s/ Michael W. Trudnak Michael W. Trudnak	Chairman of the Board, Chief Executive Officer and Secretary, Director (Principal Executive Officer)	March 31, 2009
/s/ William J. Donovan William J. Donovan	President and Chief Operating Officer, Director	March 31, 2009
/s/ Gregory E. Hare Gregory E. Hare	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2009
/s/ Henry A. Grandizio Henry A. Grandizio	Director	March 31, 2009
/s/ Sean W. Kennedy Sean W. Kennedy	Director	March 31, 2009
/s/ Charles T. Nash Charles T. Nash	Director	March 31, 2009

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

TOGETHER WITH THE REPORT OF THE INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Guardian Technologies International, Inc.

Herndon, Virginia

We have audited the accompanying consolidated balance sheet of Guardian Technologies International, Inc. (the “Company”) as of December 31, 2008 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guardian Technologies International, Inc. as of December 31, 2008, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.   As discussed in Note 1 to the consolidated financial statements, the Company has sustained significant operating losses and is currently in default of its debt instrument and needs to obtain additional financing or restructure its current obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP

New York, NY

March 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Guardian Technologies International, Inc.

We have audited the accompanying consolidated balance sheets of Guardian Technologies International, Inc. and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guardian Technologies International, Inc. and Subsidiaries as of December 31, 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Goodman & Company, L.L.P.

Norfolk, Virginia

April 14, 2008

CONSOLIDATED BALANCE SHEETS

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$ 80,777	$ 101,136
Accounts receivable	28,200	29,079
Other current assets	-	1,864
Prepaid expenses	102,980	341,503
Total current assets	211,957	473,582

Equipment, net	421,647	517,667

Other Assets
Other noncurrent assets	22,244	88,976
Intangible assets, net	339,100	313,383
Total assets	$ 994,948	$ 1,393,608

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 1,604,368	$ 808,033
Other accrued liabilities	2,406,964	739,609
Note payable and advances	60,000	-
Note payable and advances, related parties	226,000	202,000
Debentures and convertible notes payable, less discount	3,950,504	2,974,633
Derivative liabilities - embedded conversion feature of debentures and convertible notes	1,578,970	780,843
Derivative liabilities - embedded conversion feature of detachable warrants	-	1,299,946
Deferred revenue	8,682	20,924
Total current liabilities	9,835,488	6,825,988

Noncurrent Liabilities
Warrant liabilities	-	1,732,956
Total noncurrent liabilities	-	1,732,956

Common shares subject to repurchase, stated at estimated redemption value; 302,222 shares outstanding at December 31, 2008 and December 31, 2007
	54,401	178,311

Stockholders' Equity (Deficit)
Convertible preferred stock, $0.20 par value; authorized 1,000,000 shares
Shares issued and outstanding at December 31, 2008 - none
Shares issued and outstanding at December 31, 2007 - none	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares
Shares issued and outstanding at December 31, 2008 - 47,074,674
Shares issued and outstanding at December 31, 2007 - 42,223,126	47,075	39,286
Additional paid-in capital	69,365,857	62,206,362
Accumulated comprehensive income	61,450	64,827
Deficit accumulated	(78,369,323)	(69,654,122)
Total stockholders' equity (deficit)	(8,894,941)	(7,343,647)
Total liabilities and stockholders' equity (deficit)	$ 994,948	$ 1,393,608

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2008	2007	2006

Net revenues	$ 106,150	$ 289,591	$ 488,111

Cost of sales	16,418	1,272,396	673,494

Gross profit (loss)	89,732	(982,805)	(185,383)

Selling, general and administrative expense	6,342,355	7,863,112	8,589,899

Operating loss	(6,252,623)	(8,845,917)	(8,775,282)

Other income (expense)
Loss on disposal of fixed asset	-	-	(2,254)
Interest income	418	11,032	18,212
Interest expense	(2,462,997)	(1,674,861)	(1,334,555)
Total other income (expense)	(2,462,579)	(1,663,829)	(1,318,597)

Net loss	$ (8,715,202)	$(10,509,746)	$(10,093,879)

Net loss per common share:
Basic and diluted	$ (0.19)	$ (0.28)	$ (0.30)

Weighted average number of common shares used in computing basic and diluted net loss per share
	45,061,552	37,761,058	33,914,850

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
								Total Accumulated Comprehensive Loss
				Deferred Stock Compensation	Other Comprehensive Income (Loss)		Total Stockholders' Equity (Deficit)
	Common Stock		Additional			Accumulated Deficit
	Shares	Amount	Paid-In Capital
Balance, December 31, 2005	33,089,712	$ 33,090	$ 52,465,480	$ (8,300)	$ (126,842)	$ (49,050,497)	$ 3,312,931	$ (49,177,339)
Classification adjustment	-	-	100	-	-	-	100	-
Proceeds from sale of common stock for cash, net	513,254	513	820,695	-	-	-	821,208	-
Employee stock options exercised	677,778	678	579,322	-	-	-	580,000	-
Cashless exercise of common stock purchase warrants	5,926	6	(6)	-	-	-	-	-
Common stock issued for consulting services	51,000	51	381,749	(381,800)	-	-	-	-
Common stock warrants issued for consulting services	-	-	155,300	(155,300)	-	-	-	-
Common stock issued pursuant to renegotiated warrant terms	92,500	92	(92)	-	-	-	-	-
Exchange of commission for common stock	100,000	100	(100)	-	-	-	-	-
Forfeiture of common stock	(35,595)	(36)	36	-	-	-	-	-
Amortization of warrants issued pursuant to consulting agreement for services	-	-	-	155,300	-	-	155,300	-
Remeasurement of stock issued pursuant to consulting agreements	-	-	(113,855)	113,855	-	-	-	-
Amortization of deferred compensation expense	-	-	-	211,601	-	-	211,601	-
Amortization of employee stock options	-	-	215,142	-	-	-	215,142	-
Relative fair value allocated to warrants in consideration of convertible notes	-	-	631,734	-	-	-	631,734	-
Reclassification of common shares previously subject to repurchase	-	-	177,055	-	-	-	177,055	-
Gain on remeasurement of common shares subject to repurchase	-	-	784,032	-	-	-	784,032	-
Foreign currency translation	-	-	-	-	205,476	-	205,476	205,476
Net loss	-	-	-	-	-	(10,093,878)	(10,093,878)	(10,093,878)
Total comprehensive loss	-	-	-	-	-	-	-	(9,888,402)
Balance, December 31, 2006	34,494,575	$ 34,494	$ 56,096,592	$ (64,644)	$ 78,634	$ (59,144,375)	$ (2,999,299)	$ (59,065,741)
Remeasurement of stock issued pursuant to consulting agreements	-	-	191,785	(191,785)	-	-	-	-
Proceeds from sale of common stock for cash, net of allocation of proceeds to warrant liabilities	3,223,214	286	32,572	-	-	-	32,858	-
Common stock issued for consulting services	142,461	143	118,403	(44,357)	-	-	74,189	-
Forfeiture of common stock	(35,579)	(36)	36	-	-	-	-	-
Employee stock options exercised	368,000	368	168,932	-	-	-	169,300	-
Exercise of common stock purchase warrants	1,144,873	1,145	1,435,435	-	-	-	1,436,580	-
Conversion of bridge notes	300,000	300	327,450	-	-	-	327,750	-
Conversion of debentures	2,585,582	2,586	1,919,209	-	-	-	1,921,795	-
Reclassification of common shares previously subject to repurchase	-	-	78,556	-	-	-	78,556	-
Gain on remeasurement of common shares subject to repurchase	-	-	88,466	-	-	-	88,466	-
Amortization of consultants deferred compensation expense	-	-	-	278,857	-	-	278,857	-
Amortization of employee stock options	-	-	1,770,855	-	-	-	1,770,855	-

Foreign currency translation	-	-	-	-	(13,807)	-	(13,807)	(13,807)
Net loss	-	-	-	-	-	(10,509,746)	(10,509,746)	(10,509,746)
Total comprehensive loss	-	-	-	-	-	-	-	(10,523,553)
Balance, December 31, 2007	42,223,126	$ 39,286	$ 62,228,291	$ (21,929)	$ 64,827	$ (69,654,121)	$ (7,343,646)	$ (69,589,294)
Remeasurement of stock issued pursuant to consulting agreements	-	-	(31,459)	31,459	-	-	-	-
Proceeds from sale of common stock for cash, net of allocation of proceeds to warrant liabilities	3,978,691	6,916	1,152,419	-	-	-	1,159,335	-
Common stock issued for consulting services	500,000	500	199,500	(200,000)	-	-	0	-
Warrants issued for consulting services	-	-	58,866	(36,666)	-	-	22,200	-
Reset warrants exercise price as inducement for investment	-	-	(403,204)	-	-	-	(403,204)	-
Reclassification of warrants from warrants liability	-	-	4,605,891	-	-	-	4,605,891	-
Employee stock options exercised	30,000	30	14,970	-	-	-	15,000	-
Exercise of common stock purchase warrants	200,000	200	99,800	-	-	-	100,000	-
Conversion of short-term loan	142,857	143	99,857	-	-	-	100,000	-
Gain on remeasurement of common shares subject to repurchase	-	-	123,910	-	-	-	123,910	-
Amortization of consultants deferred compensation expense	-	-	-	217,724	-	-	217,724	-
Amortization of employee stock options	-	-	1,226,428	-	-	-	1,226,428	-
Foreign currency translation	-	-	-	-	(3,377)	-	(3,377)	(3,377)
Net loss	-	-	-	-	-	(8,715,202)	(8,715,202)	(8,715,202)
Total comprehensive loss	-	-	-	-	-	-	-	(8,718,579)
Balance, December 31, 2008	47,074,674	$ 47,075	$ 69,375,269	$ (9,412)	$ 61,450	$ (78,369,323)	$ (8,894,941)	$ (78,307,873)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
CASH FLOWS FROM OPERATING ACTIVITIES	2008	2007	2006
Net loss	$ (8,715,202)	$(10,509,746)	$(10,093,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	128,106	394,609	601,911
Stock-based compensation expense	1,468,752	2,087,779	862,044
Amortization of bridge notes and debentures discounts	999,213	3,019,318	1,204,808
Fair value of warrants issued - derivative instruments	91,251	3,040,562	-
Revaluation of derivative instrument expense (income)	666,278	(4,850,072)	-
Other noncash interest expense	-	72,043	-
Noncash broker compensation expense	-	-	112,421
Noncash classification adjustment to paid-in capital	-	27,750	100
Loss on disposal of fixed assets	-	-	2,254
Impairment of acquired intangible assets	-	1,125,122	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	679	81,278	95,703
Decrease (increase) in other current assets	1,864	(1,864)	76,528
Decrease (increase) in prepaid expenses	237,967	(239,692)	124,455
Decrease (increase) in other noncurrent assets	66,732	364,472	(364,473)
Increase (decrease) in accounts payable	801,198	70,930	258,173
Increase (decrease) in accrued expenses	1,667,355	(180,562)	644,878
Increase (decrease) in deferred revenue	(8,754)	(24,390)	(52,235)
Net cash flows used in operating activities	(2,594,561)	(5,522,463)	(6,527,312)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(14,195)	(20,386)	(135,882)
Investment in patents	(46,831)	(31,180)	(139,761)
Net cash flows used in investing activities	(61,026)	(51,566)	(275,643)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	2,443,975	2,540,000	821,208
Proceeds from exercise of employee stock options	15,000	169,300	300,000
Proceeds from exercise of stock warrants	100,000	815,641	-
Proceeds (reduction) from short-term note payable	60,000	-	-
Proceeds (reduction) from short-term notes, related parties	24,000	(100,000)	302,000
Proceeds (reduction) from short-term convertible notes, net	-	(700,000)	1,100,000
Proceeds from debenture financing, net	-	2,217,747	2,575,000
Net cash flows provided by financing activities	2,642,975	4,942,688	5,098,208
Effect of exchange rate changes on cash and cash equivalents	(7,747)	(4,946)	777

Net increase (decrease) in cash and cash equivalents	(20,359)	(636,287)	(1,703,970)
Cash and cash equivalents at beginning of the year	101,136	737,423	2,441,393
Cash and cash equivalents at end of the year	$ 80,777	$ 101,136	$ 737,423

Supplemental disclosure of cash flow information:
Remeasurement of common stock subject to repurchase	$ 123,910	$ 88,466	$ 784,032
Interest paid during the period	171,069	370,207	38,625
Reclassification of certain warrants from (to) permanent equity	(4,628,091)	-	-
Reclassification of common stock previously subject to repurchase	-	78,556	177,055
Conversion of bridge notes to common stock	100,000	327,750	-
Conversion of convertible debenture to common stock	-	1,921,795	-
Cashless exercise of common stock purchase warrants	-	-	6

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

Financial Condition, Going Concern Considerations and Events of Default

As of December 31, 2008, the Company’s revenue generating activities have not produced sufficient funds for profitable operations and the Company has incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financial requirements, raise additional financing on acceptable terms to the Company, and the success of its future operations. During Fiscal 2008, the Company raised $15,000 from the exercise of employee stock options, $100,000 from the exercise of stock purchase warrants, received $2,443,975 of net proceeds from the issuance of common stock and warrants from various private placements, and $84,000 of net proceeds from short-term promissory notes including $24,000 from the Company’s Chief Executive Officer.

Our independent registered public accounting firm’s reports on the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2008, as well as our predecessor independent registered public accounting firm’s reports on the consolidated financial statements for the years ended December 31, 2006 and 2007, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

As of December 31, 2008, the Company had a cash balance of $80,777. Subsequently, the Company collected outstanding trade receivables in the amount of $1,000, and received an aggregate of $641,259 (net of commissions and expenses to the placement agent in the amount of $56,296) from the issuance of common stock and warrants in a private placement offering.  Management believes these funds to be insufficient to fund our operations, absent any cash flow from operations or funds from a “best efforts” planned private placement offering.  We are currently spending or incurring expenses of approximately $441,000 per month on operations and the continued research and development of our 3i™ technologies and products.  Management believes that they will require approximately an additional $5,292,000 to fund operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. Although, it may be less assuming the Company launches the Tuberculosis Sputum product in the second quarter of 2009.  Also, this assumes that holders of the Company’s outstanding debentures convert such debentures into shares of the Company’s common stock.  In the event the debenture holders do not convert such debentures or require payment of the interest and principal due November 7, 2008 (the maturity date of the debentures), partially convert such debentures, or effect the buy-in provision related to the warrants and the debentures, the Company may be required to raise additional financing.  The amount due to the Company’s debenture holders for interest and principal as of December 31, 2008, was approximately $3,611,494 (of which $3,228,205 represents principal and $383,289 in accrued interest), exclusive of potential default amounts disclosed below. Also, the Company’s Chief Executive Officer’s net outstanding noninterest-bearing loans was $226,000 at December 31, 2008,

The Company expects to raise additional financing through one or more debt or equity offerings, bank borrowings, or grant funding.  On October 11, 2008, the Company engaged a placement agent to conduct a private placement of up to $10 million of its securities on a “best efforts” basis exclusively to certain accredited investors pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D.  Such securities will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.  To-date the Company has raised total net proceeds of $830,234 (net of commission and other expenses of $91,766) through the private placement.  Also, the Company is seeking research grant funding from sources in connection with the development of their Medical CAD products.

If the proceeds from the financings are insufficient to fund the operations and the repayment of the Company’s unconverted debentures, the Company’s results of operations and financial condition could be materially and adversely affected.  There can be no assurances that the Company will be successful in their efforts to raise any additional financing, any bank borrowing, or grant funding to repay the debentures or in their efforts to renegotiate their convertible debentures. The Company previously anticipated receiving additional funding of $4,500,000 from two outstanding subscription receivables and, subsequently, determined that such subscriptions receivable may not be received and may consider canceling such subscriptions receivable as no firm date for the closing has been identified.  Moreover, in view of the current market price of our stock, the Company may have limited or no access to the capital markets. Also, under the terms of the Company’s agreements with the debenture holders, the Company is subject to restrictions on the ability to engage in any transactions in the Company’s securities in which the conversion, exercise or exchange rate or other price of such securities is based upon the trading price of their securities after initial issuance or otherwise subject to re-set. In view of the foregoing, the Company may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require them to relinquish rights to certain technologies or products.

The Company’s outstanding convertible debentures of $3,228,205 became due on November 7, 2008. As the Company has insufficient funds to repay the debentures as of the maturity date, three debenture holders have sent notices of default under such debenture, and the Company may be considered in default by other debenture holders.  The Company is seeking to re-negotiate the terms of the debentures, including the repurchase of the debentures and/or seeking to extend their maturity date.  As a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. The Company did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008, October 1, 2008, and January 1, 2009, and are in default under the debentures.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default. If an event of default occurs under the debentures, the debenture holders may elect to require the Company to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and the Company may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  As of the date of this filing, three debenture holders have sent notices of default under such debenture, and we may be considered in default by other debenture holders. In anticipation of such election by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, the Company initially measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $722,299 as of December 31, 2008, which is reflected in the carrying value of the debentures. This default amount was recognized as interest expense in the fourth quarter for the year ended December 31, 2007 of approximately $645,641, and an additional $76,658 during 2008.

Guardian anticipates the need to increase its current workforce to achieve commercially viable sales levels, although they have not begun to receive material revenues from our operations in order to support the increased workforce. There can be no guarantee that these needs will be met or that sufficient cash will be raised to permit operations to continue.  If Guardian is unable to raise sufficient cash to continue operations at a level necessary to achieve commercially viable sales levels, the liquidation value of Guardian’s assets may be substantially less than the balances reflected in the consolidated financial statements and they may be unable to pay their creditors.

During Fiscal 2008, our total stockholders’ deficit increased by $1,551,294 to $8,894,941, and our consolidated net loss was $8,715,202. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, the Company’s deepening insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

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

Convertible Instruments – The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features, where the ability to physical or net-share settle the conversion option is not within the control of the Company, are bifurcated and accounted for as a derivative financial instrument. Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument. The resulting discount to the face value of the debt instrument is amortized through periodic charges to interest expense using the Effective Interest Method.

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

Accounts Receivable – Accounts receivable are customer obligations due under normal trade terms and is stated net of the allowance for doubtful accounts.  The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible.  The outstanding allowance for doubtful accounts as of December 31, 2008 and 2007 was $26,925 and $68,000, respectively.

Customer Concentration Risks – Approximately 87% of the Company’s revenue for the year ended December 31, 2008 was comprised of four customers, each representing greater than 10% of the Company’s total revenue. These represent major customers. The Company does not consider this risk to be material.

Straight Line Lease – For consolidated financial statement purposes, rent expense is recorded on a straight-line basis over the term of the lease term. The difference between the rent expense incurred and the amount paid is recorded as deferred rent and is being amortized over the term of the lease.

Property and Equipment - Property and equipment are carried at cost less accumulated depreciation and amortization.  For financial statement purposes, depreciation and amortization is provided on the straight-line method over the estimated useful live of the asset ranging from 3 to 5 years.

	December 31
Asset (Useful Life)	2008	2007

Computer equipment (3 years)	$ 317,883	$ 337,593
Software (3 years)	84,224	83,076
Furniture and fixtures (5 years)	488,239	488,239
Equipment (5 years)	34,265	34,265
	924,611	943,173
Less accumulated depreciation and amortization	502,964	425,506
	$ 421,647	$ 517,667

Depreciation and amortization for property and equipment was $128,107, $143,785, and $140,073 in fiscal 2008, 2007 and 2006, respectively, and is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Intangible Assets – Intangible assets consist of acquired software and patents.  The acquired software is being amortized using the straight-line method over 5 years.  Patent acquisition costs pertaining to PinPoint™ have been capitalized and are being amortized over the 20-year legal life of the patents.  The Company evaluates the periods of amortization continually to determine whether later events or circumstances require revised estimates of useful lives.

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

On July 27, 2004, the Company completed the acquisition of Wise Systems Ltd.  This transaction has been accounted for as a business combination.  The purchase price for these assets and liabilities assumed were allocated to acquired intangible assets (FlowPoint™ software) and goodwill. In conjunction with its net realizable value analysis required by SFAS No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” during June 2007, the Company determined that its entire investment in Wise Systems was impaired.  This was based on the Company’s determination that the carrying amount of these assets, as reflected on the Company’s consolidated balance sheet, exceeded its projected net realizable value; accordingly, the Company wrote-off the remaining unamortized acquired intangible assets (FlowPoint™ software) totaling $998,247.

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

Comprehensive Loss – The Company adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” (“SFAS No. 130)”). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. The comprehensive loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  Comprehensive loss is comprised of net loss and foreign currency translation adjustments.

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

Research and Development – The Company accounts for its software and solutions research and development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.”  During the years ended December 31, 2008, 2007 and 2006, the Company expensed $378,586, $901,524, and $994,569, respectively for such costs.  No amounts were capitalized in these years.

Loss per Common Share - Basic net loss per share is calculated using the weighted-average number of shares of common stock outstanding, including restricted shares of common stock.  The effect of common stock equivalents is not considered as it would be anti-dilutive.

Use of Estimates - The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements.  Changes in these estimates and assumptions may have a material impact on the consolidated financial statements.  Certain estimates and assumptions are particularly sensitive to change in the near term, and include estimates of net realizable value for long-lived and intangible assets, the valuation allowance for deferred tax assets and the assumptions used for measuring stock-based payments and derivative liabilities.

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

Uncertainty in Income Taxes – In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a two-step evaluation process for tax positions.  The first step is recognition and the second step is measurement.  For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold, it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized.  If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of the position is not recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold, at the effective date of FIN 48, may be recognized or, continued to be recognized, upon adoption of FIN 48.  The cumulative effect of applying the provision of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  FIN 48 applies to fiscal years beginning after December 15, 2006 with earlier adoption permitted.  The Company has determined that as of December 31, 2008, no additional accrual for income taxes is necessary.

Segment Information - SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements.  It also establishes standards for related disclosures about products and services, geographic areas, and major customers.  The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.  The Company’s chief operating decision-maker is considered to be the Company’s chief executive officer (“CEO”).  The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions for purposes of making operating decisions and assessing financial performance.  The entity level financial information is identical to the information presented in the accompanying consolidated statements of operations.  For 2008, the Company only had two groups of products and services.  The Company has determined that it operates in a single operating unit as the two products make up a slight revenue stream to the Company as of the balance sheet date.

Fiscal 2008 revenue of $106,150 was for the FlowPoint™ Radiology Information System (“RIS”) and Picture Archiving & Communication System (“PACS”) products. Fiscal 2007 revenue was for the Company’s nSight bomb detection product of $120,000 and $169,591 for the FlowPoint™ Radiology Information System (“RIS”) and Picture Archiving & Communication System (“PACS”) products. Revenue for Fiscal 2006 was from the sale of the Company’s FlowPoint™ RIS and PACS products.

The Company operates in North and South America, and Europe.  In general, revenues are attributed to the country in which the contract originates.

	Year Ended December 31
	2008	2007	2006
Revenues:
The Americas:
Software licenses	$ -	$ 120,000	$ 204,799
Maintenance and support fees	49,440	21,663	64,936
Hardware and related	-	-	16,785
Total North and South America	49,440	141,663	286,520

United Kingdom:
Software licenses	-	-	-
Maintenance and support fees	56,710	147,928	201,591
Total United Kingdom	56,710	147,928	201,591
Total	$ 106,150	$ 289,591	$ 488,111

Long-lived assets, net:
Corporate	$ -	$ -	$ 1,272,602
North America	753,242	904,414	1,345,156
United Kingdom	7,505	15,612	144,500
Total	$ 760,747	$ 920,026	$ 2,762,258

Long-lived assets consist primarily of goodwill, software, patents, property and equipment, and other noncurrent assets.  Corporate assets includes those assets generating software license revenue in the Americas and the United Kingdom.  Corporate assest for year ended 2006 repesented costs for the FlowPoint software obtained with the purchase of Wise Systems Limited in 2004, which was being amortized over a five year period, but was consider fully impaired in June 2007.  Therefore, a full write-down of the remaining asset value of $998,247.

Stock-Based Compensation – On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards SFAS No. 123(R) (“SFAS 123(R)”), which requires recognition of stock-based compensation expense for all share-based payments based on fair value. Prior to January 1, 2006, the Company measured compensation expense for its employee stock based compensation plans using the intrinsic value method, as described by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under APB No. 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.  The Company applied the disclosure provisions of SFAS No. 123, “Accounting for Stock-based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure,” as if the fair value-based method had been applied in measuring compensation expense for those years.  SFAS No. 123 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation expense for its employee stock-based awards had been determined in accordance with the fair value method prescribed therein.

SFAS 123(R), “Share-Based Payment” defines fair value-based methods of accounting for stock options and other equity instruments.  The Company has adopted the method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.  Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services” (“EITF 96-18”), establishes the measurement principles for transactions in which equity instruments are issued in exchange for the receipt of goods or services.  The Company has relied upon the guidance provided under Issue 1 of EITF 96-18 to determine the measurement date and the fair value re-measurement principles to be applied.  Based on these findings, the Company determined that the unamortized portion of the stock compensation should be re-measured on each interim reporting date and proportionately amortized to stock-based compensation expense for the succeeding interim reporting period until goods are received or services are performed. The Company recognizes compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are not transferable.  The following weighted-average assumptions were used for the years ended December 31, 2008, 2007 and 2006:

Black-Scholes Model Assumptions	2008	2007	2006

Risk-free interest rate (1)	3.0%	5.0%	5.0%
Expected volatility (2)	102.5%	104.6%	108.7%
Dividend yield (3)	0.0%	0.0%	0.0%
Expected life (4)	6.5 years	6.5 years	6.5 years

(1)	The risk-free interest rate is based on US Treasury debt securities with maturities similar to the expected term of the option.
(2)	Expected volatility is based on historical volatility of the Company*s stock factoring in daily share price observations.
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

Recent Issued Accounting Pronouncements

In June 2008, the Emerging Issues Task Force issued EITF 08-04, “Transition Guidance for Conforming Changes to EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 08-04”). EITF 08-04 is effective for years ending after December 15, 2008. The overall objective of EITF 08-04 is to conform the requirements of EITF 00-27 and FASB 150 with EITF 98-5 to provide for consistency in application of the standard. The Company has computed and recorded a beneficial conversion feature in connection with certain of its prior financing arrangements and does not believe that EITF 08-04 will have a material effect on that accounting.

In June 2008, the Emerging Issues Task Force issued EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”), which supersedes the definition in EITF 06-01 for periods beginning after December 15, 2008. The objective of EITF 07-05 is to provide guidance for determining whether an equity-linked financial instrument (or Embedded Feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in FASB 133, Accounting for Derivative Instruments and Hedging Activities, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of SFAS 133 (“the paragraph 11(a) Exception”). EITF 07-05 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument is within the scope of EITF 00-19. The Company is determining what impact, if any, EITF 07-05 will have on its consolidated financial position, results of operations and cash flows.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  The FASB Staff Position (“FSP”) APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal periods; early adoption is not permitted. The Company does not believe that the provisions of FSP APB 14-1 will have a material impact on their consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company was required to adopt FSP 142-3 on October 1, 2008. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe that FSP 142-3 will materially impact their consolidated financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159, effective for the fiscal year ended December 31, 2008, did not have a material impact on consolidated financial condition or results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulleting No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 was issued to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement-including the reversing effect of prior year misstatements-but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Previously, the Company used the roll-over method for quantifying identified financial statement misstatements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157") to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS No. 157 becomes effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159, effective for the fiscal year ended December 31, 2008, did not have a material impact on consolidated financial condition or results of operations.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.”  This Statement shall be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006 (that is, beginning in the Company’s fiscal 2007). The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 “Accounting for Derivative Instruments and Hedging Activities” prior to the adoption of this Statement. However, to adopt the provisions of paragraph 4(c), the Company must also have adopted SFAS 157 and 159 as described above. In other words, the requirement for fair value accounting for all financial instruments must also have been early adopted.   The adoption of SFAS 155 did not have a material affect on the Company’s financial condition and results of operations.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3.   OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	December 31
Classification	2008	2007

Accrued salaries and related	$ 1,653,875	$ 116,544
Deferred salaries	570,452	570,452
Deferred rent	34,140	52,030
Accrued interest	148,497	583
	$ 2,406,964	$ 739,609

NOTE 4.   FINANCING ARRANGEMENTS

During 2008, the Company issued a promissory note in the principal amount of $60,000. The note bears interest at 10% per annum and is repayable in full upon receipt of proceeds from a future financing. The future financing is expected to include units, with a minimum investment of $100,000, with each unit including: (1) 142,857 common shares priced at $0.70 per common share and (2) 214,285 Class H Common Stock Purchase Warrants. Each warrant is convertible into one common share. As the Company did not close on the expected financings, the note was extended on June 9, 2008, and again on August 31, 2008, with the revised expiration date of July 1, 2009.

On December 11, 2007, the Company issued a promissory note in the principal amount of $100,000 and warrants to purchase 10,000 shares of our common stock. The warrants are exercisable during the sixty (60) month period commencing on the date of issuance at a price of $0.70 per share. The proceeds of the sale of the note were used by the Company for working capital purposes. At the time, the Company could not ascertain whether sufficient authorized shares exist to settle the contract, the warrants were classified as a liability. The initial fair value of the warrants on the date of issuance was $4,580. The fair value of the warrants decreased $980 from the date of issuance to the balance sheet date, resulting in the fair value as of December 31, 2007 of $3,600. On May 20, 2008, Guardian was able to determine that sufficient shares existed to share-settle the contract, and therefore, reclassified the fair value of the warrants to permanent equity on that date. The note bears interest at 10% per annum and is repayable in full upon receipt of proceeds from a future financing.  In addition, the noteholder had the right, up to and through January 15, 2008, or any extension that may be granted, to convert the principal portion of the repayment into a unit on the same terms as provided other investors in a pending financing transaction.  On March 5, 2008, the noteholder elected to convert the note for; (1) 142,857 common shares priced at $0.70 per common share, and (2) 214,285 Class H Common Stock Purchase Warrants. Each warrant is convertible into one common share. The securities were “restricted securities” within the meaning of Rule 144 under the Securities Act.  The warrants expire 60 months following the issue date, and have a conditional redemption price of $.001, when the stock price equals or exceeds $5.00 per share. Upon conversion, common stock was increased by approximately $143 for the par value of the shares and $99,857 to paid-in capital.

Under a Securities Purchase Agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock. The Company issued an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants at a first closing held on November 8, 2006, and, due to the conversion feature embedded in the debentures and the warrants, the transaction was recognized as a liability under generally accepted accounting principles.  Due to milestone-related adjustments, the exercise price and the maximum number of shares to be issued under the debentures was not determinable until May 20, 2008 when the final milestone-related adjustment was determined, and the Company was able to determine that sufficient shares existed to share-settle the contract. The Company issued an additional $2,575,000 in principal amount of the Series A Debentures at a second closing held April 12, 2007, following the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debenture and Series D Warrants.  The proceeds from the second closing were allocable to the embedded conversion features of the Series A Debentures and Series D Warrants, and are recognizable as a liability under generally accepted accounting principles. The debentures matured on November 8, 2008. One-half of the Series D Warrants became exercisable on November 8, 2006 (2,226,854 warrants), and the remaining one-half became exercisable on April 12, 2007 (2,226,855 warrants). The Series D Warrants and the Placement Agent’s Warrants issued as compensation in the offering to Midtown Partners & Co., LLC, may be exercised via a cashless exercise if certain conditions are met.  The Company considered Emerging Issues Task Force Issue 00-19 (EITF 00-19), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and concluded that there were insufficient shares to share settle the contracts.  The Series D Warrants that became exercisable at the first closing will expire on November 8, 2011, and those related to the second closing will expire in April 12, 2012.

The Company’s outstanding convertible debentures of $3,228,205 became due on November 7, 2008. As the Company had insufficient funds to repay the debentures as of the maturity date, three debenture holders sent notices of default under such debentures, and may be considered in default by other debenture holders.  The Company is seeking to re-negotiate the terms of the debentures, including the repurchase of the debentures and/or seeking to extend their maturity date. As a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. The Company did not make timely payment of the interest due under its Series A 10% Senior Convertible Debentures on July 1, 2008, October 1, 2008, and January 1, 2009, and is in default under the debentures. The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default.  Moreover, the Company has not maintained the registration of the shares underlying the debentures and Series D Warrants as required under the terms of Guardian’s agreements with the holders of the debentures which may be deemed an event of default under the Debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require the Company to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law. As of the date of this filing, three debenture holders have sent notices of default under such debenture, and the Company may be considered in default by other debenture holders. In anticipation of such election by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, the Company initially measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $722,299 as of December 31, 2008, which is reflected in the carrying value of the debentures. This default amount was recognized as interest expense in the fourth quarter for the year ended December 31, 2007 of approximately $645,641, and an additional $76,658 during 2008.

The debentures also include a negative covenant prohibiting the Company from incurring any indebtedness except, as permitted under the debenture, to include debt that is expressly subordinate to the debentures pursuant to a written subordination agreement acceptable to the holders of the debentures. In December 2007, Guardian issued a promissory note to an investor that did not include an agreement subordinating the note to the debentures.  The debentures provide that, if the Company fails to materially observe or perform any covenant, the holders of the debentures may send the Company a notice of default.  If Guardian does not cure the default within five trading days of the receipt of such notice, the Company could be deemed to be in default under the debentures.  The Company believes it has materially observed the covenants under the debentures. However, if Guardian is in default under this provision, the same events of default remedies apply.

On the date of issuance, the debentures were convertible into shares of the Company’s common stock at a price of $1.15634, subject to anti-dilution and price re-set provisions. On April 1, 2007, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants issued as compensation to Midtown Partners & Co., LLC, were reset to a price $0.7453 per share, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008. The Company may be required to further re-set the conversion or exercise price of such debentures and warrants and to issue additional shares in the event the price re-set provisions of the Series A Debentures and Series D Warrants are triggered. As of December 31, 2008, holders of the Company’s Series A Debentures have converted an aggregate of $1,921,795 in principal amount of the Series A Debentures and $3,228,205 in principal amount remains unconverted and was due as of November 7, 2008. On July 10, 2007, a holder of the Series D Warrants exercised an aggregate of 864,798 of such warrants and the Company issued an aggregate of 864,798 Class E Warrants as an inducement for such exercise, which is exercisable for a period of 5 years and at an exercise price of $1.17 per share. As a result of this inducement, the Company recognized approximately $839,000 of additional interest expense in 2007. Furthermore, as of the filing of this report, approximately 13,133,852 warrants (excluding the warrants exercisable by the debenture holders) may be exercised pursuant to the cashless exercise provisions of such warrants, which may be subsequently resold as “restricted securities” under the provisions of Rule 144 of the SEC. Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.

NOTE 5.   FAIR VALUE MEASUREMENT

The Company determines the fair value of its derivatives that are classified as liabilities, on a recurring basis using significant unobservable inputs.  The fair value measurement of these liabilities is consistent with Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" ("SFAS No. 157").  As outlined above in “Recently Adopted Accounting Pronouncements,” the Company adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 did not have an impact on consolidated financial position or results of operations; however, the required disclosure for the year ended December 31, 2008 is as follows:

	Convertible Notes and Debentures, Net of Discount (1)	Embedded Conversion Feature of Debentures (2)	Warrants Issued with Convertible Debentures (2)	Warrants Issued with the Sale of Securities (3)	Total

Liabilities Measured at Fair Value
Beginning balance as of December 31, 2007	$ 2,974,633	$ 780,843	$ 1,299,946	$ 1,732,956	$ 6,788,378
Amortization of discount	999,213	-	-	-	999,213
Revaluation (gain)/loss in interest expense	76,658	798,127	(58,928)	253,625	1,069,482
Issuances	-	-	91,251	1,309,241	1,400,492
Conversions	(100,000)	-	-	-	(100,000)
Reclassification to stockholders' equity (4)	-	-	(1,332,269)	(3,295,822)	(4,628,091)
Ending balance as of December 31, 2008	$ 3,950,504	$ 1,578,970	$ -	$ -	$ 5,529,474

Total (gain)/loss from revaluation of derivatives included in earnings for the period and reported as an adjustment to interest

	$ 76,658	$ 798,127	$ (58,928)	$ 253,625	$ 1,069,482

(1) The balance as of December 31, 2008, includes $3,228,205 for the outstanding convertible debentures issued November 8, 2006 and April 12, 2007, and an additional amount of $722,299 for the event of default provision under the debentures, including $645,641 accrued in December 2007 and $76,658 accrued during 2008.

(2) Represents the conversion feature of debentures and valuation of related warrants issued November 8, 2006 and April 12, 2007.  The valuation, through May 20, 2008, was determined using Monte-Carlo simulations performed separately for the conversion liability and warrants due to their various contractual lives, consequently, differing volatility assumptions, with the analysis used as inputs into both the Black-Scholes and Binominal option pricing models. As of December 31, 2008, the fair value of the conversion feature was determined using market quotation.

(3) Represents warrants after issuance of the convertible debentures and related warrants, classified as liabilities after considering Emerging Issues Task Force Issuance 00-19.

(4) Reclassification to additional paid-in capital on May 20, 2008, upon the Company concluding that there are sufficient shares to settle outstanding convertible debentures and warrants. This based on considering Emerging Issues Task Force Issue 00-19 (EITF 00-19), *Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company*s Own Stock.*

NOTE 6.   STOCKHOLDERS’ EQUITY (DEFICIT)

Unless otherwise indicated, fair value is determined by reference to the closing price of the Company’s common stock on the measurement date.  Prior to January 1, 2006, stock options included in stockholders’ equity (deficit) reflect only those granted at an exercise price that was less than fair value (the intrinsic value). Subsequently, stock options for employees are recognized and disclosed pursuant to SFAS 123(R), “Stock-based Payment.”  Generally, the measurement date for employee stock compensation is the grant date. However, in the case of non-employees, the initial measurement date is the date of binding commitment to perform services for the Company.  This initial-measurement cost is first reflected as deferred compensation in stockholders’ equity (deficit) and then amortized to compensation expense on a straight-line basis over the period over which the services are performed.  For non-employee grants, the total cost is re-measured at the end of each reporting period based on the fair value on that date, and the amortization is adjusted in accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Preferred Stock

The Company has the authority to issue 1,000,000 shares of $0.20 par value preferred stock.  The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of such shares.  The Company has not had any preferred shares outstanding for any of the three years in the period ended December 31, 2008.

Common Stock

The Company has the authority to issue up to 200,000,000 shares of $0.001 par value common stock.  The Board of Directors has the authority to issue such common shares in series and determine the rights and preferences of such shares.

For Fiscal 2008, Company employees exercised 30,000 stock options that resulted in the issuance of 30,000 shares of common stock for cash proceeds to the Company of $15,000. Common stock account was increased by $30 for the par value of the shares and paid-in capital increased by $14,970.

In November and December 2008, the Company accepted, under a private placement memorandum, direct investments from accredited investors of approximately $225,000 and issued 548,776 shares of common stock. In addition, the Company issued an aggregate of 1,097,550 common stock purchase warrants exercisable at a price of $0.41 per share that contain a cashless exercise provision, a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provision. The warrants expire in November and December 2013. Common stock was increased by approximately $549 for the par value of the shares and $88,843 to paid-in capital.

In October 2008, the Company accepted direct investments from accredited investors of $130,000 and issued 317,926 shares of common stock. In addition, the Company  issued an aggregate of 635,854 common stock purchase warrants exercisable at a price of $0.4089 per share that contain a cashless exercise provision, a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provision. The warrants expire in October 2013. Common stock was increased by approximately $318 for the par value of the shares and $15,229 to paid-in capital.

In September 2008, the Company accepted direct investments from accredited investors of $75,000 and issued 183,419 shares of common stock.   In addition, the Company  issued an aggregate of 366,839 common stock purchase warrants exercisable at a price of $0.4089 per share that contain a cashless exercise provision, a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provision. The warrants expire in September 2013. Common stock was increased by $183 for the par value of the shares and $74,817 to paid-in capital.

On July 15, 2008, the Company issued 285,714 shares of its common stock to an accredited investor for a purchase price of $200,000. In addition, the Company issued an aggregate of 428,570 Class H common stock purchase warrants exercisable at a price of $0.70 per share.  The warrants contain an anti-dilution and other customary provision and a conditional call provision if the closing bid or sale price of our common stock on the trading market for the common stock equals or exceeds $5.00 for ten (10) consecutive trading days. The warrants expire in July 2013. Common stock was increased by approximately $286 for the par value of the shares, and $199,714 to paid-in capital.

On June 1, 2008, the Company issued to its investor relations firm 500,000 shares of common stock as compensation for investor relations services.  Common stock was increased by $500 for the par value of the shares and $199,500 to paid-in capital. Deferred compensation expense of $162,500 was recorded for the year ended December 31, 2008.

On May 29, 2008, an investor exercised 200,000 warrants to purchase common stock that resulted in the issuance of 200,000 shares of common stock for cash proceeds to the Company of $100,000.  Common stock was increased by $200 for the par value of the shares and $99,800 to paid-in capital.

On April 4, 2008, the Company accepted direct investment from an existing accredited investor of $1,000,000 and issued 1,428,570 shares of common stock.   In addition, Guardian  issued an aggregate of 2,142,850 common stock purchase warrants exercisable at a price of $0.70 per share that contain a conditional call provision if the market price of each share exceeds $5.00. The warrants expire in April 2013. Because of the milestone reset provision of the Series A 10% Senior Convertible Debenture, the Company could not ascertain whether sufficient authorized shares existed to share-settle the contract, and consequently, the warrants were classified as a liability. However, on May 20, 2008, the final milestone reset date under the Series A 10% Senior Convertible Debenture, Guardian determined that sufficient shares existed to share-settle the contract and reclassified the fair value of the warrants to permanent equity on that date. The initial fair value of the 2,142,850 warrants on the date of issuance was $664,284. The fair value of the warrants increased $107,142 from the date of issuance to the reset date of May 20, 2008, resulting in the fair value related to such warrants of $771,426 as of May 20, 2008, which was reclassified to permanent equity as of that date.   Also on the date of issuance, common stock was increased by $1,429 for the par value of the shares and $334,288 of the remaining balance of the proceeds was recorded to paid-in capital.

In March of 2008, the Company agreed to convert an outstanding promissory note to the terms of the current private placement in early 2008. The Company converted a $100,000 note to 142,857 shares of common stock. In addition, the Company issued an aggregate of 214,285 common stock purchase warrants exercisable at a price of $0.70 per share that contains a conditional call provision if the market price of each share exceeds $5.00 and the customary anti-dilution provision. The warrants expire in March 2013. Common stock was increased by approximately $143 for the par value of the shares and $99,857 to paid-in capital.

On March 5, 2008, the Company accepted direct investment from an existing accredited investor of $150,000 and issued 214,286 shares of common stock.   In addition, Guardian  issued an aggregate of 321,428 common stock purchase warrants exercisable at a price of $0.70 per share that contain a conditional call provision if the market price of each share exceeds $5.00. The warrants expire in March 2012. Because of the milestone reset provision of the Series A 10% Senior Convertible Debenture, the Company could not ascertain whether sufficient authorized shares existed to share-settle the contract, and consequently, the warrants were classified as a liability. However, on May 20, 2008, the final milestone reset date under the Series A 10% Senior Convertible Debenture, Guardian determined that sufficient shares existed to share-settle the contract and reclassified the fair value of the warrants to permanent equity on that date. The initial fair value of the 321,428 warrants on the date of issuance was $125,357. The fair value of the warrants decreased $12,857 from the date of issuance to the reset date of May 20, 2008, resulting in the fair value related to such warrants of $112,500, which was reclassified to permanent equity as of that date. Also on the date of issuance, common stock was increased by $214 for the par value of the shares and $24,429 of the remaining balance of the proceeds was recorded to paid-in capital.

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

During December 2007, the Company accepted direct investment from existing accredited investors of $200,000 and issued 285,714 shares of common stock.   In addition, Guardian issued an aggregate of 428,570 common stock purchase warrants exercisable at a price of $0.70 per share that contain a conditional call provision if the market price of each share exceeds $5.00. The warrants expire in December 2012. Because of the reset provision of the Series A 10% Senior Convertible Debenture, the Company could not ascertain whether sufficient authorized shares exist to settle the contract as of December 31, 2007, and the warrants were  classified as a liability. The initial fair value of the 428,750 warrants on the date of issuance was $167,143. The fair value of the warrants decreased $12,857 from the date of issuance to the balance sheet date, resulting in the fair value as of December 31, 2007 of $154,286. Subsequently, on May 20, 2008, the final reset date under the Series A 10% Senior Convertible Debenture, the Company did determine that sufficient authorized shares existed to share-settle the contract, and the fair value of $148,800 was reclassified to equity as of that date.

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

On August 6, 2007, the Company closed on an equity financing transaction for gross proceeds to the Company of approximately $2,950,000, of which $600,000 is due within 10 days upon execution of an agreement by Guardian with an investment bank related to a financing.  As a result of the contingency, that has not yet been satisfied, no subscription receivable was recorded as of the balance sheet date.  Under the terms of the financing, the Company received aggregate proceeds of $2,350,000 ($2,340,000 net of broker commissions)

from six investors and issued an aggregate of: (i) 2,937,500 shares of common stock; (ii) 2,937,500 Class F Common Stock Purchase Warrants exercisable at a price of $0.80 per share, expiring thirty-six months from the date of issuance, and containing a cashless exercise provision and other customary provisions; and (iii) 2,937,500 Class G Common Stock Purchase Warrants exercisable at a price of $1.75 per share, expiring sixty months from the date of issuance, redeemable when the Company’s closing bid or sale price of its common stock exceeds $5.00 per share for ten (10) consecutive trading days, and containing other customary provisions. Because of the reset provision of the Series A 10% Senior Convertible Debentures previously described, the Company could not  ascertain whether sufficient authorized shares exist to settle the contract as of December 31, 2007, the warrants were classified as a liability. As the $3,642,500 fair value of the warrants on the date of issuance exceeded the net proceeds from the financing transaction, the entire amount of the net proceeds was allocated to the warrants. The excess fair value of the warrants over the net proceeds, representing approximately $1,302,500, was charged to earnings immediately as interest expense. The fair value of the warrants decreased $1,938,750 from the date of issuance to December 31, 2007.  The change in fair value was recorded as a decrease in interest expense for the fiscal year. The fair value of the warrants, as measured at December 31, 2007 is $1,703,750. Subsequently, on May 20, 2008, the final reset date under the Series A 10% Senior Convertible Debenture, the Company did determine that sufficient authorized shares existed to share-settle the contract, and the fair value of $1,351,250 was reclassified to equity as of that date.

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

On July 10, 2007, an investor exercised 864,798 Series D Common Stock Purchase Warrants to purchase an aggregate of 864,798 shares of common stock for gross proceeds to the Company of $644,534.  After payment of $38,949 for bank fees and commissions to Midtown Partners & Co., LLC, the Company realized net proceeds of approximately $605,585.  In connection with the warrant exercise and as an inducement for such exercise, the Company issued to the investor 864,798 Class E Common Stock Purchase Warrants to purchase an aggregate of 864,798 shares of common stock, exercisable at a price of $1.17 per share during a term of five years from the date of issuance, and containing certain piggy-back registration rights and other customary provisions.  Also, the Company issued to Midtown Partners & Co., LLC as compensation, 47,564 Class E Common Purchase Warrants to purchase an aggregate of 47,564 shares of common stock, upon the same terms as issued to the investor.  Because of the reset provision of the Series A 10% Senior Convertible Debenture, the Company could not ascertain whether sufficient authorized shares exist to settle the contract as of December 31, 2007, and the warrants were  classified as a liability. The initial fair value of the 914,362 warrants on the date of issuance was $839,373. The fair value of the warrants decreased $538,294 from the date of issuance to the balance sheet date, resulting in the fair value as of December 31, 2007 of $301,079. Subsequently, on May 20, 2008, the final reset date under the Series A 10% Senior Convertible Debenture, the Company did determine that sufficient authorized shares existed to share-settle the contract, and the fair value of $264,585 was reclassified to equity as of that date.

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

During July 2006, the Company accepted direct investment from existing accredited investors of $439,000 and issued 274,374 shares of common stock.  Common stock was increased by approximately $274 for the par value of the stock, and $ 438,726 to paid-in capital.  In addition, the Company issued an aggregate of 146,719 warrants to purchase common stock, exercisable at a price of $3.00 per share that contains a cashless exercise provision.  The warrants expired in July 2008.

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

During May 2006, the Company accepted direct investment from accredited investors of $382,208 and issued 238,880 shares of common stock.  In addition, the Company issued an aggregate of 59,720 warrants to purchase common stock, exercisable at a price of $3.00 per share that contains a cashless exercise provision.  The warrants expired in May 2008.

During 2006, Company employees exercised 600,000 incentive stock options that resulted in the issuance of 600,000 shares of common stock for cash proceeds to the Company of $300,000.  Common stock was increased by $600 for the par value of the shares and $299,400 to paid-in capital. Also, an employee exercised 77,778 incentive stock options resulting in the issuance of 77,778 shares of common stock for proceeds to the Company of $280,000. Common stock was increased by $78 for the par value of the shares and $279,922 to paid-in capital.

Stock Warrants

The Company has issued warrants as compensation to its placement agent and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.

Warrant Issued

In December 2008, the Company reset an aggregate of 1,499,998 warrants to investors as inducement for additional investments made to the Company during 2008.  The previous warrant exercise prices ranged from $0.70 to $1.75 and were reset to an exercise price of $0.41.  All other provisions of the new warrants remained the same as the initial warrants. The new warrants expire on December 2013. $201,054 was credited to interest expense for the change in fair value of the warrants.

In November and December 2008, (as outlined in further detail above in the common stock section), the Company accepted direct investments from accredited investors of approximately $225,000 and issued 548,776 shares of common stock.   In addition, the Company  issued an aggregate of 1,097,550 common stock purchase warrants exercisable at a price of $0.41 per share that contain a cashless exercise provision, a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provision. The warrants expire in November and December 2013.

In October 2008, (as outlined in further detail above in the common stock section), the Company accepted direct investments from accredited investors of $130,000 and issued 317,926 shares of common stock. In addition, the Company  issued an aggregate of 635,854 common stock purchase warrants exercisable at a price of $0.4089 per share that contain a cashless exercise provision, a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provision. The warrants expire in October 2013.

In September 2008, (as outlined in further detail above in the common stock section), the Company accepted direct investments from accredited investors of $75,000 and issued 183,419 shares of common stock.   In addition, the Company  issued an aggregate of 366,839 common stock purchase warrants exercisable at a price of $0.4089 per share that contain a cashless exercise provision, a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provision. The warrants expire in September 2013.

On July 15, 2008, (as outlined in further detail above in the common stock section), the Company issued 285,714 shares of its common stock to an accredited investor for a purchase price of $200,000. In addition, the Company issued an aggregate of 428,570 Class H common stock purchase warrants exercisable at a price of $0.70 per share.  The warrants contain an anti-dilution and other customary provision and a conditional call provision if the closing bid or sale price of our common stock on the trading market for the common stock equals or exceeds $5.00 for ten (10) consecutive trading days. The warrants expire in July 2013. These warrants were reset to an exercise price of $.41 in December 2008 as noted above.

During May through July 2008, the Company reset an aggregate of 2,914,285 warrants to investors as inducement for additional investments made in the Company during the same period.  The previous warrant exercise prices ranged from $0.70 to $1.75 and were reset to an exercise price of $0.41 to $0.50.  All other provisions of the new warrants remained the same as the initial warrants. The new warrants expire between May 2010 and July 2013. $202,150 was credited to interest expense for the change in fair value of the warrants.

On April 4, 2008, (as outlined in further detail above in the common stock section), the Company accepted direct investment from an existing accredited investor of $1,000,000 and issued 1,428,570 shares of common stock.   In addition, the Company issued an aggregate of 2,142,850 common stock purchase warrants exercisable at a price of $0.70 per share that contain a conditional call provision if the market price of each share exceeds $5.00. The warrants expire in April 2013. Because of the milestone reset provision of the Series A 10% Senior Convertible Debenture, the Company could not ascertain whether sufficient authorized shares existed to share-settle the contract, and consequently, the warrants were classified as a liability. However, on May 20, 2008, the final milestone reset date under the Series A 10% Senior Convertible Debenture, the Company determined that sufficient shares existed to share-settle the contract and reclassified the fair value of the warrants to permanent equity on that date. The initial fair value of the 2,142,850 warrants on the date of issuance was $664,284. The fair value of the warrants increased $107,142 from the date of issuance to the reset date of May 20, 2008, resulting in the fair value related to such warrants of $771,426 as of May 20, 2008, which was reclassified to permanent equity as of that date.

On March 5, 2008, (as outlined in further detail above in the common stock section), the Company accepted direct investment from an existing accredited investor of $150,000 and issued 214,286 shares of common stock.   In addition, the Company issued an aggregate of 321,428 common stock purchase warrants exercisable at a price of $0.70 per share that contain a conditional call provision if the market price of each share exceeds $5.00. The warrants expire in March 2013. These warrants were reset to an exercise price of $.41 in December 2008 as noted above. Because of the milestone reset provision of the Series A 10% Senior Convertible Debenture, the Company could not ascertain whether sufficient authorized shares existed to share-settle the contract, and consequently, the warrants were classified as a liability. However, on May 20, 2008, the final milestone reset date under the Series A 10% Senior Convertible Debenture, Guardian determined that sufficient shares existed to share-settle the contract and reclassified the fair value of the warrants to permanent equity on that date. The initial fair value of the 321,428 warrants on the date of issuance was $125,357. The fair value of the warrants decreased $12,857 from the date of issuance to the reset date of May 20, 2008, resulting in the fair value related to such warrants of $112,500, which was reclassified to permanent equity as of that date.

During March of 2008, (as outlined in further detail above in the common stock section), the Company agreed to convert an outstanding promissory note to the terms of the current private placement in early 2008. The Company converted a $100,000 note to 142,857 shares of common stock. In addition, the Company issued an aggregate of 214,285 common stock purchase warrants exercisable at a price of $0.70 per share that contains a conditional call provision if the market price of each share exceeds $5.00 and the customary anti-dilution provision. The warrants expire in March 2013.

On February 7, 2008, the Company issued to its business development consultant 60,000 warrants to purchase the Company’s common stock at an exercise share price of $0.54 for consulting services.  The initial fair value of the warrants on the date of issuance was $24,600. Deferred compensation expense of $24,600 was recorded for the quarter ended September 30, 2008, as the six milestones outlined in the agreement were achieved during the same period.

On February 5, 2008, (as outlined in further detail above in the common stock section), the Company accepted direct investment from an existing accredited investor of $700,000 and issued 1,000,000 shares of common stock.  In addition, the Company issued an aggregate of 1,500,000 common stock purchase warrants exercisable at a price of $0.70 per share that contain a conditional call provision if the market price of each share exceeds $5.00. The warrants expire in February 2013. Because of the milestone reset provision of the Series A 10% Senior Convertible Debenture, the Company could not ascertain whether sufficient authorized shares existed to share-settle the contract, and consequently, the warrants were classified as a liability. However, on May 20, 2008, the final milestone reset date under the Series A 10% Senior Convertible Debenture, the Company determined that sufficient shares existed to share-settle the contract and reclassified the fair value of the warrants to permanent equity on that date. The initial fair value of the 1,500,000 warrants on the date of issuance was $495,000. The fair value of the warrants increased $30,000 from the date of issuance to the reset date of May 20, 2008, resulting in the fair value related to such warrants of $525,000, which was reclassified to permanent equity as of that date.

During December 2007, (as outlined in further detail above in the common stock section), the Company accepted direct investment from existing accredited investors of $200,000 and issued 285,714 shares of common stock.   In addition, the Company issued an aggregate of 428,570 common stock purchase warrants exercisable at a price of $0.70 per share that contain a conditional call provision if the market price of each share exceeds $5.00. The warrants expire in December 2012. Because of the reset provision of the Series A 10% Senior Convertible Debenture, the Company cannot ascertain whether sufficient authorized shares exist to settle the contract, the warrants are classified as a liability. The initial fair value of the 428,750 warrants on the date of issuance was $167,143. The fair value of the warrants decreased $12,857 from the date of issuance to the balance sheet date, resulting in the fair value as of December 31, 2007 of $154,286.

On December 11, 2007, (as outlined in further detail above in the financing section) the Company issued a promissory note in the principal amount of $100,000 and warrants to purchase 10,000 shares of our common stock. The warrants are exercisable during the sixty (60) month period commencing on the date of issuance at a price of $0.70 per share.  The proceeds of the sale of the note were used by the Company for working capital purposes. Because the Company could not at the time ascertain whether sufficient authorized shares exist to settle the contract, the warrants were classified as a liability. The initial fair value of the warrants on the date of issuance was $4,580. The fair value of the warrants decreased $980 from the date of issuance to the balance sheet date, resulting in the fair value as of December 31, 2007 of $3,600. The fair value of the warrants decreased $128 from December 31, 2007, to the reset date of May 20, 2008, resulting in the fair value related to such warrants of $3,472, which was reclassified to permanent equity as of that date.

On August 6, 2007, (as outlined in further detail above in the common stock section) the Company closed on an equity financing transaction for gross proceeds to the Company of approximately $2,950,000, of which $600,000 is due within 10 days upon execution of an agreement by the Company with an investment bank related to a financing that did not take place.  Therefore, the outstanding subscription was cancelled in December 2007. The Company issued an aggregate of: (i) 2,937,500 Class F Common Stock Purchase Warrants exercisable at a price of $0.80 per share, expiring thirty-six months from the date of issuance, and containing a cashless exercise provision and other customary provisions, and (ii) 2,937,500 Class G Common Stock Purchase Warrants exercisable at a price of $1.75 per share, expiring sixty months from the date of issuance, redeemable when the Company’s closing bid or sale price of its common stock exceeds $5.00 per share for ten (10) consecutive trading days, and containing other customary provisions. Because of the reset provision of the Series A 10% Senior Convertible Debentures previously described, the Company could not at the item ascertain whether sufficient authorized shares exist to settle the contract, the warrants were classified as a liability. As the $3,642,500 fair value of the warrants on the date of issuance exceeded the net proceeds from the financing transaction, the entire amount of the net proceeds was allocated to the warrants. The excess fair value of the warrants over the net proceeds, representing approximately $1,302,500, was charged to earnings immediately as interest expense. The fair value of the warrants decreased $1,938,750 from the date of issuance to December 31, 2007.  The change in fair value was recorded as a decrease in interest expense for the fiscal year. The fair value of the warrants, as measured at December 31, 2007 is $1,703,750. The fair value of the warrants decreased $352,500 from December 31, 2007, to the reset date of May 20, 2008, resulting in the fair value related to such warrants of $1,351,250, which was reclassified to permanent equity as of that date.

On July 10, 2007, (as outlined in further detail above in the common stock section) an investor exercised 864,798 Series D Common Stock Purchase Warrants to purchase an aggregate of 864,798 shares of common stock for gross proceeds to the Company of $644,534, and as an inducement for such exercise, the Company issued to the investor 864,798 Class E Common Stock Purchase Warrants to purchase an aggregate of 864,798 shares of common stock, exercisable at a price of $1.17 per share during a term of five years from the date of issuance, and containing certain piggy-back registration rights and other customary provisions.  Also, the Company issued to Midtown Partners & Co., LLC as compensation, 47,564 Class E Common Purchase Warrants to purchase an aggregate of 47,564 shares of common stock, upon the same terms as issued to the investor.  Because of the reset provision of the Series A 10% Senior Convertible Debenture, the Company could not at the time ascertain whether sufficient authorized shares exist to settle the contract, the warrants were classified as a liability. The initial fair value of the 914,362 warrants on the date of issuance was $839,373. The fair value of the warrants decreased $538,294 from the date of issuance to the balance sheet date, resulting in the fair value as of December 31, 2007 of $301,079. The fair value of the warrants decreased $36,494 from December 31, 2007, to the reset date of May 20, 2008, resulting in the fair value related to such warrants of $264,585, which was reclassified to permanent equity as of that date.

During May 2007, the Company issued an aggregate of 324,061 warrants to two (2) accredited investors to purchase our common stock at an exercise price of $0.75.  Because the Company could not at the time ascertain whether sufficient authorized shares exist to settle the contract, the warrants were classified as a liability. One investor exercised 120,075 warrants during October and November 2007.  The fair value of the warrants decreased $155,303 from the date of issuance to the balance sheet date. The remaining 203,986 warrants have a fair value, as measured on December 31, 2007 of $40,797. The fair value of the warrants decreased $26,518 from December 31, 2007, to the reset date of May 20, 2008, resulting in the fair value related to such warrants of $14,279, which was reclassified to permanent equity as of that date.

On May 8, 2007, the Company issued to its public relations consultant 750,000 warrants to purchase the Company’s common stock at an exercise price of $0.80 for consulting services.  Because the Company could not at the time ascertain whether sufficient authorized shares exist to settle the contract, the warrants were classified as a liability. The initial fair value of the warrants on the date of issuance was $570,000. The fair value of the warrants decreased $405,000 from the date of issuance to the balance sheet date, resulting in the fair value as of December 31, 2007 of $165,000. The fair value of the warrants decreased $90,000 from December 31, 2007, to the reset date of May 20, 2008, resulting in the fair value related to such warrants of $75,000, which was reclassified to permanent equity as of that date.

On April 20, 2007, the Company issued an aggregate of 243,666 warrants to purchase the Company’s common stock to a bridge note holder upon repayment of the bridge note and interest.  The warrants are at an exercise price of $1.60 per share and expire in April 2009. Because the Company could not at the time ascertain whether sufficient authorized shares exist to settle the contract, the warrants were classified as a liability. The initial fair value of the warrants on the date of issuance was $116,960. The fair value of the warrants decreased $82,847 from the date of issuance to the balance sheet date, resulting in the fair value as of December 31, 2007 of $34,113. The fair value of the warrants decreased $26,803 from December 31, 2007, to the reset date of May 20, 2008, resulting in the fair value related to such warrants of $7,310, which was reclassified to permanent equity as of that date.

On November 3, 2006, the Company entered into a securities purchase agreement with certain selling stockholders.  Under that agreement, the Company sold an aggregate of $5,150,000 in principal amount of our Series A 10% Senior Convertible Notes and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,707 shares of our common stock.  The Company issued an aggregate of $2,575,000 in principal amount of debentures and 4,453,707 Series D Warrants at a first closing held on November 8, 2006, and due to conversion feature embedded in the notes and the warrants, the transaction was recognized as a liability under generally accepted accounting principles.  Due to milestone-related adjustments, the exercise price and the maximum number of shares to be issued under the warrants were not determinable until May 20, 2008, the final milestone reset date. The Company contemplates issuing an additional $2,575,000 in principal amount of debentures at a second closing to be held following the effectiveness of a registration statement registering the shares of the Company’s common stock underlying the Debenture and Series D Warrants.  However, the Company can provide no assurances that the conditions for the second closing will be met.  Also, the Company expects that any proceeds from the contemplated second closing allocable to the embedded conversion features of the Debentures and Series D Warrants to be recognizable as a liability under generally accepted accounting principles.  One-half of the Series D Warrants became exercisable on November 8, 2006, and the remaining one-half will become exercisable by the holder following the contemplated second closing.   The warrants may be exercised via a cashless exercise if certain conditions are met.  The Company considered Emerging Issues Task Force Issue 00-19 (EITF 00-19), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and concluded that there were insufficient shares to share settle the contracts.   Therefore, the relative fair value allocated to the warrants in consideration of financing is $1,515,142 for warrants issued to the debenture holders and $112,421 for the warrants issued to the broker, and was recorded as an increase to derivative liabilities. The classification of the warrants is reconsidered at each balance sheet date and, as long as the warrants are considered derivative liabilities under EITF 00-19, changes in the fair value of the warrants are recorded as interest expense.  Cancellation of the warrants can occur at the election of the Company upon certain conditions.  The warrants related to the first closing expire on November 8, 2011. The fair value of the warrants increased $32,323 from December 31, 2007, to the reset date of May 20, 2008, resulting in the fair value related to such warrants of $1,332,269, which was reclassified to permanent equity as of that date.

During September 2006, the Company agreed to convert warrants from the April 2005 private placement for certain investors into shares of common stock due to the more favorable terms established with the July 2005 Private Placement.  One investor converted 30,000 warrants to 30,000 shares of common stock.

During August and September 2006, the Company entered into a series of purchase agreements with four previous investors of the Company, under which convertible promissory notes in the aggregate amount of $1,100,000 and warrants to purchase 1,100,000 shares of our common stock were issued.  The warrants are exercisable during the twelve (12) month period commencing on the date of issuance at a price of $1.60 per share.  The proceeds of the sale of the notes were used by the Company for working capital purposes.  The notes bear interest at 15% per annum and were repayable 180 days after the date of issuance of the notes (maturity date).  The warrants contain certain anti-dilution provisions in the event of a stock dividend, capital reorganization, consolidation or merger of Guardian.  The bridge notes matured during February and March 2007.  The four note-holders agreed to the extension of the maturity date and interest at 15% per annum to continue beyond the original maturity date.  The Company analyzed the provisions of the convertible note host contracts and concluded that the convertible note contracts should be analyzed under the provisions of SFAS 133, “Accounting for Derivative

Instruments and Hedging Activities,” and embedded derivative features should be bifurcated and separately measured at fair value.  The relative fair value allocated to the warrants in consideration of the convertible note is $631,734 and accordingly increased paid-in capital.  This discount was amortized to interest expense over the six month term of the notes.   The fair value of the embedded conversion option was determined using the Black-Scholes method for valuing options.  Therefore, the fair value of the embedded conversion option was approximately $468,266 and was recorded as a derivative liability.

During July 2006, the Company accepted direct investment from existing accredited investors of $439,000 and issued 274,374 shares of common stock.  Common stock was increased by approximately $274 for the par value of the stock, and $ 438,726 to paid-in capital.  In addition, the Company issued an aggregate of 146,719 warrants to purchase common stock, exercisable at a price of $3.00 per share that contains a cashless exercise provision.  The warrants expired in July 2008.

During May 2006, the Company accepted direct investment from accredited investors of $382,208 and issued 238,880 shares of common stock.  In addition, the Company issued an aggregate of 59,720 warrants to purchase common stock, exercisable at a price of $3.00 per share that contains a cashless exercise provision.  The warrants expired in May 2008.

On February 15, 2006, the Company issued to its investor relations consultant 125,000 warrants to purchase our common stock, at varying exercise prices ($3.00 to $9.00) for consulting services.  The fair value of the warrants is $112,750, and was amortized over the consulting period of January through December 2006.

Warrant Exercised

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

On July 10, 2007, an investor exercised 864,798 Series D Common Stock Purchase Warrants to purchase an aggregate of 864,798 shares of common stock for gross proceeds to the Company of $644,534.  After payment of $38,949 for bank fees and commissions to Midtown Partners & Co., LLC, the Company realized net proceeds of approximately $605,585.  In connection with the warrant exercise and as an inducement for such exercise, the Company issued to the investor 864,798 Class E Common Stock Purchase Warrants to purchase an aggregate of 864,798 shares of common stock, exercisable at a price of $1.17 per share during a term of five years from the date of issuance, and containing certain piggy-back registration rights and other customary provisions.  Also, the Company issued to Midtown Partners & Co., LLC as compensation, 47,564 Class E Common Purchase Warrants to purchase an aggregate of 47,564 shares of common stock, upon the same terms as issued to the investor.  Because of the reset provision of the Series A 10% Senior Convertible Debenture, the Company cannot ascertain whether sufficient authorized shares exist to settle the contract, the warrants are classified as a liability. The initial fair value of the 914,362 warrants on the date of issuance was $839,373. The fair value of the warrants decreased $538,294 from the date of issuance to the balance sheet date, resulting in the fair value as of December 31, 2007 of $301,079. The fair value of the warrants decreased $36,494 from December 31, 2007, to the reset date of May 20, 2008, resulting in the fair value related to such warrants of $264,585, which was reclassified to permanent equity as of that date.

During May 2007, investors exercised certain warrants to purchase common stock that resulted in the issuance of 160,000 shares of common stock for cash proceeds to the Company of $120,000.  Common stock was increased by $160 for the par value of the shares and $119,840 to paid-in capital.

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

The Company has issued warrants as compensation to its bridge note-holders, placement agent and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.  The table below shows by category, the warrants issued and outstanding at December 31, 2008.

Common Stock Purchase Warrants	Number of Warrants Outstanding and Exercisable	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Placement agent	15,260	November 24, 2003	$ 1.95	December 31, 2010
	234,817	May 14, 2004	$ 1.92	May 13, 2009
	239,745	May 14, 2004	$ 1.95	December 31, 2010
	48,000	April 15, 2005	$ 3.00	August 15, 2010
	92,500	July 13, 2005	$ 2.60	July 12, 2010
	311,760	November 8, 2006 (1)	$ 0.41	November 8, 2011
	311,760	April 12, 2007 (1)	$ 0.41	April 12, 2012
	47,564	July 10, 2007	$ 1.17	July 9, 2012
1,301,406

Bridge noteholders	142,652	December 19, 2003	$ 0.75	December 31, 2009
	53,334	April 28, 2004	$ 0.75	December 31, 2009
	200,000	August 7, 2006	$ 0.50	May 29, 2010
	600,000	August 14, 2006	$ 1.60	December 31, 2009
	1,794,455	November 8, 2006 (1)	$ 0.41	November 8, 2011
	1,794,456	April 12, 2007 (1)	$ 0.41	April 12, 2012
	243,666	April 20, 2007	$ 1.60	April 19, 2009
	10,000	December 12, 2007	$ 0.70	December 12, 2012
4,838,563

Private placement investors	65,000	February 26, 2004	$ 2.65	February 25, 2009
	10,000	July 13, 2005	$ 2.00	December 31, 2010
	8,000	May 17, 2007	$ 0.75	December 31, 2009
	864,798	July 10, 2007	$ 1.17	July 9, 2012
	1,312,500	August 6, 2007	$ 0.80	August 5, 2010
	1,312,500	August 6, 2007	$ 1.75	August 5, 2012
	214,285	December 26, 2007	$ 0.70	December 26, 2012
	1,500,000	February 5, 2008	$ 0.70	February 4, 2013
	214,285	March 8, 2008	$ 0.75	March 8, 2013
	2,142,850	April 4, 2008	$ 0.70	April 3, 2013
	428,570	July 15, 2008	$ 0.70	July 14, 2013
	2,714,285	July 15, 2008	$ 0.41	July 14, 2013
	366,839	September 26, 2008 (1)	$ 0.41	September 25, 2013
	489,118	October 2, 2008 (1)	$ 0.41	October 1, 2013
	146,736	October 22, 2008 (1)	$ 0.41	October 21, 2013
	414,630	November 25, 2008	$ 0.41	November 25, 2013
	1,071,428	December 2, 2008	$ 0.41	December 2, 2013
	243,900	December 4, 2008	$ 0.41	December 4, 2013
	97,560	December 12, 2008	$ 0.41	December 12, 2013
	146,340	December 15, 2008	$ 0.41	December 15, 2013
	195,120	December 26, 2008	$ 0.41	December 26, 2013
13,958,744

Consultants	15,000	February 15, 2006	$ 3.00	February 15, 2009
	12,000	February 15, 2006	$ 6.00	February 15, 2009
	10,500	February 15, 2006	$ 9.00	February 15, 2009
	750,000	May 8, 2007	$ 0.80	May 8, 2009
	60,000	February 8, 2008	$ 0.54	February 7, 2013
847,500

Total Warrants Issued/Outstanding	20,946,213

(1) Actual exercise price is $0.4089.

2003 Stock Incentive Plan

On August 29, 2003, the Board of Directors adopted the 2003 Stock Incentive Plan and amended and restated the plan on December 2, 2003 (“Plan”).  On February 13, 2004, the stockholders approved the Plan and an increase in the authorized number of shares of common stock to 200,000,000.  Under the Plan, the Company may issue options which will result in the issuance of up to an aggregate of 30,000,000 shares of the Company’s common stock.  The Board of Directors recommended that the Company submit the Plan to the stockholders for their approval. The amended and restated Plan was approved by the stockholders on February 13, 2004.

Pursuant to the terms of the Plan, the Company may grant Non-Qualified Options to directors or consultants of Guardian and its subsidiaries at any time, and from time to time, as shall be determined by the Board of Directors or a committee appointed by the board. The Plan also provides for Incentive Options to be available to any officer or other employee of Guardian or its subsidiaries as selected by the Board of Directors or a committee appointed by the Board.

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

The price at which shares of common stock covered by the option can be purchased is determined by the Company’s Board of Directors or a committee appointed by the Board.  In the case of an Incentive Option, the  exercise price shall not be less than the fair value of the Company’s common stock on the date the option was granted or in the case of any optionee who, at the time such incentive stock option is granted, owns stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of his employer corporation or of its parent or subsidiary corporation, not less than one hundred ten percent (110%) of the fair value of such stock on the date the incentive stock option is granted.

To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period in which it may be exercised in accordance with the terms and provisions of the Plan described above, the Incentive Option or Non-Qualified Option will expire as to any then unexercised portion. To exercise an option, the Plan participant must tender an amount equal to the total option exercise price of the underlying shares and provide written notice of the exercise to the Company. The right to purchase shares is cumulative so that once the right to purchase any shares has vested; those shares or any portion of those shares may be purchased at any time thereafter until the expiration or termination of the option.

During 2008, Company employees exercised 30,000 stock options that resulted in the issuance of 30,000 shares of common stock for cash proceeds to the Company of $15,000. Common stock was increased by $30 for the par value of the shares and paid-in capital increased by $14,970.

During 2007, Company employees exercised 368,000 stock options that resulted in the issuance of 368,000 shares of common stock for cash proceeds to the Company of $169,300. Common stock was increased by $368 for the par value of the shares and $168,932 to paid-in capital.

During 2006, Company employees exercised 600,000 incentive stock options which resulted in the issuance of 600,000 shares of common stock for cash proceeds to the Company of $300,000. Common stock was increased by $600 for the par value of the shares and $299,400 to paid-in capital. Also, an employee exercised 77,778 incentive stock options resulting in the issuance of 77,778 shares of common stock for proceeds to the Company of $280,000. Common stock was increased by $78 for the par value of the shares and $279,922 to paid-in capital.

Summary of stock option activity for the three fiscal years ended December 31, 2008 is as follows:

	Weighted- Average Exercise Price	Number of Options

Fiscal Year and Activity
Outstanding December 31, 2005	$ 1.62	4,702,800

Fiscal 2006 activity
Granted ($1.80 - $2.60)	2.17	495,000
Exercised ($0.50)	0.50	(600,000)
Cancelled ($1.80 - $5.05)	3.66	(231,700)
Outstanding December 31, 2006	$ 1.73	4,366,100

Fiscal 2007 activity
Granted ($0.01 - $0.90)	0.80	4,285,213
Exercised ($0.01 - $0.50)	0.46	(368,000)
Cancelled ($0.78 - $3.65)	1.17	(577,917)
Outstanding December 31, 2007	$ 1.31	7,705,396

Fiscal 2008 activity
Granted ($0.43 - $0.51)	0.46	3,715,300
Exercised ($0.50)	0.50	(30,000)
Cancelled ($0.45 - $4.55)	2.11	(262,475)
Outstanding December 31, 2008	$ 1.03	11,128,221

The following table summarizes additional information about stock options outstanding at December 31, 2008:

Issued and Outstanding				Exercisable
Type of Option and Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Yrs)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Price
Nonqualified Stock Options $0.36 - $0.50 (1)	1,942,000	5.0	$ 0.46	1,942,000	$ 0.47
Nonqualified Stock Options $1.25 - $3.60 (2)	44,000	6.1	2.59	44,000	2.59
Incentive Stock Options $0.46 - $4.05 (3)	584,142	8.1	1.17	414,742	1.42
Incentive Stock Options $0.43 - $5.27 (4)	8,558,079	8.2	1.15	4,225,474	1.78
Total	11,128,221	7.6	$ 1.03	6,626,216	$ 1.38

(1) Issued to employees below fair value and during the period of May 2003 through February 2004.
(2) Issued to directors below fair value and during the period of February 2004 through September 2005.
(3) Issued to consultants at fair value.
(4) Issued to directors and employees at fair value, or above fair value for those individuals with greater than 10% beneficial ownership.

Common Shares Reserved – At December 31, 2008, the activity to date for shares of common stock reserved for future issuance were as follows:

Stock options outstanding	11,128,221

Stock options available for grant	17,203,779

Warrants to purchase common stock	20,946,213

Consulting Stock Compensation

On June 1, 2008, the Company issued to its investor relations firm 500,000 shares of common as compensation for investor relations services. Common stock was increased by $500 for the par value of the shares and $199,500 to paid-in capital. Deferred compensation expense of $162,500 was recorded for the year ended December 31, 2008.

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

On April 18, 2006, the Company granted to a software engineer/research consultant 200,000 options for the purchase of common stock, for consulting services to be performed.  The options are exercisable at a price of $1.90 per share which is the market price of the shares on the date of grant.  The fair value of the options is $290,000, and was amortized over the one-year vesting period beginning April 18, 2006.

On February 15, 2006, the Company issued to its investor relations consultant 125,000 warrants to purchase our common stock, at varying exercise prices ($3.00 to $9.00) for consulting services. The fair value of the warrants was $112,750, and was amortized over the consulting period of January through December 2006.

Additional Stockholder’s Equity Activity

During 2008, the Company remeasured the fair value of equity instruments (outstanding common shares, options and warrants) issued pursuant to consulting agreements, which had been previously issued. During the fiscal year 2008, the Company accordingly recorded a net adjustment for the remeasurement of the equity instruments of approximately $76,831 by decreasing additional paid-in capital account and increasing the additional paid-in capital contra account deferred stock compensation.

During 2008, the Company remeasured the redemption value of outstanding common shares subject to repurchase, which were previously issued in the December 19, 2003 Difference Engine asset purchase. The Company recorded a net adjustment for the current year of $123,910 by decreasing temporary equity and increasing permanent equity.

During 2007, the Company remeasured the fair value of equity instruments (outstanding common shares, options and warrants) issued pursuant to consulting agreements, which had been previously issued. During the fiscal year 2007, the Company accordingly recorded a net adjustment for the remeasurement of the equity instruments of approximately $14,815 by increasing additional paid-in capital account and decreasing additional paid-in capital contra account deferred stock compensation.

During 2007, the Company remeasured the redemption value of outstanding common shares subject to repurchase, which were previously issued in the December 19, 2003 Difference Engine asset purchase. The Company recorded a net adjustment for the current year of $88,466 by decreasing temporary equity and increasing permanent equity.

During 2007, the Company reclassified from temporary equity to permanent equity, the redemption value of $78,556, due to the sale of the Company’s stock held by the shareholders of Difference Engines Corporation.

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

During 2006, the Company reclassified from temporary equity to permanent equity, the redemption value of $177,055, due to the sale of the Company’s stock held by the shareholders of Difference Engines Corporation.

NOTE 7.   ACQUISITIONS

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

As shares of common stock are sold by the holders and/or the Company registers its outstanding shares of common stock, the then current fair value of those shares, based on the redemption value, shall be reclassified from temporary equity to permanent equity.  During the fiscal periods ended December 31, 2008, 2007 and 2006, the temporary equity account was reduced and the permanent equity account increased by $0, $78,556, and $177,055, respectively, for the change in the estimated redemption value of the outstanding shares and the sale of the Company’s stock held by the shareholders of Difference Engines Corporation. Also, during the fiscal periods ended December 31, 2008, 2007 and 2006, the temporary equity account was reduced and the permanent equity account increased by $123,910, $88,466, and $784,032, respectively, for the gain on the remeasurement of the estimated redemption value of the outstanding shares held by the shareholders of Difference Engines Corporation.

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

Under the terms of a stock purchase agreement, Guardian acquired all of Wise’s stock from Wise’s two shareholders, Martin Richards and Susan Richards. Guardian paid to Wise’s two stockholders an aggregate of U.S. $1,929,500 in cash and issued to them shares of the Company’s common stock in the amount of $500,000. $929,500 of the cash purchase price was paid at closing and the remaining $1,000,000 of the cash purchase price was paid by means of the issuance of an interest bearing promissory note due 90 days after closing.  The deferred portion of the cash purchase price was paid upon maturity of the promissory note.  The Company issued an aggregate of 106,739 shares of its common stock as the stock portion of the purchase price. The shares were valued on the basis of the average high and low sales prices of the stock for the 30 business day period which ended two days prior to the closing of the transaction. At closing, the shares were deposited in escrow and are subject to forfeiture in the event Guardian Healthcare Systems Division does not achieve certain revenue thresholds over the three years following closing. In the two annual performance periods ending July 28, 2006, Guardian’s Healthcare Division did not achieve the revenue threshold. Therefore, a total of 71,160 shares were forfeited and returned to the Company out of escrow and such shares were cancelled.  The shares of stock are subject to a three year lock-up. In addition, Guardian repaid an outstanding loan of one of the directors of Wise in the amount of $79,500. At closing, the co-founder of Wise, Mr. Martin Richards, entered into an employment agreement with Guardian as Vice President of European Operations at a base salary of $210,250 per annum for a period of two years following closing which, expired on July 28, 2006. Also, Mr. Martin Richards and Ms. Susan Richards resigned their positions as officers of Wise and as members of Wise’s Board of Directors, and entered into non-compete agreements with Guardian Technologies for a period of three years following closing. Furthermore, effective as of the closing, Mr. Martin Richards was released from personal guarantees for certain of Wise’s bank debt obligations and of Wise’s real property lease obligations.

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

On July 27, 2004, the Company completed the acquisition of Wise Systems Ltd.  This transaction has been accounted for as a business combination.  The purchase price for these assets and liabilities assumed has been allocated to acquired intangible assets (FlowPoint™ software) and goodwill. As explained more fully below, in conjunction with its net realizable value analysis required by SFAS No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” during June 2007, the Company determined that its entire investment in the Wise Systems FlowPoint™ software was impaired.  This was based on the Company’s determination that the carrying amount of these assets, as reflected on the Company’s consolidated balance sheet, exceeded its projected net realizable value; accordingly, the Company wrote-off the remaining unamortized acquired intangible assets (FlowPoint™ software) and goodwill totaling $1,125,122.

The Company acquired intangible assets consisting of software technology from Wise on July 27, 2004 and other software valued at $2,648,366 and goodwill of $128,633. Under SFAS No. 142, the software technology is considered to have a finite life, which management has estimated to be 5 years. The value of the asset will be amortized on a straight-line basis over this period. The Company continues to develop and market the software technology acquired, and has concluded that no additional impairment existed as of December 31, 2008, as its net realizable value exceeds its carrying value. Goodwill is a non-amortizing intangible asset subject to ongoing evaluation for impairment.

	Year Ended December 31
	2007	Additions	Reductions	2008

Intangibles with indefinite lives:
Goodwill	$ -	$ -	$ -	$ -

Intangibles with finite lives:
Software technology	$ 2,669	$ -	$ 2,669	$ -
Patent acquisition costs	310,714	46,831	18,445	339,100
	$ 313,383	$ 46,831	$ 21,114	$ 339,100

The Company’s estimated amortization expense is $20,439 for 2009, $20,439 for 2010, $20,439 for 2011, $20,439 for 2012, $20,439 for 2013, and $236,905 for 2014 and thereafter.  In accordance with SFAS No. 142, the Company reassessed the useful lives of all finite intangibles, and it was determined that no changes to such lives should be made and that there were no residual values associated with any of the intangible assets.

NOTE 9.   INCOME TAXES

There is no benefit or provision for income taxes reflected in the accompanying financial statements.  Reconciliation between the provision for income taxes computed by applying the statutory Federal income tax rate and the provision for income taxes is as follows:

YEAR ENDED DECEMBER 31	2008	2007	2006

Federal benefit at statutory rate	$ (2,963,169)	$ (3,573,314)	$ (3,431,919)
Increase (decrease) due to:
State benefits, net of federal benefits	(345,122)	(416,186)	(399,718)
Stock based compensation	464,186	601,505	(134,704)
Effect of foreign operations	15,663	518,179	266,949
Other, net	2,766	8,131	3,440
Valuation allowance	2,825,676	2,861,685	3,695,952
Provision for income taxes	$ -	$ -	$ -

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s net deferred tax assets as of December 31, 2008 and 2007 were as follows:

YEAR ENDED DECEMBER 31	2008	2007

Deferred tax assets:
Accrued salaries	$ 736,200	$ 216,544
Accrued leave	36,922	24,705
Depreciation and amortization	1,390,561	307,099
Net operating loss carryforwards, not yet utilized	14,473,082	13,262,741
Total deferred tax assets	16,636,765	13,811,089
Valuation allowance for deferred tax assets	(16,636,765)	(13,811,089)
Net deferred tax assets	$ -	$ -

For income tax purposes, the Company has a cumulative net operating loss carryforwards at December 31, 2008 of approximately $35,960,100 that, subject to applicable limitations, may be applied against future taxable income.  If not utilized, the net US operating loss carryforward will begin to expire in 2023.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The following table summarizes scheduled maturities of the Company’s contractual obligations extending beyond one year for which cash flows are fixed and determinable as of December 31, 2008.

Category	Payments Due in Fiscal
	Total	2009	2010	2011	2012	2013	Thereafter

Short-term convertible debentures and notes (1)	$ 4,236,504	$ 4,236,504	$ -	$ -	$ -	$ -	$ -
Long-term debt	-	-	-	-	-	-	-
Interest payments (2)	6,852	6,852	-	-	-	-	-
Operating lease commitments (3)	355,388	267,291	88,097	-	-	-	-
Unconditional purchase obligations (4)	-	-	-	-	-	-	-
Total contractual obligations	$ 4,598,744	$ 4,510,647	$ 88,097	$ -	$ -	$ -	$ -

(1) Includes $3,228,205 of convertible debentures that matured November 8, 2008, $60,000 short-term note that matures on July 1, 2009, $226,000 short-term notes from a related party that matures on May 31, 2009, and $722,299 accrual for debenture default provisions.

(2) Projected interest on debt, with the assumption of no further conversion of the short-term debentures that matured on November 8, 2008.  Although, the Company is in negotiations with the debentures holders to extend the maturity date beyond November 8, 2008.

(3) Total rental expense included in the accompanying consolidated statements of operations was $308,494 in fiscal 2008, $285,833 in fiscal 2007, and $291,091 in fiscal 2006.

(4) The Company currently does not have any outstanding unconditional purchase obligations.  They would though include inventory commitments, future royalty, consulting agreements, other than month-to-month arrangements, or commitments pursuant to executive compensation arrangements.

In addition to the above obligations, we are conditionally obligated to redeem shares related to the acquisition of intellectual property (IP) from Difference Engines.  As of December 31, 2008, and as more fully disclosed in Note 7, Acquisitions, a conditional redemption value of $54,400 was estimated and recorded.

Default under Series A Debentures and Series D Common Stock Purchase Warrants

The Company’s outstanding convertible debentures of $3,228,205 became due on November 7, 2008. As the Company had insufficient funds to repay the debentures as of the maturity date, three of the eight debenture holders have sent notices of default under such debenture, and may be considered in default by other debenture holders. The Company is seeking to re-negotiate the terms of the debentures, including the repurchase of the debentures and/or seeking to extend their maturity date. As a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. The Company did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008, October 1, 2008, and January 1, 2009, and are in default under the debentures.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default.  Moreover, the Company has not maintained the registration of the shares underlying the debentures and Series D Warrants as required under the terms of our agreements with the holders of the debentures which may be deemed an event of default under the Debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require the Company to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  As of the date of this filing, three debenture holders have sent notices of default under such debenture, and the Company may be considered in default by other debenture holders. In anticipation of such election by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, the Company initially measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $722,299 as of

December 31, 2008, which is reflected in the carrying value of the debentures.  This default amount was recognized as interest expense in the fourth quarter for the year ended December 31, 2007 of approximately $645,641, and an additional $76,658 during 2008.

NOTE 11. EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

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

William J. Donovan.   Mr. Donovan serves as President and Chief Operating Officer of Guardian, and previously served as Chief Financial Officer.  The Company entered into a new employment agreement with Mr. Donovan on November 18, 2005, which superseded his previous employment agreement with Guardian, dated effective August 18, 2003.  The new employment agreement is for a term of three years unless earlier terminated, and is automatically renewable for one year terms.  The employment agreement provides for an annual salary of $265,000.  The agreement provides for annual performance bonuses based on goals established by Guardian and agreed to by Mr. Donovan, a monthly automobile allowance of $500, participation in our stock option and other award plans (which options or awards shall immediately vest upon a “change in control”), and participation in any benefit policies or plans adopted by us on the same basis as other employees at Mr. Donovan’s level.

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

Gregory E. Hare.  Mr. Hare serves as our Chief Financial Officer. The Company entered into an employment agreement with Mr. Hare commencing on January 30, 2006. The employment agreement is essentially the same as the agreement the Company entered into with Mr. Donovan, except that the agreement is for a term of two years unless earlier terminated and shall automatically renew for successive one year terms unless terminated prior thereto.  The employment agreement provides for a base salary of $200,000 per annum and no automobile allowances. The agreement provides for annual performance bonuses based on goals established by the Company and agreed to by Mr. Hare, participation in the Company’s stock option and other award plans, and participation in any company benefit policies or plans adopted by us on the same basis as other employees at Mr. Hare’s level.  The Company agreed to grant to Mr. Hare, subject to approval of our Compensation Committee, stock options to purchase 200,000 shares of our common stock pursuant to our 2003 Stock Incentive Plan, one-half of which options will vest on the one year anniversary of the commencement of his employment and the remaining options vesting on the two year anniversary of the commencement of his employment.

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

Richard F. Borrelli. Mr. Borrelli’s employment as Vice President and Officer for the Company is at-will, and thus has not entered into employment agreements.  Therefore, there is no employment, severance or change of control arrangements.

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

Carl C. Smith, Jr. Mr. Smith was an Officer of the Company between August 9, 2007 and November 7, 2008. He became Vice President for the Company on August 6, 2007 and his employment is at-will, and thus has not entered into employment agreements.  Therefore, there is no employment, severance or change of control arrangements.

NOTE 12. RELATED PARTY TRANSACTIONS

Note Payable to Stockholder and Executive Officer

On April 21, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, the Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned Guardian $200,000.  The Company issued a non-negotiable promissory note, dated effective April 21, 2006, to Mr. Trudnak in the principal amount of $200,000.  The note is unsecured, non-negotiable and non-interest bearing.  The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default.  The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum.  The note is not assignable by Mr. Trudnak without our prior consent.  The Company may prepay the note in whole or in part upon ten days notice.  On October 21, 2006, Mr. Trudnak extended the due date of the loan to December 31, 2006. Subsequently, on October 3 and October 18, 2006, Mr. Trudnak loaned  the Company $102,000 and $100,000, respectively, on substantially the same terms as the April 21, 2006 loan, except that each loan is due six months after the date thereof.  Accordingly, following such additional loans, the Company owed an aggregate of approximately $402,000 to Mr. Trudnak.  On November 10, 2006, Mr. Trudnak extended the due dates of such loans to May 31, 2007, except that $100,000 of the April 21, 2006, loan becomes due upon the Company raising $2,500,000 in financing after November 6, 2006, and the remaining amount of such loans become due upon the Company raising an aggregate of $5,000,000 in financing after November 6, 2006, and prior to May 31, 2007.  Following the first closing of our Debenture and Series D Warrant financing on November 8, 2006, the Company repaid $100,000 in principal amount of the April 1, 2006, and paid an additional $100,000 to Mr. Trudnak on April 17, 2007 upon the second closing of our Debenture and Series D Warrant financing.  On May 31, 2007, Mr. Trudnak extended the due dates of the remaining loans to May 31, 2008. Subsequently on May 31, 2008, Mr. Trudnak extended the due dates of such loans to May 31, 2009. On June 25, 2008, Mr. Trudnak issued another loan to the Company for $24,000, with the same terms and conditions as the October 18, 2006 note. As of December 31, 2008 and the date of this report, the Company owed Mr. Trudnak an aggregate amount of approximately $226,000.  The terms of the above transaction were reviewed and approved by the Company’s audit committee and by our Board of Directors.

Consulting Agreement with BND Software, Principal Owner Sean Kennedy, a Director of the Company

On July 15, 2008, the Company entered into a consulting agreement with BND Software, Inc., a corporation that is owned and controlled by Sean Kennedy, a director of the Company.  BND has agreed to provide certain consulting services to the Company including managing the research, development and information systems activities of the Company. The agreement is for a term of one year commencing on May 27, 2008, and expires on May 31, 2009.  The agreement shall be extended for a twelve (12) month period upon mutual agreement by both parties.  The agreement may be terminated upon 60 days prior written notice by one party to the other party. The agreement also provides for an annual compensation of $216,000.  We paid or agreed to pay BND an aggregate of $128,903 during 2008, of which $126,000 is accrued but unpaid as of December 31, 2008.

NOTE 13. OPERATING LEASES

During 2005, the Company entered into a lease for its headquarters building in Herndon, Virginia.  The office is comprised of 15,253 square feet of office and laboratory space.  The lease commenced on February 1, 2005, and is for a term of sixty-three (63) months at an annual base rental rate of $266,928, subject to annual rental escalation of 2.5%.  The Company believes that the facilities will be adequate for its needs for the next 60 months.  The lease terms include a security deposit of $88,976, which amount constitutes four months of rent.  On February 12, 2009, the landlord returned three months security deposit, or $66,732, upon the occurrence of a "Material Financial Event." Such Material Financial Event is defined as Guardian receiving an equity investment of $8 million dollars or greater whereby the net proceeds from the investment divided by the current cash burn rate is greater than 12; or achieving $2.5 million in annual revenue, and provided no default has occurred under the lease beyond the expiration of any applicable grace period, the security deposit shall be reduced by $22,244 and returned to Guardian within twenty (20) days after Guardian provides confirmation to the landlord of the foregoing Material Financial Event. In addition, if the Material Financial Event has occurred and provided no default has occurred under the lease beyond the expiration of any applicable grace period for the twelve month period after the Material Financial Event, then the security deposit shall be further reduced by $22,244. Moreover, if the Material Financial Event has occurred and provided no default has occurred under the lease beyond the expiration of any applicable grace period for the twenty-four month period after the Material Financial Event, then the security deposit shall be further reduced by $22,244, leaving a security deposit balance of $22,244, one month’s rent.

The Company did not pay rent for its principal offices from October 2008 through February 2009. Accordingly, the Company was deemed to be in default under its lease with the landlord. Also, the Company submitted a request to the landlord for the return of three months of a four months security deposit, which was consistent with the Material Financial Event provision of the lease. The landlord subsequently filed suit for the unpaid rent. The Company and the landlord eventually agreed to apply the return of security deposit to the outstanding rent.  Therefore, the Company made payment of the net outstanding rent on February 12, 2009, and the suit was dismissed on February 13, 2009.

We also previously leased approximately 2,000 square feet of office space at Portman House, 7a High Street, Corsham, Wiltshire. The Company exercised the review date provision of the Corsham office lease, thereby terminating the lease on September 29, 2006.

Total rental expense included in the accompanying consolidated statements of operations was $308,494 in 2008, $285,833 in 2007, and $291,091 in 2006.

NOTE 14. SUBSEQUENT EVENTS

The Company continues to be in default on its $3,228,205 outstanding convertible debentures, which became due on November 7, 2008. As the Company continues to have insufficient funds to repay the debentures, three of the eight debenture holders have sent notices of default under such debenture, and Guardian may be considered in default by other debenture holders. The Company is seeking to re-negotiate the terms of the debentures, including the repurchase of the debentures and/or seeking to extend their maturity date. As a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. There can be no assurances that the Company will be successful in its efforts in renegotiating the terms of the debentures, or receive additional financing, any bank borrowing, and grant funding to repay the debentures.

From January 2009 through March 10, 2009, the Company accepted, under a private placement memorandum, direct investments from accredited investors of approximately $641,259 (net of commissions and expenses), and issued 1,701,337 shares of common stock. In addition, the Company issued an aggregate of 3,402,674 common stock purchase warrants that are exercisable at a price of $0.41 per share and contain a cashless exercise provision, a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire in January through March 2014.

During February 2009, certain debenture holders of the Company’s outstanding Series A Debentures converted approximately $10,000 in principal amount of such debentures into an aggregate of 24,455 shares of common stock. The conversion price was $0.4089 per share.

On February 4, 2009, the Company signed a Master Development Agreement with Aurum Institute for Health Research, and a related company Aurum Innova, and installed in February 2009 an alpha product of Signature Mapping™ tuberculosis (“TBDx”) software in a “retrofit configuration” for an evaluation by the National Health Laboratories (“NHLS”) in South Africa.

The Company was granted from the United States Patent & Trademark Office (“USPTO”) two patents underlying our technology.  They are both for the “System and Method for Identifying Objects of Interest in Image Data.”  The patent covering our healthcare products was granted on February 17, 2009, Patent No. US 7,492,937, and the patents covering our security product was granted on February 27, 2009, Patent No. US 7,496,218.

The Company did not pay rent for its principal offices from October 2008 through February 2009. Accordingly, the Company was deemed to be in default under its lease with the landlord. Also, the Company submitted a request to the landlord for the return of three months of a four months security deposit, which was consistent with the Material Financial Event provision of the lease. The landlord subsequently filed suit for the unpaid rent. The Company and the landlord eventually agreed to apply the return of security deposit to the outstanding rent.  Therefore, the Company made payment of the net outstanding rent on February 12, 2009, and the suit was dismissed on February 13, 2009.