Form 10-Q
period 2009-03-31
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2009-05-13
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

 X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ✓    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ___ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ]    Accelerated Filer [  ] Non-Accelerated Filer [  ] Smaller Reporting Company [✓ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes __ No  ✓

The number of shares outstanding of the registrant’s common stock, as of May 11, 2009, was 49,349,780.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report contains forward-looking statements which provide our current expectations or forecasts of future events.  Forward-looking statements in this Report include, without limitation: information concerning possible or assumed future results of operations, trends in financial results and business plans, including those related to earnings, earnings growth, revenue and revenue growth; statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues; statements about expected future sales trends for our products; statements about our future capital requirements and the sufficiency of our cash, cash equivalents, and available bank borrowings to meet these requirements; information about the anticipated release dates of new products; other statements about our plans, objectives, expectations and intentions; and other statements that are not historical fact.

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends, “plans,” “should,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof (including their use in the negative), or by discussions of strategies, plans or intentions.  Such statements include but are not limited to statements under Part I, Item 1A - Risk Factors of our Form 10-K for the year ended December 31, 2008, and Part II, Item 1A – Risk Factors and Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report, and elsewhere in this Report.  A number of factors could cause results to differ materially from those anticipated by such forward-looking statements, including those discussed under Part II, Item 1A - Risk Factors of this Report. The absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including factors described in Part I, Item 1A - Risk Factors of our Form 10-K for the year ended December 31, 2008 and Part II, Item 1A – Risk Factors of this Report.  You should carefully consider the factors described in Part I, Item 1A - Risk Factors of our Form 10-K for the year ended December 31, 2008, and Part II, Item 1A - Risk Factors of this Report in evaluating our forward-looking statements.

You should not unduly rely on these forward-looking statements which speak only as of the date of this Report.  We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this report, or to reflect the occurrence of unanticipated events.  You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission.

     GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

4

ITEM 1. FINANCIAL STATEMENTS

4

Condensed Consolidated Balance Sheets

4

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

5

Condensed Consolidated Statements of Cash Flows

6

Notes to Condensed Consolidated Financial Statements

7

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  17

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

31

ITEM 4T.  CONTROLS AND PROCEDURES

32

PART II. OTHER INFORMATION

32

ITEM 1.     LEGAL PROCEEDINGS

32

ITEM 1A.  RISK FACTORS

32

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

34

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

34

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITy HOLDERS

35

ITEM 5.     OTHER INFORMATION

35

ITEM 6.     EXHIBITS

35

SIGNATURES

36

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	March 31	December 31
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$ 201,060	$ 80,777
Accounts receivable	5,327	28,200
Prepaid expenses	73,730	102,980
Total current assets	280,117	211,957

Equipment, net	396,041	421,647

Other Assets
Other noncurrent assets	22,244	22,244
Intangible assets, net	335,455	339,100
Total assets	$ 1,033,857	$ 994,948

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 1,708,802	$ 1,604,368
Other accrued liabilities	2,875,218	2,406,964
Note payable and advances	60,000	60,000
Note payable and advances, related parties	226,000	226,000
Debentures and convertible notes payable, less discount	3,969,771	3,950,504
Derivative liabilities - embedded conversion feature of debentures and convertible notes	2,282,415	1,578,970
Deferred revenue	-	8,682
Total current liabilities	11,122,206	9,835,488

Common shares subject to repurchase, stated at estimated redemption value; 302,222 shares outstanding at March 31, 2009 and December 31, 2008
	81,601	54,401

Stockholders' Equity (Deficit)
Convertible preferred stock, $0.20 par value; authorized 1,000,000 shares
Shares issued and outstanding at March 31, 2009 - none
Shares issued and outstanding at December 31, 2008 - none	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares
Shares issued and outstanding at March 31, 2009 - 49,057,646
Shares issued and outstanding at December 31, 2008 - 47,074,674	49,058	47,075
Additional paid-in capital	70,265,015	69,365,857
Accumulated comprehensive income	62,096	61,450
Deficit accumulated	(80,546,119)	(78,369,323)
Total stockholders' equity (deficit)	(10,169,950)	(8,894,941)
Total liabilities and stockholders' equity (deficit)	$ 1,033,857	$ 994,948

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31
	2009	2008

Net revenues	$ 49,840	$ 39,594

Cost of sales	69,608	9,201

Gross profit (loss)	(19,768)	30,393

Selling, general and administrative expense	1,256,543	1,559,904

Operating loss	(1,276,311)	(1,529,511)

Other income (expense)
Interest income	3	46
Interest expense	(900,488)	(580,463)
Total other income (expense)	(900,485)	(580,417)

Net loss	$ (2,176,796)	$ (2,109,928)

Net loss per common share:
Basic and diluted	$ (0.05)	$ (0.05)

Weighted average number of common shares used in computing basic and diluted net loss per share
	47,131,238	42,917,584

Other comprehensive income (loss)
Cumulative income (loss) – beginning of period	$ 61,450	$ 64,827
Cumulative translation adjustments	646	(71)
Cumulative income (loss) – beginning of period	$ 62,096	$ 64,756

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,176,796)	$ (2,109,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,456	33,443
Stock-based compensation expense	174,154	320,941
Amortization of bridge notes and debentures discounts	5,671	505,965
Revaluation of derivative instrument expense (income)	732,712	(78,825)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	22,873	(17)
Decrease (increase) in other current assets	-	(633)
Decrease (increase) in prepaid expenses	29,406	84,790
Increase (decrease) in accounts payable	103,043	199,476
Increase (decrease) in accrued expenses	468,254	104,993
Increase (decrease) in deferred revenue	(10,323)	(11,668)
Net cash flows used in operating activities	(620,550)	(951,463)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(3,540)
Investment in patents	(1,263)	3,300
Net cash flows used in investing activities	(1,263)	(240)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	738,516	850,000
Proceeds from exercise of employee stock options	-	15,000
Net cash flows provided by financing activities	738,516	865,000

Effect of exchange rate changes on cash and cash equivalents	3,580	(42)

Net increase (decrease) in cash and cash equivalents	120,283	(86,745)
Cash and cash equivalents at beginning of the year	80,777	101,136

Cash and cash equivalents at end of the year	$ 201,060	$ 14,391

Supplemental disclosure of cash flow information:
Remeasurement of common stock subject to repurchase	$ (27,200)	$ 30,222
Interest paid during the period	450	1,609
Conversion of convertible debenture to common stock	10,000	-

See notes to condensed consolidated financial statements.

 Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

(2)

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by Guardian pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated financial statements do not include complete footnotes and financial statement presentations.  As a result, these unaudited condensed consolidated financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008, included in our 2008 Annual Report on Form 10-K. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for those periods presented. The preparation of financial statements in conformity with United States (U.S.) generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities.  Actual results could differ from those estimates and assumptions.  Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.  The Company maintains a web site at www.guardiantechintl.com, which makes available free of charge our recent annual report and other filings with the SEC.

These unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. Our independent registered public accounting firm’s reports on the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2008, as well as our predecessor independent registered public accounting firm’s reports on the consolidated financial statements for the years ended December 31, 2007 and 2006, contain an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

Summary of Significant Accounting Policies

As disclosed in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2008, the discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles.  The preparation of these financial statements requires the

Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex and, consequently, actual results could differ from those estimates and assumptions.  Since December 31, 2008, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

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

Geographic and Segment Information

The Company has two groups of products and services - Security (PinPoint™) and Healthcare (Signature Mapping™ Medical Computer Aided Detection (“Medical CAD”)), and operates in two geographic markets. The Company has determined that as of the balance sheet date, it operates as a single operating unit since the two products make up a slight revenue stream to the Company.  Revenue during the first quarter ended March 31, 2009, of $49,840 was from our security product and for the same period ended March 31, 2008 was from our FlowPoint Radiology Information System (“RIS”) and Picture Archiving & Communication System (“PACS”) products.

The Company increased efforts and focus in developing the PinPoint™ and Signature Mapping™ imaging technologies, and discontinued active marketing of the FlowPoint™ product.  Accordingly, we entered into two licensing arrangements during 2008 for a perpetual, nonexclusive and nontransferable license to use, modify, create derivative works from, market and sublicense our FlowPoint™ RIS and PACS solutions. In January 2009, the Company’s existing small customer base in England was assigned to Richard Mace Solutions Ltd for the purpose of continuous service to these customers. Royalties generated from these licensing agreements is not anticipated to be a significant portion of our revenue.

The Company operates in North and South America, and Europe.  In general, revenues are attributed to the country in which the contract originates.

Geographic and Segment Information	Three Months Ended March 31
	2009	2008
Revenues:
The Americas:
Software licenses	$ -	$ -
Research Funding	49,840	-
Maintenance and support fees	0	17,306
Total North and South America	49,840	17,306

United Kingdom:
Software licenses	-	-
Research Funding	-	-
Maintenance and support fees	-	22,288
Total United Kingdom	-	22,288
Total Net Revenue	$ 49,840	$ 39,594

Long-lived assets, net:
North America	$ 724,496	$ 784,632
United Kingdom	7,000	13,214
Total	$ 731,496	$ 797,846

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

In accordance with SFAS 123R, the Company recognized stock option compensation expense for employees and non-employee members of the Board of Directors of approximately $171,644 for the three-month period ended March 31, 2009 and $309,251 for the same period in 2008, and stock-based compensation expense for consultants of approximately $2,510 for the three-month period ended March 31, 2009 and $11,690 for the same period in 2008.  All options granted in the three-month period ended March 31, 2009 were at fair value, and the related compensation expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures.  The Company’s estimated forfeiture rates are based on its historical experience within separate groups of employees.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes Merton option pricing model (Black-Scholes model) with the following assumptions:

	2009	2008
Risk-free interest rate (1)	1.3%	3.0%
Volatility (2)	122.6%	102.5%
Dividend yield (3)	0.0%	0.0%
Expected term (years to exercise) (4)	6.5	6.5

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

The following is a summary of the Company’s stock-based compensation for the three-month period ended March 31, 2009 issued to employees, non-employee members of the Board of Directors and consultants.

Fiscal Year and Activity	Price	Number of Options
Outstanding at December 31, 2008	$ 1.03	11,128,221

2009 activity (none to-date)
Granted at fair value		-
Exercised		-
Forfeited		-
Outstanding at March 31, 2009		11,128,221

Exercisable at March 31, 2009		9,467,741

At March 31, 2009, the number of shares of common stock reserved for future issuance of stock options was 17,203,779.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. For financial statement purposes, depreciation is provided on the straight-line method over the estimated useful life of the asset ranging from 3 to 5 years.

	(Unaudited)
Asset (Useful Life)	March 31, 2009	December 31, 2008

Computer equipment (3 years)	$ 316,303	$ 317,883
Software (3 years)	84,224	84,224
Furniture and fixtures (5 years)	488,239	488,239
Equipment (5 years)	34,265	34,265
	923,031	924,611
Less accumulated depreciation	526,990	502,964
	$ 396,041	$ 421,647

Depreciation expense for property and equipment was $25,546 and $29,144 in the three months ended March 31, 2009 and 2008, respectively, and is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Goodwill and Other Intangible Assets

Impairment of Excess Purchase Price over Net Assets Acquired (Goodwill and Other Long-Term Assets) – The Company determines impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142.  Statement 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 144").  The Company’s assessment for impairment of assets involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, and considers year-end the date for its annual impairment testing, unless information during the year becomes available that requires an earlier evaluation of impairment testing.  Based on a net realizable value analysis for the period ended June 30, 2007, goodwill and the acquired software (FlowPoint) from the acquisition of Wise Systems Ltd. was determined to be fully impaired.  Therefore, the balance of goodwill at March 31, 2009 and December 31, 2008 was $0, respectively.

Intangible Assets – Intangible assets consist of acquired software technology and patents.  Under Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” acquired software technology is considered to have a finite life.  Management has estimated the useful life to be 5 years and amortized such costs on a straight-line basis over this period.  Patent acquisition costs pertaining to PinPoint and Medical Computer Aided Detection (“Medical CAD”) (products not acquired through acquisition) have been capitalized, and are being amortized on a straight-line basis over the expected 20-year legal life of the patents.  The Company evaluates the periods of amortization continually to determine whether later events or circumstances require revised estimates of useful lives. In addition, SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” requires the Company to consider whether or not the software technology is impaired on a quarterly basis, using a net realizable value analysis based on projected discounted cash flows. The Company prepared this analysis as of March 31, 2009 and concluded that the intangible assets are not impaired.

Three Months Ended March 31, 2009
	Beginning Period Cost	Additions	Reductions	Net Book Value
Intangibles with finite lives:
Software technology	$ -	$ -	$ -	$ -
Patent acquisition costs	339,100	1,263	4,908	335,455
	$ 339,100	$ 1,263	$ 4,908	$ 335,455

The Company’s intangible software technology was fully amortized as of December 31, 2008. Therefore, there was no amortization costs associated with software technology during the three-month period ended March 31, 2009.  We anticipate incurring additional patent acquisition costs during the year ending December 31, 2009 (Fiscal 2009).  Amortization expense for the three-month period ended March 31, 2009 was $4,908.  The Company’s estimated amortization expense for intangible assets is $14,724 for the remainder of Fiscal 2009, $19,632 for 2010, $19,632 for  2011, $19,632 for 2012,  and $261,835 for 2013 and thereafter.

Recently Issued Accounting Pronouncements

In June 2008, the Emerging Issues Task Force issued EITF 08-04, “Transition Guidance for Conforming Changes to EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 08-04”). EITF 08-04 is effective for years ending after December 15, 2008. The overall objective of EITF 08-04 is to conform to the requirements of EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and FASB 150, “Accounting fro Certain Financial Instruments with Characteristics of both Liabilities and Equity” with EITF 98-5 to provide for consistency in application of the standard. The Company has computed and recorded a beneficial conversion feature in connection with certain of its prior financing arrangements and does not believe that EITF 08-04 has a material effect on that accounting.

In June 2008, the Emerging Issues Task Force issued EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”), which supersedes the definition in EITF 06-01, “Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment necessary for an End-Customer to Receive Service from a Service Provider” for periods beginning after December 15, 2008. The objective of EITF 07-05 is to provide guidance for determining whether an equity-linked financial instrument (or Embedded Feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in FASB 133, “Accounting for Derivative Instruments and Hedging Activities,” for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of SFAS 133 (“the paragraph 11(a) Exception”). EITF 07-05 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument is within the scope of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company has determined EITF 07-05 does not have a material impact on its consolidated financial position, results of operations and cash flows.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FASB Staff Position (“FSP”) APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal periods; early adoption is not permitted. The Company does not believe that the provisions of FSP APB 14-1 have a material impact on the consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company was required to adopt FSP 142-3 on October 1, 2008. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe that FSP 142-3 has materially impacted its consolidated financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” however, it retains the fundamental requirements of the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each transaction.  SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Among other requirements, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree at their acquisition-date fair values and, with limited exceptions, acquisition-related costs generally will be expensed as incurred. SFAS No. 141(R) requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (that is, beginning in the Company’s fiscal 2009). An entity may not apply it before that date. Currently, SFAS 141(R) is not expected to have a material impact on the Company’s financial condition or results of operations. However, if the Company engages in business combination after January 1, 2009, SFAS 141(R) could have a material impact on accounting for the transaction.

In March 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.” SFAS No. 161 was issued since the use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe SFAS No. 161 has a material impact on its consolidated financial statements and disclosures for the fiscal and interim periods beginning January 1, 2009.

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

(3)

Financial Condition, Going Concern Uncertainties and Events of Default

During the three-month period ended March 31, 2009, the Company’s revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying condensed consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. As discussed below, we are in default under the terms of our outstanding Series A Debentures which became due on November 7, 2008.  We received a notice of default from three holders of the debentures.  Also, we have outstanding trade and accrued payables of $4,584,020 including accrued salaries due to our employees and management of $2,571,585. The Company received $738,516 (net of commissions and expenses paid to the placement agent in the amount of $64,485) from the issuance and sale of common stock and warrants in a private placement.

Our independent registered public accounting firm’s reports on the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2008, as well as our predecessor independent registered public accounting firm’s reports on the consolidated financial statements for the years ended December 31, 2007 and 2006, contain an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

As of March 31, 2009, we had a cash balance of $201,060. Subsequently and through April 24, 2009, we received approximately $83,260 (net of commissions and expenses to the placement agent in the amount of $7,240) from the issuance and sale of common stock and warrants in a private placement.  Management believes these funds to be insufficient to fund our operations, absent any cash flow from operations or funds from a “best efforts” private placement we are conducting through a placement agent.  We are currently spending or incurring expenses of approximately $445,000 per month on operations and the continued research and development of our 3i technologies and products.  Management believes that we will require approximately an additional $5,340,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. This assumes that holders of our outstanding debentures convert such debentures into shares of our common stock of which there can be no assurance.  In the event the debenture holders do not convert such debentures or require payment of the interest and principal due November 7, 2008 (the maturity date of the debentures), partially convert such debentures, or effect the buy-in provision related to the warrants and the debentures, we may be required to raise additional financing.  The amount due to our debenture holders for interest and principal as of March 31, 2009, was approximately $3,757,831 (of which $3,218,205 represents principal and $539,626 in accrued interest), exclusive of potential default amounts disclosed below. Also, our Chief Executive Officer’s net outstanding noninterest-bearing loans were $226,000 at March 31, 2009.

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

Our outstanding convertible debentures in the principal amount of $3,218,205 became due on November 7, 2008.  We have received a notice from three holders of our debentures advising us that the debentures were due November 7, 2008, including payment of all accrued and unpaid interest, and that failure to pay the debentures in full, including certain late fees, constitutes an event of default under the debentures and that failure to remit payment of the debentures and all late fees may result in enforcement of their rights and remedies under the debentures and applicable law. As of the date of this report, except as noted below, the holders have not sought to enforce their rights under the debentures.  We are seeking to re-negotiate the terms of the debentures, including the repurchase of the debentures and/or seeking to extend their maturity date.  In such event, and as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. In addition, we did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008, October 1, 2008, January 1, 2009 and April 1, 2009, which may be deemed to be events of default under the debentures.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after we become aware of such default, will be deemed an event of default. The Company is required to maintain the registration of the shares underlying the debentures and Series D Warrants as required under the terms of our agreements with the holders of the debentures which may be deemed an event of default under the Debentures. On August 15, 2008, after the Company received waivers of registration from 93% of the outstanding debentures for the shares underlying the debentures, the SEC granted our request to withdraw the April 28, 2008 Form S-1 Registration from registration under the Securities Act.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  As of the date of this filing, three debenture holders have sent notices of default under such debenture, and we may be considered in default by other debenture holders. In anticipation of such election by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $722,299 as of December 31, 2008. As of March 31, 2009, the default amount was remeasured at $751,566, which is reflected in the carrying value of the debentures.  This default amount was recognized as interest expense in Fiscal 2007 of approximately $645,641, and an additional $76,658 during Fiscal 2008, and $29,267 during the three-month period ended March 31, 2009.

During fiscal 2009, our total stockholders’ deficit increased by $1,275,009 to $10,169,950, and our condensed consolidated net loss was $2,176,796. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, the Company’s deepening insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

In view of the foregoing, the Company is continuing to seek to raise additional financing through one or more debt or equity offerings, bank borrowings, or grant funding.  During the period commencing October 27, 2008 through April 24, 2009, the Company conducted a private placement of its units of securities (the “2008 Private Placement”) exclusively to accredited investors, each unit consisting of 48,780 shares of common stock and 97,560 Class L Common Stock Purchase Warrants. At a series of closings held during the placement period, the Company sold an aggregate of 55.9 units of securities, issued an aggregate of 2,728,265 shares of common stock and 5,456,531 Class L Warrants for gross proceeds of $1,118,500 (or $1,010,776, net of commission and other expenses of $107,724). In connection with the sale of the units, the placement agent received a commission of 8% of the gross proceeds of the placement, or total sales commissions of approximately $89,480 and an expense reimbursement of approximately $18,244. The Class L Warrants are exercisable at a price of $0.41 per share; contain a cashless exercise provision, a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance. The placement agent for the offering acted on a best efforts basis pursuant to the terms of a placement agreement with the Company. Also, the Company committed to issue to the placement agent a number of placement agent’s warrants equal to 10% of the number of shares sold in the offering (but excluding the shares underlying the warrants issued to investors), or placement agent’s warrants to purchase an aggregate of 272,826 shares of common stock (subject to adjustment), each warrant exercisable at a price of $0.45 per share for a period of five years from the date of issuance. During the period of January 1, 2009 through April 24, 2009, and included above, the Company sold an aggregate of 44.7 units of securities, each unit consisting of 48,780 shares of common stock and 97,560 Class L Warrants. Accordingly, the Company issued an aggregate of 2,179,490 shares of common stock and 4,358,981 Class L Warrants for gross proceeds of $893,501 (or $821,248, net of commission and other expenses of $72,253). The Company is in discussions with certain accredited investors and an investment bank regarding additional financings. Additionally, we are seeking research grant funding from sources in connection with the development of our Medical CAD products.

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

During the three months ended March 31, 2009, the temporary equity account was increased and the permanent equity account decreased by $27,200, for the change in the estimated redemption value of the outstanding shares currently held by the shareholders of Difference Engines Corporation. Since the acquisition of the intellectual property and through March 31, 2009, the cumulative effect on the temporary equity account for the change in the estimated redemption value of the outstanding shares held by the shareholders of Difference Engines Corporation is a reduction of $1,329,575, and due to the sale of Guardian stock previously held by the shareholders of Difference Engines Corporation is a reduction of $633,053.  Therefore, the balance of the temporary equity account for the purchase of the intellectual property owned by Difference Engines as of the condensed consolidated balance sheet date is $81,600.

(5)

Stockholders’ Equity

Common Stock Issued and Related Common Stock Warrants

On February 12, 2009, in accordance with the terms of the Company’s outstanding Series A Debentures, a debenture holder converted approximately $10,000 in principal amount of its debenture into an aggregate of 24,455 shares of common stock.  Common stock was increased by $24 for the par value of the shares and paid-in capital was increased by approximately $9,976.

During first quarter of 2009, pursuant to its 2008 Private Placement, the Company sold to accredited investors an aggregate of 1,958,517 shares of common stock and 3,917,034 Class L Warrants for gross proceeds of approximately $803,001. The warrants are exercisable at a price of $0.41 per share; contain a cashless exercise provision, a conditional call provision if the market price of each share exceeds $3.00, and certain anti-dilution and other customary provisions. The warrants expire in the first quarter of 2014. Common stock was increased by $1,959 for the par value of the shares and $736,557 to paid-in capital (net of $64,485 of financing fees that were incurred in the private placement). The Company committed to issue to the placement agent as part of its compensation for the placement a number of placement agent’s warrants equal to 10% of the number of shares sold in the offering (but excluding the shares underlying the warrants issued to investors), or placement agent warrants to purchase an aggregate of 195,852 shares of common stock (subject to adjustment), each placement agent’s warrant exercisable at a price of $0.45 per share for a period of five years from the date of issuance.

Other Common Stock Warrants Issued

On February 12, 2009, the Company issued to an investor warrants to purchase 18,293 shares of our common stock at an exercise price of $0.41 per share as an inducement for a short-term loan.  The initial fair value of the warrants on the date of issuance was $5,671.

The Company has issued warrants as compensation to its bridge note holders, placement agents and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.  The table below shows by category, the warrants issued and outstanding at March 31, 2009.

Common Stock Purchase Warrants	(Unaudited) Number of Warrants Outstanding and Exercisable	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Placement agent	15,260	November 24, 2003	$ 1.95	December 31, 2010
	234,817	May 14, 2004	$ 1.92	May 13, 2009
	239,745	May 14, 2004	$ 1.95	December 31, 2010
	48,000	April 15, 2005	$ 3.00	August 15, 2010
	92,500	July 13, 2005	$ 2.60	July 12, 2010
	311,760	November 8, 2006 (1)	$ 0.41	November 8, 2011
	311,760	April 12, 2007 (1)	$ 0.41	April 12, 2012
	47,564	July 10, 2007	$ 1.17	July 9, 2012
1,301,406

Bridge noteholders	142,652	December 19, 2003	$ 0.75	December 31, 2009
	53,334	April 28, 2004	$ 0.75	December 31, 2009
	200,000	August 7, 2006	$ 0.50	May 29, 2010
	600,000	August 14, 2006	$ 1.60	December 31, 2009
	1,794,455	November 8, 2006 (1)	$ 0.41	November 8, 2011
	1,794,456	April 12, 2007 (1)	$ 0.41	April 12, 2012

	243,666	April 20, 2007	$ 1.60	April 19, 2009
	10,000	December 12, 2007	$ 0.70	December 12, 2012
	18,293	February 12, 2009	$ 0.41	February 12, 2014
4,856,856

Private placement investors	10,000	July 13, 2005	$ 2.00	December 31, 2010
	8,000	May 17, 2007	$ 0.75	December 31, 2009
	864,798	July 10, 2007	$ 1.17	July 9, 2012
	1,312,500	August 6, 2007	$ 0.80	August 5, 2010
	1,312,500	August 6, 2007	$ 1.75	August 5, 2012
	214,285	December 26, 2007	$ 0.70	December 26, 2012
	1,500,000	February 5, 2008	$ 0.70	February 4, 2013
	214,285	March 8, 2008	$ 0.75	March 8, 2013
	2,142,850	April 4, 2008	$ 0.70	April 3, 2013
	428,570	July 15, 2008	$ 0.70	July 14, 2013
	2,714,285	July 15, 2008	$ 0.41	July 14, 2013
	366,839	September 26, 2008 (1)	$ 0.41	September 25, 2013
	489,118	October 2, 2008 (1)	$ 0.41	October 1, 2013
	146,736	October 22, 2008 (1)	$ 0.41	October 21, 2013
	414,630	November 25, 2008	$ 0.41	November 25, 2013
	1,071,428	December 2, 2008	$ 0.41	December 2, 2013
	243,900	December 4, 2008	$ 0.41	December 4, 2013
	97,560	December 12, 2008	$ 0.41	December 12, 2013
	146,340	December 15, 2008	$ 0.41	December 15, 2013
	195,120	December 26, 2008	$ 0.41	December 26, 2013
	390,240	January 5, 2009	$ 0.41	January 5, 2014
	526,824	February 12, 2009	$ 0.41	February 12, 2014
	487,800	February 18, 2009	$ 0.41	February 18, 2014
	399,996	February 20, 2009	$ 0.41	February 20, 2014
	87,804	February 26, 2009	$ 0.41	February 26, 2014
	634,140	March 2, 2009	$ 0.41	March 2, 2014
	878,040	March 10, 2009	$ 0.41	March 10, 2014
	170,730	March 16, 2009	$ 0.41	March 16, 2014
	341,460	March 26, 2009	$ 0.41	March 26, 2014
17,810,778

Consultants	750,000	May 8, 2007	$ 0.80	May 8, 2009
	60,000	February 8, 2008	$ 0.54	February 7, 2013
810,000

Total Warrants Outstanding	24,779,040

(1) Actual exercise price is $0.4089.

 (6)

Subsequent Events

The Company continues to be in default on its $3,218,205 outstanding Series A 10% Senior Convertible Debentures, which became due on November 7, 2008, and did not make timely payment of the interest due on April 1, 2009. As the Company continues to have insufficient funds to repay the debentures, three of the eight debenture holders have sent notices of default under such debenture, and Guardian may be considered in default by other debenture holders. The Company is seeking to re-negotiate the terms of the debentures, including the repurchase of the debentures and/or seeking to extend their maturity date. As a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. There can be no assurances that the Company will be successful in its efforts in renegotiating the terms of the debentures, or receive additional financing, any bank borrowing, and grant funding to repay the debentures.

From April 1 through April 24, 2009, pursuant to its 2008 Private Placement, the Company sold to accredited investors an aggregate of 4.5 units of securities to accredited investors and issued an aggregate of 220,973 shares of common stock and 441,947 Class L Warrants for gross proceeds of approximately $90,500 (or $83,260, net of commissions and expenses of $7,240). The warrants are exercisable at a price of $0.41 per share; contain a cashless exercise provision, a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire in April 2014.  The Company committed to issue to the placement agent as part of its compensation for the placement a number of placement agent’s warrants equal to 10% of the number of shares sold in the offering (but excluding the shares underlying the warrants issued to investors), or placement agent warrants to purchase an aggregate of 22,097 shares of common stock (subject to adjustment), each placement agent’s warrant exercisable at a price of $0.45 per share for a period of five years from the date of issuance.

(7)

Fair Value Measurement

The Company determines the fair value of its derivatives that are classified as liabilities, on a recurring basis using significant unobservable inputs.  The fair value measurement of these liabilities is consistent with Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" ("SFAS No. 157").  As outlined above in “Recently Adopted Accounting Pronouncements,” the Company adopted SFAS No. 157 effective January 1, 2008.  The adoption of SFAS No. 157 did not have an impact on the consolidated financial position or results of operations; however, the required disclosure for the three-month period ended March 31, 2009 is as follows:

(Unaudited)	Convertible Notes and Debentures, Net of Discount (1)	Embedded Conversion Feature of Debentures (2)	Total

Liabilities Measured at Fair Value
Beginning balance as of December 31, 2008	$ 3,950,504	$ 1,578,970	$ 5,529,474
Revaluation (gain)/loss in interest expense	29,267	708,336	737,603
Conversions	(10,000)	(4,891)	(14,891)
Ending balance as of March 31, 2009	$ 3,969,771	$ 2,282,415	$ 6,252,186

Total (gain)/loss from revaluation of derivatives included in earnings for the period and reported as an adjustment to interest	$ 29,267	$ 708,336	$ 737,603

(1) The balance as of March 31, 2009, includes $3,218,205 for the outstanding convertible debentures issued November 8, 2006 and April 12, 2007, and an additional amount of $751,566 for the event of default provision under the debentures, including accrued and unpaid for 2007, 2008 and 2009 of $645,641, $76,658 and $29,267, respectively.

(2) Represents the conversion feature of debentures and valuation of related warrants issued November 8, 2006 and April 12, 2007.  The valuation, through May 20, 2008, was determined using Monte-Carlo simulations performed separately for the conversion liability and warrants due to their various contractual lives, consequently, differing volatility assumptions, with the analysis used as inputs into both the Black-Scholes and Binomial option pricing models. Since May 20, 2008, the fair value of the conversion feature was determined using market quotation.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

You should read the following summary together with the more detailed information and condensed consolidated financial statements and notes thereto and schedules appearing elsewhere in this report. Throughout this report when we refer to the “Company,” “Guardian,” “we,” “our” or “us,” we mean Guardian Technologies International, Inc., and its subsidiaries.

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

Our independent registered public accounting firm’s reports on the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2008, as well as our predecessor independent registered public accounting firm’s reports on the consolidated financial statements for the years ended December 31, 2007 and 2006, contain an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

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

The Company continues to be in default on $3,218,205 in outstanding principal amount of its convertible debentures, which became due on November 7, 2008. As the Company continues to have insufficient funds to repay the debentures, three of the eight debenture holders have sent notices of default under such debenture, and Guardian may be considered in default by other debenture holders. The Company is seeking to re-negotiate the terms of the debentures, including the repurchase of the debentures and/or seeking to extend their maturity date. As a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. There can be no assurances that the Company will be successful in its efforts in renegotiating the terms of the debentures, or receive additional financing, any bank borrowing, and grant funding to repay the debentures.

During first quarter of 2009, pursuant to its 2008 Private Placement, the Company sold to accredited investors an aggregate of 1,958,517 shares of common stock and 3,917,034 Class L Warrants for gross proceeds of approximately $803,001. The warrants are exercisable at a price of $0.41 per share; contain a cashless exercise provision, a conditional call provision if the market price of each share exceeds $3.00, and certain anti-dilution and other customary provisions. The warrants expire in the first quarter of 2014. Common stock was increased by $1,959 for the par value of the shares and $736,557 to paid-in capital (net of $64,485 of financing fees that were incurred in the private placement). The Company committed to issue to the placement agent as part of its compensation for the placement a number of placement agent’s warrants equal to 10% of the number of shares sold in the offering (but excluding the shares underlying the warrants issued to investors), or placement agent warrants to purchase an aggregate of 195,852 shares of common stock (subject to adjustment), each placement agent’s warrant exercisable at a price of $0.45 per share for a period of five years from the date of issuance.

During February 2009, certain debenture holders of the Company’s outstanding Series A Debentures converted approximately $10,000 in principal amount of such debentures into an aggregate of 24,455 shares of common stock. The conversion price was $0.4089 per share.

On February 4, 2009, the Company signed a Master Development Agreement Aurum Innova (Pty), Ltd., a company related to the Aurum Institute for Health Research, and installed in February 2009 an alpha product of Signature Mapping™ tuberculosis (“TBDx”) software in a “retrofit configuration” for an evaluation by the National Health Laboratories (“NHLS”) in South Africa. This agreement extends the Company’s contractual relationship with Aurum that was first established with the signing of a Memorandum of Understanding on July 25, 2008.  The new agreement provides for the joint development of products and services aimed at the screening, early detection and staging of diseases including TB, silicosis, and malaria.  Each product will be the subject of a separate project specifications and the MDA included project specifications for our joint development of an automated TB sputum detection product.  Aurum has agreed to clinically evaluate the products, and the parties agreed to jointly market and sell, initially in South Africa but eventually in sub-Saharan Africa, the jointly developed products, including our Signature Mapping™ TBDx™ product, through third parties and/or through Aurum.  The Company agreed to pay Aurum a royalty on a product by products basis, based on the net revenue received by us through our distributors, and to be delineated by the parties.  Also, the Company agreed to pay Aurum a commission with regard to sales of the products by Aurum.  Further, Aurum has agreed to use every reasonable effort to raise funding to complete the development of a product following completion of the initial proof of concept.  Any intellectual property jointly developed by us and Aurum will be jointly owned.  The agreement may be terminated on one year’s prior written notice by either party, automatically terminates upon completion of project specifications and if no products are being marketed under the agreement, or for cause.  The agreement also contains certain confidentiality and indemnification provisions.

The Company was granted by the United States Patent & Trademark Office (“USPTO”) two patents related to our underlying 3i technology.  The patents are for the “System and Method for Identifying Objects of Interest in Image Data.”  The patent covering our healthcare products was granted on February 17, 2009, Patent No. US 7,492,937, and the patents covering our security product was granted on February 27, 2009, Patent No. US 7,496,218.  As of the date of this report, we have 14 pending patents applications (U.S. and foreign) further covering the implementation of our core 3i technology.  We are awaiting official responses for these remaining patent applications.  We cannot provide assurance that any or all of the remaining patent applications will issue to patents or that they will not be challenged, or that rights granted to us would actually provide us with an advantage over our competitors. Prior art searches have been conducted and, based on the results of these searches, we believe that we do not infringe any third party patents identified in the searches.

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

A major joint initiative between the Department of Homeland Security (DHS) and the National Electrical Manufacturers Association (NEMA) is expected to open a path to both increase the interoperability of security equipment as well as providing a mechanism to use third party threat detection software as part of the screening solution.  This enabling initiative is the Digital Imaging and Communications in Security (DICOS) standard, similar to the Digital Imaging and Communications in Medicine (DICOM) standard.  With a defined standard for the output of each screening device, complimentary automated threat detection software can be appended to any x-ray equipment.  The schedule for publication of this standard is being driven by the expected purchase by DHS/TSA of new security screening equipment for over 400 US airports.  Guardian personnel are participating in, and co chair of, one of the three NEMA working groups drafting the DICOS standards.

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

Also, we have submitted proposals to provide PinPoint™ for private facility security locations within the U.S. that are designated “high threat targets.” These opportunities would permit Guardian to have deployed sites in a public facility as well as other advantages.  We will continue to pursue opportunities for the deployment of our PinPoint™ product.

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

Signature Mapping™ appears to provide advantages for providing the knowledge for automatic detection.  The development of a “tissue characterization” and detection model employs the use of supervised machine learning and contextual image analysis to analyze and classify the features associated with the newly created “signatures.”  The fusion of these three technologies is known as Guardian’s Intelligent Imaging Informatics 3i™. Unlike other pattern recognition methodologies, the 3i™ solution can reveal and differentiate inherent structures for all materials in an image regardless of the imaging modality used to create the image; location within the image: shape or texture, and object orientation even if obscured by its relationship to other materials.

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

Our research to-date includes five programs and studies conducted under the direction of the Image Processing and Informatics Laboratory at the University of Southern California (USC) using clinical data and images provided by: the Image Processing and Informatics Laboratory at USC, Howard University, and the South Florida Clinical Mammography Data Base.  In addition, our research includes a program and study for the detection of TB in stained sputum slides through a photo microscopy system at the National Health Laboratories of South Africa.

We expect to compete with existing CAD manufactures such as iCAD, Hologic, Medipatten, Confirma, Siemens, or Carestream Health and manufacturers of dipstick or biomarker manufacturers, including SPAN Diagnostics Ltd., India,  Yayasan Hati Sehat (YHS), Indonesia and Wiener Laboratorios, Argentina.  We may also partner with one or more of these existing CAD manufacturers, or an emerging company with new technology for the CAD arena.  Once our products are commercially viable, we anticipate marketing and selling our products through original equipment manufacturers (“OEM”), or system integrators.

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

Recent Developments - Signature Mapping™

We continue the development of our automated TB sputum detection product, TBDx™ in collaboration with the Aurum Institute for Health Research (“Aurum”), in South Africa.  On October 17, 2008, we completed the development of a functional prototype of the automated TB software.  The prototype demonstrated our ability to collect sputum slide images, present those images within a viewer system, analyze in real time the images captured, and to automatically detect and quantify tuberculosis bacteria at relatively high rates of accuracy and low false positives. In February 2009, we installed an alpha prototype Signature Mapping™ TBDx™ software in a “retrofit configuration” for evaluation by the National Health Laboratories (HLS) in South Africa.  The configuration included an Olympus florescent microscope, a 1.2 megapixel camera and a HP desktop computer configured to

Guardian’s hardware specifications.  The evaluation included the data collection and evaluation to determine optimal performance configuration and possible impacts to different microscope and digital camera specifications and sputum slide quality.  A number of workflow considerations were evaluated to optimize detection and workflow integration for a particular laboratory setting.  The technical team was trained to detect and evaluate auramine stained tuberculosis specimens on various sputum slide levels of quality.  We identified additional business revenue opportunities and extended applications for Signature Mapping™ in the tuberculosis program.  These include: training, slide quality management, overall quality management and tuberculosis vs. bacterium species analysis in culturing, using Zeal-Nielsen staining process.  Additionally, our technical team collected a significant quantity of clinical data, customer insight and feedback from key HLS personnel on the optimal workflow for both the retrofit and “black box” requirements.  The TBDx™ application wrapper was stress-tested in a clinical application oriented environment.

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

Results of Operations

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

The following analysis reflects the condensed consolidated results of operations of Guardian Technologies International, Inc. and its subsidiaries.

Net Revenues.  Net revenues increased by $10,246, or 25.9%, to $49,840.  Two factors impacted the increase in net revenue, they are: (i) a funded research and development contract with the U.S. Department of Homeland Security of $49,840 during the first quarter of 2009 for the PinPoint™ product; and (ii) a $39,594 decrease in maintenance revenue for the same period with $22,288 taking place in the United Kingdom (UK) where customers are moving to the UK’s National Health System preferred RIS systems, and a decrease of $17,306 in the United States (U.S.) with the maintenance fees for a U.S. customer of our FlowPoint™ product. The Company increased efforts and focus in developing the PinPoint™ and Signature Mapping™ imaging technologies, and has discontinued active marketing of the FlowPoint™ product.

Cost of Sales.  Cost of sales for the quarter ended March 31, 2009 was $69,608 (139.7% of net revenue), compared to $9,201 (23.2% of net revenue) during the same period in 2008, an increase of $60,407, or 589.5% of the increase in net revenue.  Labor costs for the quarter ended March 31, 2009 of $69,608, as compared to $2,538 for the same period in 2008, increased by $67,070 (2642.6%), and represents the costs associated with the funded research and development fixed price contract with the U.S. Department of Homeland Security for the further development of our explosives detection technology. There were no other costs for the quarter ended March 31, 2009, as compared to $6,663 for the same period in 2008, a decrease of $6,663 (100%), which represents a decrease in material and travel costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the quarter ended March 31, 2009, decreased $303,361 (19.4%) to $1,256,543 for 2009 as compared to $1,559,904 for the same period in fiscal 2008.  The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the three-month period ended March 31.

	Three Months Ended March 31
	2009	2008	$ Change	% Change

Payroll and related costs	$ 583,066	$ 539,147	$ 43,919	8.1
Professional fees	189,571	262,437	(72,866)	(27.8)
Research and development costs	111,966	193,260	(81,294)	(42.1)
Insurance costs	28,705	45,312	(16,607)	(36.7)
Rent - building and equipment	73,332	70,306	3,026	4.3
Travel and related	17,466	53,436	(35,970)	(67.3)
Miscellaneous expenses	47,829	41,624	6,205	14.9
Depreciation and amortization	30,454	33,441	(2,987)	(8.9)
Stock-based compensation	174,154	320,941	(146,787)	(45.7)
Total	$ 1,256,543	$ 1,559,904	$ (303,361)	(19.4)

Payroll (salary, commissions and benefits) and related costs, which includes salaries, commissions, taxes and benefits, increased $43,919 (8.1%) due to more labor costs being charged to selling, general and administrative expense as opposed to research and development.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees.  Professional fees decreased for the three months ended March 31, 2009 versus the same period last year by $72,866, (27.8%) due to: (i) a decrease in accounting fees of $52,950 reflecting a lower pricing model for 2009, and costs associated with an SEC registration statement in the first quarter of 2008 and not in 2009; (ii) a decrease of $20,000 for investor relations and other consulting activities not incurred during 2009; and (iii) an increase of $84 for legal and general consultants.

Research and development costs decreased for the three months ended March 31, 2009, compared to the same period last year by $81,294 (42.1%). Signature Mapping Medical Computer Aided Detection project costs decreased in the first quarter of 2009 by $63,420 (1402.7%) for total costs for 2009 and 2008 of $67,941 and $4,521, respectively. Research and development costs for our security PinPoint project were $44,025 for the three months ended March 31, 2009 compared to $188,739 for the same period last year, for a decrease of $144,714 or (76.7%).

Insurance costs in the three months ended March 31, 2009, were $28,705 compared to $45,312 in the same period in 2008, a decrease of $16,607 (36.7%).  The decrease is attributed to reductions in premium and coverage effective commencing during the quarter ended October 31, 2008.

Rent increased by $3,026 (4.3%) to $73,332 in the three months ended March 31, 2009, as compared to $70,306 for the same period in 2008, due to an increase in the operating expense charges for our leased office space.

Travel and entertainment expense for the three months ended March 31, 2009 of $17,466 compares to the same period for 2008 of $53,436, or a decrease of $35,970 (67.3%).  During the first quarter of 2009, the Company had decreased travel costs associated with business development activities.

Miscellaneous expense increased by $6,205 (14.9%) to $47,829 for the three months ended March 31, 2009, as compared to $41,624 for the same period in 2008.  The net increase is related to an increased cost of $7,000 for maintenance, and a decrease in overall miscellaneous expenses of $795.

Depreciation and amortization expense in selling, general, and administrative for the three months ended March 31, 2009 of $30,454 compares to the same period for 2007 of $33,441, or a decrease of $2,987 (8.9%).  The reduction in depreciation expense is due to acquired assets that became fully depreciated during the second half of 2008.

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee directors, and consultants in lieu of cash compensation. During the three months ended March 31, 2009, the Company recognized an expense associated with employee stock option compensation of $171,644 and $2,510 of consulting expense. During the same period of 2008, the Company recognized stock-based compensation expense for employees of $309,251 and consultants of $11,690.  The decrease in stock-based compensation for employees and non-employee members of our Board of Directors of $137,607 (44.5%) is due to no stock options issued during the first quarter of 2009 as these options were granted in the first quarter of 2008. The decrease in stock-based compensation expense for consultants of $9,180 (78.5%) reflects decreased usage of stock-based compensation versus cash compensation for consultants.

Employee stock option expense in 2008 and 2009 represents the amortization of the Black-Scholes fair value as outlined above in accordance with the use of Statement of Financial Accounting Standards No.123(R) (SFAS 123(R)) “Stock-Based Payment,” which was effective January 1, 2006.  SFAS 123(R) requires the recognition of all share-based payments to employees or to non-

employee directors, as compensation for service on the Board of Directors, as compensation expense in the consolidated financial statements. The amount of compensation is measured based on the estimated fair values of such stock-based payments on their grant dates, and is amortized over the estimated service period to vesting.  Consulting expense for stock-based payments to consultants is based on the fair value of the stock-based compensation at inception and amortized over the estimated service period but, in accordance with EITF 96-18, is remeasured on each reporting date until the performance commitment is complete.

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income.  Other expense for the three months ended March 31, 2009 was $900,485 compared to $580,417 for the same period last year, for a net increase of $320,068 (55.1%).

Interest income for the three months ended March 31, 2009 of $3 is derived from interest bearing accounts.  The $43 (93.3%) decrease from the same period last year is attributed to a lower average daily cash balance in interest bearing accounts during the course of the quarter ended March 31, 2009.

Interest expense (excluding other non-operating income) for the three months ended March 31, 2009 was $900,488, compared to $580,463 for the same period last year, for an increase of $320,025 (55.1%). The components of the 2009 interest expense include; (i) $156,337 of interest for the convertible debentures outstanding during the period, (ii) $5,318 for a short-term convertible note, (iii) $450 for a short-term loan, (iv) $737,603 for the revaluation of the derivative liabilities associated with the convertible debentures outstanding, (v) $5,671 for the fair value of warrants issued for the inducement of the short-term loan, and (iv) $4,891 gain on settlement of debt for beneficial conversion feature of outstanding debentures converted during the period.  Non-cash interest expense included above was $738,382.

Net Loss and Net Loss per Share. Net loss for the three months ended March 31, 2009 was $2,176,796, compared to $2,109,928 for the same time period in 2008, for an increased net loss of approximately $66,868 (31.7%).  Net loss per share for the three months ended March 31, 2009 was $0.05 compared to $0.05 in the same period for 2008, based on the weighted average shares outstanding of 47,131,238 and 42,917,584 respectively. The increased net loss for the three months ended March 31, 2009 compared to the same period in 2008 arose from the following: (i) higher net revenue of $10,246, (ii) an increased cost of sales of $60,407, (iii) increased salary and benefit costs of $43,919 (iv) decreased stock-based compensation for employees, non-employee members of our Board of Directors and consultants of $146,787, (v) a net decrease in other operating expenses of  $200,493, and (vi) an increase in other net non-operating income and expense of $320,068 for accrued interest expense on debt and the revaluation of the derivative liabilities for the debentures.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Three Months Ended March 31
Category	2009	2008

Net cash provided (used) in operating activities	$ (620,550)	$ (951,463)
Net cash provided (used) in investing activities	(1,263)	(240)
Net cash provided by financing activities	738,516	865,000
Effect of exchange rates on cash and cash equivalents	3,580	(42)
Net increase (decrease) in cash	$ 120,283	$ (86,745)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2009 was $620,550, compared with net cash used in operating activities of $951,463 during the same period for 2008, a decrease in the use of cash for operating activities of approximately $330,913 (34.8%). The decrease in the use of cash is due to: (i) lower operating costs of $24,532 (1.8%), including but not limited to an increase in revenue of $10,246 (25.9%), an increase in cost of sales of $60,407 (656.5%), decreases in selling, general and administrative costs (other than depreciation and amortization, and stock based compensation) of $153,587 (12.7%),  and an increase in net interest income and expense (other than noncash items) of $78,894 (94.8%); and (ii)  a net decrease in components of operating assets and liabilities of $306,381 (81.3%).

Net Cash Used in Investing Activities

Net cash used in investing activities of $1,263 was for the net purchase of equipment and costs for patent applications for the three months ended March 31, 2009. This compares with net cash used for the same activities of $240 for 2008, or an increase of $1,023, or 426.3%. The net increase is comprised of an increase in patent costs of $4,563 (138.3%) and a decrease of $3,540 (100%) in equipment purchases.

Net Cash Provided by Financing Activities

Net proceeds from financing activities were $738,516 for the three months ended March 31, 2009, compared with $865,000 for the same period in 2008, or a decrease of $126,484 (14.6%). The decrease in the net cash provided by financing activities is due to (i) a reduction in proceeds from new equity financing of $111,484 (13.1%), and (ii) a reduction in the amount of employee stock options exercised of $15,000 (100%). Management may seek to raise additional capital through one or more equity or debt financings or bank borrowings. The Company conducted its 2008 Private Placement in which it raised during the first quarter ended March 31, 2009 net proceeds of approximately $738,516 from the sale of its units of securities exclusively to certain accredited investors through a placement agent in a best efforts private placement. The Company is in discussions with certain accredited investors and an investment bank regarding additional financings through the sale of our debt, equity or equity-based securities, and may seek certain bank borrowing. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company.

Net Proceeds from financing activities in the three months ended March 31, 2008 were $865,000, and comprised of $850,000 (98.3%) was from the issuance of a new financing that includes equity and warrant liability components, and $15,000 (1.7%) from the exercise of employee stock options.

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

Cash and Cash Equivalents

Our cash and cash equivalents increased for the three months ended March 31, 2009 by $120,283 to $201,060 or approximately 238.7% from the March 31, 2008 net decrease in cash and cash equivalents of $86,745. As mentioned above, this increase was the result of cash used in operating activities of $620,550, and $1,263 for the net purchase of equipment and patent costs, offset by $738,516 from financing activities, and $3,580 for the positive effect of currency exchange rates.

Our cash and cash equivalents decreased for the same period in 2008 by $86,745 to $14,391 or approximately 85.8%. As mentioned above, this decrease was the result of higher operating activities of $951,463, and $240 for the net purchase of equipment and refund of patent costs, offset by $865,000 from financing activities, and $42 for the negative effect of currency exchange rates.

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

	(Unaudited)
Category	March 31, 2009	December 31, 2008

Cash and cash equivalents	$ 201,060	$ 80,777

Current assets	280,117	211,957
Current liabilities	11,122,206	9,835,488
Working capital (deficit)	$ (10,842,089)	$ (9,623,531)

At March 31, 2009, we had a working capital deficit of $10,842,089, compared with a working capital deficit at December 31, 2008 of $9,623,531, an increase in working capital deficit of $1,218,558 (12.7%). As of March 31, 2009, the Company had cash and cash equivalents of $201,060 as compared to $80,777 on December 31, 2008. The increase in cash is the net result of our operating, investing and financing activities outlined above. Our revenue generating activities during the period, as in previous years, have not produced sufficient funds for profitable operations, and we have incurred operating losses since inception.  Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations.  In addition to raising cash through additional financing activities, we may supplement our future working capital needs through the extension of trade payables and increases in accrued expenses.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

At December 31, 2008, we had a working capital deficit of approximately $9,623,531, as the result of our limited revenue and reduced financing activities. Our revenue generating activities during the year, as in previous years, had not produced sufficient funds for profitable operations, we have incurred operating losses since inception and have assumed substantial debt in the form of extending trade payables, noninterest bearing loans from our chief executive officer, additional deferral of salaries for executive officers, employees and a consultant, issuance of short-term convertible notes, and lower deferred revenue.

 In view of the above matters, realization of certain of the assets in the accompanying balance sheets is dependent upon our continued operation, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of its future operations.

Other Liabilities (short-term convertible notes)

Under a Securities Purchase Agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock. The Company issued an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants at a first closing held on November 8, 2006 and, due to the reset conversion feature embedded in the notes and the warrant, the transaction was recognized as a liability under generally accepted accounting principles.  We also issued an aggregate of 623,520 common stock purchase warrants to the placement agent in such financing which were upon terms substantially similar to the Series D Warrants.  Due to milestone-related adjustments, the initial exercise price of $1.15634 may be reset and the maximum number of shares to be issued under the debentures was indeterminable as of December 31, 2007. The Company issued an additional $2,575,000 in principal amount of the Series A Debentures at a second closing held on April 12, 2007, following the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants. The Company allocated proceeds from the second closing to the embedded conversion features of the Series A Debentures and Series D Warrants that were recognizable as a liability under generally accepted accounting principles. One-half of the Series D Warrants became exercisable on November 8, 2006 (2,226,854 warrants), and the remaining one-half became exercisable on April 12, 2007 (2,226,855 warrants). The Series D Warrants and the placement agent’s warrants issued as compensation in the offering to Midtown Partners & Co., LLC, may be exercised via a cashless exercise if certain conditions are met. The Company considered Emerging Issues Task Force Issue 00-19 (EITF 00-19), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and concluded that there were insufficient shares to share settle the contracts. The Series D Warrants that became exercisable at the first closing will expire on November 8, 2011, and those related to the second closing will expire in April 12, 2012. On April 1, 2007, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants issued as compensation to Midtown Partners & Co., LLC, were reset to a price $0.7453 per share, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008. As of March 31, 2009, an aggregate of $1,931,795 in principal amount of the Series A Debentures have been converted into 2,585,582 shares of common stock, and an aggregate of 864,798 Series D Warrants have been exercised resulting in the issuance of 864,798 shares of common stock. Accordingly, as of March 31, 2009, holders of the Company’s Series A Debentures have converted an aggregate of $1,931,795 in principal amount of the debentures, $3,218,205 in aggregate principal amount of the debentures remain unconverted, and 3,588,911 Series D Warrants remain unexercised.

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

The outstanding convertible debentures in the principal amount of $3,218,205 became due on November 7, 2008 and outstanding accrued interest was $539,626 as of March 31, 2009. The Company received a notice from three holders of the debentures advising it that the debentures were due November 7, 2008, including payment of all accrued and unpaid interest, and that failure to pay the debentures in full, including certain late fees, constitutes an event of default under the debentures and that failure to remit payment of the debentures and all late fees may result in enforcement of their rights and remedies under the debentures and applicable law. We may be considered in default by other debenture holders.  As of the date of the filing of this Report, except as noted above, the holders of the debentures have not sought to enforce their rights under the debentures.  The Company is seeking additional financing to repay the debenture holders. Also, the Company has engaged in discussions with certain holders of the debentures in an effort to re-negotiate the terms of the debentures and extend their maturity date. As a condition to any extension, debenture holders may seek to amend or modify certain other terms of the debentures. In addition, the Company did not make timely payment of the interest due under the Series A Debentures on July 1, 2008, October 1, 2008, January 1, 2009 and April 1, 2009, which may be deemed events of default under the debentures. The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default. The Company is required to maintain the registration of the shares underlying the debentures and Series D Warrants as required under the terms of our agreements with the holders of the debentures which may be deemed an event of default under the Debentures. Effective August 15, 2008, after the Company received waivers of registration requirement from 93% of the outstanding debentures for the shares underlying the debentures, the Company withdrew from registration under the Securities Act the April 28, 2008 Form S-1 Registration Statement covering the resale of the shares underlying the debentures and warrants issued to debenture holders.  If an event of default occurs under the debentures, the debenture holders may elect to require the Company to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and the Company may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law. In anticipation of the election of default by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default amount at approximately $645,641 as of December 31, 2007, and re-measured the default amount at approximately $722,299 as of December 31, 2008. As of March 31, 2009, the default amount was re-measured at $751,566, which is reflected in the carrying value of the debentures. This default amount was recognized as interest expense in Fiscal 2007 of approximately $645,641, and an additional $76,658 during Fiscal 2008, and $29,267 during the three-month period ended March 31, 2009.

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

The Series D Warrants are exercisable at the same price as the conversion price of the debentures outlined above.  If certain milestones are not met, the conversion price of the Debentures and exercise price of the Series D Warrants may be and were re-set.  Also, the exercise price may be adjusted under anti-dilution and other price re-set provisions contained in the Series D Warrants.  One-

half of the Series D Warrants became exercisable on the date of the first closing on November 8, 2006, and the remaining one-half of the Series D Warrants became exercisable on the date of the second closing on April 12, 2007. The original conversion price was $1.1563 per share, but has been reset to $.4089 effective May 20, 2008 (the final milestone reset provision).

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

On April 28, 2008, the Company filed a new Form S-1 Registration Statement with the Securities and Exchange Commission (“SEC”), to register additional shares for resale by certain holders (“Registered Shares”) of the Series A Convertible Debentures and Series D Warrants upon conversion or exercise thereof at a lower conversion price due to the reset provisions of the agreements, and to carry forward in such registration statement certain unsold shares from our Form S-1 Registration Statement that became effective April 9, 2007 (Registration Statement), in a combined prospectus under applicable SEC Rules. On June 5, 2008, Guardian filed a Post-Effective Amendment No. 1 to the Registration Statement (“Post-Effective Amendment No. 1”) to de-register 1,157,971 shares of Common Stock issuable in lieu of interest accrued through December 22, 2006, which became effective on June 6, 2008.  On July 25, 2008, the Company filed a Post-Effective Amendment No. 2 to the Registration Statement (“Post-Effective Amendment No. 2”) to de-register an aggregate of an additional 4,208,495 of the Registered Shares. This amount includes: (i) an aggregate of 2,465,460 Registered Shares previously registered under the Registration Statement for resale by certain of the holders of the Company’s Series A 10% Senior Convertible Debentures (the “Debentures”) upon conversion thereof; and (ii) an aggregate of 1,743,035 Registered Shares previously registered under the Registration Statement that represent additional shares registered under the Registration Statement for resale by certain of the holders of the Debentures and Series D Common Stock Purchase Warrants upon conversion or exercise thereof, which was approved by the SEC on August 6, 2008. On August 15, 2008, the Company filed a Post-Effective Amendment No. 3 to the Registration Statement to de-register the remaining unsold shares under the Registration Statement, which became effective August 13, 2008. Effective August 15, 2008, and in view of the Company’s current financing requirements, the Company withdrew from registration under the Securities Act the April 28, 2008 Form S-1 Registration Statement covering the shares underlying the debentures and warrants issued to debenture holders.

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

We were prohibited from effecting a reverse or forward stock split or reclassification of our common stock except as may be required to comply with the listing standards of any national securities exchange. Moreover, for one year after April 9, 2007 (the effective date of the registration statement), we agreed to exchange the securities issued in the offering for securities issued in a subsequent offering, except for shares issued in an exempt issuance or an underwritten public offering. No such exchanges have occurred through the date of this filing.

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

Financial Condition, Going Concern Uncertainties and Events of Default

During the three-month period ended March 31, 2009, the Company’s revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn, is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. As discussed below, we are in default under the terms of our outstanding Series A Debentures which became due on November 7, 2008.  We received a notice of default from three holders of the debentures. Also, we have outstanding trade and accrued payables of $4,584,020 including accrued salaries due to our employees and management of $2,571,585. The Company received $738,516 (net of commissions and expenses paid to the placement agent in the amount of $64,485) from the issuance and sale of common stock and warrants in a private placement.

Our independent registered public accounting firm’s reports on the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2008, as well as our predecessor independent registered public accounting firm’s reports on the consolidated financial statements for the years ended December 31, 2007 and 2006, contain an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

As of March 31, 2009, we had a cash balance of $201,060. Subsequently and through April 24, 2009, we received approximately $83,260 (net of commissions and expenses to the placement agent in the amount of $7,240) from the issuance and sale of common stock and warrants in a private placement. Management believes these funds to be insufficient to fund our operations, absent any cash flow from operations or funds from a “best efforts” private placement we are conducting through a placement agent.  We are currently spending or incurring expenses of approximately $445,000 per month on operations and the continued research and development of our 3i technologies and products.  Management believes that we will require approximately an additional $5,340,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. This assumes that holders of our outstanding debentures convert such debentures into shares of our common stock of which there can be no assurance.  In the event the debenture holders do not convert such debentures or require payment of the interest and principal due November 7, 2008 (the maturity date of the debentures), partially convert such debentures, or effect the buy-in provision related to the warrants and the debentures, we may be required to raise additional financing.  The amount due to our debenture holders for interest and principal as of March 31, 2009, was approximately $3,757,831 (of which $3,218,205 represents principal and $539,626 in accrued interest), exclusive of potential default amounts disclosed below. Also, our Chief Executive Officer’s net outstanding noninterest-bearing loans were $226,000 at March 31, 2009.

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

Our outstanding convertible debentures in the principal amount of $3,218,205 became due on November 7, 2008.  We received a notice from three holders of our debentures advising us that the debentures were due November 7, 2008, including payment of all accrued and unpaid interest, and that failure to pay the debentures in full, including certain late fees, constitutes an event of default under the debentures and that failure to remit payment of the debentures and all late fees may result in enforcement of their rights and remedies under the debentures and applicable law. As of the date of this report, except as noted below, the holders have not sought to enforce their rights under the debentures.  We are seeking to re-negotiate the terms of the debentures, including the repurchase of the debentures and/or seeking to extend their maturity date.  In such event, and as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  In addition, we did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008, October 1, 2008, January 1, 2009 and April 1, 2009, which may be deemed events of default under the debentures.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after we become aware of such default, will be deemed an event of default. The Company is required to maintain the registration of the shares underlying the debentures and Series D Warrants as required under the terms of our agreements with the holders of the debentures which may be deemed an event of default under the Debentures. Effective August 15, 2008, after the Company received waivers of registration requirements from 93% of the outstanding debentures for the shares underlying the debentures, we withdrew from registration under the Securities Act the April 28, 2008 Form S-1 Registration Statement covering the resale of the shares underlying the debentures and warrants issued to debenture holders.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  As of the date of this filing, three debenture holders have sent notices of default under such debenture, and we may be considered in default by other debenture holders. In anticipation of such election by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $722,299 as of December 31, 2008. As of March 31, 2009, the default amount was remeasured at $751,566, which is reflected in the carrying value of the debentures.  This default amount was recognized as interest expense in Fiscal 2007 of approximately $645,641, and an additional $76,658 during Fiscal 2008, and $29,267 during the three-month period ended March 31, 2009.

During the first quarter ended March 31, 2009, our total stockholders’ deficit increased by $1,275,009 to $10,169,950, and our condensed consolidated net loss was $2,176,796. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, the Company’s deepening insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

In view of the foregoing, the Company is continuing to seek to raise additional financing through one or more debt or equity offerings, bank borrowings, or grant funding.  During the period commencing October 27, 2008 through April 24, 2009, the Company conducted a private placement of its units of securities (the “2008 Private Placement”) exclusively to accredited investors, each unit consisting of 48,780 shares of common stock and 97,560 Class L Common Stock Purchase Warrants. At a series of closings held during the placement period, the Company sold an aggregate of 55.9 units of securities, issued an aggregate of 2,728,265 shares of common stock and 5,456,531 Class L Warrants for gross proceeds of $1,118,500 (or $1,010,776, net of commission and other expenses of $107,724). In connection with the sale of the units, the placement agent received a commission of 8% of the gross proceeds of the placement, or total sales commissions of approximately $89,480 and an expense reimbursement of approximately $18,244. The Class L Warrants are exercisable at a price of $0.41 per share; contain a cashless exercise provision, a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance. The placement agent for the offering acted on a best efforts basis pursuant to the terms of a placement agreement with the Company. Also, the Company committed to issue to the placement agent a number of placement agent’s warrants equal to 10% of the number of shares sold in the offering (but excluding the shares underlying the warrants issued to investors), or placement agent’s warrants to purchase an aggregate of 272,826 shares of common stock (subject to adjustment), each warrant exercisable at a price of $0.45 per share for a period of five years from the date of issuance. During the period of January 1, 2009 through April 24, 2009, and included above, the Company sold an aggregate of 44.7 units of securities, each unit consisting of 48,780 shares of common stock and 97,560 Class L Warrants. Accordingly, the Company issued an aggregate of 2,179,490 shares of common stock and 4,358,981 Class L Warrants for gross proceeds of $893,501 (or $821,248, net of commission and other expenses of $72,253). The Company is in discussions with certain accredited investors and an investment bank regarding additional financings. Additionally, we are seeking research grant funding from sources in connection with the development of our Medical CAD products.

Significant Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented.  For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Except as disclosed in Note 2 of our 2008 Form 10-K, there have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the period ended March 31, 2009.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

 Our market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. There were no international revenues in the three-month period ended March 31, 2009 from Wise Systems, our subsidiary located in the United Kingdom. International operations are mostly from our foreign subsidiary and are typically denominated in British pounds. Additionally, our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts which are charged to Wise and recorded as inter-company receivables on the books of the U.S. parent company. We are also exposed to foreign exchange rate fluctuations as the financial results of Wise are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability. As of March 31, 2009, $3,421 (1.7%) of our cash and cash equivalents balance was included in our foreign subsidiaries.

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

Although the Certifying Officers have determined that our disclosure controls and procedures are not effective, management continues to believe that we have made significant improvements in these areas, but recognize that this is an ongoing progress. We continue to monitor our controls in these areas, and will continue to implement remedial measures designed to address material weaknesses. The Audit Committee previously determined, and continues to believe, that these matters could be best addressed by: (a) reviewing accounting literature and other technical materials with the Company’s independent registered public accountants to ensure that the appropriate personnel have a full awareness and understanding of the applicable accounting pronouncements and how they are to be implemented, (b) additional education and professional development for the Company’s accounting and other staff on new and existing accounting pronouncements and their application and applicable SEC filing requirements, certain applicable SEC disclosure requirements, and the timing of the filing thereof, and (c) requiring senior accounting staff and outside consultants with technical accounting expertise to review complex transactions to evaluate and approve the accounting treatment for such transactions, including those items for which the Company has restated its financial statements.  Further, to continue to retain and review with an outside public accounting consultant the application of certain accounting principles to help assure the consolidated financial statements prepared by the Company and furnished to its independent registered public accountants for review or audit reflect the application of such accounting principles.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the period covered by the Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below (which reflect changes to certain of the risk factors we disclosed in our 2008 Form 10-K) and other information contained in this Report in deciding whether to invest in our common stock, as well as the risk factors set forth under Part I, Item 1A of our 2008 Form 10-K.  Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our company.  If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.  In such case, the trading price of our common stock could decline, and you could lose a part of your investment.

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

We did not make timely payment of the principal and interest due under our Series A Debentures.  Such amounts were due on November 7, 2008.  We have received a notice from three holders of our debentures advising us that the debentures were due November 7, 2008, including payment of all accrued and unpaid interest, and that failure to pay the debentures in full, including certain late fees, constitutes an event of default under the debentures and that failure to remit payment of the debentures and all late fees may result in enforcement of their rights and remedies under the debentures and applicable law.  As of the date of this Report, except as noted above, holders have not sought to enforce their rights under the debentures.  We have not maintained the registration of the shares underlying the debentures and Series D Warrants as required under the terms of our agreements with the holders of the debentures each of which may be deemed an event of default under the Debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  Also, we late paid the interest due under the debentures on January 1, 2008.  Due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we initially measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $722,299 as of December 31, 2008, which is reflected in the carrying value of the debentures.  This default amount was recognized as interest expense in the fourth quarter for the year ended December 31, 2007 of approximately $645,641, and an additional $76,658 during 2008.  Also, we did not make payment of the interest due under the debentures on July 1, 2008, October 1, 2008, January 1, 2009, and April 1, 2009, which may be deemed events of default under the debentures.

As of March 31, 2009, the outstanding principal amount due under our convertible debentures was $3,218,205, and accrued interest is approximately $539,626. We have insufficient cash to repay the amounts due to our debenture holders.  Such holders may seek to protect and enforce their rights or remedies either by suit in equity or by action at law, or both, whether for payment or for specific performance of any covenant in the debenture or other agreement we entered into with the holders.  We have sought to renegotiate the terms of the debentures including extending their maturity date.  As a condition to the renegotiation, the debenture holders may seek to amend or modify certain terms of the debentures. We are also seeking to raise additional financing to repay the debenture holders. There can be no assurances we will be successful in our efforts to renegotiate the terms of the debentures or to obtain any additional financing to repay the debenture holders.  In the event we are unable to make the payment to our debenture holders, such holders may seek to have a receiver appointed with regard to us.

We have a severe working capital deficit and, in addition to proceeds from financings, we continue to have outstanding loans from our chief executive officer and deferred and accrued salaries by our executive officers, and accrued salaries to other employees to indirectly continue to fund operations.

As of March 31, 2009, we had a working capital deficit of approximately $10,842,089. During the three months ended March 31, 2009, our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  Although we have obtained cash from certain financings, we continue to have outstanding loans from our chief executive officer of approximately $226,000, and deferred and accrued salaries of our executive officers in the amount of $1,299,907, and accrued salaries to other employees of $1,271,678.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 12, 2009, in accordance with the terms of our outstanding Series A Debentures, certain debenture holders converted approximately $10,000 in principal amount of such debentures into an aggregate of 24,455 shares of common stock. The foregoing securities were issued in reliance upon the exemption set forth in Section 3(a)(9) of the Securities Act.

On February 12, 2009, as an inducement for a short-term loan, we issued to an investor warrants to purchase 18,293 shares of our common stock at an exercise price of $0.41 per share. The warrants contain a cashless exercise provision, a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The foregoing securities were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

At a series of closings the Company held during the period January 1, 2009 through April 24, 2009, the Company sold an aggregate of 44.7 units of securities, each unit consisting of 48,780 shares of common stock and 97,560 Class L Warrants.  Accordingly, the Company issued in such private placement an aggregate of 2,179,490 shares of common stock and 4,358,981 Class L Warrants for gross proceeds of approximately $893,501 (or $821,248, net of commission and other expenses of approximately $72,253).  Each Class L Warrant is exercisable at a price of $0.41 per share, contains a cashless exercise provision, a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance. The placement agent for the offering acted on a best efforts basis pursuant to the terms of a placement agreement with the Company.  In connection with the sale of the units, the placement agent received a commission of 8% of the gross proceeds of the placement, or total sales commissions of approximately $71,480 and an expense reimbursement of approximately $773. The Company committed to issue to the placement agent a number of placement agent’s warrants equal to 10% of the number of shares sold in the offering (but excluding the shares underlying the warrants issued to investors), or an aggregate of 272,826 placement agent warrants (subject to adjustment), each warrant entitling the holder to purchase one share of common stock at a price of $0.45 per share for a period of five years from the date of issuance.  The foregoing securities were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

During the period of January 1, 2009 through April 24, 2009, and included above, the Company sold an aggregate of 44.7 units of securities, each unit consisting of 48,780 shares of common stock and 97,560 Class L Warrants. Accordingly, the Company issued an aggregate of 2,179,490 shares of common stock and 4,358,981 Class L Warrants for gross proceeds of $893,501 (or $821,248, net of commission and other expenses of $72,253). The Company is in discussions with certain accredited investors and an investment bank regarding additional financings. Additionally, we are seeking research grant funding from sources in connection with the development of our Medical CAD products.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

The outstanding convertible debentures of $3,218,205 became due on November 7, 2008 and outstanding accrued interest of $539,626 as of March 31, 2009. The Company received a notice from three holders of the debentures advising it that the debentures were due November 7, 2008, including payment of all accrued and unpaid interest, and that failure to pay the debentures in full, including certain late fees, constitutes an event of default under the debentures and that failure to remit payment of the debentures and all late fees may result in enforcement of their rights and remedies under the debentures and applicable law. Except as noted above, the holders of the debentures have not sought to enforce their rights under the debentures. The Company is seeking additional financing to repay the debenture holders. The Company has engaged in discussions with certain holders of the debentures in an effort to re-negotiate the terms of the debentures and extend their maturity date.  As a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. In addition, the Company did not make timely payment of the interest due under the Series A Debentures on July 1, 2008, October 1, 2008, January 1, 2009 and April 1, 2009, which may be deemed events of default under the debentures. The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default. The Company is required to maintain the registration of the shares underlying the debentures and Series D Warrants as required under the terms of our agreements with the holders of the debentures which may be deemed an event of default under the Debentures. Effective August 15, 2008, after the Company received waivers of registration from 93% of the outstanding debentures for the shares underlying the debentures, the Company withdrew from registration under the Securities Act the April 28, 2008 Form S-1 Registration covering the resale of the shares underlying the debentures and warrants.  If an event of default occurs under the debentures, the debenture holders may elect to require the Company to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and the Company may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law. In anticipation of the election of default by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $722,299 as of December 31, 2008. As of March 31, 2009, the default amount was remeasured at $751,566, which is reflected in the carrying value of the debentures. This default amount was recognized as interest expense in Fiscal 2007 of approximately $645,641, and an additional $76,658 during Fiscal 2008, and $29,267 during the three-month period ended March 31, 2009.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.     OTHER INFORMATION

Not Applicable

ITEM 6.     EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

		Incorporated by Reference		Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date
10.94	Master Development Agreement, dated February 4, 2009, by and between Registrant and with Aurum Innova (Pty) Ltd			X
10.95	Memorandum of Understanding, dated March 24, 2009, by and between Registrant, Aurum Innova (Pty) Ltd and National Health Laboratory Services of South Africa			X
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)			X
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)			X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)			X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)			X

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

Date: May 12, 2009