Form 10-Q
period 2009-06-30
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2009-08-07
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

 X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ✓    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ___ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ]    Accelerated Filer [  ] Non-Accelerated Filer [  ] Smaller Reporting Company [✓ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes __ No  ✓

The number of shares outstanding of the registrant’s common stock, as of August 3, 2009, was 53,153,621.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

35

ITEM 4T.  CONTROLS AND PROCEDURES

35

PART II. OTHER INFORMATION

36

ITEM 1.     LEGAL PROCEEDINGS

36

ITEM 1A.  RISK FACTORS

36

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

38

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

38

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITy HOLDERS

38

ITEM 5.     OTHER INFORMATION

38

ITEM 6.     EXHIBITS

38

SIGNATURES

40

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	June 30	December 31
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$ 383,343	$ 80,777
Accounts receivable	-	28,200
Other current assets	4,189	-
Prepaid expenses	60,208	102,980
Total current assets	447,740	211,957

Equipment, net	368,829	421,647

Other Assets
Other noncurrent assets	22,244	22,244
Intangible assets, net	332,304	339,100
Total assets	$ 1,171,117	$ 994,948

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 1,949,023	$ 1,604,368
Other accrued liabilities	3,313,234	2,406,964
Note payable and advances	60,000	60,000
Note payable and advances, related parties	226,000	226,000
Debentures and convertible notes payable, less discount	4,484,808	3,950,504
Derivative liabilities - embedded conversion feature of debentures and convertible notes	1,967,599	1,578,970
Deferred revenue	-	8,682
Total current liabilities	12,000,664	9,835,488

Common shares subject to repurchase, stated at estimated redemption value; 302,222 shares outstanding at June 30, 2009 and December 31, 2008
	81,601	54,401

Stockholders' Equity (Deficit)
Convertible preferred stock, $0.20 par value; authorized 1,000,000 shares
Shares issued and outstanding at June 30, 2009 - none
Shares issued and outstanding at December 31, 2008 - none	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares
Shares issued and outstanding at June 30, 2009 - 50,178,621
Shares issued and outstanding at December 31, 2008 - 47,074,674	50,179	47,075
Additional paid-in capital	70,808,105	69,365,857
Accumulated comprehensive income	55,063	61,450
Deficit accumulated	(81,824,495)	(78,369,323)
Total stockholders' equity (deficit)	(10,911,148)	(8,894,941)
Total liabilities and stockholders' equity (deficit)	$ 1,171,117	$ 994,948

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008

Net revenues	$ -	$ 29,528	$ 49,840	$ 69,122

Cost of sales	2,655	2,492	72,263	11,692

Gross profit (loss)	(2,655)	27,036	(22,423)	57,430

Selling, general and administrative expense	1,408,063	1,932,011	2,664,606	3,491,916

Operating loss	(1,410,718)	(1,904,975)	(2,687,029)	(3,434,486)

Interest income/(expense)	132,342	(1,176,786)	(768,143)	(1,757,203)

Net loss	$(1,278,376)	$(3,081,761)	$(3,455,172)	$(5,191,689)

Net loss per common share:
Basic and diluted	$ (0.03)	$ (0.07)	$ (0.07)	$ (0.12)

Weighted average number of common shares used in computing basic and diluted net loss per share
	49,379,599	45,086,249	47,176,806	42,253,379

Other comprehensive income (loss)
Comprehensive income (loss) - beginning of period	$ 62,096	$ 64,756	$ 61,450	$ 64,827
Cumulative translation adjustments	(7,033)	(269)	(6,387)	(340)

Comprehensive income (loss) - end of period	$ 55,063	$ 64,487	$ 55,063	$ 64,487

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (3,455,172)	$ (5,191,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,926	66,434
Stock-based compensation expense	418,855	719,423
Amortization of bridge notes and debentures discounts	5,671	706,889
Fair value of warrants issued - derivative instruments	-	91,251
Revaluation of derivative instrument expense (income)	447,932	653,120
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	28,200	11,960
Decrease (increase) in other current assets	(4,189)	(2,477)
Decrease (increase) in prepaid expenses	42,173	133,500
Increase (decrease) in accounts payable	351,593	408,628
Increase (decrease) in accrued expenses	906,270	306,683
Increase (decrease) in deferred revenue	(4,384)	(20,975)
Net cash flows used in operating activities	(1,203,125)	(2,117,253)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,083)	(14,196)
Investment in patents	(3,034)	3,300
Net cash flows used in investing activities	(4,117)	(10,896)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	1,038,026	1,850,000
Proceeds from exercise of employee stock options	-	15,000
Proceeds from exercise of stock warrants	-	100,000
Proceeds (reduction) from short-term note payable	485,000	60,000
Proceeds (reduction) from short-term note payable, related party	-	24,000
Net cash flows provided by financing activities	1,523,026	2,049,000

Effect of exchange rate changes on cash and cash equivalents	(13,218)	(252)

Net increase (decrease) in cash and cash equivalents	302,566	(79,401)
Cash and cash equivalents at beginning of the year	80,777	101,136

Cash and cash equivalents at end of the year	$ 383,343	$ 21,735

Supplemental disclosure of cash flow information:
Remeasurement of common stock subject to repurchase	$ (27,200)	$ 63,466
Interest paid in cash during the period	450	171,036
Conversion of convertible debenture to common stock	10,000	-

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

(2)

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by Guardian pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated financial statements do not include complete footnotes and financial statement presentations.  As a result, these unaudited condensed consolidated financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008, included in our 2008 Annual Report on Form 10-K. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for those periods presented. The preparation of financial statements in conformity with United States (U.S.) generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities.  Actual results could differ from those estimates and assumptions.  Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.  The Company maintains a web site at www.guardiantechintl.com, which makes available free of charge our recent annual report and other filings with the SEC.  The information contained on such web site is not deemed a part of these financial statements or this Report.

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

Geographic and Segment Information

The Company has two groups of products and services - Security (PinPoint™) and Healthcare (Signature Mapping™), and operates in two geographic markets. The Company has determined that as of the balance sheet date, it operates as a single operating unit since the two products make up a slight revenue stream to the Company.  There was no revenue during the second quarter ended June 30, 2009, and $29,528 in revenue for the same period ended June 30, 2008 was from our FlowPoint Radiology Information System (“RIS”) and Picture Archiving & Communication System (“PACS”) products. Revenue during the first six months ended June 30, 2009, of $49,840 was from our security product and for the same period ended June 30, 2008 of $69,122 was from our FlowPoint Radiology Information System (“RIS”) and Picture Archiving & Communication System (“PACS”) products.

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

The Company operates in North and South America, and Europe.  In general, revenues are attributed to the country in which the contract originates.

Geographic and Segment Information	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Revenues:
The Americas:
Software licenses	$ -	$ -	$ -	$ -
Research Funding	-	-	49,840	-
Maintenance and support fees	-	23,356	0	40,662
Total North and South America	-	23,356	49,840	40,662

United Kingdom:
Software licenses	-	-	-	-
Research Funding	-	-	-	-
Maintenance and support fees	-	6,172	-	28,460
Total United Kingdom	-	6,172	-	28,460
Total Net Revenue	$ -	$ 29,528	$ 49,840	$ 69,122

Long-lived assets, net:
North America			$ 697,812	$ 763,878
United Kingdom			3,321	11,637
Total			$ 701,133	$ 775,515

Long-lived assets consist primarily of goodwill, software, patents, property and equipment, and other noncurrent assets.

Stock-Based Compensation

The Company has two active equity compensation plans which include the Amended and Restated 2003 Stock Incentive Plan and the 2009 Stock Compensation Plan.  A total of 50,000,000 shares have been reserved for issuance under these plans in the form of stock-based awards to employees, non-employee directors and outside consultants of the Company, of which 33,206,479 shares remain available for issuance thereunder as of June 30, 2009. The grant of awards under the plans require approval by the Compensation Committee of the Board of Directors of the Company (or the Board of Directors, in the absences of such a committee), and the Committee is authorized under the Plans to take all actions that it determines to be necessary or appropriate in connection with the administration of the Plans.

The Amended and Restated 2003 Stock Incentive Plan is a shareholder approved stock-based compensation plan, pursuant to which it grants stock-based compensation in the form of options that allow a grantee to purchase a fixed number of shares of the Company’s common stock at a fixed exercise price equal to the quoted market price (or 110% thereof for qualified options issued to a holder of 5% or greater beneficial ownership) of the shares at the date of the grant (“qualified stock option grants”), as well as nonqualified stock option grants to certain executive officers, non-employee directors and consultants.  The options may vest on a single date or over a period of time, but normally they do not vest unless the grantee is still employed by, or a director of, the Company on the vesting date.  Compensation expense for these grants is recognized over the requisite service period, which is typically the period over which the stock-based compensation awards vest.

The 2009 Stock Compensation Plan provides for the grant or issuance of non-qualified stock options (“NQSOs”), restricted stock awards (“RSAs”), restricted stock rights (“RSRs”), or common stock awards (individually, an “Award;” collectively, “Awards”).  The exercise price of NQSOs may not be less than 100% of the fair market value of the stock on the date of the option grant, and may only be exercised at such times as may be specified by the Committee and provided for in an award agreement, but may not be exercised after ten years from the date on which it was granted.  RSAs and RSRs consist of a specified number of shares of the Company’s Common Stock that are, or may be, subject to restrictions on transfer, conditions of forfeiture, and any other terms and conditions for periods determined by the Committee. Generally, unless the Committee determines otherwise, once the restricted stock vests, the shares of Common Stock specified in the Award will be free of restriction, subject to any applicable lock up period. Prior to the termination of the restrictions, under a RSA (but not a RSR), a Participant may vote and receive dividends on the restricted stock unless the Committee determines otherwise, but may not sell or otherwise transfer the shares. Common stock Awards under the plan may be issued free of restriction and may vest immediately; however, the Committee may impose vesting and other restrictions related to the grant of such common stock Awards.  Compensation expense for these Awards is recognized over the period they vest, although generally common stock awards vest immediately, while the RSAs, RSRs and NQSOs will have a vesting period.

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R) (SFAS 123R) “Share-Based Payment” in 2004 and, in accordance with the provisions of SFAS 123R, the Company adopted the standard prospectively on January 1, 2006. SFAS 123R requires all share-based payments to employees or to non-employee directors as compensation for service on the Board of Directors to be recognized as compensation expense in the consolidated financial statements based on the estimated fair values of such payments. In accordance with SFAS 123R, the Company recognized stock option compensation expense for employees and non-employee members of the Board of Directors of $407,048 for the six-month period ended June 30, 2009 and $618,656 for the same period in 2008, and stock-based compensation expense for consultants of $11,807 for the six-month period ended June 30, 2009 and $100,767 for the same period in 2008.  All options granted in the six-month period ended June 30, 2009 were at fair value, and the related compensation expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures.  The Company’s estimated forfeiture rates are based on its historical experience within separate groups of employees.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes Merton option pricing model (Black-Scholes model) with the following assumptions:

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

The following is a summary of awards of options granted to, or exercised or forfeited by, employees, non-employee members of the Board of Directors and consultants under the Company’s Amended and Restated 2003 Stock Incentive Plan during the six-month period ended June 30, 2009.

	Weighted-Average Grant Date Fair Value Per Option

Fiscal Year and Activity		Number of Options
Outstanding at December 31, 2008	$ 1.03	11,128,221

2009 activity
Granted	0.30	3,997,300
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2009		15,125,521

Exercisable at June 30, 2009	0.84	9,376,321

Reserved for future issuance		13,206,479

The following is a summary of the number and type of awards granted to, or exercised or forfeited by, employees, non-employee members of the Board of Directors and consultant the Company’s 2009 Stock Compensation Plan during the six-month period ended June 30, 2009.

Weighted-Average Grant Date Fair Value Per Share

Fiscal Year and Activity		Number of Shares
Shares reserved for issuance		20,000,000

Issued during 2009 - None
Stock awards	-	-
Restricted stock awards	-	-
Restricted stock rights	-	-
Non-qualified stock options	-	-
Issued as of June 30, 2009		-

Reserved for future issuance		20,000,000

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. For financial statement purposes, depreciation is provided on the straight-line method over the estimated useful life of the asset ranging from 3 to 5 years.

	(Unaudited)
Asset (Useful Life)	June 30, 2009	December 31, 2008

Computer equipment (3 years)	$ 275,083	$ 317,883
Software (3 years)	84,224	84,224
Furniture and fixtures (5 years)	488,239	488,239
Equipment (5 years)	34,265	34,265
	881,811	924,611
Less accumulated depreciation	512,982	502,964
	$ 368,829	$ 421,647

Depreciation expense for property and equipment was $50,096 and $53,860 in the six months ended June 30, 2009 and 2008, respectively, and is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Goodwill and Other Intangible Assets

Impairment of Excess Purchase Price over Net Assets Acquired (Goodwill and Other Long-Term Assets) – The Company determines impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142.  Statement 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 144").  The Company’s assessment for impairment of assets involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, and considers year-end the date for its annual impairment testing, unless information during the year becomes available that requires an earlier evaluation of impairment testing.  Based on a net realizable value analysis for the period ended June 30, 2007, goodwill and the acquired software (FlowPoint) from the acquisition of Wise Systems Ltd. was determined to be fully impaired.  Therefore, the balance of goodwill at December 31, 2008 and June 30, 2009 was $0, respectively.

Intangible Assets – Intangible assets consist of acquired software technology and patents.  Under Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” acquired software technology is considered to have a finite life.  Management has estimated the useful life to be 5 years and amortized such costs on a straight-line basis over this period.  Patent acquisition costs pertaining to PinPoint™ and Signature Mapping™ (products not acquired through acquisition) have been capitalized, and are being amortized on a straight-line basis over the expected 20-year legal life of the patents.  The Company evaluates the periods of amortization continually to determine whether later events or circumstances require revised estimates of useful lives. In addition, SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” requires the Company to consider whether or not the software technology is impaired on a quarterly basis, using a net realizable value analysis based on projected discounted cash flows. The Company prepared this analysis as of June 30, 2009 and concluded that the intangible assets are not impaired.

Six Months Ended June 30, 2009
	Beginning Period Cost	Additions	Reductions	Net Book Value
Intangibles with finite lives:
Software technology	$ -	$ -	$ -	$ -
Patent acquisition costs	339,100	3,034	9,830	332,304
	$ 339,100	$ 3,034	$ 9,830	$ 332,304

The Company’s intangible software technology was fully amortized as of December 31, 2008. Therefore, there was no amortization costs associated with software technology during the six-month period ended June 30, 2009.  We anticipate incurring additional patent acquisition costs during the year ending December 31, 2009 (Fiscal 2009).  Amortization expense for the six-month period ended June 30, 2009 was $9,830.  The Company’s estimated amortization expense for intangible assets is $9,861 for the remainder of Fiscal 2009, $19,722 for 2010, $19,722 for  2011, $19,722 for 2012, and $261,505 for 2013 and thereafter.

Recently Issued Accounting Pronouncements

In May 2009, the FASB published SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires the Company to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS 165 is effective for financial periods ending after June 15, 2009. The Company adopted SFAS 165 beginning with their interim report dated June 30, 2009.

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

(3)

Financial Condition, Going Concern Uncertainties and Events of Default

During the six-month period ended June 30, 2009, the Company’s revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying condensed consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. As discussed below, we are in default under the terms of our outstanding Series A Debentures which became due on November 7, 2008.  We received a notice of default from three holders of the debentures.  The amount due to our debenture holders for interest and principal as of June 30, 2009, was approximately $3,908,013 (of which $3,218,205 represents principal and $689,808 in accrued interest), exclusive of potential default amounts of approximately $781,603.  Also, we have outstanding trade and accrued payables of $5,262,257 including accrued salaries due to our employees and management of $3,011,648. Also, our Chief Executive Officer’s net outstanding noninterest-bearing loans were $226,000, and other short-term loans of $545,000.

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

As of June 30, 2009, we had a cash balance of $383,343. Subsequently and through July 31, 2009, we received $178,000 (net of commissions and expenses in the amount of $12,000) from the issuance of short-term promissory notes, and $25,000 from the issuance and sale of common stock and warrants in a private placement.  Management believes these funds to be insufficient to fund our operations, absent any cash flow from operations or funds from a “best efforts” private offering of our securities through a registered broker-dealer that will act as placement agent in the offering.  We are currently spending or incurring expenses of approximately $445,000 per month on operations and the continued research and development of our 3i technologies and products.  Management believes that we will require approximately an additional $5,340,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. This assumes that holders of our outstanding debentures convert such debentures into shares of our common stock of which there can be no assurance.  In the event the debenture holders do not convert such debentures or require payment of the interest and principal due November 7, 2008 (the maturity date of the debentures), partially convert such debentures, or effect the buy-in provision related to the warrants and the debentures, we may be required to raise additional financing.

If the proceeds from the financings are insufficient to fund our operations, pay our trade payables, and repay our unconverted debentures, or our debenture holders seek to enforce their rights under the debentures, our results of operations and financial condition could be materially and adversely affected and we may be unable to continue our operations.  There can be no assurances that we will be successful in our efforts to raise any additional financing, any bank borrowing, and research or grant funding to repay the debentures or in our efforts to renegotiate our convertible debentures.  Moreover, in view of the current market price of our stock, we may have limited or no access to the capital markets. Also, under the terms of our agreements with the debenture holders, we are subject to restrictions on our ability to engage in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is based upon the trading price of our securities after initial issuance or otherwise subject to re-set.   In view of the foregoing, we may be required to curtail operations significantly, or obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

Our outstanding convertible debentures in the principal amount of $3,218,205 became due on November 7, 2008.  We have received a notice from three holders of our debentures advising us that the debentures were due November 7, 2008, including payment of all accrued and unpaid interest, and that failure to pay the debentures in full, including certain late fees, constitutes an event of default under the debentures and that failure to remit payment of the debentures and all late fees may result in enforcement of their rights and remedies under the debentures and applicable law. As of the date of this report, except as noted below, the holders have not sought to enforce their rights under the debentures.  We are seeking to re-negotiate the terms of the debentures, including the repurchase of the debentures and/or seeking to extend their maturity date.  In such event, and as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. In addition, we did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008, October 1, 2008, January 1, 2009, April 1, 2009, and July 1, 2009, which may be deemed to be events of default under the debentures.  Our ability to repurchase the debentures is contingent on our ability to raise additional financing, of which there can be no assurance.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after we become aware of such default, will be deemed an event of default. The Company is required to maintain the registration of the shares underlying the debentures and Series D Warrants as required under the terms of our agreements with the holders of the debentures which may be deemed an event of default under the Debentures. On August 15, 2008, after the Company received waivers of registration from 93% of the outstanding debentures for the shares underlying the debentures, the SEC granted our request to withdraw the April 28, 2008 Form S-1 Registration from registration under the Securities Act. Accordingly, we do not have a currently effective registration statement covering the reoffer and resale of shares underlying the Series A Debentures and Series D Warrants. If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  As of the date of this filing, three debenture holders have sent notices of default under such debenture, and we may be considered in default by other debenture holders. In anticipation of such election by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $722,299 as of December 31, 2008. As of June 30, 2009, the default amount was remeasured at approximately $781,603, which is reflected in the carrying value of the debentures.  This default amount was recognized as interest expense in Fiscal 2007 of approximately $645,641, an additional $76,658 during Fiscal 2008, and $59,304 during the six-month period ended June 30, 2009.

During fiscal 2009, our total stockholders’ deficit increased by $2,016,207 to $10,911,148, and our condensed consolidated net loss was $3,455,172. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, the Company’s insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

In view of the foregoing, the Company is continuing to seek to raise additional financing through one or more debt or equity offerings, bank borrowings, and research or grant funding.  During the period commencing October 27, 2008 through April 24, 2009, the Company conducted a private placement of its units of securities (the “2008 Private Placement”) exclusively to accredited investors, each unit consisting of 48,780 shares of common stock and 97,560 Class L Common Stock Purchase Warrants. At a series of closings held during the offering period, the Company sold an aggregate of 55.9 units of securities, issued an aggregate of 2,728,265 shares of common stock and 5,456,531 Class L Warrants for gross proceeds of $1,118,500 (or $1,010,776, net of commission and other expenses of $107,724). In connection with the sale of the units, the placement agent received a commission of 8% of the gross proceeds of the placement, or total sales commissions of $89,480 and an expense reimbursement of $18,244. The Class L Warrants are exercisable at a price of $0.41 per share, contain a cashless exercise provision, a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance. The placement agent for the offering acted on a best efforts basis pursuant to the terms of a placement agreement with the Company. Also, the Company issued to the placement agent 272,826 placement agent’s warrants equal to 10% of the number of shares sold in the offering (but excluding the shares underlying the warrants issued to investors), each warrant exercisable at a price of $0.45 per share for a period of five years from the date of issuance. During the period of January 1, 2009 through April 24, 2009, and included above, the Company sold an aggregate of 44.7 units of securities, each unit consisting of 48,780 shares of common stock and 97,560 Class L Warrants. Accordingly, the Company issued an aggregate of 2,179,490 shares of common stock and 4,358,981 Class L Warrants for gross proceeds of $893,501 (or $821,248, net of commission and other expenses of $72,253). In June 2009, the Company sold to accredited investors an aggregate of 900,000 shares of common stock and 900,000 Class M Warrants for gross proceeds of $225,000 ($216,250, net of expenses of $8,750).  The warrants are exercisable at a price of $0.25 per share and expire in June 2014.  During June 2009, at a series of closings, the Company issued convertible promissory notes to certain accredited investors in the amount of $485,000.  The six-month notes accrue interest at a rate of 10% per annum. The notes are convertible, at the holder’s option into shares of common stock at a conversion rate of $0.25 per share.  If converted, the holder would receive common stock purchase warrants for the right to purchase an equal number of shares.  The warrants would be exercisable at a price of $0.25 per share and expire sixty (60) months from the date issued.

On July 20, 2009, the Company entered into a placement agent agreement (the “2009 Private Placement”) with a registered broker-dealer that acted as the placement agent for the Company’s 2008 Private Placement.  The placement agent agreement is with regard to a “best efforts” private placement of the Company equity and equity-linked securities.  The placement agreement and the terms of the offering are upon substantially the same terms and conditions as the placement agreement for the Company’s 2008 Private Placement.  Such securities will not be or have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  Additionally, we are seeking research and grant funding from sources in connection with the development of our PinPoint™ and Signature Mapping™ products.

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

During the six months ended June 30, 2009, the temporary equity account was increased and the permanent equity account decreased by $27,200, for the change in the estimated redemption value of the outstanding shares currently held by the shareholders of Difference Engines Corporation. Since the acquisition of the intellectual property and through June 30, 2009, the cumulative effect on the temporary equity account for the change in the estimated redemption value of the outstanding shares held by the shareholders of Difference Engines Corporation is a reduction of $1,329,575, and due to the sale of Guardian stock previously held by the shareholders of Difference Engines Corporation is a reduction of $633,053.  Therefore, the balance of the temporary equity account for the purchase of the intellectual property owned by Difference Engines as of the condensed consolidated balance sheet date is $81,601.

(5)

Stockholders’ Equity

Common Stock Issued and Related Common Stock Warrants

On February 12, 2009, in accordance with the terms of the Company’s outstanding Series A Debentures, a debenture holder converted $10,000 in principal amount of its debenture into an aggregate of 24,455 shares of common stock.  Common stock was increased by $24 for the par value of the shares and paid-in capital was increased by $9,976.

From January 1 through April 24, 2009, pursuant to its 2008 Private Placement, the Company sold to accredited investors an aggregate of 2,179,490 shares of common stock and 4,358,981 Class L Warrants for gross proceeds of $893,501. The warrants are exercisable at a price of $0.41 per share; contain a cashless exercise provision, a conditional call provision if the market price of each share exceeds $3.00, and certain anti-dilution and other customary provisions. The warrants expire sixty (60) months from the date of issuance. Common stock was increased by $2,180 for the par value of the shares and $819,596 to paid-in capital (net of $71,725 of financing fees that were incurred in the private placement). The Company committed to issue to the placement agent as part of its compensation for the placement a number of placement agent’s warrants equal to 10% of the number of shares sold in the offering (but excluding the shares underlying the warrants issued to investors), or placement agent warrants to purchase an aggregate of 272,827 shares of common stock (subject to adjustment), each placement agent’s warrant exercisable at a price of $0.45 per share for a period of five years from the date of issuance.

In June 2009, the Company sold to accredited investors an aggregate of 900,000 shares of common stock and 900,000 Class M Warrants for gross proceeds of $225,000 ($216,250, net of expenses of $8,750).  The warrants are exercisable at a price of $0.25 per share and expire in June 2014.  Common stock was increased by $900 for the par value of the shares and $215,350 to paid-in capital.

Other Common Stock Warrants Issued

On February 12, 2009, the Company issued to an investor warrants to purchase 18,293 shares of our common stock at an exercise price of $0.41 per share as an inducement for a short-term loan.  The initial fair value of the warrants on the date of issuance was $5,671.

The Company has issued warrants as compensation to its bridge note holders, placement agents and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.  The table below shows by category, the warrants issued and outstanding at June 30, 2009.

Common Stock Purchase Warrants	(Unaudited) Number of Warrants Outstanding and Exercisable		Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Placement agent	15,260		November 24, 2003	$ 1.95	December 31, 2010
	239,745		May 14, 2004	$ 1.95	December 31, 2010
	48,000		April 15, 2005	$ 3.00	August 15, 2010
	92,500		July 13, 2005	$ 2.60	July 12, 2010
	311,760	(1)	November 8, 2006	$ 0.41	November 8, 2011
	311,760	(1)	April 12, 2007	$ 0.41	April 12, 2012
	47,564		July 10, 2007	$ 1.17	July 9, 2012
	272,827		June 1, 2009	$ 0.45	June 1, 2014
1,339,416

Bridge noteholders	142,652		December 19, 2003	$ 0.75	December 31, 2009
	53,334		April 28, 2004	$ 0.75	December 31, 2009
	200,000		August 7, 2006	$ 0.50	May 29, 2010
	600,000		August 14, 2006	$ 1.60	December 31, 2009
	1,794,455	(1)	November 8, 2006	$ 0.41	November 8, 2011
	1,794,456	(1)	April 12, 2007	$ 0.41	April 12, 2012
	243,666		April 20, 2007	$ 1.60	April 19, 2009
	10,000		December 12, 2007	$ 0.70	December 12, 2012
	18,293		February 12, 2009	$ 0.41	February 12, 2014
4,856,856

Private placement investors	10,000		July 13, 2005	$ 2.00	December 31, 2010
	8,000		May 17, 2007	$ 0.75	December 31, 2009
	864,798		July 10, 2007	$ 1.17	July 9, 2012
	1,312,500		August 6, 2007	$ 0.80	August 5, 2010
	1,312,500		August 6, 2007	$ 1.75	August 5, 2012
	214,285		December 26, 2007	$ 0.70	December 26, 2012
	1,500,000		February 5, 2008	$ 0.70	February 4, 2013
	214,285		March 8, 2008	$ 0.75	March 8, 2013
	2,142,850		April 4, 2008	$ 0.70	April 3, 2013
	428,570		July 15, 2008	$ 0.70	July 14, 2013
	2,714,285		July 15, 2008	$ 0.41	July 14, 2013
	366,839		September 26, 2008 (1)	$ 0.41	September 25, 2013
	635,854		October 2008 (1)	$ 0.41	October 2013
	414,630		November 25, 2008	$ 0.41	November 25, 2013
	1,754,348		December 2008	$ 0.41	December 2013
	390,240		January 5, 2009	$ 0.41	January 5, 2014
	1,502,424		February 2009	$ 0.41	February 2014
	2,024,370		March 2009	$ 0.41	March 2014
	441,947		April 2009	$ 0.41	April 2014
	942,000		June 2009	$ 0.25	June 2014
19,194,725

Consultants	60,000		February 8, 2008	$ 0.54	February 7, 2013
60,000

Total Warrants Issued and Outstanding	25,450,997

(1)

As a result of the June 2009 financing in which the Company issued shares of common stock and warrants, the exercise price of the Series D Warrants may be required to be adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the Series D Warrants issued to bridge note holders and the placement agent in the financing may be increased by an aggregate of 2,281,109 and 396,308, respectively.

 (6)

Subsequent Events

Subsequent events are reported by the Company to disclose events that have occurred after the balance sheet date, but before the financial statements are issued.  Such events may be to provide additional information about conditions that existed at the date of the balance sheet, or conditions that did not exist at the balance sheet date.  The Company has evaluated subsequent events through August 6, 2009.

The Company continues to be in default on its $3,218,205 outstanding Series A 10% Senior Convertible Debentures, which became due on November 7, 2008, and did not make timely payment of the interest due on July 1, 2009. As the Company continues to have insufficient funds to repay the debentures, three of the eight debenture holders have sent notices of default under such debenture, and Guardian may be considered in default by other debenture holders. The Company is seeking to re-negotiate the terms of the debentures, including the repurchase of the debentures and/or seeking to extend their maturity date. As a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. There can be no assurances that the Company will be successful in its efforts in renegotiating the terms of the debentures, or receive additional financing, any bank borrowing, and research or grant funding to repay the debentures.

During July 2009, the Company received $178,000 (net of commissions and expenses in the amount of $12,000) from the issuance of short-term promissory notes. The six-month notes accrue interest at a rate of 10% per annum. The notes are convertible, at the holder’s option; into shares of common stock at a conversion rate of $0.25 per share.  If converted, the holder would receive common stock purchase warrants for the right to purchase an equal number of shares. The warrants are exercisable at a price of $0.25 per share and expire 60 months from the date of conversion.  A finder fee of $1,750 was paid on the transaction, and 7,000 warrants were issued.  The warrants are exercisable at a price of $0.25 per share and expire in June 2014.  Also, the Company sold to an accredited investor an aggregate of 100,000 shares of common stock and 100,000 Class M Warrants for proceeds of $25,000.  The warrants are exercisable at a price of $0.25 per share and expire in July 2014.

On July 29, 2009, the Company issued to its employees and a director/consultant an aggregate of 2,875,000 shares pursuit to the 2009 Stock Compensation Plan. The purpose of the issuance was to foster the continued success of the Company, to promote the long-term financial success of the Company, and in recognition of their continued support and financial hardship during an extended period of accrued and unpaid salaries.

 (7)

Fair Value Measurement

The Company determines the fair value of its derivatives that are classified as liabilities, on a recurring basis using significant unobservable inputs.  The fair value measurement of these liabilities is consistent with Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" ("SFAS No. 157").  As outlined above in “Recently Adopted Accounting Pronouncements,” the Company adopted SFAS No. 157 effective January 1, 2008.  The adoption of SFAS No. 157 did not have an impact on the consolidated financial position or results of operations; however, the required disclosure for the six-month period ended June 30, 2009 is as follows:

(Unaudited)	Convertible Notes and Debentures, Net of Discount (1)	Embedded Conversion Feature of Debentures (2)	Total

Liabilities Measured at Fair Value
Beginning balance as of December 31, 2008	$ 3,950,504	$ 1,578,970	$ 5,529,474
Revaluation (gain)/loss in interest expense	59,304	393,520	452,824
Conversions	(10,000)	(4,891)	(14,891)
Ending balance as of June 30, 2009	$ 3,999,808	$ 1,967,599	$ 5,967,407

Total (gain)/loss from revaluation of derivatives included in earnings for the period and reported as an adjustment to interest	$ 59,304	$ 393,520	$ 452,824

(1) The balance as of June 30, 2009, includes $3,218,205 for the outstanding convertible debentures issued November 8, 2006 and April 12, 2007, and an additional amount of approximately $781,603 for the event of default provision under the debentures, including accrued and unpaid for 2007, 2008 and 2009 of $645,641, $76,658 and $59,304, respectively.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

You should read the following summary together with the more detailed information and unaudited condensed consolidated financial statements and notes thereto and schedules appearing elsewhere in this report. Throughout this report when we refer to the “Company,” “Guardian,” “we,” “our” or “us,” we mean Guardian Technologies International, Inc., and its subsidiaries.

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

The Company continues to be in default on $3,218,205 in outstanding principal amount of its convertible debentures, which became due on November 7, 2008. As the Company continues to have insufficient funds to repay the debentures, three of the eight debenture holders have sent notices of default under such debenture, and Guardian may be considered in default by other debenture holders. The Company is seeking to re-negotiate the terms of the debentures, including the repurchase of the debentures and/or seeking to extend their maturity date. As a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. Also, we will require additional financing to repurchase the outstanding debentures.  There can be no assurances that the Company will be successful in its efforts in renegotiating the terms of the debentures, or receive additional financing, any bank borrowing, and research or grant funding to repay the debentures.

The Company was granted by the United States Patent & Trademark Office (“USPTO”) two patents related to our underlying 3i technology.  The patents are for the “System and Method for Identifying Objects of Interest in Image Data.”  The patent covering our healthcare products was granted on February 17, 2009, Patent No. US 7,492,937, and the patents covering our security product was granted on February 27, 2009, Patent No. US 7,496,218.  As of the date of this report, we have 14 pending patent applications (U.S. and foreign) further covering the implementation of our core 3i technology.  We are awaiting official responses for these remaining patent applications.  We cannot provide assurance that any or all of the remaining patent applications will issue to patents or that they will not be challenged, or that rights granted to us would actually provide us with an advantage over our competitors. Prior art searches have been conducted and, based on the results of these searches, we believe that we do not infringe any third party patents identified in the searches.

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

The market for contraband detection systems is anticipated to become intensely competitive and many of our competitors are better capitalized and have greater financial, marketing, research and other resources than Guardian.  PinPoint™ continues to be developed to address the market for contraband detection.

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

Recent Developments - PinPoint™

The Company was granted by the United States Patent & Trademark Office (“USPTO”) a patent underlying our PinPoint™ technology.  The patent, for the “System and Method for Identifying Objects of Interest in Image Data.” was granted on February 27, 2009, Patent No. US 7,496,218.

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

Although there is no current computer-aided-detection for TB sputum microscopy analysis, which can be identified as competition to Signature Mapping™, there are substitute technologies, which in the long run could compete for sputum specimen analysis.  The dipstick or biomarker approach could be considered a future competitor to Signature Mapping™. Ultimately, competition with our approach will be driven by its cost per procedure, ease-of-use, sensitivity specificity, and ability to be used by non-trained or lightly trained personnel in the point of care environment.  The emerging tests are Polymerase Chain Reaction, TB Breathalyzer, Q-Beta Replicase Assay, Transcription-Medicated Amplification, Ligase Chain Reaction, Strand Displacement Amplification, Nucleic Acid Sequence-Based Amplification and Branched DNA.

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

On March 24, 2009, the Company signed a Memorandum of Understanding (“MOU”) with Aurum Innova (Pty) Limited (“Innova”) and the National Health Laboratory Services of South Africa (“NHLS”).  The purpose of the agreement is for the parties to jointly undertake activities for the completion of our Signature Mapping™ Tuberculosis (“TBDx”) product for deployment in the NHLS laboratories.  The parties will collaborate to enhance TBDx’s overall performance, customize its use for application in the National Health Laboratory Services tuberculosis diagnosis and quality management program, and clinically evaluate, measure, and test TBDx performance.  The collaboration includes conducting the clinical evaluation at selected NHLS laboratories that conduct sputum slide tuberculosis analysis and diagnosis.

In February 2009, the Company in conjunction with our partner the Aurum Institute established a Scientific Advisory Board in South Africa, and its members include Dr. Gavin J. Churchyard, founder and CEO of Aurum Institute for Health Research, Dr. David Clark, President of the Aurum Institute for Health Research, Dr. Gerrit Coetzee, Head of the National Tuberculosis Reference Laboratory of the National Health Laboratory Services, Dr. Bernard Fourie, Chief Scientific Officer with the Medicine in Need Inc organization, Mr. Stan Harvey, Acting Executive Regional Manager of the National Health Laboratory Services, and Dr. Natalie Beylis, Director of Laboratory Tuberculosis Services at the National Health Laboratory Services Braamfontein Hospital.  The responsibilities of the Scientific Advisory Board include the identification of product specifications for our Signature Mapping™ Tuberculosis (“TBDx™”) product, and determine how the technology will be implemented in South Africa.  The Scientific Advisory Board met in May 2009, and agreed on the requirements for TBDx application and detection performance, and overall customer requirements.  The establishment of the Scientific Advisory Board led to the memorandum of understanding between Guardian, Aurum, and NHLS, discussed above.

The Company was granted by the United States Patent & Trademark Office (“USPTO”) a patent underlying our Signature Mapping™ technology.  The patent, for the “System and Method for Identifying Objects of Interest in Image Data.” was granted on February 17, 2009, Patent No. US 7,492,937.

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

Results of Operations

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

The following analysis reflects the condensed consolidated results of operations of Guardian Technologies International, Inc. and its subsidiaries.

Net Revenues.  Net revenues decreased by $29,528 or 100% in the three-month period ended June 30, 2009, as compared to 2008.  The Company increased its efforts and focus on developing the PinPoint™ and Signature Mapping™ imaging technologies, and has discontinued active marketing of the FlowPoint™ product that comprised the 2008 revenue for the three months ended June 30, 2008.

Cost of Sales.  Cost of sales for the quarter ended June 30, 2009 was $2,655, compared to $2,492 (8.4% of net revenue) during the same period in 2008, an increase of $163.  Labor costs for the quarter ended June 30, 2009 of $2,655, as compared to no labor costs for the same period in 2008, an increase of $2,655 (100%), and represents the costs associated with the funded research and development fixed price contract with the U.S. Department of Homeland Security for the further development of our explosives detection technology. There were no other costs for the quarter ended June 30, 2009, as compared to $2,492 for the same period in 2008, a decrease of $2,492 (100%), which represents a decrease in material and travel costs related to our FlowPoint™ product during the three months ended June 30, 2008.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the quarter ended June 30, 2009, decreased $523,948 (27.1%) to $1,408,063 for 2009 as compared to $1,932,011 for the same period in fiscal 2008.  The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the three-month period ended June 30.

	Three Months Ended June 30
	2009	2008	$ Change	% Change

Payroll and related costs	$ 741,885	$ 779,540	$ (37,655)	(4.8)
Professional fees	111,657	269,270	(157,613)	(58.5)
Research and development costs	136,829	216,457	(79,628)	(36.8)
Insurance costs	21,754	45,312	(23,558)	(52.0)
Rent - building and equipment	84,176	85,524	(1,348)	(1.6)
Travel and related	12,888	50,571	(37,683)	(74.5)
Miscellaneous expenses	24,701	53,864	(29,163)	(54.1)
Depreciation and amortization	29,472	32,991	(3,519)	(10.7)
Stock-based compensation	244,701	398,482	(153,781)	(38.6)
Total	$ 1,408,063	$ 1,932,011	$ (523,948)	(27.1)

Payroll (salary, commissions and benefits) and related costs, which includes salaries, commissions, taxes and benefits, decreased $37,655 (4.8%) due to less labor costs being incurred for selling, general and administrative expense as opposed to research and development.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees.  Professional fees decreased for the three months ended June 30, 2009 versus the same period last year by $157,613, (58.5%) due to: (i) a decrease in accounting fees of $16,567 reflecting a lower pricing model for 2009, (ii) a decrease in legal fees of $27,001 due to lower costs associated with SEC compliance, export licensing, and immigration that were not incurred during the three months ended June 30, 2009, and (iii) a decrease in general consultants of $107,149 due to a reduction in the use of consultants; and (iv) an overall decrease for other professional services of $6,896.

Research and development costs decreased for the three months ended June 30, 2009, compared to the same period last year by $79,628 (36.8%). Signature Mapping™ healthcare project costs increased in the second quarter of 2009 by $12,080 (20.8%) for total costs during the period in 2009 and 2008 of $70,232 and $58,152, respectively.  Research and development costs for our security PinPoint project were $66,597 for the three months ended June 30, 2009 compared to $158,305 for the same period last year, for a decrease of $91,708 or (57.9%) as there was a greater focus on Signature Mapping™ for the second quarter of 2009.

Insurance costs in the three months ended June 30, 2009, were $21,754 compared to $45,312 in the same period in 2008, a decrease of $23,558 (52.0%).  The decrease is attributed to reductions in premium and coverage commencing during the quarter ended December 31, 2008.

Rent decreased by $1,348 (1.6%) to $84,176 in the three months ended June 30, 2009, as compared to $85,524 for the same period in 2008, due to a decrease in the operating expense charges for our leased office space.

Travel and entertainment expense for the three months ended June 30, 2009 of $12,888 compared to the same period for 2008 of $50,571, or a decrease of $37,683 (74.5%).  During the second quarter of 2009, the Company had decreased travel costs associated with business development activities.

Miscellaneous expense decreased by $29,163 (54.1%) to $24,701 for the three months ended June 30, 2009, as compared to $53,864 for the same period in 2008.  The change is related to decreased costs of $9,387 for maintenance, a decrease in tradeshow costs of $5,055, and a decrease in overall miscellaneous expenses of $14,721.

Depreciation and amortization expense in selling, general, and administrative for the three months ended June 30, 2009 of $29,472 compared to the same period for 2007 of $32,991, or a decrease of $3,519 (10.7%).  The reduction in depreciation expense is due to acquired assets that became fully depreciated during the second half of 2008.

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee directors, and consultants in lieu of cash compensation. During the three months ended June, 2009, the Company recognized an expense associated with employee stock option compensation of $235,404 and $9,297 of consulting expense. During the same period of 2008, the Company recognized stock-based compensation expense for employees of $309,405 and consultants of $89,077.  The decrease in stock-based compensation for employees and non-employee members of our Board of Directors of $74,001 (23.9%) is due to the reduction of compensation expense based on decreased fair value as a result of current share prices. The decrease in stock-based compensation expense for consultants of $79,780 (89.6%) reflects decreased usage of stock-based compensation versus cash compensation for consultants.

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

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income.  Other income (expense) for the three months ended June 30, 2009 was income of $132,342 compared to expense ($1,176,786) for the same period last year, for a net increase of $1,309,128 (111.2%).

Interest income for the three months ended June 30, 2009 was an expense of $2 and is derived from interest bearing accounts, and was the result of valuation adjustments during the period for the current year. The $119 (101.7%) decrease from the same period last year is attributed to a lower average daily cash balance in interest bearing accounts during the course of the quarter ended June 30, 2009 and a loss on our foreign currency translation.

Interest expense, excluding other non-operating income, for the three months ended June 30, 2009 was income of $132,344, compared to an expense of $1,176,903 for the same period last year, for a decrease of $1,309,247 (111.2%). The components of the 2009 interest expense, net include; (i) $146,428 of interest expense for the convertible debentures outstanding during the period, (ii) an expense of $1,750 for financing costs, (iii) an expense of $4,257 for short-term convertible notes, and (iv) income of $284,779 for the revaluation of the derivative liabilities associated with the convertible debentures outstanding.

Net Loss and Net Loss per Share. Net loss for the three months ended June 30, 2009 was $1,278,376, compared to $3,081,761 for the same time period in 2008, for a reduction in net loss of $1,803,385 (58.5%).  Net loss per share for the three months ended June 30, 2009 was $0.03 compared to $0.07 in the same period for 2008, based on the weighted average shares outstanding of 49,379,599 and

45,086,249 respectively. The decreased net loss for the three months ended June 30, 2009 compared to the same period in 2008 arose from the following: (i) decreased net revenue of $29,528, (ii) increased cost of sales of $163, (iii) decreased salary and benefit costs of $37,655, (iv) a decrease in professional fees of $157,613, (v) a decrease in research and development costs of $79,628, (vi) decreased stock-based compensation for employees, non-employee members of our Board of Directors and consultants of $153,781, (v) a decrease in depreciation and amortization expense of $3,519, (vi) a net decrease in other operating expenses of  $91,752, (vii) an increase for interest expense, net of $68,134, (ix) a decrease in financing costs of $68,362, (x) a decrease in amortization of debt discount of $386,233, and (xi) a decrease of $922,667 for revaluation of derivative liabilities for the debentures.

Six  Months Ended June 30, 2009 Compared to the Six  Months Ended June 30, 2008

The following analysis reflects the consolidated condensed results of operations of Guardian Technologies International, Inc. and its subsidiaries.

Net Revenues.  Net revenues decreased by $19,282, or 27.9%, to $49,840.  The two factors that impacted the decrease in net revenue are: (i) a funded research and development contract with the U.S. Department of Homeland Security of $49,840 during the first quarter of 2009 for the PinPoint™ product and no such revenue during the same period last year; and (ii) a $69,122 decrease in maintenance revenue for the same period last year with $28,460 taking place in the United Kingdom (UK) where customers are moving to the UK’s National Health System preferred RIS systems, and a decrease of $40,662 in the United States (U.S.) with the maintenance fees for a U.S. customer of our FlowPoint™ product. During the current period of 2009, the Company increased its efforts and focus on developing the PinPoint™ and Signature Mapping™ imaging technologies, and has discontinued active marketing of the FlowPoint™ product.

Cost of Sales.  Cost of sales for the six months ended June 30, 2009 was $72,263 (145.0% of net revenue), compared to $11,692 (16.9% of net revenue) during the same period in 2008, an increase of $60,571, or 314.1% of the decrease in net revenue.  The increased costs are the result of a funded research and development contract with the U.S. Department of Homeland Security which increased labor costs by $69,725, and a decrease in other costs arises from no FlowPoint software license revenue during the six months ended June 30, 2009, therefore no installation labor costs expended in 2009 for a decrease in material costs of $1,944, and a decrease in other costs of $7,210.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the six months ended June 30, 2009, decreased $827,310 (23.7%) to $2,664,606 for 2009 as compared to $3,491,916 for the same period in fiscal 2008.  The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the six-month period ended June 30.

	Six Months Ended June 30
	2009	2008	$ Change	% Change

Payroll and related costs	$ 1,324,951	$ 1,318,687	$ 6,264	0.5
Professional fees	301,228	531,707	(230,479)	(43.3)
Research and development costs	248,795	409,717	(160,922)	(39.3)
Insurance costs	50,459	90,624	(40,165)	(44.3)
Rent - building and equipment	157,508	155,830	1,678	1.1
Travel and related	30,354	104,007	(73,653)	(70.8)
Miscellaneous expenses	72,530	95,489	(22,959)	(24.0)
Depreciation and amortization	59,926	66,432	(6,506)	(9.8)
Stock-based compensation	418,855	719,423	(300,568)	(41.8)
Total	$ 2,664,606	$ 3,491,916	$ (827,310)	(23.7)

Payroll (salary, commissions and benefits) and related costs, which includes salaries, commissions, taxes and benefits, increased $6,264 (0.5%) due to increased labor costs.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees.  Professional fees decreased for the six months ended June 30, 2009 versus the same period last year by $230,479 (43.3%) due to: (i) an decrease in accounting and legal fees of $69,517 and $26,992, respectively; and (ii) a decrease of $133,970 for general consultants and investor relations. During 2008, the Company incurred additional expense for SOX compliance; and increased legal costs associated with SEC compliance, export licensing, and immigration.

Research and development costs decreased for the six months ended June 30, 2009, compared to the same period last year by $160,922 (39.3%), due to the reduction of outside consultants for research and development activities in the current period ended June 30, 2009.  Signature Mapping™ costs increased in the first six months of 2009 by $75,500 (120.5%) for total costs for 2009 and 2008 of $138,173 and $62,673, respectively.  Research and development costs for PinPoint™ were $110,622 for the six months ended June 30, 2009 compared to $347,044 for the same period last year, for a decrease of $236,422 or (68.1%), due to the greater emphasis on our Signature Mapping™ Tuberculosis product development efforts.

Insurance costs in the six months ended June 30, 2009, were $50,459 compared to $90,624 in the same period in 2008, a decrease of $40,165 (44.3%).  The decrease is attributed to reductions in premium and coverage commencing during the quarter ended December 31, 2008.

Rent increased by $1,678 (1.1%) to $157,508 in the six months ended June 30, 2009, as compared to $155,830 for the same period in 2008, due to an increase in the operating expense charges for our leased office space.

Travel and entertainment expense for the six months ended June 30, 2009 of $30,354 compared to the same period for 2008 of $104,007, or a decrease of $73,653 (70.8%).  During the first six months of 2009, the Company had decreased travel costs associated with business development activities due to greater utilization of electronic communication than travel.

Miscellaneous expense decreased by $22,959 (24.0%) to $72,530 for the six months ended June 30, 2009, as compared to $95,489 for the same period in 2008.  The net decrease is related to decreased cost of $17,685 for maintenance and a decrease in overall miscellaneous expenses of $5,274.

Depreciation and amortization expense in selling, general, and administrative for the six months ended June 30, 2009 of $59,926 compared to the same period for 2008 of $66,432, or a decrease of $6,506 (9.8%).  The reduction in depreciation expense is due to acquired assets that became fully depreciated during the second quarter of 2008.

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee directors, and consultants in lieu of cash compensation.  During the six months ended June 30, 2009, the Company recognized an expense associated with employee stock option compensation of $407,048 and $11,807 of consulting expense.  During the same period of 2008, the Company recognized stock-based compensation expense for employees of $618,656 and consultants of $100,767.  The decrease in stock-based compensation for employees and non-employee members of our Board of Directors of $211,608 (34.2%) represents a reduction in compensation expense due to a decrease in the fair value of options granted as a result of lower share prices for 2009. The decrease in stock-based compensation expense for consultants of $88,960 (88.3%) reflects decreased usage of stock-based compensation versus cash compensation for consultants.

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

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income.  Other expense for the six months ended June 30, 2009 was $768,143 compared to $1,757,203 for the same period last year, for a net decrease of $989,060 (56.3%).

Interest income for the six months ended June 30, 2009 of $1 is derived from interest bearing accounts.  The decrease of $163 (99.4%) from the same period last year is attributed to a lower average daily cash balance in interest bearing accounts during the course of the six months ended June 30, 2009.

Interest expense (not including other non-operating income) for the six months ended June 30, 2009 was $768,144, compared to $1,757,367 for the same period last year, for a decrease of $989,223 (56.3%).  The components of 2009 include:  (i) $302,765 of interest for the convertible debentures outstanding during the period, (ii) $15,697 for a short-term convertible notes, (iii) $1,750 for financing costs, (iv) $452,823 for the revaluation of the derivative liabilities associated with the convertible debentures outstanding, and (v), $4,891 gain on settlement of debt for the beneficial conversion feature of outstanding debentures converted during the period.

Net Loss and Net Loss per Share.  Net loss for the six months ended June 30, 2009 was $3,455,172, compared to $5,191,689 for the same time period in 2008, for a decreased net loss of $1,736,517 (33.4%).  Net loss per share for the six months ended June 30, 2009 was $0.07 compared to $0.12 in the same period for 2008, based on the weighted average shares outstanding of 47,176,806 and 42,253,379 respectively. The decreased net loss for the six months ended June 30, 2009 compared to the same period in 2008 arose from the following: (i) decreased net revenue of $19,282, (ii) increased cost of sales of $60,571, (iii) decreased professional fees of $230,479 (iv) decreased stock-based compensation for employees, non-employee members of our Board of Directors and consultants of $300,568, (v) a decrease in research and development costs of $160,922, (vi) a net decrease in other operating expenses of  $135,341, and (vii) a decrease in other net non-operating income and expense of $989,060 for accrued interest expense on debt and the revaluation of the derivative liabilities for the debentures.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Six Months Ended June 30
Category	2009	2008

Net cash provided (used) in operating activities	$ (1,203,125)	$ (2,117,253)
Net cash provided (used) in investing activities	(4,117)	(10,896)
Net cash provided by financing activities	1,523,026	2,049,000
Effect of exchange rates on cash and cash equivalents	(13,218)	(252)
Net increase (decrease) in cash	$ 302,566	$ (79,401)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2009 was $1,203,125, compared with net cash used in operating activities of $2,117,253 during the same period for 2008, a decrease in the use of cash for operating activities of $914,128 (43.2%). The decrease in the use of cash is due to: (i) lower operating costs of $291,725 (9.9%), including but not limited to a decrease in revenue of $19,282 (27.9%), an increase in cost of sales of $60,571 (518.1%), decreases in selling, general and administrative costs (other than depreciation and amortization, and stock based compensation) of $520,236 (19.2%),  and an increase in net interest income and expense (other than noncash items) of $148,658 (89.6%); and (ii)  a net increase in components of operating assets and liabilities of $622,403 (74.3%).

Net Cash Used in Investing Activities

Net cash used in investing activities of $4,117 was for the net purchase of equipment and costs for patent applications for the six months ended June 30, 2009. This compares with net cash used for the same activities of $10,896 for 2008, or an increase of $6,779, or 62.2%. The net increase is comprised of an increase in patent costs of $6,334 (191.9%) and a decrease of $13,113 (92.4%) in equipment purchases.  It is anticipated that we will incur additional patent costs during the current fiscal year ending December 31, 2009 related to further protection of our PinPoint™ and Signature Mapping™ products.

Net Cash Provided by Financing Activities

Net proceeds from financing activities were $1,523,026 for the six months ended June 30, 2009, compared with $2,049,000 for the same period in 2008, or a decrease of $525,974 (25.7%). Of the 2009 proceeds from financing activities, $1,038,026 (68.2%) was from the issuance of a new equity financing, and $485,000 (31.8%) from the issuance of short-term loans.  The decrease in the net cash provided by financing activities is due to (i) a reduction of $811,974 (43.9%) from the issuance of new equity financing, (ii) a reduction of $15,000 (100.0%) from the exercise of employee stock options, (iii) a reduction of $100,000 (100.0%) from the exercise of warrants, (iv) a reduction of $24,000 for proceeds from short-term loans from related parties, and (v) an increase of $425,000 (708.3%) for proceeds from other short-term loans.  Management may seek to raise additional capital through one or more equity or debt financings or bank borrowings. The Company is in discussions with certain accredited investors and an investment bank regarding additional financings through the sale of our debt, equity or equity-based securities, and may seek certain bank borrowing. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company.

Net Proceeds from financing activities in the six months ended June 30, 2008 were $2,049,000, and comprised of $1,850,000 (90.3%) from the issuance of a new equity financing, $100,000 (4.9%) from the exercise of warrants, $15,000 (0.7%) from the exercise of employee stock options, $24,000 (1.2%) from proceeds of short-term loans from related parties, and $60,000 (2.9%) from proceeds of other short-term loans.

Until November 7, 2009, under the terms of our debenture financing documents, we are prohibited from engaging in any transaction in our securities in which the conversion, exercise or exchange rate or other price of such securities is based upon the trading price of our securities after initial issuance or otherwise subject to reset unless the transaction is (i) approved by purchasers holding at least 67% of the principal amount of our Series A Debentures then outstanding, or (ii) no purchaser then holds more than 20% of the principal amount of the Series A Debentures originally purchased in our Series A Debenture financing.

Cash and Cash Equivalents

Our cash and cash equivalents increased for the six months ended June 30, 2009 by $302,566, compared to a net decrease in cash and cash equivalents for the same period ending June 30, 2008 of $79,401.  As outlined above, the increase in cash and cash equivalents for the current fiscal period to-date was the result of; (i) cash used in operating activities of $1,203,125, (ii) cash used for the net purchase of equipment and patent costs of $4,117, (iii) $13,218 for the negative effect of currency exchange rates, and (iv) an increase in cash by $1,523,026 from financing activities.  The overall net change in cash and cash equivalents of $381,967 (481.1%) was the result of a decrease in cash used in operating activities of $914,128, $6,779 from the net purchase of equipment and patent costs, offset by a reduction of $525,974 from financing activities, and $12,966 for the negative effect of currency exchange rates.

Our cash and cash equivalents decreased for the six months ended June 30, 2008 by $79,401 to $21,735 or 78.5%.  This decrease was the result of cash used in operating activities of $2,117,253, and $10,896 for the net purchase of equipment and refund of patent costs, offset by $2,049,000 from financing activities, and $252 for the negative effect of currency exchange rates.

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

	(Unaudited)
Category	June 30, 2009	December 31, 2008

Cash and cash equivalents	$ 383,343	$ 80,777

Current assets	447,740	211,957
Current liabilities	12,000,664	9,835,488
Working capital (deficit)	$ (11,552,924)	$ (9,623,531)

At June 30, 2009, we had a working capital deficit of $11,552,924, compared with a working capital deficit at December 31, 2008 of $9,623,531, an increase in working capital deficit of $1,929,393 (20.0%). As of June 30, 2009, the Company had cash and cash equivalents of $383,343 as compared to $80,777 on December 31, 2008. The increase in cash is the net result of our operating, investing and financing activities outlined above. Our revenue generating activities during the period, as in previous years, have not produced sufficient funds for profitable operations, and we have incurred operating losses since inception.  Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations.  In addition to raising cash through additional financing activities, we have supplemented, and expect to continue to supplement, our future working capital needs through the extension of trade payables and increases in accrued expenses.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

At December 31, 2008, we had a working capital deficit of $9,623,531, as the result of our limited revenue and reduced financing activities. Our revenue generating activities during the year, as in previous years, had not produced sufficient funds for profitable operations, we have incurred operating losses since inception and have assumed substantial debt in the form of extending trade payables, noninterest bearing loans from our chief executive officer, additional deferral of salaries for executive officers, employees and a consultant, issuance of short-term convertible notes, and lower deferred revenue.

 In view of the above matters, realization of certain of the assets in the accompanying balance sheets is dependent upon our continued operation, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of its future operations.

Other Liabilities

Under a Securities Purchase Agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock. The Company issued an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants at a first closing held on November 8, 2006 and, due to the reset conversion feature embedded in the notes and the warrant, the transaction was recognized as a liability under generally accepted accounting principles.  We also issued an aggregate of 623,520 common stock purchase warrants to the placement agent in such financing which were upon terms substantially similar to the Series D Warrants.  Due to milestone-related adjustments, the initial exercise price of $1.15634 may be reset and the maximum number of shares to be issued under the debentures was indeterminable as of December 31, 2007. The Company issued an additional $2,575,000 in principal amount of the Series A Debentures at a second closing held on April 12, 2007, following the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants. The Company allocated proceeds from the second closing to the embedded conversion features of the Series A Debentures and Series D Warrants that were recognizable as a liability under generally accepted accounting principles. One-half of the Series D Warrants became exercisable on November 8, 2006 (2,226,854 warrants), and the remaining one-half became exercisable on April 12, 2007 (2,226,855 warrants). The Series D Warrants and the placement agent’s warrants issued as compensation in the offering to Midtown Partners & Co., LLC, may be exercised via a cashless exercise if certain conditions are met. The Company considered Emerging Issues Task Force Issue 00-19 (EITF 00-19), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and concluded that there were insufficient shares to share settle the contracts. The Series D Warrants that became exercisable at the first closing will expire on November 8, 2011, and those related to the second closing will expire in April 12, 2012. On April 1, 2007, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants issued as compensation to Midtown Partners & Co., LLC, were reset to a price $0.7453 per share, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008.  As of June 30, 2009, an aggregate of $1,931,795 in principal amount of the Series A Debentures have been converted into 2,610,037 shares of common stock, and an aggregate of 864,798 Series D Warrants have been exercised resulting in the issuance of 864,798 shares of common stock. Accordingly, as of June 30, 2009, holders of the Company’s Series A Debentures have converted an aggregate of $1,931,795 in principal amount of the debentures, $3,218,205 in aggregate principal amount of the debentures remain unconverted, and 3,588,911 Series D Warrants remain unexercised.  As a result of the June 2009 financing in which the Company issued shares of common stock and warrants, the conversion price of our debentures and the exercise price of the Series D Warrants may be required to be adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the Series D Warrants (including the warrants the Company issued to the placement agent in the financing) would be increased to an aggregate of 6,889,848 Series D warrants.

As of the date of the filing of this report, 13,610,816 warrants (excluding the warrants exercisable by the debenture holders) may be exercised pursuant to the cashless exercise provisions of such warrants, which may be subsequently resold under the provisions of Rule 144 under the Securities Act.  Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.

The outstanding convertible debentures in the principal amount of $3,218,205 became due on November 7, 2008 and outstanding accrued interest was $689,808 as of June 30, 2009. The Company received a notice from three holders of the debentures advising it that the debentures were due November 7, 2008, including payment of all accrued and unpaid interest, and that failure to pay the debentures in full, including certain late fees, constitutes an event of default under the debentures and that failure to remit payment of the debentures and all late fees may result in enforcement of their rights and remedies under the debentures and applicable law. We may be considered in default by other debenture holders.  As of the date of the filing of this Report, except as noted above, the holders of the debentures have not sought to enforce their rights under the debentures.  The Company is seeking additional financing to repay the debenture holders. Also, the Company has engaged in discussions with certain holders of the debentures in an effort to re-negotiate the terms of the debentures and extend their maturity date. As a condition to any extension, debenture holders may seek to amend or modify certain other terms of the debentures. In addition, the Company did not make timely payment of the interest due under the Series A Debentures on July 1, 2008, October 1, 2008, January 1, 2009, April 1, 2009, and July 1, 2009, which may be deemed events of default under the debentures. The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default. The Company is required to maintain the registration of the shares underlying the debentures and Series D Warrants as required under the terms of our agreements with the holders of the debentures which may be deemed an event of default under the Debentures. Effective August 15, 2008, after the Company received waivers of registration requirement from 93% of the outstanding debentures for the shares underlying the debentures, the Company withdrew from registration under the Securities Act the April 28, 2008 Form S-1 Registration Statement covering the resale of the shares underlying the debentures and warrants issued to debenture holders.  If an event of default occurs under the debentures, the debenture holders may elect to require the Company to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and the Company may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law. In anticipation of the election of default by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default amount at approximately $645,641 as of December 31, 2007, and re-measured the default amount at approximately $722,299 as of December 31, 2008. As of June 30, 2009, the default amount was re-measured at approximately $781,603, which is reflected in the carrying value of the debentures. This default amount was recognized as interest expense in Fiscal 2007 of approximately $645,641, and an additional $76,658 during Fiscal 2008, and $59,304 during the six-month period ended June 30, 2009.

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

The Series D Warrants are exercisable at the same price as the conversion price of the debentures outlined above.  If certain milestones are not met, the conversion price of the Debentures and exercise price of the Series D Warrants may be and were re-set.  Also, the exercise price may be adjusted under anti-dilution and other price re-set provisions contained in the Series D Warrants.  One-half of the Series D Warrants became exercisable on the date of the first closing on November 8, 2006, and the remaining one-half of the Series D Warrants became exercisable on the date of the second closing on April 12, 2007. The original conversion price was $1.1563 per share, but has been reset to $.4089 effective May 20, 2008 (the final milestone reset provision).  As a result of the June 2009 financing in which the Company issued shares of common stock and warrants, the exercise price of the Series D Warrants may be required to be adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share and the number of shares underlying the Series D Warrants (including the warrants the Company issued to the placement agent in the financing) would be increased to an aggregate of 6,889,848 shares.

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

The conversion price of the Debentures and the exercise price of the Series D Warrants or the number of shares to be issued upon conversion or exercise of the Debentures and Series D Warrants are subject to adjustment in the event of a stock dividend, stock split, sales of securities below there then conversion or exercise price, subdivision or combination of our shares of common stock, reclassification, a subsequent rights offering, or a reclassification of our shares. Also, if we effect a merger or consolidation with another company, we sell all or substantially all of our assets, a tender offer or exchange offer is made for our shares, or we effect a reclassification of our shares or a compulsory share exchange, a holder that subsequently converts its Debenture will be entitled to receive the same kind and amount of securities, cash or property as if the shares it is entitled to receive on the conversion had been issued and outstanding on the date immediately prior to the date any such transaction occurred. No such events have occurred through the date of this filing.

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

On April 28, 2008, the Company filed a new Form S-1 Registration Statement with the Securities and Exchange Commission (“SEC”), to register additional shares for resale by certain holders (“Registered Shares”) of the Series A Convertible Debentures and Series D Warrants upon conversion or exercise thereof at a lower conversion price due to the reset provisions of the agreements, and to carry forward in such registration statement certain unsold shares from our Form S-1 Registration Statement that became effective April 9, 2007 (Registration Statement), in a combined prospectus under applicable SEC Rules. On June 5, 2008, Guardian filed a Post-Effective Amendment No. 1 to the Registration Statement (“Post-Effective Amendment No. 1”) to de-register 1,157,971 shares of Common Stock issuable in lieu of interest accrued through December 22, 2006, which became effective on June 6, 2008.  On July 25, 2008, the Company filed a Post-Effective Amendment No. 2 to the Registration Statement (“Post-Effective Amendment No. 2”) to de-register an aggregate of an additional 4,208,495 of the Registered Shares. This amount includes: (i) an aggregate of 2,465,460 Registered Shares previously registered under the Registration Statement for resale by certain of the holders of the Company’s Series A 10% Senior Convertible Debentures (the “Debentures”) upon conversion thereof; and (ii) an aggregate of 1,743,035 Registered Shares previously registered under the Registration Statement that represent additional shares registered under the Registration Statement for resale by certain of the holders of the Debentures and Series D Common Stock Purchase Warrants upon conversion or exercise thereof, which was approved by the SEC on August 6, 2008. On August 15, 2008, the Company filed a Post-Effective Amendment No. 3 to the Registration Statement to de-register the remaining unsold shares under the Registration Statement, which became effective August 13, 2008. Effective August 15, 2008, and in view of the Company’s then-current financing requirements, the Company withdrew from registration under the Securities Act the April 28, 2008 Form S-1 Registration Statement covering the shares underlying the debentures and warrants issued to debenture holders.

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

Midtown Partners & Co., LLC acted as placement agent for the financing pursuant to the terms of a Placement Agent Agreement, dated July 14, 2006, between us and Midtown. At the first closing, we paid or issued the following compensation to Midtown for its services as placement agent in connection with the offering: (i) sales commissions in the amount of $180,250; (ii) non-accountable expense reimbursement and legal fees of $30,000 of which $10,000 was paid prior to closing, (iii) placement agent’s warrants to purchase an aggregate of 623,520 shares (one half of the Midtown placement agent’s warrants are exercisable commencing on November 6, 2006 and the remaining one-half become exercisable on the second closing). The second closing took place on April 12, 2007, at which time we paid the following compensation to Midtown for its services as placement agent in connection with the offering: (i) sales commissions in the amount of $180,250; (ii) non-accountable expense reimbursement and legal fees equal to 1% of the second closing or $25,750, (iii) the placement agent’s warrants to purchase an aggregate of 311,760 shares (the remaining one-half of the placement agent’s warrants). The Midtown placement agent’s warrants are exercisable at a price of $0.4089, are exercisable for a period of five years from the date they become exercisable. The exercise price may be re-set as disclosed above for the convertible debentures, contain a piggyback registration right, a cashless exercise provision and are substantially identical to the warrants issued to purchasers in the Debenture and Warrant offering. As a result of the June 2009 financing, the exercise price of the placement agent’s warrants may be required to be adjusted under the anti-dilution provisions of such warrants to a price of $0.25 per share and the number of shares underlying the placement agent’s warrants would be increased to an aggregate of 1,019,828 shares.

Proceeds of the two offerings were used for the purpose of hiring new personnel, research and development, registration expenses, repaying $200,000 in loans made to us by Mr. Michael W. Trudnak, our Chairman and CEO, and for general working capital purposes.  In connection with the transaction, Mr. Trudnak agreed to amend certain loan agreements with us pursuant to which he had previously loaned to us an aggregate of $402,000. Mr. Trudnak agreed to extend the date the principal amount is due under such loans until May 31, 2007; however, $100,000 of the principal amount of Mr. Trudnak’s April 21, 2006 loan was due upon our raising $2,500,000 from the closing on sale of our securities after November 6, 2006, and was paid immediately $100,000 following the first closing of the financing, and an additional $100,000 was to be paid immediately following the second closing of the financing, and the remaining balance of $202,000 would be paid upon our raising an aggregate of $5,000,000 from the closing on sale of our securities after November 6, 2006. As of the date of this filing, the anticipated payments of $100,000 and $202,000 have not been made, Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008 for total outstanding notes of $226,000, and the notes were extended to May 31, 2010.

During June 2009, the Company issued convertible promissory notes in the amount of $485,000.  The six-month notes accrue interest at a rate of 10% per annum.  The notes are convertible, at the holder’s option into shares of common stock at a conversion rate of $0.25 per share.  If converted, the holder would receive common stock purchase warrants for the right to purchase an equal number of shares.  The warrants would be exercisable at a price of $0.25 per share and expire sixty (60) months from the date issued.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current of future effect upon our financial condition or results of operations.

Financial Condition, Going Concern Uncertainties and Events of Default

During the six-month period ended June 30, 2009, the Company’s revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying condensed consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. As discussed below, we are in default under the terms of our outstanding Series A Debentures which became due on November 7, 2008.  We received a notice of default from three holders of the debentures.  The amount due to our debenture holders for interest and principal as of June 30, 2009, was approximately $3,908,013 (of which $3,218,205 represents principal and $689,808 in accrued interest), exclusive of potential default amounts of approximately $781,603.  Also, we have outstanding trade and accrued payables of approximately $5,262,257 including accrued salaries due to our employees and management of $3,011,648. Also, our Chief Executive Officer’s net outstanding noninterest-bearing loans were $226,000, and other short-term loans of $545,000.

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

As of June 30, 2009, we had a cash balance of $383,343. Subsequently and through July 31, 2009, we received $178,000 (net of commissions and expenses in the amount of $12,000) from the issuance of short-term promissory notes, and $25,000 from the issuance and sale of common stock and warrants in a private placement.  Management believes these funds to be insufficient to fund our operations, absent any cash flow from operations or funds from a “best efforts” private offering of our securities through a registered broker-dealer that will act as placement agent in the offering.  We are currently spending or incurring expenses of approximately $445,000 per month on operations and the continued research and development of our 3i technologies and products.  Management believes that we will require approximately an additional $5,340,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. This assumes that holders of our outstanding debentures convert such debentures into shares of our common stock of which there can be no assurance.  In the event the debenture holders do not convert such debentures or require payment of the interest and principal due November 7, 2008 (the maturity date of the debentures), partially convert such debentures, or effect the buy-in provision related to the warrants and the debentures, we may be required to raise additional financing.

If the proceeds from the financings are insufficient to fund our operations, pay our trade payables, and repay our unconverted debentures, or our debenture holders seek to enforce their rights under the debentures, our results of operations and financial condition could be materially and adversely affected and we may be unable to continue our operations.  There can be no assurances that we will be successful in our efforts to raise any additional financing, any bank borrowing, and research or grant funding to repay the debentures or in our efforts to renegotiate our convertible debentures.  Moreover, in view of the current market price of our stock, we may have limited or no access to the capital markets. Also, under the terms of our agreements with the debenture holders, we are subject to restrictions on our ability to engage in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is based upon the trading price of our securities after initial issuance or otherwise subject to re-set.   In view of the foregoing, we may be required to curtail operations significantly, or obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

Our outstanding convertible debentures in the principal amount of $3,218,205 became due on November 7, 2008.  We have received a notice from three holders of our debentures advising us that the debentures were due November 7, 2008, including payment of all accrued and unpaid interest, and that failure to pay the debentures in full, including certain late fees, constitutes an event of default under the debentures and that failure to remit payment of the debentures and all late fees may result in enforcement of their rights and remedies under the debentures and applicable law. As of the date of this report, except as noted below, the holders have not sought to enforce their rights under the debentures.  We are seeking to re-negotiate the terms of the debentures, including the repurchase of the debentures and/or seeking to extend their maturity date.  In such event, and as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. In addition, we did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008, October 1, 2008, January 1, 2009, April 1, 2009, and July 1, 2009, which may be deemed to be events of default under the debentures. Our ability to repurchase the debentures is contingent on our ability to raise additional financing, of which there can be no assurance.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after we become aware of such default, will be deemed an event of default. The Company is required to maintain the registration of the shares underlying the debentures and Series D Warrants as required under the terms of our agreements with the holders of the debentures which may be deemed an event of default under the Debentures. On August 15, 2008, after the Company received waivers of registration from 93% of the outstanding debentures for the shares underlying the debentures, the SEC granted our request to withdraw the April 28, 2008 Form S-1 Registration from registration under the Securities Act.  Accordingly, we do not have a currently effective registration statement covering the reoffer and resale of shares underlying the Series A Debentures and Series D Warrants.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  As of the date of this filing, three debenture holders have sent notices of default under such debenture, and we may be considered in default by other debenture holders. In anticipation of such election by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $722,299 as of December 31, 2008. As of June 30, 2009, the default amount was remeasured at approximately $781,603, which is reflected in the carrying value of the debentures.  This default amount was recognized as interest expense in Fiscal 2007 of approximately $645,641, an additional $76,658 during Fiscal 2008, and $59,304 during the six-month period ended June 30, 2009.

During fiscal 2009, our total stockholders’ deficit increased by $2,016,207 to $10,911,148, and our condensed consolidated net loss was $3,455,172. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, the Company’s insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of

Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

In view of the foregoing, the Company is continuing to seek to raise additional financing through one or more debt or equity offerings, bank borrowings, and research or grant funding.  During the period commencing October 27, 2008 through April 24, 2009, the Company conducted a private placement of its units of securities (the “2008 Private Placement”) exclusively to accredited investors, each unit consisting of 48,780 shares of common stock and 97,560 Class L Common Stock Purchase Warrants. At a series of closings held during the offering period, the Company sold an aggregate of 55.9 units of securities, issued an aggregate of 2,728,265 shares of common stock and 5,456,531 Class L Warrants for gross proceeds of $1,118,500 (or $1,010,776, net of commission and other expenses of $107,724). In connection with the sale of the units, the placement agent received a commission of 8% of the gross proceeds of the placement, or total sales commissions of $89,480 and an expense reimbursement of $18,244. The Class L Warrants are exercisable at a price of $0.41 per share, contain a cashless exercise provision, a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance. The placement agent for the offering acted on a best efforts basis pursuant to the terms of a placement agreement with the Company. Also, the Company issued to the placement agent 272,826 placement agent’s warrants equal to 10% of the number of shares sold in the offering (but excluding the shares underlying the warrants issued to investors), each warrant exercisable at a price of $0.45 per share for a period of five years from the date of issuance. During the period of January 1, 2009 through April 24, 2009, and included above, the Company sold an aggregate of 44.7 units of securities, each unit consisting of 48,780 shares of common stock and 97,560 Class L Warrants. Accordingly, the Company issued an aggregate of 2,179,490 shares of common stock and 4,358,981 Class L Warrants for gross proceeds of $893,501 (or $821,248, net of commission and other expenses of $72,253). In June 2009, the Company sold to accredited investors an aggregate of 900,000 shares of common stock and 900,000 Class M Warrants for gross proceeds of $225,000 ($216,250, net of expenses of $8,750).  The warrants are exercisable at a price of $0.25 per share and expire in June 2014.  During June 2009, at a series of closings, the Company issued convertible promissory notes to certain accredited investors in the amount of $485,000.  The six-month notes accrue interest at a rate of 10% per annum. The notes are convertible, at the holder’s option into shares of common stock at a conversion rate of $0.25 per share.  If converted, the holder would receive common stock purchase warrants for the right to purchase an equal number of shares.  The warrants would be exercisable at a price of $0.25 per share and expire sixty (60) months from the date issued.

On July 20, 2009, the Company entered into a placement agent agreement (the “2009 Private Placement”) with a registered broker-dealer that acted as the placement agent for the Company’s 2008 Private Placement.  The placement agent agreement is with regard to a “best efforts” private placement of the Company equity and equity-linked securities.  The placement agreement and the terms of the offering are upon substantially the same terms and conditions as the placement agreement for the Company’s 2008 Private Placement.  Such securities will not be or have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  Additionally, we are seeking research and grant funding from sources in connection with the development of our PinPoint™ and Signature Mapping™ products.

Significant Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented.  For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Except as disclosed in Note 2 of our 2008 Form 10-K, there have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the six-months ended June 30, 2009.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

 Our market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. There were no international revenues in the six-month period ended June 30, 2009 from Wise Systems, our subsidiary located in the United Kingdom. International operations are mostly from our foreign subsidiary and are typically denominated in British pounds. Additionally, our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts which are charged to Wise and recorded as inter-company receivables on the books of the U.S. parent company. We are also exposed to foreign exchange rate fluctuations as the financial results of Wise are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability. As of June 30, 2009, $14 of our cash and cash equivalents balance was included in our foreign subsidiaries.

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

Based on this evaluation, and for the reasons discussed below, the Certifying Officers determined that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the Reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure. On June 22, 2009, the Company filed a Form 8-K with the SEC disclosing the establishment of the 2009 Stock Compensation Plan.  The report was due June 10, 2009.  Also, on August 4, 2009, the Company filed a Form 8-K with the SEC regarding the sale of certain unregistered securities, and certain related matters.  The report was due June 16, 2009.

Although the Certifying Officers have determined that our disclosure controls and procedures are not effective, management continues to believe that we have made significant improvements in these areas, but recognize that this is an ongoing progress. The Company continues to file late-file certain Forms 8-K.  The Audit Committee continues to believe that this and certain related matters should be best addressed by: (a) additional education and professional development for the Company’s accounting and other staff on new and existing applicable SEC filing requirements, certain applicable SEC disclosure requirements, and the timing of the filing thereof,  and (b) reviewing disclosure requirements, including Form 8-K and Regulation S-K disclosure requirements, SEC staff guidance and interpretations related thereto.

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

We did not make timely payment of the principal and interest due under our Series A Debentures.  Such amounts were due on November 7, 2008.  We have received a notice from three holders of our debentures advising us that the debentures were due November 7, 2008, including payment of all accrued and unpaid interest, and that failure to pay the debentures in full, including certain late fees, constitutes an event of default under the debentures and that failure to remit payment of the debentures and all late fees may result in enforcement of their rights and remedies under the debentures and applicable law.  As of the date of this Report, except as noted above, holders have not sought to enforce their rights under the debentures.  We have not maintained the registration of the shares underlying the debentures and Series D Warrants as required under the terms of our agreements with the holders of the debentures each of which may be deemed an event of default under the Debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  Also, we late paid the interest due under the debentures on January 1, 2008.  Due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $722,299 as of December 31, 2008. As of June 30, 2009, the default amount was remeasured at approximately $781,603, which is reflected in the carrying value of the debentures.  This default amount was recognized as interest expense in Fiscal 2007 of approximately $645,641, an additional $76,658 during Fiscal 2008, and $59,304 during the six-month period ended June 30, 2009.

As of June 30, 2009, the outstanding principal amount due under our convertible debentures was $3,218,205, and accrued interest is approximately $781,603. We have insufficient cash to repay the amounts due to our debenture holders.  Such holders may seek to protect and enforce their rights or remedies either by suit in equity or by action at law, or both, whether for payment or for specific performance of any covenant in the debenture or other agreement we entered into with the holders.  We have sought to renegotiate the terms of the debentures including extending their maturity date.  As a condition to the renegotiation, the debenture holders may seek to amend or modify certain terms of the debentures. We are also seeking to raise additional financing to repay the debenture holders. There can be no assurances we will be successful in our efforts to renegotiate the terms of the debentures or to obtain any additional financing to repay the debenture holders.  In the event we are unable to make the payment to our debenture holders, such holders may seek to have a receiver appointed with regard to us.

We have a severe working capital deficit and, in addition to proceeds from financings, we continue to have outstanding loans from our chief executive officer and deferred and accrued salaries by our executive officers, and accrued salaries to other employees to indirectly continue to fund operations.

As of June 30, 2009, we had a working capital deficit of $11,552,924. During the six months ended June 30, 2009, our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  Although we have obtained cash from certain financings, we continue to have outstanding loans from our chief executive officer of $226,000, and deferred and accrued salaries of our executive officers in the amount of $1,490,220, and accrued salaries to other employees of $1,521,428.

Dilutive effect of conversion of Series A Debentures and exercise of Series D Warrants, Series E Warrants, and Midtown placement agent’s warrants.

Under a Securities Purchase Agreement, dated November 3, 2006, we entered into with certain institutional accredited investors; we sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Warrants to purchase an aggregate of 4,453,709 shares of our common stock (of which 3,588,911 are unexercised as of the date of this report).  We issued an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants at a first closing held on November 8, 2006, and, due to the conversion feature embedded in the debentures and the warrants, the transaction was recognized as a liability under generally accepted accounting principles.  We issued an additional $2,575,000 in principal amount of the Series A Debentures at a second closing held April 12, 2007, following the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debenture and Series D Warrants.  The proceeds from the second closing were allocable to the embedded conversion features of the Series A Debentures and Series D Warrants, and recognized as a liability under generally accepted accounting principles. As previously disclosed, the debentures are currently in default and otherwise due November 7, 2008 and, therefore, the carrying amount of the debentures and related derivative liability related to the embedded conversion feature are classified as current.  One-half of the Series D Warrants became exercisable on November 8, 2006, and the remaining one-half became exercisable on April 12, 2007.  The Series D Warrants and the Placement Agent’s Warrants issued as compensation in the offering to Midtown Partners & Co., LLC, may be exercised via a cashless exercise if certain conditions are met.  We considered Emerging Issues Task Force Issue 00-19 (EITF 00-19), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and concluded that there were insufficient shares to share settle the contracts.  The Series D Warrants that became exercisable at the first closing will expire on November 8, 2011, and those related to the second closing will expire in April 12, 2012. The number of additional shares potentially issuable under the derivative and warrant liabilities was determinable as of the final milestone reset date determined on May 20, 2008, and therefore, the derivative and warrant liabilities were reclassified as stockholders’ equity in accordance with currently effective generally accepted accounting principles.

The Series A Debentures and Series D Warrants contained certain milestone-related adjustments to the conversion price of the debentures and exercise price of the warrants that were not met.  Therefore, the conversion of the debentures and exercise price of the warrants has been reset three times as follows: from $1.15634 per share, as of the date of the original financing in November 2006, to $0.7453 per share as of April 1, 2007, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008.  As a result of the June 2009 financing in which we issued shares of common stock and warrants, the conversion price of our debentures and the exercise price of the Series D Warrants may be required to be adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and may require us to issue an aggregate of 12,872,820 shares upon conversion of the Debentures, and, as a result thereof, the number of shares underlying the Series D Warrants (including the warrants the Company issued to the placement agent in the financing) may be increased to an aggregate of 6,889,848 shares.  We may be required to further re-set the conversion or exercise price of such debentures and warrants and to issue additional shares in the event the price or other anti-dilution provisions of the Series A Debentures and Series D Warrants are triggered.  As of December 31, 2008, holders of our Series A Debentures have converted an aggregate of $1,921,795 in principal amount of the Series A Debentures and $3,228,205 in principal amount remains unconverted. A holder of our Series D Warrants exercised an aggregate of 864,798 of such warrants and we issued an aggregate of 864,798 Class E Warrants as an inducement for such exercise. The Class E Warrants are exercisable for a period of five years at an exercise price of $1.17 per share.  Furthermore, as of the date of filing this Report, 13,610,816 warrants (excluding the warrants exercisable by the debenture holders) may be exercised pursuant to the cashless exercise provisions of such warrants, which may be subsequently resold under Rule 144 under the Securities Act.  Increased sales volume of our common stock could cause the market price of our common stock to drop.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

The outstanding convertible debentures of $3,218,205 became due on November 7, 2008 and outstanding accrued interest of $689,808 as of June 30, 2009. The Company received a notice from three holders of the debentures advising it that the debentures were due November 7, 2008, including payment of all accrued and unpaid interest, and that failure to pay the debentures in full, including certain late fees, constitutes an event of default under the debentures and that failure to remit payment of the debentures and all late fees may result in enforcement of their rights and remedies under the debentures and applicable law. Except as noted above, the holders of the debentures have not sought to enforce their rights under the debentures. The Company is seeking additional financing to repay the debenture holders. The Company has engaged in discussions with certain holders of the debentures in an effort to re-negotiate the terms of the debentures and extend their maturity date.  As a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. In addition, the Company did not make timely payment of the interest due under the Series A Debentures on July 1, 2008, October 1, 2008, January 1, 2009, April 1, 2009 and July 1, 2009, which may be deemed events of default under the debentures. The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default. The Company is required to maintain the registration of the shares underlying the debentures and Series D Warrants as required under the terms of our agreements with the holders of the debentures which may be deemed an event of default under the Debentures. Effective August 15, 2008, after the Company received waivers of registration from 93% of the outstanding debentures for the shares underlying the debentures, the Company withdrew from registration under the Securities Act the April 28, 2008 Form S-1 Registration covering the resale of the shares underlying the debentures and warrants.  If an event of default occurs under the debentures, the debenture holders may elect to require the Company to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and the Company may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law. In anticipation of the election of default by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $722,299 as of December 31, 2008. As of June 30, 2009, the default amount was remeasured at approximately $781,603, which is reflected in the carrying value of the debentures.  This default amount was recognized as interest expense in Fiscal 2007 of approximately $645,641, an additional $76,658 during Fiscal 2008, and $59,304 during the six-month period ended June 30, 2009.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.     OTHER INFORMATION

Not Applicable

ITEM 6.     EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

		Incorporated by Reference	Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date
10.94	Master Development Agreement, dated February 4, 2009, by and between Registrant and with Aurum Innova (Pty) Ltd	10-Q	5/13/09
10.95	Memorandum of Understanding, dated March 24, 2009, by and between Registrant, Aurum Innova (Pty) Ltd and National Health Laboratory Services of South Africa	10-Q	5/13/09
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)			X
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)			X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)			X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)			X

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

Date: August 7, 2009