Form 10-Q
period 2009-09-30
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2009-11-16
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

 X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

 Yes __ No  ✓

The number of shares outstanding of the registrant’s common stock, as of November 12, 2009, was 57,685,703.

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

4

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

5

Condensed Consolidated Statements of Cash Flows

6

Notes to Condensed Consolidated Financial Statements

7

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  20

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

38

ITEM 4T.  CONTROLS AND PROCEDURES

38

PART II. OTHER INFORMATION

38

ITEM 1.     LEGAL PROCEEDINGS

38

ITEM 1A.  RISK FACTORS

39

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

40

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

41

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITy HOLDERS

42

ITEM 5.     OTHER INFORMATION

42

ITEM 6.     EXHIBITS

42

SIGNATURES

43

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	September 30	December 31
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$ 1,268	$ 80,777
Accounts receivable	33,600	28,200
Other current assets	1,064	-
Prepaid expenses	45,960	102,980
Total current assets	81,892	211,957

Equipment, net	350,930	421,647

Other Assets
Other noncurrent assets	22,244	22,244
Intangible assets, net	332,875	339,100
Total assets	$ 787,941	$ 994,948

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 2,443,972	$ 1,604,368
Other accrued liabilities	3,387,082	2,406,964
Note payable and advances	60,000	60,000
Note payable and advances, related parties	226,000	226,000
Debentures and convertible notes payable, less discount	5,337,946	3,950,504
Derivative liabilities - embedded conversion feature of debentures and convertible notes	2,396,564	1,578,970
Deferred revenue	10,125	8,682
Total current liabilities	13,861,689	9,835,488

Common shares subject to repurchase, stated at estimated redemption value; 302,222 shares outstanding at September 30, 2009 and December 31, 2008
	66,490	54,401

Stockholders' Equity (Deficit)
Convertible preferred stock, $0.20 par value; authorized 1,000,000 shares
Shares issued and outstanding at September 30, 2009 - none
Shares issued and outstanding at December 31, 2008 - none	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares
Shares issued and outstanding at September 30, 2009 - 54,227,716
Shares issued and outstanding at December 31, 2008 - 47,074,674	54,228	47,075
Additional paid-in capital	71,984,847	69,365,857
Accumulated comprehensive income	62,435	61,450
Deficit accumulated	(85,241,748)	(78,369,323)
Total stockholders' equity (deficit)	(13,140,238)	(8,894,941)
Total liabilities and stockholders' equity (deficit)	$ 787,941	$ 994,948

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Net revenues	$ 23,475	$ 21,494	$ 73,315	$ 90,616

Cost of sales	19,076	4,835	91,339	16,527

Gross profit (loss)	4,399	16,659	(18,024)	74,089

Selling, general and administrative expense	1,875,358	1,553,527	4,539,964	5,045,443

Operating loss	(1,870,959)	(1,536,868)	(4,557,988)	(4,971,354)

Other income (expense)
Interest income	2	152	3	316
Interest expense	(1,546,296)	(1,236,216)	(2,314,440)	(2,993,583)
Total other income (expense)	(1,546,294)	(1,236,064)	(2,314,437)	(2,993,267)

Net loss	$(3,417,253)	$(2,772,932)	$(6,872,425)	$(7,964,621)

Net loss per common share:
Basic and diluted	$ (0.06)	$ (0.06)	$ (0.14)	$ (0.18)

Weighted average number of common shares used in computing basic and diluted net loss per share	52,703,775	45,858,186	48,904,790	44,621,832

Other comprehensive income (loss)
Comprehensive income (loss) - beginning of period	$ 55,063	$ 64,487	$ 61,450	$ 64,827
Cumulative translation adjustments	7,372	(2,091)	985	(2,431)

Comprehensive income (loss) - end of period	$ 62,435	$ 62,396	$ 62,435	$ 62,396

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (6,872,425)	$ (7,964,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88,096	97,696
Stock-based compensation expense	1,257,549	1,122,301
Amortization of bridge notes and debentures discounts	5,671	943,059
Fair value of warrants issued - derivative instruments	-	91,251
Revaluation of derivative instrument expense (income)	1,712,536	1,434,525
Noncash broker compensation expense	32,000	-
Other noncash (stock issued in lieu of interest paid)	22,986	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(5,400)	9,047
Decrease (increase) in other current assets	(1,064)	(4,067)
Decrease (increase) in prepaid expenses	57,112	229,925
Increase (decrease) in accounts payable	838,653	705,891
Increase (decrease) in accrued expenses	980,118	1,055,362
Increase (decrease) in deferred revenue	282	4,663
Net cash flows used in operating activities	(1,883,886)	(2,274,968)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,871)	(68,631)
Investment in patents	(8,574)	(40,339)
Net cash flows used in investing activities	(10,445)	(108,970)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	1,087,526	2,125,000
Proceeds from exercise of employee stock options	-	15,000
Proceeds from exercise of stock warrants	-	100,000
Proceeds (reduction) from short-term notes payable	725,000	60,000
Proceeds (reduction) from short-term note payable, related party	-	24,000
Net cash flows provided by financing activities	1,812,526	2,324,000

Effect of exchange rate changes on cash and cash equivalents	2,296	(4,063)

Net increase (decrease) in cash and cash equivalents	(79,509)	(64,001)
Cash and cash equivalents at beginning of the year	80,777	101,136

Cash and cash equivalents at end of the year	$ 1,268	$ 37,135

Supplemental disclosure of cash flow information:
Remeasurement of common stock subject to repurchase	$ (12,089)	$ 108,799
Interest paid during the period	450	171,069
Conversion of convertible debenture to common stock	232,500	-
Reclassification of certain warrants from (to) permanent equity	-	(4,628,091)

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

Guardian’s core technology is an “intelligent imaging informatics” (“3i™”) engine that is capable of extracting embedded knowledge from digital images, and has the capacity to analyze and detect image anomalies. The technology is not limited by type of digital format.  It can be deployed across divergent digital sources such as still images, x-ray images, video and hyper-spectral imagery. To date, the technology has been tested in the area of threat detection for baggage scanning at airports, for bomb squad applications and the detection of tuberculosis by analyzing digital images of stained sputum slides captured through a photo microscopy system.  Varying degrees of research and development have been conducted in the areas of detection for cargo scanning, people scanning, military target acquisition in a hyper-spectral environment, satellite remote sensing ground surveys and the detection of tuberculosis in a microscopy system.  Product development in these areas is ongoing, and while there can be no assurance, we believe that the technology should produce results equal to or greater than those currently achieved by the current methods.

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

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Positions or Emerging Issue Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”).

The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

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

Under the guidelines of ASC 815-40, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” public companies that are required, or that could be required, to deliver shares of common stock as part of a physical settlement or a net-share settlement, under a freestanding financial instrument, are required to initially measure the contract at fair value (or allocate on a fair value basis if issued as part of a debt financing), and report the value in permanent equity.  However, in certain circumstances (e.g. the company could not ascertain whether sufficient authorized shares exist to settle the contract), permanent equity classification should be reassessed.  The classification of the contract as permanent equity should be reassessed at each balance sheet date and, if necessary, reclassified as a liability on the date of the event causing the reclassification.  If a reclassification occurs from permanent equity to a liability, the fair value of the financial instrument should be removed from permanent equity as an adjustment to stockholders’ equity.  Any portion of the contract that could be net-share settled as of the balance sheet date would remain classified in permanent equity.  Subsequent to the initial reclassification event, changes in fair value of the instrument are charged to expense until the conditions giving rise to the reclassification are resolved.  When a company has more than one contract subject to reclassification, it must determine a method of reclassification that is systematic, rational, and consistently applied.  The Company adopted a reclassification policy that reclassifies contracts with the latest inception date first. To the extent that changes in fair value of  equity instruments relates to financings since November 8, 2006 (the date of first closing under the debenture financing with reset provisions that made the number of potentially issuable shares indeterminable), the increase or decrease in the fair value of the warrants is charged or credited to interest expense. To the extent the equity instruments relate to other transactions (e.g. consulting expense), the increases or decreases are charged or credited based on the nature of the transaction. The number of additional shares potentially issuable under the derivative and warrant liabilities was determinable as of the final milestone reset date on May 20, 2008, and therefore, the derivative and warrant liabilities were reclassified as stockholders’ equity in accordance with currently effective generally accepted accounting principles.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current period presentation.  These classifications had no effect on the previously reported net loss.

Geographic and Segment Information

The Company has two distinct groups of products and services - Security (PinPoint™) and Healthcare (Signature Mapping™), and operates in two independent markets. The Company has determined that as of the balance sheet date, it operates as a single operating unit since the two products make up a slight revenue stream to the Company.  Revenue during the third quarter ended September 30, 2009, of $23,475 was from our security product activities, and for the same period ended September 30, 2008 of $21,494 was from our FlowPoint Radiology Information System (“RIS”) and Picture Archiving & Communication System (“PACS”) products. Revenue during the first nine months ended September 30, 2009, of $73,315 was from our security product and services and for the same period ended September 30, 2008 of $90,616 was from the FlowPoint products.

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

The Company operates in North and South America, and Europe.  In general, revenues are attributed to the country in which the contract originates.

Geographic and Segment Information	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Revenues:
The Americas:
Software licenses	$ -	$ -	$ -	$ -
Research funding	23,475	-	73,315	-
Maintenance and support fees	-	3,378	-	44,040
Total North and South America	23,475	3,378	73,315	44,040

United Kingdom:
Software licenses	-	-	-	-
Research funding	-	-	-	-
Maintenance and support fees	-	18,116	-	46,576
Total United Kingdom	-	18,116	-	46,576
Total Net Revenue	$ 23,475	$ 21,494	$ 73,315	$ 90,616

Long-lived assets, net:
North America			$ 676,790	$ 831,252
United Kingdom			7,015	10,011
Total			$ 683,805	$ 841,263

Long-lived assets consist primarily of goodwill, software, patents, property and equipment.

Stock-Based Compensation

The Company has two active equity compensation plans which include the Amended and Restated 2003 Stock Incentive Plan and the 2009 Stock Compensation Plan.  A total of 50,000,000 shares have been reserved for issuance under these plans in the form of stock-based awards to employees, non-employee directors and outside consultants of the Company, of which 30,256,479 shares remain available for issuance thereunder as of September 30, 2009. The grant of awards under the plans require approval by the Compensation Committee of the Board of Directors of the Company (or the Board of Directors, in the absences of such a committee), and the Committee is authorized under the Plans to take all actions that it determines to be necessary or appropriate in connection with the administration of the Plans.

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

The Company has adopted the provisions of ASC 718-10 to account for its share based payments. ASC 718-10 requires all share-based payments to employees or to non-employee directors as compensation for service on the Board of Directors to be recognized as compensation expense in the consolidated financial statements based on the estimated fair values of such payments. In accordance with ASC 718-10, the Company recognized stock compensation expense for employees and non-employee members of the Board of Directors of $1,204,739 for the nine-month period ended September 30, 2009 and $926,605 for the same period in 2008, and stock-based compensation expense for consultants of $52,810 for the nine-month period ended September 30, 2009 and $195,696 for the same period in 2008.  All options granted in the nine-month period ended September 30, 2009 were at fair value, and the related compensation expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures.  The Company’s estimated forfeiture rates are based on its historical experience within separate groups of employees.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes Merton option pricing model (Black-Scholes model) with the following assumptions:

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

(4)

The expected term assumption incorporates the contractual term of an option grant, which is ten years, as well as the vesting period of an award which, generally vests pro rata over two years. Given the limited nature of the Company’s historical information, we continue to use the simplified method.

The Company accounts for stock options granted to non-employees in accordance with ASC 718-10 and ASC 505-50, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services” and, accordingly, recognizes as expense the estimated fair value of such options as calculated using the Black-Scholes model.  However, fair value is remeasured during the service period at each balance sheet date, and is amortized over the service period to vesting for each option or the term of the recipient’s contractual arrangement, whichever is shorter.

The following is a summary of awards of options granted to, or exercised or forfeited by, employees, non-employee members of the Board of Directors and consultants under the Company’s Amended and Restated 2003 Stock Incentive Plan during the nine-month period ended September 30, 2009.

The following is a summary of the number and type of awards granted to, or exercised or forfeited by, employees, non-employee members of the Board of Directors and consultant pursuant to the Company’s 2009 Stock Compensation Plan during the nine-month period ended September 30, 2009.

	Weighted-Average Grant or Exercise Price Per Share

Fiscal Year and Activity		Number of Shares
Shares reserved for issuance		20,000,000

Issued during 2009 - None
Stock awards	$ 0.21	2,700,000
Restricted stock awards	-	-
Restricted stock rights	-	-
Non-qualified stock options	-	-
Issued as of September 30, 2009	0.21	2,700,000

Reserved for future issuance		17,300,000

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. For financial statement purposes, depreciation is provided on the straight-line method over the estimated useful life of the asset ranging from 3 to 10 years.

	(Unaudited)
Asset (Useful Life)	September 30, 2009	December 31, 2008

Software (3 years)	$ 84,224	$ 84,224
Computer equipment (3 - 5 years)	328,358	317,883
Furniture and fixtures (7 - 10 years)	488,239	488,239
Equipment (7 -10 years)	34,265	34,265
	935,086	924,611
Less accumulated depreciation	584,156	502,964
	$ 350,930	$ 421,647

Depreciation expense for property and equipment was $73,297 and $84,373 in the nine months ended September 30, 2009 and 2008, respectively, and is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Goodwill and Other Intangible Assets

Impairment of Excess Purchase Price over Net Assets Acquired (Goodwill and Other Long-Term Assets) – The Company determines impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill. ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with ASC 350.  ASC 350 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC 360, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  The Company’s assessment for impairment of assets involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, and considers year-end the date for its annual impairment testing, unless information during the year becomes available that requires an earlier evaluation of impairment testing.  Based on a net realizable value analysis for the period ended June 30, 2007, goodwill and the acquired software (FlowPoint) from the acquisition of Wise Systems Ltd. was determined to be fully impaired.  Therefore, the balance of goodwill at December 31, 2008 and September 30, 2009 was $0, respectively.

Intangible Assets – Intangible assets consist of acquired software technology and patents.  Under ASC 350 goodwill and other intangible assets acquired including software technology is considered to have a finite life.  Management has estimated the useful life to be 5 years and amortized such costs on a straight-line basis over this period.  Patent acquisition costs pertaining to PinPoint™ and Signature Mapping™ (products not acquired through acquisition) have been capitalized, and are being amortized on a straight-line basis over the expected 20-year legal life of the patents.  The Company evaluates the periods of amortization continually to determine whether later events or circumstances require revised estimates of useful lives. In addition, ASC 985-20, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” requires the Company to consider whether or not the software technology is impaired on a quarterly basis, using a net realizable value analysis based on projected discounted cash flows. The Company prepared this analysis as of September 30, 2009 and concluded that the intangible assets are not impaired.

Nine Months Ended September 30, 2009
	Beginning Period Cost	Additions	Reductions	Net Book Value
Intangibles with finite lives:
Software technology	$ -	$ -	$ -	$ -
Patent acquisition costs	339,100	8,574	14,799	332,875
	$ 339,100	$ 8,574	$ 14,799	$ 332,875

The Company’s intangible software technology was fully amortized as of December 31, 2008. Therefore, there was no amortization costs associated with software technology during the nine-month period ended September 30, 2009.  We anticipate incurring additional patent acquisition costs during the year ending December 31, 2009 (Fiscal 2009).  Amortization expense for the nine-month period ended September 30, 2009 was $14,799.  The Company’s estimated amortization expense for intangible assets is $5,043 for the remainder of Fiscal 2009, $20,112 for 2010, $20,112 for 2011, $20,112 for 2012, and $267,497 for 2013 and thereafter.

Recently Issued Accounting Pronouncements

In May 2009, ASC 855, “Subsequent Events” (“ASC 855”) was issued. ASC 855 requires the Company to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. ASC 855 is effective for financial periods ending after June 15, 2009. The Company adopted ASC 855 beginning with their interim report dated June 30, 2009.

In June 2008, ASC 470-20-65, “Transition Guidance for Conforming Changes to Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“ASC 470-20-65”) was issued. ASC470-20-65 is effective for years ending after December 15, 2008. The overall objective of ASC 470-20-65 is to provide for consistency in application of the accounting for convertible securities.. The Company has computed and recorded a beneficial conversion feature in connection with certain of its prior financing arrangements and does not believe that ASC 470-20-65 has a material effect on that accounting.

In June 2008, ASC 815-40, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC 815-40”) was issued. The objective of ASC 815-40 is to provide guidance for determining whether an equity-linked financial instrument (or Embedded Feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in ASC 815, “Accounting for Derivative Instruments and Hedging Activities,” for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception as noted in ASC 815. ASC 815-40 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock. The Company has determined ASC 815-40 does not have a material impact on its consolidated financial position, results of operations and cash flows.

In May 2008, ASC 470-20-25, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“ASC 470-20-25”) was issued. ASC 470-20-25 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. ASC 470-20-25 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal periods; early adoption is not permitted. The Company does not believe that the provisions of ASC 470-20-25 have a material impact on the consolidated financial statements.

In April 2008, ASC 350 dealing with the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset was issued. The Company was required to adopt the provisions of ASC 350 on October 1, 2008. The Company does not believe that ASC 350 has materially impacted its consolidated financial position, results of operations or cash flows.

In December 2007, ASC 805-10 regarding business combinations was issued. ASC 805-10 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Among other requirements, ASC 805-10 requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree at their acquisition-date fair values and, with limited exceptions, acquisition-related costs generally will be expensed as incurred. ASC 805-10 requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination. ASC 805-10 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (that is, beginning in the Company’s fiscal 2009). An entity may not apply it before that date. Currently, ASC 805-10 is not expected to have a material impact on the Company’s financial condition or results of operations. However, if the Company engages in a business combination after January 1, 2009, ASC 805-10 could have a material impact on accounting for the transaction.

In March 2007, ASC 815-10-65 was issued since the use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Accordingly, ASC 815-10-65 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. ASC 815-10-65 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. ASC 815-10-65 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe ASC 815-10-65 has a material impact on its consolidated financial statements and disclosures for the fiscal and interim periods beginning January 1, 2009.

In December 2007, ASC 810-10-65, “Noncontrolling Interests in Consolidated Financial Statements” (“ASC 810-10-65”) was issued to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Among other requirements, ASC 810-10-65 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is to be reported as a separate component of equity in the consolidated financial statements.  ASC 810-10-65 also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the consolidated statement of income.  ASC 810-10-65 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, beginning in the Company’s Fiscal 2009). Earlier adoption is prohibited.  ASC 810-10-65 shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. As the Company does not have noncontrolling interests in its subsidiary, ASC 810-10-65 is not expected to have a material impact on consolidated financial condition or results of operations for the foreseeable future.

In February 2007, ASC 825-10 “The Fair Value Option for Financial Assets and Financial Liabilities” (“ASC 825-10”), was issued which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of ASC 825-10, effective for the fiscal year ended December 31, 2008, did not have a material impact on consolidated financial condition or results of operations.

In September 2006, ASC 820, "Fair Value Measurements" ("ASC 820") was issued to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). ASC 820 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). ASC 820 becomes effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of ASC 820, effective for the fiscal year ended December 31, 2008, did not have a material impact on consolidated financial condition or results of operations.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

(3)

Financial Condition, Going Concern Uncertainties and Events of Default

During the nine-month period ended September 30, 2009, the Company’s revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying condensed consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. As discussed below, we are in default under the terms of our outstanding Series A Debentures which became due on November 7, 2008.  We received a notice of default from three holders of the debentures.  The amount due to our debenture holders for interest and principal as of September 30, 2009, was approximately $3,884,299 (of which $2,995,705 represents principal and $888,594 in accrued interest and late fees), exclusive of potential default amounts of approximately $1,617,241.  Also, we have outstanding trade and accrued payables of $5,831,054 including accrued salaries due to our employees and management of $3,225,467. Also, our Chief Executive Officer’s net outstanding noninterest-bearing loans were $226,000, and other short-term loans of $785,000.

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

During the period commencing October 27, 2008 through April 24, 2009, the Company conducted a private placement of its units of securities (the “2008 Private Placement”) exclusively to certain accredited investors, each unit consisting of 48,780 shares of common stock and 97,560 Class L Common Stock Purchase Warrants, through a registered broker-dealer that acted as placement agent for the offering. At a series of closings held during the offering period, the Company sold an aggregate of 55.9 units of securities, issued an aggregate of 2,728,265 shares of common stock and 5,456,531 Class L Warrants for gross proceeds of $1,118,500 (or $1,010,776, net of commission and other expenses of $107,724). The Class L Warrants are exercisable at a price of $0.41 per share, contain a cashless exercise provision, a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance. The placement agent for the offering acted on a best efforts basis pursuant to the terms of a placement agreement with the Company. In connection with the sale of the units, the placement agent received a sales commission of 8% of the gross proceeds of the placement, or total sales commissions of $89,480 and an expense reimbursement of $18,244.  Also, the Company issued to the placement agent placement agent’s warrants to purchase an aggregate of 272,826 shares of common stock equal to 10% of the number of shares sold in the offering (but excluding the shares underlying the warrants issued to investors), each warrant exercisable at a price of $0.45 per share for a period of five years from the date of issuance. An aggregate of 44.7 of the 55.9 units sold in the offering were sold during the period of January 1, 2009 through April 24, 2009, resulting in the issuance during such period of an aggregate of 2,179,490 shares of common stock and 4,358,981 Class L Warrants for gross proceeds of $893,501 (or $821,248, net of commission and other expenses of $72,253).

During the period June through August 2009, the Company sold to accredited investors an aggregate of 1,100,000 shares of common stock and 1,100,000 Class M Warrants for gross proceeds of $275,000 ($265,750, net of expenses of $9,250). The warrants are exercisable at a price of $0.25 per share and expire sixty (60) months from the date issued.  During the period June through August 2009, at a series of closings, the Company issued six month convertible promissory notes to certain accredited investors in the aggregate amount of $725,000.  The six-month notes accrue interest at a rate of 10% per annum. The notes are convertible, at the holder’s option into shares of common stock at a conversion price of $0.25 per share.  If converted, each holder is entitled to receive common stock purchase warrants for the right to purchase an equal number of shares exercisable at a price of $0.25 per share and would expire sixty (60) months from the date issued.

On August 11, 2009, we engaged the placement agent used for our 2008 Private Placement to act as placement agent on a “best efforts” basis with regard to the sale of up to 250 units of our securities, each unit consisting of 80,000 shares of our common stock and 80,000 common stock purchase warrants, for a purchase price of $20,000 per unit, or gross proceeds of up to $5,000,000 (the “2009 Private Placement”).  As compensation in connection with the offering, we agreed to pay the placement agent a sales commission of 8% of the gross proceeds from the placement and to reimburse certain expenses.  We also agree to issue to the placement agent warrants to purchase a number of shares of common stock equal to 10% of the number of shares sold in the offering (excluding the shares underlying the warrants issued to investors in the offering), and to issue to the placement agent 100,000 shares of our common stock upon our execution of the placement agreement.  Such securities will not be or have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

As of September 30, 2009, we had a cash balance of $1,268. Subsequently and through November 16, 2009, we received $204,268 (net of commissions and expenses in the amount of $18,232) from the issuance and sale of common stock and warrants in the 2009 Private Placement.  Management believes these funds to be insufficient to fund our operations, absent any cash flow from operations or funds from a “best efforts” private offering of our securities through a registered broker-dealer that will act as placement agent in the offering.  We are currently spending or incurring expenses of approximately $445,000 per month on operations and the continued research and development of our 3i technologies and products.  Management believes that we will require approximately an additional $5,340,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. This assumes that holders of our outstanding debentures convert such debentures into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures, the debenture holders do not convert such debentures or require payment of the interest and principal due November 7, 2008 (the maturity date of the debentures), partially convert such debentures, or effect the buy-in provision related to the warrants and the debentures, we may be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

In view of the Company’s limited revenues to date, the Company has relied and continues to rely substantially upon equity and debt financing to fund its ongoing operations, including the research and development conducted in connection with its products. If the proceeds from our financings are insufficient to fund our operations, pay our trade payables, and repay our unconverted debentures, or our debenture holders seek to enforce their rights under the debentures, or our employees or trade creditors seek to enforce payment of amounts due to them, our results of operations and financial condition could be materially and adversely affected and we may be unable to continue our operations.  Also, in the event we are unable to pay our employees, we may suffer employee attrition. There can be no assurances that we will be successful in our efforts to raise any additional financing, any bank borrowing, and research or grant funding to repay the debentures or in our efforts to renegotiate our convertible debentures.  Moreover, in view of the current market price of our stock, we may have limited or no access to the capital markets.  Furthermore, under the terms of our agreements with the debenture holders, we are subject to restrictions on our ability to engage in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is based upon the trading price of our securities after initial issuance or otherwise subject to re-set.   In view of the foregoing, we may be required to curtail operations significantly, or obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

Our outstanding Series A convertible debentures became due on November 7, 2008.  During the nine months ended September 30, 2009, our debenture holders converted an aggregate of $255,486 in principal amount, interest and late fees into an aggregate of 1,025,550 shares of our common stock.  As of September 30, 2009, $2,995,705 in principal amount was outstanding under the debentures.  We received a notice from three holders of our debentures advising us that the debentures were due November 7, 2008, including payment of all accrued and unpaid interest, and that failure to pay the debentures in full, including certain late fees, constitutes an event of default under the debentures and that failure to remit payment of the debentures and all late fees may result in enforcement of their rights and remedies under the debentures and applicable law. As of the date of this filing, except as noted below, the holders have not sought to enforce their rights under the debentures. We have and may in the future seek to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with our debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.

We did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008, October 1, 2008, January 1, 2009, April 1, 2009, July 1, 2009, and October 1, 2009, which may be deemed to be events of default under the debentures.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after we become aware of such default, will be deemed an event of default. The Company has not maintained the registration of the shares underlying the debentures and Series D Warrants to permit the reoffer and resale of such shares as required under the terms of our agreements with the holders of the debentures which also may be deemed an event of default under the Debentures.

  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  In the event the debenture holders make such a demand, the Company currently has insufficient funds to meet such demand. As of the date of this filing, three debenture holders have sent notices of default under such debenture, and we may be considered in default by other debenture holders. In anticipation of such election by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $722,299 as of December 31, 2008. As of September 30, 2009, the default amount was remeasured at approximately $1,617,241, which is reflected in the carrying value of the debentures.  This default amount was recognized as interest expense in Fiscal 2007 of approximately $645,641, an additional $76,658 during Fiscal 2008, and $894,942 during the nine-month period ended September 30, 2009.

During fiscal 2009, our total stockholders’ deficit increased by $4,245,297 to $13,140,238, and our condensed consolidated net loss was $6,872,425 for the nine months ended September 30, 2009. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, the Company’s insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

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

During the nine months ended September 30, 2009, the temporary equity account was increased and the permanent equity account decreased by $12,089, for the change in the estimated redemption value of the outstanding shares currently held by the shareholders of Difference Engines Corporation. Since the acquisition of the intellectual property and through September 30, 2009, the cumulative effect on the temporary equity account for the change in the estimated redemption value of the outstanding shares held by the shareholders of Difference Engines Corporation is a reduction of $1,344,685, and due to the sale of Guardian stock previously held by the shareholders of Difference Engines Corporation is a reduction of $633,053.  Therefore, the balance of the temporary equity account for the purchase of the intellectual property owned by Difference Engines as of the condensed consolidated balance sheet date is $66,490.

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

From January 1 through April 24, 2009, pursuant to its 2008 Private Placement, the Company sold to accredited investors an aggregate of 2,179,490 shares of common stock and 4,358,981 Class L Warrants for gross proceeds of $893,501. The warrants are exercisable at a price of $0.41 per share; contain a cashless exercise provision, a conditional call provision if the market price of each share exceeds $3.00, and certain anti-dilution and other customary provisions. The warrants expire sixty (60) months from the date of issuance. Common stock was increased by $2,180 for the par value of the shares and $819,596 to paid-in capital (net of $71,725 of financing fees that were incurred in the private placement). The Company committed to issue to the placement agent as part of its compensation for the placement a number of placement agent’s warrants equal to 10% of the number of shares sold in the offering (but excluding the shares underlying the warrants issued to investors), or placement agent warrants to purchase an aggregate of 272,827 shares of common stock (subject to adjustment), each placement agent’s warrant is exercisable at a price of $0.45 per share for a period of five years from the date of issuance.

During June through July 2009, the Company sold to accredited investors an aggregate of 1,100,000 shares of common stock and 1,100,000 Class M Warrants for gross proceeds of $275,000 ($265,750, net of expenses of $9,250).  The warrants are exercisable at a price of $0.25 per share and expire sixty (60) months from the date of issuance.  Common stock was increased by $1,100 for the par value of the shares and $264,650 to paid-in capital.

On July 2, 2009, the Company issued to its placement agent 48,000 shares of common stock in exchange of commissions for shares. Common stock was increased by $48 for the par value of the shares, $11,952 to paid-in capital, and $20,000 was charged to financing expense.  The Company also issued in the transaction 108,000 Class M common stock purchase warrants.  The initial fair value of the warrants on the date of issuance was $22,680. The warrants are exercisable at a price of $0.25 per share, contain customary anti-dilution provision, and expire on July 1, 2014.

During August through September 2009, in accordance with the terms of the Company’s outstanding Series A Debentures, six debenture holders converted an aggregate of $222,500 in principal amount of its debenture into an aggregate of 890,000 shares of common stock.  One of the debenture holders also converted approximately $22,986 of accrued and unpaid interest and late fees into an aggregate of 111,095 shares of common stock. Common stock was increased by $1,001 for the par value of the shares and paid-in capital was increased by $244,485.

In September 2009, the Company issued 200,000 shares of common stock and 250,000 Class M warrants to a consultant as compensation for business advisory services.  The fair value of the stock and warrants on the date of issuance was $80,000.  Common stock was increased by $200 for the par value of the shares, $79,800 to paid-in capital, with an offset to deferred compensation in the amount of $80,000. The Company will record consulting expense over the six-month service period in accordance with ASC 505-50 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  As a result, consulting expense of $33,334 was recorded during the three month period ending September 30, 2009.

Other Common Stock Issued

On July 24, 2009, the Company issued 2,500,000 shares of common stock under the 2009 Stock Compensation Plan.  The fair value of the stock was $525,000, resulting in an increase in common stock by $2,500 for the par value of the shares, $522,500 to paid-in capital, and $525,000 to stock-based compensation expense.

On September 29, 2009, the Company issued to its placement agent 100,000 shares of common stock as additional compensation for the 2009 private placement offering.  Common stock was increased by $100 for the par value of the shares, $19,800 to paid-in capital, and $20,000 to financing expense.

Other Common Stock Warrants Issued

On February 12, 2009, the Company issued to an accredited investor common stock purchase warrants to purchase 18,293 shares of our common stock as an inducement for a short-term loan, and the initial fair value of the warrants on the date of issuance was $5,671.  The warrants are exercisable at a price of $0.41 per share that contains a conditional call provision if the market price of each share exceeds $5.00, and customary anti-dilution provision.  The warrants expire in February 2014.

During 2009, the Company issued to a consultant common stock purchase warrants to purchase an aggregate of 63,000 shares of our common stock, and the initial aggregate fair value of the warrants on their date of issuance was $13,370.  The warrants are exercisable at a price of $0.25 per share, contain customary anti-dilution provision, and expire sixty (60) months from the date of issuance.

During August and September 2009, the Company reset an aggregate of 3,846,258 warrants to investors as inducement for additional investments made to the Company during 2009.  The previous exercise prices of 3,631,973 warrants ranged from $0.4089 to $0.41 were reset to an exercise price of $0.25, and 214,285 warrants that were previously issued at $0.70 were reset to an exercise price of $0.41.  All other provisions of the new warrants remained the same as the initial warrants.

The Company has issued warrants as compensation to its bridge note holders, placement agents and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.  The table below shows by category, the warrants issued and outstanding at September 30, 2009.

Common Stock Purchase Warrants	(Unaudited) Number of Warrants Outstanding and Exercisable	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Placement agent	15,260	November 24, 2003	$ 1.95	December 31, 2010
	239,745	May 14, 2004	1.95	December 31, 2010
	48,000	April 15, 2005	3.00	August 15, 2010
	92,500	July 13, 2005	2.60	July 12, 2010
	311,760	November 8, 2006 (1)	0.25	November 8, 2011
	311,760	April 12, 2007 (1)	0.25	April 12, 2012
	47,564	July 10, 2007	1.17	July 9, 2012
	272,827	June 1, 2009	0.45	June 1, 2014
	1,339,416

Bridge noteholders	142,652	December 19, 2003	0.75	December 31, 2010
	53,334	April 28, 2004	0.75	December 31, 2010
	200,000	August 7, 2006	0.50	May 29, 2010
	600,000	August 14, 2006	1.60	December 31, 2009
	1,794,455	November 8, 2006 (1)	0.25	November 8, 2011
	1,794,456	April 12, 2007 (1)	0.25	April 12, 2012
	243,666	April 20, 2007	1.60	April 19, 2009
	10,000	December 12, 2007	0.70	December 12, 2012
	18,293	February 12, 2009	0.41	February 12, 2014
	4,856,856

Private placement investors	10,000	July 13, 2005	2.00	December 31, 2010
	8,000	May 17, 2007	0.75	December 31, 2009
	864,798	July 10, 2007	1.17	July 9, 2012
	1,312,500	August 6, 2007	0.80	August 5, 2010
	1,312,500	August 6, 2007	1.75	August 5, 2012
	1,500,000	February 5, 2008	0.70	February 4, 2013
	214,285	March 8, 2008	0.75	March 8, 2013
	2,142,850	April 4, 2008	0.70	April 3, 2013
	428,570	July 15, 2008	0.70	July 14, 2013
	366,839	September 26, 2008	0.41	September 25, 2013
	146,736	October 2008	0.41	October 2013
	414,630	November 25, 2008	0.41	November 25, 2013
	1,325,778	December 2008	0.41	December 2013
	390,240	January 5, 2009	0.41	January 5, 2014
	1,502,424	February 2009	0.41	February 2014
	2,024,370	March 2009	0.41	March 2014
	441,947	April 2009	0.41	April 2014
	1,042,000	June 2009	0.25	June 2014
	458,000	July 2009	0.25	July 2014
	2,714,285	August 2009	0.25	July 2013
	489,118	August 2009	0.25	October 2013
	428,570	August 2009	0.25	December 2013
	21,000	August 2009	0.25	August 2014
	214,285	September 2009	0.41	December 2012
	19,773,725

Consultants	60,000	February 8, 2008	0.54	February 7, 2013
	60,000

Total Warrants Outstanding	26,029,997

(1)

As a result of the June 2009 financing, in which the Company issued shares of common stock and warrants, the exercise price of the Series D Warrants may be required to be adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the Series D Warrants issued to debenture holders and the placement agent may be increased by an aggregate of 2,281,109 and 396,308, respectively.

 (6)

Subsequent Events

Subsequent events are reported by the Company to disclose events that have occurred after the balance sheet date, but before the financial statements are issued.  Such events may be to provide additional information about conditions that existed at the date of the balance sheet, or conditions that did not exist at the balance sheet date.  The Company has evaluated subsequent events through November 16, 2009.

During the period of October 1 through November 16, 2009, the Company conducted a series of closings of the 2009 Private Placement to accredited investors, issuing an aggregate of 890,000 shares of common stock and 890,000 Class N Warrants for gross proceeds of $222,500. In connection with the closings, the placement agent received a commission of 8% of the gross proceeds of the placement, or total sales commissions of $17,800 and expense reimbursement of $432. The Class N Warrants are exercisable at a price of $0.25 per share, contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance. Also, the Company committed to issue to the placement agent an aggregate of 89,000 placement agent’s warrants equal to 10% of the number of shares sold in the offering (but excluding the shares underlying the warrants issued to investors), each warrant exercisable at a price of $0.275 per share for a period of five years from the date of issuance.

During October through November 16, 2009, in accordance with the terms of the Company’s outstanding Series A Debentures, five debenture holders converted $520,000 in principal amount of its debenture into an aggregate of 2,080,000 shares of common stock.  One of the debenture holders also converted approximately $176 of accrued and unpaid interest and late fees into an aggregate of 1,097 shares of common stock.

On October 5, 2009, the Company agreed to convert a $60,000 outstanding promissory note for an aggregate of 240,000 shares of common stock, and 240,000 common stock purchase warrants.  The Warrants are exercisable at a price of $0.25 per share, contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance.

In October 2009, the Company participated in an evaluation test of PinPoint™, the company’s explosive detection technology at the request of the South African Police Services (“SAPS”). The purpose of the test was to evaluate the performance of PinPoint in the detection of explosive materials specific to South Africa.  Positive test results would support a purchase decision: (i) for use in the 2010 World Cup soccer games; (ii) for use in government offices; and (iii) for use in South African airports.  Testing was conducted on a single-view x-ray scanner, the type of scanner typically used throughout South African airports and facilities today. An independent and confidential report of the testing results has been prepared by an independent organization, and those results have been forwarded to SAPS.  From Guardian’s perspective, the performance of PinPoint against previously unseen explosive compounds, met or exceeded all previous internal and external detection level testing.  Preliminary feedback through third-party channels has indicated that SAPS was impressed and interested in moving forward with the purchase of PinPoint.  The Company is working towards a meeting with SAPS within the next 30 days to establish purchasing levels and timelines.

In October 2009, the Company completed the clinical trial of Signature Mapping Tuberculosis (“TBDx™”), (collectively “TBDx”), in a study of 90 cases, against two concurring expert readers. The test was conducted at the headquarters of the National Health Laboratory Services (“NHLS”) in Johannesburg, South Africa. The sensitivity rate of TBDx proved to be 11.3% more sensitive than the expert readers.  TBDx found an additional 5 cases of tuberculosis (“TB”) that had been missed by the expert readers.  These 5 additional cases were later confirmed by NHLS as positive for tuberculosis.  The overall performance of TBDx positively exceeded the detection and false positive rates seen during the internal tests held at the Company’s headquarters.  Next steps include the following: (i) conduct a clinical trial of TBDx against culturing, which is considered to be the ‘gold standard’ in TB detection, (this clinical trial will commence during the next 30 days, at NHLS’s Pretoria laboratory); and, (ii)  based on the performance of TBDx, NHLS has revised its rollout strategy and directed the Company to work with the continent’s leading supplier of laboratory instruments, Wirsam Scientific, to present to NHLS a proposal that integrates Guardian’s TBDx™ technology with a dot.Slide, a state-of-the-art virtual imaging microscopy.  As a result, the two companies are negotiating a continent-wide, exclusive distribution agreement. The agreement will cover not only the dot.Slide solution requested by NHLS, but also for the distribution of TBDx™ using existing Olympus microscopes in local and regional pathology labs.

In October 2009, the Company conducted meetings with officials of the Indian Government Ministry of Health and Family Welfare, the Ministry of Science & Technology, and with the Director General of Health Services for TB. In addition to those meetings, the Company was introduced to and presented to the Secretary of the Department of Biotechnology, Ministry of Science & Technology, Government of India, the highest ranking science and technology officer in the Indian government. The purpose of the 10-day trip to India was to move forward the discussions with officials of India on submitting a proposal for the migration and commercialization of Signature Mapping TBDx™ to their clinical environment.

In October 2009, company personnel; (i) participated in and co-chaired the Checked and Checkpoint Digital Radiography working group under the National Electrical Manufacturers Association (NEMA) contract with the Department of Homeland Security (“DHS”); (ii) submitted a draft of proposed Digital Imaging and Communications in Security (DICOS) standards; and, (iii) presented a speech to the 2nd meeting of the DHS’s symposium on next-generation detection solutions.  Management believes that establishing DICOS standards is a major joint initiative between DHS and NEMA, and will create a digital imaging and communications standard that can be used in future U.S. Government procurements to enable network and component integration in sending and receiving digital images and related security information, and is expected to provide a mechanism to seamlessly integrate our PinPoint™ automated threat detection software to any x-ray equipment.

As of November 16, 2009, the Company continues to be in default on its outstanding Series A 10% Senior Convertible Debentures of approximately $2,475,705, which became due on November 7, 2008, and did not make timely payment of the interest due on October 1, 2009. As the Company continues to have insufficient funds to repay the debentures, three of the eight debenture holders have sent notices of default under such debenture, and Guardian may be considered in default by other debenture holders. The Company has and may in the future seek to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seeking to extend their maturity date, although the Company has not reached any agreement with regard to such repurchase or extension.

 As a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. There can be no assurances that the Company will be successful in its efforts in renegotiating the terms of the debentures, or receive additional financing, any bank borrowing, and research or grant funding to repay the debentures.

 (7)

Fair Value Measurement

The Company determines the fair value of its derivatives that are classified as liabilities, on a recurring basis using significant unobservable inputs.  The fair value measurement of these liabilities is consistent with ASC 820, "Fair Value Measurements"  ASC 820 did not have an impact on the consolidated financial position or results of operations; however, the required disclosure for the nine-month period ended September 30, 2009 is as follows:

(Unaudited)	Convertible Notes and Debentures, Net of Discount (1)	Embedded Conversion Feature of Debentures (2)	Total

Liabilities Measured at Fair Value
Beginning balance as of December 31, 2008	$ 3,950,504	$ 1,578,970	$ 5,529,474
Revaluation (gain)/loss in interest expense	894,942	1,044,985	1,939,927
Conversions	(232,500)	(227,391)	(459,891)
Ending balance as of September 30, 2009	$ 4,612,946	$ 2,396,564	$ 7,009,510

Total (gain)/loss from revaluation of derivatives included in earnings for the period and reported as an adjustment to interest	$ 894,942	$ 1,044,985	$ 1,939,927

(1) The balance as of September 30, 2009, includes $2,995,705 for the outstanding convertible debentures issued November 8, 2006 and April 12, 2007, and an additional amount of approximately $1,617,241 for the event of default provision under the debentures, including accrued and unpaid for 2007, 2008 and 2009 of $645,641, $76,658 and $894,942, respectively.

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

Guardian’s core technology is an “intelligent imaging informatics” (“3i™”) engine that is capable of extracting embedded knowledge from digital images, and has the capacity to analyze and detect image anomalies. The technology is not limited by type of digital format.  It can be deployed across divergent digital sources such as still images, x-ray images, video and hyper-spectral imagery. To date, the technology has been tested in the area of threat detection for baggage scanning at airports, for bomb squad applications and the detection of tuberculosis by analyzing digital images of stained sputum slides captured through a photo microscopy system.  Varying degrees of research and development have been conducted in the areas of detection for cargo scanning, people scanning, military target acquisition in a hyper-spectral environment, satellite remote sensing ground surveys and the detection of tuberculosis in a microscopy system.  Product development in these areas is ongoing, and while there can be no assurance, we believe that the technology should produce results equal to or greater than those currently achieved by the current methods.

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

As of September 30, 2009, the Company was in default on $2,995,705 in outstanding principal amount of its convertible debentures, which became due on November 7, 2008, together with accrued interest and late fees of approximately $888,594.  As the Company continues to have insufficient funds to repay the debentures, three of the eight debenture holders have sent notices of default under such debenture, and Guardian may be considered in default by other debenture holders.  The Company has sought, and in the future may seek, to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although as of the date of this Report we have not reached any agreement regarding such repayment, repurchase or extension. As a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  Our ability to repay or repurchase the debentures is contingent on our ability to raise additional financing to repurchase the outstanding debentures.  There can be no assurances that the Company will be successful in its efforts in renegotiating the terms of the debentures, or receive additional financing, any bank borrowing, and research or grant funding to repay the debentures.

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

A major joint initiative between the Department of Homeland Security (DHS) and the National Electrical Manufacturers Association (NEMA) is expected to open a path to both increase the interoperability of security equipment as well as providing a mechanism to use third party threat detection software as part of the screening solution.  This enabling initiative is the Digital Imaging and Communications in Security (DICOS) standard, similar to the Digital Imaging and Communications in Medicine (DICOM) standard.  With a defined standard for the output of each screening device, complimentary automated threat detection software can be appended to any x-ray equipment.  The schedule for publication of this standard is being driven by the expected purchase by DHS/TSA of new security screening equipment for over 400 US airports.  Guardian personnel are participating in and co chair of the Checked and Checkpoint Digital Radiography working group, one of the three NEMA working groups drafting the DICOS standards.

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

In November 2008, we received a funded research and development contract with the U.S. Department of Homeland Security (“DHS”), which was completed on February 27, 2009. As part of the project, we entered into a Mutual Non-Disclosure Agreement with DHS. The scope of work was focused on the expansion of PinPoint’s™ capabilities to include the detection of certain TSA specified explosives for future deployment on both existing and future deployed scanners.

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

Recent Developments - Signature Mapping™

We continue the development of our automated TB sputum detection product, TBDx™ in collaboration with the Aurum Institute for Health Research (“Aurum”), in South Africa.  On October 17, 2008, we completed the development of a functional prototype of the automated TB software.  The prototype demonstrated our ability to collect sputum slide images, present those images within a viewer system, analyze in real time the images captured, and to automatically detect and quantify tuberculosis bacteria at relatively high rates of accuracy and low false positives. In February 2009, we installed an alpha prototype Signature Mapping™ TBDx™ software in a “retrofit configuration” for evaluation by the National Health Laboratories (HLS) in South Africa.  The configuration included an Olympus fluorescent microscope, a 1.2 megapixel camera and a HP desktop computer configured to Guardian’s hardware specifications.  The evaluation included the data collection and evaluation to determine optimal performance configuration and possible impacts to different microscope and digital camera specifications and sputum slide quality.  A number of workflow considerations were evaluated to optimize detection and workflow integration for a particular laboratory setting.  The technical team was trained to detect and evaluate auramine stained tuberculosis specimens on various sputum slide levels of quality.  We identified additional business revenue opportunities and extended applications for Signature Mapping™ in the tuberculosis program.  These include: training, slide quality management, overall quality management and tuberculosis vs. bacterium species analysis in culturing, using Zeal-Nielsen staining process.  Additionally, our technical team collected a significant quantity of clinical data, customer insight and feedback from key HLS personnel on the optimal workflow for both the retrofit and “black box” requirements.  The TBDx™ application wrapper was stress-tested in a clinical application oriented environment.

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

In August 2009, the Company’s Software Quality Assurance Team completed all unit, component, integration, and systems testing of our Signature Mapping™ Tuberculosis (“TBDx™”) product.  The completion of the internal testing is the final preparation for the October 2009 clinical trials in South Africa, to evaluate, measurement, and testing of TBDx’s performance in automating and improving the diagnostic capabilities and management of routine sputum microscopy.

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

Results of Operations

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

The following analysis reflects the unaudited condensed consolidated results of operations of Guardian Technologies International, Inc. and its subsidiaries:

Net Revenues.  Net revenues increased by $1,981 (9.2%) to $23,475 in the three-month period ended September 30, 2009, as compared to the $21,494 in same period for 2008.  The Company’s efforts and focus during 2009 are on developing the PinPoint™ and Signature Mapping™ imaging technologies, and discontinued active marketing of the FlowPoint™ product during the fourth quarter of 2008.  Therefore, the make up of our revenue for the three months ended September 30, 2009 and the same period for 2008 have shifted not only in the products sold, but where the sales have taken place.  Net revenue during this three-month period of 2009 were from research and consulting services with the National Electrical Manufacturers Association (“NEMA”), which is funded by the Department of Homeland Security (DHS) for the establishment of the Digital Imaging and Communications in Security (DICOS) standard. Whereas, net revenue for the same period of 2008 were from annual maintenance fees for our FlowPoint™ product, with $18,116 or 84% of sales for the three months ended September 30, 2008 were from the United Kingdom, and $3,378 or 16% were from the United States.

Cost of Sales.  Cost of sales for the quarter ended September 30, 2009 was $19,076 (81.3% of net revenue), compared to $4,835 (8.4% of net revenue) during the same period in 2008, an increase of $14,241.  Labor costs for the quarter ended September 30, 2009 of $19,076, represents costs associated with the funded research and development fixed price contract with NEMA, as compared to $4,871 for the same period in 2008 for maintenance services, or an increase of $14,205 (291.6%). There were no other costs for the quarter ended September 30, 2009, as compared to a refund of material costs of $36 for the same period in 2008, related to our FlowPoint™ product during the three months ended September 30, 2008.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the quarter ended September 30, 2009, increase $321,831 (20.7%) to $1,875,358 for 2009 as compared to $1,553,527 for the same period in fiscal 2008.  The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the three-month period ended September 30.

	Three Months Ended September 30
	2009	2008	$ Change	% Change

Payroll and related costs	$ 544,944	$ 810,964	$ (266,020)	(32.8)
Professional fees	137,482	226,879	(89,397)	(39.4)
Research and development costs	180,922	(18,318)	199,240	(1,087.7)
Insurance costs	21,866	23,556	(1,690)	(7.2)
Rent - building and equipment	75,051	73,332	1,719	2.3
Travel and related	14,839	2,136	12,703	594.7
Miscellaneous expenses	33,390	835	32,555	3,898.8
Depreciation and amortization	28,170	31,265	(3,095)	(9.9)
Stock-based compensation	838,694	402,878	435,816	108.2
Total	$ 1,875,358	$ 1,553,527	$ 321,831	20.7

Payroll (salary, commissions and benefits) and related costs, which includes salaries, commissions, taxes and benefits, decreased $266,020 (32.8%) due to higher labor costs being incurred for selling, general and administrative expense as opposed to research and development.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees.  Professional fees decreased for the three months ended September 30, 2009 versus the same period last year by $89,397, (39.4%) due to: (i) an increase in accounting fees of $16,046, (ii) an increase in legal fees of $9,844 due to costs associated with the adoption of the 2009 Stock Compensation Plan, with regard to the Company’s Series A 10% Senior Convertible Debentures, and immigration costs that were not incurred during the three months ended September 30, 2008, and (iii) a decrease in general consultants of $110,966 due to a reduction in the use of consultants; and (iv) an overall decrease for other professional services of $4,321.

Research and development costs increased for the three months ended September 30, 2009, compared to the same period in 2008 by $199,240 (1,087.7%). Signature Mapping™ healthcare project costs increased in the third quarter of 2009 by $217,618 (436.6%) for total costs during the period in 2009 of $167,772 and the same period in 2008 of ($49,846).  The third quarter of 2008 included a reclassification of labor costs from research and development to payroll and related costs.  Research and development costs related to our PinPoint product were $13,150 for the three months ended September 30, 2009 compared to $31,528 for the same period last year, for a decrease of $18,378 or (58.3%) as a result of a greater focus on Signature Mapping™ Tuberculosis product during the third quarter of 2009.

Insurance costs in the three months ended September 30, 2009, were $21,866 compared to $23,556 in the same period in 2008, a decrease of $1,690 (7.1%).  The decrease is attributed to reductions in premium costs for the current policy year versus prior year premiums.

Rent increased by $1,719 (2.3%) to $75,051 in the three months ended September 30, 2009, as compared to $73,332 for the same period in 2008, due to an increase in the operating expense charges for our leased office space.

Travel and entertainment expense for the three months ended September 30, 2009 of $14,839 compared to the same period for 2008 of $2,136, or an increase of $12,703 (594.7%).  During the third quarter of 2009, the Company had increased travel costs associated with business development activities.

Miscellaneous expense increased by $32,555 (3,898.8%) to $33,390 for the three months ended September 30, 2009, as compared to $835 for the same period in 2008.  Increased property taxes recorded during the third quarter of 2009 makes up $30,010 of the increase over the third quarter of 2008.

Depreciation and amortization expense in selling, general, and administrative for the three months ended September 30, 2009 of $28,170 compared to the same period for 2008 of $31,265, or a decrease of $3,095 (9.9%).  The reduction in depreciation expense is due to acquired assets that became fully depreciated during the second half of 2008.

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee directors, and consultants in lieu of cash compensation. During the three months ended September, 2009, the Company recognized an expense associated with employee stock-based compensation of $797,691 and $41,003 of consulting expense. During the same period of 2008, the Company recognized stock-based compensation expense for employees of $307,949 and consultants of $94,929.  The increase in stock-based compensation for employees and non-employee members of our Board of Directors of $489,742 (159.0%) is due to: (i) the issuance of stock awards in the amount of

$525,000 under the 2009 Stock Compensation Plan for employees and a consultant/director as compensation for such employees and consultant not receiving compensation on a regular basis during the period of June 2008 through January 2009, and their continued or continuing forbearance with regard thereto, and (ii) a $35,258 reduction of compensation expense based on decreased fair value of stock options granted, as a result of lower share prices during 2009 versus the same period of 2008. The decrease in stock-based compensation expense for consultants of $53,926 (56.8%) reflects decreased usage of stock-based compensation versus cash compensation for consultants.

Employee stock option expense in 2008 and 2009 represents the amortization of the Black-Scholes fair value as outlined above in accordance with ASC 718-10.  ASC 718-10 requires the recognition of all share-based payments to employees or to non-employee directors, as compensation for service on the Board of Directors, as compensation expense in the consolidated financial statements. The amount of compensation is measured based on the estimated fair values of such stock-based payments on their grant dates, and is amortized over the estimated service period to vesting.  Consulting expense for stock-based payments to consultants is based on the fair value of the stock-based compensation at inception and amortized over the estimated service period but, in accordance with ASC 505-50, is remeasured on each reporting date until the performance commitment is complete.

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income.  Other income (expense) for the three months ended September 30, 2009 was a net expense of $1,546,294 compared to an expense of $1,236,064 for the same period last year, for a net increase in net interest expense of $310,230 (25.1%).

Interest income for the three months ended September 30, 2009 was $2 and is derived from interest bearing accounts. The $150 (98.7%) decrease from the same period last year is attributed to a lower average daily cash balance in interest bearing accounts during the course of the quarter ended September 30, 2009.

Interest expense, excluding other non-operating income, for the three months ended September 30, 2009 was $1,546,296, compared to an expense of $1,236,216 for the same period last year, for an increase of $310,080 (25.1%). The components of the 2009 interest expense, net includes; (i) $225,527 of interest expense for the convertible debentures outstanding during the period, (ii) an expense of $37,250 for financing costs, (iii) an expense of $18,916 for short-term convertible notes, (iv) expense of $1,487,103 for the revaluation of the derivative liabilities associated with the convertible debentures outstanding, and (v) $222,500 for a gain on settlement of debt for beneficial conversion feature of outstanding debentures converted during the period.  Non-cash interest expense included above was $1,296,604.

Net Loss and Net Loss per Share. Net loss for the three months ended September 30, 2009 was $3,417,253, compared to $2,772,932 for the same time period in 2008, for an increase in net loss of $644,321 (23.2%).  Net loss per share for the three months ended September 30, 2009 was $0.06 compared to $0.06 in the same period for 2008, based on the weighted average shares outstanding of 52,703,775 and 45,858,186 respectively. The increased net loss for the three months ended September 30, 2009 compared to the same period in 2008 arose from the following: (i) increased net revenue of $1,981, (ii) increased cost of sales of $14,241, (iii) decreased salary and benefit costs of $266,020, (iv) a decrease in professional fees of $89,397, (v) an increase in research and development costs of $199,240, (vi) increased stock-based compensation for employees, non-employee members of our Board of Directors and consultants of $435,816, (v) a decrease in depreciation and amortization expense of $3,095, (vi) a net increase in other operating expenses of $45,287, (vii) an increase for interest expense, net of $96,063, (ix) a decrease in financing costs of $32,862, (x) a decrease in amortization of debt discount of $236,170, (xi) an increase of $705,699 for revaluation of derivative liabilities for the debentures, and (xii) $222,500 for a gain on settlement of debt for beneficial conversion feature of outstanding debentures converted during the period.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

The following analysis reflects the unaudited consolidated condensed results of operations of Guardian Technologies International, Inc. and its subsidiaries.

Net Revenues.  Net revenues decreased by $17,301, or 19.1%, to $73,315.  The two factors that impacted the decrease in net revenue are: (i) a funded research and development contract with the U.S. Department of Homeland Security of $49,840 during the first quarter of 2009 for the PinPoint™ product and no such revenue during the same period last year; (ii) a funded research and consulting services contract with the National Electrical Manufacturers Association (“NEMA”) of $23,475 during the third quarter of 2009, which is funded by the Department of Homeland Security (DHS) for the establishment of the Digital Imaging and Communications in Security (DICOS), and (iii) a $90,616 decrease in maintenance revenue compared to the same period last year with $46,576 taking place in the United Kingdom (UK) where customers are moving to the UK’s National Health System preferred RIS systems, and a decrease of $44,040 in the United States (U.S.) with the maintenance fees for our FlowPoint™ product. During the current period of 2009, the Company increased its efforts and focus on developing the PinPoint™ and Signature Mapping™ imaging technologies, and discontinued active marketing of the FlowPoint™ product in the forth quarter of 2008.

Cost of Sales.  Cost of sales for the nine months ended September 30, 2009 was $91,339 (125.6% of net revenue), compared to $16,527 (18.2% of net revenue) during the same period in 2008, an increase of $74,812, or 432.4% of the decrease in net revenue.  The increased costs are the result of: (i) higher labor costs of $83,724 for a funded research and development contract with the U.S.

Department of Homeland Security (“DHS”) in the first quarter of 2009, a second DHS funded contract that started in the third quarter of 2009 for the NEMA DICOS standards project, and decreased labor costs in 2009 for no FlowPoint™ maintenance and support contracts sales, and (ii) decreased material and other cost of sales of $8,912 sales related to no FlowPoint™ software license revenue during the nine months ended September 30, 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the nine months ended September 30, 2009, decreased $505,479 (10.0%) to $4,539,964 for 2009 as compared to $5,045,443 for the same period in fiscal 2008.  The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the nine-month period ended September 30.

	Nine Months Ended September 30
	2009	2008	$ Change	% Change

Payroll and related costs	$ 1,869,895	$ 2,129,651	$ (259,756)	(12.2)
Professional fees	438,710	758,586	(319,876)	(42.2)
Research and development costs	429,717	391,399	38,318	9.8
Insurance costs	72,325	114,180	(41,855)	(36.7)
Rent - building and equipment	232,559	229,162	3,397	1.5
Travel and related	45,193	106,143	(60,950)	(57.4)
Miscellaneous expenses	105,920	96,324	9,596	10.0
Depreciation and amortization	88,096	97,697	(9,601)	(9.8)
Stock-based compensation	1,257,549	1,122,301	135,248	12.1
Total	$ 4,539,964	$ 5,045,443	$ (505,479)	(10.0)

Payroll (salary, commissions and benefits) and related costs, which includes salaries, commissions, taxes and benefits, decreased $259,756 (0.5%) due to one position being eliminated in January 2009, and a shift in higher labor costs charged to research and development activities.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees.  Professional fees decreased for the nine months ended September 30, 2009 versus the same period last year by $319,876 (42.2%) due to: (i) a decrease in accounting and legal fees of $53,470 and $17,148, respectively; (ii) a decrease of $243,731 for general consultants and investor relations, and (ii) a reduction of $5,527 for other professional fees and services. During 2008, the Company incurred additional expense for Sarbanes-Oxley Act (SOX 404) compliance and increased legal costs associated with SEC compliance, export licensing, and immigration.

Research and development costs increased for the nine months ended September 30, 2009, compared to the same period last year by $38,318 (9.8%), due to the reduction of outside consultants for research and development activities in the current period ended September 30, 2009.  Signature Mapping™ costs increased in the first nine months of 2009 by $293,118 (2,285.2%) for total costs for 2009 and 2008 of $305,945 and $12,827, respectively.  Research and development costs for PinPoint™ were $123,772 for the nine months ended September 30, 2009 compared to $378,572 for the same period last year, for a decrease of $254,800 or (67.3%), due to the greater emphasis on our Signature Mapping™ Tuberculosis product development efforts.

Insurance costs in the nine months ended September 30, 2009, were $72,325 compared to $114,180 in the same period in 2008, a decrease of $41,855 (36.7%).  The decrease is attributed to reductions in premium and coverage commencing during the quarter ended December 31, 2008.

Rent increased by $3,397 (1.5%) to $232,559 in the nine months ended September 30, 2009, as compared to $229,162 for the same period in 2008, due to an increase in the operating expense charges for our leased office space.

Travel and entertainment expense for the nine months ended September 30, 2009 of $45,193 compared to the same period for 2008 of $106,143, or a decrease of $60,950 (57.4%).  During the first nine months of 2009, the Company had decreased travel costs associated with business development activities due to greater utilization of electronic communication than travel.

Miscellaneous expense increased by $9,596 (10.0%) to $105,920 for the nine months ended September 30, 2009, as compared to $96,324 for the same period in 2008.  The net increase is related to a reversal of bad debt expense for the period in 2008 that was previously reserved for in 2007, and offset by various miscellaneous expenses not incurred during the nine months ended September 30, 2009.

Depreciation and amortization expense in selling, general, and administrative for the nine months ended September 30, 2009 of $88,096 compared to the same period for 2008 of $97,697, or a decrease of $9,601 (9.8%).  The reduction in depreciation expense is due to acquired assets that became fully depreciated during the second quarter of 2008.

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee directors, and consultants in lieu of cash compensation.  During the nine months ended September 30, 2009, the Company recognized an expense associated with employee stock-based compensation of $1,204,739 and $52,810 of consulting expense.  During the same period of 2008, the Company recognized stock-based compensation expense for employees of $926,605 and consultants of $195,696.  The increase in stock-based compensation for employees and non-employee members of our Board of Directors of $278,134 (30.0%) is due to: (i) the issuance of a stock award in the amount of $525,000 under the 2009 Stock Compensation Plan for employees and a consultant/director, whereby during the period of June 2008 through January 2009, the Corporation did not regularly pay salaries, wages, and other compensation to such persons, and (ii) a $246,866 reduction of compensation expense based on decreased fair value of stock options granted, as a result of lower share prices during 2009 verses the same period of 2008.  The decrease in stock-based compensation expense for consultants of $142,886 (73.0%) reflects decreased usage of stock-based compensation versus cash compensation for consultants.

Employee stock option expense in 2008 and 2009 represents the amortization of the Black-Scholes fair value as outlined above in accordance with ASC 718-10.  ASC 718-10 requires the recognition of all share-based payments to employees or to non-employee directors, as compensation for service on the Board of Directors, as compensation expense in the consolidated financial statements. The amount of compensation is measured based on the estimated fair values of such stock-based payments on their grant dates, and is amortized over the estimated service period to vesting.  Consulting expense for stock-based payments to consultants is based on the fair value of the stock-based compensation at inception and amortized over the estimated service period but, in accordance with ASC 505-50, is remeasured on each reporting date until the performance commitment is complete.

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income.  Other expense for the nine months ended September 30, 2009 was $2,314,437 compared to $2,993,267 for the same period last year, for a net decrease of $678,830 (22.7%).

Interest income for the nine months ended September 30, 2009 of $3 is derived from interest bearing accounts.  The decrease of $313 (99.1%) from the same period last year is attributed to a lower average daily cash balance in interest bearing accounts during the course of the nine months ended September 30, 2009.

Interest expense (not including other non-operating income) for the nine months ended September 30, 2009 was $2,314,440, compared to $2,993,583 for the same period last year, for a decrease of $679,143 (22.7%).  The components of 2009 include:  (i) $528,292 of interest for the convertible debentures outstanding during the period, (ii) $28,941 for short-term convertible notes, (iii) $39,000 for financing costs, (iv) $1,939,927 for the revaluation of the derivative liabilities associated with the convertible debentures outstanding, (v) $5,671 for the fair value of warrants issued for the inducement of the short-term loan, and (vi), $227,391 gain on settlement of debt for the beneficial conversion feature of outstanding debentures converted during the period.

Net Loss and Net Loss per Share.  Net loss for the nine months ended September 30, 2009 was $6,872,425, compared to $7,964,621 for the same time period in 2008, for a decreased net loss of $1,092,196 (13.7%).  Net loss per share for the nine months ended September 30, 2009 was $0.14 compared to $0.18 in the same period for 2008, based on the weighted average shares outstanding of 48,904,790 and 44,621,832 respectively. The decreased net loss for the nine months ended September 30, 2009 compared to the same period in 2008 arose from the following: (i) decreased net revenue of $17,301, (ii) increased cost of sales of $74,812, (iii) decreased salary and benefit costs of $259,756, (iv) decreased professional fees of $319,876 (v) increased stock-based compensation for employees, non-employee members of our Board of Directors and consultants of $135,248, (vi) a decrease in travel and entertainment costs of $60,950, (vii) a net decrease in other operating expenses of  $145, and (viii) a decrease in other net non-operating income and expense of $678,830, including an increase in net interest expense of $243,133, an increase of $505,403 for the revaluation of the derivative liabilities for the debentures, a decrease of $1,128,368 for the amortization of debt discount related to the issuance of the Company’s 2006 and 2007 Series A 10% Senior Convertible Debentures, a decrease in financing costs of $171,336, and a decrease in other interest expense of $127,662.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Nine Months Ended September 30
Category	2009	2008

Net cash provided (used) in operating activities	$ (1,883,886)	$ (2,274,968)
Net cash provided (used) in investing activities	(10,445)	(108,970)
Net cash provided by financing activities	1,812,526	2,324,000
Effect of exchange rates on cash and cash equivalents	2,296	(4,063)
Net increase (decrease) in cash	$ (79,509)	$ (64,001)

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2009 was $1,883,886, compared with net cash used in operating activities of $2,274,968 during the same period for 2008, a decrease in the use of cash for operating activities of $391,082 (17.2%). The decrease in the use of cash is due to: (i) lower operating costs of $288,877 (6.8%), including but not limited to a decrease in revenue of $17,301 (19.1%), an increase in cost of sales of $74,812 (452.7%), decreases in selling, general and administrative costs (other than depreciation and amortization, and stock based compensation) of $631,126 (16.5%), and an increase in net interest income and expense (other than noncash items) of $250,136 (79.6%); and (ii)  a net increase in components of operating assets and liabilities of $102,205 (5.1%).

Net Cash Used in Investing Activities

Net cash used in investing activities of $10,445 was for the net purchase of equipment and costs for patent applications for the nine months ended September 30, 2009. This compares with net cash used for the same activities of $108,970 for 2008, or a decrease of $98,525, or 90.4%. The net decrease is comprised of a decrease in patent costs of $66,760 (97.3%) and a decrease of $31,765 (78.7%) in equipment purchases.  It is anticipated that we will incur additional patent costs during the current fiscal year ending December 31, 2009 related to further protection of our PinPoint™ and Signature Mapping™ products.

Net Cash Provided by Financing Activities

Net proceeds from financing activities were $1,812,526 for the nine months ended September 30, 2009, compared with $2,324,000 for the same period in 2008, or a decrease of $511,474 (22.0%). Of the 2009 proceeds from financing activities, $1,087,526 (60.0%) was from the issuance of a new equity financing, and $725,000 (40.0%) from the issuance of short-term loans.  The decrease in the net cash provided by financing activities is due to (i) a reduction of $1,037,474 (48.8%) from the issuance of new equity financing, (ii) a reduction of $15,000 (100.0%) from the exercise of employee stock options, (iii) a reduction of $100,000 (100.0%) from the exercise of warrants, (iv) a reduction of $24,000 for proceeds from short-term loans from related parties, and (v) an increase of $665,000 (1,108.3%) for proceeds from other short-term loans.  Management is seeking, and expects to continue to seek to raise additional capital through equity or debt financings or bank borrowings, including through its 2009 Private Placement and expects that it will require financing in addition to the 2009 Private Placement to fund its operations, repay or repurchase its debentures, and pay amounts due to its creditors and employees.  However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

Net proceeds from financing activities were $2,324,000 for the nine months ended September 30, 2008, and comprised of $2,125,000 (91.4%) from the issuance of a new equity financing, $15,000 (0.6%) from the exercise of employee stock options, $100,000 (4.3%) from the exercise of warrants, $60,000 (2.7%) from proceeds of short-term loans, and $24,000 (1.0%) from proceeds of short-term loans from related parties.

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

Cash and Cash Equivalents

Our cash and cash equivalents decreased for the nine months ended September 30, 2009 by $79,509, compared to a net decrease in cash and cash equivalents for the same period ending September 30, 2008 of $64,001.  As outlined above, the increase in cash and cash equivalents for the current fiscal period to-date was the result of; (i) cash used in operating activities of $1,883,886, (ii) cash used for the net purchase of equipment and patent costs of $10,445, (iii) an increase in cash by $1,812,526 from financing activities, and (iii) $2,296 from the positive effect of currency exchange rates.  The overall net change in cash and cash equivalents of $15,508 (24.2%) was the result of a decrease in cash used in operating activities of $391,082, a decrease from the net purchase of equipment and patent costs of $98,525, $6,359 from the positive effect of currency exchange rates, and offset by a reduction of $511,474 from financing activities.

Our cash and cash equivalents decreased for the nine months ended September 30, 2008 by $64,001 to $37,135 or approximately 63.3%. This decrease was the result of cash used in operating activities of $2,274,968, and $108,970 for the net purchase of equipment and refund of patent costs, offset by $2,324,000 from financing activities, and $4,063 for the negative effect of currency exchange rates.

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

	(Unaudited)
Category	September 30, 2009	December 31, 2008

Cash and cash equivalents	$ 1,268	$ 80,777

Current assets	81,892	211,957
Current liabilities	13,861,689	9,835,488
Working capital (deficit)	$ (13,779,797)	$ (9,623,531)

At September 30, 2009, we had a working capital deficit of $13,779,797, compared with a working capital deficit at December 31, 2008 of $9,623,531, an increase in working capital deficit of $4,156,266 (43.2%). As of September 30, 2009, the Company had cash and cash equivalents of $1,268 as compared to $80,777 on December 31, 2008. The decrease in cash is the net result of our operating, investing and financing activities outlined above. Our revenue generating activities during the period, as in previous years, have not produced sufficient funds for profitable operations, and we have incurred operating losses since inception.  Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations.  In addition to raising cash through additional financing activities, we have supplemented, and expect to continue to supplement, our future working capital needs through the extension of trade payables and increases in accrued expenses.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

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

Other Liabilities

Under a securities purchase agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock. The Company issued an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants at a first closing held on November 8, 2006 and, due to the reset conversion feature embedded in the notes and the warrant, the transaction was recognized as a liability under generally accepted accounting principles.  We also issued an aggregate of 623,520 common stock purchase warrants to the placement agent in such financing which were upon terms substantially similar to the Series D Warrants.  Due to milestone-related adjustments, the initial exercise price of $1.15634 may be reset and the maximum number of shares to be issued under the debentures was indeterminable as of December 31, 2007. The Company issued an additional $2,575,000 in principal amount of the Series A Debentures at a second closing held on April 12, 2007, following the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants. The Company allocated proceeds from the second closing to the embedded conversion features of the Series A Debentures and Series D Warrants that were recognizable as a liability under generally accepted accounting principles. One-half of the Series D Warrants became exercisable on November 8, 2006 (2,226,854 warrants), and the remaining one-half became exercisable on April 12, 2007 (2,226,855 warrants). The Series D Warrants and the placement agent’s warrants issued as compensation in the offering to Midtown Partners & Co., LLC, may be exercised via a cashless exercise if certain conditions are met. The Company considered Emerging Issues Task Force Issue 00-19 (EITF 00-19), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and concluded that there were insufficient shares to share settle the contracts. The Series D Warrants that became exercisable at the first closing will expire on November 8, 2011, and those related to the second closing will expire in April 12, 2012. On April 1, 2007, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants issued as compensation to Midtown Partners & Co., LLC, were reset to a price $0.7453 per share, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008.  As of September 30, 2009, an aggregate of $2,154,295 in principal amount of the Series A Debentures have been converted into 3,500,037 shares of common stock, and an aggregate of 864,798 Series D Warrants have been exercised resulting in the issuance of 864,798 shares of common stock. Accordingly, as of September 30, 2009, an aggregate of $2,995,705 of principal amount of the debentures remain unconverted, and 3,588,911 Series D Warrants remain unexercised.  As a result of the June 2009 financing in which the Company issued shares of common stock and warrants, the conversion price of our debentures and the exercise price of the Series D Warrants was adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the Series D Warrants (including the warrants the Company issued to the placement agent in the financing) would be increased to an aggregate of 6,889,848 Series D warrants.

As of the date of the filing of this Report, 14,253,671 warrants (excluding the warrants exercisable by the debenture holders) may be exercised pursuant to the cashless exercise provisions of such warrants, which may be subsequently resold under the provisions of Rule 144 under the Securities Act.  Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.

The outstanding convertible debentures in the principal amount of $2,995,705 became due on November 7, 2008 and outstanding accrued interest was $888,594 as of September 30, 2009. The Company received a notice from three holders of the debentures advising it that the debentures were due November 7, 2008, including payment of all accrued and unpaid interest, and that failure to pay the debentures in full, including certain late fees, constitutes an event of default under the debentures and that failure to remit payment of the debentures and all late fees may result in enforcement of their rights and remedies under the debentures and applicable law. We may be considered in default by other debenture holders.  As of the date of the filing of this Report, except as noted above, the holders of the debentures have not sought to enforce their rights under the debentures.  The Company is seeking additional financing to repay the debenture holders. Also, the Company has engaged in discussions with certain holders of the debentures in an effort to re-negotiate the terms of the debentures, including extending their maturity date and/or repaying or repurchase the debentures, although we have not reached any agreement with such debenture holders with regard to any such extension, repayment or repurchase.  Our ability to repay or repurchase the debentures is contingent on our ability to raise additional financing, of which there can be no assurance. As a condition to any extension, debenture holders may seek to amend or modify certain other terms of the debentures. In addition, the Company did not make timely payment of the interest due under the Series A Debentures on July 1, 2008, October 1, 2008, January 1, 2009, April 1, 2009, July 1, 2009, and October 1, 2009, which may be deemed events of default under the debentures. The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default. The Company has not maintained the registration of the shares underlying the debentures and Series D Warrants as required under the terms of our agreements with the holders of the debentures which may be deemed an event of default under the Debentures. Effective August 15, 2008, after the Company received waivers of registration requirement from 93% of the outstanding debentures for the shares underlying the debentures, the Company withdrew from registration under the Securities Act the April 28, 2008 Form S-1 Registration Statement covering the resale of the shares underlying the debentures and warrants issued to debenture holders.  If an event of default occurs under the debentures, the debenture holders may elect to require the Company to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and the Company may be subject to a late fee on the late interest payment equal to the lesser of 18% per annum or the maximum rate permitted by law. In the event debenture holders make a demand for payment of amounts due under the debentures, the Company currently has insufficient funds to meet such demand.  In anticipation of the election of default by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default amount at approximately $645,641 as of December 31, 2007, and re-measured the default amount at approximately $722,299 as of December 31, 2008. As of September 30, 2009, the default amount was re-measured at approximately $1,617,241, which is reflected in the carrying value of the debentures. This default amount was recognized as interest expense in Fiscal 2007 of approximately $645,641, and an additional $76,658 during Fiscal 2008, and $894,942 during the nine-month period ended September 30, 2009.

Absent the default provisions, the Debentures bear interest at the rate of 10% per annum due on the first day of each calendar quarter, upon conversion or redemption of the Debentures as to the principal amount converted or redeemed, or on the maturity date of the Debentures.  However, upon the occurrence of an event of default the debentures bear interest at the default rate discussed above.  We may elect to pay interest due under the Debentures in cash or registered shares of our common stock.  If we elect to pay the interest due in shares of our common stock, the number of shares to be issued in payment of interest is determined on the basis of 85% of the lesser of the daily volume weighted average price of our common stock as reported by Bloomberg LP (“VWAP”) for the five trading days ending on the date that is immediately prior to (a) date the interest is due or (b) the date such shares are issued and delivered to the holder.  We may pay interest in shares of our common stock only if the equity conditions, described below, have been met during the 20 consecutive trading days prior to the date the interest is due and through the date the shares are issued.

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

An event of default may occur under the Debentures if (a) we default in the payment of interest, liquidated damages or principal, (b) we fail to materially observe or perform a covenant or agreement in the Debentures, (c) a default or event of default occurs under any other transaction document related to the financing or in any other material agreement to which we are a party that results in a material adverse effect on us, (d) any representation or warrant we made to investors in the transaction documents related to the financing is materially untrue or incorrect, (e) a bankruptcy event occurs with regard to us, (f) we default on any other loan, mortgage, or credit arrangement that involves an amount greater than $150,000 and results in the obligation becoming declared due prior to the due date, (g) our common stock is not eligible for quotation on the OTC Bulletin Board or other exchange on which our shares are traded, (h) a transaction occurs in which the control of Guardian changes, we effect a merger or consolidation, we sell substantially all of our assets, a tender offer is made for our shares, we reclassify our shares or a compulsory share exchange, or we agree to sell more than 33% of our assets, unless we receive the consent of holders of 67% of then outstanding principal of our Debentures, (i) the registration statement has not been declared effective within 240 days of the first closing, (j) the registration statement lapses for more than 20 consecutive trading days or more than 40 trading days in a 12 month period, or 60 consecutive trading days and 90 non-consecutive trading days in the event of a material merger or acquisition, (k) we fail to deliver certificates for shares to be issued on conversion within seven trading days, (l) we have a judgment against us for more than $150,000.

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

The Series D Warrants are exercisable at the same price as the conversion price of the debentures outlined above.  If certain milestones are not met, the conversion price of the Debentures and exercise price of the Series D Warrants may be and were re-set.  Also, the exercise price may be adjusted under anti-dilution and other price re-set provisions contained in the Series D Warrants.  One-half of the Series D Warrants became exercisable on the date of the first closing on November 8, 2006, and the remaining one-half of the Series D Warrants became exercisable on the date of the second closing on April 12, 2007. The original conversion price was $1.1563 per share, but has been reset to $.4089 effective May 20, 2008 (the final milestone reset provision).  As a result of the June 2009 financing, in which the Company issued shares of common stock and warrants, the exercise price of the Series D Warrants was adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share and the number of shares underlying the Series D Warrants (including the warrants the Company issued to the placement agent in the financing) would be increased to an aggregate of 6,889,848 shares.

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

Midtown Partners & Co., LLC acted as placement agent for the financing pursuant to the terms of a Placement Agent Agreement, dated July 14, 2006, between us and Midtown. At the first closing, we paid or issued the following compensation to Midtown for its services as placement agent in connection with the offering: (i) sales commissions in the amount of $180,250; (ii) non-accountable expense reimbursement and legal fees of $30,000 of which $10,000 was paid prior to closing, (iii) placement agent’s warrants to purchase an aggregate of 623,520 shares (one half of the Midtown placement agent’s warrants are exercisable commencing on November 6, 2006 and the remaining one-half become exercisable on the second closing). The second closing took place on April 12, 2007, at which time we paid the following compensation to Midtown for its services as placement agent in connection with the offering: (i) sales commissions in the amount of $180,250; (ii) non-accountable expense reimbursement and legal fees equal to 1% of the second closing or $25,750, (iii) the placement agent’s warrants to purchase an aggregate of 311,760 shares (the remaining one-half of the placement agent’s warrants). The Midtown placement agent’s warrants are exercisable at a price of $0.4089, are exercisable for a period of five years from the date they become exercisable. The exercise price may be re-set as disclosed above for the convertible debentures, contain a piggyback registration right, a cashless exercise provision and are substantially identical to the warrants issued to purchasers in the Debenture and Warrant offering. As a result of the June 2009 financing, the exercise price of the placement agent’s warrants were adjusted under the anti-dilution provisions of such warrants to a price of $0.25 per share and the number of shares underlying the placement agent’s warrants would be increased to an aggregate of 1,019,828 shares.

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

During June through August 2009, the Company issued convertible promissory notes in the amount of $725,000.  The six-month notes accrue interest at a rate of 10% per annum.  The holder of the note may elect to convert the note at any time after forty-five (45) days from the date of issuance, into shares of common stock at a conversion price of $0.25 per share.  If converted, the holder is entitled to receive common stock purchase warrants to purchase a number of shares equal to the number of shares received upon such conversion.  The warrants are to be exercisable at a price of $0.25 per share and will expire sixty (60) months from the date issued.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current of future effect upon our financial condition or results of operations.

Financial Condition, Going Concern Uncertainties and Events of Default

During the nine-month period ended September 30, 2009, the Company’s revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying condensed consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. As discussed below, we are in default under the terms of our outstanding Series A Debentures which became due on November 7, 2008.  We received a notice of default from three holders of the debentures.  The amount due to our debenture holders for interest and principal as of September 30, 2009, was approximately $3,884,299 (of which $2,995,705 represents principal and $888,594 in accrued interest and late fees), exclusive of potential default amounts of approximately $1,617,241.  Also, we have outstanding trade and accrued payables of $5,831,054 including accrued salaries due to our employees and management of $3,225,467. Also, our Chief Executive Officer’s net outstanding noninterest-bearing loans were $226,000, and other short-term loans of $785,000.

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

During the period commencing October 27, 2008 through April 24, 2009, the Company conducted a private placement of its units of securities (the “2008 Private Placement”) exclusively to certain accredited investors, each unit consisting of 48,780 shares of common stock and 97,560 Class L Common Stock Purchase Warrants, through a registered broker-dealer that acted as placement agent for the offering. At a series of closings held during the offering period, the Company sold an aggregate of 55.9 units of securities, issued an aggregate of 2,728,265 shares of common stock and 5,456,531 Class L Warrants for gross proceeds of $1,118,500 (or $1,010,776, net of commission and other expenses of $107,724). The Class L Warrants are exercisable at a price of $0.41 per share, contain a cashless exercise provision, a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance. The placement agent for the offering acted on a best efforts basis pursuant to the terms of a placement agreement with the Company. In connection with the sale of the units, the placement agent received a sales commission of 8% of the gross proceeds of the placement, or total sales commissions of $89,480 and an expense reimbursement of $18,244.  Also, the Company issued to the placement agent placement agent’s warrants to purchase an aggregate of 272,826 shares of common stock equal to 10% of the number of shares sold in the offering (but excluding the shares underlying the warrants issued to investors), each warrant exercisable at a price of $0.45 per share for a period of five years from the date of issuance. An aggregate of 44.7 of the 55.9 units sold in the offering were sold during the period of January 1, 2009 through April 24, 2009, resulting in the issuance during such period of an aggregate of 2,179,490 shares of common stock and 4,358,981 Class L Warrants for gross proceeds of $893,501 (or $821,248, net of commission and other expenses of $72,253).

During the period June through August 2009, the Company sold to accredited investors an aggregate of 1,100,000 shares of common stock and 1,100,000 Class M Warrants for gross proceeds of $275,000 ($265,750, net of expenses of $9,250). The warrants are exercisable at a price of $0.25 per share and expire sixty (60) months from the date issued.  During the period June through August 2009, at a series of closings, the Company issued six month convertible promissory notes to certain accredited investors in the aggregate amount of $725,000.  The six-month notes accrue interest at a rate of 10% per annum. The notes are convertible, at the holder’s option into shares of common stock at a conversion price of $0.25 per share.  If converted, each holder is entitled to receive common stock purchase warrants for the right to purchase an equal number of shares exercisable at a price of $0.25 per share and would expire sixty (60) months from the date issued.

On August 11, 2009, we engaged the placement agent used for our 2008 Private Placement to act as placement agent on a “best efforts” basis with regard to the sale of up to 250 units of our securities, each unit consisting of 80,000 shares of our common stock and 80,000 common stock purchase warrants, for a purchase price of $20,000 per unit, or gross proceeds of up to $5,000,000 (the “2009 Private Placement”).  As compensation in connection with the offering, we agreed to pay the placement agent a sales commission of 8% of the gross proceeds from the placement and to reimburse certain expenses.  We also agree to issue to the placement agent warrants to purchase a number of shares of common stock equal to 10% of the number of shares sold in the offering (excluding the shares underlying the warrants issued to investors in the offering), and to issue to the placement agent 100,000 shares of our common stock upon our execution of the placement agreement.  Such securities will not be or have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

As of September 30, 2009, we had a cash balance of $1,268. Subsequently and through November 16, 2009, we received $204,268 (net of commissions and expenses in the amount of $18,232) from the issuance and sale of common stock and warrants in the 2009 Private Placement.  Management believes these funds to be insufficient to fund our operations, absent any cash flow from operations or funds from a “best efforts” private offering of our securities through a registered broker-dealer that will act as placement agent in the offering.  We are currently spending or incurring expenses of approximately $445,000 per month on operations and the continued research and development of our 3i technologies and products.  Management believes that we will require approximately an additional $5,340,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. This assumes that holders of our outstanding debentures convert such debentures into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures, the debenture holders do not convert such debentures or require payment of the interest and principal due November 7, 2008 (the maturity date of the debentures), partially convert such debentures, or effect the buy-in provision related to the warrants and the debentures, we may be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

In view of the Company’s limited revenues to date, the Company has relied and continues to rely substantially upon equity and debt financing to fund its ongoing operations, including the research and development conducted in connection with its products. If the proceeds from our financings are insufficient to fund our operations, pay our trade payables, and repay our unconverted debentures, or our debenture holders seek to enforce their rights under the debentures, or our employees or trade creditors seek to enforce payment of amounts due to them, our results of operations and financial condition could be materially and adversely affected and we may be unable to continue our operations.  Also, in the event we are unable to pay our employees, we may suffer employee attrition. There can be no assurances that we will be successful in our efforts to raise any additional financing, any bank borrowing, and research or grant funding to repay the debentures or in our efforts to renegotiate our convertible debentures.  Moreover, in view of the current market price of our stock, we may have limited or no access to the capital markets.  Furthermore, under the terms of our agreements with the debenture holders, we are subject to restrictions on our ability to engage in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is based upon the trading price of our securities after initial issuance or otherwise subject to re-set.   In view of the foregoing, we may be required to curtail operations significantly, or obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

Our outstanding Series A convertible debentures became due on November 7, 2008.  During the nine months ended September 30, 2009, our debenture holders converted an aggregate of $255,486 in principal amount, interest and late fees into an aggregate of 1,025,550 shares of our common stock.  As of September 30, 2009, $2,995,705 in principal amount was outstanding under the debentures.  We received a notice from three holders of our debentures advising us that the debentures were due November 7, 2008, including payment of all accrued and unpaid interest, and that failure to pay the debentures in full, including certain late fees, constitutes an event of default under the debentures and that failure to remit payment of the debentures and all late fees may result in enforcement of their rights and remedies under the debentures and applicable law. As of the date of this filing, except as noted below, the holders have not sought to enforce their rights under the debentures. We have and may in the future seek to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with our debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.

We did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008, October 1, 2008, January 1, 2009, April 1, 2009, July 1, 2009, and October 1, 2009, which may be deemed to be events of default under the debentures.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after we become aware of such default, will be deemed an event of default. The Company has not maintained the registration of the shares underlying the debentures and Series D Warrants to permit the reoffer and resale of such shares as required under the terms of our agreements with the holders of the debentures which also may be deemed an event of default under the Debentures.

  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  In the event the debenture holders make such a demand, the Company currently has insufficient funds to meet such demand. As of the date of this filing, three debenture holders have sent notices of default under such debenture, and we may be considered in default by other debenture holders. In anticipation of such election by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $722,299 as of December 31, 2008. As of September 30, 2009, the default amount was remeasured at approximately $1,617,241, which is reflected in the carrying value of the debentures.  This default amount was recognized as interest expense in Fiscal 2007 of approximately $645,641, an additional $76,658 during Fiscal 2008, and $894,942 during the nine-month period ended September 30, 2009.

During fiscal 2009, our total stockholders’ deficit increased by $4,245,297 to $13,140,238, and our condensed consolidated net loss was $6,872,425 for the nine months ended September 30, 2009. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, the Company’s insolvency continues to increase the uncertainties related to its continued

existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

Significant Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented.  For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Except as disclosed in Note 2 of our 2008 Annual Report on Form 10-K, there have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the nine-months ended September 30, 2009.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

 Our market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. There were no international revenues in the nine-month period ended September 30, 2009 from Wise Systems, our subsidiary located in the United Kingdom. International operations are mostly from our foreign subsidiary and are typically denominated in British pounds. Additionally, our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts which are charged to Wise and recorded as inter-company receivables on the books of the U.S. parent company. We are also exposed to foreign exchange rate fluctuations as the financial results of Wise are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability. As of September 30, 2009, Wise had a $234 negative cash and cash equivalents balance that was included in our foreign subsidiaries.

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

Although the Certifying Officers have determined that our disclosure controls and procedures were effective, management continues to believe that refinement to our disclosure controls and procedures is an ongoing progress.  The Audit Committee believes the Company should continue the following activities: (a) additional education and professional development for the Company’s accounting and other staff on new and existing applicable SEC filing requirements, certain applicable SEC disclosure requirements, and the timing of the filing thereof, and (b) reviewing disclosure requirements, including Form 8-K and Regulation S-K disclosure requirements, SEC staff guidance and interpretations related thereto.

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

We did not make timely payment of the principal and interest due under our Series A Debentures.  Such amounts were due on November 7, 2008.  We have received a notice from three holders of our debentures advising us that the debentures were due November 7, 2008, including payment of all accrued and unpaid interest, and that failure to pay the debentures in full, including certain late fees, constitutes an event of default under the debentures and that failure to remit payment of the debentures and all late fees may result in enforcement of their rights and remedies under the debentures and applicable law.  As of the date of this Report, except as noted above, holders have not sought to enforce their rights under the debentures.  We have not maintained the registration of the shares underlying the debentures and Series D Warrants as required under the terms of our agreements with the holders of the debentures each of which may be deemed an event of default under the Debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  Also, we late paid the interest due under the debentures on January 1, 2008.  Due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $722,299 as of December 31, 2008. As of September 30, 2009, the default amount was remeasured at approximately $1,617,241, which is reflected in the carrying value of the debentures.  This default amount was recognized as interest expense in Fiscal 2007 of approximately $645,641, an additional $76,658 during Fiscal 2008, and $894,942 during the nine-month period ended September 30, 2009.

As of September 30, 2009, the outstanding principal amount due under our convertible debentures was $2,995,705, and accrued interest is approximately $888,594. We have insufficient cash to repay the amounts due to our debenture holders.  Such holders may seek to protect and enforce their rights or remedies either by suit in equity or by action at law, or both, whether for payment or for specific performance of any covenant in the debenture or other agreement we entered into with the holders.  We have sought and may continue to seek to renegotiate the terms of the debentures including the repurchase or repayment of the debentures and/or extend their maturity date, although we have not reached any agreement with our debenture holders with regard to any such repurchase, repayment or extension.  As a condition to the renegotiation of any extension, the debenture holders may seek to amend or modify certain terms of the debentures. We are also seeking to raise additional financing to repay the debenture holders. There can be no assurances we will be successful in our efforts to renegotiate the terms of the debentures or to obtain any additional financing to repay the debenture holders.  In the event we are unable to make the payment to our debenture holders, such holders may seek to have a receiver appointed with regard to us.

We have a severe working capital deficit and, in addition to proceeds from financings, we continue to have outstanding loans from our chief executive officer and deferred and accrued salaries by our executive officers, and accrued salaries to other employees to indirectly continue to fund operations.

As of September 30, 2009, we had a working capital deficit of $13,140,238. During the nine months ended September 30, 2009, our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  Although we have obtained cash from certain financings, we continue to have outstanding loans from our chief executive officer of $226,000, and deferred and accrued salaries of our executive officers in the amount of $1,560,647, and accrued salaries to other employees of $1,664,820.  Our continued inability to pay our employees on a regular basis may result in employee attrition, including the loss of certain key employees.  Also, as a result of the nonpayment or certain salaries and other benefits, we may be in breach of the employment agreements we entered into with certain of our employees, including Messrs. Trudnak, Donovan and Hare.  We have not entered into any agreement with our employees with regard to the deferral of salaries or benefits due to them.

Dilutive effect of conversion of Series A Debentures and exercise of Series D Warrants, Series E Warrants, and Midtown placement agent’s warrants.

Under a Securities Purchase Agreement, dated November 3, 2006, we entered into with certain institutional accredited investors; we sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Warrants to purchase an aggregate of 4,453,709 shares of our common stock (of which 3,588,911 are unexercised as of the date of this report).  We issued an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants at a first closing held on November 8, 2006, and, due to the conversion feature embedded in the debentures and the warrants, the transaction was recognized as a liability under generally accepted accounting principles. We issued an additional $2,575,000 in principal amount of the Series A Debentures at a second closing held April 12, 2007, following the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debenture and Series D Warrants.  The proceeds from the second closing were allocable to the embedded conversion features of the Series A Debentures and Series D Warrants, and recognized as a liability under generally accepted accounting principles. As previously disclosed, the debentures are currently in default and otherwise due November 7, 2008 and, therefore, the carrying amount of the debentures and related derivative liability related to the embedded conversion feature are classified as current.  One-half of the Series D Warrants became exercisable on November 8, 2006, and the remaining one-half became exercisable on April 12, 2007.  The Series D Warrants and the Placement Agent’s Warrants issued as compensation in the offering to Midtown Partners & Co., LLC, may be exercised via a cashless exercise if certain conditions are met.  We considered ASC 815-40 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and concluded that there were insufficient shares to share settle the contracts.  The Series D Warrants that became exercisable at the first closing will expire on November 8, 2011, and those related to the second closing will expire in April 12, 2012. The number of additional shares potentially issuable under the derivative and warrant liabilities was determinable as of the final milestone reset date determined on May 20, 2008, and therefore, the derivative and warrant liabilities were reclassified as stockholders’ equity in accordance with currently effective generally accepted accounting principles. As a result of the June 2009 financing, in which the Company issued shares of common stock and warrants, the exercise price of the Series D Warrants were adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the Series D Warrants issued to note holders and the placement agent may be increased by an aggregate of 2,281,109 and 396,308, respectively.

The Series A Debentures and Series D Warrants contain certain milestone-related adjustments to the conversion price of the debentures and exercise price of the warrants that were not met.  Therefore, the conversion of the debentures and exercise price of the warrants has been reset three times as follows: from $1.15634 per share, as of the date of the original financing in November 2006, to $0.7453 per share as of April 1, 2007, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008.  As a result of the June 2009 financing in which we issued shares of common stock and warrants, the conversion price of our debentures and the exercise price of the Series D Warrants were adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and may require us to issue an aggregate of 11,982,820 shares upon conversion of the Debentures, and, as a result thereof, the number of shares underlying the Series D Warrants (including the warrants the Company issued to the placement agent in the financing) may be increased to an aggregate of 6,889,848 shares.. We may be required to further re-set the conversion or exercise price of such debentures and warrants and to issue additional shares in the event the anti-dilution provisions of the Series A Debentures and Series D Warrants are triggered.  As of September 30, 2009, holders of our Series A Debentures have converted an aggregate of $2,154,295 in principal amount of the Series A Debentures and $2,995,705 in principal amount remains unconverted. A holder of our Series D Warrants exercised an aggregate of 864,798 of such warrants and we issued an aggregate of 864,798 Class E Warrants as an inducement for such exercise. The Class E Warrants are exercisable for a period of five years at an exercise price of $1.17 per share.  Furthermore, as of the date of filing this Report, 14,253,671 warrants (excluding the warrants exercisable by the debenture holders) may be exercised pursuant to the cashless exercise provisions of such warrants, which may be subsequently resold under Rule 144 under the Securities Act.  Increased sales volume of our common stock could cause the market price of our common stock to drop.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 2, 2009, the Company issued to its placement agent 48,000 shares of common stock in exchange of commissions for shares.  The Company also issued in the transaction 108,000 Class M common stock purchase warrants.  The warrants are exercisable at a price of $0.25 per share, contain customary anti-dilution provision, and expire on July 1, 2014.  The foregoing securities were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

On August 7, 2009, the Company issued to a consultant Class M common stock purchase warrants to purchase an aggregate of 21,000 shares of our common stock.  The warrants are exercisable at a price of $0.25 per share, contain customary anti-dilution provision, and expire sixty (60) months from the date of issuance. The foregoing securities were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

During August through September 2009, in accordance with the terms of the Company’s outstanding Series A Debentures, six debenture holders converted an aggregate of $222,500 in principal amount of its debenture into an aggregate of 890,000 shares of common stock.  One of the debenture holders also converted approximately $22,986 of accrued and unpaid interest and late fees into an aggregate of 111,095 shares of common stock. The foregoing securities were issued in reliance upon the exemption set forth in Section 3(a)(9) and/or Section 4(2) of the Securities Act.

In September 2009, the Company issued 250,000 Class M warrants to a consultant as compensation for business advisory services.  The warrants are exercisable at a price of $0.25 per share, contain customary anti-dilution provision, and expire sixty (60) months from the date of issuance.  The foregoing securities were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

On October 5, 2009, the Company agreed to convert a $60,000 outstanding promissory note for an aggregate of 240,000 shares of common stock, and 240,000 common stock purchase warrants.  The Warrants are exercisable at a price of $0.25 per share, contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance. The foregoing securities were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

During October through November 16, 2009, in accordance with the terms of the Company’s outstanding Series A Debentures, five debenture holders converted $520,000 in principal amount of its debenture into an aggregate of 2,080,000 shares of common stock.  One of the debenture holders also converted approximately $176 of accrued and unpaid interest and late fees into an aggregate of 1,097 shares of common stock. The foregoing securities were issued in reliance upon the exemption set forth in Section 3(a)(9) and/or Section 4(2) of the Securities Act.

During the period of October through November 16, 2009, the Company conducted a series of closings of the 2009 Private Placement to accredited investors, issuing an aggregate of 890,000 shares of common stock and 890,000 Class N Warrants for gross proceeds of $222,500. In connection with the closings, the placement agent received a commission of 8% of the gross proceeds of the placement, or total sales commissions of $17,800 and expense reimbursement of $432. The Class N Warrants are exercisable at a price of $0.25 per share, contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance. Also, the Company committed to issue to the placement agent an aggregate of 89,000 placement agent’s warrants equal to 10% of the number of shares sold in the offering (but excluding the shares underlying the warrants issued to investors), each warrant exercisable at a price of $0.275 per share for a period of five years from the date of issuance. The foregoing securities were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

The outstanding convertible debentures of $2,995,705 became due on November 7, 2008 and outstanding accrued interest of $888,594 as of September 30, 2009. The Company received a notice from three holders of the debentures advising it that the debentures were due November 7, 2008, including payment of all accrued and unpaid interest, and that failure to pay the debentures in full, including certain late fees, constitutes an event of default under the debentures and that failure to remit payment of the debentures and all late fees may result in enforcement of their rights and remedies under the debentures and applicable law. Except as noted above, the holders of the debentures have not sought to enforce their rights under the debentures. The Company has engaged, and may in the future engage, in discussions with certain holders of the debentures in an effort to re-negotiate the terms of the debentures, including with regard to the repurchase or repayment of the debentures or to extend of their maturity date, although, as of the date of this Report, the Company has not reached any agreement with our debenture holders with regard to any such repurchase, repayment or extension.  Our ability to repay or repurchase the debentures is contingent on our ability to raise additional financing of which there can be no assurance.  As a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. In addition, the Company did not make timely payment of the interest due under the Series A Debentures on July 1, 2008, October 1, 2008, January 1, 2009, April 1, 2009, July 1, 2009, and October 1, 2009, which may be deemed events of default under the debentures. The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default. The Company is required to maintain the registration of the shares underlying the debentures and Series D Warrants as required under the terms of our agreements with the holders of the debentures which may be deemed an event of default under the Debentures. Effective August 15, 2008, after the Company received waivers of registration from 93% of the outstanding debentures for the shares underlying the debentures, the Company withdrew from registration under the Securities Act the April 28, 2008 Form S-1 Registration covering the resale of the shares underlying the debentures and warrants.  If an event of default occurs under the debentures, the debenture holders may elect to require the Company to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and the Company may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law. In the event debenture holders make such demand, the Company has insufficient funds to meet such demand.  In anticipation of the election of default by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $722,299 as of December 31, 2008. As of September 30, 2009, the default amount was remeasured at approximately $1,617,241, which is reflected in the carrying value of the debentures.  This default amount was recognized as interest expense in Fiscal 2007 of approximately $645,641, an additional $76,658 during Fiscal 2008, and $894,942 during the nine-month period ended September 30, 2009.

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

Date: November 16, 2009