Form 10-K
period 2009-12-31
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2010-04-02
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

 X

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ___ No  ✓

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ___ No  ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ✓    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ___ No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ]    Accelerated Filer [  ] Non-Accelerated Filer [  ] Smaller Reporting Company [✓]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

 Yes __ No  ✓

The aggregate market value of the voting common equity held by non-affiliates based upon the average of bid and asked prices for the Common Stock on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter as quoted on the OTC Bulletin Board was approximately $12,544,655.

The number of shares outstanding of the registrant’s common stock, as of March 29, 2010, was 63,696,027.

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

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends, “plans,” “should,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof (including their use in the negative), or by discussions of strategies, plans or intentions.  Such statements include but are not limited to statements under Part I, Item 1A - Risk Factors, Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 1 – Business and elsewhere in this Report.  A number of factors could cause results to differ materially from those anticipated by such forward-looking statements, including those discussed under Part I, Item 1A - Risk Factors and Item 1 - Business of this Report. The absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including factors described in Part I, Item 1A - Risk Factors of this Report.  You should carefully consider the factors described in Part I, Item 1A - Risk Factors in evaluating our forward-looking statements.

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

33

ITEM 1B.  UNRESOLVED STAFF COMMENTS

49

ITEM 2.  PROPERTIES

49

ITEM 3.  LEGAL PROCEEDINGS

49

PART II

49

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  49

ITEM 6.  SELECTED FINANCIAL DATA

51

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

52

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

73

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

73

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES  73

ITEM 9A(T).  CONTROLS AND PROCEDURES

73

ITEM 9B.  OTHER INFORMATION

75

PART III

75

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

75

ITEM 11.  EXECUTIVE COMPENSATION

79

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  94

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

95

ITEM 14.  PRINCIPAL ACCOUNTiNG FEES AND SERVICES

96

PART IV

97

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

97

SIGNATURES

101

CONSOLIDATED FINANCIAL STATEMENTS

102

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

103

CONSOLIDATED BALANCE SHEETS

104

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

105

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

106

CONSOLIDATED STATEMENTS OF CASH FLOWS

108

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

109

NOTE 1.  Basis of Presentation and Going Concern Considerations

109

NOTE 2.  Significant Accounting Policies

112

NOTE 3.  Other Accrued Liabilities

119

NOTE 4.  Financing Arrangements

119

NOTE 5.  Fair Value Measurement

125

NOTE 6.  Stockholders’ Equity (Deficit)

125

NOTE 7.  Acquisitions

134

NOTE 8.  Goodwill and Intangible Assets

135

NOTE 9.  Income Taxes

136

NOTE 10.  Commitments and Contingencies

136

NOTE 11.  Employment Agreements With Executive officers

138

NOTE 12.  Related Party Transactions

139

NOTE 13.  Operating Leases

140

NOTE 14.  Subsequent Events

141

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

Guardian’s core technology is an “intelligent imaging informatics” (“3i™”) engine that is capable of extracting embedded knowledge from digital images, and has the capacity to analyze and detect image anomalies. The technology is not limited by type of digital format.  It can be deployed across divergent digital sources such as still images, x-ray images, video and hyper-spectral imagery. To date, the technology has been tested in the area of threat detection for baggage scanning at airports, for bomb squad applications and the detection of tuberculosis by analyzing digital images of stained sputum slides captured through a photo microscopy system.  Varying degrees of research and development have been conducted in the areas of detection for cargo scanning, people scanning, military target acquisition in a hyper-spectral environment, satellite remote sensing ground surveys and the detection of tuberculosis in a microscopy system.  Product development in these areas is ongoing, and while there can be no assurance, we believe that the technology should produce results equal to or greater than those currently achieved by current methods.

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

We are developing and plan to offer two principal “intelligent imaging informatics” (“3i™”) products and a third product, FlowPoint, which we have discontinued active marketing.  These products are as follows:

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

A major joint initiative between the Department of Homeland Security (DHS) and the National Electrical Manufacturers Association (NEMA) is expected to open a path to both increasing the interoperability of security equipment as well as providing a mechanism to use third party threat detection software as part of the screening solution.  This enabling initiative is the Digital Imaging and Communications in Security (DICOS) standard, similar to the Digital Imaging and Communications in Medicine (DICOM) standard.  With a defined standard for the output of each screening device, complimentary automated threat detection software can be appended to any x-ray equipment.  The schedule for publication of this standard is being driven by the expected purchase by DHS/TSA of new security screening equipment for the over 400 US airports.  Guardian personnel are participating in, and co-chair, the Checked and Checkpoint Digital Radiography working group, one of the three NEMA working groups drafting the DICOS standards.

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

In July 2008, we submitted to DHS Science and Technology group, under the auspices of the Support Anti-terrorism by Fostering Effective Technologies Act of 2002 (the “SAFETY Act”), a pre-application for designation valuation, a type of certification under the SAFETY Act. In late August 2008, we received a pre-application review by the Staff of the Office of SAFETY Act Implementation. Our final application for designation valuation will be submitted in 2010.

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

The challenge for modern radiology is to improve the quality of clinical care while simultaneously reducing costs and improving patient outcomes.  To accomplish this goal, radiology has greatly expanded its use of various imaging modalities to include Nuclear Medicine, Ultrasound, Computer Tomography (“CT”), Magnetic Resonance Imaging (“MRI”), Positron Emission Tomography, and Digital Radiography (“X-ray”).  While significant improvements in diagnostic radiology have occurred using these imaging modalities, the same degree of technological advancements has not been available to help radiologists to accurately interpret and quantify the rapidly expanding number and diversity of imaging cases generated each day; and coupled with the level of difficulty in reading the image, radiologists are also prone to interpretation subjectivities, and misreads given the enormous patient loads and time constraints radiologists face each day. Studies and other literature indicate that radiologists are about 80% accurate at best in reading screening x-ray breast examinations - 75% accurate for women in their 40s. Certain studies have found that lesions are simply not detected 10 to 15% of the time. (See Milano C (1999). “Subjectivity Challenges Breast Cancer Exams and Diagnosis”.) Such knowledge has resulted in a tendency towards additional procedures, such as biopsies which sometimes prove unnecessary. While traditional computer aided detection (“CAD”) assists radiologists by marking anomalies without providing additional visualization or analytical tools, CAD applications have certain characteristics that limit their capabilities. CAD results are associated with high false positive rates. The pattern recognition algorithms employed by CAD restrict their functionality to searching for a specific disease within a specific imaging modality. Guardian is developing a new approach for radiographic image analysis based on our platform technology, Signature Mapping™.  It is the first image-analysis-based technology that we believe will be capable of “characterizing tissues” across a broad range of digital imaging modalities. The software has been designed to work seamlessly with Digital Imaging and Communication in Medicine (“DICOM”) images generated from any existing imaging modality.  It can be integrated into a Picture Archiving & Communication System (PACS) network, a stand-alone digital imaging modality, a diagnostic workstation or a clinical review workstation.

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

Recent Developments - Signature Mapping™

We continue the development of our automated TB sputum detection product, TBDx™ in collaboration with the Aurum Institute for Health Research (“Aurum”), in South Africa.  On October 17, 2008, we completed the development of a functional prototype of the automated TB software.  The prototype demonstrated our ability to collect sputum slide images, present those images within a viewer system, analyze in real time the images captured, and to automatically detect and quantify tuberculosis bacteria at relatively high rates of accuracy and low false positives. In February 2009, we installed an alpha prototype Signature Mapping™ TBDx™ software in a “retrofit configuration” for evaluation by the National Health Laboratories (HLS) in South Africa.  The configuration included an Olympus fluorescent microscope, a 1.2 megapixel camera and a HP desktop computer configured to Guardian’s hardware specifications.  The evaluation included the data collection and evaluation to determine optimal performance configuration and possible impacts to different microscope and digital camera specifications and sputum slide quality.  A number of workflow considerations were evaluated to optimize detection and workflow integration for a particular laboratory setting.  The technical team was trained to detect and evaluate auramine stained tuberculosis specimens on various sputum slide levels of quality.  We identified additional business revenue opportunities and extended applications for Signature Mapping™ in the tuberculosis program.  These include: training, slide quality management, overall quality management and tuberculosis vs. bacterium species analysis in culturing, using the Zeal-Nielsen staining process.  Additionally, our technical team collected a significant quantity of clinical data, customer insight and feedback from key HLS personnel on the optimal workflow for both the retrofit and “black box” requirements.  The TBDx™ application wrapper was stress-tested in a clinical application oriented environment.

On March 24, 2009, the Company signed a Memorandum of Understanding (“MOU”) with Aurum Innova (Pty) Limited (“Innova”) and the National Health Laboratory Services of South Africa (“NHLS”).  The purpose of the agreement is for the parties to jointly undertake activities for the completion of our Signature Mapping™ Tuberculosis (“TBDx”) product for deployment in the NHLS laboratories.  The parties are required to collaborate to enhance TBDx’s overall performance, customize its use for application in the National Health Laboratory Services tuberculosis diagnosis and quality management program, and clinically evaluate, measure, and test TBDx performance.  The collaboration includes conducting the clinical evaluation at selected NHLS laboratories that conduct sputum slide tuberculosis analysis and diagnosis.

In February 2009, the Company in conjunction with our partner the Aurum Institute established a Scientific Advisory Board in South Africa, and its members include Dr. Gavin J. Churchyard, founder and CEO of Aurum Institute for Health Research, Dr. David

Clark, President of the Aurum Institute for Health Research, Dr. Gerrit Coetzee, Head of the National Tuberculosis Reference Laboratory of the National Health Laboratory Services, Dr. Bernard Fourie, Chief Scientific Officer with the Medicine in Need Inc organization, Mr. Stan Harvey, Acting Executive Regional Manager of the National Health Laboratory Services, and Dr. Natalie Beylis, Director of Laboratory Tuberculosis Services at the National Health Laboratory Services Braamfontein Hospital.  The responsibilities of the Scientific Advisory Board include the identification of product specifications for our Signature Mapping™ Tuberculosis (“TBDx™”) product, and determination of how the technology will be implemented in South Africa.  The Scientific Advisory Board met in May 2009, and agreed on the requirements for TBDx application and detection performance, and overall customer requirements.  The establishment of the Scientific Advisory Board led to the memorandum of understanding between Guardian, Aurum, and NHLS, discussed above.

The Company was granted by the United States Patent & Trademark Office (“USPTO”) a patent underlying our Signature Mapping™ technology.  The patent, for the “System and Method for Identifying Objects of Interest in Image Data.” was granted on February 17, 2009, Patent No. US 7,492,937.

On February 4, 2009, the Company signed a Master Development Agreement with Aurum Innova (Pty), Ltd., a company related to the Aurum Institute for Health Research. In February 2009, we installed an alpha product of Signature Mapping™ tuberculosis (“TBDx”) software in a “retrofit configuration” for an evaluation by the National Health Laboratories (“NHLS”) in South Africa. This agreement extends the Company’s contractual relationship with Aurum that was first established with the signing of a Memorandum of Understanding on July 25, 2008.  The new agreement provides for the joint development of products and services aimed at the screening, early detection and staging of diseases including TB, silicosis, and malaria.  Each product will be the subject of a separate project specifications and the MDA included project specifications for our joint development of an automated TB sputum detection product.  Aurum has agreed to clinically evaluate the products, and the parties agreed to jointly market and sell, initially in South Africa but eventually in sub-Saharan Africa, the jointly developed products, including our Signature Mapping™ TBDx™ product, through third parties and/or through Aurum.  The Company agreed to pay Aurum a royalty on a product by products basis, based on the net revenue received by us through our distributors, and to be delineated by the parties.  Also, the Company agreed to pay Aurum a commission with regard to sales of the products by Aurum.  Further, Aurum has agreed to use every reasonable effort to raise funding to complete the development of a product following completion of the initial proof of concept.  Any intellectual property jointly developed by us and Aurum will be jointly owned.  The agreement may be terminated on one year’s prior written notice by either party, automatically terminates upon completion of project specifications and if no products are being marketed under the agreement, or for cause.  The agreement also contains certain confidentiality and indemnification provisions.

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

Financial Condition, Going Concern Uncertainties and Events of Default

During the twelve-month period ended December 31, 2009, Guardian’s revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. As discussed below, we are in default under the terms of our outstanding Series A Debentures which became due on November 7, 2008.  We received a notice of default from three holders of the debentures.  The amount due to our debenture holders for interest and principal as of December 31, 2009, was approximately $3,155,142 (of which $2,115,705 represents principal and $1,039,437 in accrued interest and late fees), exclusive of potential default amounts of approximately $2,587,216.  Also, we have outstanding trade and accrued payables of $6,436,801 including accrued salaries due to our employees and management of $3,670,077. Also, our Chief Executive Officer’s net outstanding noninterest-bearing loans were $226,000, and other short-term loans of $675,000.

Our independent registered public accounting firm’s report on the consolidated financial statements included in our annual report on Form 10-K for the years ended December 31, 2009 and 2008, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

During the period commencing October 27, 2008 through April 24, 2009, Guardian conducted a private placement of its units of securities (the “2008 Private Placement”) exclusively to certain accredited investors, each unit consisting of 48,780 shares of common stock and 97,560 Class L Common Stock Purchase Warrants, through a registered broker-dealer that acted as placement agent for the offering. At a series of closings held during the offering period, Guardian sold an aggregate of 55.9 units of securities, issued an aggregate of 2,728,265 shares of common stock and 5,456,531 Class L Warrants for gross proceeds of $1,118,500 (or $1,010,776, net of commission and other expenses of $107,724). The Class L Warrants are exercisable at a price of $0.41 per share; contain a cashless exercise provision, a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance. The placement agent for the offering acted on a best efforts basis pursuant to the terms of a placement agreement with Guardian. In connection with the sale of the units, the placement agent received a sales commission of 8% of the gross proceeds of the placement, or total sales commissions of $89,480 and an expense reimbursement of $18,244.  Also, Guardian issued to the placement agent placement agent’s warrants to purchase an aggregate of 272,826 shares of common stock equal to 10% of the number of shares sold in the offering (but excluding the shares underlying the warrants issued to investors), each warrant exercisable at a price of $0.45 per share for a period of five years from the date of issuance. An aggregate of 44.7 of the 55.9 units sold in the offering were sold during the period of January 1, 2009 through April 24, 2009, resulting in the issuance during such period of an aggregate of 2,179,490 shares of common stock and 4,358,981 Class L Warrants for gross proceeds of $893,501 (or $821,248, net of commission and other expenses of $72,253).

During the period of June through July 2009, Guardian sold to accredited investors an aggregate of 1,100,000 shares of common stock and 1,100,000 Class M Warrants for gross proceeds of $275,000 ($265,750, net of expenses of $9,250). The warrants are exercisable at a price of $0.25 per share and expire sixty (60) months from the date issued.

During the period June through August 2009, at a series of closings, Guardian issued six month convertible promissory notes to an aggregate of 12 accredited investors in the aggregate principal amount of $725,000. The six-month notes accrue interest at a rate of 10% per annum. The notes are convertible, at the holder’s option, into shares of common stock at a conversion price of $0.25 per share. If converted, each holder is entitled to receive Class M common stock purchase warrants for the right to purchase an equal number of shares and are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions, and expire sixty (60) months from the date the warrants were issued. On November 11, 2009, one note holder converted $50,000 into 200,000 shares of common stock, and 200,000 Class M Warrants. The remaining balance of the convertible notes as of December 31, 2009 is $675,000. $410,000 became due as of December 31, 2009, of which $50,000 converted for common stock on March 12, 2010, $190,000 matured in January 2010, and $75,000 matured in February 2010.  Guardian has insufficient funds to pay the notes or the related accrued interest as of their maturity dates, and is therefore in default under the notes.  One note holder has issued a default notice to the Company.  The Company is seeking to re-negotiate the terms of the notes, including the extension of their maturity date of the principal and interest. As a condition to any such extension, the note holders may seek to amend or modify certain other terms of the notes. Guardian’s failure to pay (i) any principal payment on the due date, or (ii) any interest or other payment required under the terms of the note on the date due and such payment shall not have been made within fifteen (15) days of Company's receipt of the note holder's written notice to the Company of such failure to pay, shall be deemed an event of default. Upon the occurrence or existence of any event of default, and at any time thereafter during the continuance of such event of default, the note holder may declare all outstanding obligations payable by Company hereunder to be immediately due and payable without presentment, demand, protest or any other notice of any kind, all of which are expressly waived.  In addition to the foregoing remedies, upon the occurrence or existence of any event of default, the note holder may exercise any other right, power or remedy granted to it by the note or otherwise permitted to it by law, either by suit in equity or by action at law, or both.

On August 11, 2009, we engaged Newport Coast Securities (formerly Grant Bettingen, Inc.) to act as placement agent on a “best efforts” basis with regard to the sale of up to 250 units of our securities, each unit consisting of 80,000 shares of our common stock and 80,000 common stock purchase warrants, for a purchase price of $20,000 per unit, or gross proceeds of up to $5,000,000 (the “2009 Private Placement”).  At a series of closings held during the offering period, Guardian sold an aggregate of 25.625 units of securities, issued an aggregate of 2,050,000 shares of common stock and 2,050,000 Class N Warrants for gross proceeds of $512,500 (or $470,927, net of commission and other expenses of $41,573). The Class N Warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance. The placement agent for the offering acted on a best efforts basis pursuant to the terms of a placement agreement with the Company.  In connection with the sale of the units, the placement agent received 100,000 shares of our common stock upon the execution of the placement agreement, and sales commission of 8% of the gross proceeds of the placement, or total sales commissions of $41,000 and an expense reimbursement of $573.  Also, Guardian issued to Newport Coast Securities placement agent’s warrants to purchase an aggregate of 205,000 shares of common stock equal to 10% of the number of shares sold in the offering (but excluding the shares underlying the warrants issued to investors), each warrant exercisable at a price of $0.275 per share for a period of five years from the date of issuance.

As of December 31, 2009, we had a cash balance of $8,707. Subsequently and through March 31, 2010, we received $230,000 ($217,400, net of commissions and expenses in the amount of $12,600) from the issuance and sale of common stock and warrants in a private placement.  Management believes these funds to be insufficient to fund our operations, absent any cash flow from operations or funds from the sale of our equity or debt securities.  We are currently spending or incurring (and accruing) expenses of approximately $345,000 per month on operations and the continued research and development of our 3i technologies and products.  Management believes that we will require approximately an additional $4,140,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. This assumes that holders of our outstanding debentures and convertible notes convert such debt into shares of our common stock or that we are able to extend the term of the debentures and notes, of which there can be no assurance.  In the event we are unable to extend the term of the debentures and convertible notes, the debenture and convertible note holders do not convert such debt or require payment of the interest and principal, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures (excluding convertible notes), we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

In view of Guardian’s limited revenues to date, the Company has relied and continues to rely substantially upon equity and debt financing to fund its ongoing operations, including the research and development conducted in connection with its products. If the proceeds from our financings are insufficient to fund our operations, pay our trade payables, and repay our unconverted debentures, or our debenture or note holders seek to enforce their rights under the debentures or notes, or our employees or trade creditors seek to enforce payment of amounts due to them, our results of operations and financial condition could be materially and adversely affected and we may be unable to continue our operations.  Also, in the event we are unable to pay our employees, we may suffer employee attrition. There can be no assurances that we will be successful in our efforts to raise any additional financing, any bank borrowing, and research or grant funding to repay the debentures or in our efforts to renegotiate our convertible debentures.  Moreover, in view of the current market price of our stock, we may have limited or no access to the capital markets.  Furthermore, under the terms of our agreements with the debenture holders, we are subject to restrictions on our ability to engage in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is based upon the trading price of our securities after initial issuance or otherwise subject to re-set.   In view of the foregoing, we may be required to curtail operations significantly, or obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

Our outstanding Series A convertible debentures became due on November 7, 2008.  During the twelve months ended December 31, 2009, our debenture holders converted an aggregate of $1,112,500 in principal amount, and $24,880 of accrued interest and late fees into an aggregate of 4,557,378 shares of our common stock.  As of December 31, 2009, $2,117,705 in principal amount and $1,039,437 of unpaid interest and late fee was outstanding under the debentures.  We received a notice from three holders of our debentures advising us that the debentures were due November 7, 2008, including payment of all accrued and unpaid interest, and that failure to pay the debentures in full, including certain late fees, constitutes an event of default under the debentures and that failure to remit payment of the debentures and all late fees may result in enforcement of their rights and remedies under the debentures and applicable law. As of the date of this report, except as noted below, the holders have not sought to enforce their rights under the debentures. We have and may in the future seek to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with our debenture holders with regard to any such repayment, repurchase or extension.  Certain debenture holders have continued to convert their debentures into our shares, including during the period ended March 31, 2010. Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.

We did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008, October 1, 2008, January 1, 2009, April 1, 2009, July 1, 2009, October 1, 2009, and January 1, 2010, which may be deemed to be events of default under the debentures.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after we become aware of such default, will be deemed an event of default. Guardian has not maintained the registration of the shares underlying the debentures and Series D Warrants to permit the reoffer and resale of such shares as required under the terms of our agreements with the holders of the debentures which also may be deemed an event of default under the Debentures.

If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  In the event the debenture holders make such a demand, Guardian currently has insufficient funds to meet such demand. As of the date of this report, three debenture holders have sent notices of default under such debenture, and we may be considered in default by other debenture holders. In anticipation of such election by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $722,299 as of December 31, 2008.  As of December 31, 2009, the default amount was remeasured at approximately $2,587,216, which is reflected in the carrying value of the debentures.  This default amount was recognized as interest expense in Fiscal 2007 of approximately $645,641, an additional $76,658 during Fiscal 2008, and $1,864,917 during the Fiscal 2009.

During Fiscal 2009, our total stockholders’ deficit increased by $3,799,172 to $12,694,113, and our consolidated net loss was $8,533,514 for the twelve months ended December 31, 2009. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Guardian’s insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

RECENT DEVELOPMENTS

Recent Financings

On November 19, 2009, Guardian agreed to convert a $50,000 outstanding convertible promissory note for an aggregate of 200,000 shares of common stock, and 200,000 Class M common stock purchase warrants. The conversion price of the note was $0.25. The note holder also converted accrued and unpaid interest of $2,252 for 9,007 shares of common stock, and 9,007 Class M common stock purchase warrants. The warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance.

On October 5, 2009, Guardian agreed to convert a $60,000 outstanding convertible promissory note for an aggregate of 210,720 shares of common stock, and 210,720 Class N common stock purchase warrants. The conversion price of the note was $0.28.5. The note holder also converted accrued and unpaid interest of $8,351 for 29,280 shares of common stock, and 29,280 Class N common stock purchase warrants. The warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance.

From October 5 through December 21, 2009, in accordance with the terms of the Company’s outstanding Series A Debentures, six debenture holders converted an aggregate of $880,000 in principal amount of their debentures into an aggregate of 3,520,000 shares of common stock.  Common stock was increased by $3,520 for the par value of the shares and paid-in capital was increased by $876,480.

Also, one of the debenture holders also converted approximately $1,892 of accrued and unpaid interest and late fees into an aggregate of 11,828 shares of common stock.

During the period of October 1 through December 8, 2009, we conducted a private placement of our units of securities, each unit consisting of 80,000 shares of our common stock and 80,000 Class N Common Stock Purchase Warrants.  At a series of closings we held during this period, we sold an aggregate of 25.63 units, and issued an aggregate of 2,050,000 shares of common stock and 2,050,000 Class N Warrants for gross proceeds to us of approximately $512,500 (or net proceeds of approximately $470,928, after payment of certain commissions and expenses of our placement agent for the offering of approximately $41,572).  The Class N Warrants we issued to investors in the offering are exercisable at a price of $0.25 per share, a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire five years after the date of issuance. Newport Coast Securities (formerly Grant Bettingen, Inc) acted as placement agent for the offering on a best efforts basis pursuant to a placement agreement we entered into with Newport Coast Securities.  Also, we issued to Newport Coast Securities, placement agent’s warrants to purchase an aggregate of 205,000 shares of our common stock (subject to adjustment), each warrant exercisable at a price of $0.275 per share for a period of five years from the date of issuance.  Guardian also issued to its private placement agent 100,000 shares of common stock as additional compensation for the 2009 private placement offering.

During August 11 through September 17, 2009, in accordance with the terms of the Company’s outstanding Series A Debentures, six debenture holders converted an aggregate of $222,500 in principal amount of its debenture into an aggregate of 890,000 shares of common stock.  The conversion price of the debentures is $0.25.  One of the debenture holders also converted approximately $22,986 of accrued and unpaid interest and late fees into an aggregate of 111,095 shares of common stock, for an average conversion price of $0.207.

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

During the period of January through April 24, 2009, we conducted a private placement of our units of securities, each unit consisting of 48,780 shares of our common stock and 97,560 Class L Common Stock Purchase Warrants.  At a series of closings we held during the period January 1, 2009 through April 24, 2009, we sold an aggregate of 44.68 units, and issued an aggregate of 2,179,490 shares of common stock and 4,358,981 Class L Warrants for gross proceeds to us of approximately $893,501 (or net proceeds of approximately $821,776, after payment of certain commissions and expenses of our placement agent for the offering of approximately $71,725).  The Class L Warrants we issued to investors in the offering are exercisable at a price of $0.41 per share, contain a cashless exercise provision, a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire five years after the date of issuance. Newport Coast Securities acted as placement agent for the offering on a best efforts basis pursuant to a placement agreement we entered into with Newport Coast Securities.  Under our placement agreement with Newport Coast Securities in connection with the private placement, Newport Coast Securities received, from October 27, 2008 through April 24, 2009, total sales commissions of approximately $89,480 and an expense reimbursement of approximately $17,269.  Also, we issued to Newport Coast Securities placement agent’s warrants to purchase an aggregate of 272,826 shares of our common stock (subject to adjustment), each warrant exercisable at a price of $0.45 per share for a period of five years from the date of issuance.

On February 12, 2009, in accordance with the terms of the Company’s outstanding Series A Debentures, a debenture holder converted $10,000 in principal amount of its debenture into an aggregate of 24,455 shares of common stock.  The conversion price was $0.4089.

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

In November and December 2008, Guardian received direct investments from accredited investors of approximately $225,000 and issued 548,776 shares of common stock and an aggregate of 1,097,550 common stock purchase warrants.  The warrants are exercisable at a price of $0.41 per share; contain a cashless exercise provision, a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution provisions and other customary provisions. The warrants expire five years after the date of issuance.

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

In September 2008, Guardian accepted direct investments from accredited investors of $75,000 and issued an aggregate of 183,419 shares of common stock and 366,839 common stock purchase warrants. The warrants are exercisable at a price of $0.4089 per share; contain a cashless exercise provision, a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution provision and other customary provisions. The warrants expire in September 2013.

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

As shares of common stock are sold by the holders and/or the Company registers its outstanding shares of common stock, the then current fair value of those shares, based on the redemption value, shall be reclassified from temporary equity to permanent equity.  During the fiscal periods ending December 31, 2009, and 2008, the temporary equity account was decreased and the permanent equity account increased by $12,090 and $123,910, respectively, for the change in the estimated redemption value of the outstanding shares currently held by the shareholders of Difference Engines Corporation. Since the acquisition of the intellectual property and through December 31, 2009, the cumulative effect on the temporary equity account for the change in the estimated redemption value of the outstanding shares held by the shareholders of Difference Engines Corporation is a reduction of $1,368,864, and due to the sale of Guardian stock previously held by the shareholders of Difference Engines Corporation is a reduction of $633,053.  Therefore, the balance of the temporary equity account for the purchase of the intellectual property owned by Difference Engines as of the consolidated balance sheet date is $42,311.

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

To achieve our strategic vision, we are aware of the need to exercise the financial and operational discipline necessary to achieve the proper blend of resources, products and strategic partnerships.  These efforts can accelerate our ability to develop, deploy and service a broad range of intelligent imaging informatics solutions directly to our target markets and indirectly through OEM/value added reseller (“VAR”) partners.  During 2009, we continued implementing changes across the spectrum of our business. We refined our marketing strategy and enhanced our PinPointTM and Signature MappingTM product offerings.

Our Strategic Achievements During 2009

In line with our strategic plan, during fiscal 2009, we accomplished the following:

PinPoint™:

•

In security, our focus in 2009 was primarily on shifting the existing security paradigm from a proprietary hardware focus to a more integrated solution incorporating PinPoint software.  In addition, we believe we established Guardian as an expert in security.  We have effectively staked our position by demonstrating a definitive understanding of the complexities and risks of security, while offering the fundamental missing element that bridges the security gap – the identification of threats by the use of automated detection software that is consistent versus the current ineffective methodology.  Our achievements were:

•

Joined NEMA’s Digital Communication in Security (DICOS) standards initiative in August 2009.  Funded by the TSA and the Department of Homeland Security, the committee is tasked with developing digital imaging and communications standards that can be used, in future government procurements, to enable networking between scanning systems and standardization of the imaging output from the hardware so third-party software and components, like PinPoint, can more easily be developed, tested and deployed.  As co-chair of the DICOS working committee, Guardian led the drafting of the proposed standards which, will impact acceptance of third-party software on scanners used by TSA and DHS.

•

Participated in a funded proof-of-concept testing for the detection of specific liquid explosives for a major international government security organization. Due to government non-disclosure requirements, we cannot disclose details of the testing, but we can assure you that Guardian’s PinPoint™ threat identification software exceeded the government’s performance expectations and outperformed every other participant in the project. Guardian anticipates that governmental funding will be made available for the development of a complete PinPoint™ liquids detection module in 2010.

•

Submitted requested proposals to several international governments after successfully demonstrating PinPoint to them for specific high-security programs and events.  Guardian expects to receive responses and/or take the next steps in 2010.

Signature Mapping™:

•

In healthcare, our focus in 2009 was primarily on the detection of tuberculosis.  Guardian undertook measures to meet objectives that many established, world-renowned individuals and companies have failed to achieve.  Our achievements:

•

Completed the development of Signature Mapping TBDx™ (SM TBDx™), our automated TB detection software in August 2009 -  a full three months ahead of schedule;

•

Successfully completed a SM TBDx Phase I clinical trial under the supervision of the South Africa government, in December 2009. The trial exceeded all criteria and we are confident that Phase II (the final phase), scheduled for early 2010, will go equally well.  On the strength of the performance of SM TBDx, we feel our company is positioned to quickly capture a significant share of this market.

•

Delivered the SM TBDx proposal requested by India’s government healthcare agencies in December 2009. (See http://www.guardiantechintl.com/news”.) It accommodates the Indian laboratory protocols and provides for a fully automated diagnostic system, from automated slide handling to image capture to case level analysis. India’s senior government healthcare officials and scientists requested a proposal to fund the migration of SM TBDx to the Indian standard for sputum microscopy after our meetings with them in October and November 2009.

Other activities:

•

Received net proceeds of approximately $1,558,454 from certain private placements of our securities, and $725,000 from proceeds of short-term convertible notes.

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

Currently, we are focused on providing technology solutions and services in two primary markets, healthcare and aviation/homeland security.  However, as new or enhanced solutions are developed, we expect to expand into other markets such as military and defense utilizing hyper-spectral technology, and imaging diagnostics for the medical industry.  We may also engage in one or more acquisitions of businesses that are complementary to our businesses.  Further, we may form wholly-owned subsidiaries to operate within defined vertical markets.

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

•

Operates on multiple platforms, contains an application interface for ease of use and connectivity, and is hardware agnostic.

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

Healthcare - Signature Mapping™ Solution

In an effort to expand upon the use of our core technology 3i™ “intelligent imaging informatics,” we have migrated and adopting our threat detection algorithms and quantitative imaging capabilities for use in the imaging field of diagnostic radiology and pathology.  The technology is called Signature Mapping™.  Our Signature Mapping™ platform technology represents the technological basis upon which we expect all diagnostic radiology and pathology applications will be developed. Any Signature Mapping™ product introduced in the United States may be subject to Food and Drug Administration (“FDA”) review and approval, including with regard to its safety and effectiveness before we may begin marketing and selling any such product in the U.S. Such approval may require us to obtain extensive data from clinical studies to demonstrate such safety or effectiveness.  There may be similar regulatory requirements in foreign countries in which we seek to market and sell our healthcare CAD products.

The challenge for modern radiology is to improve the quality of clinical care while simultaneously reducing costs and improving patient outcomes.  To accomplish this goal, radiology has greatly expanded its use of various imaging modalities to include Nuclear Medicine, Ultrasound, Computer Tomography (“CT”), Magnetic Resonance Imaging (“MRI”), Positron Emission Tomography, and Digital Radiography (“X-ray”).  While significant improvements in diagnostic radiology have occurred using these imaging modalities, the same degree of technological advancements has not been available to help radiologists to accurately interpret and quantify the rapidly expanding number and diversity of imaging cases generated each day; and coupled with the level of difficulty in reading the image, radiologists are also prone to interpretation subjectivities, and misreads given the enormous patient loads and time constraints radiologists face each day. Studies and other literature indicate that radiologists are about 80% accurate at best in reading screening x-ray breast examinations - 75% accurate for women in their 40s. Certain studies have found that lesions are simply not detected 10 to 15% of the time. (See Milano C (1999). “Subjectivity Challenges Breast Cancer Exams and Diagnosis”.)  Such knowledge has resulted in a tendency towards additional procedures, such as biopsies which sometimes prove unnecessary. While traditional computer aided detection (“CAD”) assists radiologists by marking anomalies without providing additional visualization or analytical tools, CAD applications have certain characteristics that limit their capabilities. CAD results are associated with high false positive rates. The pattern recognition algorithms employed by CAD restrict their functionality to searching for a specific disease within a specific imaging modality. Guardian is developing a new approach for radiographic image analysis based on our platform technology, Signature Mapping™.  It is the first image-analysis-based technology that we believe will be capable of “characterizing tissues” across a broad range of digital imaging modalities. The software has been designed to work seamlessly with Digital Imaging and Communication in Medicine (“DICOM”) images generated from any existing imaging modality.  It can be integrated into a Picture Archiving & Communication System (PACS) network, a stand-alone digital imaging modality, a diagnostic workstation or a clinical review workstation.

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

Our research to-date includes five programs and studies conducted under the direction of the Image Processing and Informatics Laboratory at the University of Southern California (USC) using clinical data and images provided by: the Image Processing and Informatics Laboratory at USC, Howard University, and the South Florida Clinical Mammography Data Base.  In addition a program and study was conducted for the detection of TB in stained sputum slides through a photo microscopy system at the National Health Laboratories of South Africa.

Tuberculosis

The Disease

The World Health Organization (“WHO”) has declared tuberculosis a global health emergency. WHO has estimated that 2 billion of the world's population is infected with the tuberculosis bacteria. Furthermore, WHO statistics indicate that in 2006 approximately 9.2 million people developed tuberculosis and 1.5 million people died from the disease, mostly in underdeveloped countries. (See “Global Tuberculosis Control - surveillance, planning and financing,” WHO Report 2008.)

Tuberculosis – Sputum Microscopy

Commercial interest in TB diagnostics has been limited by a lack of detailed information on the size and characteristics of the TB diagnostic market.  An international network of contacts and investigators has for the first time, yielded a strategic overview of the current global market for TB diagnostics, encompassing testing for active disease caused by TB, as well as detecting latent infection, monitoring response to treatment, and drug-susceptibility testing (DST).  This information has been compiled and published by the World Health Organization (WHO). This analysis indicates that annually over US$1 billion is spent worldwide on TB diagnostics, a figure over twice as large as the current market for TB drugs.  One-third (US $326 million) of this money is spent outside of the established market economies (EME), where 73% of TB diagnostic testing takes place.  Lower labor costs primarily account for the lower cost per test performed in developing countries. (See “A Large, Untapped Global Market Exists for Improved TB Tests,” WHO Report October 25, 2006.)

According to WHO published reports from 2005, sputum smear microscopy (83 million annual cases) and chest radiography (47 million annual x-rays) for active disease are by far the most common tests performed in middle-income and low-income countries. These tests eclipse the use of higher performance more complex and expensive tests, such as culture and nucleic acid testing (NAT).  Skin testing with purified protein derivative (PPD) is the highest volume TB diagnostic test used in the EME (40 million annual tests), where it makes up half the total market, reflecting the importance of detection of latent infection in those countries.  (See “Global Tuberculosis Control - surveillance, planning and financing,” WHO Report 2005.)

Depending on where you are in the world, the range of TB diagnostic tools may vary.  The highest priority for TB control in high burden settings is detection of active TB cases excreting large numbers of infectious bacteria in such settings, sputum smear microscopy is predominate diagnostic test in use. (See “Diagnostic for Tuberculosis Global Demand and Market Potential” Report, WHO on behalf of the Special Program for Research and Training in Tropical Diseases 2006”.)  Diagnosis of active TB by identification of tubercle bacilli in sputum smears use a light microscope for Ziehl-Neelsen stained specimens or under a fluorescence microscope for rhodamine/auramine stained sputa.  There is scientific consensus that fluorescence microscopy is superior for the identification of tubercle bacilli.

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

Clinical Value of Signature Mapping™

In connection with the development of our TBDx product, we have partnered with the Aurum Institute for Health Research (“Aurum Institute”).  The Aurum Institute, headquartered in Johannesburg, South Africa, is an internationally recognized medical research organization, a world leader in research and treatment involving tuberculosis, HIV/AIDS, malaria and other infectious diseases.  Under the collaborative partnership, Guardian and the Aurum Institute’s scientists are expected to collaborate to perfect the use of Signature Mapping™ imaging technology to automatically detect, identify and quantify the bacteria that causes tuberculosis. Automation of these processes with Guardian's technology is expected to reduce labor costs, provide more timely diagnosis and delivery of therapeutic treatments, eliminate human errors and sharply improve detection rates and accuracy of diagnosis.  The Aurum Institute has also partnered with Guardian to expand its activities within the mining industry to include detection of silicosis. Silicosis is a form of lung disease resulting from occupational exposure to silica dust over a period of years. Silicosis causes slowly progressive fibrosis of the lungs, impairment of lung function and a tendency to tuberculosis of the lungs. In early internal tests, Signature Mapping™ has been shown to be capable of detecting silicosis.

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

Source: Center for Integration of Medicine and Innovative Technology.

Detection

For acute stroke patients, non-contrast head CT scanning is mandatory for rapidly distinguishing ischemic from hemorrhagic infarction and for defining the anatomical distribution of the stroke.  Patients with acute ischemic stroke may be triaged to receive thrombolytic therapy to break the clot, while patients with hemorrhagic stroke follow a different diagnostic and therapeutic pathway.  CT scans also may rule out other life-threatening processes such as hematoma, neoplasm and abscesses.

For patients with TBI, with or without a fracture, the most critical factor is determining if a brain injury is present.  CT scan is used most often to evaluate acute head injuries; a major indicator of brain injury is the presence of intracranial bleeding.  CT is useful for identifying injuries to the brain itself and to determine the presence, location and severity of bleeding. Data collected from the research company IMV indicates that in 2006, about 62 million CT procedures was conducted in the United States, and estimated that between 38 and 50 percent of those studies were conducted to image the brain. (See “Health Imaging News” Report, November 7, 2006.)

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

Under our test conditions, Signature Mapping™ has been demonstrated in all cases to be an accurate and sensitive tool for the detection of acute intracranial bleeds. It has also demonstrated an ability to differentiate between small intracranial bleeds that are less than 5% subdural hematoma from difficult to discern bone hardening artifacts typical in most CT scans. In early study results of ER physicians, general radiologists and neuro-radiologists, Signature Mapping™ improved the performance of all three groups, and more importantly, elevated the detection performance level of the emergency room physicians to those equaling the neuro-radiologists.

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

Due to the increased efforts and focus in developing our Signature Mapping™ imaging technology, we have discontinued active marketing of our FlowPoint™ products, and have sought licensing arrangements with other software or hardware providers, who may use our RIS and PACS systems to complement their existing product line.  Accordingly, we have entered into two licensing arrangements to-date.  The first in January 2008 with Rogan-Delft for a perpetual, nonexclusive and nontransferable license to use, modify, create derivative works from, market and sublicense our FlowPoint™ RIS product, and the second in January 2009 with Richard Mace Solutions Ltd for a perpetual, nonexclusive and nontransferable license to use, modify, create derivative works from, market and sublicense our RadWise RIS and PACS solutions. Our existing small customer base in England was assigned to Richard Mace Solutions Ltd for the purpose of continuous service to these customers.  Royalties generated from these licensing agreements is not anticipated to be a significant portion of our revenue.

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

Since the events of September 11, 2001, there has been a growth surge in the baggage screening industry.  In the decade leading up to 9/11, the U.S. market for baggage screening products and services maintained a steady $400-$600 million per year.  Since 9/11 the industry has reinvented itself almost from the ground up.  The growth in the marketplace for baggage screening products and services arises as a result of the TSA’s need to position itself to accommodate the forecasted growth in demand from 2 billion baggage screening transactions in 2001, to 7.3 billion in 2006 and 17.6 billion in 2010. See Homeland Security Research Corporation (HSRC) report, “2003-2010 Luggage and Large Parcel Screening Market Report.”

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

A major joint initiative between the Department of Homeland Security (DHS) and the National Electrical Manufacturers Association (NEMA) is expected to open a path to both increase the interoperability of security equipment as well as provide a mechanism to use third party threat detection software as part of the screening solution.  This enabling initiative is the Digital Imaging and Communications in Security (DICOS) standard, similar to the Digital Imaging and Communications in Medicine (DICOM) standard.  With a defined standard for the output of each screening device, complimentary automated threat detection software can be appended to any x-ray equipment.  The schedule for publication of this standard is being driven by the expected purchase by DHS/TSA of new security screening equipment for over 400 US airports.  Guardian is a co-chair of one of the three NEMA working groups drafting the standard.

As highlighted below, in a recent NEMA article, “DICOS - Homeland Security Spending Keeps on Growing” - Published Friday, January 16, 2009 11:05 AM by Harry Massey, U.S. government expenditure for security solutions is expected to increase.  Management believes that Guardian is positioned to be a third-party solution provider leveraging the standard output of all future security equipment procured by the US Government.  NEMA stated “Global homeland security spending has received a major boost in light of recent international terrorist events, as countries look at new ways to thwart terrorists and secure borders. Spending in the industry is expected to triple to $178 billion by 2015.  Security-related spending will include more sophisticated information technology and the protection of other vulnerable terrorist targets.  With the initial focus on airport security, NEMA has stepped up its outreach to DHS and TSA. Currently developing DICOS, the new NEMA standard will capture scans of checked baggage so that scans can be read by threat detection software. The new standard is expected to facilitate interoperability of security-imaging equipment. With DHS/TSA expected to purchase new equipment for over 400 U.S. airports, NEMA members have joined with DHS to develop the standard.  With Phase 1 of DICOS expected to be completed this year, NEMA has begun looking at other modalities. The security industry is looking at border, rail, seaport, industrial and nuclear plant security.”

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

In 2006, Frost & Sullivan projected CAD sales to reach $600 million by 2009 with a Compound Annual Growth Rate (“CAGR”) of +18% by 2010. With replacement expected in full force in the two segments with the most demand by that point, namely, the breast MRI CAD segment and the mammography CAD segment, overall replacement in the total CAD market is expected to reach almost 50 percent of demand by 2012. With each new CAD technology introduced to the market, the potential size of this new market grows exponentially “Given the myriad of body parts and systems that CAD technology could be applied to in the future, as well as the different imaging modalities associated with each, growth in this market could be virtually unstoppable.” Such as, new technology introduced for CT would be applicable to the brain, chest, neck, abdominal and other areas of the body; and new technology for Ultrasound would be applicable for the breast, liver, prostate and abdominal.

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

•

Facilitates improved workflow efficiency and enhances patient management practices

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

The next largest total available market is for a point-of-care screening test, which is estimated to be 193 million patient’s evaluations/year, of which approximately 70%, or 137 million patient’s evaluations/year is concentrated in the 22 high-burden countries.  Substantial markets also exist for less revolutionary replacement technologies.  Specifically, the total available markets for smear, culture, and monitoring and DST replacement tests are 83 million, 57 million, 40 million, and 6 million patient evaluations, respectively in 2005.  We estimate that replacement technologies could capture a greater proportion of the market by 2020: smear 59% (49 million), culture 35% (20 million), monitoring 58% (23 million) and DST 45% (3 million).  Without exception, between 70%–90% of the potential available markets for these replacement technologies are in the 22 high-burden countries.  The continued emphasis on improving market conditions will encourage market growth in the high-burden countries and increase the accessibility to new products.  (See “Global Tuberculosis Control - surveillance, planning and financing,” WHO Report 2008.)

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

PRODUCT DISTRIBUTION AND MARKETING

We have entered into the following distributor, strategic partnership, development, and consulting agreements with regard to our products:

Memorandum of Understanding with Aurum Innova (Pty) Limited and the National Health Laboratory Services of South Africa

On March 24, 2009, Guardian signed a Memorandum of Understanding (“MOU”) with Aurum Innova (Pty) Limited (“Innova”) and the National Health Laboratory Services of South Africa (“NHLS”).  The purpose of the agreement is for the parties to jointly undertake activities for the completion of our Signature Mapping™ Tuberculosis (“TBDx”) product for deployment in the NHLS laboratories.  The parties will collaborate to enhance TBDx’s overall performance, customize its use for application in the National Health Laboratory Services tuberculosis diagnosis and quality management program, and clinically evaluate, measure, and test TBDx performance.  The collaboration includes conducting the clinical evaluation at selected NHLS laboratories that conduct sputum slide tuberculosis analysis and diagnosis.

Scientific Advisory Board in South Africa

In February 2009, Guardian in conjunction with our partner the Aurum Institute established a Scientific Advisory Board in South Africa, and its members include Dr. Gavin J. Churchyard, founder and CEO of Aurum Institute for Health Research, Dr. David Clark, President of the Aurum Institute for Health Research, Dr. Gerrit Coetzee, Head of the National Tuberculosis Reference Laboratory of the National Health Laboratory Services, Dr. Bernard Fourie, Chief Scientific Officer with the Medicine in Need Inc organization, Mr. Stan Harvey, Acting Executive Regional Manager of the National Health Laboratory Services, and Dr. Natalie Beylis, Director of Laboratory Tuberculosis Services at the National Health Laboratory Services Braamfontein Hospital.  The responsibilities of the Scientific Advisory Board include the identification of product specifications for our Signature Mapping™ Tuberculosis (“TBDx™”) product, and determine how the technology will be implemented in South Africa.  The Scientific Advisory Board met in May 2009, and agreed on the requirements for TBDx application and detection performance, and overall customer requirements.  The establishment of the Scientific Advisory Board led to the memorandum of understanding between Guardian, Aurum, and NHLS, discussed above.

Master Development Agreement with Aurum Innova (Pty), Ltd.

On February 4, 2009, Guardian signed a Master Development Agreement Aurum Innova (Pty), Ltd., a company related to the Aurum Institute for Health Research, and installed in February 2009 an alpha product of Signature Mapping™ tuberculosis (“TBDx”) software in a “retrofit configuration” for an evaluation by the National Health Laboratories (“NHLS”) in South Africa. This agreement extends the Company’s contractual relationship with Aurum that was first established with the signing of a Memorandum of Understanding on July 25, 2008.  The new agreement provides for the joint development of products and services aimed at the screening, early detection and staging of diseases including TB, silicosis, and malaria.  Each product will be the subject of a separate project specifications and the MDA included project specifications for our joint development of an automated TB sputum detection product.  Aurum has agreed to clinically evaluate the products, and the parties agreed to jointly market and sell, initially in South Africa but eventually in sub-Saharan Africa, the jointly developed products, including our Signature Mapping™ TBDx™ product, through third parties and/or through Aurum.  The Company agreed to pay Aurum a royalty on a product by products basis, based on the net revenue received by us through our distributors, and to be delineated by the parties.  Also, the Company agreed to pay Aurum a commission with regard to sales of the products by Aurum.  Further, Aurum has agreed to use every reasonable effort to raise funding to complete the development of a product following completion of the initial proof of concept.  Any intellectual property jointly developed by us and Aurum will be jointly owned.  The agreement may be terminated on one year’s prior written notice by either party, automatically terminates upon completion of project specifications and if no products are being marketed under the agreement, or for cause.  The agreement also contains certain confidentiality and indemnification provisions.

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

EMPLOYEES

As of December 31, 2009, we employed 21 full-time employees, of whom four have taken a temporary leave of absence and continue to support the Company on a part-time basis as needed. None of our employees is a party to a collective bargaining agreement and we believe our relationship with our employees is good. We also employ certain consultants and independent contractors on a regular basis to assist in the completion of projects. It is our practice to require all our employees, consultants and independent contractors to enter into proprietary information and inventions agreements containing non-disclosure, non-compete and non-solicitation restrictions or covenants.

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

RESEARCH AND DEVELOPMENT

Under United States’ generally accepted accounting principles, until technology is determined to be feasible, all related research and development expenditures must be expensed rather than capitalized. When a determination is made that software is feasible (commercially viable), then expenditures may be capitalized, as long as there are no high-risk development issues.  We determined that a high-risk development issue existed for integrating PinPoint into already existing scanning equipment.  Therefore, we have concluded that capitalizing such expenditures for PinPoint™ is currently inappropriate and have expensed all research and development costs to date. The PinPoint™ research and development costs for fiscal periods 2009, and 2008 were $141,836 and $365,759, respectively.  We also expense the research and development costs for our Medical Computer Aided Diagnosis (CAD) projects as these projects are not considered to be ready for commercial distribution. The CAD research and development costs for fiscal periods 2009, and 2008, were $347,755 and $12,827, respectively.  Our research and development costs are comprised of staff and consultancy expenses on our core technology in intelligent imaging informatics (“3i™”) engine that is capable of extracting embedded knowledge from digital images, as well as the capacity to analyze and detect image anomalies for our development of our PinPoint™ and Medical Computer Aided Diagnosis (CAD) projects.

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

ITEM 1A.  RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below and other information contained in this report before deciding to invest in our common stock.  The risks described below are not the only ones facing our company. Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our company.  If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.  In such case, the trading price of our common stock could decline, and you could lose a part or all of your investment.

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

We did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008, October 1, 2008, January 1, 2009, April 1, 2009, July 1, 2009, October 1, 2009, and January 1, 2010, which may be deemed to be events of default under the debentures.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after we become aware of such default, will be deemed an event of default. Guardian has not maintained the registration of the shares underlying the debentures and Series D Warrants to permit the reoffer and resale of such shares as required under the terms of our agreements with the holders of the debentures which also may be deemed an event of default under the Debentures.

If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  In the event the debenture holders make such a demand, Guardian currently has insufficient funds to meet such demand. As of the date of this report, three debenture holders have sent notices of default under such debenture, and we may be considered in default by other debenture holders. In anticipation of such election by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $722,299 as of December 31, 2008.  As of December 31, 2009, the default amount was remeasured at approximately $2,587,216, which is reflected in the carrying value of the debentures.  This default amount was recognized as interest expense in Fiscal 2007 of approximately $645,641, an additional $76,658 during Fiscal 2008, and $1,864,917 during the Fiscal 2009.

As of December 31, 2009, $2,117,705 in principal amount and $1,039,437 of unpaid interest and late fee was outstanding under the debentures.  We received a notice from three holders of our debentures advising us that the debentures were due November 7, 2008, including payment of all accrued and unpaid interest, and that failure to pay the debentures in full, including certain late fees, constitutes an event of default under the debentures and that failure to remit payment of the debentures and all late fees may result in enforcement of their rights and remedies under the debentures and applicable law. As of the date of this report, except as noted below, the holders have not sought to enforce their rights under the debentures. We have and may in the future seek to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with our debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures and related Series D Warrants.

We did not make timely payment of outstanding principal and accrued interest when due under certain convertible notes when due and may be deemed to be in default under such notes.  We have insufficient cash resources to repay the amounts due to our debenture or note holders.

We did not make timely payment of the $410,000 in principal and $20,500 of unpaid interest under our six-month convertible promissory notes that were due in December 2009, which may be deemed to be events of default under the notes. The notes provide that any default in the payment of any principal payment on the due date, or any interest or other payment required under the terms of the note on the date due, and such payment shall not have been made within fifteen (15) days of Company's receipt of written notice from the noteholder to the Company of such failure to pay; will be deemed an event of default.  Upon the occurrence or existence of any event of default and at any time thereafter during the continuance of such event of default, the noteholder may declare all outstanding obligations payable by the Company to be immediately due and payable without presentment, demand, protest or any other notice of any kind, all of which are expressly waived, anything contained in the purchase agreement to the contrary notwithstanding. In addition to the foregoing remedies, upon the occurrence or existence of any event of default, the note holder may exercise any other right, power or remedy granted to it by the note or otherwise permitted to it by law, either by suit in equity or by action at law, or both. On March 10, 2010, one noteholder issued a notice of default to the Company. The Company is seeking to re-negotiate the terms of the notes, including the extension of their maturity date of the principal and interest. As a condition to any such extension, the note holders may seek to amend or modify certain other terms of the notes.

Our business plan and technologies are unproven. We have generated minimal revenues from our operation, and incurred substantial operating losses since our inception.  We have very limited cash resources and we are reliant on external sources of financing to fund our operations, including our ongoing product development.

As of December 31, 2009 Guardian’s revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. As discussed above, we are in default under the terms of our outstanding Series A Debentures which became due on November 7, 2008.  We received a notice of default from three holders of the debentures.  The amount due to our debenture holders for interest and principal as of December 31, 2009, was approximately $3,155,142 (of which $2,115,705 represents principal and $1,039,437 in accrued interest and late fees), exclusive of potential default amounts of approximately $2,587,216.  Also, we have outstanding trade and accrued payables of $6,436,801 including accrued salaries due to our employees and management of $3,670,077. Also, our Chief Executive Officer’s net outstanding noninterest-bearing loans were $226,000, and other short-term loans of $675,000.

As of December 31, 2009, we had a cash balance of $8,707. Subsequently and through March 31, 2010, we received $230,000 ($217,400, net of commissions and expenses in the amount of $12,600) from the issuance and sale of common stock and warrants in a private placement.  Management believes these funds to be insufficient to fund our operations, absent any cash flow from operations or funds from one or more equity or debt financings or from bank borrowing.  We are currently spending or incurring expenses of approximately $345,000 per month on operations and the continued research and development of our 3i technologies and products.  Management believes that we will require approximately an additional $4,140,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. This assumes that holders of our outstanding debentures and convertible notes convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures and convertible notes, the debenture and convertible note holders do not convert such debt or require payment of the interest and principal, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures (excludes convertible notes), we may be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

In view of Guardian’s limited revenues to date, the Company has relied and continues to rely substantially upon equity and debt financing to fund its ongoing operations, including the research and development conducted in connection with its products. If the proceeds from our financings are insufficient to fund our operations, pay our trade payables, and repay our unconverted debentures, or our debenture and note holders seek to enforce their rights under the debentures or notes, or our employees or trade creditors seek to enforce payment of amounts due to them, our results of operations and financial condition could be materially and adversely affected and we may be unable to continue our operations.  Also, in the event we are unable to pay our employees, we may suffer employee attrition. There can be no assurances that we will be successful in our efforts to raise any additional financing, any bank borrowing, and research or grant funding to repay the debentures or in our efforts to renegotiate our convertible debentures.  Moreover, in view of the current market price of our stock, we may have limited or no access to the capital markets.  Furthermore, under the terms of our agreements with the debenture holders, we are subject to restrictions on our ability to engage in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is based upon the trading price of our securities after initial issuance or otherwise subject to re-set.   In view of the foregoing, we may be required to curtail operations significantly, or obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

During Fiscal 2009, our total stockholders’ deficit increased by $3,799,172 to $12,694,113, and our consolidated net loss was $8,533,514 for the twelve months ended December 31, 2009. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Guardian’s insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

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

We have generated limited revenue from the sale of our aviation and healthcare products.  We anticipate launching of our Tuberculosis Sputum Analysis (“TBDx”) product during 2010; however, there can be no assurance we will be successfully in such launch or that we will generate revenue from our product.  We expect to incur additional product development costs to complete our Signature Mapping™ Tuberculosis project and other proof of concept projects as outside partners are solidified.  We completed a proof of concept project for the U.S. Department of Homeland Security (“DHS”) with regard to our PinPoint product in the first quarter of 2009 and we expect to incur additional product development cost for PinPoint’s™ cargo solution.  We expect to be able to start offering to cargo companies a threat detection solution to meet DHS guidelines that is expected to go into effect during 2010. There can be no assurance that we will be successful in launching the foregoing products in accordance with the foregoing timelines or that we will be successful in marketing and selling such products or generating significant revenue as anticipated.

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

During Fiscal 2009, our total stockholders’ deficit increased by $3,799,172 to $12,694,113, and our consolidated net loss was $8,533,514 for the twelve months ended December 31, 2009. During 2009, our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception. Although we have obtained cash from certain financings, we continue to have outstanding loans from our chief executive officer of approximately $226,000, and accrued and unpaid salaries of our executive officers in the amount of $1,746,476 and to other employees of $1,923,601. In the event we are unable to pay our employees, we may experience employee attrition which could materially adversely affect our business and operations, including our ongoing research and development activities. As of December 31, 2009, four of our 21 employees have taken a temporary leave of absence and continue to support the Company on a part-time basis as needed, although their return to full-time is uncertain.

Dilutive effect of conversion of Series A 10% Senior Convertible Debentures, exercise of Series D Warrants and Midtown placement agent’s warrants, and other warrants.

Under a securities purchase agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock. The Company issued an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants at a first closing held on November 8, 2006 and, due to the reset conversion feature embedded in the notes and the warrant, the transaction was recognized as a liability under generally accepted accounting principles.  We also issued an aggregate of 623,520 common stock purchase warrants to the placement agent in such financing which were upon terms substantially similar to the Series D Warrants.  Due to milestone-related adjustments, the initial exercise price of $1.15634 may be reset and the maximum number of shares to be issued under the debentures was indeterminable as of December 31, 2007. The Company issued an additional $2,575,000 in principal amount of the Series A Debentures at a second closing held on April 12, 2007, following the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants. The Company allocated proceeds from the second closing to the embedded conversion features of the Series A Debentures and Series D Warrants that were recognizable as a liability under generally accepted accounting principles. One-half of the Series D Warrants became exercisable on November 8, 2006 (2,226,854 warrants), and the remaining one-half became exercisable on April 12, 2007 (2,226,855 warrants). The Series D Warrants and the placement agent’s warrants issued as compensation in the offering to Midtown Partners & Co., LLC, may be exercised via a cashless exercise if certain conditions are met. The Company considered ASC 815-40 (formerly EITF 00-19), relating to the provisions for Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock), and concluded that there were insufficient shares to share settle the contracts. The Series D Warrants that became exercisable at the first closing will expire on November 8, 2011, and those related to the second closing will expire in April 12, 2012. On April 1, 2007, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants issued as compensation to Midtown Partners & Co., LLC, were reset to a price $0.7453 per share, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008. As a result of the June 2009 financing in which the Company issued shares of common stock and warrants, the conversion price of our debentures and the exercise price of the Series D Warrants was adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the Series D Warrants (including the warrants the Company issued to the placement agent in the financing) were increased by an aggregate of 2,281,109 Series D warrants. Our outstanding Series A convertible debentures became due on November 7, 2008. As of December 31, 2009, an aggregate of $3,034,295 in principal amount of the Series A Debentures have been converted into 7,020,037 shares of common stock, and an aggregate of 864,798 Series D Warrants have been exercised resulting in the issuance of 864,798 shares of common stock. Accordingly, as of December 31, 2009, an aggregate of $2,115,705 of principal amount of the debentures remain unconverted, and 5,870,020 Series D Warrants remain unexercised. As of the date of filing this report, approximately 14,649,979 warrants (excluding the warrants exercisable by the debenture holders) that we have issued in connection with our financings and to consultants may be exercised pursuant to the cashless exercise provisions of such warrants, which may be subsequently resold under Rule 144 under the Securities Act.  Increased sales volume of our common stock could cause the market price of our common stock to drop.

We have incurred substantial debt which could affect our ability to obtain additional financing and may increase our vulnerability to business downturns.

As of December 31, 2009, the aggregate principal due under our outstanding Series A Debentures was $2,115,705 and the accrued interest was $1,039,437. Accrued interest and principal under our Series A Debentures were due on November 7, 2008, and such debentures are in default. Also, $435,000 in principal and $21,750 of unpaid interest under our six-month convertible promissory notes were due in December 2009 and, therefore, we may be deemed to be in default under the notes. As a result, we are subject to the risks associated with substantial indebtedness, including that we are required to dedicate a portion of our cash flows from operations to pay debt service costs; it may be more expensive and difficult to obtain additional financing; we are more vulnerable to economic downturns; and if we default under our indebtedness, we may not have sufficient funds to repay any accrued interest or outstanding principal.

Our certifying officers evaluated the effectiveness of our disclosure controls and procedures, and concluded that our disclosure controls were not effective for prior periods and that we had certain weaknesses in our internal controls over timely reporting.

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  The Certifying Officers designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is made known to management (including the Certifying Officers) by others within the Company, including its subsidiaries. We regularly evaluate the effectiveness of our disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly in our Forms 10-Q and annually in our Forms 10-K. In completing such reporting, we disclose, as appropriate, any significant change in our internal control over financial reporting that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As we disclosed in our 2008 Form 10-K and our Form 10-Q for the periods ended June 30, 2008, March 31, 2009 and June 30, 2009, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the periods covered by such reports. Although the Certifying Officers have determined that our disclosure controls and procedures were effective as of September 30, 2009 and December 31, 2009, management continues to believe that refinement to our disclosure controls and procedures is an ongoing progress. The Audit Committee believes the Company should continue the following activities: (a) additional education and professional development for the Company’s accounting and other staff on new and existing applicable SEC filing requirements, certain applicable SEC disclosure requirements, and the timing of the filing thereof, and (b) reviewing disclosure requirements, including Form 8-K and Regulation S-K disclosure requirements, SEC staff guidance and interpretations related thereto. While management is responsible for establishing and maintaining our disclosure controls and procedures and has taken steps to ensure that the disclosure controls are effective and free of “significant deficiencies” and/or “material weaknesses,” the ability of management to implement the remediation of such weaknesses and deficiencies and the inherent nature of our business and rapidly changing environment may affect management’s ability to be successful with this initiative.

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

The holders of outstanding options, warrants and convertible securities have the opportunity to profit from a rise in the market price of the common stock, if any, without assuming the risk of ownership, with a resulting dilution in the interests of other shareholders.  We may find it more difficult to raise additional equity capital if it should be needed for our business while the options, warrants and convertible securities are outstanding.  At any time at which the holders of the options, warrants or convertible securities might be expected to exercise or convert them, we would probably be able to obtain additional capital on terms more favorable than those provided by those securities. Also, some holders of our warrants have piggy back registration rights requiring us to register their shares underlying such options and warrants in any registration statement we file under the Securities Act.  The cost to us for such required registration may be substantial.

We may face competition from other developers or sellers of imaging and radiology technology and baggage screening technology.

While the market for imaging and radiology technology is highly fragmented, we face competition from other companies which are developing products that are expected to be competitive with our products.   We also face potential competition from other companies developing baggage screening technology and from baggage scanner manufacturers.  Business in general is highly competitive, and we compete with both large multinational solution providers and smaller companies. Some of our competitors have more capital, longer operating and market histories, and greater resources than we have, and may offer a broader range of products and at lower prices than we offer.

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

As an SEC registrant, we are subject to the rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which require us to include in our annual report on Form 10-K our management’s report on, and assessment of the effectiveness of, our internal control over financial reporting (“management’s report”). In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting (“independent registered public accountant’s report”). The requirement pertaining to management’s report was effective on our annual report for the fiscal year ending December 31, 2007, and the requirement pertaining to the independent registered public accountant’s report is expected to first apply to the annual report for the fiscal year ending December 31, 2010. If we fail to achieve and maintain the adequacy of our internal control over financial reporting, there is a risk that we will not comply with all of the requirements imposed by Section 404.  Moreover, effective internal control over financial reporting, particularly that relating to revenue recognition, is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud.  Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss in investor confidence in the reliability of our financial statements, which ultimately could harm our business and could negatively impact the market price of our common stock.  Investor confidence and the price of our common stock may be adversely affected if we are unable to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

In order to comply with public reporting requirements, we must continue to strengthen our financial systems and controls, and failure to do so could adversely affect our ability to provide timely and accurate financial statements.

Refinement of our internal controls and procedures will be required as we manage future growth successfully and operate effectively as a public company. Such refinement of our internal controls, as well as compliance with the Sarbanes-Oxley Act of 2002 and related requirements, will be costly and will place a significant burden on management.  We cannot assure you that measures already taken, or any future measures, will enable us to provide accurate and timely financial reports, particularly if we are unable to hire additional personnel in our accounting and financial department, or if we lose personnel in this area. Any failure to improve our internal controls or other problems with our financial systems or internal controls could result in delays or inaccuracies in reporting financial information, or non-compliance with SEC reporting and other regulatory requirements, any of which could adversely affect our business and stock price.

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

Our common stock is quoted on OTC Bulletin Board under the symbol “GDTI.”  As a result, relatively small trades in our stock could have disproportionate effect on our stock prices.  No assurance can be made that an active market for our common stock will continue.

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

Our common stock is subject to the SEC’s “penny stock” rules.  These regulations define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, these rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market.  The broker-dealer also must disclose the commissions payable to the broker-dealer and the registered underwriter, current quotations for the securities, information on the limited market in penny stocks and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealers’ presumed control over the market.  In addition, the broker-

dealer must obtain a written statement from the customer that such disclosure information was provided and must retain such acknowledgment for at least three years.  Further, monthly statements must be sent disclosing current price information for the penny stock held in the account.  The penny stock rules also require that broker-dealers engaging in a transaction in a penny stock make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the purchase.  The foregoing rules may materially and adversely affect the liquidity for the market of our common stock.  Such rules may also affect the ability of broker-dealers to sell our common stock, the ability of holders of such securities to obtain accurate price quotations and may therefore impede the ability of holders of our common stock to sell such securities in the secondary market.

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

As of March 29, 2010, our directors and executive officers beneficially owned approximately 14.4% of our shares of common stock.  Accordingly, our directors, executive officers and two most highly compensated employees are entitled to cast an aggregate of 5,064,650 votes on matters submitted to our stockholders for a vote or approximately 8.0% of the total number of votes entitled to be cast at a meeting of our stockholders. These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders. These matters would include the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may discourage or prevent someone from acquiring our business.

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

Our lease expires in April 2010 and we may not be able to extend our existing lease or obtain a lease for new office space because of our financial condition and limited cash resources.

The Company elected not to exercise the renewal option provision with regard to our principal executive offices. Therefore, the lease expires on April 30, 2010. We are negotiating to enter into a new lease with regard to other premises in the same geographic area. Due to our financial condition and limited cash, we may be unable to obtain a lease for new office space or on terms that are acceptable to us.

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

The sales cycle for our PinPoint™ product is lengthy and we may expend a significant amount of effort in obtaining sales orders and not receive them.

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

In 2009, the cost of certain international currencies has decreased, yet such costs may later increase, due to fluctuations in the exchange rate of the U.S. dollar against the Euro or other currencies.  Future fluctuations in this exchange rate or other currencies could adversely affect our results in the event we make foreign sales of our products.  From time to time, as and when we determine it is appropriate and advisable to do so, we will seek to mitigate the effect of exchange rate fluctuations through the use of derivative financial instruments. We cannot assure you, however, that we will continue this practice or be successful in these efforts.

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

During the latter half of 2006, we decided to establish a network of distributors, sales representatives and consultants to assist us in the distribution and licensing of our products domestically and in certain foreign countries, including those business relationship established during 2008 and 2009.  Such distributors, sales representatives and consultants have not effected any sales of our PinPoint™, or Signature Mapping™ products to date and we have no assurance they will be able to effect any such sales in the future.  We continue to review sales activities under certain of such arrangements and, as our agreements with such third parties expire, we may determine not to renew or we may terminate such agreements, or establish new relationships.

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

ITEM 2.  PROPERTIES

We currently lease approximately 15,253 square feet of space for our offices and other facilities in Herndon, Virginia, pursuant to a commercial lease dated January 11, 2005. The term of the lease is 63 months commencing February 1, 2005, subject to the right to extend for an additional five years. The Company elected not to exercise the renewal option provision of the lease, thereby terminating the lease on April 30, 2010.  The Company is currently considering a reduction of space beginning May 1, 2010 in the same geographic area to take advantage of better market conditions and to adjust for its anticipated needs over the next two (2) years. The monthly rent during 2010 for our current facility, through April 30, 2010, is approximately $27,619.

ITEM 3.  LEGAL PROCEEDINGS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol “GDTI.” The following table sets forth the high and low bid prices for each quarter during 2009 and 2008.

Fiscal Year Ended December 31, 2009:	High	Low
First Quarter	$0.50	$0.08
Second Quarter	$0.40	$0.22
Third Quarter	$0.30	$0.17
Fourth Quarter	$0.25	$0.10

Fiscal Year Ended December 31, 2008:
First Quarter	$0.67	$0.37
Second Quarter	$0.51	$0.35
Third Quarter	$0.31	$0.16
Fourth Quarter	$0.30	$0.15

These quotations reflect interdealer prices, without retail markup, markdown, or commission and may not represent actual transactions.  As of March 29, 2010, there were approximately 343 holders of record of our common stock.  This amount does not include beneficial owners of our common stock held in “street name.”  Signature Stock Transfer, Inc., Dallas, Texas, is our stock transfer and warrant agent.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth, as of December 31, 2009, information with regard to equity compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	15,548,521	$0.82	12,783,479
Equity compensation plans not approved by stockholders	0	0	18,565,671
Total	15,548,521	$1.03	31,349,150

RECENT SALES OF UNREGISTERED SECURITIES

During March, 2010, the Company sold to accredited investors an aggregate of 920,000 shares of common stock and 920,000 Class N Warrants for gross proceeds of $230,000 ($217,400, net of commissions and expenses in the amount of $12,600). The warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire in sixty (60) months from the date of issuance. The common stock and Class N warrants were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

On March 16, 2010, the Company issued to a consultant 100,000 shares of common stock for services rendered. The common stock was issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

On March 12, 2010, the Company agreed to convert $50,000 outstanding convertible promissory notes for an aggregate of 200,000 shares of common stock, and 200,000 Class M common stock purchase warrants.  The warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance. The common stock and Class M warrants were issued in reliance upon the exemption from the registration requirements set forth in Section 3(a)(9) and/or Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

From January 13 – 19, 2010, in accordance with the terms of the Company’s outstanding Series A Debentures, four debenture holders converted $377,500 in principal amount of their debentures into an aggregate of 1,510,000 shares of common stock. Three of such debenture holders converted their outstanding principal amount in full, and such holders were the three debenture holders from whom we had received default notices regarding nonpayment of principal and interest on the maturity date of such debentures. The Company may still be considered in default by the four remaining debenture holders. The common stock was issued in reliance upon the exemption set forth in Section 3(a)(9) and/or Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

On December 17, 2009, the Company issued to a consultant Class N common stock purchase warrants to purchase an aggregate of 200,000 shares of our Common Stock.  The Warrants are exercisable at a price of $0.25 per share, contain customary anti-dilution provision, and expire sixty (60) months from the date of issuance. The foregoing securities were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

On November 19, 2009, Guardian agreed to convert a $50,000 outstanding convertible promissory note for an aggregate of 200,000 shares of common stock, and 200,000 Class M common stock purchase warrants. The conversion price of the note was $0.25. The note holder also converted accrued and unpaid interest of $2,252 for 9,007 shares of common stock, and 9,007 Class M common stock purchase warrants. The warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance. The common stock and Class M warrants were issued in reliance upon the exemption from the registration requirements set forth in Section  3(a)(9) and/or Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On October 5, 2009, Guardian agreed to convert a $60,000 outstanding convertible promissory note for an aggregate of 210,720 shares of common stock, and 210,720 Class N common stock purchase warrants. The conversion price of the note was $0.28.5. The note holder also converted accrued and unpaid interest of $8,351 for 29,280 shares of common stock, and 29,280 Class N common stock purchase warrants. The warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance. The common stock and Class N warrants were issued in reliance upon the exemption from the registration requirements set forth in Section 3(a)(9) and/or Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

During October 5 through December 21, 2009, in accordance with the terms of the Company’s outstanding Series A Debentures, six debenture holders converted an aggregate of $880,000 in principal amount of their debentures into an aggregate of 3,520,000 shares of common stock.  Common stock was increased by $3,520 for the par value of the shares and paid-in capital was increased by $876,480. Also, one of the debenture holders also converted approximately $1,892 of accrued and unpaid interest and late fees into an aggregate of 11,828 shares of common stock. The common stock was issued in reliance upon the exemption set forth in Section 3(a)(9) and/or Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

During the period of October 1 through December 8, 2009, we conducted a private placement of our units of securities, each unit consisting of 80,000 shares of our common stock and 80,000 Class N Common Stock Purchase Warrants. At a series of closings we held during this period, we sold an aggregate of 25.63 units, and issued an aggregate of 2,050,000 shares of common stock and 2,050,000 Class N Warrants for gross proceeds to us of approximately $512,500 (or net proceeds of approximately $470,928, after payment of certain commissions and expenses of our placement agent for the offering of approximately $41,572). The Class N Warrants we issued to investors in the offering are exercisable at a price of $0.25 per share, a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire five years after the date of issuance. Newport Coast Securities (formerly Grant Bettingen, Inc) acted as placement agent for the offering on a best efforts basis pursuant to a placement agreement we entered into with Newport Coast Securities. Also, we issued to Newport Coast Securities, placement agent’s warrants to purchase an aggregate of 205,000 shares of our common stock (subject to adjustment), each warrant exercisable at a price of $0.275 per share for a period of five years from the date of issuance.  Guardian also issued to its private placement agent 100,000 shares of common stock as additional compensation for the 2009 private placement offering. The common stock, Class N warrants, and placement agent’s warrants were issued in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below for Guardian periods ending December 31, 2009, and 2008, are derived from the audited consolidated financial statements and related notes included in this report.   Historical results are not necessarily indicative of the results of operations for future periods.  The data set forth below is qualified in its entirety by and should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements set forth in full elsewhere in this report.

	Year Ended December 31
	2009	2008
Statement of Earnings Data:
Revenue	$ 91,504	$ 106,150
Operating Loss	(5,583,584)	(6,252,623)
Net Loss	(8,533,514)	(8,715,202)
Other Items (included in the above):
Depreciation and Amortization	116,749	128,106
Stock-based Compensation Expense (1)	1,331,631	1,468,752
Non-Cash Interest Expense (2)	541,155	999,213
Fair value of warrants issued - derivative instruments (3)	-	91,251
Revaluation of derivative instruments (income) (4)	2,571,389	666,278
Gain on settlement of debt (5)	(931,392)	-
Per Share Data:
Basis and Diluted Loss Per Share	$ (0.16)	$ (0.19)
Cash Flow Data:
Net cash provided (used) in operating activities	$ (2,320,209)	$ (2,594,561)
Net cash provided (used) in investing activities	(37,514)	(61,026)
Net cash provided by financing activities	2,283,454	2,642,975
Effect of exchange rates on cash and cash equivalents	2,199	(7,747)
Balance Sheet Data:
Cash and Cash Equivalents	$ 8,707	$ 80,777
Total Assets	746,779	994,948
Total Liabilities	13,398,581	9,835,488
Common Shares Subject to Repurchase	42,311	54,401
Stockholders' Equity (Deficit)	(12,694,113)	(8,894,941)

(1) Stock-based compensation expense represents the estimated fair value of stock-based compensation to employees and consultants in lieu of cash compensation.

(2) Represents non-cash interest expense and note discounts associated with convertible bridge notes issued in August/September 2006, convertible debentures issued in November 2006 and April 2007, and amortization of deferred financing costs from the November 2006 and April 2007 convertible debentures.

(3) Represents non-cash expense for issuance of warrants measured at fair value, and consideration of ASC 815-40 (formerly EITF 00-19) relating to the provisions for Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company*s Own Stock.

(4) Represents non-cash income from the revaluation of convertible debentures and related warrants issued in November 2006 and April 2007, and other warrants issued between November 2006 and May 20, 2008. This reflects the conclusion that convertible note contracts should be analyzed under the provisions of ASC 815-10 (formerly SFAS 133) relating to  *Accounting for Derivative Instruments and Hedging Activities,* and the embedded derivative features should be bifurcated and separately measured at fair value.  We also considered ASC 815-40 (formerly EITF 00-19) relating to the provisions for Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company*s Own Stock.  Also represents for 2009 and 2008, $1,864,917 and $76,658 respectively, provisions for a contingency due to a default provision of the convertible debentures and in considering FASB No. 5, "Accounting for Contingencies"

(5) Represents non-cash income from the elimination of the beneficial conversion feature upon conversion of debt related to the convertible debentures issued in November 2006 and April 2007. We considered ASC 815-40 (formerly EITF 00-19) relating to the provisions for Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company*s Own Stock.

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

Our independent registered public accounting firm’s report on the consolidated financial statements included herein for the years ended December 31, 2009 and 2008 contain an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

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

During 2009, we received one export licenses for demonstration purposes as we further pursued the opportunity in South Africa.  During 2008, we received three export licenses for demonstration purposes for opportunities in Saudi Arabia, India and South Africa.

We are also pursuing an additional market opportunity using our 3i™ platform technology, adding to our detection family of products.  PinPoint nSight™ provides visualization enhancements that allow bomb technicians and investigators to assess the presence of explosives more rapidly and accurately using single-energy x-ray scanners.  The technology adds textural and color components to such images, helping bomb investigation technicians detect threats that would otherwise be unseen by the human eye. The PinPoint nSight™ product is currently being evaluated at the Federal Bureau of Investigation (FBI) Hazardous Device School at Redstone Arsenal, Alabama.  In May 2006, we entered into a Reseller Agreement with Logos Imaging LLC (Logos), a manufacturer of portable bomb scanning equipment, with regard to the distribution of PinPoint nSight™.  During fiscal 2007, we sold Logos 10 licenses of our threat assessment software technology for bomb detection scanners, PinPoint nSight™. We are also continuing to develop other distributor relationships in an effort to increase market penetration our nSight™ product.

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

Healthcare Signature Mapping™ Solution

In an effort to expand upon the use of our core technology 3i™ “intelligent imaging informatics,” we are migrating and adopting our threat detection algorithms and quantitative imaging capabilities for use in the imaging field of diagnostic radiology and pathology.  The technology is called Signature Mapping™.  Our Signature Mapping™ platform technology represents the technological basis upon which we expect all diagnostic radiology and pathology applications will be developed. Any Signature Mapping™ product introduced in the United States may be subject to Food and Drug Administration (“FDA”) review and approval, including with regard to its safety and effectiveness before we may begin marketing and selling any such product in the U.S. Such approval may require us to obtain extensive data from clinical studies to demonstrate such safety or effectiveness.  Within the international markets the regulatory requirements differ, specifically in South Africa, where we are testing our TBDx™ application for the detection of tuberculosis by analyzing digital images of auramine stained sputum slides captured through a photo microscopy system.  There may be similar regulatory requirements in foreign countries in which we seek to market and sell our healthcare CAD products.

The challenge for modern radiology is to improve the quality of clinical care while simultaneously reducing costs and improving patient outcomes.  To accomplish this goal, radiology has greatly expanded its use of various imaging modalities to include Nuclear Medicine, Ultrasound, Computer Tomography (“CT”), Magnetic Resonance Imaging (“MRI”), Positron Emission Tomography, and Digital Radiography (“X-ray”).  While significant improvements in diagnostic radiology have occurred using these imaging modalities, the same degree of technological advancements has not been available to help radiologists to accurately interpret and quantify the rapidly expanding number and diversity of imaging cases generated each day; and coupled with the level of difficulty in reading the image, radiologists are also prone to interpretation subjectivities, and misreads given the enormous patient loads and time constraints radiologists face each day. Studies and other literature indicate that radiologists are about 80% accurate at best in reading screening x-ray breast examinations - 75% accurate for women in their 40s. Certain studies have found that lesions are simply not detected 10 to 15% of the time. (See “Milano C (1999). “Subjectivity Challenges Breast Cancer Exams and Diagnosis”.) Such knowledge has resulted in a tendency towards additional procedures, such as biopsies which sometimes prove unnecessary. While traditional computer aided detection (“CAD”) assists radiologists by marking anomalies without providing additional visualization or analytical tools, CAD applications have certain characteristics that limit their capabilities. CAD results are associated with high false positive rates. The pattern recognition algorithms employed by CAD restrict their functionality to searching for a specific disease within a specific imaging modality. Guardian is developing a new approach for radiographic image analysis based on our platform technology, Signature Mapping™.  It is the first image-analysis-based technology that we believe will be capable of “characterizing tissues” across a broad range of digital imaging modalities. The software has been designed to work seamlessly with Digital Imaging and Communication in Medicine (“DICOM”) images generated from any existing imaging modality.  It can be integrated into a Picture Archiving & Communication System (PACS) network, a stand-alone digital imaging modality, a diagnostic workstation or a clinical review workstation.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Year Ended December 31
Category	2009	2008

Net cash provided (used) in operating activities	$ (2,320,209)	$ (2,594,561)
Net cash provided (used) in investing activities	(37,514)	(61,026)
Net cash provided by financing activities	2,283,454	2,642,975
Effect of exchange rates on cash and cash equivalents	2,199	(7,747)

Net increase (decrease) in cash	$ (72,070)	$ (20,359)

Net Cash Used in Operations

Net cash used in operating activities for the fiscal year ended December 31, 2009 was $2,320,209, compared with net cash used in operating activities of $2,594,561 during the same period for 2008, a decrease in the use of cash for operating activities of $274,352 (10.6%). The decrease in the use of cash is due to: (i) lower operating costs of $250,071 (4.7%), including but not limited to a decrease in revenue of $14,646 (13.8%), an increase in cost of sales of $85,497 (520.8%), decreases in selling, general and administrative costs (other than depreciation and amortization, and stock based compensation) of $620,703 (13.1%), and an increase in net interest income and expense (other than noncash items) of $270,074 (57.9%); and (ii) a net increase in components of operating assets and liabilities of $24,281 (10.6%).

Net Cash Used in Investing Activities

Net cash used in investing activities of $37,514 was for the net purchase of equipment and costs for patent applications for fiscal 2009. This compares with net cash used for the same activities of $61,026 for 2008, or a decrease of $23,512, or 38.5%. The net decrease is comprised of a decrease in patent costs of $12,890 (27.5%) and a decrease of $10,622 (74.8%) in equipment purchases.  It is anticipated that we will incur additional patent costs during the current fiscal year ending December 31, 2010 related to further protection of our PinPoint™ and Signature Mapping™ products.

Net Cash Provided by Financing Activities

Net proceeds from financing activities were $2,283,454 for fiscal 2009, compared with $2,642,975 for the same period in 2008, or a decrease of $359,521 (13.6%). Of the 2009 proceeds from financing activities, $1,558,454 (67.2%) was from the issuance of a new equity financing, and $725,000 (31.8%) from the issuance of short-term loans. The decrease in the net cash provided by financing activities is due to (i) a reduction of $885,521 (36.2%) from the issuance of new equity financings, (ii) a reduction of $15,000 (100.0%) from the exercise of employee stock options, (iii) a reduction of $100,000 (100.0%) from the exercise of warrants, (iv) a reduction of $24,000 for proceeds from short-term loans from related parties, and (v) an increase of $665,000 (1,108.3%) for proceeds from other short-term loans.  Management is seeking, and expects to continue to seek to raise additional capital through equity or debt financings or bank borrowings, including through one or more equity or debt financings or bank borrowings to fund its operations, repay or repurchase its debentures, and pay amounts due to its creditors and employees.  However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

Cash and Cash Equivalents

Our cash and cash equivalents decreased during fiscal 2009 by $72,070, compared to a net decrease in cash and cash equivalents during fiscal 2008 of $20,359.  As outlined above, the decrease in cash and cash equivalents for the current fiscal period was the result of; (i) cash used in operating activities of $2,320,209, (ii) cash used for the net purchase of equipment and patent costs of $37,514, (iii) an increase in cash by $2,283,454 from financing activities, and (iii) $2,199 from the positive effect of currency exchange rates.  The overall net change in cash and cash equivalents of $51,711 (254.0%) was the result of a decrease in cash used in operating activities of $274,352, a decrease from the net purchase of equipment and patent costs of $23,512, $9,946 from the positive effect of currency exchange rates, and offset by a reduction of $359,521 from financing activities.

Working Capital Information - The following table presents a summary of our working capital at the end of each fiscal year:

	As of December 31
Category	2009	2008

Cash and cash equivalents	$ 8,707	$ 80,777

Current assets	42,300	211,957
Current liabilities	13,398,581	9,835,488
Working capital (deficit)	$ (13,356,281)	$ (9,623,531)

At December 31, 2009, we had a working capital deficit of $13,356,281, compared with a working capital deficit at December 31, 2008 of $9,623,531, an increase in working capital deficit of $3,732,750 (38.8%). For Fiscal 2009, overall current assets decreased $169,657, including (i) $72,070 in cash and cash equivalents, (ii) $16,328 in accounts receivable, and (iii) $81,259 in prepaid expenses, and    overall current liabilities increased $3,563,093 (36.2%), with specific increases in current liabilities of: (i) trade payables of $865,306 due to a shortage in working capital, (ii) $1,560,163 for accrued liabilities including accrued wages and related expenses of $1,544,342 for salaries to employees during 2009, (iii) $615,000 for the issuance of promissory notes, (iv) $1,864,917 for the revaluation of the default provision for the convertible debentures, and (v) $706,472 for the revaluation of derivative liabilities related to the convertible debentures. Decreases in specific current liabilities includes: (i) $1,112,500 for conversions of the debentures, (ii) $931,391 for the reduction of derivative liabilities due to conversions of debentures, and (ii) $4,874 in deferred revenue. As of December 31, 2009, the Company had cash and cash equivalents of $8,707 as compared to $80,777 on December 31, 2008, a decrease of $72,070 or 89.2%. The decrease in cash is the net result of our operating, investing and financing activities outlined above. Our revenue generating activities during the period, as in previous years, have not produced sufficient funds for profitable operations, and we have incurred operating losses since inception.  Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations.  In addition to raising cash through additional financing activities, we have supplemented, and expect to continue to supplement, our future working capital needs through the extension of trade payables and increases in accrued expenses.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

Other Liabilities

Convertible Promissory Notes

The Company has $675,000 outstanding convertible promissory notes. $410,000 became due as of December 31, 2009, of which $50,000 was converted for common stock on March 12, 2010, $190,000 matured in January 2010, and $75,000 matured in February 2010. The Company has insufficient funds to pay the notes or the related accrued interest as of their maturity dates, and is therefore in default under the notes.  One note holder has issued a default notice to the Company. The Company’s failure to pay (i) principal payment on the due date, or (ii) interest or other payment required under the terms of the note on the date due and such payment shall not have been made within fifteen (15) days of Company's receipt of the note holder's written notice to the Company of such failure to pay, shall be deemed an event of default. Upon the occurrence or existence of any event of default, and at any time thereafter during the continuance of such event of default, the note holder may declare all outstanding obligations payable by Company hereunder to be immediately due and payable without presentment, demand, protest or any other notice of any kind, all of which are hereby expressly waived. In addition to the foregoing remedies, upon the occurrence or existence of any event of default, the note holder may exercise any other right, power or remedy granted to it by the note or otherwise permitted to it by law, either by suit in equity or by action at law, or both.  The Company is seeking to re-negotiate the terms of the notes, including the extension of their maturity date of the principal and interest. As a condition to any such extensions, the note holders may seek to amend or modify certain other terms of the notes.

Series A Debentures and Series D Common Stock Purchase Warrants

Under a securities purchase agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock. The Company issued an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants at a first closing held on November 8, 2006 and, due to the reset conversion feature embedded in the notes and the warrant, the transaction was recognized as a liability under generally accepted accounting principles.  We also issued an aggregate of 623,520 common stock purchase warrants to the placement agent in such financing which were upon terms substantially similar to the Series D Warrants.  Due to milestone-related adjustments, the initial exercise price of $1.15634 may be reset and the maximum number of shares to be issued under the debentures was indeterminable as of December 31, 2007. The Company issued an additional $2,575,000 in principal amount of the Series A Debentures at a second closing held on April 12, 2007, following the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants. The Company allocated proceeds from the second closing to the embedded conversion features of the Series A Debentures and Series D Warrants that were recognizable as a liability under generally accepted accounting principles. One-half of the Series D Warrants became exercisable on November 8, 2006 (2,226,854 warrants), and the remaining one-half became exercisable on April 12, 2007 (2,226,855 warrants). The Series D Warrants and the placement agent’s warrants issued as compensation in the offering to Midtown Partners & Co., LLC, may be exercised via a cashless exercise if certain conditions are met. The Company considered ASC 815-40 (formerly EITF 00-19, relating to the provisions for Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock), and concluded that there were insufficient shares to share settle the contracts. The Series D Warrants that became exercisable at the first closing will expire on November 8, 2011, and those related to the second closing will expire in April 12, 2012. On April 1, 2007, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants issued as compensation to Midtown Partners & Co., LLC, were reset to a price $0.7453 per share, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008. As a result of a June 2009 financing in which the Company issued shares of common stock and warrants, the conversion price of our debentures and the exercise price of the Series D Warrants was adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the Series D Warrants (including the warrants the Company issued to the placement agent in the financing) were increased by an aggregate of 2,281,109 Series D warrants. Our outstanding Series A convertible debentures became due on November 7, 2008. As of December 31, 2009, an aggregate of $3,034,295 in principal amount of the Series A Debentures have been converted into 7,020,037 shares of common stock, and an aggregate of 864,798 Series D Warrants have been exercised resulting in the issuance of 864,798 shares of common stock. Accordingly, as of December 31, 2009, an aggregate of $2,115,705 of principal amount of the debentures remain unconverted, and 5,870,020 Series D Warrants remain unexercised.

As of the date of the filing of this report, approximately 14,649,979 warrants (excluding the warrants exercisable by the debenture holders) may be exercised pursuant to the cashless exercise provisions of such warrants, which may be subsequently resold as

“restricted securities” under the provisions of Rule 144 under the Securities Act. Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.

The Company’s outstanding convertible debentures of $2,115,705 became due on November 7, 2008. As the Company had insufficient funds to repay the debentures as of the maturity date, three of the eight debenture holders have sent notices of default under such debenture, and may be considered in default by other debenture holders. The Company has been seeking to re-negotiate the terms of the debentures, including the repurchase of the debentures and/or seeking to extend their maturity date. As a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. The Company did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008, October 1, 2008, January 1, 2009, April 1, 2009, July 1, 2009, October 2009, and January 1, 2010, and are in default under the debentures.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default.  Moreover, the Company has not maintained the registration of the shares underlying the debentures and Series D Warrants as required under the terms of our agreements with the holders of the debentures which may be deemed an event of default under the Debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require the Company to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law. As of the date of this Report, the Company may be considered in default by the debenture holders. In anticipation of such election by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $722,299 as of December 31, 2008. As of December 31, 2009, the default amount was remeasured at approximately $2,587,216, which is reflected in the carrying value of the debentures. This default amount was recognized as interest expense in Fiscal 2007 of approximately $645,641, an additional $76,658 during Fiscal 2008, and $1,864,917 during the Fiscal 2009.

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

The Series D Warrants are exercisable at the same price as the conversion price of the debentures outlined above.  If certain milestones are not met, the conversion price of the Debentures and exercise price of the Series D Warrants may be and were re-set.  Also, the exercise price may be adjusted under anti-dilution and other price re-set provisions contained in the Series D Warrants.  One-half of the Series D Warrants became exercisable on the date of the first closing on November 8, 2006, and the remaining one-half of the Series D Warrants became exercisable on the date of the second closing on April 12, 2007. The original conversion price was $1.1563 per share, but has been reset to $0.25 effective June 10, 2009, as a result of the June 2009 financing.

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

The conversion price of the Debentures and the exercise price of the Series D Warrants or the number of shares to be issued upon conversion or exercise of the Debentures and Series D Warrants are subject to adjustment in the event of a stock dividend, stock split, subdivision or combination of our shares of common stock, reclassification, sales of our securities below their then conversion or exercise price, a subsequent rights offering, or a reclassification of our shares.  Also, if we effect a merger or consolidation with another company, we sell all or substantially all of our assets, a tender offer or exchange offer is made for our shares, or we effect a reclassification of our shares or a compulsory share exchange, a holder that subsequently converts its Debenture will be entitled to receive the same kind and amount of securities, cash or property as if the shares it is entitled to receive on the conversion had been issued and outstanding on the date immediately prior to the date any such transaction occurred. No such events have occurred through the date of this report.

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

Until November 7, 2007, we were prohibited from effecting a reverse or forward stock split or reclassification of our common stock except as may be required to comply with the listing standards of any national securities exchange. Moreover, for one year after April 9, 2007 (the effective date of the registration statement), we have agreed to exchange the securities issued in the offering for securities issued in a subsequent offering, except for shares issued in an exempt issuance or an underwritten public offering. No such exchanges have occurred through the date of this report.

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

Proceeds of the two offerings were used for the purpose of hiring new personnel, research and development, registration expenses, repaying $200,000 in loans made to us by Mr. Michael W. Trudnak, our Chairman and CEO, and for general working capital purposes.  In connection with the transaction, Mr. Trudnak agreed to amend certain loan agreements with us pursuant to which he had previously loaned to us an aggregate of $402,000.  Mr. Trudnak agreed to extend the date the principal amount is due under such loans until May 31, 2007; however, $100,000 of the principal amount of Mr. Trudnak’s April 21, 2006 loan was due upon our raising $2,500,000 from the closing on sale of our securities after November 6, 2006, and was paid immediately $100,000 following the first closing of the financing, and an additional $100,000 was to be paid immediately following the second closing of the financing, and the remaining balance of $202,000 would be paid upon our raising an aggregate of $5,000,000 from the closing on sale of our securities after November 6, 2006. As of the date of this report, the anticipated payments of $100,000 and $202,000 have not been made, Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008 for total outstanding notes of $226,000, and the notes were extended to May 31, 2009.

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

Financial Condition, Going Concern Uncertainties and Events of Default

During the twelve-month period ended December 31, 2009, the Company’s revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. As discussed below, we are in default under the terms of our outstanding Series A Debentures which became due on November 7, 2008.  We received a notice of default from three holders of the debentures.  The amount due to our debenture holders for interest and principal as of December 31, 2009, was approximately $3,155,142 (of which $2,115,705 represents principal and $1,039,437 in accrued interest and late fees), exclusive of potential default amounts of approximately $2,587,216. The Company has $675,000 outstanding in convertible promissory notes. $410,000 of principal amount and $20,500 of interest became due as of December 31, 2009, of which $50,000 in principal and $3,892 of interest was converted into our common stock on March 12, 2010, $190,000 matured in January 2010, and $75,000 matured in February 2010. The Company has insufficient funds to pay the notes or the related accrued interest as of their maturity dates, and is therefore in default under the notes. One note holder has issued a default notice to the Company. Also, we have outstanding trade and accrued payables of $6,436,801 including accrued salaries due to our employees and management of $3,670,077. Also, our Chief Executive Officer’s net outstanding noninterest-bearing loans were $226,000, and other short-term loans of $675,000.

Our independent registered public accounting firm’s report on the consolidated financial statements included in our annual report on Form 10-K for the years ended December 31, 2009 and 2008, contain an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

During the period commencing October 27, 2008 through April 24, 2009, the Company conducted a private placement of its units of securities (the “2008 Private Placement”) exclusively to certain accredited investors, each unit consisting of 48,780 shares of common stock and 97,560 Class L Common Stock Purchase Warrants, through Newport Coast Securities who acted as placement agent for the offering. At a series of closings held during the offering period, the Company sold an aggregate of 55.9 units of securities, issued an aggregate of 2,728,265 shares of common stock and 5,456,531 Class L Warrants for gross proceeds of $1,118,500 (or $1,010,776, net of commission and other expenses of $107,724). The Class L Warrants are exercisable at a price of $0.41 per share; contain a cashless exercise provision, a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance. In connection with the sale of the units, Newport Coast received a sales commission of 8% of the gross proceeds of the placement, or total sales commissions of $89,480 and an expense reimbursement of $18,244.  Also, the Company issued to Newport Coast placement agent’s warrants to purchase an aggregate of 272,826 shares of common stock equal to 10% of the number of shares sold in the offering (but excluding the shares underlying the warrants issued to investors), each warrant exercisable at a price of $0.45 per share for a period of five years from the date of issuance. An aggregate of 44.7 of the 55.9 units sold in the offering were sold during the period of January 1, 2009 through April 24, 2009, resulting in the issuance during such period of an aggregate of 2,179,490 shares of common stock and 4,358,981 Class L Warrants for gross proceeds of $893,501 (or $821,248, net of commission and other expenses of $72,253).

During the period of June through July 2009, the Company sold to accredited investors an aggregate of 1,100,000 shares of common stock and 1,100,000 Class M Warrants for gross proceeds of $275,000 ($265,750, net of expenses of $9,250). The warrants are exercisable at a price of $0.25 per share and expire sixty (60) months from the date issued.

During the period June through August 2009, at a series of closings, the Company issued six month convertible promissory notes to an aggregate of 12 accredited investors in the aggregate amount of $725,000. The six-month notes accrue interest at a rate of 10% per annum. The notes are convertible, at the holder’s option into shares of common stock at a conversion price of $0.25 per share. If converted, each holder is entitled to receive Class M common stock purchase warrants for the right to purchase an equal number of shares and are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions, and would expire sixty (60) months from the date issued. On November 11, 2009, one note holder converted $50,000 into 200,000 shares of common stock, and 200,000 Class M Warrants. The remaining balance of the convertible notes as of December 31, 2009 was $675,000. $410,000 became due as of December 31, 2009, of which $50,000 in principal amount and $3,892 in interest was converted into common stock on March 12, 2010, $190,000 matures in January 2010, and $75,000 matures in February 2010.  The Company has insufficient funds to pay the notes or the related accrued interest as of their maturity dates, and is therefore in default under the notes.  One note holder has issued a default notice to the Company. The Company is seeking to re-negotiate the terms of the notes, including the extension of the maturity date of the principal and interest. As a condition to any such extension, the note holders may seek to amend or modify certain other terms of the notes.  Upon the Company’s failure to pay (i) any principal payment on the due date, or (ii) any interest or other payment required under the terms of the note on the date due and such payment is not made within fifteen (15) days of Company's receipt of the note holder's written notice to the Company of such failure to pay, such event shall be deemed an event of default. Upon the occurrence or existence of any event of default, immediately and without notice, all outstanding obligations payable by Company shall automatically become immediately due and payable, without presentment, demand, protest or any other notice of any kind, all of which are hereby expressly waived. In addition to the foregoing remedies, upon the occurrence or existence of any event of default, the note holder may exercise any other right, power or remedy granted to it by the note or otherwise permitted to it by law, either by suit in equity or by action at law, or both.

On August 11, 2009, we engaged the same placement agent used for our 2008 Private Placement to act as placement agent on a “best efforts” basis with regard to the sale of up to 250 units of our securities, each unit consisting of 80,000 shares of our common stock and 80,000 common stock purchase warrants, for a purchase price of $20,000 per unit, or gross proceeds of up to $5,000,000 (the “2009 Private Placement”).  Such securities will not be or have not been registered under the Securities Act and may not be offered or sold in the United States absent registration, or an applicable exemption from registration requirements. At a series of closings held during the offering period, the Company sold an aggregate of 25.625 units of securities, issued an aggregate of 2,050,000 shares of common stock and 2,050,000 Class N Warrants for gross proceeds of $512,500 (or $470,927, net of commission and other expenses of $41,573). The Class N Warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance. The placement agent for the offering acted on a best efforts basis pursuant to the terms of a placement agreement with the Company.  In connection with the sale of the units, the placement agent received 100,000 shares of our common stock upon the execution of the placement agreement, and sales commission of 8% of the gross proceeds of the placement, or total sales commissions of $41,000 and an expense reimbursement of $573.  Also, the Company issued to the placement agent, placement agent’s warrants to purchase an aggregate of 205,000 shares of common stock equal to 10% of the number of shares sold in the offering (but excluding the shares underlying the warrants issued to investors), each warrant exercisable at a price of $0.275 per share for a period of five years from the date of issuance.

As of December 31, 2009, we had a cash balance of $8,707. Subsequently and through March 31, 2010, we received $230,000 ($217,400, net of commissions and expenses in the amount of $12,600) from the issuance and sale of common stock and warrants in a private placement.  Management believes these funds to be insufficient to fund our operations, absent any cash flow from operations or funds from our equity or debt financings.  We are currently spending or incurring expenses of approximately $345,000 per month on operations and the continued research and development of our 3i technologies and products.  Management believes that we will require approximately an additional $4,140,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. This assumes that holders of our outstanding debentures and convertible notes convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures and convertible notes, the debenture and convertible note holders do not convert such debt or require payment of the interest and principal, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures (excludes convertible notes), we may be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

In view of the Company’s limited revenues to date, the Company has relied and continues to rely substantially upon equity and debt financings to fund its ongoing operations, including the research and development conducted in connection with its products. If the proceeds from our financings are insufficient to fund our operations, pay our trade payables, and repay our unconverted debentures, or our debenture holders seek to enforce their rights under the debentures, or our employees or trade creditors seek to enforce payment of amounts due to them, our results of operations and financial condition could be materially and adversely affected and we may be unable to continue our operations.  Also, in the event we are unable to pay our employees, we may suffer employee attrition. There can be no assurances that we will be successful in our efforts to raise any additional financing, any bank borrowing, and research or grant funding to repay the debentures or in our efforts to renegotiate our convertible debentures.  Moreover, in view of the current market price of our stock, current economic and market conditions, we have had during certain periods and may continue to have limited or no access to the capital markets.  Furthermore, under the terms of our agreements with the debenture holders, we are subject to restrictions on our ability to engage in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is based upon the trading price of our securities after initial issuance or otherwise subject to re-set.   In view of the foregoing, we may be required to curtail operations significantly, or obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

Our outstanding Series A convertible debentures became due on November 7, 2008.  During the twelve months ended December 31, 2009, our debenture holders converted an aggregate of $1,112,500 in principal amount, and $24,880 of accrued interest and late fees into an aggregate of 4,557,378 shares of our common stock.  As of December 31, 2009, $2,117,705 in principal amount and $1,039,437 of unpaid interest and late fee was outstanding under the debentures.  We received a notice from three holders of our debentures advising us that the debentures were due November 7, 2008, including payment of all accrued and unpaid interest, and that failure to pay the debentures in full, including certain late fees, constitutes an event of default under the debentures and that failure to remit payment of the debentures and all late fees may result in enforcement of their rights and remedies under the debentures and applicable law. As of the date of this report, except as noted below, the holders have not sought to enforce their rights under the debentures. We have and may in the future seek to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with our debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.

We did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008, October 1, 2008, January 1, 2009, April 1, 2009, July 1, 2009, October 1, 2009, and January 1, 2010, which may be deemed to be events of default under the debentures.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after we become aware of such default, will be deemed an event of default. The Company has not maintained the registration of the shares underlying the debentures and Series D Warrants to permit the reoffer and resale of such shares as required under the terms of our agreements with the holders of the debentures which also may be deemed an event of default under the Debentures.

If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  In the event the debenture holders make such a demand, the Company currently has insufficient funds to meet such demand. As of the date of this report, three debenture holders have sent notices of default under such debenture, and we may be considered in default by other debenture holders. In anticipation of such election by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $722,299 as of December 31, 2008.  As of December 31, 2009, the default amount was remeasured at approximately $2,587,216, which is reflected in the carrying value of the debentures.  This default amount was recognized as interest expense in Fiscal 2007 of approximately $645,641, an additional $76,658 during Fiscal 2008, and $1,864,917 during the Fiscal 2009.

During Fiscal 2009, our total stockholders’ deficit increased by $3,799,172 to $12,694,113, and our consolidated net loss was $8,533,514 for the twelve months ended December 31, 2009. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, the Company’s insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

CONSOLIDATED RESULTS OF OPERATIONS

The following analysis reflects the consolidated results of operations of Guardian Technologies International, Inc. and its subsidiaries.

Fiscal 2009 as Compared with Fiscal 2008

Net Revenues.  Net revenues decreased by $14,646, or 13.8%, to $91,504. The two factors that impacted the decrease in net revenue are: (i) a funded research and development contract with the U.S. Department of Homeland Security of $49,840 for the PinPoint™ product during 2009, and no such revenue during 2008; (ii) a funded research and consulting services contract with the National Electrical Manufacturers Association (“NEMA”) of $41,664 during 2009, which is funded by the Department of Homeland Security (DHS) for the establishment of the Digital Imaging and Communications in Security (DICOS), and no such revenue during 2008, and (iii) a $106,150 decrease in maintenance revenue compared to the same period last year with $56,710 of the reduction taking place in the United Kingdom (UK) where customers are moving to the UK’s National Health System preferred RIS systems, and a decrease of $49,440 in the United States (U.S.) with the maintenance fees for our FlowPoint™ product. During 2009, the Company increased its focus and efforts on developing the PinPoint™ and Signature Mapping™ imaging technologies, and discontinued active marketing of the FlowPoint™ product in the forth quarter of 2008.

Cost of Sales.  Cost of sales for the twelve months ended December 31, 2009 was $101,915 (111.4% of net revenue), compared to $16,418 (15.5% of net revenue) during the same period in 2008, an increase of $85,497, or 520.8% of the decrease in net revenue. The increased costs are the result of: (i) higher labor costs of $101,915 for a funded research and development contract with the U.S. Department of Homeland Security (“DHS”), and a second DHS funded contract that started in the third quarter of 2009 for the NEMA

DICOS standards project, and decreased labor costs in 2009 of $7,615 for no FlowPoint™ maintenance and support contracts sales, and (ii) decreased material and other cost of sales of $8,803 related to no FlowPoint™ software license revenue during the twelve months ended December 31, 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the twelve months ended December 31, 2009, decreased $769,182 (12.1%) to $5,573,173 for 2009 as compared to $6,342,355 for the same period in fiscal 2008. The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the twelve-month period ended December 31.

	Twelve Months Ended December 31
	2009	2008	$ Change	% Change

Payroll and related costs	$ 2,470,072	$ 2,840,864	$ (370,792)	(13.1)
Professional fees	536,592	840,591	(303,999)	(36.2)
Research and development costs	489,591	378,586	111,005	29.3
Insurance costs	93,622	129,659	(36,037)	(27.8)
Rent - building and equipment	307,361	308,494	(1,133)	(0.4)
Travel and related	99,124	126,840	(27,716)	(21.9)
Miscellaneous expenses	128,431	120,462	7,969	6.6
Depreciation and amortization	116,749	128,107	(11,358)	(8.9)
Stock-based compensation	1,331,631	1,468,752	(137,121)	(9.3)
Total	$ 5,573,173	$ 6,342,355	$ (769,182)	(12.1)

Payroll (salary, commissions and benefits) and related costs, which includes salaries, commissions, taxes and benefits, decreased $370,792 (13.1%) due to one position being eliminated in January 2009, and a shift in labor costs charged to cost of sales, and research and development activities.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees decreased for the twelve months ended December 31, 2009 versus the same period last year by $303,999 (36.2%) due to: (i) a decrease in accounting and legal fees of $55,160 and $36,268, respectively; (ii) a decrease of $196,001 for general consultants and investor relations, and (ii) a reduction of $16,570 for other professional fees and services. During 2008, the Company incurred additional expense for Sarbanes-Oxley Act (SOX 404) compliance and increased legal costs associated with SEC compliance, export licensing, and immigration.

Research and development costs increased for the twelve months ended December 31, 2009, compared to the same period last year by $101,005 (29.3%), due to the reduction of outside consultants for research and development activities in fiscal 2009.  Signature Mapping™ costs increased during 2009 by $334,928 (2,611.3%) for total costs for 2009 and 2008 of $347,755 and $12,827, respectively.  Research and development costs for PinPoint™ were $141,836 for the twelve months ended December 31, 2009 compared to $365,759 for the same period last year, for a decrease of $223,923 or (61.2%), due to the greater emphasis on our Signature Mapping™ Tuberculosis product development efforts.

Insurance costs in the twelve months ended December 31, 2009, were $93,622 compared to $129,659 for the same period in 2008, a decrease of $36,622 (27.8%). The decrease is attributed to reductions in premium and coverage commencing during the fourth quarter of 2008.

Rent decreased by $1,133 (0.4%) to $307,361 in the twelve months ended December 31, 2009, as compared to $308,494 for the same period in 2008, due to a slight reduction in operating expense charges for our leased office space.

Travel and entertainment expense for the twelve months ended December 31, 2009 of $99,124 compared to the same period for 2008 of $126,840, or a decrease of $27,716 (21.9%).  During fiscal 2009, the Company had decreased travel costs associated with general business development activities and greater utilization of electronic communication than travel, and we focused travel costs specifically for our Signature Mapping™ Tuberculosis sales activities.

Miscellaneous expense increased by $7,969 (6.6%) to $128,431 for the twelve months ended December 31, 2009, as compared to $120,462 for the same period in 2008. The net increase is related to a reversal of bad debt expense for the period in 2008 that was previously reserved for in 2007, and offset by reduction of various miscellaneous expenses not incurred during 2009.

Depreciation and amortization expense in selling, general, and administrative for the twelve months ended December 31, 2009 of $116,749 compared to the same period for 2008 of $128,107, or a decrease of $11,358 (8.9%).  The reduction in depreciation expense is due to acquired assets that became fully depreciated during the second quarter of 2008, and continued reduction in capital expenditures during fiscal 2009.

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee directors, and consultants in lieu of cash compensation. During the twelve months ended December 31, 2009, the Company recognized an expense associated with employee stock-based compensation of $1,214,113 and $117,518 of consulting expense. During the same period of 2008, the Company recognized stock-based compensation expense for employees of $1,226,428 and consultants of $242,324. The decrease in stock-based compensation for employees and non-employee members of our Board of Directors of $12,315 (1.0%) is due to: (i) the issuance of a stock award in the amount of $236,250 under the 2009 Stock Compensation Plan for employees and a consultant/director, whereby during the period of June 2008 through January 2009, the Corporation did not regularly pay salaries, wages, and other compensation to such persons, and (ii) a $248,565 reduction of compensation expense based on decreased fair value of stock options granted, as a result of lower share prices during 2009 verses the same period of 2008. The decrease in stock-based compensation expense for consultants of $124,806 (51.5%) reflects decreased usage of stock-based compensation versus cash compensation for consultants.

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

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income. Other expense for the twelve months ended December 31, 2009 was $2,949,930 compared to $2,462,579 for the same period last year, for a net increase of $487,351 (19.8%).

Interest income for the twelve months ended December 31, 2009 of $3 is derived from interest bearing accounts.  The decrease of $415 (99.3%) from the same period last year is attributed to a lower average daily cash balance in interest bearing accounts during the course of the twelve months ended December 31, 2009.

Interest expense (not including other non-operating income) for the twelve months ended December 31, 2009 was $2,949,933, compared to $2,462,997 for the same period last year, for an increase of $486,936 (19.8%). The components of 2009 include: (i) $39,000 for financing costs, (ii) $47,534 of interest for short-term convertible notes, (iii), $682,246 of interest for the convertible debentures outstanding during the period, (iv) $5,671 for the fair value of warrants issued for the inducement of the short-term loan, (v) $535,484 for the fair value of warrants issued to the debenture holders, (vi) $1,864,917 for the revaluation of the default provision for the outstanding debentures, (vii) $706,472 for the revaluation of beneficial conversion feature of outstanding debentures, and (viii) $931,391 gain on settlement of debt for the beneficial conversion feature of debentures converted during the period.

Net Loss and Net Loss per Share.  Net loss for the twelve months ended December 31, 2009 was $8,533,514, compared to $8,715,202 for the same period in 2008, for a decreased net loss of $181,688 (2.1%).  Net loss per share for the twelve months ended December 31, 2009 was $0.16 compared to $0.19 in the same period for 2008, based on the weighted average shares outstanding of 51,739,274 and 45,061,552, respectively. The decreased net loss for fiscal 2009 compared to fiscal 2008 arose from the following: (i) decreased net revenue of $14,646, (ii) increased cost of sales of $85,497, (iii) decreased salary and benefit costs of $370,792, (iv) decreased professional fees of $303,999 (v) decreased stock-based compensation for employees, non-employee members of our Board of Directors and consultants of $137,121, (vi) a decrease in insurance costs of 36,037, (vii) decreased travel and entertainment costs of $27,716, (viii) a decreased in depreciation and amortization expense of $11,358, (ix) a net increase in other operating expenses of  $6,836, (x) an increase in research and development costs of $111,005, (xi) an increase in other net non-operating income and expense of $486,936, including an increase in net interest expense of $263,489, an increase in fair value of warrants of $449,904, an increase of $1,905,111 for the revaluation of the derivative liabilities for the debentures, an decrease in financing costs of $200,549, a decrease of $1,184,522 for the amortization of debt discount related to the issuance of the Company’s 2006 and 2007 Series A 10% Senior Convertible Debentures, and a gain on settlement of debt for the beneficial conversion feature of debentures of $746,082.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes scheduled maturities of our contractual obligations extending beyond one year for which cash flows are fixed and determinable as of December 31, 2009.

Category	Payments Due in Fiscal
	Total	2010	2011	2012	2013	2014	Thereafter

Short-term convertible notes (1)	$ 901,000	$ 901,000	$ -	$ -	$ -	$ -	$ -
Short-term convertible debentures (2)	4,702,921	4,702,921	-	-	-	-	-
Interest payments (3)	7,435	7,435	-	-	-	-	-
Operating lease commitments (4)	89,096	89,096	-	-	-	-	-
Unconditional purchase obligations (5)	-	-	-	-	-	-	-
Total contractual obligations	$ 5,700,452	$ 5,700,452	$ -	$ -	$ -	$ -	$ -

(1) Includes $675,000 short-term convertible notes, of which $410,000 matured as of December 31, 2009, $190,000 matures in January 2010, $75,000 mature in February 2010, and $226,000 short-term notes from a related party that matures on May 31, 2010.

(2) Includes $2,115,705 of convertible debentures that matured November 8, 2008, and $2,587,216 accrual for debenture default provisions.

(3) Projected interest on debt, with the assumption of no further conversion.  Reflects interest for the short-term convertible notes that mature between March through August 2010. Although, the Company is in negotiations with both the debenture and convertible note holders to extend their maturity date.

(4) Projected rent cost for the existing office lease, which expires on April 30, 2010.  Total rental expense included in the accompanying consolidated statements of earnings was $307,361 in fiscal 2009, and $308,494 in fiscal 2008.

(5) The company currently does not have any outstanding unconditional purchase obligations.  They would though include inventory commitments, future royalty, consulting agreements, other than month-to-month arrangements or those that expire in less then one year, or commitments pursuant to executive compensation arrangements.

In addition to the above obligations, we are conditionally obligated to redeem shares related to the acquisition of intellectual property (IP) from Difference Engines.  As of December 31, 2009, and as more fully disclosed in Note 7, Acquisitions, a conditional redemption value of $42,311 was estimated and recorded.

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

For software arrangements, we recognize revenue according to the ASC 985-605, “Software Revenue Recognition,” and related amendments.  ASC 985-605 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements.  Revenue from multiple-element software arrangements is recognized using the residual method.  Under the residual method, revenue is recognized in a multiple element arrangement when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement.  We allocate revenue to each undelivered element in a multiple element arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately.  Specifically, we determine the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance offered to customers, which is stated in the contract, and fair value of the installation based upon the price charged when the services are sold separately.  If evidence of the fair value cannot be established for undelivered elements of a software sale, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or vendor-specific objective evidence of fair value can be established.

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

Research and Development.  Costs incurred in connection with the development of software products that are intended for sale are accounted for in accordance with ASC 985-20, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  Costs incurred prior to technological feasibility being established for the product are expensed as incurred.  Technological feasibility is established upon completion of a detail program design or, in the absence, completion of a working model.  Thereafter, as long as no high-risk development issues exist, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value.  Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.  Amortization commences when the product is available for general release to customers.

Stock-Based Compensation.  We adopted on January 1, 2006, the provisions of ASC 718-10, which requires recognition of stock-based compensation expense for all share-based payments based on fair value. ASC 718-10, “Share-Based Payment” defines fair value-based methods of accounting for stock options and other equity instruments.  This method measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period. We also consider ASC 505-50, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services” (“ASC 505-50”), establishes the measurement principles for transactions in which equity instruments are issued in exchange for the receipt of goods or services.  We relied upon the guidance provided under ASC 505-50 to determine the measurement date and the fair value re-measurement principles to be applied.  Based on these findings, we determined that the unamortized portion of the stock compensation should be re-measured on each interim reporting date and proportionately amortized to stock-based compensation expense for the succeeding interim reporting period until goods are received or services are performed. We recognize compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. We consider voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

Valuation of Long-Lived Assets Including Acquired Intangibles.  We evaluate the carrying value of long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying value of an asset within the scope of ASC 360-10, “Accounting of the Impairment or Disposal of Long-Lived Assets” may not be recoverable. Our assessment for impairment of assets involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition.  An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, and considers year-end the date for its annual impairment testing.

On July 27, 2004, the Company completed the acquisition of Wise Systems Ltd.  This transaction has been accounted for as a business combination.  The purchase price for these assets and liabilities assumed were allocated to acquired intangible assets (FlowPoint™ software) and goodwill. In conjunction with its net realizable value analysis required by ASC 985-20 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” during June 2007, we determined that its entire investment in Wise Systems was impaired.  This was based on the our determination that the carrying amount of these assets, as reflected on the Company’s consolidated balance sheet, exceeded its projected net realizable value; accordingly, we wrote-off the remaining unamortized acquired intangible assets (FlowPoint™ software) totaling $998,247.

Impairment of Excess of Purchase Price Over Net Assets Acquired.  We follow the provisions of ASC 805-10, “Business Combinations” and ASC 350-10, “Goodwill and Other Intangible Assets.” These statements establish financial accounting and reporting standards for acquired goodwill.  Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements.  Effective January 1, 2002, with the adoption of ASC 350-10, goodwill must be evaluated for impairment and is no longer amortized.  Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired.  To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets.

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

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities as of December 31, 2009, and 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Company adopted FASB ASU No. 2010-06, “Fair Value Measurement and Disclosures (Topic 820)- Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company does not believe this standard will impact their financial statements.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurement and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In May 2009, ASC 855, “Subsequent Events” (“ASC 855”) was issued. ASC 855 requires the Company to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. ASC 855 is effective for financial periods ending after June 15, 2009. The Company adopted ASC 855 beginning with their interim report dated June 30, 2009. The Company has evaluated subsequent events through March 31, 2010, the date the financial statements were issued.

In June 2008, ASC 470-20-65, “Transition Guidance for Conforming Changes to Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“ASC 470-20-65”) was issued. ASC470-20-65 is effective for years ending after December 15, 2008. The overall objective of ASC 470-20-65 is to provide for consistency in application of the accounting for convertible securities. The Company has computed and recorded a beneficial conversion feature in connection with certain of its prior financing arrangements and does not believe that ASC 470-20-65 has a material effect on that accounting.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. There were no international revenues in the twelve-month period ended December 31, 2009 from Wise Systems, our subsidiary located in the United Kingdom. International operations are mostly from our foreign subsidiary and are typically denominated in British pounds. Additionally, our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts which are charged to Wise and recorded as inter-company receivables on the books of the U.S. parent company. We are also exposed to foreign exchange rate fluctuations as the financial results of Wise are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability. As of December 31, 2009, Wise had a $2,628 cash and cash equivalents balance, and $31,155 in accounts payable trade and accrued balance that was included in our foreign subsidiaries.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See our Consolidated Financial Statements, which incorporates the supplementary data beginning on page 102.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

Effective February 23, 2009, upon the recommendation of Guardian’s Audit Committee, Guardian's board of directors approved the engagement of KBL, LLP to serve as Guardian's independent registered public accountants and to be the principal registered public accountants to conduct the audit of Guardian's financial statements for the fiscal year ended December 31, 2008, replacing the firm of Goodman & Company, L.L.P. On January 12, 2010, KBL, LLP was reaffirmed by the Audit Committee as Guardian's independent registered public accountants and to be the principal registered public accountants to conduct the audit of Guardian's financial statements for the fiscal year ended December 31, 2009.

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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the current directors and executive officers of Guardian:

Name	Age	Title
Michael W. Trudnak	57	Chairman of the Board, Chief Executive Officer, Secretary, Treasurer, Director - Class III
William J. Donovan	58	President, Chief Operating Officer and Director - Class III
Charles T. Nash	59	Director - Class I
Henry A. Grandizio	53	Director - Class II
Sean W. Kennedy	60	Director - Class II
Gregory E. Hare	56	Chief Financial Officer
Richard F. Borrelli	58	Vice President

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

Richard F. Borrelli, Vice President.  Mr. Borrelli has been a Vice President for Guardian’s Healthcare Systems Division since June 2004, and became an officer of the Company on August 9, 2007.  Mr. Borrelli is a healthcare and radiology expert with over 28 years of worldwide clinical, business development, marketing and sales experience in healthcare radiology informatics and image management. From 2002 to 2004, Mr. Borrelli was a principal with Healthcare Consulting Group, a privately-held healthcare business consulting company.  From 2000 to 2002, Mr. Borrelli was the Director of Implementation and Professional Services, Radiology Information and Image Management Division, at IDX Systems Corporation, a healthcare software technology company.  From 1997 to 2000, Mr. Borrelli was Director of Business Development and then Director of Sales, Marketing and Customer Support at Analogic Corporation, a company that designs and manufactures high performance medical and security imaging systems. From 1989 to 1997 he held senior management positions including Vice President of Marketing at Polaroid’s healthcare division. Prior to 1989 Mr. Borrelli held marketing management, program management and sales management of increasing responsibility with Johnson and Johnson, AGFA and General Electric’s medical divisions.  Mr. Borrelli received a BA in bio-physics from Wittenberg University and an MBA from Cleveland State University and is a licensed radiographic technologist.

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

Independent Directors

Our board of directors has determined that the following directors are independent as “independence” is defined in Section 121A of the NYSE Amex listing standards, the standard we have adopted for determining the independence of our directors: Henry A. Grandizio and Charles T. Nash.  The board of directors maintains an audit committee, nominating committee and compensation committee.  The current members of such committees as of the date of the filing of this report are as follows:

Audit

-

Henry A. Grandizio, Chairman

Charles T. Nash

Compensation

-

Charles T. Nash, Chairman

Henry A. Grandizio

Sean W. Kennedy

Nominating

-

Sean W. Kennedy, Chairman

Henry A. Grandizio

Charles T. Nash

The Board of Directors

The Board oversees the business affairs of Guardian and monitors the performance of management. During the fiscal year ended December 31, 2009, the Board held nine meetings and handled certain business through unanimous written consents of its board in accordance with its by-laws and applicable Delaware law.  Members of the board of directors attended all of such meetings. Guardian has a policy of requesting all directors to attend annual meetings of stockholders.  Currently, the Board has three committees, an Audit, Compensation and Nominating Committee.  The membership and functions of such committees are described below.

Audit Committee

The Audit Committee consists of two members, Henry A. Grandizio and Charles T. Nash. Mr. Grandizio was appointed as chairman of the committee on September 17, 2007. The Audit Committee held five meetings during fiscal 2009, and Mr. Grandizio and Mr. Nash attended all of such committee meetings. The board of directors has determined that Messrs. Grandizio and Nash are independent members of the Audit Committee, as independence is defined in Section 121A of the NYSE Amex exchange listing standards.

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

Compensation Committee

The Compensation Committee consists of three members, including Charles T. Nash, Henry A. Grandizio, and Sean W. Kennedy. On April 21, 2009, Mr. Sean W. Kennedy resigned as chairman of the Compensation Committee as he is no longer deemed “independent” and Mr. Nash was appointed chairman. Mr. Kennedy remains a member of the Compensation Committee until such time as a replacement is appointed. The Compensation Committee held two meetings during fiscal 2009, and Messrs. Grandizio, Nash and Kennedy attended all such committee meetings.

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

Nominating Committee

The Nominating Committee consists of three members, Sean W. Kennedy, Henry A. Grandizio, and Charles T. Nash.  During 2009, Mr. Kennedy was appointed chairman of the committee on April 21, 2009, although Mr. Kennedy is no longer deemed “independent” and remains a member of the Nominating Committee until such time as a replacement is appointed. The Nominating Committee did not hold any meetings during fiscal 2009.  The board has adopted a written charter for the Nominating Committee.

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

 ADVISORY BOARD

On November 7, 2007, we established an advisory board to advise and make non-binding recommendations to our board of directors and management regarding the strategic positioning of our new products, future product development, industry trends, and potential research collaborations with third parties.  Members serve for a term of one year.  Our advisory board consisted of two members, including Mr. Polillo (deceased as of May 10, 2008), who acted as the chairman of the advisory board.  The other member was Dr. Ronald Schilling, whose agreement expired on November 8, 2008.  The Company anticipates reestablishing the Advisory Board during 2010.

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

Based on our review of Forms 3, 4 and 5 submitted to us pursuant to Rule 16a-3 under the Exchange Act by our executive officers and directors with respect to our most recent fiscal year ended December 31, 2009, there were no known (1) late reports, (2) transactions that were not reported, or (3) known failures to file a required report by such executives officers and directors.

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

Our executive compensation program during 2009 consisted of three principal elements: base salary, stock options, and severance and change in control benefits.  We also provided to two employees a car allowance. Except for Mr. Borrelli, we compensate our named executive officers according to the terms of their employment agreements with us. Mr. Borelli’s salary was determined based on market levels at the time of employment, individual responsibilities, performance, and experience.  We made no change to Mr. Borrelli’s salary at the time he became a named executive officer. Our ability to provide any cash incentive compensation, plan or non-plan has been constrained by our limited cash resources. Accordingly, our executive compensation arrangements have been relatively straight forward.

Moreover, due to our limited available cash, during 2006, a significant portion of four of our then named executive officers base salaries were and continue to be unpaid.  During 2007, three of our named executives had a small portion of their base salaries unpaid and the amount continued to be unpaid during 2009.  Additionally, during 2008 and 2009, significant portions of four of our named executive officers base salaries were unpaid.  As of December 31, 2009, the Company has an aggregate unpaid salary of its named executives of approximately $1,746,476.  We continue to accrue the salaries for our Principal Executive Officers and named executive officers, however, there is substantial uncertainty that we will be able to pay such amounts to our officers.

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

Except for Mr. Borelli, the base salary of each of our named executive officers is determined on the basis of such officer’s employment agreement with us.  Our Compensation Committee is to review annually each executive officer’s base salary during our performance review, although none were performed in 2009. Base salaries may be adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance, experience and the our cash position.  During 2009, we did not increase the base salary of any of Messrs. Trudnak, Donovan, Hare or Borrelli, and do not expect to be able to do so in the near future.

Also, as discussed above, and due to our limited available cash, during 2006, a significant portion of four of our then named executive officers base salaries were and continue to be unpaid.  During 2007, three of our named executives had a small portion of their base salaries unpaid and the amount continued to be unpaid during 2009.  Additionally, during 2008 and 2009, significant portions of four of our named executive officers base salaries were unpaid.  As of December 31, 2009, the Company had an aggregate accrued but unpaid salary due to its named executives of approximately $1,746,476.

Annual Cash Incentive Bonus

Due to the limited cash available to us, we currently do not have a bonus plan and, during 2009, we did not make any annual cash incentive award to our employees, including our named executive officers.

 Long-Term Incentive Plan Awards

We believe our long-term performance is fostered by a compensation methodology which compensates all employees, including our named executive officers, through the use of stock-based awards that foster a continuing stake of each employee in our long-term success.    We currently utilize stock options, restricted stock rights or other awards and other rights to receive compensation based on the value of our stock. Currently, we do not have a plan requiring us to make any grant or award of stock options or other equity based awards, except for certain annual awards to members of our board of directors who are also independent, discussed under “Director Compensation and Benefits,” below.

Amended and Restated 2003 Stock Incentive Plan

Our policy is to grant stock options to new employees pursuant to our 2003 Stock Incentive Plan for the reasons discussed above.  The amount of such grant is determined by the Compensation Committee.  During 2007, 2008 and 2009, we granted stock options to our new employees. Generally, the options vest 50% after the first year of employment and the remaining 50% after the second year of employment and have an exercise price equal to the fair market value of our stock on the date of grant.  In January 2007 and 2008, as well as in April 2009, the Compensation Committee approved the grant of stock options to all current employees, including our named executives, as an incentive for continued contributions in moving our product development efforts forward. The options vest over a two year period from the date of grant. Stock options granted during 2007 through 2009, were based on management’s recommendation and discussions with the Compensation Committee. Factors considered in granting stock options included: (i) our general policy of not increasing base salaries of all employees during the past four years and in the foreseeable future, (ii) the performance of employees, and (iii) the employees’ increasing responsibilities in a dynamic, and shrinking organization.

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

Our Compensation Committee administers the 2003 Stock Incentive Plan, and consists of two or more directors appointed by our board of directors each of whom is a non-employee director and an outside director within the meaning of Section 162(m) of the Internal Revenue Code, and determines the type and amount of awards to be granted to eligible employees, directors and consultants based upon the principles underlying our executive compensation program.  Awards under our 2003 Stock Incentive Plan are made throughout the year and are generally tied to Compensation Committee meetings. A total of 30,000,000 shares of our common stock are currently authorized for issuance under the 2003 Stock Incentive Plan. Shares subject to awards which expire, or are cancelled, or forfeited will again become available for issuance under the 2003 Stock Incentive Plan as described below. As of December 31, 2009, there were 4,447,300 options issued during 2009 under 2003 Stock Incentive Plan, 15,548,521 shares were reserved for issuance under the Plan, and 12,783,479 shares were available for future awards.

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

The Plan may be modified or terminated at any time.  Any such amendment or termination will not affect outstanding options without the consent of the optionee.

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

Stock Options:

Stock option grants are typically made at the commencement of employment and generally thereafter by the Compensation Committee upon achievement of key strategic goals and on the anniversary of previous grants. Periodic stock option grants are made at the discretion of the Compensation Committee, and in appropriate circumstances the Compensation Committee may consider the recommendation of members of management. In January 2007 and 2008, as well as in April 2009, most employees were awarded qualified stock options, including the named executives officers, as footnoted in the below “Grants of Plan- Based Awards” table. The Compensation Committee determines the exercise price of options awards granted under our 2003 Stock Incentive Plan, but with respect to qualified stock options intended to qualify as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code, the exercise price must at least be equal to the fair market value of our common stock on the date of grant.

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

2009 Stock Compensation Plan

On June 4, 2009, the Board of Directors adopted the 2009 Stock Compensation Plan (“2009 Plan) which provides for the grant or issuance of up to an aggregate of 20,000,000 shares of the Company’s common stock upon vesting and exercise of non-qualified stock options (“NQSOs”), restricted stock awards (“RSAs”), restricted stock rights (“RSRs”), or common stock awards (individually, an “Award;” collectively, “Awards”).  The exercise price of NQSOs may not be less than 100% of the fair market value of the stock on the date of the option grant, and may only be exercised at such times as provided for in an award agreement, but may not be exercised after ten years from the date on which it was granted. RSAs and RSRs consist of a specified number of shares of the Company’s Common Stock that are, or may be, subject to restrictions on transfer, conditions of forfeiture, and any other terms and conditions for periods determined by the Committee. Generally, unless the Committee determines otherwise, once the restricted stock vests, the shares of Common Stock specified in the Award will be free of restriction, subject to any applicable lock up period. Prior to the termination of the restrictions, under a RSA (but not a RSR), a participant may vote and receive dividends on the restricted stock unless the Committee determines otherwise, but may not sell or otherwise transfer the shares. Common stock Awards under the plan may be issued free of restriction and may vest immediately; however, the Compensation Committee may impose vesting and other restrictions related to the grant of such common stock Awards.  Compensation expense for these Awards is recognized over the period they vest, although generally common stock awards vest immediately, while the RSAs, RSRs and NQSOs will have a vesting period.

During 2009, we issued 1,125,000 stock awards under the 2009 Stock Compensation Plan to employees as compensation for the hardship of not regularly receiving their salaries, wages, or other compensation that was due during June 2008 through January 2009, and the continued or continuing nonpayment of such amounts by the Company. The issuance of the Stock Awards was not in lieu of the payment of such compensation which remains accrued and unpaid.  We also issued 309,329 stock awards to consultants as compensation in lieu of cash payments for services rendered. As of December 31, 2009, there were 18,565,671 shares available for future awards under the 2009 Stock Compensation Plan.

The purpose of the 2009 Plan is to foster our success and the success of our subsidiaries and affiliates by providing incentives to employees, directors, officers and consultants to promote our long-term financial success.  The Plan complements our 2003 Amended and Restated Stock Incentive Plan (the “2003 Plan”) and provides greater flexibility to us in that it permits us to compensate and award employees, directors, officers and consultants through the issuance of certain options, RSAs, RSRs, and stock awards in addition, or as an alternative, to the incentive and non-qualified stock options that may be awarded under the 2003 Plan. The 2009 Plan terminates on June 4, 2019, and no award may be made after that date, however, awards made before that date may extend beyond that date. If an award under the 2009 Plan is cancelled, expires, forfeited, settled in cash or otherwise terminates without being exercised in full, the shares of common stock not acquired pursuant to the award will again become available for issuance under the 2009 Plan.

Our Board of Directors has delegated its authority to administer the 2009 Plan to the Compensation Committee.  Subject to the provisions of the 2009 Plan, the committee has the power to:

•

Prescribe, amend, and rescind rules and regulations relating to the 2009 Plan and to define terms not otherwise defined therein;

•

Determine which persons are eligible to participate, to which of such participants, if any, awards shall be granted, and the timing of any such awards;

•

Grant awards to participants and determine the terms and conditions thereof, including the number of shares subject to awards and the exercise or purchase price of such shares and the circumstances under which awards become exercisable or vested or are forfeited or expire;

•

Establish any performance goals or other conditions applicable to the grant, issuance, exercisability, vesting and/or ability to retain any award;

•

Prescribe and amend the terms of the agreements or other communications evidencing awards made under the 2009 Plan (which need not be identical) and the terms or form of any document or notice required to be delivered to us by participants under the 2009 Plan;

•

Determine the appropriate adjustment, if any, required as a result of any reorganization, reclassification, combination of shares, stock split, reverse stock split, spin-off or dividend (other than regular, quarterly cash dividends), or other changes in the number or kind of outstanding shares or any stock or other securities into which such shares shall have been exchanged;

•

Interpret and construe the 2009 Plan, any rules and regulations under the 2009 Plan and the terms and conditions of any award granted thereunder, and to make exceptions to any such provisions in good faith and for the benefit of the Company; and

•

Make all other determinations deemed necessary or advisable for the administration of the 2009 Plan.

Unless the Board expressly provides otherwise prior to a change of control or in an award agreement, in the event of a change of control of the Company, all outstanding options under the 2009 Plan vest and become exercisable on the date immediately before the change of control and all restrictions under RSAs and RSRs shall lapse or be deemed satisfied on the date immediately prior to the change of control.  A change of control is deemed to have occurred upon the occurrence of one of the following events: (i) any person or group of persons becomes the beneficial owner of shares of the Company to which 50% or more of the total number of votes for the election of directors may be cast; (ii) as a result of a cash tender offer, exchange offer, merger or other business combination, sale of assets or contested election, persons who were directors immediately prior to the event cease to constitute a majority of the board; (iii) stockholders approve an agreement providing either that the Company will cease to be an independent publicly owned corporation or for sale or other disposition of all or substantially all the assets of the Company; or (iv) a tender offer or exchange offer is made for shares of our common stock (other than one made by us) and shares of common stock are acquired.

The Compensation Committee determines all awards to non-employee directors and such awards are not subject to management’s discretion. From time to time, the committee will set the amount and the type of award that will be granted to non-employee directors on a periodic, nondiscriminatory basis, including pursuant to any plan adopted by the Compensation Committee or Board for the compensation of non-employee directors. The committee may set additional awards to be granted to non-employee directors also on a periodic, nondiscriminatory basis based on one or more of the following criteria: (i) service as the chair of a Board committee; (ii) service as chairman of the Board; (iii) the number or type of Board committees on which a director serves; or (iv) the first selection or appointment of an individual to the Board.

Non-qualified stock options may be granted pursuant to non-qualified stock option award agreements and certificates adopted by the Board, as amended by the Compensation Committee.  The Compensation Committee determines the terms of each stock option granted under the 2009 Plan, including the number of shares covered by an option, exercise price and means of payment, the vesting and exercisability of the option, and restrictions on transfer and the term.  The exercise price of an option granted under the Plan may not be less than the fair market value on the date of grant.  The options expire on the earliest of ten years after the date of grant, 90 days after the death or disability of the recipient, immediately upon termination of employment or service other than by death or disability, or such date as the Compensation Committee determines.  The Compensation Committee, in its sole discretion, may change by agreement the post-termination rights of a recipient, including accelerating the date or dates on which the option becomes vested and is exercisable following termination of employment or service, or extend the period.  Options granted under the plan may be exercised by delivering cash, a cashless exercise, or by delivering to us the proceeds of shares of our common stock issuable under an option.

An award of restricted stock consists of a specified number of shares of our common stock that are subject to restrictions on transfer, conditions of forfeiture, and any other terms and conditions for periods determined by the Compensation Committee. Prior to the termination of the restrictions, a participant may vote and receive dividends on the restricted stock unless the committee determines otherwise, but may not sell or otherwise transfer the shares.

An award of RSRs entitles a participant to receive a specified number of shares of our common stock upon the expiration of a stated vesting period. It may also include the right to dividend equivalents if and as so determined by the committee. Unless the committee determines otherwise, once a RSR vests, the shares of common stock specified in the award will be issued to the participant. A participant who has been awarded RSRs may not vote the shares of common stock subject to the rights until the shares are issued. Until the vesting period applicable to a RSRs award expires and the shares are issued, the participant also may not transfer or encumber any interest in the RSRs or in any related dividend equivalents.

The Compensation Committee may also make stock awards of common stock without restrictions, except that if the award is in lieu of salary, service fee, cash bonus or other cash compensation, the number of shares covered by an award shall be based on the fair market value of such shares on the date of grant.

The Compensation Committee has discretion to determine the terms of any award of restricted stock or RSRs, including the number of shares subject to the award, and the minimum period over which the award may vest, and the acceleration of any vesting in the event of death, disability or change of control, as discussed above with regard to options.

Awards are not transferable or assignable unless provided otherwise by the Compensation Committee with respect to certain specified family-related transfers.

The Board may amend, terminate, or modify the 2009 Plan at any time, without shareholder approval, unless required by the Internal Revenue Code of 1986, pursuant to Section 16 under the Securities Exchange Act of 1934, as amended, or by any national securities exchange or system on which our common stock is then listed or reported, or by any regulatory body.

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

Perquisites and Other Compensation

During the each of the two fiscal years ended December 31, 2009, two of our named executive officers received reimbursement of up to $6,000 annually for automobile expenses as required under the terms of their employment agreements. See below “Employment, Severance and Change in Control Arrangements.”  Currently, we do not provide short or long term disability or life insurance coverage for employees, including our named executive officers, as a result of our current cash position.  We do provide health care benefits to all employees including our named executive officers, and such benefits are contributory.

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

Summary Compensation Table

The following Summary Compensation Table sets forth the compensation earned or awarded to our CEO, President and COO, CFO and other named executive officers during each of the two fiscal years ended December 31, 2009:

Name and principal position	Year	Compensation
		Salary	Bonus	Stock awards (1)	Options awards (1)	All other (2)	Total
Michael W. Trudnak (3)	2008	$ 275,000	$ -	$ -	$ 334,900	$ 6,000	$ 615,900
Chairman, CEO	2009	275,000	-	-	357,900	6,000	638,900

William J. Donovan (4)	2008	265,000	-	-	322,600	6,000	593,600
President/COO	2009	265,000	-	-	344,800	6,000	615,800

Gregory E. Hare (5)	2008	200,000	-	-	243,500	-	443,500
Chief Financial Officer	2009	200,000	-	-	260,200	-	460,200

Richard F. Borrelli (6)	2008	144,425	-	-	136,300	-	280,725
Vice President	2009	160,000	-	-	208,100	-	368,100

Carl C. Smith (7)	2008	160,000	-	-	194,800	-	354,800
Vice President	2009	160,000	-	-	208,100	-	368,100

(1) Reflects the grant date fair value of the options estimated using option-pricing models calculated in accordance with ASC 718-10. See Note 2 "Significant Accounting Policies" to the Consolidated Financial Statements for a discussion of the relevant assumptions used in calculating the grant date fair value pursuant to ASC 718-10.

(2) All Other Compensation consists of monthly automobile allowance expenses.
(3) For Mr. Trudnak, includes accrued and unpaid salary of $211,708 in 2009, and $183,769 in 2008, for a cumulative deferral as of December 31, 2009 of $641,234.
(4) For Mr. Donovan, includes accrued and unpaid salary of $184,881 in 2009, and $177,189 in 2008, for a cumulative deferral as of December 31, 2009 $496,539.
(5) For Mr. Hare, includes accrued and unpaid salary $124,839 in 2009, and $123,077 in 2008, for a cumulative deferral as of December 31, 2009 of $366,018.
(6) For Mr. Borrelli, includes accrued and unpaid salary of $95,731 in 2009, and and 98,461 in 2008, for a cumulative deferral as of December 31, 2009 of $194,192.

(7) For Mr. Smith, includes accrued and unpaid salary of $92,706 in 2009, and 98,462 in 2008, for a cumulative deferral as of December 31, 2009 of $191,168. Mr. Smith resigned as an officer as of November 7, 2008, but continues as the Vice President of Business Development, Security.

Grants of Plan-Based Awards Table

The following table sets forth information regarding stock option awards to our named executive officers under our 2003 Stock Incentive Plan during the fiscal year ended December 31, 2009:

Name	Grant Date (1)	Estimated future payouts under non-equity incentive plan awards	Estimated future payouts under equity incentive plan awards	All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Share)	Grant date fair value of stock and option awards
Michael W. Trudnak	4/21/2009	$ -	$ -	-	357,900	$ 0.30	$ 96,633

William J. Donovan	4/21/2009	-	-	-	344,800	0.30	93,096

Gregory E. Hare	4/21/2009	-	-	-	260,200	0.30	70,254

Richard F. Borrelli	4/21/2009	-	-	-	208,100	0.30	56,187

Carl C. Smith	4/21/2009	-	-	-	208,100	0.30	56,187

(1) Two year vesting period with 50% vested after year one, and 50% vested after year two.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for each named executive officer regarding the number of shares subject to exercisable and unexercisable stock options as of December 31, 2009.

Name	Option awards (1)					Stock awards
	Number of securities underlying unexercised options (#)		Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested
	Exercisable	Unexercisable
Michael W. Trudnak
	450,000	-	-	$ 0.36	2/18/2014	-	-	-	$ -
	10,000	-	-	3.60	2/18/2014	-	-	-	-
	125,000	-	-	0.90	1/14/2017	-	-	-	-
	707,530	-	-	0.81	10/8/2017	-	-	-	-
	167,450	167,450	-	0.51	1/8/2018	-	-	-	-
	-	357,900	-	0.30	4/21/2019	-	-	-	-
William J. Donovan
	200,000	-	-	0.50	8/18/2013	-	-	-	-
	600,000	-	-	0.50	2/18/2014	-	-	-	-
	10,000	-	-	3.60	2/18/2014	-	-	-	-
	200,000	-	-	2.67	11/21/2015	-	-	-	-
	125,000	-	-	0.82	1/14/2017	-	-	-	-
	353,372	-	-	0.73	10/8/2017	-	-	-	-
	161,300	161,300	-	0.46	1/8/2018	-	-	-	-
	-	344,800	-	0.30	4/21/2019	-	-	-	-
Gregory E. Hare
	200,000	-	-	2.40	1/16/2016	-	-	-	-
	125,000	-	-	0.82	1/14/2017	-	-	-	-
	312,840	-	-	0.73	10/8/2017	-	-	-	-
	121,750	121,750	-	0.46	1/08/2018	-	-	-	-
	-	260,200	-	0.30	4/21/2019	-	-	-	-
Richard F. Borrelli
	100,000	-	-	4.10	9/3/2014	-	-	-	-
	20,000	-	-	4.05	10/3/2015	-	-	-	-
	112,000	-	-	0.82	1/14/2017	-	-	-	-
	68,150	68,150	-	0.46	1/8/2018	-	-	-	-
	-	208,100	-	0.30	4/21/2019	-	-	-	-

Carl C. Smith
	20,000	-	-	1.93	6/6/2015	-	-	-	-
	15,000	-	-	4.05	10/3/2015	-	-	-	-
	125,000	-	-	0.82	1/14/2017	-	-	-	-
	50,000	-	-	0.75	10/18/2017	-	-	-	-
	97,400	97,400	-	0.46	1/8/2018	-	-	-	-
	0	208,100		0.30	4/21/2019

(1) Two year vesting periods with 50% vested after year one, and 50% after year two.

Option Exercises and Stock Vested Table

The following table sets forth information for each named executive officer regarding the number of shares acquired upon the exercise of stock options during the year ended December 31, 2009, and the aggregate dollar value realized upon the exercise of the option. We have not issued stock appreciation rights (SARs) or restricted stock awards (RSA’s) under our 2009 Stock Compensation Plan.

Name	Option awards		Stock awards
	Number of shares acquired on exercise	Value realized on vesting (1)	Number of shares acquired on vesting	Value realized on vesting (1)
Michael W. Trudnak	-	$ -	-	$ -

William J. Donovan	-	-	-	-

Gregory E. Hare	-	-	-	-

Richard F. Borrelli	-	-	-	-

(1) Represents the difference between the market price on date of exercise and the exercise price.

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

Cash Severance and Change in Control Payments

The following table summarizes the potential payments and benefits payable to each of our named executive officer upon termination of employment or change in our control assuming our named executive officers were terminated on December 31, 2009:

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

Acceleration o f Vesting of Option Awards

If our named executive officers were terminated on December 31, 2009, the applicable officer is entitled to automatically and immediately vest in his or her outstanding stock options, as described in the table below:

Name/Circumstances	Description of Equity Awards

Michael W. Trudnak (Change of Control)	334,900 options granted on January 8, 2008 would immediately vest and become exercisable in full at a total exercise value of $170,799 (average of $0.51 per share).
357,900 options granted on April 21, 2009 would immediately vest and become exercisable in full at a total exercise value of $107,370 (average of $0.30 per share).

William J. Donovan (Change of Control, Death, or Disability)	322,600 options granted on January 8, 2008 would immediately vest and become exercisable in full at a total exercise value of $148,396 (average of $0.46 per share).
344,800 options granted on April 21, 2009 would immediately vest and become exercisable in full at a total exercise value of $103,440 (average of $0.30 per share).

Gregory E. Hare (Change of Control, Death, or Disability)	243,500 options granted on January 8, 2008 would immediately vest and become exercisable in full at a total exercise value of $112,010 (average of $0.46 per share).
260,200 options granted on April 21, 2009 would immediately vest and become exercisable in full at a total exercise value of $78,060 (average of $0.30 per share).

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

Director Compensation and Benefits

On December 6, 2007, based upon the recommendation of the Compensation Committee, the Board adopted an “Amended Policy Regarding Compensation of Independent Directors,” pursuant to which we will furnish the following compensation to our independent directors effective July 1, 2009.  We furnished compensation to our independent directors in accordance with the following policy during 2009:

•

At the beginning of each calendar year, each independent director will receive annual compensation in the form an award of non-qualified options to purchase 150,000 shares of common stock, an annual retainer for attending Board meetings of non-qualified options to purchase 24,000 shares of common stock, 3,000 non-qualified options for each board committee of which he or she is a member, and 2,000 non-qualified options for each board committee of which he or she is a chairperson, or a pro rata portion of such number if a director is elected after the beginning of the year.

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

The following table sets forth compensation to our independent directors for the fiscal year ended December 31, 2009. Currently, our independent directors as a group only receive stock option awards as compensation for their services on the Board and do not receive any cash compensation other than reimbursement of expenses for such activities.

Name	Fiscal Year	Fees Earned or Paid in Cash	Stock Awards Value	Option Awards Value (1)	Value of Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	Value of All Other Compensation	Total Value
Sean W. Kennedy (2)	2009	$ -	$ -	$ 42,600	$ -	$ -	$ 216,000	$ 258,600

Charles T. Nash	2009	-	-	43,500	-	-	-	43,500

Henry A. Grandizio	2009	-	-	43,500	-	-	-	43,500

(1) The options granted are for the same year as the Board activities. The issuances were consistent with the then current "Policy Regarding Compensation of Independent Directors" outlined above. Reflects the grant date fair value estimated using option-pricing models calculated in accordance with ASC 718-10. See Note 2 "Significant Accounting Policies" to the Consolidated Financial Statements for a discussion of the relevant assumptions used in calculating the grant date fair value pursuant to ASC 718-10.

(2) Other compensation for Mr. Kennedy represents certain consulting services provide to the Company including managing the research, development, and information systems activities of the Company.

Other Arrangements

We maintain a “claims made” officers and directors liability insurance policy with coverage limits of $5,000,000 and a maximum $200,000 deductible amount for each claim.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of March 29, 2010, the beneficial ownership of our common stock by (i) any person we know who is the beneficial owner of more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.  As of March 29, 2010 there were 63,696,027 shares of our common stock issued and outstanding.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (1)		% of Common Stock Beneficial Ownership

Michael W. Trudnak	6,478,430	(2)	9.9%
William J. Donovan	1,821,172	(3)	2.8%
Gregory E. Hare	881,340	(4)	1.4%
Richard F. Borrelli	369,200	(5)	*
Sean W. Kennedy	148,550	(6)	*
Charles T. Nash	120,500	(7)	*
Henry A. Grandizio	69,187	(8)	*
All executive officers and directors as a group (7 individuals)	9,888,379	(9)	14.4%

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

(2)

Mr. Trudnak - includes 1,627,430 shares underlying options to purchase shares of common stock which are currently exercisable. Does not include shares underlying 357,900 options that are not currently exercisable.

(3)

Mr. Donovan - includes 1,810,972 shares underlying options to purchase shares of common stock which are currently exercisable. Does not include 344,800 shares underlying options that are not currently exercisable.

(4)

Mr. Hare – includes 881,340 shares underlying options to purchase shares of common stock which are currently exercisable.  Does not include shares underlying 260,200 options that are not currently exercisable.

(5)

Mr. Borrelli – includes 368,300 shares underlying options to purchase shares of common stock which are currently exercisable. Does not include shares underlying 208,100 options that are not currently exercisable. Also includes 900 shares of common stock owned jointly with Mr. Borrelli’s wife and claims beneficial ownership.

(6)

Mr. Kennedy - includes 120,500 shares underlying options to purchase shares of common stock which are currently exercisable. Does not include underlying 346,900 options that are not currently exercisable. Includes 10,550 shares of common stock owned by Mr. Kennedy’s wife with respect to which Mr. Kennedy disclaims beneficial ownership.

(7)

Mr. Nash - includes 113,500 shares underlying options to purchase shares of common stock which are currently exercisable. Does not include underlying 185,000 options that are not currently exercisable.

(8)

Mr. Grandizio – includes 69,187 shares underlying options to purchase shares of common stock which are currently exercisable. Does not include underlying 185,000 options that are not currently exercisable.

(9)

All executive officers and directors as a group (7 individuals) - includes shares underlying options to purchase an aggregate of 1,627,430, 1,810,972, 881,340, 368,300, 120,500, 113,500, and 69,187 shares of common stock which are currently exercisable that have been granted to Messrs. Trudnak, Donovan, Hare, Borrelli, Kennedy, Nash, and Grandizio, respectively.  Does not include shares underlying options to purchase an aggregate of 357,900, 344,800, 260,200, 208,100, 346,900, 185,000, and 185,000 shares of common stock that are not currently exercisable that have been granted to Messrs. Trudnak, Donovan, Hare, Borrelli, Kennedy, Nash, and Grandizio, respectively.

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

or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  We agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum.  The note is not assignable by Mr. Trudnak without our prior consent.  We may prepay the note in whole or in part upon ten days notice.  On October 21, 2006, Mr. Trudnak extended the due date of the loan to December 31, 2006. Subsequently, on October 3 and October 18, 2006, Mr. Trudnak loaned to us $102,000 and $100,000, respectively, on substantially the same terms as the April 21, 2006 loan, except that each loan is due six months after the date thereof.  Accordingly, following such additional loans, we owed an aggregate of approximately $402,000 to Mr. Trudnak.  On November 10, 2006, Mr. Trudnak extended the due dates of such loans to May 31, 2007, except that $100,000 of the April 21, 2006, loan becomes due upon our raising $2,500,000 in financing after November 6, 2006, and the remaining amount of such loans become due upon our raising an aggregate of $5,000,000 in financing after November 6, 2006, and prior to May 31, 2007.  Following the first closing of our Debenture and Series D Warrant financing on November 8, 2006, we repaid $100,000 in principal amount of the April 1, 2006, and paid an additional $100,000 to Mr. Trudnak on April 17, 2007 upon the second closing of our Debenture and Series D Warrant financing.  On May 31, 2007, Mr. Trudnak extended the due dates of the remaining loans to May 31, 2008.  Subsequently on May 31, 2008, and May 31, 2009, Mr. Trudnak extended the due dates of such loans, with the current maturity date of May 31, 2010. On June 25, 2008, Mr. Trudnak issued another loan to us for $24,000, with the same terms and conditions as the October 18, 2006 note. As of December 31, 2009 and the date of this report, we owe Mr. Trudnak an aggregate amount of approximately $226,000.  The terms of the above transaction were reviewed and approved by the Company’s audit committee and by our Board of Directors.

Consulting Agreement with BND Software, Principal Owner Sean Kennedy, a Director of the Company

On July 15, 2008, the Company entered into a consulting agreement with BND Software, Inc., a corporation that is owned and controlled by Sean Kennedy, a director of the Company. BND has agreed to provide certain consulting services to the Company including managing the research, development and information systems activities of the Company. The agreement is for a term of one year commencing on May 27, 2008, and expires on May 31, 2009. The agreement shall be extended for a twelve (12) month period upon mutual agreement by both parties. The agreement may be terminated upon 60 days prior written notice by one party to the other party. The agreement also provides for an annual compensation of $216,000. We paid or agreed to pay BND an aggregate of $128,903 during 2008 and $216,000 during 2009, of which $240,000 is accrued and unpaid as of December 31, 2009.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

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

The Audit Committee of the Board of Directors of the Company has appointed the firm of KBL, LLP, to serve as independent auditors of the Company for the fiscal year ending December 31, 2009.  KBL, LLP was first appointed on February 23, 2009 for the fiscal year ending December 31, 2008 audit. The Company’s previous independent auditors, Goodman & Company, L.L.P. was appointed on July, 19, 2005, audited the Company’s financial statements as of December 31, 2005 through 2007, as well as the reaudit of fiscal years ended December 31, 2003 and 2004. Goodman & Company, L.L.P. also reviewed our interim reports for fiscal years ended December 31, 2004 through 2008 and provided tax services for Fiscal years 2005 through 2007. The London office of Moore Stephens International performs an audit of Wise Systems, in accordance with the statutory requirements of the United Kingdom, and also provides related tax services.

For the fiscal years ended December 31, 2009, and 2008, the Company paid (or will pay) the following fees for services rendered during the year or for the audit in respect of those years:

Fee Type	2009	2008

Audit Fees (1)	$ 68,000	$ 115,991
Audit Related Fees (2)	2,757	23,790
Tax Fees (3)	6,500	7,015
All Other Fees (4)	-	-
Total	$ 77,257	$ 146,796

(1) Represents fees for professional services rendered in connection with the audit of the annual financial statements, and review of the quarterly financial statements for each fiscal year. Fiscal 2009 fees include approximately $58,000 for KBL, LLP, and $10,000 for Moore Stephens. For the 2008 Fiscal year, such fees were approximately $40,000 for KBL, LLP, $60,114 for Goodman and Company, L.L.P. and approximately $15,877 for Moore Stephens.

(2) Represents fees for professional services that  principally include due diligence in connection with acquisitions or dispositions, accounting consultantations, and assistance with internal control documentation and information systems audits. The assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements, such as SEC filings. Fiscal year 2009 diclosures reflect fees to KBL, LLP of $0, and $2,757 for Goodman & Company, L.L.P.  The Fiscal 2008 aggregate fees for such audit related services were approximately $0 for KBL, LLP, and $23,790 for Goodman & Company, L.L.P.

(3) Represents fees for tax compliance services.  Fiscal 2009 disclosures represent amounts estimated to be paid to KBL, LLP of $2,500, and to Moore Stephens for Wise Systems of $4,000. Fiscal year 2008 represents fees approximately  $2,500 for KBL, LLP, and $4,515 for Moore Stephens.

(4) Represents fees for professional services other than those described above.  No other such services for Fiscal 2009 and 2008 were approved nor rendered pursuant to the de minimis exception provided in Rule 2-01 (7) (i)(C) of Regulation S-X.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

The financial statements of the Company for the fiscal years covered by this Annual Report are located on page 102 of this Annual Report.

(a) The following financial statements and those financial statement schedules required by Part IV, Item 15 hereof are filed as part of this report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm,

Consolidated Balance Sheets as of December 31, 2009 and 2008,

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2009, and 2008,

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2009, and 2008,

Consolidated Statements of Cash Flows for the years ended December 31, 2009, and 2008,

Notes to Consolidated Financial Statements.

2. Financial Statement Schedules:

The financial statements are set forth under Part IV, Item 15 of this Annual Report on Form 10-K.  Financial statement schedules have been omitted since they are not required, not applicable, or the information is otherwise included.

(b) The following exhibits are filed as part of this Annual Report on Form 10-K:

EXHIBITS

Incorporated by Reference From
Exhibit No.	Exhibit Description	Form	Filing Date	Filed Herewith
2.1	Amended and Restated Agreement and Plan of Reorganization dated effective June 12, 2003, by and among the Company, RJL Marketing Services, Inc., and the shareholders of RJL Marketing Services, Inc.	8-K	06/27/2003
3.1	Certificate of Incorporation	10-KSB	04/15/2004
3.2	Articles of Amendment to Certificate of Incorporation	10-KSB	04/15/2004
3.3	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock.	10-QSB	08/15/2003
3.4	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock.	10-QSB	08/15/2003
3.5	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, dated September 24, 2003.	10-QSB	11/14/2003
3.6	Certificate of Amendment to Certificate of Designation of Preferences and Rights of Series B Convertible Preferred Stock, dated October 27, 2003.	10-QSB	11/14/2003
3.7	Certificate of Amendment to Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock, dated November 24, 2004
3.8	By-Laws	10-KSB	04/15/2004
4.1	Form of Common Stock Certificate	SB-2	03/22/96
10.1	Employment Agreement, dated August 18, 2003, between the Registrant and William J. Donovan.	10-QSB	11/14/2003

10.2	Asset Purchase Agreement, dated October 23, 2003, between the Registrant, Difference Engines Corporation and Certain Stockholders.	10-QSB	11/14/2003
10.3	Amended And Restated 2003 Stock Incentive Plan.	10-KSB	04/15/2004
10.4	Amended Employment Agreement, dated December 10, 2004, between the Registrant and Michael W. Trudnak.	8-K	12/20/2004
10.5	Placement Agreement, dated January 26, 2005 between the Registrant and Berthel Fisher & Company Financial Services, Inc.	8-K	02/02/2005
10.6	Form of Incentive Stock Option Award Agreement.	10-Q	08/12/2005
10.7	Form of Non-Qualified Stock Option Award Agreement.	10-Q	08/12/2005
10.8	Form of Systems Implementation Agreement.	10-Q	11/14/2005
10.9	Employment Agreement, dated December 21, 2005, between the Registrant and Mr. Gregory E. Hare	8-K	01/31/2006
10.10	Loan Agreement, dated April 21, 2006, by and between the Registrant and Mr. Michael W. Trudnak.	8-K/A	5/25/06
10.11	Consulting Agreement, dated January 1, 2006, by and between Registrant and Redwood Consultants LLC.	10-Q	8/11/06
10.12	Agreement, dated July 6, 2006, by and between Registrant and The Research Works, LLC	10-Q	8/11/06
10.13	Reseller Agreement, dated July 25, 2006, by and between Registrant and Logos Imaging, LLC.	10-Q	8/11/06
10.14	Securities Purchase Agreement, dated November 3, 2006, by and among Registrant and Certain purchasers.	8-K	11/8/06
10.15	Form of Series A 10% Senior Convertible Debenture, due November 8, 2008.	8-K	11/8/06
10.16	Form of Registration Rights Agreement by and among Registrant and Certain Purchasers.	8-K	11/8/06
10.17	Form of Series D Common Stock Purchase Warrant Issued to Certain Purchasers.	8-K	11/8/06
10.18	Placement Agent Agreement, dated July 14, 2006, by and between Registrant and Midtown Partners & Co., LLC.	8-K	11/8/06
10.19	Form of Placement Agent’s Warrant issued to Midtown Partners & Co., LLC and its designees	8-K	11/8/06
10.20	Distribution Agreement, dated August 20, 2006, by and between Registrant and MTS Delft.	10-Q	11/14/06
10.21	Distribution Agreement, dated August 20, 2006, by and between Registrant and Calyx (UK) Limited.	10-Q	11/14/06
10.22	Amendment Agreement, dated October 21, 2006, by and between Registrant and Mr. Michael W. Trudnak.	10-Q	11/14/06
10.23	Amendment Agreement, dated November 10, 2006, by and between Registrant and Mr. Michael W. Trudnak.	10-Q	11/14/06
10.24	Collaboration Agreement, dated March 23, 2007, by and between Registrant and Confirma, Inc.	10-Q	5/18/07
10.25	Public and Investor Relations Agreement, dated May 8, 2007, by and between Registrant and Trilogy Capital Partners, Inc.	10-Q	8/17/07
10.26	Software License Agreement, dated June 26, 2007, by and between Registrant and NAST.	10-Q	8/17/07

10.27	Consultant Agreement, dated July 19, 2007, by and between Registrant and Medical Image Informatics.	10-Q	8/17/07
10.28	Securities Purchase Agreement, dated August 6, 2007, by and among Registrant and Certain purchasers.	8-K	8/7/07
10.29	Form of Series F and G Common Stock Purchase Warrant Issued to Certain Purchasers.	8-K	8/7/07
10.30	Form of Non-Qualified Stock Option Award Agreement Issued to Certain Executive Officers Related to Continued Deferral of Salary	10-Q	11/13/07
10.31	Strategic Alliance and Joint Development Agreement, dated October 16, 2007, by and between Registrant and with Control Screening, LLC, d/b/a AutoClear.	10-K	4/16/08
10.32	Marketing License Agreement, dated November 1, 2007, by and between Registrant and EGC Informatics, Inc., d/b/a International Threat Detection Systems (“ITDS”).	10-K	4/16/08
10.33	Consulting Agreement, dated July 19, 2008, by and between Registrant and BND Software.	8-K	7/22/08
10.34	2009 Stock Compensation Plan, amended and effective on July 24, 2009	8-K	8/4/09
10.35	Form of Non-Qualified Stock Option Award Agreement, 2009 Stock Compensation Plan	8-K	6/22/09
10.36	Form of Restricted Stock Award Agreement, 2009 Stock Compensation Plan	8-K	6/22/09
10.37	Form of Restricted Stock Rights Agreement, 2009 Stock Compensation Plan	8-K	6/22/09
10.38	Amended Policy Independent Director Compensation, effective July 1, 2009	8-K	6/25/09
10.39	Form of Independent Director Non-Qualified Stock Option Award Agreement	8-K	6/25/09
10.40	2009 Stock Compensation Plan, amended and effective on July 24, 2009	8-K	8/4/09
10.41	Placement Agent Agreement, dated July 20, 2009, by and between Registrant and Grant Bettingen, Inc.	8-K	8/4/09
10.41	Convertible Promissory Note, six month term	8-K	8/4/09
14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers	10-KSB	4/15/04
21	List of Subsidiaries.			X
23.1	Consent of KBL, LLP			X
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)			X
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)			X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)			X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)			X

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

Signature	Title	Date
/s/ Michael W. Trudnak Michael W. Trudnak	Chairman of the Board, Chief Executive Officer and Secretary, Director (Principal Executive Officer)	April 1, 2010
/s/ William J. Donovan William J. Donovan	President and Chief Operating Officer, Director	April 1, 2010
/s/ Gregory E. Hare Gregory E. Hare	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2010
/s/ Henry A. Grandizio Henry A. Grandizio	Director	April 1, 2010
/s/ Sean W. Kennedy Sean W. Kennedy	Director	April 1, 2010
/s/ Charles T. Nash Charles T. Nash	Director	April 1, 2010

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

TOGETHER WITH THE REPORT OF THE INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Guardian Technologies International, Inc.

Herndon, Virginia

We have audited the accompanying consolidated balance sheets of Guardian Technologies International, Inc. (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guardian Technologies International, Inc. as of December 31, 2009 and 2008, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2009 and 2008 in conformity with U.S. generally accepted accounting principles.

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

/s/ KBL, LLP

New York, NY

March 31, 2010

CONSOLIDATED BALANCE SHEETS

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$ 8,707	$ 80,777
Accounts receivable	11,872	28,200
Prepaid expenses	21,721	102,980
Total current assets	42,300	211,957

Equipment, net	329,657	421,647

Other Assets
Other noncurrent assets	22,244	22,244
Intangible assets, net	352,578	339,100
Total assets	$ 746,779	$ 994,948

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 2,469,674	$ 1,604,368
Other accrued liabilities	3,967,127	2,406,964
Note payable and advances, related parties	226,000	226,000
Convertible notes payable	675,000	60,000
Convertible debentures, less discount	4,702,921	3,950,504
Derivative liabilities - embedded conversion feature of debentures and convertible notes	1,354,051	1,578,970
Deferred revenue	3,808	8,682
Total current liabilities	13,398,581	9,835,488

Common shares subject to repurchase, stated at estimated redemption value; 302,222 shares outstanding at December 31, 2009 and December 31, 2008
	42,311	54,401

Stockholders' Equity (Deficit)
Convertible preferred stock, $0.20 par value; authorized 1,000,000 shares
Shares issued and outstanding at December 31, 2009 - none
Shares issued and outstanding at December 31, 2008 - none	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares
Shares issued and outstanding at December 31, 2009 - 58,992,880
Shares issued and outstanding at December 31, 2008 - 47,074,674	58,993	47,075
Additional paid-in capital	74,087,250	69,365,857
Accumulated comprehensive income	62,481	61,450
Deficit accumulated	(86,902,837)	(78,369,323)
Total stockholders' equity (deficit)	(12,694,113)	(8,894,941)
Total liabilities and stockholders' equity (deficit)	$ 746,779	$ 994,948

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2009	2008

Net revenues	$ 91,504	$ 106,150

Cost of sales	101,915	16,418

Gross profit (loss)	(10,411)	89,732

Selling, general and administrative expense	5,573,173	6,342,355

Operating loss	(5,583,584)	(6,252,623)

Other income (expense)
Interest income	3	418
Interest expense	(2,949,933)	(2,462,997)
Total other income (expense)	(2,949,930)	(2,462,579)

Net loss	$ (8,533,514)	$ (8,715,202)

Net loss per common share:
Basic and diluted	$ (0.16)	$ (0.19)

Weighted average number of common shares used in computing basic and diluted net loss per share
	51,739,274	45,061,552

Other comprehensive income (loss)
Comprehensive income (loss) - beginning of period	$ 61,450	$ 64,827
Cumulative translation adjustments	1,031	(3,377)

Comprehensive income (loss) - end of period	$ 62,481	$ 61,450

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
								Total Accumulated Comprehensive Loss
				Deferred Stock Compensation	Other Comprehensive Income (Loss)		Total Stockholders' Equity (Deficit)
	Common Stock		Additional			Accumulated Deficit
	Shares	Amount	Paid-In Capital
Balance, December 31, 2007	42,223,126	$ 39,286	$ 62,228,291	$ (21,929)	$ 64,827	$ (69,654,121)	$ (7,343,646)	$ (69,589,294)
Remeasurement of stock issued pursuant to consulting agreements	-	-	(31,459)	31,459	-	-	-	-
Proceeds from sale of common stock for cash, net of allocation of proceeds to warrant liabilities	3,978,691	6,916	1,152,419	-	-	-	1,159,335	-
Common stock issued for consulting services	500,000	500	199,500	(200,000)	-	-	0	-
Warrants issued for consulting services	-	-	58,866	(36,666)	-	-	22,200	-
Reset warrants exercise price as inducement for investment	-	-	(403,204)	-	-	-	(403,204)	-
Reclassification of warrants from warrants liability	-	-	4,605,891	-	-	-	4,605,891	-
Employee stock options exercised	30,000	30	14,970	-	-	-	15,000	-
Exercise of common stock purchase warrants	200,000	200	99,800	-	-	-	100,000	-
Conversion of short-term loan	142,857	143	99,857	-	-	-	100,000	-
Gain on remeasurement of common shares subject to repurchase	-	-	123,910	-	-	-	123,910	-
Amortization of consultants deferred stock based compensation	-	-	-	217,724	-	-	217,724	-
Amortization of employee stock options	-	-	1,226,428	-	-	-	1,226,428	-
Foreign currency translation	-	-	-	-	(3,377)	-	(3,377)	(3,377)
Net loss	-	-	-	-	-	(8,715,202)	(8,715,202)	(8,715,202)
Total comprehensive loss	-	-	-	-	-	-	-	(8,718,579)
Balance, December 31, 2008	47,074,674	$ 47,075	$ 69,375,269	$ (9,412)	$ 61,450	$ (78,369,323)	$ (8,894,941)	$ (78,307,873)
Remeasurement of stock issued pursuant to consulting agreements	-	-	(13,454)	13,454	-	-	-	-
Proceeds from sale of common stock for cash, net	5,329,492	5,330	1,553,124	-	-	-	1,558,454	-
Exchange commission for common stock	148,000	148	31,852	-	-	-	32,000	-
Common stock and warrants issued for consulting services	309,329	309	124,191	(124,500)	-	-	-	-
Stock options issued for consulting services	-	-	44,523	(44,523)	-	-	-	-
Fair value of warrants in consideration of short-term note	-	-	5,671	-	-	-	5,671	-
Common stock issued to employees	1,125,000	1,125	235,125	-	-	-	236,250	-
Conversion of interest for common stock	161,210	161	35,320	-	-	-	35,481	-
Conversion of debentures to common stock	4,434,455	4,434	1,108,066	-	-	-	1,112,500	-
Conversion of bridge notes to common stock	410,720	411	109,589	-	-	-	110,000	-
Relative fair value of warrants issued for dilutive issuance of financing	-	-	535,484	-	-	-	535,484	-
Gain remeasurement of common shares subject to repurchase	-	-	12,090	-	-	-	12,090	-
Amortization of consultants deferred stock based compensation	-	-	-	117,518	-	-	117,518	-
Amortization of employee stock options	-	-	977,863	-	-	-	977,863	-
Foreign currency translation	-	-	-	-	1,031	-	1,031	1,031
Net loss	-	-	-	-	-	(8,533,514)	(8,533,514)	(8,533,514)
Total comprehensive loss	-	-	-	-	-	-	-	(8,532,483)
Balance, December 31, 2009	58,992,880	$ 58,993	$ 74,134,713	$ (47,463)	$ 62,481	$ (86,902,837)	$ (12,694,113)	$ (86,840,356)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (8,533,514)	$ (8,715,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	116,749	128,106
Stock-based compensation expense	1,331,631	1,468,752
Amortization of bridge notes and debentures discounts	541,155	999,213
Fair value of warrants issued - derivative instruments	-	91,251
Revaluation of derivative instrument expense (income)	2,571,389	666,278
Gain on settlement of debt	(931,392)	-
Noncash broker compensation expense	32,000	-
Other noncash (stock issued in lieu of interest paid)	35,481	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	16,328	679
Decrease (increase) in other current assets	-	1,864
Decrease (increase) in prepaid expenses	81,411	237,967
Decrease (increase) in other noncurrent assets	-	66,732
Increase (decrease) in accounts payable	864,425	801,198
Increase (decrease) in accrued expenses	1,560,163	1,667,355
Increase (decrease) in deferred revenue	(6,035)	(8,754)
Net cash flows used in operating activities	(2,320,209)	(2,594,561)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(3,573)	(14,195)
Investment in patents	(33,941)	(46,831)
Net cash flows used in investing activities	(37,514)	(61,026)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	1,558,454	2,443,975
Proceeds from exercise of employee stock options	-	15,000
Proceeds from exercise of stock warrants	-	100,000
Proceeds (reduction) from short-term notes payable	725,000	60,000
Proceeds (reduction) from short-term note payable, related party	-	24,000
Net cash flows provided by financing activities	2,283,454	2,642,975

Effect of exchange rate changes on cash and cash equivalents	2,199	(7,747)

Net increase (decrease) in cash and cash equivalents	(72,070)	(20,359)
Cash and cash equivalents at beginning of the year	80,777	101,136

Cash and cash equivalents at end of the year	$ 8,707	$ 80,777

Supplemental disclosure of cash flow information:
Remeasurement of common stock subject to repurchase	$ 12,090	$ 123,910
Interest paid during the period	450	171,069
Conversion of convertible debenture to common stock	1,112,500	-
Reclassification of certain warrants from (to) permanent equity	-	(4,628,091)
Conversion of bridge notes to common stock	110,000	100,000

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION AND GOING CONCERN CONSIDERATIONS

Description of Business

Guardian Technologies International, Inc. was incorporated in the State of Delaware in February 1996. On June 26, 2003, Guardian Technologies International, Inc. was the successor consolidated entity formed by a reverse acquisition by RJL Marketing Services, Inc. (“RJL”) and Guardian Technologies International, Inc., a publicly held company. Guardian Technologies International, Inc. and its subsidiaries are collectively referred to herein as the “Company,” “Guardian,” “us,” “we,” or “our.”

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

In July 2004, the Company acquired Wise Systems Ltd. (“Wise”), a business dedicated to the development of healthcare products for the radiology marketplace in the United Kingdom, and an entrée to the healthcare marketplace for the Company’s intelligent imaging technologies.

Financial Condition, Going Concern Considerations and Events of Default

During the period ended December 31, 2009, the Company’s revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. As discussed below, we are in default under the terms of our outstanding Series A Debentures which became due on November 7, 2008.  We received a notice of default from three holders of the debentures.  The amount due to our debenture holders for interest and principal as of December 31, 2009, was approximately $3,155,142 (of which $2,115,705 represents principal and $1,039,437 in accrued interest and late fees), exclusive of potential default amounts of approximately $2,587,216.  Also, we have outstanding trade and accrued payables of $6,436,801 including accrued salaries due to our employees and management of $3,670,077. Also, our Chief Executive Officer’s net outstanding noninterest-bearing loans were $226,000, and other short-term loans of $675,000.

Our independent registered public accounting firm’s report on the consolidated financial statements included in our annual report on Form 10-K for the years ended December 31, 2009 and 2008, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

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

During the period of June through July 2009, the Company sold to accredited investors an aggregate of 1,100,000 shares of common stock and 1,100,000 Class M Warrants for gross proceeds of $275,000 ($265,750, net of expenses of $9,250). The warrants are exercisable at a price of $0.25 per share and expire sixty (60) months from the date issued.

During the period June through August 2009, at a series of closings, the Company issued six month convertible promissory notes to an aggregate of 12 accredited investors in the aggregate amount of $725,000. The six-month notes accrue interest at a rate of 10% per annum. The notes are convertible, at the holder’s option into shares of common stock at a conversion price of $0.25 per share. If converted, each holder is entitled to receive Class M common stock purchase warrants for the right to purchase an equal number of shares and are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions, and would expire sixty (60) months from the date issued. On November 11, 2009, one note holder converted $50,000 into 200,000 shares of common stock, and 200,000 Class M Warrants. The remaining balance of the convertible notes as of December 31, 2009 is $675,000.  $410,000 became due as of December 31, 2009, of which $50,000 converted for common stock on March 12, 2010, $190,000 matures in January 2010, and $75,000 matures in February 2010. The Company has insufficient funds to pay the notes or the related accrued interest as of their maturity dates, and is therefore in default under the notes.  One note holder has issued a default notice to the Company. The Company is seeking to re-negotiate the terms of the notes, including the extension of their maturity date of the principal and interest. As a condition to any such extension, the note holders may seek to amend or modify certain other terms of the notes. The Company’s failure to pay (i) any principal payment on the due date, or (ii) any interest or other payment required under the terms of the note on the date due and such payment shall not have been made within fifteen (15) days of Company's receipt of the note holder's written notice to the Company of such failure to pay, shall be deemed an event of default. Upon the occurrence or existence of any event of default, and at any time thereafter during the continuance of such event of default, the note holder may declare all outstanding obligations payable by the Company hereunder to be immediately due and payable without presentment, demand, protest or any other notice of any kind, all of which are hereby expressly waived. Upon the occurrence or existence of any event of default, immediately and without notice, all outstanding obligations payable by the Company shall automatically become immediately due and payable, without presentment, demand, protest or any other notice of any kind, all of which are hereby expressly waived. In addition to the foregoing remedies, upon the occurrence or existence of any event of default, the note holder may exercise any other right, power or remedy granted to it by the note or otherwise permitted to it by law, either by suit in equity or by action at law, or both.

On August 11, 2009, we engaged the same placement agent used for our 2008 Private Placement to act as placement agent on a “best efforts” basis with regard to the sale of up to 250 units of our securities, each unit consisting of 80,000 shares of our common stock and 80,000 common stock purchase warrants, for a purchase price of $20,000 per unit, or gross proceeds of up to $5,000,000 (the “2009 Private Placement”).  Such securities will not be or have not been registered under the Securities Act and may not be offered or sold in the United States absent registration, or an applicable exemption from registration requirements. At a series of closings held during the offering period, the Company sold an aggregate of 25.625 units of securities, issued an aggregate of 2,050,000 shares of common stock and 2,050,000 Class N Warrants for gross proceeds of $512,500 (or $470,927, net of commission and other expenses of $41,573). The Class N Warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance. The placement agent for the offering acted on a best efforts basis pursuant to the terms of a placement agreement with the Company.  In connection with the sale of the units, the placement agent received 100,000 shares of our common stock upon the execution of the placement agreement, and sales commission of 8% of the gross proceeds of the placement, or total sales commissions of $41,000 and an expense reimbursement of $573.  Also, the Company issued to the placement agent, placement agent’s warrants to purchase an aggregate of 205,000 shares of common stock equal to 10% of the number of shares sold in the offering (but excluding the shares underlying the warrants issued to investors), each warrant exercisable at a price of $0.275 per share for a period of five years from the date of issuance.

As of December 31, 2009, we had a cash balance of $8,707. Subsequently and through March 31, 2010, we received $230,000 ($217,400 net of commissions and expenses in the amount of $12,600) from the issuance and sale of common stock and warrants in a private placement.  Management believes these funds to be insufficient to fund our operations, absent any cash flow from operations or funds from a “best efforts” private offering of our securities through a registered broker-dealer that will act as placement agent in the offering.  We are currently spending or incurring expenses of approximately $345,000 per month on operations and the continued research and development of our 3i technologies and products.  Management believes that we will require approximately an additional $4,140,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. This assumes that holders of our outstanding debentures and convertible notes convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures and convertible notes, the debenture and convertible note holders do not convert such debt or require payment of the interest and principal, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures (excludes convertible notes), we may be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

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

Our outstanding Series A convertible debentures became due on November 7, 2008.  During the twelve months ended December 31, 2009, our debenture holders converted an aggregate of $1,112,500 in principal amount, and $24,880 of accrued interest and late fees into an aggregate of 4,557,378 shares of our common stock.  As of December 31, 2009, $2,117,705 in principal amount and $1,039,437 of unpaid interest and late fee was outstanding under the debentures.  We received a notice from three holders of our debentures advising us that the debentures were due November 7, 2008, including payment of all accrued and unpaid interest, and that failure to pay the debentures in full, including certain late fees, constitutes an event of default under the debentures and that failure to remit payment of the debentures and all late fees may result in enforcement of their rights and remedies under the debentures and applicable law. As of the date of this report, except as noted below, the holders have not sought to enforce their rights under the debentures. We have and may in the future seek to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with our debenture holders with regard to any such repayment, repurchase or extension.  The Company’s ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.

We did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008, October 1, 2008, January 1, 2009, April 1, 2009, July 1, 2009, October 1, 2009, and January 1, 2010, which may be deemed to be events of default under the debentures.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after we become aware of such default, will be deemed an event of default. The Company has not maintained the registration of the shares underlying the debentures and Series D Warrants to permit the reoffer and resale of such shares as required under the terms of our agreements with the holders of the debentures which also may be deemed an event of default under the Debentures.

If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  In the event the debenture holders make such a demand, the Company currently has insufficient funds to meet such demand. As of the date of this report, three debenture holders have sent notices of default under such debenture, and we may be considered in default by other debenture holders. In anticipation of such election by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default amount at approximately $645,641 as of December 31,

2007, and remeasured the default amount at approximately $722,299 as of December 31, 2008.  As of December 31, 2009, the default amount was remeasured at approximately $2,587,216, which is reflected in the carrying value of the debentures.  This default amount was recognized as interest expense in Fiscal 2007 of approximately $645,641, an additional $76,658 during Fiscal 2008, and $1,864,917 during the Fiscal 2009.

During Fiscal 2009, our total stockholders’ deficit increased by $3,799,172 to $12,694,113, and our consolidated net loss was $8,533,514 for the twelve months ended December 31, 2009. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, the Company’s insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

Basis of Presentation

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with United States (U.S.) generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities.  Actual results could differ from those estimates and assumptions.

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

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Guardian Technologies International, Inc. and its subsidiaries, RJL Marketing Services, Applied Visual Sciences, Inc., Guardian Healthcare Systems UK, Ltd., and Wise Systems Ltd., in which it has the controlling interest.  Subsidiaries acquired are consolidated from the date of acquisition.  All significant intercompany balances and transactions have been eliminated.

Fair Value of Financial Instruments – The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and embedded conversion features and detachable warrants approximates fair value based on the liquidity of these financial instruments and their short-term nature.

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

Cash Equivalents – Cash and cash equivalents are stated at cost, which approximates fair value, and consists of interest and noninterest bearing accounts at a bank.  Balances may periodically exceed federal insurance limits.  The Company does not consider this to be a significant risk.  The Company considers all highly liquid debt instruments with initial maturities of 90 days or less to be cash equivalents.

Accounts Receivable – Accounts receivable are customer obligations due under normal trade terms and is stated net of the allowance for doubtful accounts.  The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible.  The outstanding allowance for doubtful accounts as of December 31, 2009 and 2008 was $0 and $26,925, respectively.

Customer Concentration Risks – Approximately 100% of the Company’s revenue for the year ended December 31, 2009 was comprised of two customers, each representing greater than 45% of the Company’s total revenue. These represent major customers. The Company does not consider this risk to be material.

Straight Line Lease – For consolidated financial statement purposes, rent expense is recorded on a straight-line basis over the term of the lease term. The difference between the rent expense incurred and the amount paid is recorded as deferred rent and is being amortized over the term of the lease.

Property and Equipment – Property and equipment are carried at cost less accumulated depreciation and amortization.  For financial statement purposes, depreciation and amortization is provided on the straight-line method over the estimated useful live of the asset ranging from 3 to 10 years.

	December 31
Asset (Useful Life)	2009	2008

Computer equipment (3 - 5 years)	$ 330,094	$ 317,883
Software (3 years)	84,224	84,224
Furniture and fixtures (7 - 10 years)	488,239	488,239
Equipment (7 - 10 years)	34,265	34,265
	936,822	924,611
Less accumulated depreciation and amortization	607,165	502,964
	$ 329,657	$ 421,647

Depreciation and amortization for property and equipment was $96,286 and $109,663 in fiscal 2009, and 2008 respectively, and is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Intangible Assets – Intangible assets consist of acquired software and patents.  The acquired software is being amortized using the straight-line method over 5 years.  Patent acquisition costs pertaining to PinPoint™ have been capitalized and are being amortized over the 20-year legal life of the patents.  The Company evaluates the periods of amortization continually to determine whether later events or circumstances require revised estimates of useful lives.  Amortization expense for intangible assets was $20,464 and $18,444 in fiscal 2009 and 2008, respectively, and is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Excess of Purchase Price over Net Assets Acquired (Goodwill) – The Company follows the provisions of ASC 805-10, “Business Combinations” and ASC 350-10, “Goodwill and Other Intangible Assets.” These statements establish financial accounting and reporting standards for acquired goodwill.  Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements.  Effective January 1, 2002, with the adoption of ASC 350-10, goodwill must be evaluated for impairment and is no longer amortized.  Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired.  To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets.  Based on a net realizable value analysis as of June 30,

2007, goodwill from the acquisition of Wise Systems Ltd. was determined to be fully impaired.  Therefore, there was no amortization expense of goodwill during fiscal 2009 and 2008.

Impairment of Excess Purchase Price over Net Assets Acquired – The Company follows the provisions of ASC 350-10 “Goodwill and Other Intangible Assets” for the impairment of goodwill.  The Company determines impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill.  Impairment is tested annually or whenever indicators of impairment arise.  Based on a net realizable value analysis as of June 30, 2007, it was determined that the asset was fully impaired and the Company took a $126,875 write-off for the impairment of goodwill.

Impairment of Long-Lived Assets – The Company evaluates the carrying value of long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying value of an asset within the scope of ASC 360-10, “Accounting of the Impairment or Disposal of Long-Lived Assets” may not be recoverable.  The Company’s assessment for impairment of assets involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition.  An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, and considers year-end the date for its annual impairment testing.

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

Comprehensive Loss – The Company adopted ASC 220-10, “Reporting Comprehensive Income,” (“ASC 220-10”). ASC 220-10 requires the reporting of comprehensive income in addition to net income from operations. The comprehensive loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  Comprehensive loss is comprised of net loss and foreign currency translation adjustments.

Revenue Recognition - Revenues are derived primarily from the research activities, and sublicensing and licensing of computer software, installations, training, consulting, software maintenance and sales of PACS, RIS and RIS/PACS solutions. Inherent in the revenue recognition process are significant management estimates and judgments, which influence the timing and amount of revenue recognized.

For software arrangements, the Company recognizes revenue according to ASC 985-605, “Software Revenue Recognition,” and related amendments. ASC 985-605 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. Revenue from multiple-element software arrangements is recognized using the residual method. Under the residual method, revenue is recognized in a multiple element arrangement when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. The Company allocated revenue to each undelivered element in a multiple element arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately.  Specifically, the Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance offered to customers, which is stated in the contract, and fair value of the installation based upon the price charged when those services are sold separately. If evidence of the fair value cannot be established for undelivered elements of a software sale, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or vendor-specific objective evidence of fair value can be established.

Revenue from sublicenses sold on an individual basis and computer software licenses are recognized upon shipment, provided that evidence of an arrangement exists, delivery has occurred and risk of loss has passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured.  Revenue from software usage sublicenses sold through annual contracts and software maintenance is deferred and recognized ratably over the contract period. Revenue from installation, training, and consulting services is recognized as services are performed. Revenue from research activities, if a fixed price contract, is based on the percentage of completion method.

Cost of goods sold incorporates direct costs of raw materials, consumables, staff costs associated with installation and training services, and the amortization of the intangible assets (developed software) related to products sold.

Research and Development – The Company accounts for its software and solutions research and development costs in accordance with ASC 985-20, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.”  During the years ended December 31, 2009, and 2008, the Company expensed $489,591 and $378,586, respectively for such costs.  No amounts were capitalized in these years.

Loss per Common Share - Basic net loss per share is calculated using the weighted-average number of shares of common stock outstanding, including restricted shares of common stock.  The effect of common stock equivalents is not considered as it would be anti-dilutive.

Use of Estimates – The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements.  Changes in these estimates and assumptions may have a material impact on the consolidated financial statements.  Certain estimates and assumptions are particularly sensitive to change in the near term, and include estimates of net realizable value for long-lived and intangible assets, the valuation allowance for deferred tax assets and the assumptions used for measuring stock-based payments and derivative liabilities.

Income Taxes – The Company accounts for income taxes under the liability method.  Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce tax assets to the amounts more likely than not to be realized.

Uncertainty in Income Taxes – In June 2006, ASC 740-10 was established regarding the uncertainty in income taxes.  ASC 740-10 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with accounting for income taxes. ASC 740-10 also prescribes a two-step evaluation process for tax positions.  The first step is recognition and the second step is measurement.  For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold, it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized.  If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of the position is not recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold, at the effective date of ASC 740-10, may be recognized or, continued to be recognized, upon adoption of ASC 740-10.  The cumulative effect of applying the provision of ASC 740-10 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  ASC 740-10 applies to fiscal years beginning after December 15, 2006 with earlier adoption permitted.  The Company has determined that as of December 31, 2009, no additional accrual for income taxes is necessary.

Segment Information – ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements.  It also establishes standards for related disclosures about products and services, geographic areas, and major customers.  The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.  The Company’s chief operating decision-maker is considered to be the Company’s chief executive officer (“CEO”).  The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions for purposes of making operating decisions and assessing financial performance.  The entity level financial information is identical to the information presented in the accompanying consolidated statements of operations.

The Company has two distinct groups of products and services - Security (PinPoint™) and Healthcare (Signature Mapping™), and operates in two independent markets. The Company has determined that as of the balance sheet date, it operates as a single operating unit since the two products make up a slight revenue stream to the Company.  Revenue during Fiscal 2009 of $91,504 was from our security product and services, and in Fiscal 2008 of $106,150 was from our FlowPoint Radiology Information System (“RIS”) and Picture Archiving & Communication System (“PACS”) product.

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

The Company operates in North and South America, and Europe.  In general, revenues are attributed to the country in which the contract originates. Fiscal 2009 revenue of $91,504 was from research activities. Fiscal 2008 revenue of $106,150 was for the FlowPoint™ Radiology Information System (“RIS”) and Picture Archiving & Communication System (“PACS”) products.

	Year Ended December 31
	2009	2008
Net revenues:
The Americas:
Software licenses	$ -	$ -
Resesarch funding	91,504	-
Maintenance and support	-	49,440
The Americas	91,504	49,440

United Kingdom:
Software licenses	-	-
Research funding	-	-
Maintenance and support	-	56,710
United Kingdom	-	56,710
Total net revenues	$ 91,504	$ 106,150

Cost of sales:
The Americas:
Software licenses	$ -	$ -
Research funding	101,915	-
Maintenance and support	-	14,619
The Americas	101,915	14,619

United Kingdom:
Software licenses	-	-
Research funding	-	-
Maintenance and support	-	1,799
United Kingdom	-	1,799
Total cost of sales	$ 101,915	$ 16,418

Operating (loss):
The Americas:
Software licenses	$ (5,508,609)	$ (6,145,765)
Research funding	(39,253)	-
Maintenance and support	-	(65,179)
The Americas	(5,547,862)	(6,210,944)

United Kingdom:
Software licenses	-	-
Research funding	-	-
Maintenance and support	(35,722)	(41,679)
United Kingdom	(35,722)	(41,679)
Total operating (loss)	(5,583,584)	(6,252,623)
Interest income/(expense), net	(2,949,930)	(2,462,579)
Total net (loss)	$ (8,533,514)	$ (8,715,202)

Depreciation and amortization:
The Americas:
Software licenses	$ 115,126	$ 123,223
Research funding	-	-
Maintenance and support	-	-
The Americas	115,126	123,223

United Kingdom:
Software licenses	-	-
Research funding	-	-
Maintenance and support	1,623	4,884
United Kingdom	1,623	4,884
Total depreciation and amortization	$ 116,749	$ 128,107

Total assets:
The Americas	$ 737,545	$ 972,990
United Kingdom	9,234	21,958
Total	$ 746,779	$ 994,948

Long-lived assets, net:
The Americas	$ 675,629	$ 753,242
United Kingdom	6,606	7,505
Total	$ 682,235	$ 760,747

Long-lived assets, net: consists of software, goodwill, patents, property and equipment, and other noncurrent assets.

Stock-Based Compensation – On January 1, 2006, the Company adopted the provisions of ASC 718-10, which requires recognition of stock-based compensation expense for all share-based payments based on fair value. Prior to January 1, 2006, the Company measured compensation expense for its employee stock based compensation plans using the intrinsic value method. Under ASC 718-10, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.  The Company applied the disclosure provisions of ASC 718-10 as if the fair value-based method had been applied in measuring compensation expense for those years.  ASC 718-10 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation expense for its employee stock-based awards had been determined in accordance with the fair value method prescribed therein.

ASC 718-10, “Share-Based Payment” defines fair value-based methods of accounting for stock options and other equity instruments.  The Company has adopted the method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.  ASC 505-50, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services” (“ASC 505-50”), establishes the measurement principles for transactions in which equity instruments are issued in exchange for the receipt of goods or services.  The Company has relied upon the guidance provided under ASC 505-50 to determine the measurement date and the fair value re-measurement principles to be applied.  Based on these findings, the Company determined that the unamortized portion of the stock compensation should be re-measured on each interim reporting date and proportionately amortized to stock-based compensation expense for the succeeding interim reporting period until goods are received or services are performed. The Company recognizes compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are not transferable.  The following weighted-average assumptions were used for the years ended December 31, 2009 and 2008:

Black-Scholes Model Assumptions	2009	2008

Risk-free interest rate (1)	1.25%	3.0%
Expected volatility (2)	122.6%	102.5%
Dividend yield (3)	0.0%	0.0%
Expected life (4)	6.5 years	6.5 years

(1)	The risk-free interest rate is based on US Treasury debt securities with maturities similar to the expected term of the option.
(2)	Expected volatility is based on historical volatility of the Company*s stock factoring in daily share price observations.
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

Recent Issued Accounting Pronouncements

In January 2010, the Company adopted FASB ASU No. 2010-06, “Fair Value Measurement and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company does not believe this standard will impact their financial statements.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, “Fair Value Measurement and Disclosures (Topic 820)” (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, “Fair Value Measurements and Disclosures – Overall”, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In May 2009, ASC 855, “Subsequent Events” (“ASC 855”) was issued. ASC 855 requires the Company to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. ASC 855 is effective for financial periods ending after June 15, 2009. The Company adopted ASC 855 beginning with their interim report dated June 30, 2009. The Company has evaluated subsequent events through March 31, 2010, the date the financial statements were issued.

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

In June 2008, ASC 470-20-65, “Transition Guidance for Conforming Changes to Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“ASC 470-20-65”) was issued. ASC470-20-65 is effective for years ending after December 15, 2008. The overall objective of ASC 470-20-65 is to provide for consistency in application of the accounting for convertible securities. The Company has computed and recorded a beneficial conversion feature in connection with certain of its prior financing arrangements and does not believe that ASC 470-20-65 has a material effect on that accounting.

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

In February 2007, ASC 825-10 “The Fair Value Option for Financial Assets and Financial Liabilities” (“ASC 825-10”), was issued which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of ASC 825-10, effective for the fiscal year ended December 31, 2008, did not have a material impact on the Company’s consolidated financial condition or results of operations.

In September 2006, ASC 820, "Fair Value Measurements" ("ASC 820") was issued to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). ASC 820 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). ASC 820 becomes effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of ASC 820, effective for the fiscal year ended December 31, 2008, did not have a material impact on the Company’s consolidated financial condition or results of operations.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

NOTE 3.  OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	December 31
Classification	2009	2008

Accrued salaries and related	$ 3,198,999	$ 1,653,875
Deferred salaries	570,452	570,452
Deferred rent	9,132	34,140
Accrued interest	188,544	148,497
	$ 3,967,127	$ 2,406,964

NOTE 4.  FINANCING ARRANGEMENTS

During the period June through August 2009, at a series of closings, the Company issued six-month convertible promissory notes to an aggregate of 12 accredited investors for an aggregate amount of $725,000, of which one note holder converted $50,000 into 200,000 shares of common stock, and 200,000 Class M Warrants.  Therefore, the remaining balance of the convertible notes at December 31, 2009 is $675,000. $410,000 became due as of December 31, 2009, of which $50,000 converted for common stock on March 12, 2010. One note holder has issued a default notice to the Company.  The six-month notes accrue interest at a rate of 10% per annum. The notes are convertible, at the holder’s option into shares of common stock at a conversion price of $0.25 per share.  If converted, each holder is entitled to receive common stock purchase warrants for the right to purchase an equal number of shares exercisable at a price of $0.25 per share and would expire sixty (60) months from the date issued.

On May 14, 2008, the Company issued a promissory note in the principal amount of $60,000. The note bears interest at 10% per annum and is repayable in full upon receipt of proceeds from a future financing. The future financing is expected to include units, with a minimum investment of $100,000, with each unit including: (1) 142,857 common shares priced at $0.70 per common share and (2) 214,285 Class H Common Stock Purchase Warrants. Each warrant is convertible into one common share. As the Company did not close on the expected financings, the note was extended on June 9, 2008, and again on August 31, 2008, with the revised expiration date of July 1, 2009. On October 5, 2009, the Company agreed to convert the promissory note, and related accrued and unpaid interest, for an aggregate of 240,000 shares of common stock, and 240,000 common stock purchase warrants. The Warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance.

On December 11, 2007, the Company issued a promissory note in the principal amount of $100,000 and warrants to purchase 10,000 shares of our common stock. The warrants are exercisable during the sixty (60) month period commencing on the date of issuance at a price of $0.70 per share. The proceeds of the sale of the note were used by the Company for working capital purposes. At the time, the Company could not ascertain whether sufficient authorized shares exist to settle the contract, the warrants were classified as a liability. The initial fair value of the warrants on the date of issuance was $4,580. The fair value of the warrants decreased $980 from the date of issuance to the balance sheet date, resulting in the fair value as of December 31, 2007 of $3,600. On May 20, 2008, the Company was able to determine that sufficient shares existed to share-settle the contract, and therefore, reclassified the fair value of the warrants to permanent equity on that date. The note bears interest at 10% per annum and is repayable in full upon receipt of proceeds from a future financing.  In addition, the noteholder had the right, up to and through January 15, 2008, or any extension that may be granted, to convert the principal portion of the repayment into a unit on the same terms as provided other investors in a pending financing transaction.  On March 5, 2008, the noteholder elected to convert the note for; (1) 142,857 common shares priced at $0.70 per common share, and (2) 214,285 Class H Common Stock Purchase Warrants. Each warrant is convertible into one common share. The warrants expire 60 months following the issue date, and have a conditional redemption price of $.001, when the stock price equals or exceeds $5.00 per share. Upon conversion, common stock was increased by approximately $143 for the par value of the shares and $99,857 to paid-in capital.

Under a securities purchase agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock. The Company issued an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants at a first closing held on November 8, 2006 and, due to the reset conversion feature embedded in the notes and the warrant, the transaction was recognized as a liability under generally accepted accounting principles.  The Company also issued an aggregate of 623,520 common stock purchase warrants to the placement agent in such financing which were upon terms substantially similar to the Series D Warrants. Due to milestone-related adjustments, the initial exercise price of $1.15634 may be reset and the maximum number of shares to be issued under the debentures was indeterminable as of December 31, 2007. The Company issued an additional $2,575,000 in principal amount of the Series A Debentures at a second closing held on April 12, 2007, following the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants. The Company allocated proceeds from the second closing to the embedded conversion features of the Series A Debentures and Series D Warrants that were recognizable as a liability under generally accepted accounting principles. One-half of the Series D Warrants became exercisable on November 8, 2006 (2,226,854 warrants), and the remaining one-half became exercisable on April 12, 2007 (2,226,855 warrants). The Series D Warrants and the placement agent’s warrants issued as compensation in the offering to Midtown Partners & Co., LLC, may be exercised via a cashless exercise if certain conditions are met. The Company considered ASC 815-40, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and concluded that there were insufficient shares to share settle the contracts. The Series D Warrants that became exercisable at the first closing will expire on November 8, 2011, and those related to the second closing will expire in April 12, 2012. On April 1, 2007, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants issued as compensation to Midtown Partners & Co., LLC, were reset to a price $0.7453 per share, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008. As a result of the June 2009 financing in which the Company issued shares of common stock and warrants, the conversion price of our debentures and the exercise price of the Series D Warrants was adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the Series D Warrants (including the warrants the Company issued to the placement agent in the financing) would be increased by an aggregate of 2,281,109 Series D warrants. Our outstanding Series A convertible debentures became due on November 7, 2008. As of December 31, 2009, an aggregate of $3,034,295 in principal amount of the Series A Debentures have been converted into 7,020,037 shares of common stock, and an aggregate of 864,798 Series D Warrants have been exercised resulting in the issuance of 864,798 shares of common stock. Accordingly, as of December 31, 2009, an aggregate of $2,115,705 of principal amount of the debentures remain unconverted, and 5,870,020 Series D Warrants remain unexercised.

As of the date of the filing of this Report, 14,649,979 warrants (excluding the warrants exercisable by the debenture holders) may be exercised pursuant to the cashless exercise provisions of such warrants, which may be subsequently resold under the provisions of Rule

144 under the Securities Act.  Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.

The Company’s outstanding Series A convertible debentures became due on November 7, 2008.  During the twelve months ended December 31, 2009, our debenture holders converted an aggregate of $1,112,500 in principal amount, and $24,880 of accrued interest and late fees into an aggregate of 4,557,378 shares of our common stock.  As of December 31, 2009, $2,117,705 in principal amount and $1,039,437 of unpaid interest and late fee was outstanding under the debentures.  The Company received a notice from three holders of our debentures advising us that the debentures were due November 7, 2008, including payment of all accrued and unpaid interest, and that failure to pay the debentures in full, including certain late fees, constitutes an event of default under the debentures and that failure to remit payment of the debentures and all late fees may result in enforcement of their rights and remedies under the debentures and applicable law. As of the date of this report, except as noted below, the holders have not sought to enforce their rights under the debentures. The Company has and may in the future seek to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although the Company has not reached any agreement with our debenture holders with regard to any such repayment, repurchase or extension.  The Company’s ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.

The Company did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008, October 1, 2008, January 1, 2009, April 1, 2009, July 1, 2009, October 1, 2009, and January 1, 2010, which may be deemed to be events of default under the debentures.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after we become aware of such default, will be deemed an event of default. The Company has not maintained the registration of the shares underlying the debentures and Series D Warrants to permit the reoffer and resale of such shares as required under the terms of our agreements with the holders of the debentures which also may be deemed an event of default under the Debentures.

If an event of default occurs under the debentures, the debenture holders may elect to require the Company to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and the Company may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  In the event the debenture holders make such a demand, the Company currently has insufficient funds to meet such demand. As of the date of this report, three debenture holders have sent notices of default under such debenture, and the Company may be considered in default by other debenture holders. In anticipation of such election by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, the Company measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $722,299 as of December 31, 2008.  As of December 31, 2009, the default amount was remeasured at approximately $2,587,216, which is reflected in the carrying value of the debentures.  This default amount was recognized as interest expense in Fiscal 2007 of approximately $645,641, an additional $76,658 during Fiscal 2008, and $1,864,917 during the Fiscal 2009.

Absent the default provisions, the Debentures bear interest at the rate of 10% per annum due on the first day of each calendar quarter, upon conversion or redemption of the Debentures as to the principal amount converted or redeemed, or on the maturity date of the Debentures.  However, upon the occurrence of an event of default the debentures bear interest at the default rate discussed above. The Company may elect to pay interest due under the Debentures in cash or registered shares of our common stock. If the Company elects to pay the interest due in shares of our common stock, the number of shares to be issued in payment of interest is determined on the basis of 85% of the lesser of the daily volume weighted average price of the Company’s common stock as reported by Bloomberg LP (“VWAP”) for the five trading days ending on the date that is immediately prior to (a) date the interest is due or (b) the date such shares are issued and delivered to the holder. The Company may pay interest in shares of the Company’s common stock only if the equity conditions, described below, have been met during the 20 consecutive trading days prior to the date the interest is due and through the date the shares are issued.

The Company may redeem some or all of the Debentures at any time after the effective date of the registration statement covering the shares to be issued upon conversion or exercise of the Debentures or Series D Warrants, if for 20 consecutive trading days the closing price of the Company’s common stock exceeds $1.7345 (a “redemption measurement period”). Upon a redemption, the Company is required to pay to the holder an amount equal to 110% of the principal amount redeemed as well as any accrued but unpaid interest and liquidated damages. If the Company decides to redeem a Debenture, the Company is required to provide notice to a holder within one trading day of the end of the redemption measurement period and to redeem the Debenture 20 trading days after the date the Company delivers the notice. The Company may only redeem the Debentures if the equity conditions, described below, have been met on each trading day from the date of the notice to the date the Company redeems the Debentures, and the trading volume requirement is met during the redemption measurement period through the date the Company redeems the shares. Before a holder receives payment for the redemption from the Company, the holder may voluntarily convert the Debenture at the then current conversion price.

As discussed above, the payment of interest in shares of the Company’s stock, the redemption of the Debentures and the occurrence of certain other events, are subject to a requirement that certain equity conditions (“equity conditions”) have been met, as follows: (i) the registration statement covering the resale of the shares underlying the Debentures and Series D Warrants is effective permitting a holder to utilize the registration statement to resell its shares, (ii) the Company has honored all conversions and redemptions of a Debenture by the holder, (iii) the Company has paid all liquidated damages and other amounts due to the holder, (iv) the Company’s stock is traded on the OTC Bulletin Board or other securities exchange and all of the shares upon conversion or exercise of the Debentures and Series D Warrants are listed for trading, (v) the Company has sufficient authorized but unreserved shares of the Company’s common stock to cover the issuance of the shares upon conversion or exercise of the Debentures and Series D Warrants, (vi) there is no event of default under the Debentures, (vii) the issuance of the shares would not violate a holder’s 4.99% or 9.99% ownership restriction cap, (viii) the Company has not made a public announcement of a pending merger, sale of all of the Company’s assets or similar transaction or a transaction in which a greater than 50% change in control of the Company may occur and the transaction has not been consummated, (ix) the holder is not in possession of material public information regarding the Company, and (x) the daily trading volume of the Company’s shares for 20 consecutive trading days prior to the applicable date exceeds 100,000 shares.

The Debentures contain a limitation on the amount of Debenture that may be converted at any one time in the event the holder owns beneficially more than 4.99% of the Company’s common stock without regard to the number of shares underlying the unconverted portion of the Debenture. This limitation may be waived upon 61 days’ notice to the Company by the holder of the Debenture permitting the holder to change such limitation to 9.99%.

The Company has agreed to compensate a holder of a Debenture in the event the Company’s transfer agent fails to deliver shares upon conversion of the Debentures within three trading days of the date of conversion, and the holder’s broker is required to purchase shares of the Company’s common stock in satisfaction of a sale by a holder.

An event of default may occur under the Debentures if (a) the Company defaults in the payment of interest, liquidated damages or principal, (b) the Company fails to materially observe or perform a covenant or agreement in the Debentures, (c) a default or event of default occurs under any other transaction document related to the financing or in any other material agreement to which the Company is a party that results in a material adverse effect on the Company, (d) any representation or warrant the Company made to investors in the transaction documents related to the financing is materially untrue or incorrect, (e) a bankruptcy event occurs with regard to the Company, (f) the Company defaults on any other loan, mortgage, or credit arrangement that involves an amount greater than $150,000 and results in the obligation becoming declared due prior to the due date, (g) the Company’s common stock is not eligible for quotation on the OTC Bulletin Board or other exchange on which the Company’s shares are traded, (h) a transaction occurs in which the control of the Company changes, the Company effects a merger or consolidation, the Company sells substantially all of the assets, a tender offer is made for the Company’s shares, the Company reclassify their shares or a compulsory share exchange, or the Company agrees to sell more than 33% of the assets, unless the Company receives the consent of holders of 67% of then outstanding principal of the Company’s Debentures, (i) the registration statement has not been declared effective within 240 days of the first closing, (j) the registration statement lapses for more than 20 consecutive trading days or more than 40 trading days in a 12 month period, or 60 consecutive trading days and 90 non-consecutive trading days in the event of a material merger or acquisition, (k) the Company fails to deliver certificates for shares to be issued on conversion within seven trading days, (l) the Company has a judgment against them for more than $150,000.

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

The Series D Warrants are exercisable at the same price as the conversion price of the debentures outlined above.  If certain milestones are not met, the conversion price of the Debentures and exercise price of the Series D Warrants may be and were re-set.  Also, the exercise price may be adjusted under anti-dilution and other price re-set provisions contained in the Series D Warrants.  One-half of the Series D Warrants became exercisable on the date of the first closing on November 8, 2006, and the remaining one-half of the Series D Warrants became exercisable on the date of the second closing on April 12, 2007. The original conversion price was $1.1563 per share, but has been reset to $0.4089 effective May 20, 2008 (the final milestone reset provision).  As a result of the June 2009 financing, in which the Company issued shares of common stock and warrants, the exercise price of the Series D Warrants was adjusted under the anti-

dilution provisions of such instruments to a price of $0.25 per share and the number of shares underlying the Series D Warrants (including the warrants the Company issued to the placement agent in the financing) would be increased to an aggregate of 6,889,848 shares.

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

On April 28, 2008, the Company filed a new Form S-1 Registration Statement with the Securities and Exchange Commission (“SEC”), to register additional shares for resale by certain holders (“Registered Shares”) of the Series A Convertible Debentures and Series D Warrants upon conversion or exercise thereof at a lower conversion price due to the reset provisions of the agreements, and to carry forward in such registration statement certain unsold shares from our Form S-1 Registration Statement that became effective April 9, 2007 (Registration Statement), in a combined prospectus under applicable SEC Rules. On June 5, 2008, The Company filed a Post-Effective Amendment No. 1 to the Registration Statement (“Post-Effective Amendment No. 1”) to de-register 1,157,971 shares of Common Stock issuable in lieu of interest accrued through December 22, 2006, which became effective on June 6, 2008.  On July 25, 2008, the Company filed a Post-Effective Amendment No. 2 to the Registration Statement (“Post-Effective Amendment No. 2”) to de-register an aggregate of an additional 4,208,495 of the Registered Shares. This amount includes: (i) an aggregate of 2,465,460 Registered Shares previously registered under the Registration Statement for resale by certain of the holders of the Company’s Series A 10% Senior Convertible Debentures (the “Debentures”) upon conversion thereof; and (ii) an aggregate of 1,743,035 Registered Shares previously registered under the Registration Statement that represent additional shares registered under the Registration Statement for resale by certain of the holders of the Debentures and Series D Common Stock Purchase Warrants upon conversion or exercise thereof, which was approved by the SEC on August 6, 2008. On August 15, 2008, the Company filed a Post-Effective Amendment No. 3 to the Registration Statement to de-register the remaining unsold shares under the Registration Statement, which became effective August 13, 2008. Effective August 15, 2008, and in view of the Company’s then-current financing requirements, the Company withdrew from registration under the Securities Act the April 28, 2008 Form S-1 Registration Statement covering the shares underlying the debentures and warrants issued to debenture holders.

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

We were prohibited from effecting a reverse or forward stock split or reclassification of our common stock except as may be required to comply with the listing standards of any national securities exchange. Moreover, for one year after April 9, 2007 (the effective date of the registration statement), we agreed to exchange the securities issued in the offering for securities issued in a subsequent offering, except for shares issued in an exempt issuance or an underwritten public offering. No such exchanges have occurred through the date of this report.

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

Proceeds of the two offerings were used for the purpose of hiring new personnel, research and development, registration expenses, repaying $200,000 in loans made to us by Mr. Michael W. Trudnak, our Chairman and CEO, and for general working capital purposes.  In connection with the transaction, Mr. Trudnak agreed to amend certain loan agreements with us pursuant to which he had previously loaned to us an aggregate of $402,000. Mr. Trudnak agreed to extend the date the principal amount is due under such loans until May 31, 2007; however, $100,000 of the principal amount of Mr. Trudnak’s April 21, 2006 loan was due upon our raising $2,500,000 from the closing on sale of our securities after November 6, 2006, and was paid immediately $100,000 following the first closing of the financing, and an additional $100,000 was to be paid immediately following the second closing of the financing, and the remaining balance of $202,000 would be paid upon our raising an aggregate of $5,000,000 from the closing on sale of our securities after November 6, 2006. As of the date of this report, the anticipated payments of $100,000 and $202,000 have not been made, Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008 for total outstanding notes of $226,000, and the notes were extended to May 31, 2010.

NOTE 5.  FAIR VALUE MEASUREMENT

The Company determines the fair value of its derivatives that are classified as liabilities, on a recurring basis using significant unobservable inputs.  The fair value measurement of these liabilities is consistent with ASC 820, "Fair Value Measurements"  ASC 820 did not have an impact on the consolidated financial position or results of operations; however, the required disclosure for the year ended December 31, 2009 is as follows:

Liabilities Measured at Fair Value	Convertible Notes and Debentures, Net of Discount (1)	Embedded Conversion Feature of Debentures (2)	Total
Beginning balance as of December 31, 2008	$ 3,950,504	$ 1,578,970	$ 5,529,474
Revaluation loss in interest expense	1,864,917	706,472	2,571,389
Conversions	(1,112,500)	(931,391)	(2,043,891)
Ending balance as of December 31, 2009	$ 4,702,921	$ 1,354,051	$ 6,056,972

Total loss from revaluation of derivatives included in earnings for the period and reported as an adjustment to interest
	$ 1,864,917	$ 706,472	$ 2,571,389

(1) The balance as of December 31, 2009, includes $2,115,705 for the outstanding convertible debentures issued November 8, 2006 and April 12, 2007 that became due on November 7, 2008, and an additional amount of $2,587,216 for the event of default provision under the debentures due to non-payment of interest on January 1, 2008, including accrued and unpaid for 2007, 2008, and 2009 of $645,641, $76,658, and $1,864,917, respectively.

(2) Represents the conversion feature of debentures and valuation of related warrants issued November 8, 2006 and April 12, 2007.  The valuation, through May 20, 2008, was determined using Monte-Carlo simulations performed separately for the conversion liability and warrants due to their various contractual lives, consequently, differing volatility assumptions, with the analysis used as inputs into both the Black-Scholes and Binominal option pricing models. As of December 31, 2009, the fair value of the conversion feature was determined using market quotation.

NOTE 6.  STOCKHOLDERS’ EQUITY (DEFICIT)

Unless otherwise indicated, fair value is determined by reference to the closing price of the Company’s common stock on the measurement date. Prior to January 1, 2006, stock options included in stockholders’ equity (deficit) reflect only those granted at an exercise price that was less than fair value (the intrinsic value). Subsequently, stock options for employees are recognized and disclosed pursuant to ASC 718-10, “Stock-based Payment.” Generally, the measurement date for employee stock compensation is the grant date. However, in the case of non-employees, the initial measurement date is the date of binding commitment to perform services for the Company.  This initial-measurement cost is first reflected as deferred compensation in stockholders’ equity (deficit) and then amortized to compensation expense on a straight-line basis over the period over which the services are performed.  For non-employee grants, the total cost is re-measured at the end of each reporting period based on the fair value on that date, and the amortization is adjusted in accordance with ASC 718-10 and ASC 505-50, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services” and, accordingly, recognizes as expense the estimated fair value of such options as calculated using the Black-Scholes model.

Preferred Stock – The Company has the authority to issue 1,000,000 shares of $0.20 par value preferred stock.  The Board of Directors is authorized to issue shares of preferred stock from time to time in one or more series and, subject to the limitations contained in the certificate of incorporation and any limitations prescribed by law, to establish and designate a series and to fix the number of shares and the relative conversion rights, voting rights and terms of redemption (including sinking fund provisions) and liquidation preferences.  The Company has not had any preferred shares outstanding for any of the two years in the period ended December 31, 2009. New issuances of shares of preferred stock with voting rights can affect the voting rights of the holders of outstanding shares of preferred stock and common stock by increasing the number of outstanding shares having voting rights and by the creation of class or series voting rights.  Furthermore, additional issuances of shares of preferred stock with conversion rights can have the effect of increasing the number of shares of common stock outstanding up to the amount of common stock authorized by the articles of incorporation and can also, in some circumstances, have the effect of delaying or preventing a change in control of Guardian and/or otherwise adversely affect the rights of holders of outstanding shares of preferred stock and common stock.  To the extent permitted by the certificate of incorporation, a series of preferred stock may have preferences over the common stock (and other series of preferred stock) with respect to dividends and liquidation rights.

Common Stock – The Company has the authority to issue up to 200,000,000 shares of $0.001 par value common stock.  The Board of Directors has the authority to issue such common shares in series and determine the rights and preferences of such shares. As of March 29, 2010, there were approximately 63,696,027 shares of our common stock issued and outstanding and approximately 343 holders of record of the common stock. Each share of common stock entitles the holder thereof to one vote on each matter submitted to our stockholders for a vote. The holders of common stock: (a) have equal ratable rights to dividends from funds legally available therefor when, as and if declared by the board of directors; (b) are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs; (c) do not have preemptive, subscription or conversion rights, or redemption or applicable sinking fund provisions; and (d) as noted above, are entitled to one non-cumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders.  We anticipate that, for the foreseeable future, we will retain earnings, if any, to finance the operations of our businesses.  The payment of dividends in the future will depend upon, among other things, our capital requirements and our operating and financial conditions.

Stock Warrants – The Company has issued warrants as compensation to its placement agent and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.

Issuance of Common Stock and Related Common Stock Warrants

On November 19, 2009, the Company agreed to convert a $50,000 outstanding convertible promissory note for an aggregate of 200,000 shares of common stock, and 200,000 Class M common stock purchase warrants. The conversion price of the note was $0.25. The note holder also converted accrued and unpaid interest of $2,252 for 9,007 shares of common stock, and 9,007 Class M common stock purchase warrants. The warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance. Common stock was increased by $209 for the par value of the shares and paid-in capital was increased by $52,043.

On October 5, 2009, the Company agreed to convert a $60,000 outstanding convertible promissory note for an aggregate of 210,720 shares of common stock, and 210,720 Class N common stock purchase warrants. The conversion price of the note was $0.28.5. The note holder also converted accrued and unpaid interest of $8,351 for 29,280 shares of common stock, and 29,280 Class N common stock purchase warrants. The warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance. Common stock was increased by $240 for the par value of the shares and paid-in capital was increased by $68,111.

From October 5, through December 21, 2009, in accordance with the terms of the Company’s outstanding Series A Debentures, six debenture holders converted an aggregate of $880,000 in principal amount of its debenture into an aggregate of 3,520,000 shares of common stock.  Common stock was increased by $3,520 for the par value of the shares and paid-in capital was increased by $876,480. Also, one of the debenture holders also converted approximately $1,892 of accrued and unpaid interest and late fees into an aggregate of 11,828 shares of common stock. Common stock was increased by $12 for the par value of the shares and paid-in capital was increased by $1,880.

During the period of October 1, through December 8, 2009, the Company conducted a private placement of units of securities, each unit consisting of 80,000 shares of our common stock and 80,000 Class N Common Stock Purchase Warrants.  At a series of closings we held during this period, we sold an aggregate of 25.63 units, and issued an aggregate of 2,050,000 shares of common stock and 2,050,000 Class N Warrants for gross proceeds to us of approximately $512,500 (or net proceeds of approximately $470,928, after payment of certain commissions and expenses of our placement agent for the offering of approximately $41,572).  The Class N Warrants issued to investors in the offering are exercisable at a price of $0.25 per share, a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire five years after the date of issuance. Newport Coast Securities (formerly Grant Bettingen, Inc) acted as placement agent for the offering on a best efforts basis pursuant to a placement agreement we entered into with Newport Coast Securities.  Also, the Company issued to Newport Coast Securities, placement agent’s warrants to purchase an aggregate of 205,000 shares of its common stock (subject to adjustment), each warrant exercisable at a price of $0.275 per share for a period of five years from the date of issuance. The Company also issued to its private placement agent 100,000 shares of common stock as additional compensation for the 2009 private placement offering.

On September 2009, the Company issued 200,000 shares of common stock and 250,000 Class M warrants to a consultant as compensation for business advisory services. The fair value of the stock and warrants on the date of issuance was $80,000. Common stock was increased by $200 for the par value of the shares, $79,800 to paid-in capital, with an offset to deferred compensation in the amount of $80,000. The Company will record consulting expense over the six-month service period in accordance with ASC 505-50 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  As a result, consulting expense of $33,334 was recorded during the three month period ending September 30, 2009.

During August 11, through September 17, 2009, in accordance with the terms of the Company’s outstanding Series A Debentures, six debenture holders converted an aggregate of $222,500 in principal amount of its debenture into an aggregate of 890,000 shares of common stock.  The conversion price of the debentures was $0.25. One of the debenture holders also converted approximately $22,986 of accrued and unpaid interest and late fees into an aggregate of 111,095 shares of common stock, for an average conversion price of $0.207. Common stock was increased by $1,001 for the par value of the shares and paid-in capital was increased by $244,485.

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

During the period of January through April 24, 2009, the Company conducted a private placement of units of securities, each unit consisting of 48,780 shares of our common stock and 97,560 Class L Common Stock Purchase Warrants. At a series of closings we held during the period January 1, 2009 through April 24, 2009, the Company sold an aggregate of 44.68 units, and issued an aggregate of 2,179,490 shares of common stock and 4,358,981 Class L Warrants for gross proceeds of approximately $893,501 (or net proceeds of approximately $821,776, after payment of certain commissions and expenses to the placement agent for the offering of approximately $71,725). The Class L Warrants issued to investors in the offering are exercisable at a price of $0.41 per share; contain a cashless exercise provision, a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire five years after the date of issuance. Newport Coast Securities acted as placement agent for the offering on a best efforts basis pursuant to a placement agreement the Company entered into with Newport Coast Securities. Under the placement agreement with Newport Coast Securities in connection with the private placement, Newport Coast Securities received, from October 27, 2008 through April 24, 2009, total sales commissions of approximately $89,480 and an expense reimbursement of approximately $17,269. Also, the Company issued to Newport Coast Securities placement agent’s warrants to purchase an aggregate of 272,826 shares of the Company’s common stock (subject to adjustment), each warrant exercisable at a price of $0.45 per share for a period of five years from the date of issuance.

On February 12, 2009, in accordance with the terms of the Company’s outstanding Series A Debentures, a debenture holder converted $10,000 in principal amount of its debenture into an aggregate of 24,455 shares of common stock. The conversion price of the debentures was $0.4089. Common stock was increased by $24 for the par value of the shares and paid-in capital was increased by $9,976.

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

On July 15, 2008, the Company issued 285,714 shares of its common stock to an accredited investor for a purchase price of $200,000. In addition, the Company issued an aggregate of 428,570 Class H common stock purchase warrants exercisable at a price of $0.70 per share.  The warrants contain an anti-dilution and other customary provision and a conditional call provision if the closing bid or sale price of our common stock on the trading market for the common stock equals or exceeds $5.00 for ten (10) consecutive trading days. The warrants expire in July 2013. Common stock was increased by approximately $286 for the par value of the shares, and $199,714 to paid-in capital. These warrants were reset to an exercise price of $.41 in December 2008 (as noted below in Other Common Stock Warrants Issued section).

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

In March of 2008, the Company agreed to convert an outstanding promissory note, issued on December 11, 2007, to the terms of the current private placement in early 2008. The Company converted a $100,000 note to 142,857 shares of common stock. In addition, the Company issued an aggregate of 214,285 common stock purchase warrants exercisable at a price of $0.70 per share that contains a conditional call provision if the market price of each share exceeds $5.00 and the customary anti-dilution provision. The warrants expire in March 2013. Common stock was increased by approximately $143 for the par value of the shares and $99,857 to paid-in capital. In conjunction with the issuance of the promissory note, the Company also issued warrants to purchase 10,000 shares of our common stock. The warrants are exercisable during the sixty (60) month period commencing on the date of issuance at a price of $0.70 per share. Because the Company could not at the time ascertain whether sufficient authorized shares exist to settle the contract, the warrants were classified as a liability. The initial fair value of the warrants on the date of issuance was $4,580. The fair value of the warrants as of December 31, 2007 was $3,600. The fair value of the warrants decreased $128 from December 31, 2007, to the reset date of May 20, 2008, resulting in the fair value related to such warrants of $3,472, which was reclassified to permanent equity as of that date.

On March 5, 2008, the Company accepted direct investment from an existing accredited investor of $150,000 and issued 214,286 shares of common stock.   In addition, The Company issued an aggregate of 321,428 common stock purchase warrants exercisable at a price of $0.70 per share that contain a conditional call provision if the market price of each share exceeds $5.00. The warrants expire in March 2012. Because of the milestone reset provision of the Series A 10% Senior Convertible Debenture, the Company could not ascertain whether sufficient authorized shares existed to share-settle the contract, and consequently, the warrants were classified as a liability. However, on May 20, 2008, the final milestone reset date under the Series A 10% Senior Convertible Debenture, the Company determined that sufficient shares existed to share-settle the contract and reclassified the fair value of the warrants to permanent equity on that date. The initial fair value of the 321,428 warrants on the date of issuance was $125,357. The fair value of the warrants decreased $12,857 from the date of issuance to the reset date of May 20, 2008, resulting in the fair value related to such warrants of $112,500, which was reclassified to permanent equity as of that date. Also on the date of issuance, common stock was increased by $214 for the par value of the shares and $24,429 of the remaining balance of the proceeds was recorded to paid-in capital. These warrants were reset to an exercise price of $.41 in December 2008 (as noted below in Other Common Stock Warrants Issued section).

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

Other Common Stock Issued Including Exercise of Warrants

During 2009, the Company issued 1,125,000 shares of common stock under the 2009 Stock Compensation Plan. The fair value of the stock was $236,250, resulting in an increase in common stock by $1,125 for the par value of the shares, $235,125 to paid-in capital, and $236,250 to stock-based compensation expense.

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

Other Common Stock Warrants Issued

On December 17, 2009, the Company issued to a consultant Class N common stock purchase warrants to purchase an aggregate of 200,000 shares of our Common Stock.  The Warrants are exercisable at a price of $0.25 per share, contain customary anti-dilution provision, and expire sixty (60) months from the date of issuance.

As a result of the June 2009 financing in which the Company issued shares of common stock and warrants, the conversion price of our debentures and the exercise price of the Series D Warrants was adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the Series D Warrants would be increased by an aggregate of 2,281,109 warrants to the debenture holders and 396,308 warrants to the placement agent in the financing.

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

During June through August 2009, the Company issued to a consultant common stock purchase warrants to purchase an aggregate of 63,000 shares of our common stock, and the initial aggregate fair value of the warrants on their date of issuance was $13,370. The warrants are exercisable at a price of $0.25 per share, contain customary anti-dilution provision, and expire sixty (60) months from the date of issuance.

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

The table below shows by category, the common stock purchase warrants issued and outstanding at December 31, 2009:

Common Stock Purchase Warrants	Number of Warrants Outstanding and Exercisable	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Placement agent	15,260	November 2003	$ 1.95	December 2010
	239,745	May 2004	1.95	December 2010
	48,000	April 2005	3.00	August 2010
	92,500	July 2005	2.60	July 2010
	311,760	November 2006	0.25	November 2011
	311,760	April 2007	0.25	April 2012
	47,564	July 2007	1.17	July 2012
	198,154	June 2009	0.25	November 2011
	198,154	June 2009	0.25	April 2012
	272,827	June 2009	0.45	June 2014
	108,000	July 2009	0.25	July 2014
	205,000	December 2009	0.28	December 2014
	2,048,724

Bridge noteholders	142,652	December 2003	0.75	December 2010
	53,334	April 2004	0.75	December 2010
	200,000	August 2006	0.50	May 2010
	600,000	August 2006	1.60	December 2009
	1,794,455	November 2006	0.25	November 2011
	1,794,456	April 2007	0.25	April 2012
	243,666	April 2007	1.60	April 2009
	10,000	December 2007	0.70	December 2012
	18,293	February 2009	0.41	February 2014
	1,140,555	June 2009	0.25	November 2011
	1,140,554	June 2009	0.25	April 2012
	209,007	November 2009	0.25	November 2014
	7,346,972

Private placement investors	10,000	July 2005	2.00	December 2010
	8,000	May 2007	0.75	December 2009
	864,798	July 2007	1.17	July 2012
	1,312,500	August 2007	0.80	August 2010
	1,312,500	August 2007	1.75	August 2012
	1,500,000	February 2008	0.70	February 2013
	214,285	March 2008	0.75	March 2013
	2,142,850	April 2008	0.70	April 2013
	366,839	September 2008	0.41	September 2013
	146,736	October 2008	0.41	October 2013
	414,630	November 2008	0.41	November 2013
	1,754,348	December 2008	0.41	December 2013
	390,240	January 2009	0.41	January 2014
	1,502,424	February 2009	0.41	February 2014
	2,024,370	March 2009	0.41	March 2014
	441,947	April 2009	0.41	April 2014
	1,042,000	June 2009	0.25	June 2014
	350,000	July 2009	0.25	July 2014
	2,714,285	August 2009	0.25	July 2013
	489,118	August 2009	0.25	October 2013
	428,570	August 2009	0.25	December 2013
	21,000	August 2009	0.25	August 2014
	214,285	September 2009	0.41	December 2012
	890,000	October 2009	0.25	October 2014
	1,320,000	November 2009	0.25	November 2014
	80,000	December 2009	0.25	December 2014

	21,955,725

Consultants	60,000	February 2008	0.54	February 2013
	200,000	December 2009	0.25	December 2014
	260,000

Total Warrants Issued/Outstanding	31,611,421

Stock-Based Compensation

The Company has two active equity compensation plans which include the Amended and Restated 2003 Stock Incentive Plan and the 2009 Stock Compensation Plan.  A total of 50,000,000 shares have been reserved for issuance under these plans in the form of stock-based awards to employees, non-employee directors and outside consultants of the Company, of which 31,349,150 shares remain available for issuance thereunder as of December 31, 2009. The grant of awards under the plans require approval by the Compensation Committee of the Board of Directors of the Company (or the Board of Directors, in the absences of such a committee), and the Committee is authorized under the Plans to take all actions that it determines to be necessary or appropriate in connection with the administration of the Plans.

The Company adopted the provisions of ASC 718-10 to account for its share based payments. ASC 718-10 requires all share-based payments to employees or to non-employee directors as compensation for service on the Board of Directors to be recognized as compensation expense in the consolidated financial statements based on the estimated fair values of such payments, and the related expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience within separate groups of employees.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes Merton option pricing model (Black-Scholes model). In accordance with ASC 718-10, the Company recognized stock compensation expense for employees and non-employee members of the Board of Directors of $1,214,113 during 2009, and $1,226,428 during 2008.

The Company accounts for stock options granted to non-employees in accordance with ASC 718-10 and ASC 505-50, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services” and, accordingly, recognizes as expense the estimated fair value of such options as calculated using the Black-Scholes model.  However, fair value is remeasured during the service period at each balance sheet date, and is amortized over the service period to vesting for each option or the term of the recipient’s contractual arrangement, whichever is shorter. Stock-based compensation expense for consultants during 2009 and 2008 were $117,518 and $242,324, respectively.

The Amended and Restated 2003 Stock Incentive Plan – On August 29, 2003, the Board of Directors adopted the 2003 Stock Incentive Plan, and amended and restated the plan on December 2, 2003. The Amended and Restated 2003 Stock Incentive Plan (“2003 Plan”) was approved by the shareholders on February 13, 2004, pursuant to which it grants stock-based compensation in the form of options which will result in the issuance of up to an aggregate of 30,000,000 shares of the Company’s common stock. Such options granted allow a grantee to purchase a fixed number of shares of the Company’s common stock at a fixed exercise price equal to the quoted market price (or 110% thereof for qualified options issued to a holder of 5% or greater beneficial ownership) of the shares at the date of the grant (“qualified stock option grants”), as well as nonqualified stock option grants to certain executive officers, non-employee directors and consultants.  The options may vest on a single date or over a period of time, but normally they do not vest unless the grantee is still employed by, or a director of, the Company on the vesting date.  Compensation expense for these grants is recognized over the requisite service period, which is typically the period over which the stock-based compensation awards vest.

Pursuant to the terms of the Plan, the Company may grant Non-Qualified Options to directors or consultants of the Company and its subsidiaries at any time, and from time to time, as shall be determined by the Board of Directors or a committee appointed by the board. The Plan also provides for Incentive Options to be available to any officer or other employee of the Company or its subsidiaries as selected by the Board of Directors or a committee appointed by the Board.

Options granted under the Plan must be evidenced by a stock option agreement in a form consistent with the provisions of the Plan. Each option shall expire on the earliest of (a) ten (10) years from the date it is granted, (b) sixty (60) days after the optionee dies or becomes disabled, (c) immediately upon the optionee's termination of employment or service or cessation of Board service, whichever is applicable, or (d) such date as the Board of Directors or a committee appointed by the Board shall determine, as set forth in the relevant option agreement; provided, however, that no ISO which is granted to an optionee who, at the time such option is granted, owns stock possessing more than ten (10) percent of the total combined voting power of all classes of stock of the Company or any of its subsidiaries, shall be exercisable after the expiration of five (5) years from the date such option is granted.

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

Stock Options Exercised under the 2003 Plan

There were no stock options exercised during 2009.

During 2008, Company employees exercised 30,000 stock options that resulted in the issuance of 30,000 shares of common stock for cash proceeds to the Company of $15,000. Common stock was increased by $30 for the par value of the shares and paid-in capital increased by $14,970.

Summary of stock option activity under the 2003 Plan for the two fiscal years ended December 31, 2009 is as follows:

	Weighted- Average Exercise Price	Number of Options

Fiscal Year and Activity
Outstanding December 31, 2007	$ 1.31	7,708,396

Fiscal 2008 activity
Granted ($0.43 - $0.51)	0.46	3,715,300
Exercised ($0.50)	0.50	(30,000)
Cancelled ($0.45 - $4.55)	2.11	(262,475)
Outstanding December 31, 2008	$ 1.03	11,131,221

Fiscal 2009 activity
Granted ($0.22 - $0.30)	0.29	4,447,300
Exercised - None	-	0
Cancelled ($2.45 - $3.60)	3.22	(30,000)
Outstanding December 31, 2009	$ 0.82	15,548,521

The following table summarizes additional information about the 2003 Plan stock options outstanding at December 31, 2009:

Issued and Outstanding				Exercisable
Type of Option and Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Yrs)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Price
Nonqualified Stock Options $0.36 - $0.50 (1)	1,542,000	3.9	$ 0.49	1,542,000	$ 0.50
Nonqualified Stock Options $1.25 - $3.60 (2)	44,000	5.1	2.59	44,000	2.59
Incentive Stock Options $0.30 - $4.05 (3)	752,042	5.6	0.98	527,442	1.25
Incentive Stock Options $0.43 - $5.27 (4)	13,210,479	7.8	0.84	7,235,879	1.25
Total	15,548,521	7.3	$ 0.82	9,349,321	$ 1.14

(1) Issued to employees below fair value and during the period of May 2003 through February 2004.
(2) Issued to directors below fair value and during the period of February 2004 through September 2005.
(3) Issued to consultants at fair value.
(4) Issued to directors and employees at fair value, or above fair value for those individuals with greater than 10% beneficial ownership.

The 2009 Stock Compensation Plan – On June 4, 2009, the Board of Directors adopted the 2009 Stock Compensation Plan (“2009 Plan) which provides for the grant or issuance of up to an aggregate of 20,000,000 shares of the Company’s common stock for non-qualified stock options (“NQSOs”), restricted stock awards (“RSAs”), restricted stock rights (“RSRs”), or common stock awards (individually, an “Award;” collectively, “Awards”). The exercise price of NQSOs may not be less than 100% of the fair market value of the stock on the date of the option grant, and may only be exercised at such times as may be specified by the Committee and provided for in an award agreement, but may not be exercised after ten years from the date on which it was granted.  RSAs and RSRs consist of a specified number of shares of the Company’s Common Stock that are, or may be, subject to restrictions on transfer, conditions of forfeiture, and any other terms and conditions for periods determined by the Committee. Generally, unless the Committee determines otherwise, once the restricted stock vests, the shares of Common Stock specified in the Award will be free of restriction, subject to any applicable lock up period. Prior to the termination of the restrictions, under a RSA (but not a RSR), a Participant may vote and receive dividends on the restricted stock unless the Committee determines otherwise, but may not sell or otherwise transfer the shares. Common stock Awards under the plan may be issued free of restriction and may vest immediately; however, the Committee may impose vesting and other restrictions related to the grant of such common stock Awards.  Compensation expense for these Awards is recognized over the period they vest, although generally common stock awards vest immediately, while the RSAs, RSRs and NQSOs will have a vesting period.

The following is a summary of the number and type of awards granted to, or exercised or forfeited by, employees, non-employee members of the Board of Directors and consultant pursuant to the Company’s 2009 Stock Compensation Plan for the fiscal year ended December 31, 2009 is as follows:

	Weighted-Average Grant or Exercise Price Per Share

Fiscal Year and Activity		Number of Shares
Shares reserved for issuance		20,000,000

Issued during 2009
Stock awards	$ 0.21	1,434,329
Restricted stock awards	-	-
Restricted stock rights	-	-
Non-qualified stock options	-	-
Issued as of December 31, 2009	0.21	1,434,329

Reserved for future issuance		18,565,671

Common Shares Reserved – At December 31, 2009, the activity to date for shares of common stock reserved for future issuance were as follows:

2003 Amended and Restated Stock Incentive Plan:
Stock options outstanding	15,548,521
Stock options available for grant	12,783,479

2009 Stock Compensation Plan:
Stock options or restricted stock rights outstanding	0
Shares available for grant	18,565,671

Warrants to purchase common stock	31,611,421

Consulting Stock Compensation Issued

On November 1, 2009, the Company granted to its public relations firm 109,329 shares of common stock issued under the 2009 Stock Compensation Plan. Common stock was increased by $109 for the par value of the shares and $44,391 to paid-in capital. The fair value of the deferred compensation is being expensed over the three-month consulting period ending January 31, 2010, of which $15,000 was expensed in 2009.

On July 17, 2009, the Company issued to a consultant 200,000 shares of common stock under the 2009 Stock Compensation Plan. Common stock was increased by $200 for the par value of the shares and $39,800 to paid-in capital. The fair value of the deferred compensation is being expensed over the six-month consulting period ending January 31, 2010, of which $36,667 was expensed in 2009.

On June 2, 2008, the Company issued to its investor relations firm 500,000 shares of common stock as compensation for investor relations services. Common stock was increased by $500 for the par value of the shares and $199,500 to paid-in capital. The fair value of the deferred compensation was expensed over the six-month consulting period ending December 1, 2008, in the amount of $162,500.

Additional Stockholder’s Equity Activity

During 2009, the Company remeasured the fair value of equity instruments (outstanding common shares, options and warrants) issued pursuant to consulting agreements, which had been previously issued. During the fiscal year 2009, the Company accordingly recorded a net adjustment for the remeasurement of the equity instruments of approximately $13,454 by decreasing additional paid-in capital account and increasing the additional paid-in capital contra account deferred stock compensation.

During 2009, the Company remeasured the redemption value of outstanding common shares subject to repurchase, which were previously issued in the December 19, 2003 Difference Engine asset purchase. The Company recorded a net adjustment for the current year of $12,090 by decreasing temporary equity and increasing permanent equity.

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

NOTE 7.  ACQUISITIONS

Acquisition of Certain Assets of Difference Engines

On October 23, 2003, the Company entered into an agreement with Difference Engines Corporation (Difference Engines), a Maryland corporation, pursuant to which the Company agreed to purchase certain intellectual property (IP) owned by Difference Engines, including but not limited to certain compression software technology, described as Difference Engine’s Visual Internet Applications or DEVision, as well as title and interest in the use of the name and the copyright of Difference Engines.

Under the terms of an Asset Purchase Agreement, the Company issued 587,000 shares of its common stock as consideration for the purchase of the IP from Difference Engines Corporation. The 587,000 shares of common stock were subject to a two (2) year lock up.  Upon expiration of the two (2) year lock up period, in the event that the shares are not eligible for resale under “Rule 144” and have not been registered under the Securities Act, the holder of the shares may demand redemption of the shares. The redemption price is to be calculated on the basis of the average of the closing bid and asked prices of the Company’s common stock for the twenty (20) consecutive business days ending on the day prior to the date of the exercise of the holder’s right of redemption. Under SEC Accounting Series Release (“ASR”) 268, “Presentation in Financial Statements of ‘Preferred Redeemable Stock’,” such freestanding financial instruments are to be classified as temporary equity and measured at the value of the redemption right.  The initial redemption value of the common stock issued in the Difference Engines asset purchase was calculated at $2,044,228 and reclassified from permanent equity to temporary equity.

As shares of common stock are sold by the holders and/or the Company registers its outstanding shares of common stock, the then current fair value of those shares, based on the redemption value, shall be reclassified from temporary equity to permanent equity.  During the fiscal periods ending December 31, 2009, and 2008, the temporary equity account was decreased and the permanent equity account increased by $12,090 and $123,910, respectively, for the change in the estimated redemption value of the outstanding shares currently held by the shareholders of Difference Engines Corporation. Since the acquisition of the intellectual property and through December 31, 2009, the cumulative effect on the temporary equity account for the change in the estimated redemption value of the outstanding shares held by the shareholders of Difference Engines Corporation is a reduction of $1,368,864, and due to the sale of the Company’s stock previously held by the shareholders of Difference Engines Corporation is a reduction of $633,053. Therefore, the balance of the temporary equity account for the purchase of the intellectual property owned by Difference Engines as of the consolidated balance sheet date is $42,311.

NOTE 8.  GOODWILL AND INTANGIBLE ASSETS

The Company follows ASC 350, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with ASC 350. ASC 350 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC 360, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  The Company determines impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill. The Company’s assessment for impairment of assets involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, and considers year-end the date for its annual impairment testing, unless information during the year becomes available that requires an earlier evaluation of impairment testing. Based on a net realizable value analysis for the period ended June 30, 2007, goodwill and the acquired software (FlowPoint™) from the acquisition of Wise Systems Ltd. was determined to be fully impaired. Therefore, the balance of goodwill at December 31, 2008 and 2009 was $0, respectively.

The Company acquired intangible assets consist of acquired software technology and patents. Under ASC 350 goodwill and other intangible assets acquired including software technology is considered to have a finite life. Management has estimated the useful life to be 5 years and amortized such costs on a straight-line basis over this period.  Patent acquisition costs pertaining to PinPoint™ and Signature Mapping™ (products not acquired through acquisition) have been capitalized, and are being amortized on a straight-line basis over the expected 20-year legal life of the patents. The Company evaluates the periods of amortization continually to determine whether later events or circumstances require revised estimates of useful lives. In addition, ASC 985-20, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” requires the Company to consider whether or not the software technology is impaired on a quarterly basis, using a net realizable value analysis based on projected discounted cash flows. The Company prepared this analysis as of September 30, 2009 and concluded that the intangible assets are not impaired.

The Company’s intangible software technology was fully amortized as of December 31, 2008. Therefore, there was no amortization costs associated with software technology during fiscal 2009.  We anticipate incurring additional patent acquisition costs during the year ending December 31, 2010 (Fiscal 2010). The Company’s estimated amortization expense for intangible assets is 27,655 for each of the Fiscal years 2010 through 2014, and $214,303 thereafter.

On July 27, 2004, the Company completed the acquisition of Wise Systems Ltd.  This transaction has been accounted for as a business combination.  The purchase price for these assets and liabilities assumed has been allocated to acquired intangible assets (FlowPoint™ software) and goodwill. As explained more fully below, in conjunction with its net realizable value analysis required by ASC 985-20 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” during June 2007, the Company determined that its entire investment in the Wise Systems FlowPoint™ software was impaired.  This was based on the Company’s determination that the carrying amount of these assets, as reflected on the Company’s consolidated balance sheet, exceeded its projected net realizable value; accordingly, the Company wrote-off the remaining unamortized acquired intangible assets (FlowPoint™ software) and goodwill totaling $1,125,122.

NOTE 9.  INCOME TAXES

There is no benefit or provision for income taxes reflected in the accompanying financial statements.  Reconciliation between the provision for income taxes computed by applying the statutory Federal income tax rate and the provision for income taxes is as follows:

YEAR ENDED DECEMBER 31	2009		2008

Federal benefit at statutory rate	$ (2,901,395)	-34.0%	$ (2,963,169)	34.0%
Increase (decrease) due to:
State benefits, net of federal benefits	(341,341)	-4.0%	(348,608)	-4.0%
Stock based compensation	461,363	5.4%	464,675	5.3%
Effect of foreign operations	13,573	0.2%	15,680	0.2%
Other, net	814	0.0%	2,769	0.0%
Valuation allowance	2,766,986	32.4%	2,828,653	32.5%
Provision for income taxes	$ -	0.0%	$ -	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s net deferred tax assets as of December 31, 2009 and 2008 were as follows:

YEAR ENDED DECEMBER 31	2009	2008

Deferred tax assets:
Accrued salaries	$ 585,280	$ 736,976
Accrued leave	37,762	36,961
Depreciation and amortization	(57,317)	(57,371)
Net operating loss carryforwards, not yet utilized	14,404,119	13,004,916
Total deferred tax assets	14,969,844	13,721,482
Valuation allowance for deferred tax assets	(14,969,844)	(13,721,482)
Net deferred tax assets	$ -	$ -

For income tax purposes, the Company has a cumulative net operating loss carryforwards at December 31, 2009 of approximately $43,696,365 that, subject to applicable limitations, may be applied against future taxable income.  If not utilized, the net US operating loss carryforward will begin to expire in 2023.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The following table summarizes scheduled maturities of the Company’s contractual obligations extending beyond one year for which cash flows are fixed and determinable as of December 31, 2009.

Category	Payments Due in Fiscal
	Total	2010	2011	2012	2013	2014	Thereafter

Short-term convertible notes (1)	$ 901,000	$ 901,000	$ -	$ -	$ -	$ -	$ -
Short-term convertible debentures (2)	4,702,921	4,702,921	-	-	-	-	-
Interest payments (3)	7,435	7,435	-	-	-	-	-
Operating lease commitments (4)	89,096	89,096	-	-	-	-	-
Unconditional purchase obligations (5)	-	-	-	-	-	-	-
Total contractual obligations	$ 5,700,452	$ 5,700,452	$ -	$ -	$ -	$ -	$ -

(1) Includes $675,000 short-term convertible notes, of which $410,000 matured as of December 31, 2009, $190,000 matures in January 2010, $75,000 mature in February 2010, and $226,000 short-term notes from a related party that matures on May 31, 2010.

(2) Includes $2,115,705 of convertible debentures that matured November 8, 2008, and $2,587,216 accrual for debenture default provisions.

(3) Projected interest on debt, with the assumption of no further conversion.  Reflects interest for the short-term convertible notes that mature between March through August 2010. Although, the Company is in negotiations with both the debenture and convertible note holders to extend their maturity date.

(4) Projected rent cost for the existing office lease, which expires on April 30, 2010.  Total rental expense included in the accompanying consolidated statements of earnings was $307,361 in fiscal 2009, and $308,494 in fiscal 2008.

(5) The company currently does not have any outstanding unconditional purchase obligations.  They would though include inventory commitments, future royalty, consulting agreements, other than month-to-month arrangements or those that expire in less then one year, or commitments pursuant to executive compensation arrangements.

In addition to the above obligations, we are conditionally obligated to redeem shares related to the acquisition of intellectual property (IP) from Difference Engines.  As of December 31, 2009, and as more fully disclosed in Note 7, Acquisitions, a conditional redemption value of $42,311 was estimated and recorded.

Default under Convertible Promissory Notes

The Company has $675,000 outstanding convertible promissory notes, of which $410,000 became due as of December 31, 2009, of which $50,000 converted for common stock on March 12, 2010, $190,000 matures in January 2010, and $75,000 matures in February 2010.  The Company has insufficient funds to pay the notes or the related accrued interest as of their maturity dates, and is therefore in default under the notes.  One note holder has issued a default notice to the Company. The Company is seeking to re-negotiate the terms of the notes, including the extension of their maturity date of the principal and interest. As a condition to any such extension, the note holders may seek to amend or modify certain other terms of the notes. The Company’s failure to pay (i) any principal payment on the due date, or (ii) any interest or other payment required under the terms of the note on the date due and such payment shall not have been made within fifteen (15) days of Company's receipt of the note holder's written notice to the Company of such failure to pay, shall be deemed an event of default. Upon the occurrence or existence of any event of default, immediately and without notice, all outstanding obligations payable by the Company shall automatically become immediately due and payable, without presentment, demand, protest or any other notice of any kind, all of which are hereby expressly waived. In addition to the foregoing remedies, upon the occurrence or existence of any event of default, the note holder may exercise any other right, power or remedy granted to it by the note or otherwise permitted to it by law, either by suit in equity or by action at law, or both.

Default under Series A Debentures and Series D Common Stock Purchase Warrants

The Company’s outstanding convertible debentures of $2,115,705 became due on November 7, 2008. As the Company had insufficient funds to repay the debentures as of the maturity date, three of the eight debenture holders have sent notices of default under such debenture, and may be considered in default by other debenture holders. The Company is seeking to re-negotiate the terms of the debentures, including the repurchase of the debentures and/or seeking to extend their maturity date. As a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. The Company did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008, October 1, 2008, January 1, 2009, April 1, 2009, July 1, 2009, October 2009, and January 1, 2010, and are in default under the debentures. The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default.  Moreover, the Company has not maintained the registration of the shares underlying the debentures and Series D Warrants as required under the terms of our agreements with the holders of the debentures which may be deemed an event of default under the Debentures. If an event of default occurs under the debentures, the debenture holders may elect to require the Company to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  As of the date of this report, three debenture holders have sent notices of default under such debenture, and the Company may be considered in default by other debenture holders. In anticipation of such election by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $722,299 as of December 31, 2008. As of December 31, 2009, the default amount was remeasured at approximately $2,587,216, which is reflected in the carrying value of the debentures. This default amount was recognized as interest expense in Fiscal 2007 of approximately $645,641, an additional $76,658 during Fiscal 2008, and $1,864,917 during the Fiscal 2009.

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

Michael W. Trudnak.  Mr. Trudnak serves as Chairman of the Board, Secretary, and Chief Executive Officer and a Class III director.  The Company entered into an employment agreement with Mr. Trudnak, which commenced on January 1, 2003.  The Company amended his agreement effective December 10, 2004. The amended agreement is for a three year term commencing June 26, 2003, and is renewable for one year terms.  The employment agreement provides for annual compensation to Mr. Trudnak of $275,000 and a monthly automobile allowance of $500.  Mr. Trudnak’s original employment agreement provided for the grant of an aggregate of 400,000 shares of our restricted stock. However, effective June 21 2004, Mr. Trudnak agreed to accept in lieu of the issuance of such shares, ten year nonqualified options to purchase an aggregate of 400,000 shares of common stock at an exercise price of $.36 per share. The employment agreement also provides for incentive compensation and/or bonuses as determined by the Company, participation in the Company’s stock option plan, and participation in any company employee benefit policies or plans.  The employment agreement may be terminated upon the death or disability of the employee or for cause, in which event the Company’s obligation to pay compensation shall terminate immediately.  In the event the agreement is terminated by us other than by reason of the death or disability of the employee or for cause, the employee is entitled to payment of his base salary for one year following termination.  The employee may terminate the agreement on 30 days’ prior notice to the Company. The employee has entered into an employee proprietary information, invention assignment and non-competition agreement, pursuant to which the employee agrees not to disclose confidential information regarding the Company, agrees that inventions conceived during his employment become the property of the Company, agrees not to compete with the business of the Company for a period of one year following termination of employment, and agrees not to  solicit employees or customers of the Company following termination of employment.

William J. Donovan.  Mr. Donovan serves as President and Chief Operating Officer of the Company, and previously served as Chief Financial Officer.  The Company entered into a new employment agreement with Mr. Donovan on November 18, 2005, which superseded his previous employment agreement with the Company, dated effective August 18, 2003. The new employment agreement is for a term of three years unless earlier terminated, and is automatically renewable for one year terms. The employment agreement provides for an annual salary of $265,000. The agreement provides for annual performance bonuses based on goals established by the Company and agreed to by Mr. Donovan, a monthly automobile allowance of $500, participation in our stock option and other award plans (which options or awards shall immediately vest upon a “change in control”), and participation in any benefit policies or plans adopted by us on the same basis as other employees at Mr. Donovan’s level.

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

In the event of a “change in control” of the Company and, within 12 months of such change of control, employee’s employment is terminated or one of the events in the immediately preceding sentence occurs, Mr. Donovan is entitled to be paid his base salary for 18 months following such termination or event.  A “change in control” would include the occurrence of one of the following events:

•

the approval of the stockholders for a complete liquidation or dissolution of the Company;

•

the acquisition of 20% or more of the outstanding common stock of the Company or of voting power by any person, except for purchases directly from the Company, any acquisition by the Company, any acquisition by a the Company employee benefit plan, or a permitted business combination;

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

NOTE 12.  RELATED PARTY TRANSACTIONS

Note Payable to Stockholder and Executive Officer

On April 21, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, the Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned the Company $200,000. The Company issued a non-negotiable promissory note, dated effective April 21, 2006, to Mr. Trudnak in the principal amount of $200,000. The note is unsecured, non-negotiable and non-interest bearing. The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default. The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum. The note is not assignable by Mr. Trudnak without our prior consent. The Company may prepay the note in whole or in part upon ten days notice. On October 21, 2006, Mr. Trudnak extended the due date of the loan to December 31, 2006. Subsequently, on October 3 and October 18, 2006, Mr. Trudnak loaned the Company $102,000 and $100,000, respectively, on substantially the same terms as the April 21, 2006 loan, except that each loan is due six months after the date thereof. Accordingly, following such additional loans, the Company owed an aggregate of approximately $402,000 to Mr. Trudnak. On November 10, 2006, Mr. Trudnak extended the due dates of such loans to May 31, 2007, except that $100,000 of the April 21, 2006, loan becomes due upon the Company raising $2,500,000 in financing after November 6, 2006, and the remaining amount of such loans become due upon the Company raising an aggregate of $5,000,000 in financing after November 6, 2006, and prior to May 31, 2007. Following the first closing of our Debenture and Series D Warrant financing on November 8, 2006, the Company repaid $100,000 in principal amount of the April 1, 2006, and paid an additional $100,000 to Mr. Trudnak on April 17, 2007 upon the second closing of our Debenture and Series D Warrant financing. On May 31, 2007, Mr. Trudnak extended the due dates of the remaining loans to May 31, 2008. Subsequently on May 31, 2008, Mr. Trudnak extended the due dates of such loans to May 31, 2009, and subsequently extended to May 31, 2010. On June 25, 2008, Mr. Trudnak issued another loan to the Company for $24,000, with the same terms and conditions as the October 18, 2006 note. As of December 31, 2009 and the date of this report, the Company owed Mr. Trudnak an aggregate amount of approximately $226,000. The terms of the above transaction were reviewed and approved by the Company’s audit committee and by our Board of Directors.

Consulting Agreement with BND Software, Principal Owner Sean Kennedy, a Director of the Company

On July 15, 2008, the Company entered into a consulting agreement with BND Software, Inc., a corporation that is owned and controlled by Sean Kennedy, a director of the Company. BND has agreed to provide certain consulting services to the Company including managing the research, development and information systems activities of the Company. The agreement is for a term of one year commencing on May 27, 2008, and expires on May 31, 2009. The agreement shall be extended for a twelve (12) month period upon mutual agreement by both parties. The agreement may be terminated upon 60 days prior written notice by one party to the other party. The agreement also provides for an annual compensation of $216,000. We paid or agreed to pay BND an aggregate of $128,903 during 2008 and $216,000 during 2009, of which $240,000 is accrued and unpaid as of December 31, 2009.

NOTE 13.  OPERATING LEASES

During 2005, the Company entered into a lease for its headquarters building in Herndon, Virginia. The office is comprised of 15,253 square feet of office and laboratory space. The lease commenced on February 1, 2005, and is for a term of sixty-three (63) months at an annual base rental rate of $266,928, subject to annual rental escalation of 2.5%. The lease terms include a security deposit of $88,976, which amount constitutes four months of rent. On February 12, 2009, the landlord returned three months security deposit, or $66,732, upon the occurrence of a "Material Financial Event," which is defined as the Company receiving an equity investment of $8 million dollars or greater whereby the net proceeds from the investment divided by the current cash burn rate is greater than 12; or achieving $2.5 million in annual revenue, and provided no default has occurred under the lease beyond the expiration of any applicable grace period.  The security deposit was thereby reduced to $22,244, one month’s rent. The Company elected not to exercise the renewal option provision of the lease, thereby terminating the lease on April 30, 2010, and is currently considering a reduction of space beginning May 1, 2010 in the same geographic area to take advantage of better market conditions and to adjust for its anticipated needs over the next three (3) years.

Total rental expense for the leased offices included in the accompanying consolidated statements of operations was $307,361 in 2009 and $308,494 in 2008.

NOTE 14.  SUBSEQUENT EVENTS

Subsequent events are reported by the Company to disclose events that have occurred after the balance sheet date, but before the financial statements are issued.  Such events may be to provide additional information about conditions that existed at the date of the balance sheet, or conditions that did not exist at the balance sheet date.  The Company has evaluated subsequent events through March 31, 2010.

As of March 31, 2010, the Company continues to be in default on its outstanding Series A 10% Senior Convertible Debentures of approximately $1,738,205, which became due on November 7, 2008, and did not make timely payment of the interest due on January 1, 2010. As the Company continues to have insufficient funds to repay the debentures, the Company may be considered in default by four remaining debenture holders. The Company has and may in the future seek to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seeking to extend their maturity date, although the Company has not reached any agreement with regard to such repurchase or extension.

As of March 31, 2010, the Company was in default of $435,000 of its six month convertible promissory notes that were issued from June through August, 2009. The Company has insufficient funds to pay the convertible notes or the related accrued and unpaid interest as of their maturity dates, and is therefore in default under the notes. On March 10, 2010, one note holder issued a notice of default to the Company. The Company is seeking to re-negotiate the terms of the notes, including the extension of their maturity date of the principal and interest. As a condition to any such extension, the note holders may seek to amend or modify certain other terms of the notes.

During March 2010, the Company sold to accredited investors an aggregate of 920,000 shares of common stock and 920,000 Class N Warrants for gross proceeds of $230,000 ($217,400, net of commissions and expenses in the amount of $12,600). The warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire in sixty (60) months from the date of issuance.

On March 16, 2010, the Company issued to a consultant 100,000 shares of common stock. The fair value of the compensation of approximately $14,000 is being expensed over the period the services were rendered.

On March 12, 2010, the Company agreed to convert $50,000 outstanding convertible promissory notes for an aggregate of 200,000 shares of common stock, and 200,000 Class M common stock purchase warrants.  The warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance.

From January through March 31, 2010, the Company renegotiated three of its outstanding convertible promissory notes for an aggregate of $190,000, of which $150,000 was extended to March 31, 2010, and $40,000 to July 6, 2010.

During January through March 2010, the Company issued 386,420 stock awards under the 2009 Stock Compensation Plan to three consultants as compensation in lieu of cash payments for services rendered. The fair value of the compensation of approximately $55,103 is being expensed over the related consulting period ranging from one to three months.

During January 2010, in accordance with the terms of the Company’s outstanding Series A Debentures, four debenture holders converted $377,500 in principal amount of its debenture into an aggregate of 1,510,000 shares of common stock. Three of such debenture holders converted their outstanding principal amount in full, and were the same debenture holders to whom sent notices of default under such debenture to the Company. The Company may still be considered in default by the four remaining debenture holders.

During January 2010, the Company issued 1,725,000 stock awards under the 2009 Stock Compensation Plan to employees as compensation for the hardship of not regularly receiving their salaries, wages, or other compensation that was due during 2009, and the continued or continuing nonpayment of such amounts by the Company.  The issuance of the Stock Awards was not in lieu of the payment of such compensation which remains accrued and unpaid. The fair value of the issuances is approximately $266,250.