Form 10-K/A
period 2009-12-31
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2010-04-09
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K/A

AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The undersigned Registrant hereby amends Item 15 of Part IV of the Registrant’s annual report on Form 10-K for the year ended December 31, 2009, for the sole purpose of filing Exhibit 23.1, Independent Auditors Consent.  We are not amending any other item of this report.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

The financial statements of the Company for the fiscal years covered by this Annual Report are located on page 102 of the Registrant’s Annual Report on Form 10-K, filed April 2, 2010.

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

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2009, and 2008,

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2009, and 2008,

Consolidated Statements of Cash Flows for the years ended December 31, 2009, and 2008,

Notes to Consolidated Financial Statements.

2. Financial Statement Schedules:

The financial statements are set forth under Part IV, Item 15 of the Registrant’s Annual Report on Form 10-K, filed April 2, 2010.  Financial statement schedules have been omitted since they are not required, not applicable, or the information is otherwise included.

(b) The following exhibits are filed as part of this Annual Report on Form 10-K/A1:

EXHIBITS

Incorporated by Reference From
Exhibit No.	Exhibit Description	Form	Filing Date	Filed Herewith
2.1	Amended and Restated Agreement and Plan of Reorganization dated effective June 12, 2003, by and among the Company, RJL Marketing Services, Inc., and the shareholders of RJL Marketing Services, Inc.	8-K	06/27/2003
3.1	Certificate of Incorporation	10-KSB	04/15/2004
3.2	Articles of Amendment to Certificate of Incorporation	10-KSB	04/15/2004
3.3	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock.	10-QSB	08/15/2003
3.4	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock.	10-QSB	08/15/2003

3.5	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, dated September 24, 2003.	10-QSB	11/14/2003
3.6	Certificate of Amendment to Certificate of Designation of Preferences and Rights of Series B Convertible Preferred Stock, dated October 27, 2003.	10-QSB	11/14/2003
3.7	Certificate of Amendment to Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock, dated November 24, 2004	10-KSB	5/15/2005
3.8	By-Laws	10-KSB	4/15/2004
4.1	Form of Common Stock Certificate	SB-2	3/22/1996
10.1	Employment Agreement, dated August 18, 2003, between the Registrant and William J. Donovan.	10-QSB	11/14/2003
10.2	Asset Purchase Agreement, dated October 23, 2003, between the Registrant, Difference Engines Corporation and Certain Stockholders.	10-QSB	11/14/2003
10.3	Amended And Restated 2003 Stock Incentive Plan.	10-KSB	04/15/2004
10.4	Amended Employment Agreement, dated December 10, 2004, between the Registrant and Michael W. Trudnak.	8-K	12/20/2004
10.5	Placement Agreement, dated January 26, 2005 between the Registrant and Berthel Fisher & Company Financial Services, Inc.	8-K	2/02/2005
10.6	Form of Incentive Stock Option Award Agreement.	10-Q	8/12/2005
10.7	Form of Non-Qualified Stock Option Award Agreement.	10-Q	8/12/2005
10.8	Form of Systems Implementation Agreement.	10-Q	11/14/2005
10.9	Employment Agreement, dated December 21, 2005, between the Registrant and Mr. Gregory E. Hare	8-K	1/31/2006
10.10	Loan Agreement, dated April 21, 2006, by and between the Registrant and Mr. Michael W. Trudnak.	8-K/A	5/25/2006
10.11	Consulting Agreement, dated January 1, 2006, by and between Registrant and Redwood Consultants LLC.	10-Q	8/11/2006
10.12	Agreement, dated July 6, 2006, by and between Registrant and The Research Works, LLC	10-Q	8/11/2006
10.13	Reseller Agreement, dated July 25, 2006, by and between Registrant and Logos Imaging, LLC.	10-Q	8/11/2006
10.14	Securities Purchase Agreement, dated November 3, 2006, by and among Registrant and Certain purchasers.	8-K	11/8/2006
10.15	Form of Series A 10% Senior Convertible Debenture, due November 8, 2008.	8-K	11/8/2006
10.16	Form of Registration Rights Agreement by and among Registrant and Certain Purchasers.	8-K	11/8/2006
10.17	Form of Series D Common Stock Purchase Warrant Issued to Certain Purchasers.	8-K	11/8/2006
10.18	Placement Agent Agreement, dated July 14, 2006, by and between Registrant and Midtown Partners & Co., LLC.	8-K	11/8/2006
10.19	Form of Placement Agent’s Warrant issued to Midtown Partners & Co., LLC and its designees	8-K	11/8/2006
10.20	Distribution Agreement, dated August 20, 2006, by and between Registrant and MTS Delft.	10-Q	11/14/2006
10.21	Distribution Agreement, dated August 20, 2006, by and between Registrant and Calyx (UK) Limited.	10-Q	11/14/2006

10.22	Amendment Agreement, dated October 21, 2006, by and between Registrant and Mr. Michael W. Trudnak.	10-Q	11/14/2006
10.23	Amendment Agreement, dated November 10, 2006, by and between Registrant and Mr. Michael W. Trudnak.	10-Q	11/14/2006
10.24	Collaboration Agreement, dated March 23, 2007, by and between Registrant and Confirma, Inc.	10-Q	5/18/2007
10.25	Public and Investor Relations Agreement, dated May 8, 2007, by and between Registrant and Trilogy Capital Partners, Inc.	10-Q	8/17/2007
10.26	Software License Agreement, dated June 26, 2007, by and between Registrant and NAST.	10-Q	8/17/2007
10.27	Consultant Agreement, dated July 19, 2007, by and between Registrant and Medical Image Informatics.	10-Q	8/17/2007
10.28	Securities Purchase Agreement, dated August 6, 2007, by and among Registrant and Certain purchasers.	8-K	8/7/2007
10.29	Form of Series F and G Common Stock Purchase Warrant Issued to Certain Purchasers.	8-K	8/7/2007
10.30	Form of Non-Qualified Stock Option Award Agreement Issued to Certain Executive Officers Related to Continued Deferral of Salary	10-Q	11/13/2007
10.31	Strategic Alliance and Joint Development Agreement, dated October 16, 2007, by and between Registrant and with Control Screening, LLC, d/b/a AutoClear.	10-K	4/16/2008
10.32	Marketing License Agreement, dated November 1, 2007, by and between Registrant and EGC Informatics, Inc., d/b/a International Threat Detection Systems (“ITDS”).	10-K	4/16/2008
10.33	Consulting Agreement, dated July 19, 2008, by and between Registrant and BND Software.	8-K	7/22/2008
10.34	2009 Stock Compensation Plan, Adopted June 4, 2009	8-K	6/22/2009
10.35	Form of Non-Qualified Stock Option Award Agreement, 2009 Stock Compensation Plan	8-K	6/22/2009
10.36	Form of Restricted Stock Award Agreement, 2009 Stock Compensation Plan	8-K	6/22/2009
10.37	Form of Restricted Stock Rights Agreement, 2009 Stock Compensation Plan	8-K	6/22/2009
10.38	Amended Policy Independent Director Compensation, effective July 1, 2009	8-K	6/25/2009
10.39	Form of Independent Director Non-Qualified Stock Option Award Agreement	8-K	6/25/2009
10.40	2009 Stock Compensation Plan, amended and effective July 24, 2009	8-K	8/4/2009
10.41	Placement Agent Agreement, dated July 20, 2009, by and between Registrant and Grant Bettingen, Inc.	8-K	8/4/2009
10.42	Convertible Promissory Note, six month term	8-K	8/4/2009
14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers	10-KSB	4/15/2004
21	List of Subsidiaries.	10-K	4/2/2010
23.1	Consent of KBL, LLP			X
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)			X

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)	X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)	X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.
By: /s/ Michael W. Trudnak Michael W. Trudnak Chief Executive Officer (Principal Executive Officer)
By: /s/ Gregory E. Hare Gregory E. Hare Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael W. Trudnak Michael W. Trudnak	Chairman of the Board, Chief Executive Officer and Secretary, Director (Principal Executive Officer)	April 9, 2010
/s/ William J. Donovan William J. Donovan	President and Chief Operating Officer, Director	April 9, 2010
/s/ Gregory E. Hare Gregory E. Hare	Chief Financial Officer (Principal Financial and Accounting Officer)	April 9, 2010
/s/ Henry A. Grandizio Henry A. Grandizio	Director	April 9, 2010
/s/ Sean W. Kennedy Sean W. Kennedy	Director	April 8, 2010
/s/ Charles T. Nash Charles T. Nash	Director	April 9, 2010