Form 10-Q
period 2010-03-31
GUARDIAN TECHNOLOGIES INTERNATIONAL INC
filed 2010-05-14
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

 X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-28238

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

(Exact Name of Registrant As Specified In Its Charter)

Delaware	54-1521616
(State Or Other Jurisdiction Of Incorporation Or Organization)	(I.R.S. Employer Identification No.)

250 Exchange Place, Suite H, Herndon, Virginia  20170

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

 Yes __ No  ✓

The number of shares outstanding of the registrant’s common stock, as of May 13, 2010, was 65,340,665.

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

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends, “plans,” “should,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof (including their use in the negative), or by discussions of strategies, plans or intentions.  Such statements include but are not limited to statements under Part I, Item 1A - Risk Factors of our Form 10-K for the year ended December 31, 2009, Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report, and elsewhere in this Report.  A number of factors could cause results to differ materially from those anticipated by such forward-looking statements, including those discussed under Part II, Item 1A - Risk Factors of this Report. The absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including factors described in Part I, Item 1A - Risk Factors of our Form 10-K for the year ended December 31, 2009 and Part II, Item 1A -  Risk Factors of this Report.  You should carefully consider the factors described in Part I, Item 1A - Risk Factors of our Form 10-K for the year ended December 31, 2009, and Part II, Item 1A - Risk Factors of this Report in evaluating our forward-looking statements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

37

ITEM 4T.  CONTROLS AND PROCEDURES

37

PART II. OTHER INFORMATION

37

ITEM 1.     LEGAL PROCEEDINGS

37

ITEM 1A.  RISK FACTORS

38

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

40

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES AND CONVERTIBLE NOTES

40

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITy HOLDERS

41

ITEM 5.     OTHER INFORMATION

41

ITEM 6.     EXHIBITS

41

SIGNATURES

42

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31	December 31
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$ 42,579	$ 8,707
Accounts receivable	16,465	11,872
Prepaid expenses	23,655	21,721
Total current assets	82,699	42,300

Equipment, net	306,508	329,657

Other Assets
Other noncurrent assets	22,244	22,244
Intangible assets, net	347,882	352,578
Total assets	$ 759,333	$ 746,779

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 2,766,790	$ 2,469,674
Other accrued liabilities	4,434,670	3,967,127
Note payable and advances, related parties	226,000	226,000
Convertible notes payable	652,138	675,000
Convertible debentures	4,115,587	4,702,921
Derivative liabilities - embedded conversion feature of debentures	834,338	1,354,051
Deferred revenue	6,608	3,808
Total current liabilities	13,036,131	13,398,581

Common shares subject to repurchase, stated at estimated redemption value; 282,704 shares outstanding at March 31, 2010, and 302,222 shares outstanding at December 31, 2009
	36,751	42,311

Stockholders' Equity (Deficit)
Convertible preferred stock, $0.20 par value; authorized 1,000,000 shares
Shares issued and outstanding at March 31, 2010 - none
Shares issued and outstanding at December 31, 2009 - none	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares
Shares issued and outstanding at March 31, 2010 - 64,024,868
Shares issued and outstanding at December 31, 2009 - 58,992,880	64,025	58,993
Additional paid-in capital	75,311,385	74,087,250
Accumulated comprehensive income	63,671	62,481
Deficit accumulated	(87,752,630)	(86,902,837)
Total stockholders' equity (deficit)	(12,313,549)	(12,694,113)
Total liabilities and stockholders' equity (deficit)	$ 759,333	$ 746,779

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31
	2010	2009

Net revenues	$ 13,665	$ 49,840

Cost of sales	13,777	69,608

Gross profit (loss)	(112)	(19,768)

Selling, general and administrative expense	1,424,946	1,256,543

Operating loss	(1,425,058)	(1,276,311)

Other income (expense)	575,265	(900,485)

Net loss	$ (849,793)	$ (2,176,796)

Net loss per common share:
Basic and diluted	$ (0.01)	$ (0.05)

Weighted average number of common shares used in
computing basic and diluted net loss per share	62,292,373	47,131,238

Other comprehensive income (loss)
Comprehensive income (loss) - beginning of period	$ 62,481	$ 61,450
Cumulative translation adjustments	1,190	646

Comprehensive income (loss) - end of period	$ 63,671	$ 62,096

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (849,793)	$ (2,176,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,135	30,456
Stock-based compensation expense	558,315	174,154
Amortization of bridge notes and debentures discounts	16,500	5,671
Revaluation of derivative instrument expense (income)	(487,947)	732,712
Gain on settlement of debt	(241,600)	-
Other noncash (stock issued in lieu of interest paid)	3,892	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(4,593)	22,873
Decrease (increase) in prepaid expenses	(1,934)	29,406
Increase (decrease) in accounts payable	298,790	103,043
Increase (decrease) in accrued expenses	467,543	468,254
Increase (decrease) in deferred revenue	2,800	(10,323)
Net cash flows used in operating activities	(209,892)	(620,550)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patents	(635)	(1,263)
Net cash flows used in investing activities	(635)	(1,263)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	217,400	738,516
Proceeds (reduction) from short-term notes payable	27,138	-
Net cash flows provided by financing activities	244,538	738,516

Effect of exchange rate changes on cash and cash equivalents	(139)	3,580

Net increase in cash and cash equivalents	33,872	120,283
Cash and cash equivalents at beginning of the period	8,707	80,777

Cash and cash equivalents at end of the period	$ 42,579	$ 201,060

Supplemental disclosure of cash flow information:
Remeasurement of common stock subject to repurchase	$ 2,827	$ (27,200)
Reclassification of common stock previously subject to repurchase	2,733	-
Conversion of short-term convertible notes to common stock	50,000	10,000
Conversion of convertible debenture to common stock	377,500	-
Interest paid during the period in cash	-	450

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

 (2)

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated financial statements do not include complete footnotes and financial statement presentations. As a result, these unaudited condensed consolidated financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009, included in our 2009 Annual Report on Form 10-K. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for those periods presented. The preparation of financial statements in conformity with United States (U.S.) generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year. The Company maintains a web site at www.guardiantechintl.com, which makes available free of charge our recent annual report and other filings with the SEC.

These unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. Our independent registered public accounting firm’s reports on the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2009, as well as our predecessor independent registered public accounting firm’s reports on the consolidated financial statements for the years ended December 31, 2008 and 2007, contain an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

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

Summary of Significant Accounting Policies

As disclosed in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2009, the discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex and, consequently, actual results could differ from those estimates and assumptions. Since December 31, 2009, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Under guidelines of ASC 815-40, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” public companies that are required, or that could be required, to deliver shares of common stock as part of a physical settlement or a net-share settlement, under a freestanding financial instrument, are required to initially measure the contract at fair value (or allocate on a fair value basis if issued as part of a debt financing), and report the value in permanent equity. However, in certain circumstances (e.g. the company could not ascertain whether sufficient authorized shares exist to settle the contract), permanent equity classification should be reassessed. The classification of the contract as permanent equity should be reassessed at each balance sheet date and, if necessary, reclassified as a liability on the date of the event causing the reclassification. If a reclassification occurs from permanent equity to a liability, the fair value of the financial instrument should be removed from permanent equity as an adjustment to stockholders’ equity. Any portion of the contract that could be net-share settled as of the balance sheet date would remain classified in permanent equity. Subsequent to the initial reclassification event, changes in fair value of the instrument are charged to expense until the conditions giving rise to the reclassification are resolved.  When a company has more than one contract subject to reclassification, it must determine a method of reclassification that is systematic, rational, and consistently applied. The Company adopted a reclassification policy that reclassifies contracts with the latest inception date first. To the extent that changes in fair value of  equity instruments relates to financings since November 8, 2006 (the date of first closing under the debenture financing with reset provisions that made the number of potentially issuable shares indeterminable), the increase or decrease in the fair value of the warrants is charged or credited to interest expense. To the extent the equity instruments relate to other transactions (e.g. consulting expense), the increases or decreases are charged or credited based on the nature of the transaction. The number of additional shares potentially issuable under the derivative and warrant liabilities was determinable as of the final milestone reset date on May 20, 2008, and therefore, the derivative and warrant liabilities were reclassified as stockholders’ equity in accordance with currently effective generally accepted accounting principles.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current period presentation.  These classifications had no effect on the previously reported net loss.

Geographic and Segment Information

The Company has two groups of products and services - Security (PinPoint™) and Healthcare (Signature Mapping™ Medical Computer Aided Detection (“Medical CAD”)), and operates in two geographic markets. The Company has determined that as of the balance sheet date, it operates as a single operating unit since the two products make up a slight revenue stream to the Company.  Revenue during the first quarter ended March 31, 2010, of $13,665 and $49,840 as of March 31, 2009, was from research activities of our security product.

The Company increased efforts and focus in developing the PinPoint™ and Signature Mapping™ imaging technologies, and discontinued active marketing of the FlowPoint™ product in January 2009, whereby the Company’s existing small customer base in England was assigned to Richard Mace Solutions Ltd for the purpose of continuous service to these customers. Accordingly, we entered into two licensing arrangements for a perpetual, nonexclusive and nontransferable license to use, modify, create derivative works from, market and sublicense our FlowPoint™ RIS and PACS solutions. Royalties generated from these licensing agreements is not anticipated to be a significant portion of our revenue.

The Company operates in North and South America, and Europe.  In general, revenues are attributed to the country in which the contract originates.

Segment and Geographic Information	Three Months Ending March 31
	2010	2009
Net revenues:
The Americas:
Software licenses	$ -	$ -
Research funding	13,665	49,840
Maintenance and support	-	-
Hardware and related	-	-
The Americas	13,665	49,840

United Kingdom:
Software licenses	-	-
Research funding	-	-
Maintenance and support	-	-
Hardware and related	-	-
United Kingdom	-	-
Total net revenues	$ 13,665	$ 49,840

Cost of sales:
The Americas:
Software licenses	$ -	$ -
Research funding	13,777	69,608
Maintenance and support	-	-
Hardware and related	-	-
The Americas	13,777	69,608

United Kingdom:
Software licenses	-	-
Research funding	-	-
Maintenance and support	-	-
Hardware and related	-	-
United Kingdom	-	-
Total cost of sales	$ 13,777	$ 69,608

Operating (loss):
The Americas:
Software licenses	$ (1,420,723)	$ (1,233,098)
Research funding	(4,011)	(38,328)
Maintenance and support	-	-
Hardware and related	-	-
The Americas	(1,424,734)	(1,271,426)

United Kingdom:
Software licenses	-	-
Research funding	-	-
Maintenance and support	(324)	(4,885)
Hardware and related	-	-
United Kingdom	(324)	(4,885)
Total operating (loss)	$ (1,425,058)	$ (1,276,311)

Depreciation and amortization:
The Americas:
Software licenses	$ 27,811	$ 30,008
Research funding	-	-
Maintenance and support	-	-
Hardware and related	-	-
The Americas	27,811	30,008

United Kingdom:
Software licenses	-	-
Research funding	-	-
Maintenance and support	324	446
Hardware and related	-	-

United Kingdom	324	446
Total depreciation and amortization	$ 28,135	$ 30,454

Total assets:
The Americas	750,908	1,023,156
United Kingdom	8,425	10,701
Total	$ 759,333	$ 1,033,857

Long-lived assets, net:
The Americas	648,452	724,496
United Kingdom	5,938	7,000
Total	$ 654,390	$ 731,496

Long-lived assets, net: Consists of software, goodwill, patents, property and equipment, and other noncurrent assets.

Stock-Based Compensation

The Company has two active equity compensation plans which include the Amended and Restated 2003 Stock Incentive Plan and the 2009 Stock Compensation Plan (collectively, the “Plans”). A total of 50,000,000 shares have been reserved for issuance under these Plans in the form of stock-based awards to employees, non-employee directors and outside consultants of the Company, of which 28,475,730 shares remain available for issuance thereunder as of March 31, 2010. The grant of awards under the Plans require approval by the Compensation Committee of the Board of Directors of the Company (or the Board of Directors, in the absences of such a committee) (the “Committee”), and the Committee is authorized under the Plans to take all actions that it determines to be necessary or appropriate in connection with the administration of the Plans.

The Company adopted the provisions of ASC 718-10 to account for its share-based payments. ASC 718-10 requires all share-based payments to employees or to non-employee directors as compensation for service on the Board of Directors to be recognized as compensation expense in the consolidated financial statements based on the estimated fair values of such payments, and the related expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience within separate groups of employees. The fair value of each option granted was estimated on the date of grant using the Black-Scholes Merton option pricing model (Black-Scholes model). In accordance with ASC 718-10, the Company recognized total stock-based compensation expense for employees and non-employee members of the Board of Directors during the three months ended March 31, 2010 of $438,335, and $171,644 for the same period during 2009.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are not transferable.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes Merton option pricing model (Black-Scholes model) with the following assumptions weighted-average assumptions:

Black-Scholes Model Assumptions	2010	2009

Risk-free interest rate (1)	3.01%	1.25%
Expected volatility (2)	134.3%	122.6%
Dividend yield (3)	0.0%	0.0%
Expected life (4)	6.5 years	6.5 years

(1)	The risk-free interest rate is based on US Treasury debt securities with maturities similar to the expected term of the option.
(2)	Expected volatility is based on historical volatility of the Company*s stock factoring in daily share price observations.
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

The Company accounts for stock options granted to non-employees in accordance with ASC 718-10 and ASC 505-50, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services” and, accordingly, recognizes as an expense the estimated fair value of such options as calculated using the Black-Scholes model. However, fair value is remeasured during the service period at each balance sheet date, and is amortized over the service period to vesting for each option or the term of the recipient’s contractual arrangement, whichever is shorter. Total stock-based compensation expense for consultants during the three months ended March 31, 2010 and 2009 were $119,980 and $2,510, respectively.

The Amended and Restated 2003 Stock Incentive Plan

On August 29, 2003, the Board of Directors adopted the 2003 Stock Incentive Plan, and amended and restated the plan on December 2, 2003. The Amended and Restated 2003 Stock Incentive Plan (“2003 Plan”) was approved by the shareholders on February 13, 2004, pursuant to which it grants stock-based compensation in the form of options which will result in the issuance of up to an aggregate of 30,000,000 shares of the Company’s common stock. Such options granted allow a grantee to purchase a fixed number of shares of the Company’s common stock at a fixed exercise price equal to the quoted market price (or 110% thereof for ISOs issued to a holder of 10% or greater beneficial ownership) of the shares at the date of the grant (“ISOs”), as well as nonqualified stock option (“NQSOs”) grants to executive officers, non-employee directors and consultants.  The options may vest on a single date or over a period of time, but normally they do not vest unless the grantee is still employed by, or a director of, the Company on the vesting date.  Compensation expense for these grants is recognized over the requisite service period, which is typically the period over which the stock-based compensation awards vest.

Pursuant to the terms of the Plan, the Company may grant Non-Qualified Options to directors or consultants of the Company and its subsidiaries at any time, and from time to time, as shall be determined by the Committee. The 2003 Plan also provides for Incentive Options to be available to any officer or other employee of the Company or its subsidiaries as selected by the Board of Directors or a committee appointed by the Board.

Options granted under the Plan must be evidenced by a stock option agreement in a form consistent with the provisions of the 2003 Plan. Each option shall expire on the earliest of (a) ten (10) years from the date it is granted, (b) sixty (60) days after the optionee dies or becomes disabled, (c) immediately upon the optionee's termination of employment or service or cessation of Board service, whichever is applicable, or (d) such date as the Committee shall determine, as set forth in the relevant option agreement; provided, however, that no ISO which is granted to an optionee who, at the time such option is granted, owns stock possessing more than ten (10) percent of the total combined voting power of all classes of stock of the Company or any of its subsidiaries, shall be exercisable after the expiration of five (5) years from the date such option is granted.

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

To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period in which it may be exercised in accordance with the terms and provisions of the Plan described above, the Incentive Option or Non-Qualified Option will expire as to any then unexercised portion. To exercise an option, the 2003 Plan participant must tender an amount equal to the total option exercise price of the underlying shares and provide written notice of the exercise to the Company. The right to purchase shares is cumulative so that once the right to purchase any shares has vested; those shares or any portion of those shares may be purchased at any time thereafter until the expiration or termination of the option.

The following is a summary of the Company’s stock options compensation under the 2003 Plan for the three-month period ended March 31, 2010 issued to employees, non-employee members of the Board of Directors and consultants.

	Exercise Price	Number of Options
Fiscal Year and Activity
Outstanding at December 31, 2009	$ 1.03	15,548,521

2010 activity
Granted at fair value	0.15	762,000
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2010	0.79	16,310,521

Exercisable at March 31, 2010	$ 1.05	10,951,521

Reserved for future issuance at March 31, 2010		12,021,479

The 2009 Stock Compensation Plan

On June 4, 2009, the Board of Directors adopted the 2009 Stock Compensation Plan (“2009 Plan) which provides for the grant or issuance of up to an aggregate of 20,000,000 shares of the Company’s common stock for non-qualified stock options (“NQSOs”), restricted stock awards (“RSAs”), restricted stock rights (“RSRs”), or common stock awards (“Common Stock Awards”) (a NQSO, RSA, RSR or Common Stock Award, individually, an “Award;” collectively, “Awards”). The exercise price of NQSOs may not be less than 100% of the fair market value of the stock on the date of the option grant, and may only be exercised at such times as may be specified by the Committee and provided for in an award agreement, but may not be exercised after ten years from the date on which it was granted.  RSAs and RSRs consist of a specified number of shares of the Company’s Common Stock that are, or may be, subject to restrictions on transfer, conditions of forfeiture, and any other terms and conditions for periods determined by the Committee. Generally, unless the Committee determines otherwise, once the restricted stock vests, the shares of Common Stock specified in the Award will be free of restriction, subject to any applicable lock up period. Prior to the termination of the restrictions, under a RSA (but not a RSR), a Participant may vote and receive dividends on the restricted stock unless the Committee determines otherwise, but may not sell or otherwise transfer the shares. Common Stock Awards under the plan may be issued free of restriction and may vest immediately; however, the Committee may impose vesting and other restrictions related to the grant of such common stock Awards.  Compensation expense for these Awards is recognized over the period they vest, although generally common stock awards vest immediately, while the RSAs, RSRs and NQSOs will have a vesting period.

The following is a summary of the number and type of Awards granted to, or exercised or forfeited by, employees, non-employee members of the Board of Directors and consultants pursuant to the Company’s 2009 Stock Compensation Plan for the three months ended March 31, 2010 is as follows:

	Weighted-Average Grant or Exercise Price Per Share

Fiscal Year and Activity		Number of Shares
Shares reserved for issuance		20,000,000

Issued as of December 31, 2009	$ 0.21	1,434,329

2010 activity
Stock awards	0.15	2,111,420
Restricted stock awards	-	-
Restricted stock rights	-	-
Non-qualified stock options	-	-
Issued during 2010	0.15	2,111,420

Reserved for future issuance		16,454,251

In accordance with ASC 718-10, the Company recognized stock-based compensation expense for employees and non-employee members of the Board of Directors of approximately $438,335 for the three-month period ended March 31, 2010 and $171,644 for the same period in 2009, and stock-based compensation expense for consultants of approximately $119,980 for the three-month period ended March 31, 2010 and $2,510 for the same period in 2009. All options granted in the three-month period ended March 31, 2010 were at fair value, and the related compensation expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. For financial statement purposes, depreciation is provided on the straight-line method over the estimated useful life of the asset ranging from 3 to 10 years.

	(Unaudited)
Asset (Useful Life)	March 31, 2010	December 31, 2009

Software (3 years)	$ 84,224	$ 84,224
Computer equipment (3 to 5 years)	324,990	316,302
Furniture and fixtures (7 to 10 years)	488,239	488,239
Equipment (7 to 10 years)	34,265	34,265
	931,718	923,030
Less accumulated depreciation	625,210	526,989
Equipment, net	$ 306,508	$ 396,041

Depreciation expense for property and equipment was $22,804 and $25,546 in the three months ended March 31, 2010 and 2009, respectively, and is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Goodwill and Other Intangible Assets

Excess of Purchase Price over Net Assets Acquired (Goodwill) – The Company follows the provisions of ASC 805-10, “Business Combinations” and ASC 350-10, “Goodwill and Other Intangible Assets.” These statements establish financial accounting and reporting standards for acquired goodwill.  Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. Effective January 1, 2002, with the adoption of ASC 350-10, goodwill must be evaluated for impairment and is no longer amortized. Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired. To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets. Based on a net realizable value analysis as of June 30, 2007, goodwill from the acquisition of Wise Systems Ltd. was determined to be fully impaired. Therefore, there was no amortization expense of goodwill during the three months ending March 31, 2010 and the same period in 2009.

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

Intangible Assets – Intangible assets consist of acquired software and patents. The acquired software is being amortized using the straight-line method over 5 years. Patent acquisition costs pertaining to PinPoint™ have been capitalized and are being amortized over the 20-year legal life of the patents. The Company evaluates the periods of amortization continually to determine whether later events or circumstances require revised estimates of useful lives. Amortization expense for intangible assets was $5,331 and $4,908 during the three months ending March 31, 2010 and 2009, respectively, and is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations. The Company’s intangible software technology was fully amortized as of December 31, 2009. Therefore, there was no amortization costs associated with software technology during the three-month period ended March 31, 2010. The Company anticipates incurring additional patent acquisition costs during the current fiscal year ending December 31, 2010.

Three Months Ended March 31, 2010
	Beginning Period Cost	Additions	Reductions	Net Book Value
Intangibles with finite lives:
Software technology	$ -	$ -	$ -	$ -
Patent acquisition costs	352,578	635	5,331	347,882
	$ 352,578	$ 635	$ 5,331	$ 347,882

Recently Issued Accounting Pronouncements

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

(3)

Financial Condition, Going Concern Uncertainties and Events of Default

During the three-month period ended March 31, 2010, Guardian’s revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. As discussed below, we are in default under the terms of our outstanding Series A Debentures which became due on November 7, 2008.  We received a notice of default from three holders of the debentures. The amount due to our debenture holders for interest and principal as of March 31, 2010, was approximately $2,899,246 (of which $1,738,205 represents principal and $1,1,161,041 in accrued interest and late fees), exclusive of potential default amounts of approximately $2,377,382. Also, we have outstanding trade and accrued payables of $7,201,460 including accrued salaries due to our employees and management of $4,134,737. Also, our Chief Executive Officer’s net outstanding noninterest-bearing loans were $226,000, and other short-term loans of $652,138.

Our independent registered public accounting firm’s report on the consolidated financial statements included in our annual report on Form 10-K for the years ended December 31, 2009, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

During the period June through August 2009, at a series of closings, Guardian issued six month convertible promissory notes to an aggregate of 12 accredited investors in the aggregate principal amount of $725,000. The six-month notes accrue interest at a rate of 10% per annum. The notes are convertible, at the holder’s option, into shares of common stock at a conversion price of $0.25 per share. If converted, each holder is entitled to receive Class M common stock purchase warrants for the right to purchase an equal number of shares and are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions, and expire sixty (60) months from the date the warrants were issued. Two note holders have converted an aggregate of $100,000 in principal amount and $6,144 of accrued interest into an aggregate of 424,575 shares of common stock, and 424,575 Class M Warrants. The remaining balance of the convertible notes as of March 31, 2010 is $625,000, of which $350,000 were extended for an additional six months and are convertible upon their maturity between June through July 2010, $125,000 was past due as of March 31, 2010, and $150,000 was extended for three months to March 31, 2010 and the note holder was issued 150,000 Class M warrants for the extension. Of the $125,000 past due, $50,000 matured in December 2009, and $75,000 matured in February 2010. The $150,000 that became due on March 31, 2010 continues outstanding as of the date of this report, and the Company may be considered in default. Guardian has insufficient funds to pay the notes or the related accrued interest as of their maturity dates, and is therefore in default under the notes. On March 10, 2010, one note holder in the amount of $25,000 issued a default notice to the Company. The Company is seeking to re-negotiate the terms of the notes, including the extension of their maturity date of the principal and interest. As a condition to any such extension, the note holders may seek to amend or modify certain other terms of the notes. Guardian’s failure to pay (i) any principal payment on the due date, or (ii) any interest or other payment required under the terms of the note on the date due and such payment shall not have been made within fifteen (15) days of Company's receipt of the note holder's written notice to the Company of such failure to pay, shall be deemed an event of default. Upon the occurrence or existence of any event of default, and at any time thereafter during the continuance of such event of default, the note holder may declare all outstanding obligations payable by Company thereunder to be immediately due and payable without presentment, demand, protest or any other notice of any kind, all of which are expressly waived.  In addition to the foregoing remedies, upon the occurrence or existence of any event of default, the note holder may exercise any other right, power or remedy granted to it by the note or otherwise permitted to it by law, either by suit in equity or by action at law, or both.

In March 2010, Guardian sold to certain accredited investors units of securities of the Company, each such unit consisting of 80,000 shares of common stock and 80,000 Class N Common Stock Purchase Warrants. At a series of closings, Guardian sold an aggregate of 11.5 units of securities, issued an aggregate of 920,000 shares of common stock and 920,000 Class N Warrants for gross proceeds of $230,000 (or $217,400, net of commission and other expenses of $12,600). The Class N Warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, and certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance.

As of March 31, 2010, we had a cash balance of $42,579. Subsequently and through May 14, 2010, we received $291,000 ($274,130, net of commissions and expenses in the amount of $16,870) from the issuance and sale of 1,164,000 shares of common stock and 1,164,000 Class N Warrants. Management believes these funds to be insufficient to fund our operations, absent any cash flow from operations or funds from the sale of our equity or debt securities. We are currently spending or incurring (and accruing) expenses of approximately $345,000 per month on operations and the continued research and development of our 3i technologies and products.  Management believes that we will require approximately an additional $4,140,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. This assumes that holders of our outstanding debentures and convertible notes convert such debt into shares of our common stock or that we are able to extend the term of the debentures and notes, of which there can be no assurance.  In the event we are unable to extend the term of the debentures and convertible notes, the debenture and convertible note holders do not convert such debt or require payment of the interest and principal, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures (excluding convertible notes), we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

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

Our outstanding Series A convertible debentures became due on November 7, 2008.  During the three months ended March 31, 2010, our debenture holders converted an aggregate of $377,500 in principal amount into an aggregate of 1,510,000 shares of our common stock. As of March 31, 2010, $1,738,205 in principal amount and $1,161,041 of unpaid interest and late fee was outstanding under the debentures. Failure to pay the debentures, unpaid interest and certain late fees, constitutes an event of default under the debentures and that failure to remit payment of the debentures and all late fees may result in enforcement of their rights and remedies under the debentures and applicable law. As of the date of this report, the holders have not sought to enforce their rights under the debentures. We have and may in the future seek to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with our debenture holders with regard to any such repayment, repurchase or extension. Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance. Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.

We did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008, October 1, 2008, January 1, 2009, April 1, 2009, July 1, 2009, October 1, 2009, January 1, 2010, and April 1, 2010, which may be deemed to be events of default under the debentures.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after we become aware of such default, will be deemed an event of default. Guardian has not maintained the registration of the shares underlying the debentures and Series D Warrants to permit the reoffer and resale of such shares as required under the terms of our agreements with the holders of the debentures which also may be deemed an event of default under the Debentures.

If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law. In the event the debenture holders make such a demand, Guardian currently has insufficient funds to meet such demand. As of the date of this report, three debenture holders have sent notices of default under such debenture, and we may be considered in default by other debenture holders. In anticipation of such election by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $722,299 as of December 31, 2008, and $2,587,216 as of December 31, 2009. As of March 31, 2010, the default amount was remeasured at approximately $2,377,382, which is reflected in the carrying value of the debentures. This default amount was recognized as interest expense in Fiscal 2007 of approximately $645,641, and additional default amount during Fiscal 2008 and 2009 of $76,658 and $1,864,917, respectively. During the three months ended March 31, 2010, a decrease in the default amount of $209,834 was recognized as a reduction of interest expense.

During Fiscal 2010, our total stockholders’ deficit decreased by $380,564 to $12,313,549, and our consolidated net loss was $849,793 for the three months ended March 31, 2010. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Guardian’s insolvency continues to increase the uncertainties related to its continued existence. Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

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

As shares of common stock are sold by the holders and/or the Company registers its outstanding shares of common stock, the then current fair value of those shares, based on the redemption value, shall be reclassified from temporary equity to permanent equity.  During the three months ending March 31, 2010, the temporary equity account was decreased and the permanent equity account increased by $2,827 for the change in the estimated redemption value of the outstanding shares currently held by the shareholders of Difference Engines Corporation, and reduced by $2,733 for the reclassification of common shares previously subject to repurchase. Since the acquisition of the intellectual property and through March 31, 2010, the cumulative effect on the temporary equity account for the change in the estimated redemption value of the outstanding shares held by the shareholders of Difference Engines Corporation is a reduction of $1,371,691, and due to the sale of Guardian stock previously held by the shareholders of Difference Engines Corporation is a reduction of $635,786. Therefore, the balance of the temporary equity account for the purchase of the intellectual property owned by Difference Engines as of the consolidated balance sheet date is $36,751.

(5)

Stockholders’ Equity

Issuance of Common Stock and Related Common Stock Warrants

During March 2010, the Company accepted direct investments from accredited investors of an aggregate of $230,000 ($217,400, net of commissions and expenses in the amount of $12,600), and issued 920,000 shares of common stock. In addition, the Company issued an aggregate of 920,000 Class N common stock purchase warrants exercisable at a price of $0.25 that contain a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provision. The warrants expire in March 2015. Common stock was increased by approximately $920 for the par value of the shares and $216,480 to paid-in capital

On March 12, 2009, the Company agreed to convert a $50,000 outstanding convertible promissory note for an aggregate of 200,000 shares of common stock, and 200,000 Class M common stock purchase warrants. The conversion price of the note was $0.25. The note holder also converted accrued and unpaid interest of $3,892 for 15,568 shares of common stock, and 15,568 Class M common stock purchase warrants. The warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance. Common stock was increased by $216 for the par value of the shares and paid-in capital was increased by $53,676.

Other Common Stock Issued including Exercise of Warrants and Options

On March 16, 2010, the Company issued to consultant 100,000 shares of common stock as compensation for services rendered. Common stock was increased by $100 for the par value of the shares and $13,900 to paid-in capital. Deferred compensation expense of $14,000 was recorded the three months ending March 31, 2010.

On March 1, 2010, the Company issued to two consultants 82,528 shares of common stock as compensation for services rendered. The shares were issued under the 2009 Stock Compensation Plan. Common stock was increased by $82 for the par value of the shares and paid-in capital was increased by approximately $8,996. Deferred compensation expense of $6,578 was recorded the three months ending March 31, 2010.

In February 2010, the Company issued to two consultants 303,892 shares of common stock as compensation for services rendered. The shares were issued under the 2009 Stock Compensation Plan. Common stock was increased by $304 for the par value of the shares and paid-in capital was increased by approximately $45,280. Deferred compensation expense of $38,231 was recorded for the three months ended March 31, 2010.

In January 2010, the Company issued an aggregate of 1,725,000 shares of common stock under the 2009 Stock Compensation Plan. The fair value of the stock was $266,250, resulting in an increase in common stock by $1,725 for the par value of the shares, $264,525 to paid-in capital, and $266,250 to stock-based compensation expense.

From January 13 – 19, 2010, in accordance with the terms of the Company’s outstanding Series A Debentures, four debenture holders converted $377,500 in principal amount of their debentures into an aggregate of 1,510,000 shares of common stock. Three of such debenture holders converted their outstanding principal amount in full. Common stock was increased by $1,510 for the par value of the shares and paid-in capital was increased by approximately $375,990.

On January 7, 2010, the Company issued to consultant 175,000 shares of common stock as compensation for services rendered. Common stock was increased by $175 for the par value of the shares and paid-in capital was increased by approximately $22,575. Deferred compensation expense of $22,750 was recorded for the during the service period ending March 31, 2010.

Other Common Stock Warrants Issued

On January 1, 2010, the Company issued to a convertible note holder 150,000 Class M common stock purchase warrants as an inducement to extend the note to March 31, 2010. The warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance. The fair value of the warrants on the date of issuance was $16,500.

The Company has issued warrants as compensation to its bridge note holders, placement agents and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.  The table below shows by category, the warrants issued and outstanding at March 31, 2009.

Common Stock Purchase Warrants	Number of Warrants Outstanding and Exercisable	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Placement agents	15,260	November 2003	$ 1.95	December 2010
	239,745	May 2004	1.95	December 2010
	48,000	April 2005	3.00	August 2010
	92,500	July 2005	2.60	July 2010
	311,760	November 2006	0.25	November 2011
	311,760	April 2007	0.25	April 2012
	47,564	July 2007	1.17	July 2012

	198,154	June 2009	0.25	November 2011
	198,154	June 2009	0.25	April 2012
	272,827	June 2009	0.45	June 2014
	108,000	July 2009	0.25	July 2014
	205,000	December 2009	0.28	December 2014
	2,048,724

Note and debenture holders	142,652	December 2003	0.75	December 2010
	53,334	April 2004	0.75	December 2010
	200,000	August 2006	0.50	May 2010
	600,000	August 2006	1.60	August 2011
	1,794,455	November 2006	0.25	November 2011
	1,794,456	April 2007	0.25	April 2012
	243,666	April 2007	1.60	April 2011
	10,000	December 2007	0.70	December 2012
	18,293	February 2009	0.41	February 2014
	1,140,555	June 2009	0.25	November 2011
	1,140,554	June 2009	0.25	April 2012
	209,007	November 2009	0.25	November 2014
	150,000	January 2010	0.25	January 2015
	7,496,972

Private placement investors	10,000	July 2005	2.00	December 2010
	8,000	May 2007	0.75	December 2010
	864,798	July 2007	1.17	July 2012
	1,312,500	August 2007	0.80	August 2010
	1,312,500	August 2007	1.75	August 2012
	1,500,000	February 2008	0.70	February 2013
	214,285	March 2008	0.75	March 2013
	2,142,850	April 2008	0.70	April 2013
	2,682,553	Sept to Dec 2008	0.41	Sept to Dec 2013
	4,358,981	Jan to Apr 2009	0.41	Jan to Apr 2014
	1,413,000	June to Aug 2009	0.25	June to Aug 2014
	3,631,973	August 2009	0.25	July to Dec 2013
	214,285	September 2009	0.41	December 2012
	2,290,000	Oct to Dec 2009	0.25	Oct to Dec 2014
	1,135,568	March 2010	0.25	March 2015
	23,091,293

Consultants	60,000	February 2008	0.54	February 2013
	200,000	December 2009	0.25	December 2014
	260,000

Total Warrants Issued/Outstanding	32,896,989

 (6)

Subsequent Events

Subsequent events are reported by the Company to disclose events that have occurred after the balance sheet date, but before the financial statements are issued. Such events may be to provide additional information about conditions that existed at the date of the balance sheet, or conditions that did not exist at the balance sheet date. The Company has evaluated subsequent events through May 14, 2010.

On April 19, 2010, the Company received an order from IDECO Group Limited, in South Africa, for three fully automated Signature Mapping Tuberculosis Diagnostic (“TBDx™”) systems. Shipment of the three systems is for the final clinical evaluation of the TBDx™ fully automated detection system that will begin in May 2010 with the South African National Health Laboratory Services (the "NHLS"). At the end of the clinical evaluation, the three TBDx systems will be assigned to the NHLS laboratories involved in ongoing tuberculosis research.

The Company continues to be in default on its $1,738,205 outstanding Series A 10% Senior Convertible Debentures, which became due on November 7, 2008, and did not make timely payment of the interest due on April 1, 2009. As the Company continues to have insufficient funds to repay the debentures and related unpaid interest and late fees, the Company may be considered in default by the debenture holders. The Company is seeking to re-negotiate the terms of the debentures, including the repurchase of the debentures and/or seeking to extend their maturity date, although the Company has not reached any agreement with regard to such repurchase or extension. As a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. There can be no assurances that the Company will be successful in its efforts in renegotiating the terms of the debentures, or receive additional financing, any bank borrowing, and grant funding to repay the debentures.

The Company continues to be in default of $275,000 of its six-month convertible promissory notes that were issued from June through August, 2009. The Company has insufficient funds to pay the convertible notes or the related accrued and unpaid interest as of their maturity dates, and is therefore in default under the notes. On March 10, 2010, one note holder issued a notice of default to the Company. The Company is seeking to re-negotiate the terms of the notes, including the extension of their maturity date of the principal and interest. As a condition to any such extension, the note holders may seek to amend or modify certain other terms of the notes.

On May 11, 2010, an investor exercised 50,000 Series D Common Stock Purchase Warrants in a cashless exercise to purchase an aggregate of 16,940 shares of common stock. There were no fees or commissions incurred in the transaction. The carrying value of the warrants was approximately $16,427.

From April 13 through May 14, 2010, the Company sold to accredited investors an aggregate of 1,164,000 shares of common stock and 1,164,000 Class N Warrants for gross proceeds of $291,000 ($274,130, net of commissions and expenses in the amount of $16,870). The warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire in sixty (60) months from the date of issuance.

On April 24, 2010, the Company’s Compensation Committee approved the re-pricing of fully vested outstanding incentive and non-qualified stock options to purchase an aggregate of 10,552,921 shares of common stock, $.001 par value per share (“Common Stock”), of the Company previously granted to officers, directors, employees and consultants of the Company (the “Outstanding Options”) pursuant to the Company’s Amended and Restated 2003 Stock Incentive Plan. The Compensation Committee re-priced the Outstanding Options to a price equal to the mean between the closing bid and asked quotations for the Company’s Common Stock on April 26, 2010, as reported on the OTC Bulletin Board, the quotation service for the Company’s shares of Common Stock, namely, $0.30 per share. The Outstanding Options had been issued with exercise prices ranging from $0.43 to $5.27 per share, which prices represented the fair market value of a share of Common Stock on the date of each such grant.  The Compensation Committee re-priced the Outstanding Options as compensation for the hardship of each optionee not regularly receiving his or her salary, wages, or other compensation due during the period April 6, 2006, through and including the present and ongoing, and the continued or continuing non-payment of such amounts by the Company.  The Compensation Committee determined that such action was in the best interest of the Company and its stockholders.

(7)

Fair Value Measurement

The Company determines the fair value of its derivatives that are classified as liabilities, on a recurring basis using significant unobservable inputs.  The fair value measurement of these liabilities is consistent with ASC 820, "Fair Value Measurements"  ASC 820 did not have an impact on the consolidated financial position or results of operations; however, the required disclosure for the period ended March 31, 2010 is as follows:

Liabilities Measured at Fair Value	Convertible Notes and Debentures, Net of Discount (1)	Embedded Conversion Feature of Debentures (2)	Total
Beginning balance as of December 31, 2009	$ 4,702,921	$ 1,354,051	$ 6,056,972
Revaluation (gain)/loss in interest expense	(209,834)	(278,113)	(487,947)
Conversions	(377,500)	(241,600)	(619,100)
Ending balance as of March 31, 2010	$ 4,115,587	$ 834,338	$ 4,949,925

Total (gain)/loss from revaluation of derivatives included in earnings for the period and reported as an adjustment to interest	$ (209,834)	$ (278,113)	$ (487,947)

(1) The balance as of March 31, 2010, includes $1,738,205 for the outstanding convertible debentures issued November 8, 2006 and April 12, 2007, and an additional amount of $2,377,382 for the event of default provision under the debentures, including accrued and unpaid for 2007, 2008, 2009 of $645,641, $76,658, and $1,858,361, respectively, and a reduction in the default amount during the three months ended March 31, 2010 of $209,834.

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

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, intangible assets, and contingencies.  We base our estimates on historical experience, where available, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions and conditions.

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

Our independent registered public accounting firm’s report on the consolidated financial statements included herein for the years ended December 31, 2009 contain an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

Overview

Guardian Technologies International, Inc. was incorporated in the State of Delaware in February 1996. For certain risk factors related to the Company, please refer to Item 1A - Risk Factors of our Form 10-K the year ended December 31, 2009, and Item 1A, Part II of this Report.

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

Our outstanding Series A convertible debentures became due on November 7, 2008. As of March 31, 2010, $1,738,205 in principal amount and $1,161,041 of unpaid interest and late fee were outstanding under the debentures. Failure to pay the debentures, unpaid interest and certain late fees, constitutes an event of default under the debentures and that failure to remit payment of the debentures and all late fees may result in enforcement of their rights and remedies under the debentures and applicable law. As of the date of this report, the holders have not sought to enforce their rights under the debentures. We have and may in the future seek to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with our debenture holders with regard to any such repayment, repurchase or extension. Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance. Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.

As of March 31, 2010, the Company was in default of $125,000 of its $625,000 six-month convertible promissory notes that were issued from June through August, 2009. The Company has insufficient funds to pay the convertible notes or the related accrued and unpaid interest as of their maturity dates, and is therefore in default under the notes. On March 10, 2010, one note holder issued a notice of default to the Company. The Company is seeking to re-negotiate the terms of the notes, including the extension of their maturity date of the principal and interest. As a condition to any such extension, the note holders may seek to amend or modify certain other terms of the notes.

We offer two principal “intelligent imaging informatics” (“3i™”) products. These products are as follows:

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

We submitted proposals for locations within the U.S. that are designated ‘high threat targets” to provide PinPoint™ for private facility security. These opportunities would permit Guardian to have deployed sites in a public facility as well as other advantages.  We will continue to pursue opportunities for the deployment of our PinPoint™ product. Also, during 2009, we received an export license for demonstration purposes as we further pursued the opportunity in South Africa. We are in discussions with a security company in South Africa as well as the government to provide our PinPoint™ technology.

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

Recent Developments - Signature Mapping™

On April 19, 2010, the Company received an order from IDECO Group Limited, in South Africa, for three fully automated Signature Mapping Tuberculosis Diagnostic (“TBDx™”) systems. Shipment of the three systems is for the final clinical evaluation of the TBDx™ fully automated detection system that will begin in May 2010 with the South African National Health Laboratory

Services (the "NHLS"). At the end of the clinical evaluation, the three TBDx systems will be assigned to the NHLS laboratories involved in ongoing tuberculosis research.

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

The Company increased efforts and focus in developing the PinPoint™ and Signature Mapping™ imaging technologies, and discontinued active marketing of the FlowPoint™ product in January 2009, whereby the Company’s existing small customer base in England was assigned to Richard Mace Solutions Ltd for the purpose of continuous service to these customers. Accordingly, we entered into two licensing arrangements for a perpetual, nonexclusive and nontransferable license to use, modify, create derivative works from, market and sublicense our FlowPoint™ RIS and PACS solutions. Royalties generated from these licensing agreements is not anticipated to be a significant portion of our revenue.

Principal Offices

On May 14, 2010, the Company relocated its principal offices to 250 Exchange Place, Suite H, Herndon, Virginia 20170. Our telephone number in the U.S. remains (703) 464-5495. The office is approximately 3,269 square feet of space, whereas our previous office lease was for approximately 15,253 square feet. The new lease expires April 30, 2011, and the relocation in the same business park takes advantage of better market conditions and to adjust for our anticipated needs over the coming year. The fixed monthly rent of $5,585 reduces our monthly operating costs by approximately $22,648, or $271,776 annually.

Results of Operations

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

The following analysis reflects the condensed consolidated results of operations of Guardian Technologies International, Inc. and its subsidiaries.

Net Revenues.  Net revenues decreased by $36,175, or 72.6%, to $13,665. The reduction is due to lower funded research and development activities. During the first three months of 2010, the Company continued a funded research and consulting services contract with the National Electrical Manufacturers Association (“NEMA”) that began in August 2010, which is a funded project by the Department of Homeland Security (DHS) for the establishment of the Digital Imaging and Communications in Security (DICOS).  During the same period in 2009, the revenue activities were for a funded research and development contract with the U.S. Department of Homeland Security for the expansion of the Company’s explosive detection technology, PinPoint™.

Cost of Sales.  Cost of sales for the three months ended March 31, 2010 was $13,777 (101.8% of net revenue), compared to $69,608 (139.7% of net revenue) during the same period in 2009, a decrease of $55,831, or 154.3% of the decrease in net revenue. The decreased costs are the result of lower labor costs of $55,831 for funded research and development activities.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended March 31, 2010, increased $168,403 (13.4%) to $1,424,946 for 2010 as compared to $1,256,543 for the same period in 2009. The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the twelve-month period ended December 31.

	Three Months Ended March 31
	2010	2009	$ Change	% Change

Payroll and related costs	$ 535,906	$ 583,066	$ (47,160)	(8.1)
Professional fees	117,238	189,571	(72,333)	(38.2)
Research and development costs	95,534	111,966	(16,432)	(14.7)
Insurance costs	22,030	28,705	(6,675)	(23.3)
Rent - building and equipment	76,007	73,332	2,675	3.6
Travel and related	4,535	17,466	(12,931)	(74.0)
Miscellaneous expenses	19,849	47,829	(27,980)	(58.5)
Depreciation and amortization	28,135	30,454	(2,319)	(7.6)
Stock-based compensation (1)	525,712	174,154	351,558	201.9
Total	$ 1,424,946	$ 1,256,543	$ 168,403	13.4

(1) 2010 excludes $30,103 that is reflected in research and development. Therefore, stock-based compensation for the first quarter 2010 is $555,815, representing an increase from the same period 2009 of $381,661, or (219.2%).

Payroll (salary, commissions and benefits) and related costs, which includes salaries, commissions, taxes and benefits, decreased $47,160 (8.1%), due to four employees being on temporary leave of absence and continues to support the Company on a part-time basis as needed.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees decreased for the three months ended March 31, 2010 versus the same period last year by $72,333 (38.2%) due to: (i) a decrease in legal fees of $31,307, (ii) a decrease in general consultants and investor relations services of $46,119, (iii) an increase in accounting services by $4,800, and (iv) a net increase of $293 for various miscellaneous services and fees.

Research and development costs decreased for the three months ended March 31, 2010, compared to the same period last year by $16,432 (14.7%), due to the reduction in development activities for our PinPoint™ product. Research and development costs for PinPoint™ were $1,976 for the three months ended March 31, 2010 compared to $44,025 for the same period last year, for a decrease of $42,049 or (95.5%), due to the greater emphasis on our Signature Mapping™ fully automated tuberculosis product development efforts. Signature Mapping™ costs increased during the three months ending March 31, 2010 by $25,617 (37.7%) for total costs for 2010 of $93,558, which includes $30,103 to consultants paid in stock. Research and development costs for 2009 were $67,941.

Insurance costs in the three months ended March 31, 2010, were $22,030 compared to $28,705 for the same period in 2009, a decrease of $6,675 (23.3%). The decrease is attributed to a reduction in commission and service fees to our insurance broker effective March 1, 2009.

Rent increased by $2,675 (3.6%) to $76,007 in the three months ended March 31, 2010, as compared to $73,332 for the same period in 2009, due to additional operating expense charges for our leased office space.

Travel and entertainment expense for the three months ended March 31, 2010 of $4,535 compared to the same period for 2009 of $17,466, or a decrease of $12,931 (74.0%). During the first quarter of 2010, the Company had decreased travel costs associated with general business development activities and greater utilization of electronic communication than travel, and we focused travel costs specifically for our Signature Mapping™ Tuberculosis sales activities, which will take place in the second quarter of 2010.

Miscellaneous expense decreased by $27,980 (58.5%) to $19,849 for the three months ended March 31, 2010, as compared to $47,829 for the same period in 2009. The net decrease for the three month period is related to: (i) no bad debt expense in 2010 versus $11,000 during 2009, (ii) a reduction of $7,000 for software maintenance fees, (iii) a reduction of $3,059 for overall data and telephone communication costs, (iv) a reduction of $5,696 in association fees that will be incurred in the second quarter of 2010, and (v) a decrease of $1,225 in various miscellaneous expenses not incurred during 2010.

Depreciation and amortization expense in selling, general, and administrative for the three months ended March 31, 2010 of $28,135 compared to the same period for 2009 of $30,454, or a decrease of $2,319 (7.6%). The reduction in depreciation expense is due to acquired assets that became fully depreciated during the last half of 2009, and no capital expenditures during the three months ended March 31, 2010.

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee directors, and consultants in lieu of cash compensation. During the three months ended March 31, 2010, the Company recognized an expense associated with employee stock-based compensation of $438,335, and $117,518 of consulting expense (includes $30,103 reflected in research and development costs mentioned above). During the same period of 2009, the Company recognized stock-based compensation expense for employees of $171,644 and consultants of

$2,500. The increase in stock-based compensation for employees and non-employee members of our Board of Directors of $266,691 (155.4%) is due to: (i) the issuance of a stock award in the amount of $266,250 under the 2009 Stock Compensation Plan for employees and a consultant/director, whereby during the period of June 2008 through the date of this Report, the Corporation did not regularly pay salaries, wages, and other compensation to such persons, and (ii) a reduction of $441 for the issuance of annual  stock option awards to employees and members of our Board of Directors. The increase in stock-based compensation expense for consultants of $115,018 reflects an increased usage of stock-based compensation versus cash compensation for consultants.

Employee stock option expense in 2010 and 2009 represents the amortization of the Black-Scholes fair value as outlined above in accordance with ASC 718-10. ASC 718-10 requires the recognition of all share-based payments to employees or to non-employee directors, as compensation for service on the Board of Directors, as compensation expense in the consolidated financial statements. The amount of compensation is measured based on the estimated fair values of such stock-based payments on their grant dates, and is amortized over the estimated service period to vesting.  Consulting expense for stock-based payments to consultants is based on the fair value of the stock-based compensation at inception and amortized over the estimated service period but, in accordance with ASC 505-50, is remeasured on each reporting date until the performance commitment is complete.

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income. Other income for the three months ended March 31, 2010 was $575,265 compared to other expense of $900,485 for the same period last year, for a net decrease of $1,475,750 (163.9%).

There was no interest income from interest bearing accounts for the three months ended March 31, 2010, compared to $3 for the same period in 2009. The decrease of $3 (100.0%) from the same period last year is attributed to a lower average daily cash balance in interest bearing accounts during the course of the three months ended March 31, 2010.

Although the Company had other interest income of $575,265 for the three months ending March 31, 2010, it is from the same sources as interest expense during the comparable period in 2009 of $900,488 expense, or a decrease in interest expense of $1,475,753. The components of the first quarter of 2010 and the variances to the same period in 2009 include: (i) interest expense for 2010 of $137,782, or a decreased of $24,323 (15.0%), (ii) an expense of $16,500 for the fair value of warrants as inducement of short-term note, or an increase of $10,829 (191.0%), (iii) income of $209,834 for the revaluation of the default provision revaluation for the outstanding debentures, compared to an expense in 2009 of $29,267, or a change of $239,101 (817.0%), (iv) income of $278,113 for the revaluation of beneficial conversion feature of the outstanding debentures, compared to an expense in 2009 of $708,336, or a change of $986,449 (139.3%), and (v) $241,600 gain on settlement of debt for the beneficial conversion feature of debentures converted during the period, compared to $4,891 in the same period last year, or a change of $236,709. Non-cash interest income included above was $713,047.

Net Loss and Net Loss per Share.  Net loss for the three months ended March 31, 2010 was $849,793, compared to $2,176,796 for the same period in 2009, for a decreased net loss of $1,327,003 (61.0%). Net loss per share for the three months ended March 31, 2010 was $0.01 compared to $0.05 in the same period for 2009, based on the weighted average shares outstanding of 62,292,373 and 47,131,238, respectively. The decreased net loss for the first quarter of 2010 compared to the same period in 2009 arose from the following: (i) decreased net revenue of $36,175, (ii) decreased cost of sales of $55,831, (iii) decreased salary and benefit costs of $47,160, (iv) decreased professional fees of $72,333 (v) a decrease in research and development costs of $16,432, (vi) decreased travel and entertainment costs of $12,931, (vii) a decrease in insurance costs of $6,675, (viii) a decreased in depreciation and amortization expense of $2,319, (ix) a net decreased in other operating expenses of  $25,305, (x) increased stock-based compensation for employees, non-employee members of our Board of Directors and consultants of $351,558, and (xi) a decrease in other net non-operating income and expense of $1,475,750, including an decrease in net interest expense of $24,320, an increase in fair value of warrants of $10,829, a decrease of $239,101 for the revaluation of default provision, a decrease of $986,449 for the revaluation of the derivative liabilities for the debentures, and a gain on settlement of debt for the beneficial conversion feature of debentures of $236,709.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Three Monts Ended March 31
Category	2010	2009

Net cash provided (used) in operating activities	$ (209,892)	$ (620,550)
Net cash provided (used) in investing activities	(635)	(1,263)
Net cash provided by financing activities	244,538	738,516
Effect of exchange rates on cash and cash equivalents	(139)	3,580

Net increase (decrease) in cash	$ 33,872	$ 120,283

Net Cash Used in Operations

Net cash used in operating activities for the three months ended March 31, 2010, was $209,892, compared with net cash used in operating activities of $620,550 during the same period for 2009, a decrease in the use of cash for operating activities of $410,658 (66.2%). The decrease in the use of cash is due to: (i) lower operating costs of $257,415 (20.9%), including but not limited to a decrease in revenue of $36,175 (72.6%), a decrease in cost of sales of $55,831 (80.2%), decreases in selling, general and administrative costs (other than depreciation and amortization, and stock based compensation) of $213,439 (20.3%), and a decrease in net interest income and expense (other than noncash items) of $24,320 (15.0%); and (ii) a net decrease in components of operating assets and liabilities of $153,243 (25.0%).

Net Cash Used in Investing Activities

Net cash used in investing activities of $635 was for the net purchase of equipment and costs for patent applications for the three months ended March 31, 2010. This compares with net cash used for the same activities of $1,263 for 2009, or a decrease of $628, or 49.7%. The net decrease is comprised of reduced patent costs of $628 (49.7%), although, the Company  anticipates it will incur additional patent costs during the current fiscal year ending December 31, 2010 related to further protection of our PinPoint™ and Signature Mapping™ products.

Net Cash Provided by Financing Activities

Net proceeds from financing activities were $244,538 for three months ended March 31, 2010, compared with $738,516 for the same period in 2009, or a decrease of $493,978 (66.9%). Of the 2010 proceeds from financing activities, $217,400 (88.9%) was from the issuance of a new equity financing, and $27,138 (11.1%) from the issuance of short-term loan for unpaid wages previously accrued. The decrease in the net cash provided by financing activities is due to (i) a reduction of $521,116 (70.6%) from the issuance of new equity financings, and (ii) the additional short-term convertible note of $27,138 (100.0%). Management is seeking, and expects to continue to seek to raise additional capital through equity or debt financings or bank borrowings, including through one or more equity or debt financings or bank borrowings to fund its operations, repay or repurchase its debentures, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

Cash and Cash Equivalents

Our cash and cash equivalents increased during three months ended March 31, 2010 by $33,872, compared to an increase in cash and cash equivalents during the same period in 2009 of $120,283. As outlined above, the decrease in cash and cash equivalents for the current fiscal period was the result of; (i) cash used in operating activities of $209,892, (ii) cash used for the net purchase of equipment and patent costs of $635, (iii) an increase in cash by $244,538 from financing activities, and (iii) $139 from the negative effect of currency exchange rates. The overall net change in cash and cash equivalents of $86,411 (71.8%) was the result of a decrease in cash used in operating activities of $410,658, a decrease from the net purchase of equipment and patent costs of $628, a decrease of 3,719 from the negative effect of currency exchange rates, and offset by a reduction of $493,978 from financing activities.

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

	(Unaudited)
Category	March 31, 2010	December 31, 2009

Cash and cash equivalents	$ 42,579	$ 8,707

Current assets	82,699	42,300
Current liabilities	13,036,131	13,398,581
Working capital (deficit)	$ (12,953,432)	$ (13,356,281)

At March 31, 2010, we had a working capital deficit of $12,953,432, compared with a working capital deficit at December 31, 2009 of $13,356,281, a decrease in working capital deficit of $402,849 (3.0%). As of March 31, 2010, the Company had cash and cash equivalents of $42,579 as compared to $8,707 on December 31, 2009. The increase in cash is the net result of our operating, investing and financing activities outlined above. Our revenue generating activities during the period, as in previous years, have not produced sufficient funds for profitable operations, and we have incurred operating losses since inception. Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations. In addition to raising cash through additional financing activities, we may supplement our future working capital needs through the extension of trade payables and increases in accrued expenses. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

At December 31, 2009, the Company had cash and cash equivalents of $8,707. The decrease in cash is the net result of our operating, investing and financing activities outlined above. Our revenue generating activities during the period, as in previous years, have not produced sufficient funds for profitable operations, and we have incurred operating losses since inception.  Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations. In addition to raising cash through additional financing activities, we have supplemented, and expect to continue to supplement, our future working capital needs through the extension of trade payables, ongoing noninterest bearing loans from our chief executive officer, additional deferral of salaries for executive officers, employees and a consultant, the issuance of short-term convertible notes. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

Other Liabilities

Convertible Promissory Notes

During the period June through August 2009, at a series of closings, Guardian issued six month convertible promissory notes to an aggregate of 12 accredited investors in the aggregate principal amount of $725,000. The six-month notes accrue interest at a rate of 10% per annum. The notes are convertible, at the holder’s option, into shares of common stock at a conversion price of $0.25 per share. If converted, each holder is entitled to receive Class M common stock purchase warrants for the right to purchase an equal number of shares and are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions, and expire sixty (60) months from the date the warrants were issued. Two note holders have converted an aggregate of $100,000 in principal amount and $6,144 of accrued interest into an aggregate of 424,575 shares of common stock, and 424,575 Class M Warrants. The remaining balance of the convertible notes as of March 31, 2010 is $625,000, of which $350,000 were extended for an additional six months and are convertible upon their maturity between June through July 2010, $125,000 was past due as of March 31, 2010, and $150,000 was extended for three months to March 31, 2010 and the note holder was issued 150,000 Class M warrants for the extension. Of the $125,000 past due, $50,000 matured in December 2009, and $75,000 matured in February 2010. The $150,000 that became due on March 31, 2010 continues outstanding as of the date of this report, and the Company may be considered in default. Guardian has insufficient funds to pay the notes or the related accrued interest as of their maturity dates, and is therefore in default under the notes. On March 10, 2010, one note holder in the amount of $25,000 issued a default notice to the Company. The Company is seeking to re-negotiate the terms of the notes, including the extension of their maturity date of the principal and interest. As a condition to any such extension, the note holders may seek to amend or modify certain other terms of the notes. Guardian’s failure to pay (i) any principal payment on the due date, or (ii) any interest or other payment required under the terms of the note on the date due and such payment shall not have been made within fifteen (15) days of Company's receipt of the note holder's written notice to the Company of such failure to pay, shall be deemed an event of default. Upon the occurrence or existence of any event of default, and at any time thereafter during the continuance of such event of default, the note holder may declare all outstanding obligations payable by Company hereunder to be immediately due and payable without presentment, demand, protest or any other notice of any kind, all of which are expressly waived.  In addition to the foregoing remedies, upon the occurrence or existence of any event of default, the note holder may exercise any other right, power or remedy granted to it by the note or otherwise permitted to it by law, either by suit in equity or by action at law, or both.

Series A Debentures and Series D Common Stock Purchase Warrants

Under a securities purchase agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock. The Company issued an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants at a first closing held on November 8, 2006 and, due to the reset conversion feature embedded in the notes and the warrant, the transaction was recognized as a liability under generally accepted accounting principles. We also issued an aggregate of 623,520 common stock purchase warrants to the placement agent in such financing which were upon terms substantially similar to the Series D Warrants. Due to milestone-related adjustments, the initial exercise price of $1.15634 may be reset and the maximum number of shares to be issued under the debentures was indeterminable as of December 31, 2007. The Company issued an additional $2,575,000 in principal amount of the Series A Debentures at a second closing held on April 12, 2007, following the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants. The Company allocated proceeds from the second closing to the embedded conversion features of the Series A Debentures and Series D Warrants that were recognizable as a liability under generally accepted accounting principles. One-half of the Series D Warrants became exercisable on November 8, 2006 (2,226,854 warrants), and the remaining one-half became exercisable on April 12, 2007 (2,226,855 warrants). The Series D Warrants and the placement agent’s warrants issued as compensation in the offering to Midtown Partners & Co., LLC, may be exercised via a cashless exercise if certain conditions are met. The Company considered ASC 815-40 (formerly EITF 00-19, relating to the provisions for Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock), and concluded that there were insufficient shares to share settle the contracts. The Series D Warrants that became exercisable at the first closing will expire on November 8, 2011, and those related to the second closing will expire in April 12, 2012. On April 1, 2007, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants issued as compensation to Midtown Partners & Co., LLC, were reset to a price $0.7453 per share, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008. As a result of a June 2009 financing in which the Company issued shares of common stock and warrants, the conversion price of our debentures and the exercise price of the Series D Warrants was adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the Series D Warrants (including the warrants the Company issued to the placement agent in the financing) were increased by an aggregate of 2,281,109 Series D warrants. Our outstanding Series A convertible debentures became due on November 7, 2008. As of March 31, 2010, an aggregate of $3,411,795 in principal amount of the Series A Debentures have been converted into 8,530,037 shares of common stock, and an aggregate of 864,798 Series D Warrants have been exercised resulting in the issuance of 864,798 shares of common stock. Accordingly, as of March 31, 2010, an aggregate of $1,738,205 of principal amount of the debentures remain unconverted, and 5,870,020 Series D Warrants remain unexercised.

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

The Company’s outstanding convertible debentures of $1,738,205 became due on November 7, 2008. As the Company had insufficient funds to repay the debentures as of the maturity date, we may be considered in default by other debenture holders. The Company has been seeking to re-negotiate the terms of the debentures, including the repurchase of the debentures and/or seeking to extend their maturity date. As a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. The Company did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008, October 1, 2008, January 1, 2009, April 1, 2009, July 1, 2009, October 2009, January 1, 2010, and April 1, 2010, and are in default under the debentures. The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default.  Moreover, the Company has not maintained the registration of the shares underlying the debentures and Series D Warrants as required under the terms of our agreements with the holders of the debentures which may be deemed an event of default under the Debentures. If an event of default occurs under the debentures, the debenture holders may elect to require the Company to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law. As of the date of this Report, the Company may be considered in default by the debenture holders. In anticipation of such election by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $722,299 as of December 31, 2008, and $2,587,216 as of December 31, 2009. As of March 31, 2010, the default amount was remeasured at approximately $2,377,382, which is reflected in the carrying value of the debentures. This default amount was recognized as interest expense in Fiscal 2007 of approximately $645,641, and additional default amount during Fiscal 2008 and 2009 of $76,658 and $1,864,917, respectively. During the three months ended March 31, 2010, a decrease in the default amount of $209,834 was recognized as a reduction of interest expense.

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

The Series D Warrants are exercisable at the same price as the conversion price of the debentures outlined above.  If certain milestones are not met, the conversion price of the Debentures and exercise price of the Series D Warrants may be and were re-set. Also, the exercise price may be adjusted under anti-dilution and other price re-set provisions contained in the Series D Warrants. One-half of the Series D Warrants became exercisable on the date of the first closing on November 8, 2006, and the remaining one-half of the Series D Warrants became exercisable on the date of the second closing on April 12, 2007. The original conversion price was $1.1563 per share, but has been reset to $0.25 effective June 5, 2009, as a result of the June 2009 financing.

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

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current of future effect upon our financial condition or results of operations as of March 31, 2010 and December 31, 2009.

Financial Condition, Going Concern Uncertainties and Events of Default

During the three-month period ended March 31, 2010, Guardian’s revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. As discussed below, we are in default under the terms of our outstanding Series A Debentures which became due on November 7, 2008.  We received a notice of default from three holders of the debentures. The amount due to our debenture holders for interest and principal as of March 31, 2010, was approximately $2,899,246 (of which $1,738,205 represents principal and $1,1,161,041 in accrued interest and late fees), exclusive of potential default amounts of approximately $2,377,382. Also, we have outstanding trade and accrued payables of $7,201,460 including accrued salaries due to our employees and management of $4,134,737. Also, our Chief Executive Officer’s net outstanding noninterest-bearing loans were $226,000, and other short-term loans of $652,138.

Our independent registered public accounting firm’s report on the consolidated financial statements included in our annual report on Form 10-K for the years ended December 31, 2009, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

During the period June through August 2009, at a series of closings, Guardian issued six month convertible promissory notes to an aggregate of 12 accredited investors in the aggregate principal amount of $725,000. The six-month notes accrue interest at a rate of 10% per annum. The notes are convertible, at the holder’s option, into shares of common stock at a conversion price of $0.25 per share. If converted, each holder is entitled to receive Class M common stock purchase warrants for the right to purchase an equal number of shares and are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions, and expire sixty (60) months from the date the warrants were issued. Two note holders have converted an aggregate of $100,000 in principal amount and $6,144 of accrued interest into an aggregate of 424,575 shares of common stock, and 424,575 Class M Warrants. The remaining balance of the convertible notes as of March 31, 2010 is $625,000, of which $350,000 were extended for an additional six months and are convertible upon their maturity between June through July 2010, $125,000 was past due as of March 31, 2010, and $150,000 was extended for three months to March 31, 2010 and the note holder was issued 150,000 Class M warrants for the extension. Of the $125,000 past due, $50,000 matured in December 2009, and $75,000 matured in February 2010. The $150,000 that became due on March 31, 2010 continues outstanding as of the date of this report, and the Company may be considered in default. Guardian has insufficient funds to pay the notes or the related accrued interest as of their maturity dates, and is therefore in default under the notes. On March 10, 2010, one note holder in the amount of $25,000 issued a default notice to the Company. The Company is seeking to re-negotiate the terms of the notes, including the extension of their maturity date of the principal and interest. As a condition to any such extension, the note holders may seek to amend or modify certain other terms of the notes. Guardian’s failure to pay (i) any principal payment on the due date, or (ii) any interest or other payment required under the terms of the note on the date due and such payment shall not have been made within fifteen (15) days of Company's receipt of the note holder's written notice to the Company of such failure to pay, shall be deemed an event of default. Upon the occurrence or existence of any event of default, and at any time thereafter during the continuance of such event of default, the note holder may declare all outstanding obligations payable by Company hereunder to be immediately due and payable without presentment, demand, protest or any other notice of any kind, all of which are expressly waived.  In addition to the foregoing remedies, upon the occurrence or existence of any event of default, the note holder may exercise any other right, power or remedy granted to it by the note or otherwise permitted to it by law, either by suit in equity or by action at law, or both.

In March 2010, Guardian sold to certain accredited investors units of securities of the Company, each unit consisting of 80,000 shares of common stock and 80,000 Class N Common Stock Purchase Warrants. At a series of closings, Guardian sold an aggregate of 11.5 units of securities, issued an aggregate of 920,000 shares of common stock and 920,000 Class N Warrants for gross proceeds of $230,000 (or $217,400, net of commission and other expenses of $12,600). The Class N Warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, and certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance.

As of March 31, 2010, we had a cash balance of $42,579. Subsequently and through May 14, 2010, we received $291,000 ($274,100, net of commissions and expenses in the amount of $16,870) from the issuance and sale of 1,164,000 shares of common stock and 1,164,000 Class N Warrants. Management believes these funds to be insufficient to fund our operations, absent any cash flow from operations or funds from the sale of our equity or debt securities. We are currently spending or incurring (and accruing) expenses of approximately $345,000 per month on operations and the continued research and development of our 3i technologies and products.  Management believes that we will require approximately an additional $4,140,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. This assumes that holders of our outstanding debentures and convertible notes convert such debt into shares of our common stock or that we are able to extend the term of the debentures and notes, of which there can be no assurance.  In the event we are unable to extend the term of the debentures and convertible notes, the debenture and convertible note holders do not convert such debt or require payment of the interest and principal, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures (excluding convertible notes), we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

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

Our outstanding Series A convertible debentures became due on November 7, 2008. During the three months ended March 31, 2010, our debenture holders converted an aggregate of $377,500 in principal amount into an aggregate of 1,510,000 shares of our common stock. As of March 31, 2010, $1,738,205 in principal amount and $1,161,041 of unpaid interest and late fee was outstanding under the debentures. Failure to pay the debentures, unpaid interest and certain late fees, constitutes an event of default under the debentures and that failure to remit payment of the debentures and all late fees may result in enforcement of their rights and remedies under the debentures and applicable law. As of the date of this report, the holders have not sought to enforce their rights under the debentures. We have and may in the future seek to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with our debenture holders with regard to any such repayment, repurchase or extension. Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance. Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.

We did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008, October 1, 2008, January 1, 2009, April 1, 2009, July 1, 2009, October 1, 2009, January 1, 2010, and April 1, 2010, which may be deemed to be events of default under the debentures. The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after we become aware of such default, will be deemed an event of default. Guardian has not maintained the registration of the shares underlying the debentures and Series D Warrants to permit the reoffer and resale of such shares as required under the terms of our agreements with the holders of the debentures which also may be deemed an event of default under the Debentures.

If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law. In the event the debenture holders make such a demand, Guardian currently has insufficient funds to meet such demand. As of the date of this report, three debenture holders have sent notices of default under such debenture, and we may be considered in default by other debenture holders. In anticipation of such election by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $722,299 as of December 31, 2008, and $2,587,216 as of December 31, 2009. As of March 31, 2010, the default amount was remeasured at approximately $2,377,382, which is reflected in the carrying value of the debentures. This default amount was recognized as interest expense in Fiscal 2007 of approximately $645,641, and additional default amount during Fiscal 2008 and 2009 of $76,658 and $1,864,917, respectively. During the three months ended March 31, 2010, a decrease in the default amount of $209,834 was recognized as a reduction of interest expense.

During Fiscal 2010, our total stockholders’ deficit decreased by $380,564 to $12,313,549, and our consolidated net loss was $849,793 for the three months ended March 31, 2010. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Guardian’s insolvency continues to increase the uncertainties related to its continued existence. Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

Significant Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented.  For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Except as disclosed in Note 2 of our 2009 Form 10-K, there have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the period ended March 31, 2010.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. There were no international revenues in the three-month period ended March 31, 2009 from Wise Systems, our subsidiary located in the United Kingdom. International operations are mostly from our foreign subsidiary and are typically denominated in British pounds. Additionally, our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts which are charged to Wise and recorded as inter-company receivables on the books of the U.S. parent company. We are also exposed to foreign exchange rate fluctuations as the financial results of Wise are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability. As of March 31, 2010, Wise had a $2,487 (5.9%) of our cash and cash equivalents balance, and $29,481 (0.04%) of our accounts payable trade and accrued liabilities were included in our foreign subsidiaries.

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

Although the Certifying Officers have determined that our disclosure controls and procedures were effective, management continues to believe that a refinement to our disclosure controls is an ongoing process. The Audit Committee believes the Company should continue the following activities: (a) additional education and professional development for the Company’s accounting and other staff on new and existing applicable SEC fining requirements, certain applicable SEC disclosure requirements, and the timing of the filing thereof, and (b) reviewing disclosure requirements, including Form 8-K and Regulation S-K disclosure requirements, SEC staff guidance and interpretations related thereof.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the period covered by the Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below (which reflect changes to certain of the risk factors we disclosed in our 2009 Form 10-K) and other information contained in this Report in deciding whether to invest in our common stock, as well as the risk factors set forth under Part I, Item 1A of our 2009 Form 10-K.  Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our company.  If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.  In such case, the trading price of our common stock could decline, and you could lose a part of your investment.

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

We did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008, October 1, 2008, January 1, 2009, April 1, 2009, July 1, 2009, October 1, 2009, January 1, 2010, and April 1, 2010, which may be deemed to be events of default under the debentures. The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after we become aware of such default, will be deemed an event of default. Guardian has not maintained the registration of the shares underlying the debentures and Series D Warrants to permit the reoffer and resale of such shares as required under the terms of our agreements with the holders of the debentures which also may be deemed an event of default under the Debentures.

If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  In the event the debenture holders make such a demand, Guardian currently has insufficient funds to meet such demand. As of the date of this report, three debenture holders have sent notices of default under such debenture, and we may be considered in default by other debenture holders. In anticipation of such election by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $722,299 as of December 31, 2008, and $2,587,216 as of December 31, 2009. As of March 31, 2010, the default amount was remeasured at approximately $2,377,382, which is reflected in the carrying value of the debentures. This default amount was recognized as interest expense in Fiscal 2007 of approximately $645,641, and additional default amount during Fiscal 2008 and 2009 of $76,658 and $1,864,917, respectively. During the three months ended March 31, 2010, a decrease in the default amount of $209,834 was recognized as a reduction of interest expense.

As of March 31, 2009, the outstanding principal amount due under our convertible debentures was $1,738,205, and accrued interest is approximately $1,161,041. We have insufficient cash to repay the amounts due to our debenture holders.  Such holders may seek to protect and enforce their rights or remedies either by suit in equity or by action at law, or both, whether for payment or for specific performance of any covenant in the debenture or other agreement we entered into with the holders.  We have sought to renegotiate the terms of the debentures including extending their maturity date.  As a condition to the renegotiation, the debenture holders may seek to amend or modify certain terms of the debentures. We are also seeking to raise additional financing to repay the debenture holders. There can be no assurances we will be successful in our efforts to renegotiate the terms of the debentures or to obtain any additional financing to repay the debenture holders.  In the event we are unable to make the payment to our debenture holders, such holders may seek to have a receiver appointed with regard to us.

We did not make timely payment of outstanding principal and accrued interest when due under certain convertible notes when due and may be deemed to be in default under such notes.  We have insufficient cash resources to repay the amounts due to our debenture or note holders.

We did not make timely payment of the $275,000 in principal and $7,823 of unpaid interest under our six-month convertible promissory notes that were due in between December 2009 through March 31, 2010, which may be deemed to be events of default under the notes. The notes provide that any default in the payment of any principal payment on the due date, or any interest or other payment required under the terms of the note on the date due, and such payment shall not have been made within fifteen (15) days of Company's receipt of written notice from the noteholder to the Company of such failure to pay; will be deemed an event of default.

Upon the occurrence or existence of any event of default and at any time thereafter during the continuance of such event of default, the noteholder may declare all outstanding obligations payable by the Company to be immediately due and payable without presentment, demand, protest or any other notice of any kind, all of which are expressly waived, anything contained in the purchase agreement to the contrary notwithstanding. In addition to the foregoing remedies, upon the occurrence or existence of any event of default, the note holder may exercise any other right, power or remedy granted to it by the note or otherwise permitted to it by law, either by suit in equity or by action at law, or both. On March 10, 2010, one noteholder issued a notice of default to the Company. The Company is seeking to re-negotiate the terms of the notes, including the extension of their maturity date of the principal and interest. As a condition to any such extension, the note holders may seek to amend or modify certain other terms of the notes. There can be no assurances we will be successful in our efforts to renegotiate the terms of the notes or to obtain any additional financing to repay the debenture holders.

We have a severe working capital deficit and, in addition to proceeds from financings, we continue to have outstanding loans from our chief executive officer and deferred and accrued salaries by our executive officers, and accrued salaries to other employees to indirectly continue to fund operations.

As of March 31, 2010, we had a working capital deficit of approximately $12,313,549. During the three months ended March 31, 2009, our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception. Although we have obtained cash from certain financings, we continue to have outstanding loans from our chief executive officer of approximately $226,000, and deferred and accrued salaries of our executive officers in the amount of $1,989,240, and accrued salaries to other employees of $2,145,497. In the event we are unable to pay our employees, we may experience employee attrition which could materially adversely affect our business and operations, including our ongoing research and development activities. As of March 31, 2010, five of our 21 employees have taken a temporary leave of absence and continue to support the Company on a part-time basis as needed, although their return to full-time is uncertain.

Dilutive effect of conversion of Series A Debentures and exercise of Series D Warrants, Series E Warrants, and Midtown placement agent’s warrants.

Under a securities purchase agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock. The Company issued an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants at a first closing held on November 8, 2006 and, due to the reset conversion feature embedded in the notes and the warrant, the transaction was recognized as a liability under generally accepted accounting principles. We also issued an aggregate of 623,520 common stock purchase warrants to the placement agent in such financing which were upon terms substantially similar to the Series D Warrants. Due to milestone-related adjustments, the initial exercise price of $1.15634 may be reset and the maximum number of shares to be issued under the debentures was indeterminable as of December 31, 2007. The Company issued an additional $2,575,000 in principal amount of the Series A Debentures at a second closing held on April 12, 2007, following the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants. The Company allocated proceeds from the second closing to the embedded conversion features of the Series A Debentures and Series D Warrants that were recognizable as a liability under generally accepted accounting principles. One-half of the Series D Warrants became exercisable on November 8, 2006 (2,226,854 warrants), and the remaining one-half became exercisable on April 12, 2007 (2,226,855 warrants). The Series D Warrants and the placement agent’s warrants issued as compensation in the offering to Midtown Partners & Co., LLC, may be exercised via a cashless exercise if certain conditions are met. The Company considered ASC 815-40 (formerly EITF 00-19), relating to the provisions for Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock), and concluded that there were insufficient shares to share settle the contracts. The Series D Warrants that became exercisable at the first closing will expire on November 8, 2011, and those related to the second closing will expire in April 12, 2012. On April 1, 2007, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants issued as compensation to Midtown Partners & Co., LLC, were reset to a price $0.7453 per share, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008. As a result of the June 2009 financing in which the Company issued shares of common stock and warrants, the conversion price of our debentures and the exercise price of the Series D Warrants was adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the Series D Warrants (including the warrants the Company issued to the placement agent in the financing) were increased by an aggregate of 2,281,109 Series D warrants. Our outstanding Series A convertible debentures became due on November 7, 2008. As of March 31, 2010, an aggregate of $3,411,795 in principal amount of the Series A Debentures have been converted into 8,530,037 shares of common stock, and an aggregate of 864,798 Series D Warrants have been exercised resulting in the issuance of 864,798 shares of common stock. Accordingly, as of March 31, 2010, an aggregate of $1,738,205 of principal amount of the debentures remain unconverted, and 5,870,020 Series D Warrants remain unexercised. As of the date of filing this report, approximately 14,649,979 warrants (excluding the warrants exercisable by the debenture holders) that we have issued in connection with our financings and to consultants may be exercised pursuant to the cashless exercise provisions of such warrants, which may be subsequently resold under Rule 144 under the Securities Act.  Increased sales volume of our common stock could cause the market price of our common stock to drop.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 11, 2010, an investor exercised 50,000 Series D Common Stock Purchase Warrants in a cashless exercise to purchase an aggregate of 16,940 shares of common stock. The common stock was issued in reliance upon the exemption from the registration requirements set forth in Section 3(a)(9) and/or Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated hereunder.

From April 13 to May 14, 2010, the Company sold to accredited investors an aggregate of 1,164,000 shares of common stock and 1,164,000 Class N Warrants for gross proceeds of $291,000 ($274,130, net of commissions and expenses in the amount of $16,870). The warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire in sixty (60) months from the date of issuance. The common stock and Class N warrants were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

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

On March 12, 2010, the Company agreed to convert outstanding convertible promissory notes in the principal amount of $50,000 and unpaid interest of $3,892, for an aggregate of 215,568 shares of common stock, and 215,568 Class M common stock purchase warrants. The warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance. The common stock and Class M warrants were issued in reliance upon the exemption from the registration requirements set forth in Section 3(a)(9) and/or Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

On January 7, 2010, the Company issued to a consultant 175,000 shares of common stock for services rendered. The common stock was issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

On January 1, 2010, the Company issued to a convertible note holder 150,000 Class M common stock purchase warrants as an inducement to extend the note to March 31, 2010. The warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance. The common stock and Class M warrants were issued in reliance upon the exemption from the registration requirements set forth in Section 3(a)(9) and/or Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES AND CONVERTIBLE NOTES

The Company’s outstanding convertible debentures of $1,738,205 became due on November 7, 2008. As the Company had insufficient funds to repay the debentures as of the maturity date, we and may be considered in default by other debenture holders. The Company has been seeking to re-negotiate the terms of the debentures, including the repurchase of the debentures and/or seeking to extend their maturity date. As a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. The Company did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008, October 1, 2008, January 1, 2009, April 1, 2009, July 1, 2009, October 2009, January 1, 2010, and April 1, 2010, and are in default under the debentures. The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default. Moreover, the Company has not maintained the registration of the shares underlying the debentures and Series D Warrants as required under the terms of our agreements with the holders of the debentures which may be deemed an event of default under the Debentures. If an event of default occurs under the debentures, the debenture holders may elect to require the Company to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law. As of the date of this Report, the Company may be considered in default by the debenture holders. In anticipation of such election by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $722,299 as of December 31, 2008, and $2,587,216 as of December 31, 2009. As of March 31, 2010, the default amount was remeasured at approximately $2,377,382, which is reflected in the carrying value of the debentures. This default amount was recognized as interest expense in Fiscal 2007 of approximately $645,641, and additional default amount during Fiscal 2008 and 2009 of $76,658 and $1,864,917, respectively. During the three months ended March 31, 2010, a decrease in the default amount of $209,834 was recognized as a reduction of interest expense.

The Company issued six-month convertible promissory notes during June through August 2009, of which an aggregate of $275,000 have matured. $50,000 became due on December 12, 2009, $75,000 due on February 6, 2010, and $150,000 due on March 31, 2010. The Company has insufficient funds to pay the notes or the related accrued interest as of their maturity dates, and is therefore in default under the notes. On March 10, 2010, one note holder in the amount of $25,000 issued a default notice to the Company. The Company is seeking to re-negotiate the terms of the notes, including the extension of their maturity date of the principal and interest. As a condition to any such extension, the note holders may seek to amend or modify certain other terms of the notes. Guardian’s failure to pay (i) any principal payment on the due date, or (ii) any interest or other payment required under the terms of the note on the date due and such payment shall not have been made within fifteen (15) days of Company's receipt of the note holder's written notice to the Company of such failure to pay, shall be deemed an event of default. Upon the occurrence or existence of any event of default, and at any time thereafter during the continuance of such event of default, the note holder may declare all outstanding obligations payable by Company hereunder to be immediately due and payable without presentment, demand, protest or any other notice of any kind, all of which are expressly waived.  In addition to the foregoing remedies, upon the occurrence or existence of any event of default, the note holder may exercise any other right, power or remedy granted to it by the note or otherwise permitted to it by law, either by suit in equity or by action at law, or both.

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

Date: May 14, 2010