Form 10-Q
period 2010-06-30
Applied Visual Sciences, Inc.
filed 2010-08-13
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

 X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-28238

APPLIED VISUAL SCIENCES, INC.

(Exact Name of Registrant As Specified In Its Charter)

Delaware	54-1521616
(State Or Other Jurisdiction Of Incorporation Or Organization)	(I.R.S. Employer Identification No.)

250 Exchange Place, Suite H, Herndon, Virginia  20170

(Address of Principal Executive Offices and Zip Code)

Registrant’s Telephone Number, Including Area Code: (703) 464-5495

GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.

(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report)

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

 Yes __ No  ✓

The number of shares outstanding of the registrant’s common stock, as of August 11, 2010, was 68,689,603.

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

     APPLIED VISUAL SCIENCES, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

4

ITEM 1. FINANCIAL STATEMENTS

4

Condensed Consolidated Balance Sheets

4

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

5

Condensed Consolidated Statements of Cash Flows

6

Notes to Condensed Consolidated Financial Statements

7

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  21

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

41

ITEM 4.  CONTROLS AND PROCEDURES

41

PART II. OTHER INFORMATION

42

ITEM 1.     LEGAL PROCEEDINGS

42

ITEM 1A.  RISK FACTORS

42

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

44

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES AND CONVERTIBLE NOTES

45

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITy HOLDERS

45

ITEM 5.     OTHER INFORMATION

45

ITEM 6.     EXHIBITS

45

SIGNATURES

47

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES (FORMERLY GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30	December 31
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$ 180,158	$ 8,707
Accounts receivable	47,690	11,872
Prepaid expenses	49,921	21,721
Total current assets	277,769	42,300

Equipment, net	319,773	329,657

Other Assets
Other noncurrent assets	22,244	22,244
Intangible assets, net	342,991	352,578
Total assets	$ 962,777	$ 746,779

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 2,994,233	$ 2,469,674
Other accrued liabilities	4,808,407	3,967,127
Note payable and advances, related parties	226,000	226,000
Convertible notes payable	652,138	675,000
Convertible debentures	4,126,298	4,702,921
Derivative liabilities - embedded conversion feature of debentures	2,431,015	1,354,051
Deferred revenue	45,113	3,808
Total current liabilities	15,283,204	13,398,581

Common shares subject to repurchase, stated at estimated redemption value; 282,704 shares outstanding at June 30, 2010, and 302,222 shares outstanding at December 31, 2009
	98,946	42,311

Stockholders' Equity (Deficit)
Convertible preferred stock, $0.20 par value; authorized 1,000,000 shares
Shares issued and outstanding at June 30, 2010 - none
Shares issued and outstanding at December 31, 2009 - none	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares
Shares issued and outstanding at June 30, 2010 - 66,840,113
Shares issued and outstanding at December 31, 2009 - 58,992,880	66,840	58,993
Additional paid-in capital	76,084,287	74,087,250
Accumulated comprehensive income	63,354	62,481
Deficit accumulated	(90,633,854)	(86,902,837)
Total stockholders' equity (deficit)	(14,419,373)	(12,694,113)
Total liabilities and stockholders' equity (deficit)	$ 962,777	$ 746,779

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES (FORMERLY GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Net revenues	$ 6,608	$ -	$ 20,273	$ 49,840

Cost of sales	1,008	2,655	14,785	72,263

Gross profit (loss)	5,600	(2,655)	5,488	(22,423)

Selling, general and administrative expense	1,091,056	1,408,063	2,516,002	2,664,606

Operating loss	(1,085,456)	(1,410,718)	(2,510,514)	(2,687,029)

Other income (expense)	(1,795,768)	132,342	(1,220,503)	(768,143)

Net loss	$(2,881,224)	$(1,278,376)	$(3,731,017)	$(3,455,172)

Net loss per common share:
Basic and diluted	$ (0.04)	$ (0.03)	$ (0.06)	$ (0.07)

Weighted average number of common shares used in
computing basic and diluted net loss per share	65,186,830	49,379,599	63,747,597	49,176,806

Other comprehensive income (loss)
Comprehensive income (loss) - beginning of period	$ 63,671	$ 62,096	$ 62,481	$ 61,450
Cumulative translation adjustments	(317)	(7,033)	873	(6,387)

Comprehensive income (loss) - end of period	$ 63,354	$ 55,063	$ 63,354	$ 55,063

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES (FORMERLY GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (3,731,017)	$ (3,455,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	63,193	59,926
Stock-based compensation expense	781,848	418,855
Amortization of bridge notes and debentures discounts	-	5,671
Fair value of warrants issued - derivative instruments	16,500	-
Revaluation of derivative instrument expense (income)	1,193,441	447,932
Gain on settlement of debt	(265,600)	-
Other noncash (stock issued in lieu of interest paid)	3,892	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(35,818)	28,200
Decrease (increase) in other current assets	-	(4,189)
Decrease (increase) in prepaid expenses	(28,200)	42,173
Increase (decrease) in accounts payable	525,172	351,593
Increase (decrease) in accrued expenses	841,280	906,270
Increase (decrease) in deferred revenue	41,305	(4,384)
Net cash flows used in operating activities	(594,004)	(1,203,125)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(42,773)	(1,083)
Investment in patents	(1,080)	(3,034)
Net cash flows used in investing activities	(43,853)	(4,117)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	706,780	1,038,026
Proceeds from exercise of stock warrants	75,000	-
Proceeds (reduction) from short-term notes payable	27,138	-
Proceeds (reduction) from short-term convertible notes, net	-	485,000
Net cash flows provided by financing activities	808,918	1,523,026

Effect of exchange rate changes on cash and cash equivalents	390	(13,218)

Net increase in cash and cash equivalents	171,451	302,566
Cash and cash equivalents at beginning of the period	8,707	80,777

Cash and cash equivalents at end of the period	$ 180,158	$ 383,343

Supplemental disclosure of cash flow information:
Remeasurement of common stock subject to repurchase	$ (59,368)	$ (27,200)
Reclassification of common stock previously subject to repurchase	2,733	-
Conversion of short-term convertible notes to common stock	50,000	10,000
Conversion of convertible debenture to common stock	427,500	-
Cashless exercise of common stock purchase warrants	16,427	-
Interest paid during the period in cash	-	450

See notes to condensed consolidated financial statements.

 Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)

Description of Business

Applied Visual Sciences, Inc. was incorporated in the Commonwealth of Virginia in 1989 and reincorporated in State of Delaware in February 1996 under the name Guardian Technologies International, Inc. Guardian Technologies International, Inc. changed its name to Applied Visual Sciences, Inc., on July 9, 2010. Applied Visual Sciences, Inc. and its subsidiaries are collectively referred to herein as the “Company,” “Applied Visual Sciences,” “us,” “we,” or “our.”

Applied Visual Sciences is a technology company that designs and develops imaging informatics solutions for delivery to its target markets: aviation/homeland security and healthcare. The Company utilizes imaging technologies and analytics to create integrated information management technology products and services that address critical problems in healthcare and homeland security for corporations and governmental agencies. Each product and service can improve the quality and response time of decision-making, organizational productivity, and efficiency within the enterprise. Our product suite integrates, streamlines, and distributes business and clinical information and images across the enterprise.

Applied Visual Sciences’ core technology is an “intelligent imaging informatics” (“3i™”) engine that is capable of extracting embedded knowledge from digital images, and has the capacity to analyze and detect image anomalies. The technology is not limited by type of digital format. It can be deployed across divergent digital sources such as still images, x-ray images, video and hyper-spectral imagery. To date, the technology has been tested in the area of threat detection for baggage scanning at airports, for bomb squad applications and the detection of tuberculosis by analyzing digital images of stained sputum slides captured through a photo microscopy system. Varying degrees of research and development have been conducted in the areas of detection for cargo scanning, people scanning, military target acquisition in a hyper-spectral environment, and satellite remote sensing ground surveys. Product development in these areas is ongoing, and while there can be no assurance, we believe that the technology should produce results equal to or greater than those currently achieved in baggage scanning.

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

The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Under guidelines of ASC 815-40, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” public companies that are required, or that could be required, to deliver shares of common stock as part of a physical settlement or a net-share settlement, under a freestanding financial instrument, are required to initially measure the contract at fair value (or allocate on a fair value basis if issued as part of a debt financing), and report the value in permanent equity. However, in certain circumstances (e.g. the company could not ascertain whether sufficient authorized shares exist to settle the contract), permanent equity classification should be reassessed. The classification of the contract as permanent equity should be reassessed at each balance sheet date and, if necessary, reclassified as a liability on the date of the event causing the reclassification. If a reclassification occurs from permanent equity to a liability, the fair value of the financial instrument should be removed from permanent equity as an adjustment to stockholders’ equity. Any portion of the contract that could be net-share settled as of the balance sheet date would remain classified in permanent equity. Subsequent to the initial reclassification event, changes in fair value of the instrument are charged to expense until the conditions giving rise to the reclassification are resolved.  When a company has more than one contract subject to reclassification, it must determine a method of reclassification that is systematic, rational, and consistently applied. The Company adopted a reclassification policy that reclassifies contracts with the latest inception date first. To the extent that changes in fair value of  equity instruments relates to financings since November 8, 2006 (the date of first closing under the debenture financing with reset provisions that made the number of potentially issuable shares indeterminable), the increase or decrease in the fair value of the warrants is charged or credited to interest expense. To the extent the equity instruments relate to other transactions (e.g. consulting expense), the increases or decreases are charged or credited based on the nature of the transaction. The number of additional shares potentially issuable under the November 8, 2006, outstanding convertible debentures and related outstanding warrants and other subsequent warrants issued was determinable as of the debentures’ final milestone reset date on May 20, 2008, and, therefore, the outstanding fair value of the warrants issued to the debenture holders, other subsequent warrants issued through May 20, 2008, and the warrants’ related beneficial conversion feature were reclassified as stockholders’ equity in accordance with currently effective generally accepted accounting principles.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current period presentation.  These classifications had no effect on the previously reported net loss.

Geographic and Segment Information

The Company has two groups of products and services - Security (PinPoint™) and Healthcare (Signature Mapping™ Medical Computer Aided Detection (“Medical CAD”)), and operates in two geographic markets. The Company has determined that as of the balance sheet date, it operates as a single operating unit since the two products make up a slight revenue stream to the Company.  Revenue for the first six months ended June 30, 2010, of $20,273 and $49,840 as of June 30, 2009, was from research activities of our security product.

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

The Company operates in North and South America, and Europe.  In general, revenues are attributed to the country in which the contract originates.

	Three Months Ended June 30		Six Months Ending June 30
	2010	2009	2010	2009
Net revenues:
The Americas:
Software licenses	$ -	$ -	$ -	$ -
Research funding	6,608	-	20,273	49,840
Maintenance and support	-	-	-	-
Hardware and related	-	-	-	-
The Americas	6,608	-	20,273	49,840

United Kingdom:
Software licenses	-	-	-	-
Research funding	-	-	-	-
Maintenance and support	-	-	-	-
Hardware and related	-	-	-	-
United Kingdom	-	-	-	-
Total net revenues	$ 6,608	$ -	$ 20,273	$ 49,840

Cost of sales:
The Americas:
Software licenses	$ -	$ -	$ -	$ -
Research funding	1,008	2,655	14,785	72,263
Maintenance and support	-	-	-	-
Hardware and related	-	-	-	-
The Americas	1,008	2,655	14,785	72,263

United Kingdom:
Software licenses	-	-	-	-
Research funding	-	-	-	-
Maintenance and support	-	-	-	-
Hardware and related	-	-	-	-
United Kingdom	-	-	-	-
Total cost of sales	$ 1,008	$ 2,655	$ 14,785	$ 72,263

Operating (loss):
The Americas:
Software licenses	$ (1,090,771)	$ (1,407,312)	$(2,511,494)	$ (2,638,596)
Research funding	5,315	(3,406)	1,304	(41,734)
Maintenance and support	-	-	-	-
Hardware and related	-	-	-	-
The Americas	(1,085,456)	(1,410,718)	(2,510,190)	(2,680,330)

United Kingdom:
Software licenses	-	-	-	-
Research funding	-	-	-	-
Maintenance and support	-	-	(324)	(6,699)
Hardware and related	-	-	-	-
United Kingdom	-	-	(324)	(6,699)
Total operating (loss)	$ (1,085,456)	$ (1,410,718)	$(2,510,514)	$ (2,687,029)

Depreciation and amortization:
The Americas:
Software licenses	$ 35,058	$ 29,472	$ 62,869	$ 59,547
Research funding	-	-	-	-
Maintenance and support	-	-	-	-
Hardware and related	-	-	-	-
The Americas	35,058	29,472	62,869	59,547

United Kingdom:

Software licenses	-	-	-	-
Research funding	-	-	-	-
Maintenance and support	-	-	324	379
Hardware and related	-	-	-	-
United Kingdom	-	-	324	379
Total depreciation and amortization	$ 35,058	$ 29,472	$ 63,193	$ 59,926

Total assets:
The Americas			$ 962,777	$ 1,166,524
United Kingdom			-	4,593
Total			$ 962,777	$ 1,171,117

Long-lived assets, net:
The Americas			$ 662,764	$ 697,812
United Kingdom			-	3,321
Total			$ 662,764	$ 701,133

Long-lived assets, net: Consists of software, goodwill, patents, property and equipment, and other noncurrent assets.

Stock-Based Compensation

The Company has two active equity compensation plans which include the Amended and Restated 2003 Stock Incentive Plan and the 2009 Stock Compensation Plan (collectively, the “Plans”). A total of 50,000,000 shares have been reserved for issuance under these Plans in the form of stock-based awards to employees, non-employee directors and outside consultants of the Company, of which 27,950,865 shares remain available for issuance thereunder as of June 30, 2010. The grant of awards under the Plans require approval by the Compensation Committee of the Board of Directors of the Company (or the Board of Directors, in the absences of such a committee) (the “Committee”), and the Committee is authorized under the Plans to take all actions that it determines to be necessary or appropriate in connection with the administration of the Plans.

The Company adopted the provisions of ASC 718-10 to account for its share-based payments. ASC 718-10 requires all share-based payments to employees or to non-employee directors as compensation for service on the Board of Directors to be recognized as compensation expense in the consolidated financial statements based on the estimated fair values of such payments, and the related expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience within separate groups of employees. The fair value of each option granted was estimated on the date of grant using the Black-Scholes Merton option pricing model (Black-Scholes model). In accordance with ASC 718-10, the Company recognized total stock-based compensation expense for employees and non-employee members of the Board of Directors during the six months ended June 30, 2010 of $604,011, and $407,048 for the same period during 2009. All options granted in the six-month period ended June 30, 2010 were at fair value, and the related compensation expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are not transferable.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes Merton option pricing model (Black-Scholes model) with the following weighted-average assumptions:

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

The Company accounts for stock options granted to non-employees in accordance with ASC 718-10 and ASC 505-50, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services” and, accordingly, recognizes as an expense the estimated fair value of such options as calculated using the Black-Scholes model. However, fair value is remeasured during the service period at each balance sheet date, and is amortized over the service period to vesting for each option or the term of the recipient’s contractual arrangement, whichever is shorter. Total stock-based compensation expense for consultants during the six months ended June 30, 2010 and 2009 were $87,778 and $11,807, respectively. All options granted in the six-month period ended June 30, 2010 were at fair value, and the related compensation expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures.

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

Pursuant to the terms of the Plan, the Company may grant Non-Qualified Stock Options to directors or consultants of the Company and its subsidiaries at any time, and from time to time, as shall be determined by the Committee. The 2003 Plan also provides for Incentive Stock Options to be granted to any officer or other employee of the Company or its subsidiaries as selected by the Board of Directors or a committee appointed by the Board.

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

The price at which shares of common stock covered by the option can be purchased is determined by the Committee. In the case of an Incentive Stock Option, the  exercise price shall not be less than the fair value of the Company’s common stock on the date the option was granted or in the case of any optionee who, at the time such incentive stock option is granted, owns stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of his employer corporation or of its parent or subsidiary corporation, not less than one hundred ten percent (110%) of the fair value of such stock on the date the incentive stock option is granted.

To the extent that an Incentive Stock Option or Non-Qualified Stock Option is not exercised within the period in which it may be exercised in accordance with the terms and provisions of the 2003 Plan described above, the Incentive Stock Option or Non-Qualified Stock Option will expire as to any then unexercised portion. To exercise an option, the 2003 Plan participant must tender an amount equal to the total option exercise price of the underlying shares and provide written notice of the exercise to the Company. The right to purchase shares is cumulative so that once the right to purchase any shares has vested; those shares or any portion of those shares may be purchased at any time thereafter until the expiration or termination of the option.

On April 24, 2010, the Company’s Compensation Committee approved the repricing of fully vested outstanding incentive and non-qualified stock options to purchase an aggregate of 10,552,921 shares of common stock, $.001 par value per share (“Common Stock”), of the Company previously granted to officers, directors, employees and consultants of the Company (the “Outstanding Options”) pursuant to the Company’s Amended and Restated 2003 Stock Incentive Plan. The Compensation Committee re-priced the Outstanding Options to a price equal to the mean between the closing bid and asked quotations for the Company’s Common Stock on April 26, 2010, as reported on the OTC Bulletin Board, the quotation service for the Company’s shares of Common Stock, namely, $0.30 per share. The Outstanding Options had been issued with exercise prices ranging from $0.43 to $5.27 per share, which prices represented the fair market value of a share of Common Stock on the date of each such grant.  The Compensation Committee re-priced the Outstanding Options as compensation for the hardship of each optionee not regularly receiving his or her salary, wages, or other compensation due during the period April 6, 2006, through and including the present and ongoing, and the continued or continuing non-payment of such amounts by the Company.  The Compensation Committee determined that such action was in the best interest of the Company and its stockholders.

The following is a summary of the Company’s stock options compensation under the 2003 Plan for the six-month period ended June 30, 2010 issued to employees, non-employee members of the Board of Directors and consultants.

Fiscal Year and Activity	Exercise Price	Number of Options
Outstanding at December 31, 2009	$ 1.03	15,548,521

2010 activity
Granted at fair value	0.19	1,019,560
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2010 (1)	0.32	16,568,081

Exercisable at June 30, 2010 (1)	$ 0.34	11,041,521

Reserved for future issuance at June 30, 2010		11,763,919

(1) The exercise price reflects the repricing of stock options as approved by the Compensation Committee on April 24, 2010.

The 2009 Stock Compensation Plan

On June 4, 2009, the Board of Directors adopted the 2009 Stock Compensation Plan (“2009 Plan) which provides for the grant or issuance of up to an aggregate of 20,000,000 shares of the Company’s common stock pursuant to non-qualified stock options (“NQSOs”), restricted stock awards (“RSAs”), restricted stock rights (“RSRs”), or common stock awards (“Common Stock Awards”) (a NQSO, RSA, RSR or Common Stock Award, individually, an “Award;” collectively, “Awards”). The exercise price of NQSOs may not be less than 100% of the fair market value of the stock on the date of the option grant, and may only be exercised at such times as may be specified by the Committee and provided for in an award agreement, but may not be exercised after ten years from the date on which it was granted.  RSAs and RSRs consist of a specified number of shares of the Company’s Common Stock that are, or may be, subject to restrictions on transfer, conditions of forfeiture, and any other terms and conditions for periods determined by the Committee. Generally, unless the Committee determines otherwise, once the restricted stock vests, the shares of Common Stock specified in the Award will be free of restriction, subject to any applicable lock up period. Prior to the termination of the restrictions, under a RSA (but not a RSR), a participant may vote and receive dividends on the restricted stock unless the Committee determines otherwise, but may not sell or otherwise transfer the shares. Common Stock Awards under the plan may be issued free of restriction and may vest immediately; however, the Committee may impose vesting and other restrictions related to the grant of such common stock Awards.  Compensation expense for these Awards is recognized over the period they vest, although generally Common Stock Awards vest immediately, while the RSAs, RSRs and NQSOs will have a vesting period.

The following is a summary of the number and type of Awards granted to, or exercised or forfeited by, employees, non-employee members of the Board of Directors and consultants pursuant to the Company’s 2009 Stock Compensation Plan for the six months ended June 30, 2010 is as follows:

	Weighted-Average Grant or Exercise Price Per Share

Fiscal Year and Activity		Number of Shares
Shares reserved for issuance		20,000,000

Issued as of December 31, 2009	$ 0.21	1,434,329

2010 activity
Stock awards	0.17	2,378,725
Restricted stock awards	-	-
Restricted stock rights	-	-
Non-qualified stock options	-	-
Issued during 2010	0.18	2,378,725

Reserved for future issuance		16,186,946

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. For financial statement purposes, depreciation is provided on the straight-line method over the estimated useful life of the asset ranging from 3 to 10 years.

	(Unaudited)
Asset (Useful Life)	June 30, 2010	December 31, 2009

Software (3 years)	$ 84,224	$ 84,224
Computer equipment (3 to 5 years)	324,991	330,094
Furniture and fixtures (7 to 10 years)	488,239	488,239
Equipment (7 to 10 years)	77,251	34,265
	974,705	936,822
Less accumulated depreciation	654,932	607,165
Equipment, net	$ 319,773	$ 329,657

Depreciation expense for property and equipment was $52,526 and $50,096 in the six months ended June 30, 2010 and 2009, respectively, and is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Goodwill and Other Intangible Assets

Excess of Purchase Price over Net Assets Acquired (Goodwill) – The Company follows the provisions of ASC 805-10, “Business Combinations” and ASC 350-10, “Goodwill and Other Intangible Assets.” These statements establish financial accounting and reporting standards for acquired goodwill.  Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. Effective January 1, 2002, with the adoption of ASC 350-10, goodwill must be evaluated for impairment and is no longer amortized. Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired. To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets. Based on a net realizable value analysis as of June 30, 2007, goodwill from the acquisition of Wise Systems Ltd. was determined to be fully impaired. Therefore, there was no amortization expense of goodwill during the six months ending June 30, 2010 or during the same period in 2009.

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

Intangible Assets – Intangible assets consist of acquired software and patents. The acquired software is being amortized using the straight-line method over 5 years. Patent acquisition costs pertaining to PinPoint™ have been capitalized and are being amortized over the 20-year legal life of the patents. The Company evaluates the periods of amortization continually to determine whether later events or circumstances require revised estimates of useful lives. Amortization expense for intangible assets was $10,667 and $9,830 during the six months ending June 30, 2010 and 2009, respectively, and is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations. The Company’s intangible software technology was fully amortized as of December 31, 2009. Therefore, there was no amortization costs associated with software technology during the six-month period ended June 30, 2010. The Company anticipates incurring additional patent acquisition costs during the current fiscal year ending December 31, 2010.

Six Months Ended June 30, 2010
	Beginning Period Cost	Additions	Reductions	Net Book Value
Intangibles with finite lives:
Software technology	$ -	$ -	$ -	$ -
Patent acquisition costs	352,578	1,080	10,667	342,991
	$ 352,578	$ 1,080	$ 10,667	$ 342,991

Recently Issued Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”), issued ASU No. 2010-09, “Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements”, whereby it amended its authoritative guidance related to subsequent events to alleviate potential conflicts with current United States Securities and Exchange Commission (“SEC”) guidance.  Effective immediately, these amendments remove the requirement that an SEC filer disclose the date through which it has evaluated subsequent events.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

(3)

Financial Condition, Going Concern Uncertainties and Events of Default

During the six-month period ended June 30, 2010, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. As discussed below, we are in default under the terms of our outstanding Series A Debentures which became due on November 7, 2008.  We received a notice of default from three holders of the debentures. The amount due to our debenture holders for interest and principal as of June 30, 2010, was approximately $2,973,284 (of which $1,688,205 represents principal and $1,285,079 in accrued interest and late fees), exclusive of potential default amounts of approximately $2,438,093. Also, we have outstanding trade and accrued payables of $7,802,640 including accrued salaries due to our employees and management of $4,458,992. Also, our Chief Executive Officer’s net outstanding noninterest-bearing loans were $226,000, and other short-term loans of $652,138.

Our independent registered public accounting firm’s report on the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2009, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

During the period June through August 2009, at a series of closings, Applied Visual Sciences issued six month convertible promissory notes to an aggregate of 12 accredited investors in the aggregate principal amount of $725,000. The six-month notes accrue interest at a rate of 10% per annum. The notes are convertible, at the holder’s option, into shares of common stock at a conversion price of $0.25 per share. If converted, each holder is entitled to receive Class M common stock purchase warrants for the right to purchase an equal number of shares and are exercisable at a price of $0.25 per share, contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions, and expire sixty (60) months from the date the warrants were issued. Two note holders have converted an aggregate of $100,000 in principal amount and $6,144 of accrued interest into an aggregate of 424,575 shares of common stock, and 424,575 Class M Warrants. The remaining balance of the convertible notes as of June 30, 2010 is $625,000, of which $350,000 were extended for an additional six months and are convertible upon their maturity between June through July 2010, $275,000 was past due as of June 30, 2010. Of the $275,000 past due, $50,000 matured in December 2009, $75,000 matured on February 6, 2010, and $150,000 matured on March 31, 2010. Applied Visual Sciences has insufficient funds to pay the notes or the related accrued interest as of their maturity dates, and may be deemed to be in default under the notes. On March 10, 2010, one note holder in the amount of $25,000 issued a default notice to the Company. The Company is seeking to re-negotiate the terms of the notes, including the extension of their maturity date of the principal and interest. As a condition to any such extension, the note holders may seek to amend or modify certain other terms of the notes. Applied Visual Sciences’ failure to pay (i) any principal payment on the due date, or (ii) any interest or other payment required under the terms of the note on the date due and such payment shall not have been made within fifteen (15) days of Company's receipt of the note holder's written notice to the Company of such failure to pay, shall be deemed an event of default. Upon the occurrence or existence of any event of default, and at any time thereafter during the continuance of such event of default, the note holder may declare all outstanding obligations payable by Company thereunder to be immediately due and payable without presentment, demand, protest or any other notice of any kind, all of which are expressly waived.  In addition to the foregoing remedies, upon the occurrence or existence of any event of default, the note holder may exercise any other right, power or remedy granted to it by the note or otherwise permitted to it by law, either by suit in equity or by action at law, or both.

Between March through June 2010, Applied Visual Sciences sold to certain accredited investors units of securities of the Company, each such unit consisting of 80,000 shares of common stock and 80,000 Class N Common Stock Purchase Warrants. At a series of closings, Applied Visual Sciences sold an aggregate of 38.55 units of securities and issued an aggregate of 3,084,000 shares of common stock and 3,084,000 Class N Warrants for gross proceeds of $771,000 (or $706,780, net of commission and other expenses of $64,220). The Class N Warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, and certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance.

As of June 30, 2010, we had a cash balance of $180,158. Subsequently and through August 13, 2010, we received $275,000 ($259,000, net of commissions and expenses in the amount of $16,000) from the issuance and sale of 1,100,000 shares of common stock and 1,100,000 Class N Warrants. Management believes these funds to be insufficient to fund our operations, absent any cash flow from operations or funds from the sale of our equity or debt securities. We are currently spending or incurring (and accruing) expenses of approximately $345,000 per month on operations and the continued research and development of our 3i technologies and products.  Management believes that we will require approximately an additional $4,140,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. This assumes that holders of our outstanding debentures and convertible notes convert such debt into shares of our common stock or that we are able to extend the term of the debentures and notes, of which there can be no assurance.  In the event we are unable to extend the term of the debentures and convertible notes, the debenture and convertible note holders do not convert such debt or require payment of the interest and principal, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures (excluding convertible notes), we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

In view of Applied Visual Sciences’ limited revenues to date, the Company has relied and continues to rely substantially upon equity and debt financing to fund its ongoing operations, including the research and development conducted in connection with its products. If the proceeds from our financings are insufficient to fund our operations, pay our trade payables, and repay our unconverted debentures, or our debenture or note holders seek to enforce their rights under the debentures or notes, or our employees or trade creditors seek to enforce payment of amounts due to them, our results of operations and financial condition could be materially and adversely affected and we may be unable to continue our operations.  Also, in the event we are unable to pay our employees, we may suffer employee attrition. There can be no assurances that we will be successful in our efforts to raise any additional financing, any bank borrowing, and research or grant funding to repay the debentures or in our efforts to renegotiate our convertible debentures.  Moreover, in view of the current market price of our stock, we may have limited or no access to the capital markets.  Furthermore, under the terms of our agreements with the debenture holders, we are subject to restrictions on our ability to engage in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is based upon the trading price of our securities after initial issuance or otherwise subject to re-set. In view of the foregoing, we may be required to curtail operations significantly, or obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

Our outstanding Series A convertible debentures became due on November 7, 2008.  During the six months ended June 30, 2010, our debenture holders converted an aggregate of $427,500 in principal amount into an aggregate of 1,710,000 shares of our common stock. As of June 30, 2010, $1,688,205 in principal amount and $1,285,079 of unpaid interest and late fees was outstanding under the debentures. Failure to pay the principal, unpaid interest and certain late fees under the Debentures when due constitutes an event of default under the debentures and failure to remit payment of the debentures and all late fees may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law. As of the date of this report, the holders have not sought to enforce their rights under the debentures. We have and may in the future seek to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with our debenture holders with regard to any such repayment, repurchase or extension. Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance. Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.

We did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008, October 1, 2008, January 1, 2009, April 1, 2009, July 1, 2009, October 1, 2009, January 1, 2010, April 1, 2010, and July 1, 2010, which may be deemed to be events of default under the debentures.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after we become aware of such default, will be deemed an event of default. Applied Visual Sciences has not maintained the registration of the shares underlying the debentures and Series D Warrants to permit the reoffer and resale of such shares as required under the terms of our agreements with the holders of the debentures which also may be deemed an event of default under the Debentures.

If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law. In the event the debenture holders make such a demand, Applied Visual Sciences currently has insufficient funds to meet such demand. As of the date of this report, three debenture holders have sent notices of default under such debenture, and we may be considered in default by other debenture holders. In anticipation of such election by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $722,299 as of December 31, 2008, and $2,587,216 as of December 31, 2009. As of June 30, 2010, the default amount was remeasured at approximately $2,438,093, which is reflected in the carrying value of the debentures. This default amount was recognized as interest expense in Fiscal 2007 of approximately $645,641, and additional default amount during Fiscal 2008 and 2009 of $76,658 and $1,864,917, respectively. During the six months ended June 30, 2010, a decrease in the default amount of $149,123 was recognized as a reduction of interest expense.

During Fiscal 2010, our total stockholders’ deficit decreased by $1,725,260 to $14,419,373, and our consolidated net loss was $3,731,017 for the six months ended June 30, 2010. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence. Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

(4)

Acquisitions

Acquisition of Certain Assets of Difference Engines

On October 23, 2003, the Company entered into an agreement with Difference Engines Corporation (Difference Engines), a Maryland corporation, pursuant to which Applied Visual Sciences agreed to purchase certain intellectual property (IP) owned by Difference Engines, including but not limited to certain compression software technology, described as Difference Engine’s Visual Internet Applications or DEVision, as well as title and interest in the use of the name and the copyright of Difference Engines.

Under the terms of an Asset Purchase Agreement, Applied Visual Sciences issued 587,000 shares of its common stock as consideration for the purchase of the IP from Difference Engines Corporation. The 587,000 shares of common stock were subject to a two (2) year lock up.  Upon expiration of the two (2) year lock up period, in the event that the shares are not eligible for resale under “Rule 144” and have not been registered under the Securities Act, the holder of the shares may demand redemption of the shares. The redemption price is to be calculated on the basis of the average of the closing bid and asked prices of Applied Visual Sciences’ common stock for the twenty (20) consecutive business days ending on the day prior to the date of the exercise of the holder’s right of redemption. Under SEC Accounting Series Release (“ASR”) 268, “Presentation in Financial Statements of ‘Preferred Redeemable Stock’,” such freestanding financial instruments are to be classified as temporary equity and measured at the value of the redemption right. The initial redemption value of the common stock issued in the Difference Engines asset purchase was calculated at $2,044,228 and reclassified from permanent equity to temporary equity.

As shares of common stock are sold by the holders and/or the Company registers its outstanding shares of common stock, the then current fair value of those shares, based on the redemption value, shall be reclassified from temporary equity to permanent equity.  During the six months ending June 30, 2010, the temporary equity account was increased and the permanent equity account decreased by $59,368 for the change in the estimated redemption value of the outstanding shares currently held by the shareholders of Difference Engines Corporation, and reduced by $2,733 for the reclassification of common shares previously subject to repurchase. Since the acquisition of the intellectual property and through June 30, 2010, the cumulative effect on the temporary equity account for the change in the estimated redemption value of the outstanding shares held by the shareholders of Difference Engines Corporation is a reduction of $1,309,496, and due to the sale of Applied Visual Sciences stock previously held by the shareholders of Difference Engines Corporation is a reduction of $635,786. Therefore, the balance of the temporary equity account for the purchase of the intellectual property owned by Difference Engines as of the consolidated balance sheet date is $98,946.

(5)

Stockholders’ Equity

Issuance of Common Stock and Related Common Stock Warrants

During June, 2010, the Company sold to accredited investors an aggregate of 400,000 shares of common stock and 400,000 Class N Warrants for gross proceeds of $100,000 ($90,000, net of commissions and expenses in the amount of $10,000). The warrants are exercisable at a price of $0.25 per shares; contain a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire sixty (60) months from the date of issuance. Common stock was increased by $400 for the par value of the shares and $89,600 to paid-in capital.

During May, 2010, the Company sold to accredited investors an aggregate of 660,000 shares of common stock and 660,000 Class N Warrants for gross proceeds of $165,000 ($148,950, net of commissions and expenses in the amount of $16,050). The warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire sixty (60) months from the date of issuance. Common stock was increased by $660 for the par value of the shares and $148,290 to paid-in capital.

During April, 2010, the Company sold to accredited investors an aggregate of 1,104,000 shares of common stock and 1,104,000 Class N Warrants for gross proceeds of $276,000 ($254,180, net of commissions and expenses in the amount of $21,820). The warrants are exercisable at a price of $0.25 per shares; contain a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire sixty (60) months from the date of issuance. Common stock was increased by $1,104 for the par value of the shares and $253,076 to paid-in capital.

During March 2010, the Company accepted direct investments from accredited investors of an aggregate of $230,000 ($213,650, net of commissions and expenses in the amount of $16,350), and issued 920,000 shares of common stock. In addition, the Company issued an aggregate of 920,000 Class N common stock purchase warrants exercisable at a price of $0.25 that contain a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provision. The warrants expire in March 2015. Common stock was increased by approximately $920 for the par value of the shares and $216,480 to paid-in capital.

On March 12, 2010, the Company agreed to convert a $50,000 outstanding convertible promissory note for an aggregate of 200,000 shares of common stock, and 200,000 Class M common stock purchase warrants. The conversion price of the note was $0.25. The note holder also converted accrued and unpaid interest of $3,892 for 15,568 shares of common stock, and 15,568 Class M common stock purchase warrants. The warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance. Common stock was increased by $216 for the par value of the shares and paid-in capital was increased by $53,676.

Other Common Stock Issued Including Exercises of Warrants and Options

On June 18, 2010, in accordance with the terms of the Company’s outstanding Series A Debentures, a debenture holder converted $50,000 in principal amount of its debentures into an aggregate of 200,000 shares of common stock. Common stock was increased by $200 for the par value of the shares and paid-in capital was increased by approximately $49,800.

On June 7, 2010, the Company issued to a consultant 30,670 shares of common stock as compensation for services rendered. The shares were issued under the 2009 Stock Compensation Plan. Common stock was increased by $31 for the par value of the shares and paid-in capital was increased by approximately $10,397. Deferred compensation expense of $10,428 was also recorded.

During June 2010, two accredited investors exercised an aggregate of 300,000 Class M common stock purchase warrants for $75,000, and the Company issued 342,000 shares of common stock. Common stock was increased by $342 for the par value of the shares and $74,658 to paid-in capital.

On May 17, 2010, the Company issued to a consultants 79,225 shares of common stock as compensation for services to be rendered during May 1 through July 31, 2010. The shares were issued under the 2009 Stock Compensation Plan. Common stock was increased by $79 for the par value of the shares and paid-in capital was increased by approximately $22,421. Deferred compensation expense of $15,000 was recorded during the three months ended June 30, 2010.

On May 7, 2010, a holder of our Series D Warrants used the cashless exercise provision of their stock purchase warrants to exchange 50,000 stock purchase warrants for 16,940 shares of common stock.  Common stock was increased by $17 for the par value of the shares and paid-in-capital was decrease by $17.

During May 2010, the Company issued to three consultants 93,712 shares of common stock as compensation for services rendered. The shares were issued under the 2009 Stock Compensation Plan. Common stock was increased by $94 for the par value of the shares and paid-in capital was increased by approximately $32,416. Deferred compensation expense of $32,510 was also recorded.

On April 19, 2010, the Company issued an aggregate of 40,000 shares of common stock under the 2009 Stock Compensation Plan. The fair value of the stock was $11,200, resulting in an increase in common stock by $40 for the par value of the shares, $11,160 to paid-in capital, and $11,200 to stock-based compensation expense.

On April 1, 2010, the Company issued to a consultant 23,698 shares of common stock as compensation for services rendered. The shares were issued under the 2009 Stock Compensation Plan. Common stock was increased by $24 for the par value of the shares and paid-in capital was increased by approximately $3,294. Deferred compensation expense of approximately $3,318 was also recorded.

On March 16, 2010, the Company issued to a consultant 100,000 shares of common stock as compensation for services rendered. Common stock was increased by $100 for the par value of the shares and $13,900 to paid-in capital. Deferred compensation expense of $14,000 was also recorded.

On March 1, 2010, the Company issued to two consultants 82,528 shares of common stock as compensation for services rendered. The shares were issued under the 2009 Stock Compensation Plan. Common stock was increased by $82 for the par value of the shares and paid-in capital was increased by approximately $8,996. Deferred compensation expense of $6,578 was also recorded.

In February 2010, the Company issued to two consultants 303,892 shares of common stock as compensation for services rendered. The shares were issued under the 2009 Stock Compensation Plan. Common stock was increased by $304 for the par value of the shares and paid-in capital was increased by approximately $45,280. Deferred compensation expense of $44,113 was recorded during 2010.

In January 2010, the Company issued an aggregate of 1,725,000 shares of common stock under the 2009 Stock Compensation Plan to certain employees. The fair value of the stock was $266,250, resulting in an increase in common stock by $1,725 for the par value of the shares, $264,525 to paid-in capital, and $266,250 to stock-based compensation expense.

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

On January 7, 2010, the Company issued to a consultant 175,000 shares of common stock as compensation for services rendered. Common stock was increased by $175 for the par value of the shares and paid-in capital was increased by approximately $22,575. Deferred compensation expense of $22,750 was also recorded.  The shares were subsequently cancelled on June 11, 2010 and the related par value, paid-in-capital and deferred compensation expense were reversed.

Other Common Stock Warrants Issued or Forfeited

On May 29, 2010, the Company cancelled 200,000 Class C common stock purchase warrants that expired. The fair value of the warrants on August 7, 2006, the date of issuance, was $36,000.

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

The Company has issued warrants as compensation to its bridge note holders, placement agents and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.  The table below shows by category, the warrants issued and outstanding at June 30, 2010.

Common Stock Purchase Warrants	Number of Warrants Outstanding and Exercisable	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Placement agents	15,260	November 2003	$ 1.95	December 2010
	239,745	May 2004	1.95	December 2010
	48,000	April 2005	3.00	August 2010
	92,500	July 2005	2.60	July 2010
	311,760	November 2006	0.25	November 2011
	311,760	April 2007	0.25	April 2012
	47,564	July 2007	1.17	July 2012
	198,154	June 2009	0.25	November 2011
	198,154	June 2009	0.25	April 2012
	272,827	June 2009	0.45	June 2014
	108,000	July 2009	0.25	July 2014
	205,000	December 2009	0.28	December 2014
	2,048,724

Note and debenture holders	142,652	December 2003	0.75	December 2010
	53,334	April 2004	0.75	December 2010
	600,000	August 2006	1.60	August 2011
	1,744,455	November 2006	0.25	November 2011
	1,794,456	April 2007	0.25	April 2012
	243,666	April 2007	1.60	April 2011
	10,000	December 2007	0.70	December 2012
	18,293	February 2009	0.41	February 2014
	1,140,555	June 2009	0.25	November 2011
	1,140,554	June 2009	0.25	April 2012
	209,007	November 2009	0.25	November 2014
	150,000	January 2010	0.25	January 2015
	7,246,972

Private placement investors	10,000	July 2005	2.00	December 2010
	8,000	May 2007	0.75	December 2010
	864,798	July 2007	1.17	July 2012
	1,000,000	August 2007	0.80	August 2010
	312,500	August 2007	0.80	December 31, 2011
	1,312,500	August 2007	1.75	August 2012
	1,500,000	February 2008	0.70	February 2013
	214,285	March 2008	0.75	March 2013
	2,142,850	April 2008	0.70	April 2013
	2,682,553	Sept to Dec 2008	0.41	Sept to Dec 2013
	4,358,981	January to April 2009	0.41	Jan to April 2014
	1,113,000	June to Aug 2009	0.25	June to Aug 2014
	3,631,973	August 2009	0.25	July to Dec 2013
	214,285	September 2009	0.41	December 2012
	2,290,000	Oct to Dec 2009	0.25	Oct to Dec 2014
	3,299,568	March to June 2010	0.25	March to June 2014
	24,955,293

Consultants	60,000	February 2008	.54	February 2013
	200,000	December 2009	0.25	December 2014
	260,000

Total Warrants Issued/Outstanding	34,510,989

 (6)

Subsequent Events

Subsequent events are reported by the Company to disclose events that have occurred after the balance sheet date, but before the financial statements are issued. Such events may be to provide additional information about conditions that existed at the date of the balance sheet, or conditions that did not exist at the balance sheet date. The Company has evaluated subsequent events through August 13, 2010.

Effective July 9, 2010, Guardian Technologies International, Inc., changed its name to Applied Visual Sciences, Inc. (the “Company”).  The name change was effected through a short form merger pursuant to Section 253 of the General Corporation Law of the State of Delaware by merging our wholly owned subsidiary into us.  We are the surviving corporation of the merger and have amended our certificate of incorporation to change our name to Applied Visual Sciences, Inc., pursuant to a Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware on July 9, 2010.  The merger was effected pursuant to resolutions adopted by the board of directors of the Company.  Stockholder approval of the merger was not required to effect the merger and our outstanding shares of common stock will not be affected by the change of name.  The new CUSIP number for our shares of common stock is 038287108, and the new trading symbol for our common stock is APVS.

On July 9, 2010, the Company and LRS Institute of Tuberculosis & Research Development, an agency under Indian Government’s Ministry of Health and Family Welfare, jointly submitted to the Wellcome Trust a proposal for the migration, development, and clinical evaluation of Signature Mapping system for Automatic Detection of AFB using Ziehl-Neelsen Stain and Bright Field Microscope. The estimated proposal timeline from submission to award is estimated to be approximately 90 days.  If the proposal is accepted, it is anticipated that the proposal will be funded and commencement of the project will begin the 4th Quarter of 2010 with a twelve month projected completion. As reported by the World Health Organization, Country Office of India, Core Programme Centers Communicable Disease and Disease Surveillance, March 25, 2009, India maintains more than 12,000 certified governmental TB facilities throughout their entire health care system.  India is the highest TB burden country accounting for one fifth of global incidence (i.e. nearly 2 million new cases each year), and approximately 330,000 deaths annually. It is estimated that the social and economic burden to patients and their families from TB in India is in excess of $3.3 billion dollars annually. (See RNTCP Sensitization First Edition 10th Nov 06. “TRC, Socio-Economic Impact of TB on Patients and Family in India, Int J Tub Lung Dis 1999”).

The Company continues to be in default under its $1,688,205 in principal amount of outstanding Series A 10% Senior Convertible Debentures, which became due on November 7, 2008, and did not make timely payment of the interest due on July 1, 2009. As the Company continues to have insufficient funds to repay the debentures and related unpaid interest and late fees, the Company may be considered in default by the debenture holders. The Company is seeking to re-negotiate the terms of the debentures, including the repurchase of the debentures and/or seeking to extend their maturity date, although the Company has not reached any agreement with regard to such repurchase or extension. As a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. There can be no assurances that the Company will be successful in its efforts in renegotiating the terms of the debentures, or receive additional financing, any bank borrowing, and grant funding to repay the debentures.

The Company continues to be in default of $275,000 in principal amount of outstanding six-month convertible promissory notes that were issued from June through August, 2009. The Company has insufficient funds to pay the convertible notes or the related accrued and unpaid interest as of their maturity dates, and may be deemed to be in default under the notes. On March 10, 2010, one note holder issued a notice of default to the Company. The Company is seeking to re-negotiate the terms of the notes, including the extension of the maturity date of the principal and interest. As a condition to any such extension, the note holders may seek to amend or modify certain other terms of the notes.

On July 12, 2010, the Company agreed to convert approximately $27,138 outstanding convertible non-interest bearing note for an aggregate of 79,819 shares of common stock. The conversion price of the note was $0.34.

From July 1 through August 13, 2010, the Company issued to two consultants 108,806 shares of common stock as compensation for services rendered. The shares were issued under the 2009 Stock Compensation Plan. Common stock was increased by $109 for the par value of the shares and paid-in capital was increased by approximately $40,419.

On July 20, 2010, investors exercised 864,798 Series D Common Stock Purchase Warrants in a cashless exercise to purchase an aggregate of 403,226 shares of common stock. There were no fees or commissions incurred in the transaction. The carrying value of the warrants was approximately $284,798.

From July 1 through August 13, 2010, the Company sold to accredited investors an aggregate of 1,100,000 shares of common stock and 1,100,000 Class N Warrants for gross proceeds of $275,000 ($259,000, net of commissions and expenses in the amount of $16,000). The warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire sixty (60) months from the date of issuance.

(7)

Fair Value Measurement

The Company determines the fair value of its derivatives that are classified as liabilities, on a recurring basis using significant unobservable inputs.  The fair value measurement of these liabilities is consistent with ASC 820, "Fair Value Measurements"  ASC

820 did not have an impact on the consolidated financial position or results of operations; however, the required disclosure for the period ended June 30, 2010 is as follows:

Liabilities Measured at Fair Value	Convertible Notes and Debentures, Net of Discount (1)	Beneficial Conversion Feature of Debentures (2)	Total
Beginning balance as of December 31, 2009	$ 4,702,921	$ 1,354,051	$ 6,056,972
Revaluation (gain)/loss in interest expense	(149,123)	1,342,564	1,193,441
Conversions	(427,500)	(265,600)	(693,100)
Ending balance as of June 30, 2010	$ 4,126,298	$ 2,431,015	$ 6,557,313

Total (gain)/loss from revaluation of derivatives included in earnings for the period and reported as an adjustment to interest	$ (149,123)	$ 1,342,564	$ 1,193,441

(1) The balance as of June 30, 2010, includes $1,688,205 for the outstanding convertible debentures issued November 8, 2006 and April 12, 2007, and an additional amount of $2,438,093 for the event of default provision under the debentures, including accrued and unpaid for 2007, 2008, 2009 of $645,641, $76,658, and $1,864,917, respectively, and a reduction in the default amount during the six months ended June 30, 2010 of $149,123.

(2) Represents the conversion feature of outstanding convertible debentures issued November 8, 2006 and April 12, 2007.  The fair value of the conversion feature since May 20, 2009, the final milestone reset date of the debentures, was determined using market quotation.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

You should read the following summary together with the more detailed information and consolidated financial statements and notes thereto and schedules appearing elsewhere in this report.  Throughout this report when we refer to the “Company,” “Applied Visual Sciences,” “we,” “our” or “us,” we mean Applied Visual Sciences, Inc., and its subsidiaries.

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, intangible assets, and contingencies.  We base our estimates on historical experience, where available, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions and conditions.

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

Our independent registered public accounting firm’s report on the consolidated financial statements included herein for the year ended December 31, 2009 contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

Overview

Applied Visual Sciences, Inc. was incorporated in the Commonwealth of Virginia in 1989 and reincorporated in the State of Delaware in February 1996 under the name Guardian Technologies International, Inc. The name of the company was changed to Applied Visual Sciences, Inc., on July 9, 2010. For certain risk factors related to the Company, please refer to Item 1A - Risk Factors of our Form 10-K the year ended December 31, 2009, and Item 1A, Part II of this Report.

Applied Visual Sciences is a technology company that designs and develops imaging informatics solutions for delivery to its target markets:  aviation/homeland security and healthcare.  The Company utilizes imaging technologies and analytics to create integrated information management technology products and services that address critical problems in healthcare and homeland security for corporations and governmental agencies.  Each product and service can improve the quality and response time of decision-making, organizational productivity, and efficiency within the enterprise.  Our product suite integrates, streamlines, and distributes business and clinical information and images across the enterprise.

Applied Visual Sciences’ core technology is an “intelligent imaging informatics” (“3i™”) engine that is capable of extracting embedded knowledge from digital images, and has the capacity to analyze and detect image anomalies. The technology is not limited by type of digital format.  It can be deployed across divergent digital sources such as still images, x-ray images, video and hyper-spectral imagery. To date, the technology has been tested in the area of threat detection for baggage scanning at airports, for bomb squad applications and the detection of tuberculosis by analyzing digital images of stained sputum slides captured through a photo microscopy system.  Varying degrees of research and development have been conducted in the areas of detection for cargo scanning, people scanning, military target acquisition in a hyper-spectral environment, and satellite remote sensing ground surveys.  Product development in these areas is ongoing, and while there can be no assurance, we believe that the technology should produce results equal to or greater than those currently achieved in baggage scanning.

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

On February 4, 2009, the Company signed a Master Development Agreement (“MDA”) with Aurum Innova (Pty), Ltd., a company related to the Aurum Institute for Health Research, and installed in February 2009 an alpha product of Signature Mapping™ tuberculosis (“TBDx”) software in a “retrofit configuration” for an evaluation by the National Health Laboratories (“NHLS”) in South Africa. This agreement extends the Company’s contractual relationship with Aurum that was first established with the signing of a Memorandum of Understanding on July 25, 2008.  The new agreement provides for the joint development of products and services aimed at the screening, early detection and staging of diseases including TB, silicosis, and malaria.  Each product will be the subject of a separate project specifications and the MDA included project specifications for our joint development of an automated TB sputum detection product.  Aurum has agreed to clinically evaluate the products, and the parties agreed to jointly market and sell, initially in South Africa but eventually in sub-Saharan Africa, the jointly developed products, including our Signature Mapping™ TBDx™ product, through third parties and/or through Aurum.  The Company agreed to pay Aurum a royalty on a product by products basis, based on the net revenue received by us through our distributors, and to be delineated by the parties.  Also, the Company agreed to pay Aurum a commission with regard to sales of the products by Aurum.  Further, Aurum has agreed to use every reasonable effort to raise funding to complete the development of a product following completion of the initial proof of concept.  Any intellectual property jointly developed by us and Aurum will be jointly owned.  The agreement may be terminated on one year’s prior written notice by either party, automatically terminates upon completion of project specifications and if no products are being marketed under the agreement, or for cause.  The agreement also contains certain confidentiality and indemnification provisions.

The Company was granted by the United States Patent & Trademark Office (“USPTO”) two patents related to our underlying 3i technology.  The patents are for the “System and Method for Identifying Objects of Interest in Image Data.”  The patent covering our healthcare products was granted on February 17, 2009, Patent No. US 7,492,937, and the patents covering our security product was granted on February 27, 2009, Patent No. US 7,496,218.  As of the date of this report, we have 14 pending patents applications (U.S. and foreign) further covering the implementation of our core 3i technology.  We are awaiting official responses for these remaining patent applications.  We cannot provide assurance that any or all of the remaining patent applications will issue to patents or that they will not be challenged, or that rights granted to us would actually provide us with an advantage over our competitors. Prior art searches have been conducted and based on the results of these searches, we believe that we do not infringe any third party patents identified in the searches.

Our outstanding Series A convertible debentures became due on November 7, 2008. As of June 30, 2010, $1,688,205 in principal amount and $1,285,079 of unpaid interest and late fees were outstanding under the debentures. Failure to pay the principal, unpaid interest and certain late fees when due, constitutes an event of default under the debentures and failure to remit payment of the debentures and all late fees may result in enforcement of their rights and remedies under the debentures and applicable law. As of the date of this report, the holders have not sought to enforce their rights under the debentures. We are seeking to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached a definitive agreement with our debenture holders with regard to any such repayment, repurchase or extension. Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance. Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.

As of June 30, 2010, the Company was in default of $275,000 of its $625,000 outstanding six-month convertible promissory notes that were issued from June through August, 2009. The Company has insufficient funds to pay the convertible notes or the related accrued and unpaid interest as of their maturity dates, and may be deemed to be in default under the notes. On March 10, 2010, one note holder issued a notice of default to the Company. The Company is seeking to re-negotiate the terms of the notes, including the extension of their maturity date of the principal and interest. As a condition to any such extension, the note holders may seek to amend or modify certain other terms of the notes.

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

The market for contraband detection systems is anticipated to become intensely competitive and many of our competitors are better capitalized and have greater marketing and other resources than Applied Visual Sciences.  PinPoint™ continues to be developed to address the market for contraband detection. The extended alpha version working model of PinPoint™ has been tested successfully at live carry-on baggage checkpoints in three international airports. Integration within currently deployed manufacturers’ scanning equipment is a requisite to anticipated sales, and is considered a significant development risk. PinPoint™ is available for sale to customers; however no sales are anticipated until we are able to seamlessly integrate with the manufacturers’ scanning equipment.

Currently, there are limited standards within the aviation security marketplace for the testing and validation of software technology solutions.  To date the marketplace has placed a premium on the newest innovations in hardware technology and has failed to grasp how a threat detection software solution can succeed.

A major joint initiative between the Department of Homeland Security (DHS) and the National Electrical Manufacturers Association (NEMA) is expected to open a path to both increase the interoperability of security equipment as well as provide a mechanism to use third party threat detection software as part of the screening solution.  This enabling initiative is the Digital Imaging and Communications in Security (DICOS) standard, similar to the Digital Imaging and Communications in Medicine (DICOM) standard.  With a defined standard for the output of each screening device, complimentary automated threat detection software can be appended to any x-ray equipment.  The schedule for publication of this standard is being driven by the expected purchase by DHS/TSA of new security screening equipment for over 400 US airports.  An employee of Applied Visual Sciences is the co-chair of one of the three NEMA working groups drafting the DICOS standard.

As highlighted below in the NEMA article, “DICOS - Homeland Security Spending Keeps on Growing” - Published Friday, January 16, 2009 11:05 AM by  HYPE Harry Massey, expenditures for security solutions are increasing.  Management believes Applied Visual Sciences is well positioned to be a third party solution provider leveraging the standard output of all future security equipment procured by the US Government. “Global homeland security spending has received a major boost in light of recent international terrorist events, as countries look at new ways to thwart terrorists and secure borders. Spending in the industry is expected to triple to $178 billion by 2015.  Security-related spending will include more sophisticated information technology and the protection of other vulnerable terrorist targets.  With the initial focus on airport security, NEMA has stepped up its outreach to DHS and TSA. Currently developing DICOS, the new NEMA standard will capture scans of checked baggage so that scans can be read by threat detection software. The new standard will facilitate interoperability of security-imaging equipment. With DHS/TSA expected to purchase new equipment for over 400 U.S. airports, NEMA members have joined with DHS to develop the standard.  With Phase 1 of DICOS expected to be completed this year, NEMA has begun looking at other modalities. The security industry is looking at border, rail, seaport, industrial and nuclear plant security.”

Management believes that international market acceptance of PinPoint™ as a viable threat detection solution will not only enhance our ability to sell worldwide, but it will open additional opportunities for the development of PinPoint™ as the “intelligent image” analysis solution for areas such as military target acquisition, satellite remote sensing, and additional opportunities within aviation security such as people portals and cargo scanning.  Additionally, we seek support of the U.S. Congress and the equipment manufacturers through lobbying and other efforts.  We remain focused on the ongoing development of PinPoint™, particularly with respect to field test results.  This focus must be even sharper as we enter the pilot test arena where the duration of the pilot test, the conditions under which the pilot test is conducted, and the definition of success and failure will vary country-by-country. Market acceptance is a key to our future success.

Applied Visual Sciences continues to perform research and development activities in accordance with the terms of its February 17, 2009 extension for two years of the Cooperative Research and Development Agreement (“CRDA”) with the Transportation Security Administration (“TSA”) that was initially signed on August 18, 2006, and previously renewed on August 8, 2007 and February 12, 2008, with the United States Department of Homeland Security Science and Technology Directorate, for testing and validation of the PinPoint™ product capabilities at the Transportation Security Labs (TSL). The project began on September 5, 2006 for explosive image collection, and is being followed by refinement of the development and testing of PinPoint™.  While TSA certification is not absolutely essential to the acceptance of Applied Visual Sciences’ PinPoint™ product, we believe that having TSA certification and a business relationship with the TSA is important to our strategic growth plans, as the relationship represents an important opportunity to obtain contracts for the licensing of our baggage scanning applications and for future aviation and transportation security applications and solutions that we develop or enhance.

We completed a funded research and development contract with the U.S. Department of Homeland Security (“DHS”).  As part of the project, we also entered into a Mutual Non-Disclosure Agreement with DHS. The scope of work is focused on the expansion of PinPoint’s™ capabilities to include the detection of certain TSA specified explosives for future deployment on both existing and future deployed scanners.

We submitted proposals for locations within the U.S. that are designated ‘high threat targets” to provide PinPoint™ for private facility security. These opportunities would permit Applied Visual Sciences to have deployed sites in a public facility as well as other advantages.  We will continue to pursue opportunities for the deployment of our PinPoint™ product. Also, during 2009, we received an export license for demonstration purposes as we further pursued the opportunity in South Africa. We are in discussions with a security company in South Africa as well as the government to provide our PinPoint™ technology.

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

Healthcare Signature Mapping™ Solution

In an effort to expand upon the use of our core technology 3i™ “intelligent imaging informatics,” we are migrating and adopting our threat detection algorithms and quantitative imaging capabilities for use in the imaging field of diagnostic radiology and pathology. The technology is called Signature Mapping™. Our Signature Mapping™ platform technology represents the technological basis upon which we expect all diagnostic radiology and pathology applications will be developed. Any Signature Mapping™ product introduced in the United States may be subject to Food and Drug Administration (“FDA”) review and approval, including with regard to its safety and effectiveness before we may begin marketing and selling any such product in the U.S. Such approval may require us to obtain extensive data from clinical studies to demonstrate such safety or effectiveness. Within the international markets the regulatory requirements differ, specifically in South Africa, where we are testing our TBDx™ application for the detection of tuberculosis by analyzing digital images of auramine stained sputum slides captured through a photo microscopy system.  We may be subject to similar regulatory requirements in foreign countries in which we seek to market and sell our healthcare CAD products.

The challenge for modern radiology is to improve the quality of clinical care while simultaneously reducing costs and improving patient outcomes.  To accomplish this goal, radiology has greatly expanded its use of various imaging modalities to include Nuclear Medicine, Ultrasound, Computer Tomography (“CT”), Magnetic Resonance Imaging (“MRI”), Positron Emission Tomography, and Digital Radiography (“X-ray”).  While significant improvements in diagnostic radiology have occurred using these imaging modalities, the same degree of technological advancements has not been available to help radiologists to accurately interpret and quantify the rapidly expanding number and diversity of imaging cases generated each day; and coupled with the level of difficulty in reading the image, radiologists are also prone to interpretation subjectivities, and misreads given the enormous patient loads and time constraints radiologists face each day. Studies and other literature indicate that radiologists are about 80% accurate at best in reading screening x-ray breast examinations - 75% accurate for women in their 40s. Certain studies have found that lesions are simply not detected 10 to 15% of the time. (See Milano C (1999). “Subjectivity Challenges Breast Cancer Exams and Diagnosis”.) Such knowledge has resulted in a tendency towards additional procedures, such as biopsies which sometimes prove unnecessary. While traditional computer aided detection (“CAD”) assists radiologists by marking anomalies without providing additional visualization or analytical tools, CAD applications have certain characteristics that limit their capabilities. CAD results are associated with high false positive rates. The pattern recognition algorithms employed by CAD restrict their functionality to searching for a specific disease within a specific imaging modality. Applied Visual Sciences is developing a new approach for radiographic image analysis based on our platform technology, Signature Mapping™.  It is the first image-analysis-based technology that we believe will be capable of

“characterizing tissues” across a broad range of digital imaging modalities. The software has been designed to work seamlessly with Digital Imaging and Communication in Medicine (“DICOM”) images generated from any existing imaging modality. It can be integrated into a Picture Archiving & Communication System (PACS) network, a stand-alone digital imaging modality, a diagnostic workstation or a clinical review workstation.

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

Signature Mapping™ appears to provide advantages for providing the knowledge for automatic detection.  The development of a “tissue characterization” and detection model employs the use of supervised machine learning and contextual image analysis to analyze and classify the features associated with the newly created “signatures.”  The fusion of these three technologies is known as Applied Visual Sciences’ Intelligent Imaging Informatics 3i™. Unlike other pattern recognition methodologies, the 3i™ solution can reveal and differentiate inherent structures for all materials in an image regardless of:  The imaging modality used to create the image, Location within the image, Shape or texture, and Object orientation even if obscured by its relationship to other materials.

Clinical Experience and Medical Accomplishments

While Signature Mapping™ is expected to be capable of use in a wide range of medical image analysis applications, our initial application product development efforts have been focused in the following principal areas: detection of tuberculosis by analyzing digital images of stained sputum slides captured through a photo microscopy system; breast cancer detection using x-ray mammography, MRI and ultrasound; neurological imaging analysis through the detection and quantification of acute intracranial hemorrhage using non-contrast CT, normal pressure hydrocephalus, and multiple sclerosis using MRI; chest radiography targeted at tuberculosis and silicosis detection using digital x-ray. The Company is focused on tuberculosis (“TB”) given the participation of the South African government through the National Health Laboratory Services (the "NHLS") and the Aurum Institute, and the amount of funding available for such project.

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

Our research to-date includes five programs and studies conducted under the direction of the Image Processing and Informatics Laboratory at the University of Southern California (USC) using clinical data and images provided by: the Image Processing and Informatics Laboratory at USC, Howard University in Washington, D.C., the South Florida Clinical Mammography Data Base; and a program and study for the detection of TB in stained sputum slides through a photo microscopy system at the National Health Laboratories of South Africa.

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

Recent Developments - Signature Mapping™

On May 25, 2010, the Company and Rodash 136 (Pty) Ltd, of South Africa, executed a Preferred International Distributor Agreement for Rodash to promote the licensing and distribution of Applied Visual Sciences’ PinPoint™ suite of software. Rodash will also provide support to licensees of the products. The three year agreement provides for automatic successive one year renewal periods, unless either party provides written notice to the other of its intention to terminate or to re-negotiate the agreement no less then one hundred and twenty days prior to the end of the then-current period. The Company appointed Rodash as the exclusive distributor for such products in Africa, Brazil, Argentina, Indonesia and Australia, although the agreement permits Applied Visual Sciences to enter into business relationships with original equipment manufactures for the licensing, distribution, or resale of PinPoint™ products.

On May 25, 2010, the Company and Romador 168 (Pty) Ltd, of South Africa, executed a Preferred International Distributor Agreement for Romador to promote the licensing and distribution of Applied Visual Sciences’ Signature Mapping™ suite of software. Romador will also provide support to licensees of the products. The three year agreement provides for automatic successive one year renewal periods, unless either party provides written notice to the other of its intention to terminate or to re-negotiate the agreement no less then one hundred and twenty days prior to the then-current period. The Company appointed Romador as the exclusive distributor for such products in Africa, Brazil, Argentina, Indonesia and Australia, although the agreement permits Applied Visual Sciences to enter into business relationships with original equipment manufactures for the licensing, distribution, or resale of Signature Mapping™ products.

On May 27, 2010, the testing of the fully automated tuberculosis detection system, Signature Mapping TBDx™ (SM TBDx), at the South African National Health Laboratories (NHLS) successfully validated the integrated performance of each hardware component of the automated slide management system. The integrated hardware-software TB detection solution accurately identified 100% of the TB slides processed during an abbreviated trial.  As a result, the scope of the clinical trial protocols will be expanded to further demonstrate the new integrated technology, and include comparative data from: 1) human expert readers under research conditions, 2) human laboratory technologists reading under routine conditions, 3) SM TBDx (at 100 fields of view per slide, the WHO accepted guidelines), 4) SM TBDx (500-1,000 fields of view per slide), and 5) culture (considered the gold standard). The NHLS has agreed that the TBDx trial should take place in the United States, and be conducted under independent observer validation. The selection of the independent observer, the dates to recommence the trials, and the protocols are being coordinated by the Aurum Institute and NHLS.

On April 19, 2010, the Company received an order from IDECO Group Limited, in South Africa, for three fully automated Signature Mapping Tuberculosis Diagnostic (“TBDx™”) systems. Shipment of the three systems is for the clinical evaluation of the TBDx™ fully automated detection system that took place in May 2010 with the South African National Health Laboratory Services (the "NHLS"), and subsequent evaluation that will take place in the United States, which is to be conducted under independent observer validation. At the end of the clinical evaluations, the three TBDx systems will be assigned to the NHLS laboratories involved in ongoing tuberculosis research.

We continue the development of our automated TB sputum detection product, TBDx™ in collaboration with the Aurum Institute for Health Research (“Aurum”), in South Africa. On October 17, 2008, we completed the development of a functional prototype of the automated TB software. The prototype demonstrated our ability to collect sputum slide images, present those images within a viewer system, analyze in real time the images captured, and to automatically detect and quantify tuberculosis bacteria at relatively high rates of accuracy and low false positives. In February 2009, we installed an alpha prototype Signature Mapping™ TBDx™ software in a “retrofit configuration” for evaluation by the National Health Laboratories (HLS) in South Africa. The configuration included an Olympus fluorescent microscope, a 1.2 megapixel camera and a HP desktop computer configured to Applied Visual Sciences’ hardware specifications. The evaluation included the data collection and evaluation to determine optimal performance configuration and possible impacts to different microscope and digital camera specifications and sputum slide quality. A number of workflow considerations were evaluated to optimize detection and workflow integration for a particular laboratory setting. The technical team was trained to detect and evaluate auramine stained tuberculosis specimens on various sputum slide levels of quality. We identified additional business revenue opportunities and extended applications for Signature Mapping™ in the tuberculosis program. These include: training, slide quality management, overall quality management and tuberculosis vs. bacterium species analysis in culturing, using the Zeal-Nielsen staining process. Additionally, our technical team collected a significant quantity of clinical data, customer insight and feedback from key HLS personnel on the optimal workflow for both the retrofit and “black box” requirements.  The TBDx™ application wrapper was stress-tested in a clinical application oriented environment.

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

In February 2009, the Company in conjunction with our partner the Aurum Institute established a Scientific Advisory Board in South Africa, and its members include Dr. Gavin J. Churchyard, founder and CEO of Aurum Institute for Health Research, Dr. David Clark, President of the Aurum Institute for Health Research, Dr. Gerrit Coetzee, Head of the National Tuberculosis Reference Laboratory of the National Health Laboratory Services, Dr. Bernard Fourie, Chief Scientific Officer with the Medicine in Need Inc organization, Mr. Stan Harvey, Acting Executive Regional Manager of the National Health Laboratory Services, and Dr. Natalie Beylis, Director of Laboratory Tuberculosis Services at the National Health Laboratory Services Braamfontein Hospital.  The responsibilities of the Scientific Advisory Board include the identification of product specifications for our Signature Mapping™ Tuberculosis (“TBDx™”) product, and determination of how the technology will be implemented in South Africa. The Scientific Advisory Board met in May 2009, and agreed on the requirements for TBDx application and detection performance, and overall customer requirements.  The establishment of the Scientific Advisory Board led to the memorandum of understanding between Applied Visual Sciences, Aurum, and NHLS, discussed above.

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

Principal Offices

The Company leases approximately 3,269 square feet of office space pursuant to the terms of a lease entered into on April 13, 2010, which expires on April 30, 2011, for a monthly lease payment of $5,585. The Company believes that such office space will be sufficient for its needs for the next 12 months, although the lease does not contain a renewal option.  The Company’s principal offices are located at 250 Exchange Place, Suite H, Herndon, Virginia 20170. Our telephone number at such address is (703) 464-5495.

Results of Operations

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

The following analysis reflects the condensed consolidated results of operations of Applied Visual Sciences, Inc. and its subsidiaries.

Net Revenues.  Net revenues were $6,608 for the three month period ended June 30, 2010, compared to $0 for the comparable period in 2009, or an increase of $6,608. The increase is due to funded research and development activities. During the second quarter of 2010, the Company continued a funded research and consulting services contract with the National Electrical Manufacturers Association (“NEMA”) that began in August 2010, which is a funded project by the Department of Homeland Security (DHS) for the establishment of the Digital Imaging and Communications in Security (DICOS). There were no revenue activities for funded research and development contracts during the same period in 2009.

Cost of Sales.  Cost of sales for the three months ended June 30, 2010 was $1,008 (15.2% of net revenue), compared to $2,655 (100.0% of net revenue) during the same period in 2009, a decrease of $1,647, or 24.9% of the increased net revenue. The decreased costs are the result of lower labor costs of $1,647 for funded research and development activities.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended June 30, 2010, decreased $317,007 (22.5%) to $1,091,056 for 2010 as compared to $1,408,063 for the same period in 2009. The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the three-month period ended June 30.

	Three Months Ended June 30
	2010	2009	$ Change	% Change

Payroll and related costs	$ 550,519	$ 741,885	$ (191,366)	(25.8)
Professional fees	114,971	111,657	3,314	3.0
Research and development costs	79,659	136,829	(57,170)	(41.8)
Insurance costs	22,030	21,754	276	1.3
Rent - building and equipment	48,227	84,176	(35,949)	(42.7)
Travel and related	29,177	12,888	16,289	126.4
Miscellaneous expenses	45,338	24,701	20,637	83.5
Depreciation and amortization	35,058	29,472	5,586	19.0
Stock-based compensation (1)	166,077	244,701	(78,624)	(32.1)
Total	$ 1,091,056	$ 1,408,063	$ (317,007)	(22.5)

(1) 2010 excludes $46,256 of stock based compensation, of which $38,616 is included in research and development and $7,640 is included in miscellaneous expenses.

Payroll and related costs, which includes salaries, commissions, taxes and benefits, decreased $191,366 (25.8%), due to four employees being on temporary leave of absence, although they continue to support the Company on a part-time basis as needed.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees increased for the three months ended June 30, 2010 versus the same period last year by $3,314 (3.0%) due to: (i) an increase in legal fees of $26,467 due to the recent corporate restructuring and related name change, (ii) a decrease in general consultants and investor relations services of $8,280, (iii) an increase in accounting services by $14,392, and (iv) a net decrease of $481 for various miscellaneous services and fees.

Research and development costs decreased for the three months ended June 30, 2010, compared to the same period last year by $57,170 (41.8%), due to the reduction in development activities for our PinPoint™ product. Research and development costs for PinPoint™ were $2,692 for the three months ended June 30, 2010 compared to $66,597 for the same period last year, for a decrease of $63,905 or (96.0%), due to the greater emphasis on our Signature Mapping™ fully automated tuberculosis product development efforts. Signature Mapping™ costs increased during the three months ending June 30, 2010 by $6,735 (9.6%) for total costs for 2010 of $76,967, which includes $38,616 to consultants paid in stock. Research and development costs for Signature Mapping™ during the same period last year were $70,232.

Insurance costs in the three months ended June 30, 2010, were $22,030 compared to $21,754 for the same period in 2009, an increase of $276 (1.3%). The decrease is attributed to a reduction in commission and service fees to our insurance broker.

Rent decreased by $35,949 (42.7%) to $48,227 in the three months ended June 30, 2010, as compared to $84,176 for the same period in 2009, due to the Company relocating its office, effective May 1, 2010, to a smaller facility of approximately 3,269 square feet of space, whereas our previous office lease was for approximately 15,253 square feet. The new lease expires April 30, 2011, and takes advantage of better market conditions and adjusts for our anticipated needs over the coming year. The fixed monthly rent of $5,585 reduces our monthly operating costs by approximately $22,648.

Travel and entertainment expense for the three months ended June 30, 2010 of $29,177 compared to the same period for 2009 of $12,888, or an increase of $16,289 (126.4%). During the second quarter of 2010, the Company increased its travel costs associated with our Signature Mapping™ Tuberculosis clinical trials in South Africa during May, 2010.  The Company also benefited from greater utilization of electronic communication than travel as we increased our sales activities.

Miscellaneous expense increased by $20,637 (83.5%) to $45,338 for the three months ended June 30, 2010, as compared to $24,701 for the same period in 2009. The increase for the three month period is related to: (i) an increase of $22,203 for office relocation costs to a new facility under a one year lease, which includes $7,640 to consultants paid in stock (ii) an increase in use and franchise taxes of $3,914, (iii) a reduction of $5,917 for lower payment penalties and late fees, and (iv) an increase of $437 in various miscellaneous expenses.

Depreciation and amortization expense in selling, general, and administrative for the three months ended June 30, 2010 of $35,058 compared to the same period for 2009 of $29,472, or an increase of $5,586 (19.0%). The increase in depreciation expense is due to acquired assets during the three months ended June 30, 2010 for the Signature Mapping Tuberculosis Diagnostic (“TBDx™”) fully automated detection system.

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee members of our Board of Directors, and consultants in lieu of cash compensation. During the three months ended June 30, 2010, the Company recognized an expense associated with employee stock-based compensation of $165,676, and $46,657 of consulting expense (includes $38,616 reflected in research and development costs and $7,640 in miscellaneous expenses mentioned above). During the same period of 2009, the Company recognized stock-based compensation expense for employees of $235,404 and consultants of $9,297. The decrease in stock-based compensation for employees and non-employee directors of $69,728 (29.6%) is due to a no issuance of incentive stock options to employees in 2010, whereas stock options were issued to employees in the same period of 2009.  The increase in stock-based compensation expense for consultants of $37,360 reflects an increased usage of stock-based compensation versus cash compensation for consultants.

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

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income. Other expense for the three months ended June 30, 2010 was $1,795,768 compared to other income of $132,344 for the same period last year, for a net increase of $1,928,110 (1456.9%).

There was no interest income from interest bearing accounts for the three months ended June 30, 2010, compared to $2 for the same period in 2009. The decrease of $2 (100.0%) from the same period last year is attributed to a lower average daily cash balance in interest bearing accounts during the course of the three months ended June 30, 2010.

Although the Company had other interest expense of $1,795,768 for the three months ending June 30, 2010, we had a net interest income for the same period in 2009 of $132,344, or an increase in interest expense of $1,928,112. The three months ending June 30, 2010 and the variances to the same period in 2009 include: (i) interest expense for 2010 of $138,380, or a decreased of $12,305 (8.2%), (ii) no financing costs for the current period versus an expense of $1,750 for the same period last year, (iii) an expense of $1,681,388 for the revaluation of beneficial conversion feature of the outstanding debentures, compared to income in 2009 of $284,119, or a change of $1,905,456 (669.1%), (iv) an increase of $60,711 (100%) for the revaluation of default provision of the convertible debentures, and (v) $24,000 gain on settlement of debt for the beneficial conversion feature of debentures converted during the period, compared to none during in the same period last year, or a change of $24,000. Non-cash interest expense included above for the three months ending June 30, 2010 was $1,657,388, as compared to net interest income for the same period last year of $284,779.

Net Loss and Net Loss per Share.  Net loss for the three months ended June 30, 2010 was $2,881,224, compared to $1,278,376 for the same period in 2009, for an increased net loss of $1,602,848 (125.4%). Net loss per share for the three months ended June 30, 2010 was $0.04 compared to $0.03 in the same period for 2009, based on the weighted average shares outstanding of 65,186,830 and 49,379,599, respectively. The increased net loss for the second quarter of 2010 compared to the same period in 2009 arose from the following: (i) increased net revenue of $6,608, (ii) decreased cost of sales of $1,647, (iii) decreased salary and benefit costs of

$191,366, (iv) an increased professional fees of $3,314 (v) a decrease in research and development costs of $57,170, (vi) an increased travel and entertainment costs of $16,289, (vii) an increase in insurance costs of $276, (viii) an increase in depreciation and amortization expense of $5,586, (ix) a decrease in rent expense of $35,949, (x) a net increase in other operating expenses of $20,637, (xi) a decrease in stock-based compensation for employees, non-employee members of our Board of Directors and consultants of $78,624, and (xii) an increase in other net non-operating income and expense of $1,928,110, including a decrease in net interest expense of $12,307, a decrease in financing costs of $1,750, an increase of $60,711 for the revaluation of default provision, an increase of $1,905,456 for the revaluation of the derivative liabilities for the debentures, and a gain on settlement of debt for the beneficial conversion feature of debentures of $24,000.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

The following analysis reflects the condensed consolidated results of operations of Applied Visual Sciences, Inc. and its subsidiaries.

Net Revenues.  Net revenues decreased by $29,567, or 59.3%, to $20,273. The reduction is due to lower funded research and development activities. During the first six months of 2010, the Company continued a funded research and consulting services contract with the National Electrical Manufacturers Association (“NEMA”) that began in August 2010, which is a funded project by the Department of Homeland Security (DHS) for the establishment of the Digital Imaging and Communications in Security (DICOS).  During the same period in 2009, the revenue activities were for a funded research and development contract with the U.S. Department of Homeland Security for the expansion of the Company’s explosive detection technology, PinPoint™.

Cost of Sales.  Cost of sales for the six months ended June 30, 2010 was $14,785 (72.9% of net revenue), compared to $72,263 (145.0% of net revenue) during the same period in 2009, a decrease of $57,478, or 194.4% of the decrease in net revenue. The decreased costs are the result of lower labor costs of $58,263 and an increase of $785 for travel for funded research and development activities.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the six months ended June 30, 2010, decreased $148,604 (5.6%) to $2,516,002 for 2010 as compared to $2,664,606 for the same period in 2009. The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the six-month period ended June 30.

	Six Months Ended June 30
	2010	2009	$ Change	% Change

Payroll and related costs	$ 1,086,425	$ 1,324,951	$ (238,526)	(18.0)
Professional fees	232,209	301,228	(69,019)	(22.9)
Research and development costs	175,193	248,795	(73,602)	(29.6)
Insurance costs	44,060	50,459	(6,399)	(12.7)
Rent - building and equipment	124,234	157,508	(33,274)	(21.1)
Travel and related	33,712	30,354	3,358	11.1
Miscellaneous expenses	65,187	72,530	(7,343)	(10.1)
Depreciation and amortization	63,193	59,926	3,267	5.5
Stock-based compensation (1)	691,789	418,855	272,934	65.2
Total	$ 2,516,002	$ 2,664,606	$ (148,604)	(5.6)

(1) 2010 excludes $76,359 including $68,719 included in research and development, and $7,640 in miscellaneous expenses for repairs and maintenance costs.

Payroll and related costs, which includes salaries, commissions, taxes and benefits, decreased $238,526 (18.0%), due to four employees being on temporary leave of absence, although they continue to support the Company on a part-time basis as needed.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees decreased for the six months ended June 30, 2010 versus the same period last year by $69,019 (22.9%) due to: (i) a decrease in legal fees of $4,840, (ii) a decrease in general consultants and investor relations services of $51,547, (iii) a decrease in accounting services by $9,592, and (iv) a net decrease of $3,040 for various miscellaneous services and fees.

Research and development costs decreased for the six months ended June 30, 2010, compared to the same period last year by $73,602 (29.6%), due to the reduction in development activities for our PinPoint™ product. Research and development costs for PinPoint™ were $4,669 for the six months ended June 30, 2010 compared to $110,622 for the same period last year, for a decrease of $105,953 or (95.8%), due to the greater emphasis on our Signature Mapping™ fully automated tuberculosis product development efforts. Signature Mapping™ costs increased during the six months ending June 30, 2010 by $101,070 (73.1%) for total costs for 2010 of $239,243, which includes $68,719 to consultants paid in stock. Research and development costs for Signature Mapping™ during the same period last year were $138,173.

Insurance costs in the six months ended June 30, 2010, were $44,060 compared to $50,459 for the same period in 2009, a decrease of $6,399 (12.7%). The decrease is attributed to a reduction in commission and service fees to our insurance broker effective March 1, 2009.

Rent decreased by $33,274 (21.1%) to $124,234 in the six months ended June 30, 2010, as compared to $157,508 for the same period in 2009, due to the Company relocating its office, effective May 1, 2010, to a smaller facility of approximately 3,269 square feet of space, whereas our previous office lease was for approximately 15,253 square feet. The new lease expires April 30, 2011, and takes advantage of better market conditions and adjusts for our anticipated needs over the coming year. The fixed monthly rent of $5,585 reduces our monthly operating costs by approximately $22,648.

Travel and entertainment expense for the six months ended June 30, 2010 were $33,712 compared to the same period for 2009 of $30,354, or a decrease of $3,358 (11.1%). During the six months ended June 30, 2010, the Company had increased travel costs associated a focus on our Signature Mapping™ Tuberculosis sales and clinical activities, specifically during the second quarter of 2010.

Miscellaneous expense decreased by $7,343 (10.1%) to $65,187 for the six months ended June 30, 2010, as compared to $72,530 for the same period in 2009. The net decrease for the six month period is related to: (i) no bad debt expense in 2010 versus $11,800 during 2009, (ii) a reduction of $7,483 for lower payment penalties and late fees, (iii) a reduction of $7,000 for software maintenance fees, (iv) a reduction of $5,541 in association fees that will be incurred in the third quarter of 2010, (v) a reduction of $5,273 for overall data and telephone communication costs, (vii) a decrease of 2,159 in various miscellaneous expenses not incurred during 2010, (viii) an increase of $23,644 for office relocation costs to a new facility under a one year lease, which includes $7,640 to consultants paid in stock, (ix) an increase in use and franchise taxes of $8,269.

Depreciation and amortization expense in selling, general, and administrative for the six months ended June 30, 2010 of $63,193 compared to the same period for 2009 of $59,926, or an increase of $3,267 (5.5%). The increase in depreciation expense is due to acquired assets during the three months ended June 30, 2010 for the Signature Mapping Tuberculosis Diagnostic (“TBDx™”) fully automated detection system.

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee members of our Board of Directors, and consultants in lieu of cash compensation. During the six months ended June 30, 2010, the Company recognized an expense associated with employee and non-employee directors stock-based compensation of $604,011, and $164,137 of consulting expense (includes $68,719 reflected in research and development costs and $7,640 in miscellaneous expenses mentioned above). During the same period of 2009, the Company recognized stock-based compensation expense for employees and non-employee directors of $407,048 and consultants of $11,807. The increase in stock-based compensation for employees and non-employee directors of $196,963 (48.4%) is due to: (i) the issuance of a stock award in the amount of $266,250 under the 2009 Stock Compensation Plan for employees, which was based on the Company not regularly pay salaries such persons  during the period of June 2008 through the January 2010, and (ii) a reduction of $69,287 for issuance of annual  stock option awards to employees and members of our Board of Directors, whereby the Company did not issue the current year annual stock option awards to employees. The increase in stock-based compensation expense for consultants of $152,330 reflects an increased usage of stock-based compensation versus cash compensation for consultants.

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

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income. Other expense for the six months ended June 30, 2010 was $1,220,503 compared to $768,143 for the same period last year, for a net increase of $452,360 (58.9%).

There was no interest income from interest bearing accounts for the six months ended June 30, 2010, compared to $1 for the same period in 2009. The decrease of $1 (100.0%) from the same period last year is attributed to a lower average daily cash balance in interest bearing accounts during the course of the six months ended June 30, 2010.

Interest expense for the six months ending June 30, 2010 was $1,220,503, compared to $768,144 for the same period in 2009, or an increase of $452,359 (58.9%). The six months ending June 30, 2010 and the variances to the same period in 2009 include: (i) interest expense for 2010 of $276,162, or a decreased of $36,629 (11.7%), (ii) no financing costs during the current period versus an expense of $1,750 for the same period last year, (iii) an expense of $1,342,564 for the revaluation of beneficial conversion feature of the outstanding debentures, compared to the same period 2009 of $393,518, or a change of $949,046 (241.2%), (iv) income of $149,123 for the revaluation of default provision of the convertible debentures, compared to an expense for the same period 2009 of 59,305, or a decrease of $208,428, (v) $265,600 gain on settlement of debt for the beneficial conversion feature of debentures converted during the period, compared to $4,891 during in the same period last year, or a change of $260,709, and (vi) an expense of $16,500 for the fair value of warrants as inducement of short-term note, or an increase of $10,829 (191.0%). Non-cash interest expense included above for the six months ending June 30, 2010 was $944,341, as compared to the same period last year of $453,603, or $490,738 (108.2%).

Net Loss and Net Loss per Share.  Net loss for the six months ended June 30, 2010 was $3,731,017, compared to $3,455,172 for the same period in 2009, for an increased net loss of $275,845 (8.0%). Net loss per share for the six months ended June 30, 2010 was $0.06 compared to $0.07 in the same period for 2009, based on the weighted average shares outstanding of 63,747,597 and 48,261,630, respectively. The increased net loss for the six months ended June 30, 2010, compared to the same period in 2009 arose from the following: (i) decreased net revenue of $29,567, (ii) decreased cost of sales of $57,478, (iii) decreased salary and benefit costs of $238,526, (iv) decreased professional fees of $69,019, (v) decreased in research and development costs of $73,602, (vi) decreased rent expense of $33,274, (vii) a decrease in insurance costs of $6,399, (viii) a decrease in other operating expenses of  $7,343, (ix) an increase travel and entertainment costs of $3,358, (x) an increase in depreciation and amortization expense of $3,267, (xi) increased stock-based compensation for employees, non-employee members of our Board of Directors and consultants of $272,934, and (xii) an increase in other net non-operating income and expense of $452,360, including a decrease in financing costs of $1,750, an decrease in net interest expense of $36,628, an increase in fair value of warrants of $10,829, a decrease of $208,428 for the revaluation of default provision, an increase of $949,046 for the revaluation of the derivative liabilities for the debentures, and a gain on settlement of debt for the beneficial conversion feature of debentures of $260,709.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Six Months Ended June 30
Category	2010	2009

Net cash provided (used) in operating activities	$ (594,004)	$ (1,203,125)
Net cash provided (used) in investing activities	(43,853)	(4,117)
Net cash provided by financing activities	808,918	1,523,026
Effect of exchange rates on cash and cash equivalents	390	(13,218)

Net increase (decrease) in cash	$ 171,451	$ 302,566

Net Cash Used in Operations

Net cash used in operating activities for the six months ended June 30, 2010, was $594,004, compared with net cash used in operating activities of $1,203,125 during the same period for 2009, or a decrease in the use of cash for operating activities of $609,121 (50.6%). The decrease in the use of cash is due to: (i) lower operating costs of $577,886 (22.9%), including but not limited to a decrease in revenue of $29,567 (59.3%), a decrease in cost of sales of $57,478 (79.5%), decreases in selling, general and administrative costs (other than depreciation and amortization, and stock based compensation) of $511,597 (23.4%), and a decrease in net interest income and expense (other than noncash items) of $38,235 (12.2%); and (ii) a net decrease in components of operating assets and liabilities of $31,235 (2.4%).

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

Net Cash Used in Investing Activities

Net cash used in investing activities of $43,853 was for the net purchase of equipment and costs for patent applications for the six months ended June 30, 2010. This compares with net cash used for the same activities of $4,117 for 2009, or an increase of $39,736, or 965.2%. The net increase is comprised of higher equipment costs for the TBDx project of $41,690 (3,849.5%), and reduced patent costs of $1,954 (64.4%). The Company anticipates it will incur additional patent costs during the current fiscal year ending December 31, 2010 related to further protection of our PinPoint™ and Signature Mapping™ products.

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

Net Cash Provided by Financing Activities

Net proceeds from financing activities were $808,918 for six months ended June 30, 2010, compared with $1,523,026 for the same period in 2009, or a decrease of $714,108 (46.9%). Of the 2010 proceeds from financing activities, $706,780 (87.4%) was from the issuance of a new equity financing, $75,000 (9.3%) from the exercise of stock purchase warrants, and $27,138 (3.3%) from the issuance of a short-term loan for unpaid wages previously accrued. The decrease in the net cash provided by financing activities is due to (i) a reduction of $457,862 (94.4%) from short-term convertible notes, (ii) a reduction of $331,246 (31.9%) from the issuance of new equity financings, and (iii) an additional $75,000 (100%) from the exercise of stock purchase warrants. Management is seeking, and expects to continue to seek to raise additional capital through equity or debt financings or bank borrowings, including through one or more equity or debt financings or bank borrowings to fund its operations, repay or repurchase its debentures, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

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

Cash and Cash Equivalents

Our cash and cash equivalents increased during six months ended June 30, 2010 by $171,451, compared to an increase in cash and cash equivalents during the same period in 2009 of $302,566. As outlined above, the decrease in cash and cash equivalents for the current fiscal period was the result of; (i) cash used in operating activities of $594,004, (ii) cash used for the net purchase of equipment and patent costs of $43,853, (iii) an increase in cash by $808,918 from financing activities, and (iii) $390 from the favorable effect of currency exchange rates. The net change in cash and cash equivalents for the six months ending June 30, 2010, as compared to the same period in 2009, was $131,115 (43.3%), and is the result of a decrease in cash used in operating activities of $609,121, an increase from the net purchase of equipment and patent costs of $39,736, a decrease of 13,608 from the negative effect of currency exchange rates, and offset by a reduction of $714,108 from financing activities.

Our cash and cash equivalents increased for the six months ended June 30, 2009 by $302,566, compared to a net decrease in cash and cash equivalents for the same period ending June 30, 2008 of $79,401.  As outlined above, the increase in cash and cash equivalents for the six month period ended June 30, 2009, was the result of; (i) cash used in operating activities of $1,203,125, (ii) cash used for the net purchase of equipment and patent costs of $4,117, (iii) $13,218 for the negative effect of currency exchange rates, and (iv) an increase in cash by $1,523,026 from financing activities.  The overall net change in cash and cash equivalents of $381,967 (481.1%) was the result of a decrease in cash used in operating activities of $914,128, $6,779 from the net purchase of equipment and patent costs, offset by a reduction of $525,974 from financing activities, and $12,966 for the negative effect of currency exchange rates.

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

	(Unaudited)
Category	June 30, 2010	December 31, 2009

Cash and cash equivalents	$ 180,158	$ 8,707

Current assets	277,769	42,300
Current liabilities	15,283,204	13,398,581
Working capital (deficit)	$ (15,005,435)	$ (13,356,281)

At June 30, 2010, we had a working capital deficit of $15,005,435, compared with a working capital deficit at December 31, 2009 of $13,356,281, an increase in working capital deficit of $1,649,154 (12.3%). As of June 30, 2010, the Company had cash and cash equivalents of $180,158 as compared to $8,707 on December 31, 2009. The increase in cash is the net result of our operating, investing and financing activities outlined above. Our revenue generating activities during the period, as in previous years, have not produced sufficient funds for profitable operations, and we have incurred operating losses since inception. Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations. In addition to raising cash through additional financing activities, we may supplement our future working capital needs through the extension of trade payables and increases in accrued expenses. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

Our cash and cash equivalents during the six months ending June 30, 2010 increased by $171,451 and is the net result of our operating, investing and financing activities outlined above. Our revenue generating activities during the period, as in previous years, have not produced sufficient funds for profitable operations, and we have incurred operating losses since inception.  Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations. In addition to raising cash through additional financing activities, we have supplemented, and expect to continue to supplement, our future working capital needs through the extension of trade payables, ongoing noninterest bearing loans from our chief executive officer, additional deferral of salaries for executive officers, employees and a consultant, the issuance of short-term convertible notes. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

In view of the above matters, realization of certain of the assets in the accompanying balance sheets is dependent upon our continued operation, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of its future operations.

Other Liabilities

Convertible Promissory Notes

During the period June through August 2009 and at a series of closings, Applied Visual Sciences issued six month convertible promissory notes to an aggregate of 12 accredited investors’ in the aggregate principal amount of $725,000. The six-month notes accrue interest at a rate of 10% per annum on the outstanding principal amount. The notes are convertible, at the holder’s option, into shares of common stock at a conversion price of $0.25 per share. If converted, each holder is entitled to receive Class M common stock purchase warrants for the right to purchase an equal number of shares and are exercisable at a price of $0.25 per share, contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions, and expire sixty (60) months from the date the warrants were issued. Two note holders have converted an aggregate of $100,000 in principal amount and $6,144 of accrued interest into an aggregate of 424,575 shares of common stock, and 424,575 Class M Warrants. The remaining balance of the convertible notes as of June 30, 2010 is $625,000, of which $350,000 were extended for an additional six months and are convertible upon their maturity between June through July 2010, and $275,000 was past due as of June 30, 2010. Of the $275,000 past due, $50,000 matured in December 2009, 75,000 matured in February 2010, and $150,000 matured in March 2010. Applied Visual Sciences had insufficient funds to pay the notes or the related accrued interest as of their maturity dates, and may be deemed to be in default under the notes. On March 10, 2010, one note holder in the amount of $25,000 issued a default notice to the Company. The Company is seeking to re-negotiate the terms of the notes, including the extension of the maturity date of the principal and interest. As a condition to any such extension, the note holders may seek to amend or modify certain other terms of the notes. Applied Visual Sciences’ failure to pay (i) any principal payment on the due date, or (ii) any interest or other payment required under the terms of the note on the date due and such payment shall not have been made within fifteen (15) days of the Company's receipt of the note holder's written notice to the Company of such failure to pay, shall be deemed an event of default. Upon the occurrence or existence of any event of default, and at any time thereafter during the continuance of such event of default, the note holder may declare all outstanding obligations payable by Company hereunder to be immediately due and payable without presentment, demand, protest or any other notice of any kind, all of which are expressly waived.  In addition to the foregoing remedies, upon the occurrence or existence of any event of default, the note holder may exercise any other right, power or remedy granted to it by the note or otherwise permitted to it by law, either by suit in equity or by action at law, or both.

Series A Debentures and Series D Common Stock Purchase Warrants

Under a securities purchase agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock. The Company issued an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants at a first closing held on November 8, 2006 and, due to the price reset conversion feature embedded in the notes and the warrants, the transaction was recognized as a liability under generally accepted accounting principles. We also issued an aggregate of 623,520 common stock purchase warrants to the placement agent in such financing which were upon terms substantially similar to the Series D Warrants. Due to milestone-related adjustments, the initial exercise price of $1.15634 may be reset and the maximum number of shares to be issued under the debentures was indeterminable as of December 31, 2007. The Company issued an additional $2,575,000 in principal amount of the Series A Debentures at a second closing held on April 12, 2007, following the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants. The Company allocated proceeds from the second closing to the embedded conversion features of the Series A Debentures and Series D Warrants that were recognizable as a liability under generally accepted accounting principles. One-half of the Series D Warrants became exercisable on November 8, 2006 (2,226,854 warrants), and the remaining one-half became exercisable on April 12, 2007 (2,226,855 warrants). The Series D Warrants and the placement agent’s warrants issued as compensation in the offering to Midtown Partners & Co., LLC, may be exercised via a cashless exercise if certain conditions are met. The Company considered ASC 815-40 (formerly EITF 00-19, relating to the provisions for Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock), and concluded that there were insufficient shares to share settle the contracts. The Series D Warrants that became exercisable at the first closing will expire on November 8, 2011, and those related to the second closing will expire in April 12, 2012. On April 1, 2007, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants issued as compensation to Midtown Partners & Co., LLC, were reset to a price $0.7453 per share, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008. As a result of a June 2009 financing in which the Company issued shares of common stock and warrants, the conversion price of our debentures and the exercise price of the Series D Warrants was adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the Series D Warrants (including the warrants the Company issued to the placement agent in the financing) were increased by an aggregate of 2,281,109 Series D warrants. Our outstanding Series A convertible debentures became due on November 7, 2008. As of June 30, 2010, an aggregate of $3,461,795 in principal amount of the Series A Debentures have been converted into 8,730,037 shares of common stock, and an aggregate of 914,798 Series D Warrants have been exercised resulting in the issuance of 881,738 shares of common stock, of which 16,940 shares were issued under the cashless exercise provision of the warrants. Accordingly, as of June 30, 2010, an aggregate of $1,668,205 of principal amount of the debentures remain unconverted, and 5,820,020 Series D Warrants remain unexercised.

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

The Company’s outstanding convertible debentures of $1,688,205 became due on November 7, 2008. As the Company had insufficient funds to repay the debentures as of the maturity date, we may be considered in default by other debenture holders. The Company has been seeking to re-negotiate the terms of the debentures, including the repurchase of the debentures and/or seeking to extend their maturity date. As a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. The Company did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008, October 1, 2008, January 1, 2009, April 1, 2009, July 1, 2009, October 2009, January 1, 2010, April 1, 2010, and July 2010, and may be deemed to be in default under the debentures. The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default.  Moreover, the Company has not maintained the registration of the shares underlying the debentures and Series D Warrants as required under the terms of our agreements with the holders of the debentures which may be deemed an event of default under the Debentures. If an event of default occurs under the debentures, the debenture holders may elect to require the Company to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law. As of the date of this Report, the Company may be considered in default by the debenture holders. In anticipation of such election by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $722,299 as of December 31, 2008, and $2,587,216 as of December 31, 2009. As of June 30, 2010, the default amount was remeasured at approximately $2,438,093, which is reflected in the carrying value of the debentures. This default amount was recognized as interest expense in Fiscal 2007 of approximately $645,641, and additional default amount during Fiscal 2008 and 2009 of $76,658 and $1,864,917, respectively. During the six months ended June 30, 2010, a decrease in the default amount of $149,123 was recognized as a reduction of interest expense.

Absent a default, the Debentures bear interest at the rate of 10% per annum due on the first day of each calendar quarter, upon conversion or redemption of the Debentures as to the principal amount converted or redeemed, or on the maturity date of the Debentures. We may elect to pay interest due under the Debentures in cash or registered shares of our common stock. If we elect to pay the interest due in shares of our common stock, the number of shares to be issued in payment of interest is determined on the basis of 85% of the lesser of the daily volume weighted average price of our common stock as reported by Bloomberg LP (“VWAP”) for the five trading days ending on the date that is immediately prior to (a) date the interest is due or (b) the date such shares are issued and delivered to the holder. We may pay interest in shares of our common stock only if the equity conditions, described below, have been met during the 20 consecutive trading days prior to the date the interest is due and through the date the shares are issued.

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

As discussed above, the payment of interest in shares of our stock, the redemption of the Debentures and the occurrence of certain other events, are subject to a requirement that certain equity conditions (“equity conditions”) have been met, as follows: (i) the registration statement covering the resale of the shares underlying the Debentures and Series D Warrants is effective permitting a holder to utilize the registration statement to resell its shares, (ii) we have honored all conversions and redemptions of a Debenture by the holder, (iii) we have paid all liquidated damages and other amounts due to the holder, (iv) our stock is traded on the OTC Bulletin Board or other securities exchange and all of the shares upon conversion or exercise of the Debentures and Series D Warrants are listed for trading, (v) we have sufficient authorized but unreserved shares of our common stock to cover the issuance of the shares upon conversion or exercise of the Debentures and Series D Warrants, (vi) there is no event of default under the Debentures, (vii) the issuance of the shares would not violate a holder’s 4.99% or 9.99% ownership restriction cap, (viii) we have not made a public announcement of a pending merger, sale of all of our assets or similar transaction or a transaction in which a greater than 50% change in control of Applied Visual Sciences may occur and the transaction has not been consummated, (ix) the holder is not in possession of material public information regarding us, and (x) the daily trading volume of our shares for 20 consecutive trading days prior to the applicable date exceeds 100,000 shares.

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

The conversion price of the Debentures and the exercise price of the Series D Warrants or the number of shares to be issued upon conversion or exercise of the Debentures and Series D Warrants are subject to adjustment in the event of a stock dividend, stock split, subdivision or combination of our shares of common stock, reclassification, sales of our securities below their then conversion or exercise price, a subsequent rights offering, or a reclassification of our shares. Also, if we effect a merger or consolidation with another company, we sell all or substantially all of our assets, a tender offer or exchange offer is made for our shares, or we effect a reclassification of our shares or a compulsory share exchange, a holder that subsequently converts its Debenture will be entitled to receive the same kind and amount of securities, cash or property as if the shares it is entitled to receive on the conversion had been issued and outstanding on the date immediately prior to the date any such transaction occurred.  Except as discussed above, no such events have occurred through the date of this report.

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

On April 28, 2008, the Company filed a new Form S-1 Registration Statement with the Securities and Exchange Commission (“SEC”), to register additional shares for resale by certain holders (“Registered Shares”) of the Series A Convertible Debentures and Series D Warrants upon conversion or exercise thereof at a lower conversion price due to the reset provisions of the agreements, and to carry forward in such registration statement certain unsold shares from our Form S-1 Registration Statement that became effective April 9, 2007 (Registration Statement), in a combined prospectus under applicable SEC Rules. On June 5, 2008, Applied Visual Sciences filed a Post-Effective Amendment No. 1 to the Registration Statement (“Post-Effective Amendment No. 1”) to de-register 1,157,971 shares of Common Stock issuable in lieu of interest accrued through December 22, 2006, which became effective on June 6, 2008. On July 25, 2008, the Company filed a Post-Effective Amendment No. 2 to the Registration Statement (“Post-Effective Amendment No. 2”) to de-register an aggregate of an additional 4,208,495 of the Registered Shares. This amount includes: (i) an aggregate of 2,465,460 Registered Shares previously registered under the Registration Statement for resale by certain of the holders of the Company’s Series A 10% Senior Convertible Debentures (the “Debentures”) upon conversion thereof; and (ii) an aggregate of 1,743,035 Registered Shares previously registered under the Registration Statement that represent additional shares registered under the Registration Statement for resale by certain of the holders of the Debentures and Series D Common Stock Purchase Warrants upon conversion or exercise thereof, which was approved by the SEC on August 6, 2008. On August 11, 2008, the Company filed a Post-Effective Amendment No. 3 to the Registration Statement to de-register the remaining unsold shares under the Registration Statement, which became effective August 13, 2008. On August 11, 2008, and in view of the Company’s current financing requirements, the Company filed a request with the SEC to withdraw the April 28, 2008 Form S-1 Registration which withdrawal request was approved by the SEC.

We also granted to each purchaser of the Debentures and Series D Warrants the right to participate in any offering by us of common stock or common stock equivalents until the later of (i) 12 months after the effective date of the registration statement and (ii)

the date a purchaser holds less than 20% of the principal amount of the Debenture the purchaser originally agreed to purchase, except for an exempt issuance or an underwritten public offering of our common stock.  Purchasers may participate in such an offering up to the lesser of 100% of the future offering or the aggregate amount subscribed for under the securities purchase agreement by all purchasers. Although such common stock offerings have occurred, the original purchasers have not yet elected to participate in any such offerings through the date of the filing of this report.

Also, for three years after the date we entered into the securities purchase agreement, we were prohibited from engaging in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is based upon the trading price of our securities after initial issuance or otherwise subject to re-set unless the transaction is (i) approved by purchasers holding at least 67% of the securities sold in the offering and then outstanding, or (ii) no purchaser then holds more than 20% of the principal amount of the Debentures originally purchased in the offering. This restriction expired on November 7, 2009.

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

Proceeds of the two offerings were used for the purpose of hiring new personnel, research and development, registration expenses, repaying $200,000 in loans made to us by Mr. Michael W. Trudnak, our Chairman and CEO, and for general working capital purposes.  In connection with the transaction, Mr. Trudnak agreed to amend certain loan agreements with us pursuant to which he had previously loaned to us an aggregate of $402,000. Mr. Trudnak agreed to extend the date the principal amount is due under such loans until May 31, 2007; however, $100,000 of the principal amount of Mr. Trudnak’s April 21, 2006 loan was due upon our raising $2,500,000 from the closing on sale of our securities after November 6, 2006, which amount was paid immediately $100,000 following the first closing of the debenture financing, and an additional $100,000 was to be paid immediately following the second closing of the debenture financing, and the remaining balance of $202,000 was to be paid upon our raising an aggregate of $5,000,000 from the closing on sale of our securities after November 6, 2006. As of the date of this report, the anticipated second payment of $100,000 and the payment of $202,000 have not been made. Mr. Trudnak has made an additional $24,000 loan to the company on June 25, 2008 and the total amount outstanding notes under notes due to Mr. Trudnak are $226,000. Subsequently, the notes were extended to June 30, 2010.

The securities, including certain securities issued to Midtown, were not registered under the Securities Act of 1933 or any state laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Additional Capital

To the extent that additional capital is raised through the sale of our equity or equity-related securities of our subsidiaries, the issuance of our securities could result in dilution to our stockholders. No assurance can be given that we will have access to the capital markets in the future, or that financing will be available on terms acceptable to satisfy our cash requirements, implement our business strategies, and meet the restrictive requirements of the debenture financing described above. If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial condition could be materially and adversely affected.  We may be required to raise substantial additional funds through other means. We have not begun to receive material revenues from our commercial operations associated with our software products. Management may seek to raise additional capital through one or more equity or debt financings or through bank borrowings.  We cannot assure our stockholders that our technology and products will be commercially accepted or that revenues will be sufficient to fund our operations. If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current of future effect upon our financial condition or results of operations as of June 30, 2010 and December 31, 2009.

Financial Condition, Going Concern Uncertainties and Events of Default

During the six-month period ended June 30, 2010, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the Company’s consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. As discussed below, we are in default under the terms of our outstanding Series A Debentures which became due on November 7, 2008. We received a notice of default from three holders of the debentures, although subsequently, the holders exercised the conversion feature of the debentures for the remaining principal amount. The amount due to our debenture holders for interest and principal as of June 30, 2010, was approximately $2,973,284 (of which $1,688,205 represents principal and $1,285,079 in accrued interest and late fees), exclusive of potential default amounts of approximately $2,438,093. Also, we have outstanding trade and accrued payables of $7,802,640 including accrued salaries due to our employees and management of $4,458,992. Also, our Chief Executive Officer’s net outstanding noninterest-bearing loans were $226,000, and other short-term loans of $652,138.

Our independent registered public accounting firm’s report on the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2009, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

During the period June through August 2009, at a series of closings, Applied Visual Sciences issued six month convertible promissory notes to an aggregate of 12 accredited investors in the aggregate principal amount of $725,000. The six-month notes accrue interest at a rate of 10% per annum. The notes are convertible, at the holder’s option, into shares of common stock at a conversion price of $0.25 per share. If converted, each holder is entitled to receive Class M common stock purchase warrants for the right to purchase an equal number of shares and are exercisable at a price of $0.25 per share, contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions, and expire sixty (60) months from the date the warrants were issued. Two note holders have converted an aggregate of $100,000 in principal amount and $6,144 of accrued interest into an aggregate of 424,575 shares of common stock, and 424,575 Class M Warrants. The remaining balance of the convertible notes as of June 30, 2010 is $625,000, of which notes aggregating $350,000 were extended for an additional six months and are convertible upon their maturity between June through July 2010, $275,000 was past due as of June 30, 2010. Of the $275,000 past due, $50,000 matured in December 2009, $75,000 matured in February 2010, and $150,000 matured in March 2010. Applied Visual Sciences has insufficient funds to pay the notes or the related accrued interest as of their maturity dates and may be deemed to be in default under the notes. On March 10, 2010, one note holder in the amount of $25,000 delivered a notice of default to the Company. The Company is seeking to re-negotiate the terms of the notes, including the extension of the maturity date of the notes. As a condition to any such extension, the note holders may seek to amend or modify certain other terms of the notes. Applied Visual Sciences’ failure to pay (i) any principal payment on the due date, or (ii) any interest or other payment required under the terms of the note on the date due and such payment shall not have been made within fifteen (15) days of Company's receipt of the note holder's written notice to the Company of such failure to pay, shall be deemed an event of default. Upon the occurrence or existence of any event of default, and at any time thereafter during the continuance of such event of default, the note holder may declare all outstanding obligations payable by Company hereunder to be immediately due and payable without presentment, demand, protest or any other notice of any kind, all of which are expressly waived.  In addition to the foregoing remedies, upon the occurrence or existence of any event of default, the note holder may exercise any other right, power or remedy granted to it by the note or otherwise permitted to it by law, either by suit in equity or by action at law, or both.

Between March and June 2010, Applied Visual Sciences sold to certain accredited investors units of securities of the Company, each such unit consisting of 80,000 shares of common stock and 80,000 Class N Common Stock Purchase Warrants. At a series of closings, Applied Visual Sciences sold an aggregate of 38.55 units of securities and issued an aggregate of 3,084,000 shares of common stock and 3,084,000 Class N Warrants for gross proceeds of $771,000 (or $706,780, net of commission and other expenses of $64,220). The Class N Warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, and certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance.

As of June 30, 2010, we had a cash balance of $180,158. Subsequently and through August 13, 2010, we received $275,000 ($259,000 net of commissions and expenses in the amount of $16,000) from the issuance and sale of 1,100,000 shares of common stock and 1,100,000 Class N Warrants to four accredited investors.  Management believes these funds to be insufficient to fund our operations, absent any cash flow from operations or funds from the sale of our equity or debt securities. We are currently spending or incurring (and accruing) expenses of approximately $345,000 per month on our operations and the continued research and development of our 3i technologies and products.  Management believes that we will require approximately an additional $4,140,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. This assumes that holders of our outstanding debentures and convertible notes convert such debt into shares of our common stock or that we are able to extend the term of the debentures and notes, of which there can be no assurance.  In the event we are unable to extend the term of the debentures and convertible notes, the debenture and convertible note holders do not convert such debt or require payment of the interest and principal, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures (excluding convertible notes), we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

In view of Applied Visual Sciences’ limited revenues to date, the Company has relied and continues to rely substantially upon equity and debt financing to fund its ongoing operations, including the research and development conducted in connection with its products. If the proceeds from our financings are insufficient to fund our operations, pay our trade payables, and repay our unconverted debentures, or our debenture or note holders seek to enforce their rights under the debentures or notes, or our employees or trade creditors seek to enforce payment of amounts due to them, our results of operations and financial condition could be materially and adversely affected and we may be unable to continue our operations. Also, in the event we are unable to pay our employees, we may suffer employee attrition. There can be no assurances that we will be successful in our efforts to raise any additional financing, any bank borrowing, or obtain any research or grant funding to repay the debentures or in our efforts to renegotiate our convertible debentures. Moreover, in view of the current market price of our stock, we may have limited or no access to the capital markets. Furthermore, under the terms of our agreements with the debenture holders, we are subject to restrictions on our ability to engage in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is based upon the trading price of our securities after initial issuance or otherwise subject to re-set. In view of the foregoing, we may be required to curtail operations significantly, or obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

Our outstanding Series A convertible debentures became due on November 7, 2008. During the six months ended June 30, 2010, our debenture holders converted an aggregate of $427,500 in principal amount into an aggregate of 1,710,000 shares of our common stock. As of June 30, 2010, $1,688,205 in principal amount and $1,285,079 of unpaid interest and late fee was outstanding under the debentures. Failure to pay the debentures, unpaid interest and certain late fees, constitutes an event of default under the debentures and that failure to remit payment of the debentures and all late fees may result in enforcement of their rights and remedies under the debentures and applicable law. As of the date of this report, the holders have not sought to enforce their rights under the debentures. We are seeking to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any final written agreement with our debenture holders with regard to any such repayment, repurchase or extension. Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance. Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.

We did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008, October 1, 2008, January 1, 2009, April 1, 2009, July 1, 2009, October 1, 2009, January 1, 2010, April 1, 2010, and July 1, 2010, which may be deemed to be events of default under the debentures. The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after we become aware of such default, will be deemed an event of default. Applied Visual Sciences has not maintained the registration of the shares underlying the debentures and Series D Warrants to permit the reoffer and resale of such shares as required under the terms of our agreements with the holders of the debentures which also may be deemed an event of default under the Debentures.

If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law. In the event the debenture holders make such a demand, Applied Visual Sciences currently has insufficient funds to meet such demand. As of the date of this report, three debenture holders have sent notices of default under such debenture, and we may be considered in default by other debenture holders. In anticipation of such election by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $722,299 as of December 31, 2008, and $2,587,216 as of December 31, 2009. As of June 30, 2010, the default amount was remeasured at approximately $2,438,093, which is reflected in the carrying value of the debentures. This default amount was recognized as interest expense in Fiscal 2007 of approximately $645,641, and additional default amount during Fiscal 2008 and 2009 of $76,658 and $1,864,917, respectively. During the six months ended June 30, 2010, a decrease in the default amount of $149,123 was recognized as a reduction of interest expense.

During Fiscal 2010, our total stockholders’ deficit decreased by $1,725,260 to $14,419,373, and our consolidated net loss was $3,731,017 for the six months ended June 30, 2010. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence. Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

Significant Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented.  For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Except as disclosed in Note 2 of our 2009 Form 10-K, there have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the six month period ended June 30, 2010.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. There were no international revenues in the six-month period ended June 30, 2010 from Wise Systems, our subsidiary located in the United Kingdom, or other international activities.  International operations were mostly from our foreign subsidiary and are typically denominated in British pounds, although the activities of Wise have remained dormant since 2009. We may be exposed to foreign exchange rate fluctuations as the Company continues to pursue revenue opportunities outside the United States.  As exchange rates vary, results when translated may vary from expectations and adversely impact overall expected profitability. As of June 30, 2010, the Company’s foreign currency exposure was cash and cash equivalents of $2,487, and accounts payable trade of $30,371.

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

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below (which reflect changes to certain of the risk factors we disclosed in our 2009 Form 10-K) and other information contained in this Report in deciding whether to invest in our common stock, as well as certain  risk factors set forth under Part I, Item 1A of our 2009 Form 10-K.  Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our company.  If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.  In such case, the trading price of our common stock could decline, and you could lose a part of your investment.

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

We did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008, October 1, 2008, January 1, 2009, April 1, 2009, July 1, 2009, October 1, 2009, January 1, 2010, April 1, 2010, and July, 2010, which may be deemed to be events of default under the debentures. The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after we become aware of such default, will be deemed an event of default. Applied Visual Sciences has not maintained the registration of the shares underlying the debentures and Series D Warrants to permit the reoffer and resale of such shares as required under the terms of our agreements with the holders of the debentures which also may be deemed an event of default under the Debentures.

If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law.  In the event the debenture holders make such a demand, Applied Visual Sciences currently has insufficient funds to meet such demand. As of the date of this report, three debenture holders have sent notices of default under such debenture, and we may be considered in default by other debenture holders. In anticipation of such election by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $722,299 as of December 31, 2008, and $2,587,216 as of December 31, 2009. As of June 30, 2010, the default amount was remeasured at approximately $2,438,093, which is reflected in the carrying value of the debentures. This default amount was recognized as interest expense in Fiscal 2007 of approximately $645,641, and additional default amount during Fiscal 2008 and 2009 of $76,658 and $1,864,917, respectively. During the six months ended June 30, 2010, a decrease in the default amount of $149,123 was recognized as a reduction of interest expense.

As of June 30, 2010, the outstanding principal amount due under our convertible debentures was $1,688,205, and accrued interest is approximately $1,285,079. We have insufficient cash to repay the amounts due to our debenture holders.  Such holders may seek to protect and enforce their rights or remedies either by suit in equity or by action at law, or both, whether for payment or for specific performance of any covenant in the debenture or other agreement we entered into with the holders. We have sought to renegotiate the terms of the debentures including extending their maturity date. As a condition to the renegotiation, the debenture holders may seek to amend or modify certain terms of the debentures. We are also seeking to raise additional financing to repay the debenture holders. There can be no assurances we will be successful in our efforts to renegotiate the terms of the debentures or to obtain any additional financing to repay the debenture holders.  In the event we are unable to make the payment to our debenture holders, such holders may seek to have a receiver appointed with regard to us.

We did not make timely payment of outstanding principal and accrued interest when due under certain convertible notes when due and may be deemed to be in default under such notes.  We have insufficient cash resources to repay the amounts due to our debenture or note holders.

We did not make timely payment of the $275,000 in principal and $27,209 of unpaid interest under our six-month convertible promissory notes that were due from December 2009 through March 31, 2010, which may be deemed to be events of default under the notes. The notes provide that any default in the payment of any principal payment on the due date, or any interest or other payment required under the terms of the note on the date due, and such payment shall not have been made within fifteen (15) days of Company's receipt of written notice from the noteholder to the Company of such failure to pay will be deemed an event of default.  Upon the occurrence or existence of any event of default and at any time thereafter during the continuance of such event of default, the noteholder may declare all outstanding obligations payable by the Company to be immediately due and payable without presentment, demand, protest or any other notice of any kind, all of which are expressly waived, anything contained in the purchase agreement to the contrary notwithstanding. In addition to the foregoing remedies, upon the occurrence or existence of any event of default, the note holder may exercise any other right, power or remedy granted to it by the note or otherwise permitted to it by law, either by suit in equity or by action at law, or both. On March 10, 2010, one noteholder issued a notice of default to the Company. The Company is seeking to re-negotiate the terms of the notes, including the extension of the maturity date of the principal and interest. As a condition to any such extension, the note holders may seek to amend or modify certain other terms of the notes. There can be no assurances we will be successful in our efforts to renegotiate the terms of the notes or to obtain any additional financing to repay the debenture holders.

We have a severe working capital deficit and, in addition to proceeds from financings, we continue to have outstanding loans from our chief executive officer and accrued salaries due to our executive officers and employees in order to indirectly fund operations.

As of June 30, 2010, we had a working capital deficit of approximately $14,419,373. During the six months ended June 30, 2010, our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception. Although we have obtained cash from certain financings, we continue to have outstanding loans from our chief executive officer of approximately $226,000, and accrued salaries due our executive officers in the amount of $2,110,068, and accrued salaries due to other employees of $2,348,854. In the event we are unable to pay our employees, we may experience employee attrition which could materially adversely affect our business and operations, including our ongoing research and development activities. As of June 30, 2010, four of our 20 employees have taken a temporary leave of absence and continue to support the Company on a part-time basis as needed, although their return to full-time is uncertain.

Dilutive effect of conversion of Series A Debentures and exercise of Series D Warrants, Series E Warrants, and Midtown placement agent’s warrants.

Under a securities purchase agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock. The Company issued an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants at a first closing held on November 8, 2006 and, due to the reset conversion feature embedded in the notes and the warrant, the transaction was recognized as a liability under generally accepted accounting principles. We also issued an aggregate of 623,520 common stock purchase warrants to the placement agent in such financing which were upon terms substantially similar to the Series D Warrants. Due to milestone-related adjustments, the initial exercise price of $1.15634 may be reset and the maximum number of shares to be issued under the debentures was indeterminable as of December 31, 2007. The Company issued an additional $2,575,000 in principal amount of the Series A Debentures at a second closing held on April 12, 2007, following the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants. The Company allocated proceeds from the second closing to the embedded conversion features of the Series A Debentures and Series D Warrants that were recognizable as a liability under generally accepted accounting principles. One-half of the Series D Warrants became exercisable on November 8, 2006 (2,226,854 warrants), and the remaining one-half became exercisable on April 12, 2007 (2,226,855 warrants). The Series D Warrants and the placement agent’s warrants issued as compensation in the offering to Midtown Partners & Co., LLC, may be exercised via a cashless exercise if certain conditions are met. The Company considered ASC 815-40 (formerly EITF 00-19), relating to the provisions for Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock), and concluded that there were insufficient shares to share settle the contracts. The Series D Warrants that became exercisable at the first closing will expire on November 8, 2011, and those related to the second closing will expire in April 12, 2012. On April 1, 2007, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants issued as compensation to Midtown Partners & Co., LLC, were reset to a price $0.7453 per share, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008. As a result of the June 2009 financing in which the Company issued shares of common stock and warrants, the conversion price of our debentures and the exercise price of the Series D Warrants was adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the

Series D Warrants (including the warrants the Company issued to the placement agent in the financing) were increased by an aggregate of 2,281,109 Series D warrants. Our outstanding Series A convertible debentures became due on November 7, 2008. As of June 30, 2010, an aggregate of $3,461,795 in principal amount of the Series A Debentures have been converted into 8,730,037 shares of common stock, and an aggregate of 914,798 Series D Warrants have been exercised resulting in the issuance of 881,738 shares of common stock, of which 16,940 shares were issued under the cashless exercise provision of the warrants.  Accordingly, as of June 30, 2010, an aggregate of $1,688,205 of principal amount of the debentures remain unconverted, and 5,820,020 Series D Warrants remain unexercised. As of the date of filing this report, approximately 14,649,979 warrants (excluding the warrants exercisable by the debenture holders) that we have issued in connection with our financings and to consultants may be exercised pursuant to the cashless exercise provisions of such warrants, which may be subsequently resold under Rule 144 under the Securities Act.  Increased sales volume of our common stock could cause the market price of our common stock to drop.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From July through August 13, 2010, the Company sold to accredited investors an aggregate of 1,100,000 shares of common stock and 1,100,000 Class N Warrants for gross proceeds of $275,000 ($259,000, net of commissions and expenses in the amount of $16,000). The warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire sixty (60) months from the date of issuance. The common stock and Class N warrants were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

On July 20, 2010, investors exercised 864,798 Series D Common Stock Purchase Warrants in a cashless exercise to purchase an aggregate of 403,226 shares of common stock. The common stock was issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

On July 12, 2010, a holder of an outstanding convertible non-interest bearing note in the principal amount of $27,138 converted such note into an aggregate of 79,819 shares of common stock. The common stock was issued in reliance upon the exemption from the registration requirements set forth in Section 3(a)(9) and/or Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

During June, 2010, the Company sold to accredited investors an aggregate of 400,000 shares of common stock and 400,000 Class N Warrants for gross proceeds of $100,000 ($90,000, net of commissions and expenses in the amount of $10,000). The warrants are exercisable at a price of $0.25 per shares, contain a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire in sixty (60) months from the date of issuance. Common stock was increased by $400 for the par value of the shares and $89,600 to paid-in capital. The common stock and Class N warrants were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

During June 2010, two accredited investors exercised an aggregate of 300,000 Class M common stock purchase warrants for gross proceeds of $75,000, and the Company issued 342,000 shares of common stock. The common stock was issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

On June 18, 2010, in accordance with the terms of the Company’s outstanding Series A Debentures, a debenture holder converted $50,000 in principal amount of its debentures into an aggregate of 200,000 shares of common stock. The common stock was issued in reliance upon the exemption set forth in and/or Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

During May, 2010, the Company sold to accredited investors an aggregate of 660,000 shares of common stock and 660,000 Class N Warrants for gross proceeds of $165,000 ($148,950, net of commissions and expenses in the amount of $16,050). The warrants are exercisable at a price of $0.25 per shares; contain a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire sixty (60) months from the date of issuance. The common stock and Class N warrants were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

On May 11, 2010, an investor exercised 50,000 Series D Common Stock Purchase Warrants in a cashless exercise to purchase an aggregate of 16,940 shares of common stock. The common stock was issued in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated hereunder.

On May 7, 2010, a holder of our Series D Warrants exercised such warrants pursuant to the cashless exercise provision and exchanged an aggregate of 50,000 stock purchase warrants for 16,940 shares of common stock.  The common stock was issued in reliance upon the exemption set forth in Section 3(a)(9) and/or Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

During April, 2010, the Company sold to accredited investors an aggregate of 1,104,000 shares of common stock and 1,104,000 Class N Warrants for gross proceeds of $276,000 ($254,180, net of commissions and expenses in the amount of $21,820). The warrants are exercisable at a price of $0.25 per shares; contain a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire in sixty (60) months from the date of issuance. Common stock was increased by $1,104 for the par value of the shares and $253,076 to paid-in capital. The common stock and Class N warrants were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES AND CONVERTIBLE NOTES

The Company did not make payment of the principal amount, accrued interest and late fees due under our Series A convertible debentures when such debentures became due on November 7, 2008. The outstanding principal amount of such debentures as of June 30, 2010 is approximately $1,688,205. The Company did not make timely payment of the interest due under our Series A convertible debentures on July 1, 2008, October 1, 2008, January 1, 2009, April 1, 2009, July 1, 2009, October 2009, January 1, 2010, April 1, 2010, and July 1, 2010, and may be deemed to be in default under the debentures. The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default. Moreover, the Company has not maintained the registration of the shares underlying the debentures and Series D Warrants as required under the terms of our agreements with the holders of the debentures which may be deemed an event of default under the Debentures. If an event of default occurs under the debentures, the debenture holders may elect to require the Company to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law. As of the date of this Report, the Company may be considered in default by the debenture holders. In anticipation of such election by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default amount at approximately $645,641 as of December 31, 2007, and remeasured the default amount at approximately $722,299 as of December 31, 2008, and $2,587,216 as of December 31, 2009. As of June 30, 2010, the default amount was remeasured at approximately $2,438,093, which is reflected in the carrying value of the debentures. This default amount was recognized as interest expense in Fiscal 2007 of approximately $645,641, and additional default amount during Fiscal 2008 and 2009 of $76,658 and $1,864,917, respectively. During the six months ended June 30, 2010, a decrease in the default amount of $149,123 was recognized as a reduction of interest expense.  The Company is seeking to re-negotiate the terms of the debentures, including the repurchase of the debentures and/or seeking to extend their maturity date. As a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  However, as of the date of the filing of this report, the Company has not entered into a definitive written agreement with the debenture holders with regard to any such extension.

The Company issued six-month convertible promissory notes during June through August 2009, of which an aggregate of $275,000 have matured and may be deemed in default under the notes. $50,000 of the principal amount became due on December 12, 2009, $75,000 due on February 6, 2010, and $150,000 due on March 31, 2010. The Company had insufficient funds to pay the notes or the related accrued interest on their respective maturity dates.  Accordingly, the Company may be deemed to be in default under the notes.  On March 10, 2010, one note holder in the amount of $25,000 delivered a notice of default to the Company. The Company is seeking to re-negotiate the terms of the notes, including the extension of their maturity date of the principal and interest. As a condition to any such extension, the note holders may seek to amend or modify certain other terms of the notes. Applied Visual Sciences’ failure to pay (i) any principal payment on the due date, or (ii) any interest or other payment required under the terms of the note on the date due and such payment shall not have been made within fifteen (15) days of Company's receipt of the note holder's written notice to the Company of such failure to pay, shall be deemed an event of default. Upon the occurrence or existence of any event of default, and at any time thereafter during the continuance of such event of default, the note holder may declare all outstanding obligations payable by Company hereunder to be immediately due and payable without presentment, demand, protest or any other notice of any kind, all of which are expressly waived.  In addition to the foregoing remedies, upon the occurrence or existence of any event of default, the note holder may exercise any other right, power or remedy granted to it by the note or otherwise permitted to it by law, either by suit in equity or by action at law, or both.

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

APPLIED VISUAL SCIENCES, INC.
By: /s/ Michael W. Trudnak Michael W. Trudnak Chief Executive Officer (Principal Executive Officer)	By: /s/ Gregory E. Hare Gregory E. Hare Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 13, 2010