Form 10-Q
period 2010-09-30
Applied Visual Sciences, Inc.
filed 2010-11-12
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

 X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ✓    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ___ No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ]    Accelerated Filer [  ] Non-Accelerated Filer [  ] Smaller Reporting Company [✓]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

 Yes __ No  ✓

The number of shares outstanding of the registrant’s common stock, as of November 10, 2010, was 81,014,781.

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

4

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

5

Condensed Consolidated Statements of Cash Flows

6

Notes to Condensed Consolidated Financial Statements

7

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  22

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

43

ITEM 4.  CONTROLS AND PROCEDURES

43

PART II. OTHER INFORMATION

44

ITEM 1.     LEGAL PROCEEDINGS

44

ITEM 1A.  RISK FACTORS

44

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

45

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

46

ITEM 5.     OTHER INFORMATION

47

ITEM 6.     EXHIBITS

47

SIGNATURES

49

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
(FORMERLY GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30	December 31
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$ 126,487	$ 8,707
Accounts receivable	1,914	11,872
Prepaid expenses	11,823	21,721
Total current assets	140,224	42,300

Equipment, net	302,203	329,657

Other Assets
Other noncurrent assets	22,244	22,244
Intangible assets, net	365,251	352,578
Total assets	$ 829,922	$ 746,779

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 3,078,724	$ 2,469,674
Other accrued liabilities	4,929,402	3,967,127
Note payable and advances, related parties	137,800	226,000
Convertible notes payable	50,000	675,000
Convertible debentures	4,229,944	4,702,921
Derivative liabilities - embedded conversion feature of debentures	2,093,374	1,354,051
Deferred revenue	45,113	3,808
Total current liabilities	14,564,357	13,398,581

Common shares subject to repurchase, stated at estimated redemption value; 282,704 shares outstanding at September 30, 2010, and 302,222 shares outstanding at December 31, 2009
	93,292	42,311

Stockholders' Equity (Deficit)
Convertible preferred stock, $0.20 par value; authorized 1,000,000 shares
Shares issued and outstanding at September 30, 2010 - none
Shares issued and outstanding at December 31, 2009 - none	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares
Shares issued and outstanding at September 30, 2010 - 72,166,027
Shares issued and outstanding at December 31, 2009 - 58,992,880	72,166	58,993
Additional paid-in capital	77,504,849	74,087,250
Accumulated comprehensive income	63,354	62,481
Deficit accumulated	(91,468,096)	(86,902,837)
Total stockholders' equity (deficit)	(13,827,727)	(12,694,113)
Total liabilities and stockholders' equity (deficit)	$ 829,922	$ 746,779

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
(FORMERLY GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Net revenues	$ -	$ 23,475	$ 20,273	$ 73,315

Cost of sales	-	19,076	14,785	91,339

Gross profit (loss)	-	4,399	5,488	(18,024)

Selling, general and administrative expense	917,089	1,875,358	3,433,091	4,539,964

Operating loss	(917,089)	(1,870,959)	(3,427,603)	(4,557,988)

Other income (expense)	82,847	(1,546,294)	(1,137,656)	(2,314,437)

Net loss	$ (834,242)	$(3,417,253)	$(4,565,259)	$(6,872,425)

Net loss per common share:
Basic and diluted	$ (0.01)	$ (0.06)	$ (0.07)	$ (0.14)

Weighted average number of common shares used
in computing basic and diluted net loss per share	69,158,567	52,703,775	65,571,074	49,758,617

Other comprehensive income
Comprehensive income - beginning of period	$ 63,354	$ 55,063	$ 62,481	$ 61,450
Cumulative translation adjustments	-	7,372	873	985

Comprehensive income - end of period	$ 63,354	$ 62,435	$ 63,354	$ 62,435

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
(FORMERLY GUARDIAN TECHNOLOGIES INTERNATIONAL, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (4,565,259)	$ (6,872,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,358	88,096
Stock-based compensation expense	984,929	1,257,549
Amortization of bridge notes and debentures discounts	-	5,671
Fair value of warrants issued - derivative instruments	38,550	-
Revaluation of derivative instrument expense	959,446	1,712,536
Gain on settlement of debt	(265,600)	-
Noncash broker compensation expense	-	32,000
Other noncash (stock issued in lieu of interest paid)	93,858	22,986
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	9,958	(5,400)
Increase in other current assets	-	(1,064)
Decrease in prepaid expenses	9,898	57,112
Increase in accounts payable	609,663	838,653
Increase in accrued expenses	962,275	980,118
Increase in deferred revenue	41,305	282
Net cash flows used in operating activities	(1,034,619)	(1,883,886)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(42,773)	(1,871)
Investment in patents	(28,936)	(8,574)
Net cash flows used in investing activities	(71,709)	(10,445)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	1,022,280	1,087,526
Proceeds from exercise of stock warrants	262,500	-
Proceeds from short-term convertible notes payable	27,138	725,000
Reduction from short-term note payable, related party	(88,200)	-
Net cash flows provided by financing activities	1,223,718	1,812,526

Effect of exchange rate changes on cash and cash equivalents	390	2,296

Net increase (decrease) in cash and cash equivalents	117,780	(79,509)
Cash and cash equivalents at beginning of the period	8,707	80,777

Cash and cash equivalents at end of the period	$ 126,487	$ 1,268

Supplemental disclosure of cash flow information:
Remeasurement of common stock subject to repurchase	$ (53,714)	$ (12,089)
Reclassification of common stock previously subject to repurchase	2,733	-
Conversion of short-term convertible notes to common stock	652,138	-
Conversion of convertible debenture to common stock	427,500	232,500
Interest paid during the period in cash	-	450

See notes to condensed consolidated financial statements.

 Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)

Description of Business

Applied Visual Sciences, Inc. was incorporated under the name Guardian Technologies International, Inc., in the Commonwealth of Virginia in 1989 and reincorporated in State of Delaware in February 1996. Guardian Technologies International, Inc. changed its name to Applied Visual Sciences, Inc., on July 9, 2010. Applied Visual Sciences, Inc. and its subsidiaries are collectively referred to herein as the “Company,” “Applied Visual Sciences,” “us,” “we,” or “our.”

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

Geographic and Segment Information

The Company has two groups of products and services - Security (PinPoint™) and Healthcare (Signature Mapping™ Medical Computer Aided Detection (“Medical CAD”)), and operates in two geographic markets. The Company has determined that as of the balance sheet date, it operates as a single operating unit since the two products make up a slight revenue stream to the Company.  Revenue for the first nine months ended September 30, 2010, of $20,273 and $73,315 as of September 30, 2009, was from research activities of our security product.

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

The Company operates in North America, Europe, and Africa.  In general, revenues are attributed to the country in which the contract originates.

Segment and Geographic Information	Three Months Ended		Nine Months Ending
	September 30		September 30
	2010	2009	2010	2009
Net revenues:
North America:
Software licenses	$ -	$ -	$ -	$ -
Research funding	-	23,475	20,273	73,315
Maintenance and support	-	-	-	-
North America	-	23,475	20,273	73,315

Europe & Africa:
Software licenses	-	-	-	-
Research funding	-	-	-	-
Maintenance and support	-	-	-	-
Europe & Africa	-	-	-	-
Total net revenues	$ -	$ 23,475	$ 20,273	$ 73,315

Cost of sales:
North America:
Software licenses	$ -	$ -	$ -	$ -
Research funding	-	19,076	14,785	91,339
Maintenance and support	-	-	-	-
North America	-	19,076	14,785	91,339

Europe & Africa:
Software licenses	-	-	-	-
Research funding	-	-	-	-
Maintenance and support	-	-	-	-
Europe & Africa	-	-	-	-
Total cost of sales	$ -	$ 19,076	$ 14,785	$ 91,339

Operating (loss):
North America:
Software licenses	$ (917,089)	$(1,843,132)	$(3,428,868)	$(4,482,477)
Research funding	-	(1,000)	1,589	(41,983)
Maintenance and support	-	-	-	-
North America	(917,089)	(1,844,132)	(3,427,279)	(4,524,460)

Europe & Africa:
Software licenses	-	-	-	-
Research funding	-	-	-	-
Maintenance and support	-	(26,827)	(324)	(33,528)
Europe & Africa	-	(26,827)	(324)	(33,528)
Total operating (loss)	$ (917,089)	$(1,870,959)	$(3,427,603)	$(4,557,988)

Depreciation and amortization:
North America:
Software licenses	$ 23,165	$ 27,349	$ 86,034	$ 86,896
Research funding	-	-	-	-
Maintenance and support	-	-	-	-
North America	23,165	27,349	86,034	86,896

Europe & Africa:
Software licenses	-	-	-	-
Research funding	-	-	-	-
Maintenance and support	-	821	324	1,200
Europe & Africa	-	821	324	1,200
Total depreciation and amortization	$ 23,165	$ 28,170	$ 86,358	$ 88,096

Total assets:
North America	$ 829,922	$ 779,199
Europe & Africa	-	8,742
Total	$ 829,922	$ 787,941

Long-lived assets, net:
North America	$ 667,454	$ 676,790
Europe & Africa	-	7,015
Total	$ 667,454	$ 683,805

Long-lived assets, net: Consists of software, goodwill, patents, property and equipment, and other noncurrent assets.

Stock-Based Compensation

The Company has two active equity compensation plans which include the Amended and Restated 2003 Stock Incentive Plan and the 2009 Stock Compensation Plan (collectively, the “Plans”). A total of 50,000,000 shares have been reserved for issuance under these Plans in the form of stock-based awards to employees, non-employee directors and outside consultants of the Company, of which 27,836,585 shares remain available for issuance thereunder as of September 30, 2010. The grant of awards under the Plans require approval by the Compensation Committee of the Board of Directors of the Company (or the Board of Directors, in the absence of such a committee) (the “Committee”), and the Committee is authorized under the Plans to take all actions that it determines to be necessary or appropriate in connection with the administration of the Plans.

The Company adopted the provisions of ASC 718-10 to account for its share-based payments. ASC 718-10 requires all share-based payments to employees or to non-employee directors as compensation for service on the Board of Directors to be recognized as compensation expense in the consolidated financial statements based on the estimated fair values of such payments, and the related expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience within separate groups of employees. The fair value of each option granted was estimated on the date of grant using the Black-Scholes Merton option pricing model (Black-Scholes model). In accordance with ASC 718-10, the Company recognized total stock-based compensation expense for employees and non-employee members of the Board of Directors during the nine months ended September 30, 2010 of $755,837, and $1,204,739 for the same period during 2009. All options granted in the nine-month period ended September 30, 2010 were at fair value, and the related compensation expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures.

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

The Company accounts for stock options granted to non-employees in accordance with ASC 718-10 and ASC 505-50, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services” and, accordingly, recognizes as an expense the estimated fair value of such options as calculated using the Black-Scholes model. However, fair value is remeasured during the service period at each balance sheet date, and is amortized over the service period to vesting for each option or the term of the recipient’s contractual arrangement, whichever is shorter. Total stock-based compensation expense for consultants during the nine months ended September 30, 2010 and 2009 were $215,392 and $52,810, respectively. All options granted in the nine-month period ended September 30, 2010 were at fair value, and the related compensation expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures.

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

Pursuant to the terms of the 2003 Plan, the Company may grant Non-Qualified Stock Options to directors or consultants of the Company and its subsidiaries at any time, and from time to time, as shall be determined by the Committee. The 2003 Plan also provides for Incentive Stock Options to be granted to any officer or other employee of the Company or its subsidiaries as selected by the Board of Directors or a committee appointed by the Board.

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

The following is a summary of the Company’s stock options compensation under the 2003 Plan for the nine-month period ended September 30, 2010 issued to employees, non-employee members of the Board of Directors and consultants.

Fiscal Year and Activity	Exercise Price	Number of Options
Outstanding at December 31, 2009	$ 1.03	15,548,521

2010 activity
Granted at fair value	0.19	1,019,560
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2010 (1)	0.32	16,568,081

Exercisable at September 30, 2010 (1)	$ 0.33	13,324,871

Reserved for future issuance at September 30, 2010		11,763,919

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

The following is a summary of the number and type of Awards granted to, or exercised or forfeited by, employees, non-employee members of the Board of Directors and consultants pursuant to the Company’s 2009 Stock Compensation Plan for the nine months ended September 30, 2010 is as follows:

	Weighted-Average Grant or Exercise Price Per Share

Fiscal Year and Activity		Number of Shares
Shares reserved for issuance		20,000,000

Issued as of December 31, 2009	$ 0.21	1,434,329

2010 activity
Stock awards	0.18	2,493,005
Restricted stock awards	-	-
Restricted stock rights	-	-
Non-qualified stock options	-	-
Issued during 2010	0.18	2,493,005

Reserved for future issuance		16,072,666

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. For financial statement purposes, depreciation is provided on the straight-line method over the estimated useful life of the asset ranging from 3 to 10 years.

	September 30 (Unaudited)
Asset (Useful Life)	2010	2009

Software (3 years)	$ 84,224	$ 84,224
Computer equipment (3 to 5 years)	324,991	328,358
Furniture and fixtures (7 to 10 years)	488,239	488,239
Equipment (7 to 10 years)	77,251	34,265
	974,705	935,086
Less accumulated depreciation	672,502	584,156
Equipment, net	$ 302,203	$ 350,930

Depreciation expense for property and equipment was $70,095 and $73,296 in the nine months ended September 30, 2010 and 2009, respectively, and is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Goodwill and Other Intangible Assets

Excess of Purchase Price over Net Assets Acquired (Goodwill) – The Company follows the provisions of ASC 805-10, “Business Combinations” and ASC 350-10, “Goodwill and Other Intangible Assets.” These statements establish financial accounting and reporting standards for acquired goodwill.  Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. Effective January 1, 2002, with the adoption of ASC 350-10, goodwill must be evaluated for impairment and is no longer amortized. Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired. To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets. Based on a net realizable value analysis as of June 30, 2007, goodwill from the acquisition of Wise Systems Ltd. was determined to be fully impaired. Therefore, there was no amortization expense of goodwill during the nine months ending September 30, 2010 or during the same period in 2009.

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

Intangible Assets – Intangible assets consist of acquired software and patents. The acquired software is being amortized using the straight-line method over 5 years. Patent acquisition costs pertaining to PinPoint™ have been capitalized and are being amortized over the 20-year legal life of the patents. The Company evaluates the periods of amortization continually to determine whether later events or circumstances require revised estimates of useful lives. Amortization expense for intangible assets was $16,263 and $14,800 during the nine months ending September 30, 2010 and 2009, respectively, and is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations. The Company’s intangible software technology was fully amortized as of December 31, 2009. Therefore, there was no amortization costs associated with software technology during the nine-month period ended September 30, 2010. The Company anticipates incurring additional patent acquisition costs during the current fiscal year ending December 31, 2010.

Nine Months Ended September 30, 2010
	Beginning Period Cost	Additions	Reductions	Net Book Value
Intangibles with finite lives:
Software technology	$ -	$ -	$ -	$ -
Patent acquisition costs	352,578	28,936	16,263	365,251
	$ 352,578	$ 28,936	$ 16,263	$ 365,251

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

(3)

Financial Condition, Going Concern Uncertainties and Events of Default

During the nine-month period ended September 30, 2010, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations.  Our independent registered public accounting firm’s report on the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2009, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

During the period June through August 2009, at a series of closings, Applied Visual Sciences issued six month convertible promissory notes to a total of 12 accredited investors in the aggregate principal amount of $725,000. The six-month notes accrue interest at a rate of 10% per annum. The notes are convertible, at the holder’s option, into shares of common stock at a conversion price of $0.25 per share. If converted, each holder is entitled to receive Class M common stock purchase warrants for the right to purchase an equal number of shares and they are exercisable at a price of $0.25 per share, contain certain anti-dilution and other customary provisions, and expire sixty (60) months from the date the warrants were issued. On December 31, 2009, the Company had an aggregate principal amount outstanding of $675,000 from eleven (11) note holders. Subsequently through September 30, 2010, ten (10) note holders converted an aggregate principal amount of $625,000 and $64,369 of accrued interest into an aggregate of 2,757,475 shares of common stock, and 2,757,475 Class M Warrants. The remaining balance of the convertible notes as of September 30, 2010 is $50,000, and such note matured on December 12, 2009.  The Company is seeking to re-negotiate the terms of the remaining note, including the extension of the maturity date or conversion for shares of the principal and interest, although we have not reached an agreement.  Applied Visual Sciences has insufficient funds to pay the note or the related accrued interest, and may be deemed to be in default under the notes. As a condition to any such extension, the note holders may seek to amend or modify certain other terms of the notes. Applied Visual Sciences’ failure to pay (i) any principal payment on the due date, or (ii) any interest or other payment required under the terms of the note on the date due and such payment shall not have been made within fifteen (15) days of Company's receipt of the note holder's written notice to the Company of such failure to pay, shall be deemed an event of default. Upon the occurrence or existence of any event of default, and at any time thereafter during the continuance of such event of default, the note holder may declare all outstanding obligations payable by Company thereunder to be immediately due and payable without presentment, demand, protest or any other notice of any kind, all of which are expressly waived.  In addition to the foregoing remedies, upon the occurrence or existence of any event of default, the note holder may exercise any other right, power or remedy granted to it by the note or otherwise permitted to it by law, either by suit in equity or by action at law, or both.

Our outstanding Series A 10% Senior Convertible Debentures became due on November 7, 2008.  During the nine months ended September 30, 2010, the debenture holders converted an aggregate of $427,500 in principal amount into an aggregate of 1,710,000 shares of our common stock.  The Company continues to have $1,688,205 in principal amount outstanding, and $1,411,477 of accrued and unpaid interest and late fees since we did not make timely payment of the interest due under the debentures since July 1, 2008, and therefore may be deemed to be events of default under the debentures.  Failure to pay the principal, unpaid interest and certain late fees under the Debentures when due constitutes an event of default under the debentures and failure to remit payment of the debentures and all late fees may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law, although the holders have not sought to enforce their rights under the debentures.  We did not maintain the registration of the shares underlying the debentures and Series D Warrants in order to permit the reoffer and resale of such shares as required under the terms of our agreements, which also may be deemed an event of default under the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law. In the event the debenture holders make such a demand, Applied Visual Sciences currently has insufficient funds to meet such demand. In anticipation of such election by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default on December 31, 2007 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the default amount as of December 31, 2009 at approximately $2,587,216. On September 30, 2010 we remeasured the default amount at approximately $2,541,739, and recognized a net reduction of interest expense during year of $45,477.

On October 15, 2010, and as discussed below in Note (6) Subsequent Events to the Company’s financial statements, the Company entered into an agreement with the two remaining Series A Debenture holders to amend and effect a restructuring of the debentures. Under the agreement, the Company and two debenture holders agreed: (i) to an extension of the maturity date of the debentures to June 30, 2011, (ii) that the $1,688,205 of outstanding principal amount of will not bear interest through the new maturity date, (iii) that, in exchange for the amounts of accrued but unpaid interest, late fees, liquidated damages and certain other amounts due under the debentures (“Interest and Default Amounts”) the Company issued an aggregate of 2,552,653 shares of common stock, (iv) that all claims with regard to the payment of the Interest and Default Amounts and all prior events of default under the Debentures and breaches of any covenant, agreement, term or condition (“Defaults”) in the debenture transaction documents would be waived and the Company was released from any claims with respect to the Interest and Default Amounts and prior Defaults, (v) to terminate the registration rights agreements between the Company and each debenture holder, and (vi) that the Company may force a conversion of the debentures under certain conditions. The Company and the debenture holders also agreed to certain other amendments to the debentures and transaction documents covering the issuance of the debentures.

As of September 30, 2010, we have outstanding trade and accrued payables of $1,409,268, other accrued liabilities of $468,217, accrued interest and late fees on the Series A Debentures of $1,411,477, and accrued salaries due to our employees and management of $4,719,164. Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $137,800.

During the nine months ending September 30, 2010, Applied Visual Sciences sold to certain accredited investors units of securities of the Company, each such unit consisting of 80,000 shares of common stock and 80,000 Class N Common Stock Purchase Warrants. At a series of closings, Applied Visual Sciences sold an aggregate of 55.3 units of securities and issued an aggregate of 4,424,000 shares of common stock and 4,424,000 Class N Warrants for gross proceeds of $1,106,000 (or $1,022,280, net of commission and other expenses of $83,720). The Class N Warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance.

As of September 30, 2010, we had a cash balance of $126,487.  Management believes these funds to be insufficient to fund our operations, absent any cash flow from operations or funds from the sale of our equity or debt securities. We are currently spending or incurring (and accruing) expenses of approximately $325,000 per month on operations and the continued research and development of our 3i technologies and products.  Management believes that we will require approximately an additional $3,900,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. This assumes that holders of our outstanding debentures and convertible note convert such debt into shares of our common stock or that we are able to extend the term of the debentures and notes, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date and the convertible note, the debenture and convertible note holder do not convert such debt or require payment of principal and interest, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures (excluding convertible notes), we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

In view of Applied Visual Sciences’ limited revenues to date, the Company has relied and continues to rely substantially upon equity and debt financing to fund its ongoing operations, including the research and development conducted in connection with its products. If the proceeds from our financings are insufficient to fund our operations, pay our trade payables, and repay our unconverted debentures and convertible note.  Therefore, the note holders upon the new maturity date may seek to enforce their rights under the debentures or notes, or our employees or trade creditors may seek to enforce payment of amounts due to them, and our results of operations and financial condition could be materially and adversely affected and we may be unable to continue our operations.  Also, in the event we are unable to pay our employees, we may suffer employee attrition. There can be no assurances that we will be successful in our efforts to raise any additional financing, any bank borrowing, and research or grant funding.  Moreover, in view of the current market price of our stock, we may have limited or no access to the capital markets.  Furthermore, under the terms of our agreements with the debenture holders, we are subject to restrictions on our ability to engage in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is based upon the trading price of our securities after initial issuance or otherwise subject to re-set. In view of the foregoing, we may be required to curtail operations significantly, or obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

During Fiscal 2010, our total stockholders’ deficit decreased by $1,133,614 to $13,827,727, and our consolidated net loss was $4,565,259 for the nine months ended September 30, 2010. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence. Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

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

As shares of common stock are sold by the holders and/or the Company registers its outstanding shares of common stock, the then current fair value of those shares, based on the redemption value, shall be reclassified from temporary equity to permanent equity.  During the nine months ending September 30, 2010, the temporary equity account was increased and the permanent equity account decreased by $53,714 for the change in the estimated redemption value of the outstanding shares currently held by the shareholders of Difference Engines Corporation, and reduced by $2,733 for the reclassification of common shares previously subject to repurchase. Since the acquisition of the intellectual property and through September 30, 2010, the cumulative effect on the temporary equity account for the change in the estimated redemption value of the outstanding shares held by the shareholders of Difference Engines Corporation is a reduction of $1,315,150, and due to the sale of Applied Visual Sciences stock previously held by the shareholders of Difference Engines Corporation is a reduction of $635,786. Therefore, the balance of the temporary equity account for the purchase of the intellectual property owned by Difference Engines as of the consolidated balance sheet date is $93,292.

(5)

Stockholders’ Equity

Issuance of Common Stock and Related Common Stock Warrants

During July through September 2010, the Company sold to accredited investors an aggregate of 1,340,000 shares of common stock and 1,340,000 Class N Warrants for gross proceeds of $335,000 ($315,500, net of commissions and expenses in the amount of $19,500). The warrants are exercisable at a price of $0.25 per shares; contain a conditional call provision if the market price of each share exceeds $3.00, contain certain anti-dilution and other customary provisions. The warrants expire sixty (60) months from the date of issuance. Common stock was increased by $1,340 for the par value of the shares and $314,160 to paid-in capital. The Company also issued 28,000 Class N warrants as compensation to a consultant and the fair value of the warrants on their date of issuance was $8,540.

During August through September 2010, the Company agreed to convert an aggregate of $575,000 outstanding convertible promissory notes for an aggregate of 2,300,000 shares of common stock, and 2,300,000 Class M common stock purchase warrants. The conversion price of the note was $0.25. The note holders also converted a total of $60,477 accrued and unpaid interest for an aggregate of 241,907 shares of common stock, and 241,907 Class M common stock purchase warrants. The warrants are exercisable at a price of $0.25 per share; contain certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance. Common stock was increased by $2,542 for the par value of the shares and paid-in capital was increased by $632,935.

During June, 2010, the Company sold to accredited investors an aggregate of 400,000 shares of common stock and 400,000 Class N Warrants for gross proceeds of $100,000 ($90,000, net of commissions and expenses in the amount of $10,000). The warrants are exercisable at a price of $0.25 per shares; contain a conditional call provision if the market price of each share exceeds $3.00, contain certain anti-dilution and other customary provisions. The warrants expire sixty (60) months from the date of issuance. Common stock was increased by $400 for the par value of the shares and $89,600 to paid-in capital.

During May, 2010, the Company sold to accredited investors an aggregate of 660,000 shares of common stock and 660,000 Class N Warrants for gross proceeds of $165,000 ($148,950, net of commissions and expenses in the amount of $16,050). The warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, and contain anti-dilution and other customary provisions. The warrants expire sixty (60) months from the date of issuance. Common stock was increased by $660 for the par value of the shares and $148,290 to paid-in capital.

During April, 2010, the Company sold to accredited investors an aggregate of 1,104,000 shares of common stock and 1,104,000 Class N Warrants for gross proceeds of $276,000 ($254,180, net of commissions and expenses in the amount of $21,820). The warrants are exercisable at a price of $0.25 per shares; contain a conditional call provision if the market price of each share exceeds $3.00, contain certain anti-dilution and other customary provisions. The warrants expire sixty (60) months from the date of issuance. Common stock was increased by $1,104 for the par value of the shares and $253,076 to paid-in capital.

During March 2010, the Company accepted direct investments from accredited investors of an aggregate of $230,000 ($213,650, net of commissions and expenses in the amount of $16,350), and issued 920,000 shares of common stock. In addition, the Company issued an aggregate of 920,000 Class N common stock purchase warrants exercisable at a price of $0.25 that contain a conditional call provision if the market price of each share exceeds $3.00, contain anti-dilution and other customary provisions. The warrants expire in March 2015. Common stock was increased by approximately $920 for the par value of the shares and $216,480 to paid-in capital.

On March 12, 2010, the Company agreed to convert a $50,000 outstanding convertible promissory note for an aggregate of 200,000 shares of common stock, and 200,000 Class M common stock purchase warrants. The conversion price of the note was $0.25. The note holder also converted accrued and unpaid interest of $3,892 for 15,568 shares of common stock, and 15,568 Class M common stock purchase warrants. The warrants are exercisable at a price of $0.25 per share; contain certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance. Common stock was increased by $216 for the par value of the shares and paid-in capital was increased by $53,676.

Other Common Stock Issued Including Exercises of Warrants and Options

On September 2, 2010, an accredited investor exercised 375,000 Class F and 375,000 Class G common stock purchase warrants for an aggregate of 750,000 warrants for $187,500, and the Company issued 750,000 shares of common stock. Common stock was increased by $750 for the par value of the shares and $186,750 to paid-in capital.

During July through September 2010, the Company issued to a consultant 58,170 shares of common stock as compensation for services rendered. The shares were issued under the 2009 Stock Compensation Plan. Common stock was increased by $58 for the par value of the shares and paid-in capital was increased by approximately $20,838.  Stock compensation expense of $20,896 was also recorded.

On August 31, 2010, the Company issued to a vendor 96,682 shares of common stock as payment towards an outstanding accounts payable. Common stock was increased by $97 for the par value of the shares, paid-in capital was increased by approximately $29,391, and accounts payable trade was reduced by the fair value of the stock of $29,488.

On August 1, 2010, the Company issued to a consultant 56,110 shares of common stock as compensation for services to be rendered during August 1 through October 31, 2010. The shares were issued under the 2009 Stock Compensation Plan. Common stock was increased by $56 for the par value of the shares and paid-in capital was increased by approximately $20,705. Deferred compensation expense of $13,841 was recorded during the three months ended September 30, 2010 and $1,122 was applied to paid-in-capital for the remeasurement of deferred compensation during the same period.

On July 20, 2010, three holders of our Series D Warrants used the cashless exercise provision of their stock purchase warrants to exchange 864,798 stock purchase warrants for 403,226 shares of common stock.  Common stock was increased by $403 for the par value of the shares and paid-in-capital was decrease by $403.

On July 12, 2010, the Company agreed to convert a $27,139 noninterest bearing convertible note for 79,819 shares of common stock. The conversion price of the note was $0.34, which was based on the market price on the date of conversion.  Common stock was increased by $80 for the par value of the shares and paid-in capital was increased by $27,059.

On June 18, 2010, in accordance with the terms of the Company’s outstanding Series A Debentures, a debenture holder converted $50,000 in principal amount of its debentures into an aggregate of 200,000 shares of common stock. Common stock was increased by $200 for the par value of the shares and paid-in capital was increased by approximately $49,800.

On June 7, 2010, the Company issued to a consultant 30,670 shares of common stock as compensation for services rendered. The shares were issued under the 2009 Stock Compensation Plan. Common stock was increased by $31 for the par value of the shares and paid-in capital was increased by approximately $10,397. Stock compensation expense of $10,428 was also recorded.

During June 2010, two accredited investors exercised an aggregate of 300,000 Class M common stock purchase warrants for $75,000, and the Company issued 342,000 shares of common stock. Common stock was increased by $342 for the par value of the shares and $74,658 to paid-in capital.

On May 17, 2010, the Company issued to a consultants 79,225 shares of common stock as compensation for services to be rendered during May 1 through July 31, 2010. The shares were issued under the 2009 Stock Compensation Plan. Common stock was increased by $79 for the par value of the shares and paid-in capital was increased by approximately $22,421. Deferred compensation expense of $24,509 was recorded during the service period and $2,009 was applied to paid-in-capital for the remeasurement of deferred compensation during the same period.

On May 7, 2010, a holder of our Series D Warrants used the cashless exercise provision of their stock purchase warrants to exchange 50,000 stock purchase warrants for 16,940 shares of common stock.  Common stock was increased by $17 for the par value of the shares and paid-in-capital was decrease by $17.

During May 2010, the Company issued to three consultants 93,712 shares of common stock as compensation for services rendered. The shares were issued under the 2009 Stock Compensation Plan. Common stock was increased by $94 for the par value of the shares and paid-in capital was increased by approximately $32,416. Stock compensation expense of $32,510 was also recorded.

On April 19, 2010, the Company issued an aggregate of 40,000 shares of common stock under the 2009 Stock Compensation Plan. The fair value of the stock was $11,200, resulting in an increase in common stock by $40 for the par value of the shares, $11,160 to paid-in capital, and $11,200 to stock-based compensation expense.

On April 1, 2010, the Company issued to a consultant 23,698 shares of common stock as compensation for services rendered. The shares were issued under the 2009 Stock Compensation Plan. Common stock was increased by $24 for the par value of the shares and paid-in capital was increased by approximately $3,294. Stock compensation expense of approximately $3,318 was also recorded.

On March 16, 2010, the Company issued to a consultant 100,000 shares of common stock as compensation for services rendered. Common stock was increased by $100 for the par value of the shares and $13,900 to paid-in capital.  Stock compensation expense of $14,000 was also recorded.

On March 1, 2010, the Company issued to two consultants 82,528 shares of common stock as compensation for services rendered. The shares were issued under the 2009 Stock Compensation Plan. Common stock was increased by $82 for the par value of the shares and paid-in capital was increased by approximately $8,996.  Stock compensation expense of $6,578 was also recorded.

In February 2010, the Company issued to two consultants 303,892 shares of common stock as compensation for services rendered. The shares were issued under the 2009 Stock Compensation Plan. Common stock was increased by $304 for the par value of the shares and paid-in capital was increased by approximately $45,280. Stock compensation expense of $44,113 was recorded during 2010.

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

Other Common Stock Warrants Issued or Forfeited

On September 30, 2010, the Company issued to three convertible note holders an aggregate of 78,750 Class M common stock purchase warrants as an inducement to extend and convert the notes.  The warrants are exercisable at a price of $0.25 per share; contain certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance. The fair value of the warrants on the date of issuance was $22,050.

On January 1, 2010, the Company issued to a convertible note holder 150,000 Class M common stock purchase warrants as an inducement to extend the note to March 31, 2010. The warrants are exercisable at a price of $0.25 per share; contain certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance. The fair value of the warrants on the date of issuance was $16,500.

During July through August 2010, the Company cancelled an aggregate of 765,500 common stock purchase warrants that expired. The fair value of the warrants on their date of issuance was $434,703.

On May 29, 2010, the Company cancelled 200,000 Class C common stock purchase warrants that expired. The fair value of the warrants on August 7, 2006, the date of issuance, was $36,000.

On January 1, 2010, the Company issued to a convertible note holder 150,000 Class M common stock purchase warrants as an inducement to extend the note to March 31, 2010. The warrants are exercisable at a price of $0.25 per share; contain certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance. The fair value of the warrants on the date of issuance was $16,500.

The Company has issued warrants as compensation to its bridge note holders, placement agents and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.  The table below shows by category, the warrants issued and outstanding at September 30, 2010.

Common Stock Purchase Warrants	Number of Warrants Outstanding and Exercisable	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Placement agents	15,260	November 2003	$ 1.95	December 2010
	239,745	May 2004	1.95	December 2010
	311,760	November 2006	0.25	November 2011
	311,760	April 2007	0.25	April 2012
	47,564	July 2007	1.17	July 2012
	198,154	June 2009	0.25	November 2011
	198,154	June 2009	0.25	April 2012
	272,827	June 2009	0.45	June 2014
	108,000	July 2009	0.25	July 2014
	205,000	December 2009	0.28	December 2014
	1,908,224

Note and debenture holders	142,652	December 2003	0.75	June 2011
	53,334	April 2004	0.75	June 2011

	600,000	August 2006	1.60	August 2011
	1,312,056	November 2006	0.25	November 2011
	1,362,057	April 2007	0.25	April 2012
	243,666	April 2007	1.60	April 2011
	10,000	December 2007	0.70	December 2012
	18,293	February 2009	0.41	February 2014
	1,140,555	June 2009	0.25	November 2011
	1,140,554	June 2009	0.25	April 2012
	209,007	November 2009	0.25	November 2014
	150,000	January 2010	0.25	January 2015
	6,382,174

Private placement investors	10,000	July 2005	2.00	December 2010
	8,000	May 2007	0.75	June 2011
	864,798	July 2007	1.17	July 2012
	312,500	August 2007	0.80	December 2011
	937,500	August 2007	1.75	August 2012
	1,500,000	February 2008	0.70	February 2013
	214,285	March 2008	0.75	March 2013
	2,142,850	April 2008	0.70	April 2013
	2,682,553	Sept to Dec 2008	0.41	Sept to Dec 2013
	4,358,981	January to April 2009	0.41	January to April 2014
	1,113,000	June to Aug 2009	0.25	June to Aug 2014
	3,631,973	August 2009	0.25	July to Dec 2013
	214,285	September 2009	0.41	December 2012
	2,290,000	Oct to Dec 2009	0.25	Oct to Dec 2014
	3,299,568	March to June 2010	0.25	March to June 2015
	3,988,657	July to September 2010	0.25	July to September 2015
	27,568,950

Consultants	60,000	February 2008	0.54	February 2013
	200,000	December 2009	0.25	December 2014
	260,000

Total Warrants Issued/Outstanding	36,119,348

 (6)

Subsequent Events

Subsequent events are reported by the Company to disclose events that have occurred after the balance sheet date, but before the financial statements are issued. Such events may be to provide additional information about conditions that existed at the date of the balance sheet, or conditions that did not exist at the balance sheet date. The Company has evaluated subsequent events through the date of this report.

On October 1, 2010, the Company issued to a vendor 95,123 shares of common stock as payment towards an outstanding accounts payable. Common stock was increased by $95 for the par value of the shares, paid-in capital was increased by approximately $29,393, and accounts payable trade was reduced by the fair value of the stock of $29,488.

On October 15, 2010, the Company entered into an Amendment and Waiver Agreement with the two outstanding Series A Debenture holders to amend certain terms of the Debentures, related securities purchase agreement and other agreements pursuant to which the Debentures and Series D Common Stock Purchase Warrants of the Company were sold to certain purchasers on November 6, 2006 and April 12, 2007.  Under terms of the Amendment and Waiver Agreement, the Company and the Debenture holders agreed: (i) to an extension of the maturity date of the debentures to June 30, 2011, (ii) that the $1,688,205 of outstanding principal amount will not bear interest through the new maturity date, (iii) that, in exchange for the amounts of accrued but unpaid interest, late fees, liquidated damages and certain other amounts due under the debentures (“Interest and Default Amounts”) the Company issued an aggregate of 2,552,653 shares of common stock, (iv) that all claims with regard to the payment of the Interest and Default Amounts and all prior events of default under the Debentures and breaches of any covenant, agreement, term or condition (“Defaults”) in the debenture transaction documents would be waived and the Company was released from any claims with respect to the Interest and Default Amounts and prior Defaults, (v) to terminate the registration rights agreements between the Company and each debenture holder, and (vi) that, commencing March 3, 2011, the Company may force a conversion of the debentures if certain trading price and trading volume conditions are met.

On October 21, 2010, the Company started Phase II of the fully automated hardware-software tuberculosis detection system Signature Mapping TBDx™ (“TBDx™”).  The clinical trial is in collaboration with The Aurum Institute for Health Research, The London School of Hygiene and Tropical Medicine, The South African National Health Laboratory Services, Medicine in Need, and George Washington University Medicine.  The SM TBDx™ clinical trial is being performed at Applied Visual Sciences’ facility, and conducted under independent observer validation with George Washington University Medicine. The scope of the clinical trial is to validate the new integrated technology, and includes comparative data from:

1)

Human expert readers under research conditions,

2)

Human laboratory technologists reading under routine conditions,

3)

Cultured results, which is considered the gold standard, and

4)

SM TBDx™ at World Health Organization accepted guidelines on specificity and sensitivity.

On October 22, 2010, we were notified by the Wellcome Trust that our Concept Application was accepted and at the request of the Wellcome Trust, the Company and LRS Institute of Tuberculosis & Research Development, an agency under Indian Government’s Ministry of Health and Family Welfare, jointly submitted to the Wellcome Trust the Affordable Healthcare In India Translation Award Preliminary Application proposal for the migration, development, and clinical evaluation of Signature Mapping system for Automatic Detection of AFB using Ziehl-Neelsen Stain and Bright Field Microscope. If the proposal is accepted, it is anticipated that the proposal will be funded and commencement of the project will begin the 4th Quarter of 2010 with a twelve month projected completion. As reported by the World Health Organization, Country Office of India, Core Programme Centers Communicable Disease and Disease Surveillance, March 25, 2009, India maintains more than 12,000 certified governmental TB facilities throughout their entire health care system.  India is the highest TB burden country accounting for one fifth of global incidence (i.e. nearly 2 million new cases each year), and approximately 330,000 deaths annually. It is estimated that the social and economic burden to patients and their families from TB in India is in excess of $3.3 billion dollars annually. (See RNTCP Sensitization First Edition 10th Nov 06. “TRC, Socio-Economic Impact of TB on Patients and Family in India, Int J Tub Lung Dis 1999”).

On October 26, 2010, in accordance with an outstanding capital raise, four executives and a consultant/director of the Company converted a portion of their accrued and unpaid wages, outstanding accounts payable, and other related compensation in an aggregate of $1,267,706, for a total of 5,070,825 shares of restricted Common Stock, and an aggregate of 5,070,825 Class N Common Stock Purchase Warrants. The Warrants issued are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire in sixty (60) months from the date of issuance.  Common stock was increased by $5,071 for the par value of the shares, paid-in capital was increased by approximately $1,262,635, accrued wages and interest due was reduced by $1,195,706, and accounts payable trade was reduced by $72,000. The Company also issued to such executives and consultant/director, an aggregate of 1,000,000 shares of Rule 144 Common Stock, and such issuance was previously authorized for all employees as compensation for the hardship of not regularly receiving their salaries, wages, or other compensation that was due during June 2008 through January 2009, and the continued or continuing nonpayment of such amounts by the Company. The issuance of the Common Stock was not in lieu of the payment of such compensation which remained accrued and unpaid.  Common stock was increased by $1,000 for the par value of the shares, and paid-in capital was increased by approximately $304,000.  Stock compensation expense of $305,000 was also recorded.  The Common Stock and Class N Warrants were issued in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On October 19, 2010, the United States Patent & Trademark Office (“USPTO”) issued to the Company Patent No. US 7,817,833, titled “System and Method for Identifying a Feature of Interest in Hyperspectral Data,” which is related to our underlying “intelligent imaging informatics” (3i™) technology for our security product.  This third patent issued to the Company extends our existing patent protection into image analysis domain where multiple images or pictures are created and utilized for automated computer analysis and assessment.  The patented process is capable of detecting objects of interests with a high degree of confidence; does not rely only on prior knowledge of an object’s shape, volume, texture or density to be effective; and is most powerful where the presence of disease or threat objects must be distinguished from healthy tissue or non-threat objects that are similar in color, brightness, and texture.

(7)

Fair Value Measurement

The Company determines the fair value of its derivatives that are classified as liabilities, on a recurring basis using significant unobservable inputs.  The fair value measurement of these liabilities is consistent with ASC 820, "Fair Value Measurements"  ASC 820 did not have an impact on the consolidated financial position or results of operations; however, the required disclosure for the period ended September 30, 2010 is as follows:

Liabilities Measured at Fair Value	Convertible Notes and Debentures, Net of Discount (1)	Beneficial Conversion Feature of Debentures (2)	Total
Beginning balance as of December 31, 2009	$ 4,702,921	$ 1,354,051	$ 6,056,972
Revaluation (gain)/loss in interest expense	(45,477)	1,004,923	959,446
Conversions	(427,500)	(265,600)	(693,100)
Ending balance as of September 30, 2010	$ 4,229,944	$ 2,093,374	$ 6,323,318

Total (gain)/loss from revaluation of derivatives included in earnings for the period and reported as an adjustment to interest	$ (45,477)	$ 1,004,923	$ 959,446

(1) The balance as of September 30, 2010, includes $1,688,205 for the outstanding convertible debentures issued November 8, 2006 and April 12, 2007, and an additional amount of $2,541,739 for the event of default provision under the debentures, including accrued and unpaid for 2007, 2008, 2009 of $645,641, $76,658, and $1,864,917, respectively, and a reduction in the default amount during the nine months ended September 30, 2010 of $45,477.

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

As of the date of this report, the Company was granted three (3) patents from the United States Patent & Trademark Office (“USPTO”) related to our underlying 3i™ technology. Two patents are for the “System and Method for Identifying Objects of Interest in Image Data,” with the patent covering our healthcare products being granted on February 17, 2009, Patent No. US 7,492,937, and the patent covering our security products was granted on February 24, 2009, Patent No. US 7,496,218.  The third patent was issued on October 19, 2010, Patent No. US 7,817,833, titled “System and Method for Identifying a Feature of Interest in Hyperspectral Data,” and covers our security products.  In addition to the three (3) patents issued to the Company, we received one (1) Issue Notification, whereby the patent is expected to be issued on November 23, 2010, and received one (1) Notice of Allowance, whereby the patent should be issued in the next 30 – 60 days.  Also, we are awaiting official responses for six (6) patents pending, one (1) provisional patent application, and other related foreign patents pending.  We cannot provide assurance that any or all of the remaining patent applications will issue to patents or that they will not be challenged, or that rights granted to us would actually provide us with an advantage over our competitors. Prior art searches have been conducted and based on the results of these searches; we believe that we do not infringe any third party patents identified in the searches.

Our outstanding Series A 10% Senior Convertible Debentures became due on November 7, 2008.  The Company continues to have $1,688,205 in principal amount outstanding, and $1,411,477 of accrued and unpaid interest and late fees since we did not make timely payment of the interest due under the debentures since July 1, 2008, and therefore may be deemed to be events of default under the debentures.  Failure to pay the principal, unpaid interest and certain late fees under the Debentures when due constitutes an event of default under the debentures and failure to remit payment of the debentures and all late fees may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law, although the holders have not sought to enforce their rights under the debentures.  We did not maintain the registration of the shares underlying the debentures and Series D Warrants in order to permit the reoffer and resale of such shares as required under the terms of our agreements, which also may be deemed an event of default under the debentures.

. On October 15, 2010, and as discussed in Note (6) Subsequent Events to the Company’s consolidated financial statements, the Company entered into an agreement with the two remaining Series A Debenture holders to amend and effect a restructuring of the debentures. Under the agreement, the Company and two debenture holders agreed: (i) to an extension of the maturity date of the debentures to June 30, 2011, (ii) that the $1,688,205 of outstanding principal amount will not bear interest through the new maturity date, (iii) that, in exchange for the amounts of accrued but unpaid interest, late fees, liquidated damages and certain other amounts due under the debentures (“Interest and Default Amounts”) the Company issued an aggregate of 2,552,653 shares of common stock, (iv) that all claims with regard to the payment of the Interest and Default Amounts and all prior events of default under the Debentures and breaches of any covenant, agreement, term or condition (“Defaults”) in the debenture transaction documents would be waived and the Company was released from any claims with respect to the Interest and Default Amounts and prior Defaults, (v) to terminate the registration rights agreements between the Company and each debenture holder, and (vi) that the Company may force a conversion of the debentures under certain conditions. The Company and the debenture holders also agreed to certain conforming and other amendments to the debentures and transaction documents covering the issuance of the debentures.

As of the date of filing this report, the Company was in default of a $50,000 six-month convertible promissory note that matured on December 12, 2009.  The Company is seeking to re-negotiate the terms of the remaining note, including the extension of the maturity date or conversion of the principal and interest, although there can be no assurance we will be able to reach an agreement.  The Company has insufficient funds to pay the note or the related accrued interest, and may be deemed to be in default under the note. As a condition to any such extension, the note holder may seek to amend or modify certain other terms of the notes. Applied Visual Sciences’ failure to pay (i) any principal payment on the due date, or (ii) any interest or other payment required under the terms of the note on the date due and such payment shall not have been made within fifteen (15) days of Company's receipt of the note holder's written notice to the Company of such failure to pay, shall be deemed an event of default. Upon the occurrence or existence of any event of default, and at any time thereafter during the continuance of such event of default, the note holder may declare all outstanding obligations payable by Company thereunder to be immediately due and payable without presentment, demand, protest or any other notice of any kind, all of which are expressly waived.  In addition to the foregoing remedies, upon the occurrence or existence of any event of default, the note holder may exercise any other right, power or remedy granted to it by the note or otherwise permitted to it by law, either by suit in equity or by action at law, or both.

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

As highlighted below in the NEMA article, “DICOS - Homeland Security Spending Keeps on Growing” - Published Friday, January 16, 2009 11:05 AM by  HYPE Harry Massey, expenditures for security solutions are increasing.  Management believes

Applied Visual Sciences is well positioned to be a third party solution provider leveraging the standard output of all future security equipment procured by the US Government. The article stated, in pertinent part: “Global homeland security spending has received a major boost in light of recent international terrorist events, as countries look at new ways to thwart terrorists and secure borders. Spending in the industry is expected to triple to $178 billion by 2015.  Security-related spending will include more sophisticated information technology and the protection of other vulnerable terrorist targets.  With the initial focus on airport security, NEMA has stepped up its outreach to DHS and TSA. Currently developing DICOS, the new NEMA standard will capture scans of checked baggage so that scans can be read by threat detection software. The new standard will facilitate interoperability of security-imaging equipment. With DHS/TSA expected to purchase new equipment for over 400 U.S. airports, NEMA members have joined with DHS to develop the standard.  With Phase 1 of DICOS expected to be completed this year, NEMA has begun looking at other modalities. The security industry is looking at border, rail, seaport, industrial and nuclear plant security.”

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

We completed a funded research and development contract with the U.S. Department of Homeland Security (“DHS”) in March 2009. As part of the project, we also entered into a Mutual Non-Disclosure Agreement with DHS. The scope of work was focused on the expansion of PinPoint’s™ capabilities to include the detection of certain TSA specified liquid explosives for future deployment on both existing and future deployed scanners.

We continue to pursue opportunities for the deployment of our PinPoint™ product or expansion of its capabilities, and have submitted proposals to the DHS and are in discussions with a security company in South Africa in conjunction with the South African government to provide our PinPoint™ technology.  We received an export license for South Africa in support of demonstration purposes as we further pursued the opportunity.

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

Recent Developments - Signature Mapping™

On July 9, 2010, the Company and LRS Institute of Tuberculosis & Research Development, an agency under Indian Government’s Ministry of Health and Family Welfare, jointly submitted to the Wellcome Trust a proposal for the migration, development, and clinical evaluation of Signature Mapping system for Automatic Detection of AFB using Ziehl-Neelsen Stain and Bright Field Microscope. The concept application was accepted, and on October 22, 2010, the Wellcome Trust requested the Company submit additional information as the Wellcome Trust proceeds with their review.  If the proposal is accepted, it is anticipated that the proposal will be funded and commencement of the project will begin the 1st Quarter of 2011 with a twelve month projected completion. As reported by the World Health Organization, Country Office of India, Core Programme Centers Communicable Disease and Disease Surveillance, March 25, 2009, India maintains more than 12,000 certified governmental TB facilities throughout their entire health care system.  India is the highest TB burden country accounting for one fifth of global incidence (i.e. nearly 2 million new cases each year), and approximately 330,000 deaths annually. It is estimated that the social and economic burden to patients and their families from TB in India is in excess of $3.3 billion dollars annually. (See RNTCP Sensitization First Edition 10th Nov 06. “TRC, Socio-Economic Impact of TB on Patients and Family in India, Int J Tub Lung Dis 1999”).

On May 27, 2010, the testing of the fully automated tuberculosis detection system, Signature Mapping TBDx™ (“SM TBDx™”), at the South African National Health Laboratories (NHLS) successfully validated the integrated performance of each hardware component of the automated slide management system. The integrated hardware-software tuberculosis (“TB”) detection solution accurately identified 100% of the TB slides processed during an abbreviated trial.  As a result, the scope of the clinical trial protocols were expanded to further demonstrate the new integrated technology, and include comparative data from human expert readers under research conditions, human laboratory technologists reading under routine conditions, and culture (considered the gold standard).

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

On March 24, 2009, the Company signed a Memorandum of Understanding (“MOU”) with Aurum Innova (Pty) Limited (“Innova”) and the National Health Laboratory Services of South Africa (“NHLS”). The purpose of the agreement is for the parties to jointly undertake activities for the completion of our Signature Mapping™ Tuberculosis (“TBDx™”) product for deployment in the NHLS laboratories. The parties are required to collaborate to enhance TBDx™’s overall performance, customize its use for application in the National Health Laboratory Services tuberculosis diagnosis and quality management program, and clinically evaluate, measure, and test TBDx performance. The collaboration includes conducting the clinical evaluation at selected NHLS laboratories that conduct sputum slide tuberculosis analysis and diagnosis.

In February 2009, the Company in conjunction with our partner the Aurum Institute established a Scientific Advisory Board in South Africa, and its members include Dr. Gavin J. Churchyard, founder and CEO of Aurum Institute for Health Research, Dr. David Clark, President of the Aurum Institute for Health Research, Dr. Gerrit Coetzee, Head of the National Tuberculosis Reference Laboratory of the National Health Laboratory Services, Dr. Bernard Fourie, Chief Scientific Officer with the Medicine in Need Inc organization, Mr. Stan Harvey, Acting Executive Regional Manager of the National Health Laboratory Services, and Dr. Natalie Beylis, Director of Laboratory Tuberculosis Services at the National Health Laboratory Services Braamfontein Hospital. The responsibilities of the Scientific Advisory Board include the identification of product specifications for our Signature Mapping™ Tuberculosis (“TBDx™”) product, and determination of how the technology will be implemented in South Africa. The Scientific Advisory Board met in May 2009, and agreed on the requirements for TBDx™ application and detection performance, and overall customer requirements.  The establishment of the Scientific Advisory Board led to the memorandum of understanding between Applied Visual Sciences, Aurum, and NHLS, discussed above.

The Company was granted by the United States Patent & Trademark Office (“USPTO”) a patent underlying our Signature Mapping™ technology.  The patent, for the “System and Method for Identifying Objects of Interest in Image Data.” was granted on February 17, 2009, Patent No. US 7,492,937.

On February 4, 2009, the Company signed a Master Development Agreement with Aurum Innova (Pty), Ltd., a company related to the Aurum Institute for Health Research. In February 2009, we installed an alpha product of Signature Mapping™ tuberculosis (“TBDx™”) software in a “retrofit configuration” for an evaluation by the National Health Laboratories (“NHLS”) in South Africa. This agreement extends the Company’s contractual relationship with Aurum that was first established with the signing of a Memorandum of Understanding on July 25, 2008.  The new agreement provides for the joint development of products and services aimed at the screening, early detection and staging of diseases including TB, silicosis, and malaria.  Each product will be the subject of a separate project specifications and the MDA included project specifications for our joint development of an automated TB sputum detection product.  Aurum has agreed to clinically evaluate the products, and the parties agreed to jointly market and sell, initially in South Africa but eventually in sub-Saharan Africa, the jointly developed products, including our Signature Mapping™ TBDx™ product, through third parties and/or through Aurum.  The Company agreed to pay Aurum a royalty on a product by products basis, based on the net revenue received by us through our distributors, and to be delineated by the parties.  Also, the Company agreed to pay Aurum a commission with regard to sales of the products by Aurum.  Further, Aurum has agreed to use every reasonable effort to raise funding to complete the development of a product following completion of the initial proof of concept.  Any intellectual property jointly developed by us and Aurum will be jointly owned. The agreement may be terminated on one year’s prior written notice by either party, automatically terminates upon completion of project specifications and if no products are being marketed under the agreement, or for cause.  The agreement also contains certain confidentiality and indemnification provisions.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

The following analysis reflects the condensed consolidated results of operations of the Company and its subsidiaries.

Net Revenues.  There were no revenues for the three month period ended September 30, 2010, compared to $23,475 for the comparable period in 2009, or a decrease of $23,475 (100%). The Company did not receive funding from the various outstanding research and development proposals, or other revenue activities.  Revenue during the three months ended September 30, 2009 was from a funded consulting services contract with the National Electrical Manufacturers Association (“NEMA”) that began in August 2010, which was a funded project by the Department of Homeland Security (“DHS”) for Phase I of the Digital Imaging and Communications in Security (DICOS) project, which established communication standards for the security industry. The project was completed in April 2010, and Phase II is anticipated to begin on or before December 31, 2010.  There were no revenue activities for funded research and development contracts during the same period in 2009.

Cost of Sales.  There was no cost of sales for the three months ended September 30, 2010, compared to $19,076 (81.3% of net revenue) during the same period in 2009, or a decrease of $19,076. The decreased costs are the result of no revenues during the three months ended September 30, 2010, for funded research and development, or other revenue activities.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended September 30, 2010, decreased $958,269 (51.1%) to $917,089 for 2010 as compared to $1,875,358 for the same period in 2009. The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the three-month period ended September 30.

	Three Months Ended September 30
	2010	2009	$ Change	% Change

Payroll and related costs	$ 440,368	$ 544,944	$ (104,576)	(19.2)
Professional fees	127,182	137,482	(10,300)	(7.5)
Research and development costs	(21,121)	180,922	(202,043)	(111.7)
Insurance costs	22,302	21,866	436	2.0
Rent - building and equipment	16,812	75,051	(58,239)	(77.6)
Travel and related	10,838	14,839	(4,001)	(27.0)
Miscellaneous expenses	18,103	33,390	(15,287)	(45.8)
Depreciation and amortization	23,165	28,170	(5,005)	(17.8)
Stock-based compensation	279,440	838,694	(559,254)	(66.7)
Total	$ 917,089	$ 1,875,358	$ (958,269)	(51.1)

Payroll and related costs, which includes salaries, commissions, taxes and benefits, decreased $104,576 (19.2%), due to four employees being on temporary leave of absence, although two, continue to support the Company on a part-time basis as needed.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees decreased for the three months ended September 30, 2010 versus the same period last year by $10,300 (7.5%) due to: (i) an increase in legal fees of $19,864 due to the recent corporate restructuring, and the amendment and waiver agreement for the debentures, (ii) an increase in general consultants and investor relations services of $5,302, (iii) a decrease in accounting services by $36,140 due to additional costs incurred during 2009 and not in same period for 2010, and (iv) a net increase of $674 for various miscellaneous services and fees.

Research and development (“R&D”) costs decreased for the three months ended September 30, 2010, compared to the same period last year by $202,043 (111.7%), due to: (i) no activities during the period for our PinPoint™ product, or a reduction of $13,150 (100.0%), (ii) reduced R&D activities for Signature Mapping TBDx™ project of $120,175 (71.6%) since the focus for TBDx™ during the period was one of refinement than development, (iii) a reclassification of stock-based compensation to consultants of $68,718 that was previously expensed under R&D during January through June 2010.

.

Insurance costs in the three months ended September 30, 2010, were $22,302 compared to $21,866 for the same period in 2009, an increase of $436 (2.0%).

Rent decreased by $58,239 (77.6%) to $16,812 in the three months ended September 30, 2010, as compared to $75,051 for the same period in 2009, due to the Company relocating its office, effective May 1, 2010, to a smaller facility of approximately 3,269 square feet of space, whereas our previous office lease was for approximately 15,253 square feet. The new lease expires April 30, 2011, and takes advantage of better market conditions and adjusts for our anticipated needs over the coming year. The fixed monthly rent of $5,585 reduces our monthly operating costs by approximately $22,648.

Travel and entertainment expense for the three months ended September 30, 2010 of $10,838 compared to the same period for 2009 of $14,839, or a decrease of $4,001 (27.0%). During the third quarter of 2010, the Company decreased its travel costs associated with our PinPoint™ and Signature Mapping TBDx™ activities.  The Company also benefited from greater utilization of electronic communication than travel as we increased our sales activities.

Miscellaneous expense decreased by $15,287 (45.8%) to $18,103 for the three months ended September 30, 2010, as compared to $33,390 for the same period in 2009. The decrease for the three month period is related to: (i) a decrease in use and franchise taxes of $3,291, (ii) a reduction of $3,954 for telephone usage as a result of a renegotiated contract with our service provider, lower payment penalties and late fees, (iii) a reclassification of stock-based compensation to contractors for the office relocation of $7,640 that was previously expensed under repairs and maintenance in May 2010, and (iv) a decrease of $402 in various miscellaneous expenses.

Depreciation and amortization expense in selling, general, and administrative for the three months ended September 30, 2010 of $23,165 compared to the same period for 2009 of $28,170, or a decrease of $5,005 (17.8%).  The decrease in depreciation expense is due to acquired assets that became fully depreciated during the second half of 2009.

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee members of our Board of Directors, and consultants in lieu of cash compensation. During the three months ended September 30, 2010, the Company recognized an expense associated with employee stock-based and director’s compensation of $151,826, and $127,614 of consulting expense (includes the reclassification of $7,640 from miscellaneous expenses, and $68,718 that was previously expensed to research and development costs as mentioned above). During the same period of 2009, the Company recognized stock-based compensation expense for employees and directors of $797,691 and consultants of $41,003. The decrease in stock-based compensation for employees and non-employee directors of $645,865

(81.0%) is due: (i) the issuance of stock awards in July 2009 in the amount of $525,000 under the 2009 Stock Compensation Plan for employees and a consultant/director as compensation for such employees and consultant not receiving compensation on a regular basis during the period of June 2008 through January 2009, and their continued or continuing forbearance of wages, and (ii) no issuance of incentive stock options to employees in 2010, whereas stock options were issued to employees in the same period of 2009.  The increase in stock-based compensation expense for consultants of $10,253 (excludes the reclassification of stock based compensation of $76,358 previously expensed to R&D and repairs and maintenance) reflects an increased usage of stock-based compensation versus cash compensation for consultants.

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

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income. Other income for the three months ended September 30, 2010 was $82,847 compared to an expense of $1,546,294 for the same period last year, for a net decrease of $1,629,141 (105.4%).

There was no interest income from interest bearing accounts for the three months ended September 30, 2010, compared to $2 for the same period in 2009. The decrease of $2 (100.0%) from the same period last year is attributed to a lower average daily cash balance in interest bearing accounts during the course of the three months ended September 30, 2010.

Although the Company had other income of $82,847 for the three months ending September 30, 2010, we had a net interest expense for the same period in 2009 of $1,546,296, or a decrease in interest expense of $1,629,143 (105.4%). The three months ending September 30, 2010 and the variances to the same period in 2009 include: (i) interest expense for 2010 of $129,098, or a decrease of $115,345 (47.2%), (ii) no financing costs for the current period versus an expense of $37,250 (100%) for the same period last year, (iii) income of $337,641 for the revaluation of beneficial conversion feature of the outstanding debentures, compared to an expense in 2009 of $651,465, or a change of $989,106 (151.8%), (iv) expense for the revaluation of default provision of the convertible debentures of $103,646, or a decrease of $731,992 (87.6%), (v) no gain on settlement of debt for the beneficial conversion feature of debentures converted during the period, compared to $222,500 during in the same period last year, or a change of $222,500 (100%), (vi) an expense of $22,050 for the fair value of warrants issued as an inducement to extend and convert short-term notes, or an increase of $22,050. Non-cash interest income included above for the three months ending September 30, 2010 was $211,945, as compared to net interest expense for the same period last year of $1,296,604.

Net Loss and Net Loss per Share.  Net loss for the three months ended September 30, 2010 was $834,242, compared to $3,417,253 for the same period in 2009, for a decreased net loss of $2,583,011 (75.6%). Net loss per share for the three months ended September 30, 2010 was $0.01 compared to $0.06 in the same period for 2009, based on the weighted average shares outstanding of 69,158,567 and 52,703,775, respectively. The increased net loss for the second quarter of 2010 compared to the same period in 2009 arose from the following: (i) decreased net revenue of $23,475, (ii) decreased cost of sales of $10,076, (iii) decreased salary and benefit costs of $104,576, (iv) an decreased professional fees of $10,300 (v) a decrease in research and development costs of $202,043, (vi) a decrease in travel and entertainment costs of $4,001, (vii) an increase in insurance costs of $436, (viii) a decrease in depreciation and amortization expense of $5,005, (ix) a decrease in rent expense of $58,239, (x) a net decrease in other operating expenses of $15,287, (xi) a decrease in stock-based compensation for employees, non-employee members of our Board of Directors and consultants of $559,254, and (xii) a decrease in other net non-operating income and expense of $1,629,141, including a decrease in net interest expense of $115,343, a decrease in financing costs of $37,250, decreased expense for the revaluation of beneficial conversion feature of the outstanding debentures of $989,106, a decrease in the revaluation of default provision of the convertible debentures of $731,992, a decrease in the gain on settlement of debt for the beneficial conversion feature of debentures converted during the period of $222,500, and an increase in the fair value of warrants issued as an inducement to extend and convert short-term notes of $22,050.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

The following analysis reflects the condensed consolidated results of operations of the Company and its subsidiaries.

Net Revenues.  Net revenues decreased by $53,042 or 72.3%, to $20,273. The reduction is due to lower funded research and development, and consulting services.  Revenue during the nine months ended September 30, 2009 was from a funded consulting services contract with the National Electrical Manufacturers Association (“NEMA”) that began in August 2010, which was a funded project by the Department of Homeland Security (“DHS”) for Phase I of the Digital Imaging and Communications in Security (DICOS) project, which established communication standards for the security industry. The project was completed in April 2010, and Phase II is anticipated to begin on or before December 31, 2010. During the same period in 2009, the revenue activities were for a funded research and development contract with the U.S. Department of Homeland Security for the expansion of the Company’s explosive detection technology, PinPoint™, and the continuation of Phase I of the DHS funded Digital Imaging and Communications in Security (DICOS) project.

Cost of Sales.  Cost of sales for the nine months ended September 30, 2010 was $14,785 (72.9% of net revenue), compared to $91,339 (124.6% of net revenue) during the same period in 2009, a decrease of $76,554, or 144.3% of the decrease in net revenue. The decreased costs are the result of lower labor costs of $77,339, and an increase of $785 for travel for the funded consulting services activities.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the nine months ended September 30, 2010, decreased $1,106,873 (24.4%) to $3,433,091 for 2010, as compared to $4,539,964 for the same period in 2009. The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the nine-month period ended September 30.

	Nine Months Ended September 30
	2010	2009	$ Change	% Change

Payroll and related costs	$ 1,526,793	$ 1,869,895	$ (343,102)	(18.3)
Professional fees	359,391	438,710	(79,319)	(18.1)
Research and development costs	154,072	429,717	(275,645)	(64.1)
Insurance costs	66,362	72,325	(5,963)	(8.2)
Rent - building and equipment	141,046	232,559	(91,513)	(39.4)
Travel and related	44,550	45,193	(643)	(1.4)
Miscellaneous expenses	83,290	105,920	(22,630)	(21.4)
Depreciation and amortization	86,358	88,096	(1,738)	(2.0)
Stock-based compensation (1)	971,229	1,257,549	(286,320)	(22.8)
Total	$ 3,433,091	$ 4,539,964	$ (1,106,873)	(24.4)

Payroll and related costs, which includes salaries, commissions, taxes and benefits, decreased $343,102 (18.3%), due to four employees being on temporary leave of absence, although two, continue to support the Company on a part-time basis as needed.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees decreased for the nine months ended September 30, 2010 versus the same period last year by $79,319 (18.1%) due to: (i) an increase in legal fees of $15,024, (ii) a decrease in general consultants and investor relations services of $52,436, (iii) a decrease in accounting services by $45,731, and (iv) a net increase of $3,824 for various miscellaneous services and fees.

Research and development (“R&D”) costs decreased for the nine months ended September 30, 2010, compared to the same period last year by $275,645 (64.1%), due to: (i) reduced activities during the period for our PinPoint™ product, or a reduction of $119,103 (96.2%), (ii) reduced R&D activities for Signature Mapping TBDx™ project of $156,542 (51.1%) since the focus for TBDx™ during the period was one of refinement than development.

Insurance costs in the nine months ended September 30, 2010, were $66,362 compared to $72,325 for the same period in 2009, a decrease of $5,963 (8.2%). The decrease is attributed to a reduction in commission and service fees to our insurance broker effective March 1, 2009.

Rent decreased by $91,513 (39.4%) to $141,046 in the nine months ended September 30, 2010, as compared to $232,559 for the same period in 2009, due to the Company relocating its office, effective May 1, 2010, to a smaller facility of approximately 3,269 square feet of space, whereas our previous office lease was for approximately 15,253 square feet. The new lease expires April 30, 2011, and takes advantage of better market conditions and adjusts for our anticipated needs over the coming year. The fixed monthly rent of $5,585 reduces our monthly operating costs by approximately $22,648.

Travel and entertainment expense for the nine months ended September 30, 2010 were $44,550 compared to the same period for 2009 of $45,193, or a decrease of $643 (1.4%).

Miscellaneous expense decreased by $22,630 (21.4%) to $83,290 for the nine months ended September 30, 2010, as compared to $105,920 for the same period in 2009. The net decrease for the nine month period is related to: (i) no bad debt expense in 2010 versus $11,800 during 2009, (ii) a reduction of $9,486 for overall data and telephone communication costs due to a renegotiated contract with our carrier, (iii) a reduction of $7,000 for software maintenance fees, (iv) decrease of $6,113 for lower payment penalties and late fees, (v) a reduction of $5,201 in association fees that will be incurred in the fourth quarter of 2010, (vii) a decrease of 2,786 in various miscellaneous expenses not incurred during 2010, (viii) an increase of $14,777 for office relocation costs to a new facility under a one year lease, (ix) an increase in use and franchise taxes of $4,979.

Depreciation and amortization expense in selling, general, and administrative for the nine months ended September 30, 2010 of $86,358 compared to the same period for 2009 of $88,096, or a decrease of $1,738 (2.0%). The decrease in depreciation expense is due to acquired assets that became fully depreciated during the second half of 2009.

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee members of our Board of Directors, and consultants in lieu of cash compensation. During the nine months ended September 30, 2010, the Company recognized an expense associated with employee and non-employee director’s stock-based compensation of $755,837, and $215,392 of consulting expense. During the same period of 2009, the Company recognized stock-based compensation expense for employees and non-employee directors of $1,204,739 and consultants of $52,810. The decrease in stock-based compensation for employees and non-employee directors of $448,902 (37.3%) is due to: (i) the issuance of stock awards in July 2009 in the amount of $525,000 under the 2009 Stock Compensation Plan for employees and a consultant/director as compensation for such employees and consultant not receiving compensation on a regular basis during the period of June 2008 through January 2009, and their continued or continuing forbearance of wages, and (ii) no issuance of incentive stock options to employees in 2010, whereas stock options were issued to employees in the same period of 2009.  The increase in stock-based compensation expense for consultants of $162,582 reflects an increased usage of stock-based compensation versus cash compensation for consultants.

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

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income. Other expense for the nine months ended September 30, 2010 was $1,137,656 compared to $2,314,440 for the same period last year, for a net decrease of $1,176,781 (50.8%).

There was no interest income from interest bearing accounts for the nine months ended September 30, 2010, compared to $3 for the same period in 2009. The decrease of $3 (100.0%) from the same period last year is attributed to a lower average daily cash balance in interest bearing accounts during the course of the nine months ended September 30, 2010.

Interest expense for the nine months ending September 30, 2010 was $1,137,656, compared to $2,314,440 for the same period in 2009, or a decrease of $1,176,784 (50.8%). The nine months ending September 30, 2010 and the variances to the same period in 2009 include: (i) interest expense for 2010 of $405,260, or a decrease of $151,973 (27.3%), (ii) no financing costs during the current period versus an expense of $39,000 for the same period last year, (iii) an expense of $1,004,923 for the revaluation of beneficial conversion feature of the outstanding debentures, compared to the same period 2009 of $1,044,985, or a decrease of $40,062 (3.8%), (iv) income of $45,477 for the revaluation of default provision of the convertible debentures, compared to an expense for the same period 2009 of 894,942, or a decrease of $940,419 (105.1%), (v) $265,600 gain on settlement of debt for the beneficial conversion feature of debentures converted during the period, compared to $227,391 during in the same period last year, or a change of $38,209 (16.8%), and (vi) an expense of $38,550 for the fair value of warrants as inducement to extend short-term notes or conversion for stock, or an increase of $32,879 (579.8%). Non-cash interest expense included above for the nine months ending September 30, 2010 was $732,396, as compared to the same period last year of $1,750,206, or $1,017,810 (58.2%).

Net Loss and Net Loss per Share.  Net loss for the nine months ended September 30, 2010 was $4,565,259, compared to $6,872,425 for the same period in 2009, for a decreased net loss of $2,307,166 (33.6%). Net loss per share for the nine months ended September 30, 2010 was $0.07 compared to $0.14 in the same period for 2009, based on the weighted average shares outstanding of 65,571,074 and 49,758,617, respectively. The increased net loss for the nine months ended September 30, 2010, compared to the same period in 2009 arose from the following: (i) decreased net revenue of $53,042, (ii) decreased cost of sales of $76,554, (iii) decreased salary and benefit costs of $343,102, (iv) decreased professional fees of $79,319, (v) decreased in research and development costs of $275,645, (vi) decreased rent expense of $91,513, (vii) a decrease in insurance costs of $5,963, (viii) a decrease in other operating expenses of  $22,630, (ix) a decrease in travel and entertainment costs of $643, (x) a decrease in depreciation and amortization expense of $1,738, (xi) decreased stock-based compensation for employees, non-employee members of our Board of Directors and consultants of $286,320, and (xii) a decrease in other net non-operating income and expense of $1,176,781, including a decrease in financing costs of $39,000, an decrease in net interest expense of $151,970, an increase in fair value of warrants of $32,879, a decrease of $940,419 for the revaluation of default provision, an decrease of $40,062 for the revaluation of the derivative liabilities for the debentures, and an increase in the gain on settlement of debt for the beneficial conversion feature of debentures of $38,209.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Nine Months Ended September 30
Category	2010	2009

Net cash provided (used) in operating activities	$ (1,034,619)	$ (1,883,886)
Net cash provided (used) in investing activities	(71,709)	(10,445)
Net cash provided by financing activities	1,223,718	1,812,526
Effect of exchange rates on cash and cash equivalents	390	2,296

Net increase (decrease) in cash	$ 117,780	$ (79,509)

Net Cash Used in Operations

Net cash used in operating activities for the nine months ended September 30, 2010, was $1,034,619, compared with net cash used in operating activities of $1,883,886 during the same period for 2009, or a decrease in the use of cash for operating activities of $849,267 (45.1%). The decrease in the use of cash is due to: (i) lower operating costs of $1,001,298 (26.7%), including but not limited to a decrease in revenue of $53,042 (72.3%), a decrease in cost of sales of $76,554 (83.8%), decreases in selling, general and administrative costs (other than depreciation and amortization, and stock based compensation) of $818,815 (25.6%), and a decrease in net interest income and expense (other than noncash items) of $158,971 (28.2%); and (ii) a net increase in components of operating assets and liabilities of $152,031 (8.1%).

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

Net Cash Used in Investing Activities

Net cash used in investing activities of $71,709 was for the net purchase of equipment and costs for patent applications for the nine months ended September 30, 2010. This compares with net cash used for the same activities of $10,445 for 2009, or an increase of $61,264, or 586.5%. The net increase is comprised of higher equipment costs for the TBDx project of $40,902 (2186.1%), and increased patent costs of $20,362 (237.5%). The Company anticipates it will incur additional patent costs during the current fiscal year ending December 31, 2010 related to further protection of our PinPoint™ and Signature Mapping™ products.

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

Net Cash Provided by Financing Activities

Net proceeds from financing activities were $1,223,718 for nine months ended September 30, 2010, compared with $1,812,526 for the same period in 2009, or a decrease of $588,808 (32.5%). Of the 2010 proceeds from financing activities, $1,022,280 (83.5%) was from the issuance of a new equity financing, $262,500 (21,5%) from the exercise of stock purchase warrants, $27,138 (2.2%) from the issuance of a short-term loan for unpaid wages previously accrued, and $88,200 use of cash for the reduction of short-term note payable from an executive of the Company. The decrease in the net cash provided by financing activities is due to (i) a reduction of $697,862 (96.3%) from short-term convertible notes, (ii) a reduction of $65,246 (6.0%) from the issuance of new equity financings, (iii) an increase in use of funds to reduce short-term note payable from an executive of the Company, and (iv) for an increase of an additional $262,500 (100%) from the exercise of common stock purchase warrants. Management is seeking, and expects to continue to seek to raise additional capital through equity or debt financings or bank borrowings, including through one or more equity or debt financings or bank borrowings to fund its operations, repay or repurchase its debentures, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

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

Cash and Cash Equivalents

Our cash and cash equivalents increased during nine months ended September 30, 2010 by $117,780, compared to a decrease in cash and cash equivalents during the same period in 2009 of $79,509. As outlined above, the decrease in cash and cash equivalents for the current fiscal period was the result of; (i) cash used in operating activities of $1,034,619, (ii) cash used for the net purchase of equipment and patent costs of $71,709, (iii) an increase in cash by $1,223,718 from financing activities, and (iii) $390 from the favorable effect of currency exchange rates. The net change in cash and cash equivalents for the nine months ending September 30, 2010, as compared to the same period in 2009, was $197,289 (248.1%), and is the result of a decrease in cash used in operating activities of $849,267, an increase from the net purchase of equipment and patent costs of $61,264, a decrease of 13,608 from the negative effect of currency exchange rates, and offset by a reduction of $588,808 from financing activities.

Our cash and cash equivalents decreased for the nine months ended September 30, 2009 by $79,509, compared to a net decrease in cash and cash equivalents for the same period ending September 30, 2008 of $64,001. The increase in cash and cash equivalents for the nine months ended September 30, 2009 was the result of; (i) cash used in operating activities of $1,883,886, (ii) cash used for the net purchase of equipment and patent costs of $10,445, (iii) an increase in cash by $1,812,526 from financing activities, and (iii) $2,296 from the positive effect of currency exchange rates.  The overall net change in cash and cash equivalents of $15,508 (24.2%) was the result of a decrease in cash used in operating activities of $391,082, a decrease from the net purchase of equipment and patent costs of $98,525, $6,359 from the positive effect of currency exchange rates, and offset by a reduction of $511,474 from financing activities.

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

	(Unaudited)
Category	September 30, 2010	December 31, 2009

Cash and cash equivalents	$ 126,487	$ 8,707

Current assets	140,224	42,300
Current liabilities	14,564,357	13,398,581
Working capital (deficit)	$ (14,424,133)	$ (13,356,281)

At September 30, 2010, we had a working capital deficit of $14,424,133, compared with a working capital deficit at December 31, 2009 of $13,356,281, an increase in working capital deficit of $1,067,852 (8.0%). As of September 30, 2010, the Company had cash and cash equivalents of $126,487 as compared to $8,707 on December 31, 2009. The increase in cash is the net result of our operating, investing and financing activities outlined above. Our revenue generating activities during the period, as in previous years, have not produced sufficient funds for profitable operations, and we have incurred operating losses since inception. Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations. In addition to raising cash through additional financing activities, we may supplement our future working capital needs through the extension of trade payables and increases in accrued expenses. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

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

Other Liabilities

Convertible Promissory Notes

During the period June through August 2009, at a series of closings, The Company issued six month convertible promissory notes to a total of 12 accredited investors in the aggregate principal amount of $725,000. The six-month notes accrue interest at a rate of 10% per annum. The notes are convertible, at the holder’s option, into shares of common stock at a conversion price of $0.25 per share. If converted, each holder is entitled to receive Class M common stock purchase warrants for the right to purchase an equal number of shares and they are exercisable at a price of $0.25 per share, contain certain anti-dilution and other customary provisions, and expire sixty (60) months from the date the warrants were issued. On December 31, 2009, the Company had an aggregate principal amount outstanding of $675,000 from eleven (11) note holders. Subsequently through September 30, 2010, ten (10) note holders converted an aggregate principal amount of $625,000 and $64,369 of accrued interest into an aggregate of 2,757,475 shares of common stock, and 2,757,475 Class M Warrants. The remaining balance of the convertible notes as of September 30, 2010 is $50,000, and such note matured on December 12, 2009.  The Company is seeking to re-negotiate the terms of the remaining note, including the extension of the maturity date or conversion for shares of the principal and interest, although we have not reached an agreement.  The Company has insufficient funds to pay the note or the related accrued interest, and may be deemed to be in default under the notes. As a condition to any such extension, the note holders may seek to amend or modify certain other terms of the notes.  The Company’s failure to pay (i) any principal payment on the due date, or (ii) any interest or other payment required under the terms of the note on the date due and such payment shall not have been made within fifteen (15) days of Company's receipt of the note holder's written notice to the Company of such failure to pay, shall be deemed an event of default. Upon the occurrence or existence of any event of default, and at any time thereafter during the continuance of such event of default, the note holder may declare all outstanding obligations payable by Company thereunder to be immediately due and payable without presentment, demand, protest or any other notice of any kind, all of which are expressly waived.  In addition to the foregoing remedies, upon the occurrence or existence of any event of default, the note holder may exercise any other right, power or remedy granted to it by the note or otherwise permitted to it by law, either by suit in equity or by action at law, or both.

Series A Debentures and Series D Common Stock Purchase Warrants

Under a securities purchase agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock. The Company issued an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants at a first closing held on November 8, 2006 and, due to the price reset conversion feature embedded in the notes and the warrants, the transaction was recognized as a liability under generally accepted accounting principles. We also issued an aggregate of 623,520 common stock purchase warrants to the placement agent in such financing which were upon terms substantially similar to the Series D Warrants. Due to milestone-related adjustments, the initial exercise price of $1.15634 may be reset and the maximum number of shares to be issued under the debentures was indeterminable as of December 31, 2007. The Company issued an additional $2,575,000 in principal amount of the Series A Debentures at a second closing held on April 12, 2007, following the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants. The Company allocated proceeds from the second closing to the embedded conversion features of the Series A Debentures and Series D Warrants that were recognizable as a liability under generally accepted accounting principles. One-half of the Series D Warrants became exercisable on November 8, 2006 (2,226,854 warrants), and the remaining one-half became exercisable on April 12, 2007 (2,226,855 warrants). The Series D Warrants and the placement agent’s warrants issued as compensation in the offering to Midtown Partners & Co., LLC, may be exercised via a cashless exercise if certain conditions are met. The Company considered ASC 815-40 (formerly EITF 00-19, relating to the provisions for Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock), and concluded that there were insufficient shares to share settle the contracts. The Series D Warrants that became exercisable at the first closing will expire on November 8, 2011, and those related to the second closing will expire in April 12, 2012. On April 1, 2007, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants issued as compensation to Midtown Partners & Co., LLC, were reset to a price $0.7453 per share, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008. As a result of a June 2009 financing in which the Company issued shares of common stock and warrants, the conversion price of our debentures and the exercise price of the Series D Warrants was adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the Series D Warrants (including the warrants the Company issued to the placement agent in the financing) were increased by an aggregate of 2,281,109 Series D warrants. Our outstanding Series A convertible debentures became due on November 7, 2008.  As of September 30, 2010, an aggregate of $3,461,795 in principal amount of the Series A Debentures have been converted into 8,730,037 shares of common stock, and an aggregate of 1,779,596 Series D Warrants have been exercised resulting in the issuance of 1,284,964 shares of common stock, of which 420,166 shares were issued under the cashless exercise provision of the warrants. Accordingly, as of September 30, 2010, an aggregate of $1,668,205 of principal amount of the debentures remain unconverted, and 4,955,222 Series D Warrants remain unexercised.

As of the date of the filing of this report, approximately 13,134,479 warrants (excluding the warrants exercisable by the debenture holders) may be exercised pursuant to the cashless exercise provisions of such warrants, which may be subsequently resold as “restricted securities” under the provisions of Rule 144 under the Securities Act. Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.

Our outstanding Series A 10% Senior Convertible Debentures became due on November 7, 2008.  During the nine months ended September 30, 2010, the debenture holders converted an aggregate of $427,500 in principal amount into an aggregate of 1,710,000 shares of our common stock.  The Company continues to have $1,688,205 in principal amount outstanding, and $1,411,477 of accrued and unpaid interest and late fees since we did not make timely payment of the interest due under the debentures since July 1, 2008, and therefore may be deemed to be events of default under the debentures.  Failure to pay the principal, unpaid interest and certain late fees under the Debentures when due may have constituted an event of default under the debentures and failure to remit payment of the debentures and all late fees may have resulted in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law, although the holders did not seek to enforce their rights under the debentures.  We did not maintain the registration of the shares underlying the debentures and Series D Warrants in order to permit the reoffer and resale of such shares as required under the terms of our agreements, which also may be deemed an event of default under the debentures.  If an event of default occurs under the debentures, the debenture holders could elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrued at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law. In the event the debenture holders had made such a demand, the Company had insufficient funds to meet such demand. In anticipation of such election by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default on December 31, 2007 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the default amount as of December 31, 2009 at approximately $2,587,216. On September 30, 2010 we remeasured the default amount at approximately $2,541,739, and recognized a net reduction of interest expense during year of $45,477.

Prior to the Debenture Amendment Agreement and absent a default, the Debentures bore interest at the rate of 10% per annum due on the first day of each calendar quarter, upon conversion or redemption of the Debentures as to the principal amount converted or redeemed, or on the maturity date of the Debentures. We could elect to pay interest due under the Debentures in cash or registered shares of our common stock. If we elected to pay the interest due in shares of our common stock, the number of shares to be issued in payment of interest is determined on the basis of 85% of the lesser of the daily volume weighted average price of our common stock as reported by Bloomberg LP (“VWAP”) for the five trading days ending on the date that is immediately prior to (a) date the interest is due or (b) the date such shares are issued and delivered to the holder. We could pay interest in shares of our common stock only if the equity conditions, described below, have been met during the 20 consecutive trading days prior to the date the interest is due and through the date the shares are issued.

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

As discussed above, the payment of interest in shares of our stock, the redemption of the Debentures and the occurrence of certain other events, was subject to a requirement that certain equity conditions (“equity conditions”) were met, as follows: (i) we have honored all conversions and redemptions of a Debenture by the holder, (ii) rwe have paid all liquidated damages and other amounts due to the holder, (iii) the registration statement covering the resale of the shares underlying the Debentures and Series D Warrants is effective permitting a holder to utilize the registration statement to resell its shares, (iv) our stock is traded on the OTC Bulletin Board or other securities exchange and all of the shares upon conversion or exercise of the Debentures and Series D Warrants are listed for trading, (v) we have sufficient authorized but unreserved shares of our common stock to cover the issuance of the shares upon conversion or exercise of the Debentures and Series D Warrants, (vi) there is no event of default under the Debentures, (vii) the issuance of the shares would not violate a holder’s 4.99% or 9.99% ownership restriction cap, (viii) we have not made a public announcement of a pending merger, sale of all of our assets or similar transaction or a transaction in which a greater than 50% change in control of the Company may occur and the transaction has not been consummated, (ix) the holder is not in possession of material public information regarding us, and (x) the daily trading volume of our shares for 20 consecutive trading days prior to the applicable date exceeds 100,000 shares.  Under the terms of the Debenture Amendment Agreement, (A) the equity condition in (iii) above was amended to provide that such condition is met if, in the alternative, the shares issuable upon conversion of the Debentures may then be resold pursuant to Rule 144 without restriction or limitation and the Company has delivered to a holder an opinion of the Company’s counsel that such resale may legally be made and provided the holder has furnished a representation letter reasonable acceptable to the Company’s counsel that the holder is not an “affiliate” for purposes of Rule 144; (B) the equity condition in (vi) above was amended to except an event of default that has previously been waived; and (C) the equity condition in (x) above was amended to except circumstances where another volume condition is applicable.

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

Under the terms of the Debenture Amendment Agreement, the remaining Debenture holders agreed to extend the maturity date of the Debentures to June 30, 2011.  In lieu of, and in exchange for, the payment in cash of accrued interest, late fees, liquidated damages, certain penalty interest and the payment of certain mandatory default amounts in excess of the principal amount due to the Debenture holders as of the date of the Debenture Amendment Agreement (“Interest and Default Amounts”), the Company issued to the holders an aggregate of 2,552,653 shares of the Company’s common stock.  The Debenture holders agreed that the outstanding principal amount of the Debentures would not bear interest from July 1, 2010, through the maturity date.

Also under the Debenture Amendment Agreement, the Debenture holders agreed, commencing March 3, 2011, that the Company may force a conversion of the Debentures in accordance with the following:

•

if the variable weighted average price for the Company’s common stock (“VWAP”) for any five consecutive trading days exceeds $0.50 and the average daily dollar trading volume for the Company’s common stock during such period equals or exceeds $50,000, the Company may require a Holder to convert up to 25% of the outstanding principal amount of its Debenture on September 3, 2010, plus any liquidated damages or other amounts owing under the Debenture;

•

if the VWAP for any five consecutive trading days exceeds $0.75 and the average daily dollar trading volume for the common stock during such period equals or exceeds $75,000, the Company may require a Holder to convert up to an additional 25% of the outstanding principal amount of its Debenture on September 3, 2010, plus any liquidated damages or other amounts owing under the Debenture;

•

if the VWAP for any five consecutive trading days exceeds $1.00 and the average daily dollar trading volume for the common stock during such period equals or exceeds $100,000, the Company may require a Holder to convert up to 100% of the outstanding principal amount of its Debenture on September 3, 2010, plus any liquidated damages or other amounts owing under the Debenture.

Such a forced conversion may only be effected once every 90 days and the ability of the Company to force any such conversion is subject to certain equity conditions which conditions were amended under the terms of the Debenture Amendment Agreement discussed above.

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

We are not required to make an adjustment to the conversion or exercise price or the number of shares to be issued upon conversion or exercise of the Debentures and Series D Warrants under the anti-dilution provisions related to an “exempt issuance,” which is defined as: (A) any stock or options that are issued under our stock option plans or are approved by a majority of non-employee directors and issued (i) to employees, officers or directors or (ii) to consultants, but only if the amount issued to consultants does not exceed 400,000 shares in a 12 month period, (B) securities issued under the Debentures or Series D Warrants, (C) shares of common stock issued upon conversion or exercise of, or in exchange for, securities outstanding on the date we entered into the securities purchase agreement, (D) the issuance of the Midtown placement agent’s warrants or the shares underlying the placement agent’s warrants, or (E) the issuance of securities in an acquisition or strategic transaction approved by our disinterested directors.   Under the Debenture Amendment Agreement, commencing October 15, 2010, Debenture holders agreed that an “exempt issuance” shall also include the issuance of stock or common stock equivalents authorized and approved in advance by the Company’s disinterested directors at a price per share or at a conversion or exercise price per share equal to or greater than $0.25.

Under the terms of a Registration Rights Agreement we entered into with each purchaser at the closing of the sale of our Debentures and Series D Warrants (“purchasers”), we agreed we would use our best efforts to file a registration statement under the Securities Act within 45 days of the first closing to permit the public resale by purchasers of the shares that may be issued upon conversion of the Debentures and upon exercise of the Series D Warrants, including the shares of our common stock underlying the Debentures to be issued at the second closing. We are required to keep the registration statement effective until the earlier of either the date all shares underlying the Debentures and Series D Warrants have been sold or such shares are eligible for resale under Rule 144(k), but no later than four years after the effective date of the registration statement. The initial registration became effective on April 9, 2007. We were required to register a number of shares of our common stock equal to 130% of the shares underlying the Debentures and the Series D Warrants. At any time after the effective date of the registration statement covering the resale of the shares to be issued upon conversion or exercise of the Debentures and Series D Warrants, we may call for cancellation up to 75% of the Series D Warrants if: (i) the closing bid or closing sale price of the common stock for 20 consecutive trading days (the “measurement period”) exceeds $2.89, (ii) the daily trading volume during the measurement period exceeds 100,000 shares per trading day, and (iii) the holder is not in possession of material nonpublic information regarding us. We are required to give notice of cancellation to the holders within one trading day of the end of the measurement period. The Series D Warrants covered by the call notice will be cancelled effective 30 trading days after the date of the call notice, subject to certain conditions, including that the holder shall have the right to exercise the Series D Warrant during the measurement period. As not all of these conditions are met, the Debentures and Series D warrants are not yet cancelable.

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

Under the terms of the Debenture Amendment Agreement, the remaining Debenture holders agreed to terminate the Registration Rights Agreement with each such holder; however, the Company continues to be obligated under the terms of the Registration Rights Agreement that the Company entered into with each purchaser that has fully converted its Debenture but continues to hold Series D Warrants.

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

The securities purchase agreement also contained representations and warranties of both us and purchasers, conditions to closing, certain indemnification provisions, and other customary provisions.  Also the Debenture Amendment Agreement amended certain provisions covering events of default under the Debentures, contained certain representations and warranties of the Company, a reaffirmation of certain of the representations and warranties in the securities purchase agreement, contained certain conditions to closing, and certain other customary provisions.

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

Proceeds of the two offerings were used for the purpose of hiring new personnel, research and development, registration expenses, repaying $200,000 in loans made to us by Mr. Michael W. Trudnak, our Chairman and CEO, and for general working capital purposes.  In connection with the transaction, Mr. Trudnak agreed to amend certain loan agreements with us pursuant to which he had previously loaned to us an aggregate of $402,000. Mr. Trudnak agreed to extend the date the principal amount is due under such loans until May 31, 2007; however, $100,000 of the principal amount of Mr. Trudnak’s April 21, 2006 loan was due upon our raising $2,500,000 from the closing on sale of our securities after November 6, 2006, which amount was paid immediately $100,000 following the first closing of the debenture financing, and an additional $100,000 was to be paid immediately following the second closing of the debenture financing, and the remaining balance of $202,000 was to be paid upon our raising an aggregate of $5,000,000 from the closing on sale of our securities after November 6, 2006. As of the date of this report, the anticipated second payment of $100,000 and the payment of $202,000 have not been made. Mr. Trudnak has made an additional $24,000 loan to the company on

June 25, 2008 and the total amount outstanding notes under notes due to Mr. Trudnak are $226,000. Subsequently, the notes were extended to June 30, 2011.

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

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current of future effect upon our financial condition or results of operations as of September 30, 2010 and December 31, 2009.

Financial Condition, Going Concern Uncertainties and Events of Default

During the nine-month period ended September 30, 2010, the Company’s revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations.  Our independent registered public accounting firm’s report on the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2009, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

During the period June through August 2009, at a series of closings, the Company issued six month convertible promissory notes to a total of 12 accredited investors in the aggregate principal amount of $725,000. The six-month notes accrue interest at a rate of 10% per annum. The notes are convertible, at the holder’s option, into shares of common stock at a conversion price of $0.25 per share. If converted, each holder is entitled to receive Class M common stock purchase warrants for the right to purchase an equal number of shares and they are exercisable at a price of $0.25 per share, contain certain anti-dilution and other customary provisions, and expire sixty (60) months from the date the warrants were issued. On December 31, 2009, the Company had an aggregate principal amount outstanding of $675,000 from eleven (11) note holders. Subsequently through September 30, 2010, ten (10) note holders converted an aggregate principal amount of $625,000 and $64,369 of accrued interest into an aggregate of 2,757,475 shares of common stock, and 2,757,475 Class M Warrants. The remaining balance of the convertible notes as of September 30, 2010 is $50,000, and such note matured on December 12, 2009.  The Company is seeking to re-negotiate the terms of the remaining note, including the extension of the maturity date or conversion for shares of the principal and interest, although we have not reached an agreement.  The Company has insufficient funds to pay the note or the related accrued interest, and may be deemed to be in default under the notes. As a condition to any such extension, the note holders may seek to amend or modify certain other terms of the notes.  The Company’s failure to pay (i) any principal payment on the due date, or (ii) any interest or other payment required under the terms of the note on the date due and such payment shall not have been made within fifteen (15) days of Company's receipt of the note holder's written notice to the Company of such failure to pay, shall be deemed an event of default. Upon the occurrence or existence of any event of default, and at any time thereafter during the continuance of such event of default, the note holder may declare all outstanding obligations payable by Company thereunder to be immediately due and payable without presentment, demand, protest or any other notice of any kind, all of which are expressly waived.  In addition to the foregoing remedies, upon the occurrence or existence of any event of default, the note holder may exercise any other right, power or remedy granted to it by the note or otherwise permitted to it by law, either by suit in equity or by action at law, or both.

Our outstanding Series A 10% Senior Convertible Debentures became due on November 7, 2008.  During the nine months ended September 30, 2010, the debenture holders converted an aggregate of $427,500 in principal amount into an aggregate of 1,710,000 shares of our common stock.  The Company continues to have $1,688,205 in principal amount outstanding, and $1,411,477 of accrued and unpaid interest and late fees since we did not make timely payment of the interest due under the debentures since July 1, 2008, and therefore may be deemed to be events of default under the debentures.  Failure to pay the principal, unpaid interest and certain late fees under the Debentures when due constitutes an event of default under the debentures and failure to remit payment of the debentures and all late fees may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law, although the holders have not sought to enforce their rights under the debentures.  We did not maintain the registration of the shares underlying the debentures and Series D Warrants in order to permit the reoffer and resale of such shares as required under the terms of our agreements, which also may be deemed an event of default under the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law. In the event the debenture holders make such a demand, the Company currently has insufficient funds to meet such demand. In anticipation of such election by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default on December 31, 2007 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the default amount as of December 31, 2009 at approximately $2,587,216. On September 30, 2010 we remeasured the default amount at approximately $2,541,739, and recognized a net reduction of interest expense during year of $45,477.

On October 15, 2010, and as discussed in Note (6) Subsequent Events to the Company’s consolidated financial statements, the Company entered into an agreement with the two remaining Series A Debenture holders to effect a restructuring of the debentures. Under the agreement, the Company and two debenture holders agreed: (i) to an extension of the maturity date of the debentures to June 30, 2011, (ii) that the $1,688,205 of outstanding principal amount will not bear interest through the new maturity date, (iii) that, in exchange for the amounts of accrued but unpaid interest, late fees, liquidated damages and certain other amounts due under the debentures (“Interest and Default Amounts”) the Company issued an aggregate of 2,552,653 shares of common stock, (iv) that all claims with regard to the payment of the Interest and Default Amounts and all prior events of default under the Debentures and breaches of any covenant, agreement, term or condition (“Defaults”) in the debenture transaction documents would be waived and the Company was released from any claims with respect to the Interest and Default Amounts and prior Defaults, (v) to terminate the registration rights agreements between the Company and each debenture holder, and (vi) that the Company may force a conversion of the debentures under certain conditions. The Company and the debenture holders also agreed to certain other conforming and amendments to the debentures and transaction documents covering the issuance of the debentures.

As of September 30, 2010, we have outstanding trade and accrued payables of $1,409,268, other accrued liabilities of $468,217, accrued interest and late fees on the Series A Debentures of $1,411,477, and accrued salaries due to our employees and management of $4,719,164. Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $137,800.

During the nine months ending September 30, 2010, the Company sold to certain accredited investors units of securities of the Company, each such unit consisting of 80,000 shares of common stock and 80,000 Class N Common Stock Purchase Warrants. At a series of closings, the Company sold an aggregate of 55.3 units of securities and issued an aggregate of 4,424,000 shares of common stock and 4,424,000 Class N Warrants for gross proceeds of $1,106,000 (or $1,022,280, net of commission and other expenses of $83,720). The Class N Warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance.

As of September 30, 2010, we had a cash balance of $126,487. Management believes these funds to be insufficient to fund our operations, absent any cash flow from operations or funds from the sale of our equity or debt securities. We are currently spending or incurring (and accruing) expenses of approximately $325,000 per month on operations and the continued research and development of our 3i technologies and products.  Management believes that we will require approximately an additional $3,900,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. This assumes that holders of our outstanding debentures and convertible note convert such debt into shares of our common stock or that we are able to extend the term of the debentures and notes, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date and the convertible note, the debenture and convertible note holder do not convert such debt or require payment of principal and interest, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures (excluding convertible notes), we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

In view of the Company’s limited revenues to date, the Company has relied and continues to rely substantially upon equity and debt financing to fund its ongoing operations, including the research and development conducted in connection with its products. If the proceeds from our financings are insufficient to fund our operations, pay our trade payables, and repay our unconverted debentures and convertible note.  Therefore, the note holders upon the new maturity date may seek to enforce their rights under the debentures or notes, or our employees or trade creditors may seek to enforce payment of amounts due to them, and our results of operations and financial condition could be materially and adversely affected and we may be unable to continue our operations.  Also, in the event we are unable to pay our employees, we may suffer employee attrition. There can be no assurances that we will be successful in our efforts to raise any additional financing, any bank borrowing, and research or grant funding.  Moreover, in view of the current market price of our stock, we may have limited or no access to the capital markets.  Furthermore, under the terms of our agreements with the debenture holders, we are subject to restrictions on our ability to engage in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is based upon the trading price of our securities after initial issuance or otherwise subject to re-set. In view of the foregoing, we may be required to curtail operations significantly, or obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

During Fiscal 2010, our total stockholders’ deficit decreased by $1,133,614 to $13,827,727, and our consolidated net loss was $4,565,259 for the nine months ended September 30, 2010. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, the Company’s insolvency continues to increase the uncertainties related to its continued existence. Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

Significant Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented.  For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Except as disclosed in Note 2 of our 2009 Form 10-K, there have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the nine month period ended September 30, 2010.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. There were no international revenues in the nine-month period ended September 30, 2010 from Wise Systems, our subsidiary located in the United Kingdom, or other international activities.  International operations were mostly from our foreign subsidiary and are typically denominated in British pounds, although the activities of Wise have remained dormant since 2009. We may be exposed to foreign exchange rate fluctuations as the Company continues to pursue revenue opportunities outside the United States.  As exchange rates vary, results when translated may vary from expectations and adversely impact overall expected profitability. As of September 30, 2010, the Company’s foreign currency exposure is related to accounts payable trade in the amount of $30,371.

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

We did not make timely payment of the $50,000 in principal and $6,552 of unpaid interest under our six-month convertible promissory notes that were due on December 12, 2009, which may be deemed to be events of default under the notes. During the period June through August 2009, at a series of closings, the Company issued six month convertible promissory notes to a total of 12 accredited investors in the aggregate principal amount of $725,000. The six-month notes accrue interest at a rate of 10% per annum. The notes are convertible, at the holder’s option, into shares of common stock at a conversion price of $0.25 per share. If converted, each holder is entitled to receive Class M common stock purchase warrants for the right to purchase an equal number of shares and are exercisable at a price of $0.25 per share, contain certain anti-dilution and other customary provisions, and expire sixty (60) months from the date the warrants were issued.  The Company is seeking to re-negotiate the terms of the remaining note, including the extension of the maturity date or conversion for shares of the principal and interest, although we have not reached an agreement.  The Company has insufficient funds to pay the note or the related accrued interest, and may be deemed to be in default under the notes. As a condition to any such extension, the note holders may seek to amend or modify certain other terms of the notes. The Company’s failure to pay (i) any principal payment on the due date, or (ii) any interest or other payment required under the terms of the note on the date due and such payment shall not have been made within fifteen (15) days of Company's receipt of the note holder's written notice to the Company of such failure to pay, shall be deemed an event of default. Upon the occurrence or existence of any event of default, and at any time thereafter during the continuance of such event of default, the note holder may declare all outstanding obligations payable by Company thereunder to be immediately due and payable without presentment, demand, protest or any other notice of any kind, all of which are expressly waived.  In addition to the foregoing remedies, upon the occurrence or existence of any event of default, the note holder may exercise any other right, power or remedy granted to it by the note or otherwise permitted to it by law, either by suit in equity or by action at law, or both.

We have a severe working capital deficit and, in addition to proceeds from financings, we continue to have outstanding loans from our chief executive officer and accrued salaries due to our executive officers and employees in order to indirectly fund operations.

As of September 30, 2010, we had a working capital deficit of approximately $14,424,133. During the nine months ended September 30, 2010, our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception. Although we have obtained cash from certain financings, we continue to have outstanding loans from our chief executive officer of approximately $137,800, and accrued salaries due our executive officers in the amount of $2,235,551, and accrued salaries due to other employees of $2,483,613. In the event we are unable to pay our employees, we may experience employee attrition which could materially adversely affect our business and operations, including our ongoing research and development activities. As of September 30, 2010, four of our 20 employees have taken a temporary leave of absence and, although two, continue to support the Company on a part-time basis as needed, and their return to full-time status is uncertain.

Dilutive effect of conversion of Series A Debentures and exercise of Series D Warrants, Series E Warrants, and Midtown placement agent’s warrants.

Under a securities purchase agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock. The Company issued an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants at a first closing held on November 8, 2006 and, due to the price reset conversion feature embedded in the notes and the warrants, the transaction was recognized as a liability under generally accepted accounting principles. We also issued an aggregate of 623,520 common stock purchase warrants to the placement agent in such financing which were upon terms substantially similar to the Series D Warrants. Due to milestone-related adjustments, the initial exercise price of $1.15634 may be reset and the maximum number of shares to be issued under the debentures was indeterminable as of December 31, 2007. The Company issued an additional $2,575,000 in principal amount of the Series A Debentures at a second closing held on April 12, 2007, following the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants. The Company allocated proceeds from the second closing to the embedded conversion features of the Series A Debentures and Series D Warrants that were recognizable as a liability under generally accepted accounting principles. One-half of the Series D Warrants became exercisable on November 8, 2006 (2,226,854 warrants), and the remaining one-half became exercisable on April 12, 2007 (2,226,855 warrants). The Series D Warrants and the placement agent’s warrants issued as compensation in the offering to Midtown Partners & Co., LLC, may be exercised via a cashless exercise if certain conditions are met. The Company considered ASC 815-40 (formerly EITF 00-19, relating to the provisions for Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock), and concluded that there were insufficient shares to share settle the contracts. The Series D Warrants that became exercisable at the first closing will expire on November 8, 2011, and those related to the second closing will expire in April 12, 2012. On April 1, 2007, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants issued as compensation to Midtown Partners & Co., LLC, were reset to a price $0.7453 per share, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008. As a result of a June 2009 financing in which the Company issued shares of common stock and warrants, the conversion price of our debentures and the exercise price of the Series D Warrants was adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the Series D Warrants (including the warrants the Company issued to the placement agent in the financing) were increased by an aggregate of 2,281,109 Series D warrants. Our outstanding Series A convertible debentures became due on November 7, 2008.  As of September 30, 2010, an aggregate of $3,461,795 in principal amount of the Series A Debentures have been converted into 8,730,037 shares of common stock, and an aggregate of 1,779,596 Series D Warrants have been exercised resulting in the issuance of 1,284,964 shares of common stock, of which 420,166 shares were issued under the cashless exercise provision of the warrants. Accordingly, as of September 30, 2010, an aggregate of $1,668,205 of principal amount of the debentures remain unconverted, and 4,955,222 Series D Warrants remain unexercised.

As of the date of the filing of this report, approximately 13,134,479 warrants (excluding the warrants exercisable by the debenture holders) may be exercised pursuant to the cashless exercise provisions of such warrants, which may be subsequently resold as “restricted securities” under the provisions of Rule 144 under the Securities Act. Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 1, 2010, the Company issued to a vendor 95,123 shares of common stock as payment towards an outstanding accounts payable. Common stock was increased by $95 for the par value of the shares, paid-in capital was increased by approximately $29,393, and accounts payable trade was reduced by the fair value of the stock of $29,488.

On October 26, 2010, in accordance with an outstanding capital raise, four executives and a consultant/director of the Company converted a portion of their accrued and unpaid wages, outstanding accounts payable, and other related compensation in an aggregate of $1,267,706, for a total of 5,070,825 shares of restricted Common Stock, and an aggregate of 5,070,825 Class N Common Stock Purchase Warrants. The Warrants issued are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire in sixty (60) months from the date of issuance.  Common stock was increased by $5,071 for the par value of the shares, paid-in capital was increased by approximately $1,262,635, accrued wages and interest due was reduced by $1,195,706, and accounts payable trade was reduced by $72,000. The Company also issued to such executives and consultant/director, an aggregate of 1,000,000 shares of Rule 144 Common Stock, and such issuance was previously authorized for all employees as compensation for the hardship of not regularly receiving their salaries, wages, or other compensation that was due during June 2008 through January 2009, and the continued or continuing nonpayment of such amounts by the Company. The issuance of the Common Stock was not in lieu of the payment of such compensation which remained accrued and unpaid.  Common stock was increased by $1,000 for the par value of the shares, and paid-in capital was increased by approximately $304,000.  Stock compensation expense of $305,000 was also recorded.  The Common Stock and Class N Warrants were issued in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

During July through September 2010, the Company sold to accredited investors an aggregate of 1,340,000 shares of common stock and 1,340,000 Class N Warrants for gross proceeds of $335,000 ($315,500, net of commissions and expenses in the amount of $19,500). The warrants are exercisable at a price of $0.25 per shares; contain a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire sixty (60) months from the date of issuance. The Company also issued 28,000 Class N warrants as compensation to a consultant and the fair value of the warrants on their date of issuance was $8,540. The common stock and Class N warrants were issued in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

During August through September 2010, the Company agreed to convert an aggregate of $575,000 outstanding convertible promissory notes for an aggregate of 2,300,000 shares of common stock, and 2,300,000 Class M common stock purchase warrants. The conversion price of the note was $0.25. The note holders also converted a total of $60,477 accrued and unpaid interest for an aggregate of 241,907 shares of common stock, and 241,907 Class M common stock purchase warrants. The warrants are exercisable at a price of $0.25 per share; contain certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance. The common stock and Class M warrants were issued in reliance upon the exemption from the registration requirements set forth in Section 3(a)(9) and/or Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On September 2, 2010, an accredited investor exercised 375,000 Class F and 375,000 Class G common stock purchase warrants for an aggregate of 750,000 warrants for $187,500, and the Company issued 750,000 shares of common stock. The common stock was issued in reliance upon the exemption from the registration requirements set forth in Section 3(a)(9) and/or Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On August 31, 2010, the Company issued to a vendor 96,682 shares of common stock as payment towards an outstanding accounts payable. The common stock was issued in reliance upon the exemption from the registration requirements set forth in Section  4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

On September 30, 2010, the Company issued to three convertible note holders an aggregate of 78,750 Class M common stock purchase warrants as an inducement to extend and convert the notes.  The warrants are exercisable at a price of $0.25 per share; contain certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance. The fair value of the warrants on the date of issuance was $22,050. The common stock was issued in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

On July 20, 2010, three holders of our Series D Warrants used the cashless exercise provision of their stock purchase warrants to exchange 864,798 stock purchase warrants for 403,226 shares of common stock. The common stock was issued in reliance upon the exemption from the registration requirements set forth in Section 3(a)(9) and/or Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On July 12, 2010, the Company agreed to convert a $27,139 noninterest bearing convertible note for 79,819 shares of common stock. The conversion price of the note was $0.34, which was based on the market price on the date of conversion.  The common stock was issued in reliance upon the exemption from the registration requirements set forth in Section 3(a)(9) and/or Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On July 20, 2010, investors exercised 864,798 Series D Common Stock Purchase Warrants in a cashless exercise to purchase an aggregate of 403,226 shares of common stock. The common stock was issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Our outstanding Series A 10% Senior Convertible Debentures became due on November 7, 2008.  During the nine months ended September 30, 2010, the debenture holders converted an aggregate of $427,500 in principal amount into an aggregate of 1,710,000 shares of our common stock.  The Company continues to have $1,688,205 in principal amount outstanding, and $1,411,477 of accrued and unpaid interest and late fees since we did not make timely payment of the interest due under the debentures since July 1, 2008, and therefore may be deemed to be events of default under the debentures.  Failure to pay the principal, unpaid interest and certain late fees under the Debentures when due constitutes an event of default under the debentures and failure to remit payment of the debentures and all late fees may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law, although the holders have not sought to enforce their rights under the debentures.  We did not maintain the registration of the shares underlying the debentures and Series D Warrants in order to permit the reoffer and resale of such shares as required under the terms of our agreements, which also may be deemed an event of default under the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrues at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law. In the event the debenture holders make such a demand, the Company currently has insufficient funds to meet such demand. In anticipation of such election by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default on December 31, 2007 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the default amount as of December 31, 2009 at approximately $2,587,216. On September 30, 2010 we remeasured the default amount at approximately $2,541,739, and recognized a net reduction of interest expense during year of $45,477.

On October 15, 2010, and as discussed in Note (6) Subsequent Events to the Company’s consolidated financial statements, the Company entered into an agreement with the two remaining Series A Debenture holders to effect a restructuring of the debentures. Under the agreement, the Company and two debenture holders agreed: (i) to an extension of the maturity date of the debentures to June 30, 2011, (ii) that the $1,688,205 of outstanding principal amount will not bear interest through the new maturity date, (iii) that, in exchange for the amounts of accrued but unpaid interest, late fees, liquidated damages and certain other amounts due under the debentures (“Interest and Default Amounts”) the Company issued an aggregate of 2,552,653 shares of common stock, (iv) that all claims with regard to the payment of the Interest and Default Amounts and all prior events of default under the Debentures and breaches of any covenant, agreement, term or condition (“Defaults”) in the debenture transaction documents would be waived and the Company was released from any claims with respect to the Interest and Default Amounts and prior Defaults, (v) to terminate the registration rights agreements between the Company and each debenture holder, and (vi) that the Company may force a conversion of the debentures under certain conditions. The Company and the debenture holders also agreed to certain other conforming and amendments to the debentures and transaction documents covering the issuance of the debentures.

During the period June through August 2009, at a series of closings, the Company issued six month convertible promissory notes to a total of 12 accredited investors in the aggregate principal amount of $725,000. The six-month notes accrue interest at a rate of 10% per annum. The notes are convertible, at the holder’s option, into shares of common stock at a conversion price of $0.25 per share. If converted, each holder is entitled to receive Class M common stock purchase warrants for the right to purchase an equal number of shares and they are exercisable at a price of $0.25 per share, contain certain anti-dilution and other customary provisions, and expire sixty (60) months from the date the warrants were issued. On December 31, 2009, the Company had an aggregate principal amount outstanding of $675,000 from eleven (11) note holders. Subsequently through September 30, 2010, ten (10) note holders converted an aggregate principal amount of $625,000 and $64,369 of accrued interest into an aggregate of 2,757,475 shares of common stock, and 2,757,475 Class M Warrants. The remaining balance of the convertible notes as of September 30, 2010 is $50,000, and such note matured on December 12, 2009.  The Company is seeking to re-negotiate the terms of the remaining note, including the extension of the maturity date or conversion for shares of the principal and interest, although we have not reached an agreement.  The Company has insufficient funds to pay the note or the related accrued interest, and may be deemed to be in default under the notes. As a condition to any such extension, the note holders may seek to amend or modify certain other terms of the notes. The Company’s failure to pay (i) any principal payment on the due date, or (ii) any interest or other payment required under the terms of the note on the date due and such payment shall not have been made within fifteen (15) days of Company's receipt of the note holder's written notice to the Company of such failure to pay, shall be deemed an event of default. Upon the occurrence or existence of any event of default, and at any time thereafter during the continuance of such event of default, the note holder may declare all outstanding obligations payable by Company thereunder to be immediately due and payable without presentment, demand, protest or any other notice of any kind, all of which are expressly waived.  In addition to the foregoing remedies, upon the occurrence or existence of any event of default, the note holder may exercise any other right, power or remedy granted to it by the note or otherwise permitted to it by law, either by suit in equity or by action at law, or both.

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

Date: November 12, 2010