Form 10-K
period 2010-12-31
Applied Visual Sciences, Inc.
filed 2011-04-05
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

 X

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

 Yes __ No  ✓

The aggregate market value of the voting common equity held by non-affiliates based upon the average of bid and asked prices for the Common Stock on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter as quoted on the OTC Bulletin Board was approximately $22,251,767.

The number of shares outstanding of the registrant’s common stock, as of March 30, 2011, was 84,763,958.

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

     APPLIED VISUAL SCIENCES, INC.

TABLE OF CONTENTS

PART I

6

ITEM 1.     BUSINESS

6

ITEM 1A.  RISK FACTORS

33

ITEM 1B.  UNRESOLVED STAFF COMMENTS

47

ITEM 2.     PROPERTIES

47

ITEM 3.     LEGAL PROCEEDINGS

47

PART II

47

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  47

ITEM 6.     SELECTED FINANCIAL DATA

50

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

50

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

70

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

71

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

71

ITEM 9A.  CONTROLS AND PROCEDURES

71

ITEM 9B.  OTHER INFORMATION

72

PART III

72

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

72

ITEM 11.   EXECUTIVE COMPENSATION

78

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

93

ITEM 14.   PRINCIPAL ACCOUNTiNG FEES AND SERVICES

94

PART IV

95

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

96

SIGNATURES

99

CONSOLIDATED FINANCIAL STATEMENTS

100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

101

CONSOLIDATED BALANCE SHEETS

102

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

103

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

104

CONSOLIDATED STATEMENTS OF CASH FLOWS

106

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

107

NOTE 1.    Basis of Presentation and Going Concern Considerations

107

NOTE 2.    Significant Accounting Policies

109

NOTE 3.    Other Accrued Liabilities

117

NOTE 4.    Financing Arrangements

117

NOTE 5.    Fair Value Measurement

124

NOTE 6.    Stockholders’ Equity (Deficit)

125

NOTE 7.    Acquisitions

137

NOTE 8.    Goodwill and Intangible Assets

138

NOTE 9.    Income Taxes

139

NOTE 10.  Commitments and Contingencies

139

NOTE 11.  Employment Agreements With Executive officers

140

NOTE 12.  Related Party Transactions

142

NOTE 13.  Operating Leases

143

NOTE 14.  Subsequent Events

143

PART I

ITEM 1.     BUSINESS

OVERVIEW

Applied Visual Sciences, Inc. was incorporated under the name Guardian Technologies International, Inc., in the Commonwealth of Virginia in 1989 and reincorporated in State of Delaware in February 1996. We changed our name to Applied Visual Sciences, Inc., on July 9, 2010. Applied Visual Sciences, Inc. and its subsidiaries are collectively referred to herein as the “Company,” “Applied Visual Sciences, Inc.,” “Applied Visual,” “us,” “we,” or “our.”

Applied Visual Sciences is a technology company that designs and develops imaging informatics solutions for delivery to its target markets through its two operating subsidiaries: Guardian Technologies International, Inc. for aviation/homeland security and Signature Mapping Medical Sciences, Inc., for healthcare. The Company utilizes imaging technologies and analytics to create integrated information management technology products and services that address critical problems in healthcare and homeland security for corporations and governmental agencies. Each product and service can improve the quality and response time of decision-making, organizational productivity, and efficiency within the enterprise. Our product suite integrates, streamlines, and distributes business and clinical information and images across the enterprise.

Our core technology is an “intelligent imaging informatics” (“3i™”) engine that is capable of extracting embedded knowledge from digital images, and has the capacity to analyze and detect image anomalies. The technology is not limited by type of digital format. It can be deployed across divergent digital sources such as still images, x-ray images, video and hyper-spectral imagery. To date, the technology has been tested in the area of threat detection for baggage scanning at airports, for bomb squad applications and the detection of tuberculosis by analyzing digital images of stained sputum slides captured through a photo microscopy system. Varying degrees of research and development have been conducted in the areas of detection for cargo scanning, people scanning, military target acquisition in a hyper-spectral environment, satellite remote sensing ground surveys and mammography CAD products and radiologists’ diagnostic imaging tools. Product development in these areas is ongoing, and while there can be no assurance, we believe that the technology should produce results equal to or greater than those currently achieved in baggage scanning.

On July 19, 2010 we announced that we had expanded ours organizational structure to better reflect our business operations and to provide an enhanced operational structure to capitalize on domestic and international business and joint product development opportunities.  We changed our name to Applied Visual Sciences, Inc. (“APVS”) and our common stock began to be quoted on the OTC Bulletin Board under symbol “APVS.” APVS serves as the holding company and IT development organization for the group.  The Company has achieved certain significant corporate life cycle milestones that necessitated a more diverse corporate structure.  The purpose of the structure is to segregate distinct business operations into separate corporate entities, all under a single umbrella organization. Our two wholly-owned operating subsidiaries are: Guardian Technologies International, Inc. - the homeland security/defense technology entity, and Signature Mapping Medical Sciences, Inc. - the healthcare technology entity.  APVS will maintain ownership of all existing and in-process patents, as well as any future patentable technology developed by its research and development staffs, or developed as a tangential application of its core patented technologies.  Our subsidiaries will be the business operations focused on new product development, marketing, and sales for their respective markets.

By structuring in this manner, as a means to conduct business, we expect to realize the following benefits:

•

Creation of autonomous business units with defined measurable goals and objects;

•

Alignment of risk characteristics to the specific product, line of business or foreign market;

•

Provide a level of legal risk insulation to the core assets, the patents & intellectual property;

•

Flexibility to maximize tax benefits, both domestic & foreign activities;

•

Flexibility and ease in negotiating and structuring mergers, acquisitions, joint ventures, or joint development partnerships;

•

Facilitate the potential “spin-off” of one of the subsidiary entities;

•

Facilitate the potential sale of part of the company; and,

•

Attract investment from investors that focus on specific industries.

Aviation/Homeland Security Technology Solution - PinPoint™

Through our wholly-owned subsidiary, Guardian Technologies, we market our PinPoint™ product, which is “intelligent imaging informatics” (3i™) technology for the detection of guns, explosives, and other threat items contained in baggage in the airport environment or for building security applications.  PinPoint™ can identify threat items, notify screeners of the existence of threat items, and speed the security process by eliminating unnecessary baggage checks, provide the screener with an instantaneous second opinion, and reduce processing time spent on false positives (baggage selected for security review that contains no threat items).  We propose to market and will seek to license the PinPoint™ product primarily to the United States Transportation Services Administration (“TSA”) for

use in airports, the Federal Protection Services for use in federal buildings and to foreign governments and airport authorities. It is also our intent to distribute the product through various distribution methods.

The extended beta version working model of PinPoint™ has been tested successfully at live carry-on baggage checkpoints in three international airports. Integration within currently deployed manufacturers’ scanning equipment is a requisite to anticipated sales, and is considered a development risk. PinPoint™ is available for sale to customers; however no sales are anticipated until we are able to seamlessly integrate with the manufacturers’ scanning equipment either directly or through a device that is Digital Imaging and Communications in Security (“DICOS”) compliant that has been approved by the DHS and TSA

Currently, there are limited standards within the aviation security marketplace for the testing and validation of software technology solutions.  To date, the marketplace has placed a premium on the newest innovations in hardware technology and has failed to grasp how a threat detection software solution can succeed.

A major joint initiative between the Department of Homeland Security (DHS) and the National Electrical Manufacturers Association (“NEMA”) is expected to open a path to both increasing the interoperability of security equipment as well as providing a mechanism to use third party threat detection software as part of the screening solution.  This enabling initiative is the Digital Imaging and Communications in Security (“DICOS”) standard, similar to the Digital Imaging and Communications in Medicine (“DICOM”) standard.  With a defined standard for the output of each screening device, complimentary automated threat detection software can be appended to any x-ray equipment.  The schedule for publication of this standard is being driven by the expected purchase by DHS/TSA of new security screening equipment for over 400 US airports.  Applied Visual Sciences, Inc. personnel are participating in, and co-chair, the Checked and Checkpoint Digital Radiography working group, one of the three NEMA working groups drafting the DICOS standards.

Management believes that international market acceptance of PinPoint™ as a viable threat detection solution will not only enhance our ability to sell worldwide, but it will open additional opportunities for the development of PinPoint™ as the “intelligent image” analysis solution for areas such as military target acquisition, satellite remote sensing, and additional opportunities within aviation security such as whole-body scanners and cargo scanning.  Additionally, we will seek support of the U.S. Congress and the equipment manufacturers through lobbying and other efforts.  We remain focused on the ongoing development of PinPoint™, particularly with respect to field test results as well as the promotion of DICOS as the medium for deployment.  This focus must be even sharper as we enter the pilot test arena where the duration of the pilot test, the conditions under which the pilot test is conducted, and the definition of success and failure will vary country-by-country. Market acceptance is a key to our future success.

Recent Developments - PinPoint™

The Company was granted by the United States Patent & Trademark Office (“USPTO”) a patent underlying our PinPoint™ technology.  The patent, for the “System and Method for Identifying Objects of Interest in Image Data.” was granted on February 24, 2009, Patent No. US 7,496,218.

Applied Visual Sciences, Inc. continued to perform research and development activities in accordance with the terms of its February 17, 2009 extension for two years of the Cooperative Research and Development Agreement (“CRDA”) with the Transportation Security Administration (“TSA”) that was initially signed on August 18, 2006, and previously renewed on August 8, 2007 and February 12, 2008, with the United States Department of Homeland Security Science and Technology Directorate, for testing and validation of the PinPoint™ product capabilities at the Transportation Security Labs (TSL). The project began on September 5, 2006 for explosive image collection, which is being followed by refinement of the development and testing of PinPoint™.  While TSA certification is not absolutely essential to the acceptance of Applied Visual Sciences, Inc.’s PinPoint™ product, we believe that having TSA certification and a business relationship with the TSA is important to our strategic growth plans, as the relationship represents an important opportunity to obtain contracts for the licensing of our baggage scanning applications and for future aviation and transportation security applications and solutions that we develop or enhance.

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

Signature Mapping™ appears to provide advantages for providing the knowledge for automatic detection.  The development of a “tissue characterization” and detection model employs the use of supervised machine learning and contextual image analysis to analyze and classify the features associated with the newly created “signatures.”  The fusion of these three technologies is known as Applied Visual Sciences, Inc.’s Intelligent Imaging Informatics 3i™. Unlike other pattern recognition methodologies, the 3i™ solution can reveal and differentiate inherent structures for all materials in an image regardless of the imaging modality used to create the image; location within the image: shape or texture, and object orientation even if obscured by its relationship to other materials.

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

In the future, we expect to compete with existing CAD manufactures such as iCAD, Hologic, Medipatten, Confirma, Siemens, or Carestream Health and manufacturers of dipstick or biomarker manufacturers, including SPAN Diagnostics Ltd., India,  Yayasan Hati Sehat (YHS), Indonesia and Wiener Laboratorios, Argentina.  We may also partner with one or more of these existing CAD manufacturers, or an emerging company with new technology for the CAD arena.  Once our products are commercially viable, we anticipate marketing and selling our products through original equipment manufacturers (“OEM”), or system integrators.

Although there is no current computer-aided-detection for TB sputum microscopy analysis, which can be identified as competition to Signature Mapping™, there are substitute technologies, which in the long run could compete for sputum specimen analysis.  The dipstick or biomarker approach could be considered a future competitor to Signature Mapping™. Ultimately, competition with our approach will be driven by its cost per procedure, ease-of-use, sensitivity and specificity, and the ability to be used by non-trained or lightly trained personnel in the point of care environment. These emerging tests are Polymerase Chain Reaction, TB Breathalyzer, Q-Beta Replicase Assay, Transcription-Medicated Amplification, Ligase Chain Reaction, Strand Displacement Amplification, Nucleic Acid Sequence-Based Amplification and Branched DNA and Cepheid Systems GeneXpert® System.

Recent Developments - Signature Mapping™

On December 28, 2010, submitted with our partner LRSI Institute of Tuberculosis & Research Development - Government of India, a preliminary application to the Wellcome Trust for the migration, development, and clinical evaluation of Signature Mapping TBDx™ system for Automatic Detection of AFB using Ziehl-Neelsen Stain and Bright Field Microscope.  This is in response to the Wellcome Trust’s invitation after the review of our concept application.

On December 6, 2010, delivered our first fully automated Signature Mapping TBDx™ system to the South African National Health Laboratory Services (the "NHLS"), resulting in net revenue of $90,225.

On December 1, 2010, the Company and our South African partner, The Aurum Institute for Health Research, presented the TBDx™ fully automated system and the initial clinical findings from the first 496 of the 2500 cases analyzed to the senior management and physicians from the South African National Laboratory Services (“NHLS”). The initial results persuasively emphasizes the use of TBDx™ as a front end screening diagnostic system with the use of its decision support capabilities aiding the laboratory technologist in a decision support capacity. As a result, a decision was taken to revise the clinical protocol and add to the clinical study the combined performance of the TBDx™ system and the laboratory technologist. It was determined that this is a ‘real-world’ performance evaluation in which to conduct the study. As an additional outcome of the meeting, based on the strength of clinical findings and TBDx™ demonstration, the CEO of the National Health Laboratory Services together with their TB Program Director, agreed to conduct the next phase of the TBDx™ evaluation, the Demonstration Project. This is to be conducted at the Braamfontein Hospital in Johannesburg, South Africa under laboratory production conditions and acceptable clinical protocol. To perform the evaluation and testing, the NHLS was provided a quotation for three TBDx™ fully automated systems.

On November 29, 2010, the company installed its fully automated slide management and detection system in the NHLS National TB Reference Laboratory. The TBDx system is comprised of an auto-slide loader, bar code reader and 4 magazines with 200 slide capacity, upgraded BX41 fluorescence microscope, and Signature Mapping computer aided detection software and high resolution workstation with image processing and TB decision support capabilities.

On July 9, 2010, the Company and LRS Institute of Tuberculosis & Research Development, an agency under Indian Government’s Ministry of Health and Family Welfare, jointly submitted to the Wellcome Trust a proposal for the migration, development, and clinical evaluation of Signature Mapping system for Automatic Detection of AFB using Ziehl-Neelsen Stain and Bright Field Microscope. Subsequently, on October 22, 2010, we were notified by the Wellcome Trust that our Concept Application was accepted and at the request of the Wellcome Trust, the Company and LRS Institute of Tuberculosis & Research Development, an agency under Indian Government’s Ministry of Health and Family Welfare, jointly submitted to the Wellcome Trust the Affordable Healthcare In India Translation Award Preliminary Application for the migration, development, and clinical evaluation of Signature Mapping™ TBDx™ system for Automatic Detection of AFB using Ziehl-Neelsen Stain and Bright Field Microscope. If the proposal is accepted, it is anticipated that the proposal will be funded and commencement of the project will begin the 3rd Quarter of 2011 with a twelve month projected completion. As reported by the World Health Organization, Country Office of India, Core Programme Centers Communicable Disease and Disease Surveillance, March 25, 2009, India maintains more than 12,000 certified governmental TB facilities throughout their entire health care system.  India is the highest TB burden country accounting for one fifth of global incidence (i.e. nearly 2 million new cases each year), and approximately 330,000 deaths annually. It is estimated that the social and economic burden to patients and their families from TB in India is in excess of $3.3 billion dollars annually. (See RNTCP Sensitization First Edition 10th Nov 06. “TRC, Socio-Economic Impact of TB on Patients and Family in India, Int J Tub Lung Dis 1999”).

On October 21, 2010, the Company started Phase II of the fully automated hardware-software tuberculosis detection system Signature Mapping TBDx™ (“SM TBDx™”).  The clinical trial is in collaboration with The Aurum Institute for Health Research, The London School of Hygiene and Tropical Medicine, The South African National Health Laboratory Services, Medicine in Need, and George Washington University Medicine.  The SM TBDx™ clinical trial is being performed at Applied Visual Sciences’ facility, and conducted under independent observer validation with George Washington University Medicine. The scope of the clinical trial is to validate the new integrated technology, and includes comparative data from:

1.

Human expert readers under research conditions,

2.

Human laboratory technologists reading under routine conditions,

3.

Cultured results, which is considered the gold standard, and

4.

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

We continue the development of our automated TB sputum detection product, TBDx™ in collaboration with the Aurum Institute for Health Research (“Aurum”), in South Africa.  On October 17, 2008, we completed the development of a functional prototype of the automated TB software.  The prototype demonstrated our ability to collect sputum slide images, present those images within a viewer system, analyze in real time the images captured, and to automatically detect and quantify tuberculosis bacteria at relatively high rates of accuracy and low false positives. In February 2009, we installed the alpha prototype Signature Mapping™ TBDx™ software in a “retrofit configuration” for evaluation by the National Health Laboratories (HLS) in South Africa.  The configuration included an Olympus fluorescent microscope, a 1.2 megapixel camera and a HP desktop computer configured to Applied Visual, Inc.’s hardware specifications.  The evaluation included the data collection and evaluation to determine optimal performance configuration and possible impacts to different microscope and digital camera specifications and sputum slide quality.  A number of workflow considerations were evaluated to optimize detection and workflow integration for a particular laboratory setting.  The technical team was trained to detect and evaluate auramine stained tuberculosis specimens on various sputum slide levels of quality.  We identified additional business revenue opportunities and extended applications for Signature Mapping™ in the tuberculosis program.  These include: training, slide quality management, overall quality management and tuberculosis vs. bacterium species analysis in culturing, using the Zeal-Nielsen staining process.  Additionally, our technical team collected a significant quantity of clinical data, customer insight and feedback from key HLS personnel on the optimal workflow for both the retrofit and “black box” requirements.  The TBDx™ application wrapper was stress-tested in a clinical application oriented environment.

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

In February 2009, the Company in conjunction with our partner the Aurum Institute established a Scientific Advisory Board in South Africa, and its members include Dr. Gavin J. Churchyard, founder and CEO of Aurum Institute for Health Research, Dr. David Clark, President of the Aurum Institute for Health Research, Dr. Gerrit Coetzee, Head of the National Tuberculosis Reference Laboratory of the National Health Laboratory Services, Dr. Bernard Fourie, Chief Scientific Officer with the Medicine in Need Inc organization, Mr. Stan Harvey, Acting Executive Regional Manager of the National Health Laboratory Services, and Dr. Natalie Beylis, Director of Laboratory Tuberculosis Services at the National Health Laboratory Services Braamfontein Hospital.  The responsibilities of the Scientific Advisory Board include the identification of product specifications for our Signature Mapping™ Tuberculosis (“TBDx™”) product, and determination of how the technology will be implemented in South Africa.  The Scientific Advisory Board met in May 2009,

and agreed on the requirements for TBDx application and detection performance, and overall customer requirements.  The establishment of the Scientific Advisory Board led to the memorandum of understanding between Applied Visual Sciences, Inc., Aurum, and NHLS, discussed above.

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

Financial Condition, Going Concern Uncertainties and Events of Default

During the year ended December 31, 2010, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Our independent registered public accounting firm’s report on the consolidated financial statements included herein, and in our annual report on Form 10-K for the year ended December 31, 2009, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

During the period of June through August 2009, at a series of closings, Applied Visual Sciences, Inc. issued six-month convertible promissory notes to a total of 12 accredited investors’ in the aggregate principal amount of $725,000. The six-month notes accrued interest at a rate of 10% per annum. The notes were convertible, at the holder’s option, into shares of common stock at a conversion price of $0.25 per share. If converted, each holder is entitled to receive Class M common stock purchase warrants for the right to purchase an equal number of shares and they are exercisable at a price of $0.25 per share, contain certain anti-dilution and other customary provisions, and expire sixty (60) months from the date the warrants were issued. On December 31, 2009, we had an aggregate principal amount outstanding of $675,000 from eleven (11) note holders.  During the year ended December 31, 2010, all note holders converted an aggregate principal amount of $675,000 and $71,999 of accrued interest into an aggregate of 2,987,995 shares of common stock, and 2,987,995 Class M Warrants.  The Warrants issued are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire in sixty (60) months from the date of issuance.

Our outstanding Series A 10% Senior Convertible Debentures became due on November 7, 2008 and we were considered in default for nonpayment of principal and unpaid interest and late fees.  The holders though had not sought to enforce their rights under the default provisions of the debentures.  On October 15, 2010, we entered into an agreement with the two remaining Series A Debenture holders to amend and effect a restructuring of the debentures. Under the agreement, we agreed with two debenture holders: (i) to an extension of the maturity date of the debentures to June 30, 2011, (ii) that the $1,688,205 of outstanding principal amount of will not bear interest through the new maturity date, (iii) that, in exchange for the amounts of accrued but unpaid regular interest of approximately

$638,163, and waived all additional interest and late fees, liquidated damages and certain other amounts due under the debentures (“Interest and Default Amounts”) we issued an aggregate of 2,552,653 shares of common stock, (iv) that all claims with regard to the payment of the Interest and Default Amounts and all prior events of default under the Debentures and breaches of any covenant, agreement, term or condition (“Defaults”) in the debenture transaction documents would be waived and the Company was released from any claims with respect to the Additional Interest and Late Fees of approximately $773,314, and Default Amounts of approximately $2,541,739, and prior Defaults Events, (v) to terminate the registration rights agreements between the Company and each debenture holder, and (vi) that we may force a conversion of the debentures under certain conditions. The Company and the debenture holders also agreed to certain other amendments to the debentures and transaction documents covering the issuance of the debentures. During the year ended December 31, 2010, the debenture holders converted an aggregate of $427,500 in principal amount into an aggregate of 1,710,000 shares of our common stock.

As of December 31, 2010, we have outstanding trade and accrued payables of $1,347,819, other accrued liabilities of $454,648, and accrued salaries due to our employees and management of $4,986,115. Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $117,100.

From March through September 2010, we sold securities of the Company to certain accredited investors in a series of closings, and issued an aggregate of 4,424,000 shares of common stock and 4,424,000 Class N Warrants for gross proceeds of $1,106,000 (or $1,022,280, net of commission and expenses of $83,720). The Class N Warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance.  During November through December 2010, we sold securities of the Company to certain accredited investors in a series of closings, and issued an aggregate of 400,000 shares of common stock and 400,000 Class P Warrants for gross proceeds of $100,000 (or $93,000, net of commission and other expenses of $7,000). The Class P Warrants are exercisable at a price of $0.50 per share; contain piggyback registration rights, certain anti-dilution and other customary provisions. The warrants expire three years after the date of issuance.

As of December 31, 2010, we had a cash balance of $4,874.  Subsequently and through April 5, 2011, we received $350,000 (or $338,000, net of commissions and expenses of $12,000) from the issuance and sale of common stock and warrants in a private offering.  Included in the subsequent closings is $150,000 under a February 23, 2011, Securities Purchase Agreement executed by the Company with an institutional accredited investor for up to $1,000,000, under certain stock price and volume conditions. Management believes these funds to be insufficient to fund our operations, absent any cash flow from operations or funds from the sale of our equity or debt securities. We are currently spending or incurring (and accruing) expenses of approximately $325,000 per month on operations and the continued research and development of our 3i technologies and products.  Management believes that we will require aggregate of approximately $3,900,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date and the convertible note, the debenture and convertible note holder do not convert such debt or require payment of principal and interest, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures (excluding convertible notes), we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

In view of Applied Visual Sciences’ limited revenues to date, we have relied and continues to rely substantially upon equity and debt financing to fund its ongoing operations, including the research and development conducted in connection with its products.  The proceeds from our financings are insufficient to fund our operations, pay our trade payables, repay our unconverted debentures, or accrued and unpaid wages to our employees.  Therefore, the debentures holders, our employees or trade creditors may seek to enforce payment of amounts due to them, and our results of operations and financial condition could be materially and adversely affected and we may be unable to continue our operations.  Also, in the event we are unable to pay our employees, we may suffer employee attrition. There can be no assurances that we will be successful in our efforts to raise any additional financing, any bank borrowing, and research or grant funding. Moreover, in view of the current market price of our stock, we may have limited or no access to the capital markets.  Furthermore, under the terms of our agreements with the debenture holders, we are subject to restrictions on our ability to engage in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is based upon the trading price of our securities after initial issuance or otherwise subject to re-set. In view of the foregoing, we may be required to curtail operations significantly, or obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

During Fiscal 2010, our total stockholders’ deficit decreased by $2,529,598 to $10,164,515 and our consolidated net loss was $3,650,231 for the year ended December 31, 2010. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence. Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

RECENT DEVELOPMENTS

Seaside 88, L.P. Financing

On February 24, 2011, we held the first closing of a private placement of securities pursuant to the terms of a Securities Purchase Agreement, dated February 23, 2011, between the Company and Seaside 88, L.P. (“Seaside”).  At such first closing, we sold to Seaside an aggregate of 600,000 shares of common stock and 600,000 common stock purchase warrants for gross proceeds to us of $150,000.  The warrants are exercisable at a price of $0.25 per share for a period of five years from the date of issuance, contain a cashless exercise provision, certain anti-dilution provisions, and other customary provisions.  In addition, under the Agreement, Seaside has agreed to provide additional financing to us by purchasing shares of our common stock at seven subsequent closings and in the following amounts: at a second closing to be held one month following the first closing, an amount of shares equal to forty percent (40%) of the total number of shares traded during normal hours during the twenty (20) trading days immediately preceding such closing; at a third closing to be held one month following the second closing, an amount of shares equal to thirty percent (30%) of the total number of shares traded during normal hours during the twenty (20) trading days immediately preceding such closing; at a fourth closing to be held one month following the third closing, an amount of shares equal to twenty percent (20%) of the total number of shares traded during normal hours during the twenty (20) trading days immediately preceding such closing; at each of four additional subsequent closings to be held one month following the immediately preceding closing, an amount of shares equal to ten percent (10%) of the total number of shares traded during normal hours during the twenty (20) trading days immediately preceding the subsequent closing.  Seaside has agreed to purchase our shares at each subsequent closing for a price per share equal to the lower of an amount equal to: (a) 60% of the volume weighted average of actual trading prices of the shares for the ten (10) consecutive trading days immediately prior to a date of the applicable closing and (b) 64% of the volume weighted average of actual trading prices of the shares for the trading day immediately prior to the applicable closing date.  If, under this calculation, the price of a share at a subsequent closing does not exceed a floor price of $0.25, Seaside will not be obligated to purchase our shares at that closing.  The failure to hold a closing will not impact the holding of the subsequent closings. Also, Seaside will not be obligated to purchase shares at a closing if such purchase would cause Seaside to beneficially own in excess of 9.99% of our shares.  A second closing was not held during March 2010 due to our common stock not meeting the volume and floor requirements, described above.

We have agreed to pay the fees of Seaside’s counsel with regard to the first closing in the amount of $25,000, $5,000 of which was paid at the first closing and $5,000 will be paid at each of the first four subsequent closings.  We have also agreed to pay the fees of Seaside’s counsel for each subsequent closing in the amount of $2,500.

We granted to Seaside a piggy back registration right with regard to the shares issued in the financing, including the shares underlying the Warrants.  The agreement contains representations and warranties of us and Seaside, certain indemnification provisions and customary conditions to each closing.  We may terminate the Agreement on ten days prior written notice to Seaside.  Seaside may terminate the Agreement at any time prior to a subsequent financing upon written notice to us if we consummate a reverse stock split or a subsequent financing to which Seaside is not a party.

Midtown Partners & Co., LLC (“Midtown”), acted as placement agent for the offering.  Under the terms of a Non-Circumvention and Compensation Agreement, dated January 12, 2011, between the Company and Midtown, in connection with the offering, we agreed to pay or issue to Midtown at a closing a placement fee equal to 6% of the proceeds received by us at the closing and placement agent’s warrants equal to 6% of the shares sold at the closing (including the shares underlying the Warrants).  At the first closing, we paid or issued the following compensation to Midtown for its services as placement agent in connection with the offering: (i) a placement fee in the amount $9,000 and (iii) placement agent’s warrants to purchase an aggregate of 72,000 shares.  The placement agent’s warrants are exercisable at a price of $0.25 per share for a period of five years from the date of issuance, contain a cashless exercise provision and are substantially identical to the warrants issued to Seaside in the placement.

Convertible Debenture Restructuring

On October 15, 2010, we entered into an Amendment and Waiver Agreement (“Amendment and Waiver Agreement”) with the two holders of the Company’s outstanding Series A 10% Senior Convertible Debentures due November 8, 2008 (the “Debentures”) in the aggregate principal amount of $1,688,205 which were issued in a private placement that closed in November 2006 and April 2007 to amend certain terms of the Debentures, related securities purchase agreement and other agreements pursuant to which the Debentures and Series D Common Stock Purchase Warrants of the Company were sold to certain purchasers (the “Debenture transaction documents”).

Under the terms of the Amendment and Waiver Agreement: (i) the Holders agreed to extend the maturity date of the Debentures to June 30, 2011; (ii) the Holders agreed that, in lieu of, and in exchange for, the payment in cash of accrued interest, late fees, liquidated damages, certain penalty interest and the payment of certain mandatory default amounts in excess of the principal amount due to the Holders as of the date of the Amendment and Waiver Agreement (“Interest and Default Amounts”), the Company would issue to the Holders an aggregate of 2,552,653 shares of the Company’s common stock; (iii) the Holders agreed that the Debentures, as amended, will not bear interest during the period from July 1, 2010 through the maturity date; (iv) the Holders agreed to waive all claims with regard to the payment of the Interest and Default Amounts, to waive prior events of default under the Debentures and breaches of any covenant, agreement, term or condition (“Defaults”) in the Debenture transaction documents and to release the Company from any claims with respect to the Interest and Default Amounts and prior Defaults; (v) he conversion price of the Debentures was set at $0.25 to reflect adjustments that had previously occurred to the conversion price pursuant to the price reset and anti-dilution provisions of the Debentures; (vi) each Holder agreed to terminate the Holder’s registration rights agreement with the Company pursuant to which the Company had undertaken to register and maintain the registration for resale under the Securities Act of 1933, as amended (the “Securities Act”), of the shares underlying the Debentures and Series D Common Stock Warrants held by the Holder.  In addition, the Holders agreed to certain conforming amendments to the default provisions of the Debentures, including to: (a) provide that only a default in the payment of principal or liquidated damages when due under the particular Debenture (and not any outstanding Debenture) will trigger an event of default, and (b) delete the default provision for a failure to maintain a registration statement to cover the resale of the shares underlying the Debentures and Series D Warrants.

The Holders agreed, commencing March 3, 2011, that we may force a conversion of the Debentures in accordance with the following: (i) if the variable weighted average price for our common stock (“VWAP”) for any five consecutive trading days exceeds $0.50 and the average daily dollar trading volume for our common stock during such period equals or exceeds $50,000, we may require a Holder to convert up to 25% of the outstanding principal amount of its Debenture on September 3, 2010, plus any liquidated damages or other amounts owing under the Debenture; (ii) if the VWAP for any five consecutive trading days exceeds $0.75 and the average daily dollar trading volume for the common stock during such period equals or exceeds $75,000, we  may require a Holder to convert up to an additional 25% of the outstanding principal amount of its Debenture on September 3, 2010, plus any liquidated damages or other amounts owing under the Debenture; (iii) if the VWAP for any five consecutive trading days exceeds $1.00 and the average daily dollar trading volume for the common stock during such period equals or exceeds $100,000, we may require a Holder to convert up to 100% of the outstanding principal amount of its Debenture on September 3, 2010, plus any liquidated damages or other amounts owing under the Debenture.  A forced conversion may only be effected once every 90 days and our ability to force any such conversion is subject to certain equity conditions which, as amended by the Amendment and Waiver Agreement, include that: (i) the registration statement covering the resale of the shares underlying the Debentures and Series D Warrants is effective permitting a Holder to utilize the registration statement to resell its shares or the shares issuable upon conversion may then be resold pursuant to Rule 144 without restriction or limitation and the Company has delivered an opinion of its outside counsel that such resale may legally be made, (ii) we have honored all conversions and redemptions of a Debenture by the Holder, (iii) we have paid all liquidated damages and other amounts due to the Holder, (iv) our stock is traded on the OTC Bulletin Board or other securities exchange and all of the shares upon conversion or exercise of the Debentures and Series D Warrants are listed for trading, (v) we have sufficient authorized but unreserved shares of common stock to cover the issuance of the shares upon conversion or exercise of the Debentures and Series D Warrants, (vi) there is no event of default under the Debentures, (vii) the issuance of the shares would not violate a holder’s 4.99% or 9.99% ownership restriction cap under the Debentures, (viii) we have not made a public announcement of a pending merger, sale of all of our assets or similar transaction or a transaction in which a greater than 50% change in control may occur and the transaction has not been consummated, and (ix) the Holder is not in possession of material non-public information regarding us. The Amendment Agreement contained certain representations and warranties of the parties and certain conditions to closing.

Certain Recent Financings

On December 16, 2010, we agreed to convert a $50,000 outstanding convertible promissory note for 200,000 shares of common stock, and 200,000 Class M common stock purchase warrants. The conversion price of the note was $0.25. The note holder also converted a total of $7,630 accrued and unpaid interest for an aggregate of 30,520 shares of common stock, and 30,520 Class M common stock purchase warrants. The warrants are exercisable at a price of $0.25 per share; contain certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance.

During November through December 2010, we sold to accredited investors an aggregate of 400,000 shares of common stock and 400,000 Class P Warrants for gross proceeds of $100,000 ($93,000, net of commissions and expenses in the amount of $7,000). The warrants are exercisable at a price of $0.50 per shares; contain piggyback registration rights, and certain anti-dilution and other customary provisions. The warrants expire thirty-sixty (36) months from the date of issuance.

On October 26, 2010, in accordance with an outstanding capital raise, four executives and a consultant and director converted a portion of their accrued and unpaid wages, outstanding accounts payable, and other related compensation into an aggregate of $1,267,706, for a total of 5,070,825 shares of common stock, and an aggregate of 5,070,825 Class N Common Stock Purchase Warrants. The Warrants issued are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire sixty (60) months from the date of issuance.

On October 18, 2010, the two outstanding debenture holders converted $638,163 of accrued and unpaid interest for 2,552,653 shares of common stock. The conversion price of the interest was $0.25, which was based on the conversion rate per the debenture agreement.

Acquisition of Certain Assets of Difference Engines

On October 23, 2003, we entered into an agreement with Difference Engines Corporation (Difference Engines), a Maryland corporation, pursuant to which we agreed to purchase certain intellectual property (IP) owned by Difference Engines, including but not limited to certain compression software technology, described as Difference Engine’s Visual Internet Applications or DEVision, as well as title and interest in the use of the name and the copyright of Difference Engines.

Under the terms of an Asset Purchase Agreement, we issued 587,000 shares of its common stock as consideration for the purchase of the IP from Difference Engines Corporation.  The 587,000 shares of common stock were subject to a two (2) year lock up.  Upon expiration of the two (2) year lock up period, in the event that the shares are not eligible for resale under “Rule 144” and have not been registered under the Securities Act, the holder of the shares may demand redemption of the shares.  The redemption price is to be calculated on the basis of the average of the closing bid and asked prices of our common stock for the twenty (20) consecutive business days ending on the day prior to the date of the exercise of the holder’s right of redemption.  Under SEC Accounting Series Release (“ASR”) 268, “Presentation in Financial Statements of ‘Preferred Redeemable Stock’,” such freestanding financial instruments are to be classified as temporary equity and measured at the value of the redemption right.  The initial redemption value of the common stock issued in the Difference Engines asset purchase was calculated at $2,044,228 and reclassified from permanent equity to temporary equity.

As shares of common stock are sold by the holders and/or the Company registers its outstanding shares of common stock, the then current fair value of those shares, based on the redemption value, shall be reclassified from temporary equity to permanent equity.  During the year ended December 31, 2010, the temporary equity account was increased and the permanent equity account decreased by $59,368 for the change in the estimated redemption value of the outstanding shares currently held by the shareholders of Difference Engines Corporation, and reduced by $2,733 for the reclassification of common shares previously subject to repurchase. During the year ended December 31, 2009, the temporary equity account was decreased and the permanent equity account increased by $12,090 for the change in the estimated redemption value of the outstanding shares currently held by the shareholders of Difference Engines Corporation.  Since the acquisition of the intellectual property and through December 31, 2010, the cumulative effect on the temporary equity account for the change in the estimated redemption value of the outstanding shares held by the shareholders of Difference Engines Corporation is a reduction of $1,309,496, and due to the sale of the Company’s stock previously held by the shareholders of Difference Engines Corporation is a reduction of $635,786. Therefore, the balance of the temporary equity account for the purchase of the intellectual property owned by Difference Engines as of the consolidated balance sheet date is $98,946.

Our Business

Introduction

Applied Visual Sciences is a technology company that designs and develops imaging informatics solutions for delivery to its target markets through its subsidiaries’ Guardian Technologies International, Inc. for aviation/homeland security and Signature Mapping Medical Sciences, Inc., for healthcare. The Company utilizes imaging technologies and analytics to create integrated information management technology products and services that address critical problems in healthcare and homeland security for corporations and governmental agencies. Each product and service can improve the quality and response time of decision-making, organizational productivity, and efficiency within the enterprise. Our product suite integrates, streamlines, and distributes business and clinical information and images across the enterprise.

On July 19, 2010 the Company announced that it expanded its organizational structure to better reflect its business operations and to provide an enhanced operational structure to capitalize on international business and joint product development opportunities.  Guardian Technologies International, Inc. (“GDTI”) changed it’s name to Applied Visual Sciences, Inc. (“APVS”)and traded on the Over-the-Counter Bulletin Board under symbol APVS. APVS is the parent company, and serve as the holding company and IT development organization for the group.  The Company has achieved certain significant corporate life cycle milestones that necessitated a more diverse corporate structure.  The purpose of the structure is to segregate distinct business operations into separate corporate entities, all under a single umbrella organization.   Applied Visual Sciences, Inc. two wholly-owned subsidiaries are:  Guardian Technologies International, Inc. - the homeland security/defense technology entity, and Signature Mapping Medical Sciences, Inc. - the healthcare technology entity.  APVS will maintain ownership of all existing and in-process patents, as well as any future patentable technology developed by its research and development staffs, or developed as a tangential application of its core patented technologies.  Our subsidiaries will be the business operations focused on new product development, marketing, and sales for their respective markets.

By structuring in this manner, as a means to conduct business, we expect to realize the following benefits:

•

Creation of autonomous business units with defined measurable goals and objects;

•

Alignment of risk characteristics to the specific product, line of business or foreign market;

•

Provide a level of legal risk insulation to the core assets, the patents & intellectual property;

•

Flexibility to maximize tax benefits, both domestic & foreign activities;

•

Flexibility and ease in negotiating and structuring mergers, acquisitions, joint ventures, or joint development partnerships;

•

Facilitate the potential “spin-off” of one of the subsidiary entities;

•

Facilitate the potential sale of part of the company; and,

•

Attract investment from investors that focus on specific industries.

Each of our wholly-owned subsidiaries target markets share certain common characteristics:

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

•

Most importantly, Applied Visual Sciences, Inc.’s core competencies and newly developed techniques apply across all of the market problems we are addressing.

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

•

Leverage Applied Visual Sciences, Inc.’s technology, experienced management team, research and development infrastructure.

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

To achieve our strategic vision, we are aware of the need to exercise the financial and operational discipline necessary to achieve the proper blend of resources, products and strategic partnerships.  These efforts can accelerate our ability to develop, deploy and service a broad range of intelligent imaging informatics solutions directly to our target markets and indirectly through OEM/value added reseller (“VAR”) partners.  During 2010, we continued implementing changes across the spectrum of our business. We refined our marketing strategy and enhanced our PinPointTM and Signature MappingTM product offerings.

Our Strategic Achievements During 2010

In line with our strategic plan, during fiscal 2010, we accomplished the following:

PinPoint™:

In security, our focus in 2010 was primarily on shifting the existing security paradigm from a proprietary hardware focus to a more integrated solution incorporating PinPoint software.  In addition, we believe we established Applied Visual Sciences, Inc. as an expert in security.  We have effectively staked our position by demonstrating a definitive understanding of the complexities and risks of security, while offering the fundamental missing element that bridges the security gap – the identification of threats by the use of automated detection software that is consistent versus the current ineffective methodology.  Our achievements were:

•

Completed and approved by all stake-holders on September 21, 2010, NEMA’s Digital Communication in Security (DICOS) standards initiative funded by the TSA and the Department of Homeland Security, the committee is tasked with developing digital imaging and communications standards that can be used, in future government procurements, to enable networking between scanning systems and standardization of the imaging output from the hardware so third-party software and components, like PinPoint, can more easily be developed, tested and deployed.  This standard will enhance security screening and threat assessment processes across multiple vendor platforms at all critical infrastructure locations (airports, buildings, mass transit, ports, rail, and nuclear power plants) and other venues where large numbers of people congregate. As co-chair of the DICOS working committee, Applied Visual Sciences, Inc. led the drafting of the proposed standards which, will impact acceptance of third-party software on scanners used by TSA and DHS.

•

Throughout the year, the company submitted to various departments within the Department of Homeland Security proposals for PinPoint and expects to receive responses in 2011.

•

On May 25, 2010, the Company and Rodash 136 (Pty) Ltd, of South Africa, executed a Preferred International Distributor Agreement for Rodash to promote the licensing and distribution of Applied Visual Sciences’ PinPoint™ suite of software. Rodash will also provide support to licensees of the products. The three year agreement provides for automatic successive one year renewal periods, unless either party provides written notice to the other of its intention to terminate or to re-negotiate the agreement no less then one hundred and twenty days prior to the end of the then-current period. The Company appointed Rodash as the exclusive distributor for such products in Africa, Brazil, Argentina, Indonesia and Australia, although the agreement permits Applied Visual Sciences to enter into business relationships with original equipment manufactures for the licensing, distribution, or resale of PinPoint™ products in such geographic areas.

Signature Mapping™:

In healthcare, our focus in 2010 was dedicated on the development of an integrated solution for the detection of tuberculosis.   Applied Visual Sciences, Inc. undertook measures to meet objectives that many established, world-renowned individuals and companies have failed to achieve.  Our achievements:

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

•

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

•

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

•

July 9, 2010, we submitted a concept application to the Wellcome Trust, along with the LRS Institute of Tuberculosis & Research Development, an agency under Indian Government’s Ministry of Health and Family Welfare, for the application for the migration, development, and clinical evaluation of Signature Mapping TBDx™ system for Automatic Detection of AFB using Ziehl-Neelsen Stain and Bright Field Microscope.  The submission was in response to a request from the Indian government.

•

On November 29, 2010, the company installed its fully automated slide management and detection system in the NHLS National TB Reference Laboratory. The TBDx system is comprised of an auto-slide loader, bar code reader and 4 magazines with 200 slide capacity, upgraded BX41 fluorescence microscope, and Signature Mapping computer aided detection software and high resolution workstation with image processing and TB decision support capabilities.

•

On December 1, 2010, the Company and our South African partner, The Aurum Institute for Health Research, presented the TBDx™ fully automated system and the initial clinical findings from the first 496 of the 2500 cases analyzed to the senior management and physicians from the South African National Laboratory Services (“NHLS”). The initial results persuasively emphasizes the use of TBDx™ as a front end screening diagnostic system with the use of its decision support capabilities aiding the laboratory technologist in a decision support capacity. As a result, a decision was taken to revise the clinical protocol and add to the clinical study the combined performance of the TBDx™ system and the laboratory technologist. It was determined that this is a ‘real-world’ performance evaluation in which to conduct the study. As an additional outcome of the meeting, based on the strength of clinical findings and TBDx™ demonstration, the CEO of the National Health Laboratory Services together with their TB Program Director, agreed to conduct the next phase of the TBDx™ evaluation, the Demonstration Project. This is to be conducted at the Braamfontein Hospital in Johannesburg, South Africa under laboratory production conditions and acceptable clinical protocol. To perform the evaluation and testing, the NHLS was provided a quotation for three TBDx™ fully automated systems.

•

On December 6, 2010, delivered our first one fully automated Signature Mapping TBDx™ system to the South African National Health Laboratory Services (the "NHLS"), resulting in net revenue of $90,225.

•

On December 28, 2010, submitted with our partner LRSI Institute of TB & RD - Government of India, a preliminary application to the Wellcome Trust for the migration, development, and clinical evaluation of Signature Mapping TBDx™ system for Automatic Detection of AFB using Ziehl-Neelsen Stain and Bright Field Microscope.  This is in response to the Wellcome Trust’s invitation after the review of our concept application.

Other activities:

•

Received net proceeds of approximately $1,115,280 from certain private offerings of our securities, $262,500 from the exercise of warrants, and $37,350 from the exercise of stock options,

•

Converted all outstanding short-term notes in the principal amount of $675,000 and $71,999 of related interest, debenture holders converted $427,500 of outstanding principal amount, converted $147,441 of outstanding accounts payable, and our four executives and a consultant/director converted a portion of their accrued and unpaid wages, outstanding accounts payable, and other related compensation in an aggregate of $1,267,706,

•

On October 15, 2010, the Company entered into an agreement with the two remaining Series A Debenture holders to amend and effect a restructuring of the debentures. The agreement resulted in (i) an extension of the maturity date to June 30, 2011, (ii) $1,688,205 of outstanding principal amount of will not bear interest from July 1, 2010 through the new maturity date, (iii) converted $638,163 of unpaid regular interest for an aggregate of 2,552,653 shares of common stock, (iv) waived all defaults and released the Company from unpaid additional interest and late fees of $773,314, and default amounts of $2,541,739, (v) terminated the registration rights provision of the debentures, and (vi) the Company may force a conversion of the debentures under certain equity price and volume conditions,

•

On October 19, 2010, the United States Patent & Trademark Office (“USPTO”) issued to the Company Patent No. US 7,817,833, titled “System and Method for Identifying a Feature of Interest in Hyperspectral Data,” which is related to our underlying “intelligent imaging informatics” (3i™) technology for our security product.  This third patent issued to the Company extends our existing patent protection into image analysis domain where multiple images or pictures are created and utilized for automated computer analysis and assessment.  The patented process is capable of detecting objects of interests with a high degree of confidence; does not rely only on prior knowledge of an object’s shape, volume, texture or density to be effective; and is most powerful where the presence of disease or threat objects must be distinguished from healthy tissue or non-threat objects that are similar in color, brightness, and texture,

•

On November 23, 2010, The United States Patent & Trademark Office (“USPTO”) issued to the Company Patent No. US 7,840,048, titled “System and Method for Determining Whether There is an Anomaly in Date,” which is related to our underlying “intelligent imaging informatics” (3i™) technology for our security product.

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

OUR PRODUCTS

Our Core Technology - 3i™ Engine

We are a technology company that designs and develops imaging informatics solutions for delivery to our target markets through our subsidiaries Guardian Technologies International, Inc. for aviation/homeland security and Signature Mapping Medical Sciences, Inc., for healthcare. We utilize imaging technologies and analytics to create integrated information management technology products and services that address critical problems in healthcare and homeland security for corporations and governmental agencies. Each product and service can improve the quality and response time of decision-making, organizational productivity, and efficiency within the enterprise. Our product suite integrates, streamlines, and distributes business and clinical information and images across the enterprise.

Our core technology is an “intelligent imaging informatics” (“3i™”) engine that is capable of extracting embedded knowledge from digital images, and has the capacity to analyze and detect image anomalies. The technology is not limited by type of digital format. It can be deployed across divergent digital sources such as still images, x-ray images, video and hyper-spectral imagery. To date, the technology has been tested in the area of threat detection for baggage scanning at airports, for bomb squad applications and the detection of tuberculosis by analyzing digital images of stained sputum slides captured through a photo microscopy system. Varying degrees of research and development have been conducted in the areas of detection for cargo scanning, people scanning, military target acquisition in a hyper-spectral environment, satellite remote sensing ground surveys and mammography CAD products and radiologists’ diagnostic imaging tools. Product development in these areas is ongoing, and while there can be no assurance, we believe that the technology should produce results equal to or greater than those currently achieved in baggage scanning.

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

•

We have 11 pending patent applications (U.S. and foreign) and one U.S. provisional patent application covering the implementation of our core 3i™ technology.

•

Independently tested to high levels of reliability.  Outperformed current technologies by increasing detection rates and lowering false positives (current performance data based on reports by industry experts).

•

Multi-process application built on a foundation of algorithms, image filters, statistics, and physics.

We believe PinPoint™ is reaching technological feasibility as certain high-risk development issues are being addressed for the integration with manufacturers’ scanning equipment.  A major joint initiative between the Department of Homeland Security (DHS) and the National Electrical Manufacturers Association (NEMA) is expected to open a path to increase the interoperability of security equipment and provide a mechanism to use third party threat detection software as part of the screening solution.  This enabling initiative is the Digital Imaging and Communications in Security (DICOS) standard, similar to the Digital Imaging and Communications in Medicine (DICOM) standard.  With a defined standard for the output of each screening device, complimentary automated threat detection software can be appended to any x-ray equipment.  The schedule for publication of this standard is being driven by the expected purchase by DHS/TSA of new security screening equipment for over 400 US airports.  Applied Visual Sciences, Inc. personnel are participating in one of the three NEMA working groups drafting the DICOS standards.

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

The challenge for modern radiology is to improve the quality of clinical care while simultaneously reducing costs and improving patient outcomes.  To accomplish this goal, radiology has greatly expanded its use of various imaging modalities to include Nuclear Medicine, Ultrasound, Computer Tomography (“CT”), Magnetic Resonance Imaging (“MRI”), Positron Emission Tomography, and Digital Radiography (“X-ray”).  While significant improvements in diagnostic radiology have occurred using these imaging modalities, the same degree of technological advancements has not been available to help radiologists to accurately interpret and quantify the rapidly expanding number and diversity of imaging cases generated each day; and coupled with the level of difficulty in reading the image, radiologists are also prone to interpretation subjectivities, and misreads given the enormous patient loads and time constraints radiologists face each day. Studies and other literature indicate that radiologists are about 80% accurate at best in reading screening x-ray breast examinations - 75% accurate for women in their 40s. Certain studies have found that lesions are simply not detected 10 to 15% of the time. (See Milano C (1999). “Subjectivity Challenges Breast Cancer Exams and Diagnosis”.)  Such knowledge has resulted in a tendency towards additional procedures, such as biopsies which sometimes prove unnecessary. While traditional computer aided detection (“CAD”) assists radiologists by marking anomalies without providing additional visualization or analytical tools, CAD applications have certain characteristics that limit their capabilities. CAD results are associated with high false positive rates. The pattern recognition algorithms employed by CAD restrict their functionality to searching for a specific disease within a specific imaging modality. Applied Visual Sciences, Inc. is developing a new approach for radiographic image analysis based on our platform technology, Signature Mapping™.  It is the first image-analysis-based technology that we believe will be capable of “characterizing tissues” across a broad range of digital imaging modalities. The software has been designed to work seamlessly with Digital Imaging and Communication in Medicine (“DICOM”) images generated from any existing imaging modality.  It can be integrated into a Picture Archiving & Communication System (PACS) network, a stand-alone digital imaging modality, a diagnostic workstation or a clinical review workstation.

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

Signature Mapping™ appears to provide advantages for providing the knowledge for automatic detection.  The development of a “tissue characterization” and detection model employs the use of supervised machine learning and contextual image analysis to analyze and classify the features associated with the newly created “signatures.”  The fusion of these three technologies is known as Applied Visual Sciences, Inc.’s Intelligent Imaging Informatics 3i™. Unlike other pattern recognition methodologies, the 3i™ solution can reveal and differentiate inherent structures for all materials in an image regardless of the imaging modality used to create the image, the location within the image, the shape or texture, and the object orientation even if obscured by its relationship to other materials.

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

Tuberculosis

The Disease

The World Health Organization (“WHO”) has declared tuberculosis a global health emergency. The WHO has estimated that 2 billion of the world's population is infected with the tuberculosis bacteria. Furthermore, WHO statistics indicate that in 2006 approximately 9.2 million people developed tuberculosis and 1.5 million people died from the disease, mostly in underdeveloped countries. (See “Global Tuberculosis Control - surveillance, planning and financing,” WHO Report 2008.)

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

Clinical Value of Signature Mapping™

In connection with the development of our TBDx product, we have partnered with the Aurum Institute for Health Research (“Aurum Institute”).  The Aurum Institute, headquartered in Johannesburg, South Africa, is an internationally recognized medical research organization, a world leader in research and treatment involving tuberculosis, HIV/AIDS, malaria and other infectious diseases.  Under the collaborative partnership, Applied Visual Sciences, Inc. and the Aurum Institute’s scientists are expected to collaborate to perfect the use of Signature Mapping™ imaging technology to automatically detect, identify and quantify the bacteria that causes tuberculosis. Automation of these processes with Applied Visual Sciences, Inc.'s technology is expected to reduce labor costs, provide more timely diagnosis and delivery of therapeutic treatments, eliminate human errors and sharply improve detection rates and accuracy of diagnosis.  The Aurum Institute has also partnered with Applied Visual to expand its activities within the mining industry to include detection of silicosis. Silicosis is a form of lung disease resulting from occupational exposure to silica dust over a period of years. Silicosis causes slowly progressive fibrosis of the lungs, impairment of lung function and a tendency to tuberculosis of the lungs. In early internal tests, Signature Mapping™ has been shown to be capable of detecting silicosis.

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

The effectiveness of these algorithms was evaluated through a pilot study conducted with the Norris Cancer Center at the University of Southern California. The study consisted of two sets of mammographic cases, a training set and a testing set.  Both sets contained 40 normal and 40 confirmed solid cancer masses and were matched for levels of interpretation difficulty and patient age, variations in breast density, and types of tumors. Applied Visual used the training set for the development of its algorithms and for training the participating radiologists in the study.  The test set was used in the pilot study to gain clinical feedback and determine the effectiveness of the radiologist’s interpretations using Signature Mapping™. Preliminary clinical results based on the visual performance of five highly-skilled and experienced mammographers using the mammography-specific Signature Mapping™ process demonstrated improved accuracy and ease of use in the study.

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

While carcinomas are rarely found in cysts, they are difficult to accurately diagnose through the use of mammography because they cannot be distinguished from other well circumscribed solid masses unless they display several characteristic patterns of calcification. Applied Visual is optimizing Signature Mapping™ for the accurate characterization of cysts as part of ongoing development that includes an early-onset cancer detection model.

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

A major joint initiative between the Department of Homeland Security (DHS) and the National Electrical Manufacturers Association (NEMA) is expected to open a path to both increase the interoperability of security equipment as well as provide a mechanism to use third party threat detection software as part of the screening solution.  This enabling initiative is the Digital Imaging and Communications in Security (DICOS) standard, similar to the Digital Imaging and Communications in Medicine (DICOM) standard.  With a defined standard for the output of each screening device, complimentary automated threat detection software can be appended to any x-ray equipment.  The schedule for publication of this standard is being driven by the expected purchase by DHS/TSA of new security screening equipment for over 400 US airports.  Applied Visual Sciences, Inc. is a co-chair of one of the three NEMA working groups drafting the standard.

As highlighted below, in a recent NEMA article, “DICOS - Homeland Security Spending Keeps on Growing” - Published by, U.S. government expenditure for security solutions is expected to increase.  Management believes that Applied Visual Sciences, Inc. is positioned to be a third-party solution provider leveraging the standard output of all future security equipment procured by the US Government.  NEMA stated “Global homeland security spending has received a major boost in light of recent international terrorist events, as countries look at new ways to thwart terrorists and secure borders. Spending in the industry is expected to triple to $178 billion by 2015.  Security-related spending will include more sophisticated information technology and the protection of other vulnerable terrorist targets.  With the initial focus on airport security, NEMA has stepped up its outreach to DHS and TSA. Currently developing DICOS, the new NEMA standard will capture scans of checked baggage so that scans can be read by threat detection software. The new standard is expected to facilitate interoperability of security-imaging equipment. With DHS/TSA expected to purchase new equipment for over 400 U.S. airports, NEMA members have joined with DHS to develop the standard.  With Phase 1 of DICOS expected to be completed this year, NEMA has begun looking at other modalities. The security industry is looking at border, rail, seaport, industrial and nuclear plant security.”

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

Information regarding the amount of the TSA’s annual budget allocated for the purchase of software solutions that are able to detect threat items at U.S. airports and other similar facilities, such as PinPoint™, is not readily discernible from publicly available information or independent research reports. However, management estimates, based upon information derived from the FY 2006 and requested FY 2007 United States Department of Homeland Security (DHS) budget, that the DHS budget allocation for FY 2006 for software solutions that are able to detect threat items at U.S. airports and other facilities, such as PinPoint™, was approximately .77% of the DHS’ $41.1B budget, and that the budget allocation for the proposed FY 2007 DHS budget will be approximately 2.25%.  In addition, management estimates that the worldwide market for solutions such as PinPoint™ is estimated to be approximately twice the United States’ Homeland Security budget.  These estimates have been prepared by Applied Visual’s management and reflect certain assumptions of such management.  There can be no assurance that these estimates are or will prove to be accurate or that budget allocations or these estimates may not change, based upon changes in government’s budget priorities and other factors.

In addition to the baggage screening market, management expects to target the following additional markets for PinPoint™.  Further evaluation and market studies are required in order for a business plan to be developed and the assessment of development efforts necessary before entering the “People Portal” (whole body imagers) and “Cargo Scanning” markets.

Whole Body Imagers

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

Competition

The competition between the manufacturers of baggage (hand-held and small parcel) screening, luggage and large parcel screening, people screening for weapons and explosives detection, container and vehicle screening, and cargo screening is intense.  These same equipment manufacturers represent Applied Visual Sciences, Inc.’s major competition, and include: AS&E, Smiths-Detection, OSI Rapiscan, GE-InVision, and L3, each of which is better capitalized and has greater marketing and other resources than Applied Visual Sciences, Inc. The competition between manufacturers is intense in view of amounts appropriated by the U.S. Government for threat detection technologies. What is not so obvious is that the manufacturers that once held the largest share of installed base are at risk due to aging and inadequate technology.  Due to the agnostic nature of PinPoint™, we believe we can integrate PinPoint™ with any manufacturer’s scanning equipment.  We believe our technology improves the efficiency of the underperforming hardware and extends the obsolescence of the existing scanning equipment.  Funds previously appropriated for the upgrade or replacement of the in-place scanners could then be redeployed for the acquisition of required technologies such as body scanners or cargo scanners.

The equipment manufacturers in conjunction with software companies and academic institutions are attempting to develop sophisticated solutions to aid in the detection of contraband substances.  To date there has been no known solution developed.  We believe that Applied Visual Sciences, Inc.’s approach is unique in that it is a non-intrusive adjunct to the current manufacturers’ products.  The enhancement identifies contraband at an accuracy level that is higher than the methodology used today by TSA.

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

Applied Visual Sciences, Inc. believes that its ability to compete in the aviation security market is based upon such factors as: product performance, functionality, quality and features; quality of customer support services, documentation and training; and the capability of the technology to appeal to broader applications beyond the inspection of checked and carry-on baggage. Although we believe that PinPoint™ is superior to our competitors’ products in its detection capability and accuracy, PinPoint™ must also compete on the basis of price, throughput, and the ease of integration into existing baggage handling systems. Certain of our competitors may have an advantage over our existing technology with respect to these factors.

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

Although there is no current computer-aided-detection for TB sputum microscopy analysis, which can be identified as competition to Signature Mapping™, there are substitute technologies, which in the long run could compete for sputum specimen analysis.  The dipstick or biomarker approach could be considered a future competitor to Signature Mapping™. Ultimately, competition to our approach will be driven by its cost per procedure, ease-of-use, sensitivity and specificity, and ability to be used by non-trained or lightly trained personnel in the point of care environment. These emerging tests are Polymerase Chain Reaction, TB Breathalyzer, Q-Beta Replicase Assay, Transcription-Medicated Amplification, Ligase Chain Reaction, Strand Displacement Amplification, Nucleic Acid Sequence-Based Amplification and Branched DNA and Cepheid Systems GeneXpert® System.

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

PRODUCT DISTRIBUTION AND MARKETING

We have entered into the following distributor, strategic partnership, development, and consulting agreements with regard to our products:

Preferred International Distributor Agreement with Rodash 136 (Pty) Ltd, of South Africa

On May 25, 2010, the Company and Rodash 136 (Pty) Ltd, of South Africa, entered into a Preferred International Distributor Agreement.  Under the agreement, Rodash has agreed to promote the licensing and distribution of Applied Visual Sciences’ PinPoint™ suite of software. Rodash will also provide support to licensees of the products. The three year agreement provides for automatic successive one year renewal periods, unless either party provides written notice to the other of its intention to terminate or to re-negotiate the agreement no less then one hundred and twenty days prior to the end of the then-current period. The Company appointed Rodash as the exclusive distributor for such products in Africa, Brazil, Argentina, Indonesia and Australia, although the agreement permits Applied Visual Sciences to enter into business relationships with original equipment manufactures for the licensing, distribution, or resale of PinPoint™ products.

Preferred International Distributor Agreement Romador 168 (Pty) Ltd, of South Africa

On May 25, 2010, the Company and Romador 168 (Pty) Ltd, of South Africa, entered into a Preferred International Distributor Agreement.  Under the agreement, Romador has agreed to promote the licensing and distribution of Applied Visual Sciences’ Signature Mapping™ suite of software. Romador will also provide support to licensees of the products. The three year agreement provides for automatic successive one year renewal periods, unless either party provides written notice to the other of its intention to terminate or to re-negotiate the agreement no less then one hundred and twenty days prior to the then-current period. The Company appointed Romador as the exclusive distributor for such products in Africa, Brazil, Argentina, Indonesia and Australia, although the agreement permits Applied Visual Sciences to enter into business relationships with original equipment manufactures for the licensing, distribution, or resale of Signature Mapping™ products.

Memorandum of Understanding with Aurum Innova (Pty) Limited and the National Health Laboratory Services of South Africa

On March 24, 2009, Applied Visual Sciences, Inc. signed a Memorandum of Understanding (“MOU”) with Aurum Innova (Pty) Limited (“Innova”) and the National Health Laboratory Services of South Africa (“NHLS”).  The purpose of the agreement is for the parties to jointly undertake activities for the completion of our Signature Mapping™ Tuberculosis (“TBDx”) product for deployment in the NHLS laboratories.  The parties will collaborate to enhance TBDx™’s overall performance, customize its use for application in the National Health Laboratory Services tuberculosis diagnosis and quality management program, and clinically evaluate, measure, and test TBDx performance.  The collaboration includes conducting the clinical evaluation at selected NHLS laboratories that conduct sputum slide tuberculosis analysis and diagnosis.

Scientific Advisory Board in South Africa

In February 2009, Applied Visual Sciences, Inc. in conjunction with our partner the Aurum Institute established a Scientific Advisory Board in South Africa, and its members include Dr. Gavin J. Churchyard, founder and CEO of Aurum Institute for Health Research, Dr. David Clark, President of the Aurum Institute for Health Research, Dr. Gerrit Coetzee, Head of the National Tuberculosis Reference Laboratory of the National Health Laboratory Services, Dr. Bernard Fourie, Chief Scientific Officer with the Medicine in Need Inc organization, Mr. Stan Harvey, Acting Executive Regional Manager of the National Health Laboratory Services, and Dr. Natalie Beylis, Director of Laboratory Tuberculosis Services at the National Health Laboratory Services Braamfontein Hospital.  The responsibilities of the Scientific Advisory Board include the identification of product specifications for our Signature Mapping™ Tuberculosis (“TBDx™”) product, and determine how the technology will be implemented in South Africa.  The Scientific Advisory Board met in May 2009, and agreed on the requirements for TBDx application and detection performance, and overall customer requirements.  The establishment of the Scientific Advisory Board led to the memorandum of understanding between Applied Visual Sciences, Inc., Aurum, and NHLS, discussed above.

Master Development Agreement with Aurum Innova (Pty), Ltd.

On February 4, 2009, Applied Visual Sciences, Inc. signed a Master Development Agreement Aurum Innova (Pty), Ltd., a company related to the Aurum Institute for Health Research, and installed in February 2009 an alpha product of Signature Mapping™ tuberculosis (“TBDx”) software in a “retrofit configuration” for an evaluation by the National Health Laboratories (“NHLS”) in South Africa. This agreement extends the Company’s contractual relationship with Aurum that was first established with the signing of a Memorandum of Understanding on July 25, 2008.  The new agreement provides for the joint development of products and services aimed at the screening, early detection and staging of diseases including TB, silicosis, and malaria.  Each product will be the subject of a separate project specifications and the MDA included project specifications for our joint development of an automated TB sputum detection product.  Aurum has agreed to clinically evaluate the products, and the parties agreed to jointly market and sell, initially in South Africa but eventually in sub-Saharan Africa, the jointly developed products, including our Signature Mapping™ TBDx™ product, through third parties and/or through Aurum.  The Company agreed to pay Aurum a royalty on a product by products basis, based on the net revenue received by us through our distributors, and to be delineated by the parties.  Also, the Company agreed to pay Aurum a commission with regard to sales of the products by Aurum.  Further, Aurum has agreed to use every reasonable effort to raise funding to complete the development of a product following completion of the initial proof of concept.  Any intellectual property jointly developed by us and Aurum will be jointly owned.  The agreement may be terminated on one year’s prior written notice by either party, automatically terminates upon completion of project specifications and if no products are being marketed under the agreement, or for cause.  The agreement also contains certain confidentiality and indemnification provisions.

EMPLOYEES

As of December 31, 2010, we employed 13 full-time employees, and two prior full-time employees that continue to support the Company on a part-time as needed basis, as well as six that are on a temporary leave of absence. None of our employees is a party to a collective bargaining agreement and we believe our relationship with our employees is good. Moreover, we have accrued and unpaid salaries due to our employees and management in the amount of $4,986,115. We also employ certain consultants and independent contractors on a regular basis to assist in the completion of projects. It is our practice to require all our employees, consultants and independent contractors to enter into proprietary information and inventions agreements containing non-disclosure, non-compete and non-solicitation restrictions or covenants.

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

We were granted by the United States Patent & Trademark Office (“USPTO”) five patents related to our underlying 3i technology.  They are:

Date Granted	Patent No.	Patent Description
February 17, 2009	7,492,937	System and Method for Identifying Objects of Interest in Image Data – for Signature Mapping™
February 24, 2009	7,496,218	System and Method for Identifying Objects of Interest in Image Data – for PinPoint™
October 19, 2010	7,817,833	System and Method for Identifying Feature of Interest in Hyperspectral Data
November 23, 2010	7,840,048	System and Method for Determining Whether There is an Anomaly in Data
March 15, 2011	7,907,762	Method of Creating a Divergence Transform for Identifying a Feature of Interest in Hyperspectral Data

As of the date of this report, we have 11 pending patents applications (U.S. and foreign) and one U.S. provisional patent application further covering the implementation of our core 3i technology.   We cannot provide assurance that any or all of the remaining patent applications will issue to patents or that they will not be challenged, or that rights granted to us would actually provide us with an advantage over our competitors. Prior art searches have been conducted and, based on the results of these searches; we believe that we do not infringe any third party patents identified in the searches.

Due to the rapid pace of technological change in the software industry, we believe patent, trade secret and copyright protection are less significant to our competitive edge than factors such as the knowledge, ability and experience of our personnel, new product development, frequent product enhancements, name recognition and the ongoing reliability of our products.

RESEARCH AND DEVELOPMENT

Under United States’ generally accepted accounting principles, until technology is determined to be feasible, all related research and development expenditures must be expensed rather than capitalized. When a determination is made that software is feasible (commercially viable), then expenditures may be capitalized, as long as there are no high-risk development issues.  We determined that a high-risk development issue existed for integrating PinPoint into already existing scanning equipment.  Therefore, we have concluded that capitalizing such expenditures for PinPoint™ is currently inappropriate and have expensed all research and development costs to date. The PinPoint™ research and development costs for the years ended December 31, 2010, and 2009 were $4,669 and $141,836, respectively.  We also expense the research and development costs for our Signature Mapping™ (Medical Computer Aided Diagnosis) projects as these projects are not considered to be ready for commercial distribution. The Signature Mapping™ research and development costs for the years ended December 31, 2010, and 2009, were $152,686 and $347,755, respectively.  Our research and development costs are comprised of staff and consultancy expenses on our core technology in intelligent imaging informatics (“3i™”) engine that is capable of extracting embedded knowledge from digital images, as well as the capacity to analyze and detect image anomalies for our development of our PinPoint™ and Signature Mapping™.

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

PRINCIPAL OFFICES

We maintain our principal offices at 250 Exchange Place, Suite H, Herndon, Virginia  20170.  Our telephone number in the U.S. is (703) 464-5495.  Our Internet address is www.appliedvs.com.  Information on our website is not deemed to be part of this Annual Report on Form 10-K.

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

As of December 31, 2010, $1,688,205 in principal amount was outstanding under the debentures, and is due on June 30, 2011. Currently, we do not have sufficient cash resources to pay such debentures.  We may in the future seek to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to further extend their maturity date, although we have not reached any agreement with our debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures and related Series D Warrants.

Our business plan and technologies are unproven. We have generated minimal revenues from our operation, and incurred substantial operating losses since our inception.  We have very limited cash resources and we are reliant on external sources of financing to fund our operations, including our ongoing product development.

As of December 31, 2010, our revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations.  The principal amount due to our debenture holders as of December 31, 2010, was approximately $1,688,205, and matures on June 30, 2011. Also, we have outstanding trade and accrued payables of $6,788,582 including accrued salaries due to our employees and management of $4,986,115. Also, our Chief Executive Officer’s net outstanding noninterest-bearing loans were $117,100.

As of December 31, 2010, we had a cash balance of $4,874.  Subsequently and through April 5, 2011, at a series of closings, we received an aggregate of $350,000 (or $338,000, net of commissions and expenses of $12,000) from the issuance and sale of common stock and warrants, including $150,000 from Seaside, an institutional accredited investor.  Seaside has agreed to purchase additional shares if pre-established stock price and volume conditions are met during the eight months following the closing.  The stock price and volume conditions for the second closing were not met and there can be no assurance our shares will satisfy such conditions in connection with any subsequent closing. During the same period, certain vendors converted an aggregate of $242,650 of outstanding accounts payable into stock. In view of the foregoing, management believes these funds to be insufficient to fund our operations, absent any cash flow from operations or funds from the sale of our equity or debt securities. Currently, we are spending or incurring (and accruing) expenses of approximately $325,000 per month on operations and the continued research and development of our 3i technologies and products and including salaries and consulting fees. Management believes that we will require aggregate of approximately $3,900,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal and interest, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

In view of our limited revenues to date, we have relied and continue to rely substantially upon equity and debt financing to fund our ongoing operations, including the research and development conducted in connection with its products.  The proceeds from our financings are insufficient to fund our operations, pay our trade payables, to repay our unconverted debentures, or accrued and unpaid wages to our employees.  Therefore, the debentures holders, our employees or trade creditors may seek to enforce payment of amounts due to them, and our results of operations and financial condition could be materially and adversely affected and we may be unable to continue our operations.  Also, in the event we are unable to pay our employees, we may suffer employee attrition. There can be no assurances that we will be successful in our efforts to raise any additional financing, any bank borrowing, and research or grant funding. Moreover, in view of the current market price of our stock, we may have limited or no access to the capital markets.  Furthermore, under the terms of our agreements with the debenture holders, we are subject to restrictions on our ability to engage in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is based upon the trading price of our securities after initial issuance or otherwise subject to re-set. In view of the foregoing, we may be required to curtail operations significantly, or obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

During the twelve months ended December 31, 2010, our total stockholders’ deficit decreased by $2,529,598 to $10,164,515 and our consolidated net loss was $3,650,231 for the twelve months ended December 31, 2010. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence. Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

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

We have generated limited revenue from our PinPoint™ and Signature Mapping™ products.

We have generated limited revenue from the sale of our aviation and healthcare products.  We anticipate launching of our TBDx product during 2011; however, there can be no assurance we will be successfully in such launch or that we will generate revenue from our product.  We expect to incur additional product development costs to complete our Signature Mapping™ Tuberculosis project and other proof of concept projects as outside partners are solidified.  We completed a proof of concept project for the U.S. Department of Homeland Security (“DHS”) with regard to our PinPoint product in the first quarter of 2009 and we expect to incur additional product development cost for PinPoint’s™ cargo solution.  We expect to be able to start offering to cargo companies a threat detection solution to meet DHS guidelines that is expected to go into effect during 2012. There can be no assurance that we will be successful in launching the foregoing products in accordance with the foregoing timelines or that we will be successful in marketing and selling such products or generating significant revenue as anticipated.

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

During the year ended December 31, 2010, our total stockholders’ deficit decreased by $2,529,598 to $10,164,515, and our consolidated net loss was $3,650,231 for the year ended December 31, 2010. During 2010, our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception. Although we have obtained cash from certain financings, we continue to have outstanding loans from our chief executive officer of approximately $117,100, and accrued and unpaid salaries of our executive officers in the amount of $2,304,205 and to other employees of $2,681,910. In the event we are unable to pay our employees, we may continue to experience employee attrition which could materially adversely affect our business and operations, including our ongoing research and development activities. As of December 31, 2010, we employed 13 full-time employees, and two prior full-time employees that continue to support the Company on a part-time as needed basis, although their return to full-time is uncertain.  We also have six employees that are on a temporary leave of absence, and their return is also uncertain.

Dilutive effect of conversion of Series A Senior Convertible Debentures, exercise of Series D Warrants and Midtown placement agent’s warrants, and other warrants.

Under a securities purchase agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock. The Company issued an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants at a first closing held on November 8, 2006 and, due to the price reset conversion feature embedded in the notes and the warrants, the transaction was recognized as a liability under generally accepted accounting principles. We also issued an aggregate of 623,520 common stock purchase warrants to the placement agent in such financing which were upon terms substantially similar to the Series D Warrants. Due to milestone-related adjustments, the initial exercise price of $1.15634 may be reset and the maximum number of shares to be issued under the debentures was indeterminable as of December 31, 2007. The Company issued an additional $2,575,000 in principal amount of the Series A Debentures at a second closing held on April 12, 2007, following the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants. The Company allocated proceeds from the second closing to the embedded conversion features of the Series A Debentures and Series D Warrants that were recognizable as a liability under generally accepted accounting principles. One-half of the Series D Warrants became exercisable on November 8, 2006 (2,226,854 warrants), and the remaining one-half became exercisable on April 12, 2007 (2,226,855 warrants). The Series D Warrants and the placement agent’s warrants issued as compensation in the offering to Midtown Partners & Co., LLC, may be exercised via a cashless exercise if certain conditions are met. The Company considered ASC 815-40 (formerly EITF 00-19, relating to the provisions for Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock), and concluded that there were insufficient shares to share settle the contracts. The Series D Warrants that became exercisable at the first closing will expire on November 8, 2011, and those related to the second closing will expire in April 12, 2012. On April 1, 2007, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants issued as compensation to Midtown Partners & Co., LLC, were reset to a price $0.7453 per share, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008. As a result of a June 2009 financing in which the Company issued shares of common stock and warrants, the conversion price of our debentures and the exercise price of the Series D Warrants was adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the Series D Warrants (including the warrants the Company issued to the placement agent in the financing) were increased by an aggregate of 2,281,109 Series D warrants. Our outstanding Series A convertible debentures became due on November 7, 2008.  During the twelve months ended December 31, 2010, our debenture holders converted an aggregate of $427,500 in principal amount, and $638,163 of accrued interest into an aggregate of 4,262,653 shares of our common stock. As of December 31, 2010, an aggregate of $3,461,795 in principal amount of the Series A Debentures have been converted into 8,730,037 shares of common stock, an aggregate of $663,043 in interest amount have been converted into 2,675,576 shares of common stock, and an aggregate of 1,779,596 Series D Warrants have been exercised resulting in the issuance of 1,284,964 shares of common stock. Accordingly, as of December 31, 2010, an aggregate of $1,688,205 of principal amount of the debentures remain unconverted, and 4,995,222 Series D Warrants remain unexercised. Proceeds of the two offerings were used for the purpose of hiring new personnel, research and development, registration expenses, for general working capital purposes, and repaying $200,000 in loans made to us by Mr. Michael W. Trudnak, our Chairman and CEO.

As of the date of the filing of this report, approximately 13,566,734 warrants (excluding the warrants exercisable by the debenture holders) may be exercised pursuant to the cashless exercise provisions of such warrants, which may be subsequently resold as “restricted securities” under the provisions of Rule 144 under the Securities Act. Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.

We have incurred substantial debt which could affect our ability to obtain additional financing and may increase our vulnerability to business downturns. We may be unable to repay our Series A Debentures when they become due.

As of December 31, 2010, the aggregate principal due under our outstanding Series A Debentures was $1,688,205, which matures on June 30, 2011. Also, we have outstanding trade and accrued payables of $1,347,819, other accrued liabilities of $454,648, and accrued salaries due to our employees and management of $4,986,115. Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $117,100.  We are subject to the risks associated with substantial indebtedness, including that we may be unable to repay our Debentures when they come due; it may be more expensive and difficult to obtain additional financing; we are more vulnerable to economic downturns; and if we default under our indebtedness, we may not have sufficient funds to repay any outstanding principal.

Our certifying officers evaluated the effectiveness of our disclosure controls and procedures, and concluded that our disclosure controls were not effective for prior periods and that we had certain weaknesses in our internal controls over timely reporting.

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  The Certifying Officers designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is made known to management (including the Certifying Officers) by others within the Company, including its subsidiaries. We regularly evaluate the effectiveness of our disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly in our Forms 10-Q and annually in our Forms 10-K. In completing such reporting, we disclose, as appropriate, any significant change in our internal control over financial reporting that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As we disclosed in our Form 10-Q for the periods ended March 31, 2009 and June 30, 2009, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the periods covered by such reports. Although the Certifying Officers have determined that our disclosure controls and procedures were effective as of September 30, 2009, December 31, 2009, and during 2010, management continues to believe that refinement to our disclosure controls and procedures is an ongoing progress. The Audit Committee believes the Company should continue the following activities: (a) additional education and professional development for the Company’s accounting and other staff on new and existing applicable SEC filing requirements, certain applicable SEC disclosure requirements, and the timing of the filing thereof, and (b) reviewing disclosure requirements, including Form 8-K and Regulation S-K disclosure requirements, SEC staff guidance and interpretations related thereto. While management is responsible for establishing and maintaining our disclosure controls and procedures and has taken steps to ensure that the disclosure controls are effective and free of “significant deficiencies” and/or “material weaknesses,” the ability of management to implement the remediation of such weaknesses and deficiencies and the inherent nature of our business and rapidly changing environment may affect management’s ability to be successful with this initiative.

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

Our common stock is quoted on OTC Bulletin Board under the symbol “APVS.”  As a result, relatively small trades in our stock could have disproportionate effect on our stock prices.  No assurance can be made that an active market for our common stock will continue.

The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information for shares of stock that are not designated for quotation on a national securities exchange.  Trades in OTC Bulletin Board quoted stocks will be displayed only if the trade is processed by an institution acting as a market maker for those shares. Although there are approximately 12 market makers for our stock, these institutions are not obligated to continue making a market for any specific period of time.  Thus, there can be no assurance that any institution will be acting as a market maker for our common stock at any time.  If there is no market maker for our stock and no trades in those shares are reported, it may be difficult for you to dispose of your shares or even to obtain accurate quotations as to the market price for your shares.  Moreover, because the order handling rules adopted by the SEC that apply to other listed stocks do not apply to OTC Bulletin Board quoted stock, no market maker is required to maintain an orderly market in our common stock.  Accordingly, an order to sell our stock placed with a market maker may not be processed until a buyer for the shares is readily available, if at all, which may further limit your ability to sell your shares at prevailing market prices.

Because we became public through a reverse acquisition, we may not be able to attract the attention of major brokerage firms or institutional investors.

We became a public company through a reverse acquisition in June 2003.  Accordingly, securities analysts and major brokerage firms and securities institutions may not cover our common stock since there is no incentive to recommend the purchase of our common stock.  No assurance can be given that established brokerage firms will want to conduct any financing for us in the future.

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

Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock of which 6,000 have been designated as Series A Convertible Preferred Stock, 6,000 shares as Series B Convertible Preferred Stock, and 1,000 shares as Class C Convertible Preferred Stock, none of which shares are outstanding on the date of the filing of this report.  Accordingly, our board of directors may, without shareholder approval, issue one or more new series of preferred stock with rights which could adversely affect the voting power or other rights of the holders of outstanding shares of common stock.  In addition, the issuance of additional shares of preferred stock may have the effect of rendering more difficult or discouraging, an acquisition or change of control of Applied Visual Sciences, Inc.  Although we do not have any current plans to issue any shares of preferred stock, we may do so in the future.

We depend on key personnel.

Our success depends of the contributions of our key management personnel, including Mr. Michael W. Trudnak, Chairman, Chief Executive Officer, and Secretary, Mr. William J. Donovan, President and Chief Operating Officer, and Mr. Gregory E. Hare, our Chief Financial Officer and Treasurer.  If we lose the services of any of such personnel we could be delayed in or precluded from achieving our business objectives.  We do not have key man life insurance on any of our officers.

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

As of March 30, 2011, our directors and executive officers beneficially owned approximately 23.1% of our shares of common stock.  Accordingly, our directors, executive officers and two most highly compensated employees are entitled to cast an aggregate of 10,871,752 votes on matters submitted to our stockholders for a vote or approximately 12.8% of the total number of votes entitled to be cast at a meeting of our stockholders. These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders. These matters would include the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may discourage or prevent someone from acquiring our business.

Our ability to attract and retain additional skilled personnel may impact our ability to develop our technology and attract customers in growing our business. However, we have limited cash resources to hire additional personnel and have experienced employee attrition due to our inability to pay our employees.

We believe that our ability to attract, train, motivate and retain additional highly skilled technical, managerial and sales personnel, particularly in the areas of technology-based application development, business intelligence, knowledge extraction, management, product development, healthcare economics, radiology, integration and technical support, is essential to our future success.  Our business requires individuals with significant levels of expertise in knowledge extraction, business operations, mathematics, quantitative analysis, and machine learning.  Competition for such personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future.  Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult.  We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation to such personnel than we currently anticipate.  Also, due to our limited cash resources, we have not been able to pay our employees and have accrued and unpaid wages and other perquisites due to our current and certain former employees of approximately $4,986,115.  Accordingly, we have experienced employee attrition and may not be able to attract new employees when we need to do so. If we fail to attract and retain sufficient numbers of highly skilled employees, our ability to provide the necessary products, technologies, and services may be limited, and as a result, we may be unable to attract customers and grow our business.

Our lease expires in April 2011 and we may not be able to extend our existing lease or obtain a lease for new office space because of our financial condition and limited cash resources.

In February 2010, the Company elected not to exercise the renewal option provision with regard to our prior principal executive offices, and negotiated with the landlord to lease 3,269 square feet of office space in the same business park.  The new lease was entered into on April 13, 2010 and expires on April 30, 2011. Although the lease does not contain a renewal provision, we are negotiating to extend the lease. Due to our financial condition and limited cash, we may be unable to obtain a lease for new office space or on terms that are acceptable to us.

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

In 2010, the cost of certain international currencies has decreased, yet such costs may later increase, due to fluctuations in the exchange rate of the U.S. dollar against the Euro or other currencies.  Future fluctuations in this exchange rate or other currencies could adversely affect our results in the event we make foreign sales of our products.  From time to time, as and when we determine it is appropriate and advisable to do so, we will seek to mitigate the effect of exchange rate fluctuations through the use of derivative financial instruments. We cannot assure you, however, that we will continue this practice or be successful in these efforts.

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

During the latter half of 2006, we decided to establish a network of distributors, sales representatives and consultants to assist us in the distribution and licensing of our products domestically and in certain foreign countries, including those business relationship established during 2009 and 2010.  Such distributors, sales representatives and consultants have not effected any sales of our PinPoint™, or Signature Mapping™ products to date and we have no assurance they will be able to effect any such sales in the future.  We continue to review sales activities under certain of such arrangements and, as our agreements with such third parties expire, we may determine not to renew or we may terminate such agreements, or establish new relationships.

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

ITEM 2.     PROPERTIES

Applied Visual Sciences, Inc. previously leased 15,253 square feet for its headquarters building in Herndon, Virginia, pursuant to a 5 year commercial lease that expired on April 30, 2010.  The monthly rent during the lease was approximately $27,619.  The Company elected not to exercise the renewal option provision of the lease, and negotiated with the landlord to lease 3,269 square feet of office space in the same business park.  The new lease, for a monthly lease payment of $5,585, was entered into on April 13, 2010 and expires on April 30, 2011. The lease term included a security deposit of $22,244, of which one-half of the security deposit was returned after the first six months of the lease, resulting in a net security deposit at December 31, 2010 of $11,122. The Company believes that such office space will be sufficient for its current needs.  Although the lease does not contain a renewal provision, we are negotiating to extend the lease with provisions to expand as needed during the next 12 months.  The Company’s principal offices are located at 250 Exchange Place, Suite H, Herndon, Virginia 20170. Our telephone number at such address is (703) 464-5495.

ITEM 3.     LEGAL PROCEEDINGS

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board. Since, July 9, 2010, our stock has been quoted under the symbol “APVS,” and prior such time our stock was quoted under the symbol “GDTI.”  The following table sets forth the high and low bid prices for each quarter during 2010 and 2009.

Fiscal Year Ended December 31, 2010:	High	Low

First Quarter	$0.23	$0.11
Second Quarter	$0.48	$0.13
Third Quarter	$0.69	$0.25
Fourth Quarter	$0.38	$0.25

Fiscal Year Ended December 31, 2009:
First Quarter	$0.50	$0.08
Second Quarter	$0.40	$0.22
Third Quarter	$0.30	$0.17
Fourth Quarter	$0.25	$0.10

These quotations reflect interdealer prices, without retail markup, markdown, or commission and may not represent actual transactions.  As of March 30, 2011, there were approximately 330 holders of record of our common stock.  This amount does not include beneficial owners of our common stock held in “street name.”  Our stock and warrant transfer agent is Signature Stock Transfer, Inc., 2632 Coachlight Court, Plano, Texas. Signature’s telephone number in the U.S. is (972) 612-4120, and their Internet address is www.signaturestocktransfer@msn.com.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth, as of December 31, 2010, information with regard to equity compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	16,394,621	$0.32	11,812,819
Equity compensation plans not approved by stockholders	0	0	15,929,563
Total	16,394,621	$1.03	27,742,382

RECENT SALES OF UNREGISTERED SECURITIES

On February 24, 2011, we sold to an institutional accredited investor an aggregate of 600,000 shares of common stock and common stock purchase warrants to purchase an aggregate of 600,000 shares of common stock, for gross proceeds to us of $150,000 (or $136,000 net of certain expenses and sales commissions in the amount of $14,000).  The warrants are exercisable at a price of $0.25 per share for a period of five years after the date of issuance, contain a cashless exercise provision and other customary provisions. Also, we issued to a broker an aggregate of 72,000 placement agent’s warrants as compensation in connection with the offering.  The placement agent’s warrants are under the same terms and conditions as those issued to the institutional investor.  We paid a commission to the broker in the aggregate amount of $9,000 in connection with the offering.  The Common Stock and Warrants were sold to an accredited investor in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

From February 1 - 23, 2011, the Company sold an aggregate of 800,000 shares of Common Stock and an aggregate of 800,000 Class Q Common Stock Purchase Warrants to three accredited investors for gross proceeds to the Company of approximately $200,000 ($197,000, net of commissions and expenses in the amount of $3,000).  In connection with the sale of securities, a placement agent fee of $3,000 was paid. The Warrants issued are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire in thirty-six (36) months from the date of issuance. The Common Stock and Class Q Warrants were sold in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On February 7, 2011, the Company issued to a vendor 678,861 shares of common stock as full payment towards an outstanding accounts payable, with the fair value of the common stock of $213,163. The Common Stock was issued in reliance upon the exemption from the registration requirements set forth in Section 3(a)(9) and/or Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On January 31, 2011, the Company issued to a vendor 89,355 shares of common stock as final payment towards an outstanding accounts payable, with the fair value of the common stock of $29,487. The Common Stock was issued in reliance upon the exemption from the registration requirements set forth in Section 3(a)(9) and/or Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On January 4, 2011, the Company issued to a consultant 175,000 shares of common stock.  The Common Stock was issued in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On December 16, 2010, the Company agreed to convert a $50,000 outstanding convertible promissory note for 200,000 shares of common stock, and 200,000 Class M common stock purchase warrants. The conversion price of the note was $0.25 per share. The note holder also converted a total of $7,630 accrued and unpaid interest for an aggregate of 30,520 shares of common stock, and 30,520 Class M common stock purchase warrants. The warrants are exercisable at a price of $0.25 per share; contain certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance. The Common Stock and Class M Warrants were sold in reliance upon the exemption from the registration requirements set forth in Section 3(a)(9) and/or Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

During November through December 2010, the Company sold an aggregate of 400,000 shares of Common Stock and an aggregate of 400,000 Class P Common Stock Purchase Warrants to two accredited investors for gross proceeds to the Company of approximately $100,000. In connection with the sale of securities, a finder fee of $7,000 was paid and 28,000 Class P Warrants were issued. The Warrants issued are exercisable at a price of $0.50 per share; contain a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire in thirty-six (36) months from the date of issuance. The Common Stock and Class P Warrants were sold in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

During October through December 2010, the Company issued to a vendor 374,605 shares of common stock as payment towards an outstanding accounts payable. The Common Stock was issued in reliance upon the exemption from the registration requirements set forth in Section 3(a)(9) and/or Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On October 26, 2010, in accordance with an outstanding capital raise, four executives and a consultant/director of the Company converted a portion of their accrued and unpaid wages, outstanding accounts payable, and other related compensation in an aggregate of $1,267,706, for a total of 5,070,825 shares of Common Stock, and an aggregate of 5,070,825 Class N Common Stock Purchase Warrants. The Warrants issued are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire in sixty (60) months from the date of issuance.  The Company also issued to such executives and consultant/director, an aggregate of 1,000,000 shares of common stock, and such issuance was previously authorized for all employees as compensation for the hardship of not regularly receiving their salaries, wages, or other compensation that was due during June 2008 through January 2009, and the continued or continuing nonpayment of such amounts by the Company. The issuance of the Common Stock was not in lieu of the payment of such compensation which remained accrued and unpaid. The Common Stock and Class N Warrants were issued in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On October 18, 2010, the two outstanding debenture holders converted $638,163 of accrued and unpaid interest for 2,552,653 shares of common stock. The conversion price of the interest was $0.25, which was based on the conversion rate per the debenture agreement. The Common Stock was sold in reliance upon the exemption from the registration requirements set forth in Section 3(a)(9) and/or Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On October 1, 2010, the Company issued to a vendor 95,123 shares of common stock as payment towards an outstanding accounts payable, with the fair value of the stock of $29,488. The Common Stock was issued in reliance upon the exemption from the registration requirements set forth in Section 3(a)(9) and/or Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 6.     SELECTED FINANCIAL DATA

The selected financial data set forth below for Applied Visual Sciences, Inc. for the years ended December 31, 2010, and 2009, are derived from the audited consolidated financial statements and related notes included in this report. Historical results are not necessarily indicative of the results of operations for future periods.  The data set forth below is qualified in its entirety by and should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements set forth in full elsewhere in this report.

Selected Financial Date	Year Ended December 31
	2010	2009
Statement of Earnings Data:
Revenue	$ 110,499	$ 91,504
Operating loss	(4,643,400)	(5,583,584)
Net loss	(3,650,231)	(8,533,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	110,084	116,749
Stock-based compensation expense (1)	1,559,215	1,331,631
Amortization of derivative instruments (2)	-	541,155
Fair value of warrants issued - derivative instruments (3)	38,550	-
Revaluation of derivative instruments (income) (4)	(1,447,236)	2,571,389
Gain on settlement of debt (5)	(265,600)	(931,392)
Noncash broker compensation expense	-	32,000
Other noncash - stock issued in lieu of interest paid	681,117	35,481
Per Share Data:
Basic and Diluted Loss Per Share	$ (0.05)	$ (0.16)
Cash Flow Data:
Net cash provided (used) in operating activities	$ (1,230,527)	$ (2,320,209)
Net cash provided (used) in investing activities	(79,926)	(37,514)
Net cash provided by financing activities	1,306,230	2,283,454
Effect of exchange rates on cash and cash equivalents	390	2,199
Balance Sheet Data:
Cash and Cash Equivalents	$ 4,874	$ 8,707
Total Assets	756,749	746,779
Total Liabilities	10,822,318	13,398,581
Common Shares Subject to Repurchase	98,946	42,311
Stockholders' Equity (Deficit)	(10,164,515)	(12,694,113)

(1) Stock-based compensation expense represents the estimated fair value of stock-based compensation to employees and consultants in lieu of cash compensation.
(2) Represents non-cash interest expense, note discounts, and amortization of deferred financing costs associated with the convertible debentures issued in November 2006 and April 2007.

(3) Represents non-cash expense for issuance of warrants measured at fair value in consideration of ASC 815-40 (formerly EITF 00-19) relating to provisions for Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company*s Own Stock.

(4) Represents non-cash income from the revaluation of convertible debentures and related warrants issued in November 2006 and April 2007, and other warrants issued between November 2006 and May 20, 2008. This reflects the conclusion that convertible note contracts should be analyzed under the provisions of ASC 815-10 (formerly SFAS 133) relating to  *Accounting for Derivative Instruments and Hedging Activities,* and the embedded derivative features should be bifurcated and separately measured at fair value.  We also considered ASC 815-40 (formerly EITF 00-19) relating to the provisions for Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company*s Own Stock.  Also represents for 2010 and 2009, $2,587,216 and $1,864,917 respectively, provisions for a contingency due to a default provision of the convertible debentures and in considering FASB No. 5, "Accounting for Contingencies"

(5) Represents non-cash income from the elimination of the beneficial conversion feature upon conversion of debt related to the convertible debentures issued in November 2006 and April 2007. We considered ASC 815-40 (formerly EITF 00-19) relating to the provisions for Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company*s Own Stock.

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

Our independent registered public accounting firm’s report on the consolidated financial statements included herein for the years ended December 31, 2010 and 2009 contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

OVERVIEW

We were incorporated under the name Guardian Technologies International, Inc., in the Commonwealth of Virginia in 1989 and reincorporated in State of Delaware in February 1996. We changed our name to Applied Visual Sciences, Inc., on July 9, 2010.  Applied Visual Sciences, Inc. and its subsidiaries are collectively referred to herein as the “Company,” “Applied Visual,” “us,” “we,” or “our.”

Applied Visual Sciences is a technology company that designs and develops imaging informatics solutions for delivery to its target markets through its two operating subsidiaries: Guardian Technologies International, Inc. for aviation/homeland security and Signature Mapping Medical Sciences, Inc., for healthcare. The Company utilizes imaging technologies and analytics to create integrated information management technology products and services that address critical problems in healthcare and homeland security for corporations and governmental agencies. Each product and service can improve the quality and response time of decision-making, organizational productivity, and efficiency within the enterprise. Our product suite integrates, streamlines, and distributes business and clinical information and images across the enterprise.

Our core technology is an “intelligent imaging informatics” (“3i™”) engine that is capable of extracting embedded knowledge from digital images, and has the capacity to analyze and detect image anomalies. The technology is not limited by type of digital format. It can be deployed across divergent digital sources such as still images, x-ray images, video and hyper-spectral imagery. To date, the technology has been tested in the area of threat detection for baggage scanning at airports, for bomb squad applications and the detection of tuberculosis by analyzing digital images of stained sputum slides captured through a photo microscopy system. Varying degrees of research and development have been conducted in the areas of detection for cargo scanning, people scanning, military target acquisition in a hyper-spectral environment, satellite remote sensing ground surveys and mammography CAD products and radiologists’ diagnostic imaging tools. Product development in these areas is ongoing, and while there can be no assurance, we believe that the technology should produce results equal to or greater than those currently achieved in baggage scanning.

On July 19, 2010 we announced that we had expanded ours organizational structure to better reflect our business operations and to provide an enhanced operational structure to capitalize on domestic and international business and joint product development opportunities.  We changed our name to Applied Visual Sciences, Inc. (“APVS”) and our common stock began to be quoted on the OTC Bulletin Board under symbol “APVS.” APVS serves as the holding company and IT development organization for the group.  The Company has achieved certain significant corporate life cycle milestones that necessitated a more diverse corporate structure.  The purpose of the structure is to segregate distinct business operations into separate corporate entities, all under a single umbrella organization. Our two wholly-owned operating subsidiaries are: Guardian Technologies International, Inc. - the homeland security/defense technology entity, and Signature Mapping Medical Sciences, Inc. - the healthcare technology entity.  APVS will maintain ownership of all existing and in-process patents, as well as any future patentable technology developed by its research and development staffs, or developed as a tangential application of its core patented technologies.  Our subsidiaries will be the business operations focused on new product development, marketing, and sales for their respective markets.

By structuring in this manner, as a means to conduct business, we expect to realize the following benefits:

•

Creation of autonomous business units with defined measurable goals and objects;

•

Alignment of risk characteristics to the specific product, line of business or foreign market;

•

Provide a level of legal risk insulation to the core assets, the patents & intellectual property;

•

Flexibility to maximize tax benefits, both domestic & foreign activities;

•

Flexibility and ease in negotiating and structuring mergers, acquisitions, joint ventures, or joint development partnerships;

•

Facilitate the potential “spin-off” of one of the subsidiary entities;

•

Facilitate the potential sale of part of the company; and,

•

Attract investment from investors that focus on specific industries.

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

We offer two principal “intelligent imaging informatics” (“3i™”) products, and a third product, FlowPoint™ that was discontinued in 2008:

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

The market for contraband detection systems is anticipated to become intensely competitive and many of our competitors are better capitalized and have greater marketing and other resources than Applied Visual Sciences, Inc.  PinPoint™ continues to be developed to address the market for contraband detection. The extended alpha version working model of PinPoint™ has been tested successfully at live carry-on baggage checkpoints in three international airports. Integration within currently deployed manufacturers’ scanning equipment is a requisite to anticipated sales, and is considered a significant development risk. PinPoint™ is available for sale to customers; however no sales are anticipated until we are able to seamlessly integrate with the manufacturers’ scanning equipment. Towards that end, we signed a Strategic Alliance and Joint Development Agreement with Control Screening (d.b.a. AutoClear), and are integrating our PinPoint™ technology with their threat detection hardware (AutoClear 6040 baggage scanner and multi-view AT prototype scanner).

Currently, there are limited standards within the aviation security marketplace for the testing and validation of software technology solutions.  To date the marketplace has placed a premium on the newest innovations in hardware technology and has failed to grasp how a threat detection software solution can succeed.

A major joint initiative between the Department of Homeland Security (DHS) and the National Electrical Manufacturers Association (NEMA) is expected to open a path to both increase the interoperability of security equipment as well as provide a mechanism to use third party threat detection software as part of the screening solution.  This enabling initiative is the Digital Imaging and Communications in Security (DICOS) standard, similar to the Digital Imaging and Communications in Medicine (DICOM) standard.  With a defined standard for the output of each screening device, complimentary automated threat detection software can be appended to any x-ray equipment.  The schedule for publication of this standard is being driven by the expected purchase by DHS/TSA of new security screening equipment for over 400 US airports.  Applied Visual Sciences, Inc. is the co-chair of one of the three NEMA working groups drafting the DICOS standard.

As highlighted below in the NEMA article, “DICOS - Homeland Security Spending Keeps on Growing” - Published  by  HYPE , expenditures for security solutions are increasing.  Management believes Applied Visual Sciences, Inc. is well positioned to be a third party solution provider leveraging the standard output of all future security equipment procured by the US Government.  “Global homeland security spending has received a major boost in light of recent international terrorist events, as countries look at new ways to thwart terrorists and secure borders. Spending in the industry is expected to triple to $178 billion by 2015.  Security-related spending will include more sophisticated information technology and the protection of other vulnerable terrorist targets.  With the initial focus on airport security, NEMA has stepped up its outreach to DHS and TSA. Currently developing DICOS, the new NEMA standard will capture scans of checked baggage so that scans can be read by threat detection software. The new standard will facilitate interoperability of security-imaging equipment. With DHS/TSA expected to purchase new equipment for over 400 U.S. airports, NEMA members have joined with DHS to develop the standard.  With Phase 1 of DICOS expected to be completed this year, NEMA has begun looking at other modalities. The security industry is looking at border, rail, seaport, industrial and nuclear plant security.”

Management believes that international market acceptance of PinPoint™ as a viable threat detection solution will not only enhance our ability to sell worldwide, but it will open additional opportunities for the development of PinPoint™ as the “intelligent image” analysis solution for areas such as military target acquisition, satellite remote sensing, and additional opportunities within aviation security such as whole-body scanners and cargo scanning.  Additionally, we will seek support of the U.S. Congress and the equipment manufacturers through lobbying and other efforts.  We remain focused on the ongoing development of PinPoint™, particularly with respect to field test results as well as the promotion of DICOS as the medium for deployment.  This focus must be even sharper as we enter the pilot test arena where the duration of the pilot test, the conditions under which the pilot test is conducted, and the definition of success and failure will vary country-by-country. Market acceptance is a key to our future success.

Applied Visual Sciences, Inc. continued to perform research and development activities in accordance with the terms of its February 17, 2009 extension for two years of the Cooperative Research and Development Agreement (“CRDA”) with the Transportation Security Administration (“TSA”) that was initially signed on August 18, 2006, and previously renewed on August 8, 2007 and February 12, 2008, with the United States Department of Homeland Security Science and Technology Directorate, for testing and validation of the PinPoint™ product capabilities at the Transportation Security Labs (TSL). The project began on September 5, 2006 for explosive image collection, which is being followed by refinement of the development and testing of PinPoint™.  While TSA certification is not absolutely essential to the acceptance of Applied Visual Sciences, Inc.’s PinPoint™ product, we believe that having TSA certification and a business relationship with the TSA is important to our strategic growth plans, as the relationship represents an important opportunity to obtain contracts for the licensing of our baggage scanning applications and for future aviation and transportation security applications and solutions that we develop or enhance.

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

We submitted proposals for locations within the U.S. that are designated ‘high threat targets” to provide PinPoint™ for private facility security. These opportunities would permit Applied Visual Sciences, Inc. to have deployed sites in a public facility as well as other advantages.  We will continue to pursue opportunities for the deployment of our PinPoint™ product.

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

Signature Mapping™ appears to provide advantages for providing the knowledge for automatic detection.  The development of a “tissue characterization” and detection model employs the use of supervised machine learning and contextual image analysis to analyze and classify the features associated with the newly created “signatures.”  The fusion of these three technologies is known as Applied Visual Sciences, Inc.’s Intelligent Imaging Informatics 3i™. Unlike other pattern recognition methodologies, the 3i™ solution can reveal and differentiate inherent structures for all materials in an image regardless of:  The imaging modality used to create the image, Location within the image, Shape or texture, and Object orientation even if obscured by its relationship to other materials.

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

Although there is no current computer-aided-detection for TB sputum microscopy analysis, which can be identified as competition to Signature Mapping™, there are substitute technologies, which in the long run could compete for sputum specimen analysis.  The dipstick or biomarker approach could be considered a future competitor to Signature Mapping™. Ultimately, competition to our approach will be driven by its cost per procedure, ease-of-use, sensitivity and specificity, and ability to be used by non-trained or lightly trained personnel in the point of care environment. These emerging tests are Polymerase Chain Reaction, TB Breathalyzer, Q-Beta Replicase Assay, Transcription-Medicated Amplification, Ligase Chain Reaction, Strand Displacement Amplification, Nucleic Acid Sequence-Based Amplification and Branched DNA and Cepheid Systems GeneXpert® System.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Year Ended December 31
Category	2010	2009

Net cash provided (used) in operating activities	$ (1,230,527)	$ (2,320,209)
Net cash provided (used) in investing activities	(79,926)	(37,514)
Net cash provided by financing activities	1,306,230	2,283,454
Effect of exchange rates on cash and cash equivalents	390	2,199

Net increase (decrease) in cash	$ (3,833)	$ (72,070)

Net Cash Used in Operations

Net cash used in operating activities for the fiscal year ended December 31, 2010, was $1,230,527, compared with net cash used in operating activities of $2,320,209 during the same period for 2009, or a decrease in the use of cash for operating activities of $1,089,682 (47.0%). The decrease in the use of cash is due to: (i) lower operating costs of $1,851,931 (38.3%), including but not limited to an increase in revenue of $18,995 (20.8%), a decrease in cost of sales of $56,811 (55.7%), decreases in selling, general and administrative costs (other than depreciation and amortization, and stock based compensation) of $1,039,347 (25.2%), and a decrease in net interest income and expense (other than noncash items) of $736,781 (100.0%); and (ii) offset by a net decrease in components of operating assets and liabilities of $762,249 (30.3%).

Net Cash Used in Investing Activities

Net cash used in investing activities of $79,926 was for the net purchase of equipment and costs for patent applications for the year ended December 31, 2010. This compares with net cash used for the same activities of $37,514 for 2009, or an increase of $42,412, or 113.1%. The net increase is comprised of higher equipment costs for the TBDx project of $41,576 (1163.6%), and increased patent costs of $836 (2.5%). The Company anticipates it will continue to incur equipment costs during the current fiscal year ending December

31, 2011, as we design add-on features that extend our current products into other areas, and ongoing patent costs related to further protection of our PinPoint™ and Signature Mapping™ products.

Net Cash Provided by Financing Activities

Net proceeds from financing activities were $1,306,230 for the year ended December 31, 2010, compared with $2,283,454 for the same period in 2009, or a decrease of $977,224 (42.8%). Of the 2010 proceeds from financing activities, $1,115,280 (85.4%) was from the issuance of a new equity financing, $262,500 (20.1%) from the exercise of stock purchase warrants, $37,350 (2.9%) from the exercise of employee stock options, and $108,900 (8.4%) use of cash for the reduction of short-term note payable from an executive of the Company. The decrease in the net cash provided by financing activities is due to (i) a reduction of $725,000 (100.0%) from short-term convertible notes, (ii) a reduction of $443,174 (28.4) from the issuance of new equity financings, (iii) an increase in use of funds of $108,900 to reduce short-term note payable from an executive of the Company, (iv) an increase in funds of $262,500 (100%) from the exercise of common stock purchase warrants, and (v) an increase in funds of $37,350 from the exercise of employee stock options. Management is seeking, and expects to continue to seek to raise additional capital through equity or debt financings or bank borrowings, including through one or more equity or debt financings or bank borrowings to fund its operations, repay or repurchase its debentures, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

Cash and Cash Equivalents

Our cash and cash equivalents decreased during fiscal year ended December 31, 2010 by $3,833, compared to a decrease in cash and cash equivalents during the same period in 2009 of $72,070. As outlined above, the decrease in cash and cash equivalents for the current fiscal period was the result of; (i) cash used in operating activities of $1,230,527, (ii) cash used for the net purchase of equipment and patent costs of $79,926, (iii) an increase in cash by $1,306,230 from financing activities, and (iii) $390 from the favorable effect of currency exchange rates. The net change in cash and cash equivalents for the twelve months ending December 31, 2010, as compared to the same period in 2009, was $68,237 (94.7%), and is the result of a decrease in cash used in operating activities of $1,089,682 (47.0%), an increase from the net purchase of equipment and patent costs of $42,412 (113.1%), a decrease of 1,809 (82.3%) from the negative effect of currency exchange rates, and offset by a reduction of $977,224 (42.8%) from financing activities.

Working Capital Information - The following table presents a summary of our working capital at the end of each fiscal year:

	As of December 31
Category	2010	2009

Cash and cash equivalents	$ 4,874	$ 8,707

Current assets	93,682	42,300
Current liabilities	10,822,318	13,398,581
Working capital (deficit)	$ (10,728,636)	$ (13,356,281)

At December 31, 2010, we had a working capital deficit of $10,728,636, compared with a working capital deficit at December 31, 2009 of $13,356,281, a decrease in working capital deficit of $2,627,645 (19.7%). For 2010, overall current assets increased $51,382 (121.4%), including (i) decrease in cash and cash equivalents of $3,833, (ii) increase in accounts receivable of $57,655, and (iii) decrease in prepaid expenses of $2,440. Current liabilities decreased $2,576,263 (19.2%), with specific decreases in liabilities of $5,373,943, including: i) $3,808 in deferred revenue, ii) deferred rent of $9,132, (iii) $36,482 of accrued interest on short-term notes converted for stock, iv) $108,900 in note payable, related party, v) $219,400 for conversion of accounts payable for stock, vi) $265,600 for the reduction of derivative liabilities (beneficial conversion feature) due to conversions of debentures, vii) $402,742 for waiver by the debenture holders of additional interest and late fees, viii) $427,500 for conversion of debentures for stock, ix) $638,163 for conversion of regular interest on debentures for stock, (x) a decrease in short-term promissory notes of $675,000 that were converted for stock, and xi) waiver of prior years default provision by the debenture holders of $2,587,216, and specific increases in current liabilities of $2,797,680, including: (i) $405,439 in other trade payables, ii) $1,139,980 for the revaluation of derivative liabilities (beneficial conversion feature) related to the convertible debentures, and iii) $1,252,261 for the continued accrual and unpaid wages and related expenses for all employees.  As of December 31, 2010, the Company had cash and cash equivalents of $4,874 as compared to $8,707 on December 31, 2009. The decrease in cash is the net result of our operating, investing and financing activities outlined above. Our revenue generating activities during the period, as in previous years, have not produced sufficient funds for profitable operations, and we have incurred operating losses since inception. Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations. In addition to raising cash through additional financing activities, we may supplement our future working capital needs through the extension of trade payables and increases in accrued expenses. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

Other Liabilities

2009 Convertible Promissory Notes

During the period of June through August 2009, at a series of closings, Applied Visual Sciences, Inc. issued six-month convertible promissory notes to a total of 12 accredited investors’ in the aggregate principal amount of $725,000. The six-month notes accrued interest at a rate of 10% per annum. The notes were convertible, at the holder’s option, into shares of common stock at a conversion price of $0.25 per share. If converted, each holder is entitled to receive Class M common stock purchase warrants for the right to purchase an equal number of shares and they are exercisable at a price of $0.25 per share, contain certain anti-dilution and other customary provisions, and expire sixty (60) months from the date the warrants were issued. On December 31, 2009, the Company had an aggregate principal amount outstanding of $675,000 from eleven (11) note holders.  During the year ended December 31, 2010, all note holders converted an aggregate principal amount of $675,000 and $71,999 of accrued interest into an aggregate of 2,987,995 shares of common stock, and 2,987,995 Class M Warrants.  The Warrants issued are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire in sixty (60) months from the date of issuance.

2006 and 2007 Series A Debentures and Series D Common Stock Purchase Warrants

Under a securities purchase agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock. The Company issued an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants at a first closing held on November 8, 2006 and, due to the price reset conversion feature embedded in the notes and the warrants, the transaction was recognized as a liability under generally accepted accounting principles. We also issued an aggregate of 623,520 common stock purchase warrants to the placement agent in such financing which were upon terms substantially similar to the Series D Warrants. Due to milestone-related adjustments, the initial exercise price of $1.15634 may be reset and the maximum number of shares to be issued under the debentures was indeterminable as of December 31, 2007. The Company issued an additional $2,575,000 in principal amount of the Series A Debentures at a second closing held on April 12, 2007, following the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants. The Company allocated proceeds from the second closing to the embedded conversion features of the Series A Debentures and Series D Warrants that were recognizable as a liability under generally accepted accounting principles. One-half of the Series D Warrants became exercisable on November 8, 2006 (2,226,854 warrants), and the remaining one-half became exercisable on April 12, 2007 (2,226,855 warrants). The Series D Warrants and the placement agent’s warrants issued as compensation in the offering to Midtown Partners & Co., LLC, may be exercised via a cashless exercise if certain conditions are met. The Company considered ASC 815-40 (formerly EITF 00-19, relating to the provisions for Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock), and concluded that there were insufficient shares to share settle the contracts. The Series D Warrants that became exercisable at the first closing will expire on November 8, 2011, and those related to the second closing will expire in April 12, 2012. On April 1, 2007, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants issued as compensation to Midtown Partners & Co., LLC, were reset to a price $0.7453 per share, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008. As a result of a June 2009 financing in which the Company issued shares of common stock and warrants, the conversion price of our debentures and the exercise price of the Series D Warrants was adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the Series D Warrants (including the warrants the Company issued to the placement agent in the financing) were increased by an aggregate of 2,281,109 Series D warrants. Our outstanding Series A convertible debentures became due on November 7, 2008.  During the twelve months ended December 31, 2010, our debenture holders converted an aggregate of $427,500 in principal amount, and $638,163 of accrued interest into an aggregate of 4,262,653 shares of our common stock. As of December 31, 2010, an aggregate of $3,461,795 in principal amount of the Series A Debentures have been converted into 8,730,037 shares of common stock, an aggregate of $663,043 in interest amount have been converted into 2,675,576 shares of common stock, and an aggregate of 1,779,596 Series D Warrants have been exercised resulting in the issuance of 1,284,964 shares of common stock. Accordingly, as of December 31, 2010, an aggregate of $1,688,205 of principal amount of the debentures remain unconverted, and 4,995,222 Series D Warrants remain unexercised. Proceeds of the two offerings were used for the purpose of hiring new personnel, research and development, registration expenses, for general working capital purposes, and repaying $200,000 in loans made to us by Mr. Michael W. Trudnak, our Chairman and CEO.

As of the date of the filing of this report, approximately 13,566,734 warrants (excluding the warrants exercisable by the debenture holders) may be exercised pursuant to the cashless exercise provisions of such warrants, which may be subsequently resold as

“restricted securities” under the provisions of Rule 144 under the Securities Act. Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.

Our outstanding Series A 10% Senior Convertible Debentures became due on November 7, 2008 and the Company was considered in default for nonpayment of principal and unpaid interest and late fees.  The holders though had not sought to enforce their rights under the default provisions of the debentures.  On October 15, 2010, the Company entered into an agreement with the two remaining Series A Debenture holders to amend and effect a restructuring of the debentures. Under the agreement, the Company and two debenture holders agreed: (i) to an extension of the maturity date of the debentures to June 30, 2011, (ii) that the $1,688,205 of outstanding principal amount of will not bear interest from July 1, 2010 through the new maturity date, (iii) that, in exchange for the amounts of accrued but unpaid regular interest of approximately $638,163, and waived all additional interest and late fees, liquidated damages and certain other amounts due under the debentures (“Interest and Default Amounts”) the Company issued an aggregate of 2,552,653 shares of common stock, (iv) that all claims with regard to the payment of the Interest and Default Amounts and all prior events of default under the Debentures and breaches of any covenant, agreement, term or condition (“Defaults”) in the debenture transaction documents would be waived and the Company was released from any claims with respect to the Additional Interest and Late Fees of approximately $773,314, and Default Amounts of approximately $2,541,739, and prior Defaults Events, (v) to terminate the registration rights agreements between the Company and each debenture holder, and (vi) that the Company may force a conversion of the debentures under certain conditions. The Company and the debenture holders also agreed to certain other amendments to the debentures and transaction documents covering the issuance of the debentures. During 2010, the debenture holders converted an aggregate of $427,500 in principal amount into an aggregate of 1,710,000 shares of our common stock. The Company has and may in the future seek to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although the Company has not reached any agreement with our debenture holders with regard to any such repayment, repurchase or extension.  The Company’s ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.

Also under the Debenture amendment agreement, the Debenture holders agreed, commencing March 3, 2011, that the Company may force a conversion of the Debentures.  Such a forced conversion may only be effected once every 90 days and the ability of the Company to force any such conversion is subject to certain equity conditions, which conditions were amended under the terms of the Debenture Amendment Agreement in accordance with the following:

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

The Company did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008, through October 1, 2010, which may be deemed to be events of default under the debentures.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after we become aware of such default, will be deemed an event of default. The Company has not maintained the registration of the shares underlying the debentures and Series D Warrants to permit the reoffer and resale of such shares as required under the terms of our agreements with the holders of the debentures which also may have been deemed an event of default under the Debentures.

Failure to pay the principal, unpaid interest and certain late fees under the Debentures when due may have constituted an event of default under the debentures and failure to remit payment of the debentures and all late fees may have resulted in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law, although the holders did not seek to enforce their rights under the debentures.  We did not maintain the registration of the shares underlying the debentures and Series D Warrants in order to permit the reoffer and resale of such shares as required under the terms of our agreements, which also may be deemed an event of default under the debentures.  If an event of default occurs under the debentures, the debenture holders could elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrued at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law. In the event the debenture holders had made such a demand, the Company had insufficient funds to meet such demand. In anticipation of such election by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default on December 31, 2007 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the default amount as of December 31, 2009 at approximately $2,587,216, and on September 30, 2010 at approximately $2,541,739. This default amount was recognized as interest expense in Fiscal 2007 of approximately $645,641, an additional $76,658 during Fiscal 2008, $1,864,917 during Fiscal 2009, and a net reduction of interest expense during Fiscal 2010 of $45,477. On October 15, 2010, the two remaining Series A Debenture holders waived all defaults and default amount of $2,541,739, which the Company reversed to interest expense.

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

As discussed above, the payment of interest in shares of our stock, the redemption of the Debentures and the occurrence of certain other events, was subject to a requirement that certain equity conditions (“equity conditions”) were met, as follows: (i) we have honored all conversions and redemptions of a Debenture by the holder, (ii) we have paid all liquidated damages and other amounts due to the holder, (iii) the registration statement covering the resale of the shares underlying the Debentures and Series D Warrants is effective permitting a holder to utilize the registration statement to resell its shares, (iv) our stock is traded on the OTC Bulletin Board or other securities exchange and all of the shares upon conversion or exercise of the Debentures and Series D Warrants are listed for trading, (v) we have sufficient authorized but unreserved shares of our common stock to cover the issuance of the shares upon conversion or exercise of the Debentures and Series D Warrants, (vi) there is no event of default under the Debentures, (vii) the issuance of the shares would not violate a holder’s 4.99% or 9.99% ownership restriction cap, (viii) we have not made a public announcement of a pending merger, sale of all of our assets or similar transaction or a transaction in which a greater than 50% change in control of the Company may occur and the transaction has not been consummated, (ix) the holder is not in possession of material public information regarding us, and (x) the daily trading volume of our shares for 20 consecutive trading days prior to the applicable date exceeds 100,000 shares.  Under the terms of the Debenture Amendment Agreement, (A) the equity condition in (iii) above was amended to provide that such condition is met if, in the alternative, the shares issuable upon conversion of the Debentures may then be resold pursuant to Rule 144 without restriction or limitation and the Company has delivered to a holder an opinion of the Company’s counsel that such resale may legally be made and provided the holder has furnished a representation letter reasonable acceptable to the Company’s counsel that the holder is not an “affiliate” for purposes of Rule 144; (B) the equity condition in (vi) above was amended to except an event of default that has previously been waived; and (C) the equity condition in (x) above was amended to except circumstances where another volume condition is applicable.

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

We also granted to each purchaser of the Debentures and Series D Warrants the right to participate in any offering by us of common stock or common stock equivalents until the later of (i) 12 months after the effective date of the registration statement and (ii) the date a purchaser holds less than 20% of the principal amount of the Debenture the purchaser originally agreed to purchase, except for an exempt issuance or an underwritten public offering of our common stock.  Purchasers may participate in such an offering up to the lesser of 100% of the future offering or the aggregate amount subscribed for under the securities purchase agreement by all purchasers. Although such common stock offerings have occurred, the original purchasers have not yet elected to participate in any such offerings through the date of the filing of this report, and have notified the Company that they do not want to participate in any future financings.

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

2006 through 2010 Short-Term Promissory Notes, Related Party

On April 21, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, our Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned the Company $200,000. The Company issued a non-negotiable promissory note, dated effective April 21, 2006, to Mr. Trudnak in the principal amount of $200,000. The note is unsecured, non-negotiable and non-interest bearing. The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default. The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum. The note is not assignable by Mr. Trudnak without our prior consent. The Company may prepay the note in whole or in part upon ten days notice. On October 21, 2006, Mr. Trudnak extended the due date of the loan to December 31, 2006. Subsequently, on October 3 and October 18, 2006, Mr. Trudnak loaned the Company $102,000 and $100,000, respectively, on substantially the same terms as the April 21, 2006 loan, except that each loan is due six months after the date thereof. Accordingly, following such additional loans, the Company owed an aggregate of approximately $402,000 to Mr. Trudnak. On November 10, 2006, Mr. Trudnak extended the due dates of such loans to May 31, 2007, except that $100,000 of the April 21, 2006, loan becomes due upon the Company raising $2,500,000 in financing after November 6, 2006, and the remaining amount of $202,000 of such loans become due upon the Company raising an aggregate of $5,000,000 in financing after November 6, 2006, and prior to May 31, 2007. Following the first closing of our Debenture and Series D Warrant financing on November 8, 2006, the Company repaid $100,000 on November 20, 2006, in principal amount of the April 1, 2006 loan, and paid an additional $100,000 to Mr. Trudnak on April 17, 2007 upon the second closing of our Debenture and Series D Warrant financing. On May 31, 2007, Mr. Trudnak extended the due dates of the remaining loans to May 31, 2008. Although, the anticipated payment of $202,000 had not been made, and Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008, for total outstanding notes of $226,000.  Subsequently, the maturity date of the outstanding loans was extended to May 31, 2009, and subsequently to May 31, 2010.  On June 1, 2010, the outstanding loans were extended to June 30, 2011.  During 2010, the Company repaid an aggregate of $108,900 of the notes, resulting in an outstanding balance at December 31, 2010, of $117,100. The terms of the above transaction were reviewed and approved by the Company’s audit committee and by our Board of Directors.

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

Financial Condition, Going Concern Uncertainties and Events of Default

During the year ended December 31, 2010, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Our independent registered public accounting firm’s report on the consolidated financial statements included herein, and in our annual report on Form 10-K for the year ended December 31, 2009, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

During the period of June through August 2009, at a series of closings, Applied Visual Sciences, Inc. issued six-month convertible promissory notes to a total of 12 accredited investors’ in the aggregate principal amount of $725,000. The six-month notes accrued interest at a rate of 10% per annum. The notes were convertible, at the holder’s option, into shares of common stock at a conversion price of $0.25 per share. If converted, each holder is entitled to receive Class M common stock purchase warrants for the right to purchase an equal number of shares and they are exercisable at a price of $0.25 per share, contain certain anti-dilution and other customary provisions, and expire sixty (60) months from the date the warrants were issued. On December 31, 2009, the Company had an aggregate principal amount outstanding of $675,000 from eleven (11) note holders.  During the year ended December 31, 2010, all note holders converted an aggregate principal amount of $675,000 and $71,999 of accrued interest into an aggregate of 2,987,995 shares of common stock, and 2,987,995 Class M Warrants.  The Warrants issued are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire in sixty (60) months from the date of issuance.

Our outstanding Series A 10% Senior Convertible Debentures became due on November 7, 2008 and we were considered in default for nonpayment of principal and unpaid interest and late fees.  The holders though had not sought to enforce their rights under the default provisions of the debentures.  On October 15, 2010, we entered into an agreement with the two remaining Series A Debenture holders to amend and effect a restructuring of the debentures. Under the agreement, we agreed with two debenture holders: (i) to an extension of the maturity date of the debentures to June 30, 2011, (ii) that the $1,688,205 of outstanding principal amount of will not bear interest through the new maturity date, (iii) that, in exchange for the amounts of accrued but unpaid regular interest of approximately $638,163, and waived all additional interest and late fees, liquidated damages and certain other amounts due under the debentures (“Interest and Default Amounts”) we issued an aggregate of 2,552,653 shares of common stock, (iv) that all claims with regard to the payment of the Interest and Default Amounts and all prior events of default under the Debentures and breaches of any covenant, agreement, term or condition (“Defaults”) in the debenture transaction documents would be waived and the Company was released from any claims with respect to the Additional Interest and Late Fees of approximately $773,314, and Default Amounts of approximately $2,541,739, and prior Defaults Events, (v) to terminate the registration rights agreements between the Company and each debenture holder, and (vi) that we may force a conversion of the debentures under certain conditions. The Company and the debenture holders also agreed to certain other amendments to the debentures and transaction documents covering the issuance of the debentures.  During the year ended December 31, 2010, the debenture holders converted an aggregate of $427,500 in principal amount into an aggregate of 1,710,000 shares of our common stock.

As of December 31, 2010, we have outstanding trade and accrued payables of $1,347,819, other accrued liabilities of $454,648, and accrued salaries due to our employees and management of $4,986,115. Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $117,100.

From March through September 2010, we sold securities of the Company to certain accredited investors in a series of closings, and issued an aggregate of 4,424,000 shares of common stock and 4,424,000 Class N Warrants for gross proceeds of $1,106,000 (or $1,022,280, net of commission and expenses of $83,720). The Class N Warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance.  During November through December 2010, we sold securities of the Company to certain accredited investors in a series of closings, and issued an aggregate of 400,000 shares of common stock and 400,000 Class P Warrants for gross proceeds of $100,000 (or $93,000, net of commission and other expenses of $7,000). The Class P Warrants are exercisable at a price of $0.50 per share; contain piggyback registration rights, certain anti-dilution and other customary provisions. The warrants expire three years after the date of issuance.

As of December 31, 2010, we had a cash balance of $4,874.  Subsequently and through April 5, 2011, we received $350,000 (or $338,000, net of commissions and expenses of $12,000) from the issuance and sale of common stock and warrants in a private offering.  Included in the subsequent closings is $150,000 under a February 23, 2011, Securities Purchase Agreement executed by the Company with an institutional accredited investor for up to $1,000,000, under certain stock price and volume conditions. Management believes these funds to be insufficient to fund our operations, absent any cash flow from operations or funds from the sale of our equity or debt securities. We are currently spending or incurring (and accruing) expenses of approximately $325,000 per month on operations and the continued research and development of our 3i technologies and products.  Management believes that we will require aggregate of approximately $3,900,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date and the convertible note, the debenture and convertible note holder do not convert such debt or require payment of principal and interest, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures (excluding convertible notes), we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

In view of Applied Visual Sciences’ limited revenues to date, we have relied and continues to rely substantially upon equity and debt financing to fund its ongoing operations, including the research and development conducted in connection with its products.  The proceeds from our financings are insufficient to fund our operations, pay our trade payables, repay our unconverted debentures, or accrued and unpaid wages to our employees.  Therefore, the debentures holders, our employees or trade creditors may seek to enforce payment of amounts due to them, and our results of operations and financial condition could be materially and adversely affected and we may be unable to continue our operations.  Also, in the event we are unable to pay our employees, we may suffer employee attrition. There can be no assurances that we will be successful in our efforts to raise any additional financing, any bank borrowing, and research or grant funding. Moreover, in view of the current market price of our stock, we may have limited or no access to the capital markets.  Furthermore, under the terms of our agreements with the debenture holders, we are subject to restrictions on our ability to engage in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is based upon the trading price of our securities after initial issuance or otherwise subject to re-set. In view of the foregoing, we may be required to curtail operations significantly, or obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

During the year ended December 31, 2010, our total stockholders’ deficit decreased by $2,529,598 to $10,164,515 and our consolidated net loss was $3,650,231 for the year ended December 31, 2010. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence. Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

CONSOLIDATED RESULTS OF OPERATIONS

The following analysis reflects the consolidated results of operations of Applied Visual Sciences, Inc. and its subsidiaries.

Fiscal 2010 as Compared with Fiscal 2009

Net Revenues.  Net revenues increased by $18,995 or 20.8%, to $110,499. The increase is due to higher revenue form our healthcare product and lower funded research and development and consulting services.  Revenue for fiscal 2010 includes, $90,226 from the sale of our first fully automated Signature Mapping TBDx™ system installed at the South African National Health Laboratory Services (NHLS) to complete the clinical evaluation of TBDx™, and $20,273 from research activities of our security services for the completion of a 2009 joint initiative between the Department of Homeland Security (DHS) and the National Electrical Manufacturers Association (NEMA) Phase I of the Digital Imaging and Communications in Security (DICOS) project to establish communication standards within the security industry.  Phase II of DICOS is anticipated to begin in March 2011. The revenue from the Signature Mapping TBDx™ system installed at the NHLS of $90,226, includes, $67,670 for software license and $22,556 for equipment.  Fiscal 2009 revenue consisted of $91,504 from research activities of our security services for Phase I of the DICOS project.

Cost of Sales.  Cost of sales for Fiscal 2010 was $45,104 (40.1% of net revenue), compared to $101,915 (111.4% of net revenue) during the same period in 2009, a decrease of $56,811, or 299.1% of the increase in net revenue. The decreased costs are the result of: i) lower labor and other costs for the DICOS Phase I project of $87,130, and increased costs due to hardware and related costs for the TBDx™ system of $30,319.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for fiscal 2010, decreased by $864,378 (15.5%) to $4,708,795 for 2010, as compared to $5,573,173 for the same period in 2009. The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the fiscal years ended December 31.

	Twelve Months Ended December 31
	2010	2009	$ Change	% Change

Payroll and related costs	$ 2,027,183	$ 2,470,072	$ (442,889)	(17.9)
Professional fees	496,140	536,592	(40,452)	(7.5)
Research and development costs	157,355	489,591	(332,236)	(67.9)
Insurance costs	86,029	93,622	(7,593)	(8.1)
Rent - building and equipment	158,319	307,361	(149,042)	(48.5)
Travel and related	61,092	99,124	(38,032)	(38.4)
Miscellaneous expenses	99,328	128,431	(29,103)	(22.7)
Depreciation and amortization	110,084	116,749	(6,665)	(5.7)
Stock-based compensation	1,513,265	1,331,631	181,634	13.6
Total	$ 4,708,795	$ 5,573,173	$ (864,378)	(15.5)

Payroll and related costs, which includes salaries, commissions, taxes and benefits, decreased $442,889 (17.9%), due to four employees being on temporary leave of absence, although two, continue to support the Company on a part-time basis as needed.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees decreased in 2010 versus in 2009 by $40,452 (7.5%) due to: (i) an increase in legal fees of $27,992, (ii) a decrease in general consultants and investor relations services of $28,162, (iii) a decrease in accounting services by $47,931, and (iv) a net increase of $7,649 for various miscellaneous services and fees.

Research and development (“R&D”) costs decreased in fiscal 2010, compared to fiscal 2009 by $332,236 (67.9%), due to: (i) reduced activities during the period for our PinPoint™ product, or a reduction of $137,167 (96.7%), (ii) reduced R&D activities for Signature Mapping TBDx™ project of $195,069 (56.1%) since the focus for TBDx™ during the period was one of refinement than development.

Insurance costs in fiscal 2010 were $86,029 compared to $93,622 during fiscal 2009, a decrease of $7,593 (8.1%). The decrease is attributed to a reduction in commission and service fees to our insurance broker effective March 1, 2009.

Rent decreased by $149,042 (48.5%) to $158,319 in fiscal 2010, as compared to $307,361 in fiscal 2009, due to the Company relocating its office, effective May 1, 2010, to a smaller facility of approximately 3,269 square feet of space, whereas our previous office lease was for approximately 15,253 square feet. The new lease expires April 30, 2011, and takes advantage of better market conditions and adjusts for our anticipated needs over the coming year. The fixed monthly rent of $5,585 reduces our monthly operating costs by approximately $22,648.

Travel and entertainment expense for fiscal 2010 were $61,092 compared to fiscal 2009 of $99,124, or a decrease of $38,032 (38.4%).  The decrease is due to decreased travel costs associated with general business development activities and greater utilization of electronic communication than travel, and we focused travel costs specifically for our Signature Mapping™ Tuberculosis sales activities.

Miscellaneous expense decreased by $29,103 (22.7%) to $99,328 during fiscal 2010, as compared to fiscal 2009 of $128,431. The net decrease during 2010 is related to: i) a reduction of $6,337 for software maintenance fees (ii) no bad debt expense in 2010 versus $11,800 during 2009, (iii) decrease of $11,884 for lower payment penalties and late fees, (iv) a reduction of $14,325 for overall data and telephone communication costs due to a renegotiated contract with our carrier, (v) a decrease of $3,238 in various miscellaneous expenses not incurred during 2010, (vi) an increase in use and franchise taxes of $4,722, and (vii) an increase of $13,759 for office relocation and maintenance costs to a new facility under a one year lease.

Depreciation and amortization expense in selling, general, and administrative for fiscal 2010 of $110,084 compared to the same period for 2009 of $116,749, or a decrease of $6,665 (5.7%). The decrease in depreciation expense is due to acquired assets that became fully depreciated during the second half of 2009.

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee members of our Board of Directors, and consultants in lieu of cash compensation. During fiscal 2010, the Company recognized an expense associated with employee and non-employee director’s stock-based compensation of $1,212,663, and $300,602 of consulting expense. During fiscal 2009, the Company recognized stock-based compensation expense for employees and non-employee directors of $1,214,113 and consultants of $117,518.  Stock-based compensation for employees and non-employee directors decreased by $1,450 (0.1%), and stock-based compensation expense for consultants increased by $183,084 (155.8%), which reflects an increased usage of stock-based compensation versus cash compensation for consultants.

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

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income. Other income during fiscal 2010 was $993,169 compared to other expense of $2,949,930 for the same period last year, for a net decrease of $3,943,102 (133.7%).

There was no interest income from interest bearing accounts in fiscal 2010, compared to $3 for the same period in 2009. The decrease of $3 (100.0%) from the same period last year is attributed to a lower average daily cash balance in interest bearing accounts during the course of 2010.

Interest income for fiscal 2010 was $993,169, compared to interest expense of $2,949,933 for fiscal 2009, or a decrease in interest expense of $3,943,102 (133.7%). The activity for fiscal 2010 and the variances to fiscal 2009 include: (i) interest expense of $681,117, or a decrease of $48,663 (6.7%), (ii) no financing costs in 2010 versus an expense of $39,000 in 2009, (iii) an expense of $1,139,980 for the revaluation of beneficial conversion feature of the outstanding debentures, or an increase of $94,995 (9.1%), (iv) income of $2,587,216 for the revaluation (waiver by the debenture holders) of default provision of the convertible debentures, compared to an expense for 2009 of 1,526,404, or a decrease of $4,113,620 (269.4%), (v) $265,600 gain on settlement of debt for the beneficial conversion feature of debentures converted during 2010, compared to $931,391 during 2009, or a change of $665,791 (71.5%), and (vi) an expense of $38,550 for the fair value of warrants as inducement to extend short-term notes or conversion for stock, or a decrease of $502,605 (92.9%). Net non-cash interest income included above for 2010 was $993,169, as compared to interest expense in 2009 of $2,213,153, or a decrease of $3,206,322 (144.9%).

Net Loss and Net Loss per Share.  Net loss for fiscal 2010 was $3,650,231, compared to $8,533,514 for fiscal 2009, for a decreased net loss of $4,883,283 (57.2%). Net loss per share for fiscal 2010 was $0.05 compared to $0.16 in fiscal 2009, based on the weighted average shares outstanding of 69,024,431 and 51,739,274, respectively. The decreased net loss for 2010, compared to 2009 arose from the following: (i) increased net revenue of $18,995, (ii) decreased cost of sales of $56,811, (iii) decreased salary and benefit costs of $442,889, (iv) decreased professional fees of $40,452, (v) decreased research and development costs of $332,236, (vi) decreased rent expense of $149,042, (vii) a decrease in insurance costs of $7,593, (viii) a decrease in travel and entertainment costs of $38,032, (ix) a decrease in other operating expenses of  $29,103, (x) a decrease in depreciation and amortization expense of $6,665, (xi) increased stock-based compensation for employees, non-employee members of our Board of Directors and consultants of $181,634, and (xii) a decrease in other net non-operating income and expense of $3,943,099, including a decrease in financing costs of $39,000, an decrease in net interest expense of $48,660, an decrease in fair value of warrants of $502,605, a decrease of $4,113,620 for the revaluation of default provision, an increase of $94,995 for the revaluation of the derivative liabilities for the debentures, and a decrease in the gain on settlement of debt for the beneficial conversion feature of debentures of $665,791.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes scheduled maturities of our contractual obligations extending beyond one year for which cash flows are fixed and determinable as of December 31, 2010.

Category	Payments Due in Fiscal
	Total	2011	2012	2013	2014	2015	Thereafter

Short-term convertible debentures (1)	$ 1,688,205	$ 1,688,205	$ -	$ -	$ -	$ -	$ -
Interest payments (2)	-	-	-	-	-	-	-
Operating lease commitments (3)	22,338	22,388	-	-	-	-	-
Unconditional purchase obligations (4)	-	-	-	-	-	-	-
Total contractual obligations	$ 1,710,543	$ 1,710,593	$ -	$ -	$ -	$ -	$ -

(1) Represents the outstanding Series A Convertible Debentures that originally matured November 8, 2008, and were amended October 15, 2010. Under terms of the amendment, the Company and the debenture holders agreed to an extension of the maturity date to June 30, 2011.  Commencing March 3, 2011, the Company may force a conversion of the debentures if certain trading price and volume conditions are met.

(2) The outstanding Series A convertible debentures, under the October 15, 2010 amendment, will not bear interest through the new maturity date of June 30, 2011.

(3) Represents projected rent cost for the existing office lease, which expires on April 30, 2011.  Total rental expense included in the accompanying consolidated statements of earnings was $158,318 in fiscal 2010, and $307,361 in fiscal 2009.

(4) The company currently does not have any outstanding unconditional purchase obligations.  They would though include inventory commitments, future royalty, consulting agreements, other than month-to-month arrangements or those that expire in less then one year, or commitments pursuant to executive compensation arrangements.

In addition to the above obligations, we are conditionally obligated to redeem shares related to the acquisition of intellectual property (IP) from Difference Engines.  As of December 31, 2010, and as more fully disclosed in Note 7, Acquisitions, a conditional redemption value of $98,946 was estimated and recorded.

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

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities as of December 31, 2010, and 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board (“FASB”) amended its authoritative guidance related to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more-likely-than-not that goodwill impairment exists.  In determining whether it is more-likely-than-not that goodwill impairment exists, consideration should be made as to whether there are any adverse qualitative factors indicating that an impairment may exist.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB amended its authoritative guidance related to business combinations entered into by an entity that are material on an individual or aggregate basis.  These amendments clarify existing guidance that if an entity presents comparative financial statements that include a material business combination, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This guidance becomes effective prospectively for business combinations for which the acquisition date is on or after the first day of the Company’s fiscal 2012.  This disclosure-only guidance will not have a material impact on the Company’s results of operations, financial position or cash flows.

In May 2010, the Financial Accounting Standards Board (“FASB”) amended its authoritative guidance related to foreign currency issues that were discussed at the FASB’s Emerging Issues Task Force (“EITF”) meeting in March 2010 where the staff of the U.S. Securities and Exchange Commission (“SEC”) announced temporary guidance on certain exchange rate issues.  Prompted by the use of multiple currency exchange rates in Venezuela, the use of different rates for remeasurement and translation purposes has caused reported balances for financial reporting purposes and the actual U.S. dollar denominated balances to be different.  The SEC staff indicated that any differences between the amounts reported for financial reporting purposes and actual U.S. dollar denominated balances that may have existed prior to the application of highly inflationary accounting requirements on January 1, 2010 should be recognized in the income statement upon adoption, unless the issuer can document that the difference was previously recognized as a cumulative translation adjustment (“CTA”), in which case the difference should be recognized as an adjustment to CTA.  The adoption of this guidance, effective March 31, 2010, did not have a material impact on the Company’s consolidated financial statements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. There were no international revenues in the twelve-month period ended December 31, 2010 from Wise Systems, our subsidiary located in the United Kingdom, or other international activities.  International operations were mostly from our foreign subsidiary and are typically denominated in British pounds, although the activities of Wise have remained dormant since 2009. We may be exposed to foreign exchange rate fluctuations as the Company continues to pursue revenue opportunities outside the United States.  As exchange rates vary, results when translated may vary from expectations and adversely impact overall expected profitability. As of December 31, 2010, the Company’s foreign currency exposure is related to accounts payable trade in the amount of $30,371.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See our Consolidated Financial Statements, which incorporates the supplementary data beginning on page 100.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective February 23, 2009, upon the recommendation of Applied Visual Sciences, Inc.’s Audit Committee, Applied Visual's board of directors approved the engagement of KBL, LLP to serve as Applied Visual Sciences, Inc.'s independent registered public accountants and to be the principal registered public accountants to conduct the audit of Applied Visual Sciences, Inc.'s financial statements for the fiscal year ended December 31, 2008, replacing the firm of Goodman & Company, L.L.P. On January 12, 2010, KBL, LLP was reaffirmed by the Audit Committee as Applied Visual Sciences, Inc.'s independent registered public accountants and to be the principal registered public accountants to conduct the audit of Applied Visual Sciences, Inc.'s financial statements for the fiscal year ended December 31, 2010.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Applied Visual Sciences, Inc. (including its subsidiaries) (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules13a-15(f) of the Securities Exchange Act of 1934, as amended).

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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the period covered by the Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

On October 26, 2010, in accordance with an outstanding capital raise, four executives and a consultant/director of the Company converted a portion of their accrued and unpaid wages, outstanding accounts payable, and other related compensation in an aggregate of $1,267,706, for a total of 5,070,825 shares of Common Stock, and an aggregate of 5,070,825 Class N Common Stock Purchase Warrants. The Warrants issued are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire in sixty (60) months from the date of issuance.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the current directors and executive officers of Applied Visual Sciences, Inc.:

Name	Age	Title
Michael W. Trudnak	58	Chairman of the Board, Chief Executive Officer, Secretary, Director - Class III
William J. Donovan	59	President, Chief Operating Officer and Director - Class III
Charles T. Nash	60	Director - Class I
Joseph C. Brothers	51	Director - Class I
Keith S. Kelly	47	Director - Class I
Henry A. Grandizio	54	Director - Class II
Sean W. Kennedy	61	Director - Class II
Gregory E. Hare	57	Chief Financial Officer, Treasurer

Under Applied Visual Sciences, Inc.’s Certificate of Incorporation, the board of directors is divided into three classes and, if the board consists of seven directors, the first class shall consist of three directors to hold office for a term of one year from the date of the ratification of their election by stockholders at the next meeting of stockholders held to consider such matter, the second class shall consist of two directors to hold office for a term of two years from the date of the ratification of his election by stockholders at the next meeting of stockholders held to consider such matter, and the third class shall consist of two directors to hold office for a term of three years from the date of the ratification of their election by stockholders at the next meeting of stockholders held to consider such matter.  At each succeeding annual meeting of stockholders, the successors to the class of directors whose terms shall then expire shall be elected to hold office for a term expiring at the third succeeding annual meeting.

Biographical information with respect to the present executive officers and directors of Applied Visual Sciences, Inc. are set forth below. There are no family relationships between any present executive officers or directors.

Michael W. Trudnak, Chairman of the Board, Chief Executive Officer, Secretary, and Director.  Mr. Trudnak was appointed Chairman of the Board, Secretary, and Chief Executive Officer and became a Class III director in June 2003.  From March 2003 and until the present, Mr. Trudnak has been Chairman of the Board, Chief Executive Officer, Secretary, Treasurer and a director of RJL. From October 2002 to March 2003, Mr. Trudnak was a consultant to certain telecommunications services companies. From April 2002 to October 2002, Mr. Trudnak was Chief Operating Officer and subsequently President, Chief Executive Officer and a director of Advanced Data Centers, Inc., a privately held telecommunications services company. From July 2001 to March 2002, Mr. Trudnak served as Vice President of Mid-Atlantic Sales for Equant N.V, a leading provider of global IP and data services to multinational companies. Prior to Equant's acquisition of Global One, Inc., in July 2001, Mr. Trudnak served as an Executive Director for South East Region Sales for Global One from June 1998 to July 2001, and from January 1996 to June 1998, served as Managing Director of Global One's sales and operations in France and Germany. From November 1989 through December 1995, Mr. Trudnak served as director of facilities engineering and then Senior Group Manager for Sprint International, a global telecommunications services provider. Mr. Trudnak has over twenty-five years of diversified executive management, sales, business operations, technical and administrative experience in the telecommunications industry. Mr. Trudnak served in the Marine Corps from April 1972 through January 1976.

William J. Donovan, President, Chief Operating Officer and Director. Mr. Donovan became a Class III director in August 2006. Mr. Donovan has been President and Chief Operating Officer since November 21, 2005. Also, from August 18, 2003, until January 30, 2006, Mr. Donovan was Chief Financial Officer. From January 2003 until August 2003, Mr. Donovan was an independent consultant to an affiliate of American Express Small Business Services. From September 1999 through December 2002, Mr. Donovan was CFO of Streampipe.com, Inc., a privately held streaming communications media company.  From October 1996 to August 1999, Mr. Donovan was Chief Operating and Financial Officer for TDI, Inc., a privately held international wireless telecommunications services company.   From October 1986 to October 1996, Mr. Donovan was Chief Financial Officer, Secretary, Treasurer and a director at Riparius Corporation, a privately held holding company with operating subsidiaries in the areas of real estate development, property management, general contracting, government contracting, and telecommunications engineering.  From October 1980 to October 1986, Mr. Donovan was the Controller for McCormick Properties, Inc., a publicly held commercial real estate subsidiary of McCormick & Company.  From July 1973 to October 1980, Mr. Donovan was the Controller for AMF Head Sports Wear, Inc., a privately held international sporting goods manufacturer and a subsidiary of AMF, Inc., a publicly held company.  Mr. Donovan received a Bachelor of Arts in History in 1973, from the University of Maryland, an MBA from the Sellinger School of Business, Loyola College, Baltimore, Maryland in 1982, and a Certificate in Accounting from the University of Maryland in 1978.  Mr. Donovan has been a Certified Public Accountant since 1982.  He is also a Certified Business Valuation & Transfer Agent, Business Brokers Network, 2002.  He has been on the Advisory Board for Nogika Corporation, a privately held software company, since 2001.

Gregory E. Hare, Chief Financial Officer, and Treasurer.  Mr. Hare was appointed Chief Financial Officer on January 30, 2006.  From May 2001 through January 2006, Mr. Hare served as a financial executive of Jane Cosmetics, a national mass market cosmetics manufacturing and distribution company headquartered in Baltimore, Maryland. There he served three years as Director of Finance for the wholly owned subsidiary of The Estee Lauder Companies, Inc. and the last two years as CFO/Controller of the privately held Jane & Company, LLC.  Prior to that, Mr. Hare held positions including CFO/Controller for a privately held hospitality company LFB Enterprises, with locations in and around Baltimore and Washington, DC; Manager, Pricing Group for the Industrial Division of McCormick & Company, a publicly held international spice company headquartered in Hunt Valley, Maryland; and CFO/Controller for Acordia Collegiate Benefits, Inc., a for-profit subsidiary of Blue Cross and Blue Shield of Indiana. Mr. Hare received a Bachelor of Science in Accounting from the University of Baltimore, and an MBA from the Sellinger School of Business of Loyola College, Baltimore, Maryland in 1984. Mr. Hare has been a Certified Public Accountant since 1979.

Charles T. Nash, Director.  Mr. Nash became a Class I director of Applied Visual Sciences, Inc. in June 2004. Mr. Nash has over 25 years of military experience and more than 10 years of leadership experience in emerging technology in the private sector.  Since October 2000, Mr. Nash has been President of Emerging Technologies International, Inc. (“ETII”), a privately held consulting company. ETII works to get high level technologies developed by small commercial companies inserted quickly, efficiently and inexpensively into applications/tools for immediate military use. The company also works with government laboratories and acquisition agencies to facilitate speedy and effective “lab to fleet” technology interchanges and discussions. From April 1998 to October 2000, Mr. Nash was vice president of Emerging Technology Group of Santa Barbara Applied Research, Inc., a privately held defense consulting and emerging technology marketing company.  Prior to that, Mr. Nash served in various military leadership positions, including: head of Strike/Anti-Surface Unit Warfare and Air to Air/Strike Support section on the staff of the Chief of Naval Operations, overseeing budget planning of approximately $18 billion; executive assistant to the Deputy Commander in Chief, U.S. Naval Forces Europe; and executive and commanding officer, Strike Fighter Squadron 137.  Mr. Nash retired from the U.S. Navy in 1998 with the rank of Captain U.S.N.  Mr. Nash is a frequent guest military and aviation analyst for Fox News Channel, and several regional radio stations.  Mr. Nash earned a BS Aeronautics degree in 1973 from the Parks College of Aeronautical Technology, Saint Louis University, Cahokia, Illinois.

Joseph C. Brothers, Director.  Mr. Brothers became a Class I director of Applied Visual Sciences, Inc. on April 26, 2010. Since September 1997, Mr. Brothers has been President of The Joseph Brothers Company, Inc., a privately-held ERP (Enterprise Resource Planning) and SAP (Systems, Applications and Products) consulting services company.  Since October 2009, Mr. Brothers has been the Principal Research Scientist for University of Alabama Enterprise Resource Planning Advisor, supporting the Army Chief Information Office and Office of the Deputy Chief of Staff of the Army.  From December 2006 to October 2009, Mr. Brothers was U.S. Army ERP Functional Integration Advisor, Enterprise Integration Office, Business Transformation Agency, United States Department of Defense. From March 2003 to December 2006, Mr. Brothers was a SAP Implementation Functional Integration Lead with Northrop Grumman Mission Systems.  Mr. Brothers has over fourteen years of SAP project/program management, configuration, and functional architecture and business modernization experience for the United States Department of Defense, United States Army, commercial manufacturing, media, and state government environments. Also, he has over twelve years of operational accounting and financial accounting experience in the commercial environment. As an ERP project leader, he has solid knowledge of U.S Army tactical logistical requirements as it relates to SAP functionality.  Mr. Brothers received a Bachelor of Science Degree in Business Administration from the University of Arizona, and a Master of Science Degree in Management from the Krannert Graduate School of Management at Purdue University.  Mr Brothers is a certified public accountant.

Keith S. Kelly, Director.  Mr. Kelly became a Class I director of Applied Visual Sciences, Inc. on April 26, 2010. Since December 2008, has been Chairman and CEO of Mortgage Harmony Corporation (formerly, Lending Annuity Group), a privately-held financial engineering company, where he developed patented mortgage compensation systems and methods, including the introduction of the Harmony Loan, a closing-cost savings platform.  From August 2006 to December 2008, Mr. Kelly was President of Modified Lending, Inc., a privately-held marketing company. From May 1999 to August 2006, Mr. Kelly was Division Manager of National City Mortgage, a publicly-held mortgage company. During these periods, Mr. Kelly also held loan officer positions with MetLife Home Loans, SunTrust Mortgage, National City, and manager positions with Megastar Financial, Access National Bank and Flagstar Bank.  Mr. Kelly is an entrepreneur in the mortgage industry who has created and patented certain mortgage compensation systems and methods, including the platform that enabled the introduction of the Harmony Loan. As a seasoned retail mortgage banking executive, Mr. Kelly has been an advocate for proper homeowner education for nearly two decades, focusing on strategies to avoid paying closing costs and his closing-cost savings platform has been featured in Money, The Washington Post, Time, New York Times, Woman’s World, CNBC and a host of other national publications. He is also a host of MyMortgageWatchDog (a mortgage educational talk show) in Washington, D.C.  Mr. Kelly received a Bachelor of Science Degree from James Madison University in 1985.

Henry A. Grandizio, Director.  Mr. Grandizio became a Class II director of Applied Visual Sciences, Inc. on September 17, 2007.  Since 2006 to present, Mr. Grandizio has been the managing partner at Grandizio, Wilkins, Little & Matthews, LLP, a certified public accounting firm.  From 1986 until 2006, Mr. Grandizio was shareholder and vice president of Scheiner, Mister, & Grandizio, P.A.  From 1978 to 1986, Mr. Grandizio was an audit and accounting manager for McGrow, Pridgeon and Company, P.A.  Mr. Grandizio received a Masters in Science, Taxation from the University of Baltimore and a Bachelor of Arts in Accounting from Loyola College.

Sean W. Kennedy, Director.  Mr. Kennedy became a Class II director in July 2003 and a consultant to the Company since May 27, 2008.  From January 2001 to the present, Mr. Kennedy has been President and Chief Executive Officer of BND Software, Inc. a privately held software development company.  On May 27, 2008, the Company entered into a consulting agreement with BND pursuant to which it agreed to provide certain consulting services to the Company including managing the research, development and information systems activities of the Company. From October 1999 to December 2000, Mr. Kennedy was divisional Vice President of Votenet Solutions, a Web development and consultant for trade associations, political parties and related organizations. From April 1994 to October 1999, Mr. Kennedy was President and CEO of Raintree Communications Corporation, a privately held telecommunications services company, focused on providing technology tools for legislative lobbying to Trade Associations and Fortune 500 companies. From June 1989 to April 1994, Mr. Kennedy was President and CEO of Electronic Funds Transfer Association, a trade association for the electronic payments systems industry.  Mr. Kennedy is a graduate of Mount Saint Mary’s College in Emmitsburg, Maryland.

Each officer is appointed by the board of directors and holds his office at the pleasure and discretion of the board of directors or until his earlier resignation, removal or death.

There are no material proceedings to which any director, officer or affiliate of Applied Visual Sciences, Inc., any owner of record or beneficially of more than five percent of any class of voting securities of Applied Visual Sciences, Inc., or any associate of any such director, officer, affiliate of Applied Visual Sciences, Inc. or security holder is a party adverse to Applied Visual Sciences, Inc. or any of its subsidiaries or has a material interest adverse to Applied Visual Sciences, Inc. or any of its subsidiaries.

Independent Directors

Our board of directors has adopted the definition of independence as defined in Section 803A of the NYSE Amex LLC Company Guide.  Based upon such definition, the board of directors has determined that the following directors are independent: Joseph C. Brothers, Henry A. Grandizio, Keith S. Kelly, and Charles T. Nash, and that a majority of our directors are “independent.”  The board of directors maintains an audit committee, compensation committee, and nominating committee.  We may also establish special or other committees from time to time to consider matters at the request of the Board. The current members of such committees as of the date of the filing of this report are as follows:

Audit

-

Henry A. Grandizio, Chairman

Joseph C. Brothers

Keith S. Kelly

Compensation

-

Charles T. Nash, Chairman

Henry A. Grandizio

Keith S. Kelly

Nominating

-

Joseph C. Brothers, Chairman

Charles T. Nash

The Board of Directors

The Board oversees the business affairs of Applied Visual Sciences, Inc. and monitors the performance of management. During the year ended December 31, 2010, the Board held four meetings and handled certain other business through unanimous written consents of its board in accordance with its by-laws and applicable Delaware law. Messrs. Donovan, Grandizio, Kennedy, Nash and Trudnak attended all of such meetings of the Board, and Messrs. Brothers and Kelly attended two of such meetings that were held after their appointment to the Board. Applied Visual Sciences, Inc. has a policy of requesting all directors to attend annual meetings of stockholders.  On April 24, 2010, the Company reduced the number of members required for the board of directors from nine to seven members. Currently, the Board has four committees, an Audit, Compensation, Nominating, and Special Committee. The membership and functions of such committees are described below.

Currently, Mr. Trudnak serves as our Chairman and Chief Executive Officer.  Mr. Donovan serves as our President and Chief Operating Officer. A majority of our directors are independent and each of our Board committees consists of independent directors, including each of the Chairs of such committees. We do not have a lead independent director to preside at our Board meetings, but may do so in the future.  For a company of our size, we believe that the CEO is in the best position to focus the independent directors’ attention on the issues of greatest importance to the company and its stockholders, and we believe that splitting such roles may have the consequence of making our management and governance processes less effective than they are today through duplication and a blurring of the lines of accountability and responsibility for matters.

Our senior management is responsible for overseeing, assessing and managing our exposures to risk on a day-to-day basis, including the creation of appropriate management programs and policies. We do not maintain a separate committee of our Board responsible for managing and overseeing our exposure to risk. Our Board is responsible for overseeing management in the execution of this responsibility and for assessing our approach to risk management. Our Board exercises this responsibility at its periodic Board meetings and at meetings of our Board committees, each of which has a defined area of responsibility. Our Board’s role in risk management is consistent with our leadership structure, with our CEO and President having responsibility for assessing and managing our risk exposure and the Board and its committees providing oversight in connection with those efforts.

Audit Committee

The Audit Committee consists of three members, Henry A. Grandizio, Joseph C. Brothers, and Keith S. Kelly.  Charles T. Nash was a member of the committee until his resignation on April 24, 2010, when the Board elected Messrs. Brothers and Kelly to the committee. Mr. Grandizio was appointed as chairman of the committee on September 17, 2007. The Audit Committee held four meetings during 2010, and Mr. Grandizio attended all of such committee meetings, Messrs. Brothers and Kelly attended three of such committee meetings, and Mr. Nash attended one meeting of the committee. The board of directors determined that Messrs. Grandizio, Brothers, Kelly and Nash are deemed independent within the definition of “independence” set forth in Section 803A of the NYSE Amex LLC Company Guide.

The board of directors has adopted a written charter for the Audit Committee which provides that the Audit Committee's primary functions are to (a) oversee the integrity of Applied Visual Sciences, Inc.’s financial statements and Applied Visual Sciences, Inc.’s compliance with legal and regulatory reporting requirements, (b) appoint a firm of certified public accountants whose duty it is to audit Applied Visual Sciences, Inc.’s financial records for the fiscal year for which it is appointed, (c) evaluate the qualifications and independence of the independent auditors, (d) oversee the performance of Applied Visual Sciences, Inc.’s internal audit function and independent auditors, and (e) determine the compensation and oversee the work of the independent auditors. It is not the duty of the Audit

Committee to plan or conduct audits or to determine that Applied Visual Sciences, Inc.’s financial statements are complete and accurate and are prepared in accordance with generally accepted accounting principles in the United States.  Management is responsible for preparing Applied Visual Sciences, Inc.’s financial statements, and the independent auditors are responsible for auditing those financial statements.

Compensation Committee

The Compensation Committee consists of three members, including Charles T. Nash, Henry A. Grandizio, and Keith S. Kelly. Mr. Nash was appointed chairman of the committee on April 21, 2009.  Mr. Sean W. Kennedy was a member of the committee until his resignation on April 24, 2010, when the Board elected Mr. Kelly to the committee. The Compensation Committee held four meetings during 2010, and Messrs. Nash and Grandizio attended all of such committee meetings, and Mr. Kelly attended three of such committee meetings, and Mr. Kennedy attended one meeting of the committee.

The Compensation Committee's primary functions are to:

•

evaluate the performance of the CEO and determine the CEO’s total compensation and individual elements thereof;

•

determine the compensation level of the CEO and President and review and approve corporate goals and objectives relevant to senior executive compensation (including that of the CEO), evaluate senior management's performance in light of those goals and objectives, and determine and approve senior management's compensation levels based on their evaluation;

•

evaluate the performance of other executive officers and determine their total compensation and individual elements thereof;

•

make all grants of restricted stock or other equity based compensation to executive officers;

•

administer Applied Visual Sciences, Inc.'s compensation plans and programs;

•

recommend to the board for approval equity based plans and incentive compensation plans;

•

review management development and succession programs; and

•

review appropriate structure and amount of compensation for board members.

The board of directors has determined that all members of the Compensation Committee currently are independent within the meaning of “independence” set forth in Section 803A of the NYSE Amex LLC Company Guide.

Nominating Committee

The Nominating Committee consists of two members, Joseph C. Brothers, and Charles T. Nash.  Mr. Sean W. Kennedy and Mr. Henry A. Grandizio were also members of the committee until their resignation on April 24, 2010, when the Board elected Mr. Brothers to the committee. Mr. Brothers was also elected chairman of the committee on April 24, 2010. The Nominating Committee held two meetings during 2010, and Messrs. Nash, Grandizio, and Kennedy attended all of such meetings, and Mr. Brothers did not attend such meeting as they were held prior to his appointment to the committee.  The board has adopted a written charter for the Nominating Committee.

The Nominating Committee's primary functions are to:

•

consider, recommend and recruit candidates to serve on the board and to recommend the director nominees selected by the Committee for approval by the board and the stockholders of Applied Visual Sciences, Inc.;

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

•

review and update the Committee’s charter at least annually, or more frequently as may be necessary or appropriate; and

•

perform such other activities and functions related to the selection and nomination of directors as may be assigned from time to time by the board of directors including, but not limited to, preparing or causing to be prepared any reports or other disclosure required with respect to the Committee by any applicable proxy or other rules of the SEC or as required by the rules and regulations of any exchange or over-the-counter market on which our securities may then be listed or quoted.

The Committee will consider all stockholder recommendations for candidates for the Board, which should be sent to the Nominating Committee, c/o Michael W. Trudnak, Secretary, 250 Exchange Place, Suite H, Herndon, Virginia 20170. The information required to be included is set forth in Article III, Section 2 of our Bylaws.  We believe that directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of stockholders. We believe that the following attributes are important to board membership: experience as a leader of a business firm or institution; mature and practical judgment; the ability to comprehend and analyze complex matters; objectivity and perspective; effective communications skills; and strong character and integrity. The Committee’s evaluation of director nominees takes into account their ability to contribute to the diversity of background and experience represented on the Board, and the Committee reviews its effectiveness in balancing these considerations when assessing the composition of the Board. The Board also considers candidates recommended by current directors, company officers, employees and others.  The Committee evaluates all nominees for director in the same manner regardless of the source of the recommendation.

Director Communication Policy

We have established a policy whereby anyone who has a concern about our conduct or about our accounting, internal accounting controls, or auditing matters, may communicate that concern directly to the Board of Directors, the Chairman of our Audit Committee or any other non-employee director or the Audit Committee. All such concerns will be forwarded to the appropriate directors for their review, and all concerns related to audit or accounting matters will be forwarded to the Audit Committee. All reported concerns will be simultaneously reviewed and addressed by our CEO or his designee (unless he or she is alleged to be involved in the matter at issue). The status of all outstanding concerns addressed to the Board, the non-employee directors, or the Audit Committee will be reported to the Board or the Audit Committee (as applicable) on a quarterly basis. The Board or any Board committee may direct special treatment, including the retention of outside advisors or counsel, for any concern addressed to them. Our corporate policies prohibit retaliatory action against any employee who raises concerns or questions in good faith about these matters.

Stockholders wishing to communicate with the board of directors, any non-employee director, or the Audit Committee may do so by writing to the Company's Corporate Secretary at 250 Exchange Place, Suite H, Herndon, Virginia 20170. Our Secretary will forward any communications as directed by the stockholder.

 ADVISORY BOARD

On November 7, 2007, we established an advisory board to advise and make non-binding recommendations to our board of directors and management regarding the strategic positioning of our new products, future product development, industry trends, and potential research collaborations with third parties.  Members serve for a term of one year.  The advisory board consisted of two members, and their service agreements expired on or before November 8, 2008.  The Company anticipates reestablishing the Advisory Board during 2011.

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

CODE OF ETHICS

On August 29, 2003, we adopted a Code of Ethics for our chief executive officer, chief financial officer, principal accounting officer or controller, and persons performing similar functions.  A copy of the Code of Ethics has been posted to our website.  Our website address is www.appliedvs.com.

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

Based on our review of Forms 3, 4 and 5 submitted to us pursuant to Rule 16a-3 under the Exchange Act by our executive officers and directors with respect to our most recent fiscal year ended December 31, 2010, there were no known (1) late reports, (2) transactions that were not reported, or (3) known failures to file a required report by such executives officers and directors.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The material principles underlying our goals for executive compensation policies and decisions are intended to:

•

implement compensation packages, which are competitive with comparable organizations and allow us to attract and retain the best possible executive talent;

•

relate annual and long-term and stock incentives to achievement of measurable corporate and individual performance objectives;

•

appropriately balance mix of cash and noncash short and long-term compensation;

•

encourage integrity in business dealings through the discretionary portion of our compensation package; and

•

align executive’s incentives with long-term stockholder value creation.

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

In an effort to assist the Compensation Committee in the evaluation process, in August 2005, we engaged an independent compensation consultant to evaluate certain aspects of our compensation practices and to assist in developing our executive compensation program. To this end, the consultant developed a competitive peer group and performed benchmarking analyses of competitive compensation levels, and used the following companies as a source of the analysis: Merge eFilm, IDX Systems Corporation, DexCom, Inc, NeuStar Inc, Sybari Software, Inc, Technology Spectrum, Inc, Optio Software, Inc, and RadView Software, Ltd.  However, we have not implemented any formal or informal policy for allocating compensation between long-term and short-term, between cash and noncash or among the different forms of noncash compensation.   We did not engage a compensation consultant during fiscal years subsequent to 2005.

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

Our executive compensation program during 2010 consisted of three principal elements: base salary, stock options, and severance and change in control benefits.  We also provided to two employees a car allowance. Except for Mr. Borrelli, we compensate our named executive officers according to the terms of their employment agreements with us. Mr. Borelli’s salary was determined based on market levels at the time of employment, individual responsibilities, performance, and experience. We made no change to Mr. Borrelli’s salary at the time he became a named executive officer. Our ability to provide any cash incentive compensation, plan or non-plan has been constrained by our limited cash resources. Accordingly, our executive compensation arrangements have been relatively straight forward.

Moreover, due to our limited available cash, during 2006, a significant portion of four of our then named executive officers base salaries were and continue to be unpaid.  During 2007, three of our named executives had a small portion of their base salaries unpaid and the amount continued to be unpaid during 2010.  Additionally, during 2009 and 2010, significant portions of our four named executive officers base salaries were unpaid.  As of December 31, 2010, the Company has an aggregate unpaid salary of its named executives of approximately $2,304,205. We continue to accrue the salaries for our Principal Executive Officers and named executive officers, however, there is substantial uncertainty that we will be able to pay such amounts to our officers.  On October 26, 2010, in accordance with an outstanding capital raise, four executives and a consultant/director of the Company converted a portion of their accrued and unpaid wages, outstanding accounts payable, and other related compensation in an aggregate of $1,267,706, for a total of 5,070,825 shares of Common Stock, and an aggregate of 5,070,825 Class N Common Stock Purchase Warrants. The Warrants issued are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire in sixty (60) months from the date of issuance. The Company also issued to such executives and consultant/director, an aggregate of 1,000,000 shares of common stock, and such issuance was previously authorized for all employees as compensation for the hardship of not regularly receiving their salaries, wages, or other compensation that was due during June 2008 through January 2009, and the continued or continuing nonpayment of such amounts by the Company. The issuance of the Common Stock was not in lieu of the payment of such compensation which remained accrued and unpaid.

 Elements of Compensation

The principal elements of our compensation package for our named executive officers, may include following, although we have not provided cash based compensation other than for base salary. We may consider in the future other cash based compensation once we become able to do so.

•

base salary;

•

annual cash incentive bonuses;

•

long-term incentive plan awards using stock options;

•

severance benefits;

•

change in control benefits;

•

401(k) savings plans;

•

retirement benefits; and

•

perquisites and other compensation.

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

Except for Mr. Borelli, the base salary of each of our named executive officers is determined on the basis of such officer’s employment agreement with us.  Our Compensation Committee is to review annually each executive officer’s base salary during our performance review. Base salaries may be adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance, experience and the our cash position.  During 2010, we did not increase the base salary of any of Messrs. Trudnak, Donovan, Hare or Borrelli, and the Committee has not made a determination for 2011.

Also, as discussed above, and due to our limited available cash, during 2006, a significant portion of four of our then named executive officers base salaries were and continue to be unpaid.  During 2007, three of our named executives had a small portion of their base salaries unpaid and the amount continued to be unpaid during 2010.  Additionally, during 2009 and 2010, significant portions of our four named executive officers base salaries were unpaid.  As of December 31, 2010, the Company had an aggregate accrued but unpaid salary due to its named executives of approximately $2,304,205.

Annual Cash Incentive Bonus

Due to the limited cash available to us, we currently do not have a bonus plan and, during 2010, we did not make any annual cash incentive award to our employees, including our named executive officers.

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

Amended and Restated 2003 Stock Incentive Plan

The Board of Directors adopted the 2003 Stock Incentive Plan on August 29, 2003. The Board of Directors amended and restated the plan on December 2, 2003. The Amended and Restated 2003 Stock Incentive Plan (“2003 Plan”) was approved by shareholders on February 13, 2004.  Under the 2003 Plan, we may grant stock-based compensation in the form of options.  The 2003 Plan authorizes the issuance of up to an aggregate of 30,000,000 shares of the Company’s common stock.  The 2003 Plan terminates on August 29, 2013. The plan may be modified or terminated at any time, and any such amendment or termination will not affect outstanding options without the consent of the optionee.  The aggregate number of shares and the number of shares in an award (as well as the option price) may be adjusted if our outstanding shares are increased, decreased or exchanged through merger or similar transaction. The Plan provides for options which qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986, as well as the issuance of Non-Qualified Options, which do not so qualify. Pursuant to the terms of the 2003 Plan, the Company, as determined by the Board of Directors or a committee appointed by the Board, may grant Non-Qualified Stock Options (“NQSOs”) to its executive officers, non-employee directors, or consultants of the Company and its subsidiaries at any time, and from time to time.  The 2003 Plan also provides for Incentive Stock Options (“ISOs”) to be granted to any officer or other employee of the Company or its subsidiaries at any time, and from time to time, as determined by the Board or selected by the committee appointed by the Board.  Such stock options granted allow a grantee to purchase a fixed number of shares of the Company’s common stock at a fixed exercise price provided that such price may not be less than the fair market value (or 110% thereof for Incentive Stock Options issued to a holder of 10% or greater beneficial ownership) of the shares on the date granted.  The options may vest on a single date or over a period of time, but normally they do not vest unless the grantee is still employed by, or a director of, the Company on the vesting date.  Generally for all employees, the options vest 50% after the first year from the date of grant and the remaining 50% after the second year from the date of grant.  Stock options granted to independent board of directors vest 100% after the service period, which generally is one year from the date of grant.

Factors considered in granting stock options included: (i) the general policy during the past five, and in the foreseeable future, of not increasing base salaries of all employees, (ii) the performance of employees, (iii) the employees’ increasing responsibilities in a dynamic, and shrinking organization, and (iv) the accomplishments achieved by the Company during the prior year.  The 2003 Plan has been the principal method for our employees and executive officers to acquire equity interests in the Company. We believe that the annual aggregate value of these awards should be set near competitive median levels for comparable companies.  We may provide a greater portion of total compensation to our executives and employees through stock options given the general policy of not increasing base salaries in the foreseeable future. Our Compensation Committee administers the 2003 Plan based on the above factors, and the Committee approved the grant of stock options to all current employees, including its named executives, during 2007 through 2009 as an incentive for continued contributions in moving our product development efforts forward. Also, the Compensation Committee, based on management’s recommendation and discussions with the Committee, may grant stock options to new employees.  New employees were granted stock options in prior years, but no such stock options were issued during 2010 since there were no new employees hired during the year.

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

To exercise an option, the 2003 Plan participant, in accordance with the relevant option agreement, must provide the Company a written notice setting forth the number of options being exercised and their underlying shares, and tender an amount equal to the total exercise value of the options being exercised.  The right to purchase shares is cumulative so that once the right to purchase any shares has vested; those shares or any portion of those shares may be purchased at any time thereafter until the expiration or termination of the option.  ISOs and NQSOs that are not exercised in accordance with the terms and provisions of the stock option agreement will expire as to any then unexercised portion.  Stock options that expire, are cancelled, or forfeited will again become available for issuance under the 2003 Plan as described below.  The aggregate number of shares and the number of shares in an award (as well as the option price) may be adjusted if the outstanding shares of Applied Visual Sciences, Inc. are increased, decreased or exchanged through merger or other stock transaction.  The shares issued by the Company under the 2003 Plan may be either treasury shares or authorized but unissued shares as the Company’s board of directors or the Compensation Committee may determine from time to time.  Except as specifically provided in an option agreement, options granted under the 2003 Plan may not be sold, pledged, transferred or assigned in any way, except by will or by the laws of descent and distribution, and during the lifetime of a participant to whom the ISOs is granted, and the ISOs may only be exercised by the participant.

During 2010, the Compensation Committee granted 1,069,560 stock options under the 2003 Plan.  As of December 31, 2010, the Company has reserved under the 2003 Plan, 16,394,681 shares to be issued upon exercise of outstanding options, and 11,812,819 shares were available for future awards.  Compensation expense for stock options granted is recognized over the requisite service period, which is typically the period over which the stock-based compensation awards vest. In anticipation of implementation of SFAS 123R, we accelerated the vesting of the outstanding options in December 2005, prior to adopting SFAS 123R.  We applied the guidance of SAB 107 in conjunction with the adoption of SFAS 123R.  This acceleration was for all employees, including the named executive officers.

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

The following is a brief summary of the principal income tax consequences of awards under the 2003 Plan. This summary is based on current federal income tax laws and interpretations thereof, all of which are subject to change at any time, possibly with retroactive effect.  This summary is not intended to be exhaustive.

•

Non-Qualified Options.  A participant who receives Non-Qualified Stock Options does not recognize taxable income upon the grant of an option, and Applied Visual Sciences, Inc. is not entitled to a tax deduction.  Applied Visual Sciences, Inc. is generally entitled to tax a deduction in an amount equal to the amount taxable to the participant as ordinary income in the year the income is taxable to the participant (generally when the option is exercised).  Any appreciation in value after the time of exercise will be taxable to the participant as capital gain (assuming it is a capital asset) and will not result in a deduction by Applied Visual Sciences, Inc.

•

Incentive Options.  A participant who receives an Incentive Stock Option does not recognize taxable income upon the grant or exercise of the option and Applied Visual Sciences, Inc. is not entitled to a tax deduction.  The difference between the option price and the fair market value of the option shares on the date of exercise, however, will be treated as an item of adjustment for purposes of determining the alternative minimum tax liability, if any, of the participant in the year of exercise.

•

A participant will recognize gain or loss upon the disposition of shares acquired from the exercise of ISOs.  The nature of the gain or loss depends on how long the option shares were held.  If the option shares are not disposed of pursuant to a “disqualifying disposition” (i.e., no disposition occurs within two years from the date the option was granted or one year from the date of exercise), the participant will recognize long-term capital gain or capital loss depending on the selling price of the shares.  If the option shares are sold or disposed of as part of a disqualifying disposition, the participant must recognize ordinary income in an amount equal to the lesser of the amount of gain recognized on the sale or the difference between the fair market value of the option shares on the date of exercise and the option price.  Any additional gain will be taxable to the participant as a long-term or short term capital gain, depending on how long the option shares were held.  Applied Visual Sciences, Inc. is generally entitled to a deduction in computing its federal income taxes for the year of disposition in an amount equal to any amount taxable to the participant as ordinary income.

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

During 2010, we issued 1,725,000 stock awards under the 2009 Stock Compensation Plan to employees as compensation for the hardship of not regularly receiving their salaries, wages, or other compensation that was due during June 2008 through January 2009, and the continued or continuing nonpayment of such amounts by the Company. The issuance of the stock awards was not in lieu of the payment of such compensation which remains accrued and unpaid.  We also issued 40,000 stock awards to an employee upon conversion of accrued and unpaid wages, and 871,108 stock awards to consultants as compensation in lieu of cash payments for services rendered. As of December 31, 2010, there were 15,929,563 shares available for future awards under the 2009 Stock Compensation Plan.

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

Deferred Compensation and Pension Plans

Currently, we do not have a company sponsored deferred compensation or pension plan for any or all employees, including our named executive officers.

Perquisites and Other Compensation

During the each of the two fiscal years ended December 31, 2010, two of our named executive officers received reimbursement of up to $6,000 annually for automobile expenses as required under the terms of their employment agreements. See below “Employment, Severance and Change in Control Arrangements.”  Currently, we do not provide short or long term disability or life insurance coverage for employees, including our named executive officers, as a result of our current cash position.  We do provide health care benefits to all employees including our named executive officers, and such benefits are contributory.

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

Summary Compensation Table

The following Summary Compensation Table sets forth the compensation earned or awarded to our CEO, President and COO, CFO and other named executive officers during each of the two fiscal years ended December 31, 2010:

Name and principal position	Year	Compensation
		Salary	Bonus	Stock awards (1)	Options awards (1)	All other (2)	Total
Michael W. Trudnak (3)	2009	$ 275,000	$ -	$ -	$ 96,633	$ 6,000	$ 377,633
Chairman, CEO	2010	275,000	-	61,000	488,229	422,701	1,246,930

William J. Donovan (4)	2009	265,000	-	-	93,096	6,000	364,096
President/COO	2010	265,000	-	61,000	543,292	273,098	1,142,390

Gregory E. Hare (5)	2009	200,000	-	-	70,254	-	270,254
Chief Financial Officer	2010	200,000	-	61,000	264,402	210,322	735,724

Richard F. Borrelli (6)	2009	160,000	-	-	56,187	-	216,187
Vice President	2010	160,000	-	61,000	110,490	78,868	410,358

(1) Reflects the grant date fair value of stock and/or options estimated using option-pricing models calculated in accordance with ASC 718-10. See Note 2 "Significant Accounting Policies" to the Consolidated Financial Statements for a discussion of the relevant assumptions used in calculating the grant date fair value pursuant to ASC 718-10.  For 2010, the amount reflects the incremental fair value for repricing of previously issued options to $0.30, which was the maket price on the date repriced.  See Grants of Plan-Based Awards disclosure below for additional information related to the repricing of stock options.

(2) All Other Compensation consists of monthly automobile allowance expenses of $6,000 for Messrs Trudnak and Donovan.  2010 also includes interest on accrued and unpaid wages, which was converted to stock on October 26, 2010, under terms of the Company's then current private offering.  The purchase price of the stock and execrise price of the warrants issued in the offering were under the same terms and conditions to all investors participating in the offering of $0.25 per share, while the market price on the date of purchase was $0.305 per share.

(3) For Mr. Trudnak, includes accrued and unpaid salary of $281,058 in 2010, and $211,708 in 2009, for a cumulative deferral as of December 31, 2010 of $922,292.
(4) For Mr. Donovan, includes accrued and unpaid salary of $207,496 in 2010, and $184,881 in 2009, for a cumulative deferral as of December 31, 2009 $571,133.
(5) For Mr. Hare, includes accrued and unpaid salary $144,150 in 2010, and $128,839 in 2009, for a cumulative deferral as of December 31, 2009 of $495,455.

(6) For Mr. Borrelli, includes accrued and unpaid salary of $121,133 in 2010, and 95,731 in 2009, for a cumulative deferral as of December 31, 2009 of $315,325.  Mr. Borrelli was an officer of the Company through January 10, 2011, but continues as the Vice President of Business Development, Healthcare.

Grants of Plan-Based Awards Table

The following table sets forth information regarding stock option awards to our named executive officers under our 2003 Stock Incentive Plan during the fiscal year ended December 31, 2010:

Name	Grant Date (1)	Estimated future payouts under non-equity incentive plan awards	Estimated future payouts under equity incentive plan awards	All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Share)	Grant date fair value of stock and option awards
Michael W. Trudnak (2)	4/26/10	$ -	$ -	-	1,627,430	$ 0.30	$ 488,229

William J. Donovan (2)	4/26/10	-	-	-	1,810,972	0.30	543,292

Gregory E. Hare (2)	4/26/10	-	-	-	881,340	0.30	264,402

Richard F. Borrelli (2)	4/26/10	-	-	-	368,300	0.30	110,490

(1) Two year vesting period with 50% vested after year one, and 50% vested after year two, except repriced options that were fully vested.

(2) On April 24, 2010, the Company*s Compensation Committee approved the repricing of fully vested outstanding incentive and non-qualified stock options previously granted to officers, directors, employees and consultants of the Company, pursuant to the Company*s Amended and Restated 2003 Stock Incentive Plan. The Committee repriced the outstanding options to a price equal to the mean between the closing bid and asked quotations for the Company*s Common Stock on April 26, 2010, as reported on the OTC Bulletin Board, namely, $0.30 per share.  The outstanding options for the above named officers were issued with exercise prices ranging from $0.36 to $4.10 per share, which prices represented the fair market value of a share of Common Stock on the date of each such grant. The Compensation Committee repriced the outstanding options as compensation for the hardship of each optionee not regularly receiving his or her salary, wages, or other compensation due during the period April 6, 2006, through and including April 26, 2010, and the continued non-payment of such amounts by the Company.  The Committee determined that such action was in the best interest of the Company and its stockholders.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for each named executive officer regarding the number of shares subject to exercisable and unexercisable stock options as of December 31, 2010.

Name	Option awards (1)						Stock awards
	Number of securities underlying unexercised options (#)		Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price (1)		Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested
	Exercisable	Unexercisable
Michael W. Trudnak
	450,000	-	-	$ 0.30	(2)	2/18/2014	-	-	-	$ -
	10,000	-	-	0.30	(2)	2/18/2014	-	-	-	-
	125,000	-	-	0.30	(2)	1/14/2017	-	-	-	-
	707,530	-	-	0.30	(2)	10/8/2017	-	-	-	-
	334,900	-	-	0.30	(2)	1/8/2018	-	-	-	-
	178,950	178,950	-	0.30		4/21/2019	-	-	-	-

William J. Donovan
	200,000	-	-	0.30	(2)	8/18/2013	-	-	-	-
	600,000	-	-	0.30	(2)	2/18/2014	-	-	-	-
	10,000	-	-	0.30	(2)	2/18/2014	-	-	-	-
	200,000	-	-	0.30	(2)	11/21/2015	-	-	-	-
	125,000	-	-	0.30	(2)	1/14/2017	-	-	-	-
	353,372	-	-	0.30	(2)	10/8/2017	-	-	-	-
	322,600	-	-	0.30	(2)	1/8/2018	-	-	-	-
	172,400	172,400	-	0.30		4/21/2019	-	-	-	-

Gregory E. Hare
	200,000	-	-	0.30	(2)	1/16/2016	-	-	-	-
	125,000	-	-	0.30	(2)	1/14/2017	-	-	-	-
	312,840	-	-	0.30	(2)	10/8/2017	-	-	-	-
	243,500	-	-	0.30	(2)	1/08/2018	-	-	-	-
	130,250	130,250	-	0.30		4/21/2019	-	-	-	-

Richard F. Borrelli
	100,000	-	-	0.30	(2)	9/3/2014	-	-	-	-
	20,000	-	-	0.30	(2)	10/3/2015	-	-	-	-
	112,000	-	-	0.30	(2)	1/14/2017	-	-	-	-
	136,300	-	-	0.30	(2)	1/8/2018	-	-	-	-
	104,050	104,050	-	0.30		4/21/2019	-	-	-	-

(1) Two year vesting periods with 50% vested after year one, and 50% after year two.

(2) On April 24, 2010, the Company*s Compensation Committee approved the repricing of fully vested outstanding incentive and non-qualified stock options previously granted to officers, directors, employees and consultants of the Company, pursuant to the Company*s Amended and Restated 2003 Stock Incentive Plan. The Committee repriced the outstanding options to a price equal to the mean between the closing bid and asked quotations for the Company*s Common Stock on April 26, 2010, as reported on the OTC Bulletin Board, namely, $0.30 per share.  The outstanding options for the above named officers were issued with exercise prices ranging from $0.36 to $4.10 per share, which prices represented the fair market value of a share of Common Stock on the date of each such grant. The Compensation Committee repriced the outstanding options as compensation for the hardship of each optionee not regularly receiving his or her salary, wages, or other compensation due during the period April 6, 2006, through and including April 26, 2010, and the continued non-payment of such amounts by the Company.  The Committee determined that such action was in the best interest of the Company and its stockholders.

Option Exercises and Stock Vested Table

The following table sets forth information for each named executive officer regarding the number of shares acquired upon the exercise of stock options during the year ended December 31, 2010, and the aggregate dollar value realized upon the exercise of the option. We have not issued stock appreciation rights (SAR’s) or restricted stock awards (RSA’s) under our 2009 Stock Compensation Plan.

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

Employment, Severance and Change in Control Arrangements

The employment agreements for each named executive officer (except for Mr. Borrelli with whom we have not entered into any employment agreement) are multiple years in duration and automatically renew unless terminated by either party in accordance with its terms. Each of the named executive officers employment agreement provides for an annual base salary and a discretionary annual incentive cash bonus and/or equity awards.  In subsequent years, the amount of annual incentive cash and/or equity award bonus is subject to determination by our board of directors without limitation on the amount of the award. Each of the agreements provides for a severance payment over a prescribed term in the event the named executive is terminated without cause, including for Mr. Donovan and Mr. Hare, if their duties are materially changed in connection with a change in control. Each agreement also provides that no severance payment is due in the event of termination for cause, which includes termination for willful misconduct, conviction of a felony, dishonesty or fraud. Each agreement further contains an agreement by the named executive officer not to compete with us for a defined term equal in length to the applicable severance payment in the respective employment agreement, which we feel is reasonable and consistent with industry guidelines.

Michael W. Trudnak.   Mr. Trudnak serves as Chairman of the Board, Secretary, and Chief Executive Officer and a Class III director.  The Company entered into an employment agreement with Mr. Trudnak, which commenced on January 1, 2003.  The Company amended his agreement effective December 10, 2004. The amended agreement is for a three year term commencing June 26, 2003, and is renewable for one year terms.  The employment agreement provides for annual compensation to Mr. Trudnak of $275,000 and a monthly automobile allowance of $500.  The agreement provides for incentive compensation and/or bonuses as determined by Applied Visual Sciences, Inc., participation in the Company’s stock option plan, and participation in any of its employee benefit policies or plans.  The employment agreement may be terminated upon the death or disability of the employee or for cause, in which event Applied Visual Sciences, Inc.’s obligation to pay compensation shall terminate immediately.  In the event the agreement is terminated by us other than by reason of the death or disability of the employee or for cause, the employee is entitled to payment of his base salary for one year following termination.  The employee may terminate the agreement on 30 days’ prior notice to Applied Visual Sciences, Inc. The employee has entered into an employee proprietary information, invention assignment and non-competition agreement, pursuant to which the employee agrees not to disclose confidential information regarding Applied Visual Sciences, Inc., agrees that inventions conceived during his employment become the property of Applied Visual Sciences, Inc., agrees not to compete with the business of Applied Visual Sciences, Inc. for a period of one year following termination of employment, and agrees not to  solicit employees or customers of the Company following termination of employment.

William J. Donovan.   Mr. Donovan serves as President and Chief Operating Officer of Applied Visual Sciences, Inc., and previously served as Chief Financial Officer.  The Company entered into a new employment agreement with Mr. Donovan on November 18, 2005, which superseded his previous employment agreement with Applied Visual Sciences, Inc., dated effective August 18, 2003.  The new employment agreement is for a term of three years unless earlier terminated, and is automatically renewable for one year terms.  The employment agreement provides for an annual salary of $265,000.  The agreement provides for annual performance bonuses based on goals established by Applied Visual Sciences, Inc. and agreed to by Mr. Donovan, a monthly automobile allowance of $500, participation in our stock option and other award plans (which options or awards shall immediately vest upon a “change in control”), and participation in any benefit policies or plans adopted by us on the same basis as other employees at Mr. Donovan’s level.

The employment agreement may be terminated by Mr. Donovan on 30 days’ prior written notice.  The employment agreement may be terminated by us by reason of death, disability or for cause.  In the event the agreement is terminated for death or disability of the employee, our obligation to pay compensation to the employee shall terminate immediately; provided that if the Company does not maintain disability insurance for the employee, he is entitled to be paid his base salary for one year following his disability.  In the event that he is terminated other than by reason of his death, disability, for cause, or change in control, Mr. Donovan is entitled to payment of his base salary for one year following termination.  Further if Mr. Donovan terminates his employment for the following material reasons (each a “material reason”): written demand by us to change the principal workplace of the employee to a location outside of a 50-mile radius from the current principal address of Applied Visual Sciences, Inc.; a material reduction in the number or seniority of personnel reporting to employee or a material reduction in the frequency or in nature of matters with respect to which such personnel are to report to employee, other than as part of a company-wide reduction in staff; an adverse change in employee’s title; a material decrease in employee’s responsibilities; or a material demotion, Mr. Donovan is entitled to be paid the greater of the base salary remaining under the employment agreement or twelve months base salary.

In the event of a “change in control” of Applied Visual Sciences, Inc. and, within 12 months of such change of control, employee’s employment is terminated or one of the events in the immediately preceding sentence occurs, Mr. Donovan is entitled to be paid his base salary for 18 months following such termination or event.  A “change in control” would include the occurrence of one of the following events:

•

the approval of the stockholders for a complete liquidation or dissolution of Applied Visual Sciences, Inc.;

•

the acquisition of 20% or more of the outstanding common stock of Applied Visual Sciences, Inc. or of voting power by any person, except for purchases directly from Applied Visual Sciences, Inc., any acquisition by Applied Visual Sciences, Inc., any acquisition by a Applied Visual Sciences, Inc. employee benefit plan, or a permitted business combination;

•

if two-thirds of the incumbent board members as of the date of the agreement cease to be board members, unless the nomination of any such additional board member was approved by three-quarters of the incumbent board members;

•

upon the consummation of a reorganization, merger, consolidation, or sale or other disposition of all or substantially all of the assets of Applied Visual Sciences, Inc., except if (i) all of the beneficial owners of Applied Visual Sciences, Inc.’s outstanding common stock or voting securities who were beneficial owners before such transaction own more than 50% of the outstanding common stock or voting power entitled to vote in the election of directors resulting from such transaction in substantially the same proportions, (ii) no person owns more than 20% of the outstanding common stock of Applied Visual Sciences, Inc. or the combined voting power of voting securities except to the extent it existed before such transaction, and (iii) at least a majority of the members of the board before such transaction were members of the board at the time the employment agreement was executed or the action providing for the transaction.

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

Gregory E. Hare.  Mr. Hare serves as our Chief Financial Officer, and Treasurer. The Company entered into an employment agreement with Mr. Hare commencing on January 30, 2006. The employment agreement is essentially the same as the agreement the Company entered into with Mr. Donovan, except that the agreement is for a term of two years unless earlier terminated and shall automatically renew for successive one year terms unless terminated prior thereto.  The employment agreement provides for a base salary of $200,000 per annum and no automobile allowances. The agreement provides for annual performance bonuses based on goals established by the Company and agreed to by Mr. Hare, participation in the Company’s stock option and other award plans, and participation in any company benefit policies or plans adopted by us on the same basis as other employees at Mr. Hare’s level.  The Company agreed to grant to Mr. Hare, subject to approval of our Compensation Committee, stock options to purchase 200,000 shares of our common stock pursuant to our 2003 Stock Incentive Plan, one-half of which options will vest on the one year anniversary of the commencement of his employment and the remaining options vesting on the two year anniversary of the commencement of his employment.

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

Cash Severance and Change in Control Payments

The following table summarizes the potential payments and benefits payable to each of our named executive officer upon termination of employment or change in our control assuming our named executive officers were terminated on December 31, 2010:

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

Acceleration o f Vesting of Option Awards

If our named executive officers were terminated on December 31, 2010, the applicable officer is entitled to automatically and immediately vest in his or her outstanding stock options, as described in the table below:

Name/Circumstances	Description of Equity Awards

Michael W. Trudnak (Change of Control)

357,900 options were granted on April 21, 2009, of which 178,950 became exercisable on April 21, 2010, and the balance of 178,950 would immediately vest and become exercisable in full at a total exercise value of $53,685 (average of $0.30 per share).

William J. Donovan (Change of Control, Death, or Disability)

344,800 options were granted on April 21, 2009, of which 172,400 became exercisable on April 21, 2010, and the balance of 172,400 would immediately vest and become exercisable in full at a total exercise value of $51,720 (average of $0.30 per share).

Gregory E. Hare (Change of Control, Death, or Disability)

260,200 options granted were on April 21, 2009, of which 130,100 became exercisable on April 21, 2010, and the balance of 130,100 would immediately vest and become exercisable in full at a total exercise value of $39,030 (average of $0.30 per share).

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

Director Compensation and Benefits

On December 6, 2007, based upon the recommendation of the Compensation Committee, the Board adopted an “Amended Policy Regarding Compensation of Independent Directors,” pursuant to which we will furnish the following compensation to our independent directors effective July 1, 2009.  We furnished compensation to our independent directors in accordance with the following policy during 2010:

•

At the beginning of each calendar year, each independent director will receive annual compensation in the form an award of non-qualified options to purchase 150,000 shares of common stock, an annual retainer for attending Board meetings of non-qualified options to purchase 24,000 shares of common stock, non-qualified options to purchase 3,000 shares of common stock for each board committee of which he or she is a member, and non-qualified options to purchase 2,000 shares of common stock for each board committee of which he or she is a chairperson of the Compensation, Nominating, and Special Committees, and non-qualified options to purchase 70,000 shares of common stock for the Audit Committee chairperson, or a pro rata portion of such number if a director is elected after the beginning of the year.

•

We reimburse our independent directors for out of pocket expenses in connection with travel to and attending board and committee meetings.

All of the options we issue to independent directors are pursuant to our 2003 Stock Incentive Plan.  The options are exercisable for a period of ten years and at a price equal to the fair market value of Applied Visual Sciences, Inc.’s common stock on the date of grant.  The board, at its discretion, may grant additional awards of options, restricted stock and/or cash compensation to its independent directors as it may determine from time to time.

Our Policy may be amended, altered or terminated at the election of the board, provided no amendment, alteration or terminations shall have a retroactive effect or impair the rights of an independent director under any option grant theretofore granted.

Our directors who are also officers of or employed or engaged as consultants by Applied Visual Sciences, Inc. or any of its subsidiaries are not additionally compensated for their board activities.

The following table sets forth compensation to our independent directors for the fiscal year ended December 31, 2010. Currently, our independent directors as a group only receive stock option awards as compensation for their services on the Board and do not receive any cash compensation other than reimbursement of expenses for such activities.

Name	Fiscal Year	Fees Earned or Paid in Cash	Stock Awards Value	Option Awards Value (1)	Value of Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	Value of All Other Compensation	Total Value
Charles T. Nash (2)	2010	$ -	$ -	$ 59,059	$ -	$ -	$ -	$ 59,059

Henry A. Grandizio (2)	2010	-	-	72,682	-	-	-	72,682

Joseph C. Brothers	2010	-	-	35,483	-	-	-	35,483

Keith S. Kelly	2010	-	-	35,099	-	-	-	35,099

Sean W. Kennedy (2)(3)	2010	-	-	59,810	-	-	208,000	267,810

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

(2) On April 24, 2010, the Company*s Compensation Committee approved the repricing of fully vested outstanding incentive and non-qualified stock options previously granted to officers, directors, employees and consultants of the Company, pursuant to the Company*s Amended and Restated 2003 Stock Incentive Plan. The Committee repriced the outstanding options to a price equal to the mean between the closing bid and asked quotations for the Company*s Common Stock on April 26, 2010, as reported on the OTC Bulletin Board, namely, $0.30 per share.  The outstanding options for the above directors were previously issued with the exercise prices ranging from $0.45 to $3.60 per share, which prices represented the fair market value of a share of Common Stock on the date of each such grant.  Includes the aggregate fair value of the options on the repricing date for Messrs. Nash, Grandizio, and Kennedy of $34,050, $20,756, and $36,150, respectively.

(3) Mr. Kennedy provides consulting services through BND Software, Inc., a corporation that he owns and controls. The consulting services provided include managing the research, development and information systems activities of the Company. We paid or agreed to pay BND Software, Inc. an aggregate of $208,000 during 2010.  As of December 31, 2010, the Company has accrued and unpaid fess due BND Software, Inc. of $325,796.

Other Arrangements

We maintain a “claims made” officers and directors liability insurance policy with coverage limits of $5,000,000 and a maximum $200,000 deductible amount for each claim.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of March 30, 2011, the beneficial ownership of our common stock by (i) any person we know who is the beneficial owner of more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.  As of March 30, 2011 there were 84,763,958 shares of our common stock issued and outstanding.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (1)		% of Common Stock Beneficial Ownership

Michael W. Trudnak	10,190,988	(2)	11.6%
William J. Donovan	4,493,572	(3)	5.1%
Gregory E. Hare	2,624,712	(4)	3.0%
Sean W. Kennedy	1,971,824	(5)	2.3%
Charles T. Nash	490,500	(6)	*
Henry A. Grandizio	649,187	(7)	*
Joseph C. Brothers	1,600,000	(8)	1.9%
Keith S. Kelly	320,777	(9)	*

All executive officers and directors as a group (8 individuals)	22,341,560	(10)	23.1%

* Represents less than 1%

(1)

Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, and is generally determined by voting powers and/or investment powers with respect to securities.  Unless otherwise noted, all shares of common stock listed above are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them.  Such person or entity’s percentage of ownership is determined by assuming that any options or convertible securities held by such person or entity which are exercisable within 60 days from the date hereof have been exercised or converted as the case may be.  All addresses, except as noted, are c/o Applied Visual Sciences, Inc., 250 Exchange Place, Suite H, Herndon, Virginia 20170.

(2)

Mr. Trudnak - includes 1,806,380 shares underlying options and 1,666,804 warrants to purchase shares of common stock which are currently exercisable. Does not include shares underlying 178,950 options that are not currently exercisable.

(3)

Mr. Donovan - includes 1,983,372 shares underlying options and 1,600,000 warrants to purchase shares of common stock which are currently exercisable. Does not include 172,400 shares underlying options that are not currently exercisable.

(4)

Mr. Hare – includes 1,011,440 shares underlying options and 900,136 warrants to purchase shares of common stock which are currently exercisable.  Does not include shares underlying 130,100 options that are not currently exercisable.

(5)

Mr. Kennedy - includes 566,950 shares underlying options and 588,412 warrants to purchase shares of common stock which are currently exercisable. Does not include underlying 82,450 options that are not currently exercisable. Includes 10,550 shares of common stock owned by Mr. Kennedy’s wife with respect to which Mr. Kennedy disclaims beneficial ownership.

(6)	Mr. Nash - includes 483,500 shares underlying options to purchase shares of common stock which are currently exercisable. Does not include underlying 3,425 options that are not currently exercisable.
(7)

Mr. Grandizio – includes 649,187 shares underlying options to purchase shares of common stock which are currently exercisable. Does not include underlying 2,055 options that are not currently exercisable.

(8)

Mr. Brothers – includes 800,000 shares underlying warrants to purchase shares of common stock which are currently exercisable. Does not include underlying 126,725 options that are not currently exercisable.

(9)	Mr. Kelly – does not include underlying 125,355 options that are not currently exercisable.
(10)

All executive officers and directors as a group (8 individuals) - includes shares underlying options to purchase an aggregate of 1,806,380, 1,983,372, 1,011,440, 566,930, 483,500, 649,187, 0, and 0 shares of common stock which are currently exercisable that have been granted to Messrs. Trudnak, Donovan, Hare, Kennedy, Nash, Grandizio, Brothers, and Kelly, respectively.  Also includes shares underlying warrants to purchase an aggregate of 1,666,804, 1,600,000, 900,136, 588,412, 0, 0, 800,000, and 0 shares of common stock which are currently exercisable that have been issued to Messrs. Trudnak, Donovan, Hare, Kennedy, Nash, Grandizio, Brothers, and Kelly, respectively.  Does not include shares underlying options to purchase an aggregate of 178,950, 172,400, 130,100, 82,450, 3,425, 2,055, 126,725, and 125,355 shares of common stock that are not currently exercisable that have been granted to Messrs. Trudnak, Donovan, Hare, Kennedy, Nash, Grandizio, Brothers, and Kelly, respectively.

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

Loans from Our Chief Executive Officer

On April 21, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, the Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned the Company $200,000. The Company issued a non-negotiable promissory note, dated effective April 21, 2006, to Mr. Trudnak in the principal amount of $200,000. The note is unsecured, non-negotiable and non-interest bearing. The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default. The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum. The note is not assignable by Mr. Trudnak without our prior consent. The Company may prepay the note in whole or in part upon ten days notice. On October 21, 2006, Mr. Trudnak extended the due date of the loan to December 31, 2006. Subsequently, on October 3 and October 18, 2006, Mr. Trudnak loaned the Company $102,000 and $100,000, respectively, on substantially the same terms as the April 21, 2006 loan, except that each loan is due six months after the date thereof. Accordingly, following such additional loans, the Company owed an aggregate of approximately $402,000 to Mr. Trudnak. On November 10, 2006, Mr. Trudnak extended the due dates of such loans to May 31, 2007, except that $100,000 of the April 21, 2006, loan becomes due upon the Company raising $2,500,000 in financing after November 6, 2006, and the remaining amount of $202,000 of such loans become due upon the Company raising an aggregate of $5,000,000 in financing after November 6, 2006, and prior to May 31, 2007. Following the first closing of our Debenture and Series D Warrant financing on November 8, 2006, the Company repaid $100,000 on November 20, 2006, in principal amount of the April 1, 2006, and paid an additional $100,000 to Mr. Trudnak on April 17, 2007 upon the second closing of our Debenture and Series D Warrant financing. On May 31, 2007, Mr. Trudnak extended the due dates of the remaining loans to May 31, 2008. Although, the anticipated payment of $202,000 had not been made, and Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008, for total outstanding notes of $226,000.  Subsequently, the maturity date of the outstanding loans was extended to May 31, 2009, and subsequently to May 31, 2010.  On June 1, 2010, the outstanding loans were extended to June 30, 2011.  During 2010, the Company repaid an aggregate of $108,900 of the notes, resulting in an outstanding balance at December 31, 2010, of $117,100. The terms of the above transaction were reviewed and approved by the Company’s audit committee and by our Board of Directors.

Consulting Agreement with BND Software, Principal Owner Sean Kennedy, a Director of the Company

On July 15, 2008, Applied Visual Sciences, Inc. entered into a consulting agreement with BND Software, Inc. (“BND”), a corporation that is owned and controlled by Mr. Sean W. Kennedy, a director of the Company. BND agreed to provide certain consulting services to the Applied Visual including managing the research, development and information systems activities of the Company. The agreement is for a term of one year commencing on May 27, 2008, and expires on May 31, 2009. The agreement provided for an extension of a twelve (12) month period upon mutual agreement by both parties. The agreement may be terminated upon 60 days prior written notice by one party to the other party. The agreement also provided for an annual compensation of $216,000. The Company did not renew the agreement with BND, although Mr. Kennedy continues to provide management services for the research, development and information systems activities.  We paid or agreed to pay BND an aggregate of $208,000 during 2010, and $216,000 during 2009, of which $325,796 is accrued and unpaid as of December 31, 2010.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

To ensure the independence of Applied Visual Sciences, Inc.’s independent auditor and to comply with applicable securities laws, the Audit Committee is responsible for reviewing, deliberating and, if appropriate, pre-approving all audit, audit-related, and non-audit services to be performed by Applied Visual Sciences, Inc.’s independent registered public accountants.  For that purpose, the Audit Committee has established a policy and related procedures regarding the pre-approval of all audits, audit-related, and non-audit services to be performed by Applied Visual Sciences, Inc.’s independent accountants (the "Policy").

The Policy provides that Applied Visual Sciences, Inc.’s independent accountant may not perform any audit, audit-related, or non-audit service for Applied Visual Sciences, Inc., subject to those exceptions that may be permitted by applicable law, unless (1) the service has been pre-approved by the Audit Committee, or (2) Applied Visual Sciences, Inc. engaged the independent registered public accountant to perform the service pursuant to the pre-approval provisions of the Policy. In addition, the Policy prohibits the Audit Committee from pre-approving certain non-audit services that are prohibited from being performed by Applied Visual Sciences, Inc.’s independent accountant by applicable securities laws. The Policy also provides that the Chief Financial Officer will periodically update the Audit Committee as to services provided by the independent auditor. With respect to each such service, the independent registered public accountant provides detailed back-up documentation to the board and the Chief Financial Officer.

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

The Audit Committee of the Board of Directors of the Company has appointed the firm of KBL, LLP, to serve as independent auditors of the Company for the fiscal year ending December 31, 2010.  KBL, LLP was first appointed on February 23, 2009 for the fiscal year ending December 31, 2008 audit. The London office of Moore Stephens International performs an audit of Wise Systems, in accordance with the statutory requirements of the United Kingdom, and also provides related tax services.

For the fiscal years ended December 31, 2010, and 2009, the Company paid (or will pay) the following fees for services rendered during the year or for the audit in respect of those years:

Fee Type	2010	2009

Audit Fees (1)	$ 60,500	$ 68,000
Audit Related Fees (2)	-	2,757
Tax Fees (3)	8,500	6,500
All Other Fees (4)	-	-
Total	$ 69,000	$ 77,257

(1) Represents fees for professional services rendered in connection with the audit of the annual financial statements, and review of the quarterly financial statements for each fiscal year.  Fiscal 2010 fees include approximately $60,500 for KBL, LLP.  Fiscal 2009 fees include approximately $58,000 for KBL, LLP, and $10,000 for Moore Stephens.

(2) Represents fees for professional services that principally include due diligence in connection with acquisitions or dispositions, accounting consultantations, and assistance with internal control documentation and information systems audits. The assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements, such as SEC filings. No such services for Fiscal 2010 were approved nor rendered.  Fiscal year 2009 reflects fees to KBL, LLP of $0, and $2,757 for Goodman & Company, L.L.P.

(3) Represents fees for tax compliance services.  Fiscal 2010 disclosure represent amounts estimated to be paid to KBL, LLP of $3,500, and to Moore Stephens for Wise Systems of $5,000.  Fiscal 2009 disclosure represent amounts paid to KBL, LLP of $2,500, and to be paid to Moore Stephens for Wise Systems of $4,000.

(4) Represents fees for professional services other than those described above.  No other such services for Fiscal 2010 and 2009 were approved nor rendered pursuant to the de minimis exception provided in Rule 2-01 (7) (i)(C) of Regulation S-X.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

The financial statements of the Company for the fiscal years covered by this Annual Report are located on page 100 of this Annual Report.

(a) The following financial statements and those financial statement schedules required by Part IV, Item 15 hereof are filed as part of this report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm,

Consolidated Balance Sheets as of December 31, 2010 and 2009,

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2010, and 2009,

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2010, and 2009,

Consolidated Statements of Cash Flows for the years ended December 31, 2010, and 2009,

Notes to Consolidated Financial Statements.

2. Financial Statement Schedules:

The financial statements are set forth under Part IV, Item 15 of this Annual Report on Form 10-K.  Financial statement schedules have been omitted since they are not required, not applicable, or the information is otherwise included.

(b) The following exhibits are filed as part of this Annual Report on Form 10-K:

EXHIBITS

Incorporated by Reference From
Exhibit No.	Exhibit Description	Form	Filing Date	Filed Herewith
2.1	Amended and Restated Agreement and Plan of Reorganization dated effective June 12, 2003, by and among the Company, RJL Marketing Services, Inc., and the shareholders of RJL Marketing Services, Inc.	8-K	06/27/2003
3.1	Certificate of Incorporation	10-KSB	04/15/2004
3.2	Articles of Amendment to Certificate of Incorporation	10-KSB	04/15/2004
3.3	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock.	10-QSB	08/15/2003
3.4	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock.	10-QSB	08/15/2003
3.5	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, dated September 24, 2003.	10-QSB	11/14/2003
3.6	Certificate of Amendment to Certificate of Designation of Preferences and Rights of Series B Convertible Preferred Stock, dated October 27, 2003.	10-QSB	11/14/2003
3.7	Certificate of Amendment to Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock, dated November 24, 2004
3.8	By-Laws	10-KSB	04/15/2004

4.1	Form of Common Stock Certificate, on file at company
10.1	Employment Agreement, dated August 18, 2003, between the Registrant and William J. Donovan.	10-QSB	11/14/2003
10.2	Asset Purchase Agreement, dated October 23, 2003, between the Registrant, Difference Engines Corporation and Certain Stockholders.	10-QSB	11/14/2003
10.3	Amended And Restated 2003 Stock Incentive Plan.	10-KSB	04/15/2004
10.4	Amended Employment Agreement, dated December 10, 2004, between the Registrant and Michael W. Trudnak.	8-K	12/20/2004
10.5	Form of Incentive Stock Option Award Agreement.	10-Q	08/12/2005
10.6	Form of Non-Qualified Stock Option Award Agreement.	10-Q	08/12/2005
10.7	Form of Systems Implementation Agreement.	10-Q	11/14/2005
10.8	Employment Agreement, dated December 21, 2005, between the Registrant and Mr. Gregory E. Hare	8-K	01/31/2006
10.9	Loan Agreement, dated April 21, 2006, by and between the Registrant and Mr. Michael W. Trudnak.	8-K/A	5/25/06
10.10	Reseller Agreement, dated July 25, 2006, by and between Registrant and Logos Imaging, LLC.	10-Q	8/11/06
10.11	Securities Purchase Agreement, dated November 3, 2006, by and among Registrant and Certain purchasers.	8-K	11/8/06
10.12	Form of Series A 10% Senior Convertible Debenture, due November 8, 2008.	8-K	11/8/06
10.13	Form of Registration Rights Agreement by and among Registrant and Certain Purchasers.	8-K	11/8/06
10.14	Form of Series D Common Stock Purchase Warrant Issued to Certain Purchasers.	8-K	11/8/06
10.15	Placement Agent Agreement, dated July 14, 2006, by and between Registrant and Midtown Partners & Co., LLC.	8-K	11/8/06
10.16	Form of Placement Agent’s Warrant issued to Midtown Partners & Co., LLC and its designees	8-K	11/8/06
10.17	Distribution Agreement, dated August 20, 2006, by and between Registrant and MTS Delft.	10-Q	11/14/06
10.18	Distribution Agreement, dated August 20, 2006, by and between Registrant and Calyx (UK) Limited.	10-Q	11/14/06
10.19	Amendment Agreement, dated October 21, 2006, by and between Registrant and Mr. Michael W. Trudnak.	10-Q	11/14/06
10.20	Amendment Agreement, dated November 10, 2006, by and between Registrant and Mr. Michael W. Trudnak.	10-Q	11/14/06
10.21	Collaboration Agreement, dated March 23, 2007, by and between Registrant and Confirma, Inc.	10-Q	5/18/07
10.22	Public and Investor Relations Agreement, dated May 8, 2007, by and between Registrant and Trilogy Capital Partners, Inc.	10-Q	8/17/07
10.23	Software License Agreement, dated June 26, 2007, by and between Registrant and NAST.	10-Q	8/17/07
10.24	Consultant Agreement, dated July 19, 2007, by and between Registrant and Medical Image Informatics.	10-Q	8/17/07
10.25	Securities Purchase Agreement, dated August 6, 2007, by and among Registrant and Certain purchasers.	8-K	8/7/07
10.26	Form of Series F and G Common Stock Purchase Warrant Issued to Certain Purchasers.	8-K	8/7/07

10.27	Form of Non-Qualified Stock Option Award Agreement Issued to Certain Executive Officers Related to Continued Deferral of Salary	10-Q	11/13/07
10.28	Strategic Alliance and Joint Development Agreement, dated October 16, 2007, by and between Registrant and with Control Screening, LLC, d/b/a AutoClear.	10-K	4/16/08
10.29	Marketing License Agreement, dated November 1, 2007, by and between Registrant and EGC Informatics, Inc., d/b/a International Threat Detection Systems (“ITDS”).	10-K	4/16/08
10.30	Consulting Agreement, dated July 19, 2008, by and between Registrant and BND Software.	8-K	7/22/08
10.31	2009 Stock Compensation Plan, amended and effective on July 24, 2009	8-K	8/4/09
10.32	Form of Non-Qualified Stock Option Award Agreement, 2009 Stock Compensation Plan	8-K	6/22/09
10.33	Form of Restricted Stock Award Agreement, 2009 Stock Compensation Plan	8-K	6/22/09
10.34	Form of Restricted Stock Rights Agreement, 2009 Stock Compensation Plan	8-K	6/22/09
10.35	Amended Policy Independent Director Compensation, effective July 1, 2009	8-K	6/25/09
10.36	Form of Independent Director Non-Qualified Stock Option Award Agreement	8-K	6/25/09
10.37	2009 Stock Compensation Plan, amended and effective on July 24, 2009	8-K	8/4/09
10.38	Placement Agent Agreement, dated July 20, 2009, by and between Registrant and Grant Bettingen, Inc.	8-K	8/4/09
10.39	Convertible Promissory Note, six month term	8-K	8/4/09
10.40	Certificate of Ownership and Merger, and Name Change	8-K	7/15/10
10.41	Amendment and Waiver Agreement, dated October 15, 2010, by and between Registrant and Certain Purchasers	8-K	10/20/10
10.42	Securities Purchase Agreement, dated February 23, 2011, by and among Registrant and Seaside 88, L.P.	8-K	3/2/11
14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers	10-KSB	4/15/04
21	List of Subsidiaries.			X
23.1	Consent of KBL, LLP			X
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)			X
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)			X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)			X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)			X

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

Signature	Title	Date
/s/ Michael W. Trudnak Michael W. Trudnak	Chairman of the Board, Chief Executive Officer and Secretary, Director (Principal Executive Officer)	April 5, 2011
/s/ William J. Donovan William J. Donovan	President and Chief Operating Officer, Director	April 5, 2011
/s/ Gregory E. Hare Gregory E. Hare	Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)	April 5, 2011
/s/ Joseph C. Brothers Joseph C. Brothers	Director	April 5, 2011
/s/ Henry A. Grandizio Henry A. Grandizio	Director	April 5, 2011
/s/ Keith S. Kelly Keith S. Kelly	Director	April 5, 2011
/s/ Sean W. Kennedy Sean W. Kennedy	Director	April 5, 2011
/s/ Charles T. Nash Charles T. Nash	Director	April 5, 2011

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

TOGETHER WITH THE REPORT OF THE INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Applied Visual Sciences, Inc.

Herndon, Virginia

We have audited the accompanying consolidated balance sheets of Applied Visual Sciences, Inc. (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Visual Sciences, Inc. as of December 31, 2010 and 2009, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2010 and 2009 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.   As discussed in Note 1 to the consolidated financial statements, the Company has sustained significant operating losses and needs to obtain additional financing or restructure its current obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP

New York, NY

April 4, 2011

CONSOLIDATED BALANCE SHEETS

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$ 4,874	$ 8,707
Accounts receivable	69,527	11,872
Prepaid expenses	19,281	21,721
Total current assets	93,682	42,300

Equipment, net	286,772	329,657

Other Assets
Other noncurrent assets	11,122	22,244
Intangible assets, net	365,173	352,578
Total assets	$ 756,749	$ 746,779

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 1,766,870	$ 2,469,674
Other accrued liabilities	5,021,712	3,967,127
Note payable and advances, related parties	117,100	226,000
Convertible notes payable	-	675,000
Convertible debentures	1,688,205	4,702,921
Derivative liabilities - embedded conversion feature of debentures	2,228,431	1,354,051
Deferred revenue	-	3,808
Total current liabilities	10,822,318	13,398,581

Common shares subject to repurchase, stated at estimated redemption value; 282,704 shares outstanding at December 31, 2010, and 302,222 shares outstanding at December 31, 2009
	98,946	42,311

Stockholders' Equity (Deficit)
Convertible preferred stock, $0.20 par value; authorized 1,000,000 shares
Shares issued and outstanding at December 31, 2010 - none
Shares issued and outstanding at December 31, 2009 - none	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares
Shares issued and outstanding at December 31, 2010 - 82,212,233
Shares issued and outstanding at December 31, 2009 - 58,992,880	82,212	58,993
Additional paid-in capital	80,242,987	74,087,250
Accumulated comprehensive income	63,354	62,481
Deficit accumulated	(90,553,068)	(86,902,837)
Total stockholders' equity (deficit)	(10,164,515)	(12,694,113)
Total liabilities and stockholders' equity (deficit)	$ 756,749	$ 746,779

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2010	2009

Net revenues	$ 110,499	$ 91,504

Cost of sales	45,104	101,915

Gross profit (loss)	65,395	(10,411)

Selling, general and administrative expense	4,708,795	5,573,173

Operating loss	(4,643,400)	(5,583,584)

Other income (expense)	993,169	(2,949,930)

Net loss	$ (3,650,231)	$ (8,533,514)

Net loss per common share:
Basic and diluted	$ (0.05)	$ (0.16)

Weighted average number of common shares used
in computing basic and diluted net loss per share	69,024,431	51,739,274

Other comprehensive income
Comprehensive income - beginning of period	$ 62,481	$ 61,450
Cumulative translation adjustments	873	1,031

Comprehensive income - end of period	$ 63,354	$ 62,481

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

APPLIED VISUAL SCIENSES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
								Total Accumulated Comprehensive Loss
				Deferred Stock Compensation	Other Comprehensive Income (Loss)		Total Stockholders' Equity (Deficit)
	Common Stock		Additional			Accumulated Deficit
	Shares	Amount	Paid-In Capital
Balance, December 31, 2008	47,074,674	$ 47,075	$ 69,375,269	$ (9,412)	$ 61,450	$ (78,369,323)	$ (8,894,941)	$ (78,307,873)
Remeasurement of stock issued pursuant to consulting agreements	-	-	(13,454)	13,454	-	-	-	-
Proceeds from sale of common stock for cash, net	5,329,492	5,330	1,553,124	-	-	-	1,558,454	-
Exchange commission for common stock	148,000	148	31,852	-	-	-	32,000	-
Common stock and warrants issued for consulting services	309,329	309	124,191	(124,500)	-	-	-	-
Stock options issued for consulting services	-	-	44,523	(44,523)	-	-	-	-
Fair value of warrants in consideration of short-term note	-	-	5,671	-	-	-	5,671	-
Common stock issued to employees	1,125,000	1,125	235,125	-	-	-	236,250	-
Conversion of interest for common stock	161,210	161	35,320	-	-	-	35,481	-
Conversion of debentures to common stock	4,434,455	4,434	1,108,066	-	-	-	1,112,500	-
Conversion of bridge notes to common stock	410,720	411	109,589	-	-	-	110,000	-
Relative fair value of warrants issued for dilutive issuance of financing	-	-	535,484	-	-	-	535,484	-
Gain (loss) remeasurement of common shares subject to repurchase	-	-	12,090	-	-	-	12,090	-
Amortization of consultants deferred stock based compensation	-	-	-	117,518	-	-	117,518	-
Amortization of employee stock options	-	-	977,863	-	-	-	977,863	-
Foreign currency translation	-	-	-	-	1,031	-	1,031	1,031
Net loss	-	-	-	-	-	(8,533,514)	(8,533,514)	(8,533,514)
Total comprehensive loss	-	-	-	-	-	-	-	(8,532,483)
Balance, December 31, 2009	58,992,880	58,993	74,134,713	(47,463)	62,481	(86,902,837)	(12,694,113)	(86,840,356)
Remeasurement of stock issued pursuant to consulting agreements	-	-	4,100	(4,100)	-	-	-	-
Proceeds from sale of common stock for cash, net	4,824,000	4,824	1,110,456	-	-	-	1,115,280	-
Common stock and warrants issued for consulting services	1,121,108	1,120	306,557	(185,070)	-	-	122,607	-
Stock options issued for consulting services	-	-	14,000	(14,000)	-	-	-	-
Employee stock options exercised	124,500	124	37,226	-	-	-	37,350	-
Exercise of common stock purchase warrants	1,092,000	1,092	261,408	-	-	-	262,500	-
Cashless exercise of common stock purchase warrants	420,166	420	(420)	-	-	-	-	-
Fair value of warrants in consideration extend/convert short-term note	-	-	38,550	-	-	-	38,550	-
Common stock issued to employees or consultant	2,765,000	2,765	579,685	-	-	-	582,450	-
Conversion of interest for common stock	7,033,018	7,033	1,751,032	-	-	-	1,758,065	-
Conversion of debentures to common stock	1,710,000	1,710	425,790	-	-	-	427,500	-
Conversion of convertible notes to common stock	2,779,819	2,780	699,359	-	-	-	702,139	-
Conversion of accounts payable to common stock	759,287	760	218,731	-	-	-	219,491	-
Conversion of accrued wages to common stock	590,455	591	147,162	-	-	-	147,753	-
Reclassification of common shares previously subject to repurchase	-	-	2,733	-	-	-	2,733	-
Gain on remeasurement of common shares subject to repurchase	-	-	(59,368)	-	-	-	(59,368)	-
Amortization of consultants deferred stock based compensation	-	-	-	180,493	-	-	180,493	-
Amortization of employee stock options	-	-	641,413	-	-	-	641,413	-

Foreign currency translation	-	-	-	-	873	-	873	873
Net loss	-	-	-	-	-	(3,650,231)	(3,650,231)	(3,650,231)
Total comprehensive loss	-	-	-	-	-	-	-	(3,649,358)
Balance, December 31, 2010	82,212,233	$ 82,212	$ 80,313,127	$ (70,140)	$ 63,354	$ (90,553,068)	$ (10,164,515)	$ (90,489,714)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (3,650,231)	$ (8,533,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	110,084	116,749
Stock-based compensation expense	1,559,215	1,331,631
Amortization of bridge notes and debentures discounts	-	541,155
Fair value of warrants issued - derivative instruments	38,550	-
Revaluation of derivative instrument expense (income)	(1,447,236)	2,571,389
Gain on settlement of debt	(265,600)	(931,392)
Noncash broker compensation expense	-	32,000
Other noncash (stock issued in lieu of interest paid)	681,117	35,481
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(57,655)	16,328
Decrease in prepaid expenses	2,440	81,411
Decrease in other noncurrent assets	11,122	-
Increase (decrease) in accounts payable	406,092	864,425
Increase in accrued expenses	1,385,383	1,560,163
Decrease in deferred revenue	(3,808)	(6,035)
Net cash flows used in operating activities	(1,230,527)	(2,320,209)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(45,149)	(3,573)
Investment in patents	(34,777)	(33,941)
Net cash flows used in investing activities	(79,926)	(37,514)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	1,115,280	1,558,454
Proceeds from exercise of employee stock options	37,350	-
Proceeds from exercise of stock warrants	262,500	-
Proceeds from short-term convertible notes payable	0	725,000
Reduction of short-term note payable, related party	(108,900)	-
Net cash flows provided by financing activities	1,306,230	2,283,454

Effect of exchange rate changes on cash and cash equivalents	390	2,199

Net decrease in cash and cash equivalents	(3,833)	(72,070)
Cash and cash equivalents at beginning of the year	8,707	80,777

Cash and cash equivalents at end of the year	$ 4,874	$ 8,707

Supplemental disclosure of cash flow information:
Remeasurement of common stock subject to repurchase	$ (59,368)	$ 12,090
Reclassification of common stock previously subject to repurchase	2,733	-
Conversion of short-term convertible notes to common stock	675,000	-
Conversion of convertible debenture to common stock	427,500	1,112,500
Conversion of accounts payable and other accrued liabilities to stock	894,085	-
Conversion of accrued wages to common stock	207,002	-
Interest paid during the period in cash	-	450

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    BASIS OF PRESENTATION AND GOING CONCERN CONSIDERATIONS

Description of Business

Applied Visual Sciences, Inc. was incorporated under the name Guardian Technologies International, Inc., in the Commonwealth of Virginia in 1989 and reincorporated in State of Delaware in February 1996. We changed our name to Applied Visual Sciences, Inc., on July 9, 2010. Applied Visual Sciences, Inc. and its subsidiaries are collectively referred to herein as the “Company,” “Applied Visual Sciences, Inc.,” “Applied Visual,” “us,” “we,” or “our.”

Applied Visual Sciences is a technology company that designs and develops imaging informatics solutions for delivery to its target markets through its two operating subsidiaries: Guardian Technologies International, Inc. for aviation/homeland security and Signature Mapping Medical Sciences, Inc., for healthcare. The Company utilizes imaging technologies and analytics to create integrated information management technology products and services that address critical problems in healthcare and homeland security for corporations and governmental agencies. Each product and service can improve the quality and response time of decision-making, organizational productivity, and efficiency within the enterprise. Our product suite integrates, streamlines, and distributes business and clinical information and images across the enterprise.

Our core technology is an “intelligent imaging informatics” (“3i™”) engine that is capable of extracting embedded knowledge from digital images, and has the capacity to analyze and detect image anomalies. The technology is not limited by type of digital format. It can be deployed across divergent digital sources such as still images, x-ray images, video and hyper-spectral imagery. To date, the technology has been tested in the area of threat detection for baggage scanning at airports, for bomb squad applications and the detection of tuberculosis by analyzing digital images of stained sputum slides captured through a photo microscopy system. Varying degrees of research and development have been conducted in the areas of detection for cargo scanning, people scanning, military target acquisition in a hyper-spectral environment, satellite remote sensing ground surveys and mammography CAD products and radiologists’ diagnostic imaging tools. Product development in these areas is ongoing, and while there can be no assurance, we believe that the technology should produce results equal to or greater than those currently achieved in baggage scanning.

On July 19, 2010 we announced that we had expanded ours organizational structure to better reflect our business operations and to provide an enhanced operational structure to capitalize on domestic and international business and joint product development opportunities.  We changed our name to Applied Visual Sciences, Inc. (“APVS”) and our common stock began to be quoted on the OTC Bulletin Board under symbol “APVS.” APVS serves as the holding company and IT development organization for the group.  The Company has achieved certain significant corporate life cycle milestones that necessitated a more diverse corporate structure.  The purpose of the structure is to segregate distinct business operations into separate corporate entities, all under a single umbrella organization. Our two wholly-owned operating subsidiaries are: Guardian Technologies International, Inc. - the homeland security/defense technology entity, and Signature Mapping Medical Sciences, Inc. - the healthcare technology entity.  APVS will maintain ownership of all existing and in-process patents, as well as any future patentable technology developed by its research and development staffs, or developed as a tangential application of its core patented technologies.  Our subsidiaries will be the business operations focused on new product development, marketing, and sales for their respective markets.

By structuring in this manner, as a means to conduct business, we expect to realize the following benefits:

•

Creation of autonomous business units with defined measurable goals and objects;

•

Alignment of risk characteristics to the specific product, line of business or foreign market;

•

Provide a level of legal risk insulation to the core assets, the patents & intellectual property;

•

Flexibility to maximize tax benefits, both domestic & foreign activities;

•

Flexibility and ease in negotiating and structuring mergers, acquisitions, joint ventures, or joint development partnerships;

•

Facilitate the potential “spin-off” of one of the subsidiary entities;

•

Facilitate the potential sale of part of the company; and,

•

Attract investment from investors that focus on specific industries.

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

Financial Condition, Going Concern Considerations and Events of Default

During the year ended December 31, 2010, the Company’s revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Our independent registered public accounting firm’s report on the consolidated financial statements included herein, and in our annual report on Form 10-K for the year ended December 31, 2009, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

During the period of June through August 2009, at a series of closings, the Company issued six-month convertible promissory notes to a total of 12 accredited investors’ in the aggregate principal amount of $725,000. The six-month notes accrued interest at a rate of 10% per annum. The notes were convertible, at the holder’s option, into shares of common stock at a conversion price of $0.25 per share. If converted, each holder is entitled to receive Class M common stock purchase warrants for the right to purchase an equal number of shares and they are exercisable at a price of $0.25 per share, contain certain anti-dilution and other customary provisions, and expire sixty (60) months from the date the warrants were issued. On December 31, 2009, the Company had an aggregate principal amount outstanding of $675,000 from eleven (11) note holders.  During the year ended December 31, 2010, all note holders converted an aggregate principal amount of $675,000 and $71,999 of accrued interest into an aggregate of 2,987,995 shares of common stock, and 2,987,995 Class M Warrants.  The Warrants issued are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire in sixty (60) months from the date of issuance.

Our outstanding Series A 10% Senior Convertible Debentures became due on November 7, 2008 and the Company was considered in default for nonpayment of principal and unpaid interest and late fees.  The holders though had not sought to enforce their rights under the default provisions of the debentures.  On October 15, 2010, the Company entered into an agreement with the two remaining Series A Debenture holders to amend and effect a restructuring of the debentures. Under the agreement, the Company and two debenture holders agreed: (i) to an extension of the maturity date of the debentures to June 30, 2011, (ii) that the $1,688,205 of outstanding principal amount of will not bear interest through the new maturity date, (iii) that, in exchange for the amounts of accrued but unpaid regular interest of approximately $638,163, and waived all additional interest and late fees, liquidated damages and certain other amounts due under the debentures (“Interest and Default Amounts”) the Company issued an aggregate of 2,552,653 shares of common stock, (iv) that all claims with regard to the payment of the Interest and Default Amounts and all prior events of default under the Debentures and breaches of any covenant, agreement, term or condition (“Defaults”) in the debenture transaction documents would be waived and the Company was released from any claims with respect to the Additional Interest and Late Fees of approximately $773,314, and Default Amounts of approximately $2,541,739, and prior Defaults Events, (v) to terminate the registration rights agreements between the Company and each debenture holder, and (vi) that the Company may force a conversion of the debentures under certain conditions. The Company and the debenture holders also agreed to certain other amendments to the debentures and transaction documents covering the issuance of the debentures.  During the year ended December 31, 2010, the debenture holders converted an aggregate of $427,500 in principal amount into an aggregate of 1,710,000 shares of our common stock.

As of December 31, 2010, we have outstanding trade and accrued payables of $1,347,819, other accrued liabilities of $454,648, and accrued salaries due to our employees and management of $4,986,115. Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $117,100.

From March through September 2010, The Company sold securities of the Company to certain accredited investors in a series of closings, and issued an aggregate of 4,424,000 shares of common stock and 4,424,000 Class N Warrants for gross proceeds of $1,106,000 (or $1,022,280, net of commission and expenses of $83,720). The Class N Warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance.  During November through December 2010, the Company sold securities of the Company to certain accredited investors in a series of closings, and issued an aggregate of 400,000 shares of common stock and 400,000 Class P Warrants for gross proceeds of $100,000 (or $93,000, net of commission and other expenses of $7,000). The Class P Warrants are exercisable at a price of $0.50 per share; contain piggyback registration rights, certain anti-dilution and other customary provisions. The warrants expire three years after the date of issuance.

As of December 31, 2010, we had a cash balance of $4,874.  Subsequently and through April 5, 2011, we received $350,000 (or $338,000, net of commissions and expenses of $12,000) from the issuance and sale of common stock and warrants in a private offering.  Included in the subsequent closings is $150,000 under a February 23, 2011, Securities Purchase Agreement executed by the Company with an institutional accredited investor for up to $1,000,000, under certain stock price and volume conditions. Management believes these funds to be insufficient to fund our operations, absent any cash flow from operations or funds from the sale of our equity or debt securities. We are currently spending or incurring (and accruing) expenses of approximately $325,000 per month on operations and the continued research and development of our 3i technologies and products.  Management believes that we will require aggregate of approximately $3,900,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date and the convertible note, the debenture and convertible note holder do not convert such debt or require payment of principal and interest, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures (excluding convertible notes), we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

In view of the Company’s’ limited revenues to date, the Company has relied and continues to rely substantially upon equity and debt financing to fund its ongoing operations, including the research and development conducted in connection with its products.  The proceeds from our financings are insufficient to fund our operations, pay our trade payables, repay our unconverted debentures, or accrued and unpaid wages to our employees.  Therefore, the debentures holders, our employees or trade creditors may seek to enforce payment of amounts due to them, and our results of operations and financial condition could be materially and adversely affected and we may be unable to continue our operations.  Also, in the event we are unable to pay our employees, we may suffer employee attrition. There can be no assurances that we will be successful in our efforts to raise any additional financing, any bank borrowing, and research or grant funding. Moreover, in view of the current market price of our stock, we may have limited or no access to the capital markets.  Furthermore, under the terms of our agreements with the debenture holders, we are subject to restrictions on our ability to engage in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is based upon the trading price of our securities after initial issuance or otherwise subject to re-set. In view of the foregoing, we may be required to curtail operations significantly, or obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

During the year ended December 31, 2010, our total stockholders’ deficit decreased by $2,529,598 to $10,164,515 and our consolidated net loss was $3,650,231 for the year ended December 31, 2010. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, the Company’s insolvency continues to increase the uncertainties related to its continued existence. Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

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

NOTE 2.    SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of The Company and its subsidiaries, RJL Marketing Services, Guardian Technologies International, Inc., Signature Mapping Medical Sciences, Inc., Guardian Healthcare Systems UK, Ltd., and Wise Systems Ltd., in which it has the controlling interest.  Subsidiaries acquired are consolidated from the date of acquisition.  All significant intercompany balances and transactions have been eliminated.

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

Accounts Receivable – Accounts receivable are customer obligations due under normal trade terms and is stated net of the allowance for doubtful accounts.  The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible.  The outstanding allowance for doubtful accounts as of December 31, 2010 and 2009 was $0 and $0, respectively.

Customer Concentration Risks – Approximately 100% of the Company’s revenue for the year ended December 31, 2010 was comprised of two customers, one representing 82% and the other 18% of the Company’s total revenue. These represent major customers. The Company does not consider this risk to be material.

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

	December 31
Asset (Useful Life)	2010	2009

Software (3 years)	$ 84,224	$ 84,224
Computer equipment (3 - 5 years)	324,991	330,094
Furniture and fixtures (7 - 10 years)	488,239	488,239
Equipment (7 - 10 years)	79,627	34,265
	977,081	936,822
Less accumulated depreciation and amortization	690,309	607,165
	$ 286,772	$ 329,657

Depreciation and amortization for property and equipment was $87,903 and $96,286 in the years ended December 31, 2010, and 2009 respectively, and is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Intangible Assets – Intangible assets consist of acquired software and patents. The acquired software is being amortized using the straight-line method over 5 years. Patent acquisition costs pertaining to PinPoint™ have been capitalized and are being amortized over the 20-year legal life of the patents. The Company evaluates the periods of amortization continually to determine whether later events or circumstances require revised estimates of useful lives. Amortization expense for intangible assets was $22,181 and $20,464 in fiscal 2010 and 2009, respectively, and is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations. The Company’s intangible software technology was fully amortized as of December 31, 2010. Therefore, there was no amortization costs associated with software technology during the year ended December 31, 2010. The Company anticipates incurring additional patent acquisition costs during the current fiscal year ending December 31, 2011.

Excess of Purchase Price over Net Assets Acquired (Goodwill) – The Company follows the provisions of ASC 805-10, “Business Combinations” and ASC 350-10, “Goodwill and Other Intangible Assets.” These statements establish financial accounting and reporting standards for acquired goodwill.  Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements.  Effective January 1, 2002, with the adoption of ASC 350-10, goodwill must be evaluated for impairment and is no longer amortized.  Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired.  To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets.  Based on a net realizable value analysis as of June 30, 2007, goodwill from the acquisition of Wise Systems Ltd. was determined to be fully impaired.  Therefore, there was no amortization expense of goodwill during fiscal 2010 and 2009.

Impairment of Excess Purchase Price over Net Assets Acquired – The Company follows the provisions of ASC 350-10 “Goodwill and Other Intangible Assets” for the impairment of goodwill. The Company determines impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill. Impairment is tested annually or whenever indicators of impairment arise. Based on a net realizable value analysis for the period ended June 30, 2007, goodwill and the acquired software (FlowPoint™) from the acquisition of Wise Systems Ltd. was determined to be fully impaired. Therefore, the balance of goodwill at December 31, 2010 and 2009 was $0, respectively.

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

Revenue Recognition - Revenues are derived primarily from the research activities, and sublicensing and licensing of computer software, installations, training, consulting, third party hardware, and software maintenance.  Inherent in the revenue recognition process are significant management estimates and judgments, which influence the timing and amount of revenue recognized.

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

Research and Development – The Company accounts for its software and solutions research and development costs in accordance with ASC 985-20, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.”  During the years ended December 31, 2010, and 2009, the Company expensed $157,355 and $489,591, respectively for such costs.  No amounts were capitalized in these years.

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

Tax positions that meet the more-likely-than-not recognition threshold, at the effective date of ASC 740-10, may be recognized or, continued to be recognized, upon adoption of ASC 740-10.  The cumulative effect of applying the provision of ASC 740-10 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  ASC 740-10 applies to fiscal years beginning after December 15, 2006 with earlier adoption permitted.  The Company has determined that as of December 31, 2010, no additional accrual for income taxes is necessary.

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

The Company has two groups of products and services - Security (PinPoint™) and Healthcare (Signature Mapping™ Medical Computer Aided Detection (“Medical CAD”)), and operates in two geographic markets. The Company has determined that as of the balance sheet date, it operates as a single operating unit since the two products make up a slight revenue stream to the Company.  The Company operates in North America, Africa, and Asia.  In general, revenues are attributed to the country in which the contract originates.  Revenue for Fiscal 2010 was $110,499, of which $90,226 is from our healthcare product, and $20,273 from research activities of our security product/services, and in Fiscal 2009 of $91,504 was from research activities of our security product/services.

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

Segment and Geographic Information	Fiscal Years Ended December 31
	2010	2009
Net revenues:
The Americas:
Software licenses	$ 67,670	$ -
Research funding	20,273	91,504
Maintenance and support	-	-
Hardware and related	22,556	-
The Americas	110,499	91,504

United Kingdom:
Software licenses	-	-
Research funding	-	-
Maintenance and support	-	-
Hardware and related	-	-
United Kingdom	-	-
Total net revenues	$ 110,499	$ 91,504

Cost of sales:
The Americas:
Software licenses	$ -	$ -
Research funding	14,785	101,915
Maintenance and support	-	-
Hardware and related	30,319	-
The Americas	45,104	101,915

United Kingdom:
Software licenses	-	-
Research funding	-	-
Maintenance and support	-	-
Hardware and related	-	-
United Kingdom	-	-
Total cost of sales	$ 45,104	$ 101,915

Operating (loss):
The Americas:
Software licenses	$ (4,628,322)	$ (5,508,609)
Research funding	1,589	(39,253)
Maintenance and support	-	-
Hardware and related	(16,343)	-
The Americas	(4,643,076)	(5,547,862)

United Kingdom:
Software licenses	-	-
Research funding	-	-
Maintenance and support	(324)	(35,722)
Hardware and related	-	-
United Kingdom	(324)	(35,722)
Total operating (loss)	$ (4,643,400)	$ (5,583,584)

Depreciation and amortization:
The Americas:
Software licenses	$ 109,760	$ 115,126
Research funding	-	-
Maintenance and support	-	-
Hardware and related	-	-
The Americas	109,760	115,126

United Kingdom:
Software licenses	-	-
Research funding	-	-
Maintenance and support	324	1,623
Hardware and related	-	-
United Kingdom	324	1,623
Total depreciation and amortization	$ 110,084	$ 116,749

Total assets:
The Americas	$ 756,749	737,545
United Kingdom	-	9,234
Total	$ 756,749	$ 746,779

Long-lived assets, net:
The Americas	$ 651,945	675,629
United Kingdom	-	6,606
Total	$ 651,945	$ 682,235

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are not transferable.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes Merton option pricing model (Black-Scholes model) with the following weighted-average assumptions used for the years ended December 31, 2010 and 2009:

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

Recent Issued Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) amended its authoritative guidance related to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more-likely-than-not that goodwill impairment exists.  In determining whether it is more-likely-than-not that goodwill impairment exists, consideration should be made as to whether there are any adverse qualitative factors indicating that an impairment may exist.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB amended its authoritative guidance related to business combinations entered into by an entity that are material on an individual or aggregate basis.  These amendments clarify existing guidance that if an entity presents comparative financial statements that include a material business combination, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This guidance becomes effective prospectively for business combinations for which the acquisition date is on or after the first day of the Company’s fiscal 2012.  This disclosure-only guidance will not have a material impact on the Company’s results of operations, financial position or cash flows.

In May 2010, the Financial Accounting Standards Board (“FASB”) amended its authoritative guidance related to foreign currency issues that were discussed at the FASB’s Emerging Issues Task Force (“EITF”) meeting in March 2010 where the staff of the U.S. Securities and Exchange Commission (“SEC”) announced temporary guidance on certain exchange rate issues.  Prompted by the use of multiple currency exchange rates in Venezuela, the use of different rates for remeasurement and translation purposes has caused reported balances for financial reporting purposes and the actual U.S. dollar denominated balances to be different.  The SEC staff indicated that any differences between the amounts reported for financial reporting purposes and actual U.S. dollar denominated balances that may have existed prior to the application of highly inflationary accounting requirements on January 1, 2010 should be recognized in the income statement upon adoption, unless the issuer can document that the difference was previously recognized as a cumulative translation adjustment (“CTA”), in which case the difference should be recognized as an adjustment to CTA.  The adoption of this guidance, effective March 31, 2010, did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 3.    OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	December 31
Classification	2010	2009

Deferred rent	-	9,132
Accrued interest	-	188,544
Accrued vacation	35,597	99,374
Accrued salaries	4,986,115	3,670,077
	$ 5,021,712	$ 3,967,127

NOTE 4.    FINANCING ARRANGEMENTS

2009 Convertible Promissory Notes

During the period of June through August 2009, at a series of closings, The Company issued six-month convertible promissory notes to a total of 12 accredited investors’ in the aggregate principal amount of $725,000. The six-month notes accrued interest at a rate of 10% per annum. The notes were convertible, at the holder’s option, into shares of common stock at a conversion price of $0.25 per share. If converted, each holder is entitled to receive Class M common stock purchase warrants for the right to purchase an equal number of shares and they are exercisable at a price of $0.25 per share, contain certain anti-dilution and other customary provisions, and expire sixty (60) months from the date the warrants were issued. On December 31, 2009, the Company had an aggregate principal amount outstanding of $675,000 from eleven (11) note holders.  During fiscal 2010, all note holders converted an aggregate principal amount of $675,000 and $71,999 of accrued interest into an aggregate of 2,987,995 shares of common stock, and 2,987,995 Class M Warrants. The Warrants issued are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire in sixty (60) months from the date of issuance.

2006 and 2007 Series A Debentures and Series D Common Stock Purchase Warrants

Under a securities purchase agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock. The Company issued an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants at a first closing held on November 8, 2006 and, due to the price reset conversion feature embedded in the notes and the warrants, the transaction was recognized as a liability under generally accepted accounting principles. We also issued an aggregate of 623,520 common stock purchase warrants to the placement agent in such financing which were upon terms substantially similar to the Series D Warrants. Due to milestone-related adjustments, the initial exercise price of $1.15634 may be reset and the maximum number of shares to be issued under the debentures was indeterminable as of December 31, 2007. The Company issued an additional $2,575,000 in principal amount of the Series A Debentures at a second closing held on April 12, 2007, following the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants. The Company allocated proceeds from the second closing to the embedded conversion features of the Series A Debentures and Series D Warrants that were recognizable as a liability under generally accepted accounting principles. One-half of the Series D Warrants became exercisable on November 8, 2006 (2,226,854 warrants), and the remaining one-half became exercisable on April 12, 2007 (2,226,855 warrants). The Series D Warrants and the placement agent’s warrants issued as compensation in the offering to Midtown Partners & Co., LLC, may be exercised via a cashless exercise if certain conditions are met. The Company considered ASC 815-40 (formerly EITF 00-19, relating to the provisions for Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock), and concluded that there were insufficient shares to share settle the contracts. The Series D Warrants that became exercisable at the first closing will expire on November 8, 2011, and those related to the second closing will expire in April 12, 2012. On April 1, 2007, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants issued as compensation to Midtown Partners & Co., LLC, were reset to a price $0.7453 per share, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008. As a result of a June 2009 financing in which the Company issued shares of common stock and warrants, the conversion price of our debentures and the exercise price of the Series D Warrants was adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the Series D Warrants (including the warrants the Company issued to the placement agent in the financing) were increased by an aggregate of 2,281,109 Series D warrants. Our outstanding Series A convertible debentures became due on November 7, 2008.  During the year ended December 31, 2010, our debenture holders converted an aggregate of $427,500 in principal amount, and $638,163 of accrued interest into an aggregate of 4,262,653 shares of our common stock. As of December 31, 2010, an aggregate of $3,461,795 in principal amount of the Series A Debentures have been converted into 8,730,037 shares of common stock, an aggregate of $663,043 in interest amount have been converted into 2,675,576 shares of common stock, and an aggregate of 1,779,596 Series D Warrants have been exercised resulting in the issuance of 1,284,964 shares of common stock. Accordingly, as of December 31, 2010, an aggregate of $1,688,205 of principal amount of the debentures remain unconverted, and 4,995,222 Series D Warrants remain unexercised. Proceeds of the two offerings were used for the purpose of hiring new personnel, research and development, registration expenses, for general working capital purposes, and repaying $200,000 in loans made to us by Mr. Michael W. Trudnak, our Chairman and CEO.

As of the date of the filing of this report, approximately 13,566,734 warrants (excluding the warrants exercisable by the debenture holders) may be exercised pursuant to the cashless exercise provisions of such warrants, which may be subsequently resold as “restricted securities” under the provisions of Rule 144 under the Securities Act. Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.

Our outstanding Series A 10% Senior Convertible Debentures became due on November 7, 2008 and the Company was considered in default for nonpayment of principal and unpaid interest and late fees.  The holders though had not sought to enforce their rights under the default provisions of the debentures.  On October 15, 2010, the Company entered into an agreement with the two remaining Series A Debenture holders to amend and effect a restructuring of the debentures. Under the agreement, the Company and two debenture holders agreed: (i) to an extension of the maturity date of the debentures to June 30, 2011, (ii) that the $1,688,205 of outstanding principal amount of will not bear interest from July 1, 2010 through the new maturity date, (iii) that, in exchange for the amounts of accrued but unpaid regular interest of approximately $638,163, and waived all additional interest and late fees, liquidated damages and certain other amounts due under the debentures (“Interest and Default Amounts”) the Company issued an aggregate of 2,552,653 shares of common stock, (iv) that all claims with regard to the payment of the Interest and Default Amounts and all prior events of default under the Debentures and breaches of any covenant, agreement, term or condition (“Defaults”) in the debenture transaction documents would be waived and the Company was released from any claims with respect to the Additional Interest and Late Fees of approximately $773,314, and Default

Amounts of approximately $2,541,739, and prior Defaults Events, (v) to terminate the registration rights agreements between the Company and each debenture holder, and (vi) that the Company may force a conversion of the debentures under certain conditions. The Company and the debenture holders also agreed to certain other amendments to the debentures and transaction documents covering the issuance of the debentures. During 2010, the debenture holders converted an aggregate of $427,500 in principal amount into an aggregate of 1,710,000 shares of our common stock. The Company has and may in the future seek to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although the Company has not reached any agreement with our debenture holders with regard to any such repayment, repurchase or extension.  The Company’s ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.

Also under the Debenture Amendment Agreement, the Debenture holders agreed, commencing March 3, 2011, that the Company may force a conversion of the Debentures.  Such a forced conversion may only be effected once every 90 days and the ability of the Company to force any such conversion is subject to certain equity conditions, which conditions were amended under the terms of the Debenture Amendment Agreement in accordance with the following:

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

The Company did not make timely payment of the interest due under our Series A 10% Senior Convertible Debentures on July 1, 2008, through October 1, 2010, which may be deemed to be events of default under the debentures.  The debentures provide that any default in the payment of interest, which default is not cured within five trading days of the receipt of notice of such default or ten trading days after we become aware of such default, will be deemed an event of default. The Company has not maintained the registration of the shares underlying the debentures and Series D Warrants to permit the reoffer and resale of such shares as required under the terms of our agreements with the holders of the debentures which also may be deemed an event of default under the Debentures.

Failure to pay the principal, unpaid interest and certain late fees under the Debentures when due may have constituted an event of default under the debentures and failure to remit payment of the debentures and all late fees may have resulted in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law, although the holders did not seek to enforce their rights under the debentures.  We did not maintain the registration of the shares underlying the debentures and Series D Warrants in order to permit the reoffer and resale of such shares as required under the terms of our agreements, which also may be deemed an event of default under the debentures.  If an event of default occurs under the debentures, the debenture holders could elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, plus accrued but unpaid interest, or (b) the outstanding principal amount plus accrued but unpaid interest divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. Also, interest under the debentures accrued at a rate of 18% per annum or the maximum amount allowed under the law and we may be subject to a late fee equal to the lesser of 18% per annum or the maximum rate permitted by law. In the event the debenture holders had made such a demand, the Company had insufficient funds to meet such demand. In anticipation of such election by the debenture holders, due to the late payment of the January 1, 2008 interest payment made on April 8, 2008, we measured the default on December 31, 2007 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the default amount as of December 31, 2009 at approximately $2,587,216, and on September 30, 2010 at approximately $2,541,739. This default amount was recognized as interest expense in Fiscal 2007 of approximately $645,641, an additional $76,658 during Fiscal 2008, $1,864,917 during Fiscal 2009, and a net reduction of interest expense during Fiscal 2010 of $45,477. On October 15, 2010, the two remaining Series A Debenture holders waived all defaults and default amount of $2,541,739, which the Company reversed to interest expense.

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

As discussed above, the payment of interest in shares of our stock, the redemption of the Debentures and the occurrence of certain other events, was subject to a requirement that certain equity conditions (“equity conditions”) were met, as follows: (i) we have honored all conversions and redemptions of a Debenture by the holder, (ii) we have paid all liquidated damages and other amounts due to the holder, (iii) the registration statement covering the resale of the shares underlying the Debentures and Series D Warrants is effective permitting a holder to utilize the registration statement to resell its shares, (iv) our stock is traded on the OTC Bulletin Board or other securities exchange and all of the shares upon conversion or exercise of the Debentures and Series D Warrants are listed for trading, (v) we have sufficient authorized but unreserved shares of our common stock to cover the issuance of the shares upon conversion or exercise of the Debentures and Series D Warrants, (vi) there is no event of default under the Debentures, (vii) the issuance of the shares would not violate a holder’s 4.99% or 9.99% ownership restriction cap, (viii) we have not made a public announcement of a pending merger, sale of all of our assets or similar transaction or a transaction in which a greater than 50% change in control of the Company may occur and the transaction has not been consummated, (ix) the holder is not in possession of material public information regarding us, and (x) the daily trading volume of our shares for 20 consecutive trading days prior to the applicable date exceeds 100,000 shares.  Under the terms of the Debenture Amendment Agreement, (A) the equity condition in (iii) above was amended to provide that such condition is met if, in the alternative, the shares issuable upon conversion of the Debentures may then be resold pursuant to Rule 144 without restriction or limitation and the Company has delivered to a holder an opinion of the Company’s counsel that such resale may legally be made and provided the holder has furnished a representation letter reasonable acceptable to the Company’s counsel that the holder is not an “affiliate” for purposes of Rule 144; (B) the equity condition in (vi) above was amended to except an event of default that has previously been waived; and (C) the equity condition in (x) above was amended to except circumstances where another volume condition is applicable.

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

We also granted to each purchaser of the Debentures and Series D Warrants the right to participate in any offering by us of common stock or common stock equivalents until the later of (i) 12 months after the effective date of the registration statement and (ii) the date a purchaser holds less than 20% of the principal amount of the Debenture the purchaser originally agreed to purchase, except for an exempt issuance or an underwritten public offering of our common stock.  Purchasers may participate in such an offering up to the lesser of 100% of the future offering or the aggregate amount subscribed for under the securities purchase agreement by all purchasers. Although such common stock offerings have occurred, the original purchasers have not yet elected to participate in any such offerings through the date of the filing of this report, and have notified the Company that they do not want to participate in any future financings.

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

2006 through 2010 Short-Term Promissory Notes, Related Party

On April 21, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, the Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned the Company $200,000. The Company issued a non-negotiable promissory note, dated effective April 21, 2006, to Mr. Trudnak in the principal amount of $200,000. The note is unsecured, non-negotiable and non-interest bearing. The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default. The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum. The note is not assignable by Mr. Trudnak without our prior consent. The Company may prepay the note in whole or in part upon ten days notice. On October 21, 2006, Mr. Trudnak extended the due date of the loan to December 31, 2006. Subsequently, on October 3 and October 18, 2006, Mr. Trudnak loaned the Company $102,000 and $100,000, respectively, on substantially the same terms as the April 21, 2006 loan, except that each loan is due six months after the date thereof. Accordingly, following such additional loans, the Company owed an aggregate of approximately $402,000 to Mr. Trudnak. On November 10, 2006, Mr. Trudnak extended the due dates of such loans to May 31, 2007, except that $100,000 of the April 21, 2006, loan becomes due upon the Company raising $2,500,000 in financing after November 6, 2006, and the remaining amount of $202,000 of such loans become due upon the Company raising an aggregate of $5,000,000 in financing after November 6, 2006, and prior to May 31, 2007. Following the first closing of our Debenture and Series D Warrant financing on November 8, 2006, the Company repaid $100,000 on November 20, 2006, in principal amount of the April 1, 2006, and paid an additional $100,000 to Mr. Trudnak on April 17, 2007 upon the second closing of our Debenture and Series D Warrant financing. On May 31, 2007, Mr. Trudnak extended the due dates of the remaining loans to May 31, 2008. Although, the anticipated payment of $202,000 had not been made, and Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008, for total outstanding notes of $226,000.  Subsequently, the maturity date of the outstanding loans was extended to May 31, 2009, and subsequently to May 31, 2010.  On June 1, 2010, the outstanding loans were extended to June 30, 2011.  During 2010, the Company repaid an aggregate of $108,900 of the notes, resulting in an outstanding balance at December 31, 2010, of $117,100. The terms of the above transaction were reviewed and approved by the Company’s audit committee and by our Board of Directors.

2011 Securities Purchase Agreement

On February 23, 2011, the Company executed a Securities Purchase Agreement, (the “SPA”), with an institutional accredited investor for an investment up to $1,000,000, subject to certain stock price and volume conditions.  Subsequently, on February 24, 2011, we sold to the institutional investor at the first closing of the private placement of securities, an aggregate of 600,000 shares of common stock, and 600,000 common stock purchase warrants to purchase an aggregate of 600,000 shares of common stock, for gross proceeds of $150,000 ($136,000 net of certain expenses and sales commissions in the amount of $14,000). The warrants are exercisable at a price of $0.25 per share for a period of five years after the date of issuance, contain a cashless exercise provision and other customary provisions. Also, we issued to a broker an aggregate of 72,000 placement agent’s warrants as compensation in connection with the offering.  The placement agent’s warrants are under the same terms and conditions as those issued to the institutional investor.

In addition, under the SPA, the investor has agreed to provide additional financing to us by purchasing shares of our common stock at seven subsequent closings and in the following amounts; i) at a second closing to be held one month following the first closing, an amount of shares equal to forty percent (40%) of the total number of shares traded during normal hours during the twenty (20) trading days immediately preceding such closing, ii) at a third closing to be held one month following the second closing, an amount of shares equal to thirty percent (30%) of the total number of shares traded during normal hours during the twenty (20) trading days immediately preceding such closing, ii) at a fourth closing to be held one month following the third closing, an amount of shares equal to twenty percent (20%) of the total number of shares traded during normal hours during the twenty (20) trading days immediately preceding such closing, and iv) at each of four additional subsequent closings to be held one month following the immediately preceding closing, an amount of shares equal to ten percent (10%) of the total number of shares traded during normal hours during the twenty (20) trading days immediately preceding the subsequent closing. The investor agreed to purchase our shares at each subsequent closing for a price per share equal to the lower of an amount equal to: (a) 60% of the volume weighted average of actual trading prices of the shares for the ten (10) consecutive trading days immediately prior to a date of the applicable closing and (b) 64% of the volume weighted average of actual trading prices of the shares for the trading day immediately prior to the applicable closing date.  If, under this calculation, the price of a share at a subsequent closing does not exceed a floor price of $0.25, the investor will not be obligated to purchase our shares at that closing.  The failure to hold a closing will not impact the holding of the subsequent closings. Also, the investor will not be obligated to purchase shares at a closing if such purchase would cause them to beneficially own in excess of 9.99% of our shares.

We have granted to the investor piggy back registration right with regard to the shares issued in the financing, including the shares underlying the Warrants. The SPA contains representations and warranties of the Company and investor, certain indemnification provisions and customary conditions to each closing.  We may terminate the SPA on ten days prior written notice to the investor, and the investor may terminate the SPA at any time prior to a subsequent financing upon written notice to us if we consummate a reverse stock split or a subsequent financing to which the investor is not a party.

We have agreed to pay the investor’s counsel with regard to the first closing in the amount of $25,000, $5,000 of which was paid at the first closing and $5,000 will be paid at each of the first four subsequent closings.  We have also agreed to pay additional fees for their counsel for each subsequent closing in the amount of $2,500.  A broker has acted as placement agent for the offering.  Under the terms of a Non-Circumvention and Compensation Agreement, dated January 12, 2011, between the Company and the broker, in connection with the offering, we agreed to pay or issue the broker at a closing a placement fee equal to 6% of the proceeds received by us at the closing and placement agent’s warrants equal to 6% of the shares sold at the closing (including the shares underlying the Warrants).

NOTE 5.    FAIR VALUE MEASUREMENT

The Company determines the fair value of its derivatives that are classified as liabilities, on a recurring basis using significant unobservable inputs.  The fair value measurement of these liabilities is consistent with ASC 820, "Fair Value Measurements"  ASC 820 did not have an impact on the consolidated financial position or results of operations; however, the required disclosure for the year ended December 31, 2010 is as follows:

Liabilities Measured at Fair Value	Convertible Notes and Debentures, Net of Discount (1)	Embedded Conversion Feature of Debentures (2)	Total

Beginning balance as of December 31, 2008	$ 4,702,921	$ 1,354,051	$ 6,056,972
Revaluation (gain) loss of event of default provision	(45,477)	1,139,980	1,094,503
Event of default provision waived by holders	(2,541,739)	-	(2,541,739)
Conversions	(427,500)	(265,600)	(693,100)
Ending balance as of December 31, 2009	$ 1,688,205	$ 2,228,431	$ 3,916,636

Total (gain) loss from revaluation of derivatives and event of default waived by holders included in earnings for the period and reported as an adjustment to interest

	$ (2,587,216)	$ 1,139,980	$ (1,447,236)

(1) The balance as of December 31, 2010 represents the outstanding convertible debentures issued November 8, 2006 and April 12, 2007.  The cumulative provision for the event of default under the debentures of $2,541,739 was waived in full by the holders on October 15, 2010, which was accrued and unpaid during 2007, 2008, and 2009 of $645,641, $76,658, $1,864,917, respectively, and a reduction in the default provision amount during 2010 of $45,477.

(2) Represents the conversion feature of outstanding concertible debentures issued November 8, 2006 and April 12, 2007.  The fair value of the conversion feature since May 20, 2009, the final milestone reset date of the debentures, was determined using market quotation.

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

Preferred Stock – The Company has the authority to issue 1,000,000 shares of $0.20 par value preferred stock.  The Board of Directors is authorized to issue shares of preferred stock from time to time in one or more series and, subject to the limitations contained in the certificate of incorporation and any limitations prescribed by law, to establish and designate a series and to fix the number of shares and the relative conversion rights, voting rights and terms of redemption (including sinking fund provisions) and liquidation preferences.  The Company has not had any preferred shares outstanding for any of the two years in the period ended December 31, 2010. New issuances of shares of preferred stock with voting rights can affect the voting rights of the holders of outstanding shares of preferred stock and common stock by increasing the number of outstanding shares having voting rights and by the creation of class or series voting rights.  Furthermore, additional issuances of shares of preferred stock with conversion rights can have the effect of increasing the number of shares of common stock outstanding up to the amount of common stock authorized by the articles of incorporation and can also, in some circumstances, have the effect of delaying or preventing a change in control of the Company and/or otherwise adversely affect the rights of holders of outstanding shares of preferred stock and common stock.  To the extent permitted by the certificate of incorporation, a series of preferred stock may have preferences over the common stock (and other series of preferred stock) with respect to dividends and liquidation rights.

Common Stock – The Company has the authority to issue up to 200,000,000 shares of $0.001 par value common stock.  The Board of Directors has the authority to issue such common shares in series and determine the rights and preferences of such shares. As of March 30, 2011, there were approximately 84,763,958 shares of our common stock issued and outstanding and approximately 330 holders of record of the common stock. Each share of common stock entitles the holder thereof to one vote on each matter submitted to our stockholders for a vote. The holders of common stock: (a) have equal ratable rights to dividends from funds legally available therefor when, as and if declared by the board of directors; (b) are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs; (c) do not have preemptive, subscription or conversion rights, or redemption or applicable sinking fund provisions; and (d) as noted above, are entitled to one non-cumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders.  We anticipate that, for the foreseeable future, we will retain earnings, if any, to finance the operations of our businesses.  The payment of dividends in the future will depend upon, among other things, our capital requirements and our operating and financial conditions.

Stock Warrants – The Company has issued warrants as compensation to its placement agent and other consultants, as well as to incentivize investors in each of the Company’s private offering financings.

Issuance of Common Stock and Related Common Stock Warrants

On December 16, 2010, the Company agreed to convert a $50,000 outstanding convertible promissory note for 200,000 shares of common stock, and 200,000 Class M common stock purchase warrants. The conversion price of the note was $0.25. The note holder also converted a total of $7,630 accrued and unpaid interest for an aggregate of 30,520 shares of common stock, and 30,520 Class M common stock purchase warrants. The warrants are exercisable at a price of $0.25 per share; contain certain anti-dilution and other customary provisions. The warrants expire five years after the date of issuance. Common stock was increased by $231 for the par value of the shares and paid-in capital was increased by $57,399.

On December 1, 2010, the Company issued 150,000 shares of common stock and 100,000 common stock purchase warrants to a consultant as compensation for investor relations services. The fair value of the stock and warrants on the date of issuance was $83,000. Common stock was increased by $150 for the par value of the shares, $82,850 to paid-in capital, with an offset to deferred compensation in the amount of $83,000. The Company will record consulting expense over the six-month service period in accordance with ASC 505-50 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  As a result, consulting expense of $13,833 was recorded during the month of December 2010 and $5,417 was applied to paid-in-capital for the remeasurement of deferred compensation during the same period.

During November through December 2010, the Company sold to accredited investors an aggregate of 400,000 shares of common stock and 400,000 Class P Warrants for gross proceeds of $100,000 ($93,000, net of commissions and expenses in the amount of $7,000). The warrants are exercisable at a price of $0.50 per shares; contain piggyback registration rights, and certain anti-dilution and other customary provisions. The warrants expire thirty-sixty (36) months from the date of issuance. Common stock was increased by $400 for the par value of the shares and $92,600 to paid-in capital. The Company also issued 28,000 Class P warrants as compensation to a consultant and the fair value of the warrants on their date of issuance was $7,840.

On October 26, 2010, in accordance with an outstanding capital raise, four executives and a consultant/director of the Company converted a portion of their accrued and unpaid wages, outstanding accounts payable, and other related compensation in an aggregate of $1,267,706, for a total of 5,070,825 shares of common stock, and an aggregate of 5,070,825 Class N Common Stock Purchase Warrants. The Warrants issued are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire in sixty (60) months from the date of issuance.  Common stock was increased by $5,071 for the par value of the shares, paid-in capital was increased by approximately $1,262,635, accrued wages and interest due was reduced by $1,195,706, and accounts payable trade was reduced by $72,000.

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

During the period of January through April 24, 2009, the Company conducted a private placement of units of securities, each unit consisting of 48,780 shares of our common stock and 97,560 Class L Common Stock Purchase Warrants. At a series of closings we held during the period January 1, 2009 through April 24, 2009, the Company sold an aggregate of 44.68 units, and issued an aggregate of 2,179,490 shares of common stock and 4,358,981 Class L Warrants for gross proceeds of approximately $893,501 (or net proceeds of approximately $821,776, after payment of certain commissions and expenses to the placement agent for the offering of approximately $71,725). The Class L Warrants issued to investors in the offering are exercisable at a price of $0.41 per share; contain a cashless exercise provision, a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire five years after the date of issuance. Newport Coast Securities acted as placement agent for the offering on a best efforts basis pursuant to a placement agreement entered into with the Company. From October 27, 2008 through April 24, 2009, the placement agent received total sales commissions of $89,480 and an expense reimbursement of approximately $17,269. Also, the Company issued to placement agent’s warrants to purchase an aggregate of 272,826 shares of the Company’s common stock (subject to adjustment), each warrant exercisable at a price of $0.45 per share for a period of five years from the date of issuance.

Other Common Stock Issued Including Exercise of Warrants

In October through December 2010, the Company issued to a vendor 374,605 shares of common stock as payment towards an outstanding accounts payable. Common stock was increased by $375 for the par value of the shares, paid-in capital was increased by approximately $117,578, and accounts payable trade was reduced by the fair value of the stock of $117,953.

On October 26, 2010, the Company issued an aggregate of 1,000,000 shares of common stock to four of its executives and a consultant/director, and such issuance was previously authorized for all employees as compensation for the hardship of not regularly receiving their salaries, wages, or other compensation that was due during June 2008 through August 2010, and the continued or continuing nonpayment of such amounts by the Company. The issuance of the common stock was not in lieu of the payment of such compensation, which remains accrued and unpaid. Common stock was increased by $1,000 for the par value of the shares, $304,000 to paid-in capital, and $305,000 to stock-based compensation expense.

On October 18, 2010, the two outstanding debenture holders converted $638,163 of accrued and unpaid interest for 2,552,653 shares of common stock. The conversion price of the interest was $0.25, which was based on the conversion rate per the debenture agreement.  Common stock was increased by $2,553 for the par value of the shares, and paid-in capital was increased by $635,610.

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

On July 12, 2010, the Company agreed to convert a $27,139 noninterest bearing convertible note, which was issued for accrued and unpaid wages, for 79,819 shares of common stock. The conversion price of the note was $0.34, which was based on the market price on the date of conversion.  Common stock was increased by $80 for the par value of the shares and paid-in capital was increased by $27,059.

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

On March 16, 2010, the Company issued to a consultant, 100,000 shares of common stock as compensation for services rendered. Common stock was increased by $100 for the par value of the shares and $13,900 to paid-in capital.  Stock compensation expense of $14,000 was also recorded.

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

On January 7, 2010, the Company issued to a consultant, 175,000 shares of common stock as compensation for services rendered. Common stock was increased by $175 for the par value of the shares and paid-in capital was increased by approximately $22,575. Deferred compensation expense of $22,750 was also recorded.  The shares were subsequently cancelled on June 11, 2010 and the related par value, paid-in-capital and deferred compensation expense were reversed.

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

Other Common Stock Warrants Issued or Forfeited

In December 2010, the Company cancelled an aggregate of 265,005 common stock purchase warrants that expired. The fair value of the warrants on their date of issuance was $1,219,842.

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

The table below shows by category, the common stock purchase warrants issued and outstanding at December 31, 2010:

Common Stock Purchase Warrants	Number of Warrants Outstanding and Exercisable	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Note and debenture holders	142,652	December 2003	0.75	June 2011
	53,334	April 2004	0.75	June 2011
	600,000	August 2006	1.60	August 2011
	1,312,056	November 2006	0.25	November 2011
	1,362,057	April 2007	0.25	April 2012
	243,666	April 2007	1.60	April 2011
	10,000	December 2007	0.70	December 2012
	18,293	February 2009	0.41	February 2014
	1,140,555	June 2009	0.25	November 2011
	1,140,554	June 2009	0.25	April 2012
	150,000	January 2010	0.25	January 2015

	78,750	September 2010	0.25	September 2015
	6,251,917

Private placement investors	8,000	May 2007	0.75	June 2011
	864,798	July 2007	1.17	July 2012
	312,500	August 2007	0.80	December 2011
	937,500	August 2007	1.75	August 2012
	1,500,000	February 2008	0.70	February 2013
	214,285	March 2008	0.75	March 2013
	2,142,850	April 2008	0.70	April 2013
	2,682,553	Sept to December 2008	0.41	Sept to Dec 2013
	4,358,981	January to April 2009	0.41	Jan to April 2014
	1,050,000	June to July 2009	0.25	June to July 2014
	3,631,973	August 2009	0.25	July to Dec 2013
	214,285	September 2009	0.41	December 2012
	2,499,007	Oct to Dec 2009	0.25	Oct to Dec 2014
	3,299,568	March to June 2010	0.25	March to June 2015
	3,881,907	July to September 2010	0.25	July to September 2015
	5,301,345	Oct to December 2010	0.25	Oct to December 2015
	400,000	Nov to December 2010	0.50	Nov to December 2013
	33,299,552

Placement agents	311,760	November 2006	0.25	November 2011
	311,760	April 2007	0.25	April 2012
	47,564	July 2007	1.17	July 2012
	198,154	June 2009	0.25	November 2011
	198,154	June 2009	0.25	April 2012
	272,827	June 2009	0.45	June 2014
	108,000	July 2009	0.25	July 2014
	205,000	December 2009	0.28	December 2014
	1,653,219

Consultants	60,000	February 2008	0.54	February 2013
	200,000	December 2009	0.25	December 2014
	63,000	June to August 2009	0.25	June to August 2014
	14,000	August 2010	0.25	August 2015
	14,000	September 2010	0.28	September 2015
	128,000	December 2010	0.50	December 2013
	479,000

Total Warrants Issued/Outstanding	41,683,688

Stock-Based Compensation

The Company has two active equity compensation plans which include the Amended and Restated 2003 Stock Incentive Plan and the 2009 Stock Compensation Plan (collectively, the “Plans”). A total of 50,000,000 shares have been reserved for issuance under these Plans in the form of stock-based awards to employees, non-employee directors and outside consultants of the Company, of which 27,742,382 shares remain available for issuance thereunder as of December 31, 2010. The grant of awards under the Plans require approval by the Compensation Committee of the Board of Directors of the Company (or the Board of Directors, in the absence of such a committee) (the “Committee”), and the Committee is authorized under the Plans to take all actions that it determines to be necessary or appropriate in connection with the administration of the Plans.

The Company adopted the provisions of ASC 718-10 to account for its share-based payments. ASC 718-10 requires all share-based payments to employees or to non-employee directors as compensation for service on the Board of Directors to be recognized as compensation expense in the consolidated financial statements based on the estimated fair values of such payments, and the related expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience within separate groups of employees. The fair value of each option granted was estimated on the date of grant using the Black-Scholes Merton option pricing model (Black-Scholes model). In accordance with ASC 718-10, the Company recognized total stock-based compensation expense for employees and non-employee members of the Board of Directors during the year ended December 31, 2010 of $1,212,663, and $1,214,113 for the same period during 2009. All options granted in the year ended December 31, 2010 were at fair value, and the related compensation expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures.

The Company accounts for stock options granted to non-employees in accordance with ASC 718-10 and ASC 505-50, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services” and, accordingly, recognizes as an expense the estimated fair value of such options as calculated using the Black-Scholes model. However, fair value is remeasured during the service period at each balance sheet date, and is amortized over the service period to vesting for each option or the term of the recipient’s contractual arrangement, whichever is shorter. Total stock-based compensation expense for consultants during the years ended December 31, 2010 and 2009 were $300,602 and $117,518, respectively. All options granted in the year ended December 31, 2010 were at fair value, and the related compensation expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures.

The Amended and Restated 2003 Stock Incentive Plan – The Board of Directors adopted the 2003 Stock Incentive Plan on August 29, 2003.  The plan may be modified or terminated at any time, and any such amendment or termination will not affect outstanding options without the consent of the optionee.  The Board of Directors amended and restated the plan on December 2, 2003. The Amended and Restated 2003 Stock Incentive Plan (“2003 Plan”) was approved by the shareholders on February 13, 2004, pursuant to which it grants stock-based compensation in the form of options, which will result in the issuance of up to an aggregate of 30,000,000 shares of the Company’s common stock. The 2003 Stock Incentive Plan terminates on August 29, 2013.  The aggregate number of shares and the number of shares in an award (as well as the option price) may be adjusted if the outstanding shares of the Company are increased, decreased or exchanged through merger or other stock transaction.  The Plan provides for options which qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986, as well as the issuance of Non-Qualified Options, which do not so qualify. Pursuant to the terms of the 2003 Plan, the Company, as determined by the Board of Directors or a committee appointed by the Board, may grant Non-Qualified Stock Options (“NQSOs”) to its executive officers, non-employee directors, or consultants of the Company and its subsidiaries at any time, and from time to time.  The 2003 Plan also provides for Incentive Stock Options (“ISOs”) to be granted to any officer or other employee of the Company or its subsidiaries at any time, and from time to time, as determined by the Board or selected by the committee appointed by the Board.  Such stock options granted allow a grantee to purchase a fixed number of shares of the Company’s common stock at a fixed exercise price not be less than the quoted market price (or 110% thereof for Incentive Stock Options issued to a holder of 10% or greater beneficial ownership) of the shares on the date granted.  The options may vest on a single date or over a period of time, but normally they do not vest unless the grantee is still employed by, or a director of, the Company on the vesting date.  Generally for all employees, the options vest 50% after the first year from the date of grant and the remaining 50% after the second year from the date of grant.  Stock options granted to independent board of directors vest 100% after the service period, which generally is one year from the date of grant.

Factors considered in granting stock options included: (i) the general policy during the past five, and in the foreseeable future, of not increasing base salaries of all employees, (ii) the performance of employees, (iii) the employees’ increasing responsibilities in a dynamic, and shrinking organization, and (iv) the accomplishments achieved by the Company during the prior year.  The 2003 Plan has been the principal method for our employees and executive officers to acquire equity interests in the Company. We believe that the annual aggregate value of these awards should be set near competitive median levels for comparable companies.  We may provide a greater portion of total compensation to our executives and employees through stock options given the general policy of not increasing base salaries in the foreseeable future. Our Compensation Committee administers the 2003 Plan based on the above factors, and the Committee approved the grant of stock options to all current employees, including its named executives, during 2007 through 2009 as an incentive for continued contributions in moving our product development efforts forward.  Stock options were not granted to employees, including its named executives, during 2010 as the Company did not achieve the desired results in the prior year. Also, the Compensation Committee, based on management’s recommendation and discussions with the Committee, may grant stock options to new employees.  New employees were granted stock options in prior years, but no such stock options were issued during 2010 since there were no new employees hired during the year.

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

To exercise an option, the 2003 Plan participant, in accordance with the relevant option agreement, must provide the Company a written notice setting forth the number of options being exercised and their underlying shares, and tender an amount equal to the total exercise value of the options being exercised.  The right to purchase shares is cumulative so that once the right to purchase any shares has vested; those shares or any portion of those shares may be purchased at any time thereafter until the expiration or termination of the option.  ISOs and NQSOs that are not exercised in accordance with the terms and provisions of the stock option agreement will expire as to any then unexercised portion.  Stock options that expire, are cancelled, or forfeited will again become available for issuance under the 2003 Plan as described below.  The aggregate number of shares and the number of shares in an award (as well as the option price) may be adjusted if the outstanding shares of the Company are increased, decreased or exchanged through merger or other stock transaction.  The shares issued by the Company under the 2003 Plan may be either treasury shares or authorized but unissued shares as the Company’s board of directors or the Compensation Committee may determine from time to time.  Except as specifically provided in an option agreement, options granted under the 2003 Plan may not be sold, pledged, transferred or assigned in any way, except by will or by the laws of descent and distribution, and during the lifetime of a participant to whom the ISOs is granted, and the ISOs may only be exercised by the participant.

During 2010, the Compensation Committee granted under the 2003 Plan, 1,069,560 stock options.  As of December 31, 2010, the Company has reserved under the 2003 Plan, 16,394,681 shares to be issued upon exercise of outstanding options, and 11,812,819 shares were available for future awards.  Compensation expense for stock options granted is recognized over the requisite service period, which is typically the period over which the stock-based compensation awards vest. In anticipation of implementation of SFAS 123R, we accelerated the vesting of the outstanding options in December 2005, prior to adopting SFAS 123R.  We applied the guidance of SAB 107 in conjunction with the adoption of SFAS 123R.  This acceleration was for all employees, including the named executive officers.

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

Stock Options Exercised under the 2003 Plan

During 2010, Company employees exercised 124,500 stock options that resulted in the issuance of 124,500 shares of common stock for cash proceeds to the Company of $37,350. Common stock was increased by $124 for the par value of the shares and paid-in capital increased by $37,226.

There were no stock options exercised during 2009.

Summary of stock option activity under the 2003 Plan for the two fiscal years ended December 31, 2010 is as follows:

Fiscal Year and Activity	Weighted- Average Exercise Price	Number of Options
Outstanding December 31, 2008	$ 1.03	11,131,221

Fiscal 2009 activity
Granted ($0.22 - $0.30)	0.29	4,447,300
Exercised - None	-	0
Cancelled ($2.45 - $3.60)	3.22	(30,000)
Outstanding December 31, 2009	$ 0.82	15,548,521

Fiscal 2010 activity
Granted ($0.13 - $0.28)	0.19	1,069,560
Exercised ($0.30)	0.30	(124,500)
Cancelled ($0.43 - $0.46)	0.45	(98,900)
Outstanding December 31, 2010 (1)	$ 0.32	16,394,681

(1) The exercise price reflects the repricing of stock options as approved by the Compensation Committee on April 24, 2010.

The following table summarizes additional information about the 2003 Plan stock options outstanding at December 31, 2010:

Issued and Outstanding				Exercisable
Type of Option and Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Yrs)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Price
Nonqualified Stock Options $0.30 (1) (5)	1,542,000	2.9	$ 0.30	1,542,000	$ 0.30
Nonqualified Stock Options $0.30 (2) (5)	44,000	4.1	0.30	44,000	0.30
Incentive Stock Options $0.15 - $4.05 (3)	802,042	4.5	0.85	719,592	0.91
Incentive Stock Options $0.15 - $0.30 (4) (5)	14,006,639	7.8	0.84	10,845,879	1.25
Total	16,394,681	7.3	$ 0.82	13,151,471	$ 1.14

(1) Issued to employees below fair value and during the period of May 2003 through February 2004.
(2) Issued to directors below fair value and during the period of February 2004 through September 2005.
(3) Issued to consultants at fair value.
(4) Issued to directors and employees at fair value, or above fair value for those individuals with greater than 10% beneficial ownership.
(5) The exercise price reflects the repricing of stock options as approved by the Compensation Committee on April 24, 2010.

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

The following is a summary of the number and type of awards granted to, or exercised or forfeited by, employees, non-employee members of the Board of Directors and consultant pursuant to the Company’s 2009 Stock Compensation Plan for the fiscal year ended December 31, 2010 is as follows:

	Weighted-Average Grant or Exercise Price Per Share

Fiscal Year and Activity		Number of Shares
Shares reserved for issuance on June 4, 2009		20,000,000

Fiscal 2009 activity:
Stock awards	$ 0.21	1,434,329
Restricted stock awards	-	-
Restricted stock rights	-	-
Non-qualified stock options	-	-
Issued during Fiscal 2009	0.21	1,434,329

Fiscal 2010 activity:
Stock awards	$ 0.18	2,636,108
Restricted stock awards	-	-
Restricted stock rights	-	-
Non-qualified stock options	-	-
Issued during Fiscal 2010	0.19	2,636,108

Reserved for future issuance as of December 31, 2010		15,929,563

Common Shares Reserved – At December 31, 2010, the activity to date for shares of common stock reserved for future issuance were as follows:

2003 Amended and Restated Stock Incentive Plan:
Stock options outstanding	16,394,681
Stock options available for grant	11,812,819

2009 Stock Compensation Plan:
Stock options or restricted stock rights outstanding	0
Shares available for grant	15,929,563

Warrants to purchase common stock	41,683,688

Consulting Stock Compensation Issued under the 2009 Plan

During December 2010, the Company issued to two consultants, 65,881 shares of common stock as compensation for services rendered. Common stock was increased by $66 for the par value of the shares and paid-in capital was increased by approximately $22,151.  Stock compensation expense of $22,217 was also recorded.

During November 2010, the Company issued to a consultant, 35,228 shares of common stock as compensation for services rendered. Common stock was increased by $35 for the par value of the shares and paid-in capital was increased by approximately $10,533.  Stock compensation expense of $10,568 was also recorded.

During October 2010, the Company issued to two consultants, 41,994 shares of common stock as compensation for services rendered. Common stock was increased by $42 for the par value of the shares and paid-in capital was increased by approximately $12,776.  Stock compensation expense of $12,818 was also recorded.

During July through September 2010, the Company issued to a consultant, 58,170 shares of common stock as compensation for services rendered. Common stock was increased by $58 for the par value of the shares and paid-in capital was increased by approximately $20,838.  Stock compensation expense of $20,896 was also recorded.

On August 1, 2010, the Company issued to a consultant 56,110 shares of common stock as compensation for services to be rendered during August 1 through October 31, 2010. Common stock was increased by $56 for the par value of the shares and paid-in capital was increased by approximately $20,705. Deferred compensation expense of $19,639 was recorded during the service period and $1,122 was applied to paid-in-capital for the remeasurement of deferred compensation during the same period.

On June 1, 2010, the Company issued to a consultant 30,670 shares of common stock as compensation for services rendered. Common stock was increased by $31 for the par value of the shares and paid-in capital was increased by approximately $10,397. Stock compensation expense of $10,428 was also recorded.

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

On April 19, 2010, the Company issued an aggregate of 40,000 shares of common stock as compensation for services rendered. The fair value of the stock was $11,200, resulting in an increase in common stock by $40 for the par value of the shares, $11,160 to paid-in capital, and $11,200 to stock-based compensation expense.

On April 1, 2010, the Company issued to a consultant 23,698 shares of common stock as compensation for services rendered.  Common stock was increased by $24 for the par value of the shares and paid-in capital was increased by approximately $3,294. Stock compensation expense of approximately $3,318 was also recorded.

On May 3, 2010, the Company issued to a consultant 79,225 shares of common stock as compensation for services to be rendered during May 1 through July 31, 2010. Common stock was increased by $79 for the par value of the shares and paid-in capital was increased by approximately $22,421. Deferred compensation expense of $24,509 was recorded during the service period and $2,009 was applied to paid-in-capital for the remeasurement of deferred compensation during the same period.

During May 2010, the Company issued to three consultants 93,712 shares of common stock as compensation for services rendered.  Common stock was increased by $94 for the par value of the shares and paid-in capital was increased by approximately $32,416. Stock compensation expense of $32,510 was also recorded.

On April 19, 2010, the Company issued an aggregate of 40,000 shares of common stock as compensation for services rendered. The fair value of the stock was $11,200, resulting in an increase in common stock by $40 for the par value of the shares, $11,160 to paid-in capital, and $11,200 to stock-based compensation expense.

On April 1, 2010, the Company issued to a consultant 23,698 shares of common stock as compensation for services rendered. The shares were issued under the 2009 Stock Compensation Plan. Common stock was increased by $24 for the par value of the shares and paid-in capital was increased by approximately $3,294. Stock compensation expense of approximately $3,318 was also recorded.

In March 2010, the Company issued to two consultants 82,528 shares of common stock as compensation for services rendered. The shares were issued under the 2009 Stock Compensation Plan. Common stock was increased by $82 for the par value of the shares and paid-in capital was increased by approximately $8,996.  Stock compensation expense of $6,578 was also recorded.

In February 2010, the Company issued to two consultants 303,892 shares of common stock as compensation for services rendered.  Common stock was increased by $304 for the par value of the shares and paid-in capital was increased by approximately $45,280. Stock compensation expense of $44,113 was recorded during 2010.

In January 2010, the Company issued an aggregate of 1,725,000 shares of common stock to certain employees. The issuance was compensation to the employees for the continued hardship of not regularly receiving their salaries, wages, or other compensation, and the continuing nonpayment of such amounts by the Company. The issuance of the common stock was not in lieu of the payment of such compensation, which remains accrued and unpaid. The fair value of the stock was $266,250, resulting in an increase in common stock by $1,725 for the par value of the shares, $264,525 to paid-in capital, and $266,250 to stock-based compensation expense.

During 2009, the Company issued an aggregate of 1,125,000 shares of common stock to certain employees. The issuance was compensation to the employees for the hardship of not regularly receiving their salaries, wages, or other compensation during the period of June 2008 through July 2009, and the continued or continuing nonpayment of such amounts by the Company. The issuance of the common stock was not in lieu of the payment of such compensation, which remains accrued and unpaid. The fair value of the stock was $236,250, resulting in an increase in common stock by $1,125 for the par value of the shares, $235,125 to paid-in capital, and $236,250 to stock-based compensation expense.

On November 1, 2009, the Company granted to its public relations firm 109,329 shares of common stock issued as compensation for services rendered. Common stock was increased by $109 for the par value of the shares and $44,391 to paid-in capital. The fair value of the deferred compensation is being expensed over the three-month consulting period ending January 31, 2010, of which $15,000 was expensed in 2009.

On July 17, 2009, the Company issued to a consultant 200,000 shares of common stock as compensation for services rendered. Common stock was increased by $200 for the par value of the shares and $39,800 to paid-in capital. The fair value of the deferred compensation is being expensed over the six-month consulting period ending January 31, 2010, of which $36,667 was expensed in 2009.

Additional Stockholder’s Equity Activity

During 2010, the Company remeasured the redemption value of outstanding common shares subject to repurchase, which were previously issued in the December 19, 2003 Difference Engine asset purchase. The Company recorded a net adjustment for the current year of $59,368 by increasing temporary equity and decreasing permanent equity.

During 2010, the Company recorded the reclassification of common shares previously subject to repurchase, which were issued in the December 19, 2003 Difference Engine asset purchase. The Company recorded a net adjustment for the current year of $2,733 by decreasing temporary equity and increasing permanent equity.

During 2010, the Company remeasured the fair value of equity instruments (outstanding common shares, options and warrants) issued pursuant to consulting agreements, which had been previously issued. During the fiscal year 2010, the Company accordingly recorded a net adjustment for the remeasurement of the equity instruments of approximately $4,100 by increasing additional paid-in capital account and decreasing the additional paid-in capital contra account deferred stock compensation.

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

As shares of common stock are sold by the holders and/or the Company registers its outstanding shares of common stock, the then current fair value of those shares, based on the redemption value, shall be reclassified from temporary equity to permanent equity.  During the fiscal 2010, the temporary equity account was increased and the permanent equity account decreased by $59,368 for the change in the estimated redemption value of the outstanding shares currently held by the shareholders of Difference Engines Corporation, and reduced by $2,733 for the reclassification of common shares previously subject to repurchase. During the fiscal 2009, the temporary equity account was decreased and the permanent equity account increased by $12,090 for the change in the estimated redemption value of the outstanding shares currently held by the shareholders of Difference Engines Corporation.  Since the acquisition of the intellectual property and through December 31, 2010, the cumulative effect on the temporary equity account for the change in the estimated redemption value of the outstanding shares held by the shareholders of Difference Engines Corporation is a reduction of $1,309,496, and due to the sale of the Company’s stock previously held by the shareholders of Difference Engines Corporation is a reduction of $635,786. Therefore, the balance of the temporary equity account for the purchase of the intellectual property owned by Difference Engines as of the consolidated balance sheet date is $98,946.

NOTE 8.    GOODWILL AND INTANGIBLE ASSETS

The Company follows ASC 350, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with ASC 350. ASC 350 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC 360, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company determines impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill. The Company’s assessment for impairment of assets involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, and considers year-end the date for its annual impairment testing, unless information during the year becomes available that requires an earlier evaluation of impairment testing.  Based on a net realizable value analysis for the period ended June 30, 2007, goodwill and the acquired software (FlowPoint™) from the acquisition of Wise Systems Ltd. was determined to be fully impaired. Therefore, the balance of goodwill at December 31, 2010 and 2009 was $0, respectively.

The Company acquired intangible assets consist of acquired software technology and patents. Under ASC 350 goodwill and other intangible assets acquired including software technology is considered to have a finite life. Management has estimated the useful life to be 5 years and amortized such costs on a straight-line basis over this period.  Patent acquisition costs pertaining to PinPoint™ and Signature Mapping™ (products not acquired through acquisition) have been capitalized, and are being amortized on a straight-line basis over the expected 20-year legal life of the patents. The Company evaluates the periods of amortization continually to determine whether later events or circumstances require revised estimates of useful lives. In addition, ASC 985-20, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” requires the Company to consider whether or not the software technology is impaired on a quarterly basis, using a net realizable value analysis based on projected discounted cash flows. The Company prepared this analysis as of December 31, 2010 and concluded that the intangible assets are not impaired.

Year Ended December 31, 2010
	Beginning Period Cost	Additions	Reductions	Net Book Value
Intangibles with finite lives:
Software technology	$ -	$ -	$ -	$ -
Patent acquisition costs	352,578	34,776	22,181	365,173
	$ 352,578	$ 34,776	$ 22,181	$ 365,173

The Company’s intangible software technology was fully amortized as of December 31, 2009. Therefore, there was no amortization costs associated with software technology during fiscal 2010.  We anticipate incurring additional patent acquisition costs during the year ending December 31, 2011 (Fiscal 2011). Based on the net book value of patents acquisition costs at December 31, 2010, the Company estimates amortization expense for intangible assets to be $24,072 for each of the Fiscal years 2011 through 2015, and $244,813 thereafter.

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

NOTE 9.    INCOME TAXES

There is no benefit or provision for income taxes reflected in the accompanying financial statements.  Reconciliation between the provision for income taxes computed by applying the statutory Federal income tax rate and the provision for income taxes is as follows:

YEAR ENDED DECEMBER 31	2010		2009

Federal benefit at statutory rate	$ (1,241,079)	-34.0%	$ (2,901,395)	-34.0%
Increase (decrease) due to:
State benefits, net of federal benefits	(146,009)	-4.0%	(341,341)	-4.0%
Stock based compensation	242,067	6.6%	461,363	5.4%
Effect of foreign operations	(495,947)	-13.6%	13,573	0.2%
Other, net	861	0.0%	814	0.0%
Valuation allowance	1,640,107	44.9%	2,766,986	32.4%
Provision for income taxes	$ -	0.0%	$ -	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s net deferred tax assets as of December 31, 2010 and 2009 were as follows:

YEAR ENDED DECEMBER 31	2010	2009

Deferred tax assets:
Accrued salaries	$ 476,990	$ 585,280
Accrued leave	13,527	37,762
Depreciation and amortization	(57,371)	(57,317)
Net operating loss carryforwards, not yet utilized	15,460,353	14,404,119
Total deferred tax assets	15,893,499	14,969,844
Valuation allowance for deferred tax assets	(15,893,499)	(14,969,844)
Net deferred tax assets	$ -	$ -

For income tax purposes, the Company has a cumulative net operating loss carryforwards at December 31, 2010 of approximately $43,859,200 that, subject to applicable limitations, may be applied against future taxable income.  If not utilized, the net US operating loss carryforward will begin to expire in 2023.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The following table summarizes scheduled maturities of our contractual obligations extending beyond one year for which cash flows are fixed and determinable as of December 31, 2010.

Category	Payments Due in Fiscal
	Total	2011	2012	2013	2014	2015	Thereafter

Short-term convertible debentures (1)	$ 1,688,205	$ 1,688,205	$ -	$ -	$ -	$ -	$ -
Interest payments (2)	-	-	-	-	-	-	-
Operating lease commitments (3)	22,338	22,388	-	-	-	-	-
Unconditional purchase obligations (4)	-	-	-	-	-	-	-
Total contractual obligations	$ 1,710,543	$ 1,710,593	$ -	$ -	$ -	$ -	$ -

(1) Represents the outstanding Series A Convertible Debentures that originally matured November 8, 2008, and were amended October 15, 2010. Under terms of the amendment, the Company and the debenture holders agreed to an extension of the maturity date to June 30, 2011.  Commencing March 3, 2011, the Company may force a conversion of the debentures if certain trading price and volume conditions are met.

(2) The outstanding Series A convertible debentures, under the October 15, 2010 amendment, will not bear interest through the new maturity date of June 30, 2011.

(3) Represents projected rent cost for the existing office lease, which expires on April 30, 2011.  Total rental expense included in the accompanying consolidated statements of earnings was $158,318 in fiscal 2010, and $307,361 in fiscal 2009.

(4) The company currently does not have any outstanding unconditional purchase obligations.  They would though include inventory commitments, future royalty, consulting agreements, other than month-to-month arrangements or those that expire in less then one year, or commitments pursuant to executive compensation arrangements.

In addition to the above obligations, we are conditionally obligated to redeem shares related to the acquisition of intellectual property (IP) from Difference Engines.  As of December 31, 2010, and as more fully disclosed in Note 7, Acquisitions, a conditional redemption value of $98,946 was estimated and recorded.

Default under Series A Debentures and Series D Common Stock Purchase Warrants

Our outstanding Series A 10% Senior Convertible Debentures became due on November 7, 2008 and the Company was considered in default, although, the holders had not sought to enforce their rights under the default provisions of the debentures.  On October 15, 2010, the Company entered into an agreement with the two remaining Series A Debenture holders to amend and effect a restructuring of the debentures. Under the agreement, the Company and two debenture holders agreed: (i) to an extension of the maturity date of the debentures to June 30, 2011, (ii) that the $1,688,205 of outstanding principal amount of will not bear interest through the new maturity date, (iii) that, in exchange for the amounts of accrued but unpaid regular interest of approximately $638,163, and waived all additional interest and late fees, liquidated damages and certain other amounts due under the debentures (“Interest and Default Amounts”) the Company issued an aggregate of 2,552,653 shares of common stock, (iv) that all claims with regard to the payment of the Interest and Default Amounts and all prior events of default under the Debentures and breaches of any covenant, agreement, term or condition (“Defaults”) in the debenture transaction documents would be waived and the Company was released from any claims with respect to the Additional Interest and Late Fees of approximately $773,314, and Default Amounts of approximately $2,541,739, and prior Defaults Events, (v) to terminate the registration rights agreements between the Company and each debenture holder, and (vi) that the Company may force a conversion of the debentures under certain conditions. The Company and the debenture holders also agreed to certain other amendments to the debentures and transaction documents covering the issuance of the debentures.  During 2010, the debenture holders converted an aggregate of $427,500 in principal amount into an aggregate of 1,710,000 shares of our common stock.

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

Gregory E. Hare.  Mr. Hare serves as our Chief Financial Officer and Treasurer. The Company entered into an employment agreement with Mr. Hare commencing on January 30, 2006. The employment agreement is essentially the same as the agreement the Company entered into with Mr. Donovan, except that the agreement is for a term of two years unless earlier terminated and shall automatically renew for successive one year terms unless terminated prior thereto. The employment agreement provides for a base salary of $200,000 per annum and no automobile allowances. The agreement provides for annual performance bonuses based on goals established by the Company and agreed to by Mr. Hare, participation in the Company’s stock option and other award plans, and participation in any company benefit policies or plans adopted by us on the same basis as other employees at Mr. Hare’s level. The Company agreed to grant to Mr. Hare, subject to approval of our Compensation Committee, stock options to purchase 200,000 shares of our common stock pursuant to our 2003 Stock Incentive Plan, one-half of which options will vest on the one year anniversary of the commencement of his employment and the remaining options vesting on the two year anniversary of the commencement of his employment.

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

NOTE 12.  RELATED PARTY TRANSACTIONS

Note Payable to Stockholder and Executive Officer

On April 21, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, the Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned the Company $200,000. The Company issued a non-negotiable promissory note, dated effective April 21, 2006, to Mr. Trudnak in the principal amount of $200,000. The note is unsecured, non-negotiable and non-interest bearing. The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default. The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum. The note is not assignable by Mr. Trudnak without our prior consent. The Company may prepay the note in whole or in part upon ten days notice. On October 21, 2006, Mr. Trudnak extended the due date of the loan to December 31, 2006. Subsequently, on October 3 and October 18, 2006, Mr. Trudnak loaned the Company $102,000 and $100,000, respectively, on substantially the same terms as the April 21, 2006 loan, except that each loan is due six months after the date thereof. Accordingly, following such additional loans, the Company owed an aggregate of approximately $402,000 to Mr. Trudnak. On November 10, 2006, Mr. Trudnak extended the due dates of such loans to May 31, 2007, except that $100,000 of the April 21, 2006, loan becomes due upon the Company raising $2,500,000 in financing after November 6, 2006, and the remaining amount of $202,000 of such loans become due upon the Company raising an aggregate of $5,000,000 in financing after November 6, 2006, and prior to May 31, 2007. Following the first closing of our Debenture and Series D Warrant financing on November 8, 2006, the Company repaid $100,000 on November 20,

2006, in principal amount of the April 1, 2006, and paid an additional $100,000 to Mr. Trudnak on April 17, 2007 upon the second closing of our Debenture and Series D Warrant financing. On May 31, 2007, Mr. Trudnak extended the due dates of the remaining loans to May 31, 2008. Although, the anticipated payment of $202,000 had not been made, and Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008, for total outstanding notes of $226,000.  Subsequently, the maturity date of the outstanding loans was extended to May 31, 2009, and subsequently to May 31, 2010.  On June 1, 2010, the outstanding loans were extended to June 30, 2011.  During 2010, the Company repaid an aggregate of $108,900 of the notes, resulting in an outstanding balance at December 31, 2010, of $117,100. The terms of the above transaction were reviewed and approved by the Company’s audit committee and by our Board of Directors.

Consulting Agreement with BND Software, Principal Owner Sean Kennedy, a Director of the Company

On July 15, 2008, The Company entered into a consulting agreement with BND Software, Inc. (“BND”), a corporation that is owned and controlled by Mr. Sean W. Kennedy, a director of the Company. BND agreed to provide certain consulting services to the Applied Visual including managing the research, development and information systems activities of the Company. The agreement is for a term of one year commencing on May 27, 2008, and expires on May 31, 2009. The agreement provided for an extension of a twelve (12) month period upon mutual agreement by both parties. The agreement may be terminated upon 60 days prior written notice by one party to the other party. The agreement also provided for an annual compensation of $216,000. The Company did not renew the agreement with BND, although Mr. Kennedy continues to provide management services for the research, development and information systems activities.  We paid or agreed to pay BND an aggregate of $208,000 during 2010, and $216,000 during 2009, of which $325,796 is accrued and unpaid as of December 31, 2010.

NOTE 13.  OPERATING LEASES

The Company previously leased 15,253 square feet for its headquarters building in Herndon, Virginia, pursuant to a 5 year commercial lease that expired on April 30, 2010.  The annual base rental rate during the last year of the lease was approximately $24,557.  The Company elected not to exercise the renewal option provision of the lease, and negotiated with the landlord to lease 3,269 square feet of office space in the same business park.  The new lease, for a monthly lease payment of $5,585, was entered into on April 13, 2010 and expires on April 30, 2011. The lease term included a security deposit of $22,244, of which one-half of the security deposit was returned after the first six months of the lease, resulting in a net security deposit at December 31, 2010 of $11,122. Although the lease does not contain a renewal provision, the Company is negotiating to extend the lease with provisions to expand as needed during the next 12 months.

Total rental expense for the leased offices included in the accompanying consolidated statements of operations was $156,823 in 2010 and $307,361 in 2009.

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

On March 15, 2011, the United States Patent & Trademark Office (“USPTO”) issued to the Company Patent No. US 7,907,762, titled “Method of Creating a Divergence Transform for Identifying a Feature of Interest in Hyperspectral Data” which is related to our underlying “intelligent imaging informatics” (3i™) technology for our core products.  This fifth patent issued to the Company addresses the identification of features of interest in hyperspectral imaging.  Hyperspectral imaging collects data from across the entire electromagnetic spectrum including visible light, as well as the range from ultraviolet to infrared.  Hyperspectral remote sensing is used in a wide array of real-life applications.  Although originally developed for mining and geology, it has now spread into fields as widespread as ecology and surveillance. Our ability to analyze and differentiate objects across the entire spectrum of light expands our technical capabilities to new levels of opportunity beyond homeland security and healthcare, into areas as diverse as satellite image analysis, military applications for aerial surveillance, and sub-surface analysis of mineral deposits.

From January 19 - February 24, 2011, an employee exercised 101,000 stock options that resulted in the issuance of 101,000 shares of common stock for cash proceeds to the Company of $30,300, and converted $11,340 of accrued and unpaid wages for 42,000 shares of common stock.

On February 23, 2011, the Company executed a Securities Purchase Agreement, (the “SPA”), with an institutional accredited investor for an investment up to $1,000,000, subject to certain stock price and volume conditions.  Subsequently, on February 24, 2011, we sold to the institutional investor at the first closing of the private placement of securities, an aggregate of 600,000 shares of common stock, and 600,000 common stock purchase warrants to purchase an aggregate of 600,000 shares of common stock, for gross proceeds of $150,000 ($136,000 net of certain expenses and sales commissions in the amount of $14,000). The warrants are exercisable at a price of $0.25 per share for a period of five years after the date of issuance, contain a cashless exercise provision and other customary provisions. Also, we issued to a broker an aggregate of 72,000 placement agent’s warrants as compensation in connection with the offering.  The placement agent’s warrants are under the same terms and conditions as those issued to the institutional investor.

In addition, under the SPA, the investor has agreed to provide additional financing to us by purchasing shares of our common stock at seven subsequent closings and in the following amounts; i) at a second closing to be held one month following the first closing, an amount of shares equal to forty percent (40%) of the total number of shares traded during normal hours during the twenty (20) trading days immediately preceding such closing, ii) at a third closing to be held one month following the second closing, an amount of shares equal to thirty percent (30%) of the total number of shares traded during normal hours during the twenty (20) trading days immediately preceding such closing, ii) at a fourth closing to be held one month following the third closing, an amount of shares equal to twenty percent (20%) of the total number of shares traded during normal hours during the twenty (20) trading days immediately preceding such closing, and iv) at each of four additional subsequent closings to be held one month following the immediately preceding closing, an amount of shares equal to ten percent (10%) of the total number of shares traded during normal hours during the twenty (20) trading days immediately preceding the subsequent closing. The investor agreed to purchase our shares at each subsequent closing for a price per share equal to the lower of an amount equal to: (a) 60% of the volume weighted average of actual trading prices of the shares for the ten (10) consecutive trading days immediately prior to a date of the applicable closing and (b) 64% of the volume weighted average of actual trading prices of the shares for the trading day immediately prior to the applicable closing date.  If, under this calculation, the price of a share at a subsequent closing does not exceed a floor price of $0.25, the investor will not be obligated to purchase our shares at that closing.  The failure to hold a closing will not impact the holding of the subsequent closings. Also, the investor will not be obligated to purchase shares at a closing if such purchase would cause them to beneficially own in excess of 9.99% of our shares.

We have granted to the investor piggy back registration right with regard to the shares issued in the financing, including the shares underlying the Warrants. The SPA contains representations and warranties of the Company and investor, certain indemnification provisions and customary conditions to each closing.  We may terminate the SPA on ten days prior written notice to the investor, and the investor may terminate the SPA at any time prior to a subsequent financing upon written notice to us if we consummate a reverse stock split or a subsequent financing to which the investor is not a party.

We have agreed to pay the investor’s counsel with regard to the first closing in the amount of $25,000, $5,000 of which was paid at the first closing and $5,000 will be paid at each of the first four subsequent closings.  We have also agreed to pay additional fees for their counsel for each subsequent closing in the amount of $2,500.  A broker has acted as placement agent for the offering.  Under the terms of a Non-Circumvention and Compensation Agreement, dated January 12, 2011, between the Company and the broker, in connection with the offering, we agreed to pay or issue the broker at a closing a placement fee equal to 6% of the proceeds received by us at the closing and placement agent’s warrants equal to 6% of the shares sold at the closing (including the shares underlying the Warrants).

From February 1 - 23, 2011, the Company sold an aggregate of 800,000 shares of Common Stock and an aggregate of 800,000 Class Q Common Stock Purchase Warrants to three accredited investors for gross proceeds to the Company of approximately $200,000 ($197,000, net of commissions and expenses in the amount of $3,000).  In connection with the sale of securities, a placement agent fee of $3,000 was paid. The Warrants issued are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire in thirty-six (36) months from the date of issuance.

During January through March 2011, the Company issued 65,509 stock awards under the 2009 Stock Compensation Plan to two consultants as compensation in lieu of cash payments for services rendered. The aggregate fair value of the compensation of $19,722 is being expensed over the related consulting period.

From January 31 – February 7, 2011, the Company issued to a vendor 89,355 shares of common stock as final payment towards an outstanding accounts payable, with the fair value of the common stock of $29,487, and another vendor accepted 678,861 shares of common stock as full payment towards an outstanding accounts payable, with the fair value of the common stock of $213,163.

On January 4, 2011, the Company issued to a consultant 175,000 shares of common stock. The fair value of the compensation of approximately $66,500 is being expensed over the period the services were rendered.