Form 10-Q
period 2011-03-31
Applied Visual Sciences, Inc.
filed 2011-05-13
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

_______________________________

FORM 10-Q

(Mark One)

 X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____

Commission file number: 000-28238

APPLIED VISUAL SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	54-1521616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Exchange Place, Suite H, Herndon, Virginia  20170

(Address of principal executive offices and zip code)

(703) 464-5495

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ✓   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes __   No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [✓]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes __ No  ✓

At May 10, 2011, 84,992,979 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

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

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends, “plans,” “should,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof (including their use in the negative), or by discussions of strategies, plans or intentions.  Such statements include but are not limited to statements under Part I, Item 1A - Risk Factors of our Form 10-K for the year ended December 31, 2010, Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report, and elsewhere in this Report. A number of factors could cause results to differ materially from those anticipated by such forward-looking statements, including those discussed under Part II, Item 1A - Risk Factors of this Report.  The absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including factors described in Part I, Item 1A - Risk Factors of our Form 10-K for the year ended December 31, 2010 and Part II, Item 1A – Risk Factors of this Report.  You should carefully consider the factors described in Part I, Item 1A - Risk Factors of our Form 10-K for the year ended December 31, 2010, and Part II, Item 1A – Risk Factors of this Report in evaluating our forward-looking statements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

38

ITEM 4.    CONTROLS AND PROCEDURES

38

PART II. OTHER INFORMATION

39

ITEM 1.     LEGAL PROCEEDINGS

39

ITEM 1A.  RISK FACTORS

39

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

40

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

41

ITEM 5.     OTHER INFORMATION

41

ITEM 6.     EXHIBITS

41

SIGNATURES

42

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 87,764	$ 4,874
Accounts receivable	69,527	69,527
Prepaid expenses	19,595	19,281
Total current assets	176,886	93,682

Equipment, net	273,254	286,772

Other Assets
Other noncurrent assets	11,122	11,122
Intangible assets, net	359,411	365,173
Total assets	$ 820,673	$ 756,749

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 1,597,669	$ 1,766,870
Other accrued liabilities	5,263,619	5,021,712
Note payable and advances, related parties	96,400	117,100
Convertible debentures	1,688,205	1,688,205
Derivative liabilities - embedded conversion feature of debentures	1,215,508	2,228,431
Total current liabilities	9,861,401	10,822,318

Common shares subject to repurchase, stated at estimated redemption value; 282,704 shares outstanding at December 31, 2010
	-	98,946

Stockholders' Equity (Deficit)
Convertible preferred stock, $0.20 par value; authorized 1,000,000 shares
Shares issued and outstanding at March 31, 2011 - none
Shares issued and outstanding at December 31, 2010 - none	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares
Shares issued and outstanding at March 31, 2011 - 84,763,958
Shares issued and outstanding at December 31, 2010 - 82,212,233	84,764	82,212
Additional paid-in capital	81,216,292	80,242,987
Accumulated comprehensive income	63,354	63,354
Deficit accumulated	(90,405,138)	(90,553,068)
Total stockholders' equity (deficit)	(9,040,728)	(10,164,515)
Total liabilities and stockholders' equity (deficit)	$ 820,673	$ 756,749

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31
	2011	2010

Net revenues	$ -	$ 13,665

Cost of sales	-	13,777

Gross profit (loss)	-	(112)

Selling, general and administrative expense	864,993	1,424,946

Operating loss	(864,993)	(1,425,058)

Other income	1,012,923	575,265

Net income (loss)	$ 147,930	$ (849,793)

Net income (loss) per common share
Basic	$ 0.00	$ (0.01)
Diluted	0.00	(0.01)

Weighted average common shares outstanding
Basic	83,578,915	62,292,373
Diluted	137,765,021	105,724,234

Other comprehensive income
Comprehensive income - beginning of period	$ 63,354	$ 62,481
Cumulative translation adjustments	-	1,190

Comprehensive income - end of period	$ 63,354	$ 63,671

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 147,930	$ (849,793)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	24,151	28,135
Stock-based compensation expense	259,621	558,315
Amortization of debentures discounts	-	16,500
Revaluation of derivative instrument expense (income)	(1,012,923)	(487,947)
Gain on settlement of debt	-	(241,600)
Other noncash (stock issued in lieu of interest paid)	-	3,892
Changes in operating assets and liabilities:
(Increase) in accounts receivable	-	(4,593)
(Increase) in prepaid expenses	(314)	(1,934)
Increase in accounts payable	73,448	298,790
Increase in accrued expenses	283,547	467,543
Increase in deferred revenue	-	2,800
Net cash flows used in operating activities	(224,540)	(209,892)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(4,870)	-
Investment in patents	-	(635)
Net cash flows used in investing activities	(4,870)	(635)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	333,000	217,400
Proceeds from short-term convertible notes payable	-	27,138
Reduction of short-term note payable, related party	(20,700)	-
Net cash flows provided by financing activities	312,300	244,538

Effect of exchange rate changes on cash and cash equivalents	-	(139)

Net increase in cash and cash equivalents	82,890	33,872
Cash and cash equivalents at beginning of the period	4,874	8,707

Cash and cash equivalents at end of the period	$ 87,764	$ 42,579

Supplemental disclosure of cash flow information:
Remeasurement of common stock subject to repurchase	$ -	$ 2,827
Reclassification of common stock previously subject to repurchase	98,946	2,733
Conversion of short-term convertible notes to common stock	-	50,000
Conversion of convertible debenture to common stock	-	377,500
Conversion of accounts payable and other accrued liabilities to common stock	242,650	-
Conversion of accrued wages to common stock	11,340	-
Conversion of accrued wages for exercise of employee stock options	30,300	-

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

 (2)

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated financial statements do not include complete footnotes and financial statement presentations. As a result, these unaudited condensed consolidated financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010, included in our 2010 Annual Report on Form 10-K. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for those periods presented. The preparation of financial statements in conformity with United States (U.S.) generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year. The Company maintains a web site at www.appliedvs.com, which makes available free of charge our recent annual report and other filings with the SEC.

These unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. Our independent registered public accounting firm’s reports on the consolidated financial statements included in our annual report on Form 10-K for the years ended December 31, 2010 and 2009, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

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

Summary of Significant Accounting Policies

As disclosed in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2010, the discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in conformity with United States (U.S.) generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex and, consequently, actual results could differ from those estimates and assumptions. Since December 31, 2010, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

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

The Company has two groups of products and services - Security (PinPoint™) and Healthcare (Signature Mapping™ Medical Computer Aided Detection (“Medical CAD”)), and operates in three geographic markets. The Company has determined that as of the balance sheet date, it operates as a single operating unit since the two products make up a slight revenue stream to the Company.

The Company operates in North America, Africa, and Asia.  In general, revenues are attributed to the country in which the contract originates. There were no revenue for the first three months ended March 31, 2011, and the same period ended March 31, 2010 was $13,665 from research activities of our security product/services.

Segment and Geographic Information	Three Months Ending March 31
	2011	2010
Net revenues:
The Americas:
Software licenses	$ -	$ -
Research funding	-	13,665
Maintenance and support	-	-
The Americas	-	13,665

United Kingdom:
Software licenses	-	-
Research funding	-	-
Maintenance and support	-	-
United Kingdom	-	-
Total net revenues	$ -	$ 13,665

Cost of sales:
The Americas:
Software licenses	$ -	$ -
Research funding	-	13,777
Maintenance and support	-	-
The Americas	-	13,777

United Kingdom:
Software licenses	-	-
Research funding	-	-
Maintenance and support	-	-
United Kingdom	-	-
Total cost of sales	$ -	$ 13,777

Operating (loss):
The Americas:
Software licenses	$ (864,993)	$ (1,420,723)
Research funding	-	(4,011)
Maintenance and support	-	-
The Americas	(864,993)	(1,424,734)

United Kingdom:
Software licenses	-	-
Research funding	-	-
Maintenance and support	-	(324)
United Kingdom	-	(324)
Total operating (loss)	$ (864,993)	$ (1,425,058)

Depreciation and amortization:
The Americas:
Software licenses	$ 24,151	$ 27,811
Research funding	-	-
Maintenance and support	-	-
The Americas	24,151	27,811

United Kingdom:
Software licenses	-	-
Research funding	-	-
Maintenance and support	-	324
United Kingdom	-	324
Total depreciation and amortization	$ 24,151	$ 28,135

Total assets:
The Americas	$ 820,673	750,908
United Kingdom	-	8,425
Total	$ 820,673	$ 759,333

Long-lived assets, net:
The Americas	$ 632,665	648,452
United Kingdom	-	5,938
Total	$ 632,665	$ 654,390

Long-lived assets, net: Consists of software, goodwill, patents, property and equipment, and other noncurrent assets.

Stock-Based Compensation

The Company has two active equity compensation plans which include the Amended and Restated 2003 Stock Incentive Plan and the 2009 Stock Compensation Plan (collectively, the “Plans”). A total of 50,000,000 shares have been reserved for issuance under these Plans in the form of stock-based awards to employees, non-employee directors and outside consultants of the Company, of which 28,078,023 shares remain available for issuance thereunder as of March 31, 2011. The grant of awards under the Plans require approval by the Compensation Committee of the Board of Directors of the Company (or the Board of Directors, in the absence of such a committee) (the “Committee”), and the Committee is authorized under the Plans to take all actions that it determines to be necessary or appropriate in connection with the administration of the Plans.

The Company adopted the provisions of ASC 718-10, “Share-Based Payment” to account for its share-based payments. ASC 718-10 requires all share-based payments to employees or to non-employee directors as compensation for service on the Board of Directors to be recognized as compensation expense in the consolidated financial statements based on the estimated fair values of such payments, and the related expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience within separate groups of employees. The fair value of each option granted was estimated on the date of grant using the Black-Scholes Merton option pricing model (Black-Scholes model). In accordance with ASC 718-10, the Company recognized total stock-based compensation expense for employees and non-employee members of the Board of Directors for the three months ended March 31, 2011 of $129,969, and $438,335 for the same period during 2010. All options granted during the three months ended March 31, 2011 were at fair value, and the related compensation expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures.

The Company accounts for stock options granted to non-employees in accordance with ASC 718-10 and ASC 505-50, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services.” ASC 505-50 establishes the measurement principles for transactions in which equity instruments are issued in exchange for the receipt of goods or services. The Company has relied upon the guidance provided under ASC 505-50 to determine the measurement date and the fair value re-measurement principles to be applied, and recognizes as an expense the estimated fair value of such options as calculated using the Black-Scholes model.  The fair value is remeasured during the service period at each balance sheet date, and is amortized over the service period to vesting for each option or the term of the recipient’s contractual arrangement, whichever is shorter. The Company recognizes compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate. Total stock-based compensation expense for consultants during the three months ended March 31, 2011 and 2010 were $129,652 and $117,480, respectively. All options granted during the three months ended March 31, 2011 were at fair value, and the related compensation expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are not transferable.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes Merton option pricing model (Black-Scholes model) with the following weighted-average assumptions:

Black-Scholes Model Assumptions	2011	2010

Risk-free interest rate (1)	2.27%	3.01%
Expected volatility (2)	136.7%	134.3%
Dividend yield (3)	0.0%	0.0%
Expected life (4)	6.5 years	6.5 years

(1)	The risk-free interest rate is based on US Treasury debt securities with maturities similar to the expected term of the option.
(2)	Expected volatility is based on historical volatility of the Company*s stock factoring in daily share price observations.
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

The Amended and Restated 2003 Stock Incentive Plan

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

Factors considered in granting stock options included: (i) the general policy during the past five, and in the foreseeable future, of not increasing base salaries of all employees, (ii) the performance of employees, (iii) the employees’ increasing responsibilities in a dynamic, and shrinking organization, and (iv) the accomplishments achieved by the Company during the prior year.  The 2003 Plan has been the principal method for our employees and executive officers to acquire equity interests in the Company. We believe that the annual aggregate value of these awards should be set near competitive median levels for comparable companies.  We may provide a greater portion of total compensation to our executives and employees through stock options given the general policy of not increasing base salaries in the foreseeable future. Our Compensation Committee administers the 2003 Plan based on the above factors, and the Committee approved the grant of stock options to all current employees, including its named executives, during 2007 through 2009 as an incentive for continued contributions in moving our product development efforts forward.  Stock options were not granted to employees, including its named executives, during 2010 and the first three months of 2011 as the Company did not achieve the desired results during 2009 and 2010. Also, the Compensation Committee, based on management’s recommendation and discussions with the Committee, may grant stock options to new employees.  There were no stock options granted to new employees during the first three months of 2011, since there were no new employees hired during this period.

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

The Compensation Committee did not grant any stock options under the 2003 Plan during the three months ended March 31, 2011.  As of March 31, 2011, the Company has reserved under the 2003 Plan, 15,850,531 shares to be issued upon exercise of outstanding options, and 12,255,969 shares were available for future awards.  Compensation expense for stock options granted is recognized over the requisite service period, which is typically the period over which the stock-based compensation awards vest. In anticipation of implementation of SFAS 123R, we accelerated the vesting of the outstanding options in December 2005, prior to adopting SFAS 123R.  We applied the guidance of SAB 107 in conjunction with the adoption of SFAS 123R.  This acceleration was for all employees, including the named executive officers.

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

Stock Options Exercised under the 2003 Plan

During 2011, an employee exercised an aggregate of 101,000 stock options that resulted in the aggregate issuance of 101,000 shares of common stock for cash proceeds to the Company of $30,300. Common stock was increased by $101 for the par value of the shares and paid-in capital increased by $30,199.

Summary of stock option activity under the 2003 Plan for the three months ended March 31, 2011 issued to employees, non-employee members of the Board of Directors and consultants is as follows:

Fiscal Year and Activity	Weighted- Average Exercise Price	Number of Options
Outstanding December 31, 2010	$ 0.32	16,394,681

Fiscal 2011 activity
Granted	-	-
Exercised ($0.30)	0.30	(101,000)
Cancelled ($0.30)	0.30	(443,150)
Outstanding March 31, 2011	$ 0.32	15,850,531

Stock options available for grant		12,255,969

The following table summarizes additional information about the 2003 Plan stock options outstanding at March 31, 2011:

Issued and Outstanding				Exercisable
Type of Option and Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Yrs)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Price
Nonqualified Stock Options $0.30 (1) (5)	1,542,000	2.7	$ 0.30	1,542,000	$ 0.30
Nonqualified Stock Options $0.30 (2) (5)	44,000	3.8	0.30	44,000	0.30
Incentive Stock Options $0.15 - $4.05 (3)	802,042	4.3	0.85	719,592	0.92
Incentive Stock Options $0.15 - $0.30 (4) (5)	13,462,489	6.7	0.29	11,279,929	0.29
Total	15,850,531	6.2	$ 0.82	13,585,521	$ 0.32

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

An award of restricted stock awards consists of a specified number of shares of our common stock that are subject to restrictions on transfer, conditions of forfeiture, and any other terms and conditions for periods determined by the Compensation Committee. Prior to the termination of the restrictions, a participant may vote and receive dividends on the restricted stock unless the committee determines otherwise, but may not sell or otherwise transfer the shares.

An award of restricted stock rights entitles a participant to receive a specified number of shares of our common stock upon the expiration of a stated vesting period. It may also include the right to dividend equivalents if and as so determined by the committee. Unless the committee determines otherwise, once a RSR vests, the shares of common stock specified in the award will be issued to the participant. A participant who has been awarded RSRs may not vote the shares of common stock subject to the rights until the shares are issued. Until the vesting period applicable to a RSRs award expires and the shares are issued, the participant also may not transfer or encumber any interest in the RSRs or in any related dividend equivalents.

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

The following is a summary of the number and type of awards granted to, or exercised or forfeited by, employees, non-employee members of the Board of Directors and consultant pursuant to the Company’s 2009 Stock Compensation Plan for the three months ended March 31, 2011.

	Weighted-Average Grant or Exercise Price Per Share

Fiscal Year and Activity		Number of Shares
Reserved for future issuance as of December 31, 2010		15,929,563

Fiscal 2011 activity:
Common stock awards	$ 0.29	107,509
Restricted stock awards	-	-
Restricted stock rights	-	-
Non-qualified stock options	-	-
Issued during 2011	0.19	107,509

Reserved for future issuance as of March 31, 2011		15,822,054

Stock options or restricted stock rights outstanding		-

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. For financial statement purposes, depreciation is provided on the straight-line method over the estimated useful life of the asset ranging from 3 to 10 years.

	(Unaudited)
Asset (Useful Life)	March 31, 2011	December 31, 2010

Software (3 years)	$ 84,224	$ 84,224
Computer equipment (3 to 5 years)	329,861	324,991
Furniture and fixtures (7 to 10 years)	488,239	488,239
Equipment (7 to 10 years)	79,627	79,627
	981,951	977,081
Less accumulated depreciation	708,697	690,309
Equipment, net	$ 273,254	$ 286,772

Depreciation expense for property and equipment was $18,389 and $22,804 in the three months ended March 31, 2011 and 2010, respectively, and is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Goodwill and Other Intangible Assets

Intangible Assets – Intangible assets consist of acquired software and patents. Under ASC 350, “Goodwill and Other Intangible Assets,” such assets acquired including software technology is considered to have a finite life.  Management has estimated the useful life to be 5 years and amortized such costs on a straight-line basis over this period. In addition, ASC 985-20, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” requires the Company to consider whether or not the software technology is impaired using a net realizable value analysis based on projected discounted cash flows. The Company prepared this analysis as of March 31, 2011, and concluded that the intangible assets are not impaired.  Patent acquisition costs pertaining to the Company’s 3i technology that covers its PinPoint™ and Signature Mapping™ intellectual property (technology not acquired through acquisition), have been capitalized and are being amortized over the 20-year legal life of the patents. The Company has been granted by the United States Patent & Trademark Office (“USPTO”) five patents related to its 3i technology.  The Company evaluates the periods of amortization continually to determine whether later events or circumstances require revised estimates of useful lives. The Company’s intangible acquired software technology was fully amortized as of December 31, 2009. Therefore, there was no amortization costs associated with acquired software during the three months ended March 31, 2011 and 2010, respectively. Amortization expense for patent acquisition costs was $5,762 and $5,331 during the three months ended March 31, 2011 and 2010, respectively, and is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations. The Company anticipates incurring additional patent acquisition costs during 2011.

Excess of Purchase Price over Net Assets Acquired (Goodwill) – The Company follows the provisions of ASC 805-10, “Business Combinations” and ASC 350-10, “Goodwill and Other Intangible Assets.” These statements establish financial accounting and reporting standards for acquired goodwill.  Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. Effective January 1, 2002, with the adoption of ASC 350-10, goodwill must be evaluated for impairment and is no longer amortized. Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired. To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets. There was no goodwill on the consolidated balance sheet of the Company during Fiscal 2010 and the three months ended March 31, 2011, as a net realizable value analysis was made for goodwill in prior years and such asset was considered fully impaired during those prior years. Therefore, there was no amortization expense of goodwill during the three months ending March 31, 2011 or during the same period in 2010.

Impairment of Excess Purchase Price over Net Assets Acquired – The Company follows the provisions of ASC 350-10 “Goodwill and Other Intangible Assets” for the impairment of goodwill. The Company determines impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill. Impairment is tested annually or whenever indicators of impairment arise.  There was no goodwill on the consolidated balance sheet of the Company during Fiscal 2010 and the three months ended March 31, 2011, as a net realizable value analysis was made for goodwill in prior years and such asset was considered fully impaired during those prior years.

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

Three Months Ended March 31, 2011
	Beginning Period Cost	Additions	Reductions	Net Book Value
Intangibles with finite lives:
Software technology	$ -	$ -	$ -	$ -
Patent acquisition costs	365,173	-	5,762	359,411
	$ 365,173	$ -	$ 5,762	$ 359,411

Recently Issued Accounting Pronouncement

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

(3)

Financial Condition, Going Concern Uncertainties and Events of Default

During the three-months ended March 31, 2011, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Our independent registered public accounting firm’s report on the consolidated financial statements included herein, and in our annual report on Form 10-K for the year ended December 31, 2010, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

Our outstanding Series A 10% Senior Convertible Debentures originally became due on November 7, 2008. On October 15, 2010, we entered into an agreement with our two remaining Series A Debenture holders to amend and effect a restructuring of the debentures. Under the amendment agreement, the Company and two debenture holders agreed: (i) to an extension of the maturity date of the debentures to June 30, 2011, (ii) that the $1,688,205 of outstanding principal amount of will not bear interest through the new maturity date, (iii) that, in lieu of and in exchange for the payment in cash of amounts of accrued but unpaid regular interest, additional interest and late fees, liquidated damages and certain other amounts due under the debentures (“Interest and Default Amounts”), the Company issued an aggregate of 2,552,653 shares of common stock, (iv) that all claims with regard to the payment of the Interest and Default Amounts and all prior events of default under the Debentures and breaches of any covenant, agreement, term or condition (“Defaults”) under the debentures and debenture transaction documents would be waived and the Company was released from any claims with respect thereto, (v) to terminate the registration rights agreements between the Company and each debenture holder, and (vi) that the Company may force a conversion of the debentures if our common stock equals or exceeds certain price and volume conditions. There were no such conversions of our debentures during the three months ended March 31, 2011.

As of March 31, 2011, we have outstanding trade and accrued payables of $1,165,400, other accrued liabilities of $485,063, and accrued salaries due to our employees and management of $5,210,825. Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $96,400.

During February 2010, the Company sold securities for gross proceeds of $200,000 (or $197,000, net of commission and expenses of $3,000) to certain accredited investors at a series of closings, and issued an aggregate of 800,000 shares of common stock, and 800,000 Class Q Warrants. The Class Q Warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire three years after the date of issuance.  Also, on February 23, 2011, the Company executed a Securities Purchase Agreement, (the “SPA”), with an institutional accredited investor for an investment up to $1,000,000. Subsequently on February 24, 2011, the Company sold to the institutional investor at the first closing of the private placement of securities, an aggregate of 600,000 shares of common stock, and 600,000 common stock purchase warrants to purchase an aggregate of 600,000 shares of common stock, for gross proceeds of $150,000 ($136,000 net of certain expenses and sales commissions in the amount of $14,000). The warrants are exercisable at a price of $0.25 per share for a period of five years after the date of issuance; contain piggyback registration rights, a cashless exercise provision, and certain anti-dilution and other customary provisions. Also, we issued to a broker an aggregate of 72,000 placement agent’s warrants as compensation in connection with the offering.  The placement agent’s warrants are under the same terms and conditions as those issued to the institutional investor. The institutional investor has agreed to purchase additional shares if pre-established stock price and volume conditions are met during the eight months following the closing.  The stock price and volume conditions for the second and third closings were not met, and there can be no assurance our shares will satisfy such conditions in connection with any subsequent closing.

As of March 31, 2011, we had a cash balance of $87,764.  Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities. Currently, we are spending or incurring (and accruing) expenses of approximately $325,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees.  Management believes that we will require aggregate of approximately $3,900,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

In view of the our limited revenues to date, the Company has relied and continues to rely substantially upon equity and debt financing to fund its ongoing operations, including the research and development conducted in connection with its products and conversion of accounts payable for stock. The proceeds from our financings are insufficient to fund our operations, pay our trade payables, repay our unconverted debentures, or accrued and unpaid wages to our employees.  Therefore, the debentures holders, our employees, or trade creditors may seek to enforce payment of amounts due to them, and our results of operations and financial condition could be materially and adversely affected and we may be unable to continue our operations.  Also, in the event we are unable to pay our employees, we may suffer employee attrition. There can be no assurances that we will be successful in our efforts to raise any additional financing, any bank borrowing, and research or grant funding. Moreover, in view of the current market price of our stock, we may have limited or no access to the capital markets. Furthermore, under the terms of our agreements with the debenture holders, we are subject to restrictions on our ability to engage in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is based upon the trading price of our securities after initial issuance or otherwise subject to re-set. In view of the foregoing, we may be required to curtail operations significantly, or obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

During Fiscal 2011, our total stockholders’ deficit decreased by $1,123,787 to $9,040,728 and our consolidated net income was $147,930 for the three months ended March 31, 2011, mainly due to the change in the fair value of the derivative liability that increased net income by $1,012,923. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence. Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

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

Since the acquisition of the intellectual property, the cumulative effect on the temporary equity account for the change in the estimated redemption value of the outstanding shares held by the shareholders of Difference Engines Corporation was reduced by $1,309,496, and further reduced by $635,786 due to the sale of the Company’s stock previously held by the shareholders of Difference Engines Corporation. On March 31, 2011, prior to remeasurement, the balance of the temporary equity account for the purchase of the intellectual property owned by Difference Engines was $98,946.  The lock up period expired and the shares are eligible for resale under Rule 144.  The Company therefore considered ASU 2009-04 “Accounting for Redeemable Equity Instruments” and on March 31, 2011, reclassified the carrying value of the redemption, or $98,946, from temporary equity to permanent equity.

(5)

Stockholders’ Equity

Issuance of Common Stock and Related Common Stock Warrants

During February 2011, the Company sold to accredited investors an aggregate of 800,000 shares of common stock and 800,000 Class Q Warrants for gross proceeds of $200,000 ($197,000, net of commissions and expenses in the amount of $3,000). The Class Q Warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire three years after the date of issuance. Common stock was increased by $800 for the par value of the shares and $196,200 to paid-in capital.

On February 23, 2011, the Company executed a Securities Purchase Agreement, (the “SPA”), with an institutional accredited investor for an investment up to $1,000,000. Subsequently on February 24, 2011, the Company sold to an institutional investor at the first closing of the private placement of securities, an aggregate of 600,000 shares of common stock, and 600,000 Class CSF common stock purchase warrants to purchase an aggregate of 600,000 shares of common stock, for gross proceeds of $150,000 ($136,000 net of certain expenses and sales commissions in the amount of $14,000). The warrants are exercisable at a price of $0.25 per share for a period of five years after the date of issuance; contain piggyback registration rights, a cashless exercise provision, and certain anti-dilution and other customary provisions. Also, we issued to a broker an aggregate of 72,000 placement agent’s warrants as compensation in connection with the offering.  The placement agent’s warrants are under the same terms and conditions as those issued to the institutional investor. The institutional investor has agreed to purchase additional shares if pre-established stock price and volume conditions are met during the eight months following the closing.  The stock price and volume conditions for the second and third closings were not met, and there can be no assurance our shares will satisfy such conditions in connection with any subsequent closing. Common stock was increased by $600 for the par value of the shares and $135,400 to paid-in capital.

Other Common Stock Issued Including Exercises of Warrants and Options

On February 24, 2011, an employee converted $11,340 of accrued and unpaid wages for 42,000 shares of common stock. Common stock was increased by $42 for the par value of the shares, paid-in capital was increased by $11,298, and accrued wages was reduced by the fair value of the stock of $11,340.

From January 31 – February 7, 2011, the Company issued to a vendor 89,355 shares of common stock as final payment towards an outstanding accounts payable, with the fair value of the common stock of $29,487, and another vendor accepted 678,861 shares of common stock as full payment towards an outstanding accounts payable, with the fair value of the common stock of $213,163. Common stock was increased in the aggregate of $768 for the par value of the shares, paid-in capital was increased in the aggregate of $241,882, and accounts payable trade was reduced in the aggregate by the fair value of the stock of $242,650.

During January through March 2011, the Company issued to two (2) consultants an aggregate of 65,509 shares of common stock as compensation in lieu of cash for services rendered. The shares were issued under the 2009 Stock Compensation Plan. Common stock was increased by $66 for the par value of the shares and paid-in capital was increased by approximately $19,656.  Stock compensation expense of $19,722 was also recorded.

On January 4, 2011, the Company issued to consultant 175,000 shares of common stock as compensation for services rendered. Common stock was increased by $175 for the par value of the shares, paid-in capital was increased by $66,325, and stock compensation expense of $66,500 was recorded.

Other Common Stock Warrants Issued or Forfeited

The Company has issued warrants as compensation to its bridge note holders, placement agents and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.  The table below shows by category, the warrants issued and outstanding at March 31, 2011.

Common Stock Purchase Warrants	Number of Warrants Outstanding and Exercisable	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Note and debenture holders	142,652	December 2003	$ 0.75	June 2011
	53,334	April 2004	0.75	June 2011
	600,000	August 2006	1.60	August 2011
	1,312,056	November 2006	0.25	November 2011
	1,362,057	April 2007	0.25	April 2012
	243,666	April 2007	1.60	April 2011
	10,000	December 2007	0.70	December 2012
	18,293	February 2009	0.41	February 2014
	1,140,555	June 2009	0.25	November 2011
	1,140,554	June 2009	0.25	April 2012
	150,000	January 2010	0.25	January 2015
	78,750	September 2010	0.25	September 2015
	6,251,917

Private placement investors	8,000	May 2007	0.75	June 2011
	864,798	July 2007	1.17	July 2012
	312,500	August 2007	0.80	December 2011
	937,500	August 2007	1.75	August 2012
	1,500,000	February 2008	0.70	February 2013
	214,285	March 2008	0.75	March 2013
	2,142,850	April 2008	0.70	April 2013
	2,682,553	Sept to Dec 2008	0.41	Sept to Dec 2013
	4,358,981	Jan to April 2009	0.41	Jan to April 2014
	1,050,000	June to July 2009	0.25	June to July 2014
	3,631,973	August 2009	0.25	July to Dec 2013
	214,285	September 2009	0.41	December 2012
	2,499,007	Oct to Dec 2009	0.25	Oct to Dec 2014
	3,299,568	March to June 2010	0.25	March to June 2015

	3,881,907	July to Sept 2010	0.25	July to September 2015
	5,301,345	Oct to Dec 2010	0.25	Oct to December 2015
	400,000	Nov to Dec 2010	0.50	Nov to December 2013
	800,000	February 2011	0.25	February 2014
	600,000	February 2011	0.25	February 2016
	34,699,552

Placement agents	311,760	November 2006	0.25	November 2011
	311,760	April 2007	0.25	April 2012
	47,564	July 2007	1.17	July 2012
	198,154	June 2009	0.25	November 2011
	198,154	June 2009	0.25	April 2012
	272,827	June 2009	0.45	June 2014
	108,000	July 2009	0.25	July 2014
	205,000	December 2009	0.28	December 2014
	72,000	February 2011	0.25	February 2016
	1,725,219

Consultants	60,000	February 2008	0.54	February 2013
	200,000	December 2009	0.25	December 2014
	63,000	June to August 2009	0.25	June to August 2014
	14,000	August 2010	0.25	August 2015
	14,000	September 2010	0.28	September 2015
	128,000	December 2010	0.50	December 2013
	479,000

Total Warrants Issued/Outstanding	43,155,688

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

On April 19, 2011, the Company completed the processing and analysis of 985 tuberculosis sputum cases (slides) using the fully automated Signature Mapping TBDx™ for the South African National Laboratory Services (“NHLS”) clinical trial, and submitted our performance results to the London School of Medicine for tabulation, analysis, and reporting against the performance of culture and two human readers.

On April 20, 2011, the Company issued to a consultant an aggregate of 123,139 shares of common stock as compensation in lieu of cash for services rendered. The shares were issued under the 2009 Stock Compensation Plan. Common stock was increased by $123 for the par value of the shares and paid-in capital was increased by approximately $20,667.  Stock compensation expense of $20,790 was also recorded.

On April 25, 2011, an employee exercised 105,882 stock options that resulted in the issuance of 105,882 shares of common stock for cash proceeds to the Company of $31,765. Common stock was increased by $106 for the par value of the shares and paid-in capital increased by $31,659.

(7)

Fair Value Measurement

The Company determines the fair value of its derivatives that are classified as liabilities, on a recurring basis using significant unobservable inputs.  The fair value measurement of these liabilities is consistent with ASC 820, "Fair Value Measurements"  ASC 820 did not have an impact on the consolidated financial position or results of operations; however, the required disclosure for the year ended March 31, 2011 is as follows:

Liabilities Measured at Fair Value	Convertible Notes and Debentures, Net of Discount (1)	Embedded Conversion Feature of Debentures (2)	Total

Beginning balance as of December 31, 2010	$ 1,688,205	$ 2,228,431	$ 3,916,636
Revaluation (gain) loss of event of default provision	-	(1,012,923)	(1,012,923)
Ending balance as of March 31, 2011	$ 1,688,205	$ 1,215,508	$ 2,903,713

Total (gain) loss from revaluation of derivatives and event of default waived by holders included in earnings for the period and reported as an adjustment to interest

	$ -	$ (1,012,923)	$ (1,012,923)

(1) The balance as of March 31, 2011represents the outstanding convertible debentures issued November 8, 2006 and April 12, 2007.

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

Our independent registered public accounting firm’s report on the consolidated financial statements included herein for the years ended December 31, 2010 contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

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

As of the date of this report, we were granted by the United States Patent & Trademark Office (“USPTO”) five patents related to our underlying 3i technology.  We also have 11 pending patents applications (U.S. and foreign) and one U.S. provisional patent application further covering the implementation of our core 3i technology.   We cannot provide assurance that any or all of the remaining patent applications will issue to patents or that they will not be challenged, or that rights granted to us would actually provide us with an advantage over our competitors. Prior art searches have been conducted and, based on the results of these searches; we believe that we do not infringe any third party patents identified in the searches.

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

Our outstanding Series A 10% Senior Convertible Debentures originally became due on November 7, 2008. On October 15, 2010, the Company entered into an agreement with the two remaining Series A Debenture holders to amend and effect a restructuring of the debentures. Under the agreement, the Company and two debenture holders agreed: (i) to an extension of the maturity date of the debentures to June 30, 2011, (ii) that the $1,688,205 of outstanding principal amount of will not bear interest through the new maturity date, (iii) that, in exchange for the amounts of accrued but unpaid regular interest of approximately $638,163, and waived all additional interest and late fees, liquidated damages and certain other amounts due under the debentures (“Interest and Default Amounts”) the Company issued an aggregate of 2,552,653 shares of common stock, (iv) that all claims with regard to the payment of the Interest and Default Amounts and all prior events of default under the Debentures and breaches of any covenant, agreement, term or condition (“Defaults”) in the debenture transaction documents would be waived and the Company was released from any claims with respect to the Additional Interest and Late Fees of approximately $773,314, and Default Amounts of approximately $2,541,739, and prior Defaults Events, (v) to terminate the registration rights agreements between the Company and each debenture holder, and (vi) that the Company may force a conversion of the debentures under certain conditions. There were no such conversions of our debentures during the three months ended March 31, 2011. The Company and the debenture holders also agreed to certain other amendments to the debentures and transaction documents covering the issuance of the debentures.

Please refer to and carefully consider the factors described in Part I, Item 1A - Risk Factors of our Form 10-K for the year ended December 31, 2010, and Part II, Item 1A – Risk Factors of this Report.

We offer two principal “intelligent imaging informatics” (“3i™”) products.  They are as follows:

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

A major joint initiative between the Department of Homeland Security (DHS) and the National Electrical Manufacturers Association (NEMA) is expected to open a path to both increase the interoperability of security equipment as well as provide a mechanism to use third party threat detection software as part of the screening solution.  This enabling initiative is the Digital Imaging and Communications in Security (DICOS) standard, similar to the Digital Imaging and Communications in Medicine (DICOM) standard.  With a defined standard for the output of each screening device, complimentary automated threat detection software can be appended to any x-ray equipment.  Applied Visual Sciences, Inc co-chaired one of the three NEMA working groups drafting the DICOS standard, and the DICOS standard was published in October 2010.

As highlighted below in the NEMA article, “DICOS - Homeland Security Spending Keeps on Growing” - Published by HYPE, expenditures for security solutions are increasing.  Management believes Applied Visual Sciences, Inc. is well positioned to be a third party solution provider leveraging the standard output of all future security equipment procured by the US Government.  “Global homeland security spending has received a major boost in light of recent international terrorist events, as countries look at new ways to thwart terrorists and secure borders. Spending in the industry is expected to triple to $178 billion by 2015.  Security-related spending will include more sophisticated information technology and the protection of other vulnerable terrorist targets.  With the initial focus on airport security, NEMA has stepped up its outreach to DHS and TSA. Currently developing DICOS, the new NEMA standard will capture scans of checked baggage so that scans can be read by threat detection software. The new standard will facilitate interoperability of security-imaging equipment. With DHS/TSA expected to purchase new equipment for over 400 U.S. airports, NEMA members have joined with DHS to develop the standard.  With Phase 1 of DICOS expected to be completed this year, NEMA has begun looking at other modalities. The security industry is looking at border, rail, seaport, industrial and nuclear plant security.”

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

Recent Developments - Signature Mapping™

In March 2011, the Company developed an entry-level automated tuberculosis visualization product for the Indian market.  The product, Signature Mapping TBDx™ Visualization (“TBDxV™”) has a 200-slide capacity auto-loader that delivers individual slides to a microscope and collects 100 fields of view from each Ziehl-Neelsen stained tuberculosis sputum slide. Fields of view will be presented to the microscopist on a workstation monitor thereby alleviating the tedious, boring, and error prone diagnosis using a microscope. TBDxV™ will provide the microscopist with enhanced visualization capabilities to improve overall detection capabilities.

On March 15, 2011, the United States Patent & Trademark Office (“USPTO”) issued to the Company a fifth patent, Patent No. US 7,907,762, titled “Method of Creating a Divergence Transform for Identifying a Feature of Interest in Hyperspectral Data,” which is related to our underlying “intelligent imaging informatics” (3i™) technology for our healthcare product.

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

Principal Offices

The Company entered into a lease on April 13, 2010 for approximately 3,269 square feet of office space, for a monthly lease payment of $5,585, and expires on April 30, 2011.  Although the lease did not contain a renewal option, the landlord has agreed to an extension of the lease for an additional six months at the same monthly lease payment of $5,585.  Therefore, the extension expires on October 31, 2011 and does not contain a renewal option. The Company’s principal offices are located at 250 Exchange Place, Suite H, Herndon, Virginia 20170. Our telephone number at such address is (703) 464-5495.

Results of Operations

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

The following analysis reflects the condensed consolidated results of operations of the Company and its subsidiaries.

Net Revenues.  There were no revenues for the three month period ended March 31, 2011, compared to $13,665 for the comparable period in 2010, or a decrease of $13,665 (100.0%). The Company did not receive funding from the various outstanding research and development proposals, or other revenue activities.  Revenue during the first three months of 2010 was from a funded research and consulting services contract with the National Electrical Manufacturers Association (“NEMA”), which is a funded project by the Department of Homeland Security (DHS) for the establishment of the Digital Imaging and Communications in Security (DICOS).

Cost of Sales.  There was no cost of sales for the three months ended March 31, 2011, compared to $13,777 during the same period in 2010, or a decrease of 13,777 (100.0%).  Cost of sales for the three months ended March 31, 2010 was 101.8% of net revenue for the period, and represents labor and related costs for the funded research and development services.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended March 31, 2011, decreased $559,953 (39.3%) to $864,993 for 2011, as compared to $1,424,946 for the same period in 2010. The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the three-month period ended March 31.

	Three Months Ended March 31
	2011	2010	$ Change	% Change

Payroll and related costs	$ 349,987	$ 535,906	$ (185,919)	(34.7)
Professional fees	131,306	117,238	14,068	12.0
Research and development costs	34,151	65,431	(31,280)	(47.8)
Insurance costs	23,318	22,030	1,288	5.8
Rent - building and equipment	18,052	76,007	(57,955)	(76.2)
Travel and related	8,816	4,535	4,281	94.4
Miscellaneous expenses	15,591	19,849	(4,258)	(21.5)
Depreciation and amortization	24,151	28,135	(3,984)	(14.2)
Stock-based compensation	259,621	555,815	(296,194)	(53.3)
Total	$ 864,993	$ 1,424,946	$ (559,953)	(39.3)

Payroll and related costs, which includes salaries, commissions, taxes and benefits, decreased $185,919 (34.7%), due to five employees being on temporary leave of absence, although they continue to support the Company on a part-time basis as needed.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees increased for the three months ended March 31, 2011 versus the same period last year by $14,068 (12.0%) due to: (i) an increase in legal fees of $19,039 for review of the securities purchase agreement executed on February 23, 2011, and additional compliance reporting, (ii) increase in general consultants and investor relations services of $1,360, (iii) a decrease in accounting services by $8,000, and (iv) a net increase of $1,669 for various miscellaneous services and fees.

Research and development (“R&D”) costs decreased for the three months ended March 31, 2011, compared to the same period last year by $31,280 (47.8%), due to: (i) no activities during the period for our PinPoint™ product, or a reduction of $1,977 (100.0%), (ii) reduced R&D activities for Signature Mapping TBDx™ project of $29,303 (46.2%) since the focus for TBDx™ during the period was one of refinement than development.  Costs for the three months ended March 31, 2010 were previously $95,534, and was reduced by $30,103 for reclassification of stock-based compensation to consultants, in order to conform to the 2011 classification.  The reclassification had no impact on the net loss for 2010.

.

Insurance costs in the three months ended March 31, 2011, were $23,318 compared to $22,030 for the same period in 2010, an increase of $1,288 (5.8%).

Rent decreased by $57,955 (76.2%) to $18,052 in the three months ended March 31, 2011, as compared to $76,007 for the same period in 2010, due to the Company relocating its office, effective May 1, 2010, to a smaller facility of approximately 3,269 square feet of space, whereas our previous office lease was for approximately 15,253 square feet. The fixed monthly rent of $5,585 reduced monthly operating costs by approximately $22,648.

Travel and entertainment expense for the three months ended March 31, 2011 of $8,816 compared to the same period for 2010 of $4,535, or an increase of $4,281 (94.4%). During the first quarter of 2011, the Company increased its travel costs associated with our Signature Mapping TBDx™ activities in South Africa.

Miscellaneous expense decreased by $4,258 (21.5%) to $15,591 for the three months ended March 31, 2011, as compared to $19,849 for the same period in 2010. The decrease for the three month period is related to: (i) a reduction of $3,007 for telephone usage as a result of a renegotiated contract with our service provider, ii) reduced penalties and late fees of $3,496, (iii) an increase of $2,245 in various miscellaneous expenses.

Depreciation and amortization expense in selling, general, and administrative for the three months ended March 31, 2011, of $24,151 compared to the same period for 2010 of $28,135, or a decrease of $3,984 (14.2%).  The decrease in depreciation expense is due to acquired assets that became fully depreciated during the 2010.

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee members of our Board of Directors, and consultants in lieu of cash compensation. During the three months ended March 31, 2011, the Company recognized an expense associated with employee stock-based and director’s compensation of $129,969, and $129,652 of consulting expense.  During the same period of 2010, the Company recognized stock-based compensation expense for employees and directors of $438,335 and consultants of $117,480 (includes $30,103 that was previously expensed to research and development costs as mentioned above, in order to conform to the 2011 classification). The decrease in stock-based compensation for employees and non-employee directors of $308,366 (70.3%) is due: (i) the issuance of stock awards in January 2010 in the amount of $266,250 under the 2009 Stock Compensation Plan for employees as compensation for not receiving salaries on a regular basis during the period of June 2008 through December 2009, and their continued or continuing forbearance of wages, and (ii) no issuance of incentive stock options to employees in 2010, whereas stock options were issued to employees during prior years. The increase in stock-based compensation expense for consultants of $12,172 reflects the continued use of stock-based compensation versus cash compensation for consultants.

Employee stock option expense in 2011 and 2010 represents the amortization of the Black-Scholes fair value as outlined above in accordance with ASC 718-10. ASC 718-10 requires the recognition of all share-based payments to employees or to non-employee directors, as compensation for service on the Board of Directors, as compensation expense in the consolidated financial statements. The amount of compensation is measured based on the estimated fair values of such stock-based payments on their grant dates, and is amortized over the estimated service period to vesting.  Consulting expense for stock-based payments to consultants is based on the fair value of the stock-based compensation at inception and amortized over the estimated service period but, in accordance with ASC 505-50, is remeasured on each reporting date until the performance commitment is complete.

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income. Other income for the three months ended March 31, 2011 was $1,012,923 compared to $575,265 for the same period last year, for a net increase of $437,658 (76.1%).

There was no interest income from interest bearing accounts for the three months ended March 31, 2011 or for the same period in 2010, due to low average daily cash balances in interest bearing accounts during the periods.

For the three months ended March 31, 2011, the Company had other non-operating income of $1,012,923, compared to $575,265 for the same period in 2010, or an increase in other non-operating income of $437,658 (76.1%).  The components of the first quarter of 2011 and the variances to the same period in 2010 include: (i) income of $1,012,923 from the revaluation of beneficial conversion feature of the outstanding debentures, compared to income in 2010 of $278,113, or an increase in income of $734,810 (264.2%), (ii) no interest expense for 2011as a result of the October 15, 2010 Amendment Agreement, whereby the $1,688,205 of outstanding principal amount of will not bear interest from July 1, 2010 through their maturity on June 30, 2011, or a decreased from the same period in 2010 of $137,782 (100.0%), (iii) no expense in 2011 for the fair value of warrants as inducement of short-term note, or a decrease of $16,500 (100.0%), (iv)  no income from the revaluation of the default provision for the outstanding debentures, or a decrease in income of $209,834 (100.0%), and (v) no gain on settlement of debt for the beneficial conversion feature of debentures since there were no conversion during 2011, compared to income for the same period last year of $241,600 (100.0%). Non-cash non-operating income included above for the three months ended March 31, 2011 and 2010 were $1,012,923 and $713,047, respectively.

Net Income (Loss) and Net Income (Loss) per Common Share.  Net income for the three months ended March 31, 2011 was $147,930, compared to a net loss for the same period in 2010 of $849,793, for an increase in net income of $997,723 (117.4%). Net income (loss) for the Company per common share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of shares outstanding. Net income (loss) per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from contingently issuable shares (i.e. common stock purchase warrants and stock options issued and outstanding).

Reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three Months Ended
	March 31
	2011	2010
Numerator:
Net income (loss)	$ 147,930	$ (849,793)

Denominator:
Weighted average common shares outstanding - Basic	83,578,915	62,292,373
Weighted average common shares outstanding - Diluted	137,765,021	105,724,234

Net income (loss) per common share:
Basic	$ -	$ (0.01)
Diluted	-	(0.01)

 LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Three Months Ended March 31
Category	2011	2010

Net cash provided (used) in operating activities	$ (224,540)	$ (209,892)
Net cash provided (used) in investing activities	(4,870)	(635)
Net cash provided by financing activities	312,300	244,538
Effect of exchange rates on cash and cash equivalents	-	(139)

Net increase (decrease) in cash	$ 82,890	$ 33,872

Net Cash Used in Operations

Net cash used in operating activities for the three months ended March 31, 2011, was $224,540, compared with net cash used in operating activities of $209,892 during the same period for 2010, or an increase in the use of cash for operating activities of $14,648 (7.0%). The increase in the use of cash is due to: (i) lower operating costs of $397,669 (40.9%), including but not limited to a decrease in revenue of $13,665 (100.0%), a decrease in cost of sales of $13,777 (100.0%), decreases in selling, general and administrative costs (other than depreciation and amortization, and stock based compensation) of $259,775 (30.9%), and a decrease in net non-operating income and expense (other than noncash items) of $137,782 (100.0%); and (ii) offset by a net decrease in components of operating assets and liabilities of $412,317 (54.1%).

Net Cash Used in Investing Activities

Net cash used in investing activities of $4,870 was for the net purchase of equipment and costs for patent applications for the three months ended March 31, 2011. This compares with net cash used for the same activities of $635 for same period for 2010, or an increase of $4,235, or 666.9%. The net increase is comprised of higher equipment costs for the TBDx™ project of $4,870, and a decreased in patent costs of $635 (100.0%). The Company anticipates it will continue to incur equipment costs during the current fiscal year ending December 31, 2011, as we design add-on features that extend our current products into other areas, and ongoing patent costs related to further protection of our PinPoint™ and Signature Mapping™ products.

Net Cash Provided by Financing Activities

Net proceeds from financing activities were $312,300 for the three months ended March 31, 2011, compared with $244,538 for the same period in 2010, or an increase of $67,772 (54.1%). Of the 2011 net proceeds from financing activities, $333,000 (106.6%) was from the issuance of a new equity financing, and a reduction of cash provided by financing activities of $20,700 (6.6%) for the reduction of short-term note payable from an executive of the Company. The increase in the net cash provided by financing activities is due to (i), an increase of $115,600 (53.2%) from the issuance of new equity financings, (ii) a reduction of $27,138 (100.0%) from short-term convertible notes and (iii) an increase in use of funds of $20,700 to reduce short-term note payable from an executive of the Company. Management is seeking, and expects to continue to seek to raise additional capital through equity or debt financings or bank borrowings, including through one or more equity or debt financings or bank borrowings to fund its operations, repay or repurchase its debentures, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

Cash and Cash Equivalents

Our cash and cash equivalents increased during the three months ended March 31, 2011 by $82,890, compared to an increase in cash and cash equivalents during the same period in 2010 of $33,872.  As outlined above, the increase in cash and cash equivalents for the current period was the result of; (i) cash used in operating activities of $224,540, (ii) cash used for the purchase of equipment costs of $4,870, and (iii) an increase in cash by $312,300 from financing activities. The net change in cash and cash equivalents for the three months ending March 31, 2011, as compared to the same period in 2010, was $49,018 (144.7%), and is the result of (i) an increase in cash used in operating activities of $14,648 (7.0%), (ii) an increase from the net purchase of equipment and patent costs of $4,235 (666.9%), (iii) a decrease of 139 (100.0%) from the negative effect of currency exchange rates, and (iv) offset by an increase in of $67,762 (27.7%) from financing activities.

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

	(Unaudited)
Category	March 31, 2011	December 31, 2010

Cash and cash equivalents	$ 87,764	$ 4,874

Current assets	176,886	93,682
Current liabilities	9,861,401	10,822,318
Working capital (deficit)	$ (9,684,515)	$ (10,728,636)

At March 31, 2011, we had a working capital deficit of $9,684,515, compared with a working capital deficit at December 31, 2010 of $10,728,636, or a decrease in working capital deficit of $1,044,121 (9.7%). As of March 31, 2011, the Company had cash and cash equivalents of $87,764, as compared to $4,874 on December 31, 2010. For 2011, overall current assets increased $83,204 (88.8%), including (i) an increase in cash and cash equivalents of $82,890, and (ii) an increase in prepaid expenses of $314 (1.6%). Current liabilities decreased $960,917 (8.9%), with specific decreases in liabilities of $1,317,913, including: i) $20,700 in note payable, related party, ii) $41,640 for conversion of accrued wages, iii) $242,650 for conversion of accounts payable for stock, iv) $1,012,923 for the reduction of derivative liabilities due to the revaluation of the beneficial conversion feature of the outstanding debentures, vii) and specific increases in current liabilities of $356,996, including: (i) $73,449 in other trade payables, ii) $283,547 for the continued accrual of unpaid wages and related expenses for all employees.

In view of the above matters, realization of certain of the assets in the accompanying balance sheets is dependent upon our continued operation, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of its future operations.

Other Liabilities

2006 and 2007 Series A Debentures and Series D Common Stock Purchase Warrants

Under a securities purchase agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock. The Company issued an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants at a first closing held on November 8, 2006 and, due to the price reset conversion feature embedded in the notes and the warrants, the transaction was recognized as a liability under generally accepted accounting principles. We also issued an aggregate of 623,520 common stock purchase warrants to the placement agent in such financing which were upon terms substantially similar to the Series D Warrants. Due to milestone-related adjustments, the initial exercise price of $1.15634 may be reset and the maximum number of shares to be issued under the debentures was indeterminable as of December 31, 2007. The Company issued an additional $2,575,000 in principal amount of the Series A Debentures at a second closing held on April 12, 2007, following the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants. The Company allocated proceeds from the second closing to the embedded conversion features of the Series A Debentures and Series D Warrants that were recognizable as a liability under generally accepted accounting principles. One-half of the Series D Warrants became exercisable on November 8, 2006 (2,226,854 warrants), and the remaining one-half became exercisable on April 12, 2007 (2,226,855 warrants). The Series D Warrants and the placement agent’s warrants issued as compensation in the offering to Midtown Partners & Co., LLC, may be exercised via a cashless exercise if certain conditions are met. The Company considered ASC 815-40 (formerly EITF 00-19, relating to the provisions for Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock), and concluded that there were insufficient shares to share settle the contracts. The Series D Warrants that became exercisable at the first closing will expire on November 8, 2011, and those related to the second closing will expire in April 12, 2012. On April 1, 2007, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants issued as compensation to Midtown Partners & Co., LLC, were reset to a price $0.7453 per share, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008. As a result of a June 2009 financing in which the Company issued shares of common stock and warrants, the conversion price of our debentures and the exercise price of the Series D Warrants was adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the Series D Warrants (including the warrants the Company issued to the placement agent in the financing) were increased by an aggregate of 2,281,109 Series D warrants. Our outstanding Series A 10% Convertible Debentures originally became due on November 7, 2008.  As of March 31, 2011, an aggregate of $3,461,795 in principal amount of the Series A Debentures have been converted into 8,730,037 shares of common stock, an aggregate of $663,043 in interest amount have been converted into 2,675,576 shares of common stock, and an aggregate of 1,779,596 Series D Warrants have been exercised resulting in the issuance of 1,284,964 shares of common stock. Accordingly, as of March 31, 2011, an aggregate of $1,688,205 of principal amount of the debentures remain unconverted, and 4,995,222 Series D Warrants remain unexercised. Proceeds of the two offerings were used for the purpose of hiring new personnel, research and development, registration expenses, for general working capital purposes, and repaying $200,000 in loans made to us by Mr. Michael W. Trudnak, our Chairman and CEO.

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

Our outstanding Series A 10% Senior Convertible Debentures originally became due on November 7, 2008. On October 15, 2010, the Company entered into an agreement with the two remaining Series A Debenture holders to amend and effect a restructuring of the debentures. Under the agreement, the Company and two debenture holders agreed: (i) to an extension of the maturity date of the debentures to June 30, 2011, (ii) that the $1,688,205 of outstanding principal amount of will not bear interest from July 1, 2010 through the new maturity date, (iii) that, in exchange for the amounts of accrued but unpaid regular interest of approximately $638,163, and waived all additional interest and late fees, liquidated damages and certain other amounts due under the debentures (“Interest and Default Amounts”) the Company issued an aggregate of 2,552,653 shares of common stock, (iv) that all claims with regard to the payment of the Interest and Default Amounts and all prior events of default under the Debentures and breaches of any covenant, agreement, term or condition (“Defaults”) in the debenture transaction documents would be waived and the Company was released from any claims with respect to the Additional Interest and Late Fees of approximately $773,314, and Default Amounts of approximately $2,541,739, and prior Defaults Events, (v) to terminate the registration rights agreements between the Company and each debenture holder, and (vi) that the Company may force a conversion of the debentures under certain conditions. The Company and the debenture holders also agreed to certain other amendments to the debentures and transaction documents covering the issuance of the debentures. The Company has and may in the future seek to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although the Company has not reached any agreement with our debenture holders with regard to any such repayment, repurchase or extension.  The Company’s ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.

Also under the Debenture amendment agreement, the Debenture holders agreed, commencing March 3, 2011, that the Company may force a conversion of the Debentures.  Although, there were no such conversions of our debentures during the three months ended March 31, 2011.  Such a forced conversion may only be effected once every 90 days and the ability of the Company to force any such conversion is subject to certain equity conditions, which conditions were amended under the terms of the Debenture Amendment Agreement in accordance with the following:

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

We are not required to make an adjustment to the conversion or exercise price or the number of shares to be issued upon conversion or exercise of the Debentures and Series D Warrants under the anti-dilution provisions related to an “exempt issuance,” which is defined as: (A) any stock or options that are issued under our stock option plans or are approved by a majority of non-

employee directors and issued (i) to employees, officers or directors or (ii) to consultants, but only if the amount issued to consultants does not exceed 400,000 shares in a 12 month period, (B) securities issued under the Debentures or Series D Warrants, (C) shares of common stock issued upon conversion or exercise of, or in exchange for, securities outstanding on the date we entered into the securities purchase agreement, (D) the issuance of the Midtown placement agent’s warrants or the shares underlying the placement agent’s warrants, or (E) the issuance of securities in an acquisition or strategic transaction approved by our disinterested directors.   Under the Debenture Amendment Agreement, commencing October 15, 2010, Debenture holders agreed that an “exempt issuance” shall also include the issuance of stock or common stock equivalents authorized and approved in advance by the Company’s disinterested directors at a price per share or at a conversion or exercise price per share equal to or greater than $0.25.

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

2006 through 2010 Short-Term Promissory Notes, Related Party

On April 21, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, our Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned the Company $200,000. The Company issued a non-negotiable promissory note, dated effective April 21, 2006, to Mr. Trudnak in the principal amount of $200,000. The note is unsecured, non-negotiable and non-interest bearing. The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default. The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum. The note is not assignable by Mr. Trudnak without our prior consent. The Company may prepay the note in whole or in part upon ten days notice. On October 21, 2006, Mr. Trudnak extended the due date of the loan to December 31, 2006. Subsequently, on October 3 and October 18, 2006, Mr. Trudnak loaned the Company $102,000 and $100,000, respectively, on substantially the same terms as the April 21, 2006 loan, except that each loan is due six months after the date thereof. Accordingly, following such additional loans, the Company owed an aggregate of approximately $402,000 to Mr. Trudnak. On November 10, 2006, Mr. Trudnak extended the due dates of such loans to May 31, 2007, except that $100,000 of the April 21, 2006, loan becomes due upon the Company raising $2,500,000 in financing after November 6, 2006, and the remaining amount of $202,000 of such loans become due upon the Company raising an aggregate of $5,000,000 in financing after November 6, 2006, and prior to May 31, 2007. Following the first closing of our Debenture and Series D Warrant financing on November 8, 2006, the Company repaid $100,000 on November 20, 2006, in principal amount of the April 1, 2006 loan, and paid an additional $100,000 to Mr. Trudnak on April 17, 2007 upon the second closing of our Debenture and Series D Warrant financing. On May 31, 2007, Mr. Trudnak extended the due dates of the remaining loans to May 31, 2008. Although, the anticipated payment of $202,000 had not been made, and Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008, for total outstanding notes of $226,000.  Subsequently, the maturity date of the outstanding loans was extended to May 31, 2009, and subsequently to May 31, 2010.  On June 1, 2010, the outstanding loans were extended to June 30, 2011.  The Company repaid an aggregate of $108,900 of the notes during 2010, and repaid an aggregate $20,700 during the three months ended March 31, 2011, resulting in an outstanding balance at March 31, 2011 of $96,400. The terms of the above transaction were reviewed and approved by the Company’s audit committee and by our Board of Directors.

Financing Arrangements

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

In addition, under the SPA, the investor has agreed to provide additional financing to us by purchasing shares of our common stock at seven subsequent closings and in the following amounts; i) at a second closing to be held one month following the first closing, an amount of shares equal to forty percent (40%) of the total number of shares traded during normal hours during the twenty (20) trading days immediately preceding such closing, ii) at a third closing to be held one month following the second closing, an amount of shares equal to thirty percent (30%) of the total number of shares traded during normal hours during the twenty (20) trading days immediately preceding such closing, ii) at a fourth closing to be held one month following the third closing, an amount of shares equal to twenty percent (20%) of the total number of shares traded during normal hours during the twenty (20) trading days immediately preceding such closing, and iv) at each of four additional subsequent closings to be held one month following the immediately preceding closing, an amount of shares equal to ten percent (10%) of the total number of shares traded during normal hours during the twenty (20) trading days immediately preceding the subsequent closing. The investor agreed to purchase our shares at each subsequent closing for a price per share equal to the lower of an amount equal to: (a) 60% of the volume weighted average of actual trading prices of the shares for the ten (10) consecutive trading days immediately prior to a date of the applicable closing and (b) 64% of the volume weighted average of actual trading prices of the shares for the trading day immediately prior to the applicable closing date.  If, under this calculation, the price of a share at a subsequent closing does not exceed a floor price of $0.25, the investor will not be obligated to purchase our shares at that closing.  The failure to hold a closing will not impact the holding of the subsequent closings. Also, the investor will not be obligated to purchase shares at a closing if such purchase would cause them to beneficially own in excess of 9.99% of our shares. The stock price and volume conditions for the second and third closings were not met, and there can be no assurance our shares will satisfy such conditions in connection with any subsequent closing.

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

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current of future effect upon our financial condition or results of operations as of March 31, 2011 and December 31, 2010.

Financial Condition, Going Concern Uncertainties and Events of Default

During the three-months ended March 31, 2011, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Our independent registered public accounting firm’s report on the consolidated financial statements included herein, and in our annual report on Form 10-K for the year ended December 31, 2010, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

Our outstanding Series A 10% Senior Convertible Debentures originally became due on November 7, 2008. On October 15, 2010, we entered into an agreement with our two remaining Series A Debenture holders to amend and effect a restructuring of the debentures. Under the amendment agreement, the Company and two debenture holders agreed: (i) to an extension of the maturity date of the debentures to June 30, 2011, (ii) that the $1,688,205 of outstanding principal amount of will not bear interest through the new maturity date, (iii) that, in lieu of and in exchange for the payment in cash of amounts of accrued but unpaid regular interest, additional interest and late fees, liquidated damages and certain other amounts due under the debentures (“Interest and Default Amounts”), the Company issued an aggregate of 2,552,653 shares of common stock, (iv) that all claims with regard to the payment of the Interest and Default Amounts and all prior events of default under the Debentures and breaches of any covenant, agreement, term or condition (“Defaults”) under the debentures and debenture transaction documents would be waived and the Company was released from any claims with respect thereto, (v) to terminate the registration rights agreements between the Company and each debenture holder, and (vi) that the Company may force a conversion of the debentures if our common stock equals or exceeds certain price and volume conditions. There were no such conversions of our debentures during the three months ended March 31, 2011.

As of March 31, 2011, we have outstanding trade and accrued payables of $1,165,400, other accrued liabilities of $485,063, and accrued salaries due to our employees and management of $5,210,825. Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $96,400.

During February 2010, the Company sold securities for gross proceeds of $200,000 (or $197,000, net of commission and expenses of $3,000) to certain accredited investors at a series of closings, and issued an aggregate of 800,000 shares of common stock, and 800,000 Class Q Warrants. The Class Q Warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire three years after the date of issuance.  Also, on February 23, 2011, the Company executed a Securities Purchase Agreement, (the “SPA”), with an institutional accredited investor for an investment up to $1,000,000. Subsequently on February 24, 2011, the Company sold to the institutional investor at the first closing of the private placement of securities, an aggregate of 600,000 shares of common stock, and 600,000 common stock purchase warrants to purchase an aggregate of 600,000 shares of common stock, for gross proceeds of $150,000 ($136,000 net of certain expenses and sales commissions in the amount of $14,000). The warrants are exercisable at a price of $0.25 per share for a period of five years after the date of issuance; contain piggyback registration rights, a cashless exercise provision, and certain anti-dilution and other customary provisions. Also, we issued to a broker an aggregate of 72,000 placement agent’s warrants as compensation in connection with the offering.  The placement agent’s warrants are under the same terms and conditions as those issued to the institutional investor. The institutional investor has agreed to purchase additional shares if pre-established stock price and volume conditions are met during the eight months following the closing.  The stock price and volume conditions for the second and third closings were not met, and there can be no assurance our shares will satisfy such conditions in connection with any subsequent closing.

As of March 31, 2011, we had a cash balance of $87,764.  Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities. Currently, we are spending or incurring (and accruing) expenses of approximately $325,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees.  Management believes that we will require aggregate of approximately $3,900,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

In view of the our limited revenues to date, the Company has relied and continues to rely substantially upon equity and debt financing to fund its ongoing operations, including the research and development conducted in connection with its products and conversion of accounts payable for stock. The proceeds from our financings are insufficient to fund our operations, pay our trade payables, repay our unconverted debentures, or accrued and unpaid wages to our employees.  Therefore, the debentures holders, our employees, or trade creditors may seek to enforce payment of amounts due to them, and our results of operations and financial condition could be materially and adversely affected and we may be unable to continue our operations.  Also, in the event we are unable to pay our employees, we may suffer employee attrition. There can be no assurances that we will be successful in our efforts to raise any additional financing, any bank borrowing, and research or grant funding. Moreover, in view of the current market price of our stock, we may have limited or no access to the capital markets. Furthermore, under the terms of our agreements with the debenture holders, we are subject to restrictions on our ability to engage in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is based upon the trading price of our securities after initial issuance or otherwise subject to re-set. In view of the foregoing, we may be required to curtail operations significantly, or obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

During Fiscal 2011, our total stockholders’ deficit decreased by $1,123,787 to $9,040,728 and our consolidated net income was $147,930 for the three months ended March 31, 2011, mainly due to the change in the fair value of the derivative liability that increased net income by $1,012,923. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence. Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

Significant Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented.  For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Except as disclosed in Note 2 of our 2010 Form 10-K, there have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the three-month period ended March 31, 2011.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. There were no international revenues in the three-month period ended March 31, 2011. International activities were mostly from our Signature Mapping™ revenue opportunities in South Africa and India. Therefore, we may be exposed to foreign exchange rate fluctuations as the Company continues to pursue the revenue opportunities outside the United States.  As exchange rates vary, results when translated may vary from expectations and adversely impact overall expected profitability. As of March 31, 2011, the Company’s foreign currency exposure is related to accounts payable trade in the amount of $30,371.

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

Although the Certifying Officers have determined that our disclosure controls and procedures were effective, management continues to believe that a refinement to our disclosure controls is an ongoing process. The Audit Committee believes the Company should continue the following activities: (a) additional education and professional development for the Company’s accounting and other staff on new and existing applicable SEC filing requirements, certain applicable SEC disclosure requirements, and the timing of the filing thereof, and (b) reviewing disclosure requirements, including Form 8-K and Regulation S-K disclosure requirements, SEC staff guidance and interpretations related thereof, as well as Accounting Standards Codification (“ASCs”) and updates.

.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the period covered by the Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below (which reflect changes to certain of the risk factors we disclosed in our 2010 Form 10-K) and other information contained in this Report in deciding whether to invest in our common stock, as well as certain  risk factors set forth under Part I, Item 1A of our 2010 Form 10-K.  Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our company.  If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.  In such case, the trading price of our common stock could decline, and you could lose a part of your investment.

Risks Related to Our Company and Our Operations

We have incurred substantial debt which could affect our ability to obtain additional financing and may increase our vulnerability to business downturns. We may be unable to repay our Series A Debentures when they become due.

As of March 31, 2011, the aggregate principal due under our outstanding Series A Debentures was $1,688,205, which matures on June 30, 2011. Also, we have outstanding trade and accrued payables of $1,347,819, other accrued liabilities of $454,648, and accrued salaries due to our employees and management of $4,986,115. Also, we have outstanding trade and accrued payables of $1,165,400, other accrued liabilities of $485,063, accrued salaries due to our employees and management of $5,210,825, and an outstanding noninterest-bearing loan from our Chief Executive Officer of $96,400. We are subject to the risks associated with substantial indebtedness, including that we may be unable to repay our Debentures when they come due; it may be more expensive and difficult to obtain additional financing; we are more vulnerable to economic downturns; and if we default under our indebtedness, we may not have sufficient funds to repay any outstanding principal.

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

During the three months ended March 31, 2011, our total stockholders’ deficit decreased by $1,123,787 to $9,040,728, and our consolidated net income was $147,930 for the period, mainly due to the change in the fair value of the derivative liability that increased net income by $1,012,923. During 2011, our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception. Although we have obtained cash from certain financings, we continue to have outstanding loans from our chief executive officer of approximately $96,400, and accrued and unpaid salaries of our executive officers in the amount of $2,491,225 and to other employees of $2,719,600. In the event we are unable to pay our employees, we may continue to experience employee attrition which could materially adversely affect our business and operations, including our ongoing research and development activities. As of March 31, 2011, we employed 7 full-time employees, and two prior full-time employees that continue to support the Company on a part-time as needed basis, although their return to full-time is uncertain.  We also have 10 employees that are on a temporary leave of absence, and their return is also uncertain.

Dilutive effect of conversion of Series A Senior Convertible Debentures, exercise of Series D Warrants and Midtown placement agent’s warrants, and other warrants.

Under a securities purchase agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock. The Company issued an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants at a first closing held on November 8, 2006 and, due to the price reset conversion feature embedded in the notes and the warrants, the transaction was recognized as a liability under generally accepted accounting principles. We also issued an aggregate of 623,520 common stock purchase warrants to the placement agent in such financing which were upon terms substantially similar to the Series D Warrants. Due to milestone-related adjustments, the initial exercise price of $1.15634 may be reset and the maximum number of shares to be issued under the debentures was indeterminable as of December 31, 2007. The Company issued an additional $2,575,000 in principal amount of the Series A Debentures at a second closing held on April 12, 2007, following the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants. The Company allocated proceeds from the second closing to the embedded conversion features of the Series A Debentures and Series D Warrants that were recognizable as a liability under generally accepted accounting principles. One-half of the Series D Warrants became exercisable on November 8, 2006 (2,226,854 warrants), and the remaining one-half became exercisable on April 12, 2007 (2,226,855 warrants). The Series D Warrants and the placement agent’s warrants issued as compensation in the offering to Midtown Partners & Co., LLC, may be exercised via a cashless exercise if certain conditions are met. The Company considered ASC 815-40 (formerly EITF 00-19, relating to the provisions for Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock), and concluded that there were insufficient shares to share settle the contracts. The Series D Warrants that became exercisable at the first closing will expire on November 8, 2011, and those related to the second closing will expire in April 12, 2012. On April 1, 2007, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants issued as compensation to Midtown Partners & Co., LLC, were reset to a price $0.7453 per share, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008. As a result of a June 2009 financing in which the Company issued shares of common stock and warrants, the conversion price of our debentures and the exercise price of the Series D Warrants was adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the Series D Warrants (including the warrants the Company issued to the placement agent in the financing) were increased by an aggregate of 2,281,109 Series D warrants. Our outstanding Series A 10% Convertible Debentures originally became due on November 7, 2008.  As of March 31, 2011, an aggregate of $3,461,795 in principal amount of the Series A Debentures have been converted into 8,730,037 shares of common stock, an aggregate of $663,043 in interest amount have been converted into 2,675,576 shares of common stock, and an aggregate of 1,779,596 Series D Warrants have been exercised resulting in the issuance of 1,284,964 shares of common stock. Accordingly, as of March 31, 2011, an aggregate of $1,688,205 of principal amount of the debentures remain unconverted, and 4,995,222 Series D Warrants remain unexercised. Proceeds of the two offerings were used for the purpose of hiring new personnel, research and development, registration expenses, for general working capital purposes, and repaying $200,000 in loans made to us by Mr. Michael W. Trudnak, our Chairman and CEO.

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

As of March 30, 2011, our directors and executive officers beneficially owned approximately 23.7% of our shares of common stock.  Accordingly, our directors, executive officers and two most highly compensated employees are entitled to cast an aggregate of 10,871,752 votes on matters submitted to our stockholders for a vote or approximately 12.8% of the total number of votes entitled to be cast at a meeting of our stockholders. These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders. These matters would include the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may discourage or prevent someone from acquiring our business.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Our outstanding Series A 10% Senior Convertible Debentures originally became due on November 7, 2008. On October 15, 2010, the Company entered into an agreement with the two remaining Series A Debenture holders to amend and effect a restructuring of the debentures. Under the agreement, the Company and two debenture holders agreed: (i) to an extension of the maturity date of the debentures to June 30, 2011, (ii) that the $1,688,205 of outstanding principal amount of will not bear interest through the new maturity date, (iii) that, in exchange for the amounts of accrued but unpaid regular interest of approximately $638,163, and waived all additional interest and late fees, liquidated damages and certain other amounts due under the debentures (“Interest and Default Amounts”) the Company issued an aggregate of 2,552,653 shares of common stock, (iv) that all claims with regard to the payment of the Interest and Default Amounts and all prior events of default under the Debentures and breaches of any covenant, agreement, term or condition (“Defaults”) in the debenture transaction documents would be waived and the Company was released from any claims with respect to the Additional Interest and Late Fees of approximately $773,314, and Default Amounts of approximately $2,541,739, and prior Defaults Events, (v) to terminate the registration rights agreements between the Company and each debenture holder, and (vi) that the Company may force a conversion of the debentures under certain conditions. There were no such conversions of our debentures during the three months ended March 31, 2011. The Company and the debenture holders also agreed to certain other amendments to the debentures and transaction documents covering the issuance of the debentures.

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

Date: May 13, 2011