Form 10-Q
period 2011-06-30
Applied Visual Sciences, Inc.
filed 2011-08-18
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

_______________________________

FORM 10-Q

(Mark One)

 X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

At August 17, 2011, 85,517,211 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

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

4

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

5

Condensed Consolidated Statements of Cash Flows

6

Notes to Condensed Consolidated Financial Statements

7

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  23

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

41

ITEM 4.    CONTROLS AND PROCEDURES

42

PART II. OTHER INFORMATION

42

ITEM 1.     LEGAL PROCEEDINGS

42

ITEM 1A.  RISK FACTORS

42

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

44

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

44

ITEM 5.     OTHER INFORMATION

44

ITEM 6.     EXHIBITS

44

SIGNATURES

46

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 15,670	$ 4,874
Accounts receivable	-	69,527
Prepaid expenses	15,871	19,281
Total current assets	31,541	93,682

Equipment, net	255,875	286,772

Other Assets
Other noncurrent assets	11,122	11,122
Intangible assets, net	356,147	365,173
Total assets	$ 654,685	$ 756,749

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 1,689,320	$ 1,766,870
Other accrued liabilities	5,455,932	5,021,712
Note payable and advances, related parties	90,900	117,100
Convertible debentures	1,688,205	1,688,205
Derivative liabilities - embedded conversion feature of debentures	1,012,923	2,228,431
Total current liabilities	9,937,280	10,822,318

Common shares subject to repurchase, stated at estimated redemption value; 282,704 shares outstanding at December 31, 2010
	-	98,946

Stockholders' Equity (Deficit)
Convertible preferred stock, $0.20 par value; authorized 1,000,000 shares
Shares issued and outstanding at June 30, 2011 - none
Shares issued and outstanding at December 31, 2010 - none	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares
Shares issued and outstanding at June 30, 2011 - 85,144,060
Shares issued and outstanding at December 31, 2010 - 82,212,233	85,144	82,212
Additional paid-in capital	81,352,148	80,242,987
Accumulated comprehensive income	63,354	63,354
Deficit accumulated	(90,783,241)	(90,553,068)
Total stockholders' equity (deficit)	(9,282,595)	(10,164,515)
Total liabilities and stockholders' equity (deficit)	$ 654,685	$ 756,749

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Net revenues	$ 6,589	$ 6,608	$ 6,589	$ 20,273

Cost of sales	-	1,008	-	14,785

Gross profit	6,589	5,600	6,589	5,488

Selling, general and administrative expense	587,277	1,091,056	1,452,270	2,516,002

Operating loss	(580,688)	(1,085,456)	(1,445,681)	(2,510,514)

Other income (expense)	202,585	(1,795,768)	1,215,508	(1,220,503)

Net loss	$ (378,103)	$ (2,881,224)	$ (230,173)	$ (3,731,017)

Net loss per common share
Basic and diluted	$ (0.00)	$ (0.04)	$ (0.00)	$ (0.06)

Weighted average common shares outstanding
Basic and diluted	84,986,703	65,186,830	84,286,698	63,747,597

Other comprehensive income
Comprehensive income - beginning of period	$ 63,354	$ 63,671	$ 63,354	$ 62,481
Cumulative translation adjustments	-	(317)	-	873

Comprehensive income - end of period	$ 63,354	$ 63,354	$ 63,354	$ 63,354

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (230,173)	$ (3,731,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,408	63,193
Stock-based compensation expense	346,092	781,848
Fair value of warrants issued - derivative instruments	-	16,500
Revaluation of derivative instrument expense (income)	(1,215,508)	1,193,441
Gain on settlement of debt	-	(265,600)
Other noncash (stock issued in lieu of interest paid)	-	3,892
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	69,527	(35,818)
Decrease (increase) in prepaid expenses	3,410	(28,200)
Increase in accounts payable	165,100	525,172
Increase in accrued expenses	525,625	841,280
Increase in deferred revenue	-	41,305
Net cash flows used in operating activities	(287,519)	(594,004)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(5,970)	(42,773)
Investment in patents	(2,515)	(1,080)
Net cash flows used in investing activities	(8,485)	(43,853)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	333,000	706,780
Proceeds from exercise of stock warrants	-	75,000
Proceeds from short-term convertible notes payable	-	27,138
Reduction of short-term note payable, related party	(26,200)	-
Net cash flows provided by financing activities	306,800	808,918

Effect of exchange rate changes on cash and cash equivalents	-	390

Net increase in cash and cash equivalents	10,796	171,451
Cash and cash equivalents at beginning of the period	4,874	8,707

Cash and cash equivalents at end of the period	$ 15,670	$ 180,158

Supplemental disclosure of cash flow information:
Remeasurement of common stock subject to repurchase	$ -	$ (59,368)
Reclassification of common stock previously subject to repurchase	98,946	2,733
Cashless exercise of common stock purchase warrants	-	16,427
Conversion of short-term convertible notes to common stock	-	50,000
Conversion of convertible debenture to common stock	-	427,500
Conversion of accounts payable and other accrued liabilities to common stock	242,650	-
Conversion of accrued wages to common stock	11,340	-
Conversion of accrued wages for exercise of employee stock options	80,065	-

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

On July 19, 2010 we announced that we had expanded ours organizational structure to better reflect our business operations and to provide an enhanced operational structure to capitalize on domestic and international business and joint product development opportunities.  We changed our name to Applied Visual Sciences, Inc. and our common stock began to be quoted on the OTC Bulletin Board under symbol “APVS.” Applied Visual Sciences, Inc. serves as the holding company and IT development organization for the group.  The Company has achieved certain significant corporate life cycle milestones that necessitated a more diverse corporate structure.  The purpose of the structure is to segregate distinct business operations into separate corporate entities, all under a single umbrella organization. Our two wholly-owned operating subsidiaries are: Guardian Technologies International, Inc. - the homeland security/defense technology entity, and Signature Mapping Medical Sciences, Inc. - the healthcare technology entity.  APVS will maintain ownership of all existing and in-process patents, as well as any future patentable technology developed by its research and development staffs, or developed as a tangential application of its core patented technologies.  Our subsidiaries will be the business operations focused on new product development, marketing, and sales for their respective markets.

By structuring in this manner, as a means to conduct business, we expect to realize the following benefits:

•

Creation of autonomous business units with defined measurable goals and objectives;

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

These unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. Our independent registered public accounting firm’s reports on the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2010, contains an explanatory paragraph wherein it expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

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

The Company operates in North America, Africa, and Asia.  In general, revenues are attributed to the country in which the contract originates. Revenue for the six months ended June 30, 2011, of $6,589 was from the sale of hardware and related, specifically freight, duty and taxes reimbursed by the customer for a shipment of TBDx™.  Revenue for the same period ended June 30, 2010 was $20,273 from research activities of our security product/services.

	Three Months Ended June 30		Six Months Ending June 30
	2011	2010	2011	2010
Net revenues:
The Americas:
Software licenses	$ -	$ -	$ -	$ -
Research funding	-	6,608	-	20,273
Maintenance and support	-	-	-	-
Hardware and related	6,589	-	6,589	-
The Americas	6,589	6,608	6,589	20,273

United Kingdom:
Software licenses	-	-	-	-
Research funding	-	-	-	-
Maintenance and support	-	-	-	-
Hardware and related	-	-	-	-
United Kingdom	-	-	-	-
Total net revenues	$ 6,589	$ 6,608	$ 6,589	$ 20,273

Cost of sales:
The Americas:
Software licenses	$ -	$ -	$ -	$ -

Research funding	-	1,008	-	14,785
Maintenance and support	-	-	-	-
Hardware and related	-	-	-	-
The Americas	-	1,008	-	14,785

United Kingdom:
Software licenses	-	-	-	-
Research funding	-	-	-	-
Maintenance and support	-	-	-	-
Hardware and related	-	-	-	-
United Kingdom	-	-	-	-
Total cost of sales	$ -	$ 1,008	$ -	$ 14,785

Operating (loss):
The Americas:
Software licenses	$ (587,277)	$ (1,090,771)	$ (1,452,270)	$ (2,511,494)
Research funding	-	5,315	-	1,304
Maintenance and support	-	-	-	-
Hardware and related	6,589	-	6,589	-
The Americas	(580,688)	(1,085,456)	(1,445,681)	(2,510,190)

United Kingdom:
Software licenses	-	-	-	-
Research funding	-	-	-	-
Maintenance and support	-	-	-	(324)
Hardware and related	-	-	-	-
United Kingdom	-	-	-	(324)
Total operating (loss)	$ (580,688)	$ (1,085,456)	$ (1,445,681)	$ (2,510,514)

Depreciation and amortization:
The Americas:
Software licenses	$ 24,257	$ 35,058	$ 48,408	$ 62,869
Research funding	-	-	-	-
Maintenance and support	-	-	-	-
Hardware and related	-	-	-	-
The Americas	24,257	35,058	48,408	62,869

United Kingdom:
Software licenses	-	-	-	-
Research funding	-	-	-	-
Maintenance and support	-	-	-	324
Hardware and related	-	-	-	-
United Kingdom	-	-	-	324
Total depreciation and amortization	$ 24,257	$ 35,058	$ 48,408	$ 63,193

Total assets:
The Americas			$ 654,685	$ 962,777
United Kingdom			-	-
Total			$ 654,685	$ 962,777

Long-lived assets, net:
The Americas			$ 612,022	$ 662,764
United Kingdom			-	-
Total			$ 612,022	$ 662,764

Long-lived assets, net: Consists of software, goodwill, patents, property and equipment, and other noncurrent assets.

Stock-Based Compensation

The Company has two active equity compensation plans which include the Amended and Restated 2003 Stock Incentive Plan and the 2009 Stock Compensation Plan (collectively, the “Plans”). A total of 50,000,000 shares have been reserved for issuance under these Plans in the form of stock-based awards to employees, non-employee directors and outside consultants of the Company, of which 27,863,803 shares remain available for issuance thereunder as of June 30, 2011. The grant of awards under the Plans require approval by the Compensation Committee of the Board of Directors of the Company (or the Board of Directors, in the absence of such a committee) (the “Committee”), and the Committee is authorized under the Plans to take all actions that it determines to be necessary or appropriate in connection with the administration of the Plans.

The Company adopted the provisions of ASC 718-10, “Share-Based Payment” to account for its share-based payments. ASC 718-10 requires all share-based payments to employees or to non-employee directors as compensation for service on the Board of Directors to be recognized as compensation expense in the consolidated financial statements based on the estimated fair values of such payments, and the related expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience within separate groups of employees. The fair value of each option granted was estimated on the date of grant using the Black-Scholes Merton option pricing model (Black-Scholes model). In accordance with ASC 718-10, the Company recognized total stock-based compensation expense for employees and non-employee members of the Board of Directors for the six months ended June 30, 2011 of $164,241, and $604,011 for the same period during 2010. All options granted during the six months ended June 30, 2011 were at fair value, and the related compensation expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures.

The Company accounts for stock options granted to non-employees in accordance with ASC 718-10 and ASC 505-50, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services.” ASC 505-50 establishes the measurement principles for transactions in which equity instruments are issued in exchange for the receipt of goods or services. The Company has relied upon the guidance provided under ASC 505-50 to determine the measurement date and the fair value re-measurement principles to be applied, and recognizes as an expense the estimated fair value of such options as calculated using the Black-Scholes model.  The fair value is remeasured during the service period at each balance sheet date, and is amortized over the service period to vesting for each option or the term of the recipient’s contractual arrangement, whichever is shorter. The Company recognizes compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate. Total stock-based compensation expense for consultants during the six months ended June 30, 2011 and 2010 were $181,851 and $87,778, respectively. All options granted during the six months ended June 30, 2011 were at fair value, and the related compensation expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures.

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

The Amended and Restated 2003 Stock Incentive Plan

The Board of Directors adopted the 2003 Stock Incentive Plan on August 29, 2003.  The plan may be modified or terminated at any time, and any such amendment or termination will not affect outstanding options without the consent of the optionee.  The Board of Directors amended and restated the plan on December 2, 2003. The Amended and Restated 2003 Stock Incentive Plan (“2003 Plan”) was approved by the shareholders on February 13, 2004, pursuant to which it grants stock-based compensation in the form of options, which will result in the issuance of up to an aggregate of 30,000,000 shares of the Company’s common stock. The 2003 Stock Incentive Plan terminates on August 29, 2013.  The aggregate number of shares and the number of shares in an award (as well as the option price) may be adjusted if the outstanding shares of the Company are increased, decreased or exchanged through merger or other stock transaction.  The Plan provides for options which qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986, as well as the issuance of Non-Qualified Options, which do not so qualify. Pursuant to the terms of the 2003 Plan, the Company, as determined by the Board of Directors or a committee appointed by the Board, may grant Non-Qualified Stock Options (“NQSOs”) to its executive officers, non-employee directors, or consultants of the Company and its subsidiaries at any time, and from time to time.  The 2003 Plan also provides for Incentive Stock Options (“ISOs”) to be granted to any officer or other employee of the Company or its subsidiaries at any time, and from time to time, as determined by the Compensation Committee.  Such stock options granted allow a grantee to purchase a fixed number of shares of the Company’s common stock at a fixed exercise price not be less than the quoted market price (or 110% thereof for Incentive Stock Options issued to a holder of 10% or greater beneficial ownership) of the shares on the date granted.  The options may vest on a single date or over a period of time, but normally they do not vest unless the grantee is still employed by, or a director of, the Company on the vesting date.  Generally for all employees, the options vest 50% after the first year from the date of grant and the remaining 50% after the second year from the date of grant.  Stock options granted to independent board of directors vest 100% after the service period, which generally is one year from the date of grant.

Factors considered in granting stock options included: (i) the general policy during the past five, and in the foreseeable future, of not increasing base salaries of all employees, (ii) the performance of employees, (iii) the employees’ increasing responsibilities in a dynamic, and shrinking organization, and (iv) the accomplishments achieved by the Company during the prior year.  The 2003 Plan has been the principal method for our employees and executive officers to acquire equity interests in the Company. We believe that the annual aggregate value of these awards should be set near competitive median levels for comparable companies.  We may provide a greater portion of total compensation to our executives and employees through stock options given the general policy of not increasing base salaries in the foreseeable future. Our Compensation Committee administers the 2003 Plan based on the above factors, and the Committee approved the grant of stock options to all current employees, including its named executives, during 2007 through 2009 as an incentive for continued contributions in moving our product development efforts forward.  Stock options were not granted to employees, including its named executives, during 2010 and the first six months of 2011 as the Company did not achieve the desired results during 2009 and 2010. Also, the Compensation Committee, based on management’s recommendation and discussions with the Committee, may grant stock options to new employees.  There were no stock options granted to new employees during the first six months of 2011, since there were no new employees hired during this period.

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

The Compensation Committee did not grant any stock options under the 2003 Plan during the six months ended June 30, 2011. As of June 30, 2011, the Company has reserved under the 2003 Plan, 15,684,649 shares to be issued upon exercise of outstanding options, and 12,255,969 shares were available for future awards.  Compensation expense for stock options granted is recognized over the requisite service period, which is typically the period over which the stock-based compensation awards vest. In anticipation of implementation of SFAS 123R, we accelerated the vesting of the outstanding options in December 2005, prior to adopting SFAS 123R.  We applied the guidance of SAB 107 in conjunction with the adoption of SFAS 123R.  This acceleration was for all employees, including the named executive officers.

On April 24, 2010, the Company’s Compensation Committee approved the repricing of fully vested outstanding incentive and non-qualified stock options to purchase an aggregate of 10,552,921 shares of common stock, $.001 par value per share (“Common Stock”), of the Company previously granted to officers, directors, employees and consultants of the Company (the “Outstanding Options”) pursuant to the Company’s Amended and Restated 2003 Stock Incentive Plan. The Compensation Committee re-priced the Outstanding Options to a price equal to the mean between the closing bid and asked quotations for the Company’s Common Stock on April 26, 2010, as reported on the OTC Bulletin Board, the quotation service for the Company’s shares of Common Stock, namely, $0.30 per share. The Outstanding Options had been issued with exercise prices ranging from $0.43 to $5.27 per share, which prices represented the fair market value of a share of Common Stock on the date of each such grant. The Compensation Committee re-priced the Outstanding Options as compensation for the hardship of each optionee not regularly receiving his or her salary, wages, or other compensation due during the period April 6, 2006, through April 24, 2010, and ongoing, and the continued or continuing non-payment of such amounts by the Company.  The Compensation Committee determined that such action was in the best interest of the Company and its stockholders.

Stock Options Exercised under the 2003 Plan

During 2011, employees exercised an aggregate of 266,882 stock options using outstanding accrued wages that resulted in the aggregate issuance of 266,882 shares of common stock for a reduction in accrued wages of $80,065. Common stock was increased by $267 for the par value of the shares and paid-in capital increased by $79,798.

Summary of stock option activity under the 2003 Plan for the six months ended June 30, 2011 issued to employees, non-employee members of the Board of Directors and consultants is as follows:

The following table summarizes additional information about the 2003 Plan stock options outstanding at June 30, 2011:

Issued and Outstanding				Exercisable
Type of Option and Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Yrs)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Price
Nonqualified Stock Options $0.30 (1) (5)	1,482,000	2.5	$ 0.30	1,482,000	$ 0.30
Nonqualified Stock Options $0.30 (2) (5)	44,000	3.6	0.30	44,000	0.30
Incentive Stock Options $0.15 - $4.05 (3)	802,042	4.1	0.85	802,042	0.85
Incentive Stock Options $0.15 - $0.30 (4) (5)	13,356,607	6.5	0.29	13,356,607	0.29
Total	15,684,649	6.0	$ 0.32	15,684,649	$ 0.32

(1) Initially issued to employees below fair value during the period of May 2003 through February 2004.
(2) Initially issued to directors below fair value during the period of February 2004 through September 2005.
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

  Subject to the provisions of the 2009 Plan, the Compensation Committee has the power to:

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

The following is a summary of the number and type of awards granted to, or exercised or forfeited by, employees, non-employee members of the Board of Directors and consultant pursuant to the Company’s 2009 Stock Compensation Plan for the six months ended June 30, 2011.

	Weighted-Average Grant or Exercise Price Per Share

Fiscal Year and Activity		Number of Shares
Reserved for future issuance as of December 31, 2010		15,929,563

Fiscal 2011 activity:
Common stock awards	$ 0.21	321,729
Restricted stock awards	-	-
Restricted stock rights	-	-
Non-qualified stock options	-	-
Issued during 2011	0.19	321,729

Reserved for future issuance as of June 30, 2011		15,607,834

Stock options or restricted stock rights outstanding		-

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. For financial statement purposes, depreciation is provided on the straight-line method over the estimated useful life of the asset ranging from 3 to 10 years.

	(Unaudited)
Asset (Useful Life)	June 30, 2011	December 31, 2010

Software (3 years)	$ 84,224	$ 84,224
Computer equipment (3 to 5 years)	330,961	324,991
Furniture and fixtures (7 to 10 years)	488,239	488,239
Equipment (7 to 10 years)	79,627	79,627
	983,051	977,081
Less accumulated depreciation	727,176	690,309
Equipment, net	$ 255,875	$ 286,772

Depreciation expense for property and equipment was $36,867 and $52,526 in the six months ended June 30, 2011 and 2010, respectively, and is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Goodwill and Other Intangible Assets

Intangible Assets – Intangible assets consist of acquired software and patents. Under ASC 350, “Goodwill and Other Intangible Assets,” such assets acquired including software technology is considered to have a finite life.  Management has estimated the useful life to be 5 years and amortized such costs on a straight-line basis over this period. In addition, ASC 985-20, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” requires the Company to consider whether or not the software technology is impaired using a net realizable value analysis based on projected discounted cash flows. The Company prepared this analysis as of June 30, 2011, and concluded that the intangible assets are not impaired.  Patent acquisition costs pertaining to the Company’s 3i technology that covers its PinPoint™ and Signature Mapping™ intellectual property (technology not acquired through acquisition), have been capitalized and are being amortized over the 20-year legal life of the patents. The Company has been granted by the United States Patent & Trademark Office (“USPTO”) five patents related to its 3i technology.  The Company evaluates the periods of amortization continually to determine whether later events or circumstances require revised estimates of useful lives. The Company’s intangible acquired software technology was fully amortized as of December 31, 2009. Therefore, there was no amortization costs associated with acquired software during the six months ended June 30, 2011 and 2010, respectively. Amortization expense for patent acquisition costs was $11,541 and $10,667 during the six months ended June 30, 2011 and 2010, respectively, and is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations. The Company anticipates incurring additional patent acquisition costs during 2011.

Excess of Purchase Price over Net Assets Acquired (Goodwill) – The Company follows the provisions of ASC 805-10, “Business Combinations” and ASC 350-10, “Goodwill and Other Intangible Assets.” These statements establish financial accounting and reporting standards for acquired goodwill.  Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. Effective January 1, 2002, with the adoption of ASC 350-10, goodwill must be evaluated for impairment and is no longer amortized. Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired. To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets. There was no goodwill on the consolidated balance sheet of the Company during Fiscal 2010 and the six months ended June 30, 2011, as a net realizable value analysis was made for goodwill in prior years and such asset was considered fully impaired during those prior years. Therefore, there was no amortization expense of goodwill during the six months ending June 30, 2011 or during the same period in 2010.

Impairment of Excess Purchase Price over Net Assets Acquired – The Company follows the provisions of ASC 350-10 “Goodwill and Other Intangible Assets” for the impairment of goodwill. The Company determines impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill. Impairment is tested annually or whenever indicators of impairment arise.  There was no goodwill on the consolidated balance sheet of the Company during Fiscal 2010 and the six months ended June 30, 2011, as a net realizable value analysis was made for goodwill in prior years and such asset was considered fully impaired during those prior years.

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

Six Months Ended June 30, 2011
	Beginning Period Cost	Additions		Reductions	Net Book Value
Intangibles with finite lives:
Software technology	$ -	$ -		$ -	$ -
Patent acquisition costs	365,173	2,515	11,541	11,541	356,147
	$ 365,173	$ 2,515		$ 11,541	$ 356,147

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

In May 2010, the Financial Accounting Standards Board (“FASB”) amended its authoritative guidance related to foreign currency issues that were discussed at the FASB’s Emerging Issues Task Force (“EITF”) meeting in March 2010 where the staff of the U.S. Securities and Exchange Commission (“SEC”) announced temporary guidance on certain exchange rate issues.  Prompted by the use of multiple currency exchange rates in Venezuela, the use of different rates for remeasurement and translation purposes has caused reported balances for financial reporting purposes and the actual U.S. dollar denominated balances to be different.  The SEC staff indicated that any differences between the amounts reported for financial reporting purposes and actual U.S. dollar denominated balances that may have existed prior to the application of highly inflationary accounting requirements on January 1, 2010 should be recognized in the income statement upon adoption, unless the issuer can document that the difference was previously recognized as a cumulative translation adjustment (“CTA”), in which case the difference should be recognized as an adjustment to CTA.  The adoption of this guidance, effective June 30, 2010, did not have a material impact on the Company’s consolidated financial statements.

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

(3)

Financial Condition, Going Concern Uncertainties and Events of Default

During the six-months ended June 30, 2011, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Our independent registered public accounting firm’s report on the consolidated financial statements included herein, and in our annual report on Form 10-K for the year ended December 31, 2010, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

On October 15, 2010, we entered into an agreement with our two remaining Series A Debenture holders to amend and effect a restructuring of the debentures that originally became due on November 7, 2008. Under the amendment agreement, the Company and two debenture holders agreed: (i) to an extension of the maturity date of the debentures to June 30, 2011, (ii) that the $1,688,205 of outstanding principal amount will not bear interest through the new maturity date, (iii) that, in lieu of and in exchange for the payment in cash of amounts of accrued but unpaid regular interest, additional interest and late fees, liquidated damages and certain other amounts due under the debentures (“Interest and Default Amounts”), the Company issued an aggregate of 2,552,653 shares of common stock, (iv) that all claims with regard to the payment of the Interest and Default Amounts and all prior events of default under the Debentures and breaches of any covenant, agreement, term or condition (“Defaults”) under the debentures and debenture transaction documents would be waived and the Company was released from any claims with respect thereto, (v) to terminate the registration rights agreements between the Company and each debenture holder, and (vi) that the Company may force a conversion of the debentures if our common stock equals or exceeds certain price and volume conditions. There were no such conversions of our debentures during the six months ended June 30, 2011.

The principal amount of our outstanding Series A convertible debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Failure to pay the principal amount of the Debentures when due constitutes an event of default under the debentures and failure to remit the principal and other amounts may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law. As of the date of this report, the holders have not sought to enforce their rights under the debentures. We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension. Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance. Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

As of June 30, 2011, we have outstanding trade and accrued payables of $1,226,777, other accrued liabilities of $513,274, and accrued salaries due to our employees and management of $5,405,201. Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $90,900.

During February 2010, the Company sold securities for gross proceeds of $200,000 (or $197,000, net of commission and expenses of $3,000) to certain accredited investors at a series of closings, and issued an aggregate of 800,000 shares of common stock, and 800,000 Class Q Warrants. The Class Q Warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire three years after the date of issuance.  Also, on February 23, 2011, the Company entered into a Securities Purchase Agreement (the “SPA”) with an institutional accredited investor for an investment up to $1,000,000. Subsequently on February 24, 2011, the Company sold to the institutional investor at the first closing of the private placement of securities, an aggregate of 600,000 shares of common stock, and 600,000 common stock purchase warrants to purchase an aggregate of 600,000 shares of common stock, for gross proceeds of $150,000 ($136,000 net of certain expenses and sales commissions in the amount of $14,000). The warrants are exercisable at a price of $0.25 per share for a period of five years after the date of issuance; contain piggyback registration rights, a cashless exercise provision, and certain anti-dilution and other customary provisions. Also, we issued to a broker an aggregate of 72,000 placement agent’s warrants as compensation in connection with the offering. The placement agent’s warrants are under the same terms and conditions as those issued to the institutional investor. The institutional investor has agreed to purchase additional shares if pre-established stock price and volume conditions are met during the seven months following the closing.  The stock price and volume conditions for the first five (5) closings were not met, and there can be no assurance our shares will satisfy such conditions in connection with the two (2) remaining closings.

As of June 30, 2011, we had a cash balance of $15,670.  Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities. Currently, we are spending or incurring (and accruing) expenses of approximately $325,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees.  Management believes that we will require aggregate of approximately $3,900,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

In view of the our limited revenues to date, the Company has relied and continues to rely substantially upon equity and debt financing to fund its ongoing operations, including the research and development conducted in connection with its products and conversion of accounts payable for stock. The proceeds from our financings are insufficient to fund our operations, pay our trade payables, repay our unconverted debentures, or accrued and unpaid wages to our employees.  Therefore, the debentures holders, our employees, or trade creditors may seek to enforce payment of amounts due to them, and our results of operations and financial condition could be materially and adversely affected and we may be unable to continue our operations.  Also, in the event we are unable to pay our employees, we may suffer further employee attrition. There can be no assurances that we will be successful in our efforts to raise any additional financing, any bank borrowing, and research or grant funding. Moreover, in view of the current market price of our stock, we may have limited or no access to the capital markets. Furthermore, under the terms of our agreements with the debenture holders, we are subject to restrictions on our ability to engage in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is below the current conversion price or is based upon the trading price of our securities after initial issuance or otherwise subject to re-set. In view of the foregoing, we may be required to curtail operations significantly, or obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

During the six months ended June 30, 2011, although our total stockholders’ deficit decreased by $881,920 to $9,282,595, our consolidated net loss for the period was $230,173, mainly due to the change in the fair value of the derivative liability that reduced net loss by $1,215,508. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence. Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

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

Since the acquisition of the intellectual property, the cumulative effect on the temporary equity account for the change in the estimated redemption value of the outstanding shares held by the shareholders of Difference Engines Corporation was reduced by $1,309,496, and further reduced by $635,786 due to the sale of the Company’s stock previously held by the shareholders of Difference Engines Corporation. On June 30, 2011, prior to remeasurement, the balance of the temporary equity account for the purchase of the intellectual property owned by Difference Engines was $98,946.  The lock up period expired and the shares are eligible for resale under Rule 144.  The Company therefore considered ASU 2009-04 “Accounting for Redeemable Equity Instruments” and on March 31, 2011, reclassified the carrying value of the redemption, or $98,946, from temporary equity to permanent equity.

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

On February 23, 2011, the Company entered into a Securities Purchase Agreement (the “SPA”) with an institutional accredited investor for an investment up to $1,000,000. Subsequently on February 24, 2011, the Company sold to the institutional investor at the first closing of the private placement of securities, an aggregate of 600,000 shares of common stock, and 600,000 Class CSF common stock purchase warrants to purchase an aggregate of 600,000 shares of common stock, for gross proceeds of $150,000 ($136,000 net of certain expenses and sales commissions in the amount of $14,000). The warrants are exercisable at a price of $0.25 per share for a period of five years after the date of issuance; contain piggyback registration rights, a cashless exercise provision, and certain anti-dilution and other customary provisions. Also, we issued to a broker an aggregate of 72,000 placement agent’s warrants as compensation in connection with the offering.  The placement agent’s warrants are under the same terms and conditions as those issued to the institutional investor. The institutional investor has agreed to purchase additional shares if pre-established stock price and volume conditions are met during the seven months following the closing.  The stock price and volume conditions for the second and third closings were not met, and there can be no assurance our shares will satisfy such conditions in connection with any subsequent closing. Common stock was increased by $600 for the par value of the shares and $135,400 to paid-in capital.

Other Common Stock Issued Including Exercises of Warrants

During April through May 2011, the Company issued to two (2) consultants an aggregate of 214,220 shares of common stock as compensation in lieu of cash for services rendered. The shares were issued under the 2009 Stock Compensation Plan. Common stock was increased by $214 for the par value of the shares and paid-in capital was increased by approximately $37,361. Stock compensation expense of $37,575 was also recorded.

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

Other Common Stock Warrants Issued or Forfeited

During April through June 2011, the Company cancelled an aggregate of 447,652 common stock purchase warrants that expired. The fair value of the warrants on their date of issuance was $21,589.

The Company has issued warrants as compensation to its bridge note holders, placement agents and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.  The table below shows by category, the warrants issued and outstanding at June 30, 2011.

Common Stock Purchase Warrants	Number of Warrants Outstanding and Exercisable	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Note and debenture holders	600,000	August 2006	$1.60	August 2011
	1,312,056	November 2006	0.25	November 2011

	1,362,057	April 2007	0.25	April 2012
	10,000	December 2007	0.70	December 2012
	18,293	February 2009	0.41	February 2014
	1,140,555	June 2009	0.25	November 2011
	1,140,554	June 2009	0.25	April 2012
	150,000	January 2010	0.25	January 2015
	78,750	September 2010	0.25	September 2015
	5,812,265

Private placement investors	864,798	July 2007	1.17	July 2012
	312,500	August 2007	0.80	December 2011
	937,500	August 2007	1.75	August 2012
	1,500,000	February 2008	0.70	February 2013
	214,285	March 2008	0.75	March 2013
	2,142,850	April 2008	0.70	April 2013
	2,682,553	Sept to December 2008	0.41	Sept to Dec 2013
	4,358,981	January to April 2009	0.41	Jan to April 2014
	1,050,000	June to July 2009	0.25	June to July 2014
	3,631,973	August 2009	0.25	July to Dec 2013
	214,285	September 2009	0.41	December 2012
	2,499,007	Oct to Dec 2009	0.25	Oct to Dec 2014
	3,299,568	March to June 2010	0.25	March to June 2015
	3,881,907	July to September 2010	0.25	July to September 2015
	5,301,345	Oct to December 2010	0.25	Oct to December 2015
	400,000	Nov to December 2010	0.50	Nov to December 2013
	800,000	February 2011	0.25	February 2014
	600,000	February 2011	0.25	February 2016
	34,691,552

Placement agents	311,760	November 2006	0.25	November 2011
	311,760	April 2007	0.25	April 2012
	47,564	July 2007	1.17	July 2012
	198,154	June 2009	0.25	November 2011
	198,154	June 2009	0.25	April 2012
	272,827	June 2009	0.45	June 2014
	108,000	July 2009	0.25	July 2014
	205,000	December 2009	0.28	December 2014
	72,000	February 2011	0.25	February 2016
	1,725,219

Consultants	60,000	February 2008	0.54	February 2013
	200,000	December 2009	0.25	December 2014
	63,000	June to August 2009	0.25	June to August 2014
	14,000	August 2010	0.25	August 2015
	14,000	September 2010	0.28	September 2015
	128,000	December 2010	0.50	December 2013
	479,000

Total Warrants Issued/Outstanding	42,708,036

As of June 30, 2011, approximately 18,521,956 of the above warrants may be exercised pursuant to the cashless exercise provisions of such warrants and, if so exercised, the shares may be subsequently resold under the provisions of Rule 144 under the Securities Act. Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.

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

On July 29, 2011, the Company, in cooperation with the Aurum Institute for Health Research and the South African National Laboratory Services (“NHLS”), submitted the clinical results (processing and analysis of 985 tuberculosis sputum cases) of our fully automated Signature Mapping Tuberculosis (“TBDx™”) product, to the International Union Against Tuberculosis and Lung Disease for presentation at their 42nd Annual Union World Conference on Lung Health in October 2011.

On July 20, 2011, the Company submitted with our partner LRSI Institute of Tuberculosis & Research Development - Government of India, a final application to the Wellcome Trust for the migration, development, and clinical evaluation of Signature Mapping TBDx™ system for Automatic Detection of AFB using Ziehl-Neelsen Stain and Bright Field Microscope. This is in response to the Wellcome Trust’s invitation after their review of our initial concept and subsequent preliminary applications.

The Company has not paid rent for the month of July and August 2011, with regard to the lease for its principal offices.  Accordingly, the Company may be deemed to be in default under its lease with the landlord.  We are in discussions with the landlord regarding the status of the payments due under our lease.  As of the date of this report, the landlord has not sought to enforce their rights under the lease.

From August 1 - 9, 2011, employees exercised an aggregate of 140,000 stock options using outstanding accrued wages that resulted in the aggregate issuance of 140,000 shares of common stock for a reduction in accrued wages of $42,000. Common stock was increased by $140 for the par value of the shares and paid-in capital increased by $41,860.

On July 29, 2011, the Company issued 125,000 shares of common stock to a consultant as compensation for business advisory services. The shares were issued under the 2009 Stock Compensation Plan.  Common stock was increased by $125 for the par value of the shares, $17,375 to paid-in capital, with an offset to deferred compensation for the fair value on the date of issuance of $17,500. The Company will record consulting expense over the six-month service period in accordance with ASC 505-50 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

On July 5, 2011, the Company issued to a consultant an aggregate of 108,151 shares of common stock as compensation in lieu of cash for services rendered. The shares were issued under the 2009 Stock Compensation Plan. Common stock was increased by $108 for the par value of the shares and paid-in capital was increased by approximately $19,565. Stock compensation expense of $19,673 was also recorded.

The Company did not make timely payment of the principal amount under its Series A Senior Convertible Debentures (the “Debentures”) due on July 1, 2011.  Failure to pay the principal amount of the Debentures when due constitutes an event of default under the debentures and failure to remit the principal and other amounts may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law. As of the date of this report, the holders have not sought to enforce their rights under the Debentures.  The Company is in discussions with the debenture holders to re-negotiate the terms of the Debentures, including the repayment or repurchase of the Debentures and/or seek to extend their maturity date.  The Debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default.  As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount although there can be no assurance they will not do so.

(7)

Fair Value Measurement

The Company determines the fair value of its derivatives that are classified as liabilities, on a recurring basis using significant unobservable inputs.  The fair value measurement of these liabilities is consistent with ASC 820, "Fair Value Measurements"  ASC 820 did not have an impact on the consolidated financial position or results of operations; however, the required disclosure for the six months ended June 30, 2011 is as follows:

Liabilities Measured at Fair Value	Convertible Debentures, Net of Discount (1)	Embedded Conversion Feature of Debentures (2)	Total

Beginning balance as of December 31, 2010	$ 1,688,205	$ 2,228,431	$ 3,916,636
Revaluation (gain) loss of event of default provision	-	(1,215,508)	(1,215,508)
Ending balance as of June 30, 2011	$ 1,688,205	$ 1,012,923	$ 2,701,128

Total (gain) loss from revaluation of derivatives and event of default waived by holders included in earnings for the period and reported as an adjustment to interest

	$ -	$ (1,215,508)	$ (1,215,508)

(1) The balance as of June 30, 2011 represents the outstanding convertible debentures issued November 8, 2006 and April 12, 2007.

(2) Represents the conversion feature of outstanding concertible debentures issued November 8, 2006 and April 12, 2007.  The fair value of the conversion feature since May 20, 2009, the final milestone reset date of the debentures, was determined using market quotation.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

You should read the following summary together with the more detailed information and consolidated financial statements and notes thereto and schedules appearing elsewhere in this report.  Throughout this report when we refer to the “Company,” “Applied Visual Sciences,” “Applied Visual,” “we,” “our” or “us,” we mean Applied Visual Sciences, Inc., and its subsidiaries.

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

On July 19, 2010 we announced that we had expanded ours organizational structure to better reflect our business operations and to provide an enhanced operational structure to capitalize on domestic and international business and joint product development opportunities.  We changed our name to Applied Visual Sciences, Inc. and our common stock began to be quoted on the OTC Bulletin Board under symbol “APVS.” Applied Visual Sciences, Inc. serves as the holding company and IT development organization for the group.  The Company has achieved certain significant corporate life cycle milestones that necessitated a more diverse corporate structure.  The purpose of the structure is to segregate distinct business operations into separate corporate entities, all under a single umbrella organization. Our two wholly-owned operating subsidiaries are: Guardian Technologies International, Inc. - the homeland security/defense technology entity, and Signature Mapping Medical Sciences, Inc. - the healthcare technology entity.  Applied Visual will maintain ownership of all existing and in-process patents, as well as any future patentable technology developed by its research and development staffs, or developed as a tangential application of its core patented technologies.  Our subsidiaries will be the business operations focused on new product development, marketing, and sales for their respective markets.

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

As of the date of this report, we were granted by the United States Patent & Trademark Office (“USPTO”) five patents, and received from the USPTO on June 17, 2011, a Notice of Allowance for one of our patent applications, all of which are related to our underlying 3i technology. We also have eight pending patents applications (U.S. and foreign) and one U.S. provisional patent application that further cover the implementation of our core 3i technology.  We cannot provide assurance that any or all of the remaining patent applications or the provisional application will be issued patents, or that they will not be challenged, or that rights granted to us would actually provide us with an advantage over our competitors.  Prior art searches have been conducted and, based on the results of these searches; we believe that we do not infringe any third party patents identified in the searches.

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

On October 15, 2010, we entered into an agreement with our two remaining Series A Debenture holders to amend and effect a restructuring of the debentures that originally became due on November 7, 2008. Under the amendment agreement, the Company and two debenture holders agreed: (i) to an extension of the maturity date of the debentures to June 30, 2011, (ii) that the $1,688,205 of outstanding principal amount will not bear interest through the new maturity date, (iii) that, in lieu of and in exchange for the payment in cash of amounts of accrued but unpaid regular interest, additional interest and late fees, liquidated damages and certain other amounts due under the debentures (“Interest and Default Amounts”), the Company issued an aggregate of 2,552,653 shares of common stock, (iv) that all claims with regard to the payment of the Interest and Default Amounts and all prior events of default under the Debentures and breaches of any covenant, agreement, term or condition (“Defaults”) under the debentures and debenture transaction documents would be waived and the Company was released from any claims with respect thereto, (v) to terminate the registration rights agreements between the Company and each debenture holder, and (vi) that the Company may force a conversion of the debentures if our common stock equals or exceeds certain price and volume conditions. There were no such conversions of our debentures during the six months ended June 30, 2011.

The principal amount of our outstanding Series A convertible debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Failure to pay the principal amount of the Debentures when due constitutes an event of default under the debentures and failure to remit the principal and other amounts may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law. As of the date of this report, the holders have not sought to enforce their rights under the debentures. We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension. Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance. Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

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

“Global homeland security spending has received a major boost in light of recent international terrorist events, as countries look at new ways to thwart terrorists and secure borders. Spending in the industry is expected to triple to $178 billion by 2015.  Security-related spending will include more sophisticated information technology and the protection of other vulnerable terrorist targets.  With the initial focus on airport security, NEMA has stepped up its outreach to DHS and TSA. Currently developing DICOS, the new NEMA standard will capture scans of checked baggage so that scans can be read by threat detection software. The new standard will facilitate interoperability of security-imaging equipment. With DHS/TSA expected to purchase new equipment for over 400 U.S. airports, NEMA members have joined with DHS to develop the standard.  Phase II of DICOS, for the testing of the new NEMA standards, began in April 2011, and NEMA has begun looking at other modalities.  The security industry is looking at border, rail, seaport, industrial and nuclear plant security.

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

We have been involved in three wide ranging U.S. Government proposals during 2011. We have teamed on two of the proposals with large, well-known defense contractors and a federally funded research laboratory. The teamed proposals were submitted to the Department of Defense and the U.S. Navy, while the third project was a direct submission to the Department of Homeland Security, Science and Technology Directorate. On each of the projects we have received extremely positive feedback and interest. Unfortunately, all three projects have been deferred due to the ongoing federal budget discussions in Congress and operational uncertainties within the funding agencies. At this point in time, we have no sense that any of these projects will be funded this fiscal year or the next budget cycle. We will continue to pursue opportunities for the deployment of our PinPoint™ product as opportunities develop, however, as discussed above, we believe our ability to successfully market our PinPoint product is contingent upon our ability to enter into a strategic arrangement with a scanner manufacturer to install our software on scanners offered by such manufacturers, of which there can be no assurance.  Also, in view of our limited cash resources during 2011, we have focused on the marketing and sale of our healthcare products, as discussed below.

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

The Company has developed two products for tuberculosis. The first is Signature Mapping Tuberculosis Diagnostic (“TBDx™”), specifically in South Africa where we are currently nearing completion of Phase II clinical trials that features automatic tuberculosis (“TB”) detection capabilities by analyzing digital images of Auramine-O stained sputum slides captured through a photo microscopy system.  The second product is Signature Mapping TBDx™ Visualization (“TBDxV™”), the precursor to TBDx™, is a fully automated tuberculosis visualization technology that has a 200-slide capacity auto-loader that delivers individual slides to a microscope and collects 100 fields of view from each stained tuberculosis sputum slide. Fields of view will be presented to the microscopist on a workstation monitor thereby alleviating the tedious and error prone diagnosis using a microscope, and will assist microscopists in decision making on the most difficult cases through the visualization tools and digital imagery to improve diagnostic accuracy. The visualization tools are applicable to both Auramine-O and Ziehl-Neelsen staining processes.  Both TBDx™ and TBDxV™ address the approximately 52 million diagnostic slides analyzed by clinical lab technicians each year, and are targeted to government and private institutions that screen tuberculosis patients.  India processes more TB diagnostic cases than anywhere in the world and the workload has overwhelmed the country's laboratory resources. The Company is working closely with the Indian government regarding our TBDx™ diagnostic system for migration to Ziehl-Neelsen staining process, and hope that we can further enhance their TB diagnostics productivity after clinical trials and other government clearances are received.

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

Recent Developments - Signature Mapping™

On June 17, 2011, the Company received from the United States Patent & Trademark Office (“USPTO”), a Notice of Allowance related to our patent application titled “Method for Determining Whether a Feature of Interest Anomaly is Present in an Image”, which is related to our underlying “intelligent imaging informatics” (3i™) technology for our core products.  It is anticipated that the USPTO will issue the patent within the next 120 days.

On June 3, 2011, the Company completed the clinical evaluation (processing and analysis of 985 tuberculosis sputum cases) of our fully automated Signature Mapping Tuberculosis (“TBDx™”) product that was developed in cooperation with the Aurum Institute for Health Research and the South African National Laboratory Services (“NHLS”).  The clinical results have subsequently been submitted to the International Union Against Tuberculosis and Lung Disease for presentation at their 42nd Annual Union World Conference on Lung Health in October 2011.

On April 25, 2011, Signature Mapping Medical Sciences, the healthcare subsidiary of Applied Visual Sciences, Inc., began product sales and marketing initiatives for Signature Mapping TBDx™ Visualization (“TBDxV™”) through agents in India. TBDxV™, the precursor to TBDx™, is a fully automated tuberculosis visualization technology that has a 200-slide capacity auto-loader that delivers individual slides to a microscope and collects 100 fields of view from each stained tuberculosis sputum slide. Fields of view will be presented to the microscopist on a workstation monitor thereby alleviating the tedious and error prone diagnosis using a microscope, and will assist microscopists in decision making on the most difficult cases through the visualization tools and digital imagery to improve diagnostic accuracy. The visualization tools are applicable to both Auramine-O and Ziehl-Neelsen staining.

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

On December 6, 2010, delivered our first fully automated Signature Mapping TBDx™ system to the South African National Health Laboratory Services (the "NHLS"), resulting in net revenue of $96,814.

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

Principal Offices

The Company entered into a lease on April 13, 2010 for approximately 3,269 square feet of office space, for a monthly lease payment of $5,585, and expired on April 30, 2011.  Although the lease did not contain a renewal option, the landlord agreed to an extension of the lease for an additional six months at the same monthly lease payment of $5,585.  Therefore, the extension expires on October 31, 2011 and does not contain a renewal option. The Company’s principal offices are located at 250 Exchange Place, Suite H, Herndon, Virginia 20170. Our telephone number at such address is (703) 464-5495.

Results of Operations

Three months Ended June 30, 2011 Compared to the Three months Ended June 30, 2010

The following analysis reflects the condensed consolidated results of operations of the Company and its subsidiaries.

Net Revenues.  Net revenue of $6,589 for the three month period ended June 30, 2011, was from the sale of hardware and related, specifically freight, duty and taxes reimbursed by the customer for the shipment of TBDx™.  Revenue for the same period ended June 30, 2010, of $6,608 was from research activities of our security product/services and consulting contract with the National Electrical Manufacturers Association (“NEMA”), which is a funded project by the Department of Homeland Security (DHS) for the establishment of the Digital Imaging and Communications in Security (DICOS).

Cost of Sales.  There was no cost of sales for the three months ended June 30, 2011, compared to $1,008 during the same period in 2010, or a decrease of 1,008 (100.0%).  The freight, duty and taxes billed during 2011 were expensed in December 2010.  Cost of sales for the three months ended June 30, 2010 was 15.3% of net revenue for the period, and represents labor and related costs for the funded research and development services.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended June 30, 2011, decreased $503,979 (46.2%) to $587,277 for 2011, as compared to $1,091,056 for the same period in 2010. The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the three-month period ended June 30.

	Three Months Ended June 30
	2011	2010	$ Change	% Change

Payroll and related costs	$ 241,422	$ 550,519	$ (309,097)	(56.1)
Professional fees	89,269	114,971	(25,702)	(22.4)
Research and development costs	98,563	41,043	57,520	140.1
Insurance costs	23,611	22,030	1,581	7.2
Rent - building and equipment	16,961	48,227	(31,266)	(64.8)
Travel and related	3,392	29,177	(25,785)	(88.4)
Miscellaneous expenses	3,331	37,698	(34,367)	(91.2)
Depreciation and amortization	24,257	35,058	(10,801)	(30.8)
Stock-based compensation	86,471	212,333	(125,862)	(59.3)
Total	$ 587,277	$ 1,091,056	$ (503,779)	(46.2)

Payroll and related costs, which includes salaries, commissions, taxes and benefits, decreased $309,097 (56.1%), due to 10 employees being on temporary leave of absence, although they continue to support the Company on an as needed basis. The Company currently employs six full-time and two part-time employees, compared to 14 full-time employees for the same period in 2010.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees decreased for the three months ended June 30, 2011 versus the same period last year by $25,702 (22.4%) due to: (i) a decrease in legal fees of $54,862 for services not incurred during the current year for compliance reporting, corporate restructuring and related name change, (ii) increase in general consultants and investor relations services of $17,239 due to greater services provided in 2011, (iii) an increase in accounting services by $11,500, including $10,500 for the timing of services provided in April 2011 rather then March as in 2010 and a rate increase for the current year of $1,000, and (iv) a net increase of $421 for various miscellaneous services and fees.

Research and development (“R&D”) costs increased for the three months ended June 30, 2011, compared to the same period last year by $57,520 (140.1%), due to: (i) no activities during the period for our PinPoint™ product, or a reduction of $2,692 (100.0%), (ii) increased R&D activities for Signature Mapping TBDx™ project of $60,212 (157.0%) for development activities to migrate the technology for Ziehl-Neelsen staining process. Costs for the three months ended June 30, 2010 were previously $79,659, and was reduced by $38,616 for reclassification of stock-based compensation to consultants, in order to conform to the 2011 classification. The reclassification had no impact on the net loss for 2010.

Insurance costs in the three months ended June 30, 2011, were $23,611 compared to $22,030 for the same period in 2010, an increase of $1,581 (7.2%).

Rent decreased by $31,266 (64.8%) to $16,961 in the three months ended June 30, 2011, as compared to $48,227 for the same period in 2010, due to the Company relocating its office, effective May 1, 2010, to a smaller facility of approximately 3,269 square feet of space, whereas our previous office lease was for approximately 15,253 square feet. The fixed monthly rent of $5,585 reduced monthly operating costs by approximately $22,648.

Travel and entertainment expense for the three months ended June 30, 2011 of $3,392 compared to the same period for 2010 of $29,177, or a decrease of $25,785 (88.4%). During the second quarter of 2011, the Company decreased its travel costs associated with our Signature Mapping TBDx™ activities in South Africa and India by greater utilization of electronic communication than travel as we increased our business development and sales activities.

Miscellaneous expense decreased by $34,367 (91.2%) to $3,331 for the three months ended June 30, 2011, as compared to $37,698 for the same period in 2010. The decrease for the three month period is related to: (i) a decrease of $14,563 for office relocation costs incurred during 2010 to a new facility under a one year lease, (ii) a decrease in membership fees of $6,500, (iii) reduced office supplies and equipment of $5,440 reflecting a reduction in the number of employees, (iv) reduced business taxes of $3,913, (v) lower mobile phone costs of $3,225 due to reduced travel, (vi) reduction of $2,264 for telephone costs as a result of a renegotiated contract with our service provider, (vii) a decrease in various miscellaneous expenses of $254, and (viii) increased bad debt expense of $1,792 not incurred during the prior year. Costs for the three months ended June 30, 2010 were previously $45,338, and was reduced by $7,640 for reclassification of stock-based compensation to consultants, in order to conform to the 2011 classification. The reclassification had no impact on the net loss for 2010.

Depreciation and amortization expense in selling, general, and administrative for the three months ended June 30, 2011, of $24,257 compared to the same period for 2010 of $35,058, or a decrease of $10,801 (30.8%).  The decrease in depreciation expense is due to acquired assets that became fully depreciated during the 2010 and first quarter 2011.

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee members of our Board of Directors, and consultants in lieu of cash compensation. During the three months ended June 30, 2011, the Company recognized an expense associated with employee stock-based and director’s compensation of $34,272, and $52,199 of consulting expense. During the same period of 2010, the Company recognized stock-based compensation expense for employees and directors of $165,676 and consultants of $46,657 (includes $36,616 that was previously expensed to research and development costs and $7,640 in miscellaneous expenses as mentioned above, in order to conform to the 2011 classification). The decrease in stock-based compensation for employees and non-employee directors of $131,404 (79.3%) is due to no issuance of incentive stock options to: (i) employees in 2010 or 2011, whereas stock options were issued to employees during prior years and amortized over the two year vesting period, and (ii) non-employee directors during 2011, whereas such stock options were issued in 2010 and amortized over the one year vesting period. The increase in stock-based compensation expense for consultants of $5,542 reflects the continued use of stock-based compensation versus cash compensation for consultants.

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

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income. Other income for the three months ended June 30, 2011 was $202,585, compared to an expense of $1,795,768 for the same period last year, for a net reduction of other expense of $1,593,183 (88.7%). There was no interest income from interest bearing accounts for the three months ended June 30, 2011, or for the same period in 2010, due to low average daily cash balances in interest bearing accounts during the periods.

For the three months ended June 30, 2011, the Company had other income of $202,585, compared to an expense of $1,795,768 for the same period in 2010, or a decrease in other expense of $1,998,353 (112.3%). The components for the second quarter of 2011 and the variances to the same period in 2010 include: (i) income of $202,585 from the revaluation of beneficial conversion feature of the outstanding debentures, compared to an expense in 2010 of $1,620,677, or a decrease in expense of $1,823,262 (112.5%), (ii) no interest expense for 2011as a result of the October 15, 2010 Debenture Amendment Agreement, whereby the $1,688,205 of outstanding principal amount did not bear interest from July 1, 2010 through their maturity on June 30, 2011, or a decreased from the same period in 2010 of $138,380 (100.0%), (iii) no expense from the revaluation of the default provision for the outstanding debentures, or a decrease in expense of $60,711 (100.0%), and (iv) no gain on settlement of debt for the beneficial conversion feature of debentures since there were no conversion during 2011, compared to income for the same period last year of $24,000 (100.0%). Non-cash non-operating items included above for the three months ended June 30, 2011 and 2010 were income of $202,585 and an expense of $1,657,388, respectively.

Net Income (Loss) and Net Income (Loss) per Common Share.  Net loss for the three months ended June 30, 2011 was $378,103, compared to a net loss for the same period in 2010 of $2,881,224, for a decrease in net loss of $2,503,121 (86.9%). Net income (loss) for the Company per common share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of shares outstanding. Net income (loss) per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from contingently issuable shares (i.e. common stock purchase warrants and stock options issued and outstanding).

Reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three Months Ended
	June 30
	2011	2010
Numerator:
Net loss	$ (378,103)	$ (2,881,224)

Denominator:
Weighted average common shares outstanding - basic & diluted	84,986,703	65,186,830
Weighted average common shares outstanding - Diluted	139,246,542	110,690,895

Net loss per common share:
Basic & diluted	$ -	$ (0.04)
Diluted	-	(0.03)

Six months Ended June 30, 2011 Compared to the Six months Ended June 30, 2010

The following analysis reflects the condensed consolidated results of operations of the Company and its subsidiaries.

Net Revenues.  Net revenue of $6,589 for the first six months ended June 30, 2011, was from the sale of hardware and related, specifically freight, duty and taxes reimbursed by the customer for the shipment of TBDx™.  Revenue for the same period ended June 30, 2010, of $20,273 was from research activities of our security product/services and consulting contract with the National Electrical Manufacturers Association (“NEMA”), which is a funded project by the Department of Homeland Security (DHS) for the establishment of the Digital Imaging and Communications in Security (DICOS).

Cost of Sales.  There was no cost of sales for the six months ended June 30, 2011, compared to $14,785 during the same period in 2010, or a decrease of 14,785 (100.0%). The freight, duty and taxes billed during 2011 were expensed in December 2010. Cost of sales for the six months ended June 30, 2010 was 72.9% of net revenue for the period, and represents labor and related costs for the funded research and development services.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the six months ended June 30, 2011, decreased $1,063,732 (42.3%) to $1,452,270 for 2011, as compared to $2,516,002 for the same period in 2010. The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the six-month period ended June 30.

	Six Months Ended June 30
	2011	2010	$ Change	% Change

Payroll and related costs	$ 591,409	$ 1,086,425	$ (495,016)	(45.6)
Professional fees	220,575	232,209	(11,634)	(5.0)
Research and development costs	132,714	106,474	26,240	24.6
Insurance costs	46,929	44,060	2,869	6.5
Rent - building and equipment	35,013	124,234	(89,221)	(71.8)
Travel and related	12,208	33,712	(21,504)	(63.8)
Miscellaneous expenses	18,922	57,547	(38,625)	(67.1)
Depreciation and amortization	48,408	63,193	(14,785)	(23.4)
Stock-based compensation	346,092	768,148	(422,056)	(54.9)
Total	$ 1,452,270	$ 2,516,002	$ (1,063,732)	(42.3)

Payroll and related costs, which includes salaries, commissions, taxes and benefits, decreased $495,016 (45.6%), due to 10 employees being on temporary leave of absence, although they continue to support the Company on an as needed basis. The Company currently employs six full-time and two part-time employees, compared to 14 full-time employees for the same period in 2010.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees decreased for the six months ended June 30, 2011 versus the same period last year by $11,634 (5.0%) due to: (i) a decrease in legal fees of $35,822 for services not incurred during the current year for compliance reporting, corporate restructuring and related name change, (ii) increase in general consultants and investor relations services of $20,919 due to greater services provided in 2011, (iii) an increase in accounting services by $3,500 representing a rate increase, and (iv) a net decrease of $231 for various miscellaneous services and fees.

Research and development (“R&D”) costs increased for the six months ended June 30, 2011, compared to the same period last year by $26,240 (24.6%), due to: (i) no activities during the period for our PinPoint™ product, or a reduction of $4,669 (100.0%), (ii) increased R&D activities for Signature Mapping TBDx™ project of $30,909 (30.4%) for development activities to migrate the technology for Ziehl-Neelsen staining process. Costs for the six months ended June 30, 2010 were previously $175,193, and was reduced by $68,719 for reclassification of stock-based compensation to consultants, in order to conform to the 2011 classification.  The reclassification had no impact on the net loss for 2010.

Insurance costs in the six months ended June 30, 2011, were $46,929 compared to $44,060 for the same period in 2010, an increase of $2,869 (6.5%).

Rent decreased by $89,221 (71.8%) to $35,013 in the six months ended June 30, 2011, as compared to $124,234 for the same period in 2010, due to the Company relocating its office, effective May 1, 2010, to a smaller facility of approximately 3,269 square feet of space, whereas our previous office lease was for approximately 15,253 square feet. The fixed monthly rent of $5,585 reduced monthly operating costs by approximately $22,648.

Travel and entertainment expense for the six months ended June 30, 2011 of $12,208 compared to the same period for 2010 of $33,712, or a decrease of $21,504 (63.8%). The Company decreased its travel costs associated with our Signature Mapping TBDx™ activities in South Africa and India by greater utilization of electronic communication than travel as we increased our business development and sales activities.

Miscellaneous expense decreased by $38,625 (67.1%) to $18,922 for the six months ended June 30, 2011, as compared to $57,547 for the same period in 2010. The decrease for the six month period is related to: (i) a decrease of $14,563 for office relocation costs incurred during 2010 to a new facility under a one year lease, (ii) a decrease in membership fees of $6,500, (iii) reduction of $5,271 for telephone costs as a result of a renegotiated contract with our service provider, (iv) reduced office supplies and equipment of $4,713 reflecting a reduction in the number of employees, (v) reduced business taxes of $4,089, (vi) reduced penalties and late fees of $3,392, (vii) lower mobile phone costs of $2,374 due to reduced travel, (viii) increased bad debt expense of $1,792 not incurred during the prior year, and (ix) an increase in various miscellaneous expenses of $485. Costs for the six months ended June 30, 2010 were previously $65,187, and was reduced by $7,640 for reclassification of stock-based compensation to consultants, in order to conform to the 2011 classification. The reclassification had no impact on the net loss for 2010.

Depreciation and amortization expense in selling, general, and administrative for the six months ended June 30, 2011, of $48,408, compared to the same period for 2010 of $63,193, or a decrease of $14,785 (23.4%).  The decrease in depreciation expense is due to acquired assets that became fully depreciated during the 2010 and first quarter 2011.

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee members of our Board of Directors, and consultants in lieu of cash compensation. During the six months ended June 30, 2011, the Company recognized an expense associated with employee stock-based and director’s compensation of $164,241, and $181,851 of consulting expense.  During the same period of 2010, the Company recognized stock-based compensation expense for employees and directors of $604,011 and consultants of $164,137 (includes $68,719 that was previously expensed to research and development costs and $7,640 in miscellaneous expenses as mentioned above, in order to conform to the 2011 classification). The decrease in stock-based compensation for employees and non-employee directors of $439,770 (72.8%) is due to no issuance of incentive stock options to: (i) employees in 2010 or 2011, whereas stock options were issued to employees during prior years and amortized over the two year vesting period, and (ii) non-employee directors during 2011, whereas such stock options were issued in 2010 and amortized over the one year vesting period. The increase in stock-based compensation expense for consultants of $17,714 reflects the continued use of stock-based compensation versus cash compensation for consultants.

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

Other Income (Expense).  Other income (expense) includes interest income, interest expense and other non-operating income. Other income for the six months ended June 30, 2011 was $1,215,508, compared to an expense of $1,220,503 for the same period last year, for a net reduction of other expense of $2,436,011 (199.6%). There was no interest income from interest bearing accounts for the three months ended June 30, 2011, or for the same period in 2010, due to low average daily cash balances in interest bearing accounts during the periods.

For the six months ended June 30, 2011, the Company had other income of $1,215,508, compared to an expense of $1,220,503 for the same period in 2010, or a decrease in other non-operating expense of $2,436,011 (199.6%).  The components of the first half of 2011 and the variances to the same period in 2010 include: (i) income of $1,215,508 from the revaluation of beneficial conversion feature of the outstanding debentures, compared to an expense in 2010 of $1,342,564, or a decrease in other expense of $2,558,072 (190.5%), (ii) no interest expense for 2011as a result of the October 15, 2010 Debenture Amendment Agreement, whereby the $1,688,205 of outstanding principal amount will not bear interest from July 1, 2010 through their maturity on June 30, 2011, or a decreased from the same period in 2010 of $276,162 (100.0%), (iv) no income from the revaluation of the default provision for the outstanding debentures, or a decrease in income of $149,123 (100.0%), and (v) no gain on settlement of debt for the beneficial conversion feature of debentures since there were no conversion during 2011, compared to income for the same period last year of $265,600 (100.0%). Non-cash non-operating income included above for the six months ended June 30, 2011 and 2010 were $1,215,508 and $994,341, respectively.

Net Income (Loss) and Net Income (Loss) per Common Share.  Net loss for the six months ended June 30, 2011 was $230,173, compared to a net loss for the same period in 2010 of $3,731,017, for a decrease in net loss of $3,500,844 (93.8%). Net income (loss) for the Company per common share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of shares outstanding. Net income (loss) per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from contingently issuable shares (i.e. common stock purchase warrants and stock options issued and outstanding).

Reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

  LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Six Months Ended June 30
Category	2011	2010

Net cash provided (used) in operating activities	$ (287,519)	$ (594,004)
Net cash provided (used) in investing activities	(8,485)	(43,853)
Net cash provided by financing activities	306,800	808,918
Effect of exchange rates on cash and cash equivalents	-	390

Net increase (decrease) in cash	$ 10,796	$ 171,451

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2011, was $287,519, compared with net cash used in operating activities of $594,004 during the same period for 2010, or a decrease in the use of cash for operating activities of $306,485 (51.6%). The decrease in the use of cash is due to: (i) lower operating costs of $904,154 (46.2%), including but not limited to a decrease in revenue of $13,684 (67.5%), a decrease in cost of sales of $14,785 (100.0%), decreases in selling, general and administrative costs (other than depreciation and amortization, and stock based compensation) of $626,891 (37.2%), and a decrease in net non-operating income and expense (other than noncash items) of $276,162 (100.0%); and (ii) offset by a net decrease in components of operating assets and liabilities of $597,669 (44.5%).

Net Cash Used in Investing Activities

Net cash used in investing activities of $8,485 was for the net purchase of equipment and costs for patent applications for the six months ended June 30, 2011. This compares with net cash used for the same activities of $43,853 for same period for 2010, or a decrease of $35,368, or 80.7%. The net decrease is comprised of lower equipment costs for the TBDx™ project of $36,803 (86.0%), and an increase in patent costs of $1,435 (132.9%). The Company anticipates it will continue to incur equipment costs during the current fiscal year ending December 31, 2011, as we design add-on features that extend our current products into other areas, and ongoing patent costs related to further protection of our PinPoint™ and Signature Mapping™ products.

Net Cash Provided by Financing Activities

Net proceeds from financing activities were $306,800 for the six months ended June 30, 2011, compared with $808,918 for the same period in 2010, or a decrease of $502,118 (62.1%). Of the 2011 net proceeds from financing activities, $333,000 (108.5%) was from the issuance of a new equity financing, and a reduction of cash provided by financing activities of $26,200 (8.5%) for the reduction of short-term note payable to an executive of the Company. The decrease in the net cash provided by financing activities is due to (i), a decrease of $373,780 (52.9%) from the issuance of new equity financings, (ii) a reduction of $75,000 (100.0%) from the exercise of warrants, (iii) a reduction of $27,138 (100.0%) from short-term convertible notes, and (iv) an increase in use of funds of $26,200 to reduce short-term note payable to an executive of the Company. Management is seeking, and expects to continue to seek to raise additional capital through equity or debt financings or bank borrowings, including through one or more equity or debt financings or bank borrowings to fund its operations, repay or repurchase its debentures, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

Cash and Cash Equivalents

Our cash and cash equivalents increased during the six months ended June 30, 2011 by $10,796, compared to an increase in cash and cash equivalents during the same period in 2010 of $171,451.  As outlined above, the increase in cash and cash equivalents for the current period was the result of; (i) cash used in operating activities of $287,519, (ii) cash used for the purchase of equipment costs of $8,485, and (iii) an increase in cash by $306,800 from financing activities. The net change in cash and cash equivalents for the six months ending June 30, 2011, as compared to the same period in 2010, was $160,655 (93.7%), and is the result of (i) a decrease in cash used in operating activities of $306,485 (51.6%), (ii) a decrease from the net purchase of equipment and patent costs of $35,368 (80.7%), (iii) a decrease of $390 (100.0%) from the negative effect of currency exchange rates, and (iv) a decrease in of $502,118 (62.1%) from financing activities.

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

	(Unaudited)
Category	June 30, 2011	December 31, 2010

Cash and cash equivalents	$ 15,670	$ 4,874

Current assets	31,541	93,682
Current liabilities	9,937,280	10,822,318
Working capital (deficit)	$ (9,905,739)	$ (10,728,636)

At June 30, 2011, we had a working capital deficit of $9,905,739, compared with a working capital deficit at December 31, 2010 of $10,728,636, or a decrease in working capital deficit of $822,897 (7.7%). As of June 30, 2011, the Company had cash and cash equivalents of $15,670, as compared to $4,874 on December 31, 2010. For 2011, overall current assets decreased $62,141 (66.3%), including (i) an increase in cash and cash equivalents of $10,796, (ii) a decrease in prepaid expenses of $3,410 (17.7%), and (iii) a decrease in accounts receivable of $69,527 (100.0%). Current liabilities decreased $885,038 (8.2%), with specific decreases in liabilities of $1,575,763, including: i) $26,200 in note payable, related party, ii) $91,405 for conversion of accrued wages, iii) $242,650 for conversion of accounts payable for stock, iv) $1,215,508 for the reduction of derivative liabilities due to the revaluation of the beneficial conversion feature of the outstanding debentures, vii) and specific increases in current liabilities of $690,725, including: (i) $121,608 in other trade payables, ii) $569,117 for the continued accrual of unpaid wages and related expenses for all employees.

In view of the above matters, realization of certain of the assets in the accompanying balance sheets is dependent upon our continued operation, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of its future operations.

Other Liabilities

2006 and 2007 Series A Debentures (as Amended on October 15, 2010) and Series D Common Stock Purchase Warrants

Under a securities purchase agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock.  On November 8, 2006, the Company issued to the institutional investors an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants.  On April 12, 2007, the Company issued at a second closing, an additional $2,575,000 in principal amount of the Series A Debentures, which followed the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants. The Company allocated proceeds from each closing to the embedded conversion features of the

Series A Debentures and Series D Warrants that were recognizable as a liability under generally accepted accounting principles. We also issued during the first closing an aggregate of 623,520 common stock purchase warrants to the placement agent as compensation in the offering, which were upon terms substantially similar to the Series D Warrants. One-half of the Series D Warrants (2,226,854 warrants) and the placement agent warrants (311,760 warrants) became exercisable on November 8, 2006 and expire on November 8, 2011. The remaining one-half of the Series D Warrants (2,226,855 warrants) and the placement agent warrants (311,760 warrants) became exercisable on April 12, 2007 and expire on April 12, 2012. The Series D Warrants and the placement agent’s warrants may be exercised via a cashless exercise if certain conditions are met. Due to milestone-related adjustments, the initial exercise price of $1.15634 may be reset and the maximum number of shares to be issued under the debentures was indeterminable as of December 31, 2007. The Company considered ASC 815-40 (formerly EITF 00-19, relating to the provisions for Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock), and concluded that there were insufficient shares to share settle the contracts. On April 1, 2007, due to the milestone-related provisions, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants were reset to a price $0.7453 per share, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008. As a result of a June 2009 financing in which the Company issued shares of common stock and warrants, the conversion price of our debentures and the exercise price of the Series D Warrants was adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the Series D Warrants (including the warrants the Company issued to the placement agent in the financing) were increased by an aggregate of 2,281,109 Series D warrants. Our outstanding Series A 10% Convertible Debentures originally became due on November 7, 2008.  As of June 30, 2011, an aggregate of $3,461,795 in principal amount of the Series A Debentures have been converted into 8,730,037 shares of common stock, an aggregate of $663,043 in interest amount have been converted into 2,675,576 shares of common stock, and an aggregate of 1,779,596 Series D Warrants have been exercised resulting in the issuance of 1,284,964 shares of common stock. Accordingly, as of June 30, 2011, an aggregate of $1,688,205 of principal amount of the debentures remain unconverted, and 4,995,222 Series D Warrants remain unexercised. Proceeds of the two offerings were used for the purpose of hiring new personnel, research and development, registration expenses, for general working capital purposes, and repaying $200,000 in loans made to us by Mr. Michael W. Trudnak, our Chairman and CEO.

On October 15, 2010, we entered into an agreement with our two remaining Series A Debenture holders to amend and effect a restructuring of the debentures that originally became due on November 7, 2008. Under the amendment agreement, the Company and two debenture holders agreed: (i) to an extension of the maturity date of the debentures to June 30, 2011, (ii) that the $1,688,205 of outstanding principal amount will not bear interest from July 1, 2010 through the new maturity date, (iii) that, in exchange for the payment in cash of amounts of accrued but unpaid regular interest of approximately $638,163, and waived all additional interest and late fees, liquidated damages and certain other amounts due under the debentures (“Interest and Default Amounts”) the Company issued an aggregate of 2,552,653 shares of common stock, (iv) that all claims with regard to the payment of the Interest and Default Amounts and all prior events of default under the Debentures and breaches of any covenant, agreement, term or condition (“Defaults”) debentures and debenture transaction documents would be waived and the Company was released from any claims with respect to the Additional Interest and Late Fees of approximately $773,314, and Default Amounts of approximately $2,541,739, and prior Defaults Events, (v) to terminate the registration rights agreements between the Company and each debenture holder, and (vi) that the Company may force a conversion of the debentures if our common stock equals or exceeds certain price and volume conditions.

Also under the Debenture amendment agreement, the Debenture holders agreed, commencing March 3, 2011, that the Company may force a conversion of the Debentures.  Although, there were no such conversions of our debentures during the six months ended June 30, 2011.  Such a forced conversion may only be effected once every 90 days and the ability of the Company to force any such conversion is subject to certain equity conditions, which conditions were amended under the terms of the Debenture Amendment Agreement in accordance with the following:

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

The principal amount of our outstanding Series A convertible debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Failure to pay the principal amount of the Debentures when due constitutes an event of default under the debentures and failure to remit the principal and other amounts may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law. As of the date of this report, the holders have not sought to enforce their rights under the debentures. We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension. Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance. Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

Prior to the Debenture amendment agreement and absent a default, the Debentures bore interest at the rate of 10% per annum.  The Debenture agreement, as amended on October 15, 2010, continues to permit the payment of interest due under the Debentures in cash or registered shares of our common stock. If we elected to pay the interest due in shares of our common stock, the number of shares to be issued in payment of interest is determined on the basis of 85% of the lesser of the daily volume weighted average price of our common stock as reported by Bloomberg LP (“VWAP”) for the five trading days ending on the date that is immediately prior to (a) date the interest is due or (b) the date such shares are issued and delivered to the holder. We could pay interest in shares of our common stock only if the equity conditions, described below, have been met during the 20 consecutive trading days prior to the date the interest is due and through the date the shares are issued.  The payment of interest in shares of our stock, the redemption of the Debentures and the occurrence of certain other events, was subject to a requirement that certain equity conditions (“equity conditions”) were met, as follows: (i) we have honored all conversions and redemptions of a Debenture by the holder, (ii) we have paid all liquidated damages and other amounts due to the holder, (iii) the registration statement covering the resale of the shares underlying the Debentures and Series D Warrants is effective permitting a holder to utilize the registration statement to resell its shares, (iv) our stock is traded on the OTC Bulletin Board or other securities exchange and all of the shares upon conversion or exercise of the Debentures and Series D Warrants are listed for trading, (v) we have sufficient authorized but unreserved shares of our common stock to cover the issuance of the shares upon conversion or exercise of the Debentures and Series D Warrants, (vi) there is no event of default under the Debentures, (vii) the issuance of the shares would not violate a holder’s 4.99% or 9.99% ownership restriction cap, (viii) we have not made a public announcement of a pending merger, sale of all of our assets or similar transaction or a transaction in which a greater than 50% change in control of the Company may occur and the transaction has not been consummated, (ix) the holder is not in possession of material public information regarding us, and (x) the daily trading volume of our shares for 20 consecutive trading days prior to the applicable date exceeds 100,000 shares. Under the terms of the Debenture Amendment Agreement, (A) the equity condition in (iii) above was amended to provide that such condition is met if, in the alternative, the shares issuable upon conversion of the Debentures may then be resold pursuant to Rule 144 without restriction or limitation and the Company has delivered to a holder an opinion of the Company’s counsel that such resale may legally be made and provided the holder has furnished a representation letter reasonable acceptable to the Company’s counsel that the holder is not an “affiliate” for purposes of Rule 144; (B) the equity condition in (vi) above was amended to except an event of default that has previously been waived; and (C) the equity condition in (x) above was amended to except circumstances where another volume condition is applicable.

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

An event of default may occur under the Debentures if (a) the Company defaults in the payment of principal or, liquidated damages , (b) the Company fails to materially observe or perform a covenant or agreement in the Debentures, (c) a default or event of default occurs under any other transaction document related to the financing or in any other material agreement to which the Company is a party that results in a material adverse effect on the Company, (d) any representation or warranty the Company made to investors in the transaction documents related to the financing is materially untrue or incorrect, (e) a bankruptcy event occurs with regard to the Company, (f) the Company defaults on any other loan, mortgage, or credit arrangement that involves an amount greater than $150,000 and results in the obligation becoming declared due prior to the due date, (g) the Company’s common stock is not eligible for quotation on the OTC Bulletin Board or other exchange on which the Company’s shares are traded, (h) a transaction occurs in which the control of the Company changes, the Company effects a merger or consolidation, the Company sells substantially all of the assets, a tender offer is made for the Company’s shares, the Company reclassify their shares or a compulsory share exchange, or the Company agrees to sell more than 33% of the assets, unless the Company receives the consent of holders of 67% of then outstanding principal of the Company’s Debentures, (i) the Company fails to deliver certificates for shares to be issued on conversion within seven trading days, (j) the Company has a judgment against it for more than $150,000.  We have agreed to compensate a holder of a Debenture in the event our transfer agent fails to deliver shares upon conversion of the Debentures within three trading days of the date of conversion, and the holder’s broker is required to purchase shares of our common stock in satisfaction of a sale by a holder.

As outlined above, the Series D Warrants and placement agent warrants are exercisable at the same price as the conversion price of the debentures. If certain milestones are not met, the exercise price of such warrants may be reset. Also, the exercise price may be adjusted under anti-dilution and other price reset provisions contained in the warrants.  The warrants initial exercise price of $1.15634 was reset to $0.7453 on April 1, 2007, due to the milestone-related provisions, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008. As a result of a June 2009 financing, in which the Company issued shares of common stock and warrants below the then current exercise price of the Series D Warrants, the exercise price of the outstanding Series D Warrants and placement agent warrants were adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the outstanding Series D Warrants and the placement agent warrants, issued under the Debenture agreement, were increased to an aggregate of 6,889,848 shares.

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

The conversion price of the Debentures and the exercise price of the Series D Warrants or the number of shares to be issued upon conversion or exercise of the Debentures and Series D Warrants are subject to adjustment in the event of a stock dividend, stock split, subdivision or combination of our shares of common stock, reclassification, sales of our securities below their then conversion or exercise price (“subsequent equity sales anti-dilution adjustment provisions”), a subsequent rights offering, or a reclassification of our shares. Also, if we effect a merger or consolidation with another company, we sell all or substantially all of our assets, a tender offer or exchange offer is made for our shares, or we effect a reclassification of our shares or a compulsory share exchange, a holder that subsequently converts its Debenture will be entitled to receive the same kind and amount of securities, cash or property as if the shares it is entitled to receive on the conversion had been issued and outstanding on the date immediately prior to the date any such transaction occurred.  Except as discussed above, no such events have occurred through the date of this report.

We are not required to make an adjustment to the conversion or exercise price or the number of shares to be issued upon conversion or exercise of the Debentures and Series D Warrants pursuant to the subsequent equity sales anti-dilution adjustment provisions related to an “exempt issuance,” which is defined as: (A) any stock or options that are issued under our stock option plans or are approved by a majority of non-employee directors and issued (i) to employees, officers or directors or (ii) to consultants, but only if the amount issued to consultants does not exceed 400,000 shares in a 12 month period, (B) securities issued under the Debentures or Series D Warrants, (C) shares of common stock issued upon conversion or exercise of, or in exchange for, securities outstanding on the date we entered into the securities purchase agreement, (D) the issuance of the Midtown placement agent’s warrants or the shares underlying the placement agent’s warrants, or (E) the issuance of securities in an acquisition or strategic transaction approved by our disinterested directors.   Under the Debenture Amendment Agreement, commencing October 15, 2010, Debenture holders agreed that an “exempt issuance” shall also include the issuance of stock or common stock equivalents authorized and approved in advance by the Company’s disinterested directors at a price per share or at a conversion or exercise price per share equal to or greater than $0.25.

In connection with our Series A Debenture financing, we entered into a registration rights agreement with purchaser of our debentures pursuant to which we agreed we would use our best efforts to file a registration statement under the Securities Act within 45 days of the first closing to permit the public resale by debenture holders of the shares that may be issued upon conversion of the Debentures and upon exercise of the Series D Warrants, including the shares of our common stock underlying the Debentures to be issued at the second closing. Pursuant to the amendments we entered into with the current debenture holders on October 15, 2010, the debenture holders agreed to terminate their registration rights agreements with us. Accordingly, we are not required to register or maintain the registration of the shares underlying the Series A Debentures and Series D warrants held be such debenture holders; however, the Company continues to be obligated under the terms of the Registration Rights Agreement that the Company entered into with each purchaser that has fully converted its Debenture but continues to hold Series D Warrants.

We also granted to each purchaser of the Debentures and Series D Warrants the right to participate in any offering by us of common stock or common stock equivalents until the later of (i) 12 months after the effective date of the registration statement and (ii) the date a purchaser holds less than 20% of the principal amount of the Debenture the purchaser originally agreed to purchase, except for an exempt issuance or an underwritten public offering of our common stock.  Purchasers may participate in such an offering up to the lesser of 100% of the future offering or the aggregate amount subscribed for under the securities purchase agreement by all purchasers. Although such common stock offerings have occurred, the Debenture holders have notified the Company that they do not want to participate in any future financings.

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

Midtown Partners & Co., LLC acted as placement agent for the financing pursuant to the terms of a Placement Agent Agreement, dated July 14, 2006, between us and Midtown. At the first closing, we paid or issued the following compensation to Midtown for its services as placement agent in connection with the offering: (i) sales commissions in the amount of $180,250; (ii) non-accountable expense reimbursement and legal fees of $30,000 of which $10,000 was paid prior to closing, (iii) placement agent’s warrants to purchase an aggregate of 623,520 shares (one half of the placement agent warrants were exercisable on November 6, 2006 and the remaining one-half became exercisable on April 12, 2007). The second closing took place on April 12, 2007, at which time we paid the following compensation to Midtown for its services as placement agent in connection with the offering: (i) sales commissions in the amount of $180,250; (ii) non-accountable expense reimbursement and legal fees equal to 1% of the second closing or $25,750, (iii) the placement agent’s warrants to purchase an aggregate of 311,760 shares (the remaining one-half of the placement agent’s warrants). The Midtown placement agent’s warrants were initially exercisable at a price of $1.15634 per share for a period of five years from the date they become exercisable, the exercise price was reset as disclosed above for the convertible debentures, contain a piggyback registration right, a cashless exercise provision and are substantially identical to the warrants issued to purchasers in the Debenture and Warrant offering.  As a result of the June 2009 financing, the exercise price of the placement agent’s warrants were adjusted under the anti-dilution provisions of such warrants to a price of $0.25 per share and the number of shares underlying the placement agent’s warrants would be increased to an aggregate of 1,019,828 shares.

The securities, including certain securities issued to Midtown, were not registered under the Securities Act of 1933 or any state laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

2006 through 2010 Short-Term Promissory Notes, Related Party

On April 21, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, our Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned the Company $200,000. The Company issued a non-negotiable promissory note, dated effective April 21, 2006, to Mr. Trudnak in the principal amount of $200,000. The note is unsecured, non-negotiable and non-interest bearing. The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default. The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum. The note is not assignable by Mr. Trudnak without our prior consent. The Company may prepay the note in whole or in part upon ten days notice. On October 21, 2006, Mr. Trudnak extended the due date of the loan to December 31, 2006. Subsequently, on October 3 and October 18, 2006, Mr. Trudnak loaned the Company $102,000 and $100,000, respectively, on substantially the same terms as the April 21, 2006 loan, except that each loan is due six months after the date thereof. Accordingly, following such additional loans, the Company owed an aggregate of approximately $402,000 to Mr. Trudnak. On November 10, 2006, Mr. Trudnak extended the due dates of such loans to May 31, 2007, except that $100,000 of the April 21, 2006, loan becomes due upon the Company raising $2,500,000 in financing after November 6, 2006, and the remaining amount of $202,000 of such loans become due upon the Company raising an aggregate of $5,000,000 in financing after November 6, 2006, and prior to May 31, 2007. Following the first closing of our Debenture and Series D Warrant financing on November 8, 2006, the Company repaid $100,000 on November 20, 2006, in principal amount of the April 1, 2006 loan, and paid an additional $100,000 to Mr. Trudnak on April 17, 2007 upon the second closing of our Debenture and Series D Warrant financing. On May 31, 2007, Mr. Trudnak extended the due dates of the remaining loans to May 31, 2008. Although, the anticipated payment of $202,000 had not been made, and Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008, for total outstanding notes of $226,000.  Subsequently, the maturity date of the outstanding loans was extended to May 31, 2009, then to May 31, 2010, and subsequently to June 30, 2011. On June 30, 2011, the outstanding loans were extended to December 31, 2011.  The Company repaid an aggregate of $108,900 of the notes during 2010, and repaid an aggregate $26,200 during the six months ended

June 30, 2011, resulting in an outstanding balance at June 30, 2011 of $90,900. The terms of the above transaction were reviewed and approved by the Company’s audit committee and by the independent members of our Board of Directors.

Financing Arrangements

2011 Securities Purchase Agreement

On February 23, 2011, the Company entered into a Securities Purchase Agreement (the “SPA”) with an institutional accredited investor for an investment up to $1,000,000, subject to certain stock price and volume conditions.  Subsequently on February 24, 2011, we sold to the institutional investor at the first closing of the private placement of securities, an aggregate of 600,000 shares of common stock, and 600,000 common stock purchase warrants to purchase an aggregate of 600,000 shares of common stock, for gross proceeds of $150,000 ($136,000 net of certain expenses and sales commissions in the amount of $14,000). The warrants are exercisable at a price of $0.25 per share for a period of five years after the date of issuance, contain a cashless exercise provision and other customary provisions. Also, we issued to a broker an aggregate of 72,000 placement agent’s warrants as compensation in connection with the offering. The placement agent’s warrants are under the same terms and conditions as those issued to the institutional investor.

In addition, under the SPA, the investor has agreed to provide additional financing to us by purchasing shares of our common stock at seven subsequent closings and in the following amounts; i) at a second closing to be held one month following the first closing, an amount of shares equal to forty percent (40%) of the total number of shares traded during normal hours during the twenty (20) trading days immediately preceding such closing, ii) at a third closing to be held one month following the second closing, an amount of shares equal to thirty percent (30%) of the total number of shares traded during normal hours during the twenty (20) trading days immediately preceding such closing, ii) at a fourth closing to be held one month following the third closing, an amount of shares equal to twenty percent (20%) of the total number of shares traded during normal hours during the twenty (20) trading days immediately preceding such closing, and iv) at each of four additional subsequent closings to be held one month following the immediately preceding closing, an amount of shares equal to ten percent (10%) of the total number of shares traded during normal hours during the twenty (20) trading days immediately preceding the subsequent closing. The investor agreed to purchase our shares at each subsequent closing for a price per share equal to the lower of an amount equal to: (a) 60% of the volume weighted average of actual trading prices of the shares for the ten (10) consecutive trading days immediately prior to a date of the applicable closing and (b) 64% of the volume weighted average of actual trading prices of the shares for the trading day immediately prior to the applicable closing date.  If, under this calculation, the price of a share at a subsequent closing does not exceed a floor price of $0.25, the investor will not be obligated to purchase our shares at that closing.  The failure to hold a closing will not impact the holding of the subsequent closings. Also, the investor will not be obligated to purchase shares at a closing if such purchase would cause them to beneficially own in excess of 9.99% of our shares. The stock price and volume conditions were not met for the first five closings (March through July 2011), and there can be no assurance our shares will satisfy such conditions in connection with the remaining two closing (August and September 2011).

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

We have agreed to pay the investor’s counsel with regard to the first closing in the amount of $25,000, $5,000 of which was paid at the first closing and $5,000 will be paid at each of the first four subsequent closings.  As mentioned above, the five subsequent closing did not take place since the stock price and volume conditions were not met.  Therefore, the Company did not pay the four additional $5,000 payments towards the investor’s counsel. We have also agreed to pay additional fees for their counsel for each subsequent closing in the amount of $2,500. A broker acted as placement agent for the offering.  Under the terms of a Non-Circumvention and Compensation Agreement, dated January 12, 2011, between the Company and the broker, in connection with the offering, we agreed to pay or issue the broker at a closing a placement fee equal to 6% of the proceeds received by us at the closing and placement agent’s warrants equal to 6% of the shares sold at the closing (including the shares underlying the Warrants).

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

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current of future effect upon our financial condition or results of operations as of June 30, 2011 and December 31, 2010.

Financial Condition, Going Concern Uncertainties and Events of Default

During the six-months ended June 30, 2011, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Our independent registered public accounting firm’s report on the consolidated financial statements included herein, and in our annual report on Form 10-K for the year ended December 31, 2010, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

On October 15, 2010, we entered into an agreement with our two remaining Series A Debenture holders to amend and effect a restructuring of the debentures that originally became due on November 7, 2008. Under the amendment agreement, the Company and two debenture holders agreed: (i) to an extension of the maturity date of the debentures to June 30, 2011, (ii) that the $1,688,205 of outstanding principal amount will not bear interest through the new maturity date, (iii) that, in lieu of and in exchange for the payment in cash of amounts of accrued but unpaid regular interest, additional interest and late fees, liquidated damages and certain other amounts due under the debentures (“Interest and Default Amounts”), the Company issued an aggregate of 2,552,653 shares of common stock, (iv) that all claims with regard to the payment of the Interest and Default Amounts and all prior events of default under the Debentures and breaches of any covenant, agreement, term or condition (“Defaults”) under the debentures and debenture transaction documents would be waived and the Company was released from any claims with respect thereto, (v) to terminate the registration rights agreements between the Company and each debenture holder, and (vi) that the Company may force a conversion of the debentures if our common stock equals or exceeds certain price and volume conditions. There were no such conversions of our debentures during the six months ended June 30, 2011.

The principal amount of our outstanding Series A convertible debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Failure to pay the principal amount of the Debentures when due constitutes an event of default under the debentures and failure to remit principal and other amounts may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law. As of the date of this report, the holders have not sought to enforce their rights under the debentures. We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension. Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance. Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

As of June 30, 2011, we have outstanding trade and accrued payables of $1,226,777, other accrued liabilities of $513,274, and accrued salaries due to our employees and management of $5,405,201. Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $90,900.

During February 2010, the Company sold securities for gross proceeds of $200,000 (or $197,000, net of commission and expenses of $3,000) to certain accredited investors at a series of closings, and issued an aggregate of 800,000 shares of common stock, and 800,000 Class Q Warrants. The Class Q Warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire three years after the date of issuance.  Also, on February 23, 2011, the Company entered into a Securities Purchase Agreement (the “SPA”) with an institutional accredited investor for an investment up to $1,000,000. Subsequently on February 24, 2011, the Company sold to the institutional investor at the first closing of the private placement of securities, an aggregate of 600,000 shares of common stock, and

600,000 common stock purchase warrants to purchase an aggregate of 600,000 shares of common stock, for gross proceeds of $150,000 ($136,000 net of certain expenses and sales commissions in the amount of $14,000). The warrants are exercisable at a price of $0.25 per share for a period of five years after the date of issuance; contain piggyback registration rights, a cashless exercise provision, and certain anti-dilution and other customary provisions. Also, we issued to a broker an aggregate of 72,000 placement agent’s warrants as compensation in connection with the offering. The placement agent’s warrants are under the same terms and conditions as those issued to the institutional investor. The institutional investor has agreed to purchase additional shares if pre-established stock price and volume conditions are met during the seven months following the closing.  The stock price and volume conditions for the first five (5) closings were not met, and there can be no assurance our shares will satisfy such conditions in connection with the two (2) remaining closings.

As of June 30, 2011, we had a cash balance of $15,670.  Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities. Currently, we are spending or incurring (and accruing) expenses of approximately $325,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees.  Management believes that we will require aggregate of approximately $3,900,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

In view of the our limited revenues to date, the Company has relied and continues to rely substantially upon equity and debt financing to fund its ongoing operations, including the research and development conducted in connection with its products and conversion of accounts payable for stock. The proceeds from our financings are insufficient to fund our operations, pay our trade payables, repay our unconverted debentures, or accrued and unpaid wages to our employees.  Therefore, the debentures holders, our employees, or trade creditors may seek to enforce payment of amounts due to them, and our results of operations and financial condition could be materially and adversely affected and we may be unable to continue our operations.  Also, in the event we are unable to pay our employees, we may suffer further employee attrition. There can be no assurances that we will be successful in our efforts to raise any additional financing, any bank borrowing, and research or grant funding. Moreover, in view of the current market price of our stock, we may have limited or no access to the capital markets. Furthermore, under the terms of our agreements with the debenture holders, we are subject to restrictions on our ability to engage in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is below the current conversion price or is based upon the trading price of our securities after initial issuance or otherwise subject to re-set. In view of the foregoing, we may be required to curtail operations significantly, or obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

During the six months ended June 30, 2011, although our total stockholders’ deficit decreased by $881,920 to $9,282,595, our consolidated net loss for the period was $230,173, mainly due to the change in the fair value of the derivative liability that reduced net loss by $1,215,508. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence. Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

Significant Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented.  For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Except as disclosed in Note 2 of our 2010 Form 10-K, there have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the six-month period ended June 30, 2011.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. There were no international revenues in the six-month period ended June 30, 2011. International activities were mostly from our Signature Mapping™ revenue opportunities in South Africa and India. Therefore, we may be exposed to foreign exchange rate fluctuations as the Company continues to pursue the revenue opportunities outside the United States.  As exchange rates vary, results when translated may vary from expectations and adversely impact overall expected profitability. As of June 30, 2011, the Company’s foreign currency exposure is related to accounts payable trade in the amount of $30,371.

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

Risks Related to Our Company and Our Operations

We have incurred substantial debt which could affect our ability to obtain additional financing and may increase our vulnerability to business downturns. We were unable to repay our Series A Debentures when they become due.

As of June 30, 2011, the aggregate principal under our outstanding Series A Debentures was $1,688,205, which matured on June 30, 2011. Also, we have outstanding trade and accrued payables of $1,226,777, other accrued liabilities of $513,274, and accrued salaries due to our employees and management of $5,405,201. Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $90,900. We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the outstanding principal in the event the debenture holders make a demand for payment; it may be more expensive and difficult to obtain additional financing; and we are more vulnerable to economic downturns.

We did not make timely payment of outstanding principal when due under our Series A Convertible Debentures, and failure to make such payment is an event of default under the debentures.  We have insufficient cash resources to repay the amounts due to our debenture holders.

The principal amount of our outstanding Series A convertible debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Failure to pay the principal amount of the Debentures when due constitutes an event of default under the debentures and failure to remit principal and other amounts may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law. As of the date of this report, the holders have not sought to enforce their rights under the debentures. We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension. Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance. Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

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

During the six months ended June 30, 2011, although our total stockholders’ deficit decreased by $881,920 to $9,282,595, our consolidated net loss for the period was $230,173, mainly due to the change in the fair value of the derivative liability that reduced our net loss by $1,215,508. During 2011, our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception. Although we have obtained cash from certain financings, we continue to have outstanding loans from our chief executive officer of approximately $90,900, and accrued and unpaid salaries of our executive officers in the amount of $2,316,603 and to other employees of $3,088,598. In the event we are unable to pay our employees, we may continue to experience further employee attrition which could materially adversely affect our business and operations, including our ongoing research and development activities. As of June 30, 2011, we employed six full-time employees, and two prior full-time employees that continue to support the Company on a part-time as needed basis, although their return to full-time is uncertain.  We also have 10 employees that are on a temporary leave of absence, and their return is also uncertain.

Dilutive effect of conversion of Series A Senior Convertible Debentures, exercise of Series D Warrants and Midtown placement agent’s warrants, and other warrants.

Under a securities purchase agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock.  On November 8, 2006, the Company issued to the institutional investors an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants.  On April 12, 2007, the Company issued at a second closing, an additional $2,575,000 in principal amount of the Series A Debentures, which followed the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants. The Company allocated proceeds from each closing to the embedded conversion features of the Series A Debentures and Series D Warrants that were recognizable as a liability under generally accepted accounting principles. We also issued during the first closing an aggregate of 623,520 common stock purchase warrants to the placement agent as compensation in the offering, which were upon terms substantially similar to the Series D Warrants. One-half of the Series D Warrants (2,226,854 warrants) and the placement agent warrants (311,760 warrants) became exercisable on November 8, 2006 and expire on November 8, 2011. The remaining one-half of the Series D Warrants (2,226,855 warrants) and the placement agent warrants (311,760 warrants) became exercisable on April 12, 2007 and expire on April 12, 2012. The Series D Warrants and the placement agent’s warrants may be exercised via a cashless exercise if certain conditions are met. Due to milestone-related adjustments, the initial exercise price of $1.15634 may be reset and the maximum number of shares to be issued under the debentures was indeterminable as of December 31, 2007. The Company considered ASC 815-40 (formerly EITF 00-19, relating to the provisions for Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock), and concluded that there were insufficient shares to share settle the contracts. On April 1, 2007, due to the milestone-related provisions, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants were reset to a price $0.7453 per share, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008. As a result of a June 2009 financing in which the Company issued shares of common stock and warrants, the conversion price of our debentures and the exercise price of the Series D Warrants was adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the Series D Warrants (including the warrants the Company issued to the placement agent in the financing) were increased by an aggregate of 2,281,109 Series D warrants. Our outstanding Series A 10% Convertible Debentures originally became due on November 7, 2008.  As of June 30, 2011, an aggregate of $3,461,795 in principal amount of the Series A Debentures have been converted into 8,730,037 shares of common stock, an aggregate of $663,043 in interest amount have been converted into 2,675,576 shares of common stock, and an aggregate of 1,779,596 Series D Warrants have been exercised resulting in the issuance of 1,284,964 shares of common stock. Accordingly, as of June 30, 2011, an aggregate of $1,688,205 of principal amount of the debentures remain unconverted, and 4,995,222 Series D Warrants remain unexercised. Proceeds of the two offerings were used for the purpose of hiring new personnel, research and development, registration expenses, for general working capital purposes, and repaying $200,000 in loans made to us by Mr. Michael W. Trudnak, our Chairman and CEO.

As of June 30, 2011, approximately 18,521,956 warrants (including the warrants exercisable by the debenture holders) may be exercised pursuant to the cashless exercise provisions of such warrants, which may be subsequently resold as “restricted securities” under the provisions of Rule 144 under the Securities Act. Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.

Our directors and named executive officers own a substantial percentage of our common stock.

As of June 30, 2011, our directors and executive officers beneficially owned approximately 23.6% of our shares of common stock.  Accordingly, our directors, executive officers and two most highly compensated employees are entitled to cast an aggregate of 10,871,752 votes on matters submitted to our stockholders for a vote or approximately 12.7% of the total number of votes entitled to be cast at a meeting of our stockholders. These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders. These matters would include the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may discourage or prevent someone from acquiring our business.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

The principal amount of our outstanding Series A convertible debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Failure to pay the principal amount of the Debentures when due constitutes an event of default under the debentures and failure to remit the principal and other amounts may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law. As of the date of this report, the holders have not sought to enforce their rights under the debentures. We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension. Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance. Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

ITEM 5.     OTHER INFORMATION

Not Applicable

ITEM 6.     EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Incorporated by Reference	Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)	X
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)	X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)	X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)	X
101	XBRL interactive data to be filed by amendment in accordance to Rule 101

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

Date: August 18, 2011