Form 10-Q
period 2011-09-30
Applied Visual Sciences, Inc.
filed 2011-11-18
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

_______________________________

FORM 10-Q

(Mark One)

 X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

At November 14, 2011, 87,600,694 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

42

ITEM 4.    CONTROLS AND PROCEDURES

42

PART II. OTHER INFORMATION

43

ITEM 1.     LEGAL PROCEEDINGS

43

ITEM 1A.  RISK FACTORS

43

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

45

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

45

ITEM 5.     OTHER INFORMATION

46

ITEM 6.     EXHIBITS

46

SIGNATURES

47

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 6,790	$ 4,874
Accounts receivable	-	69,527
Prepaid expenses	5,593	19,281
Total current assets	12,383	93,682

Equipment, net	237,308	286,772

Other Assets
Other noncurrent assets	11,122	11,122
Intangible assets, net	353,949	365,173
Total assets	$ 614,762	$ 756,749

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 1,785,606	$ 1,766,870
Other accrued liabilities	5,649,480	5,021,712
Notes payable and advances, related parties	95,900	117,100
Notes payable	10,000	-
Convertible debentures	2,025,846	1,688,205
Derivative liabilities - embedded conversion feature of debentures	675,282	2,228,431
Total current liabilities	10,242,114	10,822,318

Common shares subject to repurchase, stated at estimated redemption value; 282,704 shares outstanding at December 31, 2010
	-	98,946

Stockholders' Equity (Deficit)
Convertible preferred stock, $0.20 par value; authorized 1,000,000 shares
Shares issued and outstanding at September 30, 2011 - none
Shares issued and outstanding at December 31, 2010 - none	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares
Shares issued and outstanding at September 30, 2011 - 85,999,243
Shares issued and outstanding at December 31, 2010 - 82,212,233	85,999	82,212
Additional paid-in capital	81,521,952	80,242,987
Accumulated comprehensive income	63,354	63,354
Deficit accumulated	(91,298,657)	(90,553,068)
Total stockholders' equity (deficit)	(9,627,352)	(10,164,515)
Total liabilities and stockholders' equity (deficit)	$ 614,762	$ 756,749

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010

Net revenues	$ -	$ -	$ 6,589	$ 20,273

Cost of sales	-	-	-	14,785

Gross profit	-	-	6,589	5,488

Selling, general and administrative expense	515,202	917,089	1,967,472	3,433,091

Operating loss	(515,202)	(917,089)	(1,960,883)	(3,427,603)

Other income (expense)	(214)	82,847	1,215,294	(1,137,656)

Net loss	$ (515,416)	$ (834,242)	$ (745,589)	$ (4,565,259)

Net loss per common share
Basic and diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.07)

Weighted average common shares outstanding
Basic and diluted	85,642,411	69,158,567	84,743,568	65,571,074

Other comprehensive income
Comprehensive income - beginning of period	$ 63,354	$ 63,354	$ 63,354	$ 62,481
Cumulative translation adjustments	-	-	-	873

Comprehensive income - end of period	$ 63,354	$ 63,354	$ 63,354	$ 63,354

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (745,589)	$ (4,565,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72,762	86,358
Stock-based compensation expense	393,276	984,929
Fair value of warrants issued - derivative instruments	-	38,550
Revaluation of derivative instrument expense (income)	(1,553,149)	1,004,923
Revaluation of debenture default provision expense (income)	337,641	(45,477)
Gain on settlement of debt	-	(265,600)
Other noncash (stock issued in lieu of interest paid)	-	93,858
Changes in operating assets and liabilities:
Decrease in accounts receivable	69,527	9,958
Decrease in prepaid expenses	13,688	9,898
Increase in accounts payable	311,386	609,663
Increase in accrued expenses	792,647	962,275
Increase in deferred revenue	-	41,305
Net cash flows used in operating activities	(307,811)	(1,034,619)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(5,970)	(42,773)
Investment in patents	(6,103)	(28,936)
Net cash flows used in investing activities	(12,073)	(71,709)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	333,000	1,022,280
Proceeds from exercise of stock warrants	-	262,500
Proceeds from short-term convertible notes payable	10,000	27,138
Reduction of short-term notes payable, net of additional notes, related party	(21,200)	(88,200)
Net cash flows provided by financing activities	321,800	1,223,718

Effect of exchange rate changes on cash and cash equivalents	-	390

Net increase in cash and cash equivalents	1,916	117,780
Cash and cash equivalents at beginning of the period	4,874	8,707

Cash and cash equivalents at end of the period	$ 6,790	$ 126,487

Supplemental disclosure of cash flow information:
Remeasurement of common stock subject to repurchase	$ -	$ (53,714)
Reclassification of common stock previously subject to repurchase	98,946	2,733
Conversion of short-term convertible notes to common stock	-	427,500
Conversion of convertible debenture to common stock	-	652,138
Common stock issued under cashless warrant exercise	-	147,058
Conversion of accounts payable and other accrued liability to common stock	292,650	-
Conversion of accrued wages to common stock	11,340	-
Conversion of accrued wages for exercise of employee stock options	153,539	-

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

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Positions or Emerging Issue Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASUs”).The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

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

The Company operates in North America, Africa, and Asia.  In general, revenues are attributed to the country in which the contract originates. Revenue for the nine months ended September 30, 2011, of $6,589 was from the sale of hardware and related, specifically freight, duty and taxes reimbursed by the customer for a shipment of TBDx™.  Revenue for the same period ended September 30, 2010 was $20,273 from research activities of our security product/services.

Segment and Geographic Information	Three Months Ending		Nine Months Ending
	September 30		September 30
	2011	2010	2011	2010
Net revenues:
The Americas:
Software licenses	$ -	$ -	$ -	$ -
Research funding	-	-	-	20,273
Maintenance and support	-	-	-	-
Hardware and related	-	-	6,589	-
The Americas	-	-	6,589	20,273

United Kingdom:
Software licenses	-	-	-	-
Research funding	-	-	-	-
Maintenance and support	-	-	-	-
Hardware and related	-	-	-	-
United Kingdom	-	-	-	-
Total net revenues	$ -	$ -	$ 6,589	$ 20,273

Cost of sales:
The Americas:
Software licenses	$ -	$ -	$ -	$ -
Research funding	-	-	-	14,785

Maintenance and support	-	-	-	-
Hardware and related	-	-	-	-
The Americas	-	-	-	14,785

United Kingdom:
Software licenses	-	-	-	-
Research funding	-	-	-	-
Maintenance and support	-	-	-	-
Hardware and related	-	-	-	-
United Kingdom	-	-	-	-
Total cost of sales	$ -	$ -	$ -	$ 14,785

Operating (loss):
The Americas:
Software licenses	$ (515,202)	$ (917,374)	$ (1,967,472)	$ (3,428,868)
Research funding	-	285	-	1,589
Maintenance and support	-	-	-	-
Hardware and related	-	-	6,589	-
The Americas	(515,202)	(917,089)	(1,960,883)	(3,427,279)

United Kingdom:
Software licenses	-	-	-	-
Research funding	-	-	-	-
Maintenance and support	-	-	-	(324)
Hardware and related	-	-	-	-
United Kingdom	-	-	-	(324)
Total operating (loss)	$ (515,202)	$ (917,089)	$ (1,960,883)	$ (3,427,603)

Depreciation and amortization:
The Americas:
Software licenses	$ 24,354	$ 23,165	$ 72,762	$ 86,034
Research funding	-	-	-	-
Maintenance and support	-	-	-	-
Hardware and related	-	-	-	-
The Americas	24,354	23,165	72,762	86,034

United Kingdom:
Software licenses	-	-	-	-
Research funding	-	-	-	-
Maintenance and support	-	-	-	324
Hardware and related	-	-	-	-
United Kingdom	-	-	-	324
Total depreciation and amortization	$ 24,354	$ 23,165	$ 72,762	$ 86,358

Total assets:
The Americas			$ 614,762	$ 829,922
United Kingdom			-	-
Total			$ 614,762	$ 829,922

Long-lived assets, net:
The Americas			$ 591,257	$ 667,454
United Kingdom			-	-
Total			$ 591,257	$ 667,454

Long-lived assets, net: Consists of software, goodwill, patents, property and equipment, and other noncurrent assets.

Stock-Based Compensation

The Company has two active equity compensation plans which include the Amended and Restated 2003 Stock Incentive Plan and the 2009 Stock Compensation Plan (collectively, the “Plans”). A total of 50,000,000 shares have been reserved for issuance under these Plans in the form of stock-based awards to employees, non-employee directors and outside consultants of the Company, of which 27,253,538 shares remain available for issuance thereunder as of September 30, 2011. The grant of awards under the Plans require approval by the Compensation Committee of the Board of Directors of the Company (or the Board of Directors, in the absence of such a committee) (the “Committee”), and the Committee is authorized under the Plans to take all actions that it determines to be necessary or appropriate in connection with the administration of the Plans.

The Company adopted the provisions of ASC 718-10, “Share-Based Payment” to account for its share-based payments. ASC 718-10 requires all share-based payments to employees or to non-employee directors as compensation for service on the Board of Directors to be recognized as compensation expense in the consolidated financial statements based on the estimated fair values of such payments, and the related expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience within separate groups of employees. The fair value of each option granted was estimated on the date of grant using the Black-Scholes Merton option pricing model (Black-Scholes model). In accordance with ASC 718-10, the Company recognized total stock-based compensation expense for employees and non-employee members of the Board of Directors for the nine months ended September 30, 2011 of $164,241, and $755,837 for the same period during 2010. All options granted during the nine months ended September 30, 2011 were at fair value, and the related compensation expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures.

The Company accounts for stock options granted to non-employees in accordance with ASC 718-10 and ASC 505-50, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services.” ASC 505-50 establishes the measurement principles for transactions in which equity instruments are issued in exchange for the receipt of goods or services. The Company has relied upon the guidance provided under ASC 505-50 to determine the measurement date and the fair value re-measurement principles to be applied, and recognizes as an expense the estimated fair value of such options as calculated using the Black-Scholes model.  The fair value is remeasured during the service period at each balance sheet date, and is amortized over the service period to vesting for each option or the term of the recipient’s contractual arrangement, whichever is shorter. The Company recognizes compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate. Total stock-based compensation expense for consultants during the nine months ended September 30, 2011 and 2010 were $229,035 and $215,392, respectively. All options granted during the nine months ended September 30, 2011 were at fair value, and the related compensation expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures.

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

Factors considered in granting stock options included: (i) the general policy during the past five, and in the foreseeable future, of not increasing base salaries of all employees, (ii) the performance of employees, (iii) the employees’ increasing responsibilities in a dynamic, and shrinking organization, and (iv) the accomplishments achieved by the Company during the prior year.  The 2003 Plan has been the principal method for our employees and executive officers to acquire equity interests in the Company. We believe that the annual aggregate value of these awards should be set near competitive median levels for comparable companies.  We may provide a greater portion of total compensation to our executives and employees through stock options given the general policy of not increasing base salaries in the foreseeable future. Our Compensation Committee administers the 2003 Plan based on the above factors, and the Committee approved the grant of stock options to all current employees, including its named executives, during 2007 through 2009 as an incentive for continued contributions in moving our product development efforts forward.  Stock options were not granted to employees, including its named executives, during 2010 and the first nine months of 2011 as the Company did not achieve the desired results during 2009 and 2010. Also, the Compensation Committee, based on management’s recommendation and discussions with the Committee, may grant stock options to new employees.  There were no stock options granted to new employees during the first nine months of 2011, since there were no new employees hired during this period.

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

The Compensation Committee did not grant any stock options under the 2003 Plan during the nine months ended September 30, 2011. As of September 30, 2011, the Company has reserved under the 2003 Plan, 15,439,731 shares to be issued upon exercise of outstanding options, and 12,255,969 shares were available for future awards.  Compensation expense for stock options granted is recognized over the requisite service period, which is typically the period over which the stock-based compensation awards vest. In anticipation of implementation of SFAS 123R, we accelerated the vesting of the outstanding options in December 2005, prior to adopting SFAS 123R.  We applied the guidance of SAB 107 in conjunction with the adoption of SFAS 123R.  This acceleration was for all employees, including the named executive officers.

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

Stock Options Exercised under the 2003 Plan

Summary of stock option activity under the 2003 Plan for the nine months ended September 30, 2011 issued to employees, non-employee members of the Board of Directors and consultants is as follows:

Fiscal Year and Activity	Weighted- Average Exercise Price	Number of Options
Outstanding December 31, 2010	$ 0.32	16,394,681

Fiscal 2011 activity
Granted	-	-
Exercised ($0.30)	0.30	(511,800)
Cancelled ($0.30)	0.30	(443,150)
Outstanding September 30, 2011	0.32	15,439,731

Reserved for future issuance at September 30, 2011		12,255,969

The following table summarizes additional information about the 2003 Plan stock options outstanding at September 30, 2011:

Issued and Outstanding				Exercisable
Type of Option and Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Yrs)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Price
Nonqualified Stock Options $0.30 (1) (5)	1,410,000	2.2	$ 0.30	1,410,000	$ 0.30
Nonqualified Stock Options $0.30 (2) (5)	44,000	3.3	0.30	44,000	0.30
Incentive Stock Options $0.15 - $4.05 (3)	802,042	4.1	0.85	802,042	0.85
Incentive Stock Options $0.15 - $0.30 (4) (5)	13,183,689	6.2	0.29	13,183,689	0.29
Total	15,439,731	5.7	$ 0.32	15,439,731	$ 0.32

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

The following is a summary of the number and type of awards granted to, or exercised or forfeited by, employees, non-employee members of the Board of Directors and consultant pursuant to the Company’s 2009 Stock Compensation Plan for the nine months ended September 30, 2011.

	Weighted-Average Grant or Exercise Price Per Share

Fiscal Year and Activity		Number of Shares
Reserved for future issuance as of December 31, 2010		15,929,563

Fiscal 2011 activity:
Common stock awards	$ 0.19	931,994
Restricted stock awards	-	-
Restricted stock rights	-	-
Non-qualified stock options	-	-
Issued during 2011	0.19	931,994

Reserved for future issuance as of September 30, 2011		14,997,569

Stock options or restricted stock rights outstanding		-

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. For financial statement purposes, depreciation is provided on the straight-line method over the estimated useful life of the asset ranging from 3 to 10 years.

	(Unaudited)
Asset (Useful Life)	September 30, 2011	December 31, 2010

Software (3 years)	$ 84,224	$ 84,224
Computer equipment (3 to 5 years)	330,961	324,991
Furniture and fixtures (7 to 10 years)	488,239	488,239
Equipment (7 to 10 years)	79,627	79,627
	983,051	977,081
Less accumulated depreciation	745,743	690,309
Equipment, net	$ 237,308	$ 286,772

Depreciation expense for property and equipment was $55,434 and $70,095 in the nine months ended September 30, 2011 and 2010, respectively, and is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Goodwill and Other Intangible Assets

Intangible Assets – Intangible assets consist of acquired software and patents. Under ASC 350, “Goodwill and Other Intangible Assets,” such assets acquired including software technology is considered to have a finite life.  Management has estimated the useful life to be 5 years and amortized such costs on a straight-line basis over this period. In addition, ASC 985-20, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” requires the Company to consider whether or not the software technology is impaired using a net realizable value analysis based on projected discounted cash flows. The Company prepared this analysis as of September 30, 2011, and concluded that the intangible assets are not impaired.  Patent acquisition costs pertaining to the Company’s 3i technology that covers its PinPoint™ and Signature Mapping™ intellectual property (technology not acquired through acquisition), have been capitalized and are being amortized over the 20-year legal life of the patents. The Company has been granted by the United States Patent & Trademark Office (“USPTO”) five patents related to its 3i technology.  The Company evaluates the periods of amortization continually to determine whether later events or circumstances require revised estimates of useful lives. The Company’s intangible acquired software technology was fully amortized as of December 31, 2009. Therefore, there was no amortization costs associated with acquired software during the nine months ended September 30, 2011 and 2010, respectively. Amortization expense for patent acquisition costs was $17,328 and $16,263 during the nine months ended September 30, 2011 and 2010, respectively, and is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations. The Company anticipates incurring additional patent acquisition costs during 2011.

Excess of Purchase Price over Net Assets Acquired (Goodwill) – The Company follows the provisions of ASC 805-10, “Business Combinations” and ASC 350-10, “Goodwill and Other Intangible Assets.” These statements establish financial accounting and reporting standards for acquired goodwill.  Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. Effective January 1, 2002, with the adoption of ASC 350-10, goodwill must be evaluated for impairment and is no longer amortized. Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired. To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets. There was no goodwill on the consolidated balance sheet of the Company during Fiscal 2010 and the nine months ended September 30, 2011, as a net realizable value analysis was made for goodwill in prior years and such asset was considered fully impaired during those prior years. Therefore, there was no amortization expense of goodwill during the nine months ending September 30, 2011 or during the same period in 2010.

Impairment of Excess Purchase Price over Net Assets Acquired – The Company follows the provisions of ASC 350-10 “Goodwill and Other Intangible Assets” for the impairment of goodwill. The Company determines impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill. Impairment is tested annually or whenever indicators of impairment arise.  There was no goodwill on the consolidated balance sheet of the Company during Fiscal 2010 and the nine months ended September 30, 2011, as a net realizable value analysis was made for goodwill in prior years and such asset was considered fully impaired during those prior years.

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

Nine Months Ended September 30, 2011
	Beginning Period Cost	Additions		Reductions	Net Book Value
Intangibles with finite lives:
Software technology	$ -	$ -		$ -	$ -
Patent acquisition costs	365,173	6,103	11,541	17,327	353,949
	$ 365,173	$ 6,103		$ 17,327	$ 353,949

Recently Issued Accounting Pronouncement

In September 2011, the Financial Accounting Standards Board (“FASB”) amended its authoritative guidance related to testing goodwill for impairment.  Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before performing Step 1 of the goodwill impairment test.  If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the two-step impairment test would be required.  This guidance becomes effective in the beginning of the Company’s fiscal 2012, with early adoption permitted.  The Company is currently evaluating the guidance, which is not expected to have an impact on the Company’s consolidated financial statements.

In June 2011, the FASB amended its authoritative guidance related to the presentation of comprehensive income, requiring entities to present items of net income and other comprehensive income either in one continuous statement or in two separate consecutive statements.  This guidance becomes effective in the beginning of the Company’s fiscal 2013.  The Company is currently evaluating the impact of adopting this guidance but believes that it will result only in changes in the presentation of its consolidated financial statements and will not have a material impact on the Company’s results of operations, financial position or cash flows.

In May 2011, the FASB amended its authoritative guidance related to fair value measurements to provide a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards.  This guidance clarifies the application of existing fair value measurement and expands the existing disclosure requirements.  This guidance becomes effective in the beginning of the Company’s fiscal 2012.  This guidance is not expected to have a material impact on the Company’s results of operations, financial position or cash flows, but may require certain additional disclosures.

In December 2010, the FASB amended its authoritative guidance related to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more-likely-than-not that goodwill impairment exists.  In determining whether it is more-likely-than-not that goodwill impairment exists, consideration should be made as to whether there are any adverse qualitative factors indicating that an impairment may exist.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, the Company adopted FASB ASU No. 2010-06, “Fair Value Measurement and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. The adoption of this standard did not materially impact the financial statements.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

(3)

Financial Condition, Going Concern Uncertainties and Events of Default

During the nine-months ended September 30, 2011, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Our independent registered public accounting firm’s report on the consolidated financial statements included herein, and in our annual report on Form 10-K for the year ended December 31, 2010, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

On October 15, 2010, we entered into an agreement with our two remaining Series A Convertible Debenture holders to amend and effect a restructuring of the debentures that originally became due on November 7, 2008. Under the amendment agreement, the Company and two debenture holders agreed: (i) to an extension of the maturity date of the debentures to June 30, 2011, (ii) that the $1,688,205 of outstanding principal amount will not bear interest through the new maturity date, (iii) that, in lieu of and in exchange for the payment in cash of amounts of accrued but unpaid regular interest, additional interest and late fees, liquidated damages and certain other amounts due under the debentures (“Interest and Default Amounts”), the Company issued an aggregate of 2,552,653 shares of common stock, (iv) that all claims with regard to the payment of the Interest and Default Amounts and all prior events of default under the debentures and breaches of any covenant, agreement, term or condition (“Defaults”) under the debentures and debenture transaction documents would be waived and the Company was released from any claims with respect thereto, (v) to terminate the registration rights agreements between the Company and each debenture holder, and (vi) that the Company may force a conversion of the debentures if our common stock equals or exceeds certain price and volume conditions. There were no such conversions of our debentures during the nine months ended September 30, 2011.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law. We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension. Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance. Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense. We remeasured the default amount as of September 30, 2011 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

As of September 30, 2011, we have outstanding trade and accrued payables of $1,313,775, other accrued liabilities of $472,045, and accrued salaries due to our employees and management of $5,649,266. Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $95,900, and $10,000 short-tern note from an investor.

During February 2010, the Company sold securities for gross proceeds of $200,000 (or $197,000, net of commission and expenses of $3,000) to certain accredited investors at a series of closings, and issued an aggregate of 800,000 shares of common stock, and 800,000 Class Q Warrants. The Class Q Warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire three years after the date of issuance.  Also, on February 23, 2011, the Company entered into a Securities Purchase Agreement (the “SPA”) with an institutional accredited investor for an investment up to $1,000,000. Subsequently on February 24, 2011, the Company sold to the institutional investor at the first closing of the private placement of securities, an aggregate of 600,000 shares of common stock, and 600,000 common stock purchase warrants to purchase an aggregate of 600,000 shares of common stock, for gross proceeds of $150,000 ($136,000 net of certain expenses and sales commissions in the amount of $14,000). The warrants are exercisable at a price of $0.25 per share for a period of five years after the date of issuance; contain piggyback registration rights, a cashless exercise provision, and certain anti-dilution and other customary provisions. Also, we issued to a broker an aggregate of 72,000 placement agent’s warrants as compensation in connection with the offering. The placement agent’s warrants are under the same terms and conditions as those issued to the institutional investor. The institutional investor agreed to purchase additional shares if pre-established stock price and volume conditions were met during the seven months following the closing, although no such closing took place as the stock price and volume conditions were not met.

As of September 30, 2011, we had a cash balance of $6,790.  Subsequently and through November 16, 2011, we received from certain accredited investors, $11,000 from the issuance and sale of common stock and warrants in a private offering, and $400,000 from the issuance of 12-month promissory notes.  Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities. Currently, we are spending or incurring (and accruing) expenses of approximately $325,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees.  Management believes that we will require aggregate of approximately $3,900,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures, we shall be required to raise additional financing. Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

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

During the nine months ended September 30, 2011, although our total stockholders’ deficit decreased by $537,163 to $9,627,352, our consolidated net loss for the period was $745,589, mainly due to the change in the fair value of the derivative liability that reduced net loss by $1,553,149. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence. Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

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

Other Common Stock Issued Including Exercises of Warrants and Options

During July through September 2011, employees exercised an aggregate of 244,918 stock options using outstanding accrued wages that resulted in the aggregate issuance of 244,918 shares of common stock for a reduction in accrued wages of $73,475. Common stock was increased by $245 for the par value of the shares and paid-in capital increased by $73,230.

During July through September 2011, the Company issued to a consultant an aggregate of 285,265 shares of common stock as compensation in lieu of cash for services rendered. The shares were issued under the 2009 Stock Compensation Plan. Common stock was increased by $285 for the par value of the shares and paid-in capital was increased by approximately $41,066. Stock compensation expense of $41,351 was also recorded.

During July 2011, the Company agreed to convert $50,000 of outstanding accounts payable to a consultant for 200,000 shares of common stock under the 2009 Stock Compensation Plan. The conversion price was $0.25. Common stock was increased in the aggregate of $200 for the par value of the shares, and paid-in capital was increased in the aggregate of $49,800.

On July 29, 2011, the Company issued 125,000 shares of common stock to a consultant as compensation for business advisory services. The shares were issued under the 2009 Stock Compensation Plan.  Common stock was increased by $125 for the par value of the shares, $17,375 to paid-in capital, with an offset to deferred compensation for the fair value on the date of issuance of $17,500. The Company will record consulting expense over the six-month service period in accordance with ASC 505-50 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As a result, consulting expense of $5,833 was recorded during the three months ended September 30, 2011 and $3,334 was applied to paid-in-capital for the remeasurement of deferred compensation during the same period.

During April through June 2011, employees exercised an aggregate of 165,882 stock options using outstanding accrued wages that resulted in the aggregate issuance of 165,882 shares of common stock for a reduction in accrued wages of $49,765. Common stock was increased by $166 for the par value of the shares and paid-in capital increased by $49,599.

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

During January through March 2011, an employee exercised an aggregate of 101,000 stock options that resulted in the aggregate issuance of 101,000 shares of common stock for cash proceeds to the Company of $30,300. Common stock was increased by $101 for the par value of the shares and paid-in capital increased by $30,199.

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

Other Common Stock Warrants Issued or Forfeited

On August 13, 2011, the Company cancelled an aggregate of 600,000 common stock purchase warrants that expired. The fair value of the warrants on their date of issuance was $1,056,000.

During April through June 2011, the Company cancelled an aggregate of 447,652 common stock purchase warrants that expired. The fair value of the warrants on their date of issuance was $21,589.

The Company has issued warrants as compensation to its bridge note holders, placement agents and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.  The table below shows by category, the warrants issued and outstanding at September 30, 2011.

Common Stock Purchase Warrants	Number of Warrants Outstanding and Exercisable	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Note and debenture holders	1,312,056	November 2006	$0.25	November 2011
	1,362,057	April 2007	0.25	April 2012
	10,000	December 2007	0.70	December 2012
	18,293	February 2009	0.41	February 2014
	1,140,555	June 2009	0.25	November 2011

	1,140,554	June 2009	0.25	April 2012
	150,000	January 2010	0.25	January 2015
	78,750	September 2010	0.25	September 2015
	5,212,265

Private placement investors	864,798	July 2007	1.17	July 2012
	312,500	August 2007	0.80	December 2011
	937,500	August 2007	1.75	August 2012
	1,500,000	February 2008	0.70	February 2013
	214,285	March 2008	0.75	March 2013
	2,142,850	April 2008	0.70	April 2013
	2,682,553	Sept to December 2008	0.41	Sept to Dec 2013
	4,358,981	January to April 2009	0.41	Jan to April 2014
	1,050,000	June to July 2009	0.25	June to July 2014
	3,631,973	August 2009	0.25	July to Dec 2013
	214,285	September 2009	0.41	December 2012
	2,499,007	Oct to Dec 2009	0.25	Oct to Dec 2014
	3,299,568	March to June 2010	0.25	March to June 2015
	3,881,907	July to September 2010	0.25	July to September 2015
	5,301,345	Oct to December 2010	0.25	Oct to December 2015
	400,000	Nov to December 2010	0.50	Nov to December 2013
	800,000	February 2011	0.25	February 2014
	600,000	February 2011	0.25	February 2016
	34,691,552

Placement agents	311,760	November 2006	0.25	November 2011
	311,760	April 2007	0.25	April 2012
	47,564	July 2007	1.17	July 2012
	198,154	June 2009	0.25	November 2011
	198,154	June 2009	0.25	April 2012
	272,827	June 2009	0.45	June 2014
	108,000	July 2009	0.25	July 2014
	205,000	December 2009	0.28	December 2014
	72,000	February 2011	0.25	February 2016
	1,725,219

Consultants	60,000	February 2008	0.54	February 2013
	200,000	December 2009	0.25	December 2014
	63,000	June to August 2009	0.25	June to August 2014
	14,000	August 2010	0.25	August 2015
	14,000	September 2010	0.28	September 2015
	128,000	December 2010	0.50	December 2013
	479,000

Total Warrants Issued/Outstanding	42,108,036

As of September 30, 2011, approximately 18,521,956 of the above warrants may be exercised pursuant to the cashless exercise provisions of such warrants and, if so exercised, the shares may be subsequently resold under the provisions of Rule 144 under the Securities Act. Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.

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

On October 25, 2011, the United States Patent & Trademark Office (“USPTO”), issued to the Company a sixth patent, Patent No. 8,045,805, titled “Method for Determining Whether a Feature of Interest Anomaly is Present in an Image”, which is related to our underlying “intelligent imaging informatics” (3i™) technology for our core products.

On October 19, 2011, the Company issued 150,000 shares of common stock to a consultant as compensation for financial advisory services. Common stock was increased by $150 for the par value of the shares, paid-in capital was increased by $13,350 for the fair value of the shares, and consulting stock-based compensation expense was recorded for $13,500.

On October 17, 2011, the Company, through its Signature Mapping Medical Sciences, Inc. subsidiary, received its first sales order for three automated tuberculosis diagnostic systems (“TBDx™”) from Aurum Institute for Health Research in South Africa. The total value of the order is $210,000. The TBDx™ systems will be deployed in mobile laboratory environments as part of a project aimed at bringing diagnosis and treatment closer to the point-of-care. The TBDx™ systems are being procured through funding by the U.S. President’s Emergency Plan for AIDS Relief (“PEPFAR”).

During the period of October through November 16, 2011, the Company issued twelve-month promissory notes to a total of two accredited investors’ in the aggregate principal amount of $400,000. The twelve-month notes accrue interest at a rate of 12% per annum. The Company also issued to the note holders an aggregate of 400,000 shares of common stock.  The relative fair value of the common stock of $34,800 was recorded as a discount to the notes payable and will be amortized over the term of the notes, common stock was increased by $400 for the par value of the shares, and $34,400 was applied to paid-in-capital.

From October 18 to November 16, 2011, employees converted $60,585 of accrued and unpaid wages for 718,979 shares of common stock. Common stock was increased by $719 for the par value of the shares, paid-in capital was increased by $59,866, and accrued wages was reduced by the fair value of the stock of $60,585.

On October 11, 2011, the Company sold to an accredited investor an aggregate of 44,000 shares of common stock and 88,000 Class Q Warrants for gross proceeds of $11,000. The Class Q Warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire three years after the date of issuance. Common stock was increased by $44 for the par value of the shares and $10,956 to paid-in capital.

From October 7 to November 16, 2011, the Company issued to a consultant an aggregate of 288,472 shares of common stock as compensation in lieu of cash for services rendered. The shares were issued under the 2009 Stock Compensation Plan. Common stock was increased by $288 for the par value of the shares and paid-in capital was increased by approximately $26,021. Stock compensation expense of $26,309 was also recorded.

(7)

Fair Value Measurement

The Company determines the fair value of its derivatives that are classified as liabilities, on a recurring basis using significant unobservable inputs.  The fair value measurement of these liabilities is consistent with ASC 820, "Fair Value Measurements"  ASC 820 did not have an impact on the consolidated financial position or results of operations; however, the required disclosure for the nine months ended September 30, 2011 is as follows:

Liabilities Measured at Fair Value	Convertible Notes and Debentures, Net of Discount (1)	Embedded Conversion Feature of Debentures (2)	Total
Beginning balance as of December 31, 2010	$ 1,688,205	$ 2,228,431	$ 3,916,636
Initial event of default provision in interest expense	337,641	-	337,641
Revaluation (gain)/loss in interest expense	-	(1,553,149)	(1,553,149)
Ending balance as of September 30, 2011	$ 2,025,846	$ 675,282	$ 2,701,128

Total (gain)/loss from revaluation of derivatives and event of default included in earnings for the period and reported as an adjustment to interest	$ 337,641	$ (1,553,149)	$ (1,215,508)

(1) The balance as of September 30, 2011, includes $1,688,205 for the outstanding convertible debentures issued November 8, 2006 and April 12, 2007, and an additional amount of $337,641 for the event of default provision under the debentures October 15, 2010 amendment agreement.

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

As of the date of this report, we were granted by the United States Patent & Trademark Office (“USPTO”) six patents, all of which are related to our underlying 3i technology. We also have eight pending patents applications (U.S. and foreign) and one U.S. provisional patent application that further cover the implementation of our core 3i technology.  We cannot provide assurance that any or all of the remaining patent applications or the provisional application will be issued patents, or that they will not be challenged, or that rights granted to us would actually provide us with an advantage over our competitors.  Prior art searches have been conducted and, based on the results of these searches; we believe that we do not infringe any third party patents identified in the searches.

Date Granted	Patent No.	Patent Description
February 17, 2009	7,492,937	System and Method for Identifying Objects of Interest in Image Data
February 24, 2009	7,496,218	System and Method for Identifying Objects of Interest in Image Data
October 19, 2010	7,817,833	System and Method for Identifying Feature of Interest in Hyperspectral Data
November 23, 2010	7,840,048	System and Method for Determining Whether There is an Anomaly in Data
March 15, 2011	7,907,762	Method of Creating a Divergence Transform for Identifying a Feature of Interest in Hyperspectral Data
October 25, 2011	8,045,805	Method for Determining Whether a Feature of Interest Anomaly is Present in an Image

On October 15, 2010, we entered into an agreement with our two remaining Series A Convertible Debenture holders to amend and effect a restructuring of the debentures that originally became due on November 7, 2008. Under the amendment agreement, the Company and two debenture holders agreed: (i) to an extension of the maturity date of the debentures to June 30, 2011, (ii) that the $1,688,205 of outstanding principal amount will not bear interest through the new maturity date, (iii) that, in lieu of and in exchange for the payment in cash of amounts of accrued but unpaid regular interest, additional interest and late fees, liquidated damages and certain other amounts due under the debentures (“Interest and Default Amounts”), the Company issued an aggregate of 2,552,653 shares of common stock, (iv) that all claims with regard to the payment of the Interest and Default Amounts and all prior events of default under the debentures and breaches of any covenant, agreement, term or condition (“Defaults”) under the debentures and debenture transaction documents would be waived and the Company was released from any claims with respect thereto, (v) to terminate the registration rights agreements between the Company and each debenture holder, and (vi) that the Company may force a conversion of the debentures if our common stock equals or exceeds certain price and volume conditions. There were no such conversions of our debentures during the nine months ended September 30, 2011.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law. We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension. Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance. Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense. We remeasured the default amount as of September 30, 2011 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

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

Recent Developments - Signature Mapping™

August 2011 - The clinical research trials for TBDx™ were completed in South Africa. They formally remained open until all of the analyses had been completed by the Principal Investigator. The Principal Investigator and members of the Scientific Advisory Board have completed and submitted an abstract describing the performance results of the TBDx™ research trials.  Additionally the Principal Investigator is drafting the paper that will be submitted to the Public Library of Science (http://www.plos.org/) describing the clinical trial and the technology performance results. The protocol established for this clinical research requires all performance results to be embargoed until they can be publicly presented to the scientific community. However, the results of TBDx™ are promising and are expected to have a substantial impact on the workload and screening for TB in the South Africa.

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

Principal Offices

The Company entered into a lease on April 13, 2010 for approximately 3,269 square feet of office space, for a monthly lease payment of $5,585, and expired on April 30, 2011. Although the lease did not contain a renewal option, the landlord agreed to an extension of the lease for an additional six months at the same monthly lease payment of $5,585.  Therefore, the extension expires on October 31, 2011. Although the extension does not contain a renewal option, we are negotiating with the landlord to extend the lease. Due to our financial condition and limited cash, we may be unable to obtain a lease for new office space or on terms that are acceptable to us. The Company’s principal offices are located at 250 Exchange Place, Suite H, Herndon, Virginia 20170. Our telephone number at such address is (703) 464-5495.

Results of Operations

Three months Ended September 30, 2011 Compared to the Three months Ended September 30, 2010

The following analysis reflects the condensed consolidated results of operations of the Company and its subsidiaries.

Net Revenues.  There were no revenues for the three month period ended September 30, 2011, and the same period in 2010.

Cost of Sales.  There was no cost of sales for the three months ended September 30, 2011, and the same period in 2010.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended September 30, 2011, decreased $401,887 (43.8%) to $515,202 for 2011, as compared to $917,089 for the same period in 2010. The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the three-month period ended September 30.

	Three Months Ended September 30
	2011	2010	$ Change	% Change

Payroll and related costs	$ 236,770	$ 440,368	$ (203,598)	(46.2)
Professional fees	87,262	127,182	(39,920)	(31.4)
Research and development costs	57,821	47,598	10,223	21.5
Insurance costs	19,021	22,302	(3,281)	(14.7)
Rent - building and equipment	18,374	16,812	1,562	9.3
Travel and related	5,077	10,838	(5,761)	(53.2)
Miscellaneous expenses	19,339	25,743	(6,404)	(24.9)
Depreciation and amortization	24,354	23,165	1,189	5.1
Stock-based compensation	47,184	203,081	(155,897)	(76.8)
Total	$ 515,202	$ 917,089	$ (401,887)	(43.8)

Payroll and related costs, which includes salaries, commissions, taxes and benefits, decreased $203,598 (46.2%), due to 11 employees being on temporary leave of absence, although they continue to support the Company on an as needed basis. The Company currently employs six full-time and one part-time employee, compared to 14 full-time employees for the same period in 2010.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees decreased for the three months ended September 30, 2011 versus the same period last year by $39,920 (31.4%) due to: (i) a decrease in legal fees of $42,551 for services not incurred during the current year for compliance reporting, debt restructuring, corporate structure and related name change, (ii) increase in general consultants and investor relations services of $6,822 due to greater services provided in 2011, (iii) an increase in accounting services by $1,000 due to changes in rates, and (iv) a net decrease of $5,191 for various miscellaneous services and fees.

Research and development (“R&D”) costs increased for the three months ended September 30, 2011, compared to the same period last year by $10,223 (21.5%), due to increased R&D activities for Signature Mapping TBDx™ project of $10,223 (21.5%) for development activities to increase the capabilities of the automated system and migrate the technology for Ziehl-Neelsen staining process.

Insurance costs in the three months ended September 30, 2011, were $19,021 compared to $22,302 for the same period in 2010, a decrease of $3,281 (14.7%).

Rent increased by $1,562 (9.3%) to $18,374 in the three months ended September 30, 2011, as compared to $16,182 for the same period in 2010.

Travel and entertainment expense for the three months ended September 30, 2011 of $5,077 compared to the same period for 2010 of $10,838, or a decrease of $5,761 (53.2%). During the third quarter of 2011, the Company decreased its travel costs associated with our Signature Mapping TBDx™ activities in South Africa and India by greater utilization of electronic communication than travel as we increased our business development and sales activities.

Miscellaneous expense decreased by $6,404 (24.9%) to $19,339 for the three months ended September 30, 2011, as compared to $25,743 for the same period in 2010. The decrease for the three month period is related to: (i) decreased publication and subscriptions expense of $1,225 not incurred for the period, (ii) decreased postage and overnight service of $2,337, (iii) reduced office supplies and equipment of $3,268 reflecting the reduction in number of employees, and (iv) $426 for an increase in various miscellaneous expenses.

Depreciation and amortization expense in selling, general, and administrative for the three months ended September 30, 2011, of $24,354 compared to the same period for 2010 of $23,165, or a decrease of $1,189 (5.1%).

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee members of our Board of Directors, and consultants in lieu of cash compensation. During the three months ended September 30, 2011, the Company recognized an expense associated with employee stock-based and director’s compensation of $0, and $47,184 of consulting expense. During the same period of 2010, the Company recognized stock-based compensation expense for employees and directors of $151,826 and consultants of $51,255. The decrease in stock-based compensation for employees and non-employee directors of $151,826 (100.0%) is due to no issuance of incentive stock options to: (i) employees in 2010 or 2011, whereas stock options were issued to employees during prior years and amortized over the two year vesting period, and (ii) non-employee directors during 2011, whereas such stock options were issued in 2010 and amortized over the one year vesting period. The decrease in stock-based compensation expense for consultants of $4,071 reflects reduced use of stock-based compensation versus cash compensation for consultants.

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

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income. Other expense for the three months ended September 30, 2011 was $214, compared to other income of $82,847 for the same period last year, for a net reduction of other income of $83,061 (100.3%). There was no interest income from interest bearing accounts for the three months ended September 30, 2011, or for the same period in 2010, due to low average daily cash balances in interest bearing accounts during the periods. The components for the third quarter of 2011 and the variances to the same period in 2010 include: (i) interest expense for the period in 2011of $214, compared to $129,098 for the same period in 2010, or a reduction of $128,884 (99.8%) and is the result of the October 15, 2010 Debenture Amendment Agreement, whereby the $1,688,205 of outstanding principal amount does not bear interest from July 1, 2010 through their maturity on June 30, 2011, nor provides for interest after the maturity date, (ii) an expense in 2011 for the valuation of the default provision of the outstanding debentures of $337,641, or an increase in expense of $233,995 (225.8%), (iii) no expense for the fair value of warrants as inducement to extend short-term notes or conversion for stock, or a decrease of $22,050 (100.0%), and (iv) income of $337,641 from the revaluation of embedded conversion feature of the outstanding debentures, compared to the same period in 2010 of $337,641, or no change in the period from the prior year. Non-cash non-operating items included above for the three months ended September 30, 2011 and 2010 were $0 and an expense of $211,945, respectively.

Net Income (Loss) and Net Income (Loss) per Common Share.  Net loss for the three months ended September 30, 2011 was $515,416, compared to a net loss for the same period in 2010 of $834,242, for a decrease in net loss of $318,826 (38.2%). Net income (loss) for the Company per common share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of shares outstanding. Net income (loss) per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from contingently issuable shares (i.e. common stock purchase warrants and stock options issued and outstanding).

Reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three Months Ended September 30
	2011	2010
Numerator:
Net loss	$ (515,416)	$ (834,242)

Denominator:
Weighted average common shares outstanding - basic & diluted	85,642,411	69,158,567
Weighted average common shares outstanding - Diluted	139,246,542	110,690,895

Net loss per common share:
Basic & diluted	$ (0.01)	$ (0.01)
Diluted	-	(0.01)

Nine months ended September 30, 2011 Compared to the Nine months ended September 30, 2010

The following analysis reflects the condensed consolidated results of operations of the Company and its subsidiaries.

Net Revenues.  Net revenue of $6,589 for the first nine months ended September 30, 2011, was from the sale of hardware and related, specifically freight, duty and taxes reimbursed by the customer for the shipment of TBDx™.  Revenue for the same period ended September 30, 2010, of $20,273 was from research activities of our security product/services and consulting contract with the National Electrical Manufacturers Association (“NEMA”), which is a funded project by the Department of Homeland Security (DHS) for the establishment of the Digital Imaging and Communications in Security (DICOS).

Cost of Sales.  There was no cost of sales for the nine months ended September 30, 2011, compared to $14,785 during the same period in 2010, or a decrease of 14,785 (100.0%). The freight, duty and taxes billed during 2011 were expensed in December 2010. Cost of sales for the nine months ended September 30, 2010 was 72.9% of net revenue for the period, and represents labor and related costs for the funded research and development services.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the nine months ended September 30, 2011, decreased $1,465,619 (42.7%) to $1,967,472 for 2011, as compared to $3,433,091 for the same period in 2010. The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the nine-month period ended September 30.

	Nine Months Ended September 30
	2011	2010	$ Change	% Change

Payroll and related costs	$ 828,179	$ 1,526,793	$ (698,614)	(45.8)
Professional fees	307,837	359,391	(51,554)	(14.3)
Research and development costs	190,535	154,072	36,463	23.7
Insurance costs	65,950	66,362	(412)	(0.6)
Rent - building and equipment	53,387	141,046	(87,659)	(62.1)
Travel and related	17,285	44,550	(27,265)	(61.2)
Miscellaneous expenses	38,261	83,290	(45,029)	(54.1)
Depreciation and amortization	72,762	86,358	(13,596)	(15.7)
Stock-based compensation	393,276	971,229	(577,953)	(59.5)
Total	$ 1,967,472	$ 3,433,091	$ (1,465,619)	(42.7)

Payroll and related costs, which includes salaries, commissions, taxes and benefits, decreased $698,614 (45.8%), due to 11 employees being on temporary leave of absence, although they continue to support the Company on an as needed basis. The Company currently employs six full-time and one part-time employee, compared to 14 full-time employees for the same period in 2010.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees decreased for the nine months ended September 30, 2011 versus the same period last year by $51,554 (14.3%) due to: (i) a decrease in legal fees of $78,373 for services not incurred during the current year for compliance reporting, debt restructuring, corporate structure and related name change, (ii) increase in general consultants and investor relations services of $27,445 due to greater services provided in 2011, (iii) an increase in accounting services by $4,500 representing changes in rates, and (iv) a net decrease of $5,126 for various miscellaneous services and fees.

Research and development (“R&D”) costs increased for the nine months ended September 30, 2011, compared to the same period last year by $36,463 (23.7%), due to: (i) no activities during the period for our PinPoint™ product, or a reduction of $4,669 (100.0%), (ii) increased R&D activities for Signature Mapping TBDx™ project of $41,132 (27.5%) for development activities to increase the capabilities of the automated system and migrate the technology for Ziehl-Neelsen staining process.

Insurance costs in the nine months ended September 30, 2011, were $65,950 compared to $66,362 for the same period in 2010, a decrease of $412 (0.6%).

Rent decreased by $87,659 (62.1%) to $53,387 in the nine months ended September 30, 2011, as compared to $141,046 for the same period in 2010, due to the Company relocating its office, effective May 1, 2010, to a smaller facility of approximately 3,269 square feet of space, whereas our previous office lease was for approximately 15,253 square feet. The fixed monthly rent of $5,585 reduced monthly operating costs by approximately $22,648.

Travel and entertainment expense for the nine months ended September 30, 2011 of $17,285 compared to the same period for 2010 of $44,550, or a decrease of $27,265 (61.2%). The Company decreased its travel costs associated with our Signature Mapping TBDx™ activities in South Africa and India by greater utilization of electronic communication than travel as we increased our business development and sales activities.

Miscellaneous expense decreased by $45,029 (54.1%) to $38,261 for the nine months ended September 30, 2011, as compared to $83,290 for the same period in 2010. The decrease for the nine month period is related to: (i) reduced penalties and late fees of $3,545, (ii) reduction of $3,678 for telephone costs as a result of a renegotiated contract with our service provider, (iii) decreased postage and overnight service of $3,961, (iv) lower mobile phone costs of $4,132 due to reduced travel, (v) reduced business taxes of $4,813, (vi) reduced office supplies and equipment of $6,358 reflecting a reduction in the number of employees, (vii) a decrease in membership and publication fees of $8,011, (viii) a decrease of $14,599 for office relocation costs incurred during 2010 to a new facility under a one year lease, (ix) increased bad debt expense of $1,792 not incurred during the prior year, and (x) an increase in various miscellaneous expenses of $2,276.

Depreciation and amortization expense in selling, general, and administrative for the nine months ended September 30, 2011, of $72,762, compared to the same period for 2010 of $86,358, or a decrease of $13,596 (15.7%). The decrease in depreciation expense is due to acquired assets that became fully depreciated during the 2010 and first quarter 2011.

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee members of our Board of Directors, and consultants in lieu of cash compensation. During the nine months ended September 30, 2011, the Company recognized an expense associated with employee stock-based and director’s compensation of $164,241, and $229,035 of consulting expense. During the same period of 2010, the Company recognized stock-based compensation expense for employees and directors of $755,837 and consultants of $215,392. The decrease in stock-based compensation for employees and non-employee directors of $591,596 (78.3%) is due to no issuance of incentive stock options to: (i) employees in 2010 or 2011, whereas stock options were issued to employees during prior years and amortized over the two year vesting period, and (ii) non-employee directors during 2011, whereas such stock options were issued in 2010 and amortized over the one year vesting period. The increase in stock-based compensation expense for consultants of $13,643 reflects the continued use of stock-based compensation versus cash compensation for consultants.

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

Other Income (Expense).  Other income (expense) includes interest income, interest expense and other non-operating income. Other income for the nine months ended September 30, 2011 was $1,215,294, compared to an expense of $1,137,656 for the same period last year, for a net reduction of other expense of $2,352,950 (206.8%). There was no interest income from interest bearing accounts for the three months ended September 30, 2011, or for the same period in 2010, due to low average daily cash balances in interest bearing accounts during the periods. The components of the nine months ended September 2011 and the variances to the same period in 2010 include: (i) interest expense for 2011 of $214 compared to $405,260 for the same period in 2010, or a decrease of $405,046 (99.9%), as a result of the October 15, 2010 Debenture Amendment Agreement, whereby the $1,688,205 of outstanding principal amount does not bear interest from July 1, 2010 through their maturity on June 30, 2011, nor provides for interest after the maturity date, (ii) an expense of $337,641 for the valuation of the default provision for the outstanding debentures, or a decrease in income of $383,118 (842.4%), (iii) income of $1,553,149 from the revaluation of embedded conversion feature of the outstanding debentures, compared to an expense in 2010 of $1,004,923, or a decrease in other expense of $2,558,072 (254.6%), (iv) no expense for the fair value of warrants as inducement to extend short-term notes or conversion for stock, or a decrease of $38,550 (100.0%), and (v) no gain on settlement of debt for the embedded conversion feature of debentures since there were no conversion during 2011, compared to income for the same period last year of $265,600 (100.0%). Non-cash non-operating income included above for the nine months ended September 30, 2011 was $1,215,508 and non-operating expense for 2010 of $731,963.

Net Income (Loss) and Net Income (Loss) per Common Share.  Net loss for the nine months ended September 30, 2011 was $745,589, compared to a net loss for the same period in 2010 of $4,565,259, for a decrease in net loss of $3,819,670 (83.7%). Net income (loss) for the Company per common share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of shares outstanding. Net income (loss) per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from contingently issuable shares (i.e. common stock purchase warrants and stock options issued and outstanding).

Reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Nine Months Ended September 30
	2011	2010
Numerator:
Net loss	$ (745,589)	$ (4,565,259)

Denominator:
Weighted average common shares outstanding - basic & diluted	84,743,568	65,571,074
Weighted average common shares outstanding - Diluted	139,246,542	110,690,895

Net loss per common share:
Basic & diluted	$ (0.01)	$ (0.07)
Diluted	(0.01)	(0.04)

  LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Nine Months Ended September 30
Category	2011	2010

Net cash provided (used) in operating activities	$ (307,811)	$ (1,034,619)
Net cash provided (used) in investing activities	(12,073)	(71,709)
Net cash provided by financing activities	321,800	1,223,718
Effect of exchange rates on cash and cash equivalents	-	390

Net increase (decrease) in cash	$ 1,916	$ 117,780

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2011, was $307,811, compared with net cash used in operating activities of $1,034,619 during the same period for 2010, or a decrease in the use of cash for operating activities of $726,808 (70.26%). The decrease in the use of cash is due to: (i) lower operating costs of $1,280,217 (48.0%), including but not limited to a decrease in revenue of $13,684 (67.5%), a decrease in cost of sales of $14,785 (100.0%), decreases in selling, general and administrative costs (other than depreciation and amortization, and stock based compensation) of $874,070 (36.8%), and a decrease in net non-operating income and expense (other than noncash items) of $405,046 (99.9%); and (ii) offset by a net decrease in components of operating assets and liabilities of $553,409 (33.9%).

Net Cash Used in Investing Activities

Net cash used in investing activities of $12,073 was for the net purchase of equipment and costs for patent applications for the nine months ended September 30, 2011. This compares with net cash used for the same activities of $71,709 for same period for 2010, or a decrease of $59,636, or 83.2%. The net decrease is comprised of lower equipment costs for the TBDx™ project of $36,803 (86.0%), and an decrease in patent costs of $22,833 (78.9%). The Company anticipates it will continue to incur equipment costs during the current fiscal year ending December 31, 2011, as we design add-on features that extend our current products into other areas, and ongoing patent costs related to further protection of our PinPoint™ and Signature Mapping™ products.

Net Cash Provided by Financing Activities

Net proceeds from financing activities were $321,800 for the nine months ended September 30, 2011, compared with $1,223,718 for the same period in 2010, or a decrease of $901,918 (73.7%). Of the 2011 net proceeds from financing activities, $333,000 (103.5%) was from the issuance of a new equity financing, $10,000 (3.1%) from the issuance of short-term promissory note, and a reduction of cash provided by financing activities of $21,200 (6.6%) for the net reduction of short-term notes payable to an executive of the Company. The decrease in the net cash provided by financing activities is due to (i), a decrease of $689,280 (67.4%) from the issuance of new equity financings, (ii) a reduction of $262,500 (100.0%) from the exercise of warrants, (iii) a reduction of $17,138 (63.2%) from short-term notes payable, and (iv) an increase in use of funds of $26,200 to reduce short-term note payable to an executive of the Company. Management is seeking, and expects to continue to seek to raise additional capital through equity or debt financings or bank borrowings, including through one or more equity or debt financings or bank borrowings to fund its operations, repay or repurchase its debentures, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

Cash and Cash Equivalents

Our cash and cash equivalents increased during the nine months ended September 30, 2011 by $1,916, compared to an increase in cash and cash equivalents during the same period in 2010 of $117,780.  As outlined above, the increase in cash and cash equivalents for the current period was the result of; (i) cash used in operating activities of $307,811, (ii) cash used for the purchase of equipment and patent costs of $12,073, and (iii) an increase in cash by $32,800 from financing activities. The net change in cash and cash equivalents for the nine months ending September 30, 2011, as compared to the same period in 2010, was $115,864 (98.4%), and is the result of (i) a decrease in cash used in operating activities of $726,808 (70.2%), (ii) a decrease from the net purchase of equipment and patent costs of $59,636 (83.2%), (iii) a decrease of $390 (100.0%) from the positive effect of currency exchange rates, and (iv) a decrease in of $901,918 (73.7%) from financing activities.

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

	(Unaudited)
Category	September 30, 2011	December 31, 2010

Cash and cash equivalents	$ 6,790	$ 4,874

Current assets	12,383	93,682
Current liabilities	10,242,114	10,822,318
Working capital (deficit)	$ (10,229,731)	$ (10,728,636)

At September 30, 2011, we had a working capital deficit of $10,229,731, compared with a working capital deficit at December 31, 2010 of $10,728,636, or a decrease in working capital deficit of $498,905 (4.7%). As of September 30, 2011, the Company had cash and cash equivalents of $6,790, as compared to $4,874 on December 31, 2010. For 2011, overall current assets decreased $81,299 (86.8%), including (i) an increase in cash and cash equivalents of $1,916 (39.3%), (ii) a decrease in prepaid expenses of $13,688 (71.0%), and (iii) a decrease in accounts receivable of $69,527 (100.0%). Current liabilities decreased $580,204 (5.4%), with specific decreases in liabilities of $2,031,879, including: (i) $21,200 in notes payable, net of additional notes from a related party, (ii) $164,880 for conversion of accrued wages, (iii) $292,650 for conversion of accounts payable for stock, (iv) $1,553,149 for the reduction of derivative liabilities due to the revaluation of the beneficial conversion feature of the outstanding debentures, (vii) and specific increases in current liabilities of $1,451,675, including: (i) $214 in accrued interest, (ii) $10,000 short-term note payable, (iii) $258,606 in other trade payables, (iv) $337,641 for default provision of the debentures, and (v) $845,214 for the continued accrual of unpaid wages and related expenses for all employees.

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

Other Liabilities

2006 and 2007 Series A Debentures (as Amended on October 15, 2010) and Series D Common Stock Purchase Warrants

Under a securities purchase agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock.  On November 8, 2006, the Company issued to the institutional investors an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants.  On April 12, 2007, the Company issued at a second closing, an additional $2,575,000 in principal amount of the Series A Debentures, which followed the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants. The Company allocated proceeds from each closing to the embedded conversion features of the Series A Debentures and Series D Warrants that were recognizable as a liability under generally accepted accounting principles. We also issued during the first closing an aggregate of 623,520 common stock purchase warrants to the placement agent as compensation in the offering, which were upon terms substantially similar to the Series D Warrants. One-half of the Series D Warrants (2,226,854 warrants) and the placement agent warrants (311,760 warrants) became exercisable on November 8, 2006 and expired on November 8, 2011. The remaining one-half of the Series D Warrants (2,226,855 warrants) and the placement agent warrants (311,760 warrants) became exercisable on April 12, 2007 and expire on April 12, 2012. The Series D Warrants and the placement agent’s warrants may be exercised via a cashless exercise if certain conditions are met. Due to milestone-related adjustments, the initial exercise price of $1.15634 may be reset and the maximum number of shares to be issued under the debentures was indeterminable as of December 31, 2007. The Company considered ASC 815-40 (formerly EITF 00-19, relating to the provisions for Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock), and concluded that there were insufficient shares to share settle the contracts. On April 1, 2007, due to the milestone-related provisions, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants were reset to a price $0.7453 per share, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008. As a result of a June 2009 financing in which the Company issued shares of common stock and warrants, the conversion price of our debentures and the exercise price of the Series D Warrants was adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the Series D Warrants (including the warrants the Company issued to the placement agent in the financing) were increased by an aggregate of 2,281,109 Series D warrants. Our outstanding Series A 10% Convertible Debentures originally became due on November 7, 2008.  As of September 30, 2011, an aggregate of $3,461,795 in principal amount of the Series A Debentures have been converted into 8,730,037 shares of common stock, an aggregate of $663,043 in interest amount have been converted into 2,675,576 shares of common stock, and an aggregate of 1,779,596 Series D Warrants have been exercised resulting in the issuance of 1,284,964 shares of common stock. Accordingly, as of September 30, 2011, an aggregate of $1,688,205 of principal amount of the debentures remain unconverted, and 4,995,222 Series D Warrants remain unexercised. Proceeds of the two offerings were used for the purpose of hiring new personnel, research and development, registration expenses, for general working capital purposes, and repaying $200,000 in loans made to us by Mr. Michael W. Trudnak, our Chairman and CEO.

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

Also under the Debenture amendment agreement, the Debenture holders agreed, commencing March 3, 2011, that the Company may force a conversion of the Debentures.  Although, there were no such conversions of our debentures during the nine months ended September 30, 2011.  Such a forced conversion may only be effected once every 90 days and the ability of the Company to force any such conversion is subject to certain equity conditions, which conditions were amended under the terms of the Debenture Amendment Agreement in accordance with the following:

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

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law. We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension. Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance. Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense. We remeasured the default amount as of September 30, 2011 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

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

2006 through 2010 Short-Term Promissory Notes, Related Party

On April 21, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, our Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned the Company $200,000. The Company issued a non-negotiable promissory note, dated effective April 21, 2006, to Mr. Trudnak in the principal amount of $200,000. The note is unsecured, non-negotiable and non-interest bearing. The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default. The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum. The note is not assignable by Mr. Trudnak without our prior consent. The Company may prepay the note in whole or in part upon ten days notice. On October 21, 2006, Mr. Trudnak extended the due date of the loan to December 31, 2006. Subsequently, on October 3 and October 18, 2006, Mr. Trudnak loaned the Company $102,000 and $100,000, respectively, on substantially the same terms as the April 21, 2006 loan, except that each loan is due six months after the date thereof. Accordingly, following such additional loans, the Company owed an aggregate of approximately $402,000 to Mr. Trudnak. On November 10, 2006, Mr. Trudnak extended the due dates of such loans to May 31, 2007, except that $100,000 of the April 21, 2006, loan becomes due upon the Company raising $2,500,000 in financing after November 6, 2006, and the remaining amount of $202,000 of such loans become due upon the Company raising an aggregate of $5,000,000 in financing after November 6, 2006, and prior to May 31, 2007. Following the first closing of our Debenture and Series D Warrant financing on November 8, 2006, the Company repaid $100,000 on November 20, 2006, in principal amount of the April 1, 2006 loan, and paid an additional $100,000 to Mr. Trudnak on April 17, 2007 upon the second closing of our Debenture and Series D Warrant financing. On May 31, 2007, Mr. Trudnak extended the due dates of the remaining loans to May 31, 2008. Although, the anticipated payment of $202,000 had not been made, and Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008, and $5,000 on September 14, 2011, for cumulative loans of $231,000. Subsequently, the maturity date of the outstanding loans was extended to May 31, 2009, then to May 31, 2010, and subsequently to June 30, 2011. On June 30, 2011, the outstanding loans were extended to December 31, 2011. The Company repaid an aggregate of $108,900 of the notes during 2010, and repaid an aggregate $26,200 during the nine months ended September 30, 2011, resulting in an outstanding balance at September 30, 2011 of $95,900. The terms of the above transaction were reviewed and approved by the Company’s audit committee and by the independent members of our Board of Directors.

2011 Short-Term Promissory Note

On July 14, 2011, the Company issued a promissory note to an accredited investor in the aggregate principal amount of $10,000. The note accrues interest at a rate of 10% per annum. The note matured on September 22, 2011, and was extended to November 30, 2011.

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

In addition, under the SPA, the investor has agreed to provide additional financing to us by purchasing shares of our common stock at seven subsequent closings and in the following amounts; i) at a second closing to be held one month following the first closing, an amount of shares equal to forty percent (40%) of the total number of shares traded during normal hours during the twenty (20) trading days immediately preceding such closing, ii) at a third closing to be held one month following the second closing, an amount of shares equal to thirty percent (30%) of the total number of shares traded during normal hours during the twenty (20) trading days immediately preceding such closing, ii) at a fourth closing to be held one month following the third closing, an amount of shares equal to twenty percent (20%) of the total number of shares traded during normal hours during the twenty (20) trading days immediately preceding such closing, and iv) at each of four additional subsequent closings to be held one month following the immediately preceding closing, an amount of shares equal to ten percent (10%) of the total number of shares traded during normal hours during the twenty (20) trading days immediately preceding the subsequent closing. The investor agreed to purchase our shares at each subsequent closing for a price per share equal to the lower of an amount equal to: (a) 60% of the volume weighted average of actual trading prices of the shares for the ten (10) consecutive trading days immediately prior to a date of the applicable closing and (b) 64% of the volume weighted average of actual trading prices of the shares for the trading day immediately prior to the applicable closing date.  If, under this calculation, the price of a share at a subsequent closing does not exceed a floor price of $0.25, the investor will not be obligated to purchase our shares at that closing.  The failure to hold a closing will not impact the holding of the subsequent closings. Also, the investor will not be obligated to purchase shares at a closing if such purchase would cause them to beneficially own in excess of 9.99% of our shares. The seven subsequent closings, scheduled during March through September 2011, did not take place since the stock price and volume conditions were not met.

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

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current of future effect upon our financial condition or results of operations as of September 30, 2011 and December 31, 2010.

Financial Condition, Going Concern Uncertainties and Events of Default

During the nine-months ended September 30, 2011, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Our independent registered public accounting firm’s report on the consolidated financial statements included herein, and in our annual report on Form 10-K for the year ended December 31, 2010, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

On October 15, 2010, we entered into an agreement with our two remaining Series A Convertible Debenture holders to amend and effect a restructuring of the debentures that originally became due on November 7, 2008. Under the amendment agreement, the Company and two debenture holders agreed: (i) to an extension of the maturity date of the debentures to June 30, 2011, (ii) that the $1,688,205 of outstanding principal amount will not bear interest through the new maturity date, (iii) that, in lieu of and in exchange for the payment in cash of amounts of accrued but unpaid regular interest, additional interest and late fees, liquidated damages and certain other amounts due under the debentures (“Interest and Default Amounts”), the Company issued an aggregate of 2,552,653 shares of common stock, (iv) that all claims with regard to the payment of the Interest and Default Amounts and all prior events of default under the debentures and breaches of any covenant, agreement, term or condition (“Defaults”) under the debentures and debenture transaction documents would be waived and the Company was released from any claims with respect thereto, (v) to terminate the registration rights agreements between the Company and each debenture holder, and (vi) that the Company may force a conversion of the debentures if our common stock equals or exceeds certain price and volume conditions. There were no such conversions of our debentures during the nine months ended September 30, 2011.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law. We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension. Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance. Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense. We remeasured the default amount as of September 30, 2011 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

As of September 30, 2011, we have outstanding trade and accrued payables of $1,313,775, other accrued liabilities of $472,045, and accrued salaries due to our employees and management of $5,649,266. Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $95,900, and $10,000 short-tern note from an investor.

During February 2010, the Company sold securities for gross proceeds of $200,000 (or $197,000, net of commission and expenses of $3,000) to certain accredited investors at a series of closings, and issued an aggregate of 800,000 shares of common stock, and 800,000 Class Q Warrants. The Class Q Warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire three years after the date of issuance.  Also, on February 23, 2011, the Company entered into a Securities Purchase Agreement (the “SPA”) with an institutional accredited investor for an investment up to $1,000,000. Subsequently on February 24, 2011, the Company sold to the institutional investor at the first closing of the private placement of securities, an aggregate of 600,000 shares of common stock, and 600,000 common stock purchase warrants to purchase an aggregate of 600,000 shares of common stock, for gross proceeds of $150,000 ($136,000 net of certain expenses and sales commissions in the amount of $14,000). The warrants are exercisable at a price of $0.25 per share for a period of five years after the date of issuance; contain piggyback registration rights, a cashless exercise provision, and certain anti-dilution and other customary provisions. Also, we issued to a broker an aggregate of 72,000 placement agent’s warrants as compensation in connection with the offering. The placement agent’s warrants are under the same terms and conditions as those issued to the institutional investor. The institutional investor agreed to purchase additional shares if pre-established stock price and volume conditions were met during the seven months following the closing, although no such closing took place as the stock price and volume conditions were not met.

As of September 30, 2011, we had a cash balance of $6,790.  Subsequently and through November 16, 2011, we received from certain accredited investors, $11,000 from the issuance and sale of common stock and warrants in a private offering, and $400,000 from the issuance of 12-month promissory notes.  Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities. Currently, we are spending or incurring (and accruing) expenses of approximately $325,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees.  Management believes that we will require aggregate of approximately $3,900,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures, we shall be required to raise additional financing. Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

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

During the nine months ended September 30, 2011, although our total stockholders’ deficit decreased by $537,163 to $9,627,352, our consolidated net loss for the period was $745,589, mainly due to the change in the fair value of the derivative liability that reduced net loss by $1,553,149. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence. Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

Significant Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented.  For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Except as disclosed in Note 2 of our 2010 Form 10-K, there have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the nine-month period ended September 30, 2011.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. There were no international revenues subject to such market risks during the nine-month period ended September 30, 2011. International activities were mostly from our Signature Mapping™ revenue opportunities in South Africa and India. Therefore, we may be exposed to foreign exchange rate fluctuations as the Company continues to pursue the revenue opportunities outside the United States. As exchange rates vary, results when translated may vary from expectations and adversely impact overall expected profitability. As of September 30, 2011, the Company’s foreign currency exposure is related to accounts payable trade in the amount of $30,371.

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

As of September 30, 2011, the aggregate principal under our outstanding Series A Debentures was $1,688,205, which matured on June 30, 2011. Also, we have outstanding trade and accrued payables of $1,313,775, other accrued liabilities of $472,045, and accrued salaries due to our employees and management of $5,649,266. Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $95,900, and $10,000 short-tern note from an investor. Subsequently through the date of this report, we issued 12-month promissory notes in an aggregate of $400,000. We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the outstanding principal in the event the debenture holders make a demand for payment; it may be more expensive and difficult to obtain additional financing; and we are more vulnerable to economic downturns.

We did not make timely payment of outstanding principal when due under our Series A Debentures, and failure to make such payment is an event of default under the debentures.  We have insufficient cash resources to repay the amounts due to our debenture holders.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law. We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension. Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance. Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense. We remeasured the default amount as of September 30, 2011 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

We have a severe working capital deficit and, in addition to proceeds from financings, we continue to have outstanding loans from our chief executive officer and deferrals of salaries by our executive officer, employees and a consultant/director to indirectly continue to fund operations. In the event we are unable to pay our employees salaries, we may experience employee attrition which could materially and adversely affect our business and operations.

During the nine months ended September 30, 2011, although our total stockholders’ deficit decreased by $537,163 to $9,627,352, our consolidated net loss for the period was $745,589, mainly due to the change in the fair value of the derivative liability that reduced our net loss by $1,553,149. During 2011, our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception. Although we have obtained cash from certain financings, we continue to have outstanding loans from our chief executive officer of approximately $95,900, accrued and unpaid salaries of our executive officers in the amount of $2,507,508 and to other employees of $3,111,894, and outstanding accounts payable to a consultant/director of the Company in the amount of $455,260. In the event we are unable to pay our employees, we may continue to experience further employee attrition which could materially adversely affect our business and operations, including our ongoing research and development activities. As of September 30, 2011, we employed six full-time employees, and one prior full-time employee that continue to support the Company on a part-time as needed basis, although their return to full-time is uncertain.  We also have 11 employees that are on a temporary leave of absence, and their return is also uncertain.

Dilutive effect of conversion of Series A Senior Convertible Debentures, exercise of Series D Warrants and Midtown placement agent’s warrants, and other warrants.

Under a securities purchase agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock.  On November 8, 2006, the Company issued to the institutional investors an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants.  On April 12, 2007, the Company issued at a second closing, an additional $2,575,000 in principal amount of the Series A Debentures, which followed the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants. The Company allocated proceeds from each closing to the embedded conversion features of the Series A Debentures and Series D Warrants that were recognizable as a liability under generally accepted accounting principles. We also issued during the first closing an aggregate of 623,520 common stock purchase warrants to the placement agent as compensation in the offering, which were upon terms substantially similar to the Series D Warrants. One-half of the Series D Warrants (2,226,854 warrants) and the placement agent warrants (311,760 warrants) became exercisable on November 8, 2006 and expired on November 8, 2011. The remaining one-half of the Series D Warrants (2,226,855 warrants) and the placement agent warrants (311,760 warrants) became exercisable on April 12, 2007 and expire on April 12, 2012. The Series D Warrants and the placement agent’s warrants may be exercised via a cashless exercise if certain conditions are met. Due to milestone-related adjustments, the initial exercise price of $1.15634 may be reset and the maximum number of shares to be issued under the debentures was indeterminable as of December 31, 2007. The Company considered ASC 815-40 (formerly EITF 00-19, relating to the provisions for Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock), and concluded that there were insufficient shares to share settle the contracts. On April 1, 2007, due to the milestone-related provisions, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants were reset to a price $0.7453 per share, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008. As a result of a June 2009 financing in which the Company issued shares of common stock and warrants, the conversion price of our debentures and the exercise price of the Series D Warrants was adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the Series D Warrants (including the warrants the Company issued to the placement agent in the financing) were increased by an aggregate of 2,281,109 Series D warrants. Our outstanding Series A 10% Convertible Debentures originally became due on November 7, 2008.  As of September 30, 2011, an aggregate of $3,461,795 in principal amount of the Series A Debentures have been converted into 8,730,037 shares of common stock, an aggregate of $663,043 in interest amount have been converted into 2,675,576 shares of common stock, and an aggregate of 1,779,596 Series D Warrants have been exercised resulting in the issuance of 1,284,964 shares of common stock. Accordingly, as of September 30, 2011, an aggregate of $1,688,205 of principal amount of the debentures remain unconverted, and 4,995,222 Series D Warrants remain unexercised. Proceeds of the two offerings were used for the purpose of hiring new personnel, research and development, registration expenses, for general working capital purposes, and repaying $200,000 in loans made to us by Mr. Michael W. Trudnak, our Chairman and CEO.

As of September 30, 2011, approximately 18,521,956 warrants (including the warrants exercisable by the debenture holders) may be exercised pursuant to the cashless exercise provisions of such warrants, which may be subsequently resold as “restricted securities” under the provisions of Rule 144 under the Securities Act. Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.

Our lease expires in October 31, 2011 and we may not be able to extend our existing lease or obtain a lease for new office space because of our financial condition and limited cash resources.

On April 29, 2011, the Company entered into a six-month extension on its lease for approximately 3,269 square feet of office space, which expires on October 31, 2011. Although the extension does not contain a renewal option, we are negotiating with the landlord to extend the lease. Due to our financial condition and limited cash, we may be unable to obtain a lease for new office space or on terms that are acceptable to us.

Our directors and named executive officers own a substantial percentage of our common stock.

As of the date of this report, our directors and executive officers beneficially owned approximately 23.3% of our shares of common stock.  Accordingly, our directors, executive officers and two most highly compensated employees are entitled to cast an aggregate of 10,915,752 votes on matters submitted to our stockholders for a vote or approximately 12.5% of the total number of votes entitled to be cast at a meeting of our stockholders. These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders. These matters would include the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may discourage or prevent someone from acquiring our business.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of October through November 16, 2011, the Company issued twelve-month promissory notes to a total of two accredited investors’ in the aggregate principal amount of $400,000. The twelve-month notes accrue interest at a rate of 12% per annum. The Company also issued to the note holders an aggregate of 400,000 shares of common stock. The common stock was issued in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

On October 11, 2011, the Company sold to an accredited investor an aggregate of 44,000 shares of common stock and 88,000 Class Q Warrants for gross proceeds of $11,000. The warrants are exercisable at a price of $0.25 per shares; contain a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire thirty-six (36) months from the date of issuance. The common stock and Class Q warrants were issued in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

On October 19, 2011, the Company issued to a consultant 150,000 shares of common stock as compensation for financial advisory services. The Common Stock was issued in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law. We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension. Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance. Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense. We remeasured the default amount as of September 30, 2011 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

ITEM 5.     OTHER INFORMATION

Not Applicable

ITEM 6.     EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

	Incorporated by Reference			Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)			X
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)			X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)			X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)			X
101.INS	XBRL Instance Document			X
101.SCH	XBRL Taxonomy Extension Schema Document			X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document			X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			X

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

Date: November 18, 2011