Form 10-K
period 2011-12-31
Applied Visual Sciences, Inc.
filed 2012-04-16
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

_______________________________

FORM 10-K

(Mark One)

 X       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes __ No  ✓

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes __ No  ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ✓   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ✓   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [✓]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes __ No  ✓

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant was approximately $12,508,308 (the last business day of the registrant’s most recently completed second fiscal quarter), as quoted on the OTC Bulletin Board for the registrant’s Common Stock, $0.001 par value, on June 30, 2011.

At April 10, 2012, 91,198,230 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

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

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends, “plans,” “should,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof (including their use in the negative), or by discussions of strategies, plans or intentions.  Such statements include but are not limited to statements under Part I, Item 1A - Risk Factors, Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 1 – Business and elsewhere in this Report.  A number of factors could cause results to differ materially from those anticipated by such forward-looking statements, including those discussed under Part I, Item 1A - Risk Factors, and Part I, Item 1 – Business of this Report.  The absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including factors described in Part I, Item 1A - Risk Factors of this Report.  You should carefully consider the factors described in Part I, Item 1A - Risk Factors of this Report in evaluating our forward-looking statements.

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

     APPLIED VISUAL SCIENCES, INC.

TABLE OF CONTENTS

PART I

6

ITEM 1.     BUSINESS

6

ITEM 1A.  RISK FACTORS

26

ITEM 1B.  UNRESOLVED STAFF COMMENTS

40

ITEM 2.     PROPERTIES

40

ITEM 3.     LEGAL PROCEEDINGS

40

PART II

40

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  40

ITEM 6.     SELECTED FINANCIAL DATA

41

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

42

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

62

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

62

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

62

ITEM 9A.  CONTROLS AND PROCEDURES

62

ITEM 9B.  OTHER INFORMATION

63

PART III

64

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

64

ITEM 11.   EXECUTIVE COMPENSATION

69

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

84

ITEM 14.   PRINCIPAL ACCOUNTiNG FEES AND SERVICES

85

PART IV

86

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

86

SIGNATURES

90

CONSOLIDATED FINANCIAL STATEMENTS

91

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

92

CONSOLIDATED BALANCE SHEETS

93

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

94

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

95

CONSOLIDATED STATEMENTS OF CASH FLOWS

97

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

99

NOTE 1.    Basis of Presentation and Going Concern Considerations

99

NOTE 2.    Significant Accounting Policies

101

NOTE 3.    Accrued Liabilities

108

NOTE 4.    Financing Arrangements

108

NOTE 5.    Fair Value Measurement

114

NOTE 6.    Stockholders’ Equity (Deficit)

115

NOTE 7.    Acquisitions

129

NOTE 8.    Goodwill and Intangible Assets

130

NOTE 9.    Income Taxes

130

NOTE 10.  Commitments and Contingencies

131

NOTE 11.  Employment Agreements With Executive officers

132

NOTE 12.  Related Party Transactions

134

NOTE 13.  Operating Leases

135

NOTE 14.  Subsequent Events

135

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

Applied Visual Sciences is a software technology company that designs and develops imaging informatics solutions for delivery to its target markets, aviation/homeland security and healthcare.  Our two product lines are offered through our two operating subsidiaries as follows: Guardian Technologies International, Inc. for aviation/homeland security products and Signature Mapping Medical Sciences, Inc., for healthcare. On March 23, 2012, the Company established a new entity; Instasis Imaging, Inc., for the development, marketing, and sales of a suite of imaging analytic applications for the automated detection of breast cancer. We may engage in one or more acquisitions of businesses that are complementary, and may form wholly-owned subsidiaries to operate within defined vertical markets products.

The Company utilizes imaging technologies and analytics to create integrated information management technology products and services that address critical problems experienced by corporations and governmental agencies in healthcare and homeland security.  Each product and service can improve the quality and response time of decision-making, organizational productivity, and efficiency within the enterprise.  Our product suite integrates, streamlines, and distributes business and clinical information and images across the enterprise.

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

To achieve our strategic vision, we are aware of the need to exercise the financial and operational discipline necessary to achieve the proper blend of resources, products and strategic partnerships.  These efforts can accelerate our ability to develop, deploy and service a broad range of intelligent imaging informatics solutions directly to our target markets and indirectly through OEM/value added reseller (“VAR”) partners.  During 2011, we continued implementing changes across the spectrum of our business. We refined our marketing strategy for PinPoint™ and Signature Mapping™, and enhanced our Signature Mapping™ product offerings.

We may engage in one or more acquisitions of businesses that are complementary, and may form wholly-owned subsidiaries to operate within defined vertical markets.

Our Core Technology

Our core technology is an “intelligent imaging informatics” (“3i™”) engine that is capable of extracting embedded knowledge from digital images, and has the capacity to analyze and detect image anomalies.  The technology is not limited by type of digital format. It can be deployed across divergent digital sources such as still images, x-ray images, video and hyper-spectral imagery.  To date, the technology has been tested in the area of threat detection for baggage scanning at airports, for bomb squad applications and the detection of tuberculosis by analyzing digital images of stained sputum slides captured through a photo microscopy system.  Varying degrees of research and development have been conducted in the areas of detection for cargo scanning, people scanning, military target acquisition in a hyper-spectral environment, satellite remote sensing ground surveys and mammography CAD products and radiologists’ diagnostic imaging tools, and while product development in these areas is ongoing, there can be no assurance that we will successfully develop product offerings in these areas.

We are currently focused on providing software technology solutions and services in two primary markets - aviation/homeland security with PinPoint™ and healthcare technology with Signature Mapping™ solutions.  However, as new or enhanced solutions are developed, we expect to expand into other markets such as military and defense utilizing hyper-spectral technology, and imaging diagnostics for the medical industry.

Financing Activities

2011 Short-Term Promissory Notes

During October and November 2011, the Company issued twelve-month promissory notes to accredited investors in the aggregate principal amount of $400,000.  The twelve-month notes accrue interest at a rate of 12% per annum.  The Company also issued to the two note holders an aggregate of 400,000 shares of common stock.  The relative fair value of the common stock of $34,700 will be amortized over the term of the notes.  The Company also issued 250,000 shares of common stock as compensation in connection with the financing for a fair value of $25,000.

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

In addition, under the SPA, the investor has agreed to provide additional financing to us by purchasing shares of our common stock at seven subsequent closings and subject to certain share price and volume requirements.  However, the subsequent closings scheduled during March through September 2011, did not take place since the stock price and volume conditions were not met.

We granted to the investor piggy back registration rights with regard to the shares issued in the financing, including the shares underlying the Warrants. The SPA contains representations and warranties of the Company and investor, certain indemnification provisions and customary conditions to each closing.  We may terminate the SPA on ten days prior written notice to the investor, and the investor may terminate the SPA at any time prior to a subsequent financing upon written notice to us if we consummate a reverse stock split or a subsequent financing to which the investor is not a party.

We agreed to pay the investor’s counsel with regard to the first closing in the amount of $25,000, $5,000 of which was paid at the first closing and $5,000 was to be paid at each of the first four subsequent closings.  As mentioned above, the subsequent closings did not take place and the Company did not pay the four additional $5,000 payments to the investor’s counsel. We also agreed to pay additional fees for their counsel for each subsequent closing in the amount of $2,500. A broker acted as placement agent for the offering.  Under the terms of a Non-Circumvention and Compensation Agreement, dated January 12, 2011, between the Company and the broker, in connection with the offering, we agreed to pay or issue the broker at each subsequent closing a placement fee equal to 6% of the proceeds received by us at each closing and placement agent’s warrants equal to 6% of the shares sold at the closing (including the shares underlying the Warrants).

2006 through 2011 Short-Term Promissory Notes, Related Party

On April 21, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, our Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned the Company $200,000. The Company issued a non-negotiable promissory note, dated effective April 21, 2006, to Mr. Trudnak in the principal amount of $200,000. The note is unsecured, non-negotiable and non-interest bearing. The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default. The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum. The note is not assignable by Mr. Trudnak without our prior consent. The Company may prepay the note in whole or in part upon ten days notice. On October 21, 2006, Mr. Trudnak extended the due date of the loan to December 31, 2006. Subsequently, on October 3 and October 18, 2006, Mr. Trudnak loaned the Company $102,000 and $100,000, respectively, on substantially the same terms as the April 21, 2006 loan, except that each loan is due six months after the date thereof. Accordingly, following such additional loans, the Company owed an aggregate of approximately $402,000 to Mr. Trudnak. On November 10, 2006, Mr. Trudnak extended the due dates of such loans to May 31, 2007, except that $100,000 of the April 21, 2006, loan becomes due upon the Company raising $2,500,000 in financing after November 6, 2006, and the remaining amount of $202,000 of such loans become due upon the Company raising an aggregate of $5,000,000 in financing after November 6, 2006, and prior to May 31, 2007. Following the first closing of our Debenture and Series D Warrant financing on November 8, 2006, the Company repaid $100,000 on November 20, 2006, in principal amount of the April 1, 2006 loan, and paid an additional $100,000 to Mr. Trudnak on April 17, 2007 upon the second closing of our Debenture and Series D Warrant financing. On May 31, 2007, Mr. Trudnak extended the due dates of the remaining loans to May 31, 2008. Although, the anticipated payment of $202,000 had not been made, and Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008, and $5,000 on September 14, 2011, for cumulative loans of $231,000.  The maturity date of the outstanding loans was extended to May 31, 2009, then to May 31, 2010 and June 30, 2011, and subsequently to December 31, 2011. On December 31, 2011, the outstanding loans were extended to June 30, 2012. The Company repaid an aggregate of $108,900 of the notes during 2010, and repaid an aggregate $33,100 during 2011, resulting in an outstanding balance at December 31, 2011 of $89,000. The terms of the above transaction were reviewed and approved by the Company’s audit committee and by the independent members of our Board of Directors.

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

2006 and 2007 Series A Debentures (as Amended on October 15, 2010)

On October 15, 2010, we entered into an Amendment and Waiver Agreement (“Amendment and Waiver Agreement”) with the two holders of the Company’s outstanding Series A 10% Senior Convertible Debentures due November 8, 2008 (the “Debentures”) in the aggregate principal amount of $1,688,205, which were issued in a private placement that closed in November 2006 and April 2007 to amend certain terms of the Debentures, related securities purchase agreement and other agreements pursuant to which the Debentures and Series D Common Stock Purchase Warrants of the Company were sold to certain purchasers (the “Debenture transaction documents”). The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.

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

The Holders agreed, commencing March 3, 2011, that we may force a conversion of the Debentures in accordance with the following: (i) if the variable weighted average price for our common stock (“VWAP”) for any five consecutive trading days exceeds $0.50 and the average daily dollar trading volume for our common stock during such period equals or exceeds $50,000, we may require a Holder to convert up to 25% of the outstanding principal amount of its Debenture on September 3, 2010, plus any liquidated damages or other amounts owing under the Debenture; (ii) if the VWAP for any five consecutive trading days exceeds $0.75 and the average daily dollar trading volume for the common stock during such period equals or exceeds $75,000, we  may require a Holder to convert up to an additional 25% of the outstanding principal amount of its Debenture on September 3, 2010, plus any liquidated damages or other amounts owing under the Debenture; (iii) if the VWAP for any five consecutive trading days exceeds $1.00 and the average daily dollar trading volume for the common stock during such period equals or exceeds $100,000, we may require a Holder to convert up to 100% of the outstanding principal amount of its Debenture on September 3, 2010, plus any liquidated damages or other amounts owing under the Debenture.  A forced conversion may only be effected once every 90 days and our ability to force any such conversion is subject to certain equity conditions which, as amended by the Amendment and Waiver Agreement, include that: (i) the registration statement covering the resale of the shares underlying the Debentures and Series D Warrants is effective permitting a Holder to utilize the registration statement to resell its shares or the shares issuable upon conversion may then be resold pursuant to Rule 144 without restriction or limitation and the Company has delivered an opinion of its outside counsel that such resale may legally be made, (ii) we have honored all conversions and redemptions of a Debenture by the Holder, (iii) we have paid all liquidated damages and other amounts due to the Holder, (iv) our stock is traded on the OTC Bulletin Board or other securities exchange and all of the shares upon conversion or exercise of the Debentures and Series D Warrants are listed for trading, (v) we have sufficient authorized but unreserved shares of common stock to cover the issuance of the shares upon conversion or exercise of the Debentures and Series D Warrants, (vi) there is no event of default under the Debentures, (vii) the issuance of the shares would not violate a holder’s 4.99% or 9.99% ownership restriction cap under the Debentures, (viii) we have not made a public announcement of a pending merger, sale of all of our assets or similar transaction or a transaction in which a greater than 50% change in control may occur and the transaction has not been consummated, and (ix) the Holder is not in possession of material non-public information regarding us. The Amendment Agreement contained certain representations and warranties of the parties and certain conditions to closing. There were no conversions of our debentures during the year ended December 31, 2011.

The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of December 31, 2011 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so.  The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

Financial Condition, Going Concern Uncertainties and Events of Default

During the year ended December 31, 2011, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Our independent registered public accounting firm’s report on the consolidated financial statements included herein, and in our annual report on Form 10-K for the year ended December 31, 2010, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

As of December 31, 2011, we have outstanding trade and accrued payables of $1,356,404, other accrued liabilities of $486,560, and accrued salaries due to our employees and management of $5,833,216. Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $89,000, and $400,000 short-tern notes from two investors.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of December 31, 2011 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so.  The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

During 2011, the Company sold securities for gross proceeds of $211,000 (or $208,000, net of commission and expenses of $3,000) to certain accredited investors at a series of closings, and issued an aggregate of 844,000 shares of common stock, and 888,000 Class Q Warrants.  The Class Q Warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions.  The warrants expire three years after the date of issuance. Also, on February 23, 2011, the Company entered into a Securities Purchase Agreement (the “SPA”) with an institutional accredited investor for an investment up to $1,000,000. Subsequently on February 24, 2011, the Company sold to the institutional investor at the first closing of the private placement of securities, an aggregate of 600,000 shares of common stock, and 600,000 common stock purchase warrants to purchase an aggregate of 600,000 shares of common stock, for gross proceeds of $150,000 ($136,000 net of certain expenses and sales commissions in the amount of $14,000).  The warrants are exercisable at a price of $0.25 per share for a period of five years after the date of issuance; contain piggyback registration rights, a cashless exercise provision, and certain anti-dilution and other customary provisions.  Also, we issued to a broker an aggregate of 72,000 placement agent’s warrants as compensation in connection with the offering.  The placement agent’s warrants are under the same terms and conditions as those issued to the institutional investor.  The institutional investor agreed to purchase additional shares if pre-established stock price and volume conditions were met during the seven months following the closing, although no such closing took place as the stock price and volume conditions were not met.

 During the period of October through November 16, 2011, the Company issued twelve-month promissory notes to a total of two accredited investors’ in the aggregate principal amount of $400,000.  The twelve-month notes accrue interest at a rate of 12% per annum. The Company also issued to the note holders an aggregate of 400,000 shares of common stock.

As of December 31, 2011, we had a cash balance of $6,490.  Subsequently and through April 16, 2012, we received $25,000 from an accredited investor, and issued an aggregate of 100,000 shares of common stock and 300,000 Class Q Warrants.  We also issued promissory notes to five accredited investors in the aggregate principal amount of $135,000 ($131,400, net of accrued commissions and expenses in the amount of $3,600); the notes accrue interest at a rate of 12% per annum, and the Company issued an aggregate of 210,000 shares of common stock to the note holders.  Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities.  Currently, we are spending or incurring (and accruing) expenses of approximately $220,000 per month on operations and the continued research and development of our

3i technologies and products, including with regard to salaries and consulting fees.  Management believes that we will require an aggregate of approximately $2,640,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.  This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

In view of our limited revenues to date, the Company has relied and continues to rely substantially upon equity and debt financing to fund its ongoing operations, including the research and development conducted in connection with its products and conversion of accounts payable for stock. The proceeds from our financings have been and continue to be insufficient to fund our operations, pay our trade payables, repay our unconverted debentures, or accrued and unpaid wages to our employees.  Therefore, the debentures holders, our employees, or trade creditors may seek to enforce payment of amounts due to them, and our results of operations and financial condition could be materially and adversely affected and we may be unable to continue our operations.  Also, in the event we continue to be unable to pay our employees, we may suffer further employee attrition.  There can be no assurances that we will be successful in our efforts to raise any additional financing, any bank borrowing, and research or grant funding.  Moreover, in view of the current market price of our stock, we may have limited or no access to the capital markets.  Furthermore, under the terms of our agreements with the debenture holders, we are subject to restrictions on our ability to engage in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is below the current conversion price or is based upon the trading price of our securities after initial issuance or otherwise subject to re-set.  In view of the foregoing, we may be required to curtail operations significantly, or obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

During Fiscal 2011, although our total stockholders’ deficit decreased by $338,708 to $9,825,807, our consolidated net loss for the period was $1,154,376, or a $2,495,855 decrease in net loss from 2010, and the decrease is mainly due to the change in the fair value of the derivative liability that reduced the net loss by $1,958,318. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

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

Under the terms of an Asset Purchase Agreement, Applied Visual Sciences issued 587,000 shares of its common stock as consideration for the purchase of the IP from Difference Engines Corporation. The 587,000 shares of common stock were subject to a two (2) year lock up.  Upon expiration of the two (2) year lock up period, in the event that the shares are not eligible for resale under “Rule 144” and have not been registered under the Securities Act, the holder of the shares may demand redemption of the shares. The redemption price is to be calculated on the basis of the average of the closing bid and asked prices of Applied Visual Sciences’ common stock for the twenty (20) consecutive business days ending on the day prior to the date of the exercise of the holder’s right of redemption. Under SEC Accounting Series Release (“ASR”) 268, “Presentation in Financial Statements of ‘Preferred Redeemable Stock’,” such freestanding financial instruments are to be classified as temporary equity and measured at the value of the redemption right. The initial redemption value of the common stock issued in the Difference Engines asset purchase was calculated at $2,044,228 and classified as temporary equity. As shares of common stock are sold by the holders and/or the Company registers its outstanding shares of common stock, the then current fair value of those shares, based on the redemption value, shall be reclassified from temporary equity to permanent equity.

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

Our Business

Applied Visual Sciences is a software technology company that designs and develops imaging informatics solutions for delivery to its target markets through its two operating subsidiaries: Guardian Technologies International, Inc. for aviation/homeland security and Signature Mapping Medical Sciences, Inc., for healthcare.

The Company utilizes imaging technologies and analytics to create integrated information management technology products and services that address critical problems experienced by corporations and governmental agencies in healthcare and homeland security.  Each product and service can improve the quality and response time of decision-making, organizational productivity, and efficiency within the enterprise.  Our product suite integrates, streamlines, and distributes business and clinical information and images across the enterprise.

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

To achieve our strategic vision, we are aware of the need to exercise the financial and operational discipline necessary to achieve the proper blend of resources, products and strategic partnerships.  These efforts can accelerate our ability to develop, deploy and service a broad range of intelligent imaging informatics solutions directly to our target markets and indirectly through OEM/value added reseller (“VAR”) partners.  During 2011, we continued implementing changes across the spectrum of our business. We refined our marketing strategy for PinPoint™ and Signature Mapping™, and enhanced our Signature Mapping™ product offerings.

We may engage in one or more acquisitions of businesses that are complementary, and may form wholly-owned subsidiaries to operate within defined vertical markets.

Our Core Technology

Our core technology is an “intelligent imaging informatics” (“3i™”) engine that is capable of extracting embedded knowledge from digital images, and has the capacity to analyze and detect image anomalies.  The technology is not limited by type of digital format. It can be deployed across divergent digital sources such as still images, x-ray images, video and hyper-spectral imagery.  To date, the technology has been tested in the area of threat detection for baggage scanning at airports, for bomb squad applications and the detection of tuberculosis by analyzing digital images of stained sputum slides captured through a photo microscopy system.  Varying degrees of research and development have been conducted in the areas of detection for cargo scanning, people scanning, military target acquisition in a hyper-spectral environment, satellite remote sensing ground surveys and mammography CAD products and radiologists’ diagnostic imaging tools, and while product development in these areas is ongoing, there can be no assurance that we will successfully develop product offerings in these areas.

We are currently focused on providing software technology solutions and services in two primary markets - aviation/homeland security with PinPoint™ and healthcare technology with Signature Mapping™ solutions.  However, as new or enhanced solutions are developed, we expect to expand into other markets such as military and defense utilizing hyper-spectral technology, and imaging diagnostics for the medical industry.

Aviation/Homeland Security Technology Solution - PinPoint™

Through our wholly-owned subsidiary, Guardian Technologies, we market our PinPoint™ product, which is an “intelligent imaging informatics” (3i™) technology for the detection of guns, explosives, and other threat items contained in baggage in the airport environment or for building security applications.  PinPoint™ can identify threat items, notify screeners of the existence of threat items, and speed the security process by eliminating unnecessary baggage checks, provide the screener with an instantaneous second opinion, and reduce processing time spent on false positives (baggage selected for security review that contains no threat items).  We market and seek to license the PinPoint™ product primarily to the United States Transportation Services Administration (TSA) for use in airports, the Federal Protection Services for use in federal buildings and to foreign governments and airport authorities.  We compete with manufacturers of baggage screening, luggage and large parcel screening, people screening for weapons and explosive detection, container and vehicle screening, and cargo screening equipment and certain software companies and academic institutions that are developing solutions to detect threat items.  It is also our intent to distribute the product through various distribution methods.

The market for contraband detection systems has become intensely competitive and many of our competitors are better capitalized and have greater marketing and other resources than Applied Visual Sciences, Inc.  PinPoint™ continues to be developed to address the market for contraband detection.  The extended alpha version of PinPoint™ has been tested successfully at live carry-on baggage checkpoints in three international airports.  Integration within currently deployed manufacturers’ scanning equipment is a requisite to anticipated sales, and is considered a significant development risk.  PinPoint™ is available for sale to customers; however no sales are anticipated until we are able to seamlessly integrate with the manufacturers’ scanning equipment.

To date the marketplace has placed a premium on the newest innovations in hardware technology and has failed to grasp how a threat detection software solution can succeed.  It was expected that a major joint initiative between the Department of Homeland Security (DHS) and the National Electrical Manufacturers Association (NEMA) would open a path to both increase the interoperability of security equipment as well as provide a mechanism to use third party threat detection software as part of the screening solution.  This enabling initiative is the Digital Imaging and Communications in Security (DICOS) standard, similar to the Digital Imaging and Communications in Medicine (DICOM) standard.  With a defined standard for the output of each screening device, complimentary automated threat detection software can be appended to any x-ray equipment.  Applied Visual Sciences, Inc co-chaired one of the three NEMA working groups drafting the DICOS standard, and the DICOS standard was published in October 2010.  To date DHS has not made this standard a mandatory requirement for proposals or procurements which, as a result, has not enabled third party detection software providers the ability to enter the marketplace which has given an undue advantage to the existing security equipment providers.

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

We have been involved in three wide ranging U.S. Government proposals during 2011.  We have teamed on two of the proposals with large, well-known defense contractors and a federally funded research laboratory.  The teamed proposals were submitted to the Department of Defense and the U.S. Navy, while the third project was a direct submission to the Department of Homeland Security, Science and Technology Directorate.  Unfortunately, all three projects were deferred due to the ongoing federal budget discussions in Congress and operational uncertainties within the funding agencies.  At this point in time, we have no indication that any of these projects will be funded this fiscal year or the next budget cycle.  We will continue to pursue opportunities for the deployment of our PinPoint™ product as opportunities develop, however, as discussed above, we believe our ability to successfully market our PinPoint™ product is contingent upon our ability to enter into a strategic arrangement with a scanner manufacturer to install our software on scanners offered by such manufacturers, of which there can be no assurance.  With these uncertainties and our ability to manage with limited cash resources during 2011, we have focused on the marketing and sale of our healthcare products, as discussed below.

Healthcare Technology Solutions - Signature Mapping™

In an effort to expand upon the use of our core technology 3i™ “intelligent imaging informatics,” we are adopting our threat detection algorithms and quantitative imaging capabilities for use in the imaging field of diagnostic radiology and pathology.  The technology is called Signature Mapping™.  Our Signature Mapping™ platform technology represents the technological basis upon which our diagnostic radiology and pathology applications will be developed.  Any Signature Mapping™ product introduced in the United States may be subject to Food and Drug Administration (“FDA”) review and approval, including with regard to its safety and effectiveness before we may begin marketing and selling any such product in the U.S. Such approval may require us to obtain extensive data from clinical studies to demonstrate such safety or effectiveness.  Within the international markets the regulatory requirements differ, specifically in South Africa, where we have been testing our TBDx™ application for the detection of tuberculosis by analyzing digital images of auramine stained sputum slides captured through a photo microscopy system.  There may be similar regulatory requirements in foreign countries in which we seek to market and sell our healthcare CAD products.  As of the date of this report, we have developed and continue to develop two TB diagnostic products, TBDx™ and TBDxV™ and our SMDS™ product, an automated hardware-software laboratory solution.

Laboratory Pathology:  SMDS™

Signature Mapping Detection System (“SMDS™”) is an automated hardware-software laboratory solution designed to operate one or multiple infectious disease applications via multi-threaded detection algorithms.  SMDS™ automation software controls every movement of the integrated hardware components from slide management to image capture.  Where SMDS™ is integrated with a specific infectious disease detection application; the solution is capable of automatically analyzing each field-of-view for the presence of specific characteristics of the targeted disease.  The detection algorithms will perform with high sensitivity without sacrificing specificity.  The end product is a flexible; user defined diagnostic patient report that can be integrated to a laboratory information system.  Standard information includes patient information, processing date, field-of-view diagnostic findings and overall case severity or diagnostic finding.

In laboratory environments that use the image capture and visualization capabilities of Signature Mapping™ without specific infectious disease algorithms or in situations where the interface of the laboratory technician with the computer-aided identification software is a desired procedure, the SMDS™ laboratory platform includes the Decision Support Quick View (“DSQV”) module.  DSQV has been designed for rapid review of captured images and increased speed in diagnostic decision-making.  DSQV includes post-processing image tools to magnify, zoom or review images in alternative formats.  Using a high-resolution touch-screen monitor and an icon-driven menu system facilitates ease of use for even the most computer challenged individuals.  Signature Mapping SMDS™ includes built-in networking support to allow DICOM images to be transmitted for remote diagnosis or to be interfaced with an enterprise network.

When SMDS™ is integrated with a disease specific automated detection algorithm, such as Signature Mapping Tuberculosis Detection (“TBDx™”), the solution expands to a fully automated diagnostic system.  For high volume diagnostic laboratories, automation begins with a slide loader capable of processing up to 200 slides without human intervention.  At system initialization the slide loader automatically inventories every patient slide to be processed.  One-by-one the slides are moved from the holding cassettes onto the automated stage of the microscope.  A barcode reader collects information about the patient just prior to the slide being placed on the stage.  Information captured by the barcode reader can be automatically transferred to a laboratory information system along with the captured digital images and diagnostic case findings.

Once the slide has been positioned on the microscope stage, the automation software initiates the process of focusing the microscope system to maximize the quality of images to be captured.  Because the specimen on the slide may be topographical and/or the z-axis of the slide may require compensation, the automation software calculates the required adjustments to ensure high quality digital images are captured.  Further, the automation software is easily configured to capture fields-of-view in any quantity using a user established pattern of image capture.  The automation software can focus the microscope stage in approximately one minute and requires an additional minute per each one hundred high quality digital images to be captured.

TBDx™ and TBDxV™

The Company has developed two TB diagnostic products.

•

Signature Mapping Tuberculosis Detection (“TBDx™”) features automatic tuberculosis (“TB”) detection capabilities by analyzing digital images of Auramine-O stained sputum slides captured through a photo microscopy system.  We completed Phase II clinical trials in South Africa during 2011, which was a nested sub-study to the international Thibela TB Study trial at the Aurum Institute for Health Research.

•

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

Both TBDx™ and TBDxV™ address the approximately 52 million diagnostic slides analyzed by clinical lab technicians each year, and are targeted to government and private institutions that screen tuberculosis patients.  India processes more TB diagnostic cases than anywhere in the world and the workload has overwhelmed the country's laboratory resources.  The Company is working closely with the Indian government and private organizations regarding our TBDx™ diagnostic system for the migration to the Ziehl-Neelsen staining process, with a belief that we can further enhance their TB diagnostics productivity after clinical trials are complete and other government clearances are received.

Radiology:  BCDx™

The Company is adding vision to breast cancer diagnosis by developing a radiological suite of products by developing a breast cancer detection solution to be known as Signature Mapping™ Breast Cancer Detection (“BCDx™”). Within the U.S. the annual estimates of breast cancer diagnostic activity are: 35 million mammograms performed; 1.5 million biopsies performed; 87% of biopsies return a negative finding (mammogram ‘false positive’); 200,000 confirmed cancer cases; and immeasurable emotional, mental, and physical pain for the individuals and families of biopsy patients.  The 1.3 million biopsies undertaken that resulted in negative findings can be directly attributed to an inability to resolve areas of concern due to the limited information provided in the mammography images.  In addition, approximately 10% of cancerous lesions are missed – partly due to dense tissue obscuring the cancer or the appearance of cancer having common characteristics with the appearance of normal tissue. The goal of BCDx™ is to deliver sophisticated image analysis processes that provide enhanced visualization capabilities and automated detection algorithms to help prevent unnecessary biopsies, while flagging previously unseen lesions for additional review.

Similar to a person’s fingerprint, each tissue has a unique structure.  Each structure creates a unique pattern or “signature” that can be extracted from an image to differentiate, locate, identify, and classify by using our Signature Mapping™ technology, management expects BCDx to further help radiologists by visualizing the various structures within a particular tissue so they can be examined and quantified.  This capability is expected to provide a next-generation image analysis, clarification, visualization and Signature Mapped™ “tissue characterization” and detection.  Management believes that it will add significant clinical value to a wide range of difficult to detect diseases in diagnostic radiology by distinguishing and characterizing different tissue types in images regardless of the modality that generated the image.

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

Laboratory Pathology:  TBDx™

First clinical evaluation of Signature Mapping™ Tuberculosis Detection (“TBDx™”) product, an automated tuberculosis detection sputum smear microscopy system, in cooperation with the South African National Health Laboratory Services (“NHLS”) and the Aurum Institute for Health Research.  The principal investigators included, James J. Lewis, Violet N. Chihota, Minty van der Meulen, Bernard Fourie, Gerrit Coetzee, Katherine L. Fielding, Alison D. Grant, Susan E. Dorman, and Gavin J. Churchyard.

Background: Smear microscopy remains the most common method of diagnosing tuberculosis in many high-burden countries.  This is despite numerous limitations, including a lack of well-trained microscopists and reduced performance resulting from the substantial work load and poor ergonomics of the process.  An automated microscopy system TBDx™ has been developed that presents an innovative, multi-potential technology platform for automatically detecting TB from sputum slides.  The system loads slides onto a conventional microscope, automatically focuses and digitally captures images, and then uses Signature Mapping™, a set of specially developed image-analysis algorithms, to classify slides as TB positive or negative.

Objectives: To compare the diagnostic performance of TBDx™ in identifying tuberculosis from sputum smear microscopy slides stained with Auramine, using culture as the gold standard, to a human microscopist and to evaluate the effect of TBDx™ on the microscopist’s workload.

Methods: This study is nested within a cross-sectional study of South African gold miners with suspected pulmonary TB.  All TB suspects had one sputum sample collected for smear microscopy, MGIT culture and MPB64 organism identification.  All slides were read by a research and two routine microscopists, and then independently by TBDx™, each classifying slides based on the World Health Organization (“WHO”) classification standard of 100 fields of view (“FoV”) at 400x magnification.  For slides adjudged scanty by TBDx™, the digital FoV with suspected acid-fast bacilli (“AFB”) were reviewed by the research microscopist, using TBDx™ in decision support system mode (TBDx™-DSS), a mode presenting digital images of slides assisted by image enhancement tools.  The diagnostic performance of three algorithms was evaluated: TBDx™ alone; TBDx™ with review of scanty positive FoV images by the microscopist (TBDx™-DSS mode); TBDx™ with research microscopist’s readings substituted for slides judged by TBDx™ to be scanty positive.

Results: Of 981 participants, 269 were culture positive for Mycobacterium tuberculosis (27.4%) and 712 were culture negative (72.6%). TBDx™ alone had higher sensitivity (75.8%) than the research microscopist, but greatly reduced specificity (Table 1). TBDx™ classified 520/981 slides (53.0%) as scanty, with the majority of these slides having only 1-2 AFBs detected (371/520=71.3%). Of these, only 68/371 (18.3%) were culture positive, which was similar to TBDx™ negative slides (17.3%). Changing the algorithm to classify 0-2 AFBs on TBDx™ as negative gave improved specificity.  Combining this algorithm with an image review of positive FoV on TBDx™-DSS, scanty positive (3-9 AFBs) slides gave similar performance to that of the routine microscopists and reduced the number of FoV to be read by a microscopist by 99.7%.  Finally, an algorithm in which slides with 3-9 AFB on TBDx™ were replaced with the original research microscopist’s read gave sensitivity of 42.0%, specificity of 99.2% and resulted in an 84.8% reduction in the number of slides to be read by the research microscopist.  The negative predictive value (“NPV”) for all methods was similar.

Conclusion: The automated microscopy TBDx™ system has comparable performance to routine microscopy in this study and could greatly reduce the work load of microscopists in many high-burden settings as a Decision Support System (“DSS”). Further optimization of the TBDx™ system and training of microscopists in digital microscopy is required and is ongoing.  Opportunities for further research include the tuning of the present algorithms for LED-based light sources and the development of algorithms for Ziehl-Nielsen stained slides.

Table 1: performance characteristics of human microscopist versus the TBDx™ automated microscopy system, using culture as the gold standard.

Diagnostic method	Sensitivity	Specificity	PPV	NPV	FoV requiring human review
Protocol specified (0 AFB = negative; 1-9 AFB = scanty)
Research microscopist	52.8%	98.6%	93.4%	84.7%	98,100
Consensus of two routine microscopists	48.3%	95.8%	81.3%	83.1%	196,200
TBDx™ alone	75.8%	43.5%	33.7%	82.7%	0
Algorithm optimization (0-1 AFB = negative; 2-9 AFB = scanty)
TBDx™ alone	59.5%	71.8%	44.3%	82.4%	0
TBDx with research microscopist reviewing TBDx™ scanty positive FoV images (TBDx™-DSS)	56.1%	83.7%	56.6%	83.5%	847
TBDx™ with research microscopist’s readings for slides judged by TBDx™ to be scanty positive	45.0%	99.2%	95.3%	82.7%	27,500
Algorithm optimization (0-2 AFB = negative; 3-9 AFB = scanty)
TBDx™ alone	50.6%	86.1%	57.9%	82.2%	0
TBDx with research microscopist reviewing TBDx™ scanty positive FoV images (TBDx™-DSS)	48.0%	91.4%	67.9%	82.3%	597
TBDx™ with research microscopist’s readings for slides judged by TBDx™ to be scanty positive	42.0%	99.2%	95.0%	81.9%	14,900

AFB = acid-fast bacilli; PPV = positive predictive value; NPV = negative predictive value; FoV = fields of view.

Sensitivity = measures the proportion of actual positive which are correctly identified as having that condition,

Specificity = measures the proportion of negatives which are correctly identified

Breast Cancer Detection:  BCDx™

Our research to-date includes five programs and studies conducted under the direction of the Image Processing and Informatics Laboratory at the University of Southern California (“USC”) using clinical data and images provided by: the Image Processing and Informatics Laboratory at USC, Howard University, and the South Florida Clinical Mammography Data Base.  Competition is expected with existing computer-aided-detection (“CAD”) manufactures such as iCAD, Hologic, Medipatten, Confirma, Siemens, or Carestream Health.  We may partner with one or more of these existing CAD manufacturers, or with an emerging company with new technology for the CAD arena.  Once our products are commercially viable, we anticipate marketing and selling our products through original equipment manufacturers (“OEM”), or system integrators.

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

Recent Developments - Signature Mapping™

December 2011 - executives from Signature Mapping Medical Sciences traveled to India as part of an overall strategy to establish TBDxV™ in India.  The strategic objectives for the trip included: (1) demonstrating the TBDx™ fully automated hardware-software technology platform to as many TB stakeholders as possible; (2) meeting with key ministers in healthcare and technology; (3) exploring and establishing strategic business relationships with private Indian companies to accomplish important goals and needs including: (a) marketing and sales support; (b) installation, training and maintenance support; (c) joint project proposal efforts aimed at securing R&D project funding; and (d) seeking joint venture arrangements with an Indian company to deliver TB diagnostics via mobile vans; (4) meet with key government healthcare officials to develop governmental funding for R&D projects; and (5) meet with the Wellcome Trust Director of Operations in India to discuss our grant proposal, timing, and expectations. Management believes that it accomplished each of the aforementioned objectives.  Our goal was to develop interest in the technology and demonstrate that automated image capture of stained TB slides could be accomplished despite inherent image acquisition challenges, the vast variations in slide staining quality, and without using oil immersion.  From our efforts we have been invited to participate in several large clinical trials.  In addition, certain organizations have expressed an interest in submitting joint R&D grant proposals to various funding agencies.  We have also commenced the negotiations with certain private organizations to provide sales, marketing, support and joint venture business opportunities.

On October 25, 2011, the United States Patent & Trademark Office (“USPTO”) issued to the Company a sixth patent, Patent No. US 8,045,805, titled “Method for Determining Whether a Feature of Interest Anomaly is Present in an Image,” which is related to our underlying “intelligent imaging informatics” (3i™) technology for our healthcare products.

On October 17, 2011, the Company, through its Signature Mapping Medical Sciences, Inc. subsidiary, received its first sales order for three automated tuberculosis diagnostic systems (“TBDx™”) from Aurum Institute for Health Research in South Africa.  The total value of the order is $210,000.  The TBDx™ systems will be deployed in mobile laboratory environments as part of a project aimed at bringing diagnosis and treatment closer to the point-of-care.  The TBDx™ systems are being procured through funding by the U.S. President’s Emergency Plan for AIDS Relief (“PEPFAR”), and shipment is pending PEPFAR’s acceptance of the Company being the sole source provider for the TBDx™ systems.

August 2011 - The clinical research trials for TBDx™ were completed in South Africa.  They formally remained open until all of the analyses had been completed by the Principal Investigator.  The Principal Investigator and members of the Scientific Advisory Board have completed and submitted an abstract describing the performance results of the TBDx™ research trials.  Additionally the Principal Investigator drafted the paper that was submitted to the Public Library of Science (http://www.plos.org/) describing the clinical trial and the technology performance results. The protocol established for this clinical research requires all performance results to be embargoed until they can be publicly presented to the scientific community.  However, the results of TBDx™ are promising and are expected to have a substantial impact on the workload and screening for TB in the South Africa.

On June 3, 2011, the Company completed the clinical evaluation (processing and analysis of 981 tuberculosis sputum cases) of our fully automated Signature Mapping Tuberculosis Detection (“TBDx™”) product that was developed in cooperation with the Aurum Institute for Health Research and the South African National Health Laboratory Services (“NHLS”).

On April 25, 2011, the Company through its healthcare subsidiary, Signature Mapping Medical Sciences, began product sales and marketing initiatives for Signature Mapping TBDx™ Visualization (“TBDxV™”) through agents in India.  TBDxV™, the precursor to TBDx™, a fully automated tuberculosis visualization technology that has a 200-slide capacity auto-loader that delivers individual slides to a microscope and collects 100 fields of view from each stained tuberculosis sputum slide.  Fields of view will be presented to the microscopist on a workstation monitor thereby alleviating the tedious and error prone diagnosis using a microscope, and will assist microscopists in decision making on the most difficult cases through the visualization tools and digital imagery to improve diagnostic accuracy.  The visualization tools are applicable to both Auramine-O and Ziehl-Neelsen staining. Though our agents, discussions with various healthcare institutions and engaging the Company, it has become apparent that the Indian healthcare regulatory body requires in-country clinical evaluation certification regardless of other country clinical evaluations. The Company and its agents are in discussions with various institutions to meet this requirement.

On March 15, 2011, the United States Patent & Trademark Office (“USPTO”) issued to the Company a fifth patent, Patent No. US 7,907,762, titled “Method of Creating a Divergence Transform for Identifying a Feature of Interest in Hyperspectral Data,” which is related to our underlying “intelligent imaging informatics” (3i™) technology for our healthcare product.

Markets and Competition

Aviation/Homeland Security Technology Solution - PinPoint™

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

To date the marketplace has placed a premium on the newest innovations in hardware technology and has failed to grasp how a threat detection software solution can succeed.  It was expected that a major joint initiative between the Department of Homeland Security (DHS) and the National Electrical Manufacturers Association (NEMA) would open a path to both increase the interoperability of security equipment as well as provide a mechanism to use third party threat detection software as part of the screening solution.  This enabling initiative is the Digital Imaging and Communications in Security (DICOS) standard, similar to the Digital Imaging and Communications in Medicine (DICOM) standard.  With a defined standard for the output of each screening device, complimentary automated threat detection software can be appended to any x-ray equipment.  Applied Visual Sciences, Inc co-chaired one of the three NEMA working groups drafting the DICOS standard, and the DICOS standard was published in October 2010.  To date DHS has not made this standard a mandatory requirement for proposals or procurements which, as a result, has not enabled third party detection software providers the ability to enter the marketplace which has given an undue advantage to the existing security equipment providers.

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

Management believes that international market acceptance of PinPoint™ as a viable threat detection solution will not only enhance our ability to sell worldwide, but it will open additional opportunities for the development of PinPoint™ as the “intelligent image” analysis solution for areas such as military target acquisition, satellite remote sensing, and additional opportunities within aviation security such as people portals and cargo scanning.  Additionally, we will seek support of the U.S. Congress and the equipment manufacturers through lobbying and other efforts.  We continue the ongoing development of PinPoint™.  This focus must be even sharper when we enter the pilot test arena where the duration of the pilot test, the conditions under which the pilot test is conducted, and the definition of success and failure will vary country-by-country.

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

Whole Body Imagers

Almost every threat that requires people screening is currently monitored by a different system (explosives, weapons, biological, chemical, and nuclear/radiological).  Management believes that today's people screening systems deliver unacceptable performance (high ‘false alarm’ rates, slow processing throughput, continued dependence on human detection, and high transaction costs).  Over a period of 10 years (2001-2010) the total U.S. annual people screening outlay is expected to grow to over 15 times its current size.  Sales of $590 million in 2001 are forecasted to grow to $3.5 billion in 2006 and to $9.9 billion in 2010. The compound annual growth rate was expected to be over 50% for the 2003-2010 periods. Management believes that the market for people portals that utilize imaging as its detection methodology is a sub-set, and is estimated at 50% of the entire forecasted market of which management believes PinPoint™ can address.  See HSRC report, “2003-2010 People Screening Weapon & Explosives Detection Market Report.”

It is management’s belief that the current people portal technology fails to meet the post-9/11 requirements. It is management’s belief that the technology will undergo dramatic technological changes when the multiple-threats "checkpoint of the future" is introduced.  The accumulated U.S. investment in people screening during the 2003-2010 period is expected to be over $50 billion.  During the 2006-2011 periods, over 80% of sales of people portal systems in the US are expected to be for technologies that were not in existence in 2003.

Competition

The competition between the manufacturers of baggage (hand-held and small parcel) screening, luggage and large parcel screening, people screening for weapons and explosives detection, container and vehicle screening, and cargo screening is intense.  These same equipment manufacturers represent Applied Visual Sciences, Inc.’s major competition, and include: AS&E, Smiths-Detection, OSI Rapiscan and L3, each of which is better capitalized and has greater marketing and other resources than Applied Visual Sciences, Inc. The competition between manufacturers is intense in view of amounts appropriated by the U.S. Government for threat detection technologies. What is not so obvious is that the manufacturers that once held the largest share of installed base are at risk due to aging and inadequate technology.  Due to the agnostic nature of PinPoint™, we believe we can integrate PinPoint™ with any manufacturer’s scanning equipment.  We believe our technology improves the efficiency of the underperforming hardware and extends the obsolescence of the existing scanning equipment.  Funds previously appropriated for the upgrade or replacement of the in-place scanners could then be redeployed for the acquisition of required technologies such as body scanners or cargo scanners.

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

Healthcare Technology Solutions - Signature Mapping™

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

Financial support to fight TB comes from multiple sources world leaders, public health officials and international donors have taken action against TB and financial resources for control and research have increased dramatically in recent years.  Public-private partnerships like the Foundation for Innovative New Diagnostics (“FIND”) have emerged to bring together key players in these sectors to move research and development forward for the needs of patients.  Primarily, the government of each country is financially responsible for fighting TB with outside support of international organizations.

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

While we are unaware of any computer-aided-detection for TB sputum microscopy analysis that can be identified that competes with our Signature Mapping™ products, there are substitute technologies that compete with sputum specimen analysis, such as the Cepheid Systems GeneXpert® System, a dip-stick or biomarker approach.  Management believes that competition will be driven by cost per procedure, ease-of-use, sensitivity and specificity, and the ability to be used by non-trained or lightly trained personnel in the point of care environment.  These emerging tests include: Polymerase Chain Reaction, TB Breathalyzer, Q-Beta Replicase Assay, Transcription-

Medicated Amplification, Ligase Chain Reaction, Strand Displacement Amplification, Nucleic Acid Sequence-Based Amplification and Branched DNA.

Sales, Marketing, and Distribution

Sales

Sales for products within our specific markets are conducted through both direct sales and indirect distribution channels worldwide.

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

Memorandum of Understanding with Aurum Innova (Pty) Limited and the National Health Laboratory Services of South Africa

On March 24, 2009, Applied Visual Sciences, Inc. signed a Memorandum of Understanding (“MOU”) with Aurum Innova (Pty) Limited (“Innova”) and the National Health Laboratory Services of South Africa (“NHLS”).  The purpose of the agreement is for the parties to jointly undertake activities for the completion of our Signature Mapping™ Tuberculosis (“TBDx™”) product for deployment in the NHLS laboratories.  The parties will collaborate to enhance TBDx™’s overall performance, customize its use for application in the National Health Laboratory Services tuberculosis diagnosis and quality management program, and clinically evaluate, measure, and test TBDx™ performance.  The collaboration includes conducting the clinical evaluation at selected NHLS laboratories that conduct sputum slide tuberculosis analysis and diagnosis.

Master Development Agreement with Aurum Innova (Pty), Ltd.

On February 4, 2009, Applied Visual Sciences, Inc. signed a Master Development Agreement Aurum Innova (Pty), Ltd., a company related to the Aurum Institute for Health Research, and installed in February 2009 an alpha product of Signature Mapping™ tuberculosis (“TBDx™”) software in a “retrofit configuration” for an evaluation by the National Health Laboratory Services (“NHLS”) in South Africa. This agreement extends the Company’s contractual relationship with Aurum that was first established with the signing of a Memorandum of Understanding on July 25, 2008.  The new agreement provides for the joint development of products and services aimed at the screening, early detection and staging of diseases including TB, silicosis, and malaria.  Each product will be the subject of a separate project specifications and the MDA included project specifications for our joint development of an automated TB sputum detection product.  Aurum has agreed to clinically evaluate the products, and the parties agreed to jointly market and sell, initially in South Africa but eventually in sub-Saharan Africa, the jointly developed products, including our Signature Mapping™ TBDx™ product, through third parties and/or through Aurum.  The Company agreed to pay Aurum a royalty on a product by products basis, based on the net revenue received by us through our distributors, and to be delineated by the parties.  Also, the Company agreed to pay Aurum a commission with regard to sales of the products by Aurum.  Further, Aurum has agreed to use every reasonable effort to raise funding to complete the development of a product following completion of the initial proof of concept.  Any intellectual property jointly developed by us and Aurum will be jointly owned.  The agreement may be terminated on one year’s prior written notice by either party, automatically terminates upon completion of project specifications and if no products are being marketed under the agreement, or for cause.  The agreement also contains certain confidentiality and indemnification provisions.

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

The United States Patent & Trademark Office (“USPTO”) has granted the Company six patents, all of which are related to our underlying 3i™ technology.  We also have nine pending patents applications (U.S. and foreign) that further cover the implementation of our core 3i™ technology.   We cannot provide assurance that any or all of the remaining patent applications or the provisional application will be issued patents, or that they will not be challenged, or that rights granted to us would actually provide us with an advantage over our competitors.  Prior art searches have been conducted and, based on the results of these searches; we believe that we do not infringe any third party patents identified in the searches.

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

Research and Development

Under United States’ generally accepted accounting principles, until technology is determined to be feasible, all related research and development expenditures must be expensed rather than capitalized. When a determination is made that software is feasible (commercially viable), then expenditures may be capitalized, as long as there are no high-risk development issues.  We determined that a high-risk development issue existed for integrating PinPoint™ into already existing scanning equipment.  Therefore, we have concluded that capitalizing such expenditures for PinPoint™ is currently inappropriate and have expensed all research and development costs to date. The PinPoint™ research and development costs for the years ended December 31, 2011, and 2010 were $0 and $4,669, respectively.  We also expense the research and development costs for our Signature Mapping™ (Medical Computer Aided Diagnosis) projects as these projects are not considered to be ready for commercial distribution as we need to complete the demonstration (workflow) phase of development in South Africa and certification requirement in India.  The Signature Mapping™ research and development costs for the years ended December 31, 2011, and 2010, were $233,330 and $152,686, respectively. Our research and development costs are comprised of staff and consultancy expenses on our core technology in intelligent imaging informatics (“3i™”) engine that is capable of extracting embedded knowledge from digital images, as well as the capacity to analyze and detect image anomalies for our development of our PinPoint™ and Signature Mapping™.

Governmental Regulation

Government authorities in the United States (including federal, state and local authorities) and in other countries, extensively regulate, among other things, the manufacturing, research and clinical development, marketing, labeling and packaging, distribution, post-approval monitoring and reporting, advertising and promotion, and export and import of security and healthcare products, such as those we are developing. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

Many of our prospective customers and the other entities with which we may develop a business relationship operate in the healthcare industry and, as a result, are also subject to governmental regulation.  Because our healthcare products and services are designed to function within the structure of the healthcare financing and reimbursement systems currently in place in the United States, and because we are pursuing a strategy of developing and marketing products and services that support our customers' regulatory and compliance efforts, we may become subject to the reach of, and liability under, these regulations.

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

The United States Food and Drug Administration (“FDA”) promulgated a draft policy for the regulation of computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act.  To the extent that computer software is a medical device under the policy, we, as a manufacturer of such products, could be required, depending on the product, to:

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

Employees

As of December 31, 2011, we employed six full-time employees and one part time employee.  Seven of our employees are on a temporary leave of absence. As of December 31, 2011, we had accrued and unpaid salaries due to our employees and management in the amount of $5,833,216. Due to our continued limited cash resource, we have not been able to pay our employees salaries and other compensation on a regular basis or at all, and there is substantial uncertainty that we will be able to do so in the foreseeable future unless we raise additional financing, or we are able to generate revenue from the sale of our products, of which there can be no assurance.  None of our employees is a party to a collective bargaining agreement and we believe our relationship with our current employees is good. We may also employ certain consultants and independent contractors from time to time to assist in the completion of projects. It is our practice to require all our employees, consultants, and independent contractors to enter into proprietary information and inventions agreements containing non-disclosure, non-compete, and non-solicitation restrictions or covenants.

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

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of December 31, 2011 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so.  The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

Our business plan and technologies are unproven. We have generated minimal revenues from our operation, and incurred substantial operating losses since our inception.  We have very limited cash resources and we are reliant on external sources of financing to fund our operations, including our ongoing product development.

As of December 31, 2011, our revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations.  The principal amount due to our debenture holders as of December 31, 2011, was approximately $1,688,205, which matured on June 30, 2011, and was not paid. Also, we have outstanding trade and accrued payables of $7,676,180 including, accrued salaries due to our employees and management of $5,833,216. Also, our Chief Executive Officer’s net outstanding noninterest-bearing loans were $89,000.

As of December 31, 2011, we had a cash balance of $6,490.  Subsequently and through April 16, 2012, we received $25,000 from an accredited investor, and issued an aggregate of 100,000 shares of common stock and 300,000 Class Q Warrants.  We also issued promissory notes to five accredited investors’ in the aggregate principal amount of $135,000 ($131,400, net of accrued commissions and expenses in the amount of $3,600); the notes accrue interest at a rate of 12% per annum, and the Company issued an aggregate of 210,000 shares of common stock to the note holders.  Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities.  Currently, we are spending or incurring (and accruing) expenses of approximately $220,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees. Management believes that we will require an aggregate of approximately $2,640,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.  This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

In view of our limited revenues to date, the Company has relied and continues to rely substantially upon equity and debt financing to fund its ongoing operations, including the research and development conducted in connection with its products and conversion of accounts payable for stock. The proceeds from our financings have been and continue to be insufficient to fund our operations, pay our trade payables, repay our unconverted debentures, or accrued and unpaid wages to our employees.  Therefore, the debentures holders, our employees, or trade creditors may seek to enforce payment of amounts due to them, and our results of operations and financial condition could be materially and adversely affected and we may be unable to continue our operations.  Also, in the event we are unable to pay our employees, we may suffer further employee attrition.  There can be no assurances that we will be successful in our efforts to raise any additional financing, any bank borrowing, and research or grant funding.  Moreover, in view of the current market price of our stock, we may have limited or no access to the capital markets.  Furthermore, under the terms of our agreements with the debenture holders, we are subject to restrictions on our ability to engage in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is below the current conversion price or is based upon the trading price of our securities after initial issuance or otherwise subject to re-set.  In view of the foregoing, we may be required to curtail operations significantly, or obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

During Fiscal 2011, although our total stockholders’ deficit decreased by $338,708 to $9,825,807, our consolidated net loss for the period was $1,154,376, or a $2,495,855 decrease in net loss from 2010, and the decrease is mainly due to the change in the fair value of the derivative liability that reduced the net loss by $1,958,318. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

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

We have generated limited revenue from the sale of our aviation and healthcare products.  We anticipate launching our TBDx™ and TBDxV™ products during 2012; however, there can be no assurance we will be successful in such launches or that we will generate revenue from our products.  We expect to incur additional product development costs to complete our Signature Mapping™ Tuberculosis projects and other proof of concept projects as outside partners are solidified.  We completed a proof of concept project for the U.S. Department of Homeland Security (“DHS”) with regard to our PinPoint™ product in 2009, and we may incur additional product development cost for PinPoint™.  Although, there can be no assurance that we will be successful in launching the foregoing products in accordance with the timelines outlined, or that we will be successful in marketing and selling such products or generating significant revenue from such product.

We have a severe working capital deficit and, in addition to proceeds from financings, we continue to have outstanding loans from our chief executive officer and deferrals of salaries by our executive officer, employees and a consultant/director. In the event we are unable to pay our employees salaries, we may experience employee attrition which could materially and adversely affect our business and operations.

During Fiscal 2011, although our total stockholders’ deficit decreased by $338,708 to $9,825,807, our consolidated net loss for the period was $1,154,376, or a $2,495,855 decrease in net loss from 2010, and the decrease is mainly due to the change in the fair value of the derivative liability that reduced the net loss by $1,958,318. During 2011, our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  Although we have obtained cash from certain financings, we continue to have outstanding loans from our chief executive officer of approximately $89,000, accrued and unpaid salaries of our executive officers in the amount of $2,697,976 and to other employees of $3,135,240, and outstanding accounts payable to a consultant/director of the Company in the amount of $493,926.  The Company’s insolvency continues to increase the uncertainties related to its continued existence.  Also, in the event we are unable to pay our employees, we may continue to experience further employee attrition which could materially adversely affect our business and operations, including our ongoing research and development activities.  As of December 31, 2011, we employed six full-time employees, and one part-time employee.  We also have seven employees that are on a temporary leave of absence, and their return is uncertain.

Dilutive effect of conversion of Series A Senior Convertible Debentures, exercise of Series D Warrants and Midtown placement agent’s warrants, and other warrants.

Under a securities purchase agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock.  On November 8, 2006, the Company issued to the institutional investors an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants.  On April 12, 2007, the Company issued at a second closing, an additional $2,575,000 in principal amount of the Series A Debentures, which followed the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants.  The Company allocated proceeds from each closing to the embedded conversion features of the Series A Debentures and Series D Warrants that were recognizable as a liability under generally accepted accounting principles.  We also issued during the first closing an aggregate of 623,520 common stock purchase warrants to the placement agent as compensation in the offering, which were upon terms substantially similar to the Series D Warrants. One-half of the Series D Warrants (2,226,854 warrants) and the placement agent warrants (311,760 warrants) became exercisable on November 8, 2006. The remaining one-half of the Series D Warrants (2,226,855 warrants) and the placement agent warrants (311,760 warrants) became exercisable on April 12, 2007 and expire on April 12, 2012. The Series D Warrants and the placement agent’s warrants may be exercised via a cashless exercise if certain conditions are met. Due to milestone-related adjustments, the initial exercise price of $1.15634 may be reset and the maximum number of shares to be issued under the debentures was indeterminable as of December 31, 2007. The Company considered ASC 815-40 (formerly EITF 00-19, relating to the provisions for Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock), and concluded that there were insufficient shares to share settle the contracts.  On April 1, 2007, due to the milestone-related provisions, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants were reset to a price $0.7453 per share, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008.  As a result of a June 2009 financing in which the Company issued shares of common stock and warrants, the conversion price of our debentures and the exercise price of the Series D Warrants was adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the Series D Warrants (including the warrants the Company issued to the placement agent in the financing) were increased by an aggregate of 2,677,417 Series D warrants.  On July 10, 2007, a debenture holder exercised 864,798 Series D Warrants for 864,798 shares of common stock, and 914,798 warrants were exercised during 2010 under the cashless provision for 420,166 shares of common stock. On November 8, 2011, an aggregate of 2,962,527 Series D Warrants expired.  Our outstanding Series A 10% Convertible Debentures originally became due on November 7, 2008. On October 15, 2010, we entered into an agreement with our two remaining Series A Convertible Debenture holders to extend the maturity date of the debentures to June 30, 2011, and the outstanding amount of $1,688,205 was not paid. As of December 31, 2011, an aggregate of $3,461,795 in principal amount of the Series A Debentures have been converted into 8,730,037 shares of common stock, an aggregate of $663,043 in interest amount have been converted into 2,675,576 shares of common stock, and an aggregate of 1,779,596 Series D Warrants have been exercised resulting in the issuance of 1,284,964 shares of common stock. Accordingly, as of December 31, 2011, an aggregate of $1,688,205 of principal amount of the debentures remain unconverted, and 3,012,523 Series D Warrants remain unexercised. Proceeds of the two offerings were used for the purpose of hiring new personnel, research and development, registration expenses, for general working capital purposes, and repaying $200,000 in loans made to us by Mr. Michael W. Trudnak, our Chairman and CEO.

As of December 31, 2011, approximately 15,246,929 warrants (including the warrants exercisable by the debenture holders) may be exercised pursuant to the cashless exercise provisions of such warrants, which may be subsequently resold as “restricted securities” under the provisions of Rule 144 under the Securities Act.  Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.

We have incurred substantial debt which could affect our ability to obtain additional financing and may increase our vulnerability to business downturns. We may be unable to repay our Series A Debentures that matured on June 30, 2011.

As of December 31, 2011, the aggregate principal under our outstanding Series A Debentures was $1,688,205, which matured on June 30, 2011. Also, we have outstanding trade and accrued payables of $1,356,404, other accrued liabilities of $486,560, and accrued salaries due to our employees and management of $5,833,216.  Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $89,000, and $400,000 short-tern notes from two investors.  Subsequently through the date of this report, we issued additional short-term notes in an aggregate of $135,000. We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the outstanding principal in the event the debenture holders make a demand for payment; it may be more expensive and difficult to obtain additional financing; and we are more vulnerable to economic downturns.

Our certifying officers evaluated the effectiveness of our disclosure controls and procedures, and concluded that our disclosure controls were effective for 2011 and 2010.  Although, management cannot assure you that measures taken will enable the Company to provide accurate and timely financial information.

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  The Certifying Officers designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is made known to management (including the Certifying Officers) by others within the Company, including its subsidiaries. We regularly evaluate the effectiveness of our disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly in our Forms 10-Q and annually in our Forms 10-K.  Although the Certifying Officers have determined that our disclosure controls and procedures were effective during 2011 and 2010, management continues to believe that refinement to our disclosure controls and procedures is an ongoing progress.  We cannot assure you that measures already taken, or any future measures, will enable us to provide accurate and timely financial reports, particularly if we are unable to hire additional personnel in our accounting and financial department, or if we lose personnel in this area.  Any failure to improve our internal controls or other problems with our financial systems or internal controls could result in delays or inaccuracies in reporting financial information, or non-compliance with SEC reporting and other regulatory requirements, any of which could adversely affect our business and stock price. The Audit Committee believes the Company should continue the following activities: (a) additional education and professional development for the Company’s accounting and other staff on new and existing applicable SEC filing requirements, certain applicable SEC disclosure requirements, and the timing of the filing thereof, and (b) reviewing disclosure requirements, including Form 8-K and Regulation S-K disclosure requirements, SEC staff guidance and interpretations related thereto. While management is responsible for establishing and maintaining our disclosure controls and procedures and has taken steps to ensure that the disclosure controls are effective and free of “significant deficiencies” and/or “material weaknesses,” the ability of management to implement the remediation of such weaknesses and deficiencies and the inherent nature of our business and rapidly changing environment may affect management’s ability to be successful with this initiative.

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

As of April 10, 2012, our directors and executive officers beneficially owned approximately 23.6% of our shares of common stock. Accordingly, our directors, executive officers and a most highly compensated employee are entitled to cast an aggregate of 10,644,657 votes on matters submitted to our stockholders for a vote or approximately 11.7% of the total number of votes entitled to be cast at a meeting of our stockholders. These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders. These matters would include the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may discourage or prevent someone from acquiring our business.

Our ability to attract and retain additional skilled personnel may impact our ability to develop our technology and attract customers in growing our business. However, we have limited cash resources to hire additional personnel and have experienced employee attrition due to our inability to pay our employees.

We believe that our ability to attract, train, motivate and retain additional highly skilled technical, managerial and sales personnel, particularly in the areas of technology-based application development, business intelligence, knowledge extraction, management, product development, healthcare economics, radiology, integration and technical support, is essential to our future success.  Our business requires individuals with significant levels of expertise in knowledge extraction, business operations, mathematics, quantitative analysis, and machine learning.  Competition for such personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future.  Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult.  We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation to such personnel than we currently anticipate.  Also, due to our limited cash resources, we have not been able to pay our employees and have accrued and unpaid wages and other perquisites due to our current and certain former employees of approximately $5,833,216.  Accordingly, we have experienced employee attrition and may not be able to attract new employees when we need to do so. If we fail to attract and retain sufficient numbers of highly skilled employees, our ability to provide the necessary products, technologies, and services may be limited, and as a result, we may be unable to attract customers and grow our business.

Our lease expires in January 2013 and we may not be able to extend our existing lease or obtain a lease for new office space because of our financial condition and limited cash resources.

The Company’s office lease for our principal executive offices expired on October 31, 2011, and the lease was extended during the period of negotiations to establish a new lease.  The Company entered into a new lease for our existing principal executive offices in February 2012, and negotiated with the landlord to lease 3,269 square feet of office space at a monthly lease payment of $5,764, and the lease expired on January 31, 2013.  The lease does not contain a renewal provision, and due to our financial condition and limited cash, the Company may be not be able to renew the lease or obtain a lease for office space or on terms that are acceptable to us.

We have never paid a cash dividend

We have not declared a cash dividend and we do not anticipate declaring or paying such dividends in the foreseeable future.

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

Product liability and other claims may occur.

Any failure by our products that provide applications relating to patient diagnostic procedures, and treatment plans could expose us to product liability claims for personal injury and wrongful death. Unsuccessful claims could be costly to defend and divert management time and resources.  In addition, we have not been able to maintain general liability, or directors and officers coverage, and cannot make assurances that we will have appropriate insurance available to us in the future at commercially reasonable and affordable rates. We expect to seek general liability and directors and officers coverage upon securing adequate financing, and product liability and other customary coverage upon the commercialization of our intelligent imaging informatics (“3i™”) technology.

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

While the market for imaging and radiology technology is highly fragmented, we face competition from other companies which are developing products that are expected to be competitive with our healthcare products.  We also face potential competition from other companies developing baggage screening technology and from baggage scanner manufacturers.  Business in general is highly competitive, and we compete with both large multinational solution providers and smaller companies. Some of our competitors have more capital, longer operating and market histories, and greater resources than we have, and may offer a broader range of products and at lower prices than we offer.

A number of factors that will affect our revenues will make our future results difficult to predict, and therefore we may not meet expectations for a particular period.

We believe that our future revenues when it occurs may have the potential to vary significantly from time to time. We believe that these variations may result from many factors, including:

•

the timing, size and mix of orders from our major customers including, in particular, the Department of Homeland Security and agencies of foreign governments;

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

•

the timing of completion of acceptance testing for some of our products by various U.S. agencies and foreign governments;

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

terminate of future contracts;

•

reduce the scope and value of our future contracts;

•

audit and object to our contract-related costs and fees, including allocated indirect costs;

•

control and potentially prohibit the export of our products, and

•

change certain terms and conditions in our contracts.

The U.S. government or foreign governments can terminate any of its contracts with us either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms.  Termination for convenience provisions generally enable us to recover only our costs incurred or committed, and settlement expenses and profit on the work completed prior to termination.  Termination for default provisions do not permit these recoveries and make us liable for excess costs incurred by the U.S. government in procuring undelivered items from another source.  Our contracts with foreign governments may contain similar provisions.  In the event we enter into one or more government contracts for PinPoint™, the government’s termination of any such contracts for our PinPoint™ product under development would harm our business.

In addition, U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds annually for a given program on a September 30 fiscal year-end basis, even though contract performance may take years. Consequently, our future contracts with the Department of Homeland Security (“DHS”) may only be partially funded at the outset, and additional monies are normally committed to the contract by DHS only as appropriations are made by Congress for future periods. The government’s failure to fully fund one or more of the contracts for our PinPoint™ product under development would harm our business.

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

Our PinPoint™ product may fail to obtain certification by the Transportation Safety Administration.

New products for transportation security scanning applications may require certification or approval by the Transportation Safety Administration (“TSA”), and we believe that the TSA does not currently have standards for the certification of transportation security scanning products other than bulk explosives detection systems and explosives trace detectors, or ETD.  Other products, such as metal detectors, are subject to TSA testing prior to approval. Market acceptance of new products may be limited if the TSA has not developed standards for certification or approval of such products, and even if it does develop such standards, we may be unable to obtain any such certification or approval, which could materially limit market acceptance of such products.  If we fail to timely introduce new products or if these products fail to gain market acceptance, our results of operations would be harmed.

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

Our major potential customer, the TSA, is a part of the Department of Homeland Security, an agency that has experienced, and may continue to experience, delays in its operations, which may cause delays in our receiving orders for our products from the TSA.

The TSA has experienced, and may continue to experience, delays in fulfilling its mandate as a result of ongoing restructuring and establishing necessary infrastructure to operate in an efficient manner.  This may result in delays in our receiving orders for our PinPoint™ product.  Further, the TSA, being an agency under the Department of Homeland Security, may experience changes in direction from DHS in performing their responsibilities or changes in responsibilities, which may further create delays in doing business with the TSA or DHS.

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

In any given fiscal quarter or year, our revenues may be derived from orders of multiple units of our PinPoint™ product from a limited number of customers.  The failure of these customers, particularly the U.S. government, to purchase our PinPoint™ products or the cancellation of future orders would harm our business.

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

In 2011, the cost of certain international currencies has decreased, yet such costs may later increase, due to fluctuations in the exchange rate of the U.S. dollar against the Euro or other currencies.  Future fluctuations in this exchange rate or other currencies could adversely affect our results in the event we make foreign sales of our products.  From time to time, as and when we determine it is appropriate and advisable to do so, we will seek to mitigate the effect of exchange rate fluctuations through the use of derivative financial instruments. We cannot assure you, however, that we will continue this practice or be successful in these efforts.

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

We expect to become reliant upon third party distributors for the distribution and licensing of our PinPoint™ and Signature Mapping™ products in several domestic or foreign jurisdictions, and have reduced our reliance upon our own internal sales force.

We have established and continue to seek to establish a network of distributors, sales representatives and consultants to assist us in the distribution and licensing of our products domestically and in certain foreign countries, including those business relationships established prior to 2011.  Such distributors, sales representatives and consultants have not effected any sales of our PinPoint™, or Signature Mapping™ products to date and we have no assurance they will be able to effect any such sales in the future.  We continue to review sales activities under certain of such arrangements and, as our agreements with such third parties expire, we may determine not to renew or we may terminate such agreements, or establish new relationships.

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

ITEM 2.     PROPERTIES

The Company previously leased 15,253 square feet for its headquarters building in Herndon, Virginia, pursuant to a 5 year commercial lease that expired on April 30, 2010. The annual base rental rate during the last year of the lease was approximately $24,557.  The Company elected not to exercise the renewal option provision of the lease, and negotiated with the landlord to lease 3,269 square feet of office space in the same business park. The new lease, for a monthly lease payment of $5,585 was entered into on April 13, 2010, and initially expired on April 30, 2011, was extended to October 31, 2011, and subsequently to January 1, 2012.  Although the extension did not contain a renewal option, the landlord agreed to a one year lease effective February 1, 2012, for a monthly lease payment of $5,764, and expires on January 31, 2013. The security deposit for the lease remains at $11,122. The Company’s principal offices are located at 250 Exchange Place, Suite H, Herndon, Virginia 20170. Our telephone number at such address is (703) 464-5495.

ITEM 3.     LEGAL PROCEEDINGS

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board.  Since, July 9, 2010, our stock has been quoted under the symbol “APVS,” and prior to such time our stock was quoted under the symbol “GDTI.”  The following table sets forth the high and low bid prices for each quarter during 2011 and 2010.

Fiscal Year Ended December 31, 2011:	High	Low
First Quarter	$0.38	$0.17
Second Quarter	$0.25	$0.13
Third Quarter	$0.19	$0.08
Fourth Quarter	$0.12	$0.03

Fiscal Year Ended December 31, 2010:
First Quarter	$0.23	$0.11
Second Quarter	$0.48	$0.13
Third Quarter	$0.69	$0.25
Fourth Quarter	$0.38	$0.25

These quotations reflect interdealer prices, without retail markup, markdown, or commission and may not represent actual transactions.  As of April 10, 2012, there were approximately 291 holders of record of our common stock.  This amount does not include beneficial owners of our common stock held in “street name.”  Our stock and warrant transfer agent is Signature Stock Transfer, Inc., 2632 Coachlight Court, Plano, Texas. Signature’s telephone number in the U.S. is (972) 612-4120, and their Internet address is www.signaturestocktransfer@msn.com.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth, as of December 31, 2011, information with regard to equity compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	14,788,489	$0.32	12,907,211
Equity compensation plans not approved by stockholders	0	0	13,334,507
Total	14,788,489	$0.32	26,241,718

RECENT SALES OF UNREGISTERED SECURITIES

On April 12, 2012, the Company issued promissory notes to accredited investors in the aggregate principal amount of $35,000. $25,000 matures on August 12, 2012 and $10,000 matures on April 12, 2013.  The short-term notes accrue interest at a rate of 12% per annum.  The Company also issued to the note holders an aggregate of 60,000 shares of common stock. The common stock was issued in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

On March 15, 2012, the Company sold to an accredited investor an aggregate of 100,000 shares of common stock and 300,000 Class Q Warrants for gross proceeds of $25,000.  The warrants are exercisable at a price of $0.25 per shares; contain a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions.  The warrants expire thirty-six (36) months from the date of issuance. The common stock and Class Q warrants were issued in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

In January 2012, the Company issued promissory notes to accredited investors in the aggregate principal amount of $100,000. $50,000 matures on November 10, 2012 and $50,000 matures on January 25, 2013.  The short-term notes accrue interest at a rate of 12% per annum.  The Company also issued to the note holders an aggregate of 150,000 shares of common stock. The notes and common stock were issued in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

During the period of October through November 16, 2011, the Company issued twelve-month promissory notes to a total of two accredited investors’ in the aggregate principal amount of $400,000.  The twelve-month notes accrue interest at a rate of 12% per annum. The Company also issued to the note holders an aggregate of 400,000 shares of common stock.  The notes and common stock were issued in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

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

ITEM 6.     SELECTED FINANCIAL DATA

The selected financial data set forth below for Applied Visual Sciences, Inc. for the years ended December 31, 2011, and 2010, are derived from the audited consolidated financial statements and related notes included in this report. Historical results are not necessarily indicative of the results of operations for future periods.  The data set forth below is qualified in its entirety by and should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements set forth in full elsewhere in this report.

Selected Financial Date	Year Ended December 31
	2011	2010
Statement of Earnings Data:
Revenue	$ 6,589	$ 110,499
Operating loss	(2,735,189)	(4,643,400)
Net loss	(1,154,376)	(3,650,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	93,419	110,084
Amortization of debt discounts	6,113	-
Stock-based compensation expense (1)	451,613	1,559,215
Fair value of warrants issued - derivative instruments (2)	-	38,550
Revaluation of derivative instruments expense (income) (3)	(1,958,318)	1,139,980
Revaluation of debenture default provision expense (income) (4)	337,641	(2,587,216)
Gain on settlement of debt (5)	-	(265,600)
Noncash broker compensation expense	25,000	-
Other noncash - stock issued in lieu of interest paid	-	681,117
Per Share Data:
Basic and Diluted Loss Per Share	$ (0.01)	$ (0.05)
Cash Flow Data:
Net cash provided (used) in operating activities	$ (686,287)	$ (1,230,527)
Net cash provided (used) in investing activities	(27,997)	(79,926)
Net cash provided by financing activities	715,900	1,306,230
Effect of exchange rates on cash and cash equivalents	-	390
Balance Sheet Data:
Cash and Cash Equivalents	$ 6,490	$ 4,874
Total Assets	606,745	756,749
Total Liabilities	10,432,552	10,822,318
Common Shares Subject to Repurchase	-	98,946
Stockholders' Equity (Deficit)	(9,825,807)	(10,164,515)

(1) Stock-based compensation expense represents the estimated fair value of stock-based compensation to employees and consultants in lieu of cash compensation.

(2) Represents non-cash expense for issuance of warrants measured at fair value in consideration of ASC 815-40 (formerly EITF 00-19) relating to provisions for Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company*s Own Stock.

(3) Represents non-cash expense (income) from the revaluation of embedded derivative feature of the outstanding convertible debentures issued in November 2006 and April 2007. This reflects the conclusion that convertible note contracts should be analyzed under the provisions of ASC 815-10 (formerly SFAS 133) relating to  *Accounting for Derivative Instruments and Hedging Activities,* and the embedded derivative features should be bifurcated and separately measured at fair value.  We also considered ASC 815-40 (formerly EITF 00-19) relating to the provisions for Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company*s Own Stock.

(4) Represents non-cash expense (income) from the revaluation of a default provisions for a contingency due to an event of default on the convertible debentures and in considering FASB No. 5, "Accounting for Contingencies"

(5) Represents non-cash income from the elimination of the beneficial conversion feature upon conversion of the debt related to the convertible debentures issued in November 2006 and April 2007.  We considered ASC 815-40 (formerly EITF 00-19) relating to the provisions for Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company's own Stock.

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

Except for historical information, the statements and other information contained in this Management’s Discussion and Analysis is forward-looking.  Our actual results could differ materially from the results discussed in the forward-looking statements, which include certain risks and uncertainties.  These risks and uncertainties include the rate of market development and acceptance of our “intelligent imaging informatics” (“3i™”) technology (particularly for our PinPoint™ and Signature Mapping™ products), the unpredictability of our sales cycle, the limited revenues and significant operating losses generated to date, and the possibility of significant ongoing capital requirements.

Our independent registered public accounting firm’s report on the consolidated financial statements included herein for the years ended December 31, 2011 and 2010 contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

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

Applied Visual Sciences is a software technology company that designs and develops imaging informatics solutions for delivery to its target markets through its two operating subsidiaries: Guardian Technologies International, Inc. for aviation/homeland security and Signature Mapping Medical Sciences, Inc., for healthcare. On March 23, 2012, the Company established a new entity; Instasis Imaging, Inc., for the development, marketing, and sales of a suite of imaging analytic applications for the automated detection of breast cancer. We may engage in one or more acquisitions of businesses that are complementary, and may form wholly-owned subsidiaries to operate within defined vertical markets.

The Company utilizes imaging technologies and analytics to create integrated information management technology products and services that address critical problems experienced by corporations and governmental agencies in healthcare and homeland security.  Each product and service can improve the quality and response time of decision-making, organizational productivity, and efficiency within the enterprise.  Our product suite integrates, streamlines, and distributes business and clinical information and images across the enterprise.

Please refer to Item 1A – Risk Factors, above for certain risks related to us and our business.

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

To achieve our strategic vision, we are aware of the need to exercise the financial and operational discipline necessary to achieve the proper blend of resources, products and strategic partnerships.  These efforts can accelerate our ability to develop, deploy and service a broad range of intelligent imaging informatics solutions directly to our target markets and indirectly through OEM/value added reseller (“VAR”) partners.  During 2011, we continued implementing changes across the spectrum of our business. We refined our marketing strategy for PinPoint™ and Signature Mapping™, and enhanced our Signature Mapping™ product offerings.

We may engage in one or more acquisitions of businesses that are complementary, and may form wholly-owned subsidiaries to operate within defined vertical markets

Our Core Technology

Our core technology is an “intelligent imaging informatics” (“3i™”) engine that is capable of extracting embedded knowledge from digital images, and has the capacity to analyze and detect image anomalies.  The technology is not limited by type of digital format. It can be deployed across divergent digital sources such as still images, x-ray images, video and hyper-spectral imagery.  To date, the technology has been tested in the area of threat detection for baggage scanning at airports, for bomb squad applications and the detection of tuberculosis by analyzing digital images of stained sputum slides captured through a photo microscopy system.  Varying degrees of research and development have been conducted in the areas of detection for cargo scanning, people scanning, military target acquisition in a hyper-spectral environment, satellite remote sensing ground surveys and mammography CAD products and radiologists’ diagnostic imaging tools, and while product development in these areas is ongoing, there can be no assurance that we will successfully develop product offerings in these areas.

We are currently focused on providing software technology solutions and services in two primary markets - aviation/homeland security with PinPoint™ and healthcare technology with Signature Mapping™ solutions.  However, as new or enhanced solutions are developed, we expect to expand into other markets such as military and defense utilizing hyper-spectral technology, and imaging diagnostics for the medical industry.

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

The United States Patent & Trademark Office (“USPTO”) has granted the Company six patents, all of which are related to our underlying 3i™ technology.  We also have nine pending patents applications (U.S. and foreign) that further cover the implementation of our core 3i™ technology.   We cannot provide assurance that any or all of the remaining patent applications or the provisional application will be issued patents, or that they will not be challenged, or that rights granted to us would actually provide us with an advantage over our competitors.  Prior art searches have been conducted and, based on the results of these searches; we believe that we do not infringe any third party patents identified in the searches.

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

Aviation/Homeland Security Technology Solution - PinPoint™

Through our wholly-owned subsidiary, Guardian Technologies, we market our PinPoint™ product, which is an “intelligent imaging informatics” (3i™) technology for the detection of guns, explosives, and other threat items contained in baggage in the airport environment or for building security applications.  PinPoint™ can identify threat items, notify screeners of the existence of threat items, and speed the security process by eliminating unnecessary baggage checks, provide the screener with an instantaneous second opinion, and reduce processing time spent on false positives (baggage selected for security review that contains no threat items).  We market and seek to license the PinPoint™ product primarily to the United States Transportation Services Administration (TSA) for use in airports, the Federal Protection Services for use in federal buildings and to foreign governments and airport authorities.  We compete with manufacturers of baggage screening, luggage and large parcel screening, people screening for weapons and explosive detection, container and vehicle screening, and cargo screening equipment and certain software companies and academic institutions that are developing solutions to detect threat items.  It is also our intent to distribute the product through various distribution methods.

The market for contraband detection systems has become intensely competitive and many of our competitors are better capitalized and have greater marketing and other resources than Applied Visual Sciences, Inc.  PinPoint™ continues to be developed to address the market for contraband detection.  The extended alpha version of PinPoint™ has been tested successfully at live carry-on baggage checkpoints in three international airports.  Integration within currently deployed manufacturers’ scanning equipment is a requisite to anticipated sales, and is considered a significant development risk.  PinPoint™ is available for sale to customers; however no sales are anticipated until we are able to seamlessly integrate with the manufacturers’ scanning equipment.

To date the marketplace has placed a premium on the newest innovations in hardware technology and has failed to grasp how a threat detection software solution can succeed.  It was expected that a major joint initiative between the Department of Homeland Security (DHS) and the National Electrical Manufacturers Association (NEMA) would open a path to both increase the interoperability of security equipment as well as provide a mechanism to use third party threat detection software as part of the screening solution.  This enabling initiative is the Digital Imaging and Communications in Security (DICOS) standard, similar to the Digital Imaging and Communications in Medicine (DICOM) standard.  With a defined standard for the output of each screening device, complimentary automated threat detection software can be appended to any x-ray equipment.  Applied Visual Sciences, Inc co-chaired one of the three NEMA working groups drafting the DICOS standard, and the DICOS standard was published in October 2010.  To date DHS has not made this standard a mandatory requirement for proposals or procurements which, as a result, has not enabled third party detection software providers the ability to enter the marketplace which has given an undue advantage to the existing security equipment providers.

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

We have been involved in three wide ranging U.S. Government proposals during 2011.  We have teamed on two of the proposals with large, well-known defense contractors and a federally funded research laboratory.  The teamed proposals were submitted to the Department of Defense and the U.S. Navy, while the third project was a direct submission to the Department of Homeland Security, Science and Technology Directorate.  Unfortunately, all three projects were deferred due to the ongoing federal budget discussions in Congress and operational uncertainties within the funding agencies.  At this point in time, we have no indication that any of these projects will be funded this fiscal year or the next budget cycle.  We will continue to pursue opportunities for the deployment of our PinPoint™ product as opportunities develop, however, as discussed above, we believe our ability to successfully market our PinPoint™ product is contingent upon our ability to enter into a strategic arrangement with a scanner manufacturer to install our software on scanners offered by such manufacturers, of which there can be no assurance.  With these uncertainties and our ability to manage with limited cash resources during 2011, we have focused on the marketing and sale of our healthcare products, as discussed below.

Healthcare Technology Solutions - Signature Mapping™

In an effort to expand upon the use of our core technology 3i™ “intelligent imaging informatics,” we are adopting our threat detection algorithms and quantitative imaging capabilities for use in the imaging field of diagnostic radiology and pathology.  The technology is called Signature Mapping™.  Our Signature Mapping™ platform technology represents the technological basis upon which our diagnostic radiology and pathology applications will be developed.  Any Signature Mapping™ product introduced in the United States may be subject to Food and Drug Administration (“FDA”) review and approval, including with regard to its safety and effectiveness before we may begin marketing and selling any such product in the U.S. Such approval may require us to obtain extensive data from clinical studies to demonstrate such safety or effectiveness.  Within the international markets the regulatory requirements differ, specifically in South Africa, where we have been testing our TBDx™ application for the detection of tuberculosis by analyzing digital images of auramine stained sputum slides captured through a photo microscopy system.  There may be similar regulatory requirements in foreign countries in which we seek to market and sell our healthcare CAD products.  As of the date of this report, we have developed and continue to develop two TB diagnostic products, TBDx™ and TBDxV™ and our SMDS™ product, an automated hardware-software laboratory solution.

Laboratory Pathology:  SMDS™

Signature Mapping Detection System (“SMDS™”) is an automated hardware-software laboratory solution designed to operate one or multiple infectious disease applications via multi-threaded detection algorithms.  SMDS™ automation software controls every movement of the integrated hardware components from slide management to image capture.  Where SMDS™ is integrated with a specific infectious disease detection application; the solution is capable of automatically analyzing each field-of-view for the presence of specific characteristics of the targeted disease.  The detection algorithms will perform with high sensitivity without sacrificing specificity.  The end product is a flexible; user defined diagnostic patient report that can be integrated to a laboratory information system.  Standard information includes patient information, processing date, field-of-view diagnostic findings and overall case severity or diagnostic finding.

In laboratory environments that use the image capture and visualization capabilities of Signature Mapping™ without specific infectious disease algorithms or in situations where the interface of the laboratory technician with the computer-aided identification software is a desired procedure, the SMDS™ laboratory platform includes the Decision Support Quick View (“DSQV”) module.  DSQV has been designed for rapid review of captured images and increased speed in diagnostic decision-making.  DSQV includes post-processing image tools to magnify, zoom or review images in alternative formats.  Using a high-resolution touch-screen monitor and an icon-driven menu system facilitates ease of use for even the most computer challenged individuals.  Signature Mapping SMDS™ includes built-in networking support to allow DICOM images to be transmitted for remote diagnosis or to be interfaced with an enterprise network.

When SMDS™ is integrated with a disease specific automated detection algorithm, such as Signature Mapping Tuberculosis Detection (“TBDx™”), the solution expands to a fully automated diagnostic system.  For high volume diagnostic laboratories, automation begins with a slide loader capable of processing up to 200 slides without human intervention.  At system initialization the slide loader automatically inventories every patient slide to be processed.  One-by-one the slides are moved from the holding cassettes onto the automated stage of the microscope.  A barcode reader collects information about the patient just prior to the slide being placed on the stage.  Information captured by the barcode reader can be automatically transferred to a laboratory information system along with the captured digital images and diagnostic case findings.

Once the slide has been positioned on the microscope stage, the automation software initiates the process of focusing the microscope system to maximize the quality of images to be captured.  Because the specimen on the slide may be topographical and/or the z-axis of the slide may require compensation, the automation software calculates the required adjustments to ensure high quality digital images are captured.  Further, the automation software is easily configured to capture fields-of-view in any quantity using a user established pattern of image capture.  The automation software can focus the microscope stage in approximately one minute and requires an additional minute per each one hundred high quality digital images to be captured.

TBDx™ - TBDxV™

The Company has developed two products for tuberculosis.

•

Signature Mapping Tuberculosis Detection (“TBDx™”) features automatic tuberculosis (“TB”) detection capabilities by analyzing digital images of Auramine-O stained sputum slides captured through a photo microscopy system.  We completed Phase II clinical trials in South Africa during 2011, which was a nested sub-study to the international Thibela TB Study trial at the Aurum Institute for Health Research.

•

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

Both TBDx™ and TBDxV™ address the approximately 52 million diagnostic slides analyzed by clinical lab technicians each year, and are targeted to government and private institutions that screen tuberculosis patients.  India processes more TB diagnostic cases than anywhere in the world and the workload has overwhelmed the country's laboratory resources.  The Company is working closely with the Indian government and private organizations regarding our TBDx™ diagnostic system for the migration to the Ziehl-Neelsen staining process, with a belief that we can further enhance their TB diagnostics productivity after clinical trials are complete and other government clearances are received.

Radiology:  BCDx™

The Company is adding vision to breast cancer diagnosis by developing a radiological suite of products.  by developing a breast cancer detection solution to be known as Signature Mapping™ Breast Cancer Detection (“BCDx™”). Within the U.S. the annual estimates of breast cancer diagnostic activity are: 35 million mammograms performed; 1.5 million biopsies performed; 87% of biopsies return a negative finding (mammogram ‘false positive’); 200,000 confirmed cancer cases; and immeasurable emotional, mental, and physical pain for the individuals and families of biopsy patients.  The 1.3 million biopsies undertaken that resulted in negative findings can be directly attributed to an inability to resolve areas of concern due to the limited information provided in the mammography images.  In addition, approximately 10% of cancerous lesions are missed – partly due to dense tissue obscuring the cancer or the appearance of cancer having common characteristics with the appearance of normal tissue.  The goal of BCDx™ is to deliver sophisticated image analysis processes that provide enhanced visualization capabilities and automated detection algorithms to help prevent unnecessary biopsies, while flagging previously unseen lesions for additional review.

Similar to a person’s fingerprint, each tissue has a unique structure.  Each structure creates a unique pattern or “signature” that can be extracted from an image to differentiate, locate, identify, and classify by using our Signature Mapping™ technology, management expects BCDx™ to further help radiologists by visualizing the various structures within a particular tissue so they can be examined and quantified.  This capability is expected to provide a next-generation image analysis, clarification, visualization and Signature Mapped™ “tissue characterization” and detection.  Management believes that it will add significant clinical value to a wide range of difficult to detect diseases in diagnostic radiology by distinguishing and characterizing different tissue types in images regardless of the modality that generated the image.

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

Laboratory Pathology:  TBDx™

First clinical evaluation of Signature Mapping™ Tuberculosis Detection (“TBDx™”) product - an automated tuberculosis detection sputum smear microscopy system, in cooperation with the South African National Health Laboratory Services (“NHLS”) and

the Aurum Institute for Health Research.  Principal investigators included, James J. Lewis, Violet N. Chihota, Minty van der Meulen, Bernard Fourie, Gerrit Coetzee, Katherine L. Fielding, Alison D. Grant, Susan E. Dorman, and Gavin J. Churchyard.

Background: Smear microscopy remains the most common method of diagnosing tuberculosis in many high-burden countries.  This is despite numerous limitations, including a lack of well-trained microscopists and reduced performance resulting from the substantial work load and poor ergonomics of the process.  An automated microscopy system TBDx™ has been developed that presents an innovative, multi-potential technology platform for automatically detecting TB from sputum slides.  The system loads slides onto a conventional microscope, automatically focuses and digitally captures images, and then uses Signature Mapping™, a set of specially developed image-analysis algorithms, to classify slides as TB positive or negative.

Objectives: To compare the diagnostic performance of TBDx™ in identifying tuberculosis from sputum smear microscopy slides stained with Auramine, using culture as the gold standard, to a human microscopist and to evaluate the effect of TBDx™ on the microscopist’s workload.

Methods: This study is nested within a cross-sectional study of South African gold miners with suspected pulmonary TB.  All TB suspects had one sputum sample collected for smear microscopy, MGIT culture and MPB64 organism identification.  All slides were read by a research and two routine microscopists, and then independently by TBDx™, each classifying slides based on the World Health Organization (“WHO”) classification standard of 100 fields of view (“FoV”) at 400x magnification.  For slides adjudged scanty by TBDx™, the digital FoV with suspected acid-fast bacilli (“AFB”) were reviewed by the research microscopist, using TBDx™ in decision support system mode (TBDx™-DSS), a mode presenting digital images of slides assisted by image enhancement tools.  The diagnostic performance of three algorithms was evaluated: TBDx™ alone; TBDx™ with review of scanty positive FoV images by the microscopist (TBDx™-DSS mode); TBDx™ with research microscopist’s readings substituted for slides judged by TBDx™ to be scanty positive.

Results: Of 981 participants, 269 were culture positive for Mycobacterium tuberculosis (27.4%) and 712 were culture negative (72.6%). TBDx™ alone had higher sensitivity (75.8%) than the research microscopist, but greatly reduced specificity (Table 1). TBDx™ classified 520/981 slides (53.0%) as scanty, with the majority of these slides having only 1-2 AFBs detected (371/520=71.3%). Of these, only 68/371 (18.3%) were culture positive, which was similar to TBDx™ negative slides (17.3%). Changing the algorithm to classify 0-2 AFBs on TBDx™ as negative gave improved specificity.  Combining this algorithm with an image review of positive FoV on TBDx™-DSS, scanty positive (3-9 AFBs) slides gave similar performance to that of the routine microscopists and reduced the number of FoV to be read by a microscopist by 99.7%.  Finally, an algorithm in which slides with 3-9 AFB on TBDx™ were replaced with the original research microscopist’s read gave sensitivity of 42.0%, specificity of 99.2% and resulted in an 84.8% reduction in the number of slides to be read by the research microscopist.  The negative predictive value (“NPV”) for all methods was similar.

Conclusion: The automated microscopy TBDx™ system has comparable performance to routine microscopy in this study and could greatly reduce the work load of microscopists in many high-burden settings as a Decision Support System (“DSS”). Further optimization of the TBDx™ system and training of microscopists in digital microscopy is required and is ongoing.  Opportunities for further research include the tuning of the present algorithms for LED-based light sources and the development of algorithms for Ziehl-Nielsen stained slides.

Table 1: performance characteristics of human microscopist versus the TBDx™ automated microscopy system, using culture as the gold standard.

Diagnostic method	Sensitivity	Specificity	PPV	NPV	FoV requiring human review
Protocol specified (0 AFB = negative; 1-9 AFB = scanty)
Research microscopist	52.8%	98.6%	93.4%	84.7%	98,100
Consensus of two routine microscopists	48.3%	95.8%	81.3%	83.1%	196,200
TBDx™ alone	75.8%	43.5%	33.7%	82.7%	0
Algorithm optimization (0-1 AFB = negative; 2-9 AFB = scanty)
TBDx™ alone	59.5%	71.8%	44.3%	82.4%	0
TBDx™ with research microscopist reviewing TBDx™ scanty positive FoV images (TBDx™-DSS)	56.1%	83.7%	56.6%	83.5%	847
TBDx™ with research microscopist’s readings for slides judged by TBDx™ to be scanty positive	45.0%	99.2%	95.3%	82.7%	27,500
Algorithm optimization (0-2 AFB = negative; 3-9 AFB = scanty)
TBDx™ alone	50.6%	86.1%	57.9%	82.2%	0
TBDx™ with research microscopist reviewing TBDx™ scanty positive FoV images (TBDx™-DSS)	48.0%	91.4%	67.9%	82.3%	597
TBDx™ with research microscopist’s readings for

slides judged by TBDx™ to be scanty positive	42.0%	99.2%	95.0%	81.9%	14,900

AFB = acid-fast bacilli; PPV = positive predictive value; NPV = negative predictive value; FoV = fields of view.

Sensitivity = measures the proportion of actual positive which are correctly identified as having that condition.

Specificity = measures the proportion of negatives which are correctly identified.

Competition: There is no current computer-aided-detection for TB sputum microscopy analysis that can be identified as competition to Signature Mapping™.  Although, there are substitute technologies that compete for sputum specimen analysis, such as the Cepheid Systems GeneXpert® System, a dip-stick or biomarker approach that is considered a competitor to Signature Mapping™.  Ultimately, competition to our approach will be driven by its cost per procedure, ease-of-use, sensitivity and specificity, and ability to be used by non-trained or lightly trained personnel in the point of care environment.  These emerging tests are Polymerase Chain Reaction, TB Breathalyzer, Q-Beta Replicase Assay, Transcription-Medicated Amplification, Ligase Chain Reaction, Strand Displacement Amplification, Nucleic Acid Sequence-Based Amplification and Branched DNA.

Breast Cancer Detection:  BCDx™

Our research to-date includes five programs and studies conducted under the direction of the Image Processing and Informatics Laboratory at the University of Southern California (“USC”) using clinical data and images provided by: the Image Processing and Informatics Laboratory at USC, Howard University, and the South Florida Clinical Mammography Data Base.  Competition is expected with existing computer-aided-detection (“CAD”) manufactures such as iCAD, Hologic, Medipatten, Confirma, Siemens, or Carestream Health.  We may partner with one or more of these existing CAD manufacturers, or with an emerging company with new technology for the CAD arena.  Once our products are commercially viable, we anticipate marketing and selling our products through original equipment manufacturers (“OEM”), or system integrators.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Year Ended December 31
Category	2011	2010

Net cash provided (used) in operating activities	$ (686,287)	$ (1,230,527)
Net cash provided (used) in investing activities	(27,997)	(79,926)
Net cash provided by financing activities	715,900	1,306,230
Effect of exchange rates on cash and cash equivalents	-	390

Net increase (decrease) in cash	$ 1,616	$ (3,833)

Net Cash Used in Operations

Net cash used in operating activities for the fiscal year ended December 31, 2011, was $686,287, compared with net cash used in operating activities of $1,230,527 during the same period for 2010, or a decrease in the use of cash for operating activities of $544,240 (44.2%). The decrease in the use of cash is due to: (i) lower operating costs of $821,143 (27.6%), including but not limited to a decrease in revenue of $103,910 (94.0%), a decrease in cost of sales of $45,104 (100.0%), decreases in selling, general and administrative costs (other than depreciation and amortization, and stock based compensation) of $888,700 (28.8%), and an increase in net non-operating expense (other than noncash items) of $8,751 (100.0%); and (ii) offset by a net decrease in components of operating assets and liabilities of $276,903 (15.9%).

Net Cash Used in Investing Activities

Net cash used in investing activities of $27,997 was for the net purchase of equipment and costs for patent applications for the year ended December 31, 2011. This compares with net cash used for the same activities of $79,926 for same period for 2010, or a decrease of $51,929, or 65.0%. The net decrease is comprised of lower equipment costs for the TBDx™ project of $39,179 (86.8%), and an decrease in patent costs of $12,750 (36.7%). The Company anticipates it will continue to incur equipment costs during the current fiscal year ending December 31, 2011, as we design add-on features that extend our current products into other areas, and ongoing patent costs related to further protection of our PinPoint™ and Signature Mapping™ products.

Net Cash Provided by Financing Activities

Net proceeds from financing activities were $715,900 for the year ended December 31, 2011, compared with $1,306,230 for the same period in 2010, or a decrease of $590,330 (45.2%). Of the 2011 net proceeds from financing activities, $344,000 (48.0%) was from the issuance of a new equity financing, $400,000 (55.9%) from the issuance of short-term promissory note, and a reduction of cash provided by financing activities of $28,100 (3.9%) for the net reduction of short-term notes payable to an executive of the Company. The decrease in the net cash provided by financing activities is due to (i), a decrease of $771,280 (69.2%) from the issuance of new equity financings, (ii) a reduction of $262,500 (100.0%) from the exercise of warrants, (iii) a decrease of $37,350 (100.0%) from the exercise of employee stock options, (iv) an increase in funds of $400,000 (100.0%) from short-term notes payable, and (v) a decrease in use of funds of $80,800 to reduce short-term note payable to an executive of the Company.  Management is seeking, and expects to continue to seek to raise additional capital through equity or debt financings or bank borrowings, including through one or more equity or debt financings or bank borrowings to fund its operations, repay or repurchase its debentures, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

Cash and Cash Equivalents

Our cash and cash equivalents increased during fiscal year ended December 31, 2011 by $1,616, compared to a decrease in cash and cash equivalents during the same period in 2010 of $3,833.  As outlined above, the increase in cash and cash equivalents for the current period was the result of; (i) cash used in operating activities of $686,287, (ii) cash used for the purchase of equipment and patent costs of $27,997, and (iii) an increase in cash by $715,900 from financing activities.  The net change in cash and cash equivalents for the twelve months ended December 31, 2011, as compared to the same period in 2010, was $5,449 (142.2%), and is the result of (i) a decrease in cash used in operating activities of $544,240 (44.2%), (ii) a decrease from the net purchase of equipment and patent costs of $51,929 (65.0%), (iii) a decrease of $390 (100.0%) from the positive effect of currency exchange rates, and (iv) an offset by a reduction of $590,330 (45.2%) from financing activities.

Working Capital Information - The following table presents a summary of our working capital at the end of each fiscal year:

	As of December 31
Category	2011	2010

Cash and cash equivalents	$ 6,490	$ 4,874

Current assets	9,100	93,682
Current liabilities	10,432,552	10,822,318
Working capital (deficit)	$ (10,423,452)	$ (10,728,636)

As of December 31, 2011, the Company had cash and cash equivalents of $6,490, compared to $4,874 on December 31, 2010, or an increase in cash and cash equivalents of $1,616 (33.2%).  The increase in cash is the net result of our operating, investing and financing activities outlined above.  At December 31, 2011, we had a working capital deficit of $10,423,452, compared with a working capital deficit at December 31, 2010 of $10,728,636, or a decrease in working capital deficit of $305,184 (2.8%). For 2011, overall current assets decreased $84,582 (90.3%), including (i) an increase in cash and cash equivalents of $1,616 (33.2%), (ii) a decrease in prepaid expenses of $16,671 (86.5%), and (iii) a decrease in accounts receivable of $69,527 (100.0%).  Current liabilities decreased $389,766 (3.6%), with specific decreases in liabilities of $2,525,243, including: (i) $28,100 in notes payable, net of additional notes from a related party, (ii) $246,175 for conversion of accrued wages for stock, (iii) $292,650 for conversion of accounts payable for stock, (iv) $1,958,318 for the reduction of derivative liabilities due to the revaluation of the beneficial conversion feature of the outstanding debentures, (vii) and specific increases in current liabilities of $2,135,477, including: (i) $8,422 in accrued interest, (ii) $301,235 trade and accrued payables, (iii) $337,641 for default provision of the debentures, (iv) $371,413 short-term notes payable, and (v) $1,116,766 for the continued accrual of unpaid wages and related expenses for all employees.

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

Other Liabilities

2011 Short-Term Promissory Notes

During the October and November 2011, the Company issued twelve-month promissory notes to accredited investors in the aggregate principal amount of $400,000.  The twelve-month notes accrue interest at a rate of 12% per annum.  The Company also issued to the two note holders an aggregate of 400,000 shares of common stock.  The relative fair value of the common stock of $34,700 will be amortized over the term of the notes.  The Company also issued 250,000 shares of common stock as compensation in connection with the financing for a fair value of $25,000.

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

In addition, under the SPA, the investor has agreed to provide additional financing to us by purchasing shares of our common stock at seven subsequent closings and subject to certain share price and volume requirements.  However, the seven subsequent closings scheduled during March through September 2011, did not take place since the stock price and volume conditions were not met.

We granted to the investor piggy back registration right with regard to the shares issued in the financing, including the shares underlying the Warrants. The SPA contains representations and warranties of the Company and investor, certain indemnification provisions and customary conditions to each closing.  We may terminate the SPA on ten days prior written notice to the investor, and the investor may terminate the SPA at any time prior to a subsequent financing upon written notice to us if we consummate a reverse stock split or a subsequent financing to which the investor is not a party.

We agreed to pay the investor’s counsel with regard to the first closing in the amount of $25,000, $5,000 of which was paid at the first closing and $5,000 was to be paid at each of the first four subsequent closings.  As mentioned above, the subsequent closings did not take place and the Company did not pay the four additional $5,000 payments to the investor’s counsel. We also agreed to pay additional fees for their counsel for each subsequent closing in the amount of $2,500. A broker acted as placement agent for the offering.  Under the terms of a Non-Circumvention and Compensation Agreement, dated January 12, 2011, between the Company and the broker, in connection with the offering, we agreed to pay or issue the broker at each subsequent closing a placement fee equal to 6% of the proceeds received by us at each closing and placement agent’s warrants equal to 6% of the shares sold at the closing (including the shares underlying the Warrants).

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

2006 through 2011 Short-Term Promissory Notes, Related Party

On April 21, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, our Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned the Company $200,000. The Company issued a non-negotiable promissory note, dated effective April 21, 2006, to Mr. Trudnak in the principal amount of $200,000. The note is unsecured, non-negotiable and non-interest bearing. The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default. The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum. The note is not assignable by Mr. Trudnak without our prior consent. The Company may prepay the note in whole or in part upon ten days notice. On October 21, 2006, Mr. Trudnak extended the due date of the loan to December 31, 2006. Subsequently, on October 3 and October 18, 2006, Mr. Trudnak loaned the Company $102,000 and $100,000, respectively, on substantially the same terms as the April 21, 2006 loan, except that each loan is due six months after the date thereof. Accordingly, following such additional loans, the Company owed an aggregate of approximately $402,000 to Mr. Trudnak. On November 10, 2006, Mr. Trudnak extended the due dates of such loans to May 31, 2007, except that $100,000 of the April 21, 2006, loan becomes due upon the Company raising $2,500,000 in financing after November 6, 2006, and the remaining amount of $202,000 of such loans become due upon the Company raising an aggregate of $5,000,000 in financing after November 6, 2006, and prior to May 31, 2007. Following the first closing of our Debenture and Series D Warrant financing on November 8, 2006, the Company repaid $100,000 on November 20, 2006, in principal amount of the April 1, 2006 loan, and paid an additional $100,000 to Mr. Trudnak on April 17, 2007 upon the second closing of our Debenture and Series D Warrant financing. On May 31, 2007, Mr. Trudnak extended the due dates of the remaining loans to May 31, 2008. Although, the anticipated payment of $202,000 had not been made, and Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008, and $5,000 on September 14, 2011, for cumulative loans of $231,000.  The maturity date of the outstanding loans was extended to May 31, 2009, then to May 31, 2010 and June 30, 2011, and subsequently to December 31, 2011. On December 31, 2011, the outstanding loans were extended to June 30, 2012. The Company repaid an aggregate of $108,900 of the notes during 2010, and repaid an aggregate $33,100 during 2011, resulting in an outstanding balance at December 31, 2011 of $89,000. The terms of the above transaction were reviewed and approved by the Company’s audit committee and by the independent members of our Board of Directors.

2006 and 2007 Series A Debentures (as Amended on October 15, 2010) and Series D Common Stock Purchase Warrants

Under a securities purchase agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock.  On November 8, 2006, the Company issued to the institutional investors an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants.  On April 12, 2007, the Company issued at a second closing, an additional $2,575,000 in principal amount of the Series A Debentures, which followed the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants.  The Company allocated proceeds from each closing to the embedded conversion features of the Series A Debentures and Series D Warrants that were recognizable as a liability under generally accepted accounting principles.  We also issued during the first closing an aggregate of 623,520 common stock purchase warrants to the placement agent as compensation in the offering, which were upon terms substantially similar to the Series D Warrants. One-half of the Series D Warrants (2,226,854 warrants) and the placement agent warrants (311,760 warrants) became exercisable on November 8, 2006. The remaining one-half of the Series D Warrants (2,226,855 warrants) and the placement agent warrants (311,760 warrants) became exercisable on April 12, 2007 and expire on April 12, 2012. The Series D Warrants and the placement agent’s warrants may be exercised via a cashless exercise if certain conditions are met. Due to milestone-related adjustments, the initial exercise price of $1.15634 may be reset and the maximum number of shares to be issued under the debentures was indeterminable as of December 31, 2007. The Company considered ASC 815-40 (formerly EITF 00-19, relating to the provisions for Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock), and concluded that there were insufficient shares to share settle the contracts.  On April 1, 2007, due to the milestone-related provisions, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants were reset to a price $0.7453 per share, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008.  As a result of a June 2009 financing in which the Company issued shares of common stock and warrants, the conversion price of our debentures and the exercise price of the Series D Warrants was adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the Series D Warrants (including the warrants the Company issued to the placement agent in the financing) were increased by an aggregate of 2,677,417 Series D warrants.  On July 10, 2007, a debenture holder exercised 864,798 Series D Warrants for 864,798 shares of common stock, and 914,798 warrants were exercised during 2010 under the cashless provision for 420,166 shares of common stock. On November 8, 2011, an aggregate of 2,962,527 Series D Warrants expired.

Our outstanding Series A 10% Convertible Debentures originally became due on November 7, 2008. On October 15, 2010, we entered into an agreement with our two remaining Series A Convertible Debenture holders to extend the maturity date of the debentures to June 30, 2011, and the outstanding amount of $1,688,205 was not paid. As of December 31, 2011, an aggregate of $3,461,795 in principal amount of the Series A Debentures have been converted into 8,730,037 shares of common stock, an aggregate of $663,043 in interest amount have been converted into 2,675,576 shares of common stock, and an aggregate of 1,779,596 Series D Warrants have been exercised resulting in the issuance of 1,284,964 shares of common stock. Accordingly, as of December 31, 2011, an aggregate of $1,688,205 of principal amount of the debentures remain unconverted, and 3,012,523 Series D Warrants remain unexercised. Proceeds of the two offerings were used for the purpose of hiring new personnel, research and development, registration expenses, for general working capital purposes, and repaying $200,000 in loans made to us by Mr. Michael W. Trudnak, our Chairman and CEO.

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

Also under the Debenture amendment agreement, the Debenture holders agreed, commencing March 3, 2011, that the Company may force a conversion of the Debentures.  There were no conversions of our debentures during the year ended December 31, 2011.  Such a forced conversion may only be effected once every 90 days and the ability of the Company to force any such conversion is subject to certain equity conditions, which conditions were amended under the terms of the Debenture Amendment Agreement in accordance with the following:

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

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of December 31, 2011 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so.  The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

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

Financial Condition, Going Concern Uncertainties and Events of Default

During the year ended December 31, 2011, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Our independent registered public accounting firm’s report on the consolidated financial statements included herein, and in our annual report on Form 10-K for the year ended December 31, 2010, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

As of December 31, 2011, we have outstanding trade and accrued payables of $1,356,404, other accrued liabilities of $486,560, and accrued salaries due to our employees and management of $5,833,216.  Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $89,000, and $400,000 short-tern notes from two investors.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default amount at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of December 31, 2011 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so.  The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

During 2011, the Company sold securities for gross proceeds of $211,000 (or $208,000, net of commission and expenses of $3,000) to certain accredited investors at a series of closings, and issued an aggregate of 844,000 shares of common stock, and 888,000 Class Q Warrants.  The Class Q Warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions.  The warrants expire three years after the date of issuance. Also, on February 23, 2011, the Company entered into a Securities Purchase Agreement (the “SPA”) with an institutional accredited investor for an investment up to $1,000,000. Subsequently on February 24, 2011, the Company sold to the institutional investor at the first closing of the private placement of securities, an aggregate of 600,000 shares of common stock, and 600,000 common stock purchase warrants to purchase an aggregate of 600,000 shares of common stock, for gross proceeds of $150,000 ($136,000 net of certain expenses and sales commissions in the amount of $14,000).  The warrants are exercisable at a price of $0.25 per share for a period of five years after the date of issuance; contain piggyback registration rights, a cashless exercise provision, and certain anti-dilution and other customary provisions. Also, we issued to a broker an aggregate of 72,000 placement agent’s warrants as compensation in connection with the offering.  The placement agent’s warrants are under the same terms and conditions as those issued to the institutional investor.  The institutional investor agreed to purchase additional shares if pre-established stock price and volume conditions were met during the seven months following the closing, although no such closing took place as the stock price and volume conditions were not met.

 During the period of October through November 16, 2011, the Company issued twelve-month promissory notes to a total of two accredited investors’ in the aggregate principal amount of $400,000.  The twelve-month notes accrue interest at a rate of 12% per annum. The Company also issued to the note holders an aggregate of 400,000 shares of common stock.

As of December 31, 2011, we had a cash balance of $6,490.  Subsequently and through April 16, 2012, we received $25,000 from an accredited investor, and issued an aggregate of 100,000 shares of common stock and 300,000 Class Q Warrants.  We also issued promissory notes to five accredited investors in the aggregate principal amount of $135,000 ($131,400, net of accrued commissions and expenses in the amount of $3,600); the notes accrue interest at a rate of 12% per annum, and the Company issued an aggregate of 210,000 shares of common stock to the note holders.  Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities.  Currently, we are spending or incurring (and accruing) expenses of approximately $220,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees.  Management believes that we will require an aggregate of approximately $2,640,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.  This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

In view of our limited revenues to date, the Company has relied and continues to rely substantially upon equity and debt financing to fund its ongoing operations, including the research and development conducted in connection with its products and conversion of accounts payable for stock. The proceeds from our financings have been and continue to be insufficient to fund our operations, pay our trade payables, repay our unconverted debentures, or accrued and unpaid wages to our employees.  Therefore, the debentures holders, our employees, or trade creditors may seek to enforce payment of amounts due to them, and our results of operations and financial condition could be materially and adversely affected and we may be unable to continue our operations.  Also, in the event we are unable to pay our employees, we may suffer further employee attrition.  There can be no assurances that we will be successful in our efforts to raise any additional financing, any bank borrowing, and research or grant funding.  Moreover, in view of the current market price of our stock, we may have limited or no access to the capital markets.  Furthermore, under the terms of our agreements with the debenture holders, we are subject to restrictions on our ability to engage in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is below the current conversion price or is based upon the trading price of our securities after initial issuance or otherwise subject to re-set.  In view of the foregoing, we may be required to curtail operations significantly, or obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

During Fiscal 2011, although our total stockholders’ deficit decreased by $338,708 to $9,825,807, our consolidated net loss for the period was $1,154,376, or a $2,495,855 decrease in net loss from 2010, and the decrease is mainly due to the change in the fair value of the derivative liability that reduced the net loss by $1,958,318. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

CONSOLIDATED RESULTS OF OPERATIONS

The following analysis reflects the consolidated results of operations of Applied Visual Sciences, Inc. and its subsidiaries.

Fiscal 2011 as Compared with Fiscal 2010

Net Revenues.  Net revenues for the fiscal 2011 of $6,589 was from the sale of hardware and related, specifically freight, duty and taxes reimbursed by the customer for the shipment of TBDx™.  Net revenue for the same period ended December 31, 2010, was $110,499 and includes, $90,226 from the sale of our first fully automated Signature Mapping TBDx™ system installed at the South African National Health Laboratory Services (NHLS) to complete the clinical evaluation of TBDx™, and $20,273 from research activities of our security product/services and consulting contract with the National Electrical Manufacturers Association (“NEMA”), which is a funded project by the Department of Homeland Security (DHS) for the establishment of the Digital Imaging and Communications in Security (DICOS).  The revenue from the Signature Mapping TBDx™ system installed at the NHLS of $90,226, includes, $67,670 for software license and $22,556 for equipment.

Cost of Sales.  There was no cost of sales for fiscal 2011, compared to $45,104 during the same period in 2010, or a decrease of 45,104 (100.0%). The freight, duty and taxes billed during 2011 were expensed in December 2010.  Cost of sales for fiscal 2010 was 40.8% of net revenue and represents $23,729 for material, $14,000 for labor, and $7,375 for other related costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for fiscal 2011, decreased by $1,967,017 (41.8%) to $2,741,778 for 2011, as compared to $4,708,795 for the same period in 2010. The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the fiscal years ended December 31.

	Twelve Months Ended December 31
	2011	2010	$ Change	% Change

Payroll and related costs	$ 1,073,527	$ 2,027,183	$ (953,656)	(47.0)
Professional fees	630,953	496,140	134,813	27.2
Research and development costs	233,330	157,355	75,975	48.3
Insurance costs	69,756	86,029	(16,273)	(18.9)
Rent - building and equipment	70,160	158,319	(88,159)	(55.7)
Travel and related	62,811	61,092	1,719	2.8
Miscellaneous expenses	56,209	99,328	(43,119)	(43.4)
Depreciation and amortization	93,419	110,084	(16,665)	(15.1)
Stock-based compensation	451,613	1,513,265	(1,061,652)	(70.2)
Total	$ 2,741,778	$ 4,708,795	$ (1,967,017)	(41.8)

Payroll and related costs, which includes salaries, commissions, taxes and benefits, decreased $953,656 (47.0%), due to seven employees being on temporary leave of absence, although they continue to support the Company on an as needed basis.  The Company currently employs six full-time and one part-time employee, compared to 14 full-time employees for the same period in 2010.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees increased in 2011 versus the same period last year by $134,813 (27.2%) due to: (i) a increase in legal fees of $205,194 for services related to financing activities, offset by lower fees for SEC compliance reporting, corporate structure and related name change in 2010, (ii) decrease in general consultants of $63,945, (iii) an increase in accounting services by $5,500 representing changes in rates, and (iv) a net decrease of $11,936 for various miscellaneous services and fees.

Research and development (“R&D”) costs increased in fiscal 2011, compared to the same period last year by $75,975 (48.2%), due to: (i) no activities during the period for our PinPoint™ product, or a reduction of $4,669 (100.0%), (ii) increased R&D activities for Signature Mapping TBDx™ and TBDxV™ projects of $80,644 (52.8%) for development activities to increase the capabilities of the automated system and migrate the technology for Ziehl-Neelsen staining process.

Insurance costs in fiscal 2011 were $69,756 compared to $86,029 during fiscal 2010, a decrease of $16,273 (18.9%). The decrease is attributed to not renewing various business policies.

Rent decreased by $88,159 (55.7%) to $70,160 in fiscal 2011, as compared to $158,319 for the same period in 2010, due to the Company relocating its office, effective May 1, 2010, to a smaller facility of approximately 3,269 square feet of space, whereas our previous office lease was for approximately 15,253 square feet. The fixed monthly rent of $5,585 reduced monthly operating costs by approximately $22,648.

Travel and entertainment expense for fiscal 2011 were $62,811 compared to the same period for 2010 of $61,092, or an increase of $1,719 (2.8%).  The Company focused its travel on our Signature Mapping™ Tuberculosis activities including, business development activities in South Africa for TBDx™, and in India for our TBDxV™ visualization product.

Miscellaneous expense decreased by $43,119 (43.4%) to $56,209 during fiscal 2011, compared to $99,328 for the same period in 2010. The decrease during 2011  is related to: (i) lower mobile phone costs of $2,920, (ii) reduction of $3,388 for telephone costs as a result of a renegotiated contract with our service provider, (iii) decreased postage and overnight service of $4,457, (iv) reduced business taxes of $4,822, (v) reduced office supplies and equipment of $4,953 reflecting a reduction in the number of employees, (vi) a decrease in membership and publication fees of $14,121, (vii) a decrease of $14,599 for office relocation costs incurred during 2010 to a new facility under a one year lease, (viii) increased bad debt expense of $1,792 not incurred during the prior year, and (ix) an increase in various miscellaneous expenses of $4,349.

Depreciation and amortization expense in selling, general, and administrative for fiscal 2011, of $93,419, compared to the same period for 2010 of $110,084, or a decrease of $16,665 (15.1%). The decrease in depreciation expense is due to acquired assets that became fully depreciated during the 2010 and first quarter 2011.

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee members of our Board of Directors, and consultants in lieu of cash compensation. During fiscal 2011, the Company recognized an expense associated with employee stock-based and director’s compensation of $164,241, and $287,372 of consulting expense. During the same period of 2010, the Company recognized stock-based compensation expense for employees and directors of $1,212,663 and consultants of $300,602. The decrease in stock-based compensation for employees and non-employee directors of $1,048,422 (86.5%) is due to no issuance of incentive stock options to: (i) employees in 2010 or 2011, whereas stock options were issued to employees during prior years and amortized over the two year vesting period, and (ii) non-employee directors during 2011, whereas such stock options were issued in 2010 and amortized over the one year vesting period no stock grants issued to employees during 2011. Fiscal 2010 included other stock compensation to executives, which was not issued in 2011.  Stock-based compensation expense for consultants decreased $13,230 (4.4%) during 2011.

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

Other Income (Expense).  Other income (expense) includes interest income, interest expense, and other non-operating income and expense. Other income for fiscal 2011 was $1,580,813, compared to $993,169 for the same period last year, for an increase of $587,644 (59.2%). There was no interest income from interest bearing accounts during 2011, or for the same period in 2010, due to low average daily cash balances in interest bearing accounts during the periods.  The activity for fiscal 2011 and the variances to the same period in 2010 include: (i) interest expense of $8,751, compared to $681,117 for the same period in 2010, or a decrease of $672,366 (98.7%) as a result of the October 15, 2010 Debenture Amendment Agreement, whereby the $1,688,205 of outstanding principal amount does not bear interest from July 1, 2010 through their maturity on June 30, 2011, nor provides for interest after the maturity date, (ii) financing costs in 2011 of $25,000 versus no expense in 2010 (iii) Debt discount amortization costs in 2011 of $6,113 versus no expense in 2010 (ii) an expense of $337,641 for the valuation of the default provision for the outstanding debenture, compared to income during 2010 of $2,587,216, or a decrease in income of $2,924,857 (113.1%), (iii) income of $1,958,318 from the revaluation of embedded conversion feature of the outstanding debentures, compared to an expense in 2010 of $1,139,980, or a decrease in other expense of $3,098,298

(271.8%), (iv) no expense for the fair value of warrants as inducement to extend short-term notes or conversion for stock, or a decrease of $38,550 (100.0%), and (v) no gain on settlement of debt for the embedded conversion feature of debentures since there were no conversion during 2011, compared to income for the same period last year of $265,600 (100.0%). Non-cash non-operating income included above for 2011 was $1,589,564, and for 2010 of $993,169.

Net Income (Loss) and Net Income (Loss) per Common Share.  Net loss for fiscal 2011 was $1,154,376, compared to a net loss for the same period in 2010 of $3,650,231, for a decrease in net loss of $2,495,855 (68.4%). Net income (loss) for the Company per common share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of shares outstanding.  Net income (loss) per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from contingently issuable shares (i.e. common stock purchase warrants and stock options issued and outstanding).

Reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Year Ended December 31
	2011	2010
Numerator:
Net loss	$ (1,154,376)	$ (3,650,231)

Denominator:
Weighted average common shares outstanding - basic & diluted	85,456,082	69,024,431
Weighted average common shares outstanding - Diluted	139,246,542	110,690,895

Net loss per common share:
Basic & diluted	$ (0.01)	$ (0.05)
Diluted	(0.01)	(0.03)

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes scheduled maturities of our contractual obligations extending beyond one year for which cash flows are fixed and determinable as of December 31, 2011.

Category	Payments Due in Fiscal
	Total	2012	2013	2014	2015	2016	Thereafter

Short-term convertible debentures (1)	$ 1,688,205	$ 1,688,205	$ -	$ -	$ -	$ -	$ -
Interest payments (2)	-	-	-	-	-	-	-
Operating lease commitments (3)	74,757	68,993	5,764	-	-	-	-
Unconditional purchase obligations (4)	-	-	-	-	-	-	-
Total contractual obligations	$ 1,762,962	$ 1,757,198	$ 5,764	$ -	$ -	$ -	$ -

(1) Represents the outstanding Series A Convertible Debentures that originally matured November 8, 2008, and were amended October 15, 2010. Under terms of the amendment, the Company and the debenture holders agreed to an extension of the maturity date to June 30, 2011.  The Company is currently in default under the amendment agreement and is negotiating with the debenture holders to extend the maturity date.  Commencing March 3, 2011, the Company may force a conversion of the debentures if certain trading price and volume conditions are met.

(2) The outstanding Series A convertible debentures, under the October 15, 2010 amendment, did not bear interest through the new maturity date of June 30, 2011, and the amendment agreement does not require interest after the maturity date.  The Company is in negotiations with the debenture holders to extend the maturity date of the convertible debentures, and the holders may require interest to be paid for such extension.

(3) Represents projected rent cost for the existing office lease, which expires on January 31, 2012.  Total rental expense included in the accompanying consolidated statements of earnings was $70,160 in fiscal 2011, and $158,319 in fiscal 2010.

(4) The company currently does not have any outstanding unconditional purchase obligations.  They would though include inventory commitments, future royalty, consulting agreements, other than month-to-month arrangements or those that expire in less then one year, or commitments pursuant to executive compensation arrangements.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition at December 31, 2011 and our results of operations for the two fiscal years ended December 31, 2011, are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These estimates and assumptions can be subjective and complex and, consequently, actual results could differ from those estimates.  We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Valuation of Long-Lived Assets Including Acquired Intangibles.  We evaluate the carrying value of long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying value of an asset within the scope of ASC 360-10, “Accounting of the Impairment or Disposal of Long-Lived Assets” may not be recoverable. Our assessment for impairment of assets involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, and considers year-end the date for its annual impairment testing.  The Company prepared this analysis as of the year ended December 31, 2011, and 2010, and concluded that the intangible assets are not impaired.  Therefore, there was no impairment expense during Fiscal 2011 and 2010.

Impairment of Excess of Purchase Price Over Net Assets Acquired.  We follow the provisions of ASC 805-10, “Business Combinations” and ASC 350-10, “Goodwill and Other Intangible Assets.” These statements establish financial accounting and reporting standards for acquired goodwill.  Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements.  Effective January 1, 2002, with the adoption of ASC 350-10, goodwill must be evaluated for impairment and is no longer amortized.  Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired.  To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets.  We determine impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill.  Impairment is tested annually or whenever indicators of impairment arise.  There was no goodwill on the consolidated balance sheet of the Company during Fiscal 2011 and 2010, as a net realizable value analysis was made for goodwill in prior years and such asset was considered fully impaired during those prior years. Therefore, there was no amortization expense of goodwill during Fiscal 2011 and 2010.

OFF-BALANCE SHEET ARRANGEMENTS

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to “Notes to Consolidated Financial Statements, Note 2 - Significant Accounting Policies” for discussion regarding the impact of Accounting Standards that were recently issued but not yet effective, on our Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures.  There were no international revenues subject to such market risks during fiscal 2011.  International activities were mostly from our Signature Mapping™ revenue opportunities in South Africa and India.  Therefore, we may be exposed to foreign exchange rate fluctuations as the Company continues to pursue the revenue opportunities outside the United States.  As exchange rates vary, results when translated may vary from expectations and adversely impact overall expected profitability. As of December 31, 2011, the Company’s foreign currency exposure is related to accounts payable trade in the amount of $30,371.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page 91 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Audit Committee of the Board of Directors of the Company has appointed the firm of KBL, LLP, to serve as Applied Visual Sciences, Inc.'s independent registered public accountants and to be the principal registered public accountants to conduct the audit of Applied Visual Sciences, Inc.'s financial statements. KBL, LLP was first appointed on February 23, 2009 for the fiscal year ending December 31, 2008 audit. On March 29, 2012, KBL, LLP was reaffirmed by the Audit Committee as Applied Visual Sciences, Inc.'s independent registered public accountants and to be the principal registered public accountants to conduct the audit of Applied Visual Sciences, Inc.'s financial statements for the fiscal year ended December 31, 2011.

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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

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

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the current directors and executive officers of Applied Visual Sciences, Inc.:

Name	Age	Title
Joseph C. Brothers	52	Director - Class I
William J. Donovan	60	President, Chief Operating Officer and Director - Class III
Gregory E. Hare	58	Chief Financial Officer, Treasurer
Keith S. Kelly	48	Director - Class I
Sean W. Kennedy	62	Director - Class II, Consultant to the Company
Charles T. Nash	61	Director - Class I
Michael W. Trudnak	59	Chairman of the Board, Chief Executive Officer, Secretary, Director - Class III

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

Joseph C. Brothers, Director.  Mr. Brothers became a Class I director of Applied Visual Sciences, Inc. on April 26, 2010. Since September 1997, Mr. Brothers has been President of The Joseph Brothers Company, Inc., a privately-held ERP (Enterprise Resource Planning) and SAP (Systems, Applications and Products) consulting services company.  Since October 2009, Mr. Brothers has been the Principal Research Scientist for University of Alabama Enterprise Resource Planning Advisor, supporting the Army Chief Information Office and Office of the Deputy Chief of Staff of the Army.  From December 2006 to October 2009, Mr. Brothers was U.S. Army ERP Functional Integration Advisor, Enterprise Integration Office, Business Transformation Agency, United States Department of Defense. From March 2003 to December 2006, Mr. Brothers was a SAP Implementation Functional Integration Lead with Northrop Grumman Mission Systems.  Mr. Brothers has over fifteen years of SAP project/program management, configuration, and functional architecture and business modernization experience for the United States Department of Defense, United States Army, commercial manufacturing, media, and state government environments.  Also, he has over twelve years of operational accounting and financial accounting experience in the commercial environment. As an ERP project leader, he has solid knowledge of U.S Army tactical logistical requirements as it relates to SAP functionality.  Mr. Brothers received a Bachelor of Science Degree in Business Administration from the University of Arizona, and a Master of Science Degree in Management from the Krannert Graduate School of Management at Purdue University.  Mr Brothers is a certified public accountant.

William J. Donovan, President, Chief Operating Officer and Director. Mr. Donovan became a Class III director in August 2006. Mr. Donovan has been President and Chief Operating Officer since November 21, 2005. Also, from August 18, 2003, until January 30, 2006, Mr. Donovan was Chief Financial Officer. From January 2003 until August 2003, Mr. Donovan was an independent consultant to an affiliate of American Express Small Business Services. From September 1999 through December 2002, Mr. Donovan was CFO of Streampipe.com, Inc., a privately held streaming communications media company.  From October 1996 to August 1999, Mr. Donovan was Chief Operating and Financial Officer for TDI, Inc., a privately held international wireless telecommunications services company.   From October 1986 to October 1996, Mr. Donovan was Chief Financial Officer, Secretary, Treasurer and a director at Riparius Corporation, a privately held holding company with operating subsidiaries in the areas of real estate development, property management, general contracting, government contracting, and telecommunications engineering.  From October 1980 to October 1986, Mr. Donovan was the Controller for McCormick Properties, Inc., a publicly held commercial real estate subsidiary of McCormick & Company.  From

July 1973 to October 1980, Mr. Donovan was the Controller for AMF Head Sports Wear, Inc., a privately held international sporting goods manufacturer and a subsidiary of AMF, Inc., a publicly held company.  Mr. Donovan received a Bachelor of Arts in History in 1973 and a Certificate in Accounting in 1978 from the University of Maryland.  In 1982, he received an MBA from the Sellinger School of Business, Loyola University Maryland.  Mr. Donovan has been a Certified Public Accountant since 1982.  He is also a Certified Business Valuation & Transfer Agent, Business Brokers Network, 2002.  He has been on the Advisory Board for Nogika Corporation, a privately held software company, since 2001.

Henry A. Grandizio, Director.  Mr. Grandizio, who resigned from the Board on October 18, 2011, was appointed as a Class II director of Applied Visual Sciences, Inc. on September 17, 2007.  Since 2006 to present, Mr. Grandizio has been the managing partner at Grandizio, Wilkins, Little & Matthews, LLP, a certified public accounting firm.  From 1986 until 2006, Mr. Grandizio was shareholder and vice president of Scheiner, Mister, & Grandizio, P.A.  From 1978 to 1986, Mr. Grandizio was an audit and accounting manager for McGrow, Pridgeon and Company, P.A.  Mr. Grandizio received a Masters in Science, Taxation from the University of Baltimore and a Bachelor of Arts in Accounting from Loyola College.

Gregory E. Hare, Chief Financial Officer, and Treasurer.  Mr. Hare was appointed Chief Financial Officer on January 30, 2006. From May 2001 through January 2006, Mr. Hare served as a financial executive of Jane Cosmetics, a national mass market cosmetics manufacturing and distribution company headquartered in Baltimore, Maryland. There he served three years as Director of Finance for the wholly owned subsidiary of The Estee Lauder Companies, Inc. and the last two years as CFO/Controller of the privately held Jane & Company, LLC.  Prior to that, Mr. Hare held positions including CFO/Controller for a privately held hospitality company LFB Enterprises, with locations in and around Baltimore and Washington, DC; Manager, Pricing Group for the Industrial Division of McCormick & Company, a publicly held international spice company headquartered in Hunt Valley, Maryland; and CFO/Controller for Acordia Collegiate Benefits, Inc., a for-profit subsidiary of Anthem (formerly Blue Cross and Blue Shield of Indiana).  Mr. Hare received a Bachelor of Science in Accounting from the University of Baltimore, and an MBA from the Sellinger School of Business of Loyola University Maryland in 1984.  Mr. Hare has been a Certified Public Accountant since 1979.

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

Sean W. Kennedy, Director.  Mr. Kennedy became a Class II director in July 2003 and a consultant to the Company since May 27, 2008.  From January 2001 to the present, Mr. Kennedy has been President and Chief Executive Officer of BND Software, Inc. a privately held software development company.  On May 27, 2008, the Company entered into a consulting agreement with BND Software pursuant to which it agreed to provide certain consulting services to the Company including managing the research, development and information systems activities of the Company.  From October 1999 to December 2000, Mr. Kennedy was divisional Vice President of Votenet Solutions, a Web development and consultant for trade associations, political parties and related organizations.  From April 1994 to October 1999, Mr. Kennedy was President and CEO of Raintree Communications Corporation, a privately held telecommunications services company, focused on providing technology tools for legislative lobbying to Trade Associations and Fortune 500 companies.  From June 1989 to April 1994, Mr. Kennedy was President and CEO of Electronic Funds Transfer Association, a trade association for the electronic payments systems industry.  Mr. Kennedy is a graduate of Mount Saint Mary’s College in Emmitsburg, Maryland.

Charles T. Nash, Director.  Mr. Nash became a Class I director of Applied Visual Sciences, Inc. in June 2004.  Mr. Nash has over 25 years of military experience and more than 14 years of leadership experience in emerging technology in the private sector.   Since October 2000, Mr. Nash has been President of Emerging Technologies International, Inc. (“ETII”), a privately held consulting company. ETII works to get high level technologies developed by small commercial companies inserted quickly, efficiently and inexpensively into applications/tools for immediate military use. The company also works with government laboratories and acquisition agencies to facilitate speedy and effective “lab to fleet” technology interchanges and discussions.  From April 1998 to October 2000, Mr. Nash was vice president of Emerging Technology Group of Santa Barbara Applied Research, Inc., a privately held defense consulting and emerging technology marketing company.  Prior to that, Mr. Nash served in various military leadership positions, including: head of Strike/Anti-Surface Unit Warfare and Air to Air/Strike Support section on the staff of the Chief of Naval Operations, overseeing budget planning of approximately $18 billion; executive assistant to the Deputy Commander in Chief, U.S. Naval Forces Europe; and executive and commanding officer, Strike Fighter Squadron 137.  Mr. Nash retired from the U.S. Navy in 1998 with the rank of Captain.  Mr. Nash is a frequent guest military and aviation analyst for Fox News Channel, and several regional radio stations.  Mr. Nash earned a BS Aeronautics degree in 1973 from the Parks College of Aeronautical Technology, Saint Louis University, Cahokia, Illinois, and is a graduate of the National War College.

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

Independent Directors

Our board of directors has adopted the definition of independence as defined in Section 803A of the NYSE Amex LLC Company Guide.  Based upon such definition, the board of directors has determined that the following directors are independent: Joseph C. Brothers, Charles T. Nash, and Keith S. Kelly, that a majority of our directors are “independent.”  The board of directors maintains an audit committee, compensation committee, and nominating committee.  We may also establish special or other committees from time to time to consider matters at the request of the Board.  The current members of such committees as of the date of the filing of this report are as follows:

Audit

-

Joseph C. Brothers, Chairman

Charles T. Nash

Keith S. Kelly

Compensation

-

Charles T. Nash, Chairman

Keith S. Kelly

Nominating

-

Joseph C. Brothers, Chairman

Charles T. Nash

The Board of Directors

The Board oversees the business affairs of Applied Visual Sciences, Inc. and monitors the performance of management. During the year ended December 31, 2011, the Board held twelve (12) meetings and handled certain other business through unanimous written consents of its board in accordance with its by-laws and applicable Delaware law.  Messrs. Brothers and Trudnak attended all of such meetings of the Board, Mr. Donovan attended eleven (11) of such meetings, Mr. Nash attended ten (10) of such meetings, Mr. Kennedy attended nine (9) of such meetings of the Board.  Mr. Henry A. Grandizio, who attended two of such board meetings, resigned from the Board on October 18, 2011. Applied Visual Sciences, Inc. has a policy of requesting all directors to attend annual meetings of stockholders. On April 24, 2010, the Company reduced the number of members required for the board of directors from nine to seven members. Currently, the Board has four committees, an Audit, Compensation, Nominating, and Special Committee. The membership and functions of such committees are described below.

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

Audit Committee

The Audit Committee consists of three members, Joseph C. Brothers, Keith S. Kelly, and Charles T. Nash.  Mr. Brothers was appointed as chairman of the committee on October 27, 2011, upon the resignation of Mr. Henry A. Grandizio.  Mr. Nash was also appointed to the committee on October 27, 2011,. The Audit Committee held four meetings during 2011, and Mr. Brothers attended all of such committee meetings, Messrs. Kelly and Grandizio attended three of such meetings, and Mr. Nash attended one meeting of the committee meetings. The board of directors determined that Messrs. Brothers, Kelly, and Nash are deemed independent within the definition of “independence” set forth in Section 803A of the NYSE Amex LLC Company Guide, as was Mr. Grandizio during his tenure on the committee.

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

Compensation Committee

The Compensation Committee consists of two members, including Charles T. Nash, and Keith S. Kelly. Mr. Nash was appointed chairman of the committee on April 21, 2009.  Mr. Henry A. Grandizio was a member of the committee until his resignation on October 18, 2011.  The Compensation Committee held two meetings during 2011, and Messrs. Grandizio, Kelly, and attended all of such committee meetings.

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

Nominating Committee

The Nominating Committee consists of two members, Joseph C. Brothers, and Charles T. Nash.  Mr. Brothers was elected chairman of the committee on April 24, 2010. The Nominating Committee did not hold committee meetings during 2011. The board has adopted a written charter for the Nominating Committee.

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

 ADVISORY BOARD

On November 7, 2007, we established an advisory board to advise and make non-binding recommendations to our board of directors and management regarding the strategic positioning of our new products, future product development, industry trends, and potential research collaborations with third parties.  Members serve for a term of one year.  The advisory board is currently inactive with no members, and the Company anticipates reestablishing the Advisory Board in 2012.

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

AUDIT COMMITTEE EXPERT

We have designated Mr. Joseph C. Brothers as our “audit committee financial expert.”  Mr. Henry A. Grandizio was designated as our audit committee financial expert, until his resignation from the Board on October 18, 2011.  Mr. Brothers was so designated upon his appointment as chairman of the Audit Committee on October 27, 2011.

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

Based on our review of Forms 3, 4 and 5 submitted to us pursuant to Rule 16a-3 under the Exchange Act by our executive officers and directors with respect to our most recent fiscal year ended December 31, 2011, there were no known (1) late reports, (2) transactions that were not reported, or (3) known failures to file a required report by such executives officers and directors.

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

Our executive compensation program during 2011 consisted of three principal elements: base salary, stock options, and severance and change in control benefits.  We also provided to two employees a car allowance.  Our ability to provide any cash incentive compensation, plan or non-plan has been constrained by our limited cash resources. Accordingly, our executive compensation arrangements have been relatively straight forward.

Moreover, due to our limited available cash, during 2006, a significant portion of the three named executive officers base salaries were and continue to be unpaid.  During 2007, three of our named executives had a small portion of their base salaries unpaid and the amount continued to be unpaid during 2011. Additionally, during 2009 through 2011, significant portions of our three named executive officers base salaries were unpaid.  As of December 31, 2011, the Company has an aggregate unpaid salary of its named executives of approximately $2,683,923. We continue to accrue the salaries for our Principal Executive Officers and named executive officers, however, there is substantial uncertainty that we will be able to pay such amounts to our officers.  On October 26, 2010, in accordance with an outstanding capital raise, four of our then named executives and a consultant/director of the Company converted a portion of their accrued and unpaid wages, outstanding accounts payable, and other related compensation in an aggregate of $1,267,706, for a total of 5,070,825 shares of Common Stock, and an aggregate of 5,070,825 Class N Common Stock Purchase Warrants. The Warrants issued are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire in sixty (60) months from the date of issuance. The Company also issued to such executives and consultant/director, an aggregate of 1,000,000 shares of common stock, and such issuance was previously authorized for all employees as compensation for the hardship of not regularly receiving their salaries, wages, or other compensation that was due during June 2008 through January 2009, and the continued or continuing nonpayment of such amounts by the Company. The issuance of the Common Stock was not in lieu of the payment of such compensation which remained accrued and unpaid.

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

The base salary of each of our named executive officers is determined on the basis of such officer’s employment agreement with us.  Our Compensation Committee is to review annually each executive officer’s base salary during our performance review. Base salaries may be adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance, experience and the our cash position.  During 2011, we did not increase the base salary of any of Messrs. Trudnak, Donovan, or Hare, and the Committee has not made a determination for 2012.

Also, as discussed above, and due to our limited available cash, during 2006, a significant portion of four of our then named executive officers base salaries were and continue to be unpaid.  During 2007, three of our named executives had a small portion of their base salaries unpaid and the amount continued to be unpaid during 2011.  Additionally, during 2009 through 2011, significant portions of our named executive officers base salaries were unpaid.  As of December 31, 2011, the Company had an aggregate accrued but unpaid salary due to its named executives of approximately $2,683,923.

Annual Cash Incentive Bonus

Due to the limited cash available to us, we currently do not have a bonus plan and, during 2011, we did not make any annual cash incentive award to our employees, including our named executive officers.

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

During 2011, the Compensation Committee did not grant stock options under the 2003 Plan.  As of December 31, 2011, the Company has reserved under the 2003 Plan, 17,092,789 shares to be issued upon exercise of outstanding options, and 12,907,211 shares were available for future awards.  Compensation expense for stock options granted is recognized over the requisite service period, which is typically the period over which the stock-based compensation awards vest. In anticipation of implementation of SFAS 123R, we accelerated the vesting of the outstanding options in December 2005, prior to adopting SFAS 123R.  We applied the guidance of SAB 107 in conjunction with the adoption of SFAS 123R.  This acceleration was for all employees, including the named executive officers.

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

During 2011, we issued 2,595,056 stock awards under the 2009 Stock Compensation Plan, of which 42,000 were issued to an employee upon exercise of stock options, 1,129,012 issued to employees upon conversion of accrued and unpaid wages, and 1,424,044 stock awards to consultants as compensation in lieu of cash payments for services rendered. As of December 31, 2011, there were 13,334,507 shares available for future awards under the 2009 Stock Compensation Plan.

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

Pension and Deferred Compensation Plans

Currently, we do not have a company sponsored pension or deferred compensation plans for any or all employees, including our named executive officers, or directors.

Perquisites and Other Compensation

During the each of the two fiscal years ended December 31, 2011, two of our named executive officers received reimbursement of up to $6,000 annually for automobile expenses as required under the terms of their employment agreements. See below “Employment, Severance and Change in Control Arrangements.”  Currently, we do not provide short or long term disability or life insurance coverage for employees, including our named executive officers, as a result of our current cash position.  We do provide health care benefits to all employees including our named executive officers, and such benefits are contributory.

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

Executive Officers Compensation:

Summary Compensation Table

The following Summary Compensation Table sets forth the compensation earned or awarded to our CEO, President and COO, CFO and other named executive officers during each of the two fiscal years ended December 31, 2011:

Name and principal position	Year	Compensation
		Salary	Bonus	Stock awards (1)	Options awards (1)	All other compensation (2)	Total
Michael W. Trudnak (3)	2010	$ 275,000	-	$ 61,000	$ 488,229	$ 422,701	$ 1,246,930
Chairman, CEO	2011	275,000	-	-	-	6,000	281,000

William J. Donovan (4)	2010	265,000	-	61,000	543,292	273,098	1,142,390
President/COO	2011	265,000	-	-	-	6,000	271,000

Gregory E. Hare (5)	2010	200,000	-	61,000	264,402	210,322	735,724
Chief Financial Officer	2011	200,000	-	-	-	-	200,000

Richard F. Borrelli (6)	2010	160,000	-	61,000	110,490	78,868	410,358
Vice President	2011	36,922	-	-	-	-	36,922

(1) Reflects the grant date fair value on April 26, 2010 of stock and/or options estimated using option-pricing models calculated in accordance with ASC 718-10. See Note 2 "Significant Accounting Policies" to the Consolidated Financial Statements for a discussion of the relevant assumptions used in calculating the grant date fair value pursuant to ASC 718-10.  For 2010, the amount reflects the incremental fair value for repricing of previously issued options to $0.30, which was the maket price on the date repriced.  See Grants of Plan-Based Awards disclosure below for additional information related to the repricing of stock options.

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

(3) For Mr. Trudnak, includes accrued and unpaid salary of $281,047 in 2011, and $281,058 in 2010, for a cumulative deferral as of December 31, 2011 of $1,203,339.
(4) For Mr. Donovan, includes accrued and unpaid salary of $239,497 in 2011, and $207,496 in 2010, for a cumulative deferral as of December 31, 2011 $810,630.
(5) For Mr. Hare, includes accrued and unpaid salary of $174,499 in 2011, and $144,150 in 2010, for a cumulative deferral as of December 31, 2011 of $669,954.

(6) For Mr. Borrelli, includes accrued and unpaid salary of $32,922 in 2011, and $121,133 in 2010, for a cumulative deferral as of December 31, 2011 of $348,247.  Mr. Borrelli was an officer of the Company through January 10, 2011, and Vice President of Business Development, Healthcare until March 31, 2011, when Mr Borrelli took a leave of absence.

Grants of Plan-Based Awards Table

The following table sets forth information regarding stock option awards to our named executive officers under our 2003 Stock Incentive Plan during the fiscal year ended December 31, 2011:

Name	Grant Date (1)	Estimated future payouts under non-equity incentive plan awards	Estimated future payouts under equity incentive plan awards (#)	All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Share)	Grant date fair value of stock and option awards
Michael W. Trudnak		$ -	-	-	-	$ -	$ -

William J. Donovan		-	-	-	-	-	-

Gregory E. Hare		-	-	-	-	-	-

Richard F. Borrelli		-	-	-	-	-	-

(1) No stock options or other awards were granted during 2011.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for each named executive officer regarding the number of shares subject to exercisable and unexercisable stock options as of December 31, 2011.

Name	Option awards (1)						Stock awards
	Number of securities underlying unexercised options (#)		Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price (1)		Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested
	Exercisable	Unexercisable
Michael W. Trudnak
	450,000	-	-	$ 0.30	(2)	2/18/2014	-	-	-	$ -
	10,000	-	-	0.30	(2)	2/18/2014	-	-	-	-
	125,000	-	-	0.30	(2)	1/14/2017	-	-	-	-
	707,530	-	-	0.30	(2)	10/8/2017	-	-	-	-
	334,900	-	-	0.30	(2)	1/8/2018	-	-	-	-
	357,900	-	-	0.30		4/21/2019	-	-	-	-

William J. Donovan
	200,000	-	-	0.30	(2)	8/18/2013	-	-	-	-
	600,000	-	-	0.30	(2)	2/18/2014	-	-	-	-
	10,000	-	-	0.30	(2)	2/18/2014	-	-	-	-
	200,000	-	-	0.30	(2)	11/21/2015	-	-	-	-
	125,000	-	-	0.30	(2)	1/14/2017	-	-	-	-
	353,372	-	-	0.30	(2)	10/8/2017	-	-	-	-
	322,600	-	-	0.30	(2)	1/8/2018	-	-	-	-
	344,800	-	-	0.30		4/21/2019	-	-	-	-

Gregory E. Hare
	200,000	-	-	0.30	(2)	1/16/2016	-	-	-	-
	125,000	-	-	0.30	(2)	1/14/2017	-	-	-	-
	312,840	-	-	0.30	(2)	10/8/2017	-	-	-	-
	243,500	-	-	0.30	(2)	1/08/2018	-	-	-	-
	260,200	-	-	0.30		4/21/2019	-	-	-	-

Richard F. Borrelli
	100,000	-	-	0.30	(2)	9/3/2014	-	-	-	-
	20,000	-	-	0.30	(2)	10/3/2015	-	-	-	-
	112,000	-	-	0.30	(2)	1/14/2017	-	-	-	-
	136,300	-	-	0.30	(2)	1/8/2018	-	-	-	-
	208,100	-	-	0.30		4/21/2019	-	-	-	-

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

Option Exercises and Stock Vested Table

The following table sets forth information for each named executive officer regarding the number of shares acquired upon the exercise of stock options during the year ended December 31, 2011, and the aggregate dollar value realized upon the exercise of the option. We have not issued stock appreciation rights (SAR’s) or restricted stock awards (RSA’s) under our 2009 Stock Compensation Plan.

Name	Option awards		Stock awards (2)
	Number of shares acquired on exercise	Value realized on exercise (1)	Number of shares acquired on vesting	Value realized on vesting (1)
Michael W. Trudnak	-	$ -	-	$ -

William J. Donovan	-	-	-	-

Gregory E. Hare	-	-	-	-

Richard F. Borrelli	-	-	-	-

(1) Represents the difference between the market price on date of exercise and the exercise price.
(2) Includes stock awards, restricted stock, restricted stock rights and similar instruments.

Pension Benefits

None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

Nonqualified Deferred Compensation

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

Richard F. Borrelli. Mr. Borrelli’s employment as Vice President and Officer for the Company is at-will, and thus has not entered into employment agreements.  Therefore, there is no employment, severance or change of control arrangements.  Mr. Borrelli was an officer of the Company through January 10, 2011, and Vice President of Business Development, Healthcare until March 31, 2011, when Mr Borrelli took a leave of absence.

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

Cash Severance and Change in Control Payments

The following table summarizes the potential payments and benefits payable to each of our named executive officer upon termination of employment or change in our control assuming our named executive officers were terminated on December 31, 2011:

Name	Other Than Death, Disability, or Cause (1)	Disability (1)	Material Reason (1)	Change in Control (2)
Michael W. Trudnak	$ 275,000	$ -	$ -	$ -
William J. Donovan	265,000	265,000	265,000	397,500
Gregory E. Hare	200,000	200,000	200,000	300,000

(1) Represent 12 months salary, and does not include accrued and unpaid salary, nor earned and unused vacation.
(2) Represent 18 months salary, and does not include accrued and unpaid salary, nor earned and unused vacation.

Acceleration o f Vesting of Option Awards

If our named executive officers were terminated on December 31, 2011, the applicable officer is entitled to automatically and immediately vest in his or her outstanding stock options, as described in the table below:

Name/Circumstances	Description of Equity Awards

Michael W. Trudnak (Change of Control)	None. All outstanding options are exercisable.

William J. Donovan (Change of Control, Death, or Disability)	None. All outstanding options are exercisable.

Gregory E. Hare (Change of Control, Death, or Disability)	None. All outstanding options are exercisable.

Directors Compensation:

Compensation Discussion and Analysis

On December 6, 2007, based upon the recommendation of the Compensation Committee, the Board adopted an “Amended Policy Regarding Compensation of Independent Directors,” pursuant to which we will furnish the following compensation to our independent directors effective July 1, 2009.  The Board did not grant compensation to the independent directors during 2011.  Although, the Company generally furnishes compensation to our independent directors in accordance with the following policy:

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

Director Compensation Table

The following table sets forth compensation to our independent directors for the fiscal year ended December 31, 2011. Currently, our independent directors as a group only receive stock option awards as compensation for their services on the Board and do not receive any cash compensation other than reimbursement of expenses for such activities.

Name	Fiscal Year (1)	Fees Earned or Paid in Cash	Stock Awards Value		Option Awards Value (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Joseph C. Brothers	2011	$ -	$ -	-	$ -	$ -	$ -	$ -	$ -

Keith S. Kelly	2011	-	-		-	-	-	-	-

Charles T. Nash	2011	-	-		-	-	-	-	-

Henry A. Grandizio	2011	-	-		-	-	-	-	-

(1) There were no options granted during 2011.  Options are generally issued in the same year as the Board activities, which is permitted by the current "Policy Regarding Compensation of Independent Directors" outlined above.  Such issuances would reflect the grant date fair value estimated using option-pricing models calculated in accordance with ASC 718-10. See Note 2 "Significant Accounting Policies" to the Consolidated Financial Statements for a discussion of the relevant assumptions used in calculating the grant date fair value pursuant to ASC 718-10.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for each of our independent directors regarding the number of shares subject to exercisable and unexercisable stock options as of December 31, 2011.

Name	Option awards (1)						Stock awards
	Number of securities underlying unexercised options (#)		Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price (1)		Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested
	Exercisable	Unexercisable
Josepg C. Brothers
	126,725	-	-	0.30		5/24/20	-	-	-	$ -

Keith S. Kelly
	125,355	-	-	0.30		5/24/20	-	-	-	-

Charles T. Nash
	6,000	-	-	0.30	(2)	6/18/2014	-	-	-	-
	12,500	-	-	0.30	(2)	9/21/2015	-	-	-	-
	12,500	-	-	0.30	(2)	1/11/2017	-	-	-	-
	22,500	-	-	0.30	(2)	1/14/2017	-	-	-	-
	60,000	-	-	0.30	(2)	1/14/2018	-	-	-	-
	35,000	-	-	0.30		4/21/2019	-	-	-	-
	150,000	-	-	0.22		7/6/2019	-	-	-	-
	185,000	-	-	0.15		2/1/2020	-	-	-	-
	3,425	-	-	0.30		5/24/20	-	-	-	-

(1) One year vesting period.

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

Other Arrangements

Our by-laws permit the Company to provide officers and directors liability insurance.  Such coverage was provided by the Company through October 19, 2011, with coverage limits of $5,000,000 and a maximum $200,000 deductible amount for each claim.  The Company anticipates providing such coverage upon approval of the Board.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of February 29, 2012, the beneficial ownership of our common stock by (i) any person we know who is the beneficial owner of more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.  As of February 29, 2011 there were 90,474,230 shares of our common stock issued and outstanding.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (1)	% of Common Stock Beneficial Ownership

Michael W. Trudnak	10,369,938	(2)	11.0%
William J. Donovan	4,665,972	(3)	5.0%
Gregory E. Hare	2,754,812	(4)	3.0%
Sean W. Kennedy	2,054,274	(5)	2.2%
Joseph C. Brothers	1,858,725	(6)	2.2%
Charles T. Nash	493,925	(7)	*
Keith S. Kelly	446,132	(8)	*

All executive officers and directors as a group (7 individuals)	22,643,778	(9)	22.0%

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

(2)	Mr. Trudnak – includes 1,985,330 shares underlying options and 1,166,804 warrants to purchase shares of common stock which are exercisable.
(3)	Mr. Donovan - includes 2,155,772 shares underlying options and 1,600,000 warrants to purchase shares of common stock which are exercisable..
(4)	Mr. Hare – includes 1,141,540 shares underlying options and 900,136 warrants to purchase shares of common stock which are exercisable.
(5)

Mr. Kennedy - includes 638,850 shares underlying options and 588,412 warrants to purchase shares of common stock which are exercisable.  Includes 10,550 shares of common stock owned by Mr. Kennedy’s wife with respect to which Mr. Kennedy disclaims beneficial ownership.

(6)	Mr. Brother – includes 126,725 shares underlying options and 888,000 shares underlying warrants to purchase shares of common stock which are exercisable.
(7)	Mr. Nash - includes 486,925 shares underlying options to purchase shares of common stock which are exercisable.
(8)	Mr. Kelly – includes 125,355 shares underlying options to purchase shares of common stock which are exercisable.
(9)

All executive officers and directors as a group (8 individuals) - includes shares underlying options to purchase an aggregate of 1,985,330, 2,155,772, 1,141,540, 638,850, 126,725, 486,925, and 125,355 shares of common stock which are currently exercisable that have been granted to Messrs. Trudnak, Donovan, Hare, Kennedy, Brothers, Nash, and Kelly, respectively.  Also includes shares underlying warrants to purchase an aggregate of 1,666,804, 1,600,000, 900,136, 588,412, 888,000, 0, and 0 shares of common stock which are currently exercisable that have been issued to Messrs. Trudnak, Donovan, Hare, Kennedy, Brothers, Nash, and Kelly, respectively.

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

Loans from Our Chief Executive Officer

On April 21, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, our Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned the Company $200,000. The Company issued a non-negotiable promissory note, dated effective April 21, 2006, to Mr. Trudnak in the principal amount of $200,000. The note is unsecured, non-negotiable and non-interest bearing. The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default. The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum. The note is not assignable by Mr. Trudnak without our prior consent. The Company may prepay the note in whole or in part upon ten days notice. On October 21, 2006, Mr. Trudnak extended the due date of the loan to December 31, 2006. Subsequently, on October 3 and October 18, 2006, Mr. Trudnak loaned the Company $102,000 and $100,000, respectively, on substantially the same terms as the April 21, 2006 loan, except that each loan is due six months after the date thereof. Accordingly, following such additional loans, the Company owed an aggregate of approximately $402,000 to Mr. Trudnak. On November 10, 2006, Mr. Trudnak extended the due dates of such loans to May 31, 2007, except that $100,000 of the April 21, 2006, loan becomes due upon the Company raising $2,500,000 in financing after November 6, 2006, and the remaining amount of $202,000 of such loans become due upon the Company raising an aggregate of $5,000,000 in financing after November 6, 2006, and prior to May 31, 2007. Following the first closing of our Debenture and Series D Warrant financing on November 8, 2006, the Company repaid $100,000 on November 20, 2006, in principal amount of the April 1, 2006 loan, and paid an additional $100,000 to Mr. Trudnak on April 17, 2007 upon the second closing of our Debenture and Series D Warrant financing. On May 31, 2007, Mr. Trudnak extended the due dates of the remaining loans to May 31, 2008. Although, the anticipated payment of $202,000 had not been made, and Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008, and $5,000 on September 14, 2011, for cumulative loans of $231,000.  The maturity date of the outstanding loans was extended to May 31, 2009, then to May 31, 2010 and June 30, 2011, and subsequently to December 31, 2011. On December 31, 2011, the outstanding loans were extended to June 30, 2012. The Company repaid an aggregate of $108,900 of the notes during 2010, and repaid an aggregate $33,100 during 2011, resulting in an outstanding balance at December 31, 2011 of $89,000. The terms of the above transaction were reviewed and approved by the Company’s audit committee and by the independent members of our Board of Directors.

Consulting Agreement with BND Software, Principal Owner Sean Kennedy, a Director of the Company

On July 15, 2008, Applied Visual Sciences, Inc. entered into a consulting agreement with BND Software, Inc. (“BND”), a corporation that is owned and controlled by Mr. Sean W. Kennedy, a director of the Company. BND agreed to provide certain consulting services to the Applied Visual including managing the research, development and information systems activities of the Company. The agreement is for a term of one year commencing on May 27, 2008, and on May 31, 2009. The agreement provided for an extension of a twelve (12) month period upon mutual agreement by both parties. The agreement may be terminated upon 60 days prior written notice by one party to the other party. The agreement provided for an annual compensation of $216,000. The Company did not renew the agreement with BND, although Mr. Kennedy continues to provide management services for the research, development and information systems activities. We paid or agreed to pay BND an aggregate of $200,000 during 2011, and $208,000 during 2010.  As of December 31, 2011, the Company has accrued and unpaid fees payable to BND Software of $493,926.

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

The Audit Committee of the Board of Directors of the Company has appointed the firm of KBL, LLP, to serve as independent auditors of the Company for the fiscal year ending December 31, 2011.  KBL, LLP was first appointed on February 23, 2009 for the fiscal year ending December 31, 2008 audit.

For the fiscal years ended December 31, 2011, and 2010, the Company paid (or will pay) the following fees for services rendered during the year or for the audit in respect of those years:

Fee Type	2011	2010

Audit Fees (1)	$ 63,500	$ 60,500
Audit Related Fees (2)	-	-
Tax Fees (3)	2,500	2,500
All Other Fees (4)	-	-
Total	$ 66,000	$ 63,000

(1) Represents fees for professional services rendered in connection with the audit of the annual financial statements, and review of the quarterly financial statements for each fiscal year.  Fees for fiscal 2011 and 2010 are for such services provided by KBL, LLP.

(2) Represents fees for professional services that principally include due diligence in connection with acquisitions or dispositions, accounting consultantations, and assistance with internal control documentation and information systems audits. The assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements, such as SEC filings. No such services for Fiscal 2011 and 2010 were approved nor rendered.

(3) Represents fees for tax compliance services. Fees for fiscal 2011 and 2010 represent amounts for service provided by KBL, LLP.

(4) Represents fees for professional services other than those described above.  No other such services for fiscal 2011 and 2010 were approved nor rendered pursuant to the de minimis exception provided in Rule 2-01 (7) (i)(C) of Regulation S-X.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial statements:

The information required by this item appears beginning on page 91 of this Annual Report on Form 10-K. The following financial statements of the Company and those financial statement schedules required are incorporated herein by reference.

1.

Financial Statements

•

Report of Independent Registered Public Accounting Firm,

•

Consolidated Balance Sheets as of December 31, 2011 and 2010,

•

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2011, and 2010,

•

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2011, and 2010,

•

Consolidated Statements of Cash Flows for the years ended December 31, 2011, and 2010,

•

Notes to Consolidated Financial Statements.

2. Financial Statement Schedules:

Exhibits:

The following exhibits are filed as part of this Annual Report on Form 10-K:

Incorporated by Reference From
Exhibit No.	Exhibit Description	Form	Filing Date	Filed Herewith
2.1	Amended and Restated Agreement and Plan of Reorganization dated effective June 12, 2003, by and among the Company, RJL Marketing Services, Inc., and the shareholders of RJL Marketing Services, Inc.	8-K	06/27/2003
3.1	Certificate of Incorporation	10-KSB	04/15/2004
3.2	Articles of Amendment to Certificate of Incorporation	10-KSB	04/15/2004
3.3	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock.	10-QSB	08/15/2003
3.4	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock.	10-QSB	08/15/2003
3.5	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, dated September 24, 2003.	10-QSB	11/14/2003
3.6	Certificate of Amendment to Certificate of Designation of Preferences and Rights of Series B Convertible Preferred Stock, dated October 27, 2003.	10-QSB	11/14/2003
3.7	Certificate of Amendment to Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock, dated November 24, 2004
3.8	By-Laws	10-KSB	04/15/2004
4.1	Form of Common Stock Certificate, on file at company
10.1	Employment Agreement, dated August 18, 2003, between the Registrant and William J. Donovan.	10-QSB	11/14/2003
10.2	Asset Purchase Agreement, dated October 23, 2003, between the Registrant, Difference Engines Corporation and Certain Stockholders.	10-QSB	11/14/2003
10.3	Amended And Restated 2003 Stock Incentive Plan.	10-KSB	04/15/2004
10.4	Amended Employment Agreement, dated December 10, 2004, between the Registrant and Michael W. Trudnak.	8-K	12/20/2004
10.5	Form of Incentive Stock Option Award Agreement.	10-Q	08/12/2005
10.6	Form of Non-Qualified Stock Option Award Agreement.	10-Q	08/12/2005
10.7	Form of Systems Implementation Agreement.	10-Q	11/14/2005
10.8	Employment Agreement, dated December 21, 2005, between the Registrant and Mr. Gregory E. Hare	8-K	01/31/2006
10.9	Loan Agreement, dated April 21, 2006, by and between the Registrant and Mr. Michael W. Trudnak.	8-K/A	5/25/06
10.10	Securities Purchase Agreement, dated November 3, 2006, by and among Registrant and Certain purchasers.	8-K	11/8/06
10.11	Form of Series A 10% Senior Convertible Debenture, due November 8, 2008.	8-K	11/8/06
10.12	Form of Registration Rights Agreement by and among Registrant and Certain Purchasers.	8-K	11/8/06
10.13	Form of Series D Common Stock Purchase Warrant Issued to Certain Purchasers.	8-K	11/8/06

10.14	Placement Agent Agreement, dated July 14, 2006, by and between Registrant and Midtown Partners & Co., LLC.	8-K	11/8/06
10.15	Form of Placement Agent’s Warrant issued to Midtown Partners & Co., LLC and its designees	8-K	11/8/06
10.16	Distribution Agreement, dated August 20, 2006, by and between Registrant and MTS Delft.	10-Q	11/14/06
10.17	Distribution Agreement, dated August 20, 2006, by and between Registrant and Calyx (UK) Limited.	10-Q	11/14/06
10.18	Securities Purchase Agreement, dated August 6, 2007, by and among Registrant and Certain purchasers.	8-K	8/7/07
10.19	Form of Series F and G Common Stock Purchase Warrant Issued to Certain Purchasers.	8-K	8/7/07
10.20	Form of Non-Qualified Stock Option Award Agreement Issued to Certain Executive Officers Related to Continued Deferral of Salary	10-Q	11/13/07
10.21	2009 Stock Compensation Plan, amended and effective on July 24, 2009	8-K	8/4/09
10.22	Form of Non-Qualified Stock Option Award Agreement, 2009 Stock Compensation Plan	8-K	6/22/09
10.23	Form of Restricted Stock Award Agreement, 2009 Stock Compensation Plan	8-K	6/22/09
10.24	Form of Restricted Stock Rights Agreement, 2009 Stock Compensation Plan	8-K	6/22/09
10.25	Amended Policy Independent Director Compensation, effective July 1, 2009	8-K	6/25/09
10.26	Form of Independent Director Non-Qualified Stock Option Award Agreement	8-K	6/25/09
10.27	2009 Stock Compensation Plan, amended and effective on July 24, 2009	8-K	8/4/09
10.28	Certificate of Ownership and Merger, and Name Change	8-K	7/15/10
10.29	Amendment and Waiver Agreement, dated October 15, 2010, by and between Registrant and Certain Purchasers	8-K	10/20/10
10.30	Securities Purchase Agreement, dated February 23, 2011, by and among Registrant and Seaside 88, L.P.	8-K	3/2/11
10.31	Amendment Agreement, dated December 31, 2011, by and between Registrant and Mr. Michael W. Trudnak.			X
14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers	10-KSB	4/15/04
21	List of Subsidiaries.			X
23.1	Consent of KBL, LLP			X
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)			X
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)			X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)			X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)			X
101.INS	XBRL Instance Document			X
101.SCH	XBRL Taxonomy Extension Schema Document			X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document			X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

Signature	Title	Date
/s/ Michael W. Trudnak Michael W. Trudnak	Chairman of the Board, Chief Executive Officer and Secretary, Director (Principal Executive Officer)	April 16, 2012
/s/ William J. Donovan William J. Donovan	President and Chief Operating Officer, Director	April 16, 2012
/s/ Gregory E. Hare Gregory E. Hare	Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)	April 16, 2012
/s/ Joseph C. Brothers Joseph C. Brothers	Director	April 16, 2012
/s/ Keith S. Kelly Keith S. Kelly	Director	April 16, 2012
/s/ Sean W. Kennedy Sean W. Kennedy	Director	April 16, 2012
/s/ Charles T. Nash Charles T. Nash	Director	April 16, 2012

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

TOGETHER WITH THE REPORT OF THE INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Applied Visual Sciences, Inc.

Herndon, Virginia

We have audited the accompanying consolidated balance sheets of Applied Visual Sciences, Inc. (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Visual Sciences, Inc. as of December 31, 2011 and 2010, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2011 and 2010 in conformity with U.S. generally accepted accounting principles.

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

/s/ KBL, LLP

New York, NY

April 16, 2012

CONSOLIDATED BALANCE SHEETS

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2011	2010

ASSETS
Current Assets
Cash and cash equivalents	$ 6,490	$ 4,874
Accounts receivable	-	69,527
Prepaid expenses	2,610	19,281
Total current assets	9,100	93,682

Equipment, net	222,924	286,772

Other Assets
Other noncurrent assets	11,122	11,122
Intangible assets, net	363,599	365,173
Total assets	$ 606,745	$ 756,749

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 1,356,404	$ 1,347,819
Accrued wages and related	6,311,354	5,440,763
Other accrued liabilities	8,422	-
Notes payable and advances, related parties	89,000	117,100
Notes payable, net of discount	371,413	-
Convertible debentures	2,025,846	1,688,205
Derivative liabilities - embedded conversion feature of debentures	270,113	2,228,431
Total current liabilities	10,432,552	10,822,318

Common shares subject to repurchase, stated at estimated redemption value; 282,704 shares outstanding at December 31, 2010
	-	98,946

Stockholders' Equity (Deficit)
Convertible preferred stock, $0.20 par value; authorized 1,000,000 shares
Shares issued and outstanding at December 31, 2011 - none
Shares issued and outstanding at December 31, 2010 - none	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares
Shares issued and outstanding at December 31, 2011 - 88,506,305
Shares issued and outstanding at December 31, 2010 - 82,212,233	88,506	82,212
Additional paid-in capital	81,729,777	80,242,987
Accumulated comprehensive income	63,354	63,354
Deficit accumulated	(91,707,444)	(90,553,068)
Total stockholders' equity (deficit)	(9,825,807)	(10,164,515)
Total liabilities and stockholders' equity (deficit)	$ 606,745	$ 756,749

See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2011	2010

Net revenues	$ 6,589	$ 110,499

Cost of sales	-	45,104

Gross profit	6,589	65,395

Selling, general and administrative expense	2,741,778	4,708,795

Operating loss	(2,735,189)	(4,643,400)

Other income	1,580,813	993,169

Net loss	$ (1,154,376)	$ (3,650,231)

Net loss per common share
Basic and diluted	$ (0.01)	$ (0.05)

Weighted average common shares outstanding
Basic and diluted	85,456,082	69,024,431

Other comprehensive income
Comprehensive income - beginning of period	$ 63,354	$ 62,481
Cumulative translation adjustments	-	873

Comprehensive income - end of period	$ 63,354	$ 63,354

See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

APPLIED VISUAL SCIENSES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
								Total Accumulated Comprehensive Loss
				Deferred Stock Compensation	Other Comprehensive Income (Loss)		Total Stockholders' Equity (Deficit)
	Common Stock		Additional			Accumulated Deficit
	Shares	Amount	Paid-In Capital
Balance, December 31, 2009	58,992,880	$ 58,993	$ 74,134,713	$ (47,463)	$ 62,481	$ (86,902,837)	$ (12,694,113)	$ (86,840,356)
Remeasurement of stock issued pursuant to consulting agreements	-	-	4,100	(4,100)	-	-	-	-
Proceeds from sale of common stock for cash, net	4,824,000	4,824	1,110,456	-	-	-	1,115,280	-
Common stock and warrants issued for consulting services	1,121,108	1,120	306,557	(185,070)	-	-	122,607	-
Stock options issued for consulting services	-	-	14,000	(14,000)	-	-	-	-
Employee stock options exercised	124,500	124	37,226	-	-	-	37,350	-
Exercise of common stock purchase warrants	1,092,000	1,092	261,408	-	-	-	262,500	-
Cashless exercise of common stock purchase warrants	420,166	420	(420)	-	-	-	-	-
Fair value of warrants in consideration extend/convert short-term note	-	-	38,550	-	-	-	38,550	-
Common stock issued to employees or consultant	2,765,000	2,765	579,685	-	-	-	582,450	-
Conversion of interest for common stock	7,033,018	7,033	1,751,032	-	-	-	1,758,065	-
Conversion of debentures to common stock	1,710,000	1,710	425,790	-	-	-	427,500	-
Conversion of convertible notes to common stock	2,779,819	2,780	699,359	-	-	-	702,139	-
Conversion of accounts payable to common stock	759,287	760	218,731	-	-	-	219,491	-
Conversion of accrued wages to common stock	590,455	591	147,162	-	-	-	147,753	-
Reclassification of common shares previously subject to repurchase	-	-	2,733	-	-	-	2,733	-
Gain on remeasurement of common shares subject to repurchase	-	-	(59,368)	-	-	-	(59,368)	-
Amortization of consultants deferred stock based compensation	-	-	-	180,493	-	-	180,493	-
Amortization of employee stock options	-	-	641,413	-	-	-	641,413	-
Foreign currency translation	-	-	-	-	873	-	873	873
Net loss	-	-	-	-	-	(3,650,231)	(3,650,231)	(3,650,231)
Total comprehensive loss	-	-	-	-	-	-	-	(3,649,358)
Balance, December 31, 2010	82,212,233	82,212	80,313,127	(70,140)	63,354	(90,553,068)	(10,164,515)	(90,489,714)
Proceeds from sale of common stock for cash, net	1,444,000	1,444	342,556	-	-	-	344,000	-
Exchange commission for common stock	250,000	250	24,750	-	-	-	25,000	-
Common stock and/or warrants issued for consulting services	1,549,044	1,549	233,186	(17,500)	-	-	217,235	-
Common stock issued to short-term note holders	400,000	400	34,300	-	-	-	34,700	-
Conversion of accounts payable to common stock	968,216	968	291,682	-	-	-	292,650	-
Conversion of accrued wages to common stock	1,171,012	1,171	91,464	-	-	-	92,635	-
Conversion of accrued wages for exercise of employee stock options	511,800	512	153,028	-	-	-	153,540	-
Reclassification of common stock previously subject to repurchase	-	-	98,946	-	-	-	98,946	-
Remeasurement of stock issued pursuant to consulting agreements	-	-	(16,670)	16,670	-	-	-	-
Amortization of consultants deferred stock based compensation	-	-	-	70,137	-	-	70,137	-
Amortization of employee stock options	-	-	164,241	-	-	-	164,241	-
Net loss	-	-	-	-	-	(1,154,376)	(1,154,376)	(1,154,376)
Total comprehensive loss	-	-	-	-	-	-	-	(1,154,376)
Balance, December 31, 2011	88,506,305	$ 88,506	$ 81,730,610	$ (833)	$ 63,354	$ (91,707,444)	$ (9,825,807)	$ (91,644,090)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,154,376)	$ (3,650,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	93,419	110,084
Amortization of debt discounts	6,113	-
Stock-based compensation expense	451,613	1,559,215
Fair value of warrants issued - derivative instruments	-	38,550
Revaluation of derivative instrument expense (income)	(1,958,318)	1,139,980
Revaluation of debenture default provision expense (income)	337,641	(2,587,216)
Gain on settlement of debt	-	(265,600)
Noncash broker compensation expense	25,000	-
Other noncash expense (stock issued in lieu of interest paid)	-	681,117
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	69,527	(57,655)
Decrease in prepaid expenses	16,671	2,440
Decrease in other noncurrent assets	-	11,122
Increase in accounts payable	301,235	266,353
Increase in accrued wages and related	1,116,766	1,534,502
Increase (decrease) in other accrued liabilities	8,422	(9,380)
Decrease in deferred revenue	-	(3,808)
Net cash flows used in operating activities	(686,287)	(1,230,527)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(5,970)	(45,149)
Investment in patents	(22,027)	(34,777)
Net cash flows used in investing activities	(27,997)	(79,926)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	344,000	1,115,280
Proceeds from exercise of employee stock options	-	37,350
Proceeds from exercise of stock warrants	-	262,500
Proceeds from short-term notes payable, net	400,000	-
Reduction of short-term notes payable, net of additional notes, related party	(28,100)	(108,900)
Net cash flows provided by financing activities	715,900	1,306,230

Effect of exchange rate changes on cash and cash equivalents	-	390

Net increase (decrease) in cash and cash equivalents	1,616	(3,833)
Cash and cash equivalents at beginning of the year	4,874	8,707

Cash and cash equivalents at end of the year	$ 6,490	$ 4,874

Supplemental disclosure of cash flow information:
Remeasurement of common stock subject to repurchase	$ -	$ (59,368)
Reclassification of common stock previously subject to repurchase	98,946	2,733
Conversion of convertible debenture to common stock	-	427,500
Conversion of short-term convertible notes to common stock	-	675,000
Common stock issued under cashless warrant exercise	-	147,058
Conversion of accounts payable and other accrued liability to common stock	292,650	894,085
Conversion of accrued wages to common stock	92,635	174,752

Conversion of accrued wages for exercise of employee stock options	153,540	32,250
Interest paid during the period in cash	329	-

See notes to condensed consolidated financial statements.

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

Applied Visual Sciences is a software technology company that designs and develops imaging informatics solutions for delivery to its target markets through its two operating subsidiaries: Guardian Technologies International, Inc. for aviation/homeland security and Signature Mapping Medical Sciences, Inc., for healthcare. On March 23, 2012, the Company established a new entity; Instasis Imaging, Inc., for the development, marketing, and sales of a suite of imaging analytic applications for the automated detection of breast cancer. We may engage in one or more acquisitions of businesses that are complementary, and may form wholly-owned subsidiaries to operate within defined vertical markets.

The Company utilizes imaging technologies and analytics to create integrated information management technology products and services that address critical problems experienced by corporations and governmental agencies in healthcare and homeland security.  Each product and service can improve the quality and response time of decision-making, organizational productivity, and efficiency within the enterprise.  Our product suite integrates, streamlines, and distributes business and clinical information and images across the enterprise.

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

To achieve our strategic vision, we are aware of the need to exercise the financial and operational discipline necessary to achieve the proper blend of resources, products and strategic partnerships.  These efforts can accelerate our ability to develop, deploy and service a broad range of intelligent imaging informatics solutions directly to our target markets and indirectly through OEM/value added reseller (“VAR”) partners.  During 2011, we continued implementing changes across the spectrum of our business. We refined our marketing strategy for PinPoint™ and Signature Mapping™, and enhanced our Signature Mapping™ product offerings.

We may engage in one or more acquisitions of businesses that are complementary, and may form wholly-owned subsidiaries to operate within defined vertical markets

Our Core Technology

Our core technology is an “intelligent imaging informatics” (“3i™”) engine that is capable of extracting embedded knowledge from digital images, and has the capacity to analyze and detect image anomalies.  The technology is not limited by type of digital format. It can be deployed across divergent digital sources such as still images, x-ray images, video and hyper-spectral imagery.  To date, the technology has been tested in the area of threat detection for baggage scanning at airports, for bomb squad applications and the detection of tuberculosis by analyzing digital images of stained sputum slides captured through a photo microscopy system.  Varying degrees of research and development have been conducted in the areas of detection for cargo scanning, people scanning, military target acquisition in a hyper-spectral environment, satellite remote sensing ground surveys and mammography CAD products and radiologists’ diagnostic imaging tools, and while product development in these areas is ongoing, there can be no assurance that we will successfully develop product offerings in these areas.

We are currently focused on providing software technology solutions and services in two primary markets - aviation/homeland security with PinPoint™ and healthcare technology with Signature Mapping™ solutions.  However, as new or enhanced solutions are developed, we expect to expand into other markets such as military and defense utilizing hyper-spectral technology, and imaging diagnostics for the medical industry.

Financial Condition, Going Concern Considerations and Events of Default

During the year ended December 31, 2011, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and the Company has incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Our independent registered public accounting firm’s report on the consolidated financial statements included herein, and in our annual report on Form 10-K for the year ended December 31, 2010, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

As of December 31, 2011, the Company has outstanding trade and accrued payables of $1,356,404, other accrued liabilities of $486,560, and accrued salaries due to our employees and management of $5,833,216.  Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $89,000, and $400,000 short-tern notes from two investors.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  The Company is in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although the Company has not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, the Company measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  The Company remeasured the mandatory default amount as of December 31, 2011 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so.  The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

During 2011, the Company sold securities for gross proceeds of $211,000 (or $208,000, net of commission and expenses of $3,000) to certain accredited investors at a series of closings, and issued an aggregate of 844,000 shares of common stock, and 888,000 Class Q Warrants. The Class Q Warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions.  The warrants expire three years after the date of issuance.  Also, on February 23, 2011, the Company entered into a Securities Purchase Agreement (the “SPA”) with an institutional accredited investor for an investment up to $1,000,000. Subsequently on February 24, 2011, the Company sold to the institutional investor at the first closing of the private placement of securities, an aggregate of 600,000 shares of common stock, and 600,000 common stock purchase warrants to purchase an aggregate of 600,000 shares of common stock, for gross proceeds of $150,000 ($136,000 net of certain expenses and sales commissions in the amount of $14,000).  The warrants are exercisable at a price of $0.25 per share for a period of five years after the date of issuance; contain piggyback registration rights, a cashless exercise provision, and certain anti-dilution and other customary provisions. Also, the Company issued to a broker an aggregate of 72,000 placement agent’s warrants as compensation in connection with the offering.  The placement agent’s warrants are under the same terms and conditions as those issued to the institutional investor. The institutional investor agreed to purchase additional shares if pre-established stock price and volume conditions were met during the seven months following the closing, although no such closing took place as the stock price and volume conditions were not met.

During the period of October through November 16, 2011, the Company issued twelve-month promissory notes to a total of two accredited investors’ in the aggregate principal amount of $400,000.  The twelve-month notes accrue interest at a rate of 12% per annum. The Company also issued to the note holders an aggregate of 400,000 shares of common stock.

As of December 31, 2011, the Company had a cash balance of $6,490.  Subsequently and through April 16, 2012, the Company received $25,000 from an accredited investor, and issued an aggregate of 100,000 shares of common stock and 300,000 Class Q Warrants.  The Company also issued promissory notes to five accredited investors’ in the aggregate principal amount of $135,000 ($131,400, net of accrued commissions and expenses in the amount of $3,600); the notes accrue interest at a rate of 12% per annum, and the Company issued an aggregate of 210,000 shares of common stock to the note holders.  Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities.  Currently, the Company is spending or incurring (and accruing) expenses of approximately $220,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees.  Management believes that the Company will require an aggregate of approximately $2,640,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.  This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that the Company is able to extend the term of the debentures, of which there can be no assurance.  In the event the Company is unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures, the Company shall be required to raise additional financing.  Also, this assumes that the Company is able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that the Company is able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

In view of our limited revenues to date, the Company has relied and continues to rely substantially upon equity and debt financing to fund its ongoing operations, including the research and development conducted in connection with its products and conversion of accounts payable for stock. The proceeds from our financings have been and continue to be insufficient to fund our operations, pay our trade payables, repay our unconverted debentures, or accrued and unpaid wages to our employees.  Therefore, the debentures holders, our employees, or trade creditors may seek to enforce payment of amounts due to them, and our results of operations and financial condition could be materially and adversely affected and the Company may be unable to continue our operations.  Also, in the event the Company is unable to pay our employees, the Company may suffer further employee attrition.  There can be no assurances that the Company will be successful in our efforts to raise any additional financing, any bank borrowing, and research or grant funding.  Moreover, in view of the current market price of our stock, the Company may have limited or no access to the capital markets.  Furthermore, under the terms of our agreements with the debenture holders, the Company is subject to restrictions on our ability to engage in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is below the current conversion price or is based upon the trading price of our securities after initial issuance or otherwise subject to re-set.  In view of the foregoing, the Company may be required to curtail operations significantly, or obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

During Fiscal 2011, although our total stockholders’ deficit decreased by $338,708 to $9,825,807, our consolidated net loss for the period was $1,154,376, or a $2,495,855 decrease in net loss from 2010, and the decrease is mainly due to the change in the fair value of the derivative liability that reduced the net loss by $1,958,318. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

NOTE 2.    SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of The Company and its subsidiaries, Guardian Technologies International, Inc., Signature Mapping Medical Sciences, Inc., RJL Marketing Services, Guardian

Healthcare Systems UK, Ltd., and Wise Systems Ltd., in which it has the controlling interest.  Subsidiaries acquired are consolidated from the date of acquisition.  All significant intercompany balances and transactions have been eliminated. On March 23, 2012, the Company established a new entity; Instasis Imaging, Inc., for the development, marketing, and sales of a suite of imaging analytic applications for the automated detection of breast cancer.

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to current period presentation.

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

Accounts Receivable – Accounts receivable are customer obligations due under normal trade terms and is stated net of the allowance for doubtful accounts.  The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible.  The outstanding allowance for doubtful accounts as of December 31, 2011 and 2010 was $0 and $0, respectively.

Customer Concentration Risks – Approximately 100% of the Company’s revenue for the year ended December 31, 2011 was comprised of one customer.  These represent major customers. The Company does not consider this risk to be material.

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

	December 31
Asset (Useful Life)	2011	2010

Software (3 years)	$ 84,224	$ 84,224
Computer equipment (3 - 5 years)	329,861	324,991
Furniture and fixtures (7 - 10 years)	488,239	488,239
Equipment (7 - 10 years)	80,727	79,627
	983,051	977,081
Less accumulated depreciation and amortization	760,127	690,309
	$ 222,924	$ 286,772

Depreciation and amortization for property and equipment was $69,818 and $87,903 in the years ended December 31, 2011, and 2010 respectively, and is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Intangible Assets – Intangible assets consist of acquired software and patents. Under ASC 350, “Goodwill and Other Intangible Assets,” such assets acquired including software technology is considered to have a finite life.  Management has estimated the useful life to be 5 years and amortized such costs on a straight-line basis over this period. In addition, ASC 985-20, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” requires the Company to consider whether or not the software technology is impaired using a net realizable value analysis based on projected discounted cash flows. The Company prepared this analysis as of December 31, 2011, and concluded that the intangible assets are not impaired.  Patent acquisition costs pertaining to the Company’s 3i technology that covers its PinPoint™ and Signature Mapping™ intellectual property (technology not acquired through acquisition), have been capitalized and are being amortized over the 20-year legal life of the patents. The Company has been granted by the United States Patent & Trademark Office (“USPTO”) six patents related to its 3i technology. The Company evaluates the periods of amortization continually to determine whether later events or circumstances require revised estimates of useful lives. The Company’s intangible acquired software technology was fully amortized as of December 31, 2009. Therefore, there was no amortization costs associated with acquired software during the fiscal year 2011 and 2010, respectively. Amortization expense for patent acquisition costs was $23,601 and $22,181 in fiscal year 2011 and 2010, respectively, and is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations. The Company anticipates incurring additional patent acquisition costs during Fiscal Year 2012.

Excess of Purchase Price over Net Assets Acquired (Goodwill) – The Company follows the provisions of ASC 805-10, “Business Combinations” and ASC 350-10, “Goodwill and Other Intangible Assets.” These statements establish financial accounting and reporting standards for acquired goodwill.  Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. Effective January 1, 2002, with the adoption of ASC 350-10, goodwill must be evaluated for impairment and is no longer amortized. Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired. To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets. There was no goodwill on the consolidated balance sheet of the Company during Fiscal 2011 and 2010, as a net realizable value analysis was made for goodwill in prior years and such asset was considered fully impaired during those prior years. Therefore, there was no amortization expense of goodwill during Fiscal 2011 and 2010.

Impairment of Excess Purchase Price over Net Assets Acquired – The Company follows the provisions of ASC 350-10 “Goodwill and Other Intangible Assets” for the impairment of goodwill. The Company determines impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill. Impairment is tested annually or whenever indicators of impairment arise.  There was no goodwill on the consolidated balance sheet of the Company during Fiscal 2011 and 2010, as a net realizable value analysis was made for goodwill in prior years and such asset was considered fully impaired during those prior years.

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

Research and Development – The Company accounts for its software and solutions research and development costs in accordance with ASC 985-20, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.”  During the years ended December 31, 2011, and 2010, the Company expensed $233,330 and $157,355, respectively for such costs.  No amounts were capitalized in these years.

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

Uncertainty in Income Taxes – In June 2006, ASC 740-10 was established regarding the uncertainty in income taxes.  ASC 740-10 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with accounting for income taxes. ASC 740-10 also prescribes a two-step evaluation process for tax positions.  The first step is recognition and the second step is measurement.  For recognition, an enterprise judgmentally determines whether it is more-likely-than-

not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold, it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized.  If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of the position is not recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold, at the effective date of ASC 740-10, may be recognized or, continued to be recognized, upon adoption of ASC 740-10.  The cumulative effect of applying the provision of ASC 740-10 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  ASC 740-10 applies to fiscal years beginning after December 15, 2006 with earlier adoption permitted.  The Company has determined that as of December 31, 2011, no additional accrual for income taxes is necessary.

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

The Company operates in North America, and the United Kingdom, Africa, and Asia.  In general, revenues are attributed to the country in which the contract originates. Revenues for Fiscal 2011 of $6,589 were from our healthcare product, which was from the sale of hardware and related, specifically freight, duty and taxes reimbursed by the customer for a shipment of TBDx™.  Revenue for Fiscal 2010 was $110,499, of which $90,226 is from our healthcare product for the shipment of TBDx™, and $20,273 from research activities of our security product/services.

The Company continues to focus efforts in developing the Signature Mapping™ imaging technologies, while at the same time pursuing opportunities for our security product/services.

Segment and Geographic Information	Fiscal Years Ended December 31
	2011	2010
Net revenues:
The Americas:
Software licenses	$ -	$ -
Research funding	-	20,273
Hardware and related	-	-
The Americas	-	20,273

UK, Africa and Asia:
Software licenses	-	67,670
Research funding	-	-
Hardware and related	6,589	22,556
UK, Africa and Asia	6,589	90,226
Total net revenues	$ 6,589	$ 110,499

Cost of sales:
The Americas:
Software licenses	$ -	$ -
Research funding	-	14,785
Hardware and related	-	-
The Americas	-	14,785

UK, Africa and Asia:
Software licenses	-	-
Research funding	-	-
Hardware and related	-	30,319
UK, Africa and Asia	-	30,319
Total cost of sales	$ -	$ 45,104

Operating income (loss):
The Americas:
Software licenses	$ (2,669,346)	$ (4,646,081)
Research funding	-	1,589
Hardware and related	-	-
The Americas	(2,669,346)	(4,644,492)

UK, Africa and Asia:
Software licenses	(72,432)	17,435
Research funding	-	-
Hardware and related	6,589	(16,343)
UK, Africa and Asia	(65,843)	1,092
Total operating (loss)	$ (2,735,189)	$ (4,643,400)

Depreciation and amortization:
The Americas:
Software licenses	$ 93,419	$ 109,760
Research funding	-	-
Hardware and related	-	-
The Americas	93,419	109,760

UK, Africa and Asia:
Software licenses	-	324
Research funding	-	-
Hardware and related	-	-
UK, Africa and Asia	-	324
Total depreciation and amortization	$ 93,419	$ 110,084

Total assets:
The Americas	$ 606,745	$ 756,749
UK, Africa and Asia	-	-
Total	$ 606,745	$ 756,749

Long-lived assets, net:
The Americas	$ 586,523	$ 651,945
UK, Africa and Asia	-	-
Total	$ 586,523	$ 651,945

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are not transferable.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes Merton option pricing model (Black-Scholes model) with the following weighted-average assumptions used for the years ended December 31, 2011 and 2010:

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

Recently Adopted Accounting Standards

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

Recently Issued Accounting Standards

In December 2011, the FASB issued authoritative guidance that creates new disclosure requirements about the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments.  This revised guidance helps reconcile differences in the offsetting requirements under U.S. GAAP and International Financial Reporting Standards (“IFRS”).  These requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  This disclosure-only guidance becomes effective for the Company’s fiscal 2013 third quarter, with retrospective application required.  The Company currently does not hold any financial or derivative instruments that are subject to an enforceable master netting arrangement.  However, the Company currently utilizes the right of offset when netting certain negative cash balances in its statement of financial position.  This guidance is not expected to have an impact on the Company’s results of operations, financial position or cash flows, but may require certain additional disclosures if such balances are material or if the Company enters into additional arrangements that fall under the provisions of this guidance.

In September 2011, the FASB amended its authoritative guidance related to testing goodwill for impairment.  Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before performing Step 1 of the goodwill impairment test.  If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the two-step impairment test would be required.  This guidance becomes effective in the beginning of the Company’s fiscal 2013, with early adoption permitted.  The Company is currently evaluating the timing of adopting this guidance which will not have an impact on the Company’s consolidated financial statements.

In June 2011, the FASB amended its authoritative guidance related to the presentation of comprehensive income, requiring entities to present items of net income and other comprehensive income either in one continuous statement or in two separate consecutive statements.  This guidance also required entities to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements.  In December 2011, the FASB issued an update to this guidance deferring the requirement to present reclassification adjustments on the face of the financial statements.  However, the Company is still required to present reclassification adjustments on either the face of the financial statement where comprehensive income is reported or disclose the reclassification adjustments in the notes to the financial statements.  This guidance, including the deferral, becomes effective for the Company’s fiscal 2013 first quarter, with early adoption permitted and full retrospective application required.  The Company is currently evaluating the impact of adopting this guidance but believes that it will result only in changes in the presentation of its consolidated financial statements and will not have a material impact on the Company’s results of operations, financial position or cash flows.

In May 2011, the FASB amended its authoritative guidance related to fair value measurements to provide a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and IFRS.  This guidance clarifies the application of existing fair value measurement and expands the existing disclosure requirements.  This guidance becomes effective for the Company’s fiscal 2012 third quarter.  This guidance is not expected to have a material impact on the Company’s results of operations, financial position or cash flows, but may require certain additional disclosures.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

NOTE 3.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31
Classification	2011	2010
Accrued wages and related
Accrued employer taxes	$ 478,138	$ 419,051
Accrued vacation	20,641	35,597
Accrued salaries	5,812,575	4,986,115
Total accrued wages and related	$ 6,311,354	$ 5,440,763

Other Accrued Liabilities
Accrued interest	$ 8,422	$ -
Total other accrued liabilities	$ 8,422	$ -

NOTE 4.    FINANCING ARRANGEMENTS

2011 Short-Term Promissory Notes

During the October and November 2011, the Company issued twelve-month promissory notes to accredited investors in the aggregate principal amount of $400,000.  The twelve-month notes accrue interest at a rate of 12% per annum.  The Company also issued to the two note holders an aggregate of 400,000 shares of common stock.  The relative fair value of the common stock of $34,700 will be amortized over the term of the notes.  The Company also issued 250,000 shares of common stock as compensation in connection with the financing for a fair value of $25,000.

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

In addition, under the SPA, the investor has agreed to provide additional financing to us by purchasing shares of our common stock at seven subsequent closings and subject to certain share price and volume requirements.  However, the subsequent closings, scheduled during March through September 2011, did not take place since the stock price and volume conditions were not met.

We granted to the investor piggy back registration right with regard to the shares issued in the financing, including the shares underlying the Warrants. The SPA contains representations and warranties of the Company and investor, certain indemnification provisions and customary conditions to each closing.  We may terminate the SPA on ten days prior written notice to the investor, and the investor may terminate the SPA at any time prior to a subsequent financing upon written notice to us if we consummate a reverse stock split or a subsequent financing to which the investor is not a party.

We agreed to pay the investor’s counsel with regard to the first closing in the amount of $25,000, $5,000 of which was paid at the first closing and $5,000 was to be paid at each of the first four subsequent closings.  As mentioned above, the subsequent closings did not take place and the Company did not pay the four additional $5,000 payments to the investor’s counsel. We also agreed to pay additional fees for their counsel for each subsequent closing in the amount of $2,500. A broker acted as placement agent for the offering.  Under the terms of a Non-Circumvention and Compensation Agreement, dated January 12, 2011, between the Company and the broker, in connection with the offering, we agreed to pay or issue the broker at each subsequent closing a placement fee equal to 6% of the proceeds received by us at each closing and placement agent’s warrants equal to 6% of the shares sold at the closing (including the shares underlying the Warrants).

2006 through 2011 Short-Term Promissory Notes, Related Party

On April 21, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, our Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned the Company $200,000. The Company issued a non-negotiable promissory note, dated effective April 21, 2006, to Mr. Trudnak in the principal amount of $200,000. The note is unsecured, non-negotiable and non-interest bearing. The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default. The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum. The note is not assignable by Mr. Trudnak without our prior consent. The Company may prepay the note in whole or in part upon ten days notice. On October 21, 2006, Mr. Trudnak extended the due date of the loan to December 31,

2006. Subsequently, on October 3 and October 18, 2006, Mr. Trudnak loaned the Company $102,000 and $100,000, respectively, on substantially the same terms as the April 21, 2006 loan, except that each loan is due six months after the date thereof. Accordingly, following such additional loans, the Company owed an aggregate of approximately $402,000 to Mr. Trudnak. On November 10, 2006, Mr. Trudnak extended the due dates of such loans to May 31, 2007, except that $100,000 of the April 21, 2006, loan becomes due upon the Company raising $2,500,000 in financing after November 6, 2006, and the remaining amount of $202,000 of such loans become due upon the Company raising an aggregate of $5,000,000 in financing after November 6, 2006, and prior to May 31, 2007. Following the first closing of our Debenture and Series D Warrant financing on November 8, 2006, the Company repaid $100,000 on November 20, 2006, in principal amount of the April 1, 2006 loan, and paid an additional $100,000 to Mr. Trudnak on April 17, 2007 upon the second closing of our Debenture and Series D Warrant financing. On May 31, 2007, Mr. Trudnak extended the due dates of the remaining loans to May 31, 2008. Although, the anticipated payment of $202,000 had not been made, and Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008, and $5,000 on September 14, 2011, for cumulative loans of $231,000.  The maturity date of the outstanding loans was extended to May 31, 2009, then to May 31, 2010 and June 30, 2011, and subsequently to December 31, 2011. On December 31, 2011, the outstanding loans were extended to June 30, 2012. The Company repaid an aggregate of $108,900 of the notes during 2010, and repaid an aggregate $33,100 during 2011, resulting in an outstanding balance at December 31, 2011 of $89,000. The terms of the above transaction were reviewed and approved by the Company’s audit committee and by the independent members of our Board of Directors.

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

2006 and 2007 Series A Debentures (as Amended on October 15, 2010) and Series D Common Stock Purchase Warrants

Under a securities purchase agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock.  On November 8, 2006, the Company issued to the institutional investors an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants.  On April 12, 2007, the Company issued at a second closing, an additional $2,575,000 in principal amount of the Series A Debentures, which followed the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants.  The Company allocated proceeds from each closing to the embedded conversion features of the Series A Debentures and Series D Warrants that were recognizable as a liability under generally accepted accounting principles.  We also issued during the first closing an aggregate of 623,520 common stock purchase warrants to the placement agent as compensation in the offering, which were upon terms substantially similar to the Series D Warrants. One-half of the Series D Warrants (2,226,854 warrants) and the placement agent warrants (311,760 warrants) became exercisable on November 8, 2006. The remaining one-half of the Series D Warrants (2,226,855 warrants) and the placement agent warrants (311,760 warrants) became exercisable on April 12, 2007 and expire on April 12, 2012. The Series D Warrants and the placement agent’s warrants may be exercised via a cashless exercise if certain conditions are met. Due to milestone-related adjustments, the initial exercise price of $1.15634 may be reset and the maximum number of shares to be issued under the debentures was indeterminable as of December 31, 2007. The Company considered ASC 815-40 (formerly EITF 00-19, relating to the provisions for Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock), and concluded that there were insufficient shares to share settle the contracts.  On April 1, 2007, due to the milestone-related provisions, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants were reset to a price $0.7453 per share, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008.  As a result of a June 2009 financing in which the Company issued shares of common stock and warrants, the conversion price of our debentures and the exercise price of the Series D Warrants was adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the Series D Warrants (including the warrants the Company issued to the placement agent in the financing) were increased by an aggregate of 2,677,417 Series D warrants.  On July 10, 2007, a debenture holder exercised 864,798 Series D Warrants for 864,798 shares of common stock, and 914,798 warrants were exercised during 2010 under the cashless provision for 420,166 shares of common stock. On November 8, 2011, an aggregate of 2,962,527 Series D Warrants expired.  Our outstanding Series A 10% Convertible Debentures originally became due on November 7, 2008. On October 15, 2010, we entered into an agreement with our two remaining Series A Convertible Debenture holders to extend the maturity date of the debentures to June 30, 2011, and the outstanding amount of $1,688,205 was not paid. As of December 31, 2011, an aggregate of $3,461,795 in principal amount of the Series A Debentures have been converted into 8,730,037 shares of common stock, an aggregate of $663,043 in interest amount have been converted into 2,675,576 shares of common stock, and an aggregate of 1,779,596 Series D Warrants have been exercised resulting in the issuance of 1,284,964 shares of common stock. Accordingly, as of December 31, 2011, an aggregate of $1,688,205 of principal amount of the debentures remain unconverted, and 3,012,523 Series D Warrants remain unexercised. Proceeds of the two offerings were used for the purpose of hiring new personnel, research and development, registration expenses, for general working capital purposes, and repaying $200,000 in loans made to us by Mr. Michael W. Trudnak, our Chairman and CEO.

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

Also under the Debenture amendment agreement, the Debenture holders agreed, commencing March 3, 2011, that the Company may force a conversion of the Debentures.  There were no conversions of our debentures during the year ended December 31, 2011.  Such a forced conversion may only be effected once every 90 days and the ability of the Company to force any such conversion is subject to certain equity conditions, which conditions were amended under the terms of the Debenture Amendment Agreement in accordance with the following:

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

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of December 31, 2011 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so.  The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

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

NOTE 5.    FAIR VALUE MEASUREMENT

The Company determines the fair value of its derivatives that are classified as liabilities, on a recurring basis using significant unobservable inputs.  The fair value measurement of these liabilities is consistent with ASC 820, "Fair Value Measurements"  ASC 820 did not have an impact on the consolidated financial position or results of operations; however, the required disclosure for the nine months ended December 31, 2011 is as follows:

Liabilities Measured at Fair Value	Convertible Notes and Debentures, Net of Discount (1)	Embedded Conversion Feature of Debentures (2)	Common Stock Issued with Notes (3)	Total

Beginning balance as of December 31, 2010	$ 1,688,205	$ 2,228,431	$ -	$ 3,916,636
Issuances, net of discount	-	-	368,521	368,521
Event of default provision	337,641	-	-	337,641
Revaluation (gain) loss in interest expense	-	(1,958,318)	-	(1,958,318)
Amortization of note discount	-	-	2,892	2,892
Ending balance as of December 31, 2011	$ 2,025,846	$ 270,113	$ 371,413	$ 2,667,372

Total (gain) loss from revaluation of derivatives and event of default included in earnings for the period and reported as an adjustment to interest

	$ 337,641	$ (1,958,318)	$ 2,892	$ (1,617,785)

(1) The balance as of December 31, 2011, includes $1,688,205 for the outstanding convertible debentures issued November 8, 2006 and April 12, 2007, and an additional amount of $337,641 for the event of default provision under the October 15, 2010 amendment agreement.

(2) Represents the conversion feature of outstanding concertible debentures issued November 8, 2006 and April 12, 2007.  The fair value of the conversion feature since May 20, 2009, the final milestone reset date of the debentures, was determined using market quotation.

(3) The balance as of December 31, 2011, includes $400,000 for outstanding short-term notes payable issued October through November 2011, and remaining note discount of $28,587 for issuance of common stock to note holders.  The note discount is amortized over the life of the notes.

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

Preferred Stock – The Company has the authority to issue 1,000,000 shares of $0.20 par value preferred stock.  The Board of Directors is authorized to issue shares of preferred stock from time to time in one or more series and, subject to the limitations contained in the certificate of incorporation and any limitations prescribed by law, to establish and designate a series and to fix the number of shares and the relative conversion rights, voting rights and terms of redemption (including sinking fund provisions) and liquidation preferences.  The Company has not had any preferred shares outstanding for any of the two years in the period ended December 31, 2011. New issuances of shares of preferred stock with voting rights can affect the voting rights of the holders of outstanding shares of preferred stock and common stock by increasing the number of outstanding shares having voting rights and by the creation of class or series voting rights.  Furthermore, additional issuances of shares of preferred stock with conversion rights can have the effect of increasing the number of shares of common stock outstanding up to the amount of common stock authorized by the articles of incorporation and can also, in some circumstances, have the effect of delaying or preventing a change in control of the Company and/or otherwise adversely affect the rights of holders of outstanding shares of preferred stock and common stock.  To the extent permitted by the certificate of incorporation, a series of preferred stock may have preferences over the common stock (and other series of preferred stock) with respect to dividends and liquidation rights.

Common Stock – The Company has the authority to issue up to 200,000,000 shares of $0.001 par value common stock.  The Board of Directors has the authority to issue such common shares in series and determine the rights and preferences of such shares. As of April 10, 2012, there were approximately 91,198,230 shares of our common stock issued and outstanding and approximately 291 holders of record of the common stock. Each share of common stock entitles the holder thereof to one vote on each matter submitted to our stockholders for a vote. The holders of common stock: (a) have equal ratable rights to dividends from funds legally available therefore when, as and if declared by the board of directors; (b) are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs; (c) do not have preemptive, subscription or conversion rights, or redemption or applicable sinking fund provisions; and (d) as noted above, are entitled to one non-cumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders.  We anticipate that, for the foreseeable future, we will retain earnings, if any, to finance the operations of our businesses.  The payment of dividends in the future will depend upon, among other things, our capital requirements and our operating and financial conditions.

Stock Warrants – The Company has issued warrants as compensation to its placement agent and other consultants, as well as to incentivize investors in each of the Company’s private offering financings.

Issuance of Common Stock and Related Common Stock Warrants

On October 11, 2011, the Company sold to accredited investor an aggregate of 44,000 shares of common stock and 88,000 Class Q Warrants for proceeds of $11,000. The Class Q Warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire three years after the date of issuance. Common stock was increased by $44 for the par value of the shares and $10,956 to paid-in capital.

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

Other Common Stock Issued Including Exercise of Warrants

During October through December 2011, employees converted $81,295 of accrued and unpaid wages for 1,129,012 shares of common stock.  The shares were issued under the 2009 Stock Compensation Plan.  Common stock was increased by $1,129 for the par value of the shares, paid-in capital was increased by $80,166, and accrued wages was reduced by the fair value of the stock of $81,295.

During October through December 2011, the Company issued to a consultant an aggregate of 534,050 shares of common stock as compensation in lieu of cash for services rendered.  The shares were issued under the 2009 Stock Compensation Plan.  Common stock was increased by $534 for the par value of the shares and paid-in capital was increased by approximately $38,053.  Stock compensation expense of $38,587 was also recorded.

During the period of October through November 16, 2011, the Company issued twelve-month promissory notes to a total of two accredited investors’ in the aggregate principal amount of $400,000.  The twelve-month notes accrue interest at a rate of 12% per annum. The Company also issued to the note holders an aggregate of 400,000 shares of common stock.  The relative fair value of the common stock of $34,700 was recorded as a discount to the notes payable and will be amortized over the term of the notes.  Common stock was increased by $400 for the par value of the shares, $34,300 was applied to paid-in-capital, and $6,113 was recorded to other expense for the amortization of the debt discount during 2011. Also, the Company issued 250,000 shares of common stock as compensation in connection with the financing, and increased common stock by $250 for the par value of the shares and paid-in capital by $24,750, and recorded the financing cost of $25,000 to other expense for the fair value of the shares.

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

Other Common Stock Warrants Issued or Forfeited

On December 31, 2011, the Company cancelled an aggregate of 312,500 common stock purchase warrants that expired.  The fair value of the warrants on their date of issuance was $62,344.

On November 11, 2011, the Company cancelled an aggregate of 2,962,527 Series D common stock purchase warrants that expired.  The fair value of the warrants on their date of issuance was $775,393.

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

The Company has issued warrants as compensation to its bridge note holders, placement agents and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.  The table below shows by category, the warrants issued and outstanding at December 31, 2011:

Common Stock Purchase Warrants	Number of Warrants Outstanding and Exercisable	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Note and debenture holders	1,362,055	April 2007	$ 0.25	April 2012
	10,000	December 2007	0.70	December 2012
	18,293	February 2009	0.41	February 2014
	1,140,554	June 2009	0.25	April 2012
	150,000	January 2010	0.25	January 2015
	78,750	September 2010	0.25	September 2015
	2,759,652

Private placement investors	864,798	July 2007	1.17	July 2012
	937,500	August 2007	1.75	August 2012
	1,500,000	February 2008	0.70	February 2013
	214,285	March 2008	0.75	March 2013
	2,142,850	April 2008	0.70	April 2013
	2,682,553	Sept to December 2008	0.41	Sept to December 2013
	4,358,981	January to April 2009	0.41	Jan to April 2014
	800,000	June to July 2009	0.25	June to July 2014
	3,881,973	July to August 2009	0.25	December 2016
	214,285	September 2009	0.41	December 2012
	2,099,007	Oct to December 2009	0.25	Oct to December 2014
	400,000	November 2009	0.25	December 2016
	800,000	March to May 2010	0.25	December 2016
	2,499,568	March to June 2010	0.25	March to June 2015
	150,752	August 2010	0.25	December 2016
	3,731,155	July to September 2010	0.25	July to September 2015

	5,301,345	Oct to December 2010	0.25	Oct to December 2015
	400,000	Nov to December 2010	0.50	Nov to December 2013
	800,000	February 2011	0.25	February 2014
	600,000	February 2011	0.25	February 2016
	88,000	October 2011	0.25	October 2014
	34,467,052

Placement agents	311,760	April 2007	0.25	April 2012
	47,564	July 2007	1.17	July 2012
	198,154	June 2009	0.25	April 2012
	272,827	June 2009	0.45	June 2014
	108,000	July 2009	0.25	July 2014
	205,000	December 2009	0.28	December 2014
	72,000	February 2011	0.25	February 2016
	1,215,305

Consultants	60,000	February 2008	0.54	February 2013
	200,000	December 2009	0.25	December 2014
	63,000	June to August 2009	0.25	June to August 2014
	14,000	August 2010	0.25	August 2015
	14,000	September 2010	0.28	September 2015
	128,000	December 2010	0.50	December 2013
	479,000

Total Warrants Issued/Outstanding	38,921,009

As of December 31, 2011, approximately 15,246,929 of the above warrants may be exercised pursuant to the cashless exercise provisions of such warrants and, if so exercised, the shares may be subsequently resold under the provisions of Rule 144 under the Securities Act. Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.

Stock-Based Compensation

The Company has two active equity compensation plans which include the Amended and Restated 2003 Stock Incentive Plan and the 2009 Stock Compensation Plan (collectively, the “Plans”). A total of 50,000,000 shares have been reserved for issuance under these Plans in the form of stock-based awards to employees, non-employee directors and outside consultants of the Company, of which 26,241,718 shares remain available for issuance thereunder as of December 31, 2011. The grant of awards under the Plans require approval by the Compensation Committee of the Board of Directors of the Company (or the Board of Directors, in the absence of such a committee) (the “Committee”), and the Committee is authorized under the Plans to take all actions that it determines to be necessary or appropriate in connection with the administration of the Plans.

The Company adopted the provisions of ASC 718-10, “Share-Based Payment” to account for its share-based payments. ASC 718-10 requires all share-based payments to employees or to non-employee directors as compensation for service on the Board of Directors to be recognized as compensation expense in the consolidated financial statements based on the estimated fair values of such payments, and the related expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience within separate groups of employees. The fair value of each option granted was estimated on the date of grant using the Black-Scholes Merton option pricing model (Black-Scholes model). In accordance with ASC 718-10, the Company recognized total stock-based compensation expense for employees and non-employee members of the Board of Directors for the year ended December 31, 2011 of $164,241, and $1,212,663 for the same period during 2010. All options granted during the fiscal 2011 and 2010 were at fair value, and the related compensation expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures.

The Company accounts for stock options granted to non-employees in accordance with ASC 718-10 and ASC 505-50, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services.” ASC 505-50 establishes the measurement principles for transactions in which equity instruments are issued in exchange for the receipt of goods or services. The Company has relied upon the guidance provided under ASC 505-50 to determine the measurement date and the fair value re-measurement principles to be applied, and recognizes as an expense the estimated fair value of such options as calculated using the Black-Scholes model.  The fair value is remeasured during the service period at each balance sheet date, and is amortized over the service period to vesting for each option or the term of the recipient’s contractual arrangement, whichever is shorter. The Company recognizes compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate. Total stock-based compensation expense for consultants during the year ended December 31, 2011 and 2010 were $287,372 and $300,602, respectively. All options granted during fiscal 2011 and 2010 were at fair value, and the related compensation expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures.

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

Factors considered in granting stock options included: (i) the general policy during the past five, and in the foreseeable future, of not increasing base salaries of all employees, (ii) the performance of employees, (iii) the employees’ increasing responsibilities in a dynamic, and shrinking organization, and (iv) the accomplishments achieved by the Company during the prior year.  The 2003 Plan has been the principal method for our employees and executive officers to acquire equity interests in the Company. We believe that the annual aggregate value of these awards should be set near competitive median levels for comparable companies.  We may provide a greater portion of total compensation to our executives and employees through stock options given the general policy of not increasing base salaries in the foreseeable future. Our Compensation Committee administers the 2003 Plan based on the above factors, and the Committee approved the grant of stock options to all current employees, including its named executives, during 2007 through 2009 as an incentive for continued contributions in moving our product development efforts forward.  Stock options were not granted to employees, including its named executives, during 2011 and 2010, as the Company did not achieve the desired results during 2009 and 2010. Also, the Compensation Committee, based on management’s recommendation and discussions with the Committee, may grant stock options to new employees.  There were no stock options granted to new employees during 2011, since there were no new employees hired during this period.

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

The Compensation Committee did not grant any stock options under the 2003 Plan during 2011. As of December 31, 2011, the Company has reserved under the 2003 Plan 14,788,489 shares to be issued upon exercise of outstanding options, and 12,907,211 remain available for future awards.  Compensation expense for stock options granted is recognized over the requisite service period, which is typically the period over which the stock-based compensation awards vest. In anticipation of implementation of SFAS 123R, we accelerated the vesting of the outstanding options in December 2005, prior to adopting SFAS 123R.  We applied the guidance of SAB 107 in conjunction with the adoption of SFAS 123R.  This acceleration was for all employees, including the named executive officers.

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

Stock Options Exercised under the 2003 Plan

During 2011, Company employees converted accrued wages for the exercise of 511,800 stock options that resulted in the issuance of 511,800 shares of common stock.  Common stock was increased by $512 for the par value of the shares, paid-in capital was increased by $153,028, and accrued wages were reduced by $153,540.

During 2010, an employee exercised 17,000 stock options that resulted in the issuance of 17,000 shares of common stock for cash proceeds to the Company of $5,100.  Company employees also converted accrued wages for the exercise of 107,500 stock options that resulted in the issuance of 107,500 shares of common stock.  Common stock was increased by $124 for the par value of the shares, paid-in capital was increased by $37,226, and accrued wages were reduced by $32,250.

Summary of stock option activity under the 2003 Plan for the two fiscal years ended December 31, 2011 is as follows:

Fiscal Year and Activity	Weighted- Average Exercise Price	Number of Options
Outstanding December 31, 2009	$ 0.82	15,548,521

Fiscal 2010 activity
Granted ($0.13 - $0.28)	0.19	1,069,560
Exercised ($0.30)	0.30	(124,500)
Cancelled ($0.43 - $0.46)	0.45	(98,900)
Outstanding December 31, 2010 (1)	0.32	16,394,681

Fiscal 2011 activity
Granted ($0.13 - $0.28)	-	-
Exercised ($0.30)	0.30	(511,800)
Cancelled ($0.15 - $0.30)	0.23	(1,094,392)
Outstanding December 31, 2011	$ 0.32	14,788,489

(1) The exercise price reflects the repricing of stock options as approved by the Compensation Committee on April 24, 2010.

The following table summarizes additional information about the 2003 Plan stock options outstanding at December 31, 2011:

Issued and Outstanding				Exercisable
Type of Option and Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Yrs)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Price
Nonqualified Stock Options $0.30 (1) (5)	1,410,000	2.0	$ 0.30	1,410,000	$ 0.30
Nonqualified Stock Options $0.30 (2) (5)	44,000	3.1	0.30	44,000	0.30
Incentive Stock Options $0.15 - $4.05 (3)	802,042	3.8	0.85	802,042	0.85
Incentive Stock Options $0.15 - $0.30 (4) (5)	12,532,447	5.9	0.29	12,532,447	0.29
Total	14,788,489	5.4	$ 0.32	14,788,489	$ 0.32

(1) Issued to employees below fair value and during the period of May 2003 to February 2004.
(2) Issued to directors below fair value and during the period of February 2004 to September 2005.
(3) Issued to consultants at fair value.
(4) Issued to directors and employees at fair value, or above fair value for those individuals with greater than 10% beneficial ownership.
(5) The exercise price reflects the repricing of stock options at fair value as approved by the Compensation Committee on April 24, 2010.

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

The following is a summary of the number and type of awards granted to, or exercised or forfeited by, employees, non-employee members of the Board of Directors and consultants pursuant to the Company’s 2009 Stock Compensation Plan for the fiscal year ended December 31, 2011 is as follows:

Shares Issued and Reserved for Future Issuance	Weighted-Average Grant or Exercise Price Per Share

Fiscal Year and Activity		Number of Shares
Shares reserved for future issuance at December 31, 2009		18,565,671

Fiscal 2010 activity:
Stock awards	$ 0.18	2,636,108
Restricted stock awards	-	-
Restricted stock rights	-	-
Non-qualified stock options	-	-
Issued during Fiscal 2010	0.18	2,636,108

Fiscal 2011 activity:
Stock awards	0.11	2,595,056
Restricted stock awards	-	-
Restricted stock rights	-	-
Non-qualified stock options	-	-
Issued during Fiscal 2011	0.11	2,595,056

Shares reserved for future issuance as of December 31, 2011		13,334,507

Common Shares Reserved – At December 31, 2011, the activity to date for shares of common stock reserved for future issuance were as follows:

2003 Amended and Restated Stock Incentive Plan:
Stock options outstanding	14,788,489
Stock options available for grant	12,907,211

2009 Stock Compensation Plan:
Stock options or restricted stock rights outstanding	0
Shares available for grant	13,334,507

Warrants to purchase common stock	38,921,009

Consulting Stock Compensation Issued under the 2009 Plan

During October through December 2011, employees converted $81,295 of accrued and unpaid wages for 1,129,012 shares of common stock.  The shares were issued under the 2009 Stock Compensation Plan.  Common stock was increased by $1,129 for the par value of the shares, paid-in capital was increased by $80,166, and accrued wages was reduced by the fair value of the stock of $81,295.

During October through December 2011, the Company issued to a consultant an aggregate of 534,050 shares of common stock as compensation in lieu of cash for services rendered.  The shares were issued under the 2009 Stock Compensation Plan.  Common stock was increased by $534 for the par value of the shares and paid-in capital was increased by approximately $38,053.  Stock compensation expense of $38,587 was also recorded.

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

On July 29, 2011, the Company issued 125,000 shares of common stock to a consultant as compensation for business advisory services.  The shares were issued under the 2009 Stock Compensation Plan.  Common stock was increased by $125 for the par value of the shares, $17,375 to paid-in capital, with an offset to deferred compensation for the fair value on the date of issuance of $17,500.  The Company will record consulting expense over the six-month service period in accordance with ASC 505-50 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  As a result, consulting expense of $12,083 was recorded during 2011 and $4,584 was applied to paid-in-capital for the remeasurement of deferred compensation during the same period.

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

During October through December 2010, the Company issued to consultants, 143,103 shares of common stock as compensation for services rendered. Common stock was increased by $143 for the par value of the shares and paid-in capital was increased by approximately $45,460.  Stock compensation expense of $45,603 was also recorded.

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

Under the terms of an Asset Purchase Agreement, Applied Visual Sciences issued 587,000 shares of its common stock as consideration for the purchase of the IP from Difference Engines Corporation. The 587,000 shares of common stock were subject to a two (2) year lock up.  Upon expiration of the two (2) year lock up period, in the event that the shares are not eligible for resale under “Rule 144” and have not been registered under the Securities Act, the holder of the shares may demand redemption of the shares. The redemption price is to be calculated on the basis of the average of the closing bid and asked prices of Applied Visual Sciences’ common stock for the twenty (20) consecutive business days ending on the day prior to the date of the exercise of the holder’s right of redemption. Under SEC Accounting Series Release (“ASR”) 268, “Presentation in Financial Statements of ‘Preferred Redeemable Stock’,” such freestanding financial instruments are to be classified as temporary equity and measured at the value of the redemption right. The initial redemption value of the common stock issued in the Difference Engines asset purchase was calculated at $2,044,228 and classified as temporary equity. As shares of common stock are sold by the holders and/or the Company registers its outstanding shares of common stock, the then current fair value of those shares, based on the redemption value, shall be reclassified from temporary equity to permanent equity.

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

NOTE 8.    GOODWILL AND INTANGIBLE ASSETS

We follow the provisions of ASC 805-10, “Business Combinations” and ASC 350-10, “Goodwill and Other Intangible Assets.” These statements establish financial accounting and reporting standards for acquired goodwill.  Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements.  Effective January 1, 2002, with the adoption of ASC 350-10, goodwill must be evaluated for impairment and is no longer amortized.  Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired.  To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets.  We determine impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill.  Impairment is tested annually or whenever indicators of impairment arise.  There was no goodwill on the consolidated balance sheet of the Company during Fiscal 2011 and 2010, as a net realizable value analysis was made for goodwill in prior years and such asset was considered fully impaired during those prior years. Therefore, there was no amortization expense of goodwill during Fiscal 2011 and 2010.

The Company incurs costs for intangible assets related to our patents. Under ASC 350 goodwill and other intangible assets acquired including software technology is considered to have a finite life. Patent acquisition costs pertaining to PinPoint™ and Signature Mapping™ (products not acquired through acquisition) have been capitalized, and are being amortized on a straight-line basis over the expected 20-year legal life of the patents.  The Company evaluates the periods of amortization continually to determine whether later events or circumstances require revised estimates of useful lives. In addition, ASC 985-20, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” requires the Company to consider whether or not the software technology is impaired on a quarterly basis. We evaluate the carrying value of long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying value of an asset within the scope of ASC 360-10, “Accounting of the Impairment or Disposal of Long-Lived Assets” may not be recoverable. Our assessment for impairment of intangible assets involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, and considers year-end the date for its annual impairment testing.  The Company prepared this analysis as of the year ended December 31, 2011, and 2010, and concluded that the intangible assets are not impaired.  Therefore, there was no impairment expense during Fiscal 2011 and 2010.

	Year Ended December 31, 2011
	Beginning Period Cost	Additions	Reductions	Net Book Value
Intangibles with finite lives:
Patent acquisition costs	365,173	22,027	23,601	363,599
	$ 365,173	$ 22,027	$ 23,601	$ 363,599

We anticipate incurring additional patent acquisition costs during the year ending December 31, 2012 (Fiscal 2012). Based on the net book value of patents acquisition costs at December 31, 2011, the Company estimates amortization expense for intangible assets to be $28,122 for each of the Fiscal years 2012 through 2016, and $222,989 thereafter.

NOTE 9.    INCOME TAXES

There is no benefit or provision for income taxes reflected in the accompanying financial statements.  Reconciliation between the provision for income taxes computed by applying the statutory Federal income tax rate and the provision for income taxes is as follows:

YEAR ENDED DECEMBER 31	2011		2010

Federal benefit at statutory rate	$ (392,488)	-34.0%	$ (1,241,079)	-34.0%
Increase (decrease) due to:
State benefits, net of federal benefits	(46,175)	-4.0%	(146,009)	-4.0%
Stock based compensation	86,587	7.5%	242,067	6.6%
Effect of foreign operations	-	-0.0%	(495,947)	-13.6%
Other, net	2,704	0.2%	1,679	0.0%
Valuation allowance	349,372	30.3%	1,639,289	44.9%
Provision for income taxes	$ -	0.0%	$ -	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s net deferred tax assets as of December 31, 2011 and 2010 were as follows:

YEAR ENDED DECEMBER 31	2011	2010

Deferred tax assets:
Accrued salaries	$ 352,402	$ 476,990
Accrued leave	13,526	13,527
Depreciation and amortization	(57,371)	(57,371)
Net operating loss carryforwards, not yet utilized	17,188,906	16,103,878
Total deferred tax assets	17,497,463	16,537,024
Valuation allowance for deferred tax assets	(17,497,463)	(16,537,024)
Net deferred tax assets	$ -	$ -

For income tax purposes, the Company has a cumulative net operating loss carryforwards at December 31, 2011 of approximately $45,341,368 that, subject to applicable limitations, may be applied against future taxable income.  If not utilized, the net US operating loss carryforward will begin to expire in 2023.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The following table summarizes scheduled maturities of our contractual obligations extending beyond one year for which cash flows are fixed and determinable as of December 31, 2011.

Category	Payments Due in Fiscal
	Total	2012	2013	2014	2015	2016	Thereafter

Short-term convertible debentures (1)	$ 1,688,205	$ 1,688,205	$ -	$ -	$ -	$ -	$ -
Interest payments (2)	-	-	-	-	-	-	-
Operating lease commitments (3)	74,757	68,993	5,764	-	-	-	-
Unconditional purchase obligations (4)	-	-	-	-	-	-	-
Total contractual obligations	$ 1,762,962	$ 1,757,198	$ 5,764	$ -	$ -	$ -	$ -

(1) Represents the outstanding Series A Convertible Debentures that originally matured November 8, 2008, and were amended October 15, 2010. Under terms of the amendment, the Company and the debenture holders agreed to an extension of the maturity date to June 30, 2011.  The Company is currently in default under the amendment agreement and is negotiating with the debenture holders to extend the maturity date.  Commencing March 3, 2011, the Company may force a conversion of the debentures if certain trading price and volume conditions are met.

(2) The outstanding Series A convertible debentures, under the October 15, 2010 amendment, did not bear interest through the new maturity date of June 30, 2011, and the amendment agreement does not require interest after the maturity date.  The Company is in negotiations with the debenture holders to extend the maturity date of the convertible debentures, and the holders may require interest to be paid for such extension.

(3) Represents projected rent cost for the existing office lease, which expires on January 31, 2012.  Total rental expense included in the accompanying consolidated statements of earnings was $70,160 in fiscal 2011, and $158,319 in fiscal 2010.

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

Default under Series A Debentures and Series D Common Stock Purchase Warrants

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law. We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension. Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance. Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense. We remeasured the mandatory default amount as of December 31, 2011 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

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

NOTE 12.  RELATED PARTY TRANSACTIONS

Note Payable to Stockholder and Executive Officer

On April 21, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, our Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned the Company $200,000. The Company issued a non-negotiable promissory note, dated effective April 21, 2006, to Mr. Trudnak in the principal amount of $200,000. The note is unsecured, non-negotiable and non-interest bearing. The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default. The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum. The note is not assignable by Mr. Trudnak without our prior consent. The Company may prepay the note in whole or in part upon ten days notice. On October 21, 2006, Mr. Trudnak extended the due date of the loan to December 31, 2006. Subsequently, on October 3 and October 18, 2006, Mr. Trudnak loaned the Company $102,000 and $100,000, respectively, on substantially the same terms as the April 21, 2006 loan, except that each loan is due six months after the date thereof. Accordingly, following such additional loans, the Company owed an aggregate of approximately $402,000 to Mr. Trudnak. On November 10, 2006, Mr. Trudnak extended the due dates of such loans to May 31, 2007, except that $100,000 of the April 21, 2006, loan becomes due upon the Company raising $2,500,000 in financing after November 6, 2006, and the remaining amount of $202,000 of such loans become due upon the Company raising an aggregate of $5,000,000 in financing after November 6, 2006, and prior to May 31, 2007. Following the first closing of our Debenture and Series D Warrant financing on November 8, 2006, the Company repaid $100,000 on November 20, 2006, in principal amount of the April 1, 2006 loan, and paid an additional $100,000 to Mr. Trudnak on April 17, 2007 upon the second closing of our Debenture and Series D Warrant financing. On May 31, 2007, Mr. Trudnak extended the due dates of the remaining loans to May 31, 2008. Although, the anticipated payment of $202,000 had not been made, and Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008, and $5,000 on September 14, 2011, for cumulative loans of $231,000.  The maturity date of the outstanding loans was extended to May 31, 2009, then to May 31, 2010 and June 30, 2011, and subsequently to December 31, 2011. On December 31, 2011, the outstanding loans were extended to June 30, 2012. The Company repaid an aggregate of $108,900 of the notes during 2010, and repaid an aggregate $33,100 during 2011, resulting in an outstanding balance at December 31, 2011 of $89,000. The terms of the above transaction were reviewed and approved by the Company’s audit committee and by the independent members of our Board of Directors.

Consulting Agreement with BND Software, Principal Owner Sean Kennedy, a Director of the Company

On July 15, 2008, the Company entered into a consulting agreement with BND Software, Inc. (“BND”), a corporation that is owned and controlled by Mr. Sean W. Kennedy, a director of the Company. BND agreed to provide certain consulting services to the Applied Visual including managing the research, development and information systems activities of the Company. The agreement is for a term of one year commencing on May 27, 2008, and on May 31, 2009. The agreement provided for an extension of a twelve (12) month period upon mutual agreement by both parties. The agreement may be terminated upon 60 days prior written notice by one party to the other party. The agreement provided for an annual compensation of $216,000. The Company did not renew the agreement with BND, although Mr. Kennedy continues to provide management services for the research, development and information systems activities. We paid or agreed to pay BND an aggregate of $200,000 during 2011, and $208,000 during 2010.  As of December 31, 2011, the Company has accrued and unpaid fees payable to BND Software of $493,926.

NOTE 13.  OPERATING LEASES

The Company previously leased 15,253 square feet for its headquarters building in Herndon, Virginia, pursuant to a 5 year commercial lease that expired on April 30, 2010. The annual base rental rate during the last year of the lease was approximately $24,557.  The Company elected not to exercise the renewal option provision of the lease, and negotiated with the landlord to lease 3,269 square feet of office space in the same business park. The new lease, for a monthly lease payment of $5,585 was entered into on April 13, 2010, and initially expired on April 30, 2011, was extended to October 31, 2011, and subsequently to January 1, 2012.  Although the extension did not contain a renewal option, the landlord agreed to a one year lease effective February 1, 2012, for a monthly lease payment of $5,764, and expires on January 31, 2013. The security deposit for the lease remains at $11,122. The Company’s principal offices are located at 250 Exchange Place, Suite H, Herndon, Virginia 20170. Our telephone number at such address is (703) 464-5495.

Total rental expense for the leased offices included in the accompanying consolidated statements of operations was $67,374 in 2011 and $156,823 in 2010.

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

On March 23, 2012, the Company established a new entity; Instasis Imaging, Inc., for the development, marketing, and sales of a suite of imaging analytic applications for the automated detection of breast cancer.

During January through April 16, 2012, Company employees converted $84,117 of accrued and unpaid wages for 2,041,925 shares of common stock.  The shares were issued under the 2009 Stock Compensation Plan.  Common stock was increased by $2,042 for the par value of the shares, paid-in capital was increased by $82,075.

On March 15, 2012, the Company sold an aggregate of 100,000 shares of Common Stock and an aggregate of 300,000 Class Q Common Stock Purchase Warrants to an accredited investor for gross proceeds to the Company of $25,000.  The Warrants issued are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, and customary anti-dilution provisions. The warrants expire in thirty-six (36) months from the date of issuance.

From February 24 – March 24, 2012, the Company agreed to convert $100,000 of outstanding accounts payable to a consultant for 400,000 shares of common stock under the 2009 Stock Compensation Plan.  The conversion price was $0.25. Common stock was increased in the aggregate of $400 for the par value of the shares, and paid-in capital was increased in the aggregate of $99,600.

During January through April 16, 2012, the Company issued five promissory notes to accredited investors in the aggregate principal amount of $135,000 ($131,400, net of accrued commissions and expenses in the amount of $3,600).  $25,000 mature on August 12, 2012,

$50,000 mature on November 10, 2012, $50,000 mature on January 25, 2013, and $10,000 mature on April 12, 2013.  The short-term notes also accrue interest at a rate of 12% per annum.  The Company issued to the five note holders an aggregate of 210,000 shares of common stock, and the relative fair value of the common stock of $8,465 will be amortized over the term of the notes. A placement agent fee of $3,600 was accrued in connection with the issuance of the notes.