Form 10-Q
period 2012-03-31
Applied Visual Sciences, Inc.
filed 2012-05-18
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

_______________________________

FORM 10-Q

(Mark One)

X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

At May 18, 2012, 92,776,530 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

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

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends, “plans,” “should,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof (including their use in the negative), or by discussions of strategies, plans or intentions.  Such statements include but are not limited to statements under Part I, Item 1A - Risk Factors of our Form 10-K for the year ended December 31, 2011, Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report, and elsewhere in this Report. A number of factors could cause results to differ materially from those anticipated by such forward-looking statements, including those discussed under Part II, Item 1A - Risk Factors of this Report.  The absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including factors described in Part I, Item 1A - Risk Factors of our Form 10-K for the year ended December 31, 2011, and Part II, Item 1A – Risk Factors of this Report.  You should carefully consider the factors described in Part I, Item 1A - Risk Factors of our Form 10-K for the year ended December 31, 2011, and Part II, Item 1A – Risk Factors of this Report in evaluating our forward-looking statements.

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

CONSOLIDATED RESULTS OF OPERATIONS

27

LIQUIDITY AND CAPITAL RESOURCES

29

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

37

ITEM 4.    CONTROLS AND PROCEDURES

37

PART II. OTHER INFORMATION

38

ITEM 1.     LEGAL PROCEEDINGS

38

ITEM 1A.  RISK FACTORS

38

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

40

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

40

ITEM 5.     OTHER INFORMATION

41

ITEM 6.     EXHIBITS

41

SIGNATURES

42

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 4,765	$ 6,490
Prepaid expenses	2,610	2,610
Total current assets	7,375	9,100

Equipment, net	206,471	222,924

Other Assets
Other noncurrent assets	11,122	11,122
Intangible assets, net	355,846	363,599
Total assets	$ 580,814	$ 606,745

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 1,350,280	$ 1,356,404
Accrued wages and related	6,518,698	6,311,354
Other accrued liabilities	23,392	8,422
Notes payable and advances, related parties	89,000	89,000
Notes payable, net of discount	475,549	371,413
Convertible debentures	2,025,846	2,025,846
Derivative liabilities - embedded conversion feature of debentures	337,641	270,113
Total current liabilities	10,820,406	10,432,552

Stockholders' Equity (Deficit)
Convertible preferred stock, $0.20 par value; authorized 1,000,000 shares
Shares issued and outstanding at March 31, 2012 - none
Shares issued and outstanding at December 31, 2011 - none	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares
Shares issued and outstanding at March 31, 2012 - 90,924,230
Shares issued and outstanding at December 31, 2011 - 88,506,305	90,924	88,506
Additional paid-in capital	81,929,310	81,729,777
Accumulated comprehensive income	63,354	63,354
Deficit accumulated	(92,323,180)	(91,707,444)
Total stockholders' equity (deficit)	(10,239,592)	(9,825,807)
Total liabilities and stockholders' equity (deficit)	$ 580,814	$ 606,745

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31
	2012	2011

Net revenues	$ -	$ -

Cost of sales	-	-

Gross profit	-	-

Selling, general and administrative expense	521,152	864,993

Operating loss	(521,152)	(864,993)

Other income (expense)	(94,584)	1,012,923

Net income (loss)	$ (615,736)	$ 147,930

Net income (loss) per common share
Basic	$ (0.01)	$ 0.00
Diluted	(0.00)	0.00

Weighted average common shares outstanding
Basic	90,924,230	83,578,915
Diluted	141,522,785	137,614,397

Other comprehensive income
Comprehensive income - beginning of period	$ 63,354	$ 63,354
Cumulative translation adjustments	-	-

Comprehensive income - end of period	$ 63,354	$ 63,354

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (615,736)	$ 147,930
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	24,681	24,151
Amortization of debt discounts	9,837	-
Stock-based compensation expense	833	259,621
Revaluation of derivative instrument expense (income)	67,528	(1,012,923)
Changes in operating assets and liabilities:
Increase in prepaid expenses	-	(314)
Increase in accounts payable	93,876	73,448
Increase in accrued wages and related	277,761	283,547
Increase in other accrued liabilities	14,970	-
Net cash flows used in operating activities	(126,250)	(224,540)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(4,870)
Investment in patents	(475)	-
Net cash flows used in investing activities	(475)	(4,870)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	25,000	333,000
Proceeds from short-term notes payable, net	100,000	-
Reduction of short-term notes payable, related party	-	(20,700)
Net cash flows provided by financing activities	125,000	312,300

Net increase (decrease) in cash and cash equivalents	(1,725)	82,890
Cash and cash equivalents at beginning of the period	6,490	4,874

Cash and cash equivalents at end of the period	$ 4,765	$ 87,764

Supplemental disclosure of cash flow information:
Conversion of accounts payable and other accrued liability to common stock	$ 100,000	$ 242,650
Conversion of accrued wages to common stock	70,417	11,340
Conversion of accrued wages for exercise of employee stock options	-	30,300
Remeasurement of common stock subject to repurchase	-	98,946

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

To achieve our strategic vision, we are aware of the need to exercise the financial and operational discipline necessary to achieve the proper blend of resources, products and strategic partnerships.  These efforts can accelerate our ability to develop, deploy and service a broad range of intelligent imaging informatics solutions directly to our target markets and indirectly through OEM/value added reseller (“VAR”) partners.  During 2012, we continued implementing changes across the spectrum of our business. We refined our marketing strategy for PinPoint™ and Signature Mapping™, and enhanced our Signature Mapping™ product offerings.

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

 (2)

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated financial statements do not include complete footnotes and financial statement presentations. As a result, these unaudited condensed consolidated financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011, included in our 2011 Annual Report on Form 10-K. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for those periods presented. The preparation of financial statements in conformity with United States (U.S.) generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year. The Company maintains a web site at www.appliedvs.com, which makes available free of charge our recent annual report and other filings with the SEC.

These unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. Our independent registered public accounting firm’s reports on the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2011, contains an explanatory paragraph wherein it expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

Summary of Significant Accounting Policies

As disclosed in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2011, the discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in conformity with United States (U.S.) generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex and, consequently, actual results could differ from those estimates and assumptions. Since December 31, 2011, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, RJL Marketing Services, Guardian Technologies International, Inc., Signature Mapping Medical Sciences, Inc., Instasis Imaging, Inc., Guardian Healthcare Systems UK, Ltd., and Wise Systems Ltd., in which it has the controlling interest.  Subsidiaries acquired are consolidated from the date of acquisition.  All significant intercompany balances and transactions have been eliminated.

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

The Company operates in North America, Africa and Asia.  In general, revenues are attributed to the country in which the contract originates. There were no revenues for the three months ended March 31, 2012 and the same period in 2011.  Our product and service categories are software licenses, research funding, maintenance support, and hardware. The Company continues to focus efforts in developing the Signature Mapping™ imaging technologies, while at the same time pursuing opportunities for our security product/services.

Three Months Ending March 31
	2012	2011
Net revenues
The Americas	$ -	$ -
Africa and Asia	-	-
Total net revenue	$ -	$ -

Cost of sales
The Americas	$ -	$ -
Africa and Asia	-	-
Total cost of sales	$ -	$ -

Operating (loss)
The Americas	$ (521,152)	$ (864,993)
Africa and Asia	-	-
Total operating loss	$ (521,152)	$ (864,993)

Depreciation and amortization
The Americas	$ 24,681	$ 24,151
Africa and Asia	-	-
Total depreciation and amortization	$ 24,681	$ 24,151

Total assets
The Americas	$ 580,814	$ 820,673
Africa and Asia	-	-
Total assets	$ 580,814	$ 820,673

Long-lived assets, net
The Americas	$ 562,317	$ 632,665

Africa and Asia	-	-
Total long-lived assets, net	$ 562,317	$ 632,665

Long-lived assets, net: Consists of software, goodwill, patents, property and equipment, and other noncurrent assets.

Stock-Based Compensation

The Company has two active equity compensation plans which include the Amended and Restated 2003 Stock Incentive Plan and the 2009 Stock Compensation Plan (collectively, the “Plans”). A total of 50,000,000 shares have been reserved for issuance under these Plans in the form of stock-based awards to employees, non-employee directors and outside consultants of the Company, of which 23,823,793 shares remain available for issuance thereunder as of March 31, 2012. The grant of awards under the Plans require approval by the Compensation Committee of the Board of Directors of the Company (or the Board of Directors, in the absence of such a committee) (the “Committee”), and the Committee is authorized under the Plans to take all actions that it determines to be necessary or appropriate in connection with the administration of the Plans.

The Company adopted the provisions of ASC 718-10, “Share-Based Payment” to account for its share-based payments. ASC 718-10 requires all share-based payments to employees, or to non-employee directors as compensation for service on the Board of Directors, to be recognized as compensation expense in the consolidated financial statements based on the estimated fair values of such options as calculated using the Black-Scholes model, and the related expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience within separate groups of employees. In accordance with ASC 718-10, the Company recognized total stock-based compensation expense for employees and non-employee members of the Board of Directors for the three months ended March 31, 2012 of $0, and $129,969 for the same period during 2011.

The Company accounts for stock options granted to non-employees in accordance with ASC 718-10 and ASC 505-50, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services.” ASC 505-50 establishes the measurement principles for transactions in which equity instruments are issued in exchange for the receipt of goods or services. The Company has relied upon the guidance provided under ASC 505-50 to determine the measurement date and the fair value re-measurement principles to be applied, and recognizes as an expense the estimated fair value of such options as calculated using the Black-Scholes model. The fair value is remeasured during the service period at each balance sheet date, and is amortized over the remaining service period to vesting for each option or the remaining term of the recipient’s contractual arrangement, whichever is shorter. The Company recognizes compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate. Total stock-based compensation expense for consultants during the three months ended March 31, 2012 and the same period in 2011 were $833 and $129,652, respectively.

The Black-Scholes Merton option valuation model (Black-Scholes model) was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are not transferable.  The fair value of each option granted was estimated using the Black-Scholes model with the following weighted-average assumptions:

Black-Scholes Model Assumptions	2012	2011

Risk-free interest rate (1)	0.99%	2.27%
Expected volatility (2)	163.6%	136.7%
Dividend yield (3)	0.0%	0.0%
Expected life (4)	5.4 years	6.5 years

(1)	The risk-free interest rate is based on US Treasury debt securities with maturities similar to the expected term of the option.
(2)	Expected volatility is based on historical volatility of the Company*s stock factoring in daily share price observations.
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

Factors considered in granting stock options included: (i) the general policy during the past five, and in the foreseeable future, of not increasing base salaries of all employees, (ii) the performance of employees, (iii) the employees’ increasing responsibilities in a dynamic, and shrinking organization, and (iv) the accomplishments achieved by the Company during the prior year.  The 2003 Plan has been the principal method for our employees and executive officers to acquire equity interests in the Company. We believe that the annual aggregate value of these awards should be set near competitive median levels for comparable companies.  We may provide a greater portion of total compensation to our executives and employees through stock options given the general policy of not increasing base salaries in the foreseeable future. Our Compensation Committee administers the 2003 Plan based on the above factors, and the Committee approved the grant of stock options to all current employees, including its named executives, during 2007 through 2009 as an incentive for continued contributions in moving our product development efforts forward.  Stock options were not granted to employees, including its named executives, during 2012 and 2011, as the Company did not achieve the desired results during 2010 and 2011. Also, the Compensation Committee, based on management’s recommendation and discussions with the Committee, may grant stock options to new employees.  There were no stock options granted to new employees during the first three months of 2012, since there were no new employees hired during this period.

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

The Compensation Committee did not grant any stock options under the 2003 Plan during the three months ended March 31, 2012, and the Company has reserved under the plan 14,788,489 shares to be issued upon exercise of outstanding options, and 12,907,211 remain available for future awards. Compensation expense for stock options granted is recognized over the requisite service period, which is typically the period over which the stock-based compensation awards vest. In anticipation of implementation of SFAS 123R, we accelerated the vesting of the outstanding options in December 2005, prior to adopting SFAS 123R.  We applied the guidance of SAB 107 in conjunction with the adoption of SFAS 123R.  This acceleration was for all employees, including the named executive officers.

Stock Options Exercised under the 2003 Plan

There were no stock options granted during the first three months of 2012. During the same period in 2011, an employee exercised an aggregate of 101,000 stock options that resulted in the aggregate issuance of 101,000 shares of common stock for cash proceeds to the Company of $30,300. Common stock was increased by $101 for the par value of the shares and paid-in capital increased by $30,199.

Summary of stock option activity under the 2003 Plan for the three months ended March 31, 2012 issued to employees, non-employee members of the Board of Directors and consultants is as follows:

Fiscal Year and Activity	Weighted- Average Exercise Price	Number of Options
Outstanding December 31, 2011	$ 0.32	14,788,489

Fiscal 2012 activity
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding March 31, 2012	0.32	14,788,489

Reserved for future issuance at March 31, 2012		12,907,211

The following table summarizes additional information about the 2003 Plan stock options outstanding at March 31, 2012:

Issued and Outstanding				Exercisable
Type of Option and Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Yrs)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Price
Nonqualified Stock Options $0.30 (1) (5)	1,410,000	1.7	$ 0.30	1,410,000	$ 0.30
Nonqualified Stock Options $0.30 (2) (5)	44,000	2.8	0.30	44,000	0.30
Incentive Stock Options $0.15 - $4.05 (3)	802,042	5.6	0.85	802,042	0.85
Incentive Stock Options $0.15 - $0.30 (4) (5)	12,532,447	5.6	0.29	12,532,447	0.29
Total	14,788,489	5.3	$ 0.32	14,788,489	$ 0.32

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

The following is a summary of the number and type of awards granted to, or exercised or forfeited by, employees, non-employee members of the Board of Directors and consultants pursuant to the Company’s 2009 Stock Compensation Plan for the three months ended March 31, 2012:

	Weighted-Average Grant or Exercise Price Per Share

Fiscal Year and Activity		Number of Shares
Reserved for future issuance as of December 31, 2011		13,334,507

Fiscal 2012 activity:
Common stock awards	$ 0.08	2,417,925
Restricted stock awards	-	-
Restricted stock rights	-	-
Non-qualified stock options	-	-
Issued during 2012	0.08	2,417,925

Reserved for future issuance as of March 31, 2012		10,916,582

Stock options or restricted stock rights outstanding		-

Stock Issued under the 2009 Plan

During January through March 2012, employees converted accrued and unpaid wages for 1,767,925 shares of common stock.  The shares were issued under the 2009 Stock Compensation Plan.  Common stock was increased by $1,768 for the par value of the shares, paid-in capital was increased by $68,649, and accrued wages was reduced by the fair value of the stock of $70,417.

In February and March, the Company agreed to convert outstanding accounts payable to a consultant for an aggregate of 400,000 shares of common stock under the 2009 Stock Compensation Plan.  The conversion price was $0.25. Common stock was increased in the aggregate of $400 for the par value of the shares, paid-in capital was increased in the aggregate of $99,600, and accounts payable was reduced by the outstanding amount of $100,000.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. For financial statement purposes, depreciation is provided on the straight-line method over the estimated useful life of the asset ranging from 3 to 10 years.

	(Unaudited)
Asset (Useful Life)	March 31, 2012	December 31, 2011

Software (3 years)	$ 84,224	$ 84,224
Computer equipment (3 to 5 years)	329,861	329,861
Furniture and fixtures (7 to 10 years)	488,239	488,239
Equipment (7 to 10 years)	80,727	80,727
	983,051	983,051
Less accumulated depreciation	776,580	760,127
Equipment, net	$ 206,471	$ 222,924

Depreciation expense for property and equipment was $16,453 and $18,389 in the three months ended March 31, 2012 and 2011, respectively, and is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Goodwill and Other Intangible Assets

Intangible Assets – Intangible assets consist of acquired software and patents. Under ASC 350, “Goodwill and Other Intangible Assets,” such assets acquired including software technology is considered to have a finite life.  Management has estimated the useful life to be 5 years and amortized such costs on a straight-line basis over this period. In addition, ASC 985-20, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” requires the Company to consider whether or not the software technology is impaired using a net realizable value analysis based on projected discounted cash flows. The Company prepared this analysis as of March 31, 2012, and concluded that the intangible assets are not impaired.  Patent acquisition costs pertaining to the Company’s 3i technology that covers its PinPoint™ and Signature Mapping™ intellectual property (technology not acquired through acquisition), have been capitalized and are being amortized over the 20-year legal life of the patents. The Company has been granted by the United States Patent & Trademark Office (“USPTO”) six patents related to its 3i technology. The Company evaluates the periods of amortization continually to determine whether later events or circumstances require revised estimates of useful lives. The Company’s intangible acquired software technology was fully amortized as of December 31, 2009. Therefore, there was no amortization costs associated with acquired software during the three months ended March 31, 2012 and 2011, respectively. Amortization expense for patent acquisition costs was $8,228 and $5,762 during the three months ended March 31, 2012 and 2011, respectively, and is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company anticipates incurring additional patent acquisition costs during 2012.

Excess of Purchase Price over Net Assets Acquired (Goodwill) – The Company follows the provisions of ASC 805-10, “Business Combinations” and ASC 350-10, “Goodwill and Other Intangible Assets.” These statements establish financial accounting and reporting standards for acquired goodwill.  Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. Effective January 1, 2002, with the adoption of ASC 350-10, goodwill must be evaluated for impairment and is no longer amortized. Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired. To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets. There was no goodwill on the consolidated balance sheet of the Company during Fiscal 2011 and the three months ended March 31, 2012, as a net realizable value analysis was made for goodwill in prior years and such asset was considered fully impaired during those prior years. Therefore, there was no amortization expense of goodwill during the three months ended March 31, 2012, or during the same period in 2011.

Impairment of Excess Purchase Price over Net Assets Acquired – The Company follows the provisions of ASC 350-10 “Goodwill and Other Intangible Assets” for the impairment of goodwill. The Company determines impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill. Impairment is tested annually or whenever indicators of impairment arise.  There was no goodwill on the consolidated balance sheet of the Company during Fiscal 2011 and the three months ended March 31, 2012, as a net realizable value analysis was made for goodwill in prior years and such asset was considered fully impaired during those prior years.

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

Three Months Ended March 31, 2012
	Beginning Period Cost			Net Book Value
		Additions	Reductions
Intangibles with finite lives:
Patent acquisition costs	$ 363,599	$ 475	$ 8,228	$ 355,846
	$ 363,599	$ 475	$ 8,228	$ 355,846

Recently Adopted Accounting Pronouncement

In December 2010, the FASB amended its authoritative guidance related to business combinations entered into by an entity that are material on an individual or aggregate basis.  These amendments clarify existing guidance that if an entity presents comparative financial statements that include a material business combination, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This guidance became effective prospectively for business combinations for which the acquisition date is on or after the first day of the Company’s fiscal 2012.  This disclosure-only guidance did not have a material impact on the Company’s results of operations, financial position or cash flows.

In September 2011, the Financial Accounting Standards Board (“FASB”) amended its authoritative guidance related to testing goodwill for impairment.  Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before performing Step 1 of the goodwill impairment test.  If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the two-step impairment test would be required.  This guidance became effective in the beginning of the Company’s fiscal 2012, and did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB amended its authoritative guidance related to fair value measurements to provide a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  This guidance clarifies the application of existing fair value measurement and expands the existing disclosure requirements.  This guidance became effective in the beginning of the Company’s fiscal 2012.  This guidance did not have an impact on the Company’s results of operations, financial position or cash flows.  As a result of the adoption of this guidance, the Company did not change its valuation techniques, but may make additional disclosures as needed.

Recently Issued Accounting Pronouncement

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

(3)

Financial Condition, Going Concern Uncertainties and Events of Default

During the three months ended March 31, 2012, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Our independent registered public accounting firm’s report on the consolidated financial statements included herein, and in our annual report on Form 10-K for the year ended December 31, 2011, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

As of March 31, 2012, we have outstanding trade and accrued payables of $1,350,280, other accrued liabilities of $23,392, and accrued salaries and related expenses due to our employees and management of $6,518,698. Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $89,000, and $500,000 short-tern notes from three investors.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of March 31, 2012 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so.  The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

In January 2012, the Company issued two promissory notes to accredited investors in the aggregate principal amount of $100,000 ($97,750, net of accrued commissions and expenses in the amount of $2,250), of which $50,000 matures on November 19, 2012, and $50,000 mature on January 24, 2013.  The short-term notes accrue interest at a rate of 12% per annum.  The Company also issued to the note holders an aggregate of 60,000 shares of common stock. On March 15, 2012, we received $25,000 from an accredited investor, and issued an aggregate of 100,000 shares of common stock and 300,000 Class Q Warrants. The Class Q Warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions.  The warrants expire three years after the date of issuance.

As of March 31, 2012, we had a cash balance of $4,765.  Subsequently and through May 18, 2012, we issued promissory notes to three accredited investors in the aggregate principal amount of $35,000 ($34,550, net of accrued commissions and expenses in the amount of $450); the notes accrue interest at a rate of 12% per annum, and the Company issued an aggregate of 60,000 shares of common stock to the note holders, and 1,800 shares to the placement agent in lieu of the cash compensation.  Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities.  Currently, we are spending or incurring (and accruing) expenses of approximately $220,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees. Management believes that we will require an aggregate of approximately $2,640,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.  This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

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

During the three months ended March 31, 2012, our total stockholders’ deficit increased by $413,785 to $10,239,592, and our consolidated net loss for the period was $615,736. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

(4)

Stockholders’ Equity

Issuance of Common Stock and Related Common Stock Warrants

On March 15, 2012, the Company sold to accredited investor an aggregate of 100,000 shares of common stock and 300,000 Class Q Warrants for gross proceeds of $25,000. The Class Q Warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire three years after the date of issuance. Common stock was increased by $100 for the par value of the shares and $24,900 to paid-in capital.

Other Common Stock Issued Including Exercises of Warrants and Options

During January through March 2012, employees converted accrued and unpaid wages for 1,767,925 shares of common stock.  The shares were issued under the 2009 Stock Compensation Plan.  Common stock was increased by $1,768 for the par value of the shares, paid-in capital was increased by $68,649, and accrued wages was reduced by the fair value of the stock of $70,417.

In February and March, the Company agreed to convert outstanding accounts payable to a consultant for an aggregate of 400,000 shares of common stock under the 2009 Stock Compensation Plan.  The conversion price was $0.25. Common stock was increased in the aggregate of $400 for the par value of the shares, paid-in capital was increased in the aggregate of $99,600, and accounts payable was reduced by the outstanding amount of $100,000.

Other Common Stock Warrants Issued or Forfeited

There were no common stock purchase warrants forfeited or that expired during the three months ended March 31, 2012.

The Company has issued warrants as compensation to its bridge note holders, placement agents and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.  The table below shows by category, the warrants issued and outstanding at March 31, 2012.

Common Stock Purchase Warrants	Number of Warrants Outstanding and Exercisable	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Note and debenture holders	1,362,055	April 2007	$ 0.25	April 2012
	10,000	December 2007	0.70	December 2012
	18,293	February 2009	0.41	February 2014
	1,140,554	June 2009	0.25	April 2012
	150,000	January 2010	0.25	January 2015
	78,750	September 2010	0.25	September 2015

	2,759,652

Private placement investors	864,798	July 2007	1.17	July 2012
	937,500	August 2007	1.75	August 2012
	1,500,000	February 2008	0.70	February 2013
	214,285	March 2008	0.75	March 2013
	2,142,850	April 2008	0.70	April 2013
	2,682,553	Sept to December 2008	0.41	Sept to December 2013
	4,358,981	January to April 2009	0.41	Jan to April 2014
	800,000	June to July 2009	0.25	June to July 2014
	3,881,973	July to August 2009	0.25	December 2016
	214,285	September 2009	0.41	December 2012
	2,099,007	Oct to December 2009	0.25	Oct to December 2014
	400,000	November 2009	0.25	December 2016
	800,000	March to May 2010	0.25	December 2016
	2,499,568	March to June 2010	0.25	March to June 2015
	150,752	August 2010	0.25	December 2016
	3,731,155	July to September 2010	0.25	July to September 2015
	5,301,345	Oct to December 2010	0.25	Oct to December 2015
	400,000	Nov to December 2010	0.50	Nov to December 2013
	800,000	February 2011	0.25	February 2014
	600,000	February 2011	0.25	February 2016
	88,000	October 2011	0.25	October 2014
	300,000	March 2012	0.25	March 2012
	34,767,052

Placement agents	311,760	April 2007	0.25	April 2012
	47,564	July 2007	1.17	July 2012
	198,154	June 2009	0.25	April 2012
	272,827	June 2009	0.45	June 2014
	108,000	July 2009	0.25	July 2014
	205,000	December 2009	0.28	December 2014
	72,000	February 2011	0.25	February 2016
	1,215,305

Consultants	60,000	February 2008	0.54	February 2013
	200,000	December 2009	0.25	December 2014
	63,000	June to August 2009	0.25	June to August 2014
	14,000	August 2010	0.25	August 2015
	14,000	September 2010	0.28	September 2015
	128,000	December 2010	0.50	December 2013
	479,000

Total Warrants Issued/Outstanding	39,221,009

As of March 31, 2012, approximately 15,246,929 of the above warrants may be exercised pursuant to the cashless exercise provisions of such warrants and, if so exercised, the shares may be subsequently resold under the provisions of Rule 144 under the Securities Act. Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.

(5)

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

On April 26, 2012, the Company held a meeting in New Delhi, India, at the LRS Institute of Tuberculosis and Respiratory Disease to finalize the technical components and operating budget of a multi-site, nine-month project.  The proposed project contains three phases: (i) clinical evaluation of TBDxV™ (tuberculosis visualization software), (ii) development of automated detection algorithms for use in Ziehl-Neelsen (ZN) laboratory settings; and, (iii) clinical evaluation of TBDx™ for the automated detection of

TB in ZN stained sputum slides.  The grant funding proposal was submitted to the DBT (Department of Biotechnology) on April 30, 2012.  The timeline for review, determination and notification takes approximately 120 days from submission.

During April through May 18, 2012, employees converted accrued and unpaid wages for 1,781,500 shares of common stock.  The shares were issued under the 2009 Stock Compensation Plan.  Common stock was increased by $1,781 for the par value of the shares, paid-in capital was increased by $84,519, and accrued wages was reduced by the fair value of the stock of $86,300.

On April 12, 2012, the Company issued three promissory notes to accredited investors in the aggregate principal amount of $35,000, ($34,550, net of accrued commissions and expenses in the amount of $450).  $25,000 of the notes mature on August 12, 2012, and $10,000 mature on April 12, 2013; the notes accrue interest at a rate of 12% per annum.  The Company issued an aggregate of 60,000 shares of common stock to the three note holders, and the relative fair value of the common stock of $2,765 will be amortized over the term of the notes. Common stock was increased by $60 for the par value of the shares and paid-in capital was increased by $2,705.

On April 12, 2012, the Company issued 10,800 shares of common stock to a broker as a placement fee for the issuance of short-term notes.  Common stock was increased by $11 for the par value of the shares, paid-in capital was increased by $2,689 for the fair value of the shares, and $2,700 was charged to interest expense.

(6)

Fair Value Measurement

The Company determines the fair value of its derivatives that are classified as liabilities, on a recurring basis using significant unobservable inputs.  The fair value measurement of these liabilities is consistent with ASC 820, "Fair Value Measurements" ASC-820 and did not have an impact on the consolidated financial position or results of operations; however, the required disclosure for the three months ended March 31, 2012 is as follows:

Liabilities Measured at Fair Value	Convertible Notes and Debentures, Net of Discount (1)	Embedded Conversion Feature of Debentures (2)	Common Stock Issued with Notes (3)	Total
Beginning balance as of December 31, 2011	$ 2,025,846	$ 270,113	$ 371,413	$ 2,667,372
Issuances, net of discount	-	-	94,299	94,299
Revaluation (gain) loss in interest expense	-	67,528	-	67,528
Amortization of note discount	-	-	9,837	9,837
Ending balance as of March 31, 2012	$ 2,025,846	$ 337,641	$ 475,549	$ 2,839,036

Total (gain) loss from revaluation of derivatives and event of default included in earnings for the period and reported as an adjustment to interest

	$ -	$ 67,528	$ 9,837	$ 77,365

(1) The balance as of March 31, 2012, includes $1,688,205 for the outstanding convertible debentures issued November 8, 2006 and April 12, 2007, and an additional amount of $337,641 for the event of default provision under the October 15, 2010 amendment agreement.

(2) Represents the conversion feature of outstanding convertible debentures issued November 8, 2006 and April 12, 2007.  The fair value of the conversion feature since May 20, 2009, the final milestone reset date of the debentures, was determined using market quotation.

(3) The balance as of March 31, 2012, includes $500,000 for outstanding short-term notes payable issued October 2011 through January 2012, less the remaining note discount of $24,451 for issuance of common stock to note holders.  The note discount is amortized over the life of the notes.

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

Our independent registered public accounting firm’s report on the consolidated financial statements included herein for the years ended December 31, 2011, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

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

Please refer to and carefully consider the factors described in Part I, Item 1A - Risk Factors of our Form 10-K for the year ended December 31, 2011, and Part II, Item 1A – Risk Factors of this Report.

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

To achieve our strategic vision, we are aware of the need to exercise the financial and operational discipline necessary to achieve the proper blend of resources, products and strategic partnerships.  These efforts can accelerate our ability to develop, deploy and service a broad range of intelligent imaging informatics solutions directly to our target markets and indirectly through OEM/value added reseller (“VAR”) partners.  During 2012, we continued implementing changes across the spectrum of our business. We refined our marketing strategy for PinPoint™ and Signature Mapping™, and enhanced our Signature Mapping™ product offerings.

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

To date the marketplace has placed a premium on the newest innovations in hardware technology and has failed to grasp how a threat detection software solution can improve their detection rate and reduce the frequency of false positives.  It was expected that a major joint initiative between the Department of Homeland Security (DHS) and the National Electrical Manufacturers Association (NEMA) would open a path to both increase the interoperability of security equipment as well as provide a mechanism to use third party threat detection software as part of the screening solution.  This enabling initiative is the Digital Imaging and Communications in Security (DICOS) standard, similar to the Digital Imaging and Communications in Medicine (DICOM) standard.  With a defined standard for the output of each screening device, complimentary automated threat detection software can be appended to any x-ray equipment.  Applied Visual Sciences, Inc co-chaired one of the three NEMA working groups drafting the DICOS standard, and the DICOS standard was published in October 2010.  To date DHS has not made this standard a mandatory requirement for proposals or procurements which, as a result, has not enabled third party detection software providers the ability to enter the marketplace and has given an undue advantage to the existing security equipment providers.

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

We have been involved in a number of wide ranging U.S. Government proposals since 2011.  We have teamed on a few of the proposals with large, well-known defense contractors, a federally funded research laboratory and directly.  The proposals were submitted to various U.S. Government agencies. Unfortunately, almost of the projects were deferred due to the ongoing federal budget discussions in Congress and operational uncertainties within the funding agencies. At this point in time, we have no indication that any of these projects will be funded this fiscal year or the next budget cycle.  We will continue to pursue opportunities for the deployment of our PinPoint™ product as opportunities develop. With these uncertainties and our ability to manage with limited cash resources during 2012, we have focused on the marketing and sale of our healthcare products, as better discussed below.

Healthcare Technology Solutions - Signature Mapping™

In an effort to expand upon the use of our core technology 3i™ “intelligent imaging informatics,” we have modified our threat detection algorithms and quantitative imaging capabilities for use in the imaging field of diagnostic radiology and pathology.  The technology is called Signature Mapping™.  Our Signature Mapping™ platform technology represents the technological basis upon which our computer vision diagnostic radiology and pathology applications are being developed.  Any Signature Mapping™ product introduced in the United States may be subject to Food and Drug Administration (“FDA”) review and approval, including with regard to its safety and effectiveness before we may begin marketing and selling any such product in the U.S. Such approval may require us to obtain extensive data from clinical studies to demonstrate such safety or effectiveness.  Within the international markets the regulatory requirements differ, specifically in South Africa, where we have been testing our TBDx™ application for the detection of tuberculosis by analyzing digital images of auramine stained sputum slides captured through a photo microscopy system.  There may be similar regulatory requirements in foreign countries in which we seek to market and sell our healthcare CAD products.  As of the date of this report, we have developed and continue to develop two TB diagnostic products, TBDx™ and TBDxV™ and our SMDS™ product, an automated hardware-software laboratory solution.

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

TBDx™ - TBDxV™

The Company has developed two computer vision diagnostic products for tuberculosis.

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

•

Signature Mapping TBDx™ Visualization (“TBDxV™”), the precursor to TBDx™, is a fully automated tuberculosis visualization technology that has a 200-slide capacity auto-loader that delivers individual slides to a microscope and collects the desired number of fields of view from each stained tuberculosis sputum slide. Fields of view will be presented to the microscopist on a workstation monitor thereby alleviating the tedious and error prone diagnosis using a microscope, and will assist microscopists in decision making on the most difficult cases through the visualization tools and digital imagery to improve diagnostic accuracy. The visualization tools are applicable to both Auramine-O and Ziehl-Neelsen staining processes.

Both TBDx™ and TBDxV™ address the approximately 52 million diagnostic slides analyzed by clinical lab technicians each year, and are targeted to government and private institutions that diagnose tuberculosis patients.  India processes more TB diagnostic cases than anywhere in the world and the workload has overwhelmed the country's laboratory resources.  The Company is working closely with the Indian government and private organizations regarding our TBDx™ diagnostic system for the migration to the Ziehl-Neelsen staining process, with a belief that we can further enhance their TB diagnostics productivity after clinical trials are complete and other government clearances are received.

Radiology:  BCDx™

The Company is adding vision to breast cancer diagnosis by developing a radiological suite of products, a breast cancer detection solution to be known as Signature Mapping™ Breast Cancer Detection (“BCDx™”). Within the U.S. the annual estimates of breast cancer diagnostic activity are: 35 million mammograms performed; 1.5 million biopsies performed; 87% of biopsies return a negative finding (mammogram ‘false positive’); 200,000 confirmed cancer cases; and immeasurable emotional, mental, and physical pain for the individuals and families of biopsy patients.  The 1.3 million biopsies undertaken that resulted in negative findings can be directly attributed to an inability to resolve areas of concern due to the limited information provided in the mammography images.  In addition, approximately 10% of cancerous lesions are missed – partly due to dense tissue obscuring the cancer or the appearance of cancer having common characteristics with the appearance of normal tissue.  The goal of BCDx™ is to deliver sophisticated image analysis processes that provide enhanced visualization capabilities and automated detection algorithms to help prevent unnecessary biopsies, while flagging previously unseen lesions for additional review.

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

Recent Developments - Signature Mapping™

On March 28, 2012, the Company held a demonstration of TBDx™ at the National Health Laboratory Services (“NHLS”) in Johannesburg, South Africa. The attendees included Dr. Michael Kimerling, Senior Program Officer in Tuberculosis for the Bill & Melinda Gates Foundation, Dr. Ishmail, Director of the Center for Tuberculosis (National Institute for Infectious Diseases), and Dave Clark, Deputy-CEO of The Aurum Institute. The demonstration was at the request of Dr. Kimerling following a presentation he attended at the 2012 Conference on Retrovirals and other Opportunistic Infections (“CROI”) where results of our TBDx™ clinical trial were presented.  Dr. Kimerling was especially interested in the results of our recent internal testing and a presentation illustrating the per-positive case cost advantages of using TBDx™.

On March 8, 2012, Dr. Gavin Churchyard, CEO of The Aurum Institute presented the first summary analysis of our initial clinical evaluation of TBDx™ conducted in South Africa, at the 2012 Conference on Retrovirals and other Opportunistic Infections held in Seattle, Washington. The presentation entitled “Automated AFB Microscopy Substantially Reduces Microscopists Work Load” was followed by a panel discussion on our technology and infectious diseases. The TBDx™ presentation was focused on the productivity gains to be realized as a result of automating smear microscopy and using detection algorithms to diagnose patient sputum specimens.  TBDx™ automated detection increases the sensitivity of smear microscopy while reducing the reliance on human visual inspection.  In a single laboratory shift, TBDx™ can handle the diagnostic workload of four microscopists while reducing errors that normally occur due to human factors.  In a global environment of increasing growth in TB diagnostic needs to maintain status quo, resource challenged countries will need less capital investment to build new laboratories, with less stress on the human resource requirements for hiring, training and retaining laboratory technicians.

On February 4, 2012, Dr. Fleming Lure, VP for Signature Mapping, presented an abstract at the SPIE Medical Imaging Conference in San Diego, CA.  SPIE is an international society for optics and photonics.  The abstract presented by Dr. Lure is entitled “Automated Detection Of Tuberculosis On Sputum Smeared Slides Using Stepwise Classification.”

Principal Offices

The Company entered into a lease on April 13, 2010 for approximately 3,269 square feet of office space, for a monthly lease payment of $5,585.  The lease initially expired on April 30, 2011, was extended to October 31, 2011, and subsequently to January 31, 2012.  Although the extension did not contain a renewal option, the landlord agreed to a one year lease effective February 1, 2012, for a monthly lease payment of $5,764, and expires on January 31, 2013. The security deposit for the lease remains at $11,122. The Company’s principal offices are located at 250 Exchange Place, Suite H, Herndon, Virginia 20170. Our telephone number at such address is (703) 464-5495.

CONSOLIDATED RESULTS OF OPERATIONS

Results of Operations

Three months Ended March 31, 2012 Compared to the Three months Ended March 31, 2011

The following analysis reflects the condensed consolidated results of operations of the Company and its subsidiaries.

Net Revenues.  There were no revenues for the three month period ended March 31, 2012, and the same period in 2011.

Cost of Sales.  There was no cost of sales for the three months ended March 31, 2012, and the same period in 2011.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended March 31, 2012 of $521,152, decreased by $343,841 (39.8%), as compared to $864,993 for the same period in 2011. The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the three-month period.

	Three Months Ended March 31
	2012	2011	$ Change	% Change

Payroll and related costs	$ 265,987	$ 349,987	$ (84,000)	(24.0)
Professional fees	177,302	131,306	45,996	35.0
Research and development costs	18,012	34,151	(16,139)	(47.3)
Other operating expenses	34,337	65,777	(31,440)	(47.8)
Depreciation and amortization	24,681	24,151	530	2.2
Stock-based compensation	833	259,621	(258,788)	(99.7)
Total	$ 521,152	$ 864,993	$ (343,841)	(39.8)

Payroll and related costs, which includes salaries, commissions, taxes and benefits, decreased $84,000 (24.0%), due to two employees being on a leave of absence effective April 1, 2011 and cancellation of some employee benefits. The Company currently employs six full-time and one part-time employee, compared to seven full-time and two part-time employees for the same period in 2011.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees increased for the three months ended March 31, 2012 versus the same period last year by $45,996 (35.0%) due to: (i) an increase in legal fees of $76,939 for services related to financing activities not incurred during the same period in 2011, offset by lower fees for SEC compliance reporting, (ii) decrease in general consultants of $17,083, (iii) a decrease in accounting services by $12,000 representing audit fees incurred during April 2012 and not during the same period last year, and (iv) a net decrease of $1,860 for various miscellaneous services and fees.

Research and development (“R&D”) costs decreased for the three months ended March 31, 2012, compared to the same period last year by $16,139 (47.3%), due to decreased R&D activities for Signature Mapping TBDx™ and TBDxV™ projects.

Other operating expenses decreased by $31,440 (47.8%) to $34,337 for the three months ended March 31, 2012 as compared to $65,777 for the same period in 2011.  The decrease is attributed lower travel costs of $3,064, reduced administrative expenses by $5,058, and $23,318 in not renewing various business insurance policies.

Depreciation and amortization expense in selling, general, and administrative for the three months ended March 31, 2012, is $24,681, compared to the same period for 2011 of $24,151, or an increase of $530 (2.2%).

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee members of our Board of Directors, and consultants in lieu of cash compensation. During the three months ended March 31, 2012, the Company did not recognize an expense associated with employees and directors stock-based compensation, and recognized $833 of consulting expense. During the same period of 2011, the Company recognized stock-based compensation expense for employees and directors of $129,969 and consultants of $129,652. The decrease in stock-based compensation for employees and non-employee directors of $129,969 (100.0%) is due to no issuance of incentive stock options to: (i) employees in 2010 or 2011, whereas stock options were issued to employees during prior years and amortized over the two year vesting period, and (ii) non-employee directors during 2011, whereas such stock options were issued in 2010 and amortized over the one year vesting period.  Stock-based compensation expense for consultants decreased $128,819 (99.4%) during 2012 as a result of reduced use of stock-based compensation versus cash compensation for consultants.

Employee stock option expense in 2012 and 2011 represents the amortization of the Black-Scholes fair value as outlined above in accordance with ASC 718-10. ASC 718-10 requires the recognition of all share-based payments to employees or to non-employee directors, as compensation for service on the Board of Directors, as compensation expense in the consolidated financial statements. The amount of compensation is measured based on the estimated fair values of such stock-based payments on their grant dates, and is amortized over the estimated service period to vesting.  Consulting expense for stock-based payments to consultants is based on the fair value of the stock-based compensation at inception and amortized over the estimated service period but, in accordance with ASC 505-50, is remeasured on each reporting date until the performance commitment is complete.

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income and expense. Other expense for the three months ended March 31, 2012 was $94,584 compared to other income of $1,012,923 for the same period last year, for a net decrease in other income of $1,107,507 (109.3%).

There was no interest income from interest bearing accounts for the three months ended March 31, 2012, or for the same period in 2011, due to low average daily cash balances in interest bearing accounts during the periods.

For the three months ended March 31, 2012, the Company had other non-operating expense of $94,584, compared to $1,012,923 for the same period in 2011, or a decrease in other non-operating income of $1,107,507 (109.3%).  The components of the first quarter of 2012 and the variances to the same period in 2011 include: (i) financing costs in 2012 of $2,250 for placement agent commission related to the 2012 promissory notes versus no such expense in 2011, (ii) debt discount amortization costs in 2012 of $9,836 versus no expense in 2011, (iii) interest expense for 2012 of $14,970 as a result of the October 2011 through January 2012 short-term promissory notes, whereby no such expense during the same period in 2011, (iv) an expense of $67,528 in 2012 for the revaluation of beneficial conversion feature of the outstanding debentures, compared to income in 2011 of $1,012,923, or a decrease in non-operating income of $1,080,451 (106.7%). Non-cash non-operating expense included above for the three months ended March 31, 2012 was $77,364, compared to non-operating income for the same period in 2011 of $1,012,923.

Net Income (Loss) and Net Income (Loss) per Common Share.  Net loss for the three months ended March 31, 2012 was $615,736, compared to net income for the same period in 2011 of $147,930, for an increase in net loss of $763,666 (516.2%). Net income (loss) for the Company per common share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of shares outstanding. Net income (loss) per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from contingently issuable shares (i.e. common stock purchase warrants and stock options issued and outstanding).

Reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three Months Ended March 31
	2012	2011
Numerator:
Net income (loss)	$ (615,736)	$ 147,930

Denominator:
Weighted average common shares outstanding - basic	90,924,230	83,578,915
Weighted average common shares outstanding - diluted	141,522,785	137,765,021

Net income (loss) per common share:
Basic	($0.01)	$0.00
Diluted	$0.00	$0.00

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Three Months Ended March 31
Category	2012	2011

Net cash provided (used) in operating activities	$ (126,250)	$ (224,540)
Net cash provided (used) in investing activities	(475)	(4,870)
Net cash provided by financing activities	125,000	312,300
Effect of exchange rates on cash and cash equivalents	-	-

Net increase (decrease) in cash	$ (1,725)	$ 82,890

Net Cash Used in Operations

Net cash used in operating activities for the three months ended March 31, 2012, was $126,250, compared with net cash used in operating activities of $224,540 during the same period for 2011, or a decrease in the use of cash for operating activities of $98,290 (43.8%). The decrease in the use of cash is due to: (i) lower operating costs of $68,364 (11.8%), including but not limited to a decrease in selling, general and administrative costs (other than depreciation and amortization, and stock based compensation) of $85,583 (14.7%), and an increase in net non-operating expense (other than noncash items) of $17,219 (100.0%); and (ii) offset by a net decrease in components of operating assets and liabilities of $29,926 (8.4%).

Net Cash Used in Investing Activities

Net cash used in investing activities of $475 was for the costs of patent applications for the three months ended March 31, 2012. This compares with net cash used for the same activities of $4,870 for same period in 2011, or a decrease of $4,395, or 90.2%. The net decrease is comprised of lower equipment costs for the TBDx™ project of $4,870, and an increase in patent costs of $475. The Company anticipates it will incur equipment costs during the current fiscal year ending December 31, 2012, as we design add-on features that extend our current products into other areas, and ongoing patent costs related to further protection of our PinPoint™ and Signature Mapping™ products.

Net Cash Provided by Financing Activities

Net proceeds from financing activities were $125,000 for the three months ended March 31, 2012, compared with $312,300 for the same period in 2011, or a decrease of $187,300 (60.0%). Of the 2012 net proceeds from financing activities, $25,000 (20.0%) was from the issuance of a new equity financing, and $100,000 (80.0%) from the issuance of short-term promissory note. The decrease in the net cash provided by financing activities is due to (i) a decrease in use of funds of $20,700 to reduce short-term note payable to an executive of the Company, (ii) an increase in funds of $100,000 from short-term notes payable, and (iii) a decrease of $308,000 from the issuance of new equity financings. Management is seeking, and expects to continue to seek to raise additional capital through equity or debt financings or bank borrowings, including through one or more equity or debt financings or bank borrowings to fund its operations, repay or repurchase its debentures, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

Cash and Cash Equivalents

Our cash and cash equivalents decreased during the three months ended March 31, 2012 by $1,725, compared to an increase in cash and cash equivalents during the same period in 2011 of $82,890.  As outlined above, the decrease in cash and cash equivalents for the current period in 2012 was the result of; (i) cash used in operating activities of $126,250, (ii) cash used for patent costs of $475, and (iii) an increase in cash by $125,000 from financing activities. The net change in cash and cash equivalents for the three months ended March 31, 2012, as compared to the same period in 2011, was $84,615 (102.1%), and is the result of (i) a decrease in cash used in operating activities of $98,290 (43.8%), (ii) a decrease from the net purchase of equipment and patent costs of $4,395 (90.2%), and (iii) an offset by a reduction in financing activities of $187,300 (60.0%).

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

	(unaudited)
Category	March 31, 2012	December 31, 2011

Cash and cash equivalents	$ 4,765	$ 6,490

Current assets	7,375	9,100
Current liabilities	10,820,406	10,432,552
Working capital (deficit)	$ (10,813,031)	$ (10,423,452)

As of March 31, 2012, the Company had a working capital deficit of $10,813,031, compared to $10,423,452 at December 31, 2011, or an increase in working capital deficit of $389,579 (3.7%). As of March 31, 2012, the Company had cash and cash equivalents of $4,765, as compared to $6,490 on December 31, 2011. The decrease in cash and current assets of $1,725 is the net result of our operating, investing and financing activities outlined above. For 2012, current liabilities increased $387,854 (3.7%), with specific decreases in liabilities of $170,417, including (i) $70,417 for conversion of accrued wages for stock, (iii) $100,000 for conversion of accounts payable for stock, and specific increases in current liabilities of $558,271, including: (i) $14,970 in accrued interest, (ii) $67,528 for derivative liabilities due to the revaluation of the beneficial conversion feature of the outstanding debentures, (iii) $93,876 in trade and accrued payables, (iv) $104,136 short-term note payable, net of debt discount, and (v) $277,761 for the continued accrual of unpaid wages and related expenses for all employees.

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

Recent Financing Arrangements

2012 Short-Term Promissory Notes

In January 2012, the Company issued two promissory notes to accredited investors in the aggregate principal amount of $100,000 ($97,750, net of accrued commissions and expenses in the amount of $2,250), of which $50,000 matures on November 19, 2012, and $50,000 mature on January 24, 2013.  The short-term notes also accrue interest at a rate of 12% per annum.  The Company also issued to the note holders an aggregate of 60,000 shares of common stock. The relative fair value of the common stock of $5,700 will be amortized over the term of the notes.  The notes are under the same terms and conditions as the 2011 short-term promissory notes, except the maturity date for one of the notes is ten months.

Other Liabilities

2011 Short-Term Promissory Notes

During the October and November 2011, the Company issued twelve-month promissory notes to accredited investors in the aggregate principal amount of $400,000. The notes accrue interest at a rate of 12% per annum. $300,000 of the notes matures on October 24, 2012, and $100,000 mature on November 9, 2012. The Company also issued to the note holders an aggregate of 400,000 shares of common stock.  The relative fair value of the common stock of $34,700 will be amortized over the term of the notes.  The Company also issued 250,000 shares of common stock as compensation in connection with the financing for a fair value of $25,000. The notes may be prepaid in whole or in part at any time without premium or penalty, with all prepayments first applied to accrued interest, and then to principal payments. An event of default may occur under the notes if (i) the Company’s failure to pay when due any principal or interest under the note, (ii) the material violation by the Company of any representation, warranty, covenant or agreement contained in the note, (iii) an assignment for the benefit of creditors by the Company, (iv) the application for the appointment of a receiver or liquidator for the Company or the property of the Company, or (v) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors with respect to or by the Company; provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within thirty (30) days of the date of such petition.  If an event of default occurs under the note, the note shall be in default immediately and without any notice, and the entire unpaid principal sum of the Note, together with any accrued interest, shall at the option of the holder thereof become immediately due and payable in full, in accordance with the terms of the note. Upon the occurrence of an event of default, the Company agrees to pay reasonable collection or enforcement costs and expenses, including reasonable attorneys’ fees and interest from the date of the default at the rate of ten percent (10%) per annum computed on the unpaid principal balance.

2006 through 2011 Short-Term Promissory Notes, Related Party

On April 21, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, our Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned the Company $200,000. The Company issued a non-negotiable promissory note, dated effective April 21, 2006, to Mr. Trudnak in the principal amount of $200,000. The note is unsecured, non-negotiable and non-interest bearing. The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default. The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum. The note is not assignable by Mr. Trudnak without our prior consent. The Company may prepay the note in whole or in part upon ten days notice. On October 21, 2006, Mr. Trudnak extended the due date of the loan to December 31, 2006. Subsequently, on October 3 and October 18, 2006, Mr. Trudnak loaned the Company $102,000 and $100,000, respectively, on substantially the same terms as the April 21, 2006 loan, except that each loan is due six months after the date thereof. Accordingly, following such additional loans, the Company owed an aggregate of approximately $402,000 to Mr. Trudnak. On November 10, 2006, Mr. Trudnak extended the due dates of such loans to May 31, 2007, except that $100,000 of the April 21, 2006, loan becomes due upon the Company raising $2,500,000 in financing after November 6, 2006, and the remaining amount of $202,000 of such loans become due upon the Company raising an aggregate of $5,000,000 in financing after November 6, 2006, and prior to May 31, 2007. Following the first closing of our Debenture and Series D Warrant financing on November 8, 2006, the Company repaid $100,000 on November 20, 2006, in principal amount of the April 1, 2006 loan, and paid an additional $100,000 to Mr. Trudnak on April 17, 2007 upon the second closing of our Debenture and Series D Warrant financing. On May 31, 2007, Mr. Trudnak extended the due dates of the remaining loans to May 31, 2008. Although, the anticipated payment of $202,000 had not been made, and Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008, and $5,000 on September 14, 2011, for cumulative loans of $231,000.  The maturity date of the outstanding loans was extended to May 31, 2009, then to May 31, 2010 and June 30, 2011, and subsequently to December 31, 2011. On December 31, 2011, the outstanding loans were extended to June 30, 2012. The Company repaid an aggregate of $108,900 of the notes during 2010, and repaid an aggregate of $33,100 during 2011, resulting in an outstanding balance at March 31, 2012 of $89,000. The terms of the above transaction were reviewed and approved by the Company’s audit committee and by the independent members of our Board of Directors.

2006 and 2007 Series A Debentures (as Amended on October 15, 2010) and Series D Common Stock Purchase Warrants

Under a securities purchase agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock.  On November 8, 2006, the Company issued to the institutional investors an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants.  On April 12, 2007, the Company issued an additional $2,575,000 in principal amount of the Series A Debentures, which followed the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants.  The Company allocated proceeds from each closing to the embedded conversion features of the Series A Debentures and

Series D Warrants that were recognizable as a liability under generally accepted accounting principles.  We also issued at the first closing an aggregate of 623,520 common stock purchase warrants to the placement agent as compensation in the offering, which were upon terms substantially similar to the Series D Warrants. One-half of the Series D Warrants (2,226,854 warrants) and the placement agent warrants (311,760 warrants) became exercisable on November 8, 2006. The remaining one-half of the Series D Warrants (2,226,855 warrants) and the placement agent warrants (311,760 warrants) became exercisable on April 12, 2007 and expire on April 12, 2012. The Series D Warrants and the placement agent’s warrants may be exercised via a cashless exercise if certain conditions are met. Due to milestone-related adjustments, the initial exercise price of $1.15634 may be reset and the maximum number of shares to be issued under the debentures was indeterminable as of December 31, 2007. The Company considered ASC 815-40 (formerly EITF 00-19, relating to the provisions for Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock), and concluded that there were insufficient shares to share settle the contracts.  On April 1, 2007, due to the milestone-related provisions, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants were reset to a price $0.7453 per share, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008.  As a result of a June 2009 financing in which the Company issued shares of common stock and warrants, the conversion price of our debentures and the exercise price of the Series D Warrants was adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the Series D Warrants (including the warrants the Company issued to the placement agent in the financing) were increased by an aggregate of 2,677,417 Series D warrants.  On July 10, 2007, a debenture holder exercised 864,798 Series D Warrants for 864,798 shares of common stock, and 914,798 warrants were exercised during 2010 under the cashless provision for 420,166 shares of common stock. On November 8, 2011, an aggregate of 2,962,527 Series D Warrants expired.  Our outstanding Series A 10% Convertible Debentures originally became due on November 7, 2008. On October 15, 2010, we entered into an agreement with our two remaining Series A Convertible Debenture holders to extend the maturity date of the debentures to June 30, 2011, and the outstanding amount of $1,688,205 was not paid. As of March 31, 2012, an aggregate of $3,461,795 in principal amount of the Series A Debentures have been converted into 8,730,037 shares of common stock, an aggregate of $663,043 in interest amount have been converted into 2,675,576 shares of common stock, and an aggregate of 1,779,596 Series D Warrants have been exercised resulting in the issuance of 1,284,964 shares of common stock. Accordingly, as of March 31, 2012, an aggregate of $1,688,205 of principal amount of the debentures remain unconverted, and 3,012,523 Series D Warrants remain unexercised. Proceeds of the two offerings were used for the purpose of hiring new personnel, research and development, registration expenses, for general working capital purposes, and repaying $200,000 in loans made to us by Mr. Michael W. Trudnak, our Chairman and CEO.

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

Also under the Debenture amendment agreement, the Debenture holders agreed, commencing March 3, 2011, that the Company may force a conversion of the Debentures.  There were no conversions of our debentures during the 2012.  Such a forced conversion may only be effected once every 90 days and the ability of the Company to force any such conversion is subject to certain equity conditions, which conditions were amended under the terms of the Debenture Amendment Agreement in accordance with the following:

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

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of March 31, 2012 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

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

As outlined above, the Series D Warrants and placement agent warrants are exercisable at the same price as the conversion price of the debentures. If certain milestones are not met, the exercise price of such warrants may be reset. Also, the exercise price may be adjusted under anti-dilution and other price reset provisions contained in the warrants. The warrants initial exercise price of $1.15634 was reset to $0.7453 on April 1, 2007, due to the milestone-related provisions, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008. As a result of a June 2009 financing, in which the Company issued shares of common stock and warrants below the then current exercise price of the Series D Warrants, the exercise price of the outstanding Series D Warrants and placement agent warrants were adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the outstanding Series D Warrants and the placement agent warrants, issued under the Debenture agreement, were increased to an aggregate of 6,889,848 shares. During 2010, 914,798 Series D Warrants were exercised under the cashless provision, and on November 8, 2011, an aggregate of 2,962,527 of the Series D Warrants and placement agent warrants expired. As of March 31, 2012, an aggregate of 3,012,523 of the Series D Warrants and placement agent warrants remain unexercised.

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

Midtown Partners & Co., LLC acted as placement agent for the financing pursuant to the terms of a Placement Agent Agreement, dated July 14, 2006, between us and Midtown. At the first closing, we paid or issued the following compensation to Midtown for its services as placement agent in connection with the offering: (i) sales commissions in the amount of $180,250; (ii) non-accountable expense reimbursement and legal fees of $30,000 of which $10,000 was paid prior to closing, (iii) placement agent’s warrants to purchase an aggregate of 623,520 shares (one half of the placement agent warrants were exercisable on November 6, 2006 and the remaining one-half became exercisable on April 12, 2007). The second closing took place on April 12, 2007, at which time we paid the following compensation to Midtown for its services as placement agent in connection with the offering: (i) sales commissions in the amount of $180,250; (ii) non-accountable expense reimbursement and legal fees equal to 1% of the second closing or $25,750, (iii) the placement agent’s warrants to purchase an aggregate of 311,760 shares (the remaining one-half of the placement agent’s warrants). The Midtown placement agent’s warrants were initially exercisable at a price of $1.15634 per share for a period of five years from the date they become exercisable, the exercise price was reset as disclosed above for the convertible debentures, contain a piggyback registration right, a cashless exercise provision and are substantially identical to the warrants issued to purchasers in the Debenture and Warrant offering. As a result of the June 2009 financing, the exercise price of the placement agent’s warrants were adjusted under the anti-dilution provisions of such warrants to a price of $0.25 per share and the number of shares underlying the placement agent’s warrants would be increased to an aggregate of 1,019,828 shares. On November 8, 2011, an aggregate of 509,914 of the placement agent warrants expired. As of March 31, 2012, an aggregate of 509,914 of the placement agent warrants remain unexercised.

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

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current of future effect upon our financial condition or results of operations as of March 31, 2012 and December 31, 2011.

Financial Condition, Going Concern Uncertainties and Events of Default

During the three months ended March 31, 2012, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Our independent registered public accounting firm’s report on the consolidated financial statements included herein, and in our annual report on Form 10-K for the year ended December 31, 2011, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

As of March 31, 2012, we have outstanding trade and accrued payables of $1,350,280, other accrued liabilities of $23,392, and accrued salaries and related expenses due to our employees and management of $6,518,698. Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $89,000, and $500,000 short-tern notes from three investors.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of March 31, 2012 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so.  The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

In January 2012, the Company issued two promissory notes to accredited investors in the aggregate principal amount of $100,000 ($97,750, net of accrued commissions and expenses in the amount of $2,250), of which $50,000 matures on November 19, 2012, and $50,000 mature on January 24, 2013.  The short-term notes accrue interest at a rate of 12% per annum.  The Company also issued to the note holders an aggregate of 60,000 shares of common stock. On March 15, 2012, we received $25,000 from an accredited investor, and issued an aggregate of 100,000 shares of common stock and 300,000 Class Q Warrants. The Class Q Warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions.  The warrants expire three years after the date of issuance.

As of March 31, 2012, we had a cash balance of $4,765.  Subsequently and through May 18, 2012, we issued promissory notes to three accredited investors in the aggregate principal amount of $35,000 ($34,550, net of accrued commissions and expenses in the amount of $450); the notes accrue interest at a rate of 12% per annum, and the Company issued an aggregate of 60,000 shares of common stock to the note holders, and 1,800 shares to the placement agent in lieu of the cash compensation. Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities.  Currently, we are spending or incurring (and accruing) expenses of approximately $220,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees.  Management believes that we will require an aggregate of approximately $2,640,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.  This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

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

During the three months ended March 31, 2012, our total stockholders’ deficit increased by $413,785 to $10,239,592, and our consolidated net loss for the period was $615,736. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

Significant Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented.  For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  Except as disclosed in Note 2 of our 2011 Form 10-K, there have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the three-month period ended March 31, 2012.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. There were no international revenues subject to such market risks during the three-month period ended March 31, 2012. International activities were mostly from our Signature Mapping™ revenue opportunities in South Africa and India. Therefore, we may be exposed to foreign exchange rate fluctuations as the Company continues to pursue the revenue opportunities outside the United States. As exchange rates vary, results when translated may vary from expectations and adversely impact overall expected profitability. As of March 31, 2012, the Company’s foreign currency exposure is related to accounts payable trade in the amount of $30,371.

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

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below (which reflect changes to certain of the risk factors we disclosed in our 2011 Form 10-K) and other information contained in this Report in deciding whether to invest in our common stock, as well as certain  risk factors set forth under Part I, Item 1A of our 2011 Form 10-K.  Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our company.  If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.  In such case, the trading price of our common stock could decline, and you could lose a part of your investment.

Risks Related to Our Company and Our Operations

We have incurred substantial debt which could affect our ability to obtain additional financing and may increase our vulnerability to business downturns. We were unable to repay our Series A Debentures when they become due.

As of March 31, 2012, the aggregate principal under our outstanding Series A Debentures was $1,688,205, which matured on June 30, 2011.  We have outstanding trade and accrued payables of $1,350,280, other accrued liabilities of $23,392, and accrued salaries and related expenses due to our employees and management of $6,518,698. Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $89,000, and $500,000 short-tern notes from three investors.  Subsequently through the date of this report, we issued additional short-term notes in an aggregate of $35,000. We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the outstanding principal in the event the debenture holders make a demand for payment; it may be more expensive and difficult to obtain additional financing; and we are more vulnerable to economic downturns.

We did not make timely payment of outstanding principal when due under our Series A Debentures, and failure to make such payment is an event of default under the debentures.  We have insufficient cash resources to repay the amounts due to our debenture holders.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of March 31, 2012 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

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

During the three months ended March 31, 2012, our total stockholders’ deficit increased by $413,785 to $10,239,592, and our consolidated net loss for the period was $615,736. Our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception. Although we have obtained cash from certain financings, we continue to have outstanding loans from our chief executive officer of approximately $89,000, accrued and unpaid salaries of our executive officers in the amount of $2,870,563 and to other employees of $3,124,472, and outstanding accounts payable to a consultant/director of the Company in the amount of $543,924.  The Company’s insolvency continues to increase the uncertainties related to its continued existence.  Also, in the event we are unable to pay our employees, we may continue to experience further employee attrition which could materially adversely affect our business and operations, including our ongoing research and development activities.  As of March 31, 2102, we employed six full-time employees, and one part-time employee.  We also have seven employees that are on a temporary leave of absence, and their return is uncertain.

Dilutive effect of conversion of Series A Senior Convertible Debentures, exercise of Series D Warrants and Midtown placement agent’s warrants, and other warrants.

Under a securities purchase agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock.  On November 8, 2006, the Company issued to the institutional investors an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants.  On April 12, 2007, the Company issued an additional $2,575,000 in principal amount of the Series A Debentures, which followed the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants.  The Company allocated proceeds from each closing to the embedded conversion features of the Series A Debentures and Series D Warrants that were recognizable as a liability under generally accepted accounting principles.  We also issued at the first closing an aggregate of 623,520 common stock purchase warrants to the placement agent as compensation in the offering, which were upon terms substantially similar to the Series D Warrants. One-half of the Series D Warrants (2,226,854 warrants) and the placement agent warrants (311,760 warrants) became exercisable on November 8, 2006. The remaining one-half of the Series D Warrants (2,226,855 warrants) and the placement agent warrants (311,760 warrants) became exercisable on April 12, 2007 and expire on April 12, 2012. The Series D Warrants and the placement agent’s warrants may be exercised via a cashless exercise if certain conditions are met. Due to milestone-related adjustments, the initial exercise price of $1.15634 may be reset and the maximum number of shares to be issued under the debentures was indeterminable as of December 31, 2007. The Company considered ASC 815-40 (formerly EITF 00-19, relating to the provisions for Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock), and concluded that there were insufficient shares to share settle the contracts.  On April 1, 2007, due to the milestone-related provisions, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants were reset to a price $0.7453 per share, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008.  As a result of a June 2009 financing in which the Company issued shares of common stock and warrants, the conversion price of our debentures and the exercise price of the Series D Warrants was adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the Series D Warrants (including the warrants the Company issued to the placement agent in the financing) were increased by an aggregate of 2,677,417 Series D warrants.  On July 10, 2007, a debenture holder exercised 864,798 Series D Warrants for 864,798 shares of common stock, and 914,798 warrants were exercised during 2010 under the cashless provision for 420,166 shares of common stock. On November 8, 2011, an aggregate of 2,962,527 Series D Warrants expired.  Our outstanding Series A 10% Convertible Debentures originally became due on November 7, 2008. On October 15, 2010, we entered into an agreement with our two remaining Series A Convertible Debenture holders to extend the maturity date of the debentures to June 30, 2011, and the outstanding amount of $1,688,205 was not paid. As of March 31, 2012, an aggregate of $3,461,795 in principal amount of the Series A Debentures have been converted into 8,730,037 shares of common stock, an aggregate of $663,043 in interest amount have been converted into 2,675,576 shares of common stock, and an aggregate of 1,779,596 Series D Warrants have been exercised resulting in the issuance of 1,284,964 shares of common stock. Accordingly, as of March 31, 2012, an aggregate of $1,688,205 of principal amount of the debentures remain unconverted, and 2,502,609 Series D Warrants remain unexercised. Proceeds of the two offerings were used for the purpose of hiring new personnel, research and development, registration expenses, for general working capital purposes, and repaying $200,000 in loans made to us by Mr. Michael W. Trudnak, our Chairman and CEO.

As of March 31, 2012, approximately 15,246,929 warrants (including the warrants exercisable by the debenture holders) may be exercised pursuant to the cashless exercise provisions of such warrants, which may be subsequently resold as “restricted securities” under the provisions of Rule 144 under the Securities Act.  Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.

Our lease expires in January 2013 and we may not be able to extend our existing lease or obtain a lease for new office space because of our financial condition and limited cash resources.

The Company’s office lease for our principal executive offices expired on October 31, 2011, and the lease was extended during the period of negotiations to establish a new lease.  The Company entered into a new lease for our existing principal executive offices in February 2012, and negotiated with the landlord to lease 3,269 square feet of office space at a monthly lease payment of $5,764, and the lease expires on January 31, 2013.  The lease does not contain a renewal provision, and due to our financial condition and limited cash, the Company may be not be able to renew the lease or obtain a lease for office space or on terms that are acceptable to us.

Our directors and named executive officers own a substantial percentage of our common stock.

As of May 18, 2012, our directors and executive officers beneficially owned approximately 23.2% of our shares of common stock. Accordingly, our directors, executive officers and a most highly compensated employee are entitled to cast an aggregate of 10,644,657 votes on matters submitted to our stockholders for a vote or approximately 11.5% of the total number of votes entitled to be cast at a meeting of our stockholders. These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders. These matters would include the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may discourage or prevent someone from acquiring our business.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 12, 2012, the Company issued promissory notes to accredited investors in the aggregate principal amount of $35,000. $25,000 matures on August 12, 2012 and $10,000 matures on April 12, 2013.  The short-term notes accrue interest at a rate of 12% per annum.  The Company also issued to the note holders an aggregate of 60,000 shares of common stock and 10,800 shares to the placement agent in lieu of the cash compensation. The common stock was issued in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law. We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension. Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance. Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense. We remeasured the default amount as of March 31, 2012 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

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

Date: May 18, 2012