Form 10-Q
period 2012-06-30
Applied Visual Sciences, Inc.
filed 2012-08-20
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

_______________________________

FORM 10-Q

(Mark One)

X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

At August 20 2012, the Registrant had 93,468,279 shares of Common Stock, $0.001 par value, were outstanding.

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

CONSOLIDATED RESULTS OF OPERATIONS

29

LIQUIDITY AND CAPITAL RESOURCES

32

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

40

ITEM 4.    CONTROLS AND PROCEDURES

40

PART II. OTHER INFORMATION

41

ITEM 1.     LEGAL PROCEEDINGS

41

ITEM 1A.  RISK FACTORS

41

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

43

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

43

ITEM 5.     OTHER INFORMATION

43

ITEM 6.     Index to EXHIBITS

43

SIGNATURES

45

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 219	$ 6,490
Prepaid expenses	1,335	2,610
Total current assets	1,554	9,100

Equipment, net	190,017	222,924

Other Assets
Other noncurrent assets	11,122	11,122
Intangible assets, net	347,618	363,599
Total assets	$ 550,311	$ 606,745

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 1,427,318	$ 1,356,404
Accrued wages and related	6,668,759	6,311,354
Other accrued liabilities	39,294	8,422
Notes payable and advances, related parties	89,000	89,000
Notes payable, net of discount	519,735	371,413
Convertible debentures	2,025,846	2,025,846
Derivative liabilities - embedded conversion feature of debentures	270,113	270,113
Total current liabilities	11,040,065	10,432,552

Stockholders' Equity (Deficit)
Convertible preferred stock, $0.20 par value; authorized 1,000,000 shares
Shares issued and outstanding at June 30, 2012 - none
Shares issued and outstanding at December 31, 2011 - none	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares
Shares issued and outstanding at June 30, 2012 - 93,393,279
Shares issued and outstanding at December 31, 2011 - 88,506,305	93,393	88,506
Additional paid-in capital	82,042,197	81,729,777
Accumulated comprehensive income	63,354	63,354
Deficit accumulated during operating stage	(92,323,180)	(91,707,444)
Deficit accumulated during development stage	(365,518)	-
Total stockholders' equity (deficit)	(10,489,754)	(9,825,807)
Total liabilities and stockholders' equity (deficit)	$ 550,311	$ 606,745

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
					Cumulative
					From
	Three Months Ended		Six Months Ended		April, 1, 2012
	June 30		June 30		(date of inception)
	2012	2011	2012	2011	June 30, 2012

Net revenues	$ -	$ 6,589	$ -	$ 6,589	$ -

Cost of sales	-	-	-	-	-

Gross profit	-	6,589	-	6,589	-

Selling, general and administrative	404,743	587,277	925,895	1,452,270	404,743

Operating loss	(404,743)	(580,688)	(925,895)	(1,445,681)	(404,743)

Other income (expense)	39,225	202,585	(55,359)	1,215,508	39,225

Net loss	$(365,518)	$(378,103)	$(981,254)	$(230,173)	$ (365,518)

Net loss per common share
Basic & Diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average common shares outstanding
Basic & Diluted	92,555,328	84,986,703	91,233,016	84,286,698

Other comprehensive income
Comprehensive income beg of period	$ 63,354	$ 63,354	$ 63,354	$ 63,354	$ 63,354
Cumulative translation adjustments	-	-	-	-	-

Comprehensive income end of period	$ 63,354	$ 63,354	$ 63,354	$ 63,354	$ 63,354

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative From
			April, 1, 2012
	Six Months Ended June 30		(date of inception)
	2012	2011	To June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (981,254)	$(230,173)	$ (365,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,363	48,408	24,682
Amortization of debt discounts	21,787	-	11,950
Stock-based compensation expense	11,125	346,092	10,292
Revaluation of derivative instrument expense (income)	-	(1,215,508)	(67,528)
Noncash broker compensation expense	2,700	-	2,700
Changes in operating assets and liabilities:			-
Decrease (increase) in accounts receivable	-	69,527	-
Increase in prepaid expenses	1,275	3,410	1,275
Increase in accounts payable	170,914	121,608	77,038
Increase in accrued wages and related	527,422	569,117	249,661
Increase in other accrued liabilities	30,872	-	15,902
Net cash flows used in operating activities	(165,796)	(287,519)	(39,546)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(5,970)	-
Investment in patents	(475)	(2,515)	-
Net cash flows used in investing activities	(475)	(8,485)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	25,000	333,000	-
Proceeds from short-term notes payable, net	135,000	-	35,000
Reduction of short-term notes payable, related party	-	(26,200)	-
Net cash flows provided by financing activities	160,000	306,800	35,000

Net increase (decrease) in cash and cash equivalents	(6,271)	10,796	(4,546)
Cash and cash equivalents at beginning of the period	6,490	4,874	4,765
Cash and cash equivalents at end of the period	$ 219	$ 15,670	$ 219

Supplemental disclosure of cash flow information:
Conversion of accounts payable and liability to common stock	$ 100,000	$ 242,650	$ -
Conversion of accrued wages to common stock	170,017	11,340	99,600
Conversion of accrued wages for exercise of stock options	-	80,065	-
Reclassification common stock previously subject to repurchase	-	98,946	-

See notes to condensed consolidated financial statements.

 Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)

Description of Business

Overview

Applied Visual Sciences, Inc. was incorporated under the name Guardian Technologies International, Inc., in the Commonwealth of Virginia in 1989 and reincorporated in State of Delaware in February 1996.  We changed our name to Applied Visual Sciences, Inc., on July 9, 2010.  The Company, previously an operating stage company, became a development stage company on April 1, 2012, the date of inception as a development stage company for financial reporting.  Applied Visual Sciences, Inc. and its subsidiaries are collectively referred to herein as the “Company,” “Applied Visual Sciences, Inc.,” “Applied Visual,” “us,” “we,” or “our.”

Applied Visual Sciences is a software technology company that designs and develops imaging informatics solutions for delivery to its target markets, aviation/homeland security and healthcare.  Our two product lines are offered through our two operating subsidiaries as follows: Guardian Technologies International, Inc. for aviation/homeland security products and Signature Mapping Medical Sciences, Inc., for healthcare products.

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

We may engage in one or more acquisitions of businesses that are complementary, and may form subsidiaries to operate within defined vertical markets.

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

 (2)

Basis of Presentation

The Company, previously an operating stage company, became a development stage company on April 1, 2012, the date of inception as a development stage company for financial reporting.  A development stage company, as defined by ASC-915-10 “Accounting and Reporting by Development Stage Enterprise”, is an entity that devotes substantially all of its efforts to establish a business and either of the following conditions exists: 1) the principal operations have not commenced, or 2) the principal operations have commenced, but there has been no significant revenue therefrom.

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

Summary of Significant Accounting Policies

The Company, previously an operating stage company, became a development stage company on April 1, 2012, the date of inception as a development stage company for financial reporting.  A development stage company, as defined by ASC-915-10 “Accounting and Reporting by Development Stage Enterprise”, is an entity that devotes substantially all of its efforts to establish a business and either of the following conditions exists: 1) the principal operations have not commenced, or 2) the principal operations have commenced, but there has been no significant revenue therefrom.

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

Segment Data and Related Information

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

The Company has two groups of products and services - Security (PinPoint™) and Healthcare (Signature Mapping™ Medical Computer Aided Detection (“Medical CAD”), and operates in three geographic markets. The Company has determined that as of the balance sheet date, it operates as a single operating unit since the two products make up a slight revenue stream to the Company.

The Company operates in North America, and Africa and Asia.  In general, revenues are attributed to the country in which the contract originates. There were no revenues for the six months ended June 30, 2012 and $6,589 for the same period in 2011.  Our product and service categories would include software licenses, research funding, maintenance support, and hardware. The Company continues to focus efforts in developing the Signature Mapping™ imaging technologies, while at the same time pursuing opportunities for our security product/services.

The following information represents software license activities, except for the revenue in 2011 of $6,589, which is for hardware activities.

Cumulative
From
	Three Months Ended		Six Months Ended		April, 1, 2012
GEOGRAPHIC DATA	June 30		June 30		(inception date)
	2012	2011	2012	2011	To June 30, 2012
Net revenues
The Americas	$ -	$ -	$ -	$ -	$ -
Africa and Asia	-	6,589	-	6,589	-
Total net revenue	$ -	$ 6,589	$ -	$ 6,589	$ -

Cost of sales
The Americas	$ -	$ -	$ -	$ -	$ -

Africa and Asia	-	-	-	-	-
Total cost of sales	$ -	$ -	$ -	$ -	$ -

Operating (loss)
The Americas	$(404,743)	$(587,277)	$(925,895)	$(1,452,270)	$ (404,743)
Africa and Asia	-	6,589	-	6,589	-
Total operating loss	$(404,743)	$ (580,688)	$(925,895)	$(1,445,681)	$ (404,743)

Depreciation and amortization
The Americas	$ 24,682	$ 24,151	$ 49,363	$ 48,408	$ 24,682
Africa and Asia	-	-	-	-	-
Total depreciation and amortz	$ 24,682	$ 24,151	$ 49,363	$ 48,408	$ 24,682

Total assets
The Americas			$ 550,311	$ 654,685
Africa and Asia			-	-
Total assets			$ 550,311	$ 654,685

Long-lived assets, net
The Americas			$ 537,635	$ 612,022
Africa and Asia			-	-
Total long-lived assets, net			$ 537,635	$ 612,022

Long-lived assets, net: consists of software, goodwill, patents, property and equipment, and other noncurrent assets.

Stock-Based Compensation

The Company has two active equity compensation plans which include the Amended and Restated 2003 Stock Incentive Plan and the 2009 Stock Compensation Plan (collectively, the “Plans”). A total of 50,000,000 shares have been reserved for issuance under these Plans in the form of stock-based awards to employees, non-employee directors and outside consultants of the Company, of which 25,108,586 shares remain available for issuance thereunder as of June 30, 2012. The grant of awards under the Plans require approval by the Compensation Committee of the Board of Directors of the Company (or the Board of Directors, in the absence of such a committee) (the “Committee”), and the Committee is authorized under the Plans to take all actions that it determines to be necessary or appropriate in connection with the administration of the Plans.

The Company adopted the provisions of ASC 718-10, “Share-Based Payment” to account for its share-based payments. ASC 718-10 requires all share-based payments to employees, or to non-employee directors as compensation for service on the Board of Directors, to be recognized as compensation expense in the consolidated financial statements based on the estimated fair values of such options as calculated using the Black-Scholes model, and the related expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience within separate groups of employees. In accordance with ASC 718-10, the Company recognized total stock-based compensation expense for employees and non-employee members of the Board of Directors for the six months ended June 30, 2012 of $0, and $164,241 for the same period during 2011.

The Company accounts for stock options granted to non-employees in accordance with ASC 718-10 and ASC 505-50, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services.” ASC 505-50 establishes the measurement principles for transactions in which equity instruments are issued in exchange for the receipt of goods or services. The Company has relied upon the guidance provided under ASC 505-50 to determine the measurement date and the fair value re-measurement principles to be applied, and recognizes as an expense the estimated fair value of such options as calculated using the Black-Scholes model. The fair value is remeasured during the service period at each balance sheet date, and is amortized over the remaining service period to vesting for each option or the remaining term of the recipient’s contractual arrangement, whichever is shorter. The Company recognizes compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate. Total stock-based compensation expense for consultants during the six months ended June 30, 2012 and the same period in 2011 were $11,125 and $181,851, respectively.

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

Factors considered in granting stock options included: (i) the general policy during the past five, and in the foreseeable future, of not increasing base salaries of all employees, (ii) the performance of employees, (iii) the employees’ increasing responsibilities in a dynamic, and shrinking organization, and (iv) the accomplishments achieved by the Company during the prior year.  The 2003 Plan has been the principal method for our employees and executive officers to acquire equity interests in the Company. We believe that the annual aggregate value of these awards should be set near competitive median levels for comparable companies.  We may provide a greater portion of total compensation to our executives and employees through stock options given the general policy of not increasing base salaries in the foreseeable future. Our Compensation Committee administers the 2003 Plan based on the above factors, and the Committee approved the grant of stock options to all current employees, including its named executives, during 2007 through 2009 as an incentive for continued contributions in moving our product development efforts forward.  Stock options were not granted to employees, including its named executives, during 2012 and 2011, as the Company did not achieve the desired results during 2010 and 2011. Also, the Compensation Committee, based on management’s recommendation and discussions with the Committee, may grant stock options to new employees.  There were no stock options granted to new employees during the first six months of 2012, since there were no new employees hired during this period.

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

To exercise an option, the 2003 Plan participant, in accordance with the relevant option agreement, must provide the Company a written notice setting forth the number of options being exercised and their underlying shares, and tender an amount equal to the total exercise value of the options being exercised.  The right to purchase shares is cumulative so that once the right to purchase any shares has vested; those shares or any portion of those shares may be purchased at any time thereafter until the expiration or termination of the option.  ISOs and NQSOs that are not exercised in accordance with the terms and provisions of the stock option agreement, or as amended, will expire as to any then unexercised portion.  Stock options that expire, are cancelled, or forfeited will again become available for issuance under the 2003 Plan as described below.  The aggregate number of shares and the number of shares in an award (as well as the option price) may be adjusted if the outstanding shares of the Company are increased, decreased or exchanged through merger or other stock transaction.  The shares issued by the Company under the 2003 Plan may be either treasury shares or authorized but unissued shares as the Company’s board of directors or the Compensation Committee may determine from time to time.  Except as specifically provided in an option agreement, options granted under the 2003 Plan may not be sold, pledged, transferred or assigned in any way, except by will or by the laws of descent and distribution, and during the lifetime of a participant to whom the ISOs is granted, and the ISOs may only be exercised by the participant.

The Compensation Committee did not grant any stock options under the 2003 Plan during the six months ended June 30, 2012, and the Company has reserved under the plan 11,105,447 shares to be issued upon exercise of outstanding options, and 16,590,253 remain available for future awards. Compensation expense for stock options granted is recognized over the requisite service period, which is typically the period over which the stock-based compensation awards vest.

Stock Options Exercised under the 2003 Plan

There were no stock options granted during the first six months of 2012. During the same period in 2011, employees exercised an aggregate of 266,882 stock options using outstanding accrued wages that resulted in the aggregate issuance of 266,882 shares of common stock for a reduction in accrued wages of $80,065. Common stock was increased by $267 for the par value of the shares and paid-in capital increased by $79,798.

Summary of stock option activity under the 2003 Plan for the six months ended June 30, 2012 issued to employees, non-employee members of the Board of Directors and consultants is as follows:

Fiscal Year and Activity	Weighted- Average Exercise Price	Number of Options
Outstanding December 31, 2011	$ 0.32	14,788,489

Fiscal 2012 activity
Granted	-	-
Exercised	-	-
Cancelled	0.30	(3,683,042)
Outstanding June 30, 2012	0.33	11,105,447

Reserved for future issuance at June 30, 2012		16,590,253

The following table summarizes additional information about the 2003 Plan stock options outstanding at June 30, 2012:

Issued and Outstanding				Exercisable
Type of Option and Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Yrs)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Price
Nonqualified Stock Options $0.30 (1) (5)	850,000	1.5	$ 0.30	850,000	$ 0.30
Nonqualified Stock Options $0.30 (2) (5)	44,000	2.6	0.30	44,000	0.30
Incentive Stock Options $0.15 - $4.05 (3)	649,300	5.4	0.98	649,300	0.98
Incentive Stock Options $0.15 - $0.30 (4) (5)	9,562,147	5.3	0.29	9,562,147	0.29
Total	11,105,447	5.1	$ 0.32	11,105,447	$ 0.32

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

Non-qualified stock options may be granted pursuant to non-qualified stock option award agreements and certificates adopted by the Board, as amended by the Compensation Committee. The Compensation Committee determines the terms of each stock option granted under the 2009 Plan, including the number of shares covered by an option, exercise price and means of payment, the vesting and exercisability of the option, and restrictions on transfer and the term.  The exercise price of an option granted under the Plan may not be less than the fair market value on the date of option grant and may only be exercised at such times as may be specified by the Committee and provided for in an award agreement. The options expire on the earliest of ten years after the date of grant, 90 days after the death or disability of the recipient, immediately upon termination of employment or service other than by death or disability, or such date as the Compensation Committee determines. The Compensation Committee, in its sole discretion, may change by agreement the post-termination rights of a recipient, including accelerating the date or dates on which the option becomes vested and is exercisable following termination of employment or service, or extend the period.  Options granted under the plan may be exercised by delivering cash, a cashless exercise, or by delivering to us the proceeds of shares of our common stock issuable under an option.  Compensation expense for non-qualified stock options is recognized over the period they vest.

An award of restricted stock consists of a specified number of shares of our common stock that are, or may be, subject to restrictions, forfeiture conditions, and any other terms and conditions for periods determined by the Committee. The Compensation Committee has discretion to determine the terms of any award of restricted stock, including the number of shares subject to the award, and the minimum period over which the award may vest, and the acceleration of any vesting in the event of death, disability or change of control.  RSAs are not transferable or assignable unless provided otherwise by the Compensation Committee with respect to certain specified family-related transfers.  Unless the Committee determines otherwise, once the restricted stock vests, the shares of common stock specified in the Award will be free of restriction, subject to any applicable lock up period.  Prior to the termination of the restrictions under a RSA, a participant may vote and receive dividends on the restricted stock unless the Committee determines otherwise, but may not sell or otherwise transfer the shares until such time as the restrictions of the award have been satisfied. Compensation expense for restricted stock awards is recognized over the period they vest.

An award of restricted stock rights entitles a participant to receive a specified number of shares of our common stock that are, or may be, subject to restrictions, forfeiture conditions, and any other terms and conditions for periods determined by the Committee. It may also include the right to dividend equivalents if and as so determined by the committee. The Compensation Committee has discretion to determine the terms of any award of restricted stock or RSRs, including the number of shares subject to the award, and the minimum period over which the award may vest, and the acceleration of any vesting in the event of death, disability or change of control.  RSRs are not transferable or assignable unless provided otherwise by the Compensation Committee with respect to certain specified family-related transfers. Unless the committee determines otherwise, once a RSR vests, the shares of common stock specified in the award will be issued to the participant. A participant who has been awarded RSRs may not vote the shares of common stock subject to the rights until the shares are issued. Until the vesting period applicable to a RSRs award expires and the shares are issued, the participant also may not transfer or encumber any interest in the RSRs or in any related dividend equivalents. Compensation expense for restricted stock rights is recognized over the period they vest.

The Compensation Committee may also make stock awards of common stock without restrictions, except that if the award is in lieu of salary, service fee, cash bonus or other cash compensation, the number of shares covered by an award shall be based on the fair market value of such shares on the date of grant.  Common Stock Awards under the plan may be issued free of restriction and may vest immediately; however, the Committee may impose vesting and other restrictions related to the grant of such common stock awards.  Compensation expense for common stock awards is recognized over the period they vest, although generally the awards vest immediately.

The following is a summary of the number and type of awards granted to, or exercised or forfeited by, employees, non-employee members of the Board of Directors and consultants pursuant to the Company’s 2009 Stock Compensation Plan for the six months ended June 30, 2012:

	Weighted-Average Grant or Exercise Price Per Share

Fiscal Year and Activity		Number of Shares
Reserved for future issuance as of December 31, 2011		13,334,507

Fiscal 2012 activity:
Common stock awards	$ 0.06	4,816,174
Restricted stock awards	-	-
Restricted stock rights	-	-
Non-qualified stock options	-	-
Issued during 2012	0.06	4,816,174

Reserved for future issuance as of June 30, 2012		8,518,333

Stock options or restricted stock rights outstanding		-

Stock Issued under the 2009 Plan

On May 24, 2012 and June 5, 2012, the Company issued to two consultants an aggregate of 246,749 shares of common stock as compensation in lieu of cash for services rendered.  The shares were issued under the 2009 Stock Compensation Plan.  Common stock was increased by $247 for the par value of the shares and paid-in capital was increased by approximately $10,044. Stock compensation expense of $10,291 was also recorded.

During January through June 2012, employees converted accrued and unpaid wages for 3,919,425 shares of common stock.  The shares were issued under the 2009 Stock Compensation Plan.  Common stock was increased by $3,919 for the par value of the shares, paid-in capital was increased by $166,099, and accrued wages was reduced by the fair value of the stock of $170,018.

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

	(Unaudited)
Asset (Useful Life)	June 30, 2012	December 31, 2011

Software (3 years)	$ 84,224	$ 84,224
Computer equipment (3 to 5 years)	329,861	329,861
Furniture and fixtures (7 to 10 years)	488,239	488,239
Equipment (7 to 10 years)	80,727	80,727
	983,051	983,051
Less accumulated depreciation	793,034	760,127
Equipment, net	$ 190,017	$ 222,924

Depreciation expense for property and equipment was $32,907 and $36,867 in the six months ended June 30, 2012 and 2011, respectively, and is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Goodwill and Other Intangible Assets

Intangible Assets – Intangible assets consist of acquired software and patents. Under ASC 350, “Goodwill and Other Intangible Assets,” such assets acquired including software technology is considered to have a finite life.  Management has estimated the useful life of acquired software technology to be 5 years and amortized such costs on a straight-line basis over this period. In addition, ASC 985-20, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” requires the Company to consider whether or not the software technology is impaired using a net realizable value analysis based on projected discounted cash flows. The Company prepared this analysis as of June 30, 2012, and concluded that the intangible assets are not impaired.  Patent acquisition costs pertaining to the Company’s 3i technology that covers its PinPoint™ and Signature Mapping™ intellectual property (technology not acquired through acquisition), have been capitalized as of the date incurred, and are being amortized over the 20-year legal life of the patents. The Company has been granted by the United States Patent & Trademark Office (“USPTO”) six patents related to its 3i technology. The Company evaluates the periods of amortization continually to determine whether later events or circumstances require revised estimates of useful lives. The Company’s intangible acquired software technology was fully amortized as of December 31, 2009. Therefore, there was no amortization costs associated with acquired software during the six months ended June 30, 2012 and 2011, respectively. Amortization expense for patent acquisition costs was $16,456 and $11,541 during the six months ended June 30, 2012 and 2011, respectively, and is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company anticipates incurring additional patent acquisition costs during 2012.

Six Months Ended June 30, 2012
	Beginning Period Cost			Net Book Value
		Additions	Reductions
Intangibles with finite lives:
Patent acquisition costs	$ 363,599	$ 475	$ 16,456	$ 347,618

Excess of Purchase Price over Net Assets Acquired (Goodwill) – The Company follows the provisions of ASC 805-10, “Business Combinations” and ASC 350-10, “Goodwill and Other Intangible Assets.” These statements establish financial accounting and reporting standards for acquired goodwill.  Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. Effective January 1, 2002, with the adoption of ASC 350-10, goodwill must be evaluated for impairment and is no longer amortized. Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired. To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets. There was no goodwill on the consolidated balance sheet of the Company during Fiscal 2011 and the six months ended June 30, 2012, as a net realizable value analysis was made for goodwill in prior years and such asset was considered fully impaired during those prior years. Therefore, there was no amortization expense of goodwill during the six months ended June 30, 2012, or during the same period in 2011.

Impairment of Excess Purchase Price over Net Assets Acquired – The Company follows the provisions of ASC 350-10 “Goodwill and Other Intangible Assets” for the impairment of goodwill. The Company determines impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill. Impairment is tested annually or whenever indicators of impairment arise.  There was no goodwill on the consolidated balance sheet of the Company during Fiscal 2011 and the six months ended June 30, 2012, as a net realizable value analysis was made for goodwill in prior years and such asset was considered fully impaired during those prior years.

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

(3)

Financial Condition, Going Concern Uncertainties and Events of Default

The Company, previously an operating stage company, became a development stage company on April 1, 2012, the date of inception as a development stage company for financial reporting.  A development stage company, as defined by ASC-915-10 “Accounting and Reporting by Development Stage Enterprise”, is an entity that devotes substantially all of its efforts to establish a business and either of the following conditions exists: 1) the principal operations have not commenced, or 2) the principal operations have commenced, but there has been no significant revenue therefrom.  During the six months ended June 30, 2012, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Our independent registered public accounting firm’s report on the consolidated financial statements included herein, and in our annual report on Form 10-K for the year ended December 31, 2011, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

As of June 30, 2012, we have outstanding trade and accrued payables of $1,365,725, other accrued liabilities of $61,593, and accrued salaries and related expenses due to our employees and management of $6,668,759. Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $89,000, and $535,000 short-term notes from five investors.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of June 30, 2012 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so.  The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

During the six months ended June 30, 2012, the Company issued promissory notes to four accredited investors in the aggregate principal amount of $135,000 ($132,300, net of accrued commissions and expenses in the amount of $2,700), of which $25,000 matures on September 15, 2012, $50,000 matures on November 19, 2012, $50,000 matures on January 24, 2013, and $10,000 matures on April 11, 2013.  The short-term notes accrue interest at a rate of 12% per annum.  The Company also issued to the note holders an aggregate of 210,000 shares of common stock, and 10,800 shares of common stock to a placement agent in exchange for cash compensation of $2,700. On March 15, 2012, we received $25,000 from an accredited investor, and issued an aggregate of 100,000 shares of common stock and 300,000 Class Q Warrants. The Class Q Warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions.  The warrants expire three years after the date of issuance.

As of June 30, 2012, we had a cash balance of $219.  Subsequently and through August 20, 2012, we issued a promissory note to an accredited investor in the principal amount of $25,000 and the note accrues interest at a rate of 12% per annum, and the Company issued an aggregate of 75,000 shares of common stock to the note holder. Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities. Currently, we are spending or incurring (and accruing) expenses of approximately $205,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees. Management believes that we will require an aggregate of approximately $2,460,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.  This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

In view of our limited revenues to date, the Company has relied and continues to rely substantially upon equity and debt financing to fund its ongoing operations, including the research and development conducted in connection with its products and conversion of accounts payable for stock. The proceeds from our financings have been and continue to be insufficient to fund our operations, pay our trade payables, repay our unconverted debentures, or accrued and unpaid wages to our employees.  Therefore, the debentures holders, our employees, or trade creditors may seek to enforce payment of amounts due to them, and our results of operations and financial condition could be materially and adversely affected and we may be unable to continue our operations.  Also, in the event we continue to be unable to pay our employees, we may suffer further employee attrition.  There can be no assurances that we will be successful in our efforts to raise any additional financing, any bank borrowing, and research or grant funding.  Moreover, in view of the current market price of and limited trading volume in our stock, we may have limited or no access to the capital markets.  Furthermore, under the terms of our agreements with the debenture holders, we are subject to restrictions on our ability to engage in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is below the current conversion price or is based upon the trading price of our securities after initial issuance or otherwise subject to re-set.  In view of the foregoing, we may be required to curtail operations significantly, or obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

During the six months ended June 30, 2012, our total stockholders’ deficit increased by $663,947 to $10,489,754, and our consolidated net loss for the period was $981,254. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

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

Other Common Stock Issued Including Exercises of Warrants and Options

During the six months ended June, 30, 2012, the Company issued promissory notes to four accredited investors’ in the aggregate principal amount of $135,000, of which $25,000 matures on September 15, 2012, $50,000 matures on November 19, 2012, $50,000 matures on January 24, 2013, and $10,000 matures on April 11, 2013. The notes accrue interest at a rate of 12% per annum. The Company also issued to the note holders an aggregate of 210,000 shares of common stock.  The relative fair value of the common stock of $8,465 was recorded as a discount to the notes payable and will be amortized over the term of the notes.  Common stock was increased by $210 for the par value of the shares, $8,255 was applied to paid-in-capital, and $4,435 was recorded to other expense for the amortization of the debt discount during 2012. The Company also issued 10,800 shares of common stock to a broker as a placement fee for the issuance of short-term notes.  Common stock was increased by $11 for the par value of the shares, paid-in capital was increased by $2,689 for the fair value of the shares, and $2,700 was charged to interest expense.

During the six months ended June 30, 2012, company employees converted accrued and unpaid wages for an aggregate of 3,919,425 shares of common stock.  The shares were issued under the 2009 Stock Compensation Plan.  Common stock was increased by $3,919 for the par value of the shares, paid-in capital was increased by $166,099, and accrued wages was reduced by the fair value of the stock of $170,018.

On May 24, 2012 and June 5, 2012, the Company issued to two consultants an aggregate of 246,749 shares of common stock as compensation in lieu of cash for services rendered.  The shares were issued under the 2009 Stock Compensation Plan.  Common stock was increased by $247 for the par value of the shares and paid-in capital was increased by approximately $10,044.  Stock compensation expense of $10,291 was also recorded.

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

Other Common Stock Purchase Warrants Issued, Expired, or Forfeited

On April 12, 2012, an aggregate of 3,012,523 Series D common stock purchase warrants and related placement agent warrants expired.

The Company has issued warrants as compensation to its note holders, placement agents and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.  The table below shows by category, the warrants issued and outstanding at June 30, 2012.

Common Stock Purchase Warrants	Number of Warrants Outstanding and Exercisable	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Note and debenture holders	10,000	December 2007	$ 0.70	December 2012
	18,293	February 2009	0.41	February 2014
	150,000	January 2010	0.25	January 2015
	78,750	September 2010	0.25	September 2015
	257,043

Private placement investors	864,798	July 2007	1.17	July 2012
	937,500	August 2007	1.75	August 2012
	1,500,000	February 2008	0.70	February 2013
	214,285	March 2008	0.75	March 2013
	2,142,850	April 2008	0.70	April 2013
	2,682,553	Sept to Dec 2008	0.41	Sept to December 2013
	4,358,981	Jan to April 2009	0.41	Jan to April 2014
	800,000	June to July 2009	0.25	June to July 2014
	3,881,973	July to August 2009	0.25	December 2016
	214,285	September 2009	0.41	December 2012
	2,099,007	Oct to Dec 2009	0.25	Oct to December 2014
	400,000	November 2009	0.25	December 2016
	800,000	March to May 2010	0.25	December 2016
	2,499,568	March to June 2010	0.25	March to June 2015
	150,752	August 2010	0.25	December 2016
	3,731,155	July to Sept 2010	0.25	July to September 2015
	5,301,345	Oct to Dec 2010	0.25	Oct to December 2015
	400,000	Nov to Dec 2010	0.50	Nov to December 2013
	800,000	February 2011	0.25	February 2014
	600,000	February 2011	0.25	February 2016
	88,000	October 2011	0.25	October 2014
	300,000	March 2012	0.25	March 2015
	34,767,052

Placement agents	47,564	July 2007	1.17	July 2012
	272,827	June 2009	0.45	June 2014
	108,000	July 2009	0.25	July 2014
	205,000	December 2009	0.28	December 2014
	72,000	February 2011	0.25	February 2016
	705,391

Consultants	60,000	February 2008	0.54	February 2013
	200,000	December 2009	0.25	December 2014
	63,000	June/August 2009	0.25	June/August 2014
	14,000	August 2010	0.25	August 2015
	14,000	September 2010	0.28	September 2015
	128,000	December 2010	0.50	December 2013
	479,000

Total Warrants Issued/Outstanding	36,208,486

As of June 30, 2012, approximately 12,234,406 of the above warrants may be exercised pursuant to the cashless exercise provisions of such warrants and, if so exercised, the shares may be subsequently resold under the provisions of Rule 144 under the Securities Act. Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.

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

In August 2012 through the date of this report, the Company issued a promissory note to an accredited investor in the aggregate principal amount of $25,000. The note matures on September 15, 2012 and the notes accrue interest at a rate of 12% per annum.  The Company issued an aggregate of 75,000 shares of common stock to the note holders, and the relative fair value of the common stock of $3,250 will be amortized over the term of the notes. Common stock was increased by $75 for the par value of the shares and paid-in capital was increased by $3,175.

 (6)

Fair Value Measurement

The Company records its financial assets and liabilities at fair value, in accordance with ASC-820 “Fair Value Measurement”, which is defined as the price that would be received to sell an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date.  The accounting for fair value measurements must be applied to nonfinancial assets and nonfinancial liabilities, which principally consists of assets and liabilities acquired through business combinations, goodwill, indefinite-lived intangible assets and long-lived assets for the purpose of calculating potential impairment. The Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The three levels of inputs that may be used to measure fair value are as follows:

Level 1: Inputs based on quoted markets prices for identical assets or liabilities in active markets at the measurement date.

Level 2: Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.  The inputs are unobservable in the market and significant to the instrument’s valuation.

The following table presents the Company’s hierarchy for its financial assets and liabilities at fair value on a recurring basis as of June 30, 2012:

	Level 1	Level 2	Level 3	Total
Nonderivatives:
Cash and cash equivalents	$ 219	$ -	$ -	$ 219
Current debt	89,000	-	-	89,000

Derivatives:
Convertible debentures	-	-	2,025,846	2,025,846

Embedded conversion feature of debentures	-	-	270,113	270,113
Common stock issued with notes	-	-	519,735	519,735

The estimated fair values of the Company’s financial instruments are as follows:

Liabilities Measured at Fair Value	Convertible Notes and Debentures, Net of Discount (1)	Embedded Conversion Feature of Debentures (2)	Common Stock Issued with Notes (3)	Total
Beginning balance as of December 31, 2011	$ 2,025,846	$ 270,113	$ 371,413	$ 2,667,372
Issuances, net of discount	-	-	126,535	126,535
Amortization of discount	-	-	21,787	21,787
Ending balance as of June 30, 2012	$ 2,025,846	$ 270,113	$ 519,735	$ 2,815,694

Total loss from revaluation of derivatives and event of default included in earnings for the period and reported as an adjustment to interest	$ -	$ -	$ 21,787	$ 21,787

(1) The balance as of June 30, 2012, includes $1,688,205 for the outstanding convertible debentures issued November 8, 2006 and April 12, 2007, and an additional amount of $337,641 for the event of default provision under the debentures October 15, 2010 amendment agreement.

(2) Represents the conversion feature of outstanding convertible debentures issued November 8, 2006 and April 12, 2007.  The fair value of the conversion feature since May 20, 2009, the final milestone reset date of the debentures, was determined using market quotation.

(3) The balance as of June 30, 2012, includes $535,000 for outstanding short-term notes payable issued October 2011 through April 2012, less the remaining note discount of $15,265 for issuance of common stock to note holders as inducement for the notes.  The note discount is being amortized over the life of the notes.

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

Our independent registered public accounting firm’s report on the consolidated financial statements included in our Annual Report Form 10-K for the year ended December 31, 2011, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

Overview

Applied Visual Sciences, Inc. was incorporated under the name Guardian Technologies International, Inc., in the Commonwealth of Virginia in 1989 and reincorporated in State of Delaware in February 1996.  We changed our name to Applied Visual Sciences, Inc., on July 9, 2010.  The Company, previously an operating stage company, became a development stage company on April 1, 2012, the date of inception as a development stage company for financial reporting.  A development stage company, as defined by ASC-915-10

“Accounting and Reporting by Development Stage Enterprise”, is an entity that devotes substantially all of its efforts to establish a business and either of the following conditions exists: 1) the principal operations have not commenced, or 2) the principal operations have commenced, but there has been no significant revenue therefrom. Applied Visual Sciences, Inc. and its subsidiaries are collectively referred to herein as the “Company,” “Applied Visual Sciences, Inc.,” “Applied Visual,” “us,” “we,” or “our.”

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

We may engage in one or more acquisitions of businesses that are complementary, and may form subsidiaries to operate within defined vertical markets

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

The United States Patent & Trademark Office (“USPTO”) has granted the Company six patents, all of which are related to our underlying 3i™ technology.  We also have nine pending patents applications (U.S. and foreign) that further cover the implementation of our core 3i™ technology.   We cannot provide assurance that any or all of the remaining patent applications or provisional applications will be issued patents, or that they will not be challenged, or that rights granted to us would actually provide us with an advantage over our competitors.  Prior art searches have been conducted and, based on the results of these searches; we believe that we do not infringe any third party patents identified in the searches.

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

Aviation/Homeland Security Technology Solution - PinPoint™

Through our wholly-owned subsidiary, Guardian Technologies, we market our PinPoint™ product, which is an “intelligent imaging informatics” (3i™) technology for the detection of guns, explosives, and other threat items contained in baggage in the airport environment or for building security applications.  PinPoint™ can identify threat items, notify screeners of the existence of threat items, and speed the security process by eliminating unnecessary baggage checks, provide the screener with an instantaneous second opinion, and reduce processing time spent on false positives (baggage selected for security review that contains no threat items).  We market and seek to license the PinPoint™ product primarily to the United States Transportation Services Administration (TSA) for use in airports, the Federal Protection Services for use in federal buildings, and to foreign governments and airport authorities.  We compete with manufacturers of baggage screening, luggage and large parcel screening, people screening for weapons and explosive detection, container and vehicle screening, and cargo screening equipment and certain software companies and academic institutions that are developing solutions to detect threat items.  It is also our intent to distribute the product through various distribution methods.

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

As highlighted below in the NEMA article, “DICOS - Homeland Security Spending Keeps on Growing” - Published by HYPE, expenditures for security solutions are increasing.  Management believes Applied Visual Sciences, Inc. is well positioned to be a third party solution provider leveraging the standard output of all future security equipment procured by the US Government. “Global homeland security spending has received a major boost in light of recent international terrorist events, as countries look at new ways to thwart terrorists and secure borders.  Spending in the industry is expected to triple to $178 billion by 2015.  Security-related spending will include more sophisticated information technology and the protection of other vulnerable terrorist targets”.  With the initial focus on airport security, NEMA has stepped up its outreach to DHS and TSA.  Currently developing DICOS, the new NEMA standard will capture scans of checked baggage so that scans can be read by threat detection software.  The new standard will facilitate interoperability of security-imaging equipment.  With DHS/TSA expected to purchase new equipment for over 400 U.S. airports, NEMA members have joined with DHS to develop the standard.  Phase II of DICOS, for the testing of the new NEMA standards, began in April 2011, and NEMA has begun looking at other modalities.  The security industry is looking at border, rail, seaport, industrial and nuclear plant security.

We have been involved in a number of wide ranging U.S. Government proposals since 2011.  We have teamed on a few of the proposals with large, well-known defense contractors, a federally funded research laboratory and directly.  The proposals were submitted to various U.S. Government agencies. Unfortunately, most of the projects were deferred due to the ongoing federal budget discussions in Congress and operational uncertainties within the funding agencies. At this point in time, we have no indication that any of these projects will be funded this fiscal year or the next budget cycle.  We will continue to pursue opportunities for the deployment of our PinPoint™ product as opportunities develop. With these uncertainties and our ability to manage with limited cash resources during 2012, we have focused on the marketing and sale of our healthcare products, as better discussed below.

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

TBDx™ - TBDxV™

The Company has developed two computer vision diagnostic products for tuberculosis (“TB”). Both Signature Mapping Tuberculosis Detection (“TBDx™”) and Signature Mapping TBDx™ Visualization (“TBDxV™”) can address the approximately 52 million diagnostic slides analyzed by clinical lab technicians each year, and are targeted to government and private institutions that diagnose tuberculosis patients.

•

TBDx™ features automatic tuberculosis detection capabilities by analyzing digital images of Auramine-O stained sputum slides captured through a photo microscopy system. We completed Phase II clinical trials in South Africa during 2011, which was a nested sub-study to the international Thibela TB Study trial at the Aurum Institute for Health Research.

•

TBDxV™, the precursor to TBDx™, is a fully automated tuberculosis visualization technology that has a 200-slide capacity auto-loader that delivers individual slides to a microscope and collects the desired number of fields of view from each stained tuberculosis sputum slide. We have also designed TBDxV™ with a fixed four slide platform.  Fields of view will be presented to the microscopist on a workstation monitor thereby alleviating the tedious and error prone diagnosis using a microscope, and will assist microscopists in decision making on the most difficult cases through the visualization tools and digital imagery to improve diagnostic accuracy. The visualization tools are applicable to both Auramine-O and Ziehl-Neelsen staining processes.

•

 India processes more tuberculosis diagnostic cases than anywhere in the world and the workload has overwhelmed the country's laboratory resources.  The Company is working closely with the Indian government and private organizations regarding our TBDx™ diagnostic system for the migration to the Ziehl-Neelsen staining process, with a belief that we can further enhance their TB diagnostics productivity after clinical trials are complete and other government clearances are received.

•

The evaluation protocol for TBDx™ in South Africa of has been drafted by the National Health Laboratories Service / Center for Tuberculosis and the Aurum Institute.  The draft protocol has been reviewed, with minor revisions being addressed, with a tentative timeframe is to begin the evaluation in October and end in December 2012.

•

The Aurum Institute is scheduled to present an update on the latest TBDx™ performance metrics and algorithm improvements during the 43rd Union World Conference on Lung Health in Kuala Lumpur in November 2012.  In support of this presentation Aurum has asked the company to evaluate an additional set of 500-700 cases that originated from the Thibela HIV study. The slides are expected to be received at the Company’s laboratory in September 2012.

•

The Johns Hopkins University is in the processes of revising their evaluation protocol and submitting it to the National Institute of Allergies and Infectious Diseases for final approval. When this has been finalized the Company will be receiving slides as part of a blind study intended to evaluate the sensitivity and specificity of the TBDx™ technology

•

Early discussions have taken place with representatives of the Joint Clinical Research Centre in Kampala, Uganda. The research institute has expressed interest and a willingness to evaluate the TBDx™ technology. Currently information on equipment specifications has been exchanged and JCRC is in the process of drafting an evaluation protocol. The study is likely to commence in December, 2012.

•

Recent discussions have been held with representatives of the Clinical Microbiology Laboratory at the Stanford University Medical Center.  The Medical Center has an extensive expertise in infectious diseases and has expressed a willingness to assist the company in successfully planning and executing technology evaluations around the world.  A formal business relationship is under development.

Radiology:  BCDx™

The Company is adding vision to breast cancer diagnosis by developing a radiological suite of products, a breast cancer detection solution to be known as Signature Mapping™ Breast Cancer Detection (“BCDx™”). Annual estimates of breast cancer diagnostic activity within the U.S are: 35 million mammograms performed; 1.5 million biopsies performed; 87% of biopsies return a negative finding (mammogram ‘false positive’); 200,000 confirmed cancer cases; and immeasurable emotional, mental, and physical pain for the individuals and families of biopsy patients.  The 1.3 million biopsies undertaken that resulted in negative findings can be directly attributed to an inability to resolve areas of concern due to the limited information provided in the mammography images.  In addition, approximately 10% of cancerous lesions are missed – partly due to dense tissue obscuring the cancer or the appearance of cancer having common characteristics with the appearance of normal tissue.  The goal of BCDx™ is to deliver sophisticated image analysis processes that provide enhanced visualization capabilities and automated detection algorithms to help prevent unnecessary biopsies, while flagging previously unseen lesions for additional review.

Similar to a person’s fingerprint, each tissue has a unique structure.  Each structure creates a unique pattern or “signature” that can be extracted from an image to differentiate, locate, identify, and classify by using our Signature Mapping™ technology.  Management anticipates BCDx™ to further help radiologists by visualizing the various structures within a particular tissue so they can be examined and quantified.  This capability is expected to provide a next-generation image analysis, clarification, visualization and Signature Mapped™ “tissue characterization” and detection.  Management believes that it will add significant clinical value to a wide range of difficult to detect diseases in diagnostic radiology by distinguishing and characterizing different tissue types in images regardless of the modality that generated the image.

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

The Company has been engaged in discussions, negotiations, and due diligence on the formation of a strategic partnership focused exclusively on breast cancer computer vision detection technology.   Our subsidiary, Instasis Imaging, would license Applied Visual’s core analysis technology platform for research and development, as well as for inclusion in the diagnostic products to be commercialized.  Applied Visual would contribute its intellectual property, including patents, which are specific to the area of breast cancer detection.  There can be no assurances that we will be successful in our efforts to establish a strategic partnership.

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

Background: Smear microscopy remains the most common method of diagnosing tuberculosis in many high-burden countries.  This is despite numerous limitations, including a lack of well-trained microscopists and reduced performance resulting from the substantial work load and poor ergonomics of the process.  An automated microscopy TBDx™ system has been developed that presents an innovative, multi-potential technology platform for automatically detecting TB from sputum slides.  The system loads slides onto a conventional microscope, automatically focuses and digitally captures images, and then uses Signature Mapping™, a set of specially developed image-analysis algorithms, to classify slides as TB positive or negative.

Objectives: To compare the diagnostic performance of TBDx™ in identifying tuberculosis from sputum smear microscopy slides stained with Auramine to a human microscopist, and to evaluate the effect of TBDx™ on the microscopist’s workload.  Culture is used as the gold standard.

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

Table 1: performance characteristics of human microscopist versus the TBDx™ automated microscopy system, using culture as the gold standard.

					FoV requiring
Diagnostic method	Sensitivity	Specificity	PPV	NPV	human review
Protocol specified (0 AFB = negative; 1-9 AFB = scanty)
Research microscopist	52.8%	98.6%	93.4%	84.7%	98,100
Consensus of two routine microscopists	48.3%	95.8%	81.3%	83.1%	196,200
TBDx™ alone	75.8%	43.5%	33.7%	82.7%	0
Algorithm optimization (0-1 AFB = negative; 2-9 AFB = scanty)
TBDx™ alone	59.5%	71.8%	44.3%	82.4%	0
TBDx™ with research microscopist reviewing
TBDx™ scanty positive FoV images (TBDx™-DSS)	56.1%	83.7%	56.6%	83.5%	847
TBDx™ with research microscopist’s readings for
slides judged by TBDx™ to be scanty positive	45.0%	99.2%	95.3%	82.7%	27,500
Algorithm optimization (0-2 AFB = negative; 3-9 AFB = scanty)
TBDx™ alone	50.6%	86.1%	57.9%	82.2%	0
TBDx™ with research microscopist reviewing
TBDx™ scanty positive FoV images (TBDx™-DSS)	48.0%	91.4%	67.9%	82.3%	597
TBDx™ with research microscopist’s readings for
slides judged by TBDx™ to be scanty positive	42.0%	99.2%	95.0%	81.9%	14,900

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

Recent Developments - Signature Mapping™

Development continues in the refinement of TBDx™ and its detection algorithms.  Additional classifiers have been created to improve both sensitivity and specificity.  The underlying scripting language has been re-written to enable laboratories to either use TBDx™ as a diagnostic tool or as a pre-screening technology that identifies probable candidate TB cases that are confirmed by a secondary technology. The ability to communicate to and from the camera and TBDx™ technology will permit the system to acquire a pre-set number of images, then move to another location on the slide and capture additional images. Also, the system can monitor the acquisition of the images and stop the acquisition process once the algorithms have determined that a case is severely infected.  Internal testing continues to validate the progress of algorithm improvements.  Sensitivity has improved to 89% and specificity has climbed to 70%. These results best illustrate how the technology can be used in tandem with a secondary diagnostic technology such as PCR.  Furthermore, significant improvements have been achieved in specificity where TBDx™ can achieve the same performance level (98%) as a microscopist, with better sensitivity (62%)

On April 26, 2012, the Company held a meeting in New Delhi, India, at the LRS Institute of Tuberculosis and Respiratory Disease to finalize the technical components and operating budget of a multi-site, nine-month project.  The proposed project contains three phases: (i) clinical evaluation of TBDxV™ (tuberculosis visualization software), (ii) development of automated detection algorithms for use in Ziehl-Neelsen (ZN) laboratory settings; and, (iii) clinical evaluation of TBDx™ for the automated detection of TB in ZN stained sputum slides.  The grant funding proposal was submitted to the DBT (Department of Biotechnology) on April 30, 2012.  The timeline for review, determination and notification takes approximately 120 days from submission.

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

CONSOLIDATED RESULTS OF OPERATIONS

Results of Operations

Three months Ended June 30, 2012 Compared to the Three months Ended June 30, 2011

The following analysis reflects the condensed consolidated results of operations of the Company and its subsidiaries.

Net Revenues. There were no revenues for the three month period ended June 30, 2012. Net revenue for the same period in 2011 of $6,589 was from the sale of hardware and related, specifically freight, duty and taxes reimbursed by the customer for the shipment of TBDx™.

Cost of Sales.  There was no cost of sales for the three months ended June 30, 2012, and the same period in 2011. The freight, duty and taxes billed during 2011 were expensed in December 2010.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended June 30, 2012 of $404,743, decreased by $182,534 (31.1%), as compared to $587,277 for the same period in 2011. The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the three-month period.

					Cumulative From
					April 1, 2012
	Three Months Ended June 30				(date of inception)
	2012	2011	$ Change	% Change	To June 30, 2012

Payroll and related costs	$ 232,409	$ 241,422	$ (9,013)	(3.7)	$ 232,409
Professional fees	79,541	89,269	(9,728)	(10.9)	79,541
Research and development costs	14,459	98,563	(84,104)	(85.3)	14,459
Other operating expenses	43,360	47,295	(3,935)	(8.3)	43,360
Depreciation and amortization	24,682	24,257	425	1.8	24,682
Stock-based compensation	10,292	86,471	(76,179)	(88.1)	10,292
Total	$ 404,743	$ 587,277	$ (182,534)	(31.1)	$ 404,743

Payroll and related costs, which includes salaries, commissions, taxes and benefits, decreased $9,013 (3.7%), due to two employees being on a leave of absence effective April 1, 2011 and cancellation of some employee benefits. The Company currently employs five full-time and one part-time employee, compared to six full-time and two part-time employees for the same period in 2011.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees decreased for the three months ended June 30, 2012 versus the same period last year by $9,728 (10.9%) due to: (i) a decrease in legal fees of $4,603 as a result of reduced activities for SEC compliance and reporting, (ii) decrease in general consultants of $16,337, (iii) a net decrease of $788 for various miscellaneous services and fees, and (iv) a increase in accounting services by $12,000 representing audit fees incurred during April 2012 and not during the same period last year.

Research and development (“R&D”) costs decreased for the three months ended June 30, 2012, compared to the same period last year by $84,104 (85.3%), due to redirecting R&D activities for Signature Mapping TBDx™ and TBDxV™ projects.

Other operating expenses decreased by $3,935 (8.3%) to $43,360 for the three months ended June 30, 2012 as compared to $47,295 for the same period in 2011. The decrease is attributed to reduced administrative expenses by $1,548, a decrease of $23,611 in not renewing various business insurance policies, offset by an increase in travel costs of $9,153, and an increase of $12,071 for marketing and related expenses.

Depreciation and amortization expense in selling, general, and administrative for the three months ended June 30, 2012, is $24,682, compared to the same period for 2011 of $24,257, or an increase of $425 (1.8%).

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee members of our Board of Directors, and consultants in lieu of cash compensation. During the three months ended June 30, 2012, the Company did not recognize an expense associated with employees and directors stock-based compensation, and recognized $10,292 of consulting expense. During the same period of 2011, the Company recognized stock-based compensation expense for employees and directors of $34,272 and consultants of $52,199. The decrease in stock-based compensation for employees and non-employee directors of $34,272 (100.0%) is due to no issuance of incentive stock options to: (i) employees in 2010 or 2011, whereas stock options were issued to employees during prior years and amortized over the two year vesting period, and (ii) non-employee directors during 2011, whereas such stock options were issued in 2010 and amortized over the one year vesting period.  Stock-based compensation expense for consultants decreased $41,907 (88.1%) during 2012 as a result of reduced use of stock-based compensation versus cash compensation for consultants.

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

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income and expense. Other income for the three months ended June 30, 2012 was $39,225 compared to $202,585 for the same period last year, for a decrease in other income of $163,360 (80.6%).

There was no interest income from interest bearing accounts for the three months ended June 30, 2012, or for the same period in 2011, due to low average daily cash balances in interest bearing accounts during the periods.

For the three months ended June 30, 2012, the Company had other non-operating income of $39,225, compared to $202,585 for the same period in 2011, or a decrease in non-operating income of $163,360 (80.6%).  The components of other non-operating income for the second quarter of 2012 and the variances to the same period in 2011 include: (i) financing costs in 2012 of $450 for placement agent commission related to the 2012 promissory notes versus no such expense in 2011, (ii) debt discount amortization costs in 2012 of $11,951 versus no expense in 2011, (iii) interest expense for 2012 of $15,902 as a result of the October 2011 through January 2012 short-term promissory notes, whereby no such expense during the same period in 2011, (iv) income of $67,528 in 2012 for the revaluation of beneficial conversion feature of the outstanding debentures, compared to income in 2011 of $202,585, or a decrease in non-operating income of $163,360 (80.6%). Non-cash non-operating income included above for the three months ended June 30, 2012 was $55,127, compared to $202,585 for the same period in 2011.

Net Income (Loss) and Net Income (Loss) per Common Share.  Net loss for the three months ended June 30, 2012 was $365,518, compared to $378,103 for the same period in 2011, for a decrease in net loss of $12,585 (3.3%). Net income (loss) for the Company per common share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of shares outstanding. Net income (loss) per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from contingently issuable shares (i.e. common stock purchase warrants and stock options issued and outstanding).

Reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three Months Ended June 30
	2012	2011
Numerator:
Net loss	$ (365,518)	$ (378,103)

Denominator:
Weighted average common shares outstanding - basic and diluted	92,555,328	84,986,703

Net loss per common share:
Basic and diluted	$0.00	$0.00

Six months Ended June 30, 2012 Compared to the Six months Ended June 30, 2011

The following analysis reflects the condensed consolidated results of operations of the Company and its subsidiaries.

Net Revenues.  There were no revenues for the six month period ended June 30, 2012. Net revenue for the same period in 2011 of $6,589 was from the sale of hardware and related, specifically freight, duty and taxes reimbursed by the customer for the shipment of TBDx™.

Cost of Sales.  There was no cost of sales for the six months ended June 30, 2012, and the same period in 2011. The freight, duty and taxes billed during 2011 were expensed in December 2010.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the six months ended June 30, 2012 of $925,895, decreased by $526,3751 (36.2%), as compared to $1,452,270 for the same period in 2011. The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the six-month period.

					Cumulative From
					April 1, 2012
	Six Months Ended June 30				(date of inception)
	2012	2011	$ Change	% Change	To June 30, 2012

Payroll and related costs	$ 498,396	$ 591,409	$ (93,013)	(15.7)	$ 232,409
Professional fees	256,843	220,575	36,268	16.4	79,541
Research and development costs	32,471	132,714	(100,243)	(75.5)	14,459
Other operating expenses	77,697	113,072	(35,375)	(31.3)	43,360
Depreciation and amortization	49,363	48,408	955	2.0	24,682
Stock-based compensation	11,125	346,092	(334,967)	(96.8)	10,292
Total	$ 925,895	$ 1,452,270	$ (526,375)	(36.2)	$ 404,743

Payroll and related costs, which includes salaries, commissions, taxes and benefits, decreased $93,013 (15.7%), due to two employees being on a leave of absence effective April 1, 2011 and cancellation of some employee benefits. The Company currently employs five full-time and one part-time employee, compared to six full-time and two part-time employees for the same period in 2011.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees increased for the six months ended June 30, 2012 versus the same period last year by $36,268 (16.4%) due to: (i) an increase in legal fees of $72,337 for services related to financing activities not incurred during the same period in 2011, offset by lower fees for SEC compliance reporting, (ii) decrease in general consultants of $33,420, and (iii) a net decrease of $2,649 for various miscellaneous services and fees.

Research and development (“R&D”) costs decreased for the six months ended June 30, 2012, compared to the same period last year by $100,243 (75.5%), due to redirecting R&D activities for Signature Mapping TBDx™ and TBDxV™ projects.

Other operating expenses decreased by $35,375 (31.3%) to $77,697 for the six months ended June 30, 2012 as compared to $113,072 for the same period in 2011.  The decrease is attributed to reduced insurance costs by $46,928 in not renewing various business policies, and offset by an increase in administrative expenses of $5,464 and increased travel costs of $6,089.

Depreciation and amortization expense in selling, general, and administrative for the six months ended June 30, 2012, is $49,363, compared to the same period for 2011 of $48,408, or an increase of $955 (2.0%).

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee members of our Board of Directors, and consultants in lieu of cash compensation. During the six months ended June 30, 2012, the Company did not recognize an expense associated with employees and directors stock-based compensation, and recognized $11,125 of consulting expense. During the same period of 2011, the Company recognized stock-based compensation expense for employees and directors of $164,241 and consultants of $181,851. The decrease in stock-based compensation for employees and non-employee directors of $164,241 (100.0%) is due to no issuance of incentive stock options to: (i) employees in 2010 or 2011, whereas stock options were issued to employees during prior years and amortized over the two year vesting period, and (ii) non-employee directors during 2011, whereas such stock options were issued in 2010 and amortized over the one year vesting period.  Stock-based compensation expense for consultants decreased $170,726 (93.9%) during 2012 as a result of reduced use of stock-based compensation versus cash compensation for consultants.

Employee stock option expense in 2012 and 2011 represents the amortization of the Black-Scholes fair value as outlined above in accordance with ASC 718-10. ASC 718-10 requires the recognition of all share-based payments to employees, or to non-employee directors for service on the Board of Directors, as compensation expense in the consolidated financial statements. The amount of compensation is measured based on the estimated fair values of such stock-based payments on their grant dates, and is amortized over the estimated service period to vesting.  Consulting expense for stock-based payments to consultants is based on the fair value of the stock-based compensation at inception and amortized over the estimated service period but, in accordance with ASC 505-50, is remeasured on each reporting date until the performance commitment is complete.

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income and expense. Other expense for the six months ended June 30, 2012 was $55,359 compared to other income of $1,215,508 for the same period last year, for a net decrease in other income of $1,270,867 (104.6%).

There was no interest income from interest bearing accounts for the six months ended June 30, 2012, or for the same period in 2011, due to low average daily cash balances in interest bearing accounts during the periods.

For the six months ended June 30, 2012, the Company had other non-operating expense of $55,359, compared to non-operating income of $1,215,508 for the same period in 2011, or a decrease in other non-operating income of $1,270,867 (104.6%).  The components of 2012 and the variances to the same period in 2011 include: (i) financing costs in 2012 of $2,700 for placement agent commission related to the 2012 promissory notes versus no such expense in 2011, (ii) debt discount amortization costs in 2012 of $21,787 versus no expense in 2011, (iii) interest expense for 2012 of $30,872 as a result of the October 2011 through April 2012 short-term promissory notes, where we had no such expense during the same period in 2011, and (iv) no expense in 2012 for the revaluation of beneficial conversion feature of the outstanding debentures, compared to income in 2011 of $1,215,508, for a decrease in non-operating income of $1,215,508 (100.0%). Non-cash non-operating expense included above for the six months ended June 30, 2012 was $24,487, compared to non-cash non-operating income for the same period in 2011 of $1,215,508.

Net Income (Loss) and Net Income (Loss) per Common Share.  Net loss for the six months ended June 30, 2012 was $981,254, compared to the same period in 2011 of $230,173, for an increase in net loss of $751,081 (326.4%). Net income (loss) for the Company per common share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of shares outstanding. Net income (loss) per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from contingently issuable shares (i.e. common stock purchase warrants and stock options issued and outstanding).

Reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Six Months Ended June 30
	2012	2011
Numerator:
Net loss	$ (981,254)	$ (230,173)

Denominator:
Weighted average common shares outstanding - basic and diluted	91,233,016	84,286,698

Net loss per common share:
Basic and diluted	($0.01)	$0.00

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Six Months Ended June 30
	2012	2011

Net cash used in operating activities	$ (165,796)	$ (287,519)
Net cash used in investing activities	(475)	(8,485)
Net cash provided by financing activities	160,000	306,800
Net increase (decrease) in cash	$ (6,271)	$ 10,796

Net Cash Used in Operations

Net cash used in operating activities for the six months ended June 30, 2012, was $165,796, compared with net cash used in operating activities of $287,519 during the same period for 2011, or a decrease in the use of cash for operating activities of $121,723 (42.3%). The decrease in the use of cash is due to: (i) lower revenues of $6,589 (100.0%), (ii) lower operating costs including but not limited to a decrease in selling, general and administrative costs (other than depreciation and amortization, and stock based compensation) of $192,363 (18.2%), and an increase in net non-operating expense (other than noncash items) of $30,872; and (ii) offset by a net decrease in components of operating assets and liabilities of $33,179 (4.3%).

Net Cash Used in Investing Activities

Net cash used in investing activities of $475 was for the costs of patent applications for the six months ended June 30, 2012. This compares with net cash used for the same activities of $8,485 for same period in 2011, or a decrease of $8,010, or 94.4%. The net decrease is comprised of lower equipment costs for the TBDx™ project of $5,970, and a decrease in patent costs of $2,040. The Company anticipates it will incur equipment costs during the current fiscal year ending December 31, 2012, as we design add-on features that extend our current products into other areas, and ongoing patent costs related to further protection of our PinPoint™ and Signature Mapping™ products.

Net Cash Provided by Financing Activities

Net proceeds from financing activities were $160,000 for the six months ended June 30, 2012, compared with $306,800 for the same period in 2011, or a decrease of $146,800 (47.8%). Of the 2012 net proceeds from financing activities, $25,000 (15.6%) was from the issuance of a new equity financing, and $135,000 (84.4%) from the issuance of short-term promissory note. The decrease in the net cash provided by financing activities is due to (i) a decrease in use of funds of $26,200 to reduce short-term note payable to an executive of the Company, (ii) an increase in funds of $135,000 from short-term notes payable, and (iii) a decrease of $308,000 from the issuance of new equity financings. Management is seeking, and expects to continue to seek to raise additional capital through equity or debt financings or bank borrowings, including through one or more equity or debt financings or bank borrowings to fund its operations, repay or repurchase its debentures, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

Cash and Cash Equivalents

Our cash and cash equivalents decreased during the six months ended June 30, 2012 by $6,271, compared to an increase in cash and cash equivalents during the same period in 2011 of $10,796.  As outlined above, the decrease in cash and cash equivalents for the current period in 2012 was the result of; (i) cash used in operating activities of $165,796, (ii) cash used for patent costs of $475, and (iii) an increase in cash by $160,000 from financing activities. The net change in cash and cash equivalents for the six months ended June 30, 2012, as compared to the same period in 2011, was $17,067 (158.1%), and is the result of (i) a decrease in cash used in operating activities of $121,723 (42.3%), (ii) a decrease from the net purchase of equipment and patent costs of $8,010 (94.4%), and (iii) an offset by a reduction in financing activities of $146,800 (47.8%).

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

	(unaudited)
Category	June 30, 2012	December 31, 2011

Cash and cash equivalents	$ 219	$ 6,490

Current assets	1,554	9,100
Current liabilities	11,040,065	10,432,552
Working capital (deficit)	$ (11,038,511)	$ (10,423,452)

As of June 30, 2012, the Company had a working capital deficit of $11,038,511, compared to $10,423,452 at December 31, 2011, or an increase in working capital deficit of $615,059 (5.9%). As of June 30, 2012, the Company had cash and cash equivalents of $219, as compared to $6,490 on December 31, 2011. The decrease in cash and current assets of $6,271 is the net result of our operating, investing and financing activities outlined above. For 2012, current liabilities increased $607,513 (5.8%), with specific decreases in liabilities of $270,017, including (i) $170,017 for conversion of accrued wages for stock, (iii) $100,000 for conversion of accounts payable for stock, and specific increases in current liabilities of $877,530, including: (i) $30,872 in accrued interest, (ii) $170,914 in trade and accrued payables, (iv) $148,322 short-term note payable, net of debt discount, and (v) $527,422 for the continued accrual of unpaid wages and related expenses for all employees.

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

Recent Financing Arrangements

2012 Short-Term Promissory Notes

During the six months ended June, 30, 2012, the Company issued promissory notes to four accredited investors’ in the aggregate principal amount of $135,000, of which $25,000 matures on September 15, 2012, $50,000 matures on November 19, 2012, $50,000 matures on January 24, 2013, and $10,000 matures on April 11, 2013. The notes accrue interest at a rate of 12% per annum. The Company also issued to the note holders an aggregate of 210,000 shares of common stock.  The relative fair value of the common stock of $8,465 was recorded as a discount to the notes payable and will be amortized over the term of the notes.  The notes are under the same terms and conditions as the 2011 short-term promissory notes, except the maturity date and the number of shares issued as noted above.

Other Liabilities

2011 Short-Term Promissory Notes

During October and November 2011, the Company issued twelve-month promissory notes to accredited investors in the aggregate principal amount of $400,000. The notes accrue interest at a rate of 12% per annum. $300,000 of the notes matures on October 24, 2012, and $100,000 matures on November 9, 2012. The Company also issued to the note holders an aggregate of 400,000 shares of common stock.  The relative fair value of the common stock of $34,700 will be amortized over the term of the notes.  The Company also issued 250,000 shares of common stock as compensation in connection with the financing for a fair value of $25,000. The notes may be prepaid in whole or in part at any time without premium or penalty, with all prepayments first applied to accrued interest, and then to principal payments. An event of default may occur under the notes if (i) the Company’s failure to pay when due any principal or interest under the note, (ii) the material violation by the Company of any representation, warranty, covenant or agreement contained in the note, (iii) an assignment for the benefit of creditors by the Company, (iv) the application for the appointment of a receiver or liquidator for the Company or the property of the Company, or (v) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors with respect to or by the Company; provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within thirty (30) days of the date of such petition.  If an event of default occurs under the note, the note shall be in default immediately and without any notice, and the entire unpaid principal sum of the Note, together with any accrued interest, shall at the option of the holder thereof become immediately due and payable in full, in accordance with the terms of the note. Upon the occurrence of an event of default, the Company agrees to pay reasonable collection or enforcement costs and expenses, including reasonable attorneys’ fees and interest from the date of the default at the rate of ten percent (10%) per annum computed on the unpaid principal balance.

2006 through 2011 Short-Term Promissory Notes, Related Party

On April 21, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, our Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned the Company $200,000. The Company issued a non-negotiable promissory note, dated effective April 21, 2006, to Mr. Trudnak in the principal amount of $200,000. The note is unsecured, non-negotiable and non-interest bearing. The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default. The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum. The note is not assignable by Mr. Trudnak without our prior consent. The Company may prepay the note in whole or in part upon ten days notice. On October 21, 2006, Mr. Trudnak extended the due date of the loan to December 31, 2006. Subsequently, on October 3 and October 18, 2006, Mr. Trudnak loaned the Company $102,000 and $100,000, respectively, on substantially the same terms as the April 21, 2006 loan, except that each loan is due six months after the date thereof. Accordingly, following such additional loans, the Company owed an aggregate of approximately $402,000 to Mr. Trudnak. On November 10, 2006, Mr. Trudnak extended the due dates of such loans to May 31, 2007, except that $100,000 of the April 21, 2006, loan becomes due upon the Company raising $2,500,000 in financing after November 6, 2006, and the remaining amount of $202,000 of such loans become due upon the Company raising an aggregate of $5,000,000 in financing after November 6, 2006, and prior to May 31, 2007. Following the first closing of our Debenture and Series D Warrant financing on November 8, 2006, the Company repaid $100,000 on November 20, 2006, in principal amount of the April 1, 2006 loan, and paid an additional $100,000 to Mr. Trudnak on April 17, 2007 upon the second closing of our Debenture and Series D Warrant financing. On May 31, 2007, Mr. Trudnak extended the due dates of the remaining loans to May 31, 2008. Although, the anticipated payment of $202,000 had not been made, and Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008, and $5,000 on September 14, 2011, for cumulative loans of $231,000.  The maturity date of the outstanding loans was extended to May 31, 2009, then to May 31, 2010, June 30, 2011, December 31, 2011, and subsequently to June 30, 2012. On June 30, 2012, the outstanding loans were extended to December 31, 2012. The Company repaid an aggregate of $108,900 of the notes during 2010, and repaid an aggregate of $33,100 during 2011, resulting in an outstanding balance at June 30, 2012 of $89,000. The terms of the above transaction were reviewed and approved by the Company’s audit committee and by the independent members of our Board of Directors.

2006 and 2007 Series A Debentures (as Amended on October 15, 2010) and Series D Common Stock Purchase Warrants

Under a securities purchase agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock.  On November 8, 2006, the Company issued to the institutional investors an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants.  On April 12, 2007, the Company issued an additional $2,575,000 in principal amount of the Series A Debentures, which followed the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants. Proceeds of the two offerings were used for the purpose of new personnel, research and development, registration expenses, for general working capital purposes, and repaying $200,000 in loans made to us by Mr. Michael W. Trudnak, our Chairman and CEO. The Company allocated proceeds from each closing to the embedded conversion features of the Series A Debentures and Series D Warrants that were recognizable as a liability under generally accepted accounting principles.  We also issued at the first closing an aggregate of 623,520 common stock purchase warrants to the placement agent as compensation in the offering, which were upon terms substantially similar to the Series D Warrants. One-half of the Series D Warrants (2,226,854 warrants) and the placement agent warrants (311,760 warrants) became exercisable on November 8, 2006. The remaining one-half of the Series D Warrants (2,226,855 warrants) and the placement agent warrants (311,760 warrants) became exercisable on April 12, 2007. The Series D Warrants and the placement agent’s warrants may be exercised via a cashless exercise if certain conditions are met. Due to milestone-related adjustments, the initial exercise price of $1.15634 may be reset and the maximum number of shares to be issued under the debentures was indeterminable as of December 31, 2007. The Company considered ASC 815-40 (formerly EITF 00-19, relating to the provisions for Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock), and concluded that there were insufficient shares to share settle the contracts. On April 1, 2007, due to the milestone-related provisions, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants were reset to a price $0.7453 per share, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008.  As a result of a June 2009 financing in which the Company issued shares of common stock and warrants, the conversion price of our debentures and the exercise price of the Series D Warrants was adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the Series D Warrants (including the warrants the Company issued to the placement agent in the financing) were increased by an aggregate of 2,677,417 Series D warrants. On July 10, 2007, a debenture holder exercised 864,798 Series D Warrants for 864,798 shares of common stock, and 914,798 warrants were exercised during 2010 under the cashless provision for 420,166 shares of common stock. Of the remaining Series D Warrants and Placement Agent Warrants, 3,062,527 warrants expired on November 11, 2011, and 3,012,523 warrants expired on April 12, 2012.

As of June 30, 2012, an aggregate of $3,461,795 in principal amount of the Series A Debentures have been converted into 8,730,037 shares of common stock, an aggregate of $663,043 in interest amount have been converted into 2,675,576 shares of common stock, and an aggregate of 1,779,596 Series D Warrants have been exercised resulting in the issuance of 1,284,964 shares of common stock. Accordingly, as of June 30, 2012, an aggregate of $1,688,205 of principal amount of the debentures remain unconverted.

Our outstanding Series A 10% Convertible Debentures originally became due on November 7, 2008. On October 15, 2010, we entered into an agreement with our two remaining Series A Debenture holders to amend and effect a restructuring of the debentures that originally became due on November 7, 2008.  Under the amendment agreement, the Company and two debenture holders agreed: (i) to an extension of the maturity date of the debentures to June 30, 2011, (ii) that the $1,688,205 of outstanding principal amount will not bear interest from July 1, 2010 through the new maturity date, (iii) that, in exchange for the payment in cash of amounts of accrued but unpaid regular interest of approximately $638,163, and waived all additional interest and late fees, liquidated damages and certain other amounts due under the debentures (“Interest and Default Amounts”) the Company issued an aggregate of 2,552,653 shares of common stock, (iv) that all claims with regard to the payment of the Interest and Default Amounts and all prior events of default under the Debentures and breaches of any covenant, agreement, term or condition (“Defaults”) under our debentures and debenture transaction documents would be waived and the Company was released from any claims with respect to the Additional Interest and Late Fees of approximately $773,314, and Default Amounts of approximately $2,541,739, and prior Defaults Events, (v) to terminate the registration rights agreements between the Company and each debenture holder, and (vi) that the Company may force a conversion of the debentures if our common stock equals or exceeds certain price and volume conditions. There were no conversions of our debentures during 2012.

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

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of June 30, 2012 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

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

As outlined above, the Series D Warrants and placement agent warrants were exercisable at the same price as the conversion price of the debentures. If certain milestones are not met, the exercise price of such warrants may be reset. Also, the exercise price may be adjusted under anti-dilution and other price reset provisions contained in the warrants. The warrants initial exercise price of $1.15634 was reset to $0.7453 on April 1, 2007, due to the milestone-related provisions, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008. As a result of a June 2009 financing, in which the Company issued shares of common stock and warrants below the then current exercise price of the Series D Warrants, the exercise price of the outstanding Series D Warrants and placement agent warrants were adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the outstanding Series D Warrants and the placement agent warrants, issued under the Debenture agreement, were increased to an aggregate of 6,889,848 shares. As disclosed above, 1,779,596 Series D warrants were exercised, and the remaining 4,955,222 Series D warrants and 1,019,828 related placement agent warrants have expired.

The Series D Warrants contained a cashless exercise provision in the event (i) at any time after one year following the date the Series D Warrants are first exercisable there is no registration statement effective covering the resale of the shares underlying the Series D Warrants or (ii) at any time after four years following the date the Series D Warrants were issued.

The Series D Warrants contained a limitation on the amount of Series D Warrants that may be exercised at any one time in the event the holder owns beneficially more than 4.99% of our common stock without regard to the number of shares underlying the unconverted portion of the warrants. This limitation may be waived upon 61 days’ notice to us by the holder of the Series D Warrants permitting the holder to change such limitation to 9.99%.

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

We were not required to make an adjustment to the conversion or exercise price or the number of shares to be issued upon conversion or exercise of the Debentures and Series D Warrants pursuant to the subsequent equity sales anti-dilution adjustment provisions related to an “exempt issuance,” which is defined as: (A) any stock or options that are issued under our stock option plans or are approved by a majority of non-employee directors and issued (i) to employees, officers or directors or (ii) to consultants, but only if the amount issued to consultants does not exceed 400,000 shares in a 12 month period, (B) securities issued under the Debentures or Series D Warrants, (C) shares of common stock issued upon conversion or exercise of, or in exchange for, securities outstanding on the date we entered into the securities purchase agreement, (D) the issuance of the Midtown placement agent’s warrants or the shares underlying the placement agent’s warrants, or (E) the issuance of securities in an acquisition or strategic transaction approved by our disinterested directors. Under the Debenture Amendment Agreement, commencing October 15, 2010, Debenture holders agreed that an “exempt issuance” shall also include the issuance of stock or common stock equivalents authorized and approved in advance by the Company’s disinterested directors at a price per share or at a conversion or exercise price per share equal to or greater than $0.25.

In connection with our Series A Debenture financing, we entered into a registration rights agreement with purchaser of our debentures pursuant to which we agreed we would use our best efforts to file a registration statement under the Securities Act within 45 days of the first closing to permit the public resale by debenture holders of the shares that may be issued upon conversion of the Debentures and upon exercise of the Series D Warrants, including the shares of our common stock underlying the Debentures to be issued at the second closing. Pursuant to the amendments we entered into with the current debenture holders on October 15, 2010, the debenture holders agreed to terminate their registration rights agreements with us. Accordingly, we are not required to register or maintain the registration of the shares underlying the Series A Debentures and Series D warrants held be such debenture holders; however, the Company was obligated under the terms of the Registration Rights Agreement that the Company entered into with each purchaser that has fully converted its Debenture, but continued to hold Series D Warrants.

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

Midtown Partners & Co., LLC acted as placement agent for the financing pursuant to the terms of a Placement Agent Agreement, dated July 14, 2006, between us and Midtown. At the first closing, we paid or issued the following compensation to Midtown for its services as placement agent in connection with the offering: (i) sales commissions in the amount of $180,250; (ii) non-accountable expense reimbursement and legal fees of $30,000 of which $10,000 was paid prior to closing, (iii) placement agent’s warrants to purchase an aggregate of 623,520 shares (one half of the placement agent warrants were exercisable on November 6, 2006 and the remaining one-half became exercisable on April 12, 2007). The second closing took place on April 12, 2007, at which time we paid the following compensation to Midtown for its services as placement agent in connection with the offering: (i) sales commissions in the amount of $180,250; (ii) non-accountable expense reimbursement and legal fees equal to 1% of the second closing or $25,750, (iii) the remaining one-half of the placement agent’s warrants to purchase an aggregate of 311,760 shares. The Midtown placement agent’s warrants were initially exercisable at a price of $1.15634 per share for a period of five years from the date they become exercisable, the exercise price was reset as disclosed above for the convertible debentures, contain a piggyback registration right, a cashless exercise provision and are substantially identical to the warrants issued to purchasers in the Debenture and Warrant offering. As a result of the June 2009 financing, the exercise price of the placement agent’s warrants were adjusted under the anti-dilution provisions of such warrants to a price of $0.25 per share and the number of shares underlying the placement agent’s warrants would be increased to an aggregate of 1,019,828 shares. As disclosed above, an aggregate of 509,914 of the placement agent warrants expired on November 8, 2011, and the remaining 509,914 of the placement agent warrants expired on April 12, 2012.

The securities, including certain securities issued to Midtown, were not registered under the Securities Act of 1933 or any state laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Additional Capital

To the extent that additional capital is raised through the sale of our equity or equity-related securities of our subsidiaries, the issuance of our securities could result in dilution to our stockholders.  Management may seek to raise additional capital through one or more equity or debt financings, or have discussions with certain investors with regard thereto.  No assurance can be given that we will have access to the capital markets in the future, or that financing will be available on terms acceptable to satisfy our cash requirements, implement our business strategies, and meet the restrictive requirements of the debenture financing described above.  If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial condition could be materially and adversely affected.  We may be required to raise substantial additional funds through other means. We have not begun to receive material revenues from our commercial operations associated with the software products.  We cannot assure our stockholders that our technology and products will be commercially accepted or that revenues will be sufficient to fund our operations.  If adequate funds are not available to us, we may be required to curtail operations significantly, to obtain funds through entering into arrangements with collaborative partners, or others that may require us to relinquish rights to certain of our technologies or products.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition, or results of operations as of June 30, 2012 and December 31, 2011.

Financial Condition, Going Concern Uncertainties and Events of Default

The Company, previously an operating stage company, became a development stage company on April 1, 2012, the date of inception as a development stage company for financial reporting.  A development stage company, as defined by ASC-915-10 “Accounting and Reporting by Development Stage Enterprise”, is an entity that devotes substantially all of its efforts to establish a business and either of the following conditions exists: 1) the principal operations have not commenced, or 2) the principal operations have commenced, but there has been no significant revenue therefrom.  During the six months ended June 30, 2012, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Our independent registered public accounting firm’s report on the consolidated financial statements included herein, and in our Annual Report on Form 10-K for the year ended December 31, 2011, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

As of June 30, 2012, we have outstanding trade and accrued payables of $1,365,725, other accrued liabilities of $61,593, and accrued salaries and related expenses due to our employees and management of $6,668,759. Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $89,000, and $535,000 short-term notes from five investors.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of June 30, 2012 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so.  The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

During the six months ended June 30, 2012, the Company issued promissory notes to four accredited investors in the aggregate principal amount of $135,000 ($132,300, net of accrued commissions and expenses in the amount of $2,700), of which $25,000 matures on September 15, 2012, $50,000 matures on November 19, 2012, $50,000 matures on January 24, 2013, and $10,000 matures on April 11, 2013.  The short-term notes accrue interest at a rate of 12% per annum.  The Company also issued to the note holders an aggregate of 210,000 shares of common stock, and 10,800 shares of common stock to a placement agent in exchange for cash compensation of $2,700. On March 15, 2012, we received $25,000 from an accredited investor, and issued an aggregate of 100,000 shares of common stock and 300,000 Class Q Warrants. The Class Q Warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions.  The warrants expire three years after the date of issuance.

As of June 30, 2012, we had a cash balance of $219.  Subsequently and through August 20, 2012, we issued a promissory note to an accredited investor in the principal amount of $25,000 and the note accrues interest at a rate of 12% per annum, and the Company issued an aggregate of 75,000 shares of common stock to the note holder.  Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities. Currently, we are spending or incurring (and accruing) expenses of approximately $205,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees. Management believes that we will require an aggregate of approximately $2,460,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.  This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

In view of our limited revenues to date, the Company has relied and continues to rely substantially upon equity and debt financing to fund its ongoing operations, including the research and development conducted in connection with its products and conversion of accounts payable for stock. The proceeds from our financings have been and continue to be insufficient to fund our operations, pay our trade payables, repay our unconverted debentures, or accrued and unpaid wages to our employees.  Therefore, the debentures holders, our employees, or trade creditors may seek to enforce payment of amounts due to them, and our results of operations and financial condition could be materially and adversely affected and we may be unable to continue our operations.  Also, in the event we continue to be unable to pay our employees, we may suffer further employee attrition.  There can be no assurances that we will be successful in our efforts to raise any additional financing, any bank borrowing, and research or grant funding.  Moreover, in view of the current market price of and limited trading volume in our stock, we may have limited or no access to the capital markets.  Furthermore, under the terms of our agreements with the debenture holders, we are subject to restrictions on our ability to engage in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is below the current conversion price or is based upon the trading price of our securities after initial issuance or otherwise subject to re-set.  In view of the foregoing, we may be required to curtail operations significantly, or obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

During the six months ended June 30, 2012, our total stockholders’ deficit increased by $663,947 to $10,489,754, and our consolidated net loss for the period was $981,254. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

Significant Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented.  The Company, previously an operating stage company, became a development stage company on April 1, 2012, the date of inception as a development stage company for financial reporting. A development stage company, as defined by ASC-915-10 “Accounting and Reporting by Development Stage Enterprise”, is an entity that devotes substantially all of its efforts to establish a business and either of the following conditions exists: 1) the principal operations have not commenced, or 2) the principal operations have commenced, but there has been no significant revenue therefrom.  For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  Except as disclosed above and in Note 2 of our 2011 Form 10-K, there have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the six-month period ended June 30, 2012.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. There were no international revenues subject to such market risks during the six-month period ended June 30, 2012. International activities were mostly from our Signature Mapping™ revenue opportunities in South Africa and India. Therefore, we may be exposed to foreign exchange rate fluctuations as the Company continues to pursue the revenue opportunities outside the United States. As exchange rates vary, results when translated may vary from expectations and adversely impact overall expected profitability. As of June 30, 2012, the Company’s foreign currency exposure is related to accounts payable trade in the amount of $30,371.

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

As of June 30, 2012, the aggregate principal under our outstanding Series A Debentures was $1,688,205, which matured on June 30, 2011.  We have outstanding trade and accrued payables of $1,365,725, other accrued liabilities of $61,593, and accrued salaries and related expenses due to our employees and management of $6,668,759. Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $89,000, and $535,000 short-term notes from three investors.  Subsequently through the date of this report, we issued an additional short-term note in the amount of $25,000. We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the outstanding principal in the event the debenture holders make a demand for payment; it may be more expensive and difficult to obtain additional financing; and we are more vulnerable to economic downturns.

We did not make timely payment of outstanding principal when due under our Series A Debentures, and failure to make such payment is an event of default under the debentures.  We have insufficient cash resources to repay the amounts due to our debenture holders.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of June 30, 2012 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

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

During the six months ended June 30, 2012, our total stockholders’ deficit increased by $663,947 to $10,489,754, and our consolidated net loss for the period was $981,254. Our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception. Although we have obtained cash from certain financings, we continue to have outstanding loans from our chief executive officer of approximately $89,000, accrued and unpaid salaries of our executive officers in the amount of $3,058,459 and to other employees of $3,079,300, and outstanding accounts payable to a consultant/director of the Company in the amount of $590,589.  The Company’s insolvency continues to increase the uncertainties related to its continued existence.  Also, in the event we are unable to pay our employees, we may continue to experience further employee attrition which could materially adversely affect our business and operations, including our ongoing research and development activities.  As of June 30, 2102, we employed five full-time employees, and one part-time employee.  We also have six employees that are on a temporary leave of absence, and their return is uncertain.

Dilutive effect of conversion of Series A Senior Convertible Debentures, and exercise of Series D Warrants and Midtown placement agent’s warrants.

As of June 30, 2012, an aggregate of 6,752,820 of our shares are issuable upon conversion of our outstanding Series A Debentures and an aggregate of 36,208,486 of our shares are issuable upon exercise of outstanding common stock purchase warrants.  Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

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

As of August 20, 2012, our directors and executive officers beneficially owned approximately 23.0% of our shares of common stock. Accordingly, our directors, executive officers and a most highly compensated employee are entitled to cast an aggregate of 10,819,657 votes on matters submitted to our stockholders for a vote or approximately 11.6% of the total number of votes entitled to be cast at a meeting of our stockholders. These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders. These matters would include the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may discourage or prevent someone from acquiring our business.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During August 2012, the Company issued a promissory note to an accredited investor in the aggregate principal amount of $25,000, which matures on September 15, 2012.  The short-term note accrues interest at a rate of 12% per annum.  The Company also issued to the note holder an aggregate of 75,000 shares of common stock. The common stock was issued in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

On April 12, 2012, the Company issued promissory notes to accredited investors in the aggregate principal amount of $35,000. $25,000 matures on September 15, 2012, and $10,000 matures on April 12, 2013.  The short-term notes accrue interest at a rate of 12% per annum.  The Company also issued to the note holders an aggregate of 60,000 shares of common stock and 10,800 shares to the placement agent in lieu of the cash compensation. The common stock was issued in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of June 30, 2012 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

ITEM 5.     OTHER INFORMATION

Not Applicable

ITEM 6.     INDEX TO EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

	Incorporated by Reference			Filed Herewith
Exhibit Number	Description	Form	Filing Date
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)			X
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)			X
32.1	Certification Pursuant Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, As Amended (CEO)			X
32.2	Certification Pursuant Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, As Amended (CFO)			X
10.31	Amendment Agreement dated June 30, 2012, by and between Registrant and Mr. Michael W. Trudnak			X

101	XBRL interactive data to be filed by amendment in accordance to Rule 101

* Users of this data are advised pursuant to Rule 406T of Regulation S-X that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

Date: August 20, 2012