Form 10-Q/A
period 2012-06-30
Applied Visual Sciences, Inc.
filed 2012-08-22
CIK 873198

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

At August 20 2012, the Registrant had 93,468,279 shares of Common Stock, $0.001 par value, outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Applied Visual Sciences, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

In addition to the changes above, Part II, Item 6, Exhibits is hereby amended to include certifications of the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended.  These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1, and 32.2 to this amendment.

This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purpose of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.     INDEX TO EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

	Incorporated by Reference			Filed Herewith
Exhibit Number	Description	Form	Filing Date
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)			X
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)			X
32.1	Certification Pursuant Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, As Amended (CEO)			X
32.2	Certification Pursuant Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, As Amended (CFO)			X
101.INS	XBRL Instance Document *			X
101.SCH	XBRL Taxonomy Extension Schema Document *			X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *			X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *			X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *			X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *			X

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

Date: August 22, 2012