Form 10-Q
period 2012-09-30
Applied Visual Sciences, Inc.
filed 2012-11-14
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

_______________________________

FORM 10-Q

(Mark One)

X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

At November 14 2012, the Registrant had 93,468,279 shares of Common Stock, $0.001 par value, were outstanding.

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

33

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

41

ITEM 4.    CONTROLS AND PROCEDURES

41

PART II. OTHER INFORMATION

42

ITEM 1.     LEGAL PROCEEDINGS

42

ITEM 1A.  RISK FACTORS

42

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

43

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

43

ITEM 5.     OTHER INFORMATION

44

ITEM 6.     Index to EXHIBITS

44

SIGNATURES

45

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 4,296	$ 6,490
Prepaid expenses	1,334	2,610
Total current assets	5,630	9,100

Equipment, net	174,529	222,924

Other Assets
Other noncurrent assets	11,122	11,122
Intangible assets, net	339,391	363,599
Total assets	$ 530,672	$ 606,745

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 1,528,494	$ 1,356,404
Accrued wages and related	6,927,496	6,311,354
Other accrued liabilities	55,854	8,422
Notes payable and advances, related parties	89,000	89,000
Notes payable, net of discount	556,131	371,413
Convertible debentures	2,025,846	2,025,846
Derivative liabilities - embedded conversion feature of debentures	405,169	270,113
Total current liabilities	11,587,990	10,432,552

Stockholders' Equity (Deficit)
Convertible preferred stock, $0.20 par value; authorized 1,000,000 shares
Shares issued and outstanding at September 30, 2012 - none
Shares issued and outstanding at December 31, 2011 - none	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares
Shares issued and outstanding at September 30, 2012 - 93,468,279
Shares issued and outstanding at December 31, 2011 - 88,506,305	93,468	88,506
Additional paid-in capital	82,045,372	81,729,777
Accumulated comprehensive income	63,354	63,354
Deficit accumulated during operating stage	(92,323,180)	(91,707,444)
Deficit accumulated during development stage	(936,332)	-
Total stockholders' equity (deficit)	(11,057,318)	(9,825,807)
Total liabilities and stockholders' equity (deficit)	$ 530,672	$ 606,745

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
					Cumulative From
	Three Months Ended		Nine Months Ended		April, 1, 2012
	September 30		September 30		(date of inception)
	2012	2011	2012	2011	To Sept 30, 2012
Net revenues	$ -	$ -	$ -	$ 6,589	$ -

Cost of sales	-	-	-	-	-

Gross profit	-	-	-	6,589	-

Selling, general and administrative expense	404,552	515,202	1,330,447	1,967,472	809,295

Operating loss	(404,552)	(515,202)	(1,330,447)	(1,960,883)	(809,295)

Other income (expense)	(166,262)	(214)	(221,621)	1,215,294	(127,037)

Net loss	$ (570,814)	$ (515,416)	$(1,552,068)	$ (745,589)	$ (936,332)

Net loss per common share
Basic & Diluted	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.01)

Weighted average common shares outstanding
Basic & Diluted	93,442,192	85,642,411	91,974,783	84,743,568

Other comprehensive income
Comprehensive income -
beginning of period	$ 63,354	$ 63,354	$ 63,354	$ 63,354	$ 63,354
Cumulative translation
adjustments	-	-	-	-	-

Comprehensive income -
end of period	$ 63,354	$ 63,354	$ 63,354	$ 63,354	$ 63,354

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative From
	Nine Months Ended		April, 1, 2012
	September 30		(date of inception)
	2012	2011	To Sept 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,552,068)	$ (745,589)	$ (936,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	73,079	72,762	48,398
Amortization of debt discounts	36,433	-	26,596
Stock-based compensation expense	11,125	393,276	10,292
Revaluation of derivative instrument expense (income)	135,056	(1,553,149)	67,528
Revaluation of debenture default provision expense	-	337,641	-
Noncash broker compensation expense	2,700	-	2,700
Changes in operating assets and liabilities:			-
Decrease in accounts receivable	-	69,527	-
Decrease in prepaid expenses	1,276	13,688	1,276
Increase in accounts payable	272,090	260,052	178,214
Increase in accrued wages and related	786,158	843,981	508,397
Increase in other accrued liabilities	47,432	-	32,462
Net cash flows used in operating activities	(186,719)	(307,811)	(60,469)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(5,970)	-
Investment in patents	(475)	(6,103)	-
Net cash flows used in investing activities	(475)	(12,073)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	25,000	333,000	-
Proceeds from short-term notes payable, net	160,000	10,000	60,000
Reduction of short-term notes payable, related party	-	(21,200)	-
Proceeds from debenture financing, net	-	-	-
Net cash flows provided by financing activities	185,000	321,800	60,000

Net increase (decrease) in cash and cash equivalents	(2,194)	1,916	(469)
Cash and cash equivalents at beginning of the period	6,490	4,874	4,765
Cash and cash equivalents at end of the period	$ 4,296	$ 6,790	$ 4,296

Supplemental disclosure of cash flow information:
Conversion of accounts payable and other accrued liability to common stock	$ 100,000	$ 292,650	$ -
Conversion of accrued wages to common stock	170,017	11,340	99,600
Conversion of accrued wages for exercise of employee stock options	-	153,539	-
Reclassification of common stock previously subject to repurchase	-	98,946	-

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

The Company operates in North America, and Africa and Asia.  In general, revenues are attributed to the country in which the contract originates. There were no revenues for the nine months ended September 30, 2012 and $6,589 for the same period in 2011.  Our product and service categories would include software licenses, research funding, maintenance support, and hardware. The Company continues to focus efforts in developing the Signature Mapping™ imaging technologies, while at the same time pursuing opportunities for our security product/services.

The following information represents software license activities, except for the revenue in 2011 of $6,589, which is for hardware activities.

Cumulative
From
	Three Months Ended		Nine Months Ended		April, 1, 2012
GEOGRAPHIC DATA	September 30		September 30		(inception date)
	2012	2011	2012	2011	To Sept 30, 2012
Net revenues
The Americas	$ -	$ -	$ -	$ -	$ -
Africa and Asia	-	-	-	6,589	-
Total net revenue	$ -	$ -	$ -	$ 6,589	$ -

Cost of sales
The Americas	$ -	$ -	$ -	$ -	$ -

Africa and Asia	-	-	-	-	-
Total cost of sales	$ -	$ -	$ -	$ -	$ -

Operating (loss)
The Americas	$ (404,552)	$ (515,202)	$(1,330,447)	$(1,967,472)	$ (809,295)
Africa and Asia	-	-	-	6,589	-
Total operating loss	$ (404,552)	$ (515,202)	$(1,330,447)	$(1,960,883)	$ (809,295)

Depreciation and amortization
The Americas	$ 23,716	$ 24,354	$ 73,079	$ 72,762	$ 48,398
Africa and Asia	-	-	-	-	-
Total depreciation and amortz	$ 23,716	$ 24,354	$ 73,079	$ 72,762	$ 48,398

Total assets
The Americas			$ 530,672	$ 614,762
Africa and Asia			-	-
Total assets			$ 530,672	$ 614,762

Long-lived assets, net
The Americas			$ 513,920	$ 591,257
Africa and Asia			-	-
Total long-lived assets, net			$ 513,920	$ 591,257

Long-lived assets, net: consists of software, goodwill, patents, property and equipment, and other noncurrent assets.

Stock-Based Compensation

The Company has two active equity compensation plans which include the Amended and Restated 2003 Stock Incentive Plan and the 2009 Stock Compensation Plan (collectively, the “Plans”). A total of 50,000,000 shares have been reserved for issuance under these Plans in the form of stock-based awards to employees, non-employee directors and outside consultants of the Company, of which 25,108,586 shares remain available for issuance thereunder as of September 30, 2012. The grant of awards under the Plans require approval by the Compensation Committee of the Board of Directors of the Company (or the Board of Directors, in the absence of such a committee) (the “Committee”), and the Committee is authorized under the Plans to take all actions that it determines to be necessary or appropriate in connection with the administration of the Plans.

The Company adopted the provisions of ASC 718-10, “Share-Based Payment” to account for its share-based payments. ASC 718-10 requires all share-based payments to employees, or to non-employee directors as compensation for service on the Board of Directors, to be recognized as compensation expense in the consolidated financial statements based on the estimated fair values of such options as calculated using the Black-Scholes model, and the related expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience within separate groups of employees. In accordance with ASC 718-10, the Company recognized total stock-based compensation expense for employees and non-employee members of the Board of Directors for the nine months ended September 30, 2012 of $0, and $164,241 for the same period during 2011.

The Company accounts for stock options granted to non-employees in accordance with ASC 718-10 and ASC 505-50, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services.” ASC 505-50 establishes the measurement principles for transactions in which equity instruments are issued in exchange for the receipt of goods or services. The Company has relied upon the guidance provided under ASC 505-50 to determine the measurement date and the fair value re-measurement principles to be applied, and recognizes as an expense the estimated fair value of such options as calculated using the Black-Scholes model. The fair value is remeasured during the service period at each balance sheet date, and is amortized over the remaining service period to vesting for each option or the remaining term of the recipient’s contractual arrangement, whichever is shorter. The Company recognizes compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate. Total stock-based compensation expense for consultants during the nine months ended September 30, 2012 and the same period in 2011 were $11,125 and $229,035, respectively.

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

Factors considered in granting stock options included: (i) the general policy during the past five, and in the foreseeable future, of not increasing base salaries of all employees, (ii) the performance of employees, (iii) the employees’ increasing responsibilities in a dynamic, and shrinking organization, and (iv) the accomplishments achieved by the Company during the prior year.  The 2003 Plan has been the principal method for our employees and executive officers to acquire equity interests in the Company. We believe that the annual aggregate value of these awards should be set near competitive median levels for comparable companies.  We may provide a greater portion of total compensation to our executives and employees through stock options given the general policy of not increasing base salaries in the foreseeable future. Our Compensation Committee administers the 2003 Plan based on the above factors, and the Committee approved the grant of stock options to all current employees, including its named executives, during 2007 through 2009 as an incentive for continued contributions in moving our product development efforts forward.  Stock options were not granted to employees, including its named executives, during 2012 and 2011, as the Company did not achieve the desired results during 2010 and 2011. Also, the Compensation Committee, based on management’s recommendation and discussions with the Committee, may grant stock options to new employees.  There were no stock options granted to new employees during the first nine months of 2012, since there were no new employees hired during this period.

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

The Compensation Committee did not grant any stock options under the 2003 Plan during the nine months ended September 30, 2012, and the Company has reserved under the plan 11,105,447 shares to be issued upon exercise of outstanding options, and 16,590,253 remain available for future awards. Compensation expense for stock options granted is recognized over the requisite service period, which is typically the period over which the stock-based compensation awards vest.

Stock Options Exercised under the 2003 Plan

There were no stock options granted during the first nine months of 2012. During the same period in 2011, employees exercised an aggregate of 511,800 stock options using outstanding accrued wages that resulted in the aggregate issuance of 511,800 shares of common stock for a reduction in accrued wages of $153,540. Common stock was increased by $512 for the par value of the shares and paid-in capital increased by $153,028.

Summary of stock option activity under the 2003 Plan for the nine months ended September 30, 2012 issued to employees, non-employee members of the Board of Directors and consultants is as follows:

Fiscal Year and Activity	Weighted- Average Exercise Price	Number of Options
Outstanding December 31, 2011	$ 0.32	14,788,489

Fiscal 2012 activity
Granted	-	-
Exercised	-	-
Cancelled	0.30	(3,683,042)
Outstanding September 30, 2012	0.33	11,105,447

Reserved for future issuance at September 30, 2012		16,590,253

The following table summarizes additional information about the 2003 Plan stock options outstanding at September 30, 2012:

Issued and Outstanding				Exercisable
Type of Option and Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Yrs)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Price
Nonqualified Stock Options $0.30 (1) (5)	850,000	1.3	$ 0.30	850,000	$ 0.30
Nonqualified Stock Options $0.30 (2) (5)	44,000	2.3	0.30	44,000	0.30
Incentive Stock Options $0.15 - $4.05 (3)	649,300	5.2	0.98	649,300	0.98
Incentive Stock Options $0.15 - $0.30 (4) (5)	9,562,147	5.1	0.29	9,562,147	0.29
Total	11,105,447	4.9	$ 0.32	11,105,447	$ 0.32

(1) Initially issued to employees below fair value during the period of July 2003 through February 2004.
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

The following is a summary of the number and type of awards granted to, or exercised or forfeited by, employees, non-employee members of the Board of Directors and consultants pursuant to the Company’s 2009 Stock Compensation Plan for the nine months ended September 30, 2012:

	Weighted-Average Grant or Exercise Price Per Share

Fiscal Year and Activity		Number of Shares
Reserved for future issuance as of December 31, 2011		13,334,507

Fiscal 2012 activity:
Common stock awards	$ 0.06	4,816,174
Restricted stock awards	-	-
Restricted stock rights	-	-
Non-qualified stock options	-	-
Issued during 2012	0.06	4,816,174

Reserved for future issuance as of September 30, 2012		8,518,333

Stock options or restricted stock rights outstanding		-

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

During January through September 2012, employees converted accrued and unpaid wages for 3,919,425 shares of common stock.  The shares were issued under the 2009 Stock Compensation Plan.  Common stock was increased by $3,919 for the par value of the shares, paid-in capital was increased by $166,099, and accrued wages was reduced by the fair value of the stock of $170,018.

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

	(Unaudited)
Asset (Useful Life)	September 30, 2012	December 31, 2011
Software (3 years)	$ 84,224	$ 84,224
Computer equipment (3 to 5 years)	329,861	329,861
Furniture and fixtures (7 to 10 years)	488,239	488,239
Equipment (7 to 10 years)	80,727	80,727
	983,051	983,051
Less accumulated depreciation	808,522	760,127
Equipment, net	$ 174,529	$ 222,924

Depreciation expense for property and equipment was $48,396 and $55,434 in the nine months ended September 30, 2012 and 2011, respectively, and is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Goodwill and Other Intangible Assets

Intangible Assets – Intangible assets consist of acquired software and patents. Under ASC 350, “Goodwill and Other Intangible Assets,” such assets acquired including software technology is considered to have a finite life.  Management has estimated the useful life of acquired software technology to be 5 years and amortized such costs on a straight-line basis over this period. In addition, ASC 985-20, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” requires the Company to consider whether or not the software technology is impaired using a net realizable value analysis based on projected discounted cash flows. The Company prepared this analysis as of September 30, 2012, and concluded that the intangible assets are not impaired.  Patent acquisition costs pertaining to the Company’s 3i technology that covers its PinPoint™ and Signature Mapping™ intellectual property (technology not acquired through acquisition), have been capitalized as of the date incurred, and are being amortized over the 20-year legal life of the patents. The Company has been granted by the United States Patent & Trademark Office (“USPTO”) six patents related to its 3i technology. The Company evaluates the periods of amortization continually to determine whether later events or circumstances require revised estimates of useful lives. The Company’s intangible acquired software technology was fully amortized as of December 31, 2009. Therefore, there was no amortization costs associated with acquired software during the nine months ended September 30, 2012 and 2011, respectively. Amortization expense for patent acquisition costs was $24,683 and $17,328 during the nine months ended September 30, 2012 and 2011, respectively, and is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company anticipates incurring additional patent acquisition costs during 2012.

Nine Months Ended September 30, 2012
	Beginning Period Cost			Net Book Value
		Additions	Reductions
Intangibles with finite lives:
Patent acquisition costs	$ 363,599	$ 475	$ 24,683	$ 339,391

Excess of Purchase Price over Net Assets Acquired (Goodwill) – The Company follows the provisions of ASC 805-10, “Business Combinations” and ASC 350-10, “Goodwill and Other Intangible Assets.” These statements establish financial accounting and reporting standards for acquired goodwill.  Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. Effective January 1, 2002, with the adoption of ASC 350-10, goodwill must be evaluated for impairment and is no longer amortized. Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired. To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets. There was no goodwill on the consolidated balance sheet of the Company during Fiscal 2011 and the nine months ended September 30, 2012, as a net realizable value analysis was made for goodwill in prior years and such asset was considered fully impaired during those prior years. Therefore, there was no amortization expense of goodwill during the nine months ended September 30, 2012, or during the same period in 2011.

Impairment of Excess Purchase Price over Net Assets Acquired – The Company follows the provisions of ASC 350-10 “Goodwill and Other Intangible Assets” for the impairment of goodwill. The Company determines impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill. Impairment is tested annually or whenever indicators of impairment arise.  There was no goodwill on the consolidated balance sheet of the Company during Fiscal 2011 and the nine months ended September 30, 2012, as a net realizable value analysis was made for goodwill in prior years and such asset was considered fully impaired during those prior years.

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

Recently Issued Accounting Pronouncement

In July 2012, the FASB amended its authoritative guidance related to testing indefinite-lived intangible assets for impairment.  Under the revised guidance, entities testing their indefinite-lived intangible assets for impairment have the option of performing a qualitative assessment before performing further impairment testing.  If entities determine, on the basis of qualitative factors, that it is more-likely-than-not that the asset is impaired, a quantitative test is required.  The guidance becomes effective in the beginning of the Company's fiscal 2014, with early adoption permitted.  The Company is currently evaluating the timing of adopting this guidance which is not expected to have an impact on the Company's consolidated financial statements.

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

(3)

Financial Condition, Going Concern Uncertainties and Events of Default

The Company, previously an operating stage company, became a development stage company on April 1, 2012, the date of inception as a development stage company for financial reporting.  A development stage company, as defined by ASC-915-10 “Accounting and Reporting by Development Stage Enterprise”, is an entity that devotes substantially all of its efforts to establish a business and either of the following conditions exists: 1) the principal operations have not commenced, or 2) the principal operations have commenced, but there has been no significant revenue therefrom.  During the nine months ended September 30, 2012, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Our independent registered public accounting firm’s report on the consolidated financial statements included herein, and in our annual report on Form 10-K for the year ended December 31, 2011, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

As of September 30, 2012, we have outstanding trade and accrued payables of $1,528,494, other accrued liabilities of $55,854, and accrued salaries and related expenses due to our employees and management of $6,927,496. Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $89,000, and $560,000 short-term notes from five investors.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of September 30, 2012 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so.  The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

During the nine months ended September 30, 2012, the Company issued promissory notes to four accredited investors in the aggregate principal amount of $160,000 ($157,300, net of accrued commissions and expenses in the amount of $2,700), of which $100,000 matures on December 31, 2012, $50,000 matures on January 24, 2013, and $10,000 matures on April 11, 2013.  The short-term notes accrue interest at a rate of 12% per annum.  The Company also issued to the note holders an aggregate of 285,000 shares of common stock, and 10,800 shares of common stock to a placement agent in exchange for cash compensation of $2,700. On March 15, 2012, we received $25,000 from an accredited investor, and issued an aggregate of 100,000 shares of common stock and 300,000 Class Q Warrants. The Class Q Warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions.  The warrants expire three years after the date of issuance.

As of September 30, 2012, we had a cash balance of $4,296. Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities. Currently, we are spending or incurring (and accruing) expenses of approximately $205,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees. Management believes that we will require an aggregate of approximately $2,460,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.  This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

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

During the nine months ended September 30, 2012, our total stockholders’ deficit increased by $1,231,511 to $11,057,318, and our consolidated net loss for the period was $1,552,068. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

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

Other Common Stock Issued Including Exercises of Warrants and Options

During the nine months ended September, 30, 2012, the Company issued promissory notes to four accredited investors in the aggregate principal amount of $160,000, of which $100,000 matures on December 31, 2012, $50,000 matures on January 24, 2013, and $10,000 matures on April 11, 2013. The notes accrue interest at a rate of 12% per annum. The Company also issued to the note holders an aggregate of 285,000 shares of common stock.  The relative fair value of the common stock of $11,715 was recorded as a discount to the notes payable and will be amortized over the term of the notes.  Common stock was increased by $285 for the par value of the shares, $11,430 was applied to paid-in-capital, and $10,405 was recorded to other expense for the amortization of the debt discount during 2012. The Company also issued 10,800 shares of common stock to a broker as a placement fee for the issuance of short-term notes.  Common stock was increased by $11 for the par value of the shares, paid-in capital was increased by $2,689 for the fair value of the shares, and $2,700 was charged to interest expense.

During the nine months ended September 30, 2012, company employees converted accrued and unpaid wages for an aggregate of 3,919,425 shares of common stock.  The shares were issued under the 2009 Stock Compensation Plan.  Common stock was increased by $3,919 for the par value of the shares, paid-in capital was increased by $166,099, and accrued wages was reduced by the fair value of the stock of $170,018.

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

Other Common Stock Purchase Warrants Issued, Expired, or Forfeited

During the nine months ended September 30, 2012, an aggregate of 4,862,385 common stock purchase warrants and related placement agent warrants expired, of which 47,564 were placement agent warrants, 3,012,523 Series D warrants, 864,798 Class E warrants, and 937,500 Class G warrants.

The Company has issued warrants as compensation to its note holders, placement agents and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.  The table below shows by category, the warrants issued and outstanding at September 30, 2012.

Common Stock Purchase Warrants	Number of Warrants Outstanding and Exercisable	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Note and debenture holders	10,000	December 2007	$ 0.70	December 2012
	18,293	February 2009	0.41	February 2014
	150,000	January 2010	0.25	January 2015
	78,750	September 2010	0.25	September 2015
	257,043

Private placement investors	1,500,000	February 2008	0.70	February 2013
	214,285	March 2008	0.75	March 2013
	2,142,850	April 2008	0.70	April 2013
	2,682,553	Sept to Dec 2008	0.41	Sept to December 2013
	4,358,981	Jan to April 2009	0.41	Jan to April 2014
	800,000	June to July 2009	0.25	June to July 2014
	3,881,973	July to August 2009	0.25	December 2016
	214,285	September 2009	0.41	December 2012
	2,099,007	Oct to Dec 2009	0.25	Oct to December 2014
	400,000	November 2009	0.25	December 2016
	800,000	March to May 2010	0.25	December 2016
	2,499,568	March to June 2010	0.25	March to June 2015
	150,752	August 2010	0.25	December 2016
	3,731,155	July to Sept 2010	0.25	July to September 2015
	5,301,345	Oct to Dec 2010	0.25	Oct to December 2015
	400,000	Nov to Dec 2010	0.50	Nov to December 2013
	800,000	February 2011	0.25	February 2014

	600,000	February 2011	0.25	February 2016
	88,000	October 2011	0.25	October 2014
	300,000	March 2012	0.25	March 2015
	32,964,754

Placement agents	272,827	June 2009	0.45	June 2014
	108,000	July 2009	0.25	July 2014
	205,000	December 2009	0.28	December 2014
	72,000	February 2011	0.25	February 2016
	657,827

Consultants	60,000	February 2008	0.54	February 2013
	200,000	December 2009	0.25	December 2014
	63,000	June to Aug 2009	0.25	June to August 2014
	14,000	August 2010	0.25	August 2015
	14,000	September 2010	0.28	September 2015
	128,000	December 2010	0.50	December 2013
	479,000

Total Warrants Issued/Outstanding	34,358,624

As of September 30, 2012, approximately 11,296,906 of the above warrants may be exercised pursuant to the cashless exercise provisions of such warrants and, if so exercised, the shares may be subsequently resold under the provisions of Rule 144 under the Securities Act. Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.

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

On October 22, 2012, the Company was notified that the TBDx™ manuscript "Proof-of-Concept" Evaluation of an Automated Sputum Smear Microscopy System for Tuberculosis Diagnosis has been accepted by the Public Library of Science for their publication PLoS ONE.  Public Library of Science is a nonprofit publisher and advocacy organization whose mission is to lead a transformation in scientific and medical research communication.  The manuscript reports the findings from the initial evaluation of TBDx™ in 2011, and is expected to be available by January 2013.

On October 19, 2012, the TBDx™ protocol, drafted by the South African National Health Laboratories Service - Center for Tuberculosis, the Aurum Institute, and the Company, was approved by the Ethics Committee of the London School of Tropical Medicine.  The evaluation of TBDx™ for a 1,600 patient case is scheduled to begin in Johannesburg, South Africa, on or about November 26, 2012, and is expected to be completed during December 2012.  The performance of TBDx™ will be compared against standard microscopy, and with culture as a reference standard. Evaluation results are not expected to be known until the end of January 2013.

During October 2012, the company has exchanged TBDx™ performance information with the Head of Bacteriology with the Research Institute for Tuberculosis (RIT). This Institute is a part of the Japan Anti-Tuberculosis Association. Dr. Satoshi Mitarai has reviewed the TBDx™ technology and performance on panel slides and has expressed a keen interest in evaluating the technology in Japan. As a member of the World Health Organization and the Technical Advisory Group, Dr. Mitarai has noted that sputum microscopy remains a vital technology in the fight against TB, and that molecular tests such as GeneXpert have costs that are simply too high to deploy broadly.  Dr. Mitarai believes that TBDx™ could prove to be a vital tool in detecting TB and would like to evaluate the technology in his labs.

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

The following table presents the Company’s hierarchy for its financial assets and liabilities at fair value on a recurring basis as of September 30, 2012:

	Level 1	Level 2	Level 3	Total
Nonderivatives:
Cash and cash equivalents	$ 4,296	$ -	$ -	$ 4,296
Current debt	89,000	-	-	89,000

Derivatives:
Convertible debentures	-	-	2,025,846	2,025,846
Embedded conversion feature of debentures	-	-	405,169	405,169
Common stock issued with notes	-	-	556,131	556,131

The estimated fair values of the Company’s financial instruments are as follows:

Liabilities Measured at Fair Value	Convertible Notes and Debentures, Net of Discount (1)	Embedded Conversion Feature of Debentures (2)	Common Stock Issued with Notes (3)	Total
Beginning balance as of December 31, 2011	$ 2,025,846	$ 270,113	$ 371,413	$ 2,667,372
Revaluation (gain)/loss in interest expense	-	135,056	-	135,056
Issuances, net of discount	-	-	148,285	148,285
Amortization of discount	-	-	36,433	36,433
Ending balance as of September , 2012	$ 2,025,846	$ 405,169	$ 556,131	$ 2,987,146

Total (gain)/loss from revaluation of derivatives and event of default included in earnings for the period and reported as an adjustment to interest	$ -	$ 135,056	$ 36,433	$ 171,489

(1) The balance as of September 30, 2012, includes $1,688,205 for the outstanding convertible debentures issued November 8, 2006 and April 12, 2007, and an additional amount of $337,641 for the event of default provision under the debentures October 15, 2010 amendment agreement.

(2) Represents the conversion feature of outstanding convertible debentures issued November 8, 2006 and April 12, 2007.  The fair value of the conversion feature since May 20, 2009, the final milestone reset date of the debentures, was determined using market quotation.

(3) The balance as of September 30, 2012, includes $560,000 for outstanding short-term notes payable issued October 2011 through August 2012, less the remaining note discount of $3,869 for issuance of common stock to note holders as inducement for the notes.  The note discount is being amortized over the life of the notes.

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

TBDx™ - TBDxV™

The Company has developed two fully-automated, computer-vision diagnostic products for the detection of tuberculosis (“TB”). Both Signature Mapping TBDx™ for use in laboratory environments using Auramine-O staining protocols and Signature Mapping TBDxV™, a decision support visualization technology, for use in laboratory environments using Ziehl-Neelsen staining protocols can address the approximately 80 million diagnostic slides analyzed by clinical lab technicians each year. Both products are targeted to government and private institutions that diagnose tuberculosis patients.

•

TBDx™ is a fully-automated hardware and software technology platform that is capable of: (i) automatically managing 1-200 slides without human intervention, (ii) digitally capturing patient information (eliminates human recordation errors), (iii) adjusting focus for variances in sputum location, quality and topology, (iv) capturing high-quality digital images (standard 100 images per slide or user-defined), (v) automated identification of M Tuberculosis bacilli if present, and (vi) robust user-defined reporting and communication of diagnostic results. Phase II clinical trials were undertaken and completed in South Africa during 2011. Slides used in the clinical trial were provided from the international Thibela TB Study trial conducted by The Aurum Institute for Health Research.

•

TBDxV™, the precursor to TBDx™, is a fully-automated visualization technology that maintains the same slide capacity range and digital image quality as TBDx™. TBDxV™, using high-resolution touch-screen monitors, provides the microscopist with a fast, easy-to-use system for the analysis of high-quality images, thereby alleviating the tedious and error prone diagnosis using a microscope. TBDxV™ assists microscopists in decision-making, specifically on the most difficult scanty cases, through access to advanced visualization tools. The visualization tools are applicable to both Auramine-O and Ziehl-Neelsen staining processes.

•

The Company believes that the performance of both products could be further enhanced through the exploration of new staining techniques. Further, design initiatives have been discussed that would allow the products to be deployed at the point-of-care, a major strategic initiative of The World Health Organization. To advance these design ideas from concepts - to proof of concept - to working models ready for clinical evaluation, the company will need to develop strategic partnerships with academic institutions capable of providing targeted technological input and research capabilities. The company has begun the process of reaching out to academic institutions.  One such potential institution is the Clinical Microbiology Laboratory at the Stanford University Medical Center.  The Medical Center has extensive expertise in infectious diseases and has expressed a willingness to assist the Company in planning and executing technology research and development.  A formal business relationship is under development.

•

India processes more tuberculosis diagnostic cases than anywhere in the world and the workload continues to overwhelm the country's monetary and laboratory resources. The Company has been working closely with the Indian Government and other private organizations to provide the requisite slides, culture confirmed diagnostic results, and the domain knowledge to transition TBDx™ for fully-automated slide management and TB detection under Ziehl-Neelsen staining protocols.

•

The Aurum Institute is scheduled to present an update on the latest TBDx™ performance metrics and algorithm improvements during the 43rd Union World Conference on Lung Health in Kuala Lumpur on November 14, 2012.  Dr. David Clark, Deputy CEO for The Aurum Institute, will be making a poster presentation.

•

The Johns Hopkins University is in the processes of revising their evaluation protocol and submitting it to the National Institute of Allergies and Infectious Diseases for final approval. When this has been finalized the Company will be receiving slides as part of a blind study intended to evaluate the sensitivity and specificity of the TBDx™ technology.  Final decisions are expected in November, 2012.

•

The Joint Clinical Research Center in Kampala, Uganda is in the process of completing a research protocol for the evaluation of the TBDx™ technology. It is likely that the evaluation will begin in January, 2013.

•

Dr. Luis Cuevas of the Liverpool School of Tropical Medicine has receive funding from the European and Developing Countries Clinical Trials Partnership (EDCTP) to conduct a tuberculosis research project in Abuja, Nigeria, and a portion of this project funding will be used to evaluate the TBDx™ technology. A protocol for the evaluation is under development and is expected to be finalized in late November and December.  The ethical approval is expected in January 2013 and though a start date has not been established yet, it is expected that the evaluation will begin in February 2013.

•

The Company has been in contact with a Chinese Government tuberculosis hospital in Tsingtao. Preliminary protocols are being exchanged to establish R&D for TB detection under Ziehl-Neelsen staining and then to conduct a clinical blind study with the intent to evaluate the product for commercialization in China. Though a start date has not been established yet, it is expected that the evaluation will begin in early 2013.

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

Recent Developments - Signature Mapping™

Development continues in the refinement of TBDx™ and its detection algorithms.  Additional classifiers have been created to improve both sensitivity and specificity.  The underlying scripting language has been re-written to enable laboratories to either use TBDx™ as a diagnostic tool or as a pre-screening technology that identifies probable candidate TB cases that are confirmed by a secondary technology. The ability to communicate to and from the camera and TBDx™ technology will permit the system to acquire a pre-set number of images, then move to another location on the slide and capture additional images. Also, the system can monitor the acquisition of the images and stop the acquisition process once the algorithms have determined that a case is severely infected.  Internal testing continues to validate the progress of algorithm improvements.  Sensitivity has improved to 89% and specificity has climbed to 70%. These results best illustrate how the technology can be used in tandem with a secondary diagnostic technology such as PCR.  Furthermore, significant improvements have been achieved in specificity where TBDx™ can achieve the same performance level (98%) as a microscopist, with better sensitivity (62%)

On July 10, 2012, The Aurum Institute was notified that the TBDx™ abstract was accepted by the 43rd Union World Conference.  The Aurum Institute is scheduled to present an update on the latest TBDx™ performance metrics and algorithm improvements during the conference in Kuala Lumpur in November 14, 2012.  Dr. David Clark, Deputy CEO of The Aurum Institute, will be making a poster presentation.

On April 26, 2012, the Company held a meeting in New Delhi, India, at the LRS Institute of Tuberculosis and Respiratory Disease to finalize the technical components and operating budget of a multi-site, nine-month project.  The proposed project contains three phases: (i) clinical evaluation of TBDxV™ (tuberculosis visualization software), (ii) development of automated detection algorithms for use in Ziehl-Neelsen (ZN) laboratory settings; and, (iii) clinical evaluation of TBDx™ for the automated detection of TB in ZN stained sputum slides.  The grant funding proposal was submitted to the Department of Biotechnology (“DBT”) on April 30, 2012.  The Company received notification that DBT and its affiliates would participate in a clinical study upon the Company funding the program.  The company is working towards an equitable solution.

On March 28, 2012, the Company held a demonstration of TBDx™ at the National Health Laboratory Services (“NHLS”) in Johannesburg, South Africa. The attendees included Dr. Michael Kimerling, Senior Program Officer in Tuberculosis for the Bill & Melinda Gates Foundation, Dr. Ishmail, Director of the Center for Tuberculosis (National Institute for Infectious Diseases), and Dr. David Clark, Deputy CEO of The Aurum Institute. The demonstration was at the request of Dr. Kimerling following a presentation he attended at the 2012 Conference on Retrovirals and other Opportunistic Infections (“CROI”) where results of our TBDx™ clinical trial were presented.  Dr. Kimerling was especially interested in the results of our recent internal testing and a presentation illustrating the per-positive case cost advantages of using TBDx™.

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

CONSOLIDATED RESULTS OF OPERATIONS

Results of Operations

Three months Ended September 30, 2012 Compared to the Three months Ended September 30, 2011

The following analysis reflects the condensed consolidated results of operations of the Company and its subsidiaries.

Net Revenues. There were no revenues for the three month period ended September 30, 2012. Net revenue for the same period in 2011 of $6,589 was from the sale of hardware and related, specifically freight, duty and taxes reimbursed by the customer for the shipment of TBDx™.

Cost of Sales.  There was no cost of sales for the three months ended September 30, 2012, and the same period in 2011. The freight, duty and taxes billed during 2011 were expensed in December 2010.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended September 30, 2012 of $404,552, decreased by $110,650 (21.5%), as compared to $515,202 for the same period in 2011. The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the three-month period.

					Cumulative From
					April 1, 2012
	Three Months Ended September 30				(date of inception)
	2012	2011	$ Change	% Change	To Sept 30, 2012
Payroll and related costs	$ 236,363	$ 236,770	$ (407)	(0.2)	$ 468,772
Professional fees	60,594	87,262	(26,668)	(30.6)	140,135
Research and development costs	46,956	57,821	(10,865)	(18.8)	61,415
Other operating expenses	36,923	61,811	(24,888)	(40.3)	80,283
Depreciation and amortization	23,716	24,354	(638)	(2.6)	48,398
Stock-based compensation	-	47,184	(47,184)	(100.0)	10,292
Total	$ 404,552	$ 515,202	$ (110,650)	(21.5)	$ 809,295

Payroll and related costs, which includes salaries, commissions, taxes and benefits, decreased $407 (0.2%). The Company currently employs five full-time and one part-time employee, compared to six full-time and one part-time employee for the same period in 2011.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees decreased for the three months ended September 30, 2012 versus the same period last year by $26,668 (30.6%) due to: (i) an increase in legal fees of $1,893 as a result of increased activities for SEC compliance and reporting, (ii) decrease in general consultants of $27,034, (iii) a net decrease of $1,527 for various miscellaneous services and fees, and (iv).

Research and development (“R&D”) costs decreased for the three months ended September 30, 2012, compared to the same period last year by $10,865 (18.8%), due to redirecting R&D activities for Signature Mapping TBDx™ and TBDxV™ projects.

Other operating expenses decreased by $24,888 (40.3%) to $36,923 for the three months ended September 30, 2012 as compared to $61,811 for the same period in 2011. The decrease is attributed to reduced travel costs of $2,793, lower administrative expenses by $3,073, and a decrease of $19,022 in not renewing various business insurance policies.

Depreciation and amortization expense in selling, general, and administrative for the three months ended September 30, 2012, is $23,716, compared to the same period for 2011 of $24,354, or a decrease of $638 (2.6%).

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee members of our Board of Directors, and consultants in lieu of cash compensation. During the three months ended September 30, 2012, the Company did not recognize an expense associated with employees and directors stock-based compensation, nor an expense for consulting services. During the same period of 2011, the Company did not recognize stock-based compensation expense for employees and directors, and recognized an expense of $47,184 for consulting service. Stock-based compensation expense for consultants decreased $47,184 (100.0%) during 2012 as a result of reduced use of stock-based compensation versus cash compensation for consultants.

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

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income and expense. Other expense for the three months ended September 30, 2012 was $166,262 compared to $214 for the same period last year, for a increase in other income of $163,360 (80.6%), reflecting .

There was no interest income from interest bearing accounts for the three months ended September 30, 2012, or for the same period in 2011, due to low average daily cash balances in interest bearing accounts during the periods.

For the three months ended September 30, 2012, the Company had other non-operating expense of $166,262, compared to $214 for the same period in 2011, or an increase in non-operating expense of $166,048.  The components of other non-operating income for the third quarter of 2012 and the variances to the same period in 2011 include: (i) debt discount amortization costs in 2012 of $14,646 with no expense in 2011, (ii) interest expense for 2012 of $16,560 as a result of the October 2011 through August 2012 short-term promissory notes, whereby $214 for the same period in 2011, (iii) an expense of $135,056 in 2012 for the revaluation of beneficial conversion feature of the outstanding debentures, compared to income in 2011 of $337,641, and (iv) no expense in 2012 for an event of default related to the convertible debentures, whereas an expense of $337,641 for the same period in 2011. Non-cash non-operating expense included above for the three months ended September 30, 2012 was $149,702, compared to no such non-cash expense for the same period in 2011.

Net Income (Loss) and Net Income (Loss) per Common Share.  Net loss for the three months ended September 30, 2012 was $570,814, compared to $515,416 for the same period in 2011, for an increase in net loss of $55,398 (10.7%). Net income (loss) for the Company per common share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of shares outstanding. Net income (loss) per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from contingently issuable shares (i.e. common stock purchase warrants and stock options issued and outstanding).

Reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three Months Ended September 30
	2012	2011
Numerator:
Net loss	$ (570,814)	$ (515,416)

Denominator:
Weighted average common shares outstanding - basic and diluted	93,442,192	85,642,411

Net loss per common share:
Basic and diluted	($0.01)	($0.01)

Nine months Ended September 30, 2012 Compared to the Nine months Ended September 30, 2011

The following analysis reflects the condensed consolidated results of operations of the Company and its subsidiaries.

Net Revenues.  There were no revenues for the nine month period ended September 30, 2012. Net revenue for the same period in 2011 of $6,589 was from the sale of hardware and related, specifically freight, duty and taxes reimbursed by the customer for the shipment of TBDx™.

Cost of Sales.  There was no cost of sales for the nine months ended September 30, 2012, and the same period in 2011. The freight, duty and taxes billed during 2011 were expensed in December 2010.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the nine months ended September 30, 2012 of $1,330,447, decreased by $637,025 (32.4%), as compared to $1,967,472 for the same period in 2011. The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the nine-month period.

					Cumulative From
					April 1, 2012
	Nine Months Ended September 30				(date of inception)
	2012	2011	$ Change	% Change	To Sept 30, 2012
Payroll and related costs	$ 734,759	$ 828,179	$ (93,420)	(11.3)	$ 468,772
Professional fees	317,437	307,837	9,600	3.1	140,135
Research and development costs	79,427	190,535	(111,108)	(58.3)	61,415
Other operating expenses	114,620	174,883	(60,263)	(34.5)	80,283
Depreciation and amortization	73,079	72,762	317	0.4	48,398
Stock-based compensation	11,125	393,276	(382,151)	(97.2)	10,292
Total	$ 1,330,447	$ 1,967,472	$ (637,025)	(32.4)	$ 809,295

Payroll and related costs, which includes salaries, commissions, taxes and benefits, decreased $93,420 (11.3%), due to two employees being on a leave of absence effective April 1, 2011 and cancellation of some employee benefits. The Company currently employs five full-time and one part-time employee, compared to six full-time and one part-time employee for the same period in 2011.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees increased for the nine months ended September 30, 2012 versus the same period last year by $9,600 (3.1%) due to: (i) an increase in legal fees of $74,229 for services related to financing activities not incurred during the same period in 2011, offset by lower fees for SEC compliance reporting and immigration fees and legal services, (ii) decrease in general consultants of $60,454, and (iii) a net decrease of $4,175 for various miscellaneous services and fees.

Research and development (“R&D”) costs decreased for the nine months ended September 30, 2012, compared to the same period last year by $111,108 (58.3%), due to redirecting R&D activities for Signature Mapping TBDx™ and TBDxV™ projects.

Other operating expenses decreased by $60,263 (34.5%) to $114,620 for the nine months ended September 30, 2012 as compared to $174,883 for the same period in 2011.  The decrease is attributed to reduced insurance costs by $65,950 in not renewing various business policies, a decrease in administrative expenses of $4,579, offset by an increase in travel costs of $3,296, and increased marketing costs of $6,970.

Depreciation and amortization expense in selling, general, and administrative for the nine months ended September 30, 2012, is $73,079, compared to the same period for 2011 of $72,762, or an increase of $317 (0.4%).

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee members of our Board of Directors, and consultants in lieu of cash compensation. During the nine months ended September 30, 2012, the Company did not recognize an expense associated with employees and directors stock-based compensation, and recognized $11,125 of consulting expense. During the same period of 2011, the Company recognized stock-based compensation expense for employees and directors of $164,241 and consultants of $229,035. The decrease in stock-based compensation for employees and non-employee directors of $164,241 (100.0%) is due to no issuance of incentive stock options to: (i) employees in 2010 or 2011, whereas stock options were issued to employees during prior years and amortized over the two year vesting period, and (ii) non-employee directors during 2011, whereas such stock options were issued in 2010 and amortized over the one year vesting period.  Stock-based compensation expense for consultants decreased $217,910 (95.1%) during 2012 as a result of reduced use of stock-based compensation versus cash compensation for consultants.

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

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income and expense. Other expense for the nine months ended September 30, 2012 was $55,359 compared to other income of $1,215,508 for the same period last year, for a net decrease in other income of $1,270,867 (104.6%).

There was no interest income from interest bearing accounts for the nine months ended September 30, 2012, or for the same period in 2011, due to low average daily cash balances in interest bearing accounts during the periods.

For the nine months ended September 30, 2012, the Company had other non-operating expense of $221,621, compared to non-operating income of $1,215,294 for the same period in 2011, or a decrease in other non-operating income of $1,436,915 (118.2%).  The components of 2012 and the variances to the same period in 2011 include: (i) financing costs in 2012 of $2,700 for placement agent commission related to the 2012 promissory notes versus no such expense in 2011, (ii) debt discount amortization costs in 2012 of $36,433 with no expense in 2011, (iii) interest expense for 2012 of $47,432 as a result of the October 2011 through August 2012 short-term promissory notes, compared to $214 during the same period in 2011, and (iv) an expense of $135,056 in 2012 for the revaluation of beneficial conversion feature of the outstanding debentures, compared to income in 2011 of $1,553,149, and (v) no expense in 2012 for an event of default related to the convertible debentures, whereas an expense of $337,641 for the same period in 2011. Non-cash non-operating expense included above for the nine months ended September 30, 2012 was $174,189, compared to non-cash non-operating income for the same period in 2011 of $1,215,508.

Net Income (Loss) and Net Income (Loss) per Common Share.  Net loss for the nine months ended September 30, 2012 was $1,552,068, compared to the same period in 2011 of $745,589, for an increase in net loss of $806,479 (108.2%). Net income (loss) for the Company per common share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of shares outstanding. Net income (loss) per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from contingently issuable shares (i.e. common stock purchase warrants and stock options issued and outstanding).

Reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Nine Months Ended September 30
	2012	2011
Numerator:
Net loss	$ (1,552,068)	$ (745,589)

Denominator:
Weighted average common shares outstanding - basic and diluted	91,474,783	84,743,568

Net loss per common share:
Basic and diluted	($0.02)	($0.01)

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Nine Months Ended September 30
	2012	2011
Net cash used in operating activities	$ (186,719)	$ (307,811)
Net cash used in investing activities	(475)	(12,073)
Net cash provided by financing activities	185,000	321,800
Net increase (decrease) in cash	$ (2,194)	$ 1,916

Net Cash Used in Operations

Net cash used in operating activities for the nine months ended September 30, 2012, was $186,719, compared with net cash used in operating activities of $307,811 during the same period for 2011, or a decrease in the use of cash for operating activities of $121,092 (39.3%). The decrease in the use of cash is due to: (i) lower revenues of $6,589 (100.0%), (ii) lower operating costs including but not limited to a decrease in selling, general and administrative costs (other than depreciation and amortization, and stock based compensation) of $255,191 (17.0%), and an increase in net non-operating expense (other than noncash items) of $47,218; and (ii) offset by a net decrease in components of operating assets and liabilities of $80,292 (6.8%).

Net Cash Used in Investing Activities

Net cash used in investing activities of $475 was for the costs of patent applications for the nine months ended September 30, 2012. This compares with net cash used for the same activities of $12,073 for same period in 2011, or a decrease of $11,598, or 96.1%. The net decrease is comprised of lower equipment costs for the TBDx™ project of $5,970, and a decrease in patent costs of $5,628. The Company anticipates it will incur equipment costs during the current fiscal year ending December 31, 2012, as we design add-on features that extend our current products into other areas, and ongoing patent costs related to further protection of our PinPoint™ and Signature Mapping™ products.

Net Cash Provided by Financing Activities

Net proceeds from financing activities were $185,000 for the nine months ended September 30, 2012, compared with $321,800 for the same period in 2011, or a decrease of $136,800 (42.5%). Of the 2012 net proceeds from financing activities, $25,000 (13.5%) was from the issuance of a new equity financing, and $160,000 (86.5%) from the issuance of short-term promissory note. The decrease in the net cash provided by financing activities is due to (i) a decrease in use of funds of $21,200 to reduce short-term note payable to an executive of the Company, (ii) an increase in funds of $150,000 from short-term notes payable, and (iii) a decrease of $308,000 from the issuance of new equity financings. Management is seeking, and expects to continue to seek to raise additional capital through equity or debt financings or bank borrowings, including through one or more equity or debt financings or bank borrowings to fund its operations, repay or repurchase its debentures, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

Cash and Cash Equivalents

Our cash and cash equivalents decreased during the nine months ended September 30, 2012 by $2,194, compared to an increase in cash and cash equivalents during the same period in 2011 of $1,916.  As outlined above, the decrease in cash and cash equivalents for the current period in 2012 was the result of; (i) cash used in operating activities of $186,719, (ii) cash used for patent costs of $475, and (iii) an increase in cash by $185,000 from financing activities. The net change in cash and cash equivalents for the nine months ended September 30, 2012, as compared to the same period in 2011, was $4,110 (214.5%), and is the result of (i) a decrease in cash used in operating activities of $121,092 (39.3%), (ii) a decrease from the net purchase of equipment and patent costs of $11,598 (96.1%), and (iii) an offset by a reduction in financing activities of $136,800 (42.5%).

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

	(unaudited)
Category	September 30, 2012	December 31, 2011
Cash and cash equivalents	$ 4,296	$ 6,490

Current assets	5,630	9,100
Current liabilities	11,587,990	10,432,552
Working capital (deficit)	$ (11,582,360)	$ (10,423,452)

As of September 30, 2012, the Company had a working capital deficit of $11,582,360, compared to $10,423,452 at December 31, 2011, or an increase in working capital deficit of $1,158,908 (11.1%). As of September 30, 2012, the Company had cash and cash equivalents of $4,296 as compared to $6,490 on December 31, 2011. The decrease in cash and current assets of $3,470 is the net result of our operating, investing and financing activities outlined above. For 2012, current liabilities increased $1,020,382 (12.5%), with specific decreases in liabilities of $270,017, including (i) $170,017 for conversion of accrued wages for stock, (iii) $100,000 for conversion of accounts payable for stock, and specific increases in current liabilities of $1,290,399, including: (i) $47,432 in accrued interest, (ii) $272,090 in trade and accrued payables, (iv) $184,718 short-term note payable, net of debt discount, and (v) $786,159 for the continued accrual of unpaid wages and related expenses for all employees.

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

Recent Financing Arrangements

2012 Short-Term Promissory Notes

During the nine months ended September 30, 2012, the Company issued promissory notes to four accredited investors’ in the aggregate principal amount of $160,000 ($157,300, net of accrued commissions and expenses in the amount of $2,700), of which $100,000 matures on December 31, 2012, $50,000 matures on January 24, 2013, and $10,000 matures on April 11, 2013.  The short-term notes accrue interest at a rate of 12% per annum.  The Company also issued to the note holders an aggregate of 285,000 shares of common stock, and 10,800 shares of common stock to a placement agent in exchange for cash compensation of $2,700. The relative fair value of the common stock of $11,715 was recorded as a discount to the notes payable and will be amortized over the term of the notes.  The notes are under the same terms and conditions as the 2011 short-term promissory notes, except the maturity date and the number of shares issued as noted above.

Other Liabilities

2011 Short-Term Promissory Notes

During October and November 2011, the Company issued twelve-month promissory notes to accredited investors in the aggregate principal amount of $400,000. The notes accrue interest at a rate of 12% per annum. $300,000 of the notes matures on January 24, 2013, and $100,000 matures on December 31, 2012. The Company also issued to the note holders an aggregate of 400,000 shares of common stock.  The relative fair value of the common stock of $34,700 will be amortized over the term of the notes.  The Company also issued 250,000 shares of common stock as compensation in connection with the financing for a fair value of $25,000. The notes may be prepaid in whole or in part at any time without premium or penalty, with all prepayments first applied to accrued interest, and then to principal payments. An event of default may occur under the notes if (i) the Company’s failure to pay when due any principal or interest under the note, (ii) the material violation by the Company of any representation, warranty, covenant or agreement contained in the note, (iii) an assignment for the benefit of creditors by the Company, (iv) the application for the appointment of a receiver or liquidator for the Company or the property of the Company, or (v) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors with respect to or by the Company; provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within thirty (30) days of the date of such petition.  If an event of default occurs under the note, the note shall be in default immediately and without any notice, and the entire unpaid principal sum of the Note, together with any accrued interest, shall at the option of the holder thereof become immediately due and payable in full, in accordance with the terms of the note. Upon the occurrence of an event of default, the

Company agrees to pay reasonable collection or enforcement costs and expenses, including reasonable attorneys’ fees and interest from the date of the default at the rate of ten percent (10%) per annum computed on the unpaid principal balance.

2006 through 2011 Short-Term Promissory Notes, Related Party

On April 21, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, our Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned the Company $200,000. The Company issued a non-negotiable promissory note, dated effective April 21, 2006, to Mr. Trudnak in the principal amount of $200,000. The note is unsecured, non-negotiable and non-interest bearing. The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default. The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum. The note is not assignable by Mr. Trudnak without our prior consent. The Company may prepay the note in whole or in part upon ten days notice. On October 21, 2006, Mr. Trudnak extended the due date of the loan to December 31, 2006. Subsequently, on October 3 and October 18, 2006, Mr. Trudnak loaned the Company $102,000 and $100,000, respectively, on substantially the same terms as the April 21, 2006 loan, except that each loan is due six months after the date thereof. Accordingly, following such additional loans, the Company owed an aggregate of approximately $402,000 to Mr. Trudnak. On November 10, 2006, Mr. Trudnak extended the due dates of such loans to May 31, 2007, except that $100,000 of the April 21, 2006, loan becomes due upon the Company raising $2,500,000 in financing after November 6, 2006, and the remaining amount of $202,000 of such loans become due upon the Company raising an aggregate of $5,000,000 in financing after November 6, 2006, and prior to May 31, 2007. Following the first closing of our Debenture and Series D Warrant financing on November 8, 2006, the Company repaid $100,000 on November 20, 2006, in principal amount of the April 1, 2006 loan, and paid an additional $100,000 to Mr. Trudnak on April 17, 2007 upon the second closing of our Debenture and Series D Warrant financing. On May 31, 2007, Mr. Trudnak extended the due dates of the remaining loans to May 31, 2008. Although, the anticipated payment of $202,000 had not been made, and Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008, and $5,000 on September 14, 2011, for cumulative loans of $231,000.  The maturity date of the outstanding loans was extended to May 31, 2009, then to May 31, 2010, June 30, 2011, December 31, 2011, and subsequently to June 30, 2012. On June 30, 2012, the outstanding loans were extended to December 31, 2012. The Company repaid an aggregate of $108,900 of the notes during 2010, and repaid an aggregate of $33,100 during 2011, resulting in an outstanding balance at September 30, 2012 of $89,000. The terms of the above transaction were reviewed and approved by the Company’s audit committee and by the independent members of our Board of Directors.

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

As of September 30, 2012, an aggregate of $3,461,795 in principal amount of the Series A Debentures have been converted into 8,730,037 shares of common stock, an aggregate of $663,043 in interest amount have been converted into 2,675,576 shares of common stock, and an aggregate of 1,779,596 Series D Warrants have been exercised resulting in the issuance of 1,284,964 shares of common stock. Accordingly, as of September 30, 2012, an aggregate of $1,688,205 of principal amount of the debentures remain unconverted.

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

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b)

the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of September 30, 2012 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

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

As outlined above, the Series D Warrants and placement agent warrants were exercisable at the same price as the conversion price of the debentures. If certain milestones are not met, the exercise price of such warrants may be reset. Also, the exercise price may be adjusted under anti-dilution and other price reset provisions contained in the warrants. The warrants initial exercise price of $1.15634 was reset to $0.7453 on April 1, 2007, due to the milestone-related provisions, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008. As a result of a June 2009 financing, in which the Company issued shares of common stock and warrants below the then current exercise price of the Series D Warrants, the exercise price of the outstanding Series D Warrants and placement agent warrants were adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the outstanding Series D Warrants and the placement agent warrants, issued under the Debenture agreement, were increased to an aggregate of 6,889,848 shares. As disclosed above, 1,779,596 Series D warrants were exercised, and the remaining 4,955,222 Series D warrants and 1,019,828 related placement agent warrants expired April 12, 2012.

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

In connection with our Series A Debenture financing, we entered into a registration rights agreement with purchaser of our debentures pursuant to which we agreed we would use our best efforts to file a registration statement under the Securities Act within 45 days of the first closing to permit the public resale by debenture holders of the shares that may be issued upon conversion of the Debentures and upon exercise of the Series D Warrants, including the shares of our common stock underlying the Debentures to be issued at the second closing. Pursuant to the amendments we entered into with the current debenture holders on October 15, 2010, the debenture holders agreed to terminate their registration rights agreements with us. Accordingly, we are not required to register or maintain the registration of the shares underlying the Series A Debentures and Series D warrants held be such debenture holders; however, the Company was obligated under the terms of the Registration Rights Agreement that the Company entered into with each purchaser that has fully converted its Debenture.  As outlined above, the related Series D Warrants that continued to be held by the debenture holders have expired.

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

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition, or results of operations as of September 30, 2012 and December 31, 2011.

Financial Condition, Going Concern Uncertainties and Events of Default

The Company, previously an operating stage company, became a development stage company on April 1, 2012, the date of inception as a development stage company for financial reporting.  A development stage company, as defined by ASC-915-10 “Accounting and Reporting by Development Stage Enterprise”, is an entity that devotes substantially all of its efforts to establish a business and either of the following conditions exists: 1) the principal operations have not commenced, or 2) the principal operations have commenced, but there has been no significant revenue therefrom.  During the nine months ended September 30, 2012, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Our independent registered public accounting firm’s report on the consolidated financial statements included herein, and in our Annual Report on Form 10-K for the year ended December 31, 2011, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

As of September 30, 2012, we have outstanding trade and accrued payables of $1,528,494, other accrued liabilities of $55,854, and accrued salaries and related expenses due to our employees and management of $6,927,496. Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $89,000, and $560,000 short-term notes from five investors.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of September 30, 2012 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so.  The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

During the nine months ended September 30, 2012, the Company issued promissory notes to four accredited investors in the aggregate principal amount of $160,000 ($157,300, net of accrued commissions and expenses in the amount of $2,700), of which $100,000 matures on December 31, 2012, $50,000 matures on January 24, 2013, and $10,000 matures on April 11, 2013.  The short-term notes accrue interest at a rate of 12% per annum.  The Company also issued to the note holders an aggregate of 285,000 shares of common stock, and 10,800 shares of common stock to a placement agent in exchange for cash compensation of $2,700. On March 15, 2012, we received $25,000 from an accredited investor, and issued an aggregate of 100,000 shares of common stock and 300,000 Class Q Warrants. The Class Q Warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions.  The warrants expire three years after the date of issuance.

As of September 30, 2012, we had a cash balance of $4,296. Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities. Currently, we are spending or incurring (and accruing) expenses of approximately $205,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees. Management believes that we will require an aggregate of approximately $2,460,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.  This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

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

During the nine months ended September 30, 2012, our total stockholders’ deficit increased by $1,231,511 to $11,057,318, and our consolidated net loss for the period was $1,552,068. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

Significant Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented.  The Company, previously an operating stage company, became a development stage company on April 1, 2012, the date of inception as a development stage company for financial reporting. A development stage company, as defined by ASC-915-10 “Accounting and Reporting by Development Stage Enterprise”, is an entity that devotes substantially all of its efforts to establish a business and either of the following conditions exists: 1) the principal operations have not commenced, or 2) the principal operations have commenced, but there has been no significant revenue therefrom.  For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  Except as disclosed above and in Note 2 of our 2011 Form 10-K, there have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the nine-month period ended September 30, 2012.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. There were no international revenues subject to such market risks during the nine-month period ended September 30, 2012. International activities were mostly from our Signature Mapping™ revenue opportunities in South Africa and India. Therefore, we may be exposed to foreign exchange rate fluctuations as the Company continues to pursue the revenue opportunities outside the United States. As exchange rates vary, results when translated may vary from expectations and adversely impact overall expected profitability. As of September 30, 2012, the Company’s foreign currency exposure is related to accounts payable trade in the amount of $30,371.

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

As of September 30, 2012, the aggregate principal under our outstanding Series A Debentures was $1,688,205, which matured on June 30, 2011.  We have outstanding trade and accrued payables of $1,528,494, other accrued liabilities of $55,854, and accrued salaries and related expenses due to our employees and management of $6,927,496. Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $89,000, and $560,000 short-term notes from five investors. We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the outstanding principal in the event the debenture holders make a demand for payment; it may be more expensive and difficult to obtain additional financing; and we are more vulnerable to economic downturns.

We did not make timely payment of outstanding principal when due under our Series A Debentures, and failure to make such payment is an event of default under the debentures.  We have insufficient cash resources to repay the amounts due to our debenture holders.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of September 30, 2012 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

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

During the nine months ended September 30, 2012, our total stockholders’ deficit increased by $1,231,511 to $11,057,318, and our consolidated net loss for the period was $1,552,068. Our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception. Although we have obtained cash from certain financings, we continue to have outstanding loans from our chief executive officer of approximately $89,000, accrued and unpaid salaries of our executive officers in the amount of $3,246,354 and to other employees of $3,136,996, and outstanding accounts payable to a consultant/director of the Company in the amount of $622,589.  The Company’s insolvency continues to increase the uncertainties related to its continued existence.  Also, in the event we are unable to pay our employees, we may continue to experience further employee attrition which could materially adversely affect our business and operations, including our ongoing research and development activities. As of September 30, 2102, we employed five full-time employees, and one part-time employee. We also have six employees that are on a temporary leave of absence, and their return is uncertain.

Dilutive effect of conversion of Series A Senior Convertible Debentures, and exercise of Series D Warrants and Midtown placement agent’s warrants.

As of September 30, 2012, an aggregate of 6,752,820 of our shares are issuable upon conversion of our outstanding Series A Debentures and an aggregate of 34,358,624 of our shares are issuable upon exercise of outstanding common stock purchase warrants.  Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

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

As of November 14, 2012, our directors and executive officers beneficially owned approximately 20.8% of our shares of common stock. Accordingly, our directors, executive officers and a most highly compensated employee are entitled to cast an aggregate of 9.875,657 votes on matters submitted to our stockholders for a vote or approximately 10.6% of the total number of votes entitled to be cast at a meeting of our stockholders. These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders. These matters would include the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may discourage or prevent someone from acquiring our business.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense. We remeasured the mandatory default amount as of September 30, 2012 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

ITEM 5.     OTHER INFORMATION

Not Applicable

ITEM 6.     INDEX TO EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

APPLIED VISUAL SCIENCES, INC.

INDEX TO EXHIBITS
Exhibit		Incorporated by Reference		Filed
Number	Description	Form	Filing Date	Herewith
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)			X
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)			X
32.1	Certification Pursuant Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, As Amended (CEO)			X
32.2	Certification Pursuant Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, As Amended (CFO)			X
10.31	Amendment Agreement dated June 30, 2012, by and between Registrant and Mr. Michael W. Trudnak			X
101.INS	XBRL Instance Document *			X
101.SCH	XBRL Taxonomy Extension Schema Document *			X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *			X
101.LAB	XBRL Taxonomy Extension Definition Linkbase Document *			X
101.PRE	XBRL Taxonomy Extension Label Linkbase Document *			X
101.DEF	XBRL Taxonomy Extension Presentation Linkbase Document *			X

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

Date: November 14, 2012