Form 10-K
period 2012-12-31
Applied Visual Sciences, Inc.
filed 2013-05-13
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

_______________________________

FORM 10-K

(Mark One)

 X       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from      to

Commission file number: 000-28238

APPLIED VISUAL SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	54-1521616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

525K East Market Street, # 116, Leesburg, VA 20176

(Address of principal executive offices and zip code)

(703) 539-6190

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

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant was approximately $3,318,556 (the last business day of the registrant’s most recently completed second fiscal quarter), as quoted on the OTC Bulletin Board for the registrant’s Common Stock, $0.001 par value, on June 30, 2012.

At May 8, 2013, 101,026,612 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

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

6

ITEM 1.     BUSINESS

6

ITEM 1A.  RISK FACTORS

27

ITEM 1B.  UNRESOLVED STAFF COMMENTS

40

ITEM 2.     PROPERTIES

41

ITEM 3.     LEGAL PROCEEDINGS

41

PART II

41

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  41

ITEM 6.     SELECTED FINANCIAL DATA

42

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

43

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

64

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

64

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

64

ITEM 9A.  CONTROLS AND PROCEDURES

64

ITEM 9B.  OTHER INFORMATION

65

PART III

65

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

65

ITEM 11.   EXECUTIVE COMPENSATION

70

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  84

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

85

ITEM 14.   PRINCIPAL ACCOUNTiNG FEES AND SERVICES

86

PART IV

87

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

87

SIGNATURES

91

CONSOLIDATED FINANCIAL STATEMENTS

92

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

93

CONSOLIDATED BALANCE SHEETS

94

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

95

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

96

CONSOLIDATED STATEMENTS OF CASH FLOWS

97

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

98

NOTE 1.    Basis of Presentation and Going Concern Considerations

98

NOTE 2.    Significant Accounting Policies

100

NOTE 3.    Accrued Liabilities

106

NOTE 4.    Financing Arrangements

107

NOTE 5.    Fair Value Measurement

112

NOTE 6.    Stockholders’ Equity (Deficit)

113

NOTE 7.    Goodwill and Intangible Assets

124

NOTE 8.    Income Taxes

124

NOTE 9.    Commitments and Contingencies

125

NOTE 10.  Employment Agreements With Executive Officers

126

NOTE 11.  Related Party Transactions

128

NOTE 12.  Operating Leases

129

NOTE 13.  Subsequent Events

129

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

Financing Activities

2012 Short-Term Promissory Notes

During 2012, the Company issued six promissory notes to accredited investors in the aggregate principal amount of $160,000.  The twelve-month notes accrue interest at a rate of 12% per annum.  The Company also issued to the note holders an aggregate of 285,000 shares of common stock.  The relative fair value of the common stock of $11,715 will be amortized over the term of the notes.  The Company also issued 10,800 shares of common stock as compensation in connection with the financing for a fair value of $2,700.

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

2006 through 2011 Short-Term Promissory Notes, Related Party

On April 21, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, our Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned the Company $200,000. The Company issued a non-negotiable promissory note, dated effective April 21, 2006, to Mr. Trudnak in the principal amount of $200,000. The note is unsecured, non-negotiable and non-interest bearing. The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default. The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum. The note is not assignable by Mr. Trudnak without our prior consent. The Company may prepay the note in whole or in part upon ten days notice. On October 21, 2006, Mr. Trudnak extended the due date of the loan to December 31, 2006. Subsequently, on October 3 and October 18, 2006, Mr. Trudnak loaned the Company $102,000 and $100,000, respectively, on substantially the same terms as the April 21, 2006 loan, except that each loan is due six months after the date thereof. Accordingly, following such additional loans, the Company owed an aggregate of approximately $402,000 to Mr. Trudnak. On November 10, 2006, Mr. Trudnak extended the due dates of such loans to May 31, 2007, except that $100,000 of the April 21, 2006, loan becomes due upon the Company raising $2,500,000 in financing after November 6, 2006, and the remaining amount of $202,000 of such loans become due upon the Company raising an aggregate of $5,000,000 in financing after November 6, 2006, and prior to May 31, 2007. Following the first closing of our Debenture and Series D Warrant financing on November 8, 2006, the Company repaid $100,000 on November 20, 2006, in principal amount of the April 1, 2006 loan, and paid an additional $100,000 to Mr. Trudnak on April 17, 2007 upon the second closing of our Debenture and Series D Warrant financing. On May 31, 2007, Mr. Trudnak extended the due dates of the remaining loans to May 31, 2008. Although, the anticipated payment of $202,000 had not been made, and Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008, and $5,000 on September 14, 2011, for cumulative loans of $231,000.  The maturity date of the outstanding loans was extended to May 31, 2009, then to May 31, 2010 and June 30, 2011, and subsequently to December 31, 2011. On December 31, 2011, the outstanding loans were extended to June 30, 2012, then to December 30, 2012, and subsequently to June 30, 2013. The Company repaid an aggregate of $108,900 of the notes during 2010, and repaid an aggregate $33,100 during 2011, resulting in an outstanding balance at December 31, 2012 of $89,000. The terms of the above transaction were reviewed and approved by the Company’s audit committee and by the independent members of our Board of Directors.

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

As of December 31, 2012, an aggregate of $3,461,795 in principal amount of the Series A Debentures have been converted into 8,730,037 shares of common stock, an aggregate of $663,043 in interest amount have been converted into 2,675,576 shares of common stock, and an aggregate of 1,779,596 Series D Warrants have been exercised resulting in the issuance of 1,284,964 shares of common stock. Accordingly, as of December 31, 2012, an aggregate of $1,688,205 of principal amount of the debentures remain unconverted.

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

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of December 31, 2012 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

Financial Condition, Going Concern Uncertainties and Events of Default

During the year ended December 31, 2012, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Our independent registered public accounting firm’s report on the consolidated financial statements included herein, and in our annual report on Form 10-K for the year ended December 31, 2011 contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

As of December 31, 2012, we have outstanding trade and accrued payables of $1,570,639, other accrued liabilities of $621,311, and accrued salaries due to our employees and management of $6,629,246. Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $89,000, and $560,000 short-tern notes from five investors.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of December 31, 2012 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so.  The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

During 2012, the Company issued promissory notes to four accredited investors in the aggregate principal amount of $160,000 ($157,300, net of accrued commissions and expenses in the amount of $2,700), of which $100,000 initially matured on December 31, 2012, and was subsequently extended to June 30, 2013, $50,000 matures on January 24, 2013, and $10,000 matures on April 11, 2013.  The short-term notes accrue interest at a rate of 12% per annum.  The Company also issued to the note holders an aggregate of 285,000 shares of common stock, and 10,800 shares of common stock to a placement agent in exchange for cash compensation of $2,700. On March 15, 2012, we received $25,000 from an accredited investor, and issued an aggregate of 100,000 shares of common stock and 300,000 Class Q Warrants. The Class Q Warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions.  The warrants expire three years after the date of issuance.

 As of December 31, 2012, we had a cash balance of $3,445.  Subsequently and through May 10, 2013, we received $135,000 from accredited investors upon the issuance of promissory notes, and the notes accrue interest at a rate of 12% per annum.  Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities.  Currently, we are spending or incurring (and accruing) expenses of approximately $190,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees.  Management believes that we will require an aggregate of approximately $2,280,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.  This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

In view of our limited revenues to date, the Company has relied and continues to rely substantially upon equity and debt financing to fund its ongoing operations, including the research and development conducted in connection with its products and conversion of accounts payable for stock. The proceeds from our financings have been and continue to be insufficient to fund our operations, pay our trade payables, repayment of our unconverted debentures, or accrued and unpaid wages to our employees.  Therefore, the debentures holders, our employees, or trade creditors may seek to enforce payment of amounts due to them, and our results of operations and financial condition could be materially and adversely affected and we may be unable to continue our operations.  Also, in the event we continue to be unable to pay our employees, we may suffer further employee attrition.  There can be no assurances that we will be successful in our efforts to raise any additional financing, any bank borrowing, and research or grant funding.  Moreover, in view of the current market price of our stock, we may have limited or no access to the capital markets.  Furthermore, under the terms of our agreements with the debenture holders, we are subject to restrictions on our ability to engage in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is below the current conversion price or is based upon the trading price of our securities after initial issuance or otherwise subject to re-set.  In view of the foregoing, we may be required to curtail operations significantly, or obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

During Fiscal 2012, our total stockholders’ deficit increased by $1,409,544 to $11,235,351, our consolidated net loss for the period was $1,804,101 or a $649,725 increase in net loss from 2011. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

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

•

The Aurum Institute presented an update on the latest TBDx™ performance metrics and algorithm improvements during the 43rd Union World Conference on Lung Health in Kuala Lumpur on November 14, 2012.  Dr. David Clark, Deputy CEO for The Aurum Institute, made the poster presentation.

•

On March 15, 2013, TBDx Computer Vision Technology Excelled In Johns Hopkins Slide Challenge.  The TB Clinical Diagnostic Research Consortium (CDRC), an organization funded by the National Institute for Allergy and Infectious Diseases of the National Institutes of Health and managed by Johns Hopkins University, recently challenged the company to correctly identify 60 patient slides prepared from cases gathered from their work in Uganda.  The diagnosis, unknown to the company, was independently verified by two sets of 3 microscopists in two laboratories in Uganda. The CDRC conducts feasibility studies of new diagnostic technologies. Members include the Johns Hopkins University; Imperial College of

London in the United Kingdom; Infectious Diseases Institute in Kampala, Uganda; Boston Medical Center, University of Cape Town, South Africa; Universidade Federal do Espirito Santo in Vitoria, Brazil; University of Medicine and Dentistry of New Jersey – New Jersey Medical School; National Masan Tuberculosis Hospital-Yonsei University College of Medicine in the Republic of Korea; Foundation for Innovative New Diagnostics (FIND), and Westat Inc.

•

The Joint Clinical Research Center in Kampala, Uganda has approved a research protocol for the evaluation of the TBDx™ technology. It is likely that the evaluation will begin in June/July, 2013.

•

Dr. Luis Cuevas of the Liverpool School of Tropical Medicine has receive funding from the European and Developing Countries Clinical Trials Partnership (EDCTP) to conduct a tuberculosis research project in Abuja, Nigeria, and a portion of this project funding will be used to evaluate the TBDx™ technology. A protocol for the evaluation has been approved and finalized.  It is expected that the evaluation will begin in May/June 2013.

•

The Company has been in contact with a Chinese Government tuberculosis hospital in Tsingtao. Preliminary protocols are being exchanged to establish R&D for TB detection under Ziehl-Neelsen staining and then to conduct a clinical blind study with the intent to evaluate the product for commercialization in China. Though a start date has not been established yet, it is expected that the evaluation will begin in late 2013.

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

The Company has been engaged in discussions, negotiations, and due diligence on the formation of a strategic partnership focused exclusively on breast cancer computer vision detection technology.  Our subsidiary, Instasis Imaging, would license Applied Visual’s core analysis technology platform for research and development, as well as for inclusion in the diagnostic products to be commercialized.  Applied Visual would contribute its intellectual property, including patents, which are specific to the area of breast cancer detection.  In support of such negotiations, the Company paid a $400,000 non-refundable formation fee, of which $300,000 was paid in October 2011, and $100,000 in January 2012.  The formation fee was funded by promissory notes with interest at a rate of twelve percent (12%) per annum, which have been extended as indicated above. There can be no assurances that we will be successful in our efforts to establish a strategic partnership.

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

The Disease

Breast cancer is the second leading cause of cancer deaths in women (after lung cancer) and is the most common cancer among women, excluding skin cancers, accounting for 1 of every 3 cancers diagnosed. The lifetime probability of developing invasive breast cancer is approximately 1 in 8 (12%). Annual estimates from the American Cancer Society (ACS) indicate that 1.5 million women will develop breast cancer worldwide and 460,000 will die from the disease. In the U.S. the mortality rate is about 1 in 35 women. Ineffective workflow, poor communications and decision-support tools cost over $8.5 billion per year.

Breast imaging procedures	About 35 million screening exams
Biopsy procedures	About 1.5 million biopsies conducted

12% - 15% of biopsies are positive	168,000 detected cancers
Mortality rate	About 40,950 women
Biopsy per procedure cost	$1,000 - $3,000 dollars
Annual gross national biopsy cost	$1.5 - $4.5 billion dollars
A 10% reduction in biopsies would save approximately	$150 - $500 million dollars

Source: NIH, Annual breast exams in the U.S. 2011.

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

Recent Developments - Signature Mapping™

Development continues in the refinement of TBDx™ and its detection algorithms.  Additional classifiers have been created to improve both sensitivity and specificity.  The underlying scripting language has been re-written to enable laboratories to either use TBDx™ as a diagnostic tool or as a pre-screening technology that identifies probable candidate TB cases that are confirmed by a secondary technology. The ability to communicate to and from the camera and TBDx™ technology will permit the system to acquire a pre-set number of images, then move to another location on the slide and capture additional images. Also, the system can monitor the acquisition of the images and stop the acquisition process once the algorithms have determined that a case is severely infected.  Internal testing continues to validate the progress of algorithm improvements.  Sensitivity has improved to 89% and specificity has climbed to 70%. These results best illustrate how the technology can be used in tandem with a secondary diagnostic technology such as PCR.  Furthermore, significant improvements have been achieved in specificity where TBDx™ can achieve the same performance level (98%) as a microscopist, with better sensitivity (62%)

On April 25, 2013, The Joint Clinical Research Center in Kampala, Uganda has approved a research protocol for the evaluation of the TBDx™ technology. It is likely that the evaluation will begin in June/July, 2013.

On April 21, 2013, Dr. Luis Cuevas of the Liverpool School of Tropical Medicine has receive funding from the European and Developing Countries Clinical Trials Partnership (EDCTP) to conduct a tuberculosis research project in Abuja, Nigeria, and a portion of this project funding will be used to evaluate the TBDx™ technology. A protocol for the evaluation has been approved and finalized.  Itis expected that the evaluation will begin in May/June 2013.

On March 15, 2013, TBDx Computer Vision Technology Excelled In Johns Hopkins Slide Challenge.  The TB Clinical Diagnostic Research Consortium (CDRC), an organization funded by the National Institute for Allergy and Infectious Diseases of the National Institutes of Health and managed by Johns Hopkins University, recently challenged the company to correctly identify 60 patient slides prepared from cases gathered from their work in Uganda.  The diagnosis, unknown to the company, was independently verified by two sets of 3 microscopists in two laboratories in Uganda. The CDRC conducts feasibility studies of new diagnostic technologies. Members include the Johns Hopkins University; Imperial College of London in the United Kingdom; Infectious Diseases Institute in Kampala, Uganda; Boston Medical Center, University of Cape Town, South Africa; Universidade Federal do Espirito Santo in Vitoria, Brazil; University of Medicine and Dentistry of New Jersey – New Jersey Medical School; National Masan Tuberculosis Hospital-Yonsei University College of Medicine in the Republic of Korea; Foundation for Innovative New Diagnostics (FIND), and Westat Inc.

On November 29, 2012, TBDx “Proof of Concept” Evaluation Is Published In PLoS One. The initial evaluation of TBDx TM, “Proof-of-Concept” Evaluation of an Automated Sputum Smear Microscopy System for Tuberculosis Diagnosis, undertaken by The Aurum Institute, was published in the Public Library of Science (PLoS) One.  PLoS One is a highly regarded and open source of scientific research in the TB community.This peer-reviewed evaluation represents the state of the TBDxTM technology development as it existed in May, 2011.

On November 14, 2012, The Aurum Institute presented an update on the latest TBDx™ performance metrics and algorithm improvements during the 43rd Union World Conference on Lung Health in Kuala Lumpur.  Dr. David Clark, Deputy CEO for The Aurum Institute, made the poster presentation.

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

Research and Development

Under United States’ generally accepted accounting principles, until technology is determined to be feasible, all related research and development expenditures must be expensed rather than capitalized. When a determination is made that software is feasible (commercially viable), then expenditures may be capitalized, as long as there are no high-risk development issues.  We determined that a high-risk development issue existed for integrating PinPoint™ into already existing scanning equipment.  Therefore, we have concluded that capitalizing such expenditures for PinPoint™ is currently inappropriate and have expensed all research and development costs to date. The PinPoint™ research and development costs for the years ended December 31, 2012 and 2011 were $0 and $0, respectively.  We also expense the research and development costs for our Signature Mapping™ (Medical Computer Aided Diagnosis) projects as these projects are not considered to be ready for commercial distribution as we need to complete the demonstration (workflow) phase of development in South Africa and certification requirement in India.  The Signature Mapping™ research and development costs for the years ended December 31, 2012 and 2011 were $82,300 and $233,330, respectively. Our research and development costs are comprised of staff and consultancy expenses on our core technology in intelligent imaging informatics (“3i™”) engine that is capable of extracting embedded knowledge from digital images, as well as the capacity to analyze and detect image anomalies for our development of our PinPoint™ and Signature Mapping™.

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

Employees

As of December 31, 2012, we employed five full-time employees, one part time employee, and one employee on a temporary leave of absence who assists the Company upon request. As of December 31, 2012, we had accrued and unpaid salaries due to our employees and management in the amount of $6,629,246. Due to our continued limited cash resource, we have not been able to pay our employees salaries and other compensation on a regular basis or at all, and there is substantial uncertainty that we will be able to do so in the foreseeable future unless we raise additional financing, or we are able to generate revenue from the sale of our products, of which there can be no assurance.  None of our employees is a party to a collective bargaining agreement and we believe our relationship with our current employees is good. We may also employ certain consultants and independent contractors from time to time to assist in the completion of projects. It is our practice to require all our employees, consultants, and independent contractors to enter into proprietary information and inventions agreements containing non-disclosure, non-compete, and non-solicitation restrictions or covenants.

Principal Offices

We maintain our principal office at 525K East Market Street, # 116, Leesburg, Virginia, 20176.  Our telephone number in the U.S. is (703) 539-6190.  Our Internet address is www.appliedvs.com, and the Company also disseminates information on Facebook at https://www.facebook.com/appliedvs and Twitter at https://mobile.twitter.com/appliedvs.  Such information on our website, Facebook and Twitter is not deemed to be part of this Annual Report on Form 10-K.

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

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of December 31, 2012 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so.  The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

Our business plan and technologies are unproven. We have generated minimal revenues from our operation, and incurred substantial operating losses since our inception.  We have very limited cash resources and we are reliant on external sources of financing to fund our operations, including our ongoing product development.

As of December 31, 2012, our revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations.  The principal amount due to our debenture holders as of December 31, 2012, was approximately $1,688,205, which matured on June 30, 2011, and was not paid. Also, we have outstanding trade and accrued payables of $8,821,196 including, accrued salaries due to our employees and management of $6,629,246. Also, our Chief Executive Officer’s net outstanding noninterest-bearing loans were $89,000.

As of December 31, 2012, we had a cash balance of $3,445.  Subsequently and through May 10, 2013, we received $135,000 from accredited investors upon the issuance of promissory notes, and the notes accrue interest at a rate of 12% per annum.  Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities.  Currently, we are spending or incurring (and accruing) expenses of approximately $190,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees.  Management believes that we will require an aggregate of approximately $2,280,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.  This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

In view of our limited revenues to date, the Company has relied and continues to rely substantially upon equity and debt financing to fund its ongoing operations, including the research and development conducted in connection with its products and conversion of accounts payable for stock. The proceeds from our financings have been and continue to be insufficient to fund our operations, pay our trade payables, repayment of our unconverted debentures, or accrued and unpaid wages to our employees.  Therefore, the debentures holders, our employees, or trade creditors may seek to enforce payment of amounts due to them, and our results of operations and financial condition could be materially and adversely affected and we may be unable to continue our operations.  Also, in the event we continue to be unable to pay our employees, we may suffer further employee attrition.  There can be no assurances that we will be successful in our efforts to raise any additional financing, any bank borrowing, and research or grant funding.  Moreover, in view of the current market price of our stock, we may have limited or no access to the capital markets.  Furthermore, under the terms of our agreements with the debenture holders, we are subject to restrictions on our ability to engage in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is below the current conversion price or is based upon the trading price of our securities after initial issuance or otherwise subject to re-set.  In view of the foregoing, we may be required to curtail operations significantly, or obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

During Fiscal 2012, our total stockholders’ deficit increased by $1,409,544 to $11,235,351, and our consolidated net loss for the period was $1,804,101 or a $649,725 increase in net loss from 2011. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

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

We have generated limited revenue from the sale of our aviation and healthcare products.  We anticipate launching our TBDx™ and TBDxV™ products in late 2013; however, there can be no assurance we will be successful in such launches or that we will generate revenue from our products.  We expect to incur additional product development costs to complete our Signature Mapping™ Tuberculosis projects and other proof of concept projects as outside partners are solidified.  We completed a proof of concept project for the U.S. Department of Homeland Security (“DHS”) with regard to our PinPoint™ product in 2009, and we may incur additional product development cost for PinPoint™.  Although, there can be no assurance that we will be successful in launching the foregoing products in accordance with the timelines outlined, or that we will be successful in marketing and selling such products or generating significant revenue from such product.

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

During Fiscal 2012, our total stockholders’ deficit increased by $1,409,544 to $11,235,351, our consolidated net loss for the period was $1,804,101, or a $649,725 increase in net loss from 2011. During 2012, our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  Although we have obtained cash from certain financings, we continue to have outstanding loans from our chief executive officer of approximately $89,000, accrued and unpaid salaries of our executive officers in the amount of $3,437,143 and to other employees of $3,192,103, and outstanding accounts payable to a consultant/director of the Company in the amount of $662,589.  The Company’s insolvency continues to increase the uncertainties related to its continued existence.  Also, in the event we are unable to pay our employees, we may continue to experience further employee attrition which could materially adversely affect our business and operations, including our ongoing research and development activities.  As of December 31, 2012, we employed six full-time employees, and one part-time employee.  We also have seven employees that are on a temporary leave of absence, and their return is uncertain.

Dilutive effect of conversion of Series A Senior Convertible Debentures, exercise of Series D Warrants and Midtown placement agent’s warrants, and other warrants.

Under a securities purchase agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock.  On November 8, 2006, the Company issued to the institutional investors an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants.  On April 12, 2007, the Company issued at a second closing, an additional $2,575,000 in principal amount of the Series A Debentures, which followed the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants.  The Company allocated proceeds from each closing to the embedded conversion features of the Series A Debentures and Series D Warrants that were recognizable as a liability under generally accepted accounting principles.  We also issued during the first closing an aggregate of 623,520 common stock purchase warrants to the placement agent as compensation in the offering, which were upon terms substantially similar to the Series D Warrants. One-half of the Series D Warrants (2,226,854 warrants) and the placement agent warrants (311,760 warrants) became exercisable on November 8, 2006. The remaining one-half of the Series D Warrants (2,226,855 warrants) and the placement agent warrants (311,760 warrants) became exercisable on April 12, 2007 and expire on April 12, 2012. The Series D Warrants and the placement agent’s warrants may be exercised via a cashless exercise if certain conditions are met. Due to milestone-related adjustments, the initial exercise price of $1.15634 may be reset and the maximum number of shares to be issued under the debentures was indeterminable as of December 31, 2007. The Company considered ASC 815-40 (formerly EITF 00-19, relating to the provisions for Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock), and concluded that there were insufficient shares to share settle the contracts.  On April 1, 2007, due to the milestone-related provisions, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants were reset to a price $0.7453 per share, to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008.  As a result of a June 2009 financing in which the Company issued shares of common stock and warrants, the conversion price of our debentures and the exercise price of the Series D Warrants was adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the Series D Warrants (including the warrants the Company issued to the placement agent in the financing) were increased by an aggregate of 2,677,417 Series D warrants.  On July 10, 2007, a debenture holder exercised 864,798 Series D Warrants for 864,798 shares of common stock, and 914,798 warrants were exercised during 2010 under the cashless provision for 420,166 shares of common stock. On November 8, 2011, an aggregate of 2,962,527 Series D Warrants expired.  Our outstanding Series A 10% Convertible Debentures originally became due on November 7, 2008. On October 15, 2010, we entered into an agreement with our two remaining Series A Convertible Debenture holders to extend the maturity date of the debentures to June 30, 2011, and the outstanding amount of $1,688,205 was not paid. As of December 31, 2012, an aggregate of $3,461,795 in principal amount of the Series A Debentures have been converted into 8,730,037 shares of common stock, an aggregate of $663,043 in interest amount have been converted into 2,675,576 shares of common stock, and an aggregate of 1,779,596 Series D Warrants have been exercised resulting in the issuance of 1,284,964 shares of common stock. Accordingly, as of December 31, 2012, an aggregate of $1,688,205 of principal amount of the debentures remain unconverted, and 3,012,523 Series D Warrants remain unexercised. Proceeds of the two offerings were used for the purpose of hiring new personnel, research and development, registration expenses, for general working capital purposes, and repaying $200,000 in loans made to us by Mr. Michael W. Trudnak, our Chairman and CEO.

As of December 31, 2012, approximately 11,296,906 warrants (including the warrants exercisable by the debenture holders) may be exercised pursuant to the cashless exercise provisions of such warrants, which may be subsequently resold as “restricted securities” under the provisions of Rule 144 under the Securities Act.  Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.

We have incurred substantial debt which could affect our ability to obtain additional financing and may increase our vulnerability to business downturns. We may be unable to repay our Series A Debentures that matured on June 30, 2011.

As of December 31, 2012, the aggregate principal under our outstanding Series A Debentures was $1,688,205, which matured on June 30, 2011. Also, we have outstanding trade and accrued payables of $1,570,639, other accrued liabilities of $621,311, and accrued salaries due to our employees and management of $6,629,246.  Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $89,000, and $560,000 short-tern notes from five investors.  Subsequently through the date of this report, we issued an additional eighteen (18) month note in the amount of $100,000. We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the outstanding principal in the event the debenture holders make a demand for payment; it may be more expensive and difficult to obtain additional financing; and we are more vulnerable to economic downturns.

Our certifying officers evaluated the effectiveness of our disclosure controls and procedures, and concluded that our disclosure controls were effective for 2012 and 2011.  Although, management cannot assure you that measures taken will enable the Company to provide accurate and timely financial information.

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  The Certifying Officers designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is made known to management (including the Certifying Officers) by others within the Company, including its subsidiaries. We regularly evaluate the effectiveness of our disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly in our Forms 10-Q and annually in our Forms 10-K.  Although the Certifying Officers have determined that our disclosure controls and procedures were effective during 2012 and 2011, management continues to believe that refinement to our disclosure controls and procedures is an ongoing progress.  We cannot assure you that measures already taken, or any future measures, will enable us to provide accurate and timely financial reports, particularly if we are unable to hire additional personnel in our accounting and financial department, or if we lose personnel in this area.  Any failure to improve our internal controls or other problems with our financial systems or internal controls could result in delays or inaccuracies in reporting financial information, or non-compliance with SEC reporting and other regulatory requirements, any of which could adversely affect our business and stock price. The Audit Committee believes the Company should continue the following activities: (a) additional education and professional development for the Company’s accounting and other staff on new and existing applicable SEC filing requirements, certain applicable SEC disclosure requirements, and the timing of the filing thereof, and (b) reviewing disclosure requirements, including Form 8-K and Regulation S-K disclosure requirements, SEC staff guidance and interpretations related thereto. While management is responsible for establishing and maintaining our disclosure controls and procedures and has taken steps to ensure that the disclosure controls are effective and free of “significant deficiencies” and/or “material weaknesses,” the ability of management to implement the remediation of such weaknesses and deficiencies and the inherent nature of our business and rapidly changing environment may affect management’s ability to be successful with this initiative.

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

As of May 10, 2013, our directors and executive officers beneficially owned approximately 23.4% of our shares of common stock. Accordingly, our directors, executive officers and a most highly compensated employee are entitled to cast an aggregate of 13,628,811 votes on matters submitted to our stockholders for a vote or approximately 13.6% of the total number of votes entitled to be cast at a meeting of our stockholders. These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders. These matters would include the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may discourage or prevent someone from acquiring our business.

Our ability to attract and retain additional skilled personnel may impact our ability to develop our technology and attract customers in growing our business. However, we have limited cash resources to hire additional personnel and have experienced employee attrition due to our inability to pay our employees.

We believe that our ability to attract, train, motivate and retain additional highly skilled technical, managerial and sales personnel, particularly in the areas of technology-based application development, business intelligence, knowledge extraction, management, product development, healthcare economics, radiology, integration and technical support, is essential to our future success.  Our business requires individuals with significant levels of expertise in knowledge extraction, business operations, mathematics, quantitative analysis, and machine learning.  Competition for such personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future.  Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult.  We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation to such personnel than we currently anticipate.  Also, due to our limited cash resources, we have not been able to pay our employees and have accrued and unpaid wages and other perquisites due to our current and certain former employees of approximately $6,629,246.  Accordingly, we have experienced employee attrition and may not be able to attract new employees when we need to do so. If we fail to attract and retain sufficient numbers of highly skilled employees, our ability to provide the necessary products, technologies, and services may be limited, and as a result, we may be unable to attract customers and grow our business.

Our lease expired in January 2013 and we may not be able to extend our existing lease or obtain a lease for new office space because of our financial condition and limited cash resources.

The Company’s office lease for our principal executive offices expired on January 31, 2013.  The lease does not contain a renewal provision, and due to our financial condition and limited cash, the Company may be not be able to renew the lease or obtain a lease for office space or on terms that are acceptable to us.

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

In 2012, the cost of certain international currencies has decreased, yet such costs may later increase, due to fluctuations in the exchange rate of the U.S. dollar against the Euro or other currencies.  Future fluctuations in this exchange rate or other currencies could adversely affect our results in the event we make foreign sales of our products.  From time to time, as and when we determine it is appropriate and advisable to do so, we will seek to mitigate the effect of exchange rate fluctuations through the use of derivative financial instruments. We cannot assure you, however, that we will continue this practice or be successful in these efforts.

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

We have established and continue to seek to establish a network of distributors, sales representatives and consultants to assist us in the distribution and licensing of our products domestically and in certain foreign countries, including those business relationships established prior to 2012.  Such distributors, sales representatives and consultants have not effected any sales of our PinPoint™, or Signature Mapping™ products to date and we have no assurance they will be able to effect any such sales in the future.  We continue to review sales activities under certain of such arrangements and, as our agreements with such third parties expire, we may determine not to renew or we may terminate such agreements, or establish new relationships.

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

ITEM 2.     PROPERTIES

The Company leased 3,269 square feet for its headquarters building in Herndon, Virginia, pursuant to a 1 year commercial lease that expired on January 31, 2013. The monthly base rental rate of the lease was approximately $5,864.  The security deposit for the lease is $11,122. We maintain our principal office at 525K East Market Street, # 116, Leesburg, Virginia 20176. Our telephone number at such address is (703) 539-6190.

ITEM 3.     LEGAL PROCEEDINGS

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board.  Since, July 9, 2010, our stock has been quoted under the symbol “APVS,” and prior to such time our stock was quoted under the symbol “GDTI.”  The following table sets forth the high and low bid prices for each quarter during 2012 and 2011.

Fiscal Year Ended December 31, 2012:	High	Low
First Quarter	$0.06	$0.03
Second Quarter	$0.05	$0.03
Third Quarter	$0.07	$0.03
Fourth Quarter	$0.06	$0.03

Fiscal Year Ended December 31, 2011:
First Quarter	$0.38	$0.17
Second Quarter	$0.25	$0.13
Third Quarter	$0.19	$0.08
Fourth Quarter	$0.12	$0.03

These quotations reflect interdealer prices, without retail markup, markdown, or commission and may not represent actual transactions.  As of May 8, 2013, there were approximately 271 holders of record of our common stock.  This amount does not include beneficial owners of our common stock held in “street name.”  Our stock and warrant transfer agent is Signature Stock Transfer, Inc., 2632 Coachlight Court, Plano, Texas. Signature’s telephone number in the U.S. is (972) 612-4120, and their Internet address is www.signaturestocktransfer@msn.com.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth, as of December 31, 2012, information with regard to equity compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	9,509,347	$0.34	18,186,353
Equity compensation plans not approved by stockholders	0	0	6,668,333
Total	9,509,347	$0.32	24,854,686

RECENT SALES OF UNREGISTERED SECURITIES

On January 17, 2012, the Company issued to a consultant an aggregate of 280,000 shares of common stock as compensation in lieu of cash for services rendered.  The common stock was issued in reliance upon the exception from the registration requirements set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

During January, the Company issued three promissory notes to accredited investors in the aggregate principal amount of $35,000 ($34,775, net of accrued commissions and expenses in the amount of $225).  $30,000 mature on March 31, 2013, and $5,000 mature in January 2014.  The short-term notes also accrue interest at a rate of 12% per annum.  The Company issued to the three note holders an aggregate of 95,000 shares of common stock, and the relative fair value of the common stock of $2,850 will be amortized over the term of the notes. A placement agent fee of $225 was expensed as financing costs. The common stock was issued in reliance upon the exception from the registration requirements set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

ITEM 6.     SELECTED FINANCIAL DATA

The selected financial data set forth below for Applied Visual Sciences, Inc. for the years ended December 31, 2012, and 2011, are derived from the audited consolidated financial statements and related notes included in this report. Historical results are not necessarily indicative of the results of operations for future periods.  The data set forth below is qualified in its entirety by and should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements set forth in full elsewhere in this report.

Selected Financial Date	Year Ended December 31
	2012	2011
Statement of Earnings Data:
Revenue	$ -	$ 6,589
Operating loss	(1,752,254)	(2,735,189)
Net loss	(1,804,101)	(1,154,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91,763	93,419
Amortization of debt discounts	40,006	6,113
Stock-based compensation expense (1)	85,125	451,613
Fair value of warrants issued - derivative instruments (2)	-	-
Revaluation of derivative instruments expense (income) (3)	(67,528)	(1,958,318)
Revaluation of debenture default provision expense (income) (4)	-	337,641
Gain on settlement of debt (5)	-	-
Noncash broker compensation expense	2,700	25,000
Other noncash - stock issued in lieu of interest paid	-	-
Per Share Data:
Basic and Diluted Loss Per Share	$ (0.02)	$ (0.01)
Cash Flow Data:
Net cash provided (used) in operating activities	$ (223,220)	$ (686,287)
Net cash provided (used) in investing activities	35,175	(27,997)
Net cash provided by financing activities	185,000	715,900
Effect of exchange rates on cash and cash equivalents	-	-
Balance Sheet Data:
Cash and Cash Equivalents	$ 3,445	$ 6,490
Total Assets	462,980	606,745
Total Liabilities	11,698,331	10,432,552
Common Shares Subject to Repurchase	-	-
Stockholders' Equity (Deficit)	(11,235,351)	(9,825,807)

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

Our independent registered public accounting firm’s report on the consolidated financial statements included herein for the years ended December 31, 2012 and 2011 contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

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

The Disease

Breast cancer is the second leading cause of cancer deaths in women (after lung cancer) and is the most common cancer among women, excluding skin cancers, accounting for 1 of every 3 cancers diagnosed. The lifetime probability of developing invasive breast cancer is approximately 1 in 8 (12%). Annual estimates from the American Cancer Society (ACS) indicate that 1.5 million women will develop breast cancer worldwide and 460,000 will die from the disease. In the U.S. the mortality rate is about 1 in 35 women. Ineffective workflow, poor communications and decision-support tools cost over $8.5 billion per year.

Breast imaging procedures	About 35 million screening exams
Biopsy procedures	About 1.5 million biopsies conducted
12% - 15% of biopsies are positive	168,000 detected cancers
Mortality rate	About 40,950 women
Biopsy per procedure cost	$1,000 - $3,000 dollars
Annual gross national biopsy cost	$1.5 - $4.5 billion dollars
A 10% reduction in biopsies would save approximately	$150 - $500 million dollars

Source: NIH, Annual breast exams in the U.S. 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Year Ended December 31
Category	2012	2011
Net cash (used) in operating activities	$ (223,220)	$ (686,287)
Net cash provided (used) in investing activities	35,175	(27,997)
Net cash provided by financing activities	185,000	715,900
Effect of exchange rates on cash and cash equivalents	-	-

Net increase (decrease) in cash	$ (3,045)	$ 1,616

Net Cash Used in Operations

Net cash used in operating activities for the fiscal year ended December 31, 2012, was $223,220, compared with net cash used in operating activities of $686,287 during the same period for 2011, or a decrease in the use of cash for operating activities of $463,067 (67.5%). The decrease in the use of cash is due to: (i) lower operating costs of $559,159 (25.4%), including but not limited to a decrease in revenue of $6,589 (100.0%), decreases in selling, general and administrative costs (other than depreciation and amortization, and stock based compensation) of $621,379 (28.3%), and an increase in net non-operating expense (other than noncash items) of $55,631 (635.7%); and (ii) offset by a net decrease in components of operating assets and liabilities of $96,092 (6.4%).

Net Cash Used in Investing Activities

Net cash provided in investing activities of $35,175 was for the net purchase of equipment and costs for patent applications for the year ended December 31, 2012. This compares with net cash used for the same activities of $27,997 for same period for 2011, or an increase in cash provided of $63,172, or 225.6%. The net increase is comprised of proceeds from the sale of furniture of $35,650, lower equipment costs for the TBDx™ project of 5,970 (100.0%), and an decrease in patent costs of $21,552 (97.8%). The Company anticipates it will continue to incur equipment costs during the fiscal year ending December 31, 2013, as we design add-on features that extend our current products into other areas, and ongoing patent costs related to further protection of our PinPoint™ and Signature Mapping™ products.

Net Cash Provided by Financing Activities

Net proceeds from financing activities were $185,000 for the year ended December 31, 2012, compared with $715,900 for the same period in 2011, or a decrease of $530,900 (74.2%). Of the 2012 net proceeds from financing activities, $25,000 (13.5%) was from the issuance of a new equity financing, and $160,000 (86.5%) from the issuance of short-term promissory note. The decrease in the net cash provided by financing activities is due to (i), a decrease of $319,000 (92.7%) from the issuance of new equity financings, (ii) a decrease in funds of $240,000 (60.0%) from issuance of short-term notes payable, and (iii) a decrease in use of funds of $28,100 to reduce short-term note payable to an executive of the Company in 2011.  Management is seeking, and expects to continue to seek to raise additional capital through equity or debt financings or bank borrowings, including through one or more equity or debt financings or bank borrowings to fund its operations, repay or repurchase its debentures, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

Cash and Cash Equivalents

Our cash and cash equivalents decreased during fiscal year ended December 31, 2012 by $3,045, compared to an increase in cash and cash equivalents during the same period in 2011 of $1,616.  As outlined above, the decrease in cash and cash equivalents for the current period was the result of; (i) cash used in operating activities of $223,220, (ii) cash provided by investing activities for equipment and patent costs of $35,175, and (iii) cash from financing activities of $185,000.  The net change in cash and cash equivalents for the twelve months ended December 31, 2012, as compared to the same period in 2011, was $4,661 (288.4%), and is the result of (i) a decrease in cash used in operating activities of $463,067 (67.5%), (ii) an increase in cash from the net sale of equipment and patent costs incurred of $63,172 (225.6%), and (iii) an offset by a reduction of $530,900 (74.2%) from financing activities.

Working Capital Information - The following table presents a summary of our working capital at the end of each fiscal year:

	As of December 31
Category	2012	2011
Cash and cash equivalents	$ 3,445	$ 6,490

Current assets	4,560	9,100
Current liabilities	11,698,331	10,432,552
Working capital (deficit)	$ (11,693,771)	$ (10,423,452)

As of December 31, 2012, the Company had cash and cash equivalents of $3,445, compared to $6,490 on December 31, 2011, or a decrease in cash and cash equivalents of $3,045 (46.9%).  The decrease in cash is the net result of our operating, investing and financing activities outlined above.  At December 31, 2012, we had a working capital deficit of $11,693,771, compared with a working capital deficit at December 31, 2011 of $10,423,452, or an increase in working capital deficit of $1,270,219 (12.2%). For 2012, overall current assets decreased $4,540 (49.9%), including (i) a decrease in cash and cash equivalents of $3,045 (46.9%), and (ii) a decrease in prepaid expenses of $1,495 (57.3%). Current liabilities increased $1,265,779 (12.1%), with specific decreases in liabilities of $337,545, including: (i) $170,017 for conversion of accrued wages for stock, (ii) $100,000 for conversion of accounts payable for stock, and (iii) $67,528 for the reduction of derivative liabilities due to the revaluation of the beneficial conversion feature of the outstanding debentures, and specific increases in current liabilities of $1,603,324, including: (i) $64,382 in accrued interest, (ii) $314,235 trade and accrued payables, (iii) $188,291 short-term notes payable, net of discounts, and (iv) $1,036,416 for the continued accrual of unpaid wages and related expenses for all employees.

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

Other Liabilities

2012 Short-Term Promissory Notes

During 2012, the Company issued six promissory notes to accredited investors in the aggregate principal amount of $160,000.  The notes, as amended, mature on June 30, 2013.  The notes accrue interest at a rate of 12% per annum.  The Company also issued to the note holders an aggregate of 285,000 shares of common stock.  The relative fair value of the common stock of $11,715 will be amortized over the term of the notes.  The Company also issued 10,800 shares of common stock as compensation in connection with the financing for a fair value of $2,700.

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

2006 through 2011 Short-Term Promissory Notes, Related Party

On April 21, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, our Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned the Company $200,000. The Company issued a non-negotiable promissory note, dated effective April 21, 2006, to Mr. Trudnak in the principal amount of $200,000. The note is unsecured, non-negotiable and non-interest bearing. The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default. The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum. The note is not assignable by Mr. Trudnak without our prior consent. The Company may prepay the note in whole or in part upon ten days notice. On October 21, 2006, Mr. Trudnak extended the due date of the loan to December 31, 2006. Subsequently, on October 3 and October 18, 2006, Mr. Trudnak loaned the Company $102,000 and $100,000, respectively, on substantially the same terms as the April 21, 2006 loan, except that each loan is due six months after the date thereof. Accordingly, following such additional loans, the Company owed an aggregate of approximately $402,000 to Mr. Trudnak. On November 10, 2006, Mr. Trudnak extended the due dates of such loans to May 31, 2007, except that $100,000 of the April 21, 2006, loan becomes due upon the Company raising $2,500,000 in financing after November 6, 2006, and the remaining amount of $202,000 of such loans become due upon the Company raising an aggregate of $5,000,000 in financing after November 6, 2006, and prior to May 31, 2007. Following the first closing of our Debenture and Series D Warrant financing on November 8, 2006, the Company repaid $100,000 on November 20, 2006, in principal amount of the April 1, 2006 loan, and paid an additional $100,000 to Mr. Trudnak on April 17, 2007 upon the second closing of our Debenture and Series D Warrant financing. On May 31, 2007, Mr. Trudnak extended the due dates of the remaining loans to May 31, 2008. Although, the anticipated payment of $202,000 had not been made, and Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008, and $5,000 on September 14, 2011, for cumulative loans of $231,000.  The maturity date of the outstanding loans was extended to May 31, 2009, then to May 31, 2010 and June 30, 2011, and subsequently to December 31, 2011. On December 31, 2011, the outstanding loans were extended to June 30, 2012, then to December 30, 2012, and subsequently to June 30, 2013.  The Company repaid an aggregate of $108,900 of the notes during 2010, and repaid an aggregate $33,100 during 2011, resulting in an outstanding balance at December 31, 2012 of $89,000. The terms of the above transaction were reviewed and approved by the Company’s audit committee and by the independent members of our Board of Directors.

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

As of December 31, 2012, an aggregate of $3,461,795 in principal amount of the Series A Debentures have been converted into 8,730,037 shares of common stock, an aggregate of $663,043 in interest amount have been converted into 2,675,576 shares of common stock, and an aggregate of 1,779,596 Series D Warrants have been exercised resulting in the issuance of 1,284,964 shares of common stock. Accordingly, as of December 31, 2012, an aggregate of $1,688,205 of principal amount of the debentures remain unconverted.

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

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of December 31, 2012 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

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

Financial Condition, Going Concern Uncertainties and Events of Default

During the year ended December 31, 2012, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Our independent registered public accounting firm’s report on the consolidated financial statements included herein, and in our annual report on Form 10-K for the year ended December 31, 2010, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

As of December 31, 2012, we have outstanding trade and accrued payables of $1,570,639, other accrued liabilities of $621,311, and accrued salaries due to our employees and management of $6,629,246.  Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $89,000, and $560,000 short-tern notes from five investors.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default amount at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of December 31, 2012 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so.  The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

During 2012, the Company issued promissory notes to four accredited investors in the aggregate principal amount of $160,000 ($157,300, net of accrued commissions and expenses in the amount of $2,700), of which $100,000 initially matured on December 31, 2012, and was subsequently extended to June 30, 2013, $50,000 matures on January 24, 2013, and $10,000 matures on April 11, 2013.  The short-term notes accrue interest at a rate of 12% per annum.  The Company also issued to the note holders an aggregate of 285,000 shares of common stock, and 10,800 shares of common stock to a placement agent in exchange for cash compensation of $2,700. On March 15, 2012, we received $25,000 from an accredited investor, and issued an aggregate of 100,000 shares of common stock and 300,000 Class Q Warrants. The Class Q Warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions.  The warrants expire three years after the date of issuance.

 As of December 31, 2012, we had a cash balance of $3,445.  Subsequently and through May 10, 2013, we received $135,000 from accredited investors upon the issuance of promissory notes, and the notes accrue interest at a rate of 12% per annum.  Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities.  Currently, we are spending or incurring (and accruing) expenses of approximately $190,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees.  Management believes that we will require an aggregate of approximately $2,280,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.  This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

In view of our limited revenues to date, the Company has relied and continues to rely substantially upon equity and debt financing to fund its ongoing operations, including the research and development conducted in connection with its products and conversion of accounts payable for stock. The proceeds from our financings have been and continue to be insufficient to fund our operations, pay our trade payables, repayment of our unconverted debentures, or accrued and unpaid wages to our employees.  Therefore, the debentures holders, our employees, or trade creditors may seek to enforce payment of amounts due to them, and our results of operations and financial condition could be materially and adversely affected and we may be unable to continue our operations.  Also, in the event we continue to be unable to pay our employees, we may suffer further employee attrition.  There can be no assurances that we will be successful in our efforts to raise any additional financing, any bank borrowing, and research or grant funding.  Moreover, in view of the current market price of our stock, we may have limited or no access to the capital markets.  Furthermore, under the terms of our agreements with the debenture holders, we are subject to restrictions on our ability to engage in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is below the current conversion price or is based upon the trading price of our securities after initial issuance or otherwise subject to re-set.  In view of the foregoing, we may be required to curtail operations significantly, or obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

During Fiscal 2012, our total stockholders’ deficit increased by $1,409,544 to $11,235,351, our consolidated net loss for the period was $1,804,101 or a $649,725 increase in net loss from 2011. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

CONSOLIDATED RESULTS OF OPERATIONS

The following analysis reflects the consolidated results of operations of Applied Visual Sciences, Inc. and its subsidiaries.

Fiscal 2012 as Compared with Fiscal 2011

Net Revenues.  There were no revenues for fiscal 2012. Net revenue for the same period in 2011 of $6,589 was from the sale of hardware and related, specifically freight, duty and taxes reimbursed by the customer for the shipment of TBDx™.

Cost of Sales.  There was no cost of sales for fiscal 2012, and the same period in 2011. The freight, duty and taxes billed during 2011 were expensed in December 2010.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for fiscal 2012 of $1,752,254, decreased by $809,295 (36.1%), as compared to $2,741,778 for the same period in 2011. The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the fiscal years ended December 31.

					Cumulative From
					April 1, 2012
	Twelve Months Ended December 31				(date of inception) To
	2012	2011	$ Change	% Change	December 31, 2012
Payroll and related costs	$ 984,482	$ 1,073,527	$ (89,045)	(8.3)	$ 718,995
Professional fees	368,171	630,953	(262,782)	(41.6)	190,869
Research and development costs	82,300	233,330	(151,030)	(64.7)	64,288
Other operating expenses	140,414	258,936	(118,522)	(45.8)	106,077
Depreciation and amortization	91,763	93,419	(1,656)	(1.8)	67,082
Stock-based compensation	85,124	451,613	(366,489)	(81.2)	84,291
Total	$ 1,752,254	$ 2,741,778	$ (989,524)	(36.1)	$ 1,231,602

Payroll and related costs, which includes salaries, commissions, taxes and benefits, decreased $89,045 (8.3%), due to two employees being on a leave of absence effective April 1, 2011 and cancellation of some employee benefits. The Company currently employs five full-time and one part-time employee, compared to six full-time and one part-time employee for the same period in 2011.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees decreased for the twelve months ended December 31, 2012 versus the same period last year by $262,782 (41.6%) due to: (i) a decrease in legal fees of $217,408 for services related to financing activities not incurred during the same period in 2011, including legal fees for SEC compliance reporting of $14,348, non-refundable formation fee of $200,000 related to negotiations of a strategic partnership for BCDx™, and 3,060 various legal services, (ii) decrease in general consultants of $37,966, and (iii) a net decrease of $7,408 for various miscellaneous services and fees.

Research and development (“R&D”) costs decreased for fiscal 2012, compared to the same period last year by $151,030 (64.7%), due to redirecting R&D activities for Signature Mapping TBDx™ and TBDxV™ projects.

Other operating expenses decreased by $118,522 (45.8%) to $140,414 for fiscal 2012 as compared to $258,936 for the same period in 2011.  The decrease is attributed to reduced insurance costs by $69,756 in not renewing various business policies, a decrease in travel costs of $42,034, and administrative expenses of $6,732.

Depreciation and amortization expense in selling, general, and administrative for the twelve months ended December 31, 2012, is $91,763, compared to the same period for 2011 of $93,419, or a decrease of $1,656 (1.8%).

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee members of our Board of Directors, and consultants in lieu of cash compensation. During the twelve months ended December 31, 2012, the Company recognized an expense of $74,000 associated with employees and directors stock-based compensation, and recognized $11,124 of consulting expense. During the same period of 2011, the Company recognized stock-based compensation expense for employees and directors of $164,241 and consultants of $287,372. The decrease in stock-based compensation for employees and non-employee directors of $90,241 (54.9%) is due to no issuance of incentive stock options to: (i) employees in 2010 through 2012, whereas stock options were issued to employees during prior years and amortized over the two year vesting period, and (ii) non-employee directors during 2011 through 2012, whereas such stock options were issued in 2010 and amortized over the one year vesting period.  Stock-based compensation expense for consultants decreased $276,248 (96.1%) during 2012 as a result of reduced use of stock-based compensation versus cash compensation for consultants.

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

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income and expense. Other expense for fiscal 2012 was $51,847 compared to other income of $1,508,813 for the same period last year, for a net decrease in other income of $1,620,373 (102.5%).

There was no interest income from interest bearing accounts for the fiscal 2012, or for the same period in 2011, due to low average daily cash balances in interest bearing accounts during the periods.

For the twelve months ended December 31, 2012, the Company had other non-operating expense of $51,847, compared to non-operating income of $1,580,813 for the same period in 2011, or a decrease in other non-operating income of $1,620,373 (102.5%).  The components of 2012 and the variances to the same period in 2011 include: (i) financing costs in 2012 of $2,700 for placement agent commission related to the 2012 promissory notes or a reduction of $22,300 from the same period in 2011, (ii) debt discount amortization costs in 2012 of $40,006, or an increase from 2011 of $33,893, (iii) interest expense for 2012 of $64,382 as a result of additional short-term notes during 2012, compared to $8,751 during the same period in 2011, (iv) income of $67,528 in 2012 for the revaluation of beneficial conversion feature of the outstanding debentures, compared to $1,958,318 in 2011, (v) no expense in 2012 for an event of default related to the convertible debentures, whereas an expense of $337,641 for the same period in 2011, and (vi) a loss on sale of fixed assets in 2012 of $12,287 with no such expense in 2011.  Non-cash non-operating income included above for fiscal 2012 was $24,822, compared the same period in 2011 of $1,589,564.

Net Income (Loss) and Net Income (Loss) per Common Share.  Net loss for fiscal 2012 was $1,804,101, compared to the same period in 2011 of $1,154,376, for an increase in net loss of $649,275 (56.3%). Net income (loss) for the Company per common share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of shares outstanding. Net income (loss) per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from contingently issuable shares (i.e. common stock purchase warrants and stock options issued and outstanding).

Reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Year Ended December 31
	2012	2011
Numerator:
Net loss	$ (1,804,101)	$ (1,154,376)

Denominator:
Weighted average common shares outstanding - basic & diluted	94,486,673	85,456,082
Weighted average common shares outstanding - Diluted	139,246,542	110,690,895

Net loss per common share:
Basic & diluted	$ (0.02)	$ (0.01)
Diluted	(0.01)	(0.01)

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes scheduled maturities of our contractual obligations extending beyond one year for which cash flows are fixed and determinable as of December 31, 2012.

Category	Payments Due in Fiscal
	Total	2013	2014	2015	2016	2017	Thereafter
Short-term convertible debentures (1)	$ 1,688,205	$ 1,688,205	$ -	$ -	$ -	$ -	$ -
Interest payments (2)	-	-	-	-	-	-	-
Operating lease commitments (3)	5,864	5,864	-	-	-	-	-
Unconditional purchase obligations (4)	-	-	-	-	-	-	-
Total contractual obligations	$ 1,694,069	$ 1,694,069	$ -	$ -	$ -	$ -	$ -

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

(3) Represents projected rent cost for the existing office lease, which expires on January 31, 2013.  Total rental expense included in the accompanying consolidated statements of earnings was $71,738 in fiscal 2012, and $70,160 in fiscal 2011.

(4) The company currently does not have any outstanding unconditional purchase obligations.  They would though include inventory commitments, future royalty, consulting agreements, other than month-to-month arrangements or those that expire in less then one year, or commitments pursuant to executive compensation arrangements.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition at December 31, 2012 and our results of operations for the two fiscal years ended December 31, 2012, are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These estimates and assumptions can be subjective and complex and, consequently, actual results could differ from those estimates.  We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Valuation of Long-Lived Assets Including Acquired Intangibles.  We evaluate the carrying value of long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying value of an asset within the scope of ASC 360-10, “Accounting of the Impairment or Disposal of Long-Lived Assets” may not be recoverable. Our assessment for impairment of assets involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, and considers year-end the date for its annual impairment testing.  The Company prepared this analysis as of the year ended December 31, 2012, and 2011, and concluded that the intangible assets are not impaired.  Therefore, there was no impairment expense during Fiscal 2012 and 2011

Impairment of Excess of Purchase Price Over Net Assets Acquired.  We follow the provisions of ASC 805-10, “Business Combinations” and ASC 350-10, “Goodwill and Other Intangible Assets.” These statements establish financial accounting and reporting standards for acquired goodwill.  Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements.  Effective January 1, 2002, with the adoption of ASC 350-10, goodwill must be evaluated for impairment and is no longer amortized.  Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired.  To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets.  We determine impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill.  Impairment is tested annually or whenever indicators of impairment arise.  There was no goodwill on the consolidated balance sheet of the Company during Fiscal 2012 and 2011, as a net realizable value analysis was made for goodwill in prior years and such asset was considered fully impaired during those prior years. Therefore, there was no amortization expense of goodwill during Fiscal 2012 and 2011.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures.  There were no international revenues subject to such market risks during fiscal 2012.  International activities were mostly from our Signature Mapping™ revenue opportunities in South Africa and India.  Therefore, we may be exposed to foreign exchange rate fluctuations as the Company continues to pursue the revenue opportunities outside the United States.  As exchange rates vary, results when translated may vary from expectations and adversely impact overall expected profitability. As of December 31, 2012, the Company’s foreign currency exposure is related to accounts payable trade in the amount of $30,371.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page 91 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Audit Committee of the Board of Directors of the Company has appointed the firm of KBL, LLP, to serve as Applied Visual Sciences, Inc.'s independent registered public accountants and to be the principal registered public accountants to conduct the audit of Applied Visual Sciences, Inc.'s financial statements. KBL, LLP was first appointed on February 23, 2009 for the fiscal year ending December 31, 2008 audit. On April 11, 2013, KBL, LLP was reaffirmed by the Audit Committee as Applied Visual Sciences, Inc.'s independent registered public accountants and to be the principal registered public accountants to conduct the audit of Applied Visual Sciences, Inc.'s financial statements for the fiscal year ended December 31, 2012.

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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the current directors and executive officers of Applied Visual Sciences, Inc.:

Name	Age	Title
William J. Donovan	61	President, Chief Operating Officer, Director - Class III
Gregory E. Hare	59	Chief Financial Officer, Treasurer
Keith S. Kelly	49	Director - Class I
Sean W. Kennedy	63	Director - Class II, Consultant to the Company
Charles T. Nash	62	Director - Class I
Michael W. Trudnak	60	Chairman of the Board, Chief Executive Officer, Secretary, Director - Class III

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

Keith S. Kelly, Director.  Mr. Kelly became a Class I director of Applied Visual Sciences, Inc. on April 26, 2010. Since December 2008, has been Chairman and CEO of Mortgage Harmony Corporation (formerly, Lending Annuity Group), a privately-held financial engineering company, where he developed patented mortgage compensation systems and methods, including the introduction of the Harmony Loan, a closing-cost savings platform.  From August 2006 to December 2008, Mr. Kelly was President of Modified Lending, Inc., a privately-held marketing company. From May 1999 to August 2006, Mr. Kelly was Division Manager of National City Mortgage, a publicly-held mortgage company. During these periods, Mr. Kelly also held loan officer positions with MetLife Home Loans, SunTrust Mortgage, National City, and manager positions with Megastar Financial, Access National Bank and Flagstar Bank.  Mr. Kelly is an entrepreneur in the mortgage industry who has created and patented certain mortgage compensation systems and methods, including the platform that enabled the introduction of the Harmony Loan. As a seasoned retail mortgage banking executive, Mr. Kelly has been an advocate for proper homeowner education for nearly two decades, focusing on strategies to avoid paying closing costs and his closing-

cost savings platform has been featured in Money, The Washington Post, Time, New York Times, Woman’s World, CNBC and a host of other national publications. He is also a host of MyMortgageWatchDog (a mortgage educational talk show) in Washington, D.C.  Mr. Kelly received a Bachelor of Science Degree from James Madison University in 1985.

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

Audit

-

Charles T. Nash, Chairman

Keith S. Kelly

Compensation

-

Charles T. Nash, Chairman

Keith S. Kelly

Nominating

-

Charles T. Nash, Chairman

The Board of Directors

The Board oversees the business affairs of Applied Visual Sciences, Inc. and monitors the performance of management. During the year ended December 31, 2012, the Board held four (4) meetings and handled certain other business through unanimous written consents of its board in accordance with its by-laws and applicable Delaware law.  Messrs. Donovan, Kennedy, Nash and Trudnak attended all of such meetings of the Board, Mr. Brothers who attended three (3) of such meetings died on August 29, 2012, and Mr. Kelly did not attend any of such meetings. Applied Visual Sciences, Inc. has a policy of requesting all directors to attend annual meetings of stockholders. On April 24, 2010, the Company reduced the number of members required for the board of directors from nine to seven members. Currently, the Board has four committees, an Audit, Compensation, Nominating, and Special Committee. The membership and functions of such committees are described below.

Currently, Mr. Trudnak serves as our Chairman and Chief Executive Officer.  Mr. Donovan serves as our President and Chief Operating Officer. At Dec ember 31, 2012, the Company had one (1) independent Board member, and each of our Board committees consists of independent directors, including each of the Chairs of such committees. We do not have a lead independent director to preside at our Board meetings, but may do so in the future.  For a company of our size, we believe that the CEO is in the best position to focus the independent directors’ attention on the issues of greatest importance to the company and its stockholders, and we believe that splitting such roles may have the consequence of making our management and governance processes less effective than they are today through duplication and a blurring of the lines of accountability and responsibility for matters.

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

Audit Committee

The Audit Committee consists of two members, Keith S. Kelly, and Charles T. Nash.  Mr. Nash was appointed as chairman of the committee on August 29, 2012, upon the death of Mr. Joseph C. Brothers.  Mr. Nash was also appointed to the committee on October 27, 2011. The Audit Committee held four meetings during 2012, and Mr. Nash attended four (4) of the committee meetings, Mr. Brothers attended three (3) of such committee meetings, and Mr. Kelly did not attend any of such meetings. The board of directors determined that Messrs. Kelly and Nash are deemed independent within the definition of “independence” set forth in Section 803A of the NYSE Amex LLC Company Guide, as was Mr. Brothers during his tenure on the committee.

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

Compensation Committee

The Compensation Committee consists of two members, including Charles T. Nash, and Keith S. Kelly. Mr. Nash was appointed chairman of the committee on April 21, 2009.  The Compensation Committee did not hold committee meetings during 2012.

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

Nominating Committee

The Nominating Committee consists of one member, Charles T. Nash.  Mr. Nash was elected chairman of the committee upon the death of Mr. Brothers, who served as chairman during his tenure. The Nominating Committee did not hold committee meetings during 2012. The board has adopted a written charter for the Nominating Committee.

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

The Committee will consider all stockholder recommendations for candidates for the Board, which should be sent to the Nominating Committee, c/o Michael W. Trudnak, Secretary, 525K East Market Street, # 116, Leesburg, VA 20176. The information required to be included is set forth in Article III, Section 2 of our Bylaws.  We believe that directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of stockholders. We believe that the following attributes are important to board membership: experience as a leader of a business firm or institution; mature and practical judgment; the ability to comprehend and analyze complex matters; objectivity and perspective; effective communications skills; and strong character and integrity. The Committee’s evaluation of director nominees takes into account their ability to contribute to the diversity of background and experience represented on the Board, and the Committee reviews its effectiveness in balancing these considerations when assessing the composition of the Board. The Board also considers candidates recommended by current directors, company officers, employees and others.  The Committee evaluates all nominees for director in the same manner regardless of the source of the recommendation.

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

Stockholders wishing to communicate with the board of directors, any non-employee director, or the Audit Committee may do so by writing to the Company's Corporate Secretary at 525K East Market Street, # 116, Leesburg, VA 20176. Our Secretary will forward any communications as directed by the stockholder.

 ADVISORY BOARD

On November 7, 2007, we established an advisory board to advise and make non-binding recommendations to our board of directors and management regarding the strategic positioning of our new products, future product development, industry trends, and potential research collaborations with third parties.  Members serve for a term of one year.  The advisory board is currently inactive with no members, and the Company anticipates reestablishing the Advisory Board in 2013.

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

AUDIT COMMITTEE EXPERT

We have designated Mr. Charles T. Nash as our “audit committee financial expert.”  Mr. Joseph C. Brothers was designated as our audit committee financial expert, until his death on August 29, 2012.

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

Based on our review of Forms 3, 4 and 5 submitted to us pursuant to Rule 16a-3 under the Exchange Act by our executive officers and directors with respect to our most recent fiscal year ended December 31, 2012, there were no known (1) late reports, (2) transactions that were not reported, or (3) known failures to file a required report by such executives officers and directors.

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

Our executive compensation program during 2012 consisted of three principal elements: base salary, stock options, and severance and change in control benefits.  We also provided to two employees a car allowance.  Our ability to provide any cash incentive compensation, plan or non-plan has been constrained by our limited cash resources. Accordingly, our executive compensation arrangements have been relatively straight forward.

Moreover, due to our limited available cash, during 2006, a significant portion of the three named executive officers base salaries were and continue to be unpaid.  During 2007, three of our named executives had a small portion of their base salaries unpaid and the amount continued to be unpaid during 2012. Additionally, during 2009 through 2012, significant portions of our three named executive officers base salaries were unpaid.  As of December 31, 2012, the Company has an aggregate unpaid salary of its named executives of approximately $3,437,143. We continue to accrue the salaries for our Principal Executive Officers and named executive officers, however, there is substantial uncertainty that we will be able to pay such amounts to our officers.

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

The base salary of each of our named executive officers is determined on the basis of such officer’s employment agreement with us.  Our Compensation Committee is to review annually each executive officer’s base salary during our performance review. Base salaries may be adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance, experience and the our cash position.  During 2012, we did not increase the base salary of any of Messrs. Trudnak, Donovan, or Hare, and the Committee has not made a determination for 2013.

Also, as discussed above, and due to our limited available cash, during 2006, a significant portion of four of our then named executive officers base salaries were and continue to be unpaid.  During 2007, three of our named executives had a small portion of their base salaries unpaid and the amount continued to be unpaid during 2012.  Additionally, during 2009 through 2012, significant portions of our named executive officers base salaries were unpaid.  As of December 31, 2012, the Company had an aggregate accrued but unpaid salary due to its named executives of approximately $3,437,143.

Annual Cash Incentive Bonus

Due to the limited cash available to us, we currently do not have a bonus plan and, during 2012, we did not make any annual cash incentive award to our employees, including our named executive officers.

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

Factors considered in granting stock options included: (i) the general policy during the past five, and in the foreseeable future, of not increasing base salaries of all employees, (ii) the performance of employees, (iii) the employees’ increasing responsibilities in a dynamic, and shrinking organization, and (iv) the accomplishments achieved by the Company during the prior year.  The 2003 Plan has been the principal method for our employees and executive officers to acquire equity interests in the Company. We believe that the annual aggregate value of these awards should be set near competitive median levels for comparable companies.  We may provide a greater portion of total compensation to our executives and employees through stock options given the general policy of not increasing base salaries in the foreseeable future. Our Compensation Committee administers the 2003 Plan based on the above factors, and the Committee approved the grant of stock options to all current employees, including its named executives, during 2007 through 2009 as an incentive for continued contributions in moving our product development efforts forward. Also, the Compensation Committee, based on management’s recommendation and discussions with the Committee, may grant stock options to new employees.  New employees were granted stock options in prior years, but no such stock options were issued during 2012 since there were no new employees hired during the year.

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

During 2012, the Compensation Committee did not grant stock options under the 2003 Plan.  As of December 31, 2012, the Company has reserved under the 2003 Plan, 9,509,347 shares to be issued upon exercise of outstanding options, and 18,186,353 shares were available for future awards.  Compensation expense for stock options granted is recognized over the requisite service period, which is typically the period over which the stock-based compensation awards vest. In anticipation of implementation of SFAS 123R, we accelerated the vesting of the outstanding options in December 2005, prior to adopting SFAS 123R.  We applied the guidance of SAB 107 in conjunction with the adoption of SFAS 123R.  This acceleration was for all employees, including the named executive officers.

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

During 2012, we issued 6,666,174 stock awards under the 2009 Stock Compensation Plan, of which 400,000 stock awards were issued to a vendor for the conversion of outstanding trade payables, 496,749 stock awards to consultants as compensation in lieu of cash payments for services rendered, 1,850,000 stock awards were issued to employees as additional compensation, and 3,919,425 were issued to employees upon conversion of accrued and unpaid wages. As of December 31, 2012, there were 6,668,333 shares available for future awards under the 2009 Stock Compensation Plan.

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

Perquisites and Other Compensation

During the each of the two fiscal years ended December 31, 2012, two of our named executive officers received reimbursement of up to $6,000 annually for automobile expenses as required under the terms of their employment agreements. See below “Employment, Severance and Change in Control Arrangements.”  Currently, we do not provide short or long term disability or life insurance coverage for employees, including our named executive officers, as a result of our current cash position.  We do provide health care benefits to all employees including our named executive officers, and such benefits are contributory.

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

Executive Officers Compensation:

Summary Compensation Table

The following Summary Compensation Table sets forth the compensation earned or awarded to our CEO, President and COO, CFO and other named executive officers during each of the two fiscal years ended December 31, 2012:

		Compensation
Name and principal position	Year	Salary	Bonus	Stock awards (1)	Options awards (1)	All other compensation (2)	Total
Michael W. Trudnak (3)	2011	$ 275,000	$ -	$ -	$ -	$ 6,000	$ 281,000
Chairman, CEO	2012	275,000	-	-	-	6,000	281,000

William J. Donovan (4)	2011	265,000	-	-	-	6,000	271,000
President, COO	2012	265,000	-	-	-	6,000	271,000

Gregory E. Hare (5)	2011	200,000	-	-	-	-	200,000
Chief Financial Officer	2012	200,000	-	-	-	-	200,000

Richard F. Borrelli (6)	2011	36,922	-	-	-	-	36,922
Vice President	2012	-	-	-	-	-	-

(1) Reflects the grant date fair value on April 26, 2010 of stock and/or options estimated using option-pricing models calculated in accordance with ASC 718-10. See Note 2 "Significant Accounting Policies" to the Consolidated Financial Statements for a discussion of the relevant assumptions used in calculating the grant date fair value pursuant to ASC 718-10.  For 2010, the amount reflects the incremental fair value for repricing of previously issued options to $0.30, which was the market price on the date repriced.  See Grants of Plan-Based Awards disclosure below for additional information related to the repricing of stock options.

(2) All Other Compensation consists of monthly automobile allowance expenses of $6,000 for Messrs Trudnak and Donovan.
(3) For Mr. Trudnak, includes accrued and unpaid salary of $282,139 in 2012, and $281,047 in 2011, for a cumulative deferral as of December 31, 2012 of $1,485,477.
(4) For Mr. Donovan, includes accrued and unpaid salary of $272,038 in 2012, and $239,497 in 2011, for a cumulative deferral as of December 31, 2012 $1,082,668.
(5) For Mr. Hare, includes accrued and unpaid salary of $200,769 in 2012, and $174,499 in 2011, for a cumulative deferral as of December 31, 2012 of $870,723.

(6) For Mr. Borrelli, includes accrued and unpaid salary of $0 in 2012, and $32,922 in 2011, for a cumulative deferral as of December 31, 2012 of $348,247.  Mr. Borrelli was an officer of the Company through January 10, 2011, and Vice President of Business Development, Healthcare until March 31, 2011, when Mr Borrelli took a leave of absence.

Grants of Plan-Based Awards Table

The following table sets forth information regarding stock option awards to our named executive officers under our 2003 Stock Incentive Plan during the fiscal year ended December 31, 2012:

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

(1) No stock options or other awards were granted during 2012.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for each named executive officer regarding the number of shares subject to exercisable and unexercisable stock options as of December 31, 2012.

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

Option Exercises and Stock Vested Table

The following table sets forth information for each named executive officer regarding the number of shares acquired upon the exercise of stock options during the year ended December 31, 2012, and the aggregate dollar value realized upon the exercise of the option. We have not issued stock appreciation rights (SAR’s) or restricted stock awards (RSA’s) under our 2009 Stock Compensation Plan.

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

Cash Severance and Change in Control Payments

The following table summarizes the potential payments and benefits payable to each of our named executive officer upon termination of employment or change in our control assuming our named executive officers were terminated on December 31, 2012:

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

Acceleration o f Vesting of Option Awards

If our named executive officers were terminated on December 31, 2012, the applicable officer is entitled to automatically and immediately vest in his or her outstanding stock options, as described in the table below:

Name/Circumstances	Description of Equity Awards
Michael W. Trudnak (Change of Control)	None. All outstanding options are exercisable.

William J. Donovan (Change of Control, Death, or Disability)	None. All outstanding options are exercisable.

Gregory E. Hare (Change of Control, Death, or Disability)	None. All outstanding options are exercisable.

Directors Compensation:

Compensation Discussion and Analysis

On December 6, 2007, based upon the recommendation of the Compensation Committee, the Board adopted an “Amended Policy Regarding Compensation of Independent Directors,” pursuant to which we will furnish the following compensation to our independent directors effective July 1, 2009.  The Board did not grant compensation to the independent directors during 2012.  Although, the Company generally furnishes compensation to our independent directors in accordance with the following policy:

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

Director Compensation Table

The following table sets forth compensation to our independent directors for the fiscal year ended December 31, 2012. Currently, our independent directors as a group only receive stock option awards as compensation for their services on the Board and do not receive any cash compensation other than reimbursement of expenses for such activities.

Name	Fiscal Year (1)	Fees Earned or Paid in Cash	Stock Awards Value		Option Awards Value (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Joseph C. Brothers	2012	$ -	$ -	-	$ -	$ -	$ -	$ -	$ -

Keith S. Kelly	2012	-	-		-	-	-	-	-

Charles T. Nash	2012	-	-		-	-	-	-	-

(1) There were no options granted during 2012.  Options are generally issued in the same year as the Board activities, which is permitted by the current "Policy Regarding Compensation of Independent Directors" outlined above.  Such issuances would reflect the grant date fair value estimated using option-pricing models calculated in accordance with ASC 718-10. See Note 2 "Significant Accounting Policies" to the Consolidated Financial Statements for a discussion of the relevant assumptions used in calculating the grant date fair value pursuant to ASC 718-10.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for each of our independent directors regarding the number of shares subject to exercisable and unexercisable stock options as of December 31, 2012.

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
Joseph C. Brothers
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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of February 28, 2013, the beneficial ownership of our common stock by (i) any person we know who is the beneficial owner of more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.  As of February 28, 2013 there were 100,193,279 shares of our common stock issued and outstanding.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (1)		% of Common Stock Beneficial Qwnership
Michael W. Trudnak	10,369,938	(2)	0.1%
William J. Donovan	6,165,772	(3)	0.1%
Gregory E. Hare	3,898,244	(4)	0.0%
Sean W. Kennedy	3,554,274	(5)	0.0%
Charles T. Nash	493,925	(6)	*
Keith S. Kelly	446,112	(7)	*
All executive officers and directors as a group (6 individuals)	24,928,265	(8)	0.2%

* Represents less than 1%

(1)

Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, and is generally determined by voting powers and/or investment powers with respect to securities.  Unless otherwise noted, all shares of common stock listed above are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them.  Such person or entity’s percentage of ownership is determined by assuming that any options or convertible securities held by such person or entity which are exercisable within 60 days from the date hereof have been exercised or converted as the case may be.  All addresses, except as noted, are c/o Applied Visual Sciences, Inc., 525K East Market Street, Leesburg, VA 20176.

(2)	Mr. Trudnak – includes 1,985,330 shares underlying options and 1,166,804 warrants to purchase shares of common stock which are exercisable.
(3)

Mr. Donovan - includes 1,500,000 shares that vest 50% on April 17, 2013 and 50% on July 17, 2013, shares underlying options of 2,155,772, and 1,600,000 warrants to purchase shares of common stock which are exercisable.

(4)

Mr. Hare – includes 1,500,000 shares that vest 50% on April 17, 2013 and 50% on July 17, 2013, shares underlying options of 1,141,540 and 900,136 warrants to purchase shares of common stock which are exercisable.  Excludes 356,568 shares of common stock owned by Mr. Hare’s wife, which Mr. Hare disclaims beneficial ownership.

(5)

Mr. Kennedy - includes 1,500,000 shares that vest 50% on April 17, 2013 and 50% on July 17, 2013, shares underlying options of 649,400, and 588,412 warrants to purchase shares of common stock which are exercisable.  Includes 10,550 shares of common stock owned by Mr. Kennedy’s wife with respect to which Mr. Kennedy disclaims beneficial ownership.

(6)	Mr. Nash - includes 486,925 shares underlying options to purchase shares of common stock which are exercisable.
(7)	Mr. Kelly – includes 125,355 shares underlying options to purchase shares of common stock which are exercisable.
(8)

All executive officers and directors as a group (6 individuals) - includes shares underlying options to purchase an aggregate of 1,985,330, 2,155,772, 1,141,540, 649,400, 486,925, and 125,355 shares of common stock which are currently exercisable that have been granted to Messrs. Trudnak, Donovan, Hare, Kennedy, Nash, and Kelly, respectively.  Also includes shares underlying warrants to purchase an aggregate of 1,666,804, 1,600,000, 900,136, 588,412, 0, and 0 shares of common stock which are currently exercisable that have been issued to Messrs. Trudnak, Donovan, Hare, Kennedy, Nash, and Kelly, respectively.

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

Loans from Our Chief Executive Officer

On April 21, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, our Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned the Company $200,000. The Company issued a non-negotiable promissory note, dated effective April 21, 2006, to Mr. Trudnak in the principal amount of $200,000. The note is unsecured, non-negotiable and non-interest bearing. The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default. The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum. The note is not assignable by Mr. Trudnak without our prior consent. The Company may prepay the note in whole or in part upon ten days notice. On October 21, 2006, Mr. Trudnak extended the due date of the loan to December 31, 2006. Subsequently, on October 3 and October 18, 2006, Mr. Trudnak loaned the Company $102,000 and $100,000, respectively, on substantially the same terms as the April 21, 2006 loan, except that each loan is due six months after the date thereof. Accordingly, following such additional loans, the Company owed an aggregate of approximately $402,000 to Mr. Trudnak. On November 10, 2006, Mr. Trudnak extended the due dates of such loans to May 31, 2007, except that $100,000 of the April 21, 2006, loan becomes due upon the Company raising $2,500,000 in financing after November 6, 2006, and the remaining amount of $202,000 of such loans become due upon the Company raising an aggregate of $5,000,000 in financing after November 6, 2006, and prior to May 31, 2007. Following the first closing of our Debenture and Series D Warrant financing on November 8, 2006, the Company repaid $100,000 on November 20, 2006, in principal amount of the April 1, 2006 loan, and paid an additional $100,000 to Mr. Trudnak on April 17, 2007 upon the second closing of our Debenture and Series D Warrant financing. On May 31, 2007, Mr. Trudnak extended the due dates of the remaining loans to May 31, 2008. Although, the anticipated payment of $202,000 had not been made, and Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008, and $5,000 on September 14, 2011, for cumulative loans of $231,000.  The maturity date of the outstanding loans was extended to May 31, 2009, then to May 31, 2010 and June 30, 2011, and subsequently to December 31, 2011. On December 31, 2011, the outstanding loans were extended to June 30, 2012, then to December 30, 2012, and subsequently to June 30, 2013. The Company repaid an aggregate of $108,900 of the notes during 2010, and repaid an aggregate $33,100 during 2011, resulting in an outstanding balance at December 31, 2012 of $89,000. The terms of the above transaction were reviewed and approved by the Company’s audit committee and by the independent members of our Board of Directors.

Consulting Agreement with BND Software, Principal Owner Sean Kennedy, a Director of the Company

On July 15, 2008, Applied Visual Sciences, Inc. entered into a consulting agreement with BND Software, Inc. (“BND”), a corporation that is owned and controlled by Mr. Sean W. Kennedy, a director of the Company. BND agreed to provide certain consulting services to the Applied Visual including managing the research, development and information systems activities of the Company. The agreement is for a term of one year commencing on May 27, 2008, and on May 31, 2009. The agreement provided for an extension of a twelve (12) month period upon mutual agreement by both parties. The agreement may be terminated upon 60 days prior written notice by one party to the other party. The agreement provided for an annual compensation of $216,000. The Company did not renew the agreement with BND, although Mr. Kennedy continues to provide management services for the research, development and information systems activities. We paid or agreed to pay BND an aggregate of $168,663 during 2012, and $200,000 during 2011.  As of December 31, 2012, the Company has accrued and unpaid fees payable to BND Software of $662,589.

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

The Audit Committee of the Board of Directors of the Company has appointed the firm of KBL, LLP, to serve as independent auditors of the Company for the fiscal year ending December 31, 2012.  KBL, LLP was first appointed on February 23, 2009 for the fiscal year ending December 31, 2008 audit.

For the fiscal years ended December 31, 2012, and 2011, the Company paid (or will pay) the following fees for services rendered during the year or for the audit in respect of those years:

Fee Type	2012	2011

Audit Fees (1)	$ 63,500	$ 63,500
Audit Related Fees (2)	-	-
Tax Fees (3)	2,500	2,500
All Other Fees (4)	-	-
Total	$ 66,000	$ 66,000

(1) Represents fees for professional services rendered in connection with the audit of the annual financial statements, and review of the quarterly financial statements for each fiscal year.  Fees for fiscal 2012 and 2011 are for such services provided by KBL, LLP.

(2) Represents fees for professional services that principally include due diligence in connection with acquisitions or dispositions, accounting consultantations, and assistance with internal control documentation and information systems audits. The assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements, such as SEC filings. No such services for Fiscal 2012 and 2011 were approved nor rendered.

(3) Represents fees for tax compliance services. Fees for fiscal 2012 and 2011 represent amounts for service provided by KBL, LLP.

(4) Represents fees for professional services other than those described above.  No other such services for fiscal 2012 and 2011 were approved nor rendered pursuant to the de minimis exception provided in Rule 2-01 (7) (i)(C) of Regulation S-X.

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

1.

Financial Statements

•

Report of Independent Registered Public Accounting Firm,

•

Consolidated Balance Sheets as of December 31, 2012 and 2011,

•

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2012, and 2011 and development stage period April 1, 2012 through December 31, 2012,

•

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2012, and 2011(which includes the development period April 1, 2012 through December 31, 2012),

•

Consolidated Statements of Cash Flows for the years ended December 31, 2012, and 2011 and development stage period April 1, 2012 through December 31, 2012,

•

Notes to Consolidated Financial Statements.

2. Financial Statement Schedules:

Exhibits:

The following exhibits are filed as part of this Annual Report on Form 10-K:

Incorporated by Reference From
Exhibit No.	Exhibit Description	Form	Filing Date	Filed Herewith
2.1	Amended and Restated Agreement and Plan of Reorganization dated effective June 12, 2003, by and among the Company, RJL Marketing Services, Inc., and the shareholders of RJL Marketing Services, Inc.	8-K	06/27/2003
3.1	Certificate of Incorporation	10-KSB	04/15/2004
3.2	Articles of Amendment to Certificate of Incorporation	10-KSB	04/15/2004
3.3	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock.	10-QSB	08/15/2003
3.4	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock.	10-QSB	08/15/2003
3.5	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, dated September 24, 2003.	10-QSB	11/14/2003
3.6	Certificate of Amendment to Certificate of Designation of Preferences and Rights of Series B Convertible Preferred Stock, dated October 27, 2003.	10-QSB	11/14/2003
3.7	Certificate of Amendment to Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock, dated November 24, 2004
3.8	By-Laws	10-KSB	04/15/2004
4.1	Form of Common Stock Certificate, on file at company
10.1	Employment Agreement, dated August 18, 2003, between the Registrant and William J. Donovan.	10-QSB	11/14/2003
10.2	Asset Purchase Agreement, dated October 23, 2003, between the Registrant, Difference Engines Corporation and Certain Stockholders.	10-QSB	11/14/2003
10.3	Amended And Restated 2003 Stock Incentive Plan.	10-KSB	04/15/2004
10.4	Amended Employment Agreement, dated December 10, 2004, between the Registrant and Michael W. Trudnak.	8-K	12/20/2004
10.5	Form of Incentive Stock Option Award Agreement.	10-Q	08/12/2005
10.6	Form of Non-Qualified Stock Option Award Agreement.	10-Q	08/12/2005
10.7	Form of Systems Implementation Agreement.	10-Q	11/14/2005
10.8	Employment Agreement, dated December 21, 2005, between the Registrant and Mr. Gregory E. Hare	8-K	01/31/2006
10.9	Loan Agreement, dated April 21, 2006, by and between the Registrant and Mr. Michael W. Trudnak.	8-K/A	5/25/06
10.10	Securities Purchase Agreement, dated November 3, 2006, by and among Registrant and Certain purchasers.	8-K	11/8/06

10.11	Form of Series A 10% Senior Convertible Debenture, due November 8, 2008.	8-K	11/8/06
10.12	Form of Registration Rights Agreement by and among Registrant and Certain Purchasers.	8-K	11/8/06
10.13	Form of Series D Common Stock Purchase Warrant Issued to Certain Purchasers.	8-K	11/8/06
10.14	Placement Agent Agreement, dated July 14, 2006, by and between Registrant and Midtown Partners & Co., LLC.	8-K	11/8/06
10.15	Form of Placement Agent’s Warrant issued to Midtown Partners & Co., LLC and its designees	8-K	11/8/06
10.16	Distribution Agreement, dated August 20, 2006, by and between Registrant and MTS Delft.	10-Q	11/14/06
10.17	Distribution Agreement, dated August 20, 2006, by and between Registrant and Calyx (UK) Limited.	10-Q	11/14/06
10.18	Securities Purchase Agreement, dated August 6, 2007, by and among Registrant and Certain purchasers.	8-K	8/7/07
10.19	Form of Series F and G Common Stock Purchase Warrant Issued to Certain Purchasers.	8-K	8/7/07
10.20	Form of Non-Qualified Stock Option Award Agreement Issued to Certain Executive Officers Related to Continued Deferral of Salary	10-Q	11/13/07
10.21	2009 Stock Compensation Plan, amended and effective on July 24, 2009	8-K	8/4/09
10.22	Form of Non-Qualified Stock Option Award Agreement, 2009 Stock Compensation Plan	8-K	6/22/09
10.23	Form of Restricted Stock Award Agreement, 2009 Stock Compensation Plan	8-K	6/22/09
10.24	Amended Policy Independent Director Compensation, effective July 1, 2009	8-K	6/25/09
10.25	Form of Independent Director Non-Qualified Stock Option Award Agreement	8-K	6/25/09
10.26	2009 Stock Compensation Plan, amended and effective on July 24, 2009	8-K	8/4/09
10.27	Certificate of Ownership and Merger, and Name Change	8-K	7/15/10
10.28	Amendment and Waiver Agreement, dated October 15, 2010, by and between Registrant and Certain Purchasers	8-K	10/20/10
10.29	Securities Purchase Agreement, dated February 23, 2011, by and among Registrant and Seaside 88, L.P.	8-K	3/2/11
10.30	Amendment Agreement, dated June 30, 2012, by and between Registrant and Mr. Michael W. Trudnak.			X
10.31	Amendment Agreement, dated December 30, 2012, by and between Registrant and Mr. Michael W. Trudnak.			X
14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers	10-KSB	4/15/04
21	List of Subsidiaries.			X
23.1	Consent of KBL, LLP			X
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)			X
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)			X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)			X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)			X
101.INS	XBRL Instance Document			X

101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

Signature	Title	Date
/s/ Michael W. Trudnak Michael W. Trudnak	Chairman of the Board, Chief Executive Officer and Secretary, Director (Principal Executive Officer)	May 13, 2013
/s/ William J. Donovan William J. Donovan	President and Chief Operating Officer, Director	May 13, 2013
/s/ Gregory E. Hare Gregory E. Hare	Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)	May 13, 2013
/s/ Keith S. Kelly Keith S. Kelly	Director	May 13, 2013
/s/ Sean W. Kennedy Sean W. Kennedy	Director	May 13, 2013
/s/ Charles T. Nash Charles T. Nash	Director	May 13, 2013

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

TOGETHER WITH THE REPORT OF THE INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Applied Visual Sciences, Inc.

Leesburg, Virginia

We have audited the accompanying consolidated balance sheets of Applied Visual Sciences, Inc. (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Visual Sciences, Inc. as of December 31, 2012 and 2011, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2012 and 2011 in conformity with U.S. generally accepted accounting principles.

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

May 10, 2013

CONSOLIDATED BALANCE SHEETS

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31
	2012	2011

ASSETS
Current Assets
Cash and cash equivalents	$ 3,445	$ 6,490
Prepaid expenses	1,115	2,610
Total current assets	4,560	9,100

Equipment, net	116,135	222,924

Other Assets
Other noncurrent assets	11,122	11,122
Intangible assets, net	331,163	363,599
Total assets	$ 462,980	$ 606,745

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 1,570,639	$ 1,356,404
Accrued wages and related	7,177,753	6,311,354
Other accrued liabilities	72,804	8,422
Notes payable and advances, related parties	89,000	89,000
Notes payable, net of discount	559,704	371,413
Convertible debentures	2,025,846	2,025,846
Derivative liabilities - embedded conversion feature of debentures	202,585	270,113
Total current liabilities	11,698,331	10,432,552

Stockholders' Equity (Deficit)
Convertible preferred stock, $0.20 par value; authorized 1,000,000 shares
Shares issued and outstanding at December 31, 2012 - none
Shares issued and outstanding at December 31, 2011 - none	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares
Shares issued and outstanding at December 31, 2012 - 95,318,279
Shares issued and outstanding at December 31, 2011 - 88,506,305	95,318	88,506
Additional paid-in capital	82,117,522	81,729,777
Accumulated comprehensive income	63,354	63,354
Deficit accumulated during operating stage	(92,323,180)	(91,707,444)
Deficit accumulated during development stage	(1,188,365)	-
Total stockholders' equity (deficit)	(11,235,351)	(9,825,807)
Total liabilities and stockholders' equity (deficit)	$ 462,980	$ 606,745

See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

			Cumulative From
			April, 1, 2012
	Year Ended December 31		(date of inception) To
	2012	2011	December 31, 2012

Net revenues	$ -	$ 6,589	$ -

Cost of sales	-	-	-

Gross profit	-	6,589	-

Selling, general and administrative expense	1,752,254	2,741,778	1,231,102

Operating loss	(1,752,254)	(2,735,189)	(1,231,102)

Other income (expense)	(51,847)	1,580,813	42,737

Net loss	$ (1,804,101)	$ (1,154,376)	$ (1,188,365)

Net loss per common share
Basic & Diluted	$ (0.02)	$ (0.01)

Weighted average common shares outstanding
Basic & Diluted	94,486,673	85,456,082

Other comprehensive income
Comprehensive income - beginning of period	$ 63,354	$ 63,354	$ 63,354
Cumulative translation adjustments	-	-	-

Comprehensive income - end of period	$ 63,354	$ 63,354	$ 63,354

See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

APPLIED VISUAL SCIENSES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
								Total Accumulated Comprehensive Loss
				Deferred Stock Compensation	Other Comprehensive Income (Loss)		Total Stockholders' Equity (Deficit)
	Common Stock		Additional			Accumulated Deficit
	Shares	Amount	Paid-In Capital
Balance, December 31, 2010	82,212,233	$ 82,212	$ 80,313,127	$ (70,140)	$ 63,354	$ (90,553,068)	$ (10,164,515)	$ (90,489,714)
Proceeds from sale of common stock for cash, net	1,444,000	1,444	342,556	-	-	-	344,000	-
Exchange commission for common stock	250,000	250	24,750	-	-	-	25,000	-
Common stock and/or warrants issued for consulting services	1,549,044	1,549	233,186	(17,500)	-	-	217,235	-
Common stock issued to short-term note holders	400,000	400	34,300	-	-	-	34,700	-
Conversion of accounts payable to common stock	968,216	968	291,682	-	-	-	292,650	-
Conversion of accrued wages to common stock	1,171,012	1,171	91,464	-	-	-	92,635	-
Conversion of accrued wages for exercise of employee stock options	511,800	512	153,028	-	-	-	153,540	-
Reclassification of common shares previously subject to repurchase	-	-	98,946	-	-	-	98,946	-
Remeasurement of stock issued pursuant to consulting agreements	-	-	(16,670)	16,670	-	-	-	-
Amortization of consultants deferred stock based compensation	-	-	-	70,137	-	-	70,137	-
Amortization of employee stock options	-	-	164,241	-	-	-	164,241	-
Net loss	-	-	-	-	-	(1,154,376)	(1,154,376)	(1,154,376)
Total comprehensive loss	-	-	-	-	-	-	-	(1,154,376)
Balance, December 31, 2011	88,506,305	$ 88,506	$ 81,730,610	$ (833)	$ 63,354	$ (91,707,444)	$ (9,825,807)	$ (91,644,090)
Proceeds from sale of common stock for cash, net	100,000	100	24,900	-	-	-	25,000	-
Common stock issued to short-term note holders	150,000	150	5,550	-	-	-	5,700	-
Conversion of accounts payable to common stock	400,000	400	99,600	-	-	-	100,000	-
Conversion of accrued wages to common stock	1,767,925	1,768	68,650	-	-	-	70,418	-
Amortization of consultants deferred stock based compensation	-	-	-	833	-	-	833	-
Net loss	-	-	-	-	-	(615,736)	(615,736)	(615,736)
Total comprehensive loss	-	-	-	-	-	-	-	(615,736)
Balance, March 31, 2012	90,924,230	$ 90,924	$ 81,929,310	$ -	$ 63,354	$ (92,323,180)	$ (10,239,592)	$ (92,259,826)
Development Stage Company (date of inception April 1, 2012)
Exchange commission for common stock	10,800	11	2,689	-	-	-	2,700	-
Common stock and/or warrants issued for consulting services	246,749	247	10,044	-	-	-	10,291	-
Common stock issued to short-term note holders	135,000	135	5,880	-	-	-	6,015	-
Common stock issued to employees or consultant	1,850,000	1,850	72,150	-	-	-	74,000	-
Conversion of accrued wages to common stock	2,151,500	2,151	97,449	-	-	-	99,600	-
Net loss	-	-	-	-	-	(1,188,365)	(1,188,365)	(1,188,365)
Total comprehensive loss	-	-	-	-	-	-	-	(1,188,365)
Balance, December 31, 2012	95,318,279	$ 95,318	$ 82,117,522	$ -	$ 63,354	$ (93,511,545)	$ (11,235,351)	$ (93,448,191)
Balance, December 31, 2012 (as development stage co)	4,394,049	$ 4,394	$ 188,212	$ -	$ -	$ (1,188,365)	$ (995,759)	$ (1,188,365)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative From
			April, 1, 2012
	Year Ended December 31		(date of inception) To
	2012	2011	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,804,101)	$(1,154,376)	$ (1,188,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91,763	93,419	67,082
Amortization of debt discounts	40,006	6,113	30,169
Stock-based compensation expense	85,125	451,613	84,292
Revaluation of derivative instrument income	(67,528)	(1,958,318)	(135,056)
Revaluation of debenture default provision expense	-	337,641	-
Noncash broker compensation expense	2,700	25,000	2,700
Loss on disposal of fixed assets	12,287	-	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	69,527	-
Increase in prepaid expenses	1,495	16,671	1,495
Increase in accounts payable	314,235	242,148	220,359
Increase in accrued wages and related	1,036,416	1,175,853	758,655
Increase in other accrued liabilities	64,382	8,422	49,412
Net cash flows used in operating activities	(223,220)	(686,287)	(109,257)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(5,970)	-
Investment in patents	(475)	(22,027)	-
Proceeds from sale of fixed assets	35,650	-	35,650
Net cash flows used in investing activities	35,175	(27,997)	35,650

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	25,000	344,000	-
Proceeds from short-term notes payable, net	160,000	400,000	60,000
Reduction of short-term notes payable, net of additional notes, related party	-	(28,100)	-
Net cash flows provided by financing activities	185,000	715,900	60,000

Net increase (decrease) in cash and cash equivalents	(3,045)	1,616	(13,607)
Cash and cash equivalents at beginning of the year	6,490	4,874	4,765
Cash and cash equivalents at end of the year	$ 3,445	$ 6,490	$ (8,842)

Supplemental disclosure of cash flow information:
Conversion of accounts payable and other accrued liability to common stock	$ 100,000	$ 292,650	$ -
Conversion of accrued wages to common stock	170,017	92,635	99,600
Conversion of accrued wages for exercise of employee stock options	-	153,540	-
Reclassification of common stock previously subject to repurchase	-	98,946	-

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

Financial Condition, Going Concern Considerations and Events of Default

During the year ended December 31, 2012, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and the Company has incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Our independent registered public accounting firm’s report on the consolidated financial statements included herein, and in our annual report on Form 10-K for the year ended December 31, 2011, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

As of December 31, 2012, the Company has outstanding trade and accrued payables of $1,570,639, other accrued liabilities of $621,311, and accrued salaries due to our employees and management of $6,629,246.  Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $89,000, and $560,000 short-tern notes from five investors.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  The Company is in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although the Company has not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, the Company measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  The Company remeasured the mandatory default amount as of December 31, 2012 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so.  The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

During 2012, the Company issued promissory notes to four accredited investors in the aggregate principal amount of $160,000 ($157,300, net of accrued commissions and expenses in the amount of $2,700), of which $100,000 initially matured on December 31, 2012, and was subsequently extended to June 30, 2013, $50,000 matures on January 24, 2013, and $10,000 matures on April 11, 2013.

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

 As of December 31, 2012, we had a cash balance of $3,445.  Subsequently and through May 10, 2013, we received $135,000 from accredited investors upon the issuance of promissory notes, and the notes accrue interest at a rate of 12% per annum.  Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities.  Currently, we are spending or incurring (and accruing) expenses of approximately $190,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees.  Management believes that we will require an aggregate of approximately $2,280,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.  This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

In view of our limited revenues to date, the Company has relied and continues to rely substantially upon equity and debt financing to fund its ongoing operations, including the research and development conducted in connection with its products and conversion of accounts payable for stock. The proceeds from our financings have been and continue to be insufficient to fund our operations, pay our trade payables, repayment of our unconverted debentures, or accrued and unpaid wages to our employees.  Therefore, the debentures holders, our employees, or trade creditors may seek to enforce payment of amounts due to them, and our results of operations and financial condition could be materially and adversely affected and we may be unable to continue our operations.  Also, in the event we continue to be unable to pay our employees, we may suffer further employee attrition.  There can be no assurances that we will be successful in our efforts to raise any additional financing, any bank borrowing, and research or grant funding.  Moreover, in view of the current market price of our stock, we may have limited or no access to the capital markets.  Furthermore, under the terms of our agreements with the debenture holders, we are subject to restrictions on our ability to engage in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is below the current conversion price or is based upon the trading price of our securities after initial issuance or otherwise subject to re-set.  In view of the foregoing, we may be required to curtail operations significantly, or obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

During Fiscal 2012, our total stockholders’ deficit increased by $1,409,544 to $11,235,351, our consolidated net loss for the period was $1,804,101 or a $649,725 increase in net loss from 2011. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

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

Accounts Receivable – Accounts receivable are customer obligations due under normal trade terms and is stated net of the allowance for doubtful accounts.  The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible.  The outstanding allowance for doubtful accounts as of December 31, 2012 and 2011 was $0 and $0, respectively.

Customer Concentration Risks – The Company did not have revenue during fiscal 2012.  Approximately 100% of the Company’s revenue for the year ended December 31, 2011 was comprised of one customer.  These represent major customers. The Company does not consider this risk to be material.

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

	December 31
Asset (Useful Life)	2012	2011
Software (3 years)	$ 84,224	$ 84,224
Computer equipment (3 - 5 years)	329,861	329,861
Furniture and fixtures (7 - 10 years)	323,639	488,239
Equipment (7 - 10 years)	80,727	80,727
Equipment, Gross	818,451	983,051
Less accumulated depreciation and amortization	702,316	760,127
Equipment, Net	$ 116,135	$ 222,924

Depreciation and amortization for property and equipment was $69,818 and $87,903 in the years ended December 31, 2012, and 2011 respectively, and is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations.

During 2012, the Company received proceeds in the amount of $35,650 for the sale of furniture, with a net book value of $47,937 (gross cost of $164,600 and accumulated depreciations of $116,663), resulting is a loss on the sale of fixed assets of $12,287.

Intangible Assets – Intangible assets consist of acquired software and patents. Under ASC 350, “Goodwill and Other Intangible Assets,” such assets acquired including software technology is considered to have a finite life.  Management has estimated the useful life to be 5 years and amortized such costs on a straight-line basis over this period. In addition, ASC 985-20, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” requires the Company to consider whether or not the software technology is impaired using a net realizable value analysis based on projected discounted cash flows. The Company prepared this analysis as of December 31, 2012, and concluded that the intangible assets are not impaired.  Patent acquisition costs pertaining to the Company’s 3i technology that covers its PinPoint™ and Signature Mapping™ intellectual property (technology not acquired through acquisition), have been capitalized and are being amortized over the 20-year legal life of the patents. The Company has been granted by the United States Patent & Trademark Office (“USPTO”) six patents related to its 3i technology. The Company evaluates the periods of amortization continually to determine whether later events or circumstances require revised estimates of useful lives. The Company’s intangible acquired software technology was fully amortized as of December 31, 2009. Therefore, there was no amortization costs associated with acquired software during the fiscal year 2012 and 2011, respectively. Amortization expense for patent acquisition costs was $23,601 and $22,181 in fiscal year 2012 and 2011, respectively, and is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations. The Company anticipates incurring additional patent acquisition costs during Fiscal Year 2012.

Excess of Purchase Price over Net Assets Acquired (Goodwill) – The Company follows the provisions of ASC 805-10, “Business Combinations” and ASC 350-10, “Goodwill and Other Intangible Assets.” These statements establish financial accounting and reporting standards for acquired goodwill.  Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. Effective January 1, 2002, with the adoption of ASC 350-10, goodwill must be evaluated for impairment and is no longer amortized. Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired. To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets. There was no goodwill on the consolidated balance sheet of the Company during Fiscal 2012 and 2011, as a net realizable value analysis was made for goodwill in prior years and such asset was considered fully impaired during those prior years. Therefore, there was no amortization expense of goodwill during Fiscal 2012 and 2011.

Impairment of Excess Purchase Price over Net Assets Acquired – The Company follows the provisions of ASC 350-10 “Goodwill and Other Intangible Assets” for the impairment of goodwill. The Company determines impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill. Impairment is tested annually or whenever indicators of impairment arise.  There was no goodwill on the consolidated balance sheet of the Company during Fiscal 2012 and 2011, as a net realizable value analysis was made for goodwill in prior years and such asset was considered fully impaired during those prior years.

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

Research and Development – The Company accounts for its software and solutions research and development costs in accordance with ASC 985-20, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.”  During the years ended December 31, 2012, and 2011, the Company expensed $82,300 and $233,330, respectively for such costs.  No amounts were capitalized in these years.

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

Tax positions that meet the more-likely-than-not recognition threshold, at the effective date of ASC 740-10, may be recognized or, continued to be recognized, upon adoption of ASC 740-10.  The cumulative effect of applying the provision of ASC 740-10 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  ASC 740-10 applies to fiscal years beginning after December 15, 2006 with earlier adoption permitted.  The Company has determined that as of December 31, 2012, no additional accrual for income taxes is necessary.

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

The Company operates in North America, and the United Kingdom, Africa, and Asia.  In general, revenues are attributed to the country in which the contract originates. Revenues for Fiscal 2012 and 2011 were $0 and $6,589, respectively.  Fiscal 2011 revenues were from our healthcare product, which was from the sale of hardware and related, specifically freight, duty and taxes reimbursed by the customer for a 2010 shipment of TBDx™.

The Company continues to focus efforts in developing the Signature Mapping™ imaging technologies, while at the same time pursuing opportunities for our security product/services.

Cumulative From
April, 1, 2012
GEOGRAPHIC DATA	Year Ended December 31		(date of inception) To
	2012	2011	December 31, 2013
Net revenues
The Americas	$ -	$ 6,589	$ -
Africa and Asia	-	-	-
Total net revenue	$ -	$ 6,589	$ -

Cost of sales
The Americas	$ -	$ -	$ -
Africa and Asia	-	-	-
Total cost of sales	$ -	$ -	$ -

Operating (loss)
The Americas	$ (1,752,254)	$ (2,735,189)	$ 1,231,102)
Africa and Asia	-	-	-
Total operating loss	$ (1,752,254)	$ (2,735,189)	$ (1,231,102)

Depreciation and amortization
The Americas	$ 91,763	$ 93,419	$ 67,082
Africa and Asia	-	-	-
Total depreciation and amortization	$ 91,763	$ 93,419	$ 67,082

Total assets
The Americas	$ 462,980	$ 606,745
Africa and Asia	-	-
Total assets	$ 462,980	$ 606,745

Long-lived assets, net
The Americas	$ 447,298	$ 586,523
Africa and Asia	-	-
Total long-lived assets, net	$ 447,298	$ 586,523

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are not transferable.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes Merton option pricing model (Black-Scholes model) with the following weighted-average assumptions used for the years ended December 31, 2012 and 2011:

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

Recently Issued Accounting Standards

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

NOTE 3.    Accrued Liabilities

Accrued liabilities consist of the following:

	December 31
Classification	2012	2011
Accrued wages and related
Accrued employer taxes	$ 534,277	$ 484,374
Accrued vacation	14,230	20,641
Accrued salaries	6,629,246	5,806,339
Total accrued wages and related	$ 7,177,753	$ 6,311,354

Other Accrued Liabilities
Accrued interest	$ 72,804	$ 8,422
Total other accrued liabilities	$ 72,804	$ 8,422

NOTE 4.    Financing Arrangements

2012 Short-Term Promissory Notes

During 2012, the Company issued six promissory notes to accredited investors in the aggregate principal amount of $160,000.  The twelve-month notes accrue interest at a rate of 12% per annum.  The Company also issued to the note holders an aggregate of 285,000 shares of common stock.  The relative fair value of the common stock of $11,715 will be amortized over the term of the notes.  The Company also issued 10,800 shares of common stock as compensation in connection with the financing for a fair value of $2,700.

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

2006 through 2011 Short-Term Promissory Notes, Related Party

On April 21, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, our Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned the Company $200,000. The Company issued a non-negotiable promissory note, dated effective April 21, 2006, to Mr. Trudnak in the principal amount of $200,000. The note is unsecured, non-negotiable and non-interest bearing. The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default. The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum. The note is not assignable by Mr. Trudnak without our prior consent. The Company may prepay the note in whole or in part upon ten days notice. On October 21, 2006, Mr. Trudnak extended the due date of the loan to December 31, 2006. Subsequently, on October 3 and October 18, 2006, Mr. Trudnak loaned the Company $102,000 and $100,000, respectively, on substantially the same terms as the April 21, 2006 loan, except that each loan is due six months after the date thereof. Accordingly, following such additional loans, the Company owed an aggregate of approximately $402,000 to Mr. Trudnak. On November 10, 2006, Mr. Trudnak extended the due dates of such loans to May 31, 2007, except that $100,000 of the April 21, 2006, loan becomes due upon the Company raising $2,500,000 in financing after November 6, 2006, and the remaining amount of $202,000 of such loans become due upon the Company raising an aggregate of $5,000,000 in financing after November 6, 2006, and prior to May 31, 2007. Following the first closing of our Debenture and Series D Warrant financing on November 8, 2006, the Company repaid $100,000 on November 20, 2006, in principal amount of the April 1, 2006 loan, and paid an additional $100,000 to Mr. Trudnak on April 17, 2007 upon the second closing of our Debenture and Series D Warrant financing. On May 31, 2007, Mr. Trudnak extended the due dates of the remaining loans to May 31, 2008. Although, the anticipated payment of $202,000 had not been made, and Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008, and $5,000 on September 14, 2011, for cumulative loans of $231,000.  The maturity date of the outstanding loans was extended to May 31, 2009, then to May 31, 2010 and June 30, 2011, and subsequently to December 31, 2011. On December 31, 2011, the outstanding loans were extended to June 30, 2012, then to December 30, 2012, and subsequently to June 30, 2013. The Company repaid an aggregate of $108,900 of the notes during 2010, and repaid an aggregate $33,100 during 2011, resulting in an outstanding balance at December 31, 2012 of $89,000. The terms of the above transaction were reviewed and approved by the Company’s audit committee and by the independent members of our Board of Directors.

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

As of December 31, 2012, an aggregate of $3,461,795 in principal amount of the Series A Debentures have been converted into 8,730,037 shares of common stock, an aggregate of $663,043 in interest amount have been converted into 2,675,576 shares of common stock, and an aggregate of 1,779,596 Series D Warrants have been exercised resulting in the issuance of 1,284,964 shares of common stock. Accordingly, as of December 31, 2012, an aggregate of $1,688,205 of principal amount of the debentures remain unconverted.

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

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of December 31, 2012 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

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

NOTE 5.    Fair Value Measurement

The Company determines the fair value of its derivatives that are classified as liabilities, on a recurring basis using significant unobservable inputs.  The fair value measurement of these liabilities is consistent with ASC 820, "Fair Value Measurements"  ASC 820 did not have an impact on the consolidated financial position or results of operations; however, the required disclosure for the twelve months ended December 31, 2012 is as follows:

	Level 1	Level 2	Level 3	Total
Nonderivatives:
Cash and cash equivalents	$ 3,445	$ -	$ -	$ 3,445
Current debt	89,000	-	-	89,000

Derivatives:
Convertible debentures	-	-	2,025,846	2,025,846
Embedded conversion feature of debentures	-	-	202,585	202,585
Common stock issued with notes	-	-	559,704	559,704

Liabilities Measured at Fair Value	Convertible Notes and Debentures, Net of Discount (1)	Embedded Conversion Feature of Debentures (2)	Common Stock Issued with Notes (3)	Total
Beginning balance as of December 31, 2011	$ 2,025,846	$ 270,113	$ 371,413	$ 2,667,372
Revaluation (gain)/loss in interest expense	-	(67,528)	-	(67,528)
Issuances, net of discount	-	-	148,285	148,285
Amortization of discount	-	-	40,006	40,006
Ending balance as of December 31, 2012	$ 2,025,846	$ 202,585	$ 559,704	$ 2,788,135

Total (gain)/loss from revaluation of derivatives and event of default included in earnings for the period and reported as an adjustment to interest	$ -	$ (67,528)	$ 40,006	$ (27,522)

(1) The balance as of December 31, 2012, includes $1,688,205 for the outstanding convertible debentures issued November 8, 2006 and April 12, 2007, and an additional amount of $337,641 for the event of default provision under the debentures October 15, 2010 amendment agreement.

(2) Represents the conversion feature of outstanding convertible debentures issued November 8, 2006 and April 12, 2007.  The fair value of the conversion feature since May 20, 2009, the final milestone reset date of the debentures, was determined using market quotation.

(3) The balance as of December 31, 2012, includes $560,000 for outstanding short-term notes payable issued October 2011 through April 2012, less the remaining note discount of $3,869 for issuance of common stock to note holders as inducement for the notes.  The note discount is being amortized over the life of the notes.

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

Preferred Stock – The Company has the authority to issue 1,000,000 shares of $0.20 par value preferred stock.  The Board of Directors is authorized to issue shares of preferred stock from time to time in one or more series and, subject to the limitations contained in the certificate of incorporation and any limitations prescribed by law, to establish and designate a series and to fix the number of shares and the relative conversion rights, voting rights and terms of redemption (including sinking fund provisions) and liquidation preferences.  The Company has not had any preferred shares outstanding for any of the two years in the period ended December 31, 2012. New issuances of shares of preferred stock with voting rights can affect the voting rights of the holders of outstanding shares of preferred stock and common stock by increasing the number of outstanding shares having voting rights and by the creation of class or series voting rights.  Furthermore, additional issuances of shares of preferred stock with conversion rights can have the effect of increasing the number of shares of common stock outstanding up to the amount of common stock authorized by the articles of incorporation and can also, in some circumstances, have the effect of delaying or preventing a change in control of the Company and/or otherwise adversely affect the rights of holders of outstanding shares of preferred stock and common stock.  To the extent permitted by the certificate of incorporation, a series of preferred stock may have preferences over the common stock (and other series of preferred stock) with respect to dividends and liquidation rights.

Common Stock – The Company has the authority to issue up to 200,000,000 shares of $0.001 par value common stock.  The Board of Directors has the authority to issue such common shares in series and determine the rights and preferences of such shares. As of May 8, 2013, there were approximately 101,026,612 shares of our common stock issued and outstanding and approximately 271 holders of record of the common stock. Each share of common stock entitles the holder thereof to one vote on each matter submitted to our stockholders for a vote. The holders of common stock: (a) have equal ratable rights to dividends from funds legally available therefore when, as and if declared by the board of directors; (b) are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs; (c) do not have preemptive, subscription or conversion rights, or redemption or applicable sinking fund provisions; and (d) as noted above, are entitled to one non-cumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders.  We anticipate that, for the foreseeable future, we will retain earnings, if any, to finance the operations of our businesses.  The payment of dividends in the future will depend upon, among other things, our capital requirements and our operating and financial conditions.

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

Other Common Stock Issued Including Exercise of Warrants

On December 5, 2012, the Company issued to two employees an aggregate of 1,850,000 shares of common stock.  The shares were issued under the 2009 Stock Compensation Plan.  Common stock was increased by $1,850 for the par value of the shares, paid-in capital was increased by $72,150, and stock compensation expense of $74,000 was recorded.

During fiscal 2012, the Company issued promissory notes to four accredited investors in the aggregate principal amount of $160,000, of which $100,000 matures on December 31, 2012 and was subsequently extended to June 30, 2013, $50,000 matures on January 24, 2013, and $10,000 matures on April 11, 2013. The notes accrue interest at a rate of 12% per annum. The Company also issued to the note holders an aggregate of 285,000 shares of common stock.  The relative fair value of the common stock of $11,715 was recorded as a discount to the notes payable and will be amortized over the term of the notes.  Common stock was increased by $285 for the par value of the shares, $11,430 was applied to paid-in-capital, and $10,405 was recorded to other expense for the amortization of the debt discount during 2012. The Company also issued 10,800 shares of common stock to a broker as a placement fee for the issuance of short-term notes.  Common stock was increased by $11 for the par value of the shares, paid-in capital was increased by $2,689 for the fair value of the shares, and $2,700 was charged to interest expense.

During fiscal 2012, company employees converted accrued and unpaid wages for an aggregate of 3,919,425 shares of common stock.  The shares were issued under the 2009 Stock Compensation Plan.  Common stock was increased by $3,919 for the par value of the shares, paid-in capital was increased by $166,099, and accrued wages was reduced by the fair value of the stock of $170,018.

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

In February and March 2012, the Company agreed to convert outstanding accounts payable to a consultant for an aggregate of 400,000 shares of common stock under the 2009 Stock Compensation Plan.  The conversion price was $0.25. Common stock was increased in the aggregate of $400 for the par value of the shares, paid-in capital was increased in the aggregate of $99,600, and accounts payable was reduced by the outstanding amount of $100,000.

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

Other Common Stock Warrants Issued or Forfeited

During fiscal 2012, an aggregate of 5,076,670 common stock purchase warrants and related placement agent warrants expired, of which 47,564 were placement agent warrants, 3,012,523 Series D warrants related to the Series A convertible debentures, 864,798 Class E warrants, 937,500 Class G warrants, 214,285 Class J, and 47,564 Class PAW.  The fair value of the warrants on their date of issuance was $1,325,396.

During 2011, the Company cancelled an aggregate of 4,322,679 common stock purchase warrants that expired; of which 2,962,527 were Series D common stock warrants related to the 2006 Series A convertible debenture. The aggregate fair value of the warrants on their date of issuance was $1,915,326.

The Company has issued warrants as compensation to its bridge note holders, placement agents and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.  The table below shows by category, the warrants issued and outstanding at December 31, 2012:

Common Stock Purchase Warrants	Number of Warrants Outstanding and Exercisable	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Note and debenture holders	10,000	December 2007	$ 0.70	December 2013
	18,293	February 2009	0.41	February 2014
	150,000	January 2010	0.25	January 2015
	78,750	September 2010	0.25	September 2015
	257,043

Private placement investors	1,500,000	February 2008	0.70	February 2013
	214,285	March 2008	0.75	December 2013
	2,142,850	April 2008	0.70	April 2013
	2,682,553	Sept to Dec 2008	0.41	Sept to December 2013
	4,358,981	Jan to April 2009	0.41	Jan to April 2014
	800,000	June to July 2009	0.25	June to July 2014
	3,881,973	July to August 2009	0.25	December 2016
	2,099,007	Oct to Dec 2009	0.25	Oct to December 2014
	400,000	November 2009	0.25	December 2016
	800,000	March to May 2010	0.25	December 2016
	2,499,568	March to June 2010	0.25	March to June 2015
	150,752	August 2010	0.25	December 2016
	3,731,155	July to Sept 2010	0.25	July to September 2015
	5,301,345	Oct to Dec 2010	0.25	Oct to December 2015
	400,000	Nov to Dec 2010	0.50	Nov to December 2013
	800,000	February 2011	0.25	February 2014
	600,000	February 2011	0.25	February 2016
	88,000	October 2011	0.25	October 2014
	300,000	March 2012	0.25	March 2015
	32,750,469

Placement agents	272,827	June 2009	0.45	June 2014
	108,000	July 2009	0.25	July 2014
	205,000	December 2009	0.28	December 2014
	72,000	February 2011	0.25	February 2016
	657,827

Consultants	60,000	February 2008	0.54	February 2013
	200,000	December 2009	0.25	December 2014
	63,000	June to August 2009	0.25	June to August 2014
	14,000	August 2010	0.28	August 2015
	14,000	September 2010	0.25	September 2015
	128,000	December 2010	0.50	December 2013
	479,000

Total Warrants Issued/Outstanding	34,144,339

As of December 31, 2012, approximately 11,296,906 of the above warrants may be exercised pursuant to the cashless exercise provisions of such warrants and, if so exercised, the shares may be subsequently resold under the provisions of Rule 144 under the Securities Act. Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.

Stock-Based Compensation

The Company has two active equity compensation plans which include the Amended and Restated 2003 Stock Incentive Plan and the 2009 Stock Compensation Plan (collectively, the “Plans”). A total of 50,000,000 shares have been reserved for issuance under these Plans in the form of stock-based awards to employees, non-employee directors and outside consultants of the Company, of which

24,854,686 shares remain available for issuance thereunder as of December 31, 2012. The grant of awards under the Plans require approval by the Compensation Committee of the Board of Directors of the Company (or the Board of Directors, in the absence of such a committee) (the “Committee”), and the Committee is authorized under the Plans to take all actions that it determines to be necessary or appropriate in connection with the administration of the Plans.

The Company adopted the provisions of ASC 718-10, “Share-Based Payment” to account for its share-based payments. ASC 718-10 requires all share-based payments to employees or to non-employee directors as compensation for service on the Board of Directors to be recognized as compensation expense in the consolidated financial statements based on the estimated fair values of such payments, and the related expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience within separate groups of employees. The fair value of each option granted was estimated on the date of grant using the Black-Scholes Merton option pricing model (Black-Scholes model). In accordance with ASC 718-10, the Company recognized total stock-based compensation expense for employees and non-employee members of the Board of Directors for the year ended December 31, 2012 of $74,000, and $164,241 for the same period during 2011. All options granted during the fiscal 2012 and 2011 were at fair value, and the related compensation expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures.

The Company accounts for stock options granted to non-employees in accordance with ASC 718-10 and ASC 505-50, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services.” ASC 505-50 establishes the measurement principles for transactions in which equity instruments are issued in exchange for the receipt of goods or services. The Company has relied upon the guidance provided under ASC 505-50 to determine the measurement date and the fair value re-measurement principles to be applied, and recognizes as an expense the estimated fair value of such options as calculated using the Black-Scholes model.  The fair value is remeasured during the service period at each balance sheet date, and is amortized over the service period to vesting for each option or the term of the recipient’s contractual arrangement, whichever is shorter. The Company recognizes compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate. Total stock-based compensation expense for consultants during the year ended December 31, 2012 and 2011 were $11,125 and $287,372, respectively. All options granted during fiscal 2012 and 2011 were at fair value, and the related compensation expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures.

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

Factors considered in granting stock options included: (i) the general policy during the past five, and in the foreseeable future, of not increasing base salaries of all employees, (ii) the performance of employees, (iii) the employees’ increasing responsibilities in a dynamic, and shrinking organization, and (iv) the accomplishments achieved by the Company during the prior year.  The 2003 Plan has been the principal method for our employees and executive officers to acquire equity interests in the Company. We believe that the annual aggregate value of these awards should be set near competitive median levels for comparable companies.  We may provide a greater portion of total compensation to our executives and employees through stock options given the general policy of not increasing base salaries in the foreseeable future. Our Compensation Committee administers the 2003 Plan based on the above factors, and the Committee approved the grant of stock options to all current employees, including its named executives, during 2007 through 2009 as an incentive for continued contributions in moving our product development efforts forward.  Stock options were not granted to employees, including its named executives, during 2012 and 2011, as the Company did not achieve the desired results during 2011 and 2012. Also, the Compensation Committee, based on management’s recommendation and discussions with the Committee, may grant stock options to new employees.  There were no stock options granted to new employees during 2012, since there were no new employees hired during this period.

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

The Compensation Committee did not grant any stock options under the 2003 Plan during 2012. As of December 31, 2012, the Company has reserved under the 2003 Plan 9,509,347 shares to be issued upon exercise of outstanding options, and 18,186,353 remain available for future awards.  Compensation expense for stock options granted is recognized over the requisite service period, which is typically the period over which the stock-based compensation awards vest. In anticipation of implementation of SFAS 123R, we accelerated the vesting of the outstanding options in December 2005, prior to adopting SFAS 123R.  We applied the guidance of SAB 107 in conjunction with the adoption of SFAS 123R.  This acceleration was for all employees, including the named executive officers.

Stock Options Exercised under the 2003 Plan

There were no stock options granted or exercised during fiscal 2012. During the same period in 2011, employees exercised an aggregate of 511,800 stock options using outstanding accrued wages that resulted in the aggregate issuance of 511,800 shares of common stock for a reduction in accrued wages of $153,540. Common stock was increased by $512 for the par value of the shares and paid-in capital increased by $153,028.

Summary of stock option activity under the 2003 Plan for the two fiscal years ended December 31, 2012 is as follows:

Fiscal Year and Activity	Weighted- Average Exercise Price	Number of Options
Outstanding December 31, 2010	$ 0.32	16,394,681

Fiscal 2011 activity
Granted	-	-
Exercised ($0.30)	0.30	(511,800)
Cancelled ($0.15 - $0.30)	0.23	(1,094,392)
Outstanding December 31, 2011	0.32	14,788,489

Fiscal 2012 activity
Granted	-	-
Exercised	-	-
Cancelled ($0.30)	0.30	(5,279,142)
Outstanding December 31, 2012	$ 0.34	9,509,347

The following table summarizes additional information about the 2003 Plan stock options outstanding at December 31, 2012:

Issued and Outstanding				Exercisable
Type of Option and Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Yrs)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Price
Nonqualified Stock Options $0.30 (1)	850,000	1.0	$ 0.30	850,000	$ 0.30
Nonqualified Stock Options $0.30 (2)	44,000	2.1	0.30	44,000	0.30
Incentive Stock Options $0.15 - $4.05 (3)	649,300	4.8	0.98	649,300	0.98
Incentive Stock Options $0.15 - $0.30 (4)	7,966,047	4.9	0.29	7,966,047	0.29
Total	9,509,347	5.4	$ 0.32	9,509,347	$ 0.32

(1) Issued to employees below fair value and during the period of July 2003 to February 2004.
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

The following is a summary of the number and type of awards granted to, or exercised or forfeited by, employees, non-employee members of the Board of Directors and consultants pursuant to the Company’s 2009 Stock Compensation Plan for the fiscal year ended December 31, 2012 is as follows:

Shares Issued and Reserved for Future Issuance	Weighted-Average Grant or Exercise Price Per Share

Fiscal Year and Activity		Number of Shares
Shares reserved for future issuance at December 31, 2010		15,929,563

Fiscal 2011 activity:
Stock awards	$ 0.11	2,595,056
Restricted stock awards	-	-
Restricted stock rights	-	-
Non-qualified stock options	-	-
Issued during Fiscal 2011	0.11	2,595,056

Fiscal 2012 activity:
Stock awards	0.11	6,666,174
Restricted stock awards	-	-
Restricted stock rights	-	-
Non-qualified stock options	-	-
Issued during Fiscal 2012	0.11	6,666,174

Shares reserved for future issuance as of December 31, 2012		6,668,333

Common Shares Reserved – At December 31, 2012, the activity to date for shares of common stock reserved for future issuance were as follows:

2003 Amended and Restated Stock Incentive Plan:
Stock options outstanding	9,509,347
Stock options available for grant	18,186,353

2009 Stock Compensation Plan:
Stock options or restricted stock rights outstanding	0
Shares available for grant	6,668,333

Warrants to purchase common stock	34,144,339

Consulting Stock Compensation Issued under the 2009 Plan

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

In February and March 2012, the Company agreed to convert outstanding accounts payable to a consultant for an aggregate of 400,000 shares of common stock under the 2009 Stock Compensation Plan.  The conversion price was $0.25. Common stock was increased in the aggregate of $400 for the par value of the shares, paid-in capital was increased in the aggregate of $99,600, and accounts payable was reduced by the outstanding amount of $100,000.

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

NOTE 7.    Goodwill and Intangible Assets

We follow the provisions of ASC 805-10, “Business Combinations” and ASC 350-10, “Goodwill and Other Intangible Assets.” These statements establish financial accounting and reporting standards for acquired goodwill.  Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements.  Effective January 1, 2002, with the adoption of ASC 350-10, goodwill must be evaluated for impairment and is no longer amortized.  Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired.  To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets.  We determine impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill.  Impairment is tested annually or whenever indicators of impairment arise.  There was no goodwill on the consolidated balance sheet of the Company during Fiscal 2012 and 2011, as a net realizable value analysis was made for goodwill in prior years and such asset was considered fully impaired during those prior years. Therefore, there was no amortization expense of goodwill during Fiscal 2012 and 2011.

The Company incurs costs for intangible assets related to our patents. Under ASC 350 goodwill and other intangible assets acquired including software technology is considered to have a finite life. Patent acquisition costs pertaining to PinPoint™ and Signature Mapping™ (products not acquired through acquisition) have been capitalized, and are being amortized on a straight-line basis over the expected 20-year legal life of the patents.  The Company evaluates the periods of amortization continually to determine whether later events or circumstances require revised estimates of useful lives. In addition, ASC 985-20, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” requires the Company to consider whether or not the software technology is impaired on a quarterly basis. We evaluate the carrying value of long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying value of an asset within the scope of ASC 360-10, “Accounting of the Impairment or Disposal of Long-Lived Assets” may not be recoverable. Our assessment for impairment of intangible assets involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, and considers year-end the date for its annual impairment testing.  The Company prepared this analysis as of the year ended December 31, 2012, and 2011, and concluded that the intangible assets are not impaired.  Therefore, there was no impairment expense during Fiscal 2012 and 2011.

	Year Ended December 31, 2012
	Beginning Period Cost	Additions	Reductions	Net Book Value
Intangibles with finite lives:
Patent acquisition costs	363,599	475	32,911	331,163
	$ 363,599	$ 475	$ 32,911	$ 331,163

We anticipate incurring additional patent acquisition costs during the year ending December 31, 2012 (Fiscal 2012). Based on the net book value of patents acquisition costs at December 31, 2012, the Company estimates amortization expense for intangible assets to be $32,911 for each of the Fiscal years 2013 through 2017, and $166,608 thereafter.

NOTE 8.    Income Taxes

There is no benefit or provision for income taxes reflected in the accompanying financial statements.  Reconciliation between the provision for income taxes computed by applying the statutory Federal income tax rate and the provision for income taxes is as follows:

YEAR ENDED DECEMBER 31	2012	2011

Federal benefit at statutory rate	$ (613,394)	-34.0%	$ (392,488)	-34.0%
Increase (decrease) due to:
State benefits, net of federal benefits	(72,164)	-4.0%	(46,175)	-4.0%
Stock based compensation	0	0.0%	(4,066)	-0.4%
Foreign income subject to foreign income tax	0	0.0%	0	0.0%
Other, net	281	0.0%	2,704	0.2%
Valuation allowance	685,277	38.0%	440,025	38.1%
Provision for income taxes	$ -	0.0%	$ -	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets as of December 31, 2012 and 2011 were as follows:

	2012		2011
Deferred tax assets:
Accrued salaries	$ 377,774		$ 431,663
Accrued leave	(2,436)		(5,683)
Depreciation and amortization	(57,371)		(57,371)
Net operating loss carryforwards, not yet utilized	17,810,675		17,188,906
Total deferred tax assets	18,128,642		17,557,515
Valuation allowance for deferred tax assets	(18,128,642)		(17,557,515)
Net deferred tax assets	$ -		$ -

For income tax purposes, the Company has a cumulative net operating loss carryforwards at December 31, 2012 of approximately $46,870,198 that, subject to applicable limitations, may be applied against future taxable income.  If not utilized, the net US operating loss carryforward will begin to expire in 2023.

NOTE 9.    Commitments and Contingencies

Contractual Obligations

The following table summarizes scheduled maturities of our contractual obligations extending beyond one year for which cash flows are fixed and determinable as of December 31, 2012.

Category	Payments Due in Fiscal
	Total	2013	2014	2015	2016	2017	Thereafter

Short-term convertible debentures (1)	$ 1,688,205	$ 1,688,205	$ -	$ -	$ -	$ -	$ -
Interest payments (2)	-	-	-	-	-	-	-
Operating lease commitments (3)	5,864	5,864	-	-	-	-	-
Unconditional purchase obligations (4)	-	-	-	-	-	-	-
Total contractual obligations	$ 1,694,069	$ 1,694,069	$ -	$ -	$ -	$ -	$ -

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

(3) Represents projected rent cost for the existing office lease, which expires on January 31, 2013.  Total rental expense included in the accompanying consolidated statements of earnings was $71738 in fiscal 2012, and $70,160 in fiscal 2011.

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

Default under Series A Debentures and Series D Common Stock Purchase Warrants

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law. We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension. Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance. Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense. We remeasured the mandatory default amount as of December 31, 2012 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

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

NOTE 11.  Related Party Transactions

Note Payable to Stockholder and Executive Officer

On April 21, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, our Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned the Company $200,000. The Company issued a non-negotiable promissory note, dated effective April 21, 2006, to Mr. Trudnak in the principal amount of $200,000. The note is unsecured, non-negotiable and non-interest bearing. The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default. The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum. The note is not assignable by Mr. Trudnak without our prior consent. The Company may prepay the note in whole or in part upon ten days notice. On October 21, 2006, Mr. Trudnak extended the due date of the loan to December 31, 2006. Subsequently, on October 3 and October 18, 2006, Mr. Trudnak loaned the Company $102,000 and $100,000, respectively, on substantially the same terms as the April 21, 2006 loan, except that each loan is due six months after the date thereof. Accordingly, following such additional loans, the Company owed an aggregate of approximately $402,000 to Mr. Trudnak. On November 10, 2006, Mr. Trudnak extended the due dates of such loans to May 31, 2007, except that $100,000 of the April 21, 2006, loan becomes due upon the Company raising $2,500,000 in financing after November 6, 2006, and the remaining amount of $202,000 of such loans become due upon the Company raising an aggregate of $5,000,000 in financing after November 6, 2006, and prior to May 31, 2007. Following the first closing of our Debenture and Series D Warrant financing on November 8, 2006, the Company repaid $100,000 on November 20,

2006, in principal amount of the April 1, 2006 loan, and paid an additional $100,000 to Mr. Trudnak on April 17, 2007 upon the second closing of our Debenture and Series D Warrant financing. On May 31, 2007, Mr. Trudnak extended the due dates of the remaining loans to May 31, 2008. Although, the anticipated payment of $202,000 had not been made, and Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008, and $5,000 on September 14, 2011, for cumulative loans of $231,000.  The maturity date of the outstanding loans was extended to May 31, 2009, then to May 31, 2010 and June 30, 2011, and subsequently to December 31, 2011. On December 31, 2011, the outstanding loans were extended to June 30, 2012, then to December 30, 2012, and subsequently to June 30, 2013. The Company repaid an aggregate of $108,900 of the notes during 2010, and repaid an aggregate $33,100 during 2011, resulting in an outstanding balance at December 31, 2012 of $89,000. The terms of the above transaction were reviewed and approved by the Company’s audit committee and by the independent members of our Board of Directors.

Consulting Agreement with BND Software, Principal Owner Sean Kennedy, a Director of the Company

On July 15, 2008, Applied Visual Sciences, Inc. entered into a consulting agreement with BND Software, Inc. (“BND”), a corporation that is owned and controlled by Mr. Sean W. Kennedy, a director of the Company. BND agreed to provide certain consulting services to the Applied Visual including managing the research, development and information systems activities of the Company. The agreement is for a term of one year commencing on May 27, 2008, and on May 31, 2009. The agreement provided for an extension of a twelve (12) month period upon mutual agreement by both parties. The agreement may be terminated upon 60 days prior written notice by one party to the other party. The agreement provided for an annual compensation of $216,000. The Company did not renew the agreement with BND, although Mr. Kennedy continues to provide management services for the research, development and information systems activities. We paid or agreed to pay BND an aggregate of $168,663 during 2012, and $200,000 during 2011.  As of December 31, 2012, the Company has accrued and unpaid fees payable to BND Software of $662,589.

NOTE 12.  Operating Leases

The Company leases 3,269 square feet for its headquarters in Herndon, Virginia, pursuant to a 1 year commercial lease, for a monthly lease payment of $5,864, and expires on January 31, 2012. The security deposit for the lease remains at $11,122. We maintain our principal office at 525K East Market Street, # 116, Leesburg, Virginia 20176. Our telephone number at such address is (703) 539-6190.

Total rental expense for the leased offices included in the accompanying consolidated statements of operations was $71,738 in 2012 and $70,160 in 2011.

NOTE 13.  Subsequent Events

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

From April 17 – May 2, 2013, the Company performed a clinical trial in South Africa of 1,275 patients suspected of having tuberculosis.   The evaluation will take place at the National Health Laboratory Services (NHLS) / Center for Tuberculosis in Johannesburg, South Africa. This was a unique opportunity to demonstrate technology improvements made in the past year.  Refinements in the detection algorithms have resulted in advancements in key diagnostic measurements (sensitivity and specificity).  Also, it is an opportunity to demonstrate how computer-vision technology can supplement routine microscopy and produce improvements in TB case findings, and illustrating the economic benefits of deploying TBDx™ as an effective screening technology.  Using culture, key comparisons will be made to assess the performance of TBDx™, the increase in the volume of slide processing, the potential impact on labor and training budgets, the financial impact of combining two very different technologies, and measuring the speed from diagnosis to treatment.  The primary objectives of the protocol, approved by the NHLS and the London School of Tropical Medicine, are to:

•

Evaluate the performance of the TBDx™ computer vision technology against the diagnostic performance of routine smear microscopy, using culture as the “gold” standard, and using GeneXpert to confirm positive TBDx™ findings.

•

Measure the time-savings of the TBDx™ automated platform versus routine smear microscope

•

Assess the cost-savings impact of the TBDx™ automated platform versus the human resource requirements of routine smear microscopy.

•

Measure the economic impact for each positive case detection using TBDx™ as the front-end screening solution providing the positive detection cases to GeneXpert for confirmation and drug susceptibility testing

•

In approximately 6-8 weeks the results of the clinical trial will be compile, at which time a team will reassemble in South Africa and begin the analysis. We expect this test will illustrate significant cost savings using a layered diagnostic approach.

On March 21, 2013, the Company issued a promissory note to an accredited investor in the aggregate principal amount of $100,000.  The note matures on September 21, 2014, and accrues interest at a rate of 12% per annum.

On March 1, 2013, a Company employee converted $25,000 of accrued and unpaid wages for 833,333 shares of common stock.  The shares were issued under the 2009 Stock Compensation Plan.  Common stock was increased by $833 for the par value of the shares, paid-in capital was increased by $24,167, and accrued wages was charged $25,000.

On January 17, 2013, the Company issued 1,500,000 shares of common stock each to two executives and a consultant/director, in the aggregate amount of 4,500,000. The shares were issued under the 2009 Stock Compensation Plan.  Common stock was increased by $4,500 for the par value of the shares; paid-in capital was increased by $130,500, and stock compensation expense of $135,000.

On January 17, 2012, the Company issued to a consultant an aggregate of 280,000 shares of common stock as compensation in lieu of cash for services rendered.  Common stock was increased by $280 for the par value of the shares, paid-in capital was increased by approximately $10,370, and stock compensation expense of $10,650 was also recorded.

During January, the Company issued three promissory notes to accredited investors in the aggregate principal amount of $35,000 ($34,775, net of accrued commissions and expenses in the amount of $225).  $30,000 mature on March 31, 2013, and $5,000 mature in January 2014.  The short-term notes also accrue interest at a rate of 12% per annum.  The Company issued to the three note holders an aggregate of 95,000 shares of common stock, and the relative fair value of the common stock of $2,850 will be amortized over the term of the notes. A placement agent fee of $225 was expensed as financing costs. Common stock was increased by $95 for the par value of the shares, and paid-in capital was increased by $2,755.