Form 10-Q
period 2013-03-31
Applied Visual Sciences, Inc.
filed 2013-05-20
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

_______________________________

FORM 10-Q

(Mark One)

X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____

Commission file number: 000-28238

APPLIED VISUAL SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	54-1521616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

525K East Market Street, # 116, Leesburg, Virginia  20176

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

At May 15, 2013, the Registrant had 101,026,612 shares of Common Stock, $0.001 par value, were outstanding.

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

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends, “plans,” “should,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof (including their use in the negative), or by discussions of strategies, plans or intentions.  Such statements include but are not limited to statements under Part I, Item 1A - Risk Factors of our Form 10-K for the year ended December 31, 2012, Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report, and elsewhere in this Report. A number of factors could cause results to differ materially from those anticipated by such forward-looking statements, including those discussed under Part II, Item 1A - Risk Factors of this Report.  The absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including factors described in Part I, Item 1A - Risk Factors of our Form 10-K for the year ended December 31, 2012, and Part II, Item 1A – Risk Factors of this Report.  You should carefully consider the factors described in Part I, Item 1A - Risk Factors of our Form 10-K for the year ended December 31, 2012, and Part II, Item 1A – Risk Factors of this Report in evaluating our forward-looking statements.

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

CONSOLIDATED RESULTS OF OPERATIONS

31

LIQUIDITY AND CAPITAL RESOURCES

33

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

41

ITEM 4.    CONTROLS AND PROCEDURES

41

PART II. OTHER INFORMATION

42

ITEM 1.     LEGAL PROCEEDINGS

42

ITEM 1A.  RISK FACTORS

42

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

44

ITEM 3.     DEFAULT UNDER OUR SERIES A DEBENTURES

44

ITEM 5.     OTHER INFORMATION

44

ITEM 6.     Index to EXHIBITS

44

SIGNATURES

46

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 52,870	$ 3,445
Prepaid expenses	15,915	1,115
Total current assets	68,785	4,560

Equipment, net	85,083	116,135

Other Assets
Other noncurrent assets	11,122	11,122
Intangible assets, net	322,935	331,163
Total assets	$ 487,925	$ 462,980

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 1,593,272	$ 1,570,639
Accrued wages and related	7,385,551	7,177,753
Other accrued liabilities	90,234	72,804
Notes payable and advances, related parties	89,000	89,000
Notes payable, net of discount	694,856	559,704
Convertible debentures	2,025,846	2,025,846
Derivative liabilities - embedded conversion feature of debentures	270,113	202,585
Total current liabilities	12,148,872	11,698,331

Stockholders' Equity (Deficit)
Convertible preferred stock, $0.20 par value; authorized 1,000,000 shares
Shares issued and outstanding at March 31, 2013 - none
Shares issued and outstanding at December 31, 2012 - none	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares
Shares issued and outstanding at March 31, 2013 - 101,026,612
Shares issued and outstanding at December 31, 2012 – 95,318,279	101,027	95,318
Additional paid-in capital	82,371,376	82,117,522
Accumulated comprehensive income	63,354	63,354
Deficit accumulated during operating stage	(92,323,180)	(92,323,180)
Deficit accumulated during development stage	(1,873,524)	(1,188,365)
Total stockholders' equity (deficit)	(11,660,947)	(11,235,351)
Total liabilities and stockholders' equity (deficit)	$ 487,925	$ 462,980

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
			Cumulative From
			April, 1, 2012
	Three Months Ended March 31		(date of inception)
	2013	2012	To March 31, 2013

Net revenues	$ -	$ -	$ -

Cost of sales	-	-	-

Gross profit	-	-	-

Selling, general and administrative expense	605,313	521,152	1,836,415

Operating loss	(605,313)	(521,152)	(1,836,415)

Other income (expense)	(79,846)	(94,584)	(37,109)

Net loss	$ (685,159)	$ (615,736)	$ (1,873,524)

Net loss per common share
Basic & Diluted	$ (0.01)	$ (0.01)

Weighted average common shares outstanding
Basic & Diluted	99,611,449	89,910,704

Other comprehensive income
Comprehensive income - beginning of period	$ 63,354	$ 63,354	$ 63,354
Cumulative translation adjustments	-	-	-

Comprehensive income - end of period	$ 63,354	$ 63,354	$ 63,354

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative From
			April, 1, 2012
	Three Months Ended March 31		(date of inception) To
	2013	2012	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (685,159)	$ (615,736)	$ (1,873,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,684	24,681	85,766
Amortization of debt discounts	3,002	9,837	33,171
Stock-based compensation expense	226,562	833	310,854
Revaluation of derivative instrument income	67,528	67,528	(67,528)
Noncash broker compensation expense	-	-	2,700
(Gain) / Loss on disposal of fixed assets	(8,338)	-	3,949
Changes in operating assets and liabilities:
Increase in prepaid expenses	(14,800)	-	(13,305)
Increase in accounts payable	27,784	93,876	248,143
Increase in accrued wages and related	232,798	277,761	991,453
Increase in other accrued liabilities	17,430	14,970	66,842
Net cash flows used in operating activities	(114,509)	(126,250)	(211,479)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patents	-	(475)	-
Proceeds from sale of fixed assets	28,934	-	64,584
Net cash provided by (used in) investing activities	28,934	(475)	64,584

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	-	25,000	-
Proceeds from short-term notes payable, net	135,000	100,000	195,000
Net cash flows provided by financing activities	135,000	125,000	195,000
Net increase (decrease) in cash and cash equivalents	49,425	(1,725)	48,105
Cash and cash equivalents at beginning of the period	3,445	6,490	4,765
Cash and cash equivalents at end of the period	$ 52,870	$ 4,765	$ 52,870

Supplemental disclosure of cash flow information:
Conversion of accounts payable and other accrued liability to common stock	$ 5,150	$ 100,000	$ 5,150
Conversion of accrued wages to common stock	25,000	70,417	124,600

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

The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated financial statements do not include complete footnotes and financial statement presentations. As a result, these unaudited condensed consolidated financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012, included in our 2012 Annual Report on Form 10-K. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for those periods presented. The preparation of financial statements in conformity with United States (U.S.) generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

The Company maintains a website at www.appliedvs.com, which makes available free of charge our recent annual report and other filings with the SEC. In addition to its website, the Company also disseminates material non-public information on Facebook at https://www.facebook.com/appliedvs, and on Twitter at https://mobile.twitter.com/appliedvs.

These unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. Our independent registered public accounting firm’s reports on the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2012, contains an explanatory paragraph wherein it expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

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

As disclosed in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2012, the discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in conformity with United States (U.S.) generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex and, consequently, actual results could differ from those estimates and assumptions. Since December 31, 2012, there have been no significant changes to the assumptions and estimates related to those critical accounting policies. The Company has disclosed in Part I, Item 4. Controls and Procedures of this report that our disclosure controls and procedures were not effective during the period, as a result of the Company filing its December 31, 2012 Form 10-K on May 13, 2013, which was due on March 31, 2013.

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

The Company operates in North America, and Africa and Asia.  In general, revenues are attributed to the country in which the contract originates. There were no revenues for the three months ended March 31, 2013. Our product and service categories would include software licenses, research funding, maintenance support, and hardware. The Company continues to focus efforts in developing the Signature Mapping™ imaging technologies, while at the same time pursuing opportunities for our security product/services.  The following information represents software license activities. The Company continues to present the segmentation as they continue to develop their services by product and geographic location.

Cumulative From
April, 1, 2012
GEOGRAPHIC DATA	Three Months Ended March 31		(date of inception)
	2013	2012	To March 31, 2013
Net revenues
The Americas	$ -	$ -	$ -
Africa and Asia	-	-	-

Total net revenue	$ -	$ -	$ -

Cost of sales
The Americas	$ -	$ -	$ -
Africa and Asia	-	-	-
Total cost of sales	$ -	$ -	$ -

Operating (loss)
The Americas	$ (605,313)	$ (521,152)	$ (1,873,524)
Africa and Asia	-	-	-
Total operating loss	$ (605,313)	$ (521,152)	$ (1,873,524)

Depreciation and amortization
The Americas	$ 18,684	$ 24,681	$ 85,766
Africa and Asia	-	-	-
Total depreciation and amortization	$ 18,684	$ 24,681	$ 85,766

Total assets
The Americas	$ 487,925	$ 580,814
Africa and Asia	-	-
Total assets	$ 487,925	$ 580,814

Long-lived assets, net
The Americas	$ 408,018	$ 562,317
Africa and Asia	-	-
Total long-lived assets, net	$ 408,018	$ 562,317

Long-lived assets, net: consists of software, goodwill, patents, property and equipment, and other noncurrent assets.

Stock-Based Compensation

The Company has two active equity compensation plans which include the Amended and Restated 2003 Stock Incentive Plan and the 2009 Stock Compensation Plan (collectively, the “Plans”). A total of 50,000,000 shares have been reserved for issuance under these Plans in the form of stock-based awards to employees, non-employee directors and outside consultants of the Company, of which 4,871,353 shares remain available for issuance thereunder as of March 31, 2013. The grant of awards under the Plans require approval by the Compensation Committee of the Board of Directors of the Company (or the Board of Directors, in the absence of such a committee) (the “Committee”), and the Committee is authorized under the Plans to take all actions that it determines to be necessary or appropriate in connection with the administration of the Plans.

The Company adopted the provisions of ASC 718-10, “Share-Based Payment” to account for its share-based payments. ASC 718-10 requires all share-based payments to employees, or to non-employee directors as compensation for service on the Board of Directors, to be recognized as compensation expense in the consolidated financial statements based on the estimated fair values of such options as calculated using the Black-Scholes model, and the related expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience within separate groups of employees. In accordance with ASC 718-10, the Company recognized total stock-based compensation expense for employees and non-employee members of the Board of Directors for the three months ended March 31, 2013 of $221,062 and $0 for the same period during 2012.

The Company accounts for stock options granted to non-employees in accordance with ASC 718-10 and ASC 505-50, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services.” ASC 505-50 establishes the measurement principles for transactions in which equity instruments are issued in exchange for the receipt of goods or services. The Company has relied upon the guidance provided under ASC 505-50 to determine the measurement date and the fair value re-measurement principles to be applied, and recognizes as an expense the estimated fair value of such options as calculated using the Black-Scholes model. The fair value is remeasured during the service period at each balance sheet date, and is amortized over the remaining service period to vesting for each option or the remaining term of the recipient’s contractual arrangement, whichever is shorter. The Company recognizes compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate. Total stock-based compensation expense for consultants during the three months ended March 31, 2013 and the same period in 2012 were $5,500 and $833, respectively.

The Black-Scholes Merton option valuation model (Black-Scholes model) was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are not transferable.  The fair value of each option granted was estimated using the Black-Scholes model with the following weighted-average assumptions:

Black-Scholes Model Assumptions	2013	2012
Risk-free interest rate (1)	0.99%	2.27%
Expected volatility (2)	163.6%	136.7%
Dividend yield (3)	0.0%	0.0%
Expected life (4)	5.4 years	6.5 years

(1)	The risk-free interest rate is based on US Treasury debt securities with maturities similar to the expected term of the option.
(2)	Expected volatility is based on historical volatility of the Company*s stock factoring in daily share price observations.
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

Factors considered in granting stock options included: (i) the general policy during the past five, and in the foreseeable future, of not increasing base salaries of all employees, (ii) the performance of employees, (iii) the employees’ increasing responsibilities in a dynamic, and shrinking organization, and (iv) the accomplishments achieved by the Company during the prior year.  The 2003 Plan has been the principal method for our employees and executive officers to acquire equity interests in the Company. We believe that the annual aggregate value of these awards should be set near competitive median levels for comparable companies.  We may provide a greater portion of total compensation to our executives and employees through stock options given the general policy of not increasing base salaries in the foreseeable future. Our Compensation Committee administers the 2003 Plan based on the above factors, and the Committee approved the grant of stock options to all current employees, including its named executives, during 2007 through 2009 as an incentive for continued contributions in moving our product development efforts forward.  Stock options were not granted to employees, including its named executives, during 2012 and 2011, as the Company did not achieve the desired results during 2010 and 2011. Also, the Compensation Committee, based on management’s recommendation and discussions with the Committee, may grant stock options to new employees.  There were no stock options granted to new employees during the first three months of 2013, since there were no new employees hired during this period.

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

The Board of Directors granted 14,650,000 stock options to all employees, including its named executives, under the 2003 Plan during the three months ended March 31, 2013, and the fair value of the options is $439,500, of which $164,812 was recognized as stock-based compensation expense during the period.  The stock options were granted in consideration for the continued deferral of salaries during 2012 and 2013 to-date, as well as for the incentive for ongoing contributions in moving our product development efforts forward. The Company has reserved under the plan 24,159,347 shares to be issued upon exercise of outstanding options, and 3,536,353 remain available for future awards. Compensation expense for stock options granted is recognized over the requisite service period, which is typically the period over which the stock-based compensation awards vest.

Stock Options Exercised under the 2003 Plan

There were no stock options exercised during the first three months of 2013, and during the same period in 2012.

Summary of stock option activity under the 2003 Plan for the three months ended March 31, 2013 issued to employees, non-employee members of the Board of Directors and consultants is as follows:

Fiscal Year and Activity	Weighted- Average Exercise Price	Number of Options
Outstanding December 31, 2012	$ 0.32	9,509,347

Fiscal 2013 activity
Granted	-	14,650,000
Exercised	-	-
Cancelled	-	-
Outstanding March 31, 2013	0.33	24,159,347

Reserved for future issuance at March 31, 2013		3,536,353

The following table summarizes additional information about the 2003 Plan stock options outstanding at March 31, 2013:

Issued and Outstanding				Exercisable
Type of Option and Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Yrs)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Price
Nonqualified Stock Options $0.30 (1) (5)	850,000	0.8	$ 0.30	850,000	$ 0.30
Nonqualified Stock Options $0.30 (2) (5)	44,000	1.8	0.30	44,000	0.30
Incentive Stock Options $0.15 - $4.05 (3)	649,300	4.6	0.98	649,300	0.98
Incentive Stock Options $0.03 - $0.30 (4) (5)	22,616,047	8.0	0.12	7,966,047	0.29
Total	24,159,347	4.9	$ 0.15	9,509,347	$ 0.34

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

The following is a summary of the number and type of awards granted to, or exercised or forfeited by, employees, non-employee members of the Board of Directors and consultants pursuant to the Company’s 2009 Stock Compensation Plan for the three months ended March 31, 2013:

	Weighted-Average Grant or Exercise Price Per Share

Fiscal Year and Activity		Number of Shares
Reserved for future issuance as of December 31, 2012		6,668,333

Fiscal 2013 activity:
Common stock awards	$ 0.03	5,333,333
Restricted stock awards	-	-
Restricted stock rights	-	-
Non-qualified stock options	-	-
Issued during 2013	0.03	5,333,333

Reserved for future issuance as of March 31, 2013		1,335,000

Stock options or restricted stock rights outstanding		-

Stock Issued under the 2009 Plan

In January 2013, the Company issued 4,500,000 shares of common stock to three of its named executives, which vest 50% three months from the date of issuance and 50% upon six months from date of issuance.  The shares were issued under the 2009 Stock Compensation Plan in consideration for the continued deferral of salaries during 2012 and 2013 to-date, as well as for the incentive for ongoing contributions in moving our product development efforts forward.  Our Compensation Committee, under the direction of the Board of Directors, administers the 2003 Plan based on the above factors, and the Board approved the grant of stock options to all current employees, including its named executives. Common stock was increased by $4,500 for the par value of the shares, paid-in capital was increased by $130,500, and $135,000 was recorded as deferred stock compensation.  During the three months ended March 31, 2013, $56,250 was expensed as stock compensation, and $26,250 was recorded for the revaluation of such shares outstanding at March 31, 2013.

In March 2013, an employee converted $25,001 of accrued wages for 833,333 shares of common stock. The shares were issued under the 2009 Stock Compensation Plan. Common stock was increased by $834 for the par value of the shares, and paid-in capital was increased by $24,167.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. For financial statement purposes, depreciation is provided on the straight-line method over the estimated useful life of the asset ranging from 3 to 10 years.

	(Unaudited)
Asset (Useful Life)	March 31, 2013	December 31, 2012
Software (3 years)	$ 84,224	$ 84,224
Computer equipment (3 to 5 years)	329,861	329,861
Furniture and fixtures (7 to 10 years)	231,033	323,639
Equipment (7 to 10 years)	80,727	80,727
	725,845	818,451
Less accumulated depreciation	640,762	702,316
Equipment, net	$ 85,083	$ 116,135

Depreciation expense for property and equipment was $10,456 and $16,453 in the three months ended March 31, 2013 and 2012, respectively, and is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company sold furniture in March 2013 for $28,934, which had a net book value of $20,596 resulting in a gain from the sale of fixed assets of $8,338.

Goodwill and Other Intangible Assets

Intangible Assets – Intangible assets consist of acquired software and patents. Under ASC 350, “Goodwill and Other Intangible Assets,” such assets acquired including software technology is considered to have a finite life.  Management has estimated the useful life of acquired software technology to be 5 years and amortized such costs on a straight-line basis over this period. In addition, ASC 985-20, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” requires the Company to consider whether or not the software technology is impaired using a net realizable value analysis based on projected discounted cash flows. The Company prepared this analysis as of March 31, 2013, and concluded that the intangible assets are not impaired.  Patent acquisition costs pertaining to the Company’s 3i technology that covers its PinPoint™ and Signature Mapping™ intellectual property (technology not acquired through acquisition), have been capitalized as of the date incurred, and are being amortized over the 20-year legal life of the patents. The Company has been granted by the United States Patent & Trademark Office (“USPTO”) six patents related to its 3i technology. The Company evaluates the periods of amortization continually to determine whether later events or circumstances require revised estimates of useful lives. The Company’s intangible acquired software technology was fully amortized as of December 31, 2009. Therefore, there was no amortization costs associated with acquired software during the three months ended March 31, 2013 and 2012, respectively. Amortization expense for patent acquisition costs was $8,228 and $8,228 during the three months ended March 31, 2013 and 2012, respectively, and is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company anticipates incurring additional patent acquisition costs during 2013.

Three Months Ended March 31, 2013
	Beginning Period Cost			Net Book Value
		Additions	Reductions
Intangibles with finite lives:
Patent acquisition costs	$ 331,163	$ 0	$ 8,228	$ 322,935

Excess of Purchase Price over Net Assets Acquired (Goodwill) – The Company follows the provisions of ASC 805-10, “Business Combinations” and ASC 350-10, “Goodwill and Other Intangible Assets.” These statements establish financial accounting and reporting standards for acquired goodwill.  Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. Effective January 1, 2002, with the adoption of ASC 350-10, goodwill must be evaluated for impairment and is no longer amortized. Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired. To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets. There was no goodwill on the consolidated balance sheet of the Company during Fiscal 2012 and the three months ended March 31, 2013, as a net realizable value analysis was made for goodwill in prior years and such asset was considered fully impaired during those prior years. Therefore, there was no amortization expense of goodwill during the three months ended March 31, 2013, or during the same period in 2012.

Impairment of Excess Purchase Price over Net Assets Acquired – The Company follows the provisions of ASC 350-10 “Goodwill and Other Intangible Assets” for the impairment of goodwill. The Company determines impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill. Impairment is tested annually or whenever indicators of impairment arise.  There was no goodwill on the consolidated balance sheet of the Company during Fiscal 2012 and the three months ended March 31, 2013, as a net realizable value analysis was made for goodwill in prior years and such asset was considered fully impaired during those prior years.

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

In June 2011, the FASB amended its authoritative guidance related to the presentation of comprehensive income, requiring entities to present items of net income and other comprehensive income either in one continuous statement or in two separate consecutive statements.  This guidance also required entities to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements.  In December 2011, the FASB issued an update to this guidance deferring the requirement to present reclassification adjustments on the face of the financial statements.  However, the Company is still required to present reclassification adjustments on either the face of the financial statement where comprehensive income is reported or disclose the reclassification adjustments in the notes to the financial statements.  This guidance, including the deferral, becomes effective for the Company’s fiscal 2013 first quarter, with early adoption permitted and full retrospective application required.  The guidance did not have a material impact on the Company’s consolidated financial statements.

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

(3)

Financial Condition, Going Concern Uncertainties and Events of Default

The Company, previously an operating stage company, became a development stage company on April 1, 2012, the date of inception as a development stage company for financial reporting.  A development stage company, as defined by ASC-915-10 “Accounting and Reporting by Development Stage Enterprise”, is an entity that devotes substantially all of its efforts to establish a business and either of the following conditions exists: 1) the principal operations have not commenced, or 2) the principal operations have commenced, but there has been no significant revenue therefrom. During the three months ended March 31, 2013, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Our independent registered public accounting firm’s report on the consolidated financial statements included herein, and in our annual report on Form 10-K for the year ended December 31, 2012, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

As of March 31, 2013, we have outstanding trade and accrued payables of $1,593,272, other accrued liabilities of $90,234, and accrued salaries and related expenses due to our employees and management of $7,385,551. Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $89,000, and $695,000 short-term notes from six investors, which as of March 31, 2013 has a $144 debt discount.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense. We remeasured the mandatory default amount as of March 31, 2013 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so.  The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

During the three months ended March 31, 2013, the Company issued promissory notes to three accredited investors in the aggregate principal amount of $135,000 ($134,775, net of commissions and expenses in the amount of $225), of which $30,000 originally matured on March 31, 2013 and was amended to mature on June 30, 2013, $3,000 matures on January 24, 2014, $2,000 matures on January 28, 2014, and $100,000 matures on September 21, 2014.  The short-term notes accrue interest at a rate of 12% per annum.  The Company also issued to the note holders an aggregate of 95,000 shares of common stock.

As of March 31, 2013, we had a cash balance of $52,870. Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities. Currently, we are spending or incurring (and accruing) expenses of approximately $190,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees. Management believes that we will require an aggregate of approximately $2,280,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.  This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

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

During the three months ended March 31, 2013, our total stockholders’ deficit increased by $425,596 to $11,660,947, and our consolidated net loss for the period was $685,159. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

(4)

Stockholders’ Equity

Other Common Stock Issued Including Exercises of Warrants and Options

During the three months ended March 31, 2013, the Company issued promissory notes to three accredited investors in the aggregate principal amount of $135,000 ($134,775, net of commissions and expenses in the amount of $225), of which $30,000 originally matured on March 31, 2013 and was amended to mature on June 30, 2013, $3,000 matures on January 24, 2014, $2,000 matures on January 28, 2014, and $100,000 matures on September 21, 2014.  The short-term notes accrue interest at a rate of 12% per annum.  The Company also issued to the note holders an aggregate of 95,000 shares of common stock. The relative fair value of the common stock of $2,850 was recorded as a discount to the notes payable and will be amortized over the term of the notes.  Common stock was increased by $95 for the par value of the shares, $2,750 was applied to paid-in-capital, and $2,728 was recorded to other expense for the amortization of the debt discount during 2013.

On January 17, 2013, the Company issued 1,500,000 shares of common stock each to two executives and a consultant/director, in the aggregate amount of 4,500,000. The shares were issued under the 2009 Stock Compensation Plan.  Common stock was increased by $4,500 for the par value of the shares, paid-in capital was increased by $130,500, and $135,000 was recorded as deferred stock compensation.  During the three months ended March 31, 2013, $56,250 was expensed as stock compensation, and $26,250 was recorded for the revaluation of such shares outstanding at March 31, 2013.

During the three months ended March 31, 2013, a company employee converted accrued and unpaid wages for an aggregate of 833,333 shares of common stock.  The shares were issued under the 2009 Stock Compensation Plan.  Common stock was increased by $834 for the par value of the shares, paid-in capital was increased by $24,167, and accrued wages was reduced by the fair value of the stock of $25,001.

In January 2013, the Company agreed to convert $5,150 of outstanding accrued payables and $5,500 other services to a consultant for an aggregate of 280,000 shares of common stock.  The average conversion price was $0.04. Common stock was increased in the aggregate of $280 for the par value of the shares, paid-in capital was increased in the aggregate of $10,370, and accrued payables were reduced by the outstanding amount of $5,150 and $5,500 expensed to consulting stock compensation.

Other Common Stock Purchase Warrants Issued, Expired, or Forfeited

During the three months ended March 31, 2013, an aggregate of 1,560,000 common stock purchase warrants expired, of which 60,000 were warrants issued to a consultant, and 1,500,000 Class H warrants issued to an investor.

The Company has issued warrants as compensation to its note holders, placement agents and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.  The table below shows by category, the warrants issued and outstanding at March 31, 2013.

Common Stock Purchase Warrants	Number of Warrants Outstanding and Exercisable	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Note and debenture holders	10,000	December 2007	$ 0.70	December 2013
	18,293	February 2009	0.41	February 2014
	150,000	January 2010	0.25	January 2015
	78,750	September 2010	0.25	September 2015
	257,043

Private placement investors	214,285	March 2008	0.75	December 2013
	2,142,850	April 2008	0.70	April 2013
	2,682,553	Sept to Dec 2008	0.41	Sept to Dec 2013
	4,358,981	Jan to April 2009	0.41	Jan to April 2014
	800,000	June to July 2009	0.25	June to July 2014
	3,881,973	July to August 2009	0.25	December 2016
	2,099,007	Oct to Dec 2009	0.25	Oct to Dec 2014
	400,000	November 2009	0.25	December 2016
	800,000	March to May 2010	0.25	December 2016
	2,499,568	March to June 2010	0.25	March to June 2015
	150,752	August 2010	0.25	December 2016
	3,731,155	July to Sept 2010	0.25	July to Sept 2015
	5,301,345	Oct to Dec 2010	0.25	Oct to Dec 2015
	400,000	Nov to Dec 2010	0.50	Nov to Dec 2013

	800,000	February 2011	0.25	February 2014
	600,000	February 2011	0.25	February 2016
	88,000	October 2011	0.25	October 2014
	300,000	March 2012	0.25	March 2015
	31,250,469

Placement agents	272,827	June 2009	0.45	June 2014
	108,000	July 2009	0.25	July 2014
	205,000	December 2009	0.28	December 2014
	72,000	February 2011	0.25	February 2016
	657,827

Consultants	200,000	December 2009	0.25	December 2014
	63,000	June to August 2009	0.25	June to Aug 2014
	14,000	August 2010	0.28	August 2015
	14,000	September 2010	0.25	September 2015
	128,000	December 2010	0.50	December 2013
	419,000

Total Warrants Issued/Outstanding	32,584,339

As of March 31, 2013, approximately 11,296,906 of the above warrants may be exercised pursuant to the cashless exercise provisions of such warrants and, if so exercised, the shares may be subsequently resold under the provisions of Rule 144 under the Securities Act. Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.

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

On April 25, 2013, The Joint Clinical Research Center in Kampala, Uganda has approved a research protocol for the evaluation of the TBDx™ technology.  It is likely that the evaluation will begin in July/August, 2013.

On April 21, 2013, Dr. Luis Cuevas of the Liverpool School of Tropical Medicine has received funding from the European and Developing Countries Clinical Trials Partnership (EDCTP) to conduct a tuberculosis research project in Abuja, Nigeria, and a portion of this project funding will be used to evaluate the TBDx™ technology over a six month period. A protocol for the evaluation has been approved and finalized.  It is expected that the evaluation will begin in June/July 2013.

From April 15 through May 2, 2013, the Company performed a clinical trial in Johannesburg, South Africa of patients suspected of having tuberculosis.  The evaluation took place at the National Health Laboratory Services (NHLS) / Center for Tuberculosis.  In its most thorough external evaluation of TBDx™ to-date, the Company was assisted by highly skilled and professional staff from the National Institute for Communicable Diseases (NICD), who dedicated considerable human and material resources to execute a test protocol that was approved by the London School of Tropical Medicine.  During the technology evaluation, TBDx™ processed 1,249 patient slide specimens and acquired approximately 375,000 digital images.

Though TBDx™ has completed its processing and classification of the cases, and the microscopists have completed their reading of all the patient slides, the study protocol requires that performance be compared against culture, the ‘gold standard’.  It will take approximately 4 to 6 weeks before the culture results are known for each of these cases. Additionally, all cases classified as positive by TBDx™ are to be confirmed by PCR (polymerase chain reaction) amplification testing to determine the benefit of using TBDx™ as a screening technology, and the confirmation is expected to be completed by the end of May, 2013.

Quantitative analysis cannot be developed until culture results are available. However, during the evaluation, the NICD – Center for Tuberculosis (CTB) staff analyzed 300 processed cases as a preliminary analysis.  Preliminary findings demonstrated were:

•

TBDx™ classification of positive cases matched very closely with positive classifications as determined by the microscopists.  Among the positive cases that were reviewed, TBDx™ and the microscopists matched 46 of 48 cases.  Of the two unmatched cases, one will require culture to make the final determination, and the other involved a case that should have been excluded from the study.

•

TBDx™ classified 160 cases as negative that the microscopists were also classifying as negative for TB.

This was a unique opportunity to demonstrate technology improvements made in the past year.  Refinements in the detection algorithms have resulted in advancements in key diagnostic measurements (sensitivity and specificity).  It was an opportunity to demonstrate how computer-vision technology can supplement routine microscopy and produce improvements in TB case findings, and illustrating the economic benefits of deploying TBDx™ as an effective screening technology.  Using culture, key comparisons will be made to assess the performance of TBDx™, the increase in the volume of slide processing, the potential impact on labor and training budgets, the financial impact of combining two very different technologies, and measuring the speed from diagnosis to treatment.

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

The following table presents the Company’s hierarchy for its financial assets and liabilities at fair value on a recurring basis as of March 31, 2013:

	Level 1	Level 2	Level 3	Total
Nonderivatives:
Cash and cash equivalents	$ 52,870	$ -	$ -	$ 52,870
Current debt	89,000	-	-	89,000

Derivatives:
Convertible debentures	-	-	2,025,846	2,025,846
Embedded conversion feature of debentures	-	-	270,113	270,113
Common stock issued with notes	-	-	694,856	694,856

The estimated fair value of the Company's financial instruments are as follows:
Liabilities Measured at Fair Value	Convertible Notes and Debentures, Net of Discount (1)	Embedded Conversion Feature of Debentures (2)	Common Stock Issued with Notes (3)	Total
Beginning balance as of December 31, 2012	$ 2,025,846	$ 202,585	$ 559,704	$ 2,788,135
Revaluation (gain)/loss in interest expense	-	67,528	-	67,528
Issuances, net of discount	-	-	132,150	132,150
Amortization of discount	-	-	3,002	3,002
Ending balance as of March 31, 2013	$ 2,025,846	$ 270,113	$ 694,856	$ 2,990,815

Total (gain)/loss from revaluation of derivatives and event of default included in earnings for the period and reported as an adjustment to interest	$ -	$ 67,528	$ 3,002	$ 70,530

(1) The balance as of March 31, 2013, includes $1,688,205 for the outstanding convertible debentures issued November 8, 2006 and April 12, 2007, and an additional amount of $337,641 for the event of default provision under the debentures October 15, 2010 amendment agreement.

(2) Represents the conversion feature of outstanding convertible debentures issued November 8, 2006 and April 12, 2007.  The fair value of the conversion feature since May 20, 2009, the final milestone reset date of the debentures, was determined using market quotation.

(3) The balance as of March 31, 2013, includes $695,000 for outstanding short-term notes payable issued October 2011 through April 2012, less the remaining note discount of $144 for issuance of common stock to note holders as inducement for the notes.  The note discount is being amortized over the life of the notes.

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

Our independent registered public accounting firm’s report on the consolidated financial statements included in our Annual Report Form 10-K for the year ended December 31, 2012, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

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

To achieve our strategic vision, we are aware of the need to exercise the financial and operational discipline necessary to achieve the proper blend of resources, products and strategic partnerships.  These efforts can accelerate our ability to develop, deploy and service a broad range of intelligent imaging informatics solutions directly to our target markets and indirectly through OEM/value added reseller (“VAR”) partners.  During 2013, we continued implementing changes across the spectrum of our business. We refined our marketing strategy for PinPoint™ and Signature Mapping™, and enhanced our Signature Mapping™ product offerings.

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

We have been involved in a number of wide ranging U.S. Government proposals since 2011.  We have teamed on a few of the proposals with large, well-known defense contractors, a federally funded research laboratory and directly.  The proposals were submitted to various U.S. Government agencies. Unfortunately, most of the projects were deferred due to the ongoing federal budget discussions in Congress and operational uncertainties within the funding agencies. At this point in time, we have no indication that any of these projects will be funded this fiscal year or the next budget cycle.  We will continue to pursue opportunities for the deployment of our PinPoint™ product as opportunities develop. With these uncertainties and our ability to manage with limited cash resources during 2013, we have focused on the marketing and sale of our healthcare products, as better discussed below.

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

•

The Joint Clinical Research Center in Kampala, Uganda has approved a research protocol for the evaluation of the TBDx™ technology. It is likely that the evaluation will begin in July/August, 2013.

•

Dr. Luis Cuevas of the Liverpool School of Tropical Medicine has receive funding from the European and Developing Countries Clinical Trials Partnership (EDCTP) to conduct a tuberculosis research project in Abuja, Nigeria, and a portion of this project funding will be used to evaluate the TBDx™ technology. A protocol for the evaluation has been approved and finalized.  It is expected that the evaluation will begin in June/July 2013.

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

On November 29, 2012, TBDx “Proof of Concept” Evaluation Is Published In PLoS One. The initial evaluation of TBDx TM, “Proof-of-Concept” Evaluation of an Automated Sputum Smear Microscopy System for Tuberculosis Diagnosis, undertaken by The Aurum Institute, was published in the Public Library of Science (PLoS) One.  PLoS One is a highly regarded and open source of scientific research in the TB community. This peer-reviewed evaluation represents the state of the TBDxTM technology development as it existed in May, 2011.

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

Principal Offices

We maintain our principal office at 525K East Market Street, # 116, Leesburg, Virginia, 20176.  Our telephone number in the U.S. is (703) 539-6190.  Material non-public information can be found on our Internet address at www.appliedvs.com, on Facebook at https://www.facebook.com/appliedvs, and on Twitter at https://mobile.twitter.com/appliedvs.  Such information on our website, Facebook and Twitter is not deemed to be part of this Annual Report on Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

Results of Operations

Three months Ended March 31, 2013 Compared to the Three months Ended March 31, 2012

The following analysis reflects the condensed consolidated results of operations of the Company and its subsidiaries.

Net Revenues. There were no revenues for the three month period ended March 31, 2013, or for the same period in 2012.

Cost of Sales.  There was no cost of sales for the three months ended March 31, 2013, and the same period in 2012.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended March 31, 2013 of $605,313, increased by $84,161 (16.1%), as compared to $521,152 for the same period in 2012. The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the three-month period.

					Cumulative From
					April 1, 2012
	Three Months Ended March 31				(date of inception)
	2013	2011	$ Change	% Change	To March 31, 2013
Payroll and related costs	$ 260,795	$ 265,987	$ (5,192)	(2.0)	$ 979,290
Professional fees	66,199	177,302	(111,103)	(62.7)	257,068
Research and development costs	5,385	18,012	(12,627)	(70.1)	69,673
Other operating expenses	27,688	34,337	(6,649)	(19.4)	133,765
Depreciation and amortization	18,684	24,681	(5,997)	(24.3)	85,766
Stock-based compensation	226,562	833	225,729	27,098.3	310,853
Total	$ 605,313	$ 521,152	$ 84,161	16.1	$ 1,836,415

Payroll and related costs, which includes salaries, commissions, taxes and benefits, decreased $5,192 (2.0%). The Company currently employs five full-time and one part-time employee, compared to six full-time and one part-time employee for the same period in 2012.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees decreased for the three months ended March 31, 2013 versus the same period last year by $111,103 (62.7%) due to: (i) an increase of $2,000 for services provided for XBRL tagging required by the SEC effective June 30, 2012, (ii) a decrease in general consultants, and miscellaneous services and fees of $3,103, (iii) a decrease in audit fees of $10,000 due to reduced transactions, and (iv) a decrease in non-refundable formation fee of $100,000 incurred in January 2012, which is related to negotiations of a strategic partnership for BCDx™.

Research and development (“R&D”) costs decreased for the three months ended March 31, 2013, compared to the same period last year by $12,627 (70.1%), due to redirecting the research and development staff to business development activities for Signature Mapping TBDx™ and TBDxV™ projects.

Other operating expenses decreased by $6,649 (19.4%) to $27,688 for the three months ended March 31, 2013, as compared to $34,337 for the same period in 2012. The decrease is attributed to reduced travel costs of $5,731, and lower administrative expenses by $918.

Depreciation and amortization expense in selling, general, and administrative for the three months ended March 31, 2013, is $18,684, compared to the same period for 2012 of $24,681, or a decrease of $5,997 (24.3%).  The decrease is due to the sale of furniture in October 2012 and March 2013, which reduces the depreciable base amount.

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee members of our Board of Directors, and consultants in lieu of cash compensation. During the three months ended March 31, 2013, the Company recognized an expense associated with employees, including its named executives, for stock-based compensation of $221,062, and for consultants of $5,500. During the same period of 2012, the Company did not recognize stock-based compensation expense for employees and directors, and recognized an expense of $833 for consulting services. Stock-based compensation expense for employees increased $221,062 and consultants increased $4,667 during 2013.

Employee stock option expense in 2013 and 2012 represents the amortization of the Black-Scholes fair value as outlined above in accordance with ASC 718-10. ASC 718-10 requires the recognition of all share-based payments to employees or to non-employee directors, as compensation for service on the Board of Directors, as compensation expense in the consolidated financial statements. The amount of compensation is measured based on the estimated fair values of such stock-based payments on their grant dates, and is amortized over the estimated service period to vesting.  Consulting expense for stock-based payments to consultants is based on the fair value of the stock-based compensation at inception and amortized over the estimated service period but, in accordance with ASC 505-50, is remeasured on each reporting date until the performance commitment is complete.

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income and expense. Net other expense for the three months ended March 31, 2013 was $79,846, compared to $94,584 for the same period last year, for a decrease in other expense of $14,738 (15.6%).

There was no interest income from interest bearing accounts for the three months ended March 31, 2013, or for the same period in 2012, due to low average daily cash balances in interest bearing accounts during the periods.

For the three months ended March 31, 2013, the Company had other non-operating expense of $79,846, compared to $94,584 for the same period in 2012, or a decrease in non-operating expense of $14,738 (15.6%).  The components of non-operating expense for the first quarter of 2013 and the variances to the same period in 2012 include: (i) a gain from the sale of furniture of $8,338 in 2013, and no such sale of fixed assets during the same period in 2012, (ii) debt discount amortization costs in 2013 of $3,002 and $9,836 in 2012, (iii) interest expense in 2013 for short-term notes of $17,429, whereby $14,970 for the same period in 2012, (iv) an expense of $67,528 in 2013 for the revaluation of beneficial conversion feature of the outstanding debentures, compared to $67,528 in 2012, and

(iv) financing costs for commissions on short-term notes of $225, versus $2,250 for the same period in 2012. Non-cash non-operating expense included above for the three months ended March 31, 2013 was $70,530, compared to $79,614 for the same period in 2012.

Net Income (Loss) and Net Income (Loss) per Common Share.  Net loss for the three months ended March 31, 2013 was $685,159, compared to $615,736 for the same period in 2012, for an increase in net loss of $69,423 (11.3%). Net income (loss) for the Company per common share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of shares outstanding. Net income (loss) per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from contingently issuable shares (i.e. common stock purchase warrants and stock options issued and outstanding).

Reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three Months Ended March 31
	2013	2012
Numerator:
Net loss	$ (685,159)	$ (615,736)

Denominator:
Weighted average common shares outstanding - basic and diluted	99,611,449	89,910,704

Net loss per common share:
Basic and diluted	($0.01)	($0.01)

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Three Months Ended March 31
	2013	2012
Net cash used in operating activities	$ (114,509)	$ (126,250)
Net cash provided by (used) in investing activities	28,934	(475)
Net cash provided by financing activities	135,000	125,000
Net increase (decrease) in cash	$ 49,425	$ (1,725)

Net Cash Used in Operations

Net cash used in operating activities for the three months ended March 31, 2013, was $114,509, compared with net cash used in operating activities of $126,250 during the same period for 2012, or a decrease in the use of cash for operating activities of $11,741 (9.3%). The decrease in the use of cash is due to: (i) lower operating costs including, but not limited to a decrease in selling, general and administrative costs (other than depreciation and amortization, and stock based compensation) of $135,571 (27.4%), and an increase in non-operating expense (other than noncash items) of $2,684 (17.9%); and (ii) offset by a net increase in components of operating assets and liabilities of $121,416 (31.3%).

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities of $28,934 was for the sale of furniture for the three months ended March 31, 2013.  This compares with net cash used for investing activities for patent costs of $475 for same period in 2012, or an increase in cash provided by investing activities of $29,409. The Company anticipates it will incur equipment costs during the current fiscal year ending December 31, 2013, as we design add-on features that extend our current products into other areas, and ongoing patent costs related to further protection of our PinPoint™ and Signature Mapping™ products.

Net Cash Provided by Financing Activities

Net proceeds from financing activities were $135,000 for the three months ended March 31, 2013, compared with $125,000 for the same period in 2012, or an increase of $10,000 (8.0%). Of the 2013 net proceeds from financing activities, $135,000 (100.0%) was from the issuance of short-term promissory note. The increase in the net cash provided by financing activities is due to (i) an increase in funds from short-term notes payable of $35,000, and (ii) a decrease of $25,000 from the issuance of new equity financings. Management is seeking, and expects to continue to seek to raise additional capital through equity or debt financings or bank borrowings, including through one or more equity or debt financings or bank borrowings to fund its operations, repay or repurchase its debentures, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

Cash and Cash Equivalents

Our cash and cash equivalents increased during the three months ended March 31, 2013 by $49,425, compared to a decrease in cash and cash equivalents during the same period in 2012 of $1,725.  As outlined above, the increase in cash and cash equivalents for the current period in 2013 was the result of; (i) cash used in operating activities of $114,509, (ii) cash provided by investing activities of $28,934, and (iii) an increase in cash by $135,000 from financing activities. The net change in cash and cash equivalents for the three months ended March 31, 2013, as compared to the same period in 2012, was $51,150, and is the result of (i) a decrease in cash used in operating activities of $11,741 (9.3%), (ii) an increase from investing activities $29,409, and (iii) a increase in financing activities of $10,000 (8.0%).

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

	(unaudited)
Category	March 31, 2013	December 31, 2012
Cash and cash equivalents	$ 52,870	$ 3,445

Current assets	68,785	4,560
Current liabilities	12,148,872	11,698,331
Working capital (deficit)	$ (12,080,087)	$ (11,693,771)

As of March 31, 2013, the Company had a working capital deficit of $12,080,087, compared to $11,693,771 at December 31, 2012, or an increase in working capital deficit of $386,316 (3.3%). As of March 31, 2013, the Company had cash and cash equivalents of $52,870 as compared to $3,445 on December 31, 2012. The increase in cash and current assets of $64,225 is the net result of our operating, investing and financing activities outlined above. For 2013, current liabilities increased $450,541 (3.9%), with specific decreases in liabilities of $30,150, including (i) $25,000 for conversion of accrued wages for stock, (ii) $5,150 for conversion of accounts payable for stock, and specific increases in current liabilities of $480,691, including: (i) $17,430 in accrued interest, (ii) $27,783 in trade and accrued payables, (iii) $67,528 for the revaluation of  beneficial conversion feature of the outstanding debentures,           (iv) $135,152 short-term note payable, net of debt discount, and (v) $232,798 for the continued accrual of unpaid wages and related expenses for all employees.

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

Recent Financing Arrangements

2013 Short-Term Promissory Notes

During the three months ended March 31, 2013, the Company issued four promissory notes to three accredited investors in the aggregate principal amount of $135,000, ($134,775, net of commissions and expenses in the amount of $225), of which $30,000 originally matured on March 31, 2013 and was amended to mature on June 30, 2013, $3,000 matures on January 24, 2014, $2,000 matures on January 28, 2014, and $100,000 matures on September 21, 2014.  The short-term notes accrue interest at a rate of 12% per annum.  The Company also issued to the note holders an aggregate of 95,000 shares of common stock.  The relative fair value of the common stock of $2,850 will be amortized over the term of the notes.  The terms of the notes are essentially the same as the 2011 and 2012 short-term promissory notes, except for the original maturity period, the number of shares of common stock issued for each dollar of the note, or a 2% royalty payment of future TBDx™ net revenue in South Africa if such shares were not issued under the notes.

Other Liabilities

2011 – 2012 Short-Term Promissory Notes

The Company issued eight promissory notes to five accredited investors in the aggregate principal amount of $560,000.  The notes accrue interest at a rate of 12% per annum.  The notes mature on June 30, 2013.  The Company also issued an aggregate of 685,000 shares of common stock.  The relative fair value of the common stock of $46,415 will be amortized over the term of the notes.  The Company also issued 260,800 shares of common stock as compensation in connection with the financing for a fair value of $27,700.  The notes may be prepaid in whole or in part at any time without premium or penalty, with all prepayments first applied to accrued interest, and then to principal payments. An event of default may occur under the notes if (i) the Company’s failure to pay when due any principal or interest under the note, (ii) the material violation by the Company of any representation, warranty, covenant or agreement contained in the note, (iii) an assignment for the benefit of creditors by the Company, (iv) the application for the appointment of a receiver or liquidator for the Company or the property of the Company, or (v) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors with respect to or by the Company; provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within thirty (30) days of the date of such petition.  If an event of default occurs under the note, the note shall be in default immediately and without any notice, and the entire unpaid principal sum of the Note, together with any accrued interest, shall at the option of the holder thereof become immediately due and payable in full, in accordance with the terms of the note. Upon the occurrence of an event of default, the Company agrees to pay reasonable collection or enforcement costs and expenses, including reasonable attorneys’ fees and interest from the date of the default at the rate of ten percent (10%) per annum computed on the unpaid principal balance.

2006 through 2013 Short-Term Promissory Notes, Related Party

On April 21, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, our Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned the Company $200,000. The Company issued a non-negotiable promissory note, dated effective April 21, 2006, to Mr. Trudnak in the principal amount of $200,000. The note is unsecured, non-negotiable and non-interest bearing. The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default. The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum. The note is not assignable by Mr. Trudnak without our prior consent. The Company may prepay the note in whole or in part upon ten days notice. On October 21, 2006, Mr. Trudnak extended the due date of the loan to December 31, 2006. Subsequently, on October 3 and October 18, 2006, Mr. Trudnak loaned the Company $102,000 and $100,000, respectively, on substantially the same terms as the April 21, 2006 loan, except that each loan is due six months after the date thereof. Accordingly, following such additional loans, the Company owed an aggregate of approximately $402,000 to Mr. Trudnak. On November 10, 2006, Mr. Trudnak extended the due dates of such loans to May 31, 2007, except that $100,000 of the April 21, 2006, loan becomes due upon the Company raising $2,500,000 in financing after November 6, 2006, and the remaining amount of $202,000 of such loans become due upon the Company raising an aggregate of $5,000,000 in financing after November 6, 2006, and prior to May 31, 2007. Following the first closing of our Debenture and Series D Warrant financing on November 8, 2006, the Company repaid $100,000 on November 20, 2006, in principal amount of the April 1, 2006 loan, and paid an additional $100,000 to Mr. Trudnak on April 17, 2007 upon the second closing of our Debenture and Series D Warrant financing. On May 31, 2007, Mr. Trudnak extended the due dates of the remaining loans to May 31, 2008. Although, the anticipated payment of $202,000 had not been made, and Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008, and $5,000 on September 14, 2011, for cumulative loans of $231,000.  The maturity date of the outstanding loans was extended to May 31, 2009, then to May 31, 2010 and June 30, 2011, and subsequently to December 31, 2011. On December 31, 2011, the outstanding loans were extended to June 30, 2012, then to December 30, 2012, and subsequently to June 30, 2013. The Company repaid an aggregate of $108,900 of the notes during 2010, and repaid an aggregate $33,100 during 2011, resulting in an outstanding balance at March 31, 2013 of $89,000. The terms of the above transaction were reviewed and approved by the Company’s audit committee and by the independent members of our Board of Directors.

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

As of March 31, 2013, an aggregate of $3,461,795 in principal amount of the Series A Debentures have been converted into 8,730,037 shares of common stock, an aggregate of $663,043 in interest amount have been converted into 2,675,576 shares of common stock, and an aggregate of 1,779,596 Series D Warrants have been exercised resulting in the issuance of 1,284,964 shares of common stock. Accordingly, as of March 31, 2013, an aggregate of $1,688,205 of principal amount of the debentures remain unconverted.

Our outstanding Series A 10% Convertible Debentures originally became due on November 7, 2008. On October 15, 2010, we entered into an agreement with our two remaining Series A Debenture holders to amend and effect a restructuring of the debentures that originally became due on November 7, 2008.  Under the amendment agreement, the Company and two debenture holders agreed: (i) to an extension of the maturity date of the debentures to June 30, 2011, (ii) that the $1,688,205 of outstanding principal amount will not bear interest from July 1, 2010 through the new maturity date, (iii) that, in exchange for the payment in cash of amounts of accrued but unpaid regular interest of approximately $638,163, and waived all additional interest and late fees, liquidated damages and certain other amounts due under the debentures (“Interest and Default Amounts”) the Company issued an aggregate of 2,552,653 shares of common stock, (iv) that all claims with regard to the payment of the Interest and Default Amounts and all prior events of default under the Debentures and breaches of any covenant, agreement, term or condition (“Defaults”) under our debentures and debenture transaction documents would be waived and the Company was released from any claims with respect to the Additional Interest and Late Fees of approximately $773,314, and Default Amounts of approximately $2,541,739, and prior Defaults Events, (v) to terminate the registration rights agreements between the Company and each debenture holder, and (vi) that the Company may force a conversion of the debentures if our common stock equals or exceeds certain price and volume conditions. There were no conversions of our debentures during 2013.

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

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of March 31, 2013 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

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

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition, or results of operations as of March 31, 2013 and December 31, 2012.

Financial Condition, Going Concern Uncertainties and Events of Default

The Company, previously an operating stage company, became a development stage company on April 1, 2012, the date of inception as a development stage company for financial reporting.  A development stage company, as defined by ASC-915-10 “Accounting and Reporting by Development Stage Enterprise”, is an entity that devotes substantially all of its efforts to establish a business and either of the following conditions exists: 1) the principal operations have not commenced, or 2) the principal operations have commenced, but there has been no significant revenue therefrom.  During the three months ended March 31, 2013, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Our independent registered public accounting firm’s report on the consolidated financial statements included herein, and in our Annual Report on Form 10-K for the year ended December 31, 2012, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

As of March 31, 2013, we have outstanding trade and accrued payables of $1,593,272, other accrued liabilities of $90,234, and accrued salaries and related expenses due to our employees and management of $7,385,551. Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $89,000, and $695,000 short-term notes from five investors, which as of March 31, 2013 has a $144 debt discount.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of March 31, 2013 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so.  The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

During the three months ended March 31, 2013, the Company issued promissory notes to four accredited investors in the aggregate principal amount of $135,000 ($134,775, net of commissions and expenses in the amount of $225), of which $30,000 originally matured on March 31, 2013 and was amended to mature on June 30, 2013, $3,000 matures on January 24, 2014, $2,000 matures on January 28, 2014, and $100,000 matures on September 21, 2014.  The short-term notes accrue interest at a rate of 12% per annum.  The Company also issued to the note holders an aggregate of 95,000 shares of common stock.

As of March 31, 2013, we had a cash balance of $52,870. Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities. Currently, we are spending or incurring (and accruing) expenses of approximately $190,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees. Management believes that we will require an aggregate of approximately $2,280,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.  This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

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

During the three months ended March 31, 2013, our total stockholders’ deficit increased by $425,596 to $11,660,947, and our consolidated net loss for the period was $685,159. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

Significant Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented.  The Company, previously an operating stage company, became a development stage company on April 1, 2012, the date of inception as a development stage company for financial reporting. A development stage company, as defined by ASC-915-10 “Accounting and Reporting by Development Stage Enterprise”, is an entity that devotes substantially all of its efforts to establish a business and either of the following conditions exists: 1) the principal operations have not commenced, or 2) the principal operations have commenced, but there has been no significant revenue therefrom.  For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  Except as disclosed in Part I, Item 4, Controls and Procedures of this report, and in Note 2 of our 2012 Form 10-K, there have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the three-month period ended March 31, 2013.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. There were no international revenues subject to such market risks during the three-month period ended March 31, 2013. International activities were mostly from our Signature Mapping™ revenue opportunities in South Africa and India. Therefore, we may be exposed to foreign exchange rate fluctuations as the Company continues to pursue the revenue opportunities outside the United States. As exchange rates vary, results when translated may vary from expectations and adversely impact overall expected profitability. As of March 31, 2013, the Company’s foreign currency exposure is related to accounts payable trade in the amount of $30,371.

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

Based on this evaluation, and for reasons discussed below, the Certifying Officers determined that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the Reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure. On May 13, 2013, the Company filed its December 31, 2012 Form 10-K, which was due on March 31, 2013.

Although the Certifying Officers have determined that our disclosure controls and procedures were not effective, management continues to believe that a refinement to our disclosure controls is an ongoing process. The Audit Committee believes the Company should continue the following activities: (a) additional education and professional development for the Company’s accounting and other staff on new and existing applicable SEC filing requirements, certain applicable SEC disclosure requirements, and the timing of the filing thereof, and (b) reviewing disclosure requirements, including Form 10-K and Regulation S-K disclosure requirements, SEC staff guidance and interpretations related thereof, as well as Accounting Standards Codification (“ASCs”) and updates.

.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the period covered by the Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below (which reflect changes to certain of the risk factors we disclosed in our 2012 Form 10-K) and other information contained in this Report in deciding whether to invest in our common stock, as well as certain  risk factors set forth under Part I, Item 1A of our 2012 Form 10-K.  Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our company.  If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.  In such case, the trading price of our common stock could decline, and you could lose a part of your investment.

Risks Related to Our Company and Our Operations

We have incurred substantial debt which could affect our ability to obtain additional financing and may increase our vulnerability to business downturns. We were unable to repay our Series A Debentures when they become due.

As of March 31, 2012, the aggregate principal under our outstanding Series A Debentures was $1,688,205, which matured on June 30, 2011.  We have outstanding trade and accrued payables of $1,593,272, other accrued liabilities of $90,234, and accrued salaries and related expenses due to our employees and management of $7,385,551. Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $89,000, and $695,000 short-term notes from six investors, which as of March 31, 2013 has a $144 debt discount. We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the outstanding principal in the event the debenture holders make a demand for payment; it may be more expensive and difficult to obtain additional financing; and we are more vulnerable to economic downturns.

We did not make timely payment of outstanding principal when due under our Series A Debentures, and failure to make such payment is an event of default under the debentures.  We have insufficient cash resources to repay the amounts due to our debenture holders.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of March 31, 2013 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

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

During the three months ended March 31, 2013, our total stockholders’ deficit increased by $425,596 to $11,660,947, and our consolidated net loss for the period was $685,159. Our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception. Although we have obtained cash from certain financings, we continue to have outstanding loans from our chief executive officer of approximately $89,000, accrued and unpaid salaries of our executive officers in the amount of $3,621,145 and to other employees of $3,191,927, and outstanding accounts payable to a consultant/director of the Company in the amount of $712,587.  The Company’s insolvency continues to increase the uncertainties related to its continued existence.  Also, in the event we are unable to pay our employees, we may continue to experience further employee attrition which could materially adversely affect our business and operations, including our ongoing research and development activities. As of March 31, 2013, we employed five full-time employees, and one part-time employee. We also have one employee that are on a temporary leave of absence, and their return is uncertain.

Our certifying officers evaluated the effectiveness of our disclosure controls and procedures, and concluded that our disclosure controls were not effective for the prior period and that we had certain weaknesses in our internal controls over timely reporting.

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  The Certifying Officers designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is made known to management (including the Certifying Officers) by others within the Company, including its subsidiaries. We regularly evaluate the effectiveness of our disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly in our Forms 10-Q and annually in our Forms 10-K. In completing such reporting, we disclose, as appropriate, any significant change in our internal control over financial reporting that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As we disclosed above, On May 13, 2013, the Company filed its December 31, 2012 Form 10-K, which was due on March 31, 2013, and our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by such report. Although the Certifying Officers have determined that our disclosure controls and procedures were not effective, management continues to believe that refinement to our disclosure controls and procedures is an ongoing progress. The Audit Committee believes the Company should continue the following activities: (a) additional education and professional development for the Company’s accounting and other staff on new and existing applicable SEC filing requirements, certain applicable SEC disclosure requirements, and the timing of the filing thereof, and (b) reviewing disclosure requirements, including Form 10-K and Regulation S-K disclosure requirements, SEC staff guidance and interpretations related thereto. While management is responsible for establishing and maintaining our disclosure controls and procedures and has taken steps to ensure that the disclosure controls are effective and free of “significant deficiencies” and/or “material weaknesses,” the ability of management to implement the remediation of such weaknesses and deficiencies and the inherent nature of our business and rapidly changing environment may affect management’s ability to be successful with this initiative.

Dilutive effect of conversion of Series A Senior Convertible Debentures, and exercise of common stock purchase warrants.

As of March 31, 2013, an aggregate of 6,752,820 of our shares are issuable upon conversion of our outstanding Series A Debentures.  The Company has an aggregate of 32,584,339 of our shares issuable upon exercise of outstanding common stock purchase warrants, of which approximately 11,296,906 warrants may be exercised pursuant to the cashless exercise provisions of such warrants and may be subsequently resold as “restricted securities” under the provisions of Rule 144 under the Securities Act.  Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.  Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

Our lease expired in January 2013 and was not be able to extend our existing lease, and elected not to obtain a lease for new office space because of our financial condition and limited cash resources.

The Company’s office lease for our principal executive offices expired on January 31, 2013.  The lease did include a renewal provision, and due to our financial condition and limited cash, the Company was not able to renew the lease, and elected to not obtain a lease for office space due to terms that are acceptable to us.

Our directors and named executive officers own a substantial percentage of our common stock.

As of May 15, 2013, our directors and executive officers beneficially owned approximately 26.8% of our shares of common stock. Accordingly, our directors, executive officers and a most highly compensated employee are entitled to cast an aggregate of 13,628,811 votes on matters submitted to our stockholders for a vote or approximately 13.5% of the total number of votes entitled to be cast at a meeting of our stockholders. These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders. These matters would include the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may discourage or prevent someone from acquiring our business.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 17, 2013, the Company issued to a consultant an aggregate of 280,000 shares of common stock as compensation in lieu of cash for services rendered.  The common stock was issued in reliance upon the exception from the registration requirements set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

During January, the Company issued four promissory notes to accredited investors in the aggregate principal amount of $135,000 ($134,775, net of commissions and expenses in the amount of $225), of which $30,000 originally matured on March 31, 2013 and was amended to mature on June 30, 2013, $3,000 matures on January 24, 2014, and $2,000 matures on January 28, 2014, and $100,000 matures on September 21, 2014.  The short-term notes also accrue interest at a rate of 12% per annum.  The Company issued to three note holders an aggregate of 95,000 shares of common stock, and the relative fair value of the common stock of $2,850 will be amortized over the term of the notes. A placement agent fee of $225 was expensed as financing costs. The common stock was issued in reliance upon the exception from the registration requirements set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

ITEM 3.     DEFAULT UNDER OUR SERIES A DEBENTURES

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law. We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension. Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance. Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense. We remeasured the mandatory default amount as of March 31, 2013 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

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

Date: May 20, 2013