Form 10-Q
period 2013-09-30
Applied Visual Sciences, Inc.
filed 2013-11-19
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

_______________________________

FORM 10-Q

(Mark One)

X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

At November 19 2013, the Registrant had 102,381,612 shares of Common Stock, $0.001 par value, outstanding.

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

CONSOLIDATED RESULTS OF OPERATIONS

33

LIQUIDITY AND CAPITAL RESOURCES

36

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

45

ITEM 4.    CONTROLS AND PROCEDURES

45

PART II. OTHER INFORMATION

45

ITEM 1.     LEGAL PROCEEDINGS

46

ITEM 1A.  RISK FACTORS

46

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

48

ITEM 3.     DEFAULT UNDER OUR SERIES A DEBENTURES

48

ITEM 5.     OTHER INFORMATION

48

ITEM 6.     Index to EXHIBITS

48

SIGNATURES

50

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 11,719	$ 3,445
Prepaid expenses	3,015	1,115
Total current assets	14,734	4,560

Equipment, net	64,822	116,135

Other Assets
Other noncurrent assets	-	11,122
Intangible assets, net	309,100	331,163
Total assets	$ 388,656	$ 462,980

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 1,652,196	$ 1,570,639
Accrued wages and related	7,839,060	7,177,753
Other accrued liabilities	126,064	72,804
Notes payable and advances, related parties	80,500	89,000
Notes payable, net of discount	708,216	559,704
Convertible debentures	2,025,846	2,025,846
Derivative liabilities - embedded conversion feature of debentures	337,641	202,585
Total current liabilities	12,769,523	11,698,331

Stockholders' Equity (Deficit)
Convertible preferred stock, $0.20 par value; authorized 1,000,000 shares
Shares issued and outstanding at September 30, 2013 - none
Shares issued and outstanding at December 31, 2012 - none	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares
Shares issued and outstanding at September 30, 2013 - 102,031,612
Shares issued and outstanding at December 31, 2012 - 95,318,279	102,032	95,318
Additional paid-in capital	82,786,768	82,117,522
Accumulated comprehensive income	63,354	63,354
Deficit accumulated during operating stage	(92,323,180)	(92,323,180)
Deficit accumulated during development stage	(3,009,841)	(1,188,365)
Total stockholders' equity (deficit)	(12,380,867)	(11,235,351)
Total liabilities and stockholders' equity (deficit)	$ 388,656	$ 462,980

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
					Cumulative From
	Three Months Ended		Nine Months Ended		April, 1, 2012
	September 30		September 30		(date of inception)
	2013	2012	2013	2012	To September 30, 2013

Net revenues	$ -	$ -	$ -	$ -	$ -

Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

Selling, general and administrative expense	401,036	404,552	1,638,162	1,330,447	2,869,264

Operating loss	(401,036)	(404,552)	(1,638,162)	(1,330,447)	(2,869,264)

Other income (expense)	184,520	(166,262)	(183,314)	(221,621)	(140,577)

Net loss	$ (216,516)	$ (570,814)	$(1,821,476)	$(1,552,068)	$ (3,009,841)

Net loss per common share
Basic & Diluted	$ (0.00)	$ (0.01)	$ (0.02)	$ (0.02)

Weighted average common shares outstanding
Basic & Diluted	101,401,829	93,442,192	100,686,522	91,974,783

Other comprehensive income
Comprehensive income - beginning of period	$ 63,354	$ 63,354	$ 63,354	$ 63,354	$ 63,354
Cumulative translation adjustments	-	-	-	-	-

Comprehensive income - end of period	$ 63,354	$ 63,354	$ 63,354	$ 63,354	$ 63,354

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative From
	Nine Months Ended		April, 1, 2012
	September 30		(date of inception)
	2013	2012	To September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,821,476)	$(1,552,068)	$ (3,009,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,400	73,079	122,482
Amortization of debt discounts	3,112	36,433	33,281
Stock-based compensation expense	597,711	11,125	682,003
Revaluation of derivative instrument income	135,056	135,056	-
Noncash broker compensation expense	-	2,700	2,700
(Gain) / Loss on disposal of fixed assets	(8,338)	-	3,949
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	(1,900)	1,276	(405)
Decrease in other noncurrent assets	11,122	-	11,122
Increase in accounts payable	86,707	272,090	307,066
Increase in accrued wages and related	731,306	786,158	1,489,961
Increase in other accrued liabilities	53,260	47,432	102,672
Net cash flows used in operating activities	(158,040)	(186,719)	(255,010)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patents	(2,620)	(475)	(2,620)
Proceeds from sale of fixed assets	28,934	-	64,584
Net cash provided by (used in) investing activities	26,314	(475)	61,964

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	-	25,000	-
Proceeds from short-term notes payable, net	148,500	160,000	208,500
Reduction of short-term notes payable, net of additional notes, related party	(8,500)	-	(8,500)
Net cash flows provided by financing activities	140,000	185,000	200,000

Net increase (decrease) in cash and cash equivalents	8,274	(2,194)	6,954
Cash and cash equivalents at beginning of the period	3,445	6,490	4,765
Cash and cash equivalents at end of the period	$ 11,719	$ 4,296	$ 11,719

Supplemental disclosure of cash flow information:
Conversion of accounts payable and other accrued liability to common stock	$ 5,150	$ 100,000	$ 5,150
Conversion of accrued wages to common stock	70,000	170,417	169,600

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

The Company maintains a website at www.appliedvs.com, which makes available free of charge our recent annual report and other filings with the SEC. In addition to its website, the Company also disseminates material non-public information on Facebook at https://www.facebook.com/appliedvs and on Twitter at https://mobile.twitter.com/appliedvs.

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

Development Stage Company

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

Principles of Consolidation

As disclosed in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2012, the discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in conformity with United States (U.S.) generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex and, consequently, actual results could differ from those estimates and assumptions. Since December 31, 2012, there have been no significant changes to the assumptions and estimates related to those critical accounting policies. The Company has disclosed in Part I, Item 4. Controls and Procedures of this report that our disclosure controls and procedures were not effective during the period, as a result of the Company filing its December 31, 2012 Form 10-K on May 13, 2013, which was due on March 31, 2013, and the late filing of its June 30, 2013 Form 10-Q on November 6, 2013, which was due on August 14, 2013.

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

Estimates

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

The Company operates in North America, and Africa and Asia.  In general, revenues are attributed to the country in which the contract originates. There were no revenues for the nine months ended September 30, 2013. Our product and service categories would include software licenses, research funding, maintenance support, and hardware. The Company continues to focus efforts in developing the Signature Mapping™ imaging technologies, while at the same time pursuing opportunities for our security product/services.  The following information represents software license activities. The Company continues to present the segmentation as they continue to develop their services by product and geographic location.

Cumulative From
	Three Months Ended		Nine Months Ended		April, 1, 2012
GEOGRAPHIC DATA	September 30		September 30		(date of inception)
	2013	2012	2013	2012	To September 30, 2013
Net revenues
The Americas	$ -	$ -	$ -	$ -	$ -
Africa and Asia	-	-	-	-	-
Total net revenue	$ -	$ -	$ -	$ -	$ -

Cost of sales
The Americas	$ -	$ -	$ -	$ -	$ -
Africa and Asia	-	-	-	-	-
Total cost of sales	$ -	$ -	$ -	$ -	$ -

Operating (loss)
The Americas	$(401,036)	$(404,552)	$(1,638,162)	$(1,330,447)	$ (2,869,264)
Africa and Asia	-	-	-	-	-
Total operating loss	$(401,036)	$(404,552)	$(1,237,126)	$(1,330,447)	$ (2,869,264)

Depreciation and amortization
The Americas	$ 18,032	$ 23,716	$ 55,400	$ 73,079	$ 122,482
Africa and Asia	-	-	-	-	-
Total depreciation and amortiz	$ 18,032	$ 23,716	$ 55,400	$ 73,079	$ 122,482

Total assets
The Americas			$ 388,656	$ 530,672
Africa and Asia			-	-
Total assets			$ 388,656	$ 530,672

Long-lived assets, net
The Americas			$ 373,922	$ 513,920
Africa and Asia			-	-
Total long-lived assets, net			$ 373,922	$ 513,920

Long-lived assets, net: consists of software, goodwill, patents, property and equipment, and other noncurrent assets.

Stock-Based Compensation

The Company has two active equity compensation plans which include the Amended and Restated 2003 Stock Incentive Plan and the 2009 Stock Compensation Plan (collectively, the “Plans”). A total of 50,000,000 shares were reserved for issuance under these Plans in the form of stock-based awards to employees, non-employee directors and outside consultants of the Company, of which 335,000 shares remain available for issuance thereunder as of September 30, 2013. The grant of awards under the Plans require approval by the Compensation Committee of the Board of Directors of the Company (or the Board of Directors, in the absence of such a committee) (the “Committee”), and the Committee is authorized under the Plans to take all actions that it determines to be necessary or appropriate in connection with the administration of the Plans.

The Company adopted the provisions of ASC 718-10, “Share-Based Payment” to account for its share-based payments. ASC 718-10 requires all share-based payments to employees, or to non-employee directors as compensation for service on the Board of Directors, to be recognized as compensation expense in the consolidated financial statements based on the estimated fair values of such options as calculated using the Black-Scholes model, and the related expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience within separate groups of employees. In accordance with ASC 718-10, the Company recognized total stock-based compensation expense for employees and non-employee members of the Board of Directors for the nine months ended September 30, 2013 of $592,211 and $0 for the same period during 2012.

The Company accounts for stock options granted to non-employees in accordance with ASC 718-10 and ASC 505-50, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services.” ASC 505-50 establishes the measurement principles for transactions in which equity instruments are issued in exchange for the receipt of goods or services. The Company has relied upon the guidance provided under ASC 505-50 to determine the measurement date and the fair value re-measurement principles to be applied, and recognizes as an expense the estimated fair value of such options as calculated using the Black-Scholes model. The fair value is remeasured during the service period at each balance sheet date, and is amortized over the remaining service period to vesting for each option or the remaining term of the recipient’s contractual arrangement, whichever is shorter. The Company recognizes compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate. Total stock-based compensation expense for consultants during the nine months ended September 30, 2013 and the same period in 2012 were $5,500 and $11,125, respectively.

The Black-Scholes Merton option valuation model (Black-Scholes model) was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are not transferable.  The fair value of each option granted was estimated using the Black-Scholes model with the following weighted-average assumptions:

Black-Scholes Model Assumptions	2013	2012
Risk-free interest rate (1)	0.66%	0.99%
Expected volatility (2)	189.1%	163.3%
Dividend yield (3)	0.0%	0.0%
Expected life (4)	4.5 years	5.4 years

(1)	The risk-free interest rate is based on US Treasury debt securities with maturities similar to the expected term of the option.
(2)	Expected volatility is based on historical volatility of the Company*s stock factoring in daily share price observations.
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

The Amended and Restated 2003 Stock Incentive Plan

The Board of Directors adopted the 2003 Stock Incentive Plan on August 29, 2003 and terminated on August 29, 2013.  The termination of the plan does not affect the outstanding options without the consent of the optionee.  The Board of Directors amended and restated the plan on December 2, 2003. The Amended and Restated 2003 Stock Incentive Plan (“2003 Plan”) was approved by the shareholders on February 13, 2004, pursuant to which it grants stock-based compensation in the form of options, which could result in the issuance of up to an aggregate of 30,000,000 shares of the Company’s common stock.  The aggregate number of shares and the number of shares in an award (as well as the option price) may be adjusted if the outstanding shares of the Company are increased, decreased or exchanged through merger or other stock transaction.  The Plan provides for options which qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986, as well as the issuance of Non-Qualified Options, which do not so qualify. Pursuant to the terms of the 2003 Plan, the Company, as determined by the Board of Directors or a committee appointed by the Board, may grant Non-Qualified Stock Options (“NQSOs”) to its executive officers, non-employee directors, or consultants of the Company and its subsidiaries at any time, and from time to time.  The 2003 Plan also provides for Incentive Stock Options (“ISOs”) to be granted to any officer or other employee of the Company or its subsidiaries at any time, and from time to time, as determined by the Compensation Committee.  Such stock options granted allow a grantee to purchase a fixed number of shares of the Company’s common stock at a fixed exercise price not be less than the quoted market price (or 110% thereof for Incentive Stock Options issued to a holder of 10% or greater beneficial ownership) of the shares on the date granted.  The options may vest on a single date or over a period of time, but normally they do not vest unless the grantee is still employed by, or a director of, the Company on the vesting date.  Generally for all employees, the options vest 50% after the first year from the date of grant and the remaining 50% after the second year from the date of grant.  Stock options granted to independent board of directors vest 100% after the service period, which generally is one year from the date of grant.

Factors considered in granting stock options included: (i) the general policy during the past five, and in the foreseeable future, of not increasing base salaries of all employees, (ii) the performance of employees, (iii) the employees’ increasing responsibilities in a dynamic, and shrinking organization, and (iv) the accomplishments achieved by the Company during the prior year.  The 2003 Plan has been the principal method for our employees and executive officers to acquire equity interests in the Company. We believe that the annual aggregate value of these awards should be set near competitive median levels for comparable companies.  We may provide a greater portion of total compensation to our executives and employees through stock options given the general policy of not increasing base salaries in the foreseeable future. Our Compensation Committee administers the 2003 Plan based on the above factors, and the Committee approved the grant of stock options to all current employees, including its named executives, during 2007 through 2009 as an incentive for continued contributions in moving our product development efforts forward.  Stock options were not granted to employees, including its named executives, during 2012 and 2011, as the Company did not achieve the desired results during 2010 and 2011. Also, the Compensation Committee, based on management’s recommendation and discussions with the Committee, may grant stock options to new employees.  There were no stock options granted to new employees during the first nine months of 2013, since there were no new employees hired during this period.

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

The Board of Directors granted 16,353,000 stock options to all employees, including its named executives, under the 2003 Plan during the nine months ended September 30, 2013, and the fair value of the options is $507,620, of which $415,961 was recognized as stock-based compensation expense during the nine months ended September 30, 2013.  The stock options were granted in consideration for the continued deferral of salaries during 2012 and 2013 to-date, as well as for the incentive for ongoing contributions in moving our product development efforts forward. The Company has reserved under the plan 27,695,700 shares to be issued upon exercise of outstanding options, and 2,033,353 unissued options were cancelled upon termination of the 2003 Plan on August 29, 2013.  Therefore, there are no shares of common stock that remain available for future awards. Compensation expense for stock options granted is recognized over the requisite service period, which is typically the period over which the stock-based compensation awards vest.

Stock Options Exercised under the 2003 Plan

There were no stock options exercised during the first nine months of 2013, and during the same period in 2012.

Summary of stock option activity under the 2003 Plan for the nine months ended September 30, 2013 issued to employees, non-employee members of the Board of Directors and consultants is as follows:

Fiscal Year and Activity	Weighted- Average Exercise Price	Number of Options
Outstanding December 31, 2012	$ 0.32	9,509,347

Fiscal 2013 activity
Granted	0.03	16,353,000
Exercised	-	-
Cancelled	-	(200,000)
Outstanding September 30, 2013	0.14	25,662,347

Reserved for future issuance at September 30, 2013 (the 2003 Plan expired on August 29, 2013)		-

The following table summarizes additional information about the 2003 Plan stock options outstanding at September 30, 2013:

Issued and Outstanding				Exercisable
Type of Option and Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Yrs)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Price
Nonqualified Stock Options $0.30 (1) (5)	650,000	0.4	$ 0.30	650,000	$ 0.30
Nonqualified Stock Options $0.30 (2) (5)	44,000	1.3	0.30	44,000	0.30
Incentive Stock Options $0.15 - $4.05 (3)	649,300	4.1	0.98	649,300	0.98
Incentive Stock Options $0.03 - $0.30 (4) (5)	24,319,047	7.6	0.12	22,616,047	0.12
Total	25,662,347	7.4	$ 0.14	23,959,347	$ 0.15

(1) Initially issued to employees below fair value during the period of July 2003 through February 2004.
(2) Initially issued to directors below fair value during the period of February 2004 through September 2005.
(3) Issued to consultants at fair value.
(4) Issued to directors and employees at fair value, or above fair value for those individuals with greater than 10% beneficial ownership.
(5) The exercise price reflects the repricing of stock options as approved by the Compensation Committee on April 24, 2010, and subsequent issuances at fair value on date of grant.

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

The following is a summary of the number and type of awards granted to, or exercised or forfeited by, employees, non-employee members of the Board of Directors and consultants pursuant to the Company’s 2009 Stock Compensation Plan for the nine months ended September 30, 2013:

	Weighted-Average Grant or Exercise Price Per Share

Fiscal Year and Activity		Number of Shares
Reserved for future issuance as of December 31, 2012		6,668,333

Fiscal 2013 activity:
Common stock awards	$ 0.03	6,333,333
Restricted stock awards	-	-
Restricted stock rights	-	-
Non-qualified stock options	-	-
Issued during 2013	0.03	6,333,333

Reserved for future issuance as of September 30, 2013		335,000

Stock options or restricted stock rights outstanding		-

Stock Issued under the 2009 Plan

During August through September 2013, employees converted $45,000 of accrued wages for 1,000,000 shares of common stock. The shares were issued under the 2009 Stock Compensation Plan. Common stock was increased by $1,000 for the par value of the shares, and paid-in capital was increased by $44,000.

In March 2013, an employee converted $25,001 of accrued wages for 833,333 shares of common stock. The shares were issued under the 2009 Stock Compensation Plan. Common stock was increased by $834 for the par value of the shares, and paid-in capital was increased by $24,167.

In January 2013, the Company issued 4,500,000 shares of common stock to three of its named executives, which vest 50% three months from the date of issuance and 50% upon six months from date of issuance.  The shares were issued under the 2009 Stock Compensation Plan in consideration for the continued deferral of salaries during 2012 and 2013 to-date, as well as for the incentive for ongoing contributions in moving our product development efforts forward.  Our Compensation Committee, under the direction of the Board of Directors, administers the 2009 Plan based on the above factors, and the Board approved the grant of stock options to all current employees, including its named executives. Common stock was increased by $4,500 for the par value of the shares, paid-in capital was increased by $130,500, and $135,000 was recorded as deferred stock compensation.  During the nine months ended September 30, 2013, $176,250 was expensed as stock compensation, and an aggregate of $41,250 was recorded for the revaluation of such shares outstanding at each period end until fully vested.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. For financial statement purposes, depreciation is provided on the straight-line method over the estimated useful life of the asset ranging from 3 to 10 years.

	(Unaudited)
Asset (Useful Life)	September 30, 2013	December 31, 2012
Software (3 years)	$ 84,224	$ 84,224
Computer equipment (3 to 5 years)	329,861	329,861
Furniture and fixtures (7 to 10 years)	231,033	323,639
Equipment (7 to 10 years)	80,727	80,727
	725,845	818,451
Less accumulated depreciation	661,023	702,316
Equipment, net	$ 64,822	$ 116,135

Depreciation expense for property and equipment was $30,717 and $48,396 in the nine months ended September 30, 2013 and 2012, respectively, and is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company sold furniture in March 2013 for $28,934, which had a net book value of $20,596 and resulted in a gain from the sale of fixed assets of $8,338.

Goodwill and Other Intangible Assets

Intangible Assets – Intangible assets consist of acquired software and patents. Under ASC 350, “Goodwill and Other Intangible Assets,” such assets acquired including software technology is considered to have a finite life.  Management has estimated the useful life of acquired software technology to be 5 years and amortized such costs on a straight-line basis over this period. In addition, ASC 985-20, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” requires the Company to consider whether or not the software technology is impaired using a net realizable value analysis based on projected discounted cash flows. The Company prepared this analysis as of September 30, 2013, and concluded that the intangible assets are not impaired.  Patent acquisition costs pertaining to the Company’s 3i technology that covers its PinPoint™ and Signature Mapping™ intellectual property (technology not acquired through acquisition), have been capitalized as of the date incurred, and are being amortized over the 20-year legal life of the patents. The Company has been granted by the United States Patent & Trademark Office (“USPTO”) six patents related to its 3i technology. The Company evaluates the periods of amortization continually to determine whether later events or circumstances require revised estimates of useful lives. The Company’s intangible acquired software technology was fully amortized as of December 31, 2009. Therefore, there was no amortization costs associated with acquired software during the nine months ended September 30, 2013 and 2012, respectively. Amortization expense for patent acquisition costs was $24,683 and $24,683 during the nine months ended September 30, 2013 and 2012, respectively, and is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company anticipates incurring additional patent acquisition costs during 2013.

Nine Months Ended September 30, 2013
	Beginning Period Cost			Net Book Value
		Additions	Reductions
Intangibles with finite lives:
Patent acquisition costs	$ 331,163	$ 2,620	$ 24,683	$ 309,100

Excess of Purchase Price over Net Assets Acquired (Goodwill) – The Company follows the provisions of ASC 805-10, “Business Combinations” and ASC 350-10, “Goodwill and Other Intangible Assets.” These statements establish financial accounting and reporting standards for acquired goodwill.  Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. Effective January 1, 2002, with the adoption of ASC 350-10, goodwill must be evaluated for impairment and is no longer amortized. Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired. To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets. There was no goodwill on the consolidated balance sheet of the Company during Fiscal 2012 and the nine months ended September 30, 2013, as a net realizable value analysis was made for goodwill in prior years and such asset was considered fully impaired during those prior years. Therefore, there was no amortization expense of goodwill during the nine months ended September 30, 2013, or during the same period in 2012.

Impairment of Excess Purchase Price over Net Assets Acquired – The Company follows the provisions of ASC 350-10 “Goodwill and Other Intangible Assets” for the impairment of goodwill. The Company determines impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill. Impairment is tested annually or whenever indicators of impairment arise.  There was no goodwill on the consolidated balance sheet of the Company during Fiscal 2012 and the nine months ended September 30, 2013, as a net realizable value analysis was made for goodwill in prior years and such asset was considered fully impaired during those prior years.

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

Recently Adopted Accounting Pronouncement

In December 2011, the FASB issued authoritative guidance that creates new disclosure requirements about the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments.  This revised guidance helps reconcile differences in the offsetting requirements under U.S. GAAP and International Financial Reporting Standards (“IFRS”).  These requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement.   The Company currently does not hold any financial or derivative instruments that are subject to an enforceable master netting arrangement.  However, the Company currently utilizes the right of offset when netting certain negative cash balances in its statement of financial position. This disclosure-only guidance became effective for the Company’s fiscal 2013 third quarter, with retrospective application required, and did not have a material impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Pronouncement

In July 2013, the FASB issued authoritative guidance that requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward.  If either (i) an NOL carryforward, a similar tax loss, or tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position or (ii) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice), an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset.  This guidance becomes effective prospectively for unrecognized tax benefits that exist as of the Company’s fiscal 2015 first quarter, with retrospective application and early adoption permitted.  The Company is currently evaluating the timing of adoption and the impact of this balance sheet presentation guidance but does not expect it to have a significant impact on the Company’s consolidated financial statements.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance requiring an entity to present, in a single location either parenthetically on the face of the financial statements or in a separate note, significant amounts reclassified from each component of accumulated other comprehensive income (loss) (“AOCI”) and the income statement line items affected by the reclassification.  An entity is not permitted to provide this information parenthetically on the face of the income statement if it has items that are not required to be reclassified in their entirety to net income.  Instead of disclosing the income statement line affected, a cross reference to other disclosures that provide additional details on these items is required.  This guidance became effective prospectively for the Company’s fiscal 2014 first quarter and the adoption of this disclosure-only guidance is not expected to have an impact on the Company's consolidated financial statements.

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

(3)

Financial Condition, Going Concern Uncertainties and Events of Default

The Company, previously an operating stage company, became a development stage company on April 1, 2012, the date of inception as a development stage company for financial reporting.  A development stage company, as defined by ASC-915-10 “Accounting and Reporting by Development Stage Enterprise”, is an entity that devotes substantially all of its efforts to establish a business and either of the following conditions exists: 1) the principal operations have not commenced, or 2) the principal operations have commenced, but there has been no significant revenue therefrom. During the nine months ended September 30, 2013, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Our independent registered public accounting firm’s report on the consolidated financial statements included herein, and in our annual report on Form 10-K for the year ended December 31, 2012, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

As of September 30, 2013, we have outstanding trade and accrued payables of $1,652,196, other accrued liabilities of $126,064, and accrued salaries and related expenses due to our employees and management of $7,839,060. Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $80,500, and $708,500 short-term notes from eight investors, which has debt discount outstanding of $284.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense. We remeasured the mandatory default amount as of September 30, 2013 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so.  The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

During the nine months ended September 30, 2013, the Company issued promissory notes to five accredited investors in the aggregate principal amount of $148,500 ($148,275, net of commissions and expenses in the amount of $225), of which $30,000 originally matured on March 31, 2013 and was amended to mature on December 31, 2013, $13,500 matures on December 31, 2013, $3,000 matures on January 24, 2014, $2,000 matures on January 28, 2014, and $100,000 matures on September 21, 2014. Four of the notes accrue interest at a rate of 12% per annum, with two notes for $108,500 being noninterest bearing.  Consideration for one noninterest bearing note of $8,500 was the extension of 4,632,725 warrants to December 31, 2018, and one for $100,000 receives a 2% royalty payment of future TBDx™ net revenue in South Africa up to $300,000. The Company issued to four note holders an aggregate of 100,000 shares of common stock, and the relative fair value of the common stock of $3,100 will be amortized over the term of the notes.

As of September 30, 2013, we had a cash balance of $11,719. Subsequently and through November 19, 2013, we issued three promissory notes to accredited investors in the aggregate principal amount of $31,000.  Two of the notes accrue interest, with one note of $8,500 accrues interest at a rate of 5.9% per annum, and one note for $14,000 accrues interest at a rate of 10% per annum.  The third note for $8,500 is noninterest bearing, and consideration for the noninterest bearing note was adding a cashless exercise provision to 540,000 outstanding warrants.  The Company issued to two note holders an aggregate of 350,000 shares of common stock, and the relative fair value of the common stock of $28,000 will be amortized over the term of the notes. Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities. Currently, we are spending or incurring (and accruing) expenses of approximately $190,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees. Management believes that we will require an aggregate of approximately $2,280,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.  This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

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

During the nine months ended September 30, 2013, our total stockholders’ deficit increased by $1,145,516 to $12,380,867, and our consolidated net loss for the period was $1,821,476. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

(4)

Stockholders’ Equity

Other Common Stock Issued Including Exercises of Warrants and Options

During September 24 - 27, 2013, the Company issued two promissory notes to accredited investors in the aggregate principal amount of $13,500. The short-term notes mature on December 31, 2013. $5,000 of the notes accrues interest at a rate of 12% per annum, and the $8,500 note is noninterest bearing. Consideration for one noninterest bearing note was the extension of 4,632,725 warrants to December 31, 2018.  The Company issued to one note holder an aggregate of 5,000 shares of common stock, and the relative fair value of the common stock of $250.00 will be amortized over the term of the notes. Common stock was increased by $5 for the par value of the shares, $245 was applied to paid-in-capital, and $250 will be recorded to other expense for the amortization of the debt discount.

During January through March 2013, the Company issued promissory notes to three accredited investors in the aggregate principal amount of $135,000 ($134,775, net of commissions and expenses in the amount of $225), of which $30,000 originally matured on March 31, 2013 and was amended to mature on December 31, 2013, $3,000 matures on January 24, 2014, $2,000 matures on January 28, 2014, and $100,000 matures on September 21, 2014.  Three of the notes accrue interest at a rate of 12% per annum, and one note for $100,000 is noninterest bearing.  Consideration for the noninterest bearing note receives a 2% royalty payment of future TBDx™ net revenue in South Africa up to $300,000. The Company also issued to the note holders an aggregate of 95,000 shares of common stock. The relative fair value of the common stock of $2,850 was recorded as a discount to the notes payable and will be amortized over the term of the notes.  Common stock was increased by $95 for the par value of the shares, $2,750 was applied to paid-in-capital, and $2,850 will be recorded to other expense for the amortization of the debt discount.

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

On January 17, 2013, the Company issued 1,500,000 shares of common stock each to two executives and a consultant/director, in the aggregate amount of 4,500,000. The shares were issued under the 2009 Stock Compensation Plan.  Common stock was increased by $4,500 for the par value of the shares, paid-in capital was increased by $130,500, and $135,000 was recorded as deferred stock compensation.  During the nine months ended September 30, 2013, $146,250 was expensed as stock compensation, and $41,250 was recorded for the revaluation of such shares outstanding at each period end until fully vested.

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

Other Common Stock Purchase Warrants Issued, Expired, or Forfeited

During the nine months ended September 30, 2013, an aggregate of 4,069,689 common stock purchase warrants expired, of which 60,000 were warrants issued to a consultant, and 366,839 Class K and 3,642,850 Class H warrants issued to an investor.

The Company has issued warrants as compensation to its note holders, placement agents and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.  The table below shows by category, the warrants issued and outstanding at September 30, 2013.

Common Stock Purchase Warrants	Number of Warrants Outstanding and Exercisable	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Note and debenture holders	10,000	December 2007	$ 0.70	December 2013
	18,293	February 2009	0.41	February 2014
	150,000	January 2010	0.25	January 2015
	78,750	September 2010	0.25	September 2015
	257,043

Private placement investors	214,285	March 2008	0.75	December 2013
	2,315,714	Oct to Dec 2008	0.41	Oct to December 2013
	4,358,981	Jan to April 2009	0.41	Jan to April 2014
	800,000	June to July 2009	0.25	June to July 2014
	3,881,973	July to August 2009	0.25	December 2018
	2,099,007	Oct to Dec 2009	0.25	Oct to December 2014
	400,000	November 2009	0.25	December 2016
	200,000	March 2010	0.25	December 2016
	2,499,568	March to June 2010	0.25	March to June 2015
	750,752	May to Aug 2010	0.25	December 2018
	3,731,155	July to Sept 2010	0.25	July to September 2015
	5,301,345	Oct to Dec 2010	0.25	Oct to December 2015
	400,000	Nov to Dec 2010	0.50	Nov to December 2013
	800,000	February 2011	0.25	February 2014
	600,000	February 2011	0.25	February 2016
	88,000	October 2011	0.25	October 2014
	300,000	March 2012	0.25	March 2015
	28,740,780

Placement agents	272,827	June 2009	0.45	June 2014
	108,000	July 2009	0.25	July 2014
	205,000	December 2009	0.28	December 2014
	72,000	February 2011	0.25	February 2016
	657,827

Consultants	200,000	December 2009	0.25	December 2014
	63,000	June to August 2009	0.25	June to August 2014
	14,000	August 2010	0.28	August 2015
	14,000	September 2010	0.25	September 2015
	128,000	December 2010	0.50	December 2013
	419,000

Total Warrants Issued/Outstanding	30,074,650

As of September 30, 2013, approximately 10,930,067 of the above warrants may be exercised pursuant to the cashless exercise provisions of such warrants and, if so exercised, the shares may be subsequently resold under the provisions of Rule 144 under the Securities Act. Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.

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

The Joint Clinical Research Center in Kampala, Uganda has approved a research protocol for the evaluation of the TBDx™ technology. It is likely that this evaluation will occur in the 2nd quarter of 2014.

On November 14, 2013, the Company shipped a TBDx™ system to Abuja, Nigeria in support of Dr. Luis Cuevas of the Liverpool School of Tropical Medicine who received funding from the European and Developing Countries Clinical Trials Partnership (EDCTP) to conduct a tuberculosis research project. A portion of this project funding is to be used to evaluate the TBDx™ technology. Similar to the protocol in South Africa, the clinical evaluation is a triple blind study with TBDx™ compared against routine microscopy, using MGIT culture as the reference standard, and the use of a new molecular diagnostic test provided by Epistem. It is expected that the evaluation of TBDx™ will begin on December 3, 2013 and run through the 1st Quarter of 2014.

On November 3, 2013, Dr. Nazir Ismail, from the National Institute for Communicable Diseases, made a presentation at the 44th World Conference on Lung Health the International Union Against Tuberculosis and Lung Disease (The Union) and the Center for Disease Control and Prevention (CDC) Late-Breaker session, which was held in Paris, France. The Late-Breaker session is intended to present the latest findings from new, innovative, and substantial research initiatives.  Dr. Ismail presented “A novel TB diagnostic algorithm using automated microscopy achieves high sensitivity while reducing the volume of Xpert MTB/RIF testing”.  The basis of the presentation was the results of a TBDx™ triple blind study (organism culture, molecular testing, and independent microscopist) that was completed on May 3, 2013 in Johannesburg,, South Africa.

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

The following table presents the Company’s hierarchy for its financial assets and liabilities at fair value on a recurring basis as of September 30, 2013:

	Level 1	Level 2	Level 3	Total
Nonderivatives:
Cash and cash equivalents	$ 11,719	$ -	$ -	$ 11,719
Current debt	80,500	-	-	80,500

Derivatives:
Convertible debentures	-	-	2,025,846	2,025,846
Embedded conversion feature of debentures	-	-	337,641	337,641
Common stock issued with notes	-	-	708,216	708,216

The estimated fair value of the Company's financial instruments are as follows:
Liabilities Measured at Fair Value	Convertible Notes and Debentures, Net of Discount (1)	Embedded Conversion Feature of Debentures (2)	Common Stock Issued with Notes (3)	Total
Beginning balance as of December 31, 2012	$ 2,025,846	$ 202,585	$ 559,704	$ 2,788,135
Revaluation (gain)/loss in interest expense	-	135,056	-	135,056
Issuances, net of discount	-	-	145,400	145,400
Amortization of discount	-	-	3,112	3,112
Ending balance as of September 30, 2013	$ 2,025,846	$ 337,641	$ 708,216	$ 3,071,703

Total (gain)/loss from revaluation of derivatives and event of default included in earnings for the period and reported as an adjustment to interest	$ -	$ 135,056	$ 3,112	$ 138,168

(1) The balance as of September 30, 2013, includes $1,688,205 for the outstanding convertible debentures issued November 8, 2006 and April 12, 2007, and an additional amount of $337,641 for the event of default provision under the debentures October 15, 2010 amendment agreement.

(2) Represents the conversion feature of outstanding convertible debentures issued November 8, 2006 and April 12, 2007.  The fair value of the conversion feature since May 20, 2009, the final milestone reset date of the debentures, was determined using market quotation.

(3) The balance as of September 30, 2013, includes $708.500 for outstanding short-term notes payable issued October 2011 through September 2013, less the remaining note discount of $284 for issuance of common stock to note holders as inducement for the notes.  The note discount is being amortized over the life of the notes.

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

•

The Joint Clinical Research Center in Kampala, Uganda has approved a research protocol for the evaluation of the TBDx™ technology.  It is likely that this evaluation will occur in the 2nd quarter of 2014.

•

Dr. Luis Cuevas of the Liverpool School of Tropical Medicine received funding from the European and Developing Countries Clinical Trials Partnership (EDCTP) to conduct a tuberculosis research project in Abuja, Nigeria, and a portion of this project funding will be used to evaluate the TBDx™ technology. Similar to the protocol in South Africa, the clinical evaluation is a triple blind study with TBDx™ compared against routine microscopy, using MGIT culture as the reference standard, and the use of a new molecular diagnostic test provided by Epistem. The Company shipped a TBDx™ system to Nigeria on November 14, 2013, and it is expected that the evaluation will begin on December 3, 2013 and run through the 1st Quarter of 2014.

•

On November 3, 2013, Dr. Nazir Ismail, from the National Institute for Communicable Diseases, made a presentation at the 44th World Conference on Lung Health the International Union Against Tuberculosis and Lung Disease (The Union) and the Center for Disease Control and Prevention (CDC) Late-Breaker session, which was held in Paris, France. The Late-Breaker session is intended to present the latest findings from new, innovative, and substantial research initiatives.  Dr. Ismail presented “A novel TB diagnostic algorithm using automated microscopy achieves high sensitivity while reducing the volume of Xpert MTB/RIF testing”.  The basis of the presentation was the results of a TBDx™ triple blind study (organism culture, molecular testing, and independent microscopist) that was completed on May 3, 2013 in Johannesburg,, South Africa.

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

Radiology:  BCDx™

The Company is adding vision to breast cancer diagnosis by planning to develop a radiological suite of products. Once funded, our breast cancer detection solution will be known as Signature Mapping™ Breast Cancer Detection (“BCDx™”). Annual estimates of breast cancer diagnostic activity within the U.S are: 35 million mammograms performed; 1.5 million biopsies performed; 87% of biopsies return a negative finding (mammogram ‘false positive’); 200,000 confirmed cancer cases; and immeasurable emotional, mental, and physical pain for the individuals and families of biopsy patients.  The 1.3 million biopsies undertaken that resulted in negative findings can be directly attributed to an inability to resolve areas of concern due to the limited information provided in the mammography images.  In addition, approximately 10% of cancerous lesions are missed – partly due to dense tissue obscuring the cancer or the appearance of cancer having common characteristics with the appearance of normal tissue.  The goal of BCDx™ is to deliver sophisticated image analysis processes that provide enhanced visualization capabilities and automated detection algorithms to help prevent unnecessary biopsies, while flagging previously unseen lesions for additional review.

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

Laboratory Pathology:  TBDx™

On November 3, 2013, Dr. Nazir Ismail, from the National Institute for Communicable Diseases, made a presentation at the 44th World Conference on Lung Health the International Union Against Tuberculosis and Lung Disease (The Union) and the Center for Disease Control and Prevention (CDC) Late-Breaker session, which was held in Paris, France. The Late-Breaker session is intended to present the latest findings from new, innovative, and substantial research initiatives.  Dr. Ismail presented “A novel TB diagnostic algorithm using automated microscopy achieves high sensitivity while reducing the volume of Xpert MTB/RIF testing”.  The basis of the presentation was the results of a TBDx™ triple blind study (organism culture, molecular testing, and independent microscopist) that was completed on May 3, 2013 in Johannesburg, South Africa of patients suspected of having tuberculosis.

The exhibit of TBDx™ during the 44th Union World Conference on Lung Health the company demonstrated the TBDx technology over a 4-day period. More than 50 demonstrations were held in the hall to more than 100 TB experts.  Attending these demonstrations included The World Health Organization (WHO), the Global Fund, the International Union Against Tuberculosis and Lung Disease (the UNION), the Foundation for Innovation in New Diagnostics (FIND), the Stop TB Partnership, PATH, the Research Institute of Japan, the KNTV Tuberculosis Foundation, and National TB Program Managers from Pakistan, India, Bangladesh, Brazil, Peru, Ukraine, Russia, Uganda, Zimbabwe, Nigeria, Malawi, South Africa, Turkey, Saudi Arabia, China, and Japan. Also attending presentations included representatives from Johns Hopkins University, the London School of Hygiene and Tropical Medicine, the Liverpool School of Tropical Medicine, The University of Illinois at Chicago, the University of Maryland - School of Medicine, the AGA KHAN University of Pakistan, the University of China, and the Chinese University of Hong Kong.

On May 3, 2013, the evaluation of the TBDx™ triple blind study was completed and took place at the National Health Laboratory Services (“NHLS”) / Center for Tuberculosis.  In its most thorough external evaluation of TBDx™ to-date, the Company was assisted by the National Institute for Communicable Diseases (“NICD”), who dedicated considerable staff and material resources to execute a test protocol that was approved by the London School of Tropical Medicine.  During the technology evaluation, TBDx™ processed 1,249 patient slide specimens and acquired approximately 375,000 digital images.  The total number of patient slide specimens available for analysis was 1,006, after consideration of specimens excluded from analysis due to contamination, missing culture, missing PCR tests, missing smear, and specimens mislabeled.

The results of the study, and the presentation by Dr. Ismail during the conference, provided significant diagnostic evidence that TBDx™ not only can be used by itself to outperform routine microscopists in detecting tuberculosis, but also it can be used as a “screening” or triage technology.

Reporting the results of the evaluation on behalf of a study team of renowned infectious disease professionals, Dr. Ismail concluded:

•

As a stand-alone test TBDx™ provides a level of sensitivity and specificity that would be equivalent to microscopists with 80 years of experience, or more. Dr. Ismail noted that having microscopists with this level of experience is both extraordinary and almost impossible to replace.

•

TBDx™ performance occurred among a low prevalence cohort (10%). It is very possible TBDx™ performance will be greater in a higher prevalence setting.

•

One limitation of the study was the high performing standard of the microscopists participating in the study, which is well above the accepted norm. For example, comparing TBDx™ to a standard microscopist performance (60%), TBDx™ would show sensitivity improvements of 25%-30%, with equivalent specificity.

•

Sensitivity = measures the proportion of actual positive cases, which are correctly identified as having tuberculosis.

•

Specificity = measures the proportion of negatives cases, which are correctly identified as not having tuberculosis.

•

TBDx™ performance shows it can be a triage tool for GeneXpert, and can achieve high sensitivity:

o

Sensitivity of 78%; Specificity of 98.8%, with 75% fewer polymerase chain reaction (“PCR”) tests.

o

Sensitivity of 73%; Specificity of 99.3%, with 90% fewer PCR tests.

These conclusions led the study team to recommend demonstrations studies, similar to evaluations on molecular tests in recent years, should be conducted broadly on TBDx™ to test and confirm these findings. The evaluators can see several potential applications:

?

If a laboratory can test ALL TB suspects utilizing PCR, use TBDx™ automated microscopy to monitor treatment.

?

If a laboratory has a limited budget for PCR testing, and drug resistance is not a concern, use TBDx™ automated microscopy on ALL TB suspects and use PCR to confirm scanty cases. If drug resistance is a concern use PCR tests on all positive cases identified by TBDx™ automated microscopy.

?

If there is no budget for PCR testing, use TBDx™ automated microscopy throughout, or use it in central locations.

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

Results: Of 981 participants, 269 were culture positive for Mycobacterium tuberculosis (27.4%) and 712 were culture negative (72.6%). TBDx™ alone had higher sensitivity (75.8%) than the research microscopist, but greatly reduced specificity. TBDx™ classified 520/981 slides (53.0%) as scanty, with the majority of these slides having only 1-2 AFBs detected (371/520=71.3%). Of these, only 68/371 (18.3%) were culture positive, which was similar to TBDx™ negative slides (17.3%). Changing the algorithm to classify 0-2 AFBs on TBDx™ as negative gave improved specificity.  Combining this algorithm with an image review of positive FoV on TBDx™-DSS, scanty positive (3-9 AFBs) slides gave similar performance to that of the routine microscopists and reduced the number of FoV to be read by a microscopist by 99.7%.  Finally, an algorithm in which slides with 3-9 AFB on TBDx™ were replaced with the original research microscopist’s read gave sensitivity of 42.0%, specificity of 99.2% and resulted in an 84.8% reduction in the number of slides to be read by the research microscopist.  The negative predictive value (“NPV”) for all methods was similar.

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

The Joint Clinical Research Center in Kampala, Uganda has approved a research protocol for the evaluation of the TBDx™ technology. It is likely that this evaluation will occur in the 2nd quarter of 2014.

On November 14, 2013, the Company shipped a TBDx™ system to Abuja, Nigeria in support of Dr. Luis Cuevas of the Liverpool School of Tropical Medicine who received funding from the European and Developing Countries Clinical Trials Partnership (EDCTP) to conduct a tuberculosis research project. A portion of this project funding is to be used to evaluate the TBDx™ technology.  Similar to the protocol in South Africa, the clinical evaluation is a triple blind study with TBDx™ compared against routine microscopy, using MGIT culture as the reference standard, and the use of a new molecular diagnostic test provided by Epistem. It is expected that the evaluation of TBDx™ will begin on December 3, 2013 and run through the 1st Quarter of 2014.

On November 3, 2013, Dr. Nazir Ismail, from the National Institute for Communicable Diseases, made a presentation at the 44th World Conference on Lung Health the International Union Against Tuberculosis and Lung Disease (The Union) and the Center for Disease Control and Prevention (CDC) Late-Breaker session, which was held in Paris, France. The Late-Breaker session is intended to present the latest findings from new, innovative, and substantial research initiatives.  Dr. Ismail presented “A novel TB diagnostic algorithm using automated microscopy achieves high sensitivity while reducing the volume of Xpert MTB/RIF testing”.  The basis of the presentation was the results of a TBDx™ triple blind study (organism culture, molecular testing, and independent microscopist) that was completed on May 3, 2013 in Johannesburg,, South Africa.

During the 44th Union World Conference on Lung Health the company demonstrated the TBDx technology over a 4-day period. More than 50 demonstrations were held in the hall to more than 100 TB experts.  Attending these demonstrations included The World Health Organization (WHO), the Global Fund, the International Union Against Tuberculosis and Lung Disease (the UNION), the Foundation for Innovation in New Diagnostics (FIND), the Stop TB Partnership, PATH, the Research Institute of Japan, the KNTV Tuberculosis Foundation, and National TB Program Managers from Pakistan, India, Bangladesh, Brazil, Peru, Ukraine, Russia, Uganda, Zimbabwe, Nigeria, Malawi, South Africa, Turkey, Saudi Arabia, China, and Japan. Also attending presentations included representatives from Johns Hopkins University, the London School of Hygiene and Tropical Medicine, the Liverpool School of Tropical Medicine, The University of Illinois at Chicago, the University of Maryland School of Medicine, the AGA KHAN University of Pakistan, the University of China, and the Chinese University of Hong Kong.

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

Principal Offices

We maintain our principal office at 525K East Market Street, # 116, Leesburg, Virginia, 20176.  Our telephone number in the U.S. is (703) 539-6190.  Material non-public information can be found on our Internet address at www.appliedvs.com, on Facebook at https://www.facebook.com/appliedvs and on Twitter at https://mobile.twitter.com/appliedvs.  Such information on our website, Facebook and Twitter is not deemed to be part of this Quarterly Report on Form 10-Q.

CONSOLIDATED RESULTS OF OPERATIONS

Results of Operations

Three months Ended September 30, 2013 Compared to the Three months Ended September 30, 2012

The following analysis reflects the condensed consolidated results of operations of the Company and its subsidiaries.

Net Revenues. There were no revenues for the three month period ended September 30, 2013, or for the same period in 2012.

Cost of Sales.  There was no cost of sales for the three months ended September 30, 2013, and the same period in 2012.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended September 30, 2013 of $401,036, decreased by $3,516 (0.9%), as compared to $404,552 for the same period in 2012. The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the nine-month period.

					Cumulative From
					April 1, 2012
	Three Months Ended September 30				(date of inception)
	2013	2012	$ Change	% Change	To Sept 30, 2013
Payroll and related costs	$ 236,852	$ 236,363	$ 489	0.2	$ 1,432,587
Professional fees	41,806	60,594	(18,788)	(31.0)	357,840
Research and development costs	12,889	46,956	(34,067)	(72.6)	115,690
Other operating expenses	8,083	36,923	(28,840)	(78.1)	158,663
Depreciation and amortization	18,032	23,716	(5,684)	(24.0)	122,482
Stock-based compensation	83,374	-	83,374	-	682,002
Total	$ 401,036	$ 404,552	$ (3,516)	(0.9)	$ 2,869,264

Payroll and related costs, which includes salaries, commissions, taxes and benefits, decreased $489 (0.2%). The Company currently employs five full-time and one part-time employee, compared to five full-time and one part-time employee for the same period in 2012.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees decreased for the three months ended September 30, 2013 versus the same period last year by $18,788 (31.0%) due to: (i) an increase in general consultants, and miscellaneous services and fees of $5,738, (ii) an increase in immigration, patent, and other legal fees of $1,975, (iii) a decrease in information technology consulting fees of $17,001, and (iv) a decrease in audit fees of $9,500 due to reduced transactions and late filing of the June 30, 2013 Form 10-Q.

Research and development (“R&D”) costs decreased for the three months ended September 30, 2013, compared to the same period last year by $34,067 (72.6%), due to focusing staff on business development activities for Signature Mapping TBDx™ and the upcoming annual TB conference in November 2013.

Other operating expenses decreased by $28,840 (78.1%) to $8,083 for the three months ended September 30, 2013, as compared to $36,923 for the same period in 2012. The decrease is attributed to: (i) reduced travel costs of $2,264 due to timing of travel to the fourth quarter 2013 for the TB conference in Paris, France, (ii) lower other administrative expenses by $4,701, (iii) reduced personal property taxes of $6,420 to the fourth quarter 2013 due to timing of assessments, and (iv) decreased rent costs of $15,455.

Depreciation and amortization expense in selling, general, and administrative for the three months ended September 30, 2013, is $18,032, compared to the same period for 2012 of $23,716, or a decrease of $5,684 (24.0%).  The decrease is due to the sale of furniture in October 2012 and March 2013, which reduced the depreciable base amount.

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee members of our Board of Directors, and consultants in lieu of cash compensation. During the three months ended September 30, 2013, the Company recognized an expense associated with employees, including its named executives, for stock-based compensation of $83,374, and for consultants of $0. During the same period of 2012, the Company did not recognize stock-based compensation expense for employees and directors, or for consulting services. Stock-based compensation expense for employees increased $83,374 and consultants $0 during period in 2013 as compared to the same period of 2012.

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

Other Income (Expense). Other income (expense) includes interest income, interest expense, and other non-operating income and expense. Net other income for the three months ended September 30, 2013 was $184,520, compared to net other expense of $166,262 for the same period last year, for a decrease in other expense of $350,782 (211.0%).

There was no interest income from interest bearing accounts for the three months ended September 30, 2013, or for the same period in 2012, due to low average daily cash balances in interest bearing accounts during the periods.

For the three months ended September 30, 2013, the Company had other non-operating income of $184,520, compared to non-operating expense of $166,262 for the same period in 2012, or a decrease in non-operating expense of $350,782 (211.0%).  The components of non-operating income (expense) for the third quarter of 2013 and 2012, and the variances to the same period 2012 include: (i) debt discount amortization costs in 2013 of $49 and $14,646 in 2012, or a decrease in expense of $14,597 (99.7%), (ii) interest expense in 2013 for short-term notes of $18,016, whereby $16,560 for the same period in 2012, or an increase in expense of $1,456 (8.8%), and (iv) an income of $202,585 in 2013 for the revaluation of beneficial conversion feature of the outstanding debentures, compared to an expense of $135,056 in 2012, or a decrease in expense of $337,641 (250.0%).  Non-cash non-operating income included above for the three months ended September 30, 2013 was $138,168, compared to non-cash non-operating expense of $149,702 for the same period in 2012.

Net Income (Loss) and Net Income (Loss) per Common Share.  Net loss for the three months ended September 30, 2013 was $216,516, compared to $570,814 for the same period in 2012, for a decrease in net loss of $354,298 (62.1%). Net income (loss) for the Company per common share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of shares outstanding. Net income (loss) per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from contingently issuable shares (i.e. common stock purchase warrants and stock options issued and outstanding).

Reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three Months Ended September 30
	2013	2012
Numerator:
Net loss	$ (216,516)	$ (570,814)

Denominator:
Weighted average common shares outstanding - basic and diluted	101,401,829	93,442,192

Net loss per common share:
Basic and diluted	$0.00	($0.01)

Nine months Ended September 30, 2013 Compared to the Nine months Ended September 30, 2012

The following analysis reflects the condensed consolidated results of operations of the Company and its subsidiaries.

Net Revenues. There were no revenues for the nine month period ended September 30, 2013, or for the same period in 2012.

Cost of Sales.  There was no cost of sales for the nine months ended September 30, 2013, and the same period in 2012.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the nine months ended September 30, 2013 of $1,638,162, increased by $307,715 (23.1%), as compared to $1,330,447 for the same period in 2012. The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the nine-month period.

					Cumulative From
					April 1, 2012
	Nine Months Ended September 30				(date of inception)
	2013	2012	$ Change	% Change	To Sept 30, 2013
Payroll and related costs	$ 714,092	$ 734,759	$ (20,667)	(2.8)	$ 1,432,587
Professional fees	166,971	317,437	(150,466)	(47.4)	357,840
Research and development costs	51,402	79,427	(28,025)	(35.3)	115,690
Other operating expenses	52,586	114,620	(62,034)	(54.1)	158,663
Depreciation and amortization	55,400	73,079	(17,679)	(24.2)	122,482
Stock-based compensation	597,711	11,125	586,586	5,272.7	682,002
Total	$ 1,638,162	$ 1,330,447	$ 307,715	23.1	$ 2,869,264

Payroll and related costs, which includes salaries, commissions, taxes and benefits, decreased $20,667 (2.8%). The Company currently employs five full-time and one part-time employee, compared to five full-time and one part-time employee for the same period in 2012.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees decreased for the nine months ended September 30, 2013 versus the same period last year by $150,466 (47.4%) due to: (i) an increase of $3,780 for services provided for XBRL tagging required by the SEC effective June 30, 2012, (ii) an increase in immigration, patent, and other legal fees of $7,059, (iii) an increase in general consultants, and miscellaneous services and fees of $3,029, (iv), a decrease in information technology consulting fees of $30,334,  (v) a decrease in audit fees of $34,000 due to reduced transactions and late filing of the June 30, 2013 Form 10-Q, and (vi) a decrease in non-refundable formation fee of $100,000 incurred in January 2012, which is related to negotiations of a strategic partnership for BCDx™.

Research and development (“R&D”) costs decreased for the nine months ended September 30, 2013, compared to the same period last year by $28,025 (35.3%), due to focusing staff on business development activities for Signature Mapping TBDx™, including the upcoming annual TB conference in November 2013.

Other operating expenses decreased by $62,034 (54.1%) to $52,586 for the nine months ended September 30, 2013, as compared to $114,620 for the same period in 2012. The decrease is attributed to: (i) decreased utilities and phone costs of $4,346, (ii) reduced press release costs of $5,340 as a result of greater use of disseminating information through the Company’s website (Executive Blog), (iii) lower other administrative expenses by $5,735, (iv) lower personal property taxes of $6,284 for timing of assessments to the fourth quarter 2013, (v) reduced travel costs of $7,868 due to timing of travel to the fourth quarter 2013 for the TB conference in Paris, France, and (vi) decreased rent costs of $32,461.

Depreciation and amortization expense in selling, general, and administrative for the nine months ended September 30, 2013, is $55,400, compared to the same period for 2012 of $73,079, or a decrease of $17,679 (24.2%).  The decrease is due to the sale of furniture in October 2012 and March 2013, which reduced the depreciable base amount.

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee members of our Board of Directors, and consultants in lieu of cash compensation. During the nine months ended September 30, 2013, the Company recognized an expense associated with employees, including its named executives, for stock-based compensation of $592,211, and for consultants of $5,500. During the same period of 2012, the Company did not recognize stock-based compensation expense for employees and directors, and recognized an expense of $11,125 for consulting services. Stock-based compensation expense for employees increased $592,211 and consultants decreased $5,625 during 2013.

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

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income and expense. Net other expense for the nine months ended September 30, 2013 was $183,314, compared to $221,621 for the same period last year, for an increase in other expense of $38,307 (17.3%).

There was no interest income from interest bearing accounts for the nine months ended September 30, 2013, or for the same period in 2012, due to low average daily cash balances in interest bearing accounts during the periods.

For the nine months ended September 30, 2013, the Company had other non-operating expense of $183,314, compared to $221,621 for the same period in 2012, or a decrease in non-operating expense of $38,307 (17.3%).  The components of non-operating expense for the first nine months of 2013 and 2012, and the variances to the same period of 2012 include: (i) financing costs for commissions on short-term notes of $225 in 2013 versus $2,700 for the same period in 2012, or a decrease of $2,475 (91.7%), (ii) debt discount amortization costs in 2013 of $3,112 and $36,433 in 2012, or a decrease in expense of $33,321 (91.5%), (iii) a gain from the sale of furniture of $8,338 in 2013, and no such sale of fixed assets during the same period in 2012, (iv) interest expense in 2013 for short-term notes of $53,259, whereby $47,432 for the same period in 2012, or an increase in expense of $5,827 (12.3%), (v) an expense of $135,056 in 2013 for the revaluation of beneficial conversion feature of the outstanding debentures, compared to $135,056 in 2012, or no change for the period from 2012. Non-cash non-operating expense included above for the nine months ended September 30, 2013 was $138,168, compared to $174,189 for the same period in 2012.

Net Income (Loss) and Net Income (Loss) per Common Share.  Net loss for the nine months ended September 30, 2013 was $1,821,476, compared to $1,552,068 for the same period in 2012, for an increase in net loss of $269,408 (17.4%). Net income (loss) for the Company per common share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of shares outstanding. Net income (loss) per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from contingently issuable shares (i.e. common stock purchase warrants and stock options issued and outstanding).

Reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Nine Months Ended September 30
	2013	2012
Numerator:
Net loss	$ (1,821,476)	$ (1,552,068)

Denominator:
Weighted average common shares outstanding - basic and diluted	100,686,522	91,974,783

Net loss per common share:
Basic and diluted	($0.02)	($0.02)

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Nine Months Ended September 30
	2013	2012
Net cash used in operating activities	$ (158,040)	$ (186,719)
Net cash provided by (used) in investing activities	26,314	(475)
Net cash provided by financing activities	140,000	185,000
Net increase (decrease) in cash	$ 8,274	$ (2,194)

Net Cash Used in Operations

Net cash used in operating activities for the nine months ended September 30, 2013, was $158,040, compared with net cash used in operating activities of $186,719 during the same period for 2012, or a decrease in the use of cash for operating activities of $28,679 (15.4%). The decrease in the use of cash is due to: (i) lower operating costs including, but not limited to a decrease in selling, general and administrative costs (other than depreciation and amortization, and stock based compensation) of $261,192 (21.0%), and an increase in non-operating expense (other than noncash items) of $6,053 (12.8%); and (ii) offset by a net increase in components of operating assets and liabilities of $226,460 (20.5%).

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities of $28,934 was for the sale of furniture for the nine months ended September 30, 2013 offset by patent costs of $2,620.  This compares with net cash used for investing activities for patent costs of $475 for same period in 2012, or an increase in cash provided by investing activities of $26,789. The Company anticipates it will incur equipment costs during the current fiscal year ending December 31, 2013, as we design add-on features that extend our current products into other areas, and ongoing patent costs related to further protection of our PinPoint™ and Signature Mapping™ products.

Net Cash Provided by Financing Activities

Net proceeds from financing activities were $140,000 for the nine months ended September 30, 2013, compared with $185,000 for the same period in 2012, or a decrease of $45,000 (24.3%). Of the 2013 net proceeds from financing activities, $148,500 (106.1%) was from the issuance of new short-term promissory notes, and $8,500 (6.1%) to reduce short-term note payable to an executive of the Company. The decrease in the net cash provided by financing activities of $45,000 is due to (i) a decrease in use of funds of $8,500 to reduce short-term note payable to an executive of the Company, and (ii) a decrease of $11,500 from the issuance of short-term notes, and (iii) a decrease of $25,000 from the sale of common stock. Management is seeking, and expects to continue to seek to raise additional capital through equity or debt financings or bank borrowings, including through one or more equity or debt financings or bank borrowings to fund its operations, repay or repurchase its debentures, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

Cash and Cash Equivalents

Our cash and cash equivalents increased during the nine months ended September 30, 2013 by $8,274, compared to a decrease in cash and cash equivalents during the same period in 2012 of $2,194. As outlined above, the increase in cash and cash equivalents for the current period in 2013 was the result of; (i) cash used in operating activities of $158,040, (ii) cash provided by investing activities of $26,314, and (iii) an increase in cash by $140,000 from financing activities. The net change in cash and cash equivalents for the nine months ended September 30, 2013, as compared to the same period in 2012, was $10,468, and is the result of (i) a decrease in cash used in operating activities of $28,679 (15.4%), (ii) an increase from investing activities $26,789, and (iii) a decrease in financing activities of $45,000 (24.3%).

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

	(unaudited)
Category	September 30, 2013	December 31, 2012
Cash and cash equivalents	$ 11,719	$ 3,445

Current assets	14,734	4,560
Current liabilities	12,769,523	11,698,331
Working capital (deficit)	$ (12,754,789)	$ (11,693,771)

As of September 30, 2013, the Company had a working capital deficit of $12,754,789, compared to $11,693,771 at December 31, 2012, or an increase in working capital deficit of $1,061,018 (9.1%). As of September 30, 2013, the Company had cash and cash equivalents of $11,719 as compared to $3,445 on December 31, 2012. The increase in cash and current assets of $8,274 is the net result of our operating, investing and financing activities outlined above. For 2013, current liabilities increased $1,071,192 (9.01%), with specific decreases in liabilities of $83,650, including (i) $5,150 for conversion of accounts payable for stock, (ii) $8,500 for reduction of note payable, related party, and $70,000 for conversion of accrued wages for stock, and specific increases in current liabilities of $1,154,842, including: (i) $53,260 in accrued interest, (ii) $86,707 in trade and accrued payables, (iii) $148,512 short-term note payable, net of debt discount, (iv) $135,056 for the revaluation of  beneficial conversion feature of the outstanding debentures, and (v) $731,307 for the continued accrual of unpaid wages and related expenses for all employees.

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

Recent Financing Arrangements

2013 Short-Term Promissory Notes

During the nine months ended September 30, 2013, the Company issued promissory notes to five accredited investors in the aggregate principal amount of $148,500 ($148,275, net of commissions and expenses in the amount of $225), of which $30,000 originally matured on March 31, 2013 and was amended to mature on December 31, 2013, $13,500 matures on December 31, 2013, $3,000 matures on January 24, 2014, $2,000 matures on January 28, 2014, and $100,000 matures on September 21, 2014. The terms of the notes are essentially the same as the 2011 and 2012 short-term promissory notes, except that four of the notes accrue interest at a rate of 12% per annum, with two notes for $108,500 being noninterest bearing.  Consideration for one noninterest bearing note of $8,500 was the extension of 4,632,725 warrants to December 31, 2018, and one for $100,000 receives a 2% royalty payment of future TBDx™ net revenue in South Africa up to $300,000.  The Company issued to four note holders an aggregate of 100,000 shares of common stock, and the relative fair value of the common stock of $3,100 will be amortized over the term of the notes

Other Liabilities

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

2006 through 2013 Short-Term Promissory Notes, Related Party

On April 21, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, our Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned the Company $200,000. The Company issued a non-negotiable promissory note, dated effective April 21, 2006, to Mr. Trudnak in the principal amount of $200,000. The note is unsecured, non-negotiable and non-interest bearing. The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default. The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum. The note is not assignable by Mr. Trudnak without our prior consent. The Company may prepay the note in whole or in part upon ten days notice. On October 21, 2006, Mr. Trudnak extended the due date of the loan to December 31, 2006. Subsequently, on October 3 and October 18, 2006, Mr. Trudnak loaned the Company $102,000 and $100,000, respectively, on substantially the same terms as the April 21, 2006 loan, except that each loan is due six months after the date thereof. Accordingly, following such additional loans, the Company owed an aggregate of approximately $402,000 to Mr. Trudnak. On November 10, 2006, Mr. Trudnak extended the due dates of such loans to May 31, 2007, except that $100,000 of the April 21, 2006, loan becomes due upon the Company raising $2,500,000 in financing after November 6, 2006, and the remaining amount of $202,000 of such loans become due upon the Company raising an aggregate of $5,000,000 in financing after November 6, 2006, and prior to May 31, 2007. Following the first closing of our Debenture and Series D Warrant financing on November 8, 2006, the Company repaid $100,000 on November 20, 2006, in principal amount of the April 1, 2006 loan, and paid an additional $100,000 to Mr. Trudnak on April 17, 2007 upon the second closing of our Debenture and Series D Warrant financing. On May 31, 2007, Mr. Trudnak extended the due dates of the remaining loans to May 31, 2008. Although, the anticipated payment of $202,000 had not been made, and Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008, and $5,000 on September 14, 2011, for cumulative loans of $231,000.  The maturity date of the outstanding loans was extended to May 31, 2009, then to May 31, 2010 and June 30, 2011, and subsequently to December 31, 2011. On December 31, 2011, the outstanding loans were extended to June 30, 2012, then to December 30, 2012, and subsequently to June 30, 2013, with the current maturity date of December 31, 2013. The Company repaid an aggregate of $108,900 of the notes during 2010, repaid an aggregate $33,100 during 2011, and repaid an aggregate of $8,500 during 2013, resulting in an outstanding balance at September 30, 2013 of $80,500. The terms of the above transaction were reviewed and approved by the Company’s audit committee and by the independent members of our Board of Directors.

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

As of September 30, 2013, an aggregate of $3,461,795 in principal amount of the Series A Debentures have been converted into 8,730,037 shares of common stock, an aggregate of $663,043 in interest amount have been converted into 2,675,576 shares of common stock, and an aggregate of 1,779,596 Series D Warrants have been exercised resulting in the issuance of 1,284,964 shares of common stock. Accordingly, as of September 30, 2013, an aggregate of $1,688,205 of principal amount of the debentures remain unconverted.

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

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of September 30, 2013 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

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

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition, or results of operations as of September 30, 2013 and December 31, 2012.

Financial Condition, Going Concern Uncertainties and Events of Default

The Company, previously an operating stage company, became a development stage company on April 1, 2012, the date of inception as a development stage company for financial reporting.  A development stage company, as defined by ASC-915-10 “Accounting and Reporting by Development Stage Enterprise”, is an entity that devotes substantially all of its efforts to establish a business and either of the following conditions exists: 1) the principal operations have not commenced, or 2) the principal operations have commenced, but there has been no significant revenue therefrom.  During the nine months ended September 30, 2013, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Our independent registered public accounting firm’s report on the consolidated financial statements included herein, and in our Annual Report on Form 10-K for the year ended December 31, 2012, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

As of September 30, 2013, we have outstanding trade and accrued payables of $1,652,196, other accrued liabilities of $126,064, and accrued salaries and related expenses due to our employees and management of $7,839,060. Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $80,500, and $708,500 short-term notes from eight investors, which has debt discount outstanding of $284.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense. We remeasured the mandatory default amount as of September 30, 2013 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so.  The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

During the nine months ended September 30, 2013, the Company issued promissory notes to five accredited investors in the aggregate principal amount of $148,500 ($148,275, net of commissions and expenses in the amount of $225), of which $30,000 originally matured on March 31, 2013 and was amended to mature on December 31, 2013, $13,500 matures on December 31, 2013, $3,000 matures on January 24, 2014, $2,000 matures on January 28, 2014, and $100,000 matures on September 21, 2014. Four of the notes accrue interest at a rate of 12% per annum, with two notes for $108,500 being noninterest bearing.  Consideration for one noninterest bearing note of $8,500 was the extension of 4,632,725 warrants to December 31, 2018, and one for $100,000 receives a 2% royalty payment of future TBDx™ net revenue in South Africa up to $300,000. The Company issued to four note holders an aggregate of 100,000 shares of common stock, and the relative fair value of the common stock of $3,100 will be amortized over the term of the notes.

As of September 30, 2013, we had a cash balance of $11,719. Subsequently and through November 19, 2013, we issued three promissory notes to accredited investors in the aggregate principal amount of $31,000.  Two of the notes accrue interest, with one note of $8,500 accrues interest at a rate of 5.9% per annum, and one note for $14,000 accrues interest at a rate of 10% per annum.  The third note for $8,500 is noninterest bearing, and consideration for the noninterest bearing note was adding a cashless exercise provision to 540,000 outstanding warrants.  The Company issued to two note holders an aggregate of 350,000 shares of common stock, and the relative fair value of the common stock of $28,000 will be amortized over the term of the notes. Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities. Currently, we are spending or incurring (and accruing) expenses of approximately $190,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees. Management believes that we will require an aggregate of approximately $2,280,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.  This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

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

During the nine months ended September 30, 2013, our total stockholders’ deficit increased by $1,145,516 to $12,380,867, and our consolidated net loss for the period was $1,821,476. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

Significant Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented.  The Company, previously an operating stage company, became a development stage company on April 1, 2012, the date of inception as a development stage company for financial reporting. A development stage company, as defined by ASC-915-10 “Accounting and Reporting by Development Stage Enterprise”, is an entity that devotes substantially all of its efforts to establish a business and either of the following conditions exists: 1) the principal operations have not commenced, or 2) the principal operations have commenced, but there has been no significant revenue therefrom.  For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  Except as disclosed in Part I, Item 4, Controls and Procedures of this report, and in Note 2 of our 2012 Form 10-K, there have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the nine-month period ended September 30, 2013.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. There were no international revenues subject to such market risks during the nine-month period ended September 30, 2013. International activities were mostly from our Signature Mapping™ revenue opportunities in South Africa and India. Therefore, we may be exposed to foreign exchange rate fluctuations as the Company continues to pursue the revenue opportunities outside the United States. As exchange rates vary, results when translated may vary from expectations and adversely impact overall expected profitability. As of September 30, 2013, the Company’s foreign currency exposure is related to accounts payable trade in the amount of $30,371.

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

Based on this evaluation, and for reasons discussed below, the Certifying Officers determined that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the Reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure. On May 13, 2013, the Company filed its December 31, 2012 Form 10-K, which was due on March 31, 2013, and filed its June 30, 2013 Form 10-Q on November 6, 2013, which was due on August 14, 2013.

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

As of September 30, 2013, the aggregate principal under our outstanding Series A Debentures was $1,688,205, which matured on June 30, 2011.  We have outstanding trade and accrued payables of $1,652,196, other accrued liabilities of $126,064, and accrued salaries and related expenses due to our employees and management of $7,839,060. Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $80,500, and $708,500 short-term notes from eight investors, which as of September 30, 2013, has debt discount outstanding of $284. We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the outstanding principal in the event the debenture holders make a demand for payment; it may be more expensive and difficult to obtain additional financing; and we are more vulnerable to economic downturns.

We did not make timely payment of outstanding principal when due under our Series A Debentures, and failure to make such payment is an event of default under the debentures.  We have insufficient cash resources to repay the amounts due to our debenture holders.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of September 30, 2013 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

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

During the nine months ended September 30, 2013, our total stockholders’ deficit increased by $1,145,516 to $12,380,867, and our consolidated net loss for the period was $1,821,476. Our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception. Although we have obtained cash from certain financings, we continue to have outstanding loans from our chief executive officer of approximately $80,500, accrued and unpaid salaries of our executive officers in the amount of $3,994,084 and to other employees of $3,251,487, and outstanding accounts payable to a consultant/director of the Company in the amount of $770,918.  The Company’s insolvency continues to increase the uncertainties related to its continued existence.  Also, in the event we are unable to pay our employees, we may continue to experience further employee attrition which could materially adversely affect our business and operations, including our ongoing research and development activities. As of September 30, 2013, we employed five full-time employees, and one part-time employee. We also have one employee that is on temporary leave of absence, and their return is uncertain.

Our certifying officers evaluated the effectiveness of our disclosure controls and procedures, and concluded that our disclosure controls were not effective for the period ending December 31, 2012 and June 30, 2013, and that we had certain weaknesses during those periods in our internal controls over timely reporting. Therefore, internal controls over timely reporting were ineffective as of the period covered by this Report.

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  The Certifying Officers designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is made known to management (including the Certifying Officers) by others within the Company, including its subsidiaries. We regularly evaluate the effectiveness of our disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly in our Forms 10-Q and annually in our Forms 10-K. In completing such reporting, we disclose, as appropriate, any significant change in our internal control over financial reporting that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As we disclosed above, On May 13, 2013, the Company filed its December 31, 2012 Form 10-K, which was due on March 31, 2013, and the late filing of the June 30, 2013 Form 10-Q filed on November 6, 2013, which was due on August 14, 2013.  Our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by such reports. Although the Certifying Officers have determined that our disclosure controls and procedures were not effective, management continues to believe that refinement to our disclosure controls and procedures is an ongoing progress. The Audit Committee believes the Company should continue the following activities: (a) additional education and professional development for the Company’s accounting and other staff on new and existing applicable SEC filing requirements, certain applicable SEC disclosure requirements, and the timing of the filing thereof, and (b) reviewing disclosure requirements, including Form 10-K and Regulation S-K disclosure requirements, SEC staff guidance and interpretations related thereto. While management is responsible for establishing and maintaining our disclosure controls and procedures and has taken steps to ensure that the disclosure controls are effective and free of “significant deficiencies” and/or “material weaknesses,” the ability of management to implement the remediation of such weaknesses and deficiencies and the inherent nature of our business and rapidly changing environment may affect management’s ability to be successful with this initiative.

Dilutive effect of conversion of Series A Senior Convertible Debentures, and exercise of common stock purchase warrants.

As of September 30, 2013, an aggregate of 6,752,820 of our shares are issuable upon conversion of our outstanding Series A Debentures.  The Company has an aggregate of 30,074,650 of our shares issuable upon exercise of outstanding common stock purchase warrants, of which approximately 10,930,067 warrants may be exercised pursuant to the cashless exercise provisions of such warrants and may be subsequently resold as “restricted securities” under the provisions of Rule 144 under the Securities Act.  Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.  Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

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

As of November 18, 2013, our directors and executive officers beneficially owned approximately 29.2% of our shares of common stock. Accordingly, our directors, executive officers and a most highly compensated employee are entitled to cast an aggregate of 13,108,034 votes on matters submitted to our stockholders for a vote or approximately 12.8% of the total number of votes entitled to be cast at a meeting of our stockholders. These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders. These matters would include the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may discourage or prevent someone from acquiring our business.

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

During September 24 - 27, 2013, the Company issued two promissory notes to accredited investors in the aggregate principal amount of $13,500. The short-term notes mature on December 31, 2013. $5,000 of the notes accrues interest at a rate of 12% per annum, and consideration for the noninterest bearing note of $8,500 was the extension of 4,632,725 warrants to December 31, 2018.  The Company issued to one note holder an aggregate of 5,000 shares of common stock, and the relative fair value of the common stock of $250.00 will be amortized over the term of the notes. The common stock was issued in reliance upon the exception from the registration requirements set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

ITEM 3.     DEFAULT UNDER OUR SERIES A DEBENTURES

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law. We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension. Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance. Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. If an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense. We remeasured the mandatory default amount as of September 30, 2013 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

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

Date: November 19, 2013