Form 10-Q/A
period 2013-09-30
Applied Visual Sciences, Inc.
filed 2013-11-19
CIK 873198

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

At November 19, 2013, the Registrant had 102,381,612 shares of Common Stock, $0.001 par value, outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Applied Visual Sciences, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, filed with the Securities and Exchange Commission on November 19, 2013 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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