Form 10-K
period 2013-12-31
Applied Visual Sciences, Inc.
filed 2014-04-14
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

_______________________________

FORM 10-K

(Mark One)

 X       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant was approximately $7,033,486 (the last business day of the registrant’s most recently completed second fiscal quarter), as quoted on the OTC Markets, OTCQB for the registrant’s Common Stock, $0.001 par value, on June 30, 2013.

At April 7, 2014, 102,927,612 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

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

     APPLIED VISUAL SCIENCES, INC.

TABLE OF CONTENTS

PART I

6

ITEM 1.     BUSINESS

6

ITEM 1A.  RISK FACTORS

28

ITEM 1B.  UNRESOLVED STAFF COMMENTS

42

ITEM 2.     PROPERTIES

42

ITEM 3.     LEGAL PROCEEDINGS

42

PART II

42

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  42

ITEM 6.     SELECTED FINANCIAL DATA

43

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

44

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

63

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

63

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

63

ITEM 9A.  CONTROLS AND PROCEDURES

63

ITEM 9B.  OTHER INFORMATION

64

PART III

65

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

65

ITEM 11.   EXECUTIVE COMPENSATION

69

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  82

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

83

ITEM 14.   PRINCIPAL ACCOUNTiNG FEES AND SERVICES

84

PART IV

85

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

85

SIGNATURES

88

CONSOLIDATED FINANCIAL STATEMENTS

89

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

90

CONSOLIDATED BALANCE SHEETS

91

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

92

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) AND ACCUMULATED COMPREHENSIVE INCOME  93

CONSOLIDATED STATEMENTS OF CASH FLOWS

94

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

95

NOTE 1.    Basis of Presentation and Going Concern Considerations

95

NOTE 2.    Significant Accounting Policies

97

NOTE 3.    Accrued Liabilities

103

NOTE 4.    Financing Arrangements

103

NOTE 5.    Fair Value Measurement

108

NOTE 6.    Stockholders’ (Deficit)

109

NOTE 7.    Goodwill and Intangible Assets

119

NOTE 8.    Income Taxes

119

NOTE 9.    Commitments and Contingencies

120

NOTE 10.  Employment Agreements With Executive Officers

122

NOTE 11.  Related Party Transactions

123

NOTE 12.  Operating Leases

124

NOTE 13.  Subsequent Events

124

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

Financing Activities

2013 Short-Term Promissory Notes

During 2013, the Company issued nine promissory notes to eight accredited investors in the aggregate principal amount of $179,500 ($179,275, net of commissions and expenses in the amount of $225), of which five notes for an aggregate of $48,500 originally matured during 2013 and were amended to mature on June 30, 2014, $14,000 matures on April 25, 2014, $100,000 matures on September 21, 2014, and $17,000 matures on October 25, 2014.  The terms of the notes are essentially the same as the 2011 and 2012 short-term promissory notes, except that $40,000 of the notes accrue interest at a rate of 12% per annum, one note for $8,500 was noninterest bearing during 2013 and accrues interest at a rate of 10% effective January 1, 2014, one note for $14,000 accrues interest at a rate of 10% per annum, one note for $8,500 accrues interest at a rate of 5.9%, with two notes for $108,500 being noninterest bearing.  Consideration for one $8,500 noninterest bearing note during 2013 received a modification to 540,000 warrants to include a cashless provision, one note of $8,500 received an extension of 4,632,725 warrants to December 31, 2018, and one for $100,000 received a 2% royalty payment of future TBDx™ net revenue in South Africa up to $300,000.  The Company issued to six of the note holders an aggregate of 450,000 shares of common stock, and the relative fair value of the common stock of $31,100 will be amortized over the term of the notes.

2012 Short-Term Promissory Notes

During 2012, the Company issued six promissory notes to four accredited investors in the aggregate principal amount of $160,000.  The twelve-month notes accrue interest at a rate of 12% per annum.  Subsequently, the promissory notes have been amended to mature on June 30, 2014.  The Company also issued to the note holders an aggregate of 285,000 shares of common stock.  The relative fair value of the common stock of $11,715 will be amortized over the term of the notes.  The Company also issued 10,800 shares of common stock as compensation in connection with the financing for a fair value of $2,700.

2011 Short-Term Promissory Notes

During October and November 2011, the Company issued two promissory notes to accredited investors in the aggregate principal amount of $400,000.  The twelve-month notes accrue interest at a rate of 12% per annum.  Subsequently, the promissory notes have been amended to mature on June 30, 2014.  The Company also issued to the two note holders an aggregate of 400,000 shares of common stock.  The relative fair value of the common stock of $34,700 will be amortized over the term of the notes.  The Company also issued 250,000 shares of common stock as compensation in connection with the financing for a fair value of $25,000.

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

2006 through 2013 Short-Term Promissory Notes, Related Party

On October 18, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, our Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned the Company $100,000. The Company issued a non-negotiable promissory note, dated effective October 18, 2006, to Mr. Trudnak in the principal amount of $100,000. The note is unsecured, non-negotiable and non-interest bearing. The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default. The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum. The note is not assignable by Mr. Trudnak without our prior consent. The Company may prepay the note in whole or in part upon ten days notice. On November 10, 2006, Mr. Trudnak extended the due date of the note to May 31, 2007.  Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008, and $5,000 on September 14, 2011, for cumulative outstanding loans of $129,000.  The maturity date of the outstanding loans was extended to May 31, 2009, then to May 31, 2010 and June 30, 2011, and subsequently to December 31, 2011 and then to June 30, 2012.  On June 30, 2012, the outstanding loans were extended to December 30, 2012, and then to June 30, 2013, and subsequently to December 31, 2013.  On December 31, 2013, the outstanding loans were extended to June 30, 2014. The Company repaid an aggregate of $6,900 of the notes during 2010, an aggregate $33,100 during 2011, an aggregate of $8,500 during 2013, resulting in an outstanding balance at December 31, 2013 of $80,500. The terms of the above transaction were reviewed and approved by the Company’s audit committee and by the independent members of our Board of Directors.

2006 and 2007 Series A Debentures (as Amended on October 15, 2010)

Under a securities purchase agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock.  On November 8, 2006, the Company issued to the institutional investors an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants.  On April 12, 2007, the Company issued an additional $2,575,000 in principal amount of the Series A Debentures, which followed the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants. Proceeds of the two offerings were used for the purpose of new personnel, research and development, registration expenses, for general working capital purposes, and repaying $200,000 in loans made to us by Mr. Michael W. Trudnak, our Chairman and CEO. The Company allocated proceeds from each closing to the derivative liability features of the Series A Debentures and Series D Warrants that were recognizable as a liability under generally accepted accounting principles.  We also issued at the first closing an aggregate of 623,520 common stock purchase warrants to the placement agent as compensation in the offering, which were upon terms substantially similar to the Series D Warrants. One-half of the Series D Warrants (2,226,854 warrants) and the placement agent warrants (311,760 warrants) became exercisable on November 8, 2006. The remaining one-half of the Series D Warrants (2,226,855 warrants) and the placement agent warrants (311,760 warrants) became exercisable on April 12, 2007. The Series D Warrants and the placement agent’s warrants may be exercised via a cashless exercise if certain conditions are met. Due to the potential of the milestone-related adjustments, the initial exercise price of $1.15634 may be reset and the maximum number of shares to be issued under the debentures was at that time indeterminable, and the Company considered the guidance of ASC 815-40, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, whereby public companies that are or could be required to deliver shares of common stock as part of a physical settlement or a net-share settlement, under a freestanding financial instrument, are required to initially measure the contract at fair value, and concluded that the potential of the milestone-related adjustments at that time may cause insufficient shares to share settle the contracts.  On April 1, 2007, due to the various milestone-related provisions, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants were reset to a price of $0.7453 per share, then to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008. The Series A Debentures and Series D Warrants also have a fully ratchet anti-dilution provision, whereby any subsequent equity transaction entitling a person to acquire shares of common stock at an effective price per share that is lower then the then conversion price, then the conversion price of the Debentures and Warrants shall be reduced to equal the lower subsequent equity transaction price.  Subsequently, as a result of a June 2009 financing in which the Company elected to issue shares of common stock and warrants at $0.25 per share, the conversion price of our debentures and the exercise price of the Series D Warrants was adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the Series D Warrants (including the warrants the Company issued to the placement agent in the financing) were increased by an aggregate of 2,677,417 Series D warrants.  On July 10, 2007, a debenture holder exercised 864,798 Series D Warrants for 864,798 shares of common stock, and 914,798 warrants were exercised during 2010 under the cashless provision for 420,166 shares of common stock. Of the remaining Series D Warrants and Placement Agent Warrants, 3,062,527 warrants expired on November 11, 2011, and 3,012,523 warrants expired on April 12, 2012

As of December 31, 2013, an aggregate of $3,461,795 in principal amount of the Series A Debentures have been converted into 8,730,037 shares of common stock, an aggregate of $663,043 in interest amount have been converted into 2,675,576 shares of common stock, and an aggregate of 1,779,596 Series D Warrants have been exercised resulting in the issuance of 1,284,964 shares of common stock. Accordingly, as of December 31, 2013, an aggregate of $1,688,205 of principal amount of the debentures remain unconverted.

Our outstanding Series A 10% Convertible Debentures originally became due on November 7, 2008. On October 15, 2010, we entered into an agreement with our two remaining Series A Debenture holders to amend and effect a restructuring of the debentures that originally became due on November 7, 2008.  Under the amendment agreement, the Company and two debenture holders agreed: (i) to an extension of the maturity date of the debentures to June 30, 2011, (ii) that the $1,688,205 of outstanding principal amount will not bear interest from July 1, 2010 through the new maturity date, (iii) that, in exchange for the payment in cash of amounts of accrued but unpaid regular interest of approximately $638,163, and waived all additional interest and late fees, liquidated damages and certain other amounts due under the debentures (“Interest and Default Amounts”) the Company issued an aggregate of 2,552,653 shares of common stock, (iv) that all claims with regard to the payment of the Interest and Default Amounts and all prior events of default under the Debentures and breaches of any covenant, agreement, term or condition (“Defaults”) under our debentures and debenture transaction documents would be waived and the Company was released from any claims with respect to the Additional Interest and Late Fees of approximately $773,314, and Default Amounts of approximately $2,541,739, and prior Defaults Events, (v) to terminate the registration rights agreements between the Company and each debenture holder, and (vi) that the Company may force a conversion of the debentures if our common stock equals or exceeds certain price and volume conditions. There were no conversions of our debentures during 2012 or 2013.

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

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  When an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of December 31, 2012 and December 31, 2013 at approximately $337,641, respectively. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

Financial Condition, Going Concern Uncertainties and Events of Default

The Company, previously an operating stage company, became a development stage company on April 1, 2012, the date of inception as a development stage company for financial reporting. A development stage company, as defined by ASC-915-10 “Accounting and Reporting by Development Stage Enterprise”, is an entity that devotes substantially all of its efforts to establish a business and either of the following conditions exists: 1) the principal operations have not commenced, or 2) the principal operations have commenced, but there has been no significant revenue therefrom.  During 2013, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Our independent registered public accounting firm’s report on the consolidated financial statements included herein, and in our Annual Report on Form 10-K for the year ended December 31, 2012, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

As of December 31, 2013, we have outstanding trade and accrued payables of $1,689,147, other accrued liabilities of $144,579, and accrued salaries and related expenses due to our employees and management of $8,099,945. Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $80,500, and $739,500 short-term notes from eleven (11) investors, which has debt discount outstanding of $20,570.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  When an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense. We re-measured the mandatory default amount as of December 31, 2012 and December 31, 2013 at approximately $337,641, respectively. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so.  The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

During 2013, the Company issued nine promissory notes to eight accredited investors in the aggregate principal amount of $179,500 ($179,275, net of commissions and expenses in the amount of $225), of which five notes for an aggregate of $48,500 originally matured during 2013 and were amended to mature on June 30, 2014, $14,000 matures on April 25, 2014, $100,000 matures on September 21, 2014, and $17,000 matures on October 25, 2014.  The terms of the notes are essentially the same as the 2011 and 2012 short-term promissory notes, except that $40,000 of the notes accrue interest at a rate of 12% per annum, one note for $8,500 was noninterest bearing during 2013 and accrues interest at a rate of 10% effective January 1, 2014, one note for $14,000 accrues interest at a rate of 10% per annum, one note for $8,500 accrues interest at a rate of 5.9%, with two notes for $108,500 being noninterest bearing.  Consideration for one $8,500 noninterest bearing note during 2013 received a modification to 540,000 warrants to include a cashless provision, one note of $8,500 received an extension of 4,632,725 warrants to December 31, 2018, and one for $100,000 received a 2% royalty payment of future TBDx™ net revenue in South Africa up to $300,000.  The Company issued to six of the note holders an aggregate of 450,000 shares of common stock, and the relative fair value of the common stock of 31,100 will be amortized over the term of the notes.

As of December 31, 2013, we had a cash balance of $1,108. Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities. Currently, we are spending or incurring (and accruing) expenses of approximately $190,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees. Management believes that we will require an aggregate of approximately $2,280,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.  This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

The Company has relied and continues to rely substantially upon equity and debt financing to fund its ongoing operations, including the research and development conducted in connection with its products and conversion of accounts payable for stock. The proceeds from our financings have been and continue to be insufficient to fund our operations, pay our trade payables, and repay our unconverted debentures or accrued and unpaid wages to our employees.  Therefore, the debentures holders, our employees, or trade creditors may seek to enforce payment of amounts due to them, and our results of operations and financial condition could be materially and adversely affected and we may be unable to continue our operations.  Also, in the event we continue to be unable to pay our employees, we may suffer further employee attrition.  There can be no assurances that we will be successful in our efforts to raise any additional financing, any bank borrowing, and research or grant funding.  Moreover, in view of the current market price of and limited trading volume in our stock, we may have limited or no access to the capital markets.  Furthermore, under the terms of our agreements with the debenture holders, we are subject to restrictions on our ability to engage in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is below the current conversion price or is based upon the trading price of our securities after initial issuance or otherwise subject to re-set.  In view of the foregoing, we may be required to curtail operations significantly, or obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

During 2013, our total stockholders’ deficit increased by $1,690,726 to $12,926,077, and our consolidated net loss for the period was $2,437,304. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

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

The Joint Clinical Research Center in Kampala, Uganda has approved a research protocol for the evaluation of the TBDx™ technology.  It is likely that this evaluation will occur in the 4th quarter of 2014.

Dr. Luis Cuevas of the Liverpool School of Tropical Medicine received funding from the European and Developing Countries Clinical Trials Partnership (EDCTP) to conduct a tuberculosis research project in Abuja, Nigeria, and a portion of this project funding will be used to evaluate the TBDx™ technology. Similar to the protocol in South Africa, the clinical evaluation is a triple blind study with TBDx™ compared against routine microscopy, using MGIT culture as the reference standard, and the use of a new molecular diagnostic test provided by Epistem. The Company shipped a TBDx™ system to Nigeria on November 14, 2013, and it is expected that the evaluation of TBDx™ will run through the 2nd Quarter of 2014.

On November 3, 2013, Dr. Nazir Ismail, from the National Institute for Communicable Diseases, made a presentation at the 44th World Conference on Lung Health the International Union Against Tuberculosis and Lung Disease (The Union) and the Center for Disease Control and Prevention (CDC) Late-Breaker session, which was held in Paris, France. The Late-Breaker session is intended to present the latest findings from new, innovative, and substantial research initiatives.  Dr. Ismail presented “A novel TB diagnostic algorithm using automated microscopy achieves high sensitivity while reducing the volume of Xpert MTB/RIF testing”.  The basis of the presentation was the results of a TBDx™ triple blind study (organism culture, molecular testing, and independent microscopist) that was completed on May 3, 2013 in Johannesburg, South Africa.

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

Laboratory Pathology:  TBDx™

On November 14, 2013, the Company shipped a TBDx™ system to Abuja, Nigeria in support of Dr. Luis Cuevas of the Liverpool School of Tropical Medicine who received funding from the European and Developing Countries Clinical Trials Partnership (EDCTP) to conduct a tuberculosis research project. A portion of this project funding is to be used to evaluate the TBDx™ technology.  Similar to the protocol in South Africa, the clinical evaluation is a triple blind study with TBDx™ compared against routine microscopy, using MGIT culture as the reference standard, and the use of a new molecular diagnostic test provided by Epistem. It is expected that the evaluation of TBDx™ will run through the 2nd Quarter of 2014.

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

The exhibit of TBDx™ during the 44th Union World Conference on Lung Health the company demonstrated the TBDx™ technology over a 4-day period. More than 50 demonstrations were held in the hall to more than 100 TB experts.  Attending these demonstrations included The World Health Organization (WHO), the Global Fund, the International Union Against Tuberculosis and Lung Disease (the UNION), the Foundation for Innovation in New Diagnostics (FIND), the Stop TB Partnership, PATH, the Research Institute of Japan, the KNTV Tuberculosis Foundation, and National TB Program Managers from Pakistan, India, Bangladesh, Brazil, Peru, Ukraine, Russia, Uganda, Zimbabwe, Nigeria, Malawi, South Africa, Turkey, Saudi Arabia, China, and Japan. Also attending presentations included representatives from Johns Hopkins University, the London School of Hygiene and Tropical Medicine, the Liverpool School of Tropical Medicine, The University of Illinois at Chicago, the University of Maryland - School of Medicine, the AGA KHAN University of Pakistan, the University of China, and the Chinese University of Hong Kong.

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

The Joint Clinical Research Center in Kampala, Uganda has approved a research protocol for the evaluation of the TBDx™ technology. It is likely that this evaluation will occur in the 4th quarter of 2014.

On November 14, 2013, the Company shipped a TBDx™ system to Abuja, Nigeria in support of Dr. Luis Cuevas of the Liverpool School of Tropical Medicine who received funding from the European and Developing Countries Clinical Trials Partnership (EDCTP) to conduct a tuberculosis research project. A portion of this project funding is to be used to evaluate the TBDx™ technology.  Similar to the protocol in South Africa, the clinical evaluation is a triple blind study with TBDx™ compared against routine microscopy, using MGIT culture as the reference standard, and the use of a new molecular diagnostic test provided by Epistem. It is expected that the evaluation of TBDx™ will run through the 2nd Quarter of 2014.

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

During the 44th Union World Conference on Lung Health the company demonstrated the TBDx™ technology over a 4-day period. More than 50 demonstrations were held in the hall to more than 100 TB experts.  Attending these demonstrations included The World Health Organization (WHO), the Global Fund, the International Union Against Tuberculosis and Lung Disease (the UNION), the Foundation for Innovation in New Diagnostics (FIND), the Stop TB Partnership, PATH, the Research Institute of Japan, the KNTV Tuberculosis Foundation, and National TB Program Managers from Pakistan, India, Bangladesh, Brazil, Peru, Ukraine, Russia, Uganda, Zimbabwe, Nigeria, Malawi, South Africa, Turkey, Saudi Arabia, China, and Japan. Also attending presentations included representatives from Johns Hopkins University, the London School of Hygiene and Tropical Medicine, the Liverpool School of Tropical Medicine, The University of Illinois at Chicago, the University of Maryland School of Medicine, the AGA KHAN University of Pakistan, the University of China, and the Chinese University of Hong Kong.

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

The United States Patent & Trademark Office (“USPTO”) has granted the Company six patents, and we were granted one foreign patent, all of which are related to our underlying 3i™ technology.  We also have three pending patents applications (U.S. and foreign) that further cover the implementation of our core 3i™ technology. We cannot provide assurance that any or all of the remaining patent applications or provisional applications will be issued patents, or that they will not be challenged, or that rights granted to us would actually provide us with an advantage over our competitors.  Prior art searches have been conducted and, based on the results of these searches; we believe that we do not infringe any third party patents identified in the searches.

Date Granted	Patent No.	Patent Description
February 17, 2009	7,492,937	System and Method for Identifying Objects of Interest in Image Data
February 24, 2009	7,496,218	System and Method for Identifying Objects of Interest in Image Data
December 31, 2009	MY-140267-A7,907,762	System and Method for Identifying Objects of Interest in Image Data (Malaysian)
October 19, 2010	7,817,833	System and Method for Identifying Feature of Interest in Hyperspectral Data
November 23, 2010	7,840,048	System and Method for Determining Whether There is an Anomaly in Data
March 15, 2011	7,907,762	Method of Creating a Divergence Transform for Identifying a Feature of Interest in Hyperspectral Data
October 25, 2011	8,045,805	Method for Determining Whether a Feature of Interest Anomaly is Present in an Image

Due to the rapid pace of technological change in the software industry, we believe patent, trade secret and copyright protection are less significant to our competitive edge than factors such as the knowledge, ability and experience of our personnel, new product development, frequent product enhancements, name recognition and the ongoing reliability of our products.

Research and Development

Under United States’ generally accepted accounting principles, until technology is determined to be feasible, all related research and development expenditures must be expensed rather than capitalized. When a determination is made that software is feasible (commercially viable), then expenditures may be capitalized, as long as there are no high-risk development issues.  We determined that a high-risk development issue existed for integrating PinPoint™ into already existing scanning equipment.  Therefore, we have concluded that capitalizing such expenditures for PinPoint™ is currently inappropriate and have expensed all research and development costs to date. The PinPoint™ research and development costs for the years ended December 31, 2013 and 2012 were $0 and $0, respectively.  We also expense the research and development costs for our Signature Mapping™ (Medical Computer Aided Diagnosis) projects as these projects are not considered to be ready for commercial distribution as we need to complete the demonstration (workflow) phase of development in South Africa and certification requirement in India.  The Signature Mapping™ research and development costs for the years ended December 31, 2013 and 2012 were $80,094 and $82,300 respectively. Our research and development costs are comprised of staff and consultancy expenses on our core technology in intelligent imaging informatics (“3i™”) engine that is capable of extracting embedded knowledge from digital images, as well as the capacity to analyze and detect image anomalies for our development of our PinPoint™ and Signature Mapping™.

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

Employees

As of December 31, 2013, we employed five full-time employees, one part time employee, and one employee on a temporary leave of absence who assists the Company upon request. As of December 31, 2013, we had accrued and unpaid salaries due to our employees and management in the amount of $7,499,983, as well as accrued related payroll liabilities of $599,962. Due to our continued limited cash resource, we have not been able to pay our employees salaries and other compensation on a regular basis or at all, and there is substantial uncertainty that we will be able to do so in the foreseeable future unless we raise additional financing, or we are able to generate revenue from the sale of our products, of which there can be no assurance.  None of our employees is a party to a collective bargaining agreement and we believe our relationship with our current employees is good. We may also employ certain consultants and independent contractors from time to time to assist in the completion of projects. It is our practice to require all our employees, consultants, and independent contractors to enter into proprietary information and inventions agreements containing non-disclosure, non-compete, and non-solicitation restrictions or covenants.

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

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  When an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of December 31, 2012 and December 31, 2013 at approximately $337,641, respectively. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so.  The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

Our business plan and technologies are unproven. We have generated minimal revenues from our operation, and incurred substantial operating losses since our inception.  We have very limited cash resources and we are reliant on external sources of financing to fund our operations, including our ongoing product development.

As of December 31, 2013, our revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations.  The principal amount due to our debenture holders as of December 31, 2013, was approximately $1,688,205, which matured on June 30, 2011, and was not paid. Also, we have outstanding trade and accrued payables of $1,689,147, other accrued liabilities of $144,579, and accrued salaries and related due to our employees and management of $8,099,945. Also, our Chief Executive Officer’s net outstanding noninterest-bearing loans were $80,500.

As of December 31, 2013, we had a cash balance of $1,108. Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities. Currently, we are spending or incurring (and accruing) expenses of approximately $190,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees. Management believes that we will require an aggregate of approximately $2,280,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.  This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

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

We have generated limited revenue from the sale of our aviation and healthcare products.  We anticipate launching our TBDx™ and TBDxV™ products in late 2014; however, there can be no assurance we will be successful in such launches or that we will generate revenue from our products.  We expect to incur additional product development costs to complete our Signature Mapping™ Tuberculosis projects and other proof of concept projects if outside partners are solidified.  We completed a proof of concept project for the U.S. Department of Homeland Security (“DHS”) with regard to our PinPoint™ product in 2009, and we may incur additional product development cost for PinPoint™.  Although, there can be no assurance that we will be successful in launching the foregoing products in accordance with the timelines outlined, or that we will be successful in marketing and selling such products or generating significant revenue from such product.

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

During Fiscal 2013, our total stockholders’ deficit increased by $1,690,726 to $12,926,077, and our consolidated net loss for the period was $2,437,304 or an increase of $633,203 (35.1%) in net loss from 2012. Our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  Although we have obtained limited cash from certain financings, we continue to have outstanding loans from our chief executive officer of approximately $80,500, accrued and unpaid salaries of our three named executive officers in the amount of $4,190,657 and to other employees of $3,309,326, and outstanding accounts payable to a consultant/director of the Company in the amount of $804,250. The Company employed during fiscal 2013 and 2012, respectively, five full-time, one part-time employee, and one employee on a temporary leave of absence who assists the Company upon request.  The Company’s insolvency continues to increase the uncertainties related to its continued existence.  Also, in the event we are unable to pay our employees, we may continue to experience further employee attrition which could materially adversely affect our business and operations, including our ongoing research and development activities.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

Dilutive effect of conversion of Series A Senior Convertible Debentures, and the exercise of outstanding common stock purchase warrants, of which some carry a cashless exercise provision.

At December 31, 2013, an aggregate of 6,752,820 of our shares of our common stock issuable upon full conversion of our outstanding Series A Debentures.  The Company also has an aggregate of 27,230,936 of our shares issuable upon exercise of outstanding common stock purchase warrants that have an average exercise price of $0.28, of which approximately 9,475,781 warrants may be exercised pursuant to the cashless exercise provisions of such warrants and may be subsequently resold as “restricted securities” under the provisions of Rule 144 under the Securities Act.  Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.  Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

We have incurred substantial debt which could affect our ability to obtain additional financing and may increase our vulnerability to business downturns. We may be unable to repay our Series A Debentures that matured on June 30, 2011.

As of December 31, 2013, the aggregate principal under our outstanding Series A Debentures was $1,688,205, which matured on June 30, 2011. Also, we have outstanding trade and accrued payables of $1,689,147, other accrued liabilities of $144,579, and accrued salaries due to our employees and management of $7,499,983, as well as accrued related payroll liabilities of $599,962.  Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $80,500, and $739,500 short-term notes from eleven (11) investors.  We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the outstanding principal in the event the debenture holders make a demand for payment; it may be more expensive and difficult to obtain additional financing; and we are more vulnerable to economic downturns.

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

Our common stock is quoted on OTC Markets, OTCQB under the symbol “APVS.”  As a result, relatively small trades in our stock could have disproportionate effect on our stock prices.  No assurance can be made that an active market for our common stock will continue.

The OTC Markets is a regulated quotation service that displays real-time quotes, last-sale prices and volume information for shares of stock that are not designated for quotation on a national securities exchange.  Trades in OTC Markets, OTCQB quoted stocks will be displayed only if the trade is processed by an institution acting as a market maker for those shares. Although there are approximately 12 market makers for our stock, these institutions are not obligated to continue making a market for any specific period of time.  Thus, there can be no assurance that any institution will be acting as a market maker for our common stock at any time.  If there is no market maker for our stock and no trades in those shares are reported, it may be difficult for you to dispose of your shares or even to obtain accurate quotations as to the market price for your shares.  Moreover, because the order handling rules adopted by the SEC that apply to other listed stocks do not apply to OTC Markets, OTCQB quoted stock, no market maker is required to maintain an orderly market in our common stock.  Accordingly, an order to sell our stock placed with a market maker may not be processed until a buyer for the shares is readily available, if at all, which may further limit your ability to sell your shares at prevailing market prices.

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

As of April 7, 2014, our directors and executive officers beneficially owned approximately 28.9% of our shares of common stock. Accordingly, our directors, executive officers and a most highly compensated employee are entitled to cast an aggregate of 12,938,534 votes on matters submitted to our stockholders for a vote or approximately 12.6% of the total number of votes entitled to be cast at a meeting of our stockholders. These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders. These matters would include the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may discourage or prevent someone from acquiring our business.

Our ability to attract and retain additional skilled personnel may impact our ability to develop our technology and attract customers in growing our business. However, we have limited cash resources to hire additional personnel and have experienced employee attrition due to our inability to pay our employees.

We believe that our ability to attract, train, motivate and retain additional highly skilled technical, managerial and sales personnel, particularly in the areas of technology-based application development, business intelligence, knowledge extraction, management, product development, healthcare economics, radiology, integration and technical support, is essential to our future success.  Our business requires individuals with significant levels of expertise in knowledge extraction, business operations, mathematics, quantitative analysis, and machine learning.  Competition for such personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future.  Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult.  We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation to such personnel than we currently anticipate.  Also, due to our limited cash resources, we have not been able to pay our employees and have accrued and unpaid wages and related costs due to our current and certain former employees of approximately $8,099,945, which includes accrued and unpaid salaries due all such employees of $7,499,983 and accrued related payroll liabilities of $599,962. Accordingly, we have experienced employee attrition and may not be able to attract new employees when we need to do so. If we fail to attract and retain sufficient numbers of highly skilled employees, our ability to provide the necessary products, technologies, and services may be limited, and as a result, we may be unable to attract customers and grow our business.

Our lease expired in January 2013 and was not be able to extend our existing lease, and elected not to obtain a lease for new office space because of our financial condition and limited cash resources.

The Company’s office lease for our principal executive offices expired on January 31, 2013.  The lease did include a renewal provision, and due to our financial condition and limited cash, the Company was not able to renew the lease, and elected to not obtain a lease for office space due to terms that are unacceptable to us.

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

In 2013, the cost of certain international currencies has decreased, yet such costs may later increase, due to fluctuations in the exchange rate of the U.S. dollar against the Euro or other currencies.  Future fluctuations in this exchange rate or other currencies could adversely affect our results in the event we make foreign sales of our products.  From time to time, as and when we determine it is appropriate and advisable to do so, we will seek to mitigate the effect of exchange rate fluctuations through the use of derivative financial instruments. We cannot assure you, however, that we will continue this practice or be successful in these efforts.

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

We have established and continue to seek to establish a network of distributors, sales representatives and consultants to assist us in the distribution and licensing of our products domestically and in certain foreign countries, including those business relationships established prior to 2013.  Such distributors, sales representatives and consultants have not effected any sales of our PinPoint™, or Signature Mapping™ products to date and we have no assurance they will be able to effect any such sales in the future.  We continue to review sales activities under certain of such arrangements and, as our agreements with such third parties expire, we may determine not to renew or we may terminate such agreements, or establish new relationships.

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

ITEM 2.     PROPERTIES

The Company leased 3,269 square feet for its headquarters building in Herndon, Virginia, pursuant to a 1 year commercial lease that expired on January 31, 2013. The monthly base rental rate of the lease was approximately $5,864.  The lease did include a renewal provision, and due to our financial condition and limited cash, the Company was not able to renew the lease, and elected on April 1, 2013 to not obtain a lease for office space due to terms that are unacceptable to us.  The security deposit for the lease of $11,122 was applied to the outstanding rent payable. We maintain our principal office at 525K East Market Street, # 116, Leesburg, Virginia 20176. Our telephone number at such address is (703) 539-6190.

ITEM 3.     LEGAL PROCEEDINGS

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Markets, OTCQB.  Since, July 9, 2010, our stock has been quoted under the symbol “APVS,” and prior to such time our stock was quoted under the symbol “GDTI.”  The following table sets forth the high and low bid prices for each quarter during 2013 and 2012.

Fiscal Year Ended December 31, 2013:	High	Low
First Quarter	$0.04	$0.03
Second Quarter	$0.15	$0.03
Third Quarter	$0.08	$0.04
Fourth Quarter	$0.10	$0.04

Fiscal Year Ended December 31, 2012:
First Quarter	$0.06	$0.03
Second Quarter	$0.05	$0.03
Third Quarter	$0.07	$0.03
Fourth Quarter	$0.06	$0.03

These quotations reflect interdealer prices, without retail markup, markdown, or commission and may not represent actual transactions.  As of April 7, 2014 there were approximately 258 holders of record of our common stock.  This amount does not include beneficial owners of our common stock held in “street name.”  Our stock and warrant transfer agent is Signature Stock Transfer, Inc., 2632 Coachlight Court, Plano, Texas. Signature’s telephone number in the U.S. is (972) 612-4120, and their Internet address is www.signaturestocktransfer@msn.com.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth, as of December 31, 2013, information with regard to equity compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders (1)	25,422,347	$0.14	0
Equity compensation plans not approved by stockholders	0	0	185,000
Total	25,422,347	$0.32	185,000

(1) The plan expired on August 29, 2013, upon which 2,033,353 incentive stock options became unavailable.

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6.     SELECTED FINANCIAL DATA

The selected financial data set forth below for Applied Visual Sciences, Inc. for the years ended December 31, 2013, and 2012, are derived from the audited consolidated financial statements and related notes included in this report. Historical results are not necessarily indicative of the results of operations for future periods.  The data set forth below is qualified in its entirety by and should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements set forth in full elsewhere in this report.

Selected Financial Data	Year Ended December 31
	2013	2012
Statement of Earnings Data:
Revenue	$ -	$ -
Operating loss	(2,025,175)	(1,752,254)
Net loss	(2,437,304)	(1,804,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,139	91,763
Amortization of debt discounts	10,826	40,006
Stock-based compensation expense (1)	640,329	85,125
Fair value of warrants issued - derivative instruments (2)	-	-
Revaluation of derivative instruments expense (income) (2)	337,641	(67,528)
Revaluation of debenture default provision expense (income) (4)	-	-
Gain on settlement of debt (5)	-	-
Noncash broker compensation expense	-	2,700
Other noncash - stock issued in lieu of interest paid	-	-
Per Share Data:
Basic Loss Per Share	$ (0.02)	$ (0.02)
Cash Flow Data:
Net cash (used) in operating activities	$ (202,961)	$ (223,220)
Net cash provided by investing activities	29,624	35,175
Net cash provided by financing activities	171,000	185,000
Effect of exchange rates on cash and cash equivalents	-	-
Balance Sheet Data:
Cash	$ 1,108	$ 3,445
Total Assets	373,096	462,980
Total Liabilities	13,299,173	11,698,331
Stockholders' (Deficit)	(12,926,077)	(11,235,351)

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

(2) Represents non-cash expense (income) from the revaluation of the derivative liability feature of the outstanding convertible debentures issued in November 2006 and April 2007. This reflects the conclusion that convertible note contracts should be analyzed under the provisions of ASC 815-10 (formerly SFAS 133) relating to  *Accounting for Derivative Instruments and Hedging Activities,* and the derivative liability features should be bifurcated and separately measured at fair value.  We also considered ASC 815-40 relating to the provisions for "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company*s Own Stock".

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

Our independent registered public accounting firm’s report on the consolidated financial statements included herein for the years ended December 31, 2013 and 2012 contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

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

The United States Patent & Trademark Office (“USPTO”) has granted the Company six patents, and we were granted one foreign patent, all of which are related to our underlying 3i™ technology.  We also have three pending patents applications (U.S. and foreign) that further cover the implementation of our core 3i™ technology. We cannot provide assurance that any or all of the remaining patent applications or provisional applications will be issued patents, or that they will not be challenged, or that rights granted to us would actually provide us with an advantage over our competitors.  Prior art searches have been conducted and, based on the results of these searches; we believe that we do not infringe any third party patents identified in the searches.

Date Granted	Patent No.	Patent Description
February 17, 2009	7,492,937	System and Method for Identifying Objects of Interest in Image Data
February 24, 2009	7,496,218	System and Method for Identifying Objects of Interest in Image Data
December 31, 2009	MY-140267-A7,907,762	System and Method for Identifying Objects of Interest in Image Data (Malaysian)
October 19, 2010	7,817,833	System and Method for Identifying Feature of Interest in Hyperspectral Data
November 23, 2010	7,840,048	System and Method for Determining Whether There is an Anomaly in Data
March 15, 2011	7,907,762	Method of Creating a Divergence Transform for Identifying a Feature of Interest in Hyperspectral Data
October 25, 2011	8,045,805	Method for Determining Whether a Feature of Interest Anomaly is Present in an Image

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

As highlighted below, in a recent NEMA article, “DICOS - Homeland Security Spending Keeps on Growing” - Published by, U.S. government expenditure for security solutions is expected to increase.  Management believes that Applied Visual Sciences, Inc. is positioned to be a third-party solution provider leveraging the standard output of all future security equipment procured by the US Government.  NEMA stated “Global homeland security spending has received a major boost in light of recent international terrorist events, as countries look at new ways to thwart terrorists and secure borders. Spending in the industry is expected to triple to $178 billion by 2015.  Security-related spending will include more sophisticated information technology and the protection of other vulnerable terrorist targets.  With the initial focus on airport security, NEMA has stepped up its outreach to DHS and TSA. Currently developing DICOS, the new NEMA standard will capture scans of checked baggage so that scans can be read by threat detection software. The new standard is expected to facilitate interoperability of security-imaging equipment. With DHS/TSA expected to purchase new equipment for over 400 U.S. airports, NEMA members have joined with DHS to develop the standard. . The security industry is looking at border, rail, seaport, industrial and nuclear plant security.”

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

The equipment manufacturers in conjunction with software companies and academic institutions are attempting to develop sophisticated solutions to aid in the detection of contraband substances.  To date there has been no known solution developed that has been deployed.  We believe that Applied Visual Sciences, Inc.’s approach is unique in that it is a non-intrusive adjunct to the current manufacturers’ products.  The enhancement identifies contraband at an accuracy level that is higher than the methodology used today by TSA.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Year Ended December 31
Category	2013	2012
Net cash (used) in operating activities	$ (202,961)	$ (223,220)
Net cash provided by investing activities	29,624	35,175
Net cash provided by financing activities	171,000	185,000
Effect of exchange rates on cash and cash equivalents	-	-
Net (decrease) in cash	$ (2,337)	$ (3,045)

Net Cash Used in Operations

Net cash used in operating activities for the fiscal year ended December 31, 2013, was $202,961, compared with net cash used in operating activities of $223,220 during the same period for 2012, or a decrease in the use of cash for operating activities of $20,259 (9.1%). The decrease in the use of cash is due to: (i) lower operating costs including, but not limited to a decrease in selling, general and administrative costs (other than depreciation and amortization, and stock based compensation) of $245,660 (15.6%), and an increase in non-operating expense (other than noncash items) of $7,618 (11.8%); and (ii) offset by a net increase in components of operating assets and liabilities of $217,783 (15.4%).

Net Cash Used in Investing Activities

Net cash provided by investing activities of $29,624 for the fiscal year ended December 31, 2013, was for the sale of furniture of $28,934 and elimination of patent costs of $690.  This compares with net cash provided by investing activities for the same period in 2012 of $35,175, for the sale of furniture of $35,650 and for patent costs of $475, or a net decrease in cash provided by investing activities of $5,551 (15.8%). The Company anticipates it will incur equipment costs during the current fiscal year ending December 31, 2014, as we design add-on features that extend our current products into other areas, and ongoing patent costs related to further protection of our PinPoint™ and Signature Mapping™ products.

Net Cash Provided by Financing Activities

Net proceeds from financing activities were $171,000 for the fiscal year ended December 31, 2013, compared with $185,000 for the same period in 2012, or a decrease of $14,000 (7.6%). Of the 2013 net proceeds from financing activities, $179,500 (105.0%) was from the issuance of new short-term promissory notes, and $8,500 (5.0%) to reduce short-term note payable to an executive of the Company. The decrease in the net cash provided by financing activities of $14,000 is due to (i) an increase in use of funds of $8,500 to reduce short-term note payable to an executive of the Company, and (ii) an increase of $19,500 from the issuance of short-term notes, and (iii) a decrease of $25,000 from the sale of common stock.  Management is seeking, and expects to continue to seek to raise additional capital through equity or debt financings or bank borrowings, including through one or more equity or debt financings or bank borrowings to fund its operations, repay or repurchase its debentures, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

Cash

Our cash decreased during the fiscal year ended December 31, 2013 by $2,337, compared to a decrease in cash during the same period in 2012 of $3,045. As outlined above, the decrease in cash for the current period in 2013 was the result of; (i) cash used in operating activities of $202,961, (ii) cash provided by investing activities of $29,624, and (iii) an increase in cash by $171,000 from financing activities. The net change in cash for the twelve months ended December 31, 2013, as compared to the same period in 2012, was $708, and is the result of (i) a decrease in cash used in operating activities of $20,259 (9.1%), (ii) an decrease from investing activities $5,551 (15.8%), and (iii) a decrease in financing activities of $14,000 (7.6%).

Working Capital Information - The following table presents a summary of our working capital at the end of each fiscal year:

	As of December 31
Category	2013	2012
Cash	$ 1,108	$ 3,445

Current assets	2,223	4,560
Current liabilities	13,299,173	11,698,331
Working capital (deficit)	$ (13,296,950)	$ (11,693,771)

As of December 31, 2013, the Company had a working capital deficit of $13,296,950, compared to $11,693,771 at December 31, 2012, or an increase in working capital deficit of $1,603,179 (13.7%).  As of December 31, 2013, the Company had cash of $1,108 as compared to $3,445 on December 31, 2012. The decrease in cash of $2,337 is the net result of our operating, investing and financing activities outlined above. For 2013, current liabilities increased $1,600,842 (13.71%), with specific decreases in liabilities of $83,650, including (i) $5,150 for conversion of accounts payable for stock, (ii) $8,500 for reduction of note payable, related party, and $70,000 for conversion of accrued wages for stock, and specific increases in current liabilities of $1,684,492, including: (i) $71,775 in accrued interest, (ii) $123,658 in trade and accrued payables, (iii) $159,226 short-term note payable, net of debt discount, (iv) $337,641 for the revaluation of  beneficial conversion feature of the outstanding debentures, and (v) $992,192 for the continued accrual of unpaid wages and related expenses for all employees.

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

Other Liabilities

2013 Short-Term Promissory Notes

During 2013, the Company issued nine promissory notes to eight accredited investors in the aggregate principal amount of $179,500 ($179,275, net of commissions and expenses in the amount of $225), of which five notes for an aggregate of $48,500 originally matured during 2013 and were amended to mature on June 30, 2014, $14,000 matures on April 25, 2014, $100,000 matures on September 21, 2014, and $17,000 matures on October 25, 2014.  The terms of the notes are essentially the same as the 2011 and 2012 short-term promissory notes, except that $40,000 of the notes accrue interest at a rate of 12% per annum, one note for $8,500 was noninterest bearing during 2013 and accrues interest at a rate of 10% effective January 1, 2014, one note for $14,000 accrues interest at a rate of 10% per annum, one note for $8,500 accrues interest at a rate of 5.9%, with two notes for $108,500 being noninterest bearing.  Consideration for one $8,500 noninterest bearing note during 2013 received a modification to 540,000 warrants to include a cashless provision, one note of $8,500 received an extension of 4,632,725 warrants to December 31, 2018, and one for $100,000 received a 2% royalty payment of future TBDx™ net revenue in South Africa up to $300,000.  The Company issued to six of the note holders an aggregate of 450,000 shares of common stock, and the relative fair value of the common stock of $31,100 will be amortized over the term of the notes.

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

2006 through 2011 Short-Term Promissory Notes, Related Party

On October 18, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, our Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned the Company $100,000. The Company issued a non-negotiable promissory note, dated effective October 18, 2006, to Mr. Trudnak in the principal amount of $100,000. The note is unsecured, non-negotiable and non-interest bearing. The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default. The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum. The note is not assignable by Mr. Trudnak without our prior consent. The Company may prepay the note in whole or in part upon ten days notice. On November 10, 2006, Mr. Trudnak extended the due date of the note to May 31, 2007.  Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008, and $5,000 on September 14, 2011, for cumulative outstanding loans of $129,000.  The maturity date of the outstanding loans was extended to May 31, 2009, then to May 31, 2010 and June 30, 2011, and subsequently to December 31, 2011 and then to June 30, 2012.  On June 30, 2012, the outstanding loans were extended to December 30, 2012, and then to June 30, 2013, and subsequently to December 31, 2013.  On December 31, 2013, the outstanding loans were extended to June 30, 2014. The Company repaid an aggregate of $6,900 of the notes during 2010, an aggregate $33,100 during 2011, an aggregate of $8,500 during 2013, resulting in an outstanding balance at December 31, 2013 of $80,500. The terms of the above transaction were reviewed and approved by the Company’s audit committee and by the independent members of our Board of Directors.

2006 and 2007 Series A Debentures (as Amended on October 15, 2010)

Under a securities purchase agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock.  On November 8, 2006, the Company issued to the institutional investors an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants.  On April 12, 2007, the Company issued an additional $2,575,000 in principal amount of the Series A Debentures, which followed the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants. Proceeds of the two offerings were used for the purpose of new personnel, research and development, registration expenses, for general working capital purposes, and repaying $200,000 in loans made to us by Mr. Michael W. Trudnak, our Chairman and CEO. The Company allocated proceeds from each closing to the derivative liability features of the Series A Debentures and Series D Warrants that were recognizable as a liability under generally accepted accounting principles.  We also issued at the first closing an aggregate of 623,520 common stock purchase warrants to the placement agent as compensation in the offering, which were upon terms substantially similar to the Series D Warrants. One-half of the Series D Warrants (2,226,854 warrants) and the placement agent warrants (311,760 warrants) became exercisable on November 8, 2006. The remaining one-half of the Series D Warrants (2,226,855 warrants) and the placement agent warrants (311,760 warrants) became exercisable on April 12, 2007. The Series D Warrants and the placement agent’s warrants may be exercised via a cashless exercise if certain conditions are met. Due to the potential of the milestone-related adjustments, the initial exercise price of $1.15634 may be reset and the maximum number of shares to be issued under the debentures was at that time indeterminable, and the Company considered the guidance of ASC 815-40, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, whereby public companies that are or could be required to deliver shares of common stock as part of a physical settlement or a net-share settlement, under a freestanding financial instrument, are required to initially measure the contract at fair value, and concluded that the potential of the milestone-related adjustments at that time may cause insufficient shares to share settle the contracts.  On April 1, 2007, due to the various milestone-related provisions, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants were reset to a price of $0.7453 per share, then to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008. The Series A Debentures and Series D Warrants also have a fully ratchet anti-dilution provision, whereby any subsequent equity transaction entitling a person to acquire shares of common stock at an effective price per share that is lower then the then conversion price, then the conversion price of the Debentures and Warrants shall be reduced to equal the lower subsequent equity transaction price.  Subsequently, as a result of a June 2009 financing in which the Company elected to issue shares of common stock and warrants at $0.25 per share, the conversion price of our debentures and the exercise price of the Series D Warrants was adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the Series D Warrants (including the warrants the Company issued to the placement agent in the financing) were increased by an aggregate of 2,677,417 Series D warrants.  On July 10, 2007, a debenture holder exercised 864,798 Series D Warrants for 864,798 shares of common stock, and 914,798 warrants were exercised during 2010 under the cashless provision for 420,166 shares of common stock. Of the remaining Series D Warrants and Placement Agent Warrants, 3,062,527 warrants expired on November 11, 2011, and 3,012,523 warrants expired on April 12, 2012

As of December 31, 2013, an aggregate of $3,461,795 in principal amount of the Series A Debentures have been converted into 8,730,037 shares of common stock, an aggregate of $663,043 in interest amount have been converted into 2,675,576 shares of common stock, and an aggregate of 1,779,596 Series D Warrants have been exercised resulting in the issuance of 1,284,964 shares of common stock. Accordingly, as of December 31, 2013, an aggregate of $1,688,205 of principal amount of the debentures remain unconverted.

Our outstanding Series A 10% Convertible Debentures originally became due on November 7, 2008. On October 15, 2010, we entered into an agreement with our two remaining Series A Debenture holders to amend and effect a restructuring of the debentures that originally became due on November 7, 2008.  Under the amendment agreement, the Company and two debenture holders agreed: (i) to an extension of the maturity date of the debentures to June 30, 2011, (ii) that the $1,688,205 of outstanding principal amount will not bear interest from July 1, 2010 through the new maturity date, (iii) that, in exchange for the payment in cash of amounts of accrued but unpaid regular interest of approximately $638,163, and waived all additional interest and late fees, liquidated damages and certain other amounts due under the debentures (“Interest and Default Amounts”) the Company issued an aggregate of 2,552,653 shares of common stock, (iv) that all claims with regard to the payment of the Interest and Default Amounts and all prior events of default under the Debentures and breaches of any covenant, agreement, term or condition (“Defaults”) under our debentures and debenture transaction documents would be waived and the Company was released from any claims with respect to the Additional Interest and Late Fees of approximately $773,314, and Default Amounts of approximately $2,541,739, and prior Defaults Events, (v) to terminate the registration rights agreements between the Company and each debenture holder, and (vi) that the Company may force a conversion of the debentures if our common stock equals or exceeds certain price and volume conditions. There were no conversions of our debentures during 2012 or 2013.

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

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  When an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of December 31, 2012 and December 31, 2013 at approximately $337,641, respectively. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

Prior to the Debenture amendment agreement and absent a default, the Debentures bore interest at the rate of 10% per annum.  The Debenture agreement, as amended on October 15, 2010, continues to permit the payment of interest due under the Debentures in cash or registered shares of our common stock. If we elected to pay the interest due in shares of our common stock, the number of shares to be issued in payment of interest is determined on the basis of 85% of the lesser of the daily volume weighted average price of our common stock as reported by Bloomberg LP (“VWAP”) for the five trading days ending on the date that is immediately prior to (a) date the interest is due or (b) the date such shares are issued and delivered to the holder. We could pay interest in shares of our common stock only if the equity conditions, described below, have been met during the 20 consecutive trading days prior to the date the interest is due and through the date the shares are issued. The payment of interest in shares of our stock, the redemption of the Debentures and the occurrence of certain other events, was subject to a requirement that certain equity conditions (“equity conditions”) were met, as follows: (i) we have honored all conversions and redemptions of a Debenture by the holder, (ii) we have paid all liquidated damages and other amounts due to the holder, (iii) the registration statement covering the resale of the shares underlying the Debentures and Series D Warrants is effective permitting a holder to utilize the registration statement to resell its shares, (iv) our stock is traded on the OTC Markets, OTCQB or other securities exchange and all of the shares upon conversion or exercise of the Debentures and Series D Warrants are listed for trading, (v) we have sufficient authorized but unreserved shares of our common stock to cover the issuance of the shares upon conversion or exercise of the Debentures and Series D Warrants, (vi) there is no event of default under the Debentures, (vii) the issuance of the shares would not violate a holder’s 4.99% or 9.99% ownership restriction cap, (viii) we have not made a public announcement of a pending merger, sale of all of our assets or similar transaction or a transaction in which a greater than 50% change in control of the Company may occur and the transaction has not been consummated, (ix) the holder is not in possession of material public information regarding us, and (x) the daily trading volume of our shares for 20 consecutive trading days prior to the applicable date exceeds 100,000 shares. Under the terms of the Debenture Amendment Agreement, (A) the equity condition in (iii) above was amended to provide that such condition is met if, in the alternative, the shares issuable upon conversion of the Debentures may then be resold pursuant to Rule 144 without restriction or limitation and the Company has delivered to a holder an opinion of the Company’s counsel that such resale may legally be made and provided the holder has furnished a representation letter reasonable acceptable to the Company’s counsel that the holder is not an “affiliate” for purposes of Rule 144; (B) the equity condition in (vi) above was amended to except an event of default that has previously been waived; and (C) the equity condition in (x) above was amended to except circumstances where another volume condition is applicable.

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

An event of default may occur under the Debentures if (a) the Company defaults in the payment of principal or, liquidated damages , (b) the Company fails to materially observe or perform a covenant or agreement in the Debentures, (c) a default or event of default occurs under any other transaction document related to the financing or in any other material agreement to which the Company is a party that results in a material adverse effect on the Company, (d) any representation or warranty the Company made to investors in the transaction documents related to the financing is materially untrue or incorrect, (e) a bankruptcy event occurs with regard to the Company, (f) the Company defaults on any other loan, mortgage, or credit arrangement that involves an amount greater than $150,000 and results in the obligation becoming declared due prior to the due date, (g) the Company’s common stock is not eligible for quotation on the OTC Markets or other exchange on which the Company’s shares are traded, (h) a transaction occurs in which the control of the Company changes, the Company effects a merger or consolidation, the Company sells substantially all of the assets, a tender offer is made for the Company’s shares, the Company reclassify their shares or a compulsory share exchange, or the Company agrees to sell more than 33% of the assets, unless the Company receives the consent of holders of 67% of then outstanding principal of the Company’s Debentures, (i) the Company fails to deliver certificates for shares to be issued on conversion within seven trading days, (j) the Company has a judgment against it for more than $150,000. We have agreed to compensate a holder of a Debenture in the event our transfer agent fails to deliver shares upon conversion of the Debentures within three trading days of the date of conversion, and the holder’s broker is required to purchase shares of our common stock in satisfaction of a sale by a holder.

The conversion price of the Debentures or the number of shares to be issued upon conversion or exercise of the Debentures are subject to adjustment in the event of a stock dividend, stock split, subdivision or combination of our shares of common stock, reclassification, sales of our securities below their then conversion or exercise price (“subsequent equity sales anti-dilution adjustment provisions”), a subsequent rights offering, or a reclassification of our shares. Also, if we effect a merger or consolidation with another company, we sell all or substantially all of our assets, a tender offer or exchange offer is made for our shares, or we effect a reclassification of our shares or a compulsory share exchange, a holder that subsequently converts its Debenture will be entitled to receive the same kind and amount of securities, cash or property as if the shares it is entitled to receive on the conversion had been issued and outstanding on the date immediately prior to the date any such transaction occurred.  Except as discussed above, no such events have occurred through the date of this report.

We were not required to make an adjustment to the conversion or exercise price or the number of shares to be issued upon conversion or exercise of the Debentures pursuant to the subsequent equity sales anti-dilution adjustment provisions related to an “exempt issuance,” which is defined as: (A) any stock or options that are issued under our stock option plans or are approved by a majority of non-employee directors and issued (i) to employees, officers or directors or (ii) to consultants, but only if the amount issued to consultants does not exceed 400,000 shares in a 12 month period, (B) securities issued under the Debentures, (C) shares of common stock issued upon conversion or exercise of, or in exchange for, securities outstanding on the date we entered into the securities purchase agreement, or (D) the issuance of securities in an acquisition or strategic transaction approved by our disinterested directors. Under the Debenture Amendment Agreement, commencing October 15, 2010, Debenture holders agreed that an “exempt issuance” shall also include the issuance of stock or common stock equivalents authorized and approved in advance by the Company’s disinterested directors at a price per share or at a conversion or exercise price per share equal to or greater than $0.25.

In connection with our Series A Debenture financing, we entered into a registration rights agreement with purchaser of our debentures pursuant to which we agreed we would use our best efforts to file a registration statement under the Securities Act within 45 days of the first closing to permit the public resale by debenture holders of the shares that may be issued upon conversion of the Debentures and upon exercise of the Series D Warrants, including the shares of our common stock underlying the Debentures to be issued at the second closing. Pursuant to the amendments we entered into with the current debenture holders on October 15, 2010, the debenture holders agreed to terminate their registration rights agreements with us. Accordingly, we are not required to register or maintain the registration of the shares underlying the Series A Debentures, however, the Company was obligated under the terms of the Registration Rights Agreement that the Company entered into with each purchaser that has fully converted its Debenture.

We also granted to each purchaser of the Debentures the right to participate in any offering by us of common stock or common stock equivalents until the later of (i) 12 months after the effective date of the registration statement and (ii) the date a purchaser holds less than 20% of the principal amount of the Debenture the purchaser originally agreed to purchase, except for an exempt issuance or an underwritten public offering of our common stock.  Purchasers may participate in such an offering up to the lesser of 100% of the future offering or the aggregate amount subscribed for under the securities purchase agreement by all purchasers. Although such common stock offerings have occurred, the Debenture holders have notified the Company that they do not want to participate in any future financings.

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

Financial Condition, Going Concern Uncertainties and Events of Default

The Company, previously an operating stage company, became a development stage company on April 1, 2012, the date of inception as a development stage company for financial reporting. A development stage company, as defined by ASC-915-10 “Accounting and Reporting by Development Stage Enterprise”, is an entity that devotes substantially all of its efforts to establish a business and either of the following conditions exists: 1) the principal operations have not commenced, or 2) the principal operations have commenced, but there has been no significant revenue therefrom.  During 2013, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Our independent registered public accounting firm’s report on the consolidated financial statements included herein, and in our Annual Report on Form 10-K for the year ended December 31, 2012, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

As of December 31, 2013, we have outstanding trade and accrued payables of $1,689,147, other accrued liabilities of $144,579, and accrued salaries and related expenses due to our employees and management of $8,099,945. Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $80,500, and $739,500 short-term notes from eleven (11) investors, which has debt discount outstanding of $20,570.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  When an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense. We re-measured the mandatory default amount as of December 31, 2012 and December 31, 2013 at approximately $337,641, respectively. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so.  The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

During 2013, the Company issued nine promissory notes to eight accredited investors in the aggregate principal amount of $179,500 ($179,275, net of commissions and expenses in the amount of $225), of which five notes for an aggregate of $48,500 originally matured during 2013 and were amended to mature on June 30, 2014, $14,000 matures on April 25, 2014, $100,000 matures on September 21, 2014, and $17,000 matures on October 25, 2014.  The terms of the notes are essentially the same as the 2011 and 2012 short-term promissory notes, except that $40,000 of the notes accrue interest at a rate of 12% per annum, one note for $8,500 was noninterest bearing during 2013 and accrues interest at a rate of 10% effective January 1, 2014, one note for $14,000 accrues interest at a rate of 10% per annum, one note for $8,500 accrues interest at a rate of 5.9%, with two notes for $108,500 being noninterest bearing.  Consideration for one $8,500 noninterest bearing note during 2013 received a modification to 540,000 warrants to include a cashless provision, one note of $8,500 received an extension of 4,632,725 warrants to December 31, 2018, and one for $100,000 received a 2% royalty payment of future TBDx™ net revenue in South Africa up to $300,000.  The Company issued to six of the note holders an aggregate of 450,000 shares of common stock, and the relative fair value of the common stock of $31,100 will be amortized over the term of the notes.

As of December 31, 2013, we had a cash balance of $1,108. Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities. Currently, we are spending or incurring (and accruing) expenses of approximately $190,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees. Management believes that we will require an aggregate of approximately $2,280,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.  This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

The Company has relied and continues to rely substantially upon equity and debt financing to fund its ongoing operations, including the research and development conducted in connection with its products and conversion of accounts payable for stock. The proceeds from our financings have been and continue to be insufficient to fund our operations, pay our trade payables, and repay our unconverted debentures or accrued and unpaid wages to our employees.  Therefore, the debentures holders, our employees, or trade creditors may seek to enforce payment of amounts due to them, and our results of operations and financial condition could be materially and adversely affected and we may be unable to continue our operations.  Also, in the event we continue to be unable to pay our employees, we may suffer further employee attrition.  There can be no assurances that we will be successful in our efforts to raise any additional financing, any bank borrowing, and research or grant funding.  Moreover, in view of the current market price of and limited trading volume in our stock, we may have limited or no access to the capital markets.  Furthermore, under the terms of our agreements with the debenture holders, we are subject to restrictions on our ability to engage in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is below the current conversion price or is based upon the trading price of our securities after initial issuance or otherwise subject to re-set.  In view of the foregoing, we may be required to curtail operations significantly, or obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

During 2013, our total stockholders’ deficit increased by $1,690,726 to $12,926,077, and our consolidated net loss for the period was $2,437,304. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

CONSOLIDATED RESULTS OF OPERATIONS

The following analysis reflects the consolidated results of operations of Applied Visual Sciences, Inc. and its subsidiaries.

Fiscal 2013 as Compared with Fiscal 2012

Net Revenues. There were no revenues for fiscal period ended December 31, 2013, or for the same period in 2012.

Cost of Sales.  There was no cost of sales for fiscal period ended December 31, 2013, and the same period in 2012.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for fiscal 2013 of $2,025,175, increased by $272,921 (15.6%), as compared to $1,752,254 for the same period in 2012. The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the twelve month period.

					Cumulative From
					April 1, 2012
	Years Ended December 31				(date of inception)
	2013	2012	$ Change	% Change	To Dec 31, 2013
Payroll and related costs	$ 946,674	$ 984,482	$ (37,808)	(3.8)	$ 1,665,169
Professional fees	214,352	368,171	(153,819)	(41.8)	405,221
Research and development costs	80,094	82,300	(2,206)	(2.7)	144,382
Other operating expenses	88,587	140,414	(51,827)	(36.9)	194,664
Depreciation and amortization	55,139	91,763	(36,624)	(39.9)	122,221
Stock-based compensation	640,329	85,124	555,205	652.2	724,620
Total	$ 2,025,175	$ 1,752,254	$ 272,921	15.6	$ 3,256,277

Payroll and related costs, which includes salaries, commissions, taxes and benefits, decreased $37,808 (3.8%). The Company employed during fiscal 2013 and 2012, respectively, five full-time, one part-time employee, and one employee on a temporary leave of absence who assists the Company upon request.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees decreased for the year ended December 31, 2013 versus the same period last year by $153,819 (41.8%) due to: (i) an increase of $3,560 for services provided for XBRL tagging required by the SEC effective June 30, 2012, (ii) an increase in general consultants, and miscellaneous services and fees of $3,033, (iii) an decrease in immigration, patent, and other legal fees of $2,410, (iv), a decrease in information technology consulting fees of $27,002,  (v) a decrease in audit fees of $31,000 due to reduced transactions and rates, and (vi) a decrease in non-refundable formation fee of $100,000 incurred in January 2012, which is related to negotiations of a strategic partnership for BCDx™.

Research and development (“R&D”) costs decreased for fiscal 2013, compared to the same period last year by $2,206 (2.7%).  During 2013, the staff focused on performance metrics and algorithm improvements for Signature Mapping TBDx™ that were used in the clinical evaluations of (i) a triple blind study completed in May 2013 at the National Health Laboratory Services (“NHLS”) / Center for Tuberculosis in South Africa, and assisted by the National Institute for Communicable Diseases (“NICD”), (ii) a tuberculosis research project that began December 2013 in Abuja, Nigeria with support from the Liverpool School of Tropical Medicine, and funding from the European and Developing Countries Clinical Trials Partnership (EDCTP).

Other operating expenses decreased by $51,827 (36.9%) to $88,587 for fiscal 2013, as compared to $140,414 for the same period in 2012. The decrease is attributed to: (i) increased travel costs of $3,537, (ii) increased trade conference costs of $12,051 for attendance at the 44th World Conference on Lung Health the International Union Against Tuberculosis and Lung Disease (The Union”, (iii) lower other administrative expenses by $5,151, (iv) reduced press release costs of $5,340 as a result of greater use of disseminating information through the Company’s website (Executive Blog), (v) decreased utilities and phone costs of $7,931, and (vi) decreased rent costs of $48,993.

Depreciation and amortization expense in selling, general, and administrative for the year ended December 31, 2013, is $55,139, compared to the same period for 2012 of $91,763, or a decrease of $36,624 (39.9%).  The decrease is due to the sale of furniture in October 2012 and March 2013, which reduced the depreciable base amount.

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee members of our Board of Directors, and consultants in lieu of cash compensation. During the year ended December 31, 2013, the Company recognized an expense associated with employees, including its named executives, for stock-based compensation of $634,829, and for consultants of $5,500. There was no incentive stock options issued to management and other employees from May 2009 through December 2012.  During the same period of 2012, the Company recognized stock-based compensation expense for employees and directors of $74,000, and an expense of $11,125 for consulting services. Stock-based compensation expense for employees increased $560,829 and consultants decreased $5,625 during 2013.

Employee stock option expense for the years ended December 31, 2013 and 2012 represents the amortization of the Black-Scholes fair value as outlined above in accordance with ASC 718-10. ASC 718-10 requires the recognition of all share-based payments to employees or to non-employee directors, as compensation for service on the Board of Directors, as compensation expense in the consolidated financial statements. The amount of compensation is measured based on the estimated fair values of such stock-based payments on their grant dates, and is amortized over the estimated service period to vesting.  Consulting expense for stock-based payments to consultants is based on the fair value of the stock-based compensation at inception and amortized over the estimated service period but, in accordance with ASC 505-50, is remeasured on each reporting date until the performance commitment is complete.

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income and expense. Net other expense for fiscal 2013 was $412,129, compared to $51,847 for the same period last year, for an increase in other expense of $360,282 (700.0%).

There was no interest income from interest bearing accounts for fiscal 2013, or for the same period in 2012, due to low average daily cash balances in interest bearing accounts during the periods.

For the year ended December 31, 2013, the Company had other non-operating expense of $412,129, compared to $51,847 for the same period in 2012, or an increase in non-operating expense of $360,282 (700.0%).  The components of non-operating expense for the 2013 and 2012, and the variances include: (i) financing costs for commissions on short-term notes of $225 in 2013 versus $2,700 for the same period in 2012, or a decrease of $2,475 (91.7%), (ii) debt discount amortization costs in 2013 of $10,826 and $40,006 in 2012, or a decrease in expense of $29,180 (71.9%), (iii) a gain from the sale of furniture of $8,338 in 2013, and a loss in 2012 of $12,287, (iv) interest expense in 2013 for short-term notes of $71,775, whereby $64,382 for the same period in 2012, or an increase in expense of $7,393 (11.5%), (v) an expense of $337,641 in 2013 for the revaluation of beneficial conversion feature of the outstanding debentures, compared to income of $67,528 in 2012, or an increase in expense of $405,169. Non-cash non-operating expense included above for fiscal 2013 was $348,467, compared to non-operating income of $24,822 for the same period in 2012, or an increase of $373,289.

Net Loss and Net Loss per Common Share.  Net loss for fiscal 2013 was $2,437,304, compared to $1,804,101 for the same period in 2012, for an increase in net loss of $633,203 (35.1%). Net loss for the Company per common share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of shares outstanding. Net loss per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from contingently issuable shares (i.e. common stock purchase warrants and stock options issued and outstanding).

Reconciliation between the numerators and denominators of the basic EPS computations is as follows:

	Year Ended December 31
	2013	2012
Numerator:
Net loss	$ (2,437,304)	$ (1,804,101)

Denominator:
Weighted average common shares outstanding - basic	101,107,202	92,486,673

Net loss per common share:
Basic	($0.02)	($0.02)

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes scheduled maturities of our contractual obligations extending beyond one year for which cash flows are fixed and determinable as of December 31, 2013.

Category	Payments Due in Fiscal
	Total	2014	2015	2016	2017	2018	Thereafter
Convertible debentures (1)	$ 1,688,205	$ 1,688,205	$ -	$ -	$ -	$ -	$ -
Notes payable (2)	739,500	739,500	-	-	-	-	-
Notes payable and advances, related parties (3)	80,500	80,500	-	-	-	-	-
Interest payments (4)	181,582	181,582	-	-	-	-	-
Operating lease commitments (5)	-	-	-	-	-	-	-
Unconditional purchase obligations (6)	-	-	-	-	-	-	-
Total contractual obligations	$ 2,689,787	$ 2,689,787	$ -	$ -	$ -	$ -	$ -

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

(2) Represents outstanding notes payable issued in 2011 of $400,000, in 2012 of $160,000, and $179,500 in 2013.  The original term of the notes varried from three (3) months to 18 months, with interest rates from noninterest bearing to 12% per annum. The notes have subsequently been extended and they mature between June 30, 2014 and October 25, 2014.  See Other Liabilities above for further information on the 2011, 2012, and 2013 Short-Term Promissory Notes.

(3) Represents outstanding notes payable from our chief executive officer. The notes are non-negotiable, unsecured, and non-interest bearing.  The term of the original note was six (6) months, and all notes were subsequently amended to extend the maturity date to June 30, 2014.  See Other Liabilities above for further information on the 2006 through 2011 Short-Term Promissory Notes, Related Party.

(4) The outstanding Series A convertible debentures, under the October 15, 2010 amendment, did not bear interest through the new maturity date of June 30, 2011, and the amendment agreement does not require interest after the maturity date.  The Company is in negotiations with the debenture holders to extend the maturity date of the convertible debentures, and the holders may require interest to be paid for such extension.  Interest reflected represents accrued interest on the outstanding notes payable from the date of note to their current maturity date during 2014.  See Other Liabilities above for further information on the 2011, 2012 and 2013 Short-Term Promissory Notes.

(5) The Company's office lease expired on January 31, 2013, and was not renewed.  Total rental expense included in the accompanying consolidated statements of earnings was $22,745 in fiscal 2013, and $71,738 in fiscal 2012.

(6) The company currently does not have any outstanding unconditional purchase obligations.  They would though include inventory commitments, future royalty, consulting agreements, other than month-to-month arrangements or those that expire in less then one year, or commitments pursuant to executive compensation arrangements.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition at December 31, 2013 and our results of operations for the two fiscal years ended December 31, 2013, are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These estimates and assumptions can be subjective and complex and, consequently, actual results could differ from those estimates.  We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.  Revenues are derived primarily from the sublicensing and licensing of computer software, installations, training, consulting, and software maintenance.  Inherent in the revenue recognition process are significant management estimates and judgments, which influence the timing and amount of revenue recognized.

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

Segment Information.  ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements.  It also establishes standards for related disclosures about products and services, geographic areas, and major customers.  The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.  The Company’s chief operating decision-maker is considered to be the Company’s chief executive officer (“CEO”).  The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions for purposes of making operating decisions and assessing financial performance.  The entity level financial information is identical to the information presented in the accompanying consolidated statements of operations.

The Company has two groups of products and services - Security (PinPoint™) and Healthcare (Signature Mapping™ Medical Computer Aided Detection (“Medical CAD”)).  The Company has determined that as a result of no revenue generated for the two years ending December 31, 2013, we operate under one business unit in The America’s, and have pursued one product line, Healthcare’s Tuberculosis Detection (“TBDx™”) software in Africa.

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

Valuation of Long-Lived Assets Including Acquired Intangibles.  We evaluate the carrying value of long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying value of an asset within the scope of ASC 360-10, “Accounting of the Impairment or Disposal of Long-Lived Assets” may not be recoverable. Our assessment for impairment of assets involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, and considers year-end the date for its annual impairment testing.  The Company prepared this analysis for each of the years ended December 31, 2013 and 2012, and concluded that the intangible assets are not impaired.  Therefore, there was no impairment expense during Fiscal 2013 and 2012

Impairment of Excess of Purchase Price Over Net Assets Acquired.  We follow the provisions of ASC 805-10, “Business Combinations” and ASC 350-10, “Goodwill and Other Intangible Assets.” These statements establish financial accounting and reporting standards for acquired goodwill.  Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements.  Effective January 1, 2002, with the adoption of ASC

350-10, goodwill must be evaluated for impairment and is no longer amortized.  Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired.  To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets.  We determine impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill.  Impairment is tested annually or whenever indicators of impairment arise.  There was no goodwill on the consolidated balance sheet of the Company during Fiscal 2013 and 2012, as a net realizable value analysis was made for goodwill in prior years during the Company’s operating stage and such asset was fully impaired during those prior years.

OFF-BALANCE SHEET ARRANGEMENTS

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition, or results of operations as of December 31, 2013 and December 31, 2012.

.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to “Notes to Consolidated Financial Statements, Note 2 - Significant Accounting Policies” for discussion regarding the impact of Accounting Standards that were recently issued but not yet effective, on our Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures.  There were no international revenues subject to such market risks during fiscal 2012.  International activities were mostly from our Signature Mapping™ revenue opportunities in South Africa and India.  Therefore, we may be exposed to foreign exchange rate fluctuations as the Company continues to pursue the revenue opportunities outside the United States.  As exchange rates vary, results when translated may vary from expectations and adversely impact overall expected profitability. As of December 31, 2013, the Company’s foreign currency exposure is related to accounts payable trade in the amount of $30,371.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page 91 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Audit Committee of the Board of Directors of the Company has appointed the firm of KBL, LLP, to serve as Applied Visual Sciences, Inc.'s independent registered public accountants and to be the principal registered public accountants to conduct the audit of Applied Visual Sciences, Inc.'s financial statements. KBL, LLP was first appointed on February 23, 2009 for the fiscal year ending December 31, 2008 audit. On January 3, 2013, KBL, LLP was reaffirmed by the Audit Committee as Applied Visual Sciences, Inc.'s independent registered public accountants and to be the principal registered public accountants to conduct the audit of Applied Visual Sciences, Inc.'s financial statements for the fiscal year ended December 31, 2013.

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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was not effective.

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the directors and executive officers of Applied Visual Sciences, Inc during 2013, and current as noted:

Name	Age	Title
William J. Donovan	62	President, Chief Operating Officer, Director - Class III
Gregory E. Hare	60	Chief Financial Officer, Treasurer
Sean W. Kennedy	64	Director - Class II, Consultant to the Company (resigned on February 15, 2014)
Charles T. Nash	63	Director - Class I
Michael W. Trudnak	61	Chairman of the Board, Chief Executive Officer, Secretary, Director - Class III

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

Sean W. Kennedy, Director.  Mr. Kennedy became a Class II director in July 2003 and a consultant to the Company since May 27, 2008.  On February 15, 2014, Mr. Kennedy resigned from the Board and as a consultant to the Company.  From January 2001 to the present, Mr. Kennedy has been President and Chief Executive Officer of BND Software, Inc. a privately held software development company.  On May 27, 2008, the Company entered into a consulting agreement with BND Software pursuant to which it agreed to provide certain consulting services to the Company including managing the research, development and information systems activities of the Company.  From October 1999 to December 2000, Mr. Kennedy was divisional Vice President of Votenet Solutions, a Web development and consultant for trade associations, political parties and related organizations.  From April 1994 to October 1999, Mr. Kennedy was President and CEO of Raintree Communications Corporation, a privately held telecommunications services company, focused on providing technology tools for legislative lobbying to Trade Associations and Fortune 500 companies.  From June 1989 to April 1994, Mr. Kennedy was President and CEO of Electronic Funds Transfer Association, a trade association for the electronic payments systems industry.  Mr. Kennedy is a graduate of Mount Saint Mary’s College in Emmitsburg, Maryland.

Charles T. Nash, Director.  Mr. Nash became a Class I director of Applied Visual Sciences, Inc. in June 2004.  Mr. Nash has over 25 years of military experience and more than 16 years of leadership experience in emerging technology in the private sector.   Since October 2000, Mr. Nash has been President of Emerging Technologies International, Inc. (“ETII”), a privately held consulting company. ETII works to get high level technologies that are developed by small commercial companies inserted quickly, efficiently and inexpensively into applications/tools for immediate military use. The company also works with government laboratories and acquisition agencies to assist in speedy and effective technology transition.  From April 1998 to October 2000, Mr. Nash was vice president of the Emerging Technology Group of Santa Barbara Applied Research, Inc., a privately held defense consulting and emerging technology marketing company.  Prior to that, Mr. Nash served in various military leadership positions, including: head of Strike/Anti-Surface Unit Warfare and Air to Air/Strike Support section on the staff of the Chief of Naval Operations, overseeing budget planning of approximately $18 billion; executive assistant to the Deputy Commander in Chief, U.S. Naval Forces Europe; and as the Commanding Officer, Strike Fighter Squadron 137.  Mr. Nash retired from the U.S. Navy in 1998 with the rank of Captain.  He is a Fox News Channel military and aviation Contributor and a frequent guest on both the Main Street Radio and Radio America networks.  Mr. Nash earned a BS Aeronautics degree in 1973 from the Parks College of Aeronautical Technology, Saint Louis University, Cahokia, Illinois, and is a graduate of the National War College.

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

Independent Directors

Our board of directors has adopted the definition of independence as defined in Section 803A of the NYSE Amex LLC Company Guide.  Based upon such definition, the board of directors has determined that the following directors are independent: Charles T. Nash, although, a majority of our directors are not “independent.”  The board of directors maintains an audit committee, compensation committee, and nominating committee.  We may also establish special or other committees from time to time to consider matters at the request of the Board.  The current members of such committees as of the date of the filing of this report are as follows:

Audit

-

Charles T. Nash, Chairman

Compensation

-

Charles T. Nash, Chairman

Nominating

-

Charles T. Nash, Chairman

The Board of Directors

The Board oversees the business affairs of Applied Visual Sciences, Inc. and monitors the performance of management. During the year ended December 31, 2013, the Board held four (2) meetings and handled certain other business through unanimous written consents of its board in accordance with its by-laws and applicable Delaware law.  Messrs. Donovan, Kennedy, Nash and Trudnak attended all of such meetings of the Board. Applied Visual Sciences, Inc. has a policy of requesting all directors to attend annual meetings of stockholders. On April 24, 2010, the Company reduced the number of members required for the board of directors from nine to seven members. Currently, the Board has four committees, an Audit, Compensation, Nominating, and Special Committee. The membership and functions of such committees are described below.

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

Audit Committee

The Audit Committee consists of one member, Charles T. Nash.  Mr. Nash was appointed as chairman of the committee on August 29, 2012.  Mr. Nash was also appointed a member to the committee on October 27, 2011. Mr. Nash was also a member of the audit committee from September 2005 through May 2010.  The Audit Committee held four meetings during 2013, and Mr. Nash attended four (4) of the committee meetings. The board of directors determined that Mr. Nash is deemed independent within the definition of “independence” set forth in Section 803A of the NYSE Amex LLC Company Guide.

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

Compensation Committee

The Compensation Committee consists of one member, Charles T. Nash. Mr. Nash was appointed chairman of the committee on April 21, 2009, and has been a member since September 2005.  The Compensation Committee did not hold committee meetings during 2013.

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

Nominating Committee

The Nominating Committee consists of one member, Charles T. Nash.  Mr. Nash was elected chairman of the committee on April 29, 2012, and has been a member since September 2005.  The Nominating Committee did not hold committee meetings during 2013. The board has adopted a written charter for the Nominating Committee.

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

AUDIT COMMITTEE EXPERT

The Company has not designated a member of the Audit Committee as an “audit committee financial expert” since such member(s) of the audit committee does not fulfill one or more of the requirements to be designated as such.  The nominating Committee of the Board is investigating potential new members to the Board with specific background and experience as an audit committee financial expert.

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

Our executive compensation program during 2013 consisted of three principal elements: base salary, stock options, and severance and change in control benefits.  We also provided to two employees a car allowance.  Our ability to provide any cash incentive compensation, plan or non-plan has been constrained by our limited cash resources. Accordingly, our executive compensation arrangements have been relatively straight forward.

Moreover, due to our limited available cash, during 2006, a significant portion of the four named executive officers base salaries were and continue to be unpaid.  During 2007, three of our named executives had a small portion of their base salaries unpaid and the amount continued to be unpaid during 2013. Additionally, during 2009 through 2012, significant portions of our three named executive officers base salaries were unpaid.  As of December 31, 2013, the Company has an aggregate unpaid salary of its current three named executives of approximately $4,190,657. We continue to accrue the salaries for our Principal Executive Officers and named executive officers, however, there is substantial uncertainty that we will be able to pay such amounts to our officers.

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

The base salary of each of our named executive officers is determined on the basis of such officer’s employment agreement with us.  Our Compensation Committee is to review annually each executive officer’s base salary during our performance review. Base salaries may be adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance, experience and the our cash position.  During 2013, we did not increase the base salary of any of Messrs. Trudnak, Donovan, or Hare, and the Committee has not made a determination for 2014.

Also, as discussed above, and due to our limited available cash, during 2006, a significant portion of four of our then named executive officers base salaries were and continue to be unpaid.  During 2007, three of our named executives had a small portion of their base salaries unpaid and the amount continued to be unpaid during 2012.  Additionally, during 2009 through 2012, significant portions of our named executive officers base salaries were unpaid.  As of December 31, 2012, the Company had an aggregate accrued but unpaid salary due to its named executives of approximately $4,190,657.

Annual Cash Incentive Bonus

Due to the limited cash available to us, we currently do not have a bonus plan and, during 2013, we did not make any annual cash incentive award to our employees, including our named executive officers.

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

Factors considered in granting stock options included: (i) the general policy during the past five, and in the foreseeable future, of not increasing base salaries of all employees, (ii) the performance of employees, (iii) the employees’ increasing responsibilities in a dynamic, and shrinking organization, and (iv) the accomplishments achieved by the Company during the prior year.  The 2003 Plan has been the principal method for our employees and executive officers to acquire equity interests in the Company. We believe that the annual aggregate value of these awards should be set near competitive median levels for comparable companies.  We may provide a greater portion of total compensation to our executives and employees through stock options given the general policy of not increasing base salaries in the foreseeable future. Our Compensation Committee administers the 2003 Plan based on the above factors, and the Committee approved the grant of stock options to all current employees, including its named executives, during 2007 through 2009 as an incentive for continued contributions in moving our product development efforts forward.  Stock options were not granted to employees, including its named executives, during 2012 and 2011, as the Company did not achieve the desired results during 2010 and 2011. Also, the Compensation Committee, based on management’s recommendation and discussions with the Committee, may grant stock options to new employees.  There were no stock options granted to new employees during fiscal 2013, since there were no new employees hired during this period.

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

The Board of Directors granted 16,353,000 stock options to all employees, including its named executives, under the 2003 Plan during fiscal 2013, and the fair value of the options is $507,620, of which $446,579 was recognized as stock-based compensation expense during the year ended December 31, 2013. The stock options were granted in consideration for the continued deferral of salaries during 2012 and 2013, as well as for the incentive for ongoing contributions in moving our product development efforts forward. The Company has reserved under the plan 27,966,647 net cumulative shares to be issued upon exercise of outstanding options, and 2,033,353 unissued options were cancelled upon termination of the 2003 Plan on August 29, 2013.  Therefore, there are no shares of common stock that remain available for future awards. Compensation expense for stock options granted is recognized over the requisite service period, which is typically the period over which the stock-based compensation awards vest.   The Compensation Committee did not grant stock options under the 2003 Plan to management or other employees from May 2009 through December 2012.

As of December 31, 2013, the Company has reserved under the 2003 Plan, 25,422,347 shares to be issued upon exercise of outstanding options.  Compensation expense for stock options granted is recognized over the requisite service period, which is typically the period over which the stock-based compensation awards vest. In anticipation of implementation of ASC 718-10, we accelerated the vesting of the outstanding options in December 2005, prior to adopting ASC 718-10.  We applied the guidance of ASC 718-10 in conjunction with the adoption of ASC 718-10.  This acceleration was for all employees, including the named executive officers.

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

During 2013, we issued 6,483,333 stock awards under the 2009 Stock Compensation Plan, of which 150,000 stock awards were issued as an inducement for the issuance of a short-term promissory note, 1,500,000 stock awards were issued to a consultant/director of the Company as additional compensation, 2,133,333 stock awards were issued to employees upon conversion of accrued and unpaid wages, and 3,000,000 stock awards were issued to two of the Company’s named executives as additional compensation.  As of December 31, 2013, there were 185,000 shares available for future awards under the 2009 Stock Compensation Plan.

Severance and Change in Control Benefits

Three of our named executive officers are covered by employment agreements which specify payments in the event the executive’s employment is terminated. The type and amount of payments vary by executive level and the nature of the termination. These termination benefits are payable if and only if the executive’s employment terminates as specified in the applicable employment agreement.  Also, two of our named executive officers, Mr. Donovan and Mr. Hare, have employment agreements that require us to make certain payments in the event of a change in control and upon the occurrence of certain other material events.

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

Perquisites and Other Compensation

During the each of the two fiscal years ended December 31, 2013, two of our named executive officers received reimbursement of up to $6,000 annually for automobile expenses as required under the terms of their employment agreements. See below “Employment, Severance and Change in Control Arrangements.”  Currently, we do not provide short or long term disability or life insurance coverage for employees, including our named executive officers, as a result of our current cash position.  We do provide health care benefits to all employees including our named executive officers, and such benefits are contributory.

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

Executive Officers Compensation:

Summary Compensation Table

The following Summary Compensation Table sets forth the compensation earned or awarded to our CEO, President and COO, CFO and other named executive officers during each of the two fiscal years ended December 31, 2013:

		Compensation
Name and principal position	Year	Salary	Bonus	Stock awards (1)	Options awards (1)	All other compensation (2)	Total
Michael W. Trudnak (3)	2013	$ 275,000	$ -	$ -	$ 138,400	$ 6,000	$ 419,400
Chairman, CEO	2012	275,000	-	-	-	6,000	281,000

William J. Donovan (4)	2013	265,000	-	45,000	137,400	6,000	453,400
President, COO	2012	265,000	-	-	-	6,000	271,000

Gregory E. Hare (5)	2013	200,000	-	45,000	45,000	-	290,000
Chief Financial Officer	2012	200,000	-	-	-	-	200,000

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
(3) For Mr. Trudnak, includes accrued and unpaid salary of $283,220 in 2013, and $282,139 in 2012, for a cumulative deferral as of December 31, 2013 of $1,766,616.
(4) For Mr. Donovan, includes accrued and unpaid salary of $273,081 in 2013, and $272,038 in 2012, for a cumulative deferral as of December 31, 2013 $1,352,549.
(5) For Mr. Hare, includes accrued and unpaid salary of $201,538 in 2012, and $200,769 in 2012, for a cumulative deferral as of December 31, 2013 of $1,071,492.

Grants of Plan-Based Awards Table

The following table sets forth information regarding stock option awards to our named executive officers under our 2003 Stock Incentive Plan during the fiscal year ended December 31, 2013:

Name	Grant Date	Estimated future payouts under non-equity incentive plan awards	Estimated future payouts under equity incentive plan awards (#)	All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Share)	Grant date fair value of stock and option awards
Michael W. Trudnak	1/17/13	$ -	-	-	4,000,000	$ 0.03	$ 120,000
	8/1/13				460,000	0.04	18,400

William J. Donovan	1/17/13	-	-	-	3,500,000	0.03	105,000
	8/1/13				810,000	0.04	32,400

Gregory E. Hare	1/17/13	-	-	-	1,500,000	0.03	45,000
							-

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for each named executive officer regarding the number of shares subject to exercisable and unexercisable stock options as of December 31, 2013.

Name	Option awards (1)						Stock awards
	Number of securities underlying unexercised options (#)		Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price (1)		Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested
	Exercisable	Unexercisable
Michael W. Trudnak
	450,000	-	-	$ 0.30	(2)	2/18/2014	-	-	-	$ -
	10,000	-	-	0.30	(2)	2/18/2014	-	-	-	-
	125,000	-	-	0.30	(2)	1/14/2017	-	-	-	-
	707,530	-	-	0.30	(2)	10/8/2017	-	-	-	-
	334,900	-	-	0.30	(2)	1/8/2018	-	-	-	-
	357,900	-	-	0.30		4/21/2019	-	-	-	-
	-	4,000,000	-	0.03	(3)	1/17/2023	-	-	-	-
	-	460,000	-	0.04	(3)	8/1/2023	-	-	-	-

William J. Donovan
	600,000	-	-	0.30	(2)	2/18/2014	-	-	-	-
	10,000	-	-	0.30	(2)	2/18/2014	-	-	-	-
	200,000	-	-	0.30	(2)	11/21/2015	-	-	-	-
	125,000	-	-	0.30	(2)	1/14/2017	-	-	-	-
	353,372	-	-	0.30	(2)	10/8/2017	-	-	-	-
	322,600	-	-	0.30	(2)	1/8/2018	-	-	-	-
	344,800	-	-	0.30		4/21/2019	-	-	-	-
	-	3,500,000	-	0.03	(3)	1/17/2023	-	-	-	-
	-	810,000	-	0.04	(3)	8/1/2023	-	-	-	-

Gregory E. Hare
	200,000	-	-	0.30	(2)	1/16/2016	-	-	-	-
	125,000	-	-	0.30	(2)	1/14/2017	-	-	-	-
	312,840	-	-	0.30	(2)	10/8/2017	-	-	-	-
	243,500	-	-	0.30	(2)	1/08/2018	-	-	-	-
	260,200	-	-	0.30		4/21/2019	-	-	-	-
		1,500,000	-	0.03	(3)	1/17/2023	-	-	-	-

(1) Two year vesting periods with 50% vested after year one, and 50% after year two. Unless otherwise noted.

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

(3) Six month vesting period.

Option Exercises and Stock Vested Table

The following table sets forth information for each named executive officer regarding the number of shares acquired upon the exercise of stock options and stock awards granted during the year ended December 31, 2013, and the aggregate dollar value realized upon the exercise of the stock option and stock awards. We have not issued stock appreciation rights (SAR’s) or restricted stock awards (RSA’s) under our 2009 Stock Compensation Plan.

Name	Option awards		Stock awards (2)
	Number of shares acquired on exercise	Value realized on exercise (1)	Number of shares acquired on vesting	Value realized on vesting (3)
Michael W. Trudnak	-	$ -	-	$ -
William J. Donovan	-	-	1,500,000	45,000
Gregory E. Hare	-	-	1,500,000	45,000

(1) Represents the difference between the market price on date of exercise and the exercise price.
(2) Includes stock awards, restricted stock, restricted stock rights and similar instruments.
(3) Represents the market price on date of grant.

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

Employment, Severance and Change in Control Arrangements

The employment agreements for each named executive officer are multiple years in duration and automatically renew unless terminated by either party in accordance with its terms. Each of the named executive officers employment agreement provides for an annual base salary and a discretionary annual incentive cash bonus and/or equity awards.  In subsequent years, the amount of annual incentive cash and/or equity award bonus is subject to determination by our board of directors without limitation on the amount of the award. Each of the agreements provides for a severance payment over a prescribed term in the event the named executive is terminated without cause, including for Mr. Donovan and Mr. Hare, if their duties are materially changed in connection with a change in control. Each agreement also provides that no severance payment is due in the event of termination for cause, which includes termination for willful misconduct, conviction of a felony, dishonesty or fraud. Each agreement further contains an agreement by the named executive officer not to compete with us for a defined term equal in length to the applicable severance payment in the respective employment agreement, which we feel is reasonable and consistent with industry guidelines.

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

Cash Severance and Change in Control Payments

The following table summarizes the potential payments and benefits payable to each of our named executive officer upon termination of employment or change in our control assuming our named executive officers were terminated on December 31, 2013:

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

Acceleration o f Vesting of Option Awards

If our named executive officers were terminated on December 31, 2013, the applicable officer is entitled to automatically and immediately vest in his or her outstanding stock options, as described in the table below:

Name/Circumstances	Description of Equity Awards
Michael W. Trudnak (Change of Control)	All outstanding options that are exercisable or unexercisable.
William J. Donovan (Change of Control, Death, or Disability)	All outstanding options that are exercisable or unexercisable.
Gregory E. Hare (Change of Control, Death, or Disability)	All outstanding options that are exercisable or unexercisable.

Directors Compensation:

Compensation Discussion and Analysis

On December 6, 2007, based upon the recommendation of the Compensation Committee, the Board adopted an “Amended Policy Regarding Compensation of Independent Directors,” pursuant to which we will furnish the following compensation to our independent directors effective July 1, 2009.  The Board did not grant compensation to the independent directors during 2013, as outlined below.  Although, the Company generally furnishes compensation to our independent directors in accordance with the following policy:

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

Director Compensation Table

The following table sets forth compensation to our independent directors for the fiscal year ended December 31, 2013. Currently, our independent directors as a group only receive stock option awards as compensation for their services on the Board and do not receive any cash compensation other than reimbursement of expenses for such activities.

Name	Fiscal Year (1)	Fees Earned or Paid in Cash	Stock Awards Value	Option Awards Value (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Charles T. Nash	2013	$ -	$ -	$ 240	$ -	$ -	$ -	$ 240

(1) The Company did not grant options as permitted in the "Policy Regarding Compensation of Independent Directors" outlined above.  The Options are generally issued in the same year as the Board activities, which is permitted by the current "Policy Regarding Compensation of Independent Directors".  Such issuances would reflect the grant date fair value estimated using option-pricing models calculated in accordance with ASC 718-10. See Note 2 "Significant Accounting Policies" to the Consolidated Financial Statements for a discussion of the relevant assumptions used in calculating the grant date fair value pursuant to ASC 718-10.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for each of our independent directors regarding the number of shares subject to exercisable and unexercisable stock options as of December 31, 2013.

Name	Option awards (1)						Stock awards
	Number of securities underlying unexercised options (#)		Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price (1)		Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested
	Exercisable	Unexercisable
Charles T. Nash
	6,000	-	-	0.30	(2)	6/18/2014	-	-	-	-
	12,500	-	-	0.30	(2)	9/21/2015	-	-	-	-
	12,500	-	-	0.30	(2)	1/11/2017	-	-	-	-
	22,500	-	-	0.30	(2)	1/14/2017	-	-	-	-
	60,000	-	-	0.30	(2)	1/14/2018	-	-	-	-
	35,000	-	-	0.30		4/21/2019	-	-	-	-
	150,000	-	-	0.22		7/6/2019	-	-	-	-
	185,000	-	-	0.15		2/1/2020	-	-	-	-
	3,425	-	-	0.30		5/24/20	-	-	-	-
	-	6,000	-	0.04	(3)	8/1/2023	-	-	-	-

(1) One year vesting period, unless otherwise noted.

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

(3) Nine month vesting period.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of April 7, 2014, the beneficial ownership of our common stock by (i) any person we know who is the beneficial owner of more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.  As of April 7, 2014 there were 102,927,612 shares of our common stock issued and outstanding.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (1)		% of Common Stock Beneficial Qwnership
Michael W. Trudnak	14,277,938	(2)	0.1%
William J. Donovan	9,465,972	(3)	0.1%
Gregory E. Hare	5,320,744	(4)	0.1%
Sean W. Kennedy (resigned from the board and as consultant on February 15, 2014)	5,054,274	(5)	0.0%
Charles T. Nash	499,925	(6)	*
All executive officers and directors as a group (5 individuals)	34,618,853	(7)	0.3%

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

(2)	Mr. Trudnak – includes 5,985,330 shares underlying options and 1,166,804 warrants to purchase shares of common stock which are exercisable.
(3)

Mr. Donovan - includes shares underlying options of 5,655,772 and 1,600,000 warrants to purchase shares of common stock which are exercisable.  Includes 700,000 shares of common stock owned by Mr. Donovan’s wife with respect to which Mr. Donovan claims beneficial ownership

(4)

Mr. Hare – includes shares underlying options of 2,641,540 and 900,136 warrants to purchase shares of common stock which are exercisable.  Excludes 356,568 shares of common stock owned by Mr. Hare’s wife, which Mr. Hare disclaims beneficial ownership.

(5)

Mr. Kennedy – includes shares underlying options of 2,149,400 and 588,412 warrants to purchase shares of common stock which are exercisable.  Includes 210,550 shares of common stock owned by Mr. Kennedy’s wife with respect to which Mr. Kennedy claims beneficial ownership.

(6)	Mr. Nash - includes 486,925 shares underlying options to purchase shares of common stock which are exercisable.
(7)

All executive officers and directors as a group (5 individuals) - includes shares underlying options to purchase an aggregate of 5,985,330, 5,655,772, 2,641,540, 2,149,400, and 486,925 shares of common stock which are currently exercisable that have been granted to Messrs. Trudnak, Donovan, Hare, Kennedy, and Nash, respectively.  Also includes shares underlying warrants to purchase an aggregate of 1,666,804, 1,600,000, 900,136, 588,412, and 0 shares of common stock which are currently exercisable that have been issued to Messrs. Trudnak, Donovan, Hare, Kennedy, and Nash respectively.

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

Loans from Our Chief Executive Officer

On October 18, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, our Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned the Company $100,000. The Company issued a non-negotiable promissory note, dated effective October 18, 2006, to Mr. Trudnak in the principal amount of $100,000. The note is unsecured, non-negotiable and non-interest bearing. The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default. The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum. The note is not assignable by Mr. Trudnak without our prior consent. The Company may prepay the note in whole or in part upon ten days notice. On November 10, 2006, Mr. Trudnak extended the due date of the note to May 31, 2007.  Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008, and $5,000 on September 14, 2011, for cumulative outstanding loans of $129,000.  The maturity date of the outstanding loans was extended to May 31, 2009, then to May 31, 2010 and June 30, 2011, and subsequently to December 31, 2011 and then to June 30, 2012.  On June 30, 2012, the outstanding loans were extended to December 30, 2012, and then to June 30, 2013, and subsequently to December 31, 2013.  On December 31, 2013, the outstanding loans were extended to June 30, 2014. The Company repaid an aggregate of $6,900 of the notes during 2010, an aggregate $33,100 during 2011, an aggregate of $8,500 during 2013, resulting in an outstanding balance at December 31, 2013 of $80,500. The terms of the above transaction were reviewed and approved by the Company’s audit committee and by the independent members of our Board of Directors.

Consulting Agreement with BND Software, Principal Owner Sean Kennedy, a Director of the Company

On July 15, 2008, Applied Visual Sciences, Inc. entered into a consulting agreement with BND Software, Inc. (“BND”), a corporation that is owned and controlled by Mr. Sean W. Kennedy, a director of the Company. BND agreed to provide certain consulting services to the Applied Visual including managing the research, development and information systems activities of the Company. The agreement is for a term of one year commencing on May 27, 2008, and on May 31, 2009. The agreement provided for an extension of a twelve (12) month period upon mutual agreement by both parties. The agreement may be terminated upon 60 days prior written notice by one party to the other party. The agreement provided for an annual compensation of $216,000. The Company did not renew the agreement with BND, although Mr. Kennedy continued to provide management services for the research, development and information systems activities. We paid or agreed to pay BND an aggregate of $141,661 during 2013, and $168,663 during 2012.  As of December 31, 2013, the Company has accrued and unpaid fees payable to BND Software of $804,250.  On February 15, 2014, Mr. Kennedy resigned as a director and consultant to the Company.

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

The Audit Committee of the Board of Directors of the Company has appointed the firm of KBL, LLP, to serve as independent auditors of the Company for the fiscal year ending December 31, 2013.  KBL, LLP was first appointed on February 23, 2009 for the fiscal year ending December 31, 2008 audit.

For the fiscal years ended December 31, 2013, and 2012, the Company paid (or will pay) the following fees for services rendered during the year or for the audit in respect of those years:

Fee Type	2013	2012
Audit Fees (1)	$ 35,000	$ 41,000
Audit Related Fees (2)	-	-
Tax Fees (3)	2,500	2,500
All Other Fees (4)	-	-
Total	$ 37,500	$ 43,500

(1) Represents fees for professional services rendered in connection with the audit of the annual financial statements, and review of the quarterly financial statements for each fiscal year.  Fees for fiscal 2013 and 2012 are for such services provided by KBL, LLP.

(2) Represents fees for professional services that principally include due diligence in connection with acquisitions or dispositions, accounting consultantations, and assistance with internal control documentation and information systems audits. The assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements, such as SEC filings. No such services for Fiscal 2013 and 2012 were approved nor rendered.

(3) Represents fees for tax compliance services. Fees for fiscal 2013 and 2012 represent amounts for service provided by KBL, LLP.

(4) Represents fees for professional services other than those described above.  No other such services for fiscal 2013 and 2012 were approved nor rendered pursuant to the de minimis exception provided in Rule 2-01 (7) (i)(C) of Regulation S-X.

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

1.

Financial Statements

•

Report of Independent Registered Public Accounting Firm,

•

Consolidated Balance Sheets as of December 31, 2013 and 2012,

•

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2013 and 2012, and development stage period April 1, 2012 through December 31, 2013,

•

Consolidated Statement of Changes in Stockholders’ (Deficit) and Accumulated Comprehensive Income for the years ended December 31, 2013 and 2012,

•

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012, and development stage period April 1, 2012 through December 31, 2013,

•

Notes to Consolidated Financial Statements.

2. Financial Statement Schedules:

Exhibits:

The following exhibits are filed as part of this Annual Report on Form 10-K:

Incorporated by Reference From
Exhibit No.	Exhibit Description	Form	Filing Date	Filed Herewith

2.1	Amended and Restated Agreement and Plan of Reorganization dated effective June 12, 2003, by and among the Company, RJL Marketing Services, Inc., and the shareholders of RJL Marketing Services, Inc.	8-K	06/27/2003
3.1	Certificate of Incorporation	10-KSB	04/15/2004
3.2	Articles of Amendment to Certificate of Incorporation	10-KSB	04/15/2004
3.3	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock.	10-QSB	08/15/2003
3.4	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock.	10-QSB	08/15/2003
3.5	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, dated September 24, 2003.	10-QSB	11/14/2003
3.6	Certificate of Amendment to Certificate of Designation of Preferences and Rights of Series B Convertible Preferred Stock, dated October 27, 2003.	10-QSB	11/14/2003
3.7	Certificate of Amendment to Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock, dated November 24, 2004
3.8	By-Laws	10-KSB	04/15/2004
4.1	Form of Common Stock Certificate, on file at company
10.1	Employment Agreement, dated August 18, 2003, between the Registrant and William J. Donovan.	10-QSB	11/14/2003
10.2	Asset Purchase Agreement, dated October 23, 2003, between the Registrant, Difference Engines Corporation and Certain Stockholders.	10-QSB	11/14/2003
10.3	Amended And Restated 2003 Stock Incentive Plan.	10-KSB	04/15/2004
10.4	Amended Employment Agreement, dated December 10, 2004, between the Registrant and Michael W. Trudnak.	8-K	12/20/2004
10.5	Form of Incentive Stock Option Award Agreement.	10-Q	08/12/2005
10.6	Form of Non-Qualified Stock Option Award Agreement.	10-Q	08/12/2005
10.7	Form of Systems Implementation Agreement.	10-Q	11/14/2005
10.8	Employment Agreement, dated December 21, 2005, between the Registrant and Mr. Gregory E. Hare	8-K	01/31/2006
10.9	Loan Agreement, dated April 21, 2006, by and between the Registrant and Mr. Michael W. Trudnak.	8-K/A	5/25/06
10.10	Securities Purchase Agreement, dated November 3, 2006, by and among Registrant and Certain purchasers.	8-K	11/8/06
10.11	Form of Series A 10% Senior Convertible Debenture, due November 8, 2008.	8-K	11/8/06
10.12	Form of Registration Rights Agreement by and among Registrant and Certain Purchasers.	8-K	11/8/06
10.13	Form of Series D Common Stock Purchase Warrant Issued to Certain Purchasers.	8-K	11/8/06
10.14	Placement Agent Agreement, dated July 14, 2006, by and between Registrant and Midtown Partners & Co., LLC.	8-K	11/8/06
10.15	Form of Placement Agent’s Warrant issued to Midtown Partners & Co., LLC and its designees	8-K	11/8/06
10.16	Distribution Agreement, dated August 20, 2006, by and between Registrant and MTS Delft.	10-Q	11/14/06
10.17	Distribution Agreement, dated August 20, 2006, by and between Registrant and Calyx (UK) Limited.	10-Q	11/14/06

10.18	Securities Purchase Agreement, dated August 6, 2007, by and among Registrant and Certain purchasers.	8-K	8/7/07
10.19	Form of Series F and G Common Stock Purchase Warrant Issued to Certain Purchasers.	8-K	8/7/07
10.20	Form of Non-Qualified Stock Option Award Agreement Issued to Certain Executive Officers Related to Continued Deferral of Salary	10-Q	11/13/07
10.21	2009 Stock Compensation Plan, amended and effective on July 24, 2009	8-K	8/4/09
10.22	Form of Non-Qualified Stock Option Award Agreement, 2009 Stock Compensation Plan	8-K	6/22/09
10.23	Form of Restricted Stock Award Agreement, 2009 Stock Compensation Plan	8-K	6/22/09
10.24	Amended Policy Independent Director Compensation, effective July 1, 2009	8-K	6/25/09
10.25	Form of Independent Director Non-Qualified Stock Option Award Agreement	8-K	6/25/09
10.26	2009 Stock Compensation Plan, amended and effective on July 24, 2009	8-K	8/4/09
10.27	Certificate of Ownership and Merger, and Name Change	8-K	7/15/10
10.28	Amendment and Waiver Agreement, dated October 15, 2010, by and between Registrant and Certain Purchasers	8-K	10/20/10
10.29	Securities Purchase Agreement, dated February 23, 2011, by and among Registrant and Seaside 88, L.P.	8-K	3/2/11
10.30	Amendment Agreement, dated December 31, 2013, by and between Registrant and Mr. Michael W. Trudnak.			X
14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers	10-KSB	4/15/04
21	List of Subsidiaries.			X
23.1	Consent of KBL, LLP			X
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (President)			X
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)			X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (President)			X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)			X
101.INS	XBRL Instance Document			X
101.SCH	XBRL Taxonomy Extension Schema Document			X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document			X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED VISUAL SCIENCES, INC.
By: /s/ William J. Donovan William J. Donovan President & Chief Operating Officer (Principal Executive Officer)
By: /s/ Gregory E. Hare Gregory E. Hare Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Michael W. Trudnak	Chairman of the Board, Chief Executive Officer and Secretary, Director	April 14, 2014
/s/ William J. Donovan William J. Donovan	President and Chief Operating Officer, Director	April 14, 2014
/s/ Gregory E. Hare Gregory E. Hare	Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)	April 14, 2014
/s/ Sean W. Kennedy Sean W. Kennedy	Director	April 14, 2014
/s/ Charles T. Nash Charles T. Nash	Director	April 14, 2014

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

TOGETHER WITH THE REPORT OF THE INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Applied Visual Sciences, Inc.

(a Development Stage Company)

Leesburg, Virginia

We have audited the accompanying consolidated balance sheets of Applied Visual Sciences, Inc. (the “Company”) (a Development Stage Company) as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2013 and 2012 as well as the period April 1, 2012 through December 31, 2013 (development stage). These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Visual Sciences, Inc. as of December 31, 2013 and 2012, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2013 and 2012 as well as the period April 1, 2012 through December 31, 2013 (development stage) in conformity with U.S. generally accepted accounting principles.

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

April 14, 2014

CONSOLIDATED BALANCE SHEETS

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31
	2013	2012

ASSETS
Current Assets
Cash	$ 1,108	$ 3,445
Prepaid expenses	1,115	1,115
Total current assets	2,223	4,560

Fixed Assets, net	55,018	116,135

Other Assets
Other noncurrent assets	-	11,122
Intangible assets, net	315,855	331,163
Total assets	$ 373,096	$ 462,980

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable	$ 1,689,147	$ 1,570,639
Accrued wages and related	8,099,945	7,177,753
Other accrued liabilities	144,579	72,804
Notes payable and advances, related parties	80,500	89,000
Notes payable, net of discount	718,930	559,704
Convertible debentures	2,025,846	2,025,846
Derivative liabilities	540,226	202,585
Total current liabilities	13,299,173	11,698,331

Stockholders' (Deficit)
Convertible preferred stock, $0.20 par value; authorized 1,000,000 shares
Shares issued and outstanding at December 31, 2013 - none
Shares issued and outstanding at December 31, 2012 - none	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares
Shares issued and outstanding at December 31 2013 - 102,531,612
Shares issued and outstanding at December 31, 2012 - 95,318,279	102,532	95,318
Additional paid-in capital	82,856,886	82,117,522
Accumulated comprehensive income	63,354	63,354
Deficit accumulated during operating stage	(92,323,180)	(92,323,180)
Deficit accumulated during development stage	(3,625,669)	(1,188,365)
Total stockholders' (deficit)	(12,926,077)	(11,235,351)
Total liabilities and stockholders' (deficit)	$ 373,096	$ 462,980

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

			Cumulative From
			April, 1, 2012
			(inception of
	Year Ended December 31		development stage)
	2013	2012	To December 31, 2013

Net revenues	$ -	$ -	$ -

Cost of sales	-	-	-

Gross profit	-	-	-

Selling, general and administrative expense	2,025,175	1,752,254	3,256,277

Operating loss	(2,025,175)	(1,752,254)	(3,256,277)

Other income (expense)
Gain (loss) on disposal of fixed asset	8,338	(12,287)	(3,949)
Interest expense	(71,775)	(64,382)	(121,187)
Debt discount amortization	(10,826)	(40,006)	(40,996)
Financing costs	(225)	(2,700)	(675)
Reevaluation of derivative liabilities	(337,641)	67,528	(202,585)
Other (expense)	(412,129)	(51,847)	(369,392)

Net loss before income taxes	(2,437,304)	(1,804,101)	(3,625,669)
Provision for income taxes	-	-	-

Net loss	$ (2,437,304)	$ (1,804,101)	$ (3,625,669)

Net loss per common share
Basic	$ (0.02)	$ (0.02)

Weighted average common shares outstanding
Basic	101,107,202	92,486,673

Comprehensive income
Comprehensive income - beginning of period	$ 63,354	$ 63,354	$ 63,354
Cumulative translation adjustments	-	-	-

Comprehensive income - end of period	$ 63,354	$ 63,354	$ 63,354

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) AND ACCUMULATED COMPREHENSIVE INCOME

APPLIED VISUAL SCIENSES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) AND ACCUMULATED COMPREHENSIVE INCOME

						Accumulated (Deficit)			Total Accumulated Comprehensive Loss
				Deferred Stock Compensation	Comprehensive Income	During Operating Stage	During Development Stage	Total Stockholders' (Deficit)
	Common Stock		Additional
	Shares	Amount	Paid-In Capital
Balance, December 31, 2011	88,506,305	$ 88,506	$ 81,730,610	$ (833)	$ 63,354	$ (91,707,444)	$ -	$ (9,825,807)	$ (91,644,090)
Proceeds from sale of common stock for cash, net	100,000	100	24,900	-	-	-	-	25,000	-
Common stock issued to short-term note holders	150,000	150	5,550	-	-	-	-	5,700	-
Conversion of accounts payable to common stock	400,000	400	99,600	-	-	-	-	100,000	-
Conversion of accrued wages to common stock	1,767,925	1,768	68,650	-	-	-	-	70,418	-
Amortization of consultants deferred stock based compensation	-	-	-	833	-	-	-	833	-
Net loss	-	-	-	-	-	(615,736)	-	(615,736)	(615,736)
Total comprehensive loss	-	-	-	-	-	-	-	-	(615,736)
Balance, March 31, 2012	90,924,230	$ 90,924	$ 81,929,310	$ -	$ 63,354	$ (92,323,180)	$ -	$ (10,239,592)	$ (92,259,826)
Development Stage Company (date of inception April 1, 2012)
Exchange commission for common stock	10,800	11	2,689	-	-	-	-	2,700	-
Common stock and/or warrants issued for consulting services	246,749	247	10,044	-	-	-	-	10,291	-
Common stock issued to short-term note holders	135,000	135	5,880	-	-	-	-	6,015	-
Common stock issued to employees or consultant	1,850,000	1,850	72,150	-	-	-	-	74,000	-
Conversion of accrued wages to common stock	2,151,500	2,151	97,449	-	-	-	-	99,600	-
Net loss	-	-	-	-	-	-	(1,188,365)	(1,188,365)	(1,188,365)
Total comprehensive loss	-	-	-	-	-	-	-	-	(1,188,365)
Balance, December 31, 2012	95,318,279	$ 95,318	$ 82,117,522	$ -	$ 63,354	$ (92,323,180)	$ (1,188,365)	$ (11,235,351)	$ (93,448,191)
Common stock issued to short-term note holders	450,000	450	30,650	-	-	-	-	31,100	-
Conversion of accounts payable to common stock	280,000	280	10,370	-	-	-	-	10,650	-
Conversion of accrued wages to common stock	1,833,333	1,834	68,167	-	-	-	-	70,001	-
Exercise of stock options under cashless provision	150,000	150	11,850	-	-	-	-	12,000	-
Amortization of employees deferred stock based compensation	4,500,000	4,500	161,118	(15,000)	-	-	-	150,618	-
Remeasurement of stock issued to employees pursuant to vesting	-	-	41,249	15,000	-	-	-	56,249	-
Amortization of employee stock options	-	-	415,960	-	-	-	-	415,960	-
Net loss	-	-	-	-	-	-	(2,437,304)	(2,437,304)	(2,437,304)
Total comprehensive loss	-	-	-	-	-	-	-	-	(2,437,304)
Balance, December 31, 2013	102,531,612	$ 102,532	$ 82,856,886	$ -	$ 63,354	$ (92,323,180)	$ (3,625,669)	$ (12,926,077)	$ (95,885,495)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative From
			April, 1, 2012
			(inception of
	Year Ended December 31		development stage)
	2013	2012	To December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,437,304)	$ (1,804,101)	$ (3,625,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,139	91,763	122,221
Amortization of debt discounts	10,826	40,006	40,996
Stock-based compensation expense	640,329	85,125	724,621
Revaluation of derivative instrument income	337,641	(67,528)	202,585
Noncash broker compensation expense	-	2,700	2,700
(Gain) / loss on disposal of fixed assets	(8,338)	12,287	3,949
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	1,495	1,495
Decrease in other noncurrent assets	11,122	-	11,122
Increase in accounts payable	123,658	314,235	344,016
Increase in accrued wages and related	992,191	1,036,416	1,750,846
Increase in other accrued liabilities	71,775	64,382	121,187
Net cash flows used in operating activities	(202,961)	(223,220)	(299,931)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of fixed assets and intangible assets, net of additions	29,624	35,175	65,274
Net cash provided by investing activities	29,624	35,175	65,274

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	-	25,000	-
Proceeds from short-term notes payable, net	179,500	160,000	239,500
Reduction of short-term notes payable, net of additional notes, related party	(8,500)	-	(8,500)
Net cash flows provided by financing activities	171,000	185,000	231,000

Net (decrease) in cash	(2,337)	(3,045)	(3,657)
Cash at beginning of the period	3,445	6,490	4,765
Cash at end of the period	$ 1,108	$ 3,445	$ 1,108

Supplemental disclosure of cash flow information:
Cash items paid during the period:
Interest expense	$ -	$ -	$ -
Income taxes	-	-	-
Noncash items during the period:
Conversion of accounts payable to common stock	5,150	100,000	5,150
Conversion of accrued wages to common stock	70,000	170,417	169,600
Exercise of stock options under cashless provision	12,000	-	12,000

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

Financial Condition, Going Concern Considerations and Events of Default

The Company, previously an operating stage company, became a development stage company on April 1, 2012, the date of inception as a development stage company for financial reporting. A development stage company, as defined by ASC-915-10 “Accounting and Reporting by Development Stage Enterprise”, is an entity that devotes substantially all of its efforts to establish a business and either of the following conditions exists: 1) the principal operations have not commenced, or 2) the principal operations have commenced, but there has been no significant revenue therefrom.  During 2013, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Our independent registered public accounting firm’s report on the consolidated financial statements included herein, and in our Annual Report on Form 10-K for the year ended December 31, 2012, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

As of December 31, 2013, the Company has outstanding trade and accrued payables of $1,689,147, other accrued liabilities of $144,579, and accrued salaries and related expenses due to our employees and management of $8,099,945. Also, the Company has an outstanding noninterest-bearing loan from its Chief Executive Officer of $80,500, and $739,500 short-term notes from eleven (11) investors, which has debt discount outstanding of $20,570.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  The Company is in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  When an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense. We re-measured the mandatory default amount as of December 31, 2012 and December 31, 2013 at approximately $337,641, respectively. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so.  The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

During 2013, the Company issued nine promissory notes to eight accredited investors in the aggregate principal amount of $179,500 ($179,275, net of commissions and expenses in the amount of $225), of which five notes for an aggregate of $48,500 originally matured during 2013 and were amended to mature on June 30, 2014, $14,000 matures on April 25, 2014, $100,000 matures on September 21, 2014, and $17,000 matures on October 25, 2014.  The terms of the notes are essentially the same as the 2011 and 2012 short-term promissory notes, except that $40,000 of the notes accrue interest at a rate of 12% per annum, one note for $8,500 was noninterest bearing during 2013 and accrues interest at a rate of 10% effective January 1, 2014, one note for $14,000 accrues interest at a rate of 10% per annum, one note for $8,500 accrues interest at a rate of 5.9%, with two notes for $108,500 being noninterest bearing.  Consideration for one $8,500 noninterest bearing note during 2013 received a modification to 540,000 warrants to include a cashless provision, one note of $8,500 received an extension of 4,632,725 warrants to December 31, 2018, and one for $100,000 received a 2% royalty payment of future TBDx™ net revenue in South Africa up to $300,000.  The Company issued to six of the note holders an aggregate of 450,000 shares of common stock, and the relative fair value of the common stock of $31,100 will be amortized over the term of the notes.

As of December 31, 2013, the Company had a cash balance of $1,108. Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities. Currently, we are spending or incurring (and accruing) expenses of approximately $190,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees. Management believes that we will require an aggregate of approximately $2,280,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.  This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

The Company has relied and continues to rely substantially upon equity and debt financing to fund its ongoing operations, including the research and development conducted in connection with its products and conversion of accounts payable for stock. The proceeds from our financings have been and continue to be insufficient to fund our operations, pay our trade payables, and repay our unconverted debentures or accrued and unpaid wages to our employees.  Therefore, the debentures holders, our employees, or trade creditors may seek to enforce payment of amounts due to them, and our results of operations and financial condition could be materially and adversely affected and we may be unable to continue our operations.  Also, in the event we continue to be unable to pay our employees, we may suffer further employee attrition.  There can be no assurances that we will be successful in our efforts to raise any additional financing, any bank borrowing, and research or grant funding.  Moreover, in view of the current market price of and limited trading volume in our stock, we may have limited or no access to the capital markets.  Furthermore, under the terms of our agreements with the debenture holders, we are subject to restrictions on our ability to engage in any transactions in our securities in which the conversion, exercise or exchange rate or other price of such securities is below the current conversion price or is based upon the trading price of our securities after initial issuance or otherwise subject to re-set.  In view of the foregoing, we may be required to curtail operations significantly, or obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

During 2013, our total stockholders’ deficit increased by $1,690,726 to $12,926,077, and our consolidated net loss for the period was $2,437,304. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

NOTE 2.    Significant Accounting Policies

Development Stage Company – The Company, previously an operating stage company, became a development stage company on April 1, 2012, the date of inception as a development stage company for financial reporting.  A development stage company, as defined by ASC-915-10 “Accounting and Reporting by Development Stage Enterprise”, is an entity that devotes substantially all of its efforts to establish a business and either of the following conditions exists: 1) the principal operations have not commenced, or 2) the principal operations have commenced, but there has been no significant revenue therefrom.

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

Fair Value of Financial Instruments – The carrying value of cash, accounts receivable, accounts payable, and derivative liability features and detachable warrants approximates fair value based on the liquidity of these financial instruments and their short-term nature.

Convertible Instruments – The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the derivative liability feature. Under guidelines of ASC 815-40, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” public companies that are required, or that could be required, to deliver shares of common stock as part of a physical settlement or a net-share settlement, under a freestanding financial instrument, are required to initially measure the contract at fair value (or allocate on a fair value basis if issued as part of a debt financing), and report the value in permanent equity. However, in certain circumstances (e.g. the company could not ascertain whether sufficient authorized shares exist to settle the contract), permanent equity classification should be reassessed. The classification of the contract as permanent equity should be reassessed at each balance sheet date and, if necessary, reclassified as a liability on the date of the event causing the reclassification. If a reclassification occurs from permanent equity to a liability, the fair value of the financial instrument should be removed from permanent equity as an adjustment to stockholders’ deficit. Any portion of the contract that could be net-share settled as of the balance sheet date would remain classified in permanent equity. Subsequent to the initial reclassification event, changes in fair value of the instrument are charged to expense until the conditions giving rise to the reclassification are resolved.  When a company has more than one contract subject to reclassification, it must determine a method of reclassification that is systematic, rational, and consistently applied. The Company adopted a reclassification policy that reclassifies contracts with the latest inception date first. To the extent that changes in fair value of  equity instruments relates to financings since November 8, 2006 (the date of first closing under the debenture financing with reset provisions that made the number of potentially issuable shares indeterminable), the increase or decrease in the fair value of the warrants is charged or credited to interest expense. To the extent the equity instruments relate to other transactions (e.g. consulting expense), the increases or decreases are charged or credited based on the nature of the transaction. The number of additional shares potentially issuable under the November 8, 2006, outstanding convertible debentures and related outstanding warrants and other subsequent warrants issued was determinable as of the debentures’ final milestone reset date on May 20, 2008, and, therefore, the outstanding fair value of the warrants issued to the debenture holders, other subsequent warrants issued through May 20, 2008, and the warrants’ related beneficial conversion feature were reclassified as stockholders’ deficit in accordance with currently effective generally accepted accounting principles.

Cash – Cash is stated at cost, which approximates fair value, and consists of interest and noninterest bearing accounts at a bank.  Balances may periodically exceed federal insurance limits.  The Company does not consider this to be a significant risk.  The Company considers all highly liquid debt instruments with initial maturities of 90 days or less to be cash equivalents. There were no cash equivalents as of December 31, 2013 and 2012, respectively.

Accounts Receivable – Accounts receivable are customer obligations due under normal trade terms and is stated net of the allowance for doubtful accounts.  The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible.  The Company did not record accounts receivable or an allowance for doubtful accounts as of December 31, 2013 and 2012, respectively.

Customer Concentration Risks – The Company did not have revenue during fiscal 2013 or 2012.  Although, the Company may be subject to a material customer concentration risk if a customers comprises a large percentage of our revenue, which may occur as the Company produces revenue.

Straight Line Lease – For consolidated financial statement purposes, rent expense is recorded on a straight-line basis over the term of the lease term. The difference between the rent expense incurred and the amount paid is recorded as deferred rent and is being amortized over the term of the lease.

Fixed Assets – Property and equipment are carried at cost less accumulated depreciation and amortization.  For financial statement purposes, depreciation and amortization is provided on the straight-line method over the estimated useful live of the asset ranging from 3 to 10 years.

	December 31
Asset (Useful Life)	2013	2012
Software (3 years)	$ 84,224	$ 84,224
Computer equipment (3 - 5 years)	329,861	329,861
Furniture and fixtures (7 - 10 years)	231,033	323,639
Equipment (7 - 10 years)	80,727	80,727
Fixed assets, gross	725,845	818,451
Less accumulated depreciation	670,827	702,316
Fixed assets, net	$ 55,018	$ 116,135

Depreciation for property and equipment was $40,521, $58,852, and $82,920 in the years ended December 31, 2013, 2012, and the period of April 1, 2012 through December 31, 2013 (the development stage), respectively, and is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

During 2013, 2012, and the period of April 1, 2012 through December 31, 2013 (the development stage), the Company received proceeds in the amount of $28,934, $35,650, and $64,584, respectively, for the sale of furniture.  The book value of the assets sold in 2013 was $37,267 (gross cost of $109,277 and accumulated depreciation of $72,010), and the book value in 2012 was $47,937 (gross cost of $164,600 and accumulated depreciation of $116,663), resulting in a gain on the sale of fixed assets in 2013 of $8,338, and a loss on the sale of fixed assets in 2012 of $12,287, and a net loss for the period of April 1, 2012 through December 31, 2013 (the development stage) of $3,949.

Intangible Assets – Intangible assets consist of acquired software and patents. Under ASC 350, “Goodwill and Other Intangible Assets,” such assets acquired including software technology is considered to have a finite life.  Management has estimated the useful life to be 5 years and amortized such costs on a straight-line basis over this period. In addition, ASC 985-20, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” requires the Company to consider whether or not the software technology is impaired using a net realizable value analysis based on projected discounted cash flows. The Company prepared this analysis as of December 31, 2013 and 2012, and concluded that the intangible assets are not impaired.  Patent acquisition costs pertaining to the Company’s 3i technology that covers its PinPoint™ and Signature Mapping™ intellectual property (technology not acquired through acquisition), have been capitalized and are being amortized over the 20-year legal life of the patents. The Company has been granted by the United States Patent & Trademark Office (“USPTO”) six patents related to its 3i technology. The Company evaluates the periods of amortization continually to determine whether later events or circumstances require revised estimates of useful lives. The Company’s intangible acquired software technology was fully amortized as of December 31, 2009. Therefore, there was no amortization costs associated with acquired software during the fiscal year 2013 and 2012, respectively. Amortization expense for patent acquisition costs was $14,618, $32,911, and $39,301 in fiscal year 2013, 2012, and the period of April 1, 2012 through December 31, 2013 (the development stage), respectively, and is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income. The Company anticipates incurring additional patent acquisition costs during Fiscal Year 2014.

Excess of Purchase Price over Net Assets Acquired (Goodwill) – The Company follows the provisions of ASC 805-10, “Business Combinations” and ASC 350-10, “Goodwill and Other Intangible Assets.” These statements establish financial accounting and reporting standards for acquired goodwill.  Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. Effective January 1, 2002, with the adoption of ASC 350-10, goodwill must be evaluated for impairment and is no longer amortized. Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired. To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets. There was no goodwill on the consolidated balance sheet of the Company during Fiscal 2013 and 2012, as a net realizable value analysis was made for goodwill in prior years during the Company’s operating stage and such asset was fully impaired during those prior years.

Impairment of Excess Purchase Price over Net Assets Acquired – The Company follows the provisions of ASC 350-10 “Goodwill and Other Intangible Assets” for the impairment of goodwill. The Company determines impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill. Impairment is tested annually or whenever indicators of impairment arise.  There was no goodwill on the consolidated balance sheet of the Company during Fiscal 2013 and 2012, as a net realizable value analysis was made for goodwill in prior years and such asset was considered fully impaired during those prior years.

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

Foreign Currency Translation – The accounts of the Company’s foreign subsidiary are maintained using the local currency as the functional currency.  For the subsidiary, assets and liabilities are translated into U.S. dollars at the period end exchange rates, and income and expense accounts are translated at average monthly exchange rates.  Net gains or losses from foreign currency translation are excluded from operating results and are accumulated as a separate component of stockholders’ deficit.

Comprehensive Income – The Company adopted ASC 220-10, “Reporting Comprehensive Income,” (“ASC 220-10”). ASC 220-10 requires the reporting of comprehensive income in addition to net income from operations. The comprehensive loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  Comprehensive loss is comprised of net loss and foreign currency translation adjustments.

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

Research and Development – The Company accounts for its software and solutions research and development costs in accordance with ASC 985-20, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.”  During the years ended December 31, 2013 and 2012, and the period of April 1, 2012 through December 31, 2013 (the development stage), the Company expensed $80,094, $82,300, and $144,382, respectively for such costs.  No amounts were capitalized in these years.

Loss per Common Share - Basic net loss per share is calculated using the weighted-average number of shares of common stock outstanding, including restricted shares of common stock.  The effect of common stock equivalents is not considered as it would be anti-dilutive.

Use of Estimates – The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements.  Changes in these estimates and assumptions may have a material impact on the consolidated financial statements.  Certain estimates and assumptions are particularly sensitive to change in the near term, and include estimates of net realizable value for long-lived and intangible assets, the valuation allowance for deferred tax assets and the assumptions used for measuring stock-based payments and derivative liabilities.

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

Tax positions that meet the more-likely-than-not recognition threshold, at the effective date of ASC 740-10, may be recognized or, continued to be recognized, upon adoption of ASC 740-10.  The cumulative effect of applying the provision of ASC 740-10 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  ASC 740-10 applies to fiscal years beginning after December 15, 2006 with earlier adoption permitted.  The Company has determined that as of December 31, 2013 and 2012, no additional accrual for income taxes is necessary.

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

The Company has two groups of products and services - Security (PinPoint™) and Healthcare (Signature Mapping™ Medical Computer Aided Detection (“Medical CAD”)).  The Company has determined that as a result of no revenue generated for the two years ending December 31, 2013, we operate under one business unit in The America’s, and have pursued one product line, Healthcare’s Tuberculosis Detection (“TBDx™”) software in Africa.

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are not transferable.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes Merton option pricing model (Black-Scholes model) with the following weighted-average assumptions used for the years ended December 31, 2013 and 2012:

Black-Scholes Model Assumptions	2013	2012
Risk-free interest rate (1)	0.66%	0.99%
Expected volatility (2)	189.1%	163.6%
Dividend yield (3)	0.0%	0.0%
Expected life (4)	4.5 years	5.4 years

(1)	The risk-free interest rate is based on US Treasury debt securities with maturities similar to the expected term of the option.
(2)	Expected volatility is based on historical volatility of the Company*s stock factoring in daily share price observations.
(3)

No cash dividends have been declared on the Company*s common stock since the Company*s inception, and the Company currently does not anticipate paying cash dividends over the expected term of the option.

(4)

The expected term of stock option awards granted is derived from historical exercise experience under the Company*s stock option plan and represents the period of time that stock option awards granted are expected to be outstanding.  The expected term assumption incorporates the contractual term of an option grant, which is usually ten years, as well as the vesting period of an award, which is generally pro rata vesting over two years for employees and one year for board of directors.  Although, the Compensation Committee may chose a different vesting period based on the circumstances.

Recently Adopted Accounting Standards

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

Recently Issued Accounting Standards

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

NOTE 3.    Accrued Liabilities

Accrued liabilities consist of the following:

	December 31
Classification	2013	2012
Accrued wages and related
Accrued employer taxes	$ 583,710	$ 534,277
Accrued vacation	16,252	14,230
Accrued salaries	7,499,983	6,629,246
Total accrued wages and related	$ 8,099,945	$ 7,177,753

Other Accrued Liabilities
Accrued interest	$ 144,579	$ 72,804
Total other accrued liabilities	$ 144,579	$ 72,804

NOTE 4.    Financing Arrangements

2013 Short-Term Promissory Notes

During 2013, the Company issued nine promissory notes to eight accredited investors in the aggregate principal amount of $179,500 ($179,275, net of commissions and expenses in the amount of $225), of which five notes for an aggregate of $48,500 originally matured during 2013 and were amended to mature on June 30, 2014, $14,000 matures on April 25, 2014, $100,000 matures on September 21, 2014, and $17,000 matures on October 25, 2014.  The terms of the notes are essentially the same as the 2011 and 2012 short-term promissory notes, except that $40,000 of the notes accrue interest at a rate of 12% per annum, one note for $8,500 was noninterest bearing during 2013 and accrues interest at a rate of 10% effective January 1, 2014, one note for $14,000 accrues interest at a rate of 10% per annum, one note for $8,500 accrues interest at a rate of 5.9%, with two notes for $108,500 being noninterest bearing.  Consideration for one $8,500 noninterest bearing note during 2013 received a modification to 540,000 warrants to include a cashless provision, one note of $8,500 received an extension of 4,632,725 warrants to December 31, 2018, and one for $100,000 received a 2% royalty payment of future TBDx™ net revenue in South Africa up to $300,000.  The Company issued to six of the note holders an aggregate of 450,000 shares of common stock, and the relative fair value of the common stock of $31,100 will be amortized over the term of the notes.

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

2006 through 2013 Short-Term Promissory Notes, Related Party

On October 18, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, our Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned the Company $100,000. The Company issued a non-negotiable promissory note, dated effective October 18, 2006, to Mr. Trudnak in the principal amount of $100,000. The note is unsecured, non-negotiable and non-interest bearing. The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default. The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum. The note is not assignable by Mr. Trudnak without our prior consent. The Company may prepay the note in whole or in part upon ten days notice. On November 10, 2006, Mr. Trudnak extended the due date of the note to May 31, 2007.  Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008, and $5,000 on September 14, 2011, for cumulative outstanding loans of $129,000.  The maturity date of the outstanding loans was extended to May 31, 2009, then to May 31,

2010 and June 30, 2011, and subsequently to December 31, 2011 and then to June 30, 2012.  On June 30, 2012, the outstanding loans were extended to December 30, 2012, and then to June 30, 2013, and subsequently to December 31, 2013.  On December 31, 2013, the outstanding loans were extended to June 30, 2014. The Company repaid an aggregate of $6,900 of the notes during 2010, an aggregate $33,100 during 2011, an aggregate of $8,500 during 2013, resulting in an outstanding balance at December 31, 2013 of $80,500. The terms of the above transaction were reviewed and approved by the Company’s audit committee and by the independent members of our Board of Directors.

2006 and 2007 Series A Debentures (as Amended on October 15, 2010)

Under a securities purchase agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock.  On November 8, 2006, the Company issued to the institutional investors an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants.  On April 12, 2007, the Company issued an additional $2,575,000 in principal amount of the Series A Debentures, which followed the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants. Proceeds of the two offerings were used for the purpose of new personnel, research and development, registration expenses, for general working capital purposes, and repaying $200,000 in loans made to us by Mr. Michael W. Trudnak, our Chairman and CEO. The Company allocated proceeds from each closing to the derivative liability features of the Series A Debentures and Series D Warrants that were recognizable as a liability under generally accepted accounting principles.  We also issued at the first closing an aggregate of 623,520 common stock purchase warrants to the placement agent as compensation in the offering, which were upon terms substantially similar to the Series D Warrants. One-half of the Series D Warrants (2,226,854 warrants) and the placement agent warrants (311,760 warrants) became exercisable on November 8, 2006. The remaining one-half of the Series D Warrants (2,226,855 warrants) and the placement agent warrants (311,760 warrants) became exercisable on April 12, 2007. The Series D Warrants and the placement agent’s warrants may be exercised via a cashless exercise if certain conditions are met. Due to the potential of the milestone-related adjustments, the initial exercise price of $1.15634 may be reset and the maximum number of shares to be issued under the debentures was at that time indeterminable, and the Company considered the guidance of ASC 815-40, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, whereby public companies that are or could be required to deliver shares of common stock as part of a physical settlement or a net-share settlement, under a freestanding financial instrument, are required to initially measure the contract at fair value, and concluded that the potential of the milestone-related adjustments at that time may cause insufficient shares to share settle the contracts.  On April 1, 2007, due to the various milestone-related provisions, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants were reset to a price of $0.7453 per share, then to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008. The Series A Debentures and Series D Warrants also have a fully ratchet anti-dilution provision, whereby any subsequent equity transaction entitling a person to acquire shares of common stock at an effective price per share that is lower then the then conversion price, then the conversion price of the Debentures and Warrants shall be reduced to equal the lower subsequent equity transaction price.  Subsequently, as a result of a June 2009 financing in which the Company elected to issue shares of common stock and warrants at $0.25 per share, the conversion price of our debentures and the exercise price of the Series D Warrants was adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the Series D Warrants (including the warrants the Company issued to the placement agent in the financing) were increased by an aggregate of 2,677,417 Series D warrants.  On July 10, 2007, a debenture holder exercised 864,798 Series D Warrants for 864,798 shares of common stock, and 914,798 warrants were exercised during 2010 under the cashless provision for 420,166 shares of common stock. Of the remaining Series D Warrants and Placement Agent Warrants, 3,062,527 warrants expired on November 11, 2011, and 3,012,523 warrants expired on April 12, 2012.

As of December 31, 2013, an aggregate of $3,461,795 in principal amount of the Series A Debentures have been converted into 8,730,037 shares of common stock, an aggregate of $663,043 in interest amount have been converted into 2,675,576 shares of common stock, and an aggregate of 1,779,596 Series D Warrants have been exercised resulting in the issuance of 1,284,964 shares of common stock. Accordingly, as of December 31, 2013, an aggregate of $1,688,205 of principal amount of the debentures remain unconverted.

Our outstanding Series A 10% Convertible Debentures originally became due on November 7, 2008. On October 15, 2010, we entered into an agreement with our two remaining Series A Debenture holders to amend and effect a restructuring of the debentures that originally became due on November 7, 2008.  Under the amendment agreement, the Company and two debenture holders agreed: (i) to an extension of the maturity date of the debentures to June 30, 2011, (ii) that the $1,688,205 of outstanding principal amount will not bear interest from July 1, 2010 through the new maturity date, (iii) that, in exchange for the payment in cash of amounts of accrued but unpaid regular interest of approximately $638,163, and waived all additional interest and late fees, liquidated damages and certain other amounts due under the debentures (“Interest and Default Amounts”) the Company issued an aggregate of 2,552,653 shares of common stock, (iv) that all claims with regard to the payment of the Interest and Default Amounts and all prior events of default under the Debentures and breaches of any covenant, agreement, term or condition (“Defaults”) under our debentures and debenture transaction documents would be waived and the Company was released from any claims with respect to the Additional Interest and Late Fees of approximately $773,314, and Default Amounts of approximately $2,541,739, and prior Defaults Events, (v) to terminate the registration rights agreements between the Company and each debenture holder, and (vi) that the Company may force a conversion of the debentures if our common stock equals or exceeds certain price and volume conditions. There were no conversions of our debentures during 2012 or 2013.

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

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures.  When an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of December 31, 2012 and December 31, 2013 at approximately $337,641, respectively. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

Prior to the Debenture amendment agreement and absent a default, the Debentures bore interest at the rate of 10% per annum.  The Debenture agreement, as amended on October 15, 2010, continues to permit the payment of interest due under the Debentures in cash or registered shares of our common stock. If we elected to pay the interest due in shares of our common stock, the number of shares to be issued in payment of interest is determined on the basis of 85% of the lesser of the daily volume weighted average price of our common stock as reported by Bloomberg LP (“VWAP”) for the five trading days ending on the date that is immediately prior to (a) date the interest is due or (b) the date such shares are issued and delivered to the holder. We could pay interest in shares of our common stock only if the equity conditions, described below, have been met during the 20 consecutive trading days prior to the date the interest is due and through the date the shares are issued. The payment of interest in shares of our stock, the redemption of the Debentures and the occurrence of certain other events, was subject to a requirement that certain equity conditions (“equity conditions”) were met, as follows: (i) we have honored all conversions and redemptions of a Debenture by the holder, (ii) we have paid all liquidated damages and other amounts due to the holder, (iii) the registration statement covering the resale of the shares underlying the Debentures and Series D Warrants is effective permitting a holder to utilize the registration statement to resell its shares, (iv) our stock is traded on the OTC Markets, OTCQB or other securities exchange and all of the shares upon conversion or exercise of the Debentures and Series D Warrants are listed for trading, (v) we have sufficient authorized but unreserved shares of our common stock to cover the issuance of the shares upon conversion or exercise of the Debentures and Series D Warrants, (vi) there is no event of default under the Debentures, (vii) the issuance of the shares would not violate a holder’s 4.99% or 9.99% ownership restriction cap, (viii) we have not made a public announcement of a pending merger, sale of all of our assets or similar transaction or a transaction in which a greater than 50% change in control of the Company may occur and the transaction has not been consummated, (ix) the holder is not in possession of material public information regarding us, and (x) the daily trading volume of our shares for 20 consecutive trading days prior to the applicable date exceeds 100,000 shares. Under the terms of the Debenture Amendment Agreement, (A) the equity condition in (iii) above was amended to provide that such condition is met if, in the alternative, the shares issuable upon conversion of the Debentures may then be resold pursuant to Rule 144 without restriction or limitation and the Company has delivered to a holder an opinion of the Company’s counsel that such resale may legally be made and provided the holder has furnished a representation letter reasonable acceptable to the Company’s counsel that the holder is not an “affiliate” for purposes of Rule 144; (B) the equity condition in (vi) above was amended to except an event of default that has previously been waived; and (C) the equity condition in (x) above was amended to except circumstances where another volume condition is applicable.

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

An event of default may occur under the Debentures if (a) the Company defaults in the payment of principal or, liquidated damages , (b) the Company fails to materially observe or perform a covenant or agreement in the Debentures, (c) a default or event of default occurs under any other transaction document related to the financing or in any other material agreement to which the Company is a party that results in a material adverse effect on the Company, (d) any representation or warranty the Company made to investors in the transaction documents related to the financing is materially untrue or incorrect, (e) a bankruptcy event occurs with regard to the Company, (f) the Company defaults on any other loan, mortgage, or credit arrangement that involves an amount greater than $150,000 and results in the obligation becoming declared due prior to the due date, (g) the Company’s common stock is not eligible for quotation on the OTC Markets or other exchange on which the Company’s shares are traded, (h) a transaction occurs in which the control of the Company changes, the Company effects a merger or consolidation, the Company sells substantially all of the assets, a tender offer is made for the Company’s shares, the Company reclassify their shares or a compulsory share exchange, or the Company agrees to sell more than 33% of the assets, unless the Company receives the consent of holders of 67% of then outstanding principal of the Company’s Debentures, (i) the Company fails to deliver certificates for shares to be issued on conversion within seven trading days, (j) the Company has a judgment against it for more than $150,000. We have agreed to compensate a holder of a Debenture in the event our transfer agent fails to deliver shares upon conversion of the Debentures within three trading days of the date of conversion, and the holder’s broker is required to purchase shares of our common stock in satisfaction of a sale by a holder.

The conversion price of the Debentures or the number of shares to be issued upon conversion or exercise of the Debentures are subject to adjustment in the event of a stock dividend, stock split, subdivision or combination of our shares of common stock, reclassification, sales of our securities below their then conversion or exercise price (“subsequent equity sales anti-dilution adjustment provisions”), a subsequent rights offering, or a reclassification of our shares. Also, if we effect a merger or consolidation with another company, we sell all or substantially all of our assets, a tender offer or exchange offer is made for our shares, or we effect a reclassification of our shares or a compulsory share exchange, a holder that subsequently converts its Debenture will be entitled to receive the same kind and amount of securities, cash or property as if the shares it is entitled to receive on the conversion had been issued and outstanding on the date immediately prior to the date any such transaction occurred.  Except as discussed above, no such events have occurred through the date of this report.

We were not required to make an adjustment to the conversion or exercise price or the number of shares to be issued upon conversion or exercise of the Debentures pursuant to the subsequent equity sales anti-dilution adjustment provisions related to an “exempt issuance,” which is defined as: (A) any stock or options that are issued under our stock option plans or are approved by a majority of non-employee directors and issued (i) to employees, officers or directors or (ii) to consultants, but only if the amount issued to consultants does not exceed 400,000 shares in a 12 month period, (B) securities issued under the Debentures, (C) shares of common stock issued upon conversion or exercise of, or in exchange for, securities outstanding on the date we entered into the securities purchase agreement, or (D) the issuance of securities in an acquisition or strategic transaction approved by our disinterested directors. Under the Debenture Amendment Agreement, commencing October 15, 2010, Debenture holders agreed that an “exempt issuance” shall also include the issuance of stock or common stock equivalents authorized and approved in advance by the Company’s disinterested directors at a price per share or at a conversion or exercise price per share equal to or greater than $0.25.

In connection with our Series A Debenture financing, we entered into a registration rights agreement with purchaser of our debentures pursuant to which we agreed we would use our best efforts to file a registration statement under the Securities Act within 45 days of the first closing to permit the public resale by debenture holders of the shares that may be issued upon conversion of the

Debentures and upon exercise of the Series D Warrants, including the shares of our common stock underlying the Debentures to be issued at the second closing. Pursuant to the amendments we entered into with the current debenture holders on October 15, 2010, the debenture holders agreed to terminate their registration rights agreements with us. Accordingly, we are not required to register or maintain the registration of the shares underlying the Series A Debentures, however, the Company was obligated under the terms of the Registration Rights Agreement that the Company entered into with each purchaser that has fully converted its Debenture.

We also granted to each purchaser of the Debentures the right to participate in any offering by us of common stock or common stock equivalents until the later of (i) 12 months after the effective date of the registration statement and (ii) the date a purchaser holds less than 20% of the principal amount of the Debenture the purchaser originally agreed to purchase, except for an exempt issuance or an underwritten public offering of our common stock.  Purchasers may participate in such an offering up to the lesser of 100% of the future offering or the aggregate amount subscribed for under the securities purchase agreement by all purchasers. Although such common stock offerings have occurred, the Debenture holders have notified the Company that they do not want to participate in any future financings.

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

The Company had interest expense of $71,775, $64,382, and $121,188 for the fiscal year ended December 31, 2013, 2012, and the period of April 1, 2012 through December 31, 2013 (the development stage), respectively. Debt discount amortization costs of $10,826, $40,006, and $40,996 for the fiscal year ended December 31, 2013, 2012, and the period of April 1, 2012 through December 31, 2013 (the development stage), respectively.

NOTE 5.    Fair Value Measurement

The Company records its financial assets and liabilities at fair value, which is defined as the price that would be received  to sell the asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date. The fair value measurement of these liabilities is consistent with ASC 820, "Fair Value Measurements", whereby the Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.    The three levels of inputs that may be used to measure fair value are as follows:

Level 1:

Inputs based on quoted market prices for identical assets or liabilities in active markets at the measurement date.

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets
Cash	$ 1,108	$ -	$ -	$ 1,108

Liabilities
Convertible debentures	$ -	$ -	$ 2,025,846	$ 2,025,846
Derivative liabilities	-	-	540,226	540,226
Notes payable, net of discount	-	-	718,930	718,930
Notes payable and advances, related parties	80,500	-	-	80,500
Total	$ 80,500	$ -	$ 3,285,002	$ 3,365,502

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets
Cash	$ 3,445	$ -	$ -	$ 3,445

Liabilities
Convertible debentures	$ -	$ -	$ 2,025,846	$ 2,025,846
Derivative liabilities	-	-	202,585	202,585
Notes payable, net of discount	-	-	559,704	559,704
Notes payable and advances, related parties	89,000	-	-	89,000
Total	$ 89,000	$ -	$ 2,788,135	$ 2,877,135

The estimated fair values of the Company’s derivative liabilities are as follows:

	Convertible Debentures (1)	Embedded Conversion Feature of Debentures (2)	Notes Payable (3)	Total

Liabilities Measured at Fair Value
Beginning balance as of December 31, 2011	$ 2,025,846	$ 270,113	$ 371,413	$ 2,667,372
Revaluation (gain)/loss in interest expense	-	(67,528)	-	(67,528)
Issuances, net of discount	-	-	148,285	148,285
Amortization of discount	-	-	40,006	40,006
Balance as of December 31, 2012	$ 2,025,846	$ 202,585	$ 559,704	$ 2,788,135
Revaluation (gain)/loss in interest expense	-	337,641	-	337,641
Issuances, net of discount	-	-	148,400	148,400
Amortization of discount	-	-	10,826	10,826
Ending balance as of December 31, 2013	$ 2,025,846	$ 540,226	$ 718,930	$ 3,285,002

Total (gain)/loss from revaluation of derivatives and event of default included in earnings for the period and reported as an adjustment to interest is as follows:

For fiscal 2012	$ -	$ (67,528)	$ 40,006	$ (27,522)
For fiscal 2013	-	337,641	10,826	348,467
April 1, 2012 through December 31, 2013 (the development stage)	-	202,585	40,996	243,581

(1) The balance as of December 31, 2013 and 2012, includes $1,688,205 for the outstanding convertible debentures issued November 8, 2006 and April 12, 2007, and an additional amount of $337,641 for the event of default provision under the debentures October 15, 2010 amendment agreement.

(2) Represents the conversion feature of outstanding convertible debentures issued November 8, 2006 and April 12, 2007.  The fair value of the conversion feature since May 20, 2009, the final milestone reset date of the debentures, was determined using market quotation.

(3) The balance represents the outstanding short-term notes payable issued since October 2011, less remaining notes discount for the fair value of common stock when issued in conjunction with the notes.  The note discount is being amortized over the original term of the notes.  The outstanding notes payable at December 31, 2012 and December 31, 2013 is $560,000 and $739,500, respectively, and the outstanding notes discount at December 31, 2012 and December 31, 2013 is $3,869 and $20,570, respectively.

NOTE 6.    Stockholders’ (Deficit)

Unless otherwise indicated, fair value is determined by reference to the closing price of the Company’s common stock on the measurement date. Prior to January 1, 2006, stock options included in stockholders’ (deficit) reflect only those granted at an exercise price that was less than fair value (the intrinsic value). Subsequently, stock options for employees are recognized and disclosed pursuant to ASC 718-10, “Stock-based Payment.” Generally, the measurement date for employee stock compensation is the grant date. However, in the case of non-employees, the initial measurement date is the date of binding commitment to perform services for the Company.  This initial-measurement cost is first reflected as deferred compensation in stockholders’ (deficit) and then amortized to compensation expense on a straight-line basis over the period over which the services are performed.  For non-employee grants, the total cost is re-measured at the end of each reporting period based on the fair value on that date, and the amortization is adjusted in accordance with ASC 718-10 and ASC 505-50, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services” and, accordingly, recognizes as expense the estimated fair value of such options as calculated using the Black-Scholes model.

Preferred Stock – The Company has the authority to issue 1,000,000 shares of $0.20 par value preferred stock, of which 6,000 shares have been designated as Series A Convertible Preferred Stock, 6,000 shares as Series B Convertible Preferred Stock, and 1,000 shares as Class C Convertible Preferred Stock The Board of Directors is authorized to issue shares of preferred stock from time to time in one or more series and, subject to the limitations contained in the certificate of incorporation and any limitations prescribed by law, to establish and designate a series and to fix the number of shares and the relative conversion rights, voting rights and terms of redemption (including sinking fund provisions) and liquidation preferences.  The Company has not had any preferred shares outstanding for any of the two years in the period ended December 31, 2012. New issuances of shares of preferred stock with voting rights can affect the voting rights of the holders of outstanding shares of preferred stock and common stock by increasing the number of outstanding shares having voting rights and by the creation of class or series voting rights.  Furthermore, additional issuances of shares of preferred stock with conversion rights can have the effect of increasing the number of shares of common stock outstanding up to the amount of common stock authorized by the articles of incorporation and can also, in some circumstances, have the effect of delaying or preventing a change in control of the Company and/or otherwise adversely affect the rights of holders of outstanding shares of preferred stock and common stock.  To the extent permitted by the certificate of incorporation, a series of preferred stock may have preferences over the common stock (and other series of preferred stock) with respect to dividends and liquidation rights.

Common Stock – The Company has the authority to issue up to 200,000,000 shares of $0.001 par value common stock.  The Board of Directors has the authority to issue such common shares in series and determine the rights and preferences of such shares. As of March 24, 2014, there were approximately 102,927,612 shares of our common stock issued and outstanding and approximately 262 holders of record of the common stock. Each share of common stock entitles the holder thereof to one vote on each matter submitted to our stockholders for a vote. The holders of common stock: (a) have equal ratable rights to dividends from funds legally available therefore when, as and if declared by the board of directors; (b) are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs; (c) do not have preemptive, subscription or conversion rights, or redemption or applicable sinking fund provisions; and (d) as noted above, are entitled to one non-cumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders.  We anticipate that, for the foreseeable future, we will retain earnings, if any, to finance the operations of our businesses.  The payment of dividends in the future will depend upon, among other things, our capital requirements and our operating and financial conditions.

Stock Warrants – The Company has issued warrants as compensation to its placement agent and other consultants, as well as to incentivize investors in each of the Company’s private offering or debt financings.

Issuance of Common Stock and Related Common Stock Warrants Issued to Investors

The Company did not issue common stock or common stock warrants to investors during fiscal 2013.

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

Other Common Stock Issued Including Exercise of Warrants and Stock Options

During 2013, the Company issued nine promissory notes to eight accredited investors in the aggregate principal amount of $179,500 ($179,275, net of commissions and expenses in the amount of $225), of which five notes for an aggregate of $48,500 originally matured during 2013 and were amended to mature on June 30, 2014, $14,000 matures on April 25, 2014, $100,000 matures on September 21, 2014, and $17,000 matures on October 25, 2014.  The terms of the notes are essentially the same as the 2011 and 2012 short-term promissory notes, except that $40,000 of the notes accrue interest at a rate of 12% per annum, one note for $8,500 was noninterest bearing during 2013 and accrues interest at a rate of 10% effective January 1, 2014, one note for $14,000 accrues interest at a rate of 10% per annum, one note for $8,500 accrues interest at a rate of 5.9%, with two notes for $108,500 being noninterest bearing.  Consideration for one $8,500 noninterest bearing note during 2013 received a modification to 540,000 warrants to include a cashless provision, one note of $8,500 received an extension of 4,632,725 warrants to December 31, 2018, and one for $100,000 received a 2% royalty payment of future TBDx™ net revenue in South Africa up to $300,000.  The Company issued to six of the note holders an aggregate of 450,000 shares of common stock, and the relative fair value of the common stock of $31,100 will be amortized over the term of the notes.  Common stock was increased by $450 for the par value of the shares, $30,650 was applied to paid-in-capital, and $31,100 will be recorded to other expense for the amortization of the debt discount over the term of the notes.

During 2013, company employees converted accrued and unpaid wages for an aggregate of 1,833,333 shares of common stock.  The shares were issued under the 2009 Stock Compensation Plan. Common stock was increased by approximately $1,834 for the par value of the shares, paid-in capital was increased by $68,167, and accrued wages was reduced by the fair value of the stock of $70,001.

On November 22, 2013, the Company issued 150,000 shares of common stock to an employee who exercised 240,000 stock options under a cashless exercise provision.  The shares were issued under the 2003 Stock Incentive Plan.  Common stock was increased by $150 for the par value of the shares, and paid-in capital was increased by $11,850.  Stock compensation expense of $12,000 was also recorded for the fair value of the shares issued on the date exercised.  There were no stock options granted or exercised during fiscal 2012.

On January 17, 2013, the Company issued an aggregate of 4,500,000 shares of common stock to two of its named executives, and a consultant/director, which vest 50% three months from the date of issuance and 50% upon six months from date of issuance.  The shares were issued under the 2009 Stock Compensation Plan in consideration for the continued deferral of salaries during 2012 and 2013 to-date, as well as for the incentive for ongoing contributions in moving our product development efforts forward.  Our Compensation Committee, under the direction of the Board of Directors, administers the 2009 Plan based on the above factors, and the Board approved the grant of stock options to all current employees, including its named executives. Common stock was increased by $4,500 for the par value of the shares, paid-in capital was increased by $130,500, and $135,000 was recorded as deferred stock compensation.  During fiscal 2013, $176,250 was expensed as stock compensation, and $41,250 was recorded for the revaluation of such shares outstanding at each period end until fully vested.

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

Other Common Stock Warrants Issued, Expired or Forfeited

During fiscal 2013, an aggregate of 6,913,403 common stock purchase warrants expired, of which 160,000 warrants were issued to consultants, and 6,753,403 warrants were issued to investors (3,642,850 Class H, 750,000 Class I, 565,328 Class J, 513,575 Class K, 853,650 Class L, and 428,000 Class P). The fair value of the warrants on their date of issuance was $1,746,275.

During fiscal 2012, an aggregate of 5,076,670 common stock purchase warrants and related placement agent warrants expired, of which 47,564 were placement agent warrants, 3,012,523 Series D warrants related to the Series A convertible debentures, and 2,016,583 were issued to investors (864,798 Class E, 937,500 Class G, 214,285 Class J).  The fair value of the warrants on their date of issuance was $1,325,396.

The Company has issued warrants as compensation to its bridge note holders, placement agents and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.  The table below shows by category, the warrants issued and outstanding at December 31, 2013:

Common Stock Purchase Warrants	Number of Warrants Outstanding and Exercisable	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Note and debenture holders	10,000	December 2007	$ 0.70	December 2014
	18,293	February 2009	0.41	February 2014
	150,000	January 2010	0.25	January 2015
	78,750	September 2010	0.25	September 2015
	257,043

Private placement investors	214,285	March 2008	0.75	December 2014
	4,358,981	Jan to April 2009	0.41	Jan to April 2014
	800,000	June to July 2009	0.25	June to July 2014
	3,881,973	July to August 2009	0.25	December 2018
	2,099,007	Oct to Dec 2009	0.25	Oct to December 2014
	400,000	November 2009	0.25	December 2016
	200,000	March 2010	0.25	December 2016
	2,499,568	March to June 2010	0.25	March to June 2015
	750,752	May to Aug 2010	0.25	December 2018
	3,731,155	July to Sept 2010	0.25	July to September 2015
	5,301,345	Oct to Dec 2010	0.25	Oct to December 2015
	800,000	February 2011	0.25	February 2014
	600,000	February 2011	0.25	February 2016
	88,000	October 2011	0.25	October 2014
	300,000	March 2012	0.25	March 2015
	26,025,066

Placement agents	272,827	June 2009	0.45	June 2014
	108,000	July 2009	0.25	July 2014
	205,000	December 2009	0.28	December 2014
	72,000	February 2011	0.25	February 2016
	657,827

Consultants	200,000	December 2009	0.25	December 2014
	63,000	June to August 2009	0.25	June to August 2014
	14,000	August 2010	0.28	August 2015
	14,000	September 2010	0.25	September 2015
	291,000

Total Warrants Issued/Outstanding	27,230,936

As of December 31, 2013, approximately 9,475,781 of the above warrants may be exercised pursuant to the cashless exercise provisions of such warrants and, if so exercised, the shares may be subsequently resold under the provisions of Rule 144 under the Securities Act. Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.

Stock-Based Compensation

The Company has two active equity compensation plans which include the Amended and Restated 2003 Stock Incentive Plan and the 2009 Stock Compensation Plan (collectively, the “Plans”). A total of 50,000,000 shares were reserved for issuance under these Plans in the form of stock-based awards to employees, non-employee directors and outside consultants of the Company, of which 185,000 shares remain available for issuance thereunder as of December 31, 2013. The grant of awards under the Plans require approval by the Compensation Committee of the Board of Directors of the Company (or the Board of Directors, in the absence of such a committee) (the “Committee”), and the Committee is authorized under the Plans to take all actions that it determines to be necessary or appropriate in connection with the administration of the Plans.

The Company adopted the provisions of ASC 718-10, “Share-Based Payment” to account for its share-based payments. ASC 718-10 requires all share-based payments to employees, or to non-employee directors as compensation for service on the Board of Directors, to be recognized as compensation expense in the consolidated financial statements based on the estimated fair values of such options as calculated using the Black-Scholes model, and the related expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience within separate groups of employees. In accordance with ASC 718-10, the Company recognized total stock-based compensation expense for employees and non-employee members of the Board of Directors of $634,829, $74,000, and $708,829 for the year ended December 31, 2013, 2012, and the period of April 1, 2012 through December 31, 2013 (the development stage), respectively.

The Company accounts for stock options granted to non-employees in accordance with ASC 718-10 and ASC 505-50, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services.” ASC 505-50 establishes the measurement principles for transactions in which equity instruments are issued in exchange for the receipt of goods or services. The Company has relied upon the guidance provided under ASC 505-50 to determine the measurement date and the fair value re-measurement principles to be applied, and recognizes as an expense the estimated fair value of such options as calculated using the Black-Scholes model. The fair value is remeasured during the service period at each balance sheet date, and is amortized over the remaining service period to vesting for each option or the remaining term of the recipient’s contractual arrangement, whichever is shorter. The Company recognizes compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate. Total stock-based compensation expense for consultants of $5,500, $11,125, and $15,792 for the year ended December 31, 2013, 2012, and the period of April 1, 2012 through December 31, 2013 (the development stage), respectively.

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

Factors considered in granting stock options included: (i) the general policy during the past five, and in the foreseeable future, of not increasing base salaries of all employees, (ii) the performance of employees, (iii) the employees’ increasing responsibilities in a dynamic, and shrinking organization, and (iv) the accomplishments achieved by the Company during the prior year.  The 2003 Plan has been the principal method for our employees and executive officers to acquire equity interests in the Company. We believe that the annual aggregate value of these awards should be set near competitive median levels for comparable companies.  We may provide a greater portion of total compensation to our executives and employees through stock options given the general policy of not increasing base salaries in the foreseeable future. Our Compensation Committee administers the 2003 Plan based on the above factors, and the Committee approved the grant of stock options to all current employees, including its named executives, during 2007 through 2009 as an incentive for continued contributions in moving our product development efforts forward.  Stock options were not granted to employees, including its named executives, during 2012 and 2011, as the Company did not achieve the desired results during 2010 and 2011. Also, the Compensation Committee, based on management’s recommendation and discussions with the Committee, may grant stock options to new employees.  There were no stock options granted to new employees during fiscal 2013, since there were no new employees hired during this period.

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

The Board of Directors granted 16,353,000 stock options to all employees, including its named executives, under the 2003 Plan during fiscal 2013, and the fair value of the options is $507,620, of which $415,961 was recognized as stock-based compensation expense during the period.  The stock options were granted in consideration for the continued deferral of salaries during 2012 and 2013, as well as for the incentive for ongoing contributions in moving our product development efforts forward. The Company has reserved under the plan 27,695,700 shares to be issued upon exercise of outstanding options, and 2,033,353 unissued options were cancelled upon termination of the 2003 Plan on August 29, 2013.  Therefore, there are no shares of common stock that remain available for future awards. Compensation expense for stock options granted is recognized over the requisite service period, which is typically the period over which the stock-based compensation awards vest.

Stock Options Exercised under the 2003 Plan

On November 22, 2013, the Company issued 150,000 shares of common stock to an employee who exercised 240,000 stock options pursuit to a cashless exercise provision.  Common stock was increased by $150 for the par value of the shares, and paid-in capital was increased by $11,850.  Stock compensation expense of $12,000 was also recorded for the fair value of the shares issued on the date exercised.  There were no stock options granted or exercised during fiscal 2012.

Summary of stock option activity under the 2003 Plan issued to employees, non-employee members of the Board of Directors and consultants, for the two fiscal years ended December 31, 2013 is as follows:

Fiscal Year and Activity	Weighted- Average Exercise Price	Number of Options
Outstanding December 31, 2011	$ 0.32	14,788,489

Fiscal 2012 activity
Granted	-	-
Exercised	-	-
Cancelled ($0.30)	0.30	(5,279,142)
Outstanding December 31, 2012	0.32	9,509,347

Fiscal 2013 activity
Granted	-	16,353,000
Exercised	0.03	(240,000)
Cancelled ($0.30)	0.30	(200,000)
Outstanding December 31, 2013	$ 0.14	25,422,347

The following table summarizes additional information about the 2003 Plan stock options outstanding at December 31, 2013:

Issued and Outstanding				Exercisable
Type of Option and Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Yrs)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Price
Nonqualified Stock Options $0.30 (1) (5)	650,000	0.1	$ 0.30	650,000	$ 0.30
Nonqualified Stock Options $0.30 (2) (5)	44,000	1.1	0.30	44,000	0.30
Incentive Stock Options $0.15 - $4.05 (3) (5)	649,300	4.1	0.98	649,300	0.98
Incentive Stock Options $0.15 - $0.30 (4) (5)	24,079,047	7.5	0.12	22,616,047	0.12
Total	25,422,347	7.2	$ 0.14	23,959,347	$ 0.15

(1) Issued to employees below fair value and during the period of July 2003 to February 2004.
(2) Issued to directors below fair value and during the period of February 2004 to September 2005.
(3) Issued to consultants at fair value.
(4) Issued to directors and employees at fair value, or above fair value for those individuals with greater than 10% beneficial ownership.
(5) The exercise price reflects the repricing of stock options as approved by the Compensation Committee on April 24, 2010, and subsequent issuances at fair value on the date of grant.

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

The following is a summary of the number and type of awards granted to, or exercised or forfeited by, employees, non-employee members of the Board of Directors and consultants pursuant to the Company’s 2009 Stock Compensation Plan for the two fiscal years ended December 31, 2013 is as follows:

Shares Issued and Reserved for Future Issuance	Weighted-Average Grant or Exercise Price Per Share

Fiscal Year and Activity		Number of Shares
Shares reserved for future issuance at December 31, 2011		13,334,507

Fiscal 2012 activity:
Stock awards	$ 0.11	6,666,174
Restricted stock awards	-	-
Restricted stock rights	-	-
Non-qualified stock options	-	-
Issued during Fiscal 2012	0.11	6,666,174

Fiscal 2013 activity:
Stock awards	0.03	6,483,333
Restricted stock awards	-	-
Restricted stock rights	-	-
Non-qualified stock options	-	-
Issued during Fiscal 2013	0.03	6,483,333

Shares reserved for future issuance as of December 31, 2013		185,000

Common Shares Reserved – At December 31, 2013, the activity to date for shares of common stock reserved for future issuance were as follows:

2003 Amended and Restated Stock Incentive Plan:
Stock options outstanding	25,422,347
Stock options available for grant (plan expired August 29, 2013)	0

2009 Stock Compensation Plan:
Stock options or restricted stock rights outstanding	0
Shares available for grant	185,000

Warrants to purchase common stock (includes 9,475,781 warrants that contain a cashless exercise provision)	27,230,936

Stock Compensation Issued under the 2009 Plan

On January 17, 2013, the Company issued an aggregate of 4,500,000 shares of common stock to two of its named executives, and a consultant/director, which vest 50% three months from the date of issuance and 50% upon six months from date of issuance.  The shares were issued under the 2009 Stock Compensation Plan in consideration for the continued deferral of salaries during 2012 and 2013 to-date, as well as for the incentive for ongoing contributions in moving our product development efforts forward.  Our Compensation Committee, under the direction of the Board of Directors, administers the 2009 Plan based on the above factors, and the Board approved the grant of stock options to all current employees, including its named executives. Common stock was increased by $4,500 for the par value of the shares, paid-in capital was increased by $130,500, and $135,000 was recorded as deferred stock compensation.  During fiscal 2013, $176,250 was expensed as stock compensation, and $41,250 was recorded for the revaluation of such shares outstanding at each period end until fully vested.

During 2013, company employees converted accrued and unpaid wages for an aggregate of 1,833,333 shares of common stock.  The shares were issued under the 2009 Stock Compensation Plan. Common stock was increased by approximately $1,834 for the par value of the shares, paid-in capital was increased by $68,167, and accrued wages was reduced by the fair value of the stock of $70,001.

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

NOTE 7.    Goodwill and Intangible Assets

We follow the provisions of ASC 805-10, “Business Combinations” and ASC 350-10, “Goodwill and Other Intangible Assets.” These statements establish financial accounting and reporting standards for acquired goodwill.  Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements.  Effective January 1, 2002, with the adoption of ASC 350-10, goodwill must be evaluated for impairment and is no longer amortized.  Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired.  To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets.  We determine impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill.  Impairment is tested annually or whenever indicators of impairment arise.  There was no goodwill on the consolidated balance sheet of the Company during Fiscal 2013and 2012, as a net realizable value analysis was made for goodwill in prior years during the Company’s operating stage and such asset was fully impaired during those prior years.

The Company incurs costs for intangible assets related to our patents. Under ASC 350 goodwill and other intangible assets acquired including software technology is considered to have a finite life. Patent acquisition costs pertaining to PinPoint™ and Signature Mapping™ (products not acquired through acquisition) have been capitalized, and are being amortized on a straight-line basis over the expected 20-year legal life of the patents.  The Company evaluates the periods of amortization continually to determine whether later events or circumstances require revised estimates of useful lives. In addition, ASC 985-20, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” requires the Company to consider whether or not the software technology is impaired on a quarterly basis. We evaluate the carrying value of long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying value of an asset within the scope of ASC 360-10, “Accounting of the Impairment or Disposal of Long-Lived Assets” may not be recoverable. Our assessment for impairment of intangible assets involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, and considers year-end the date for its annual impairment testing.  The Company prepared this analysis as of the year ended December 31, 2013, and 2012, and concluded that the intangible assets are not impaired.  Therefore, there was no impairment expense during Fiscal 2013, 2012, or the period of April 1, 2012 through December 31, 2013 (the development stage).

	Year Ended December 31, 2013
	Beginning Period Cost	Additions	Reductions	Net Book Value
Intangibles with finite lives:
Patent acquisition costs	331,163	(690)	14,618	315,855
	$ 331,163	$ (690)	$ 14,618	$ 315,855

We anticipate incurring additional patent acquisition costs during the year ending December 31, 2014 (Fiscal 2014). Based on the net book value of patents acquisition costs at December 31, 2013, the Company estimates amortization expense for intangible assets to be $32,911 for each of the Fiscal years 2014 through 2018, and $151,300 thereafter. The Company abandoned $3,310 in patents during fiscal 2013.

NOTE 8.    Income Taxes

There is no benefit or provision for income taxes reflected in the accompanying financial statements.  Reconciliation between the provision for income taxes computed by applying the statutory Federal income tax rate and the provision for income taxes is as follows:

A reconciliation between the provision for income taxes computed by applying the statutory federal income tax rate and the provision for income taxes is as follows for the years ended December 31, 2013 and 2012:

YEAR ENDED DECEMBER 31	2013		2012
Federal benefit at statutory rate	$ (828,683)	-34.0%	$ (613,394)	-34.0%
Increase (decrease) due to:
State benefits, net of federal benefits	(97,492)	-4.0%	(72,164)	-4.0%
Stock based compensation	(19,391)	-0.8%	0	0.0%
Foreign income subject to foreign income tax	0	0.0%	0	0.0%
Other, net	821	0.0%	1,096	0.1%
Valuation allowance	944,745	38.8%	684,462	37.9%
Provision for income taxes	$ -	0.0%	$ -	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets as of December 31, 2013 and 2012 were as follows:

	2013		2012
Deferred tax assets:
Accrued salaries	$ 370,322		$ 377,774
Accrued leave	768		(2,436)
Accrued Payroll Taxes	19,081		19,408
Revaluation of Derivative Liability	128,304		(25,661)
Net operating loss carryforwards, not yet utilized	18,126,053		17,810,865
Total deferred tax assets	18,644,528		18,179,950
Valuation allowance for deferred tax assets	(18,644,528)		(18,179,950)
Net deferred tax assets	$ -		$ -

For income tax purposes, the Company has a cumulative net operating loss carryforwards at December 31, 2013 of approximately $48,821,903 that, subject to applicable limitations, may be applied against future taxable income.  If not utilized, the net US operating loss carryforward will begin to expire in 2023 through 2033.

NOTE 9.    Commitments and Contingencies

Contractual Obligations

The following table summarizes scheduled maturities of our contractual obligations extending beyond one year for which cash flows are fixed and determinable as of December 31, 2013.

Category	Payments Due in Fiscal
	Total	2014	2015	2016	2017	2018	Thereafter
Convertible debentures (1)	$ 1,688,205	$ 1,688,205	$ -	$ -	$ -	$ -	$ -
Notes payable (2)	739,500	739,500	-	-	-	-	-
Notes payable and advances, related parties (3)	80,500	80,500	-	-	-	-	-
Interest payments (4)	181,582	181,582	-	-	-	-	-
Operating lease commitments (5)	-	-	-	-	-	-	-
Unconditional purchase obligations (6)	-	-	-	-	-	-	-
Total contractual obligations	$ 2,689,787	$ 2,689,787	$ -	$ -	$ -	$ -	$ -

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

(2) Represents outstanding notes payable issued in 2011 of $400,000, in 2012 of $160,000, and $179,500 in 2013.  The original term of the notes varried from three (3) months to 18 months, with interest rates from noninterest bearing to 12% per annum. The notes have subsequently been extended and they mature between June 30, 2014 and October 25, 2014.  See Other Liabilities above for further information on the 2011, 2012, and 2013 Short-Term Promissory Notes.

(3) Represents outstanding notes payable from our chief executive officer. The notes are non-negotiable, unsecured, and non-interest bearing.  The term of the original note was six (6) months, and all notes were subsequently amended to extend the maturity date to June 30, 2014.  See Other Liabilities above for further information on the 2006 through 2011 Short-Term Promissory Notes, Related Party.

(4) The outstanding Series A convertible debentures, under the October 15, 2010 amendment, did not bear interest through the new maturity date of June 30, 2011, and the amendment agreement does not require interest after the maturity date.  The Company is in negotiations with the debenture holders to extend the maturity date of the convertible debentures, and the holders may require interest to be paid for such extension.  Interest reflected represents accrued interest on the outstanding notes payable from the date of note to their current maturity date during 2014.  See Other Liabilities above for further information on the 2011, 2012 and 2013 Short-Term Promissory Notes.

(5) The Company's office lease expired on January 31, 2013, and was not renewed.  Total rental expense included in the accompanying consolidated statements of earnings was $22,745 in fiscal 2013, and $71,738 in fiscal 2012.

(6) The company currently does not have any outstanding unconditional purchase obligations.  They would though include inventory commitments, future royalty, consulting agreements, other than month-to-month arrangements or those that expire in less then one year, or commitments pursuant to executive compensation arrangements.

Default under Series A Debentures

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law. We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension. Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance. Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. When an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense. We remeasured the mandatory default amount as of December 31, 2013 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

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

NOTE 11.  Related Party Transactions

Note Payable to Stockholder and Executive Officer

On October 18, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, our Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned the Company $100,000. The Company issued a non-negotiable promissory note, dated effective October 18, 2006, to Mr. Trudnak in the principal amount of $100,000. The note is unsecured, non-negotiable and non-interest bearing. The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default. The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum. The note is not assignable by Mr. Trudnak without our prior consent. The Company may prepay the note in whole or in part upon ten days notice. On November 10, 2006, Mr. Trudnak extended the due date of the note to May 31, 2007.  Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008, and $5,000 on September 14, 2011, for cumulative outstanding loans of $129,000.  The maturity date of the outstanding loans was extended to May 31, 2009, then to May 31, 2010 and June 30, 2011, and subsequently to December 31, 2011 and then to June 30, 2012.  On June 30, 2012, the outstanding loans were extended to December 30, 2012, and then to June 30, 2013, and subsequently to December 31, 2013.  On December 31, 2013, the outstanding loans were extended to June 30, 2014. The Company repaid an aggregate of $6,900 of the notes during 2010, an aggregate $33,100 during 2011, an aggregate of $8,500 during 2013, resulting in an outstanding balance at December 31, 2013 of $80,500. The terms of the above transaction were reviewed and approved by the Company’s audit committee and by the independent members of our Board of Directors.

Consulting Agreement with BND Software, Principal Owner Sean Kennedy, a Director of the Company

On July 15, 2008, Applied Visual Sciences, Inc. entered into a consulting agreement with BND Software, Inc. (“BND”), a corporation that is owned and controlled by Mr. Sean W. Kennedy, a director of the Company. BND agreed to provide certain consulting services to the Applied Visual including managing the research, development and information systems activities of the Company. The agreement is for a term of one year commencing on May 27, 2008, and on May 31, 2009. The agreement provided for an extension of a twelve (12) month period upon mutual agreement by both parties. The agreement may be terminated upon 60 days prior written notice by one party to the other party. The agreement provided for an annual compensation of $216,000. The Company did not renew the agreement with BND, although Mr. Kennedy continued to provide management services for the research, development and information systems activities. We paid or agreed to pay BND consulting fees of $141,661 during 2013, and $168,663 during 2012.  As of December 31, 2013, the Company has accrued and unpaid fees payable to BND Software of $804,250.  On February 15, 2014, Mr. Kennedy resigned as a director and consultant to the Company.

NOTE 12.  Operating Leases

Total rental expense for the leased offices included in the accompanying consolidated statements of operations and comprehensive income was $22,745 in 2013, $71,738 in 2012, and $76,624 for the period of April 1, 2012 through December 31, 2013 (the development stage). The lease is currently on a month-to-month basis.

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

During the three months ended March 31, 2014, a Company employee converted accrued wages for the exercise of 396,000 stock options that resulted in the issuance of 396,000 shares of common stock.  Common stock was increased by $396 for the par value of the shares, paid-in capital was increased by $11,484, and accrued wages were reduced by $11,880.