Form 10-Q
period 2014-03-31
Applied Visual Sciences, Inc.
filed 2014-05-15
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

_______________________________

FORM 10-Q

(Mark One)

X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

At May 14, 2014, the Registrant had 103,127,612 shares of Common Stock, $0.001 par value, outstanding.

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

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends, “plans,” “should,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof (including their use in the negative), or by discussions of strategies, plans or intentions.  Such statements include but are not limited to statements under Part I, Item 1A - Risk Factors of our Form 10-K for the year ended December 31, 2013, Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report, and elsewhere in this Report. A number of factors could cause results to differ materially from those anticipated by such forward-looking statements, including those discussed under Part II, Item 1A - Risk Factors of this Report.  The absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including factors described in Part I, Item 1A - Risk Factors of our Form 10-K for the year ended December 31, 2013, and Part II, Item 1A – Risk Factors of this Report.  You should carefully consider the factors described in Part I, Item 1A - Risk Factors of our Form 10-K for the year ended December 31, 2013, and Part II, Item 1A – Risk Factors of this Report in evaluating our forward-looking statements.

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

33

LIQUIDITY AND CAPITAL RESOURCES

35

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

42

ITEM 4.    CONTROLS AND PROCEDURES

42

PART II. OTHER INFORMATION

43

ITEM 1.     LEGAL PROCEEDINGS

43

ITEM 1A.  RISK FACTORS

43

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

45

ITEM 3.     DEFAULT UNDER OUR SERIES A DEBENTURES

45

ITEM 5.     OTHER INFORMATION

45

ITEM 6.     INDEX TO EXHIBITS

45

SIGNATURES

47

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash	$ 1,017	$ 1,108
Prepaid expenses	1,115	1,115
Total current assets	2,132	2,223

Fixed Assets, net	43,514	55,018

Other Assets
Intangible assets, net	309,822	315,855
Total assets	$ 355,468	$ 373,096

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable	$ 1,703,109	$ 1,689,147
Accrued wages and related	8,329,722	8,099,945
Other accrued liabilities	163,024	144,579
Notes payable and advances, related parties	80,500	80,500
Notes payable, net of discount	728,934	718,930
Convertible debentures	2,025,846	2,025,846
Derivative liabilities	405,169	540,226
Total current liabilities	13,436,304	13,299,173

Stockholders' (Deficit)
Convertible preferred stock, $0.20 par value; authorized 1,000,000 shares
Shares issued and outstanding at March 31, 2014 - none
Shares issued and outstanding at December 31, 2013 - none	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares
Shares issued and outstanding at March 31, 2014 - 102,927,612
Shares issued and outstanding at December 31, 2013 - 102,531,612	102,928	102,532
Additional paid-in capital	82,878,627	82,856,886
Accumulated comprehensive income	63,354	63,354
Deficit accumulated during operating stage	(92,323,180)	(92,323,180)
Deficit accumulated during development stage	(3,802,565)	(3,625,669)
Total stockholders' (deficit)	(13,080,836)	(12,926,077)
Total liabilities and stockholders' (deficit)	$ 355,468	$ 373,096

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations and Comprehensive Income

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

			Cumulative From
			April, 1, 2012
			(inception of
	Three Months Ended March 31		development stage)
	2014	2013	To March 31, 2014

Net revenues	$ -	$ -	$ -

Cost of sales	-	-	-

Gross profit	-	-	-

Selling, general and administrative expense	283,504	605,313	3,539,781

Operating loss	(283,504)	(605,313)	(3,539,781)

Other income (expense)
Gain (loss) on disposal of fixed asset	-	8,338	(3,949)
Interest expense	(18,445)	(17,429)	(139,632)
Debt discount amortization	(10,004)	(3,002)	(51,000)
Financing costs	-	(225)	(675)
Reevaluation of derivative liabilities	135,057	(67,528)	(67,528)
Other income (expense)	106,608	(79,846)	(262,784)

Net loss before income taxes	(176,896)	(685,159)	(3,802,565)
Provision for income taxes	-	-	-

Net loss	$ (176,896)	$ (685,159)	$ (3,802,565)

Net loss per common share
Basic	$ (0.00)	$ (0.01)

Weighted average common shares outstanding
Basic	102,756,212	99,611,449

Comprehensive income
Comprehensive income - beginning of period	$ 63,354	$ 63,354	$ 63,354
Cumulative translation adjustments	-	-	-

Comprehensive income - end of period	$ 63,354	$ 63,354	$ 63,354

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative From
			April, 1, 2012
			(inception of
	Three Months Ended March 31		development stage)
	2014	2013	To March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (176,896)	$ (685,159)	$ (3,802,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,537	18,684	139,758
Amortization of debt discounts	10,004	3,002	51,000
Stock-based compensation expense	10,255	226,562	734,876
Revaluation of derivative instrument (income) expense	(135,057)	67,528	67,528
Noncash broker compensation expense	-	-	2,700
(Gain) / loss on disposal of fixed assets	-	(8,338)	3,949
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	-	(14,800)	1,495
Decrease in other noncurrent assets	-	-	11,122
Increase in accounts payable	13,962	27,784	357,978
Increase in accrued wages and related	241,659	232,798	1,992,505
Increase in other accrued liabilities	18,445	17,430	139,632
Net cash flows used in operating activities	(91)	(114,509)	(300,022)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of fixed assets and intangible assets, net of additions	-	28,934	65,274
Net cash provided by investing activities	-	28,934	65,274

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term notes payable, net	-	135,000	239,500
Reduction of short-term notes payable, net of additional notes, related party	-	-	(8,500)
Net cash flows provided by financing activities	-	135,000	231,000

Net increase (decrease) in cash	(91)	49,425	(3,748)
Cash at beginning of the period	1,108	3,445	4,765
Cash at end of the period	$ 1,017	$ 52,870	$ 1,017

Supplemental disclosure of cash flow information:
Cash items paid during the period:
Interest expense	$ -	$ -	$ -
Income taxes	-	-	-
Noncash items during the period:
Conversion of accounts payable to common stock	-	5,150	5,150
Conversion of accrued wages to common stock	-	25,000	169,600
Conversion of accrued wages for exercise of employee stock options	11,880	-	11,880
Exercise of stock options under cashless provision	-	-	12,000

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

Applied Visual Sciences is a software technology company that designs and develops imaging informatics solutions for delivery to its target markets, aviation/homeland security and healthcare.  Our two product lines are offered through our two operating subsidiaries as follows: Guardian Technologies International, Inc. for aviation/homeland security products, and Signature Mapping Medical Sciences, Inc., for healthcare, which has a wholly owned subsidiary Instasis Imaging, Inc., for the development, marketing, and sales of a suite of imaging analytic applications for the automated detection of breast cancer. We may engage in one or more acquisitions of businesses that are complementary, and may form wholly-owned subsidiaries to operate within defined vertical markets products.

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

To achieve our strategic vision, we are aware of the need to exercise the financial and operational discipline necessary to achieve the proper blend of resources, products and strategic partnerships.  These efforts can accelerate our ability to develop, deploy and service a broad range of intelligent imaging informatics solutions directly to our target markets and indirectly through OEM/value added reseller (“VAR”) partners.  During 2014, we continued implementing changes across the spectrum of our business. We refined our marketing strategy for PinPoint™ and Signature Mapping™, and enhanced our Signature Mapping™ product offerings.

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

The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated financial statements do not include complete footnotes and financial statement presentations. As a result, these unaudited condensed consolidated financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013, included in our 2013 Annual Report on Form 10-K. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for those periods presented. The preparation of financial statements in conformity with United States (U.S.) generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

The Company maintains a website at www.appliedvs.com, which makes available free of charge our recent annual report and other filings with the SEC. In addition to its website, the Company also disseminates material non-public information on Facebook at https://www.facebook.com/appliedvs and on Twitter at https://mobile.twitter.com/appliedvs.

These unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. Our independent registered public accounting firm’s reports on the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2013, contains an explanatory paragraph wherein it expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Guardian Technologies International, Inc., Signature Mapping Medical Sciences, Inc., Instasis Imaging, Inc., RJL Marketing Services, Guardian Healthcare Systems UK, Ltd., and Wise Systems Ltd., in which it has the controlling interest.  Subsidiaries acquired are consolidated from the date of acquisition.  All significant intercompany balances and transactions have been eliminated.  Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to current period presentation.

Estimates

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

The Company has two groups of products and services - Security (PinPoint™) and Healthcare (Signature Mapping™ Medical Computer Aided Detection (“Medical CAD”)).  The Company has determined that as a result of no revenue generated for the three months ended March 31, 2014 and fiscal 2013, we operate under one business unit in The America’s, and have pursued one product line, Healthcare’s Tuberculosis Detection (“TBDx™”) software in Africa.

Stock-Based Compensation

The Company has two active equity compensation plans which include the Amended and Restated 2003 Stock Incentive Plan and the 2009 Stock Compensation Plan (collectively, the “Plans”). A total of 50,000,000 shares were reserved for issuance under these Plans in the form of stock-based awards to employees, non-employee directors and outside consultants of the Company, of which 185,000 shares remain available for issuance thereunder as of March 31, 2014. The grant of awards under the Plans require approval by the Compensation Committee of the Board of Directors of the Company (or the Board of Directors, in the absence of such a committee) (the “Committee”), and the Committee is authorized under the Plans to take all actions that it determines to be necessary or appropriate in connection with the administration of the Plans.

The Company adopted the provisions of ASC 718-10, “Share-Based Payment” to account for its share-based payments. ASC 718-10 requires all share-based payments to employees, or to non-employee directors as compensation for service on the Board of Directors, to be recognized as compensation expense in the consolidated financial statements based on the estimated fair values of such options as calculated using the Black-Scholes model, and the related expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience within separate groups of employees. In accordance with ASC 718-10, the Company recognized total stock-based compensation expense for employees and non-employee members of the Board of Directors of $10,255, $221,062, and $719,084 for the three months ended March 31, 2014, 2013, and the period of April 1, 2012 through March 31, 2014 (the development stage), respectively.

The Company accounts for stock options granted to non-employees in accordance with ASC 718-10 and ASC 505-50, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services.” ASC 505-50 establishes the measurement principles for transactions in which equity instruments are issued in exchange for the receipt of goods or services. The Company has relied upon the guidance provided under ASC 505-50 to determine the measurement date and the fair value re-measurement principles to be applied, and recognizes as an expense the estimated fair value of such options as calculated using the Black-Scholes model. The fair value is remeasured during the service period at each balance sheet date, and is amortized over the remaining service period to vesting for each option or the remaining term of the recipient’s contractual arrangement, whichever is shorter. The Company recognizes compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate. Total stock-based compensation expense for consultants of $0, 5,500, and $15,792 for the three months ended March 31, 2014, 2013, and the period of April 1, 2012 through March 31, 2014 (the development stage), respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are not transferable.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes Merton option pricing model (Black-Scholes model) with the following weighted-average assumptions.

Black-Scholes Model Assumptions	2014	2013
Risk-free interest rate (1)	2.48%	0.66%
Expected volatility (2)	184.8%	189.1%
Dividend yield (3)	0.0%	0.0%
Expected life (4)	7.2 years	4.5 years

(1)	The risk-free interest rate is based on US Treasury debt securities with maturities similar to the expected term of the option.
(2)	Expected volatility is based on historical volatility of the Company*s stock factoring in daily share price observations.
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

Factors considered in granting stock options included: (i) the general policy during the past five, and in the foreseeable future, of not increasing base salaries of all employees, (ii) the performance of employees, (iii) the employees’ increasing responsibilities in a dynamic, and shrinking organization, and (iv) the accomplishments achieved by the Company during the prior year.  The 2003 Plan has been the principal method for our employees and executive officers to acquire equity interests in the Company. We believe that the annual aggregate value of these awards should be set near competitive median levels for comparable companies.  We may provide a greater portion of total compensation to our executives and employees through stock options given the general policy of not increasing base salaries in the foreseeable future. Our Compensation Committee administers the 2003 Plan based on the above factors, and the Committee approved the grant of stock options to all current employees, including its named executives, during 2007 through 2009 as an incentive for continued contributions in moving our product development efforts forward.  There were no stock options granted to employees during the three months ended March 31, 2014. The Compensation Committee, based on management’s recommendation and discussions with the Committee, may grant stock options to new employees.  There were no stock options granted to new employees during the three months ended March 31, 2014, since there were no new employees hired during this period.

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

 As of March 31, 2014, the Company has reserved under the 2003 plan 23,529,347 shares to be issued upon exercise of outstanding options granted to all employees, including its named executives, and 2,033,353 unissued options were cancelled upon termination of the 2003 Plan on August 29, 2013, making no shares of common stock that remain available for future awards. Compensation expense for stock options granted is recognized over the requisite service period, which is typically the period over which the stock-based compensation awards vest. Stock-based compensation expense recognized during the three months ended March 31, 2014 was $10,255, and $226,562 during he same period in 2013, and $719,084 during the period of April 1, 2012 through March 31, 2014 (the development stage).

Stock Options Exercised under the 2003 Plan

During the three months ended March 31, 2014, the Company issued 396,000 shares of common stock to an employee who exercised 396,000 stock options, using accrued salaries. Common stock was increased by $396 for the par value of the shares, and paid-in capital was increased by $11,484, and accrued salaries were reduced by $11,880.

Summary of stock option activity under the 2003 Plan for the three months ended March 31, 2014 issued to employees, non-employee members of the Board of Directors and consultants is as follows:

Fiscal Year and Activity	Weighted- Average Exercise Price	Number of Options
Outstanding December 31, 2013	$ 0.14	25,422,347

Fiscal 2014 activity
Granted	-	-
Exercised	0.03	(396,000)
Cancelled	0.30	(1,497,000)
Outstanding March 31, 2014	0.14	23,529,347

Reserved for future issuance at March 31, 2014 (the 2003 Plan expired on August 29, 2013)		-

The following table summarizes additional information about the 2003 Plan stock options outstanding at March 31, 2014:

Issued and Outstanding				Exercisable
Type of Option and Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Yrs)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Price
Nonqualified Stock Options $0.30 (1) (4)	31,000	1.2	0.30	31,000	0.30
Incentive Stock Options $0.15 - $4.05 (2)	649,300	3.6	0.98	649,300	0.98
Incentive Stock Options $0.03 - $0.30 (3) (4)	22,849,047	7.5	0.11	22,843,047	0.11
Total	23,529,347	7.4	$ 0.14	23,523,347	$ 0.14

(1) Initially issued to directors below fair value during the period of February 2004 through September 2005.
(2) Issued to consultants at fair value.
(3) Issued to directors and employees at fair value, or above fair value for those individuals with greater than 10% beneficial ownership.
(4) The exercise price reflects the repricing of stock options as approved by the Compensation Committee on April 24, 2010, and subsequent issuances at fair value on date of grant.

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

The following is a summary of the number and type of awards granted to, or exercised or forfeited by, employees, non-employee members of the Board of Directors and consultants pursuant to the Company’s 2009 Stock Compensation Plan for the three months ended March 31, 2014:

Weighted- Average Grant or Exercise Price Per Share

Fiscal Year and Activity		Number of Shares
Reserved for future issuance as of December 31, 2013		185,000

Fiscal 2014 activity:
Common stock awards	$ -	-
Restricted stock awards	-	-
Restricted stock rights	-	-
Non-qualified stock options	-	-
Issued during 2014	-	-

Reserved for future issuance as of March 31, 2014		185,000

Stock options or restricted stock rights outstanding		-

Stock Issued under the 2009 Plan

There were no stock options, restricted stock awards, restricted stock rights, or common stock awards issued under the 2009 Plan during the three months ended March 31, 2014

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. For financial statement purposes, depreciation is provided on the straight-line method over the estimated useful life of the asset ranging from 3 to 10 years.

	(Unaudited)
Asset (Useful Life)	March 31, 2014	December 31, 2013
Software (3 years)	$ 84,224	$ 84,224
Computer equipment (3 - 5 years)	329,861	329,861
Furniture and fixtures (7 - 10 years)	231,033	231,033
Equipment (7 - 10 years)	80,727	80,727
Fixed assets, gross	725,845	725,845
Less accumulated depreciation	682,331	670,827
Fixed assets, net	$ 43,514	$ 55,018

Depreciation expense for property and equipment was $11,504 and $10,456 in the three months ended March 31, 2014, and the same period in 2013, respectively, and $94,424 during the period of April 1, 2012 through March 31, 2014 (the development stage), and is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

During the period of April 1, 2012 through March 31, 2014 (the development stage), the Company received proceeds in the amount of $64,584 from the sale of furniture.  The book value of the assets sold during this period was $85,204 (gross cost of $273,877 and accumulated depreciation of $188,673), resulting in a loss on the sale of fixed assets during the period of $3,949. There was no such sale of furniture during the three months ended March 31, 2014.

Goodwill and Other Intangible Assets

Intangible Assets – Intangible assets consist of acquired software and patents. The Company incurs costs for intangible assets related to our patents. Under ASC 350, “Goodwill and Other Intangible Assets,” such assets acquired including software technology is considered to have a finite life.  Patent acquisition costs pertaining to PinPoint™ and Signature Mapping™ (products not acquired through acquisition) have been capitalized, and are being amortized on a straight-line basis over the expected 20-year legal life of the patents.  The Company evaluates the periods of amortization continually to determine whether later events or circumstances require revised estimates of useful lives. In addition, ASC 985-20, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” requires the Company to consider whether or not the software technology is impaired on a quarterly basis. We evaluate the carrying value of long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying value of an asset within the scope of ASC 360-10, “Accounting of the Impairment or Disposal of Long-Lived Assets” may not be recoverable. Our assessment for impairment of intangible assets involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, and considers year-end the date for its annual impairment testing.  The Company prepared this analysis as of March 31, 2014, and the same period of 2013, and concluded that the intangible assets are not impaired.  Therefore, there was no impairment expense during the three months ended March 31, 2014, 2013, or the period of April 1, 2012 through March 31, 2014 (the development stage).

Three Months Ended March 31, 2014
	Beginning Period Cost			Net Book Value
		Additions	Reductions
Intangibles with finite lives:
Patent acquisition costs	$ 315,855	$ 0	$ 6,033	$ 309,822

We anticipate incurring additional patent acquisition costs during the year ending December 31, 2014 (Fiscal 2014). Based on the net book value of patents acquisition costs at March 31, 2014, the Company estimates amortization expense for intangible assets to be $24,130 for each of the Fiscal years 2014 through 2019, and $171,075 thereafter.

Excess of Purchase Price over Net Assets Acquired (Goodwill) – The Company follows the provisions of ASC 805-10, “Business Combinations” and ASC 350-10, “Goodwill and Other Intangible Assets.” These statements establish financial accounting and reporting standards for acquired goodwill.  Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements.  Effective January 1, 2002, with the adoption of ASC 350-10, goodwill must be evaluated for impairment and is no longer amortized.  Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired.  To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets.  We determine impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill.  Impairment is tested annually or whenever indicators of impairment arise.  There was no goodwill on the consolidated balance sheet of the Company during the three months ended March 31, 2014, or during the same period in 2013, as a net realizable value analysis was made for goodwill in prior years during the Company’s operating stage and such asset was fully impaired during those prior years.

Impairment of Excess Purchase Price over Net Assets Acquired – The Company follows the provisions of ASC 350-10 “Goodwill and Other Intangible Assets” for the impairment of goodwill. The Company determines impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill. Impairment is tested annually or whenever indicators of impairment arise.  There was no goodwill on the consolidated balance sheet of the Company for the three months ended March 31, 2014, or during Fiscal 2013 and, as a net realizable value analysis was made for goodwill in prior years and such asset was considered fully impaired during those prior years.

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

Uncertainty in Income Taxes

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

Tax positions that meet the more-likely-than-not recognition threshold, at the effective date of ASC 740-10, may be recognized or, continued to be recognized, upon adoption of ASC 740-10.  The cumulative effect of applying the provision of ASC 740-10 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  ASC 740-10 applies to fiscal years beginning after December 15, 2006 with earlier adoption permitted.  The Company has determined that additional accrual for income taxes is not necessary.

Recently Adopted Accounting Pronouncement

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

Recently Issued Accounting Pronouncement

In April 2014, the FASB issued authoritative guidance which changes the criteria for a disposal to qualify as a discontinued operation.  This revised standard defines a discontinued operation as (i) a component of an entity or group of components that has been disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of acquisition.  The standard also requires expanded disclosures related to discontinued operations and added disclosure requirements for individually material disposal transactions that do not meet the discontinued operations criteria.  This guidance becomes effective prospectively for the Company’s fiscal 2016 first quarter, with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available to be issued.  The Company will apply this new guidance when it becomes effective and the adoption of this guidance is not expected to have a significant impact on its consolidated financial statements.

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

(3)

Financial Condition, Going Concern Uncertainties and Events of Default

The Company, previously an operating stage company, became a development stage company on April 1, 2012, the date of inception as a development stage company for financial reporting. A development stage company, as defined by ASC-915-10 “Accounting and Reporting by Development Stage Enterprise”, is an entity that devotes substantially all of its efforts to establish a business and either of the following conditions exists: 1) the principal operations have not commenced, or 2) the principal operations have commenced, but there has been no significant revenue therefrom.  During the three months ended March 31, 2014, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Our independent registered public accounting firm’s report on the consolidated financial statements included herein, and in our Annual Report on Form 10-K for the year ended December 31, 2013, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

As of March 31, 2014, the Company has outstanding trade and accrued payables of $1,703,109, other accrued liabilities of $163,024, and accrued salaries and related expenses due to our employees and management of $8,329,722. Also, the Company has an outstanding noninterest-bearing loan from its previous Chief Executive Officer of $80,500, and $739,500 short-term notes from eleven (11) investors, which has debt discount outstanding of $10,566.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid. Therefore, the Company could be considered in default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. When an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of March 31, 2014 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

As of March 31, 2014, we had a cash balance of $1,017. Subsequently and through May 14, 2014, we issued five promissory notes to three accredited investors in the aggregate principal amount of $25,000. The notes are non-interest bearing, and as consideration to the note holders, the Company shall pay a total premium of 50% (total payment due of 1.5 times principal) of such note, and the entire unpaid principal and premium amounts shall become immediately due on or before September 30, 2014. If such note is not paid by September 30, 2014, then the Company shall pay a total premium of 100% (total payment due of 2 times principal), and such payment of total principal and premium amounts shall be from net revenue of future TBDx™ sales. Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities. Currently, will require an aggregate of approximately we are spending or incurring (and accruing) expenses of approximately $190,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees. Management believes that we will require an aggregate of approximately $2,280,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.  This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

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

During the three months ended March 31, 2014, our total stockholders’ deficit increased by $154,759 to $13,080,836, and our consolidated net loss for the period was $176,896. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

(4)

Stockholders’ Equity

Common Stock Issued Including Exercises of Warrants and Options

During the three months ended March 31, 2014, a company employee exercised 396,000 stock options for 396,000 shares of common stock using accrued and unpaid wages.  The shares were issued under the 2003 Stock Incentive Plan.  Common stock was increased by $396 for the par value of the shares, paid-in capital was increased by $11,484, and accrued wages was reduced by the total exercise price of $11,880.

Other Common Stock Purchase Warrants Issued, Expired, or Forfeited

During the three months ended March 31, 2014, an aggregate of 4,135,327 common stock purchase warrants expired, of which 200,000 were Class Q warrants and 3,935,327 Class L warrants issued to investors.

The Company has issued warrants as compensation to its note holders, placement agents and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.  The table below shows by category, the warrants issued and outstanding at March 31, 2014.

Common Stock Purchase Warrants	Number of Warrants Outstanding and Exercisable	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Note and debenture holders	10,000	December 2007	$ 0.70	December 2014
	150,000	January 2010	0.25	January 2015
	78,750	September 2010	0.25	September 2015
	238,750

Private placement investors	214,285	March 2008	0.75	December 2014
	441,947	April 2009	0.41	April 2014
	800,000	June to July 2009	0.25	June to July 2014
	3,881,973	July to August 2009	0.25	December 2018
	2,099,007	Oct to Dec 2009	0.25	Oct to December 2014
	400,000	November 2009	0.25	December 2016
	200,000	March 2010	0.25	December 2016
	2,499,568	March to June 2010	0.25	March to June 2015
	750,752	May to Aug 2010	0.25	December 2018
	3,731,155	July to Sept 2010	0.25	July to September 2015
	5,301,345	Oct to Dec 2010	0.25	Oct to December 2015
	400,000	February 2011	0.25	August 2015
	800,000	February 2011	0.25	February 2016
	88,000	October 2011	0.25	October 2015
	300,000	March 2012	0.25	March 2015
	21,908,032

Placement agents	272,827	June 2009	0.45	June 2014
	108,000	July 2009	0.25	July 2014
	205,000	December 2009	0.28	December 2014
	72,000	February 2011	0.25	February 2016
	657,827

Consultants	63,000	June to August 2009	0.25	June to August 2014
	200,000	December 2009	0.25	December 2014
	14,000	August 2010	0.28	August 2015
	14,000	September 2010	0.25	September 2015
	291,000

Total Warrants Issued/Outstanding	23,095,609

As of March 31, 2104, approximately 5,558,747 of the above warrants may be exercised pursuant to the cashless exercise provisions of such warrants and, if so exercised, the shares may be subsequently resold under the provisions of Rule 144 under the Securities Act. Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.

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

On April 21, 2014, a company employee exercised 200,000 stock options for 200,000 shares of common stock using accrued and unpaid wages.  The shares were issued under the 2003 Stock Incentive Plan.  Common stock was increased by $200 for the par value of the shares, paid-in capital was increased by $5,800, and accrued wages was reduced by the total exercise cost of $6,000.

From April 25 through May 14, 2014, the Company issued five promissory notes to three accredited investors in the aggregate principal amount of $25,000. The notes are non-interest bearing, and as consideration to the note holders, the Company shall pay a total premium of 50% (total payment due of 1.5 times principal) of such note, and the entire unpaid principal and premium amounts shall become immediately due on or before September 30, 2014. If such note is not paid by September 30, 2014, then the Company shall pay a total premium of 100% (total payment due of 2 times principal), and such payment of total principal and premium amounts shall be from net revenue of future TBDx™ sales.

On April 22, 2014, the Company announced the death of Michael W. Trudnak on April 18, 2014, its Founder, Chairman, and Chief Executive Officer. The Company also announced that on April 21, 2014, the Board of Directors appointed William J. Donovan as Chairman and Chief Executive Officer. Mr. Donovan previously served as President and Chief Operating Officer for the Company since November 21, 2005.

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets
Cash	$ 1,017	$ -	$ -	$ 1,017

Liabilities
Convertible debentures	$ -	$ -	$ 2,025,846	$ 2,025,846
Derivative liabilities	-	-	405,169	405,169
Notes payable, net of discount	-	-	728,934	728,934
Notes payable and advances, related parties	80,500	-	-	80,500
Total	$ 80,500	$ -	$ 3,159,949	$ 3,240,449

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets
Cash	$ 1,108	$ -	$ -	$ 1,108

Liabilities
Convertible debentures	$ -	$ -	$ 2,025,846	$ 2,025,846
Derivative liabilities	-	-	540,226	540,226
Notes payable, net of discount	-	-	718,930	718,930
Notes payable and advances, related parties	80,500	-	-	80,500
Total	$ 80,500	$ -	$ 3,285,002	$ 3,365,502

The estimated fair values of the Company’s derivative liabilities are as follows:

Convertible	Derivative	Notes Payable

Liabilities Measured at Fair Value	Debentures (1)	Liabilities (2)	(3)	Total
Beginning balance as of December 31, 2012	$ 2,025,846	$ 202,585	$ 559,704	$ 2,788,135
Revaluation (gain)/loss in interest expense	-	337,641	-	337,641
Issuances, net of discount	-	-	148,400	148,400
Amortization of discount	-	-	10,826	10,826
Balance as of December 31, 2013	$ 2,025,846	$ 540,226	$ 718,930	$ 3,285,002
Revaluation (gain)/loss in interest expense	-	(135,057)	-	(135,057)
Amortization of discount	-	-	10,004	10,004
Ending balance as of March 31, 2014	$ 2,025,846	$ 405,169	$ 728,934	$ 3,159,949

Total (gain)/loss from revaluation of derivatives and event of default included in earnings for the period and reported as an adjustment to interest is as follows:

For fiscal 2013	$ -	$ 337,641	$ 10,826	$ 348,467
For three months ended March 31, 2014	-	(135,057)	10,004	(125,053)
April 1, 2012 through March 31, 2014 (the development stage)	-	67,528	51,000	118,528

(1) The balance as of March 31, 2014 and December 31, 2013, includes $1,688,205 for the outstanding convertible debentures issued November 8, 2006 and April 12, 2007, and an additional amount of $337,641 for the event of default provision under the debentures October 15, 2010 amendment agreement.

(2) Represents the conversion feature of outstanding convertible debentures issued November 8, 2006 and April 12, 2007.  The fair value of the conversion feature since May 20, 2009, the final milestone reset date of the debentures, was determined using market quotation.

(3) The balance represents the outstanding short-term notes payable issued since October 2011, less remaining notes discount for the fair value of common stock when issued in conjunction with the notes.  The note discount is being amortized over the original term of the notes.  The outstanding notes payable at March 31, 2014 and December 31, 2013, is $739,500 and $739,500, respectively, and the outstanding notes discount at March 31, 2014 and December 31, 2013, is $10.566 and $20,570, respectively.

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

Our independent registered public accounting firm’s report on the consolidated financial statements included in our Annual Report Form 10-K for the year ended December 31, 2013, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

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

Applied Visual Sciences is a software technology company that designs and develops imaging informatics solutions for delivery to its target markets, aviation/homeland security and healthcare.  Our two product lines are offered through our two operating subsidiaries as follows: Guardian Technologies International, Inc. for aviation/homeland security products and Signature Mapping Medical Sciences, Inc., for healthcare, which has a wholly owned subsidiary Instasis Imaging, Inc., for the development, marketing, and sales of a suite of imaging analytic applications for the automated detection of breast cancer. We may engage in one or more acquisitions of businesses that are complementary, and may form wholly-owned subsidiaries to operate within defined vertical markets products.

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

To achieve our strategic vision, we are aware of the need to exercise the financial and operational discipline necessary to achieve the proper blend of resources, products and strategic partnerships.  These efforts can accelerate our ability to develop, deploy and service a broad range of intelligent imaging informatics solutions directly to our target markets and indirectly through OEM/value added reseller (“VAR”) partners.  During 2014, we continued implementing changes across the spectrum of our business. We refined our marketing strategy for PinPoint™ and Signature Mapping™, and enhanced our Signature Mapping™ product offerings.

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

We have been involved in a number of wide ranging U.S. Government proposals since 2011. We have teamed on a few of the proposals with large, well-known defense contractors, a federally funded research laboratory and directly.  The proposals were submitted to various U.S. Government agencies. Unfortunately, most of the projects were deferred due to the ongoing federal budget discussions in Congress and operational uncertainties within the funding agencies. At this point in time, we have no indication that any of these projects will be funded. We will continue to pursue opportunities for the deployment of our PinPoint™ product as opportunities develop. With these uncertainties and our limited cash resources during 2014, we have focused on the marketing and sale of our healthcare products, as better discussed below.

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

•

neurological imaging analysis through the detection and quantification of acute intracranial hemorrhage using non-contrast CT, normal pressure hydrocephalus,

Laboratory Pathology:  TBDx™

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

During the 44th Union World Conference on Lung Health held in November 2013, the company demonstrated the TBDx™ technology over a 4-day period. More than 50 demonstrations were held in the hall to more than 100 TB experts.  Attending these demonstrations included The World Health Organization (WHO), the Global Fund, the International Union Against Tuberculosis and Lung Disease (the UNION), the Foundation for Innovation in New Diagnostics (FIND), the Stop TB Partnership, PATH, the Research Institute of Japan, the KNTV Tuberculosis Foundation, and National TB Program Managers from Pakistan, India, Bangladesh, Brazil, Peru, Ukraine, Russia, Uganda, Zimbabwe, Nigeria, Malawi, South Africa, Turkey, Saudi Arabia, China, and Japan. Also attending presentations included representatives from Johns Hopkins University, the London School of Hygiene and Tropical Medicine, the Liverpool School of Tropical Medicine, The University of Illinois at Chicago, the University of Maryland - School of Medicine, the AGA KHAN University of Pakistan, the University of China, and the Chinese University of Hong Kong.

On May 3, 2013, the Company completed a triple blind study (organism culture, molecular testing, and independent microscopist) of TBDx™ in Johannesburg, South Africa of patients suspected of having tuberculosis.  The evaluation took place at the National Health Laboratory Services (“NHLS”) / Center for Tuberculosis.  In its most thorough external evaluation of TBDx™ to-date, the Company was assisted by the National Institute for Communicable Diseases (“NICD”), who dedicated considerable staff and material resources to execute a test protocol that was approved by the London School of Tropical Medicine.  During the technology evaluation, TBDx™ processed 1,249 patient slide specimens and acquired approximately 375,000 digital images. The total number of patient slide specimens available for analysis was 1,006, after consideration of specimens excluded from analysis due to contamination, missing culture, missing PCR tests, missing smear, and specimens mislabeled.

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

•

TBDx™ performance shows it can be a triage tool for molecular testing, and can achieve high sensitivity:

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

Other Developments - TBDx™

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

Early detection is a critical factor for controlling survival. Early detection provides increased therapeutic options and improved probability of survival. Mammography is a reliable and cost-effective screening technology. When properly conducted, mammography has been estimated to reduce breast cancer mortality by 20-30%.  Currently, ductal carcinoma-in-situ (DCIS)

represents 25%-30% of all reported breast cancers.  Approximately 95% of all DCIS are diagnosed because radiologists identify them in mammograms. However, reading mammograms is difficult and prone to misinterpretation, subjectivity, and misreads.  Studies have found that screening x-ray exams are about 80% accurate at best and that lesions are simply not detected 10% to 15% of the time. The National Cancer Institute reported that 25% of breast tumors are missed in women in their forties. (See Liu B, Z. M., Document J (2005, "Utilizing data grid architecture for the backup and recovery of clinical image data." Comput Med Imaging Graph. 29(2-3): 95-102, and National Cancer Institute, "Cancer in African American Women."). Dense breasts pose a greater challenge to cancer detection using mammograms, especially early-stage breast cancers. Approximately 25% of women have dense breasts; thus a large number of mammograms, especially in AAW, are more difficult to clinically interpret. The risk of breast cancer associated with the highest category of density is estimated to be two to six times greater than for women with the lowest category of breast density.

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

Markets and Competition

Aviation/Homeland Security Technology Solution - PinPoint™

Market

Initially, management has focused its principal development and marketing efforts for its PinPoint™ product on the market for airport baggage screening technology solutions. However, as discussed further below, and although there can be no assurance, management believes that its PinPoint™ solution is also capable of being adapted for use in the people portal and cargo screening markets.  The following discussion focuses on the market for baggage screening solutions; however, we have also provided an overview of the potential market for baggage screening, whole body imagery, and cargo screening technology solutions, potential future markets for our PinPoint™ product.

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

Whole Body Imagers

Almost every threat that requires people screening is currently monitored by a different system (explosives, weapons, biological, chemical, and nuclear/radiological).  Management believes that today's people screening systems deliver unacceptable performance (high ‘false alarm’ rates, slow processing throughput, continued dependence on human detection, and high transaction costs. Management believes that the market for people portals that utilize imaging as its detection methodology is a sub-set, to which we believe PinPoint™ can address. It is management’s belief that the current people portal technology fails to meet the post-9/11 requirements. It is management’s belief that the technology will undergo dramatic technological changes when the multiple-threats "checkpoint of the future" is introduced.

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

Replacement is expected in the two segments with the most demand expected to be the breast MRI CAD segment and the mammography CAD segment. With each new CAD technology introduced to the market, the potential size of this new market grows exponentially “Given the myriad of body parts and systems that CAD technology could be applied to in the future, as well as the different imaging modalities associated with each, growth in this market could be virtually unstoppable.” Such as, new technology introduced for CT would be applicable to the brain, chest, neck, abdominal and other areas of the body; and new technology for Ultrasound would be applicable for the breast, liver, prostate and abdominal.

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

Worldwide, the WHO estimates that the largest potential available market for a new TB diagnostic would be for a test that both detects latent infection and predicts progression to active disease. Such a test, if widely implemented and accompanied by successful treatment, has the potential to revolutionize TB control.  The infrastructure to achieve this globally is not available at this moment.

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

Product Distribution and Marketing

We have entered into the following distributor, strategic partnership, development, and consulting agreements with regard to our products, although they have not produced revenue for the Company:

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

CONSOLIDATED RESULTS OF OPERATIONS

Results of Operations

Three months Ended March 31, 2014 Compared to the Three months Ended March 31, 2013

The following analysis reflects the condensed consolidated results of operations of the Company and its subsidiaries.

Net Revenues. There were no revenues for three months ended March 31, 2014, or for the same period in 2013.

Cost of Sales.  There was no cost of sales for three months ended March 31, 2014, or for the same period in 2013.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended March 31, 2014 of $283,504, decreased by $321,809 (53.2%), as compared to $605,313 for the same period in 2013. The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the three month period.

					Cumulative From
					April 1, 2012
	Three Months Ended March 31				(date of inception)
	2014	2013	$ Change	% Change	To March 31, 2014
Payroll and related costs	$ 231,420	$ 260,795	$ (29,375)	(11.3)	$ 1,896,589
Professional fees	9,357	66,199	(56,842)	(85.9)	414,578
Research and development costs	10,237	5,385	4,852	90.1	154,619
Other operating expenses	4,698	27,688	(22,990)	(83.0)	199,362
Depreciation and amortization	17,537	18,684	(1,147)	(6.1)	139,758
Stock-based compensation	10,255	226,562	(216,307)	(95.5)	734,875
Total	$ 283,504	$ 605,313	$ (321,809)	(53.2)	$ 3,539,781

Payroll and related costs, which includes salaries, commissions, taxes and benefits, decreased $29,375 (11.3%). The Company currently employs four full-time, two part-time employees, and one employee on a temporary leave of absence who assists the Company upon request, and during 2013 we employed five full-time, one part-time employee, and one employee on a temporary leave of absence who assists the Company upon request.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees decreased for the three months ended March 31, 2014 versus the same period last year by $56,842 (85.9%) due to: (i) a decrease in general consultants, and miscellaneous services and fees of $148, (ii) an increase in immigration, patent, and other legal fees of $3,304, (iii), a decrease in audit fees of $10,000 due to timing of the completing the December 31, 2013 audit, and (iv) a decrease in information technology consulting fees of $49,998.

Research and development (“R&D”) costs increased for the three months ended March 31, 2014, compared to the same period last year by $4,852 (90.1%), due to increased development activities on performance metrics and algorithm improvements for Signature Mapping TBDx™.

Other operating expenses decreased by $22,990 (83.0%) to $4,698 for the three months ended March 31, 2014, compared to $27,688 for the same period in 2013. The decrease is attributed to: (i) increased equipment repair and maintenance costs of $2,003, (ii) lower other administrative expenses of $1,529, (iii) decreased utilities and phone costs of $6,769, and (iv) a decrease in rent expense of $16,695.

Depreciation and amortization expense in selling, general, and administrative for the three months ended March 31, 2014 is $17,537, compared to the same period in 2013 of $18,684, or a decrease of $1,147 (6.1%).  The decrease is due to the sale of furniture in March 2013, which reduced the depreciable base amount.

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee members of our Board of Directors, and consultants in lieu of cash compensation. The Company granted stock options to employees in January and August of 2013, and no stock options were issued to employees during 2014.  During the three months ended March 31, 2014, the Company recognized stock-based compensation expense associated with employees, including its named executives, of $10,255, and for consultants of $0. During the same period of 2013, the Company recognized stock-based compensation expense for employees and directors of $221,062, and an expense of $5,500 for consulting services. Stock-based compensation expense for the current period decreased $210,807 for employees and $5,500 for consultants.

Employee stock option expense in 2014 and 2013 represents the amortization of the Black-Scholes fair value as outlined above in accordance with ASC 718-10. ASC 718-10 requires the recognition of all share-based payments to employees or to non-employee directors, as compensation for service on the Board of Directors, as compensation expense in the consolidated financial statements. The amount of compensation is measured based on the estimated fair values of such stock-based payments on their grant dates, and is amortized over the estimated service period to vesting.  Consulting expense for stock-based payments to consultants is based on the fair value of the stock-based compensation at inception and amortized over the estimated service period but, in accordance with ASC 505-50, is remeasured on each reporting date until the performance commitment is complete.

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income and expense. Net other income for the three months ended March 31, 2014 was $106,608, compared to net other expense of $79,846 for the same period last year, for a decrease in other expense of $186,454 (233.5%).

There was no interest income from interest bearing accounts for the three months ended March 31, 2014, or for the same period in 2013, due to low average daily cash balances in interest bearing accounts during the periods.

For the three months ended March 31, 2014, the Company had other non-operating income of $106,608, compared to an expense of $79,846 for the same period in 2013, or a decrease in non-operating expense of $186,454 (233.5%).  The components of non-operating income (expense) for the first quarter of 2014 and 2013, and the variances include: (i) financing costs for commissions on short-term notes of $0 in 2014 versus $225 for the same period in 2013, or a decrease of $225 (100.0%), (ii) debt discount amortization costs in 2014 of $10,004 and $3,002 in 2013, or an increase in expense of $7,002 (233.1%), (iii) a gain from the sale of furniture of $0 in 2014, and a gain in 2013 of $8,338, (iv) interest expense in 2014 for short-term notes of $18,445, whereby $17,429 for the same period in 2013, or an increase in expense of $1,016 (5.8%), (v) income of $135,057 in 2014 for the revaluation of derivative liability related to the outstanding debentures, compared to an expense of $67,528 in 2013, or a decrease in expense of $202,585. Non-cash other income included above for the three months ended March 31, 2014 was $125,053, compared to other expense of $70,530 for the same period in 2013, or a decrease in non-cash other expense of $195,583.

Net Loss and Net Loss per Common Share.  Net loss for the three months ended March 31, 2014 was $176,896, compared to $685,159 for the same period in 2013, for a decrease in net loss of $508,263 (74.2%). Net loss for the Company per common share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of shares outstanding. Net loss per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from contingently issuable shares (i.e. common stock purchase warrants and stock options issued and outstanding).

Reconciliation between the numerators and denominators of the basic EPS computations is as follows:

	Three Months Ended March 31
	2014	2013
Numerator:
Net loss	$ (176,896)	$ (685,159)

Denominator:
Weighted average common shares outstanding - basic	102,756,212	99,611,449

Net loss per common share - basic	$0.00	($0.01)

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Three Months Ended March 31
Category	2014	2013
Net cash (used) in operating activities	$ (91)	$ (114,509)
Net cash provided by investing activities	-	28,934
Net cash provided by financing activities	-	135,000
Effect of exchange rates on cash and cash equivalents	-	-
Net increase (decrease) in cash	$ (91)	$ 49,425

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2014, was $91, compared with net cash used in operating activities of $114,509 during the same period for 2013, or a decrease in the use of cash for operating activities of $114,418 (99.9%). The decrease in the use of cash is due to: (i) lower operating costs including, but not limited to a decrease in selling, general and administrative costs (other than depreciation and amortization, and stock based compensation) of $104,355 (29.0%), and an increase in non-operating expense (other than noncash items) of $791 (4.5%); and (ii) offset by a net increase in components of operating assets and liabilities of $10,854 (4.1%).

Net Cash Provided by Investing Activities

Net cash provided by investing activities of $0 for the three months ended March 31, 2014, and for the same period in 2013 of $28,934 for the sale of furniture, or a net decrease in cash provided by investing activities of $28,934 (100.0%). The Company anticipates it will incur equipment costs during the current fiscal year ending December 31, 2014, as we design add-on features that extend our current products into other areas, and ongoing patent costs related to further protection of our PinPoint™ and Signature Mapping™ products.

Net Cash Provided by Financing Activities

Net proceeds from financing activities were $0 for the three months ended March 31, 2014, compared with $135,000 for the same period in 2013, or a decrease of $135,000 (100.0%). The decrease in the net cash provided by financing activities of $135,000 is due to a decrease from the issuance of short-term notes.  Management is seeking, and expects to continue to seek to raise additional capital through equity or debt financings or bank borrowings, including through one or more equity or debt financings or bank borrowings to fund its operations, repay or repurchase its debentures, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

Cash

Our cash decreased during the three months ended March 31, 2014 by $91, compared to an increase in cash during the same period in 2013 of $49,425. As outlined above, the decrease in cash for the current period in 2014 was the result of; (i) cash used in operating activities of $91, (ii) cash provided by investing activities of $0, and (iii) cash from financing activities of $0.  The net change in cash for the three months ended March 31, 2014, as compared to the same period in 2013, was $49,516, and is the result of (i) a decrease in cash used in operating activities of $114,418 (99.9%), (ii) a decrease from investing activities $28,934 (100.0%), and (iii) a decrease in financing activities of $135,000 (100.0%).

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

	(unaudited)
Category	March 31, 2014	December 31, 2013
Cash	$ 1,017	$ 1,108

Current assets	2,132	2,223
Current liabilities	13,436,304	13,299,173
Working capital (deficit)	$ (13,434,172)	$ (13,296,950)

Cash is stated at cost, which approximates fair value, and consists of interest and noninterest bearing accounts at a bank.  Balances may periodically exceed federal insurance limits. The Company does not consider this to be a significant risk. The Company considers all highly liquid debt instruments with initial maturities of 90 days or less to be cash equivalents. There were no cash equivalents as of March 31, 2014 and December 31, 2013, respectively.

As of March 31, 2014, the Company had a working capital deficit of $13,434,172, compared to $13,296,950 at December 31, 2013, or an increase in working capital deficit of $137,222 (1.0%).  As of March 31, 2014, the Company had cash of $1,017 as compared to $1,108 on December 31, 2013. The decrease in cash of $91 is the net result of our operating, investing and financing activities outlined above. For the three months ended March 31, 2014, current liabilities increased $137,131 (1.0%), with specific decreases in current liabilities of $146,937 including: (i) $11,880 for conversion of accrued wages for stock, (ii) $135,057 for the revaluation of derivative liabilities related to the outstanding debentures, and specific increases in current liabilities of $284,068, including: (i) $10,004 short-term note payable due to reduction of debt discount, (ii) $13,962 in trade and accrued payables, (iii) $18,445 in accrued interest, and (iv) $241,657 for the continued accrual of unpaid wages and related expenses for all employees.

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

Other Liabilities

2013 Short-Term Promissory Notes

During 2013, the Company issued nine promissory notes to eight accredited investors in the aggregate principal amount of $179,500 ($179,275, net of commissions and expenses in the amount of $225), of which five notes for an aggregate of $48,500 originally matured during 2013 and were amended to mature on June 30, 2014, $14,000 matures on June 30, 2014, $100,000 matures on September 21, 2014, and $17,000 matures on October 25, 2014.  The terms of the notes are essentially the same as the 2011 and 2012 short-term promissory notes, except that $40,000 of the notes accrue interest at a rate of 12% per annum, one note for $8,500 was noninterest bearing during 2013 and accrues interest at a rate of 10% effective January 1, 2014, one note for $14,000 accrues interest at a rate of 10% per annum, one note for $8,500 accrues interest at a rate of 5.9%, with two notes for $108,500 being noninterest bearing.  Consideration for one $8,500 noninterest bearing note during 2013 received a modification to 540,000 warrants to include a cashless provision, one note of $8,500 received an extension of 4,632,725 warrants to December 31, 2018, and one for $100,000 received a 2% royalty payment of future TBDx™ net revenue in South Africa up to $300,000.  The Company issued to six of the note holders an aggregate of 450,000 shares of common stock, and the relative fair value of the common stock of $31,100 will be amortized over the term of the notes.

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

2006 through 2013 Short-Term Promissory Notes, Related Party

On October 18, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, our Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned the Company $100,000. The Company issued a non-negotiable promissory note, dated effective October 18, 2006, to Mr. Trudnak in the principal amount of $100,000. The note is unsecured, non-negotiable and non-interest bearing. The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default. The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of

$100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum. The note is not assignable by Mr. Trudnak without our prior consent. The Company may prepay the note in whole or in part upon ten days notice. On November 10, 2006, Mr. Trudnak extended the due date of the note to May 31, 2007.  Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008, and $5,000 on September 14, 2011, for cumulative outstanding loans of $129,000. The maturity date of the outstanding loans was extended to May 31, 2009, then to May 31, 2010 and June 30, 2011, and subsequently to December 31, 2011 and then to June 30, 2012.  On June 30, 2012, the outstanding loans were extended to December 30, 2012, and then to June 30, 2013, and subsequently to December 31, 2013. On December 31, 2013, the outstanding loans were extended to June 30, 2014. The Company repaid an aggregate of $6,900 of the notes during 2010, an aggregate $33,100 during 2011, an aggregate of $8,500 during 2013, resulting in an outstanding balance at March 31, 2014 of $80,500. The terms of the above transaction were reviewed and approved by the Company’s audit committee and by the independent members of our Board of Directors.

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

As of March 31, 2014, an aggregate of $3,461,795 in principal amount of the Series A Debentures have been converted into 8,730,037 shares of common stock, an aggregate of $663,043 in interest amount have been converted into 2,675,576 shares of common stock, and an aggregate of 1,779,596 Series D Warrants have been exercised resulting in the issuance of 1,284,964 shares of common stock. Accordingly, as of March 31, 2014, an aggregate of $1,688,205 of principal amount of the debentures remain unconverted.

Our outstanding Series A 10% Convertible Debentures originally became due on November 7, 2008. On October 15, 2010, we entered into an agreement with our two remaining Series A Debenture holders to amend and effect a restructuring of the debentures that originally became due on November 7, 2008.  Under the amendment agreement, the Company and two debenture holders agreed: (i)

to an extension of the maturity date of the debentures to June 30, 2011, (ii) that the $1,688,205 of outstanding principal amount will not bear interest from July 1, 2010 through the new maturity date, (iii) that, in exchange for the payment in cash of amounts of accrued but unpaid regular interest of approximately $638,163, and waived all additional interest and late fees, liquidated damages and certain other amounts due under the debentures (“Interest and Default Amounts”) the Company issued an aggregate of 2,552,653 shares of common stock, (iv) that all claims with regard to the payment of the Interest and Default Amounts and all prior events of default under the Debentures and breaches of any covenant, agreement, term or condition (“Defaults”) under our debentures and debenture transaction documents would be waived and the Company was released from any claims with respect to the Additional Interest and Late Fees of approximately $773,314, and Default Amounts of approximately $2,541,739, and prior Defaults Events, (v) to terminate the registration rights agreements between the Company and each debenture holder, and (vi) that the Company may force a conversion of the debentures if our common stock equals or exceeds certain price and volume conditions. There were no conversions of our debentures during 2013 or 2014.

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

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid. Therefore, the Company could be considered in default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. When an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of March 31, 2014 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

Prior to the Debenture amendment agreement and absent a default, the Debentures bore interest at the rate of 10% per annum.  The Debenture agreement, as amended on October 15, 2010, states no interest and that from July 1, 2010 through the maturity date of June 30, 2011, the principal amount of this Debenture shall bear no interest.” Any reference to the accrual of interest or late fees, beyond the maturity date, was specifically deleted from the Debenture agreement. If an Event of Default occurs, the outstanding principal amount of the Debenture, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder’s election, immediately due and payable in cash at the mandatory default amount. Commencing 5 days after the occurrence of any Event of Default that results in the eventual acceleration of the Debenture, the interest rate on the Debenture shall accrue at an interest rate equal to the lessor of 18% per annum or the maximum rate permitted under applicable law. In accordance with the terms of the amendment agreement, management believes there is no legal requirement to continue the accrual of interest or late fees. Management also determined that there are two (2) events that must take place before the default interest rate of 18% takes effect. One is an event of default, which occurred when the Company did not make payment of the outstanding principle amount on the amended due date of July 1, 2011. The other event is an “eventual acceleration” of the mandatory default amount, which did not take place since the default did not occur before the maturity date of June 30, 2011, and the event of default occurred on the due date of July 1, 2011 when payment was not made by the Company.  Since the default did not take place before the maturity or due date, no acceleration of the payment for the outstanding principal amount of the Debentures took place, and the 18% default interest provision does not apply.

The Debenture agreement, as amended on October 15, 2010, continues to permit the payment of interest, if due, in cash or registered shares of our common stock.  If we elected to pay the interest due in shares of our common stock, the number of shares to be issued in payment of interest is determined on the basis of 85% of the lesser of the daily volume weighted average price of our common stock as reported by Bloomberg LP (“VWAP”) for the five trading days ending on the date that is immediately prior to (a) date the interest is due or (b) the date such shares are issued and delivered to the holder. We could pay interest in shares of our common stock only if the equity conditions, described below, have been met during the 20 consecutive trading days prior to the date the interest is due and through the date the shares are issued. The payment of interest in shares of our stock, the redemption of the Debentures and the occurrence of certain other events, was subject to a requirement that certain equity conditions (“equity conditions”) were met, as follows: (i) we have honored all conversions and redemptions of a Debenture by the holder, (ii) we have paid all liquidated damages and other amounts due to the holder, (iii) the registration statement covering the resale of the shares underlying the Debentures and Series D Warrants is effective permitting a holder to utilize the registration statement to resell its shares, (iv) our stock is traded on the OTC Markets, OTCQB or other securities exchange and all of the shares upon conversion or exercise of the Debentures and Series D Warrants are listed for trading, (v) we have sufficient authorized but unreserved shares of our common stock to cover the issuance of the shares upon conversion or exercise of the Debentures and Series D Warrants, (vi) there is no event of default under the Debentures, (vii) the issuance of the shares would not violate a holder’s 4.99% or 9.99% ownership restriction cap, (viii) we have not made a public announcement of a pending merger, sale of all of our assets or similar transaction or a transaction in which a greater than 50% change in control of the Company may occur and the transaction has not been consummated, (ix) the holder is not in possession of material public information regarding us, and (x) the daily trading volume of our shares for 20 consecutive trading days prior to the applicable date exceeds 100,000 shares. Under the terms of the Debenture Amendment Agreement, (A) the equity condition in (iii) above was amended to provide that such condition is met if, in the alternative, the shares issuable upon conversion of the Debentures may then be resold pursuant to Rule 144 without restriction or limitation and the Company has delivered to a holder an opinion of the Company’s counsel that such resale may legally be made and provided the holder has furnished a representation letter reasonable acceptable to the Company’s counsel that the holder is not an “affiliate” for purposes of Rule 144; (B) the equity condition in (vi) above was amended to except an event of default that has previously been waived; and (C) the equity condition in (x) above was amended to except circumstances where another volume condition is applicable.

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

The Company had interest expense of $18,445, $17,429, and $139,632 for the three months ended March 31, 2014, the same period in 2013, and the period of April 1, 2012 through March 31, 2014 (the development stage), respectively. Debt discount amortization costs of $10,004, $3,002, and $51,000 for the three months ended March 31, 2014, the same period in 2013, and the period of April 1, 2012 through March 31, 2014 (the development stage), respectively

Additional Capital

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

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition, or results of operations as of March 31, 2014 and December 31, 2013.

Financial Condition, Going Concern Uncertainties and Events of Default

The Company, previously an operating stage company, became a development stage company on April 1, 2012, the date of inception as a development stage company for financial reporting. A development stage company, as defined by ASC-915-10 “Accounting and Reporting by Development Stage Enterprise”, is an entity that devotes substantially all of its efforts to establish a business and either of the following conditions exists: 1) the principal operations have not commenced, or 2) the principal operations have commenced, but there has been no significant revenue therefrom.  During the three months ended March 31, 2014, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Our independent registered public accounting firm’s report on the consolidated financial statements included herein, and in our Annual Report on Form 10-K for the year ended December 31, 2013, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

As of March 31, 2014, the Company has outstanding trade and accrued payables of $1,703,109, other accrued liabilities of $163,024, and accrued salaries and related expenses due to our employees and management of $8,329,722. Also, the Company has an outstanding noninterest-bearing loan from its previous Chief Executive Officer of $80,500, and $739,500 short-term notes from eleven (11) investors, which has debt discount outstanding of $10,566.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid. Therefore, the Company could be considered in default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. When an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of March 31, 2014 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

As of March 31, 2014, we had a cash balance of $1,017. Subsequently and through May 14, 2014, we issued five promissory notes to three accredited investors in the aggregate principal amount of $25,000. The notes are non-interest bearing, and as consideration to the note holders, the Company shall pay a total premium of 50% (total payment due of 1.5 times principal) of such note, and the entire unpaid principal and premium amounts shall become immediately due on or before September 30, 2014. If such note is not paid by September 30, 2014, then the Company shall pay a total premium of 100% (total payment due of 2 times principal), and such payment of total principal and premium amounts shall be from net revenue of future TBDx™ sales.  Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities. Currently, will require an aggregate of approximately we are spending or incurring (and accruing) expenses of approximately $190,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees. Management believes that we will require an aggregate of approximately $2,280,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.  This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

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

During the three months ended March 31, 2014, our total stockholders’ deficit increased by $154,759 to $13,080,836, and our consolidated net loss for the period was $176,896. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

Significant Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented.  The Company, previously an operating stage company, became a development stage company on April 1, 2012, the date of inception as a development stage company for financial reporting. A development stage company, as defined by ASC-915-10 “Accounting and Reporting by Development Stage Enterprise”, is an entity that devotes substantially all of its efforts to establish a business and either of the following conditions exists: 1) the principal operations have not commenced, or 2) the principal operations have commenced, but there has been no significant revenue therefrom.  For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  Except as disclosed in Part I, Item 4, Controls and Procedures of this report, and in Note 2 of our 2013 Form 10-K, there have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the three-month period ended March 31, 2014.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. There were no international revenues subject to such market risks during the three-month period ended March 31, 2014. International activities were mostly from our Signature Mapping™ revenue opportunities in South Africa and India. Therefore, we may be exposed to foreign exchange rate fluctuations as the Company continues to pursue the revenue opportunities outside the United States. As exchange rates vary, results when translated may vary from expectations and adversely impact overall expected profitability. As of March 31, 2014, the Company’s foreign currency exposure is related to accounts payable trade in the amount of $30,371.

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

Based on this evaluation, and for reasons discussed below, the Certifying Officers determined that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the Reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure. On November 6, 2013, the Company filed its June 30, 2013 Form 10-Q, which was due on August 14, 2013.

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

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below (which reflect changes to certain of the risk factors we disclosed in our 2013 Form 10-K) and other information contained in this Report in deciding whether to invest in our common stock, as well as certain  risk factors set forth under Part I, Item 1A of our 2013 Form 10-K.  Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our company.  If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.  In such case, the trading price of our common stock could decline, and you could lose a part of your investment.

Risks Related to Our Company and Our Operations

We have incurred substantial debt which could affect our ability to obtain additional financing and may increase our vulnerability to business downturns. We may be unable to repay our Series A Debentures that matured on June 30, 2011.

As of March 31, 2014, the aggregate principal under our outstanding Series A Debentures was $1,688,205, which matured on June 30, 2011. Also, we have outstanding trade and accrued payables of $1,703,109, other accrued liabilities of $163,024, and accrued salaries due to our employees and management of $7,713,839, as well as accrued related payroll liabilities of $615,883.  Also, the Company has an outstanding noninterest-bearing loan from its past Chief Executive Officer of $80,500, and $739,500 short-term notes from eleven (11) investors.  We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the outstanding principal in the event the debenture holders make a demand for payment; it may be more expensive and difficult to obtain additional financing; and we are more vulnerable to economic downturns.

We did not make timely payment of outstanding principal when due under our Series A Debentures, and failure to make such payment is an event of default under the debentures.  We have insufficient cash resources to repay the amounts due to our debenture holders.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid. Therefore, the Company could be considered in default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. When an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of March 31, 2014 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

We have a severe working capital deficit and, in addition to proceeds from financings, we continue to have outstanding loans from our previous chief executive officer and deferrals of salaries by our executive officer, employees and a consultant/director. In the event we are unable to pay our employees salaries, we may experience employee attrition which could materially and adversely affect our business and operations.

During the three months ended March 31, 2014, our total stockholders’ deficit increased by $154,759 to $13,080,836, and our consolidated net loss for the period was $176,896 or an decrease of 508,263 (74.2%) in net loss from the same period in 2013. Our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  Although we have obtained limited cash from certain financings, we continue to have outstanding loans from our previous chief executive officer of approximately $80,500, accrued and unpaid salaries of our three named executive officers in the amount of $4,375,778 and to other employees of $3,338,061, and outstanding accounts payable to a consultant/director of the Company in the amount of $ 804,250. The Company currently employs four full-time, two part-time employees, and one employee on a temporary leave of absence who assists the Company upon request, and during 2013 employed five full-time, one part-time employee, and one employee on a temporary leave of absence who assists the Company upon request.  The Company’s insolvency continues to increase the uncertainties related to its continued existence.  Also, in the event we are unable to pay our employees, we may continue to experience further employee attrition which could materially adversely affect our business and operations, including our ongoing research and development activities.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

Our certifying officers evaluated the effectiveness of our disclosure controls and procedures, and concluded that our disclosure controls were not effective for the period ending June 30, 2013, and that we had certain weaknesses during the period in our internal controls over timely reporting. Therefore, internal controls over timely reporting were ineffective as of the period covered by this Report.

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  The Certifying Officers designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is made known to management (including the Certifying Officers) by others within the Company, including its subsidiaries. We regularly evaluate the effectiveness of our disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly in our Forms 10-Q and annually in our Forms 10-K. In completing such reporting, we disclose, as appropriate, any significant change in our internal control over financial reporting that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As we disclosed above, on November 6, 2013, the Company filed its June 30, 2013 Form 10-Q, which was due on August 14, 2013.  Our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by such reports. Although the Certifying Officers have determined that our disclosure controls and procedures were not effective, management continues to believe that refinement to our disclosure controls and procedures is an ongoing progress. The Audit Committee believes the Company should continue the following activities: (a) additional education and professional development for the Company’s accounting and other staff on new and existing applicable SEC filing requirements, certain applicable SEC disclosure requirements, and the timing of the filing thereof, and (b) reviewing disclosure requirements, including Form 10-K and Regulation S-K disclosure requirements, SEC staff guidance and interpretations related thereto. While management is responsible for establishing and maintaining our disclosure controls and procedures and has taken steps to ensure that the disclosure controls are effective and free of “significant deficiencies” and/or “material weaknesses,” the ability of management to implement the remediation of such weaknesses and deficiencies and the inherent nature of our business and rapidly changing environment may affect management’s ability to be successful with this initiative.

Dilutive effect of conversion of Series A Senior Convertible Debentures, and the exercise of outstanding common stock purchase warrants, of which some carry a cashless exercise provision.

At March 31, 2014, an aggregate of 6,752,820 of our shares of our common stock issuable upon full conversion of our outstanding Series A Debentures.  The Company also has an aggregate of 23,095,609 of our shares issuable upon exercise of outstanding common stock purchase warrants that have an average exercise price of $0.26, of which approximately 5,558,747 warrants may be exercised pursuant to the cashless exercise provisions of such warrants and may be subsequently resold as “restricted securities” under the provisions of Rule 144 under the Securities Act.  Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.  Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

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

As of May 14, 2014, our directors and executive officers beneficially owned approximately 28.8% of our shares of common stock. Accordingly, our directors, executive officers and a most highly compensated employee are entitled to cast an aggregate of 12,858,534 votes on matters submitted to our stockholders for a vote or approximately 12.5% of the total number of votes entitled to be cast at a meeting of our stockholders. These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders. These matters would include the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may discourage or prevent someone from acquiring our business.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULT UNDER OUR SERIES A DEBENTURES

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid. Therefore, the Company could be considered in default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. When an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of March 31, 2014 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

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

APPLIED VISUAL SCIENCES, INC.
By: /s/ William J. Donovan William J. Donovan Chief Executive Officer (Principal Executive Officer)	By: /s/ Gregory E. Hare Gregory E. Hare Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 15, 2014