Form 10-Q
period 2014-09-30
Applied Visual Sciences, Inc.
filed 2014-11-19
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

_______________________________

FORM 10-Q

(Mark One)

X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

At November 19, 2014, the Registrant had 104,228,612 shares of Common Stock, $0.001 par value, outstanding.

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

37

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

44

ITEM 4.    CONTROLS AND PROCEDURES

45

PART II. OTHER INFORMATION

45

ITEM 1.     LEGAL PROCEEDINGS

45

ITEM 1A.  RISK FACTORS

45

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

47

ITEM 3.     DEFAULT UNDER OUR SERIES A DEBENTURES

48

ITEM 5.     OTHER INFORMATION

48

ITEM 6.     INDEX TO EXHIBITS

48

SIGNATURES

49

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash	$ 3,158	$ 1,108
Prepaid expenses	6,290	1,115
Total current assets	9,448	2,223

Fixed Assets, net	51,171	55,018

Other Assets
Intangible assets, net	297,757	315,855
Total assets	$ 358,376	$ 373,096

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable	$ 1,722,585	$ 1,689,147
Accrued wages and related	8,647,702	8,099,945
Other accrued liabilities	217,028	144,579
Notes payable and advances, related parties	80,500	80,500
Notes payable, net of discount	771,470	718,930
Convertible debentures	2,025,846	2,025,846
Derivative liabilities	202,585	540,226
Total current liabilities	13,667,716	13,299,173

Stockholders' (Deficit)
Convertible preferred stock, $0.20 par value; authorized 1,000,000 shares
Shares issued and outstanding at September 30, 2014 - none
Shares issued and outstanding at December 31, 2013 - none	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares
Shares issued and outstanding at September 30, 2014 - 104,168,612
Shares issued and outstanding at December 31, 2013 - 102,531,612	104,169	102,532
Additional paid-in capital	82,963,910	82,856,886
Accumulated comprehensive income	63,354	63,354
Deficit accumulated	(96,440,773)	(95,948,849)
Total stockholders' (deficit)	(13,309,340)	(12,926,077)
Total liabilities and stockholders' (deficit)	$ 358,376	$ 373,096

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013

Net revenues	$ -	$ -	$ -	$ -

Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Selling, general and administrative expense	221,838	401,036	737,576	1,638,162

Operating loss	(221,838)	(401,036)	(737,576)	(1,638,162)

Other income (expense)
Gain (loss) on disposal of fixed asset	-	-	-	8,338
Interest expense	(29,091)	(18,016)	(72,449)	(53,259)
Debt discount amortization	(3,999)	(49)	(19,540)	(3,112)
Financing costs	-	-	-	(225)
Reevaluation of derivative liabilities	67,528	202,585	337,641	(135,056)
Other income (expense)	34,438	184,520	245,652	(183,314)

Net loss before income taxes	(187,400)	(216,516)	(491,924)	(1,821,476)
Provision for income taxes	-	-	-	-

Net loss	$ (187,400)	$ (216,516)	$ (491,924)	$(1,821,476)

Net loss per common share
Basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.02)

Weighted average common shares outstanding
Basic	103,897,786	101,401,829	103,268,381	100,686,522

Comprehensive income
Comprehensive income - beginning of period	$ 63,354	$ 63,354	$ 63,354	$ 63,354
Cumulative translation adjustments	-	-	-	-

Comprehensive income - end of period	$ 63,354	$ 63,354	$ 63,354	$ 63,354

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (491,924)	$ (1,821,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,270	55,400
Amortization of debt discounts	19,540	3,112
Stock-based compensation expense	18,279	597,711
Revaluation derivative instrument (income) expense	(337,641)	135,056
Gain on disposal of fixed assets	-	(8,338)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(5,175)	(1,900)
Decrease in other noncurrent assets	-	11,122
Increase in accounts payable	33,438	86,707
Increase in accrued wages and related	588,139	731,306
Increase in other accrued liabilities	72,449	53,260
Net cash flows used in operating activities	(60,625)	(158,040)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(20,325)	-
Investment in patents	-	(2,620)
Proceeds from sale of fixed assets and intangible assets	-	28,934
Net cash provided by (used in) investing activities	(20,325)	26,314

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	50,000	-
Proceeds from short-term notes payable, net	33,000	148,500
Reduction of short-term notes payable, related party	-	(8,500)
Net cash flows provided by financing activities	83,000	140,000

Net increase in cash	2,050	8,274
Cash at beginning of the period	1,108	3,445
Cash at end of the period	$ 3,158	$ 11,719

Supplemental disclosure of cash flow information:
Cash items paid during the period:
Interest expense	$ -	$ -
Income taxes	-	-
Noncash items during the period:
Conversion of accounts payable to common stock	-	5,150
Conversion of accrued wages to common stock	-	70,000
Conversion of accrued wages for exercise of employee stock options	40,380	-

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

The Company has two groups of products and services - Security (PinPoint™) and Healthcare (Signature Mapping™ Medical Computer Aided Detection (“Medical CAD”)).  The Company has determined that as a result of no revenue generated for the nine months ended September 30, 2014 and 2013, we operate under one business unit in The America’s, and have pursued one product line, Healthcare’s Tuberculosis Detection (“TBDx™”) software in South Africa, India, Nigeria, and Peru.

Stock-Based Compensation

The Company has two active equity compensation plans which include the Amended and Restated 2003 Stock Incentive Plan and the 2009 Stock Compensation Plan (collectively, the “Plans”). A total of 50,000,000 shares were reserved for issuance under these Plans in the form of stock-based awards to employees, non-employee directors and outside consultants of the Company, and as of September 30, 2014, no shares of common stock remain available for future issuance. The grant of awards under the Plans require approval by the Compensation Committee of the Board of Directors of the Company (or the Board of Directors, in the absence of such a committee) (the “Committee”), and the Committee is authorized under the Plans to take all actions that it determines to be necessary or appropriate in connection with the administration of the Plans.

The Company adopted the provisions of ASC 718-10, “Share-Based Payment” to account for its share-based payments. ASC 718-10 requires all share-based payments to employees, or to non-employee directors as compensation for service on the Board of Directors, to be recognized as compensation expense in the consolidated financial statements based on the estimated fair values of such options as calculated using the Black-Scholes model, and the related expense is recognized on a straight-line basis over the service period to vesting for each grant, net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience within separate groups of employees. In accordance with ASC 718-10, the Company recognized total stock-based compensation expense for employees and non-employee members of the Board of Directors for the nine months ended September 30, 2014 and 2013, of $10,279, and $592,211, respectively.

The Company accounts for stock options granted to non-employees in accordance with ASC 718-10 and ASC 505-50, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services.” ASC 505-50 establishes the measurement principles for transactions in which equity instruments are issued in exchange for the receipt of goods or services. The Company has relied upon the guidance provided under ASC 505-50 to determine the measurement date and the fair value re-measurement principles to be applied, and recognizes as an expense the estimated fair value of such options as calculated using the Black-Scholes model. The fair value is remeasured during the service period at each balance sheet date, and is amortized over the remaining service period to vesting for each option or the remaining term of the recipient’s contractual arrangement, whichever is shorter. The Company recognizes compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate. Total stock-based compensation expense for consultants during the nine months ended September 30, 2014, and 2013 was $8,000, and $5,500, respectively.

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

Factors considered in granting stock options included: (i) the general policy during the past five, and in the foreseeable future, of not increasing base salaries of all employees, (ii) the performance of employees, (iii) the employees’ increasing responsibilities in a dynamic, and shrinking organization, and (iv) the accomplishments achieved by the Company during the prior year.  The 2003 Plan has been the principal method for our employees and executive officers to acquire equity interests in the Company. We believe that the annual aggregate value of these awards should be set near competitive median levels for comparable companies.  We may provide a greater portion of total compensation to our executives and employees through stock options given the general policy of not increasing base salaries in the foreseeable future. Our Compensation Committee administers the 2003 Plan based on the above factors, and there were no stock options granted to employees during the nine months ended September 30, 2014. The Compensation Committee, based on management’s recommendation and discussions with the Committee, may grant stock options to new employees.  There were no stock options granted to new employees during the nine months ended September 30, 2014, since there were no new employees hired during this period.

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

As of September 30, 2014, the Company has reserved under the 2003 plan 22,556,992 shares to be issued upon exercise of outstanding options granted to all employees, including its named executives, and 2,033,353 unissued options were cancelled upon termination of the 2003 Plan on August 29, 2013, making no shares of common stock that remain available for future awards. Compensation expense for stock options granted is recognized over the requisite service period, which is typically the period over which the stock-based compensation awards vest. Stock-based compensation expense recognized during the nine months ended September 30, 2014 was $10,279, and $592,211 during he same period in 2013.

Stock Options Exercised under the 2003 Plan

During the nine months ended September 30, 2014, the Company issued 1,237,000 shares of common stock to an employee who exercised 1,237,000 stock options, using accrued salaries. Common stock was increased by $1,237 for the par value of the shares, and paid-in capital was increased by $39,143, and accrued salaries were reduced by $40,380.

Summary of stock option activity under the 2003 Plan for the nine months ended September 30, 2014 issued to employees, non-employee members of the Board of Directors and consultants is as follows:

Fiscal Year and Activity	Weighted- Average Exercise Price	Number of Options
Outstanding December 31, 2013	$ 0.14	25,422,347

Fiscal 2014 activity
Granted	-	-
Exercised	0.03	(1,237,000)
Cancelled	0.30	(1,628,355)
Outstanding September 30, 2014	0.13	22,556,992

Reserved for future issuance at September 30, 2014 (the 2003 Plan expired on August 29, 2013)		-

The following table summarizes additional information about the 2003 Plan stock options outstanding at September 30, 2014:

Issued and Outstanding				Exercisable
Type of Option and Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Yrs)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Price
Nonqualified Stock Options $0.30 (1) (4)	25,000	1.0	0.30	25,000	0.30
Incentive Stock Options $0.15 - $4.05 (2)	649,300	3.1	0.98	649,300	0.98
Incentive Stock Options $0.03 - $0.30 (3) (4)	21,882,692	6.9	0.11	21,882,692	0.11
Total	22,556,992	6.8	$ 0.13	22,556,992	$ 0.13

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

The following is a summary of the number and type of awards granted to, or exercised or forfeited by, employees, non-employee members of the Board of Directors and consultants pursuant to the Company’s 2009 Stock Compensation Plan for the nine months ended September 30, 2014:

	Weighted- Average Grant or Exercise Price Per Share

Fiscal Year and Activity		Number of Shares
Reserved for future issuance as of December 31, 2013		185,000

Fiscal 2014 activity:
Common stock awards	$ 0.25	185,000
Restricted stock awards	-	-
Restricted stock rights	-	-
Non-qualified stock options	-	-
Issued during 2014	0.25	185,000

Reserved for future issuance as of September 30, 2014		-

Stock options or restricted stock rights outstanding		-

Stock Issued under the 2009 Plan

On July 18, 2014, the company sold to an accredited investor, under the 2009 Stock Compensation Plan, an aggregate of 185,000 shares of common stock.  Common stock was increased by $185 for the par value of the shares, and paid-in capital was increased by $46,065.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. For financial statement purposes, depreciation is provided on the straight-line method over the estimated useful life of the asset ranging from 3 to 10 years.

	(Unaudited)
Asset (Useful Life)	September 30, 2014	December 31, 2013
Software (3 years)	$ 84,224	$ 84,224
Computer equipment (3 - 5 years)	329,861	329,861
Furniture and fixtures (7 - 10 years)	231,033	231,033
Equipment (7 - 10 years)	101,052	80,727
Fixed assets, gross	746,170	725,845
Less accumulated depreciation	694,999	670,827
Fixed assets, net	$ 51,171	$ 55,018

Depreciation expense for property and equipment was $24,172 and $30,717 in the nine months ended September 30, 2014, and the same period in 2013, respectively, and is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

During fiscal 2013, the Company received proceeds in the amount of $28,934 from the sale of furniture.  The book value of the assets sold during this period was $20,596 (gross cost of $92,606 and accumulated depreciation of $72,010), resulting in a gain on the sale of fixed assets during the period of $8,338. There was no such sale of furniture during the nine months ended September 30, 2014.

Goodwill and Other Intangible Assets

Intangible Assets – Intangible assets consist of acquired software and patents. The Company incurs costs for intangible assets related to our patents. Under ASC 350, “Goodwill and Other Intangible Assets,” such assets acquired including software technology is considered to have a finite life.  Patent acquisition costs pertaining to PinPoint™ and Signature Mapping™ (products not acquired through acquisition) have been capitalized, and are being amortized on a straight-line basis over the expected 20-year legal life of the patents.  The Company evaluates the periods of amortization continually to determine whether later events or circumstances require revised estimates of useful lives. In addition, ASC 985-20, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” requires the Company to consider whether or not the software technology is impaired on a quarterly basis. We evaluate the carrying value of long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying value of an asset within the scope of ASC 360-10, “Accounting of the Impairment or Disposal of Long-Lived Assets” may not be recoverable. Our assessment for impairment of intangible assets involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, and considers year-end the date for its annual impairment testing.  The Company prepared this analysis as of September 30, 2014, and the same period of 2013, and concluded that the intangible assets are not impaired.  Therefore, there was no impairment expense during the nine months ended September 30, 2014, or 2013.

Nine months ended September 30, 2014
	Beginning Period Cost			Net Book Value
		Additions	Reductions
Intangibles with finite lives:
Patent acquisition costs	$ 315,855	$ 0	$ 18,098	$ 297,757

We anticipate incurring additional patent acquisition costs during the year ending December 31, 2014 (Fiscal 2014). Based on the net book value of patents acquisition costs at September 30, 2014, the Company estimates amortization expense for intangible assets to be $24,130 for each of the Fiscal years 2014 through 2019, and $171,075 thereafter.

Excess of Purchase Price over Net Assets Acquired (Goodwill) – The Company follows the provisions of ASC 805-10, “Business Combinations” and ASC 350-10, “Goodwill and Other Intangible Assets.” These statements establish financial accounting and reporting standards for acquired goodwill.  Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements.  Effective January 1, 2002, with the adoption of ASC 350-10, goodwill must be evaluated for impairment and is no longer amortized.  Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired.  To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets.  We determine impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill.  Impairment is tested annually or whenever indicators of impairment arise.  There was no goodwill on the consolidated balance sheet of the Company during the nine months ended September 30, 2014, or during the same period in 2013, as a net realizable value analysis was made for goodwill in prior years during the Company’s operating stage and such asset was fully impaired during those prior years.

Impairment of Excess Purchase Price over Net Assets Acquired – The Company follows the provisions of ASC 350-10 “Goodwill and Other Intangible Assets” for the impairment of goodwill. The Company determines impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill. Impairment is tested annually or whenever indicators of impairment arise.  There was no goodwill on the consolidated balance sheet of the Company for the nine months ended September 30, 2014, or during Fiscal 2013 and, as a net realizable value analysis was made for goodwill in prior years and such asset was considered fully impaired during those prior years.

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

Recently Issued Accounting Pronouncement

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern. The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

In June 2014, the FASB amended its authoritative guidance on accounting for certain share-based payment awards.  The amended guidance requires that if share-based compensation awards have terms of a performance target that affect vesting and that could be achieved after the requisite service period, such performance target should be treated as a performance condition.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved.  This guidance becomes effective for the Company’s fiscal 2017 first quarter, with early adoption permitted.  The guidance will permit an entity to apply the amendments in the update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the consolidated financial statements and to all new or modified awards thereafter.  The Company will apply this new guidance when it becomes effective, and is currently evaluating the impact of adoption on its consolidated financial statements.

In May 2014, the FASB issued authoritative guidance that defines how companies should report revenues from contracts with customers.  The standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  It provides companies with a single comprehensive five-step principles-based model to use in accounting for revenue and supersedes current revenue recognition requirements, including most industry-specific and transaction-specific revenue guidance.  This guidance becomes effective for the Company’s fiscal 2018 first quarter, and early adoption is not permitted.  The guidance permits an entity to apply the standard retrospectively to all prior periods presented, with certain practical expedients, or apply the requirements in the year of adoption, through a cumulative adjustment.  The Company will apply this new guidance when it becomes effective and has not yet selected a transition method.  The Company is currently evaluating the impact of adoption on its consolidated financial statements.

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

(3)

Financial Condition, Going Concern Uncertainties and Events of Default

The Company, previously an operating stage company, became a development stage company on April 1, 2012. A development stage company, as defined by ASC-915-10 “Accounting and Reporting by Development Stage Enterprise”, is an entity that devotes substantially all of its efforts to establish a business and either of the following conditions exists: 1) the principal operations have not commenced, or 2) the principal operations have commenced, but there has been no significant revenue therefrom.  During the nine months ended September 30, 2014, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Our independent registered public accounting firm’s report on the consolidated financial statements included herein, and in our Annual Report on Form 10-K for the year ended December 31, 2013, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder. In addition, the Company is currently evaluating the impact of ASU No. 2014-15, Presentation of Financial Statements—Going Concern, on its disclosures regarding the Company’s ability to continue as a going concern.

As of September 30, 2014, the Company has outstanding trade and accrued payables of $1,722,585, other accrued liabilities of $217,028, and accrued salaries and related expenses due to our employees and management of $8,647,702. Also, the Company has an outstanding noninterest-bearing loan from its previous Chief Executive Officer of $80,500, and $772,500 short-term notes from thirteen (13) investors, which has debt discount outstanding of $1,030.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid. Therefore, the Company could be considered in default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. When an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of September 30, 2014 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

As of September 30, 2014, we had a cash balance of $3,158. Subsequently and through November 19, 2014, Company sold to accredited investor an aggregate of 60,000 shares of common stock and 300,000 Class Q Warrants for gross proceeds of $15,000. The Class Q Warrants are exercisable at a price of $0.25 per share; contain a cashless provision, a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire on December 31, 2017. Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities. Currently, will require an aggregate of approximately we are spending or incurring (and accruing) expenses of approximately $150,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees. Management believes that we will require an aggregate of approximately $1,800,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.  This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

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

During the nine months ended September 30, 2014, our total stockholders’ deficit increased by $383,263 to $13,309,340, and our consolidated net loss for the period was $491,924, or a decrease of $1,329,552 (73.0%) in net loss from the same period in 2013 of $1,821,476.  Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

(4)

Stockholders’ Equity

Common Stock Issued Including Exercises of Warrants and Options

During the nine months ended September 30, 2014, a company employee exercised 1,237,000 stock options for 1,237,000 shares of common stock using accrued and unpaid wages.  The shares were issued under the 2003 Stock Incentive Plan.  Common stock was increased by $1,237 for the par value of the shares, paid-in capital was increased by $39,143, and accrued wages was reduced by the total exercise price of $40,380.

On July 18, 2014, the Company received $50,000 from an accredited investor and issued an aggregate of 200,000 shares of common stock, of which 185,000 shares were issued under the 2009 Stock Compensation Plan. Common stock was increased by $200 for the par value of the shares and $49,800 to paid-in capital.

On July 1, 2014, the Company issued 200,000 shares of common stock to a consultant as compensation for business advisory services.  Common stock was increased by $200 for the par value of the shares, $7,800 to paid-in capital, with an offset to deferred compensation for the fair value on the date of issuance of $8,000.  The Company recorded consulting expense over the three-month service period in the amount of $8,000.

Other Common Stock Purchase Warrants Issued, Expired, or Forfeited

During the nine months ended September 30, 2014, an aggregate of 5,821,101 common stock purchase warrants expired, of which 4,377,274 Class L warrants, 800,000 Class M warrants, and 200,000 Class Q warrants issued to investors, 380,827 to placements agents, and 63,000 Class Q warrants to consultants.

The Company has issued warrants as compensation to its note holders, placement agents and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.  The table below shows by category, the warrants issued and outstanding at September 30, 2014.

Common Stock Purchase Warrants	Number of Warrants Outstanding and Exercisable	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Note and debenture holders	10,000	December 2007	$ 0.70	December 2014
	150,000	January 2010	0.25	January 2015
	78,750	September 2010	0.25	September 2015

	238,750

Private placement investors	214,285	March 2008	0.75	December 2014
	3,881,973	July to August 2009	0.25	December 2018
	2,099,007	Oct to Dec 2009	0.25	Oct to December 2014
	400,000	November 2009	0.25	December 2016
	200,000	March 2010	0.25	December 2016
	2,299,568	March to June 2010	0.25	March to June 2015
	200,000	April 2010	0.25	December 2017
	750,752	May to Aug 2010	0.25	December 2018
	3,731,155	July to Sept 2010	0.25	July to September 2015
	5,301,345	Oct to Dec 2010	0.25	Oct to December 2015
	400,000	February 2011	0.25	August 2015
	800,000	February 2011	0.25	February 2016
	88,000	October 2011	0.25	October 2015
	300,000	March 2012	0.25	March 2015
	20,666,085

Placement agents	205,000	December 2009	0.28	December 2014
	72,000	February 2011	0.25	February 2016
	277,000

Consultants	200,000	December 2009	0.25	December 2014
	14,000	August 2010	0.28	August 2015
	14,000	September 2010	0.25	September 2015
	228,000

Total Warrants Issued/Outstanding	21,409,835

As of September 30, 2104, approximately 4,843,973 of the above warrants may be exercised pursuant to the cashless exercise provisions of such warrants and, if so exercised, the shares may be subsequently resold under the provisions of Rule 144 under the Securities Act. Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.

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

During November 2014, the Company sold to an accredited investor an aggregate of 60,000 shares of common stock and 300,000 Class Q Warrants for gross proceeds of $15,000. The Class Q Warrants are exercisable at a price of $0.25 per share; cashless provision, contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire on December 31, 2017. Common stock was increased by $60 for the par value of the shares and $14,940 to paid-in capital.

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

	Level 1	Level 2	Level 3	Total
Assets
Cash	$ 3,158	$ -	$ -	$ 3,158

Liabilities
Convertible debentures	$ -	$ -	$ 2,025,846	$ 2,025,846
Derivative liabilities	-	-	202,585	202,585
Notes payable, net of discount	-	-	771,470	771,470
Notes payable and advances, related parties	80,500	-	-	80,500
Total	$ 80,500	$ -	$ 2,999,901	$ 3,080,401

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets
Cash	$ 1,108	$ -	$ -	$ 1,108

Liabilities
Convertible debentures	$ -	$ -	$ 2,025,846	$ 2,025,846
Derivative liabilities	-	-	540,226	540,226
Notes payable, net of discount	-	-	718,930	718,930
Notes payable and advances, related parties	80,500	-	-	80,500
Total	$ 80,500	$ -	$ 3,285,002	$ 3,365,502

The estimated fair values of the Company’s derivative liabilities are as follows:

	Convertible	Derivative	Notes Payable
Liabilities Measured at Fair Value	Debentures (1)	Liabilities (2)	(3)	Total
Beginning balance as of December 31, 2012	$ 2,025,846	$ 202,585	$ 559,704	$ 2,788,135
Revaluation (gain)/loss in interest expense	-	337,641	-	337,641
Issuances, net of discount	-	-	148,400	148,400
Amortization of discount	-	-	10,826	10,826
Balance as of December 31, 2013	$ 2,025,846	$ 540,226	$ 718,930	$ 3,285,002
Revaluation (gain)/loss in interest expense	-	(337,641)	-	(377,641)
Issuances, net of discount	-	-	33,000	33,000
Amortization of discount	-	-	19,540	19,540
Ending balance as of September 30, 2014	$ 2,025,846	$ 202,585	$ 771,470	$ 2,999,901

Total (gain)/loss from revaluation of derivatives and event of default included in earnings for the period and reported as an adjustment to interest is as follows:

For fiscal 2013	$ -	$ 337,641	$ 10,826	$ 348,467
For nine months ended September 30, 2014	-	(337,641)	19,540	(318,101)

(1) The balance as of September 30, 2014 and December 31, 2013, includes $1,688,205 for the outstanding convertible debentures issued November 8, 2006 and April 12, 2007, and an additional amount of $337,641 for the event of default provision under the debentures October 15, 2010 amendment agreement.

(2) Represents the conversion feature of outstanding convertible debentures issued November 8, 2006 and April 12, 2007.  The fair value of the conversion feature since May 20, 2009, the final milestone reset date of the debentures, was determined using market quotation.

(3) The balance represents the outstanding short-term notes payable issued since October 2011, less remaining notes discount for the fair value of common stock when issued in conjunction with the notes.  The note discount is being amortized over the original term of the notes.  The outstanding notes payable at September 30, 2014 and December 31, 2013, is $772,500 and $739,500, respectively, and the outstanding notes discount at September 30, 2014 and December 31, 2013, is $1,030 and $20,570, respectively.

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

CONSOLIDATED RESULTS OF OPERATIONS

Results of Operations

Three months ended September 30, 2014 Compared to the three months ended September 30, 2013

The following analysis reflects the condensed consolidated results of operations of the Company and its subsidiaries.

Net Revenues. There were no revenues for three months ended September 30, 2014, or for the same period in 2013.

Cost of Sales.  There was no cost of sales for three months ended September 30, 2014, or for the same period in 2013.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended September 30, 2014 of $221,838, decreased by $179,198 (44.7%), as compared to $401,036 for the same period in 2013. The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the three month period.

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

Payroll and related costs, which includes salaries, commissions, taxes and benefits, decreased $83,172 (35.1%) due to a reduction in staff. The Company currently employs three full-time, two part-time employees, and one employee on a temporary leave of absence who assists the Company upon request, and during 2013 we employed five full-time, one part-time employee, and one employee on a temporary leave of absence who assists the Company upon request.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees decreased for the three months ended September 30, 2014 versus the same period last year by $27,163 (65.0%) due to: (i) information technology consulting fees of $24,999, and (ii) miscellaneous services and fees of $2,164.

Research and development (“R&D”) costs increased for the three months ended September 30, 2014, compared to the same period last year by $4,755 (36.9%), due to Signature Mapping TBDx™ increased development activities on performance metrics and algorithm improvements in support of  certification development activities.

Other operating expenses increased by $6,913 (85.5%) to $14,996 for the three months ended September 30, 2014, compared to $8,083 for the same period in 2013. The increase is attributed to: (i) travel costs of $6,270 for the timing of business development and certification activities in July and August 2014, and (ii) other operating expenses of $643.

Depreciation and amortization expense in selling, general, and administrative for the three months ended September 30, 2014 is $12,875, compared to the same period in 2013 of $18,032, or a decrease of $5,157 (28.6%).  The decrease is due to the impact of fully depreciated assets in prior periods.

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee members of our Board of Directors, and consultants in lieu of cash compensation. The Company granted stock options to employees in January and August of 2013, and no stock options were issued to employees during 2014.  During the three months ended September 30, 2014, the Company recognized stock-based compensation expense associated with employees, including its named executives, of $0, and for consultants of $8,000. During the same period of 2013, the Company recognized stock-based compensation expense for employees and directors of $83,374, and an expense of $0 for consulting services.  Stock-based compensation expense for the current period decreased $83,374 for employees and increased $8,000 for consultants.

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

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income and expense. Net other income for the three months ended September 30, 2014 was $34,438, compared to $184,520 for the same period last year, for a decrease in other income of $150,082 (81.3%).

There was no interest income from interest bearing accounts for the three months ended September 30, 2014, or for the same period in 2013, due to low average daily cash balances in interest bearing accounts during the periods.

For the three months ended September 30, 2014, the Company had other non-operating income of $34,438, compared to $184,520 for the same period in 2013, or a decrease in non-operating income of $150,082 (81.3%).  The components of non-operating income

(expense) for the third quarter of 2014 and 2013, and the variances include: (i) debt discount amortization costs in 2014 of $3,999 and $49 in 2013, or an increase in expense of $3.950, (ii) interest expense in 2014 for short-term notes of $29,091, whereby $18,016 for the same period in 2013, or an increase in expense of $11,075 (38.1%), (iii) income of $67,528 in 2014 for the revaluation of derivative liability related to the outstanding debentures, compared to $202,585 in 2013, or a decrease in income of $135,057 (66.7%). Non-cash other income included above for the three months ended September 30, 2014 was $63,529, compared to $202,536 for the same period in 2013, or a decrease in non-cash other income of $139,007 (68.6%).

Net Loss and Net Loss per Common Share.  Net loss for the three months ended September 30, 2014 was $187,400, compared to $216,516 for the same period in 2013, for a decrease in net loss of $29,116 (13.4%). Net loss for the Company per common share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of shares outstanding. Net loss per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from contingently issuable shares (i.e. common stock purchase warrants and stock options issued and outstanding).

Reconciliation between the numerators and denominators of the basic EPS computations is as follows:

	Three Months Ended September 30
	2014	2013
Numerator:
Net loss	$ (187,400)	$ (216,516)

Denominator:
Weighted average common shares outstanding - basic	103,897,786	101,401,829

Net loss per common share - basic	$0.00	$0.00

Nine months ended September 30, 2014 Compared to the nine months ended September 30, 2013

The following analysis reflects the condensed consolidated results of operations of the Company and its subsidiaries.

Net Revenues. There were no revenues for nine months ended September 30, 2014, or for the same period in 2013.

Cost of Sales.  There was no cost of sales for nine months ended September 30, 2014, or for the same period in 2013.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the nine months ended September 30, 2014 of $737,576, decreased by $900,586 (55.0%), as compared to $1,638,162 for the same period in 2013. The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the three month period.

	Six Months Ended June 30
	2014	2013	$ Change	% Change
Payroll and related costs	$ 543,169	$ 714,092	$ (170,923)	(23.9)
Professional fees	57,871	166,971	(109,100)	(65.3)
Research and development costs	44,968	51,402	(6,434)	(12.5)
Other operating expenses	31,019	52,586	(21,567)	(41.0)
Depreciation and amortization	42,270	55,400	(13,130)	(23.7)
Stock-based compensation	18,279	597,711	(579,432)	(96.9)
Total	$ 737,576	$ 1,638,162	$ (900,586)	(55.0)

Payroll and related costs, which includes salaries, commissions, taxes and benefits, decreased $170,923 (23.9%). The Company currently employs three full-time, two part-time employees, and one employee on a temporary leave of absence who assists the Company upon request, and during 2013 we employed five full-time, one part-time employee, and one employee on a temporary leave of absence who assists the Company upon request.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees decreased for the nine months ended September 30, 2014 versus the same period last year by $109,100 (65.3%) due to: (i) a decrease in legal fees of $4,938, (ii) an increase in general consultants, miscellaneous services and fees of $4,167, and (iii) a decrease in information technology consulting fees of $108,329.

Research and development (“R&D”) costs decreased for the nine months ended September 30, 2014, compared to the same period last year by $6,434 (12.5%), due to Signature Mapping TBDx™ decreased development activities on performance metrics and algorithm improvements in support of certification and business development activities.

Other operating expenses decreased by $21,567 (41.0%) to $31,019 for the nine months ended September 30, 2014, compared to $52,586 for the same period in 2013. The decrease is attributed to: (i) decreased travel costs of $1,321 due to timing of business development and certification activities, (ii) decreased utilities and phone costs of $4,480, (iii) a decrease in rent expense of $16,953, and (iv) an increase in other operating expenses of $1,187.

Depreciation and amortization expense in selling, general, and administrative for the nine months ended September 30, 2014 is $42,270, compared to the same period in 2013 of $55,400, or a decrease of $13,130 (23.7%).  The decrease is due to the sale of furniture in March 2013, which reduced the depreciable base amount and the impact of fully depreciated assets in prior periods.

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee members of our Board of Directors, and consultants in lieu of cash compensation. The Company granted stock options to employees in January and August of 2013, and no stock options were issued to employees during 2014. During the nine months ended September 30, 2014, the Company recognized stock-based compensation expense associated with employees, including its named executives, of $10,279, and for consultants of $8,000. During the same period of 2013, the Company recognized stock-based compensation expense for employees and directors of $592,211, and an expense of $5,500 for consulting services. Stock-based compensation expense for the current period decreased $581,932 (98.3%) for employees and an increase of $2,500 (45.5%) for consultants.

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

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income and expense. Net other income for the nine months ended September 30, 2014 was $245,652, compared to net other expense of $183,314 for the same period last year, for a decrease in other expense of $428,966 (234.0%).

There was no interest income from interest bearing accounts for the nine months ended September 30, 2014, or for the same period in 2013, due to low average daily cash balances in interest bearing accounts during the periods.

For the nine months ended September 30, 2014, the Company had other non-operating income of $245,652, compared to an expense of $183,314 for the same period in 2013, or a decrease in non-operating expense of $428,966 (234.0%). The components of non-operating income (expense) for the first nine months of 2014 and 2013, and the variances include: (i) financing costs for commissions on short-term notes of $0 in 2014 versus $225 for the same period in 2013, or a decrease of $225 (100.0%), (ii) a gain from the sale of furniture of $0 in 2014, and in 2013 of $8,338, (iii) debt discount amortization costs in 2014 of $19,540 and $3,112 in 2013, or an increase in expense of $16,428 (527.9%), (iv) interest expense in 2014 for short-term notes of $72,449, whereby $53,259 for the same period in 2013, or an increase in interest expense of $19,190 (36.0%), (v) income of $337,641 in 2014 for the revaluation of derivative liability related to the outstanding debentures, compared to an expense of $135,056 in 2013, or a decrease in expense of $472,697 (350.0%). Non-cash other income included above for the nine months ended September 30, 2014 was $318,101, compared to other expense of $138,168 for the same period in 2013, or a decrease in non-cash other expense of $456,269 (330.2%).

Net Loss and Net Loss per Common Share.  Net loss for the nine months ended September 30, 2014 was $491,924, compared to $1,821,476 for the same period in 2013, for a decrease in net loss of $1,329,552 (73.0%). Net loss for the Company per common share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of shares outstanding. Net loss per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from contingently issuable shares (i.e. common stock purchase warrants and stock options issued and outstanding).

Reconciliation between the numerators and denominators of the basic EPS computations is as follows:

	Nine Months Ended September 30
	2014	2013
Numerator:
Net loss	$ (491,924)	$ (1,821,476)

Denominator:
Weighted average common shares outstanding - basic	103,268,381	100,686,522

Net loss per common share - basic	$0.00	($0.02)

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Nine Months Ended September 30
Category	2014	2013
Net cash (used) in operating activities	$ (60,625)	$ (158,040)
Net cash provided by (used in) investing activities	(20,325)	26,314
Net cash provided by financing activities	83,000	140,000
Effect of exchange rates on cash and cash equivalents	-	-
Net increase in cash	$ 2,050	$ 8,274

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2014, was $60,625, compared with net cash used in operating activities of $158,040 during the same period for 2013, or a decrease in the use of cash for operating activities of $97,415 (61.6%). The decrease in the use of cash is due to: (i) lower operating costs including, but not limited to a decrease in selling, general and administrative costs (other than depreciation and amortization, and stock based compensation) of $308,024 (31.3%), and an increase in non-operating expense (other than noncash items) of $18,965 (35.5%); and (ii) offset by a net decrease in components of operating assets and liabilities of $191,644 (21.8%).

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 was $20,325, versus net cash provided by investing activities for the same period in 2013 of $26,314.  The net increase in cash used in investing activities was $46,639 (177.2%), which includes: (i) cash provided by the sale of furniture in 2013 of $28,934, and (ii) a net increase in the purchase of equipment and patent costs of $17,705. The Company anticipates it will incur additional equipment costs during the current fiscal year ending December 31, 2014, as we continue the certification process of TBDx™ in other countries.

Net Cash Provided by Financing Activities

Net proceeds from financing activities were $83,000 for the nine months ended September 30, 2014, compared with $140,000 for the same period in 2013, or a decrease of $57,000 (40.7%). The decrease in net cash provided by financing activities is due to: (i) a decrease of $8,500 in the reduction of short-term notes from a related party, (ii) an increase of $50,000 in proceeds from the sale of common stock, and (iii) a decrease from the issuance of short-term notes of $115,500. Management is seeking, and expects to continue to seek to raise additional capital through equity or debt financings or bank borrowings, including through one or more equity or debt financings or bank borrowings to fund its operations, repay or repurchase its debentures, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

Cash

Our cash increased during the nine months ended September 30, 2014 by $2,050, compared to an increase in cash during the same period in 2013 of $8,274. As outlined above, the increase in cash for the current period in 2014 was the result of; (i) cash used in operating activities of $60,625, (ii) cash used in investing activities of $20,325, and (iii) cash from financing activities of $83,000.  The net change in cash for the nine months ended September 30, 2014, as compared to the same period in 2013, was $6,224 (75.2%), and is the result of (i) a decrease in cash used in operating activities of $97,415 (61.6%), (ii) an increase in investing activities $46,639 (177.2%), and (iii) a decrease in financing activities of $57,000 (40.7%).

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

	(unaudited)
Category	September 30, 2014	December 31, 2013
Cash	$ 3,158	$ 1,108

Current assets	9,448	2,223
Current liabilities	13,667,716	13,299,173
Working capital (deficit)	$ (13,658,268)	$ (13,296,950)

Cash is stated at cost, which approximates fair value, and consists of interest and noninterest bearing accounts at a bank.  Balances may periodically exceed federal insurance limits. The Company does not consider this to be a significant risk. The Company considers all highly liquid debt instruments with initial maturities of 90 days or less to be cash equivalents. There were no cash equivalents as of September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014, the Company had a working capital deficit of $13,658,268, compared to $13,296,950 at December 31, 2013, or an increase in working capital deficit of $361,318 (2.7%). As of September 30, 2014, the Company had cash of $3,158 as compared to $1,108 on December 31, 2013. The increase in cash of $2,050 is the net result of our operating, investing and financing activities outlined above. For the nine months ended September 30, 2014, current liabilities increased $368,543 (2.8%), with specific decreases in current liabilities of $378,021 including: (i) $40,380 for conversion of accrued wages for stock, and (ii) $337,641 for the revaluation of derivative liabilities related to the outstanding debentures, and specific increases in current liabilities of $746,564, including: (i) $19,540 short-term note payable due to reduction of debt discount, (ii) $33,000 in promissory notes, (iii) $33,438 for trade and accrued payables, (iv) $72,449 in accrued interest, and (iv) $588,137 for the continued accrual of unpaid wages and related expenses for all employees.

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

Other Liabilities

2014 Short-Term Promissory Notes

During the first nine months of 2014, the Company issued promissory notes to four accredited investors in the aggregate principal amount of $33,000. Although the notes are non-interest bearing, as consideration to the note holders, the Company shall pay a total premium of 50% (total payment due of 1.5 times principal) of such notes, and the entire unpaid principal and premium amounts shall become immediately due on or before September 30, 2014.  If such notes are not paid by September 30, 2014, then the Company shall pay a total premium of 100% (total payment due of 2 times principal), and such payments of total principal and premium amounts shall be from net revenue of future TBDx™ sales.  The initial 50% premium of $16,500 was recorded as interest expense through the period ending September 30, 2014.  The additional 50% premium, or $16,500, shall be recorded as interest expense upon the Company achieving net revenue from future sales of TBDx™.

2013 Short-Term Promissory Notes

During 2013, the Company issued nine promissory notes to eight accredited investors in the aggregate principal amount of $179,500 ($179,275, net of commissions and expenses in the amount of $225), of which five notes for an aggregate of $48,500 originally matured during 2013 and were amended to mature on June 30, 2014, $14,000 matures on June 30, 2014, $100,000 matures on September 21, 2014, and $17,000 matures on October 25, 2014. The notes that matured through October 25, 2014, were amended to mature on December 31, 2014. The terms of the notes are essentially the same as the 2011 and 2012 short-term promissory notes, except that $40,000 of the notes accrue interest at a rate of 12% per annum, one note for $8,500 was noninterest bearing during 2013 and accrues interest at a rate of 10% effective January 1, 2014, one note for $14,000 accrues interest at a rate of 10% per annum, one note for $8,500 accrues interest at a rate of 5.9%, with two notes for $108,500 being noninterest bearing.  Consideration for one $8,500 noninterest bearing note during 2013 received a modification to 540,000 warrants to include a cashless provision, one note of $8,500 received an extension of 4,632,725 warrants to December 31, 2018, and one note for $100,000 will receive a 2% royalty payment of future TBDx™ net revenue in South Africa up to $300,000.  The Company issued to six of the note holders an aggregate of 450,000 shares of common stock, and the relative fair value of the common stock of $31,100 will be amortized over the term of the notes.

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

2006 through 2013 Short-Term Promissory Notes, Related Party

On October 18, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, our Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned the Company $100,000. The Company issued a non-negotiable promissory note, dated effective October 18, 2006, to Mr. Trudnak in the principal amount of $100,000. The note is unsecured, non-negotiable and non-interest bearing. The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default. The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum. The note is not assignable by Mr. Trudnak without our prior consent. The Company may prepay the note in whole or in part upon ten days notice. On November 10, 2006, Mr. Trudnak extended the due date of the note to May 31, 2007.  Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008, and $5,000 on September 14, 2011, for cumulative outstanding loans of $129,000. The maturity date of the outstanding loans was extended multiple times during 2009 through 2013. On December 31, 2013, the outstanding loans were extended to June 30, 2014, and subsequently to December 31, 2014. The Company repaid an aggregate of $6,900 of the notes during 2010, an aggregate $33,100 during 2011, an aggregate of $8,500 during 2013, resulting in an outstanding balance at September 30, 2014 of $80,500. The terms of the above transaction were reviewed and approved by the Company’s audit committee and by the independent members of our Board of Directors.  Upon the death of Mr. Trudnak on April 18, 2014, the notes became part of his estate and will be assigned to his spouse, Jean M. Trudnak.

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

As of September 30, 2014, an aggregate of $3,461,795 in principal amount of the Series A Debentures have been converted into 8,730,037 shares of common stock, an aggregate of $663,043 in interest amount have been converted into 2,675,576 shares of common stock, and an aggregate of 1,779,596 Series D Warrants have been exercised resulting in the issuance of 1,284,964 shares of common stock. Accordingly, as of September 30, 2014, an aggregate of $1,688,205 of principal amount of the debentures remain unconverted.

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

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid. Therefore, the Company could be considered in default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. When an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of September 30, 2014 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

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

The Company had interest expense of $72,449, and $53,259, for the nine months ended September 30, 2014, and the same period in 2013, respectively. Debt discount amortization costs of $19,540, and $3,112, for the nine months ended September 30, 2014, and the same period in 2013, respectively

Additional Capital

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

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition, or results of operations as of September 30, 2014 and December 31, 2013.

Financial Condition, Going Concern Uncertainties and Events of Default

The Company, previously an operating stage company, became a development stage company on April 1, 2012. A development stage company, as defined by ASC-915-10 “Accounting and Reporting by Development Stage Enterprise”, is an entity that devotes substantially all of its efforts to establish a business and either of the following conditions exists: 1) the principal operations have not commenced, or 2) the principal operations have commenced, but there has been no significant revenue therefrom.  During the nine months ended September 30, 2014, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Our independent registered public accounting firm’s report on the consolidated financial statements included herein, and in our Annual Report on Form 10-K for the year ended December 31, 2013, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder. In addition, the Company is currently evaluating the impact of ASU No. 2014-15, Presentation of Financial Statements—Going Concern, on its disclosures regarding the Company’s ability to continue as a going concern.

As of September 30, 2014, the Company has outstanding trade and accrued payables of $1,722,585, other accrued liabilities of $217,028, and accrued salaries and related expenses due to our employees and management of $8,647,702. Also, the Company has an outstanding noninterest-bearing loan from its previous Chief Executive Officer of $80,500, and $772,500 short-term notes from thirteen (13) investors, which has debt discount outstanding of $1,030.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid. Therefore, the Company could be considered in default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. When an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of September 30, 2014 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

As of September 30, 2014, we had a cash balance of $3,158. Subsequently and through November 19, 2014, Company sold to accredited investor an aggregate of 60,000 shares of common stock and 300,000 Class Q Warrants for gross proceeds of $15,000. The Class Q Warrants are exercisable at a price of $0.25 per share; contain a cashless provision, a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire on December 31, 2017. Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities. Currently, will require an aggregate of approximately we are spending or incurring (and accruing) expenses of approximately $150,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees. Management believes that we will require an aggregate of approximately $1,800,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.  This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

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

During the nine months ended September 30, 2014, our total stockholders’ deficit increased by $383,263 to $13,309,340, and our consolidated net loss for the period was $491,924, or a decrease of $1,329,552 (73.0%) in net loss from the same period in 2013 of $1,821,476.  Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

Significant Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented.  The Company, previously an operating stage company, became a development stage company on April 1, 2012. A development stage company, as defined by ASC-915-10 “Accounting and Reporting by Development Stage Enterprise”, is an entity that devotes substantially all of its efforts to establish a business and either of the following conditions exists: 1) the principal operations have not commenced, or 2) the principal operations have commenced, but there has been no significant revenue therefrom. Also, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern. The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  Except as disclosed in Part I, Item 4, Controls and Procedures of this report, and in Note 2 of our 2013 Form 10-K, there have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the nine-month period ended September 30, 2014.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. There were no international revenues subject to such market risks during the nine-month period ended September 30, 2014, although,, we may be exposed to foreign exchange rate fluctuations as the Company pursues revenue opportunities outside the United States. As exchange rates vary, results when translated may vary from expectations and adversely impact overall expected profitability. As of September 30, 2014, the Company’s foreign currency exposure is related to accounts payable trade in the amount of $30,371.

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

As of September 30, 2014, the aggregate principal under our outstanding Series A Debentures was $1,688,205, which matured on June 30, 2011. Also, we have outstanding trade and accrued payables of $1,722,585, other accrued liabilities of $217,028, and accrued salaries due to our employees and management of $8,011,758, as well as accrued related payroll liabilities of $635,944.  Also, the Company has an outstanding noninterest-bearing loan from its past Chief Executive Officer of $80,500, and $772,500 short-term notes from thirteen (13) investors.  We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the outstanding principal in the event the debenture holders make a demand for payment; it may be more expensive and difficult to obtain additional financing; and we are more vulnerable to economic downturns.

We did not make timely payment of outstanding principal when due under our Series A Debentures, and failure to make such payment is an event of default under the debentures.  We have insufficient cash resources to repay the amounts due to our debenture holders.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid. Therefore, the Company could be considered in default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. When an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of September 30, 2014 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

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

During the nine months ended September 30, 2014, our total stockholders’ deficit increased by $383,263 to $13,309,340, and our consolidated net loss for the period was $491,924 or a decrease of $1,329,552 (73.0%) in net loss from the same period in 2013. Our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  Although we have obtained limited cash from certain financings, we continue to have outstanding loans from our previous chief executive officer of approximately $80,500, accrued and unpaid salaries of our two named executive officers and previous chief executive officer in the amount of $4,628,222, and to other employees of $3,383,536, and outstanding accounts payable to a previous consultant/director of the Company in the amount of $804,250. The Company currently employs three full-time, two part-time employees, and one employee on a temporary leave of absence who assists the Company upon request, and during 2013 employed five full-time, one part-time employee, and one employee on a temporary leave of absence who assists the Company upon request.  The Company’s insolvency continues to increase the uncertainties related to its continued existence.  Also, in the event we are unable to pay our employees, we may continue to experience further employee attrition which could materially adversely affect our business and operations, including our ongoing research and development activities.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

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

At September 30, 2014, an aggregate of 6,752,820 of our shares of our common stock issuable upon full conversion of our outstanding Series A Debentures.  The Company also has an aggregate of 21,409,835 of our shares issuable upon exercise of outstanding common stock purchase warrants that have an average exercise price of $0.26, of which approximately 4,843,973 warrants may be exercised pursuant to the cashless exercise provisions of such warrants and may be subsequently resold as “restricted securities” under the provisions of Rule 144 under the Securities Act.  Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.  Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

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

As of November 19, 2014, our directors, executive officers and the estate of our previous chief executive officer beneficially owned approximately 28.4% of our shares of common stock. Accordingly, our directors, executive officers, the estate of our previous chief executive officer, and most highly compensated employee are entitled to cast an aggregate of 12,723,534 votes on matters submitted to our stockholders for a vote or approximately 12.2% of the total number of votes entitled to be cast at a meeting of our stockholders. These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders. These matters would include the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may discourage or prevent someone from acquiring our business.

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

On July 18, 2014, the Company issued 15,000 shares of common stock to an accredited investor for gross proceeds of $3,750. The common stock was issued in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

During November 2014, the Company sold to an accredited investor an aggregate of 60,000 shares of common stock and 300,000 Class Q Warrants for gross proceeds of $15,000. The Class Q Warrants are exercisable at a price of $0.25 per share; contain a cashless provision, a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire on December 31, 2017. The shares of common stock were issued in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

ITEM 3.     DEFAULT UNDER OUR SERIES A DEBENTURES

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid. Therefore, the Company could be considered in default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. When an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of September 30, 2014 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

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

Date: November 19, 2014