Form 10-K
period 2014-12-31
Applied Visual Sciences, Inc.
filed 2015-07-17
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

_______________________________

FORM 10-K

(Mark One)

 X       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant was approximately $3,620,963 (the last business day of the registrant’s most recently completed second fiscal quarter), as quoted on the OTC Markets, OTCQB for the registrant’s Common Stock, $0.001 par value, on June 30, 2014.

At July 17, 2015, 106,728,612 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

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

     APPLIED VISUAL SCIENCES, INC.

TABLE OF CONTENTS

PART I

6

ITEM 1.     BUSINESS

6

ITEM 1A.  RISK FACTORS

20

ITEM 1B.  UNRESOLVED STAFF COMMENTS

33

ITEM 2.     PROPERTIES

33

ITEM 3.     LEGAL PROCEEDINGS

33

PART II

33

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  33

ITEM 6.     SELECTED FINANCIAL DATA

34

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

35

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

53

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

53

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

53

ITEM 9A.  CONTROLS AND PROCEDURES

53

ITEM 9B.  OTHER INFORMATION

54

PART III

55

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

55

ITEM 11.   EXECUTIVE COMPENSATION

59

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  72

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

73

ITEM 14.   PRINCIPAL ACCOUNTiNG FEES AND SERVICES

74

PART IV

75

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

75

SIGNATURES

78

CONSOLIDATED FINANCIAL STATEMENTS

79

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

80

CONSOLIDATED BALANCE SHEETS

81

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

82

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) AND ACCUMULATED COMPREHENSIVE INCOME  83

CONSOLIDATED STATEMENTS OF CASH FLOWS

84

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

85

NOTE 1.    Basis of Presentation and Going Concern Considerations

85

NOTE 2.    Significant Accounting Policies

87

NOTE 3.    Accrued Liabilities

93

NOTE 4.    Financing Arrangements

93

NOTE 5.    Fair Value Measurement

98

NOTE 6.    Stockholders’ (Deficit)

99

NOTE 7.    Goodwill and Intangible Assets

108

NOTE 8.    Income Taxes

108

NOTE 9.    Commitments and Contingencies

109

NOTE 10.  Employment Agreements With Executive Officers

110

NOTE 11.  Related Party Transactions

111

NOTE 12.  Operating Leases

112

NOTE 13.  Subsequent Events

112

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

Applied Visual Sciences is a software technology company that designs and develops computer-vision detection solutions based on image processing science for delivery to its target markets, aviation/homeland security and healthcare.  Our two product lines are offered through our two operating subsidiaries as follows: Guardian Technologies International, Inc. for aviation/homeland security products, Signature Mapping Medical Sciences, Inc., for healthcare, and Instasis Imaging, Inc., a wholly owned subsidiary of Signature Mapping Medical Sciences, Inc., for the development, marketing, and sales of a suite of computer-vision applications for the automated detection of breast cancer. We may engage in one or more acquisitions of businesses that are complementary, and may form wholly-owned subsidiaries to operate within defined vertical markets products.

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

Our Business Strategy

Our strategic vision is to position our core technology as the de facto standard for digital image analysis, knowledge extraction, and detection.  Our strategy is based upon the following principal objectives:

•

Maintain product development and sales/marketing focus on large, underserved, and rapidly growing markets with a demonstrated need for intelligent computer-vision detection.

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

To achieve our strategic vision, we are aware of the need to exercise the financial and operational discipline necessary to achieve the proper blend of resources, products and strategic partnerships.  These efforts can accelerate our ability to develop, deploy and service a broad range of intelligent computer-vision detection solutions directly to our target markets and indirectly through OEM/value added reseller (“VAR”) partners. During 2014, we continued implementing changes across the spectrum of our business. We conducted independent international clinical trials and scientific validation of our TBDx™ tuberculosis detection technology.

We may engage in one or more acquisitions of businesses that are complementary, and may form wholly-owned subsidiaries to operate within defined vertical markets.

Our Core Technology

Our core technology is an “intelligent computer-vision detection” (“3i™”) engine that is capable of extracting embedded knowledge from digital images, and has the capacity to analyze and detect image anomalies.  The technology is not limited by type of digital format. It can be deployed across divergent digital sources such as still images, x-ray images, video and hyper-spectral imagery.  To date, the technology has been tested in the area of threat detection for baggage scanning at airports, for bomb squad applications and the detection of tuberculosis by analyzing digital images of stained sputum slides captured through a photo microscopy system.  Varying degrees of research and development have been conducted in the areas of detection for cargo scanning, people scanning, military target acquisition in a hyper-spectral environment, satellite remote sensing ground surveys and mammography computer-aided-detection

(“CAD”) products and radiologists’ diagnostic imaging tools, and while product development in these areas is ongoing, there can be no assurance that we will successfully develop product offerings in these areas.

Financing Activities

2014 Short-Term Promissory Notes Outstanding

During 2014, the Company issued eight promissory notes to six accredited investors in the aggregate principal amount of $68,000. Although the notes are non-interest bearing, as consideration to the note holders, the Company shall pay a total premium of 50% (total payment due of 1.5 times principal) of such notes, and the entire unpaid principal and premium amounts shall become immediately due on or before September 30, 2014, and January 31, 2015.  All such notes were subsequently amended to extend their maturity date to December 31, 2015.  If such notes are not paid by their original maturity date, then the Company shall pay a total premium of 100% (total payment due of 2 times principal), and such payments of total principal and premium amounts shall be from net revenue of future TBDx™ sales.  Of the initial 50% premium, or $34,000, $23,020 was recorded as interest expense through the period ending December 31, 2014, and $10,980 shall be recorded in fiscal 2015.  The additional 50% premium, or $34,000, shall be recorded as interest expense upon the Company achieving net revenue from future sales of TBDx™.

2013 Short-Term Promissory Notes Outstanding

During 2013, the Company issued nine promissory notes to eight accredited investors in the aggregate principal amount of $179,500 ($179,275, net of commissions and expenses in the amount of $225), of which five notes for an aggregate of $48,500 originally matured during 2013, $14,000 matured on April 25, 2014, $100,000 matured on September 21, 2014, and $17,000 matured on October 25, 2014.  All such notes were subsequently amended to extend their maturity date to December 31, 2015. The terms of the notes are essentially the same as the 2011 and 2012 short-term promissory notes, except that $40,000 of the notes accrue interest at a rate of 12% per annum, one note for $8,500 was noninterest bearing during 2013 and accrues interest at a rate of 10% effective January 1, 2014, one note for $14,000 accrues interest at a rate of 10% per annum, one note for $8,500 accrues interest at a rate of 5.9%, with two notes for $108,500 being noninterest bearing.  Consideration for one $8,500 noninterest bearing note during 2013 received a modification to 540,000 warrants to include a cashless provision, one note of $8,500 received an extension of 4,632,725 warrants to December 31, 2018, and one for $100,000 received a 2% royalty payment of future TBDx™ net revenue in South Africa up to $300,000.  The Company issued to six of the note holders an aggregate of 450,000 shares of common stock, and the relative fair value of the common stock of $31,100 will be amortized over the term of the notes.

2012 Short-Term Promissory Notes Outstanding

During 2012, the Company issued six promissory notes to four accredited investors in the aggregate principal amount of $160,000.  The twelve-month notes accrue interest at a rate of 12% per annum.  Subsequently, the promissory notes have been amended to mature on December 31, 2015.  The Company also issued to the note holders an aggregate of 285,000 shares of common stock.  The relative fair value of the common stock of $11,715 will be amortized over the term of the notes.  The Company also issued 10,800 shares of common stock as compensation in connection with the financing for a fair value of $2,700.

2011 Short-Term Promissory Notes Outstanding

During October and November 2011, the Company issued two promissory notes to accredited investors in the aggregate principal amount of $400,000.  The twelve-month notes accrue interest at a rate of 12% per annum.  Subsequently, the promissory notes have been amended to mature on December 31, 2015.  The Company also issued to the two note holders an aggregate of 400,000 shares of common stock.  The relative fair value of the common stock of $34,700 will be amortized over the term of the notes.  The Company also issued 250,000 shares of common stock as compensation in connection with the financing for a fair value of $25,000.

2006 through 2013 Short-Term Promissory Notes, Related Party

On October 18, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, our Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned the Company $100,000. The Company issued a non-negotiable promissory note, dated effective October 18, 2006, to Mr. Trudnak in the principal amount of $100,000. The note is unsecured, non-negotiable and non-interest bearing. The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default. The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum. The note is not assignable by Mr. Trudnak without our prior consent. The Company may prepay the note in whole or in part upon ten days notice. On November 10, 2006, Mr. Trudnak extended the due date of the note to May 31, 2007.  Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008, and $5,000 on September 14, 2011, for cumulative outstanding loans of $129,000. The maturity date of the outstanding loans was extended multiple times during 2009 through 2014. On December 31, 2014, the outstanding loans were extended to December 31, 2015. The Company repaid an aggregate of $6,900 of the notes during 2010, an aggregate $33,100 during 2011, an aggregate of $8,500 during 2013, resulting in an outstanding balance at December 31, 2014 of $80,500.  The terms of the above transaction were reviewed and approved by the Company’s audit committee and by the independent members of our Board of Directors.  Upon the death of Mr. Trudnak on April 18, 2014, the notes became part of his estate and will be assigned to his spouse, Jean M. Trudnak.

2006 and 2007 Series A Debentures (as Amended on October 15, 2010)

Under a securities purchase agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock.  On November 8, 2006, the Company issued to the institutional investors an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants.  On April 12, 2007, the Company issued an additional $2,575,000 in principal amount of the Series A Debentures, which followed the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants. Proceeds of the two offerings were used for the purpose of new personnel, research and development, registration expenses, for general working capital purposes, and repaying $200,000 in loans made to us by Mr. Michael W. Trudnak, our Chairman and CEO. The Company allocated proceeds from each closing to the derivative liability features of the Series A Debentures and Series D Warrants that were recognizable as a liability under generally accepted accounting principles.  We also issued at the first closing an aggregate of 623,520 common stock purchase warrants to the placement agent as compensation in the offering, which were upon terms substantially similar to the Series D Warrants. One-half of the Series D Warrants (2,226,854 warrants) and the placement agent warrants (311,760 warrants) became exercisable on November 8, 2006. The remaining one-half of the Series D Warrants (2,226,855 warrants) and the placement agent warrants (311,760 warrants) became exercisable on April 12, 2007. The Series D Warrants and the placement agent’s warrants may be exercised via a cashless exercise if certain conditions are met. Due to the potential of the milestone-related adjustments, the initial exercise price of $1.15634 may be reset and the maximum number of shares to be issued under the debentures was at that time indeterminable, and the Company considered the guidance of ASC 815-40, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, whereby public companies that are or could be required to deliver shares of common stock as part of a physical settlement or a net-share settlement, under a freestanding financial instrument, are required to initially measure the contract at fair value, and concluded that the potential of the milestone-related adjustments at that time may cause insufficient shares to share settle the contracts.  On April 1, 2007, due to the various milestone-related provisions, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants were reset to a price of $0.7453 per share, then to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008. The Series A Debentures and Series D Warrants also have a fully ratchet anti-dilution provision, whereby any subsequent equity transaction entitling a person to acquire shares of common stock at an effective price per share that is lower than the then conversion price, then the conversion price of the Debentures and Warrants shall be reduced to equal the lower subsequent equity transaction price.  Subsequently, as a result of a June 2009 financing in which the Company elected to issue shares of common stock and warrants at $0.25 per share, the conversion price of our debentures and the exercise price of the Series D Warrants was adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the Series D Warrants (including the warrants the Company issued to the placement agent in the financing) were increased by an aggregate of 2,677,417 Series D warrants.  On July 10, 2007, a debenture holder exercised 864,798 Series D Warrants for 864,798 shares of common stock, and 914,798 warrants were exercised during 2010 under the cashless provision for 420,166 shares of common stock. Of the remaining Series D Warrants and Placement Agent Warrants, 3,062,527 warrants expired on November 11, 2011, and 3,012,523 warrants expired on April 12, 2012.

As of December 31, 2014, an aggregate of $3,461,795 in principal amount of the Series A Debentures have been converted into 8,730,037 shares of common stock, an aggregate of $663,043 in interest amount have been converted into 2,675,576 shares of common stock, and an aggregate of 1,779,596 Series D Warrants have been exercised resulting in the issuance of 1,284,964 shares of common stock. Accordingly, as of December 31, 2014, an aggregate of $1,688,205 of principal amount of the debentures remain unconverted.

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

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid. Therefore, the Company could be considered in default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We have been in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. When an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of December 31, 2014 at approximately $337,641.  As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so.  The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

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

The Company had interest expense of $97,825, and $71,775, during 2014, and the same period in 2013, respectively. Debt discount amortization costs of $20,570, and $10,826, for 2014, and the same period in 2013, respectively

Financial Condition, Going Concern Uncertainties and Events of Default

The Company, previously an operating stage company, became a development stage company on April 1, 2012.  A development stage company, as defined by ASC-915-10 “Accounting and Reporting by Development Stage Enterprise”, is an entity that devotes substantially all of its efforts to establish a business and either of the following conditions exists: 1) the principal operations have not commenced, or 2) the principal operations have commenced, but there has been no significant revenue therefrom.  During 2014, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations.  Our independent registered public accounting firm’s report on the consolidated financial statements included herein, and in this Annual Report on Form 10-K for the year ended December 31, 2014, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder. In addition, the Company is currently evaluating the impact of ASU No. 2014-15, Presentation of Financial Statements—Going Concern, on its disclosures regarding the Company’s ability to continue as a going concern.

As of December 31, 2014, the Company has outstanding trade and accrued payables of $1,792,192, other accrued liabilities of $242,404, and accrued salaries and related expenses due to our employees and management of $8,792,108. Also, the Company has an outstanding noninterest-bearing loan from its previous Chief Executive Officer of $80,500, and $807,500 short-term notes from a total of twenty (20) investors.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid. Therefore, the Company could be considered in default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We have been in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. When an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of December 31, 2014 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

As of December 31, 2014, we had a cash balance of $33,961. Subsequently and through the date of this report, Company sold to accredited investor an aggregate of 2,000,000 shares of common stock upon the exercise of 2,000,000 warrants for gross proceeds of $60,000.  Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities. Currently, will require an aggregate of approximately we are spending or incurring (and accruing) expenses of approximately $150,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees. Management believes that we will require an aggregate of approximately $1,800,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.  This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

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

During 2014, our total stockholders’ deficit increased by $644,719 to $13,570,796, and our consolidated net loss for the period was $783,378, compared to a net loss for the same period in 2013 of $2,437,304, or a decrease of $1,653,926 (67.9%).  Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

Aviation/Homeland Security Technology Solution - PinPoint™

Through our wholly-owned subsidiary, Guardian Technologies, we market our PinPoint™ product, which is an intelligent computer-vision automated target recognition technology for the detection and identification of guns, explosives, and other threat items contained in baggage, whether in the airport environment or for building security applications.  PinPoint™ can identify threat items, notify screeners of the existence of threat items, and speed the security process by eliminating unnecessary baggage checks, provide the screener with an instantaneous second opinion, and reduce processing time spent on false positives (baggage selected for security review that contains no threat items).  We market and seek to license the PinPoint™ product primarily to the United States Transportation Services Administration (TSA) for use in airports, the Federal Protection Services for use in federal buildings and to foreign governments and airport authorities.  We compete with manufacturers of baggage screening, luggage and large parcel screening, people screening for weapons and explosive detection, container and vehicle screening, and cargo screening equipment and certain software companies and academic institutions that are developing solutions to detect threat items.  It is also our intent to distribute the product through various distribution methods.

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

We will continue to pursue opportunities for the deployment of our PinPoint™ product as opportunities develop. With these uncertainties and our ability to manage with limited cash resources during 2014, we have focused on the development of our TBDx™ product, as better discussed below.

Healthcare Technology Solutions - Signature Mapping™

In an effort to expand upon the use of our core technology 3i™ intelligent computer-vision, we have modified our threat detection algorithms and quantitative imaging capabilities for use in the imaging field of diagnostic radiology and pathology.  The technology is called Signature Mapping™.  Our Signature Mapping™ platform technology represents the technological basis upon which our computer vision diagnostic radiology and pathology applications are being developed.  Any Signature Mapping™ product introduced in the United States may be subject to Food and Drug Administration (“FDA”) review and approval, including with regard to its safety and effectiveness before we may begin marketing and selling any such product in the U.S. Such approval may require us to obtain extensive data from clinical studies to demonstrate such safety or effectiveness.  The primary markets for our TBDx™ TB detection product are defined by the World Health Organization (“WHO”) as the twenty-two (22) nations with the highest burden of tuberculosis disease.  These emerging nations, where the availability of capital may be limited, rely heavily on grant funding from international organizations such as The Global Fund, The Gates Foundation, PEPFAR and others.  Those international funding agencies provide funding for the acquisition of technology, but only for technologies that have received WHO endorsement.  During 2014 we completed clinical evaluations in South Africa and Nigeria, and commenced trials in Peru and Vietnam.  The later trials were undertaken as part of our collaborative agreement with the Foundation for Innovative New Diagnostics (“FIND”).  Data collected from the clinical trials will form the basis of our application to WHO for endorsement of our TBDx™ product.

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

TBDx™

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

Design initiatives have been discussed that would allow TBDx™ to be deployed at the point-of-care, a major strategic initiative of The World Health Organization. To advance these design ideas from concepts - to proof of concept - to working models ready for clinical evaluation, the company will need to develop strategic partnerships with academic institutions capable of providing targeted technological input and research capabilities. The company has begun the process of reaching out to academic institutions.

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

Signature Mapping™ appears to provide advantages for providing the knowledge for automatic detection.  The development of a “tissue characterization” and detection model employs the use of supervised machine learning and contextual image analysis to analyze and classify the features associated with the newly created “signatures.”  Unlike other pattern recognition methodologies, the 3i™ solution can reveal and differentiate inherent structures for all materials in an image regardless of:  the imaging modality used to create the image, location within the image, shape or texture, and object orientation even if obscured by its relationship to other materials.

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

Laboratory Pathology:  TBDx™

In December 2014, the Company attended a five day TB conference held by The National Institute for Research in Tuberculosis (NIRT) Workshop in Chennai, India. The meeting was also attended by representatives from Advenio, Alere, GBD Bio, GeneDrive, ReaMatrix, and TB Biosciences. The primary objective of the workshop is was to introduce NIRT, The All India Institute of Medical Sciences (AIIMS), and other medical and laboratory directors overseeing Indian TB labs to companies possessing TB diagnostic technologies that could potentially be integrated into a laboratory diagnostic algorithm to help in the fight against TB in India. Catherina Boehme, CEO of the Foundation for Innovative New Diagnostics (FIND) providing a pipeline overview of new diagnostic technologies emerging from the market. Afterwards she drew on years of experience in technology evaluations to present the FIND approach to developing study protocols and evaluating new diagnostic tests.  There was continued emphasis on the World Health Organization’s (WHO) Target Product Profiles. The highest priority interest is in a screening or triage test, one that rules out the possibility of TB. This would require an affordable diagnostic test that has a high sensitivity and a lower specificity, but can be confirmed by a more specific diagnostic test.  In presenting information about the Company’s TBDx™ automated system, it became evident that smear microscopy remains a routine diagnostic approach.  It is the Company’s hope that TBDx™ will be included in the process to develop a protocol to evaluate our technology.

On November 18, 2014, the Company participated in an invitation only conference to launch the Nigerian National TB Prevalence Survey Report & National Strategic Plan for TB (2015 – 2020). The conference took place for three days and was held in Abuja, Nigeria.  This was a significant event given the announcement that for every 100,000 persons living in Nigeria – 338 persons developed TB, that Nigeria accounted for 15% (about half a million) of the global gap in TB case notification, which equates to approximately 83% of the estimated total TB positive cases in Nigeria (2014 WHO Global TB Report for 2013). Much of the reporting gap can be attributed to the passive nature of TB case detection around the world. Patients must come to the diagnostic health facilities.  In an active diagnostic program the healthcare diagnostic applications would be targeted and delivered proactively to the source of the disease, generally economically distressed areas of big cities or very remote villages.  TBDx™ has been clinically evaluated and proven as a cost-effective screening or triage device that can be easily incorporated into an active case finding initiative. Furthermore, combining TBDx™ with a confirming molecular test can potentially result in cost reductions of up to 75%.  Those cost savings could be used to offset the costs to paradigm shift to active case detection, and to positively impact the transmission rate of TB. While at the conference, The Company’s Director of Engineering, Tosh Sondh, demonstrate the 200-slide auto-loading, high-volume edition of TBDx™.  He also had the opportunity to conduct one-on-one demonstrations and technology discussions with each of the Nigerian State TB program managers. It was a unique opportunity for the managers to see TBDx™ as they rarely see and experience new technologies.

On March 19, 2014, the Company signed a collaboration agreement with the Foundation for Innovative New Diagnostics (FIND) to evaluate the performance characteristics of the TBDx™ automated slide management and tuberculosis detection platform in a field setting.  The mission of the FIND is to assist in the development and deployment of accurate and affordable diagnostic tests for poverty-related diseases in developing countries. The primary objectives of the study are to: (i) determine the sensitivity, specificity, and predictive values of TBDx™ among adult TB suspects, using culture as the gold standard, (ii) compare the performance of TBDx™ to routine laboratory LED Fluorescent Microscopy (LED/FM), and (iii) determine the feasibility of using the TBDx™ system at a high workload reference laboratory.  The studies with take place at two locations chosen by FIND.

1.

The first clinical evaluation was performed at the Instituto de Medicina Tropical Alexander von Humboldt, Universidad Peruana Cayetano Heredia, in Lima, Peru. The principal investigator is Dr. Eduardo Gotuzzo. Managing the project study for FIND will be Dr. Pamela Nabeta.  The study began in October 2014 and was completed February 2015.

2.

The second clinical evaluation will take place at the Pham Ngoc Thach Tuberculosis and Lung Disease Hospital in Ho Chi Minh City, Vietnam, where the laboratory conducts an approximately 700 to 1,000 cases daily. The study began in March 2015 and was completed in May 2015.

In February 2014, the Company began a research study in Abuja, Nigeria. The study, funded by the European and Developing Countries Clinical Trial Partnership (EDCTP), involved the Liverpool School of Tropical Medicine, both the Federal and State Tuberculosis and Leprosy Control Programs, and the Zankli Medical Center.  The purpose of the study was to evaluate the performance of TBDx™ in a typical laboratory environment. However, there are important differences from the previous South Africa trial in 2013. The study involved microscopy smears that are direct, rather than concentrated. The majority of global labs evaluate direct smears so it’s important to understand whether or not there are performance differences in the analysis of these images. TBDx™ was evaluated as a “screening” technology for two different molecular tests. In the South Africa trial a molecular test was used to confirm all TBDx™ positive cases, and a second molecular test manufacturer was added to the trial, and performance comparisons were made between them. The study was completed in July 2014 and included approximately 1,200 cases being evaluated.

Breast Cancer Detection:  BCDx™

Our research to-date includes five programs and studies conducted under the direction of the Image Processing and Informatics Laboratory at the University of Southern California (“USC”) using clinical data and images provided by: the Image Processing and Informatics Laboratory at USC, Howard University, and the South Florida Clinical Mammography Data Base.  Competition is expected with existing computer-aided-detection (“CAD”) manufactures such as iCAD, Hologic, Siemens, or Carestream Health.  We may partner with one or more of these existing CAD manufacturers, or with an emerging company with new technology for the CAD arena.  Once our products are commercially viable, we anticipate marketing and selling our products through original equipment manufacturers (“OEM”), or system integrators.

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

Research and Development

Under United States’ generally accepted accounting principles, until technology is determined to be feasible, all related research and development expenditures must be expensed rather than capitalized. When a determination is made that software is feasible (commercially viable), then expenditures may be capitalized, as long as there are no high-risk development issues.  We determined that a high-risk development issue existed for integrating PinPoint™ into already existing scanning equipment.  Therefore, we have concluded that capitalizing such expenditures for PinPoint™ is currently inappropriate and have expensed all research and development costs to date. The PinPoint™ research and development costs for the years ended December 31, 2014 and 2013 were $0 and $0, respectively.  We also expense the research and development costs for our Signature Mapping™ (Medical Computer Aided Diagnosis) projects as these projects are not considered to be ready for commercial distribution as we need to complete the demonstration (workflow) phase of development and perform various clinical trial requirements in South Africa, Nigeria, Peru, Vietnam, and other countries as may be required for certification by the Foundation for Innovative New Diagnostics and World Health Organization. The Signature Mapping™ research and development costs for the years ended December 31, 2014 and 2013 were $62,990 and $80,094 respectively. Our research and development costs are comprised of staff and consultancy expenses on our core technology in intelligent computer-vision detection (“3i™”) engine that is capable of extracting embedded knowledge from digital images, as well as the capacity to analyze and detect image anomalies for our development of our PinPoint™ and Signature Mapping™.

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

Employees

As of December 31, 2014, we employed three full-time employees, and one part time employee. As of December 31, 2014, we had accrued and unpaid salaries due to our employees and management in the amount of $8,152,396, as well as accrued related payroll liabilities of $639,712. Due to our continued limited cash resource, we have not been able to pay our employees salaries and other compensation on a regular basis or at all, and there is substantial uncertainty that we will be able to do so in the foreseeable future unless we raise additional financing, or we are able to generate revenue from the sale of our products, of which there can be no assurance.  None of our employees is a party to a collective bargaining agreement and we believe our relationship with our current employees is good. We may also employ certain consultants and independent contractors from time to time to assist in the completion of projects. It is our practice to require all our employees, consultants, and independent contractors to enter into proprietary information and inventions agreements containing non-disclosure, non-compete, and non-solicitation restrictions or covenants.

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

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid. Therefore, the Company could be considered in default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. When an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of December 31, 2014 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

Our business plan and technologies are unproven. We have generated minimal revenues from our operation, and incurred substantial operating losses since our inception.  We have very limited cash resources and we are reliant on external sources of financing to fund our operations, including our ongoing product development.

As of December 31, 2014, our revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations.  The principal amount due to our debenture holders as of December 31, 2014, was $1,688,205, which matured on June 30, 2011, and was not paid. Also, we have outstanding trade and accrued payables of $1,792,192, other accrued liabilities of $242,404, and accrued salaries and related due to our employees and management of $8,792,108. Also, our previous Chief Executive Officer’s net outstanding noninterest-bearing loans were $80,500.

As of December 31, 2014, we had a cash balance of $33,961. Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities. Currently, we are spending or incurring (and accruing) expenses of approximately $150,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees. Management believes that we will require an aggregate of approximately $1,800,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.  This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the warrants and the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

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

We have generated limited revenue from the sale of our aviation and healthcare products.  There can be no assurance we will be successful in generating revenue from our products.  We expect to incur additional product development costs to complete our Signature Mapping™ Tuberculosis projects and other proof of concept projects if outside partners are solidified.  We may also incur additional product development cost for PinPoint™ if outside partnership or alliances are established.  Although, there can be no assurance that we will be successful in launching the foregoing products in accordance with the timelines outlined, or that we will be successful in marketing and selling such products or generating significant revenue from such product.

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

During 2014, our total stockholders’ deficit increased by $644,719 to $13,570,796, and our consolidated net loss for the period was $783,378, compared to a net loss for the same period in 2013 of $2,437,304, or a decrease of $1,653,926 (67.9%).  Our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  Although we have obtained limited cash from certain financings, we continue to have outstanding loans from our previous chief executive officer of approximately $80,500, accrued and unpaid salaries of our two named executive officers and previous chief executive officer in the amount of $4,747,782, and to other employees of $3,406,614, and outstanding accounts payable to a previous consultant/director of the Company in the amount of $854,248. The Company currently employs three full-time, one part-time employee, and during 2013 employed five full-time, one part-time employee, and one employee on a temporary leave of absence who assisted the Company upon request.  The Company’s insolvency continues to increase the uncertainties related to its continued existence.  Also, in the event we are unable to pay our employees, we may continue to experience further employee attrition which could materially adversely affect our business and operations, including our ongoing research and development activities.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

Dilutive effect of conversion of Series A Senior Convertible Debentures, and the exercise of outstanding common stock purchase warrants, of which some carry a cashless exercise provision.

At December 31, 2014, an aggregate of 6,752,820 of our shares of our common stock issuable upon full conversion of our outstanding Series A Debentures.  The Company also has an aggregate of 19,645,528 of our shares issuable upon exercise of outstanding common stock purchase warrants that have an average exercise price of $0.26, of which approximately 5,143,973 warrants may be exercised pursuant to the cashless exercise provisions of such warrants and may be subsequently resold as “restricted securities” under the provisions of Rule 144 under the Securities Act.  Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.  Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

We have incurred substantial debt which could affect our ability to obtain additional financing and may increase our vulnerability to business downturns. We may be unable to repay our Series A Debentures that matured on June 30, 2011.

As of December 31, 2014, the aggregate principal under our outstanding Series A Debentures was $1,688,205, which matured on June 30, 2011. Also, we have outstanding trade and accrued payables of $1,792,192, other accrued liabilities of $242,404, and accrued salaries due to our employees and management of $8,152,396, as well as accrued related payroll liabilities of $639,712.  Also, the Company has an outstanding noninterest-bearing loan from its previous Chief Executive Officer of $80,500, and $807,500 short-term notes from twenty (20) investors.  We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the outstanding principal in the event the debenture holders make a demand for payment; it may be more expensive and difficult to obtain additional financing; and we are more vulnerable to economic downturns.

Our certifying officers evaluated the effectiveness of our disclosure controls and procedures, and concluded that our disclosure controls were not effective for the period ending December 31, 2014 and June 30, 2013, and that we had certain weaknesses during those periods in our internal controls over timely reporting. Therefore, internal controls over timely reporting were ineffective as of the period covered by this Report.

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  The Certifying Officers designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is made known to management (including the Certifying Officers) by others within the Company, including its subsidiaries. We regularly evaluate the effectiveness of our disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly in our Forms 10-Q and annually in our Forms 10-K. In completing such reporting, we disclose, as appropriate, any significant change in our internal control over financial reporting that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  On November 6, 2013, the Company filed its June 30, 2013 Form 10-Q, which was due on August 14, 2013, and this Annual Report on Form 10-K for the year ended December 31, 2014, was due on March 31, 2015.  Our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by such reports. Although the Certifying Officers have determined that our disclosure controls and procedures were not effective, management continues to believe that refinement to our disclosure controls and procedures is an ongoing progress. The Audit Committee believes the Company should continue the following activities: (a) additional education and professional development for the Company’s accounting and other staff on new and existing applicable SEC filing requirements, certain applicable SEC disclosure requirements, and the timing of the filing thereof, and (b) reviewing disclosure requirements, including Form 10-K and Regulation S-K disclosure requirements, SEC staff guidance and interpretations related thereto. While management is responsible for establishing and maintaining our disclosure controls and procedures and has taken steps to ensure that the disclosure controls are effective and free of “significant deficiencies” and/or “material weaknesses,” the ability of management to implement the remediation of such weaknesses and deficiencies and the inherent nature of our business and rapidly changing environment may affect management’s ability to be successful with this initiative.

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

As part of our growth strategy, we have and may in the future acquire or enter into joint venture arrangements with, or form strategic alliances with complementary businesses. Any such acquisition, investment, strategic alliance or related effort will be accompanied by the risks commonly encountered in such transactions.  These risks may include:

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

We depend on key personnel.

Our success depends of the contributions of our key management personnel, including Mr. William J. Donovan, Chairman, Chief Executive Officer, and Secretary, and Mr. Gregory E. Hare, our Chief Financial Officer and Treasurer.  If we lose the services of any of such personnel we could be delayed in or precluded from achieving our business objectives.  We do not have key man life insurance on any of our officers.

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

As of July 17, 2015, our directors, executive officers and the estate of our previous chief executive officer beneficially owned approximately 27.8% of our shares of common stock. Accordingly, our directors, executive officers, the estate of our previous chief executive officer, and most highly compensated employee are entitled to cast an aggregate of 12,713,534 votes on matters submitted to our stockholders for a vote or approximately 11.9% of the total number of votes entitled to be cast at a meeting of our stockholders. These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders. These matters would include the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may discourage or prevent someone from acquiring our business.

Our ability to attract and retain additional skilled personnel may impact our ability to develop our technology and attract customers in growing our business. However, we have limited cash resources to hire additional personnel and have experienced employee attrition due to our inability to pay our employees.

We believe that our ability to attract, train, motivate and retain additional highly skilled technical, managerial and sales personnel, particularly in the areas of technology-based application development, business intelligence, knowledge extraction, management, product development, healthcare economics, radiology, integration and technical support, is essential to our future success.  Our business requires individuals with significant levels of expertise in knowledge extraction, business operations, mathematics, quantitative analysis, and machine learning.  Competition for such personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future.  Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult.  We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation to such personnel than we currently anticipate.  Also, due to our limited cash resources, we have not been able to pay our employees and have accrued and unpaid wages and related costs due to our current and certain former employees of approximately $8,792,108, which includes accrued and unpaid salaries due all such employees of $8,152,396 and accrued related payroll liabilities of $639,712. Accordingly, we have experienced employee attrition and may not be able to attract new employees when we need to do so. If we fail to attract and retain sufficient numbers of highly skilled employees, our ability to provide the necessary products, technologies, and services may be limited, and as a result, we may be unable to attract customers and grow our business.

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

Any failure by our products that provide applications relating to patient diagnostic procedures, and treatment plans could expose us to product liability claims for personal injury and wrongful death. Unsuccessful claims could be costly to defend and divert management time and resources.  In addition, we have not been able to maintain general liability, or directors and officers coverage, and cannot make assurances that we will have appropriate insurance available to us in the future at commercially reasonable and affordable rates. We expect to seek general liability and directors and officers coverage upon securing adequate financing, and product liability and other customary coverage upon the commercialization of our intelligent computer-vision detection (“3i™”) technology.

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

In 2014, the cost of certain international currencies has decreased, yet such costs may later increase, due to fluctuations in the exchange rate of the U.S. dollar against the Euro or other currencies.  Future fluctuations in this exchange rate or other currencies could adversely affect our results in the event we make foreign sales of our products.  From time to time, as and when we determine it is appropriate and advisable to do so, we will seek to mitigate the effect of exchange rate fluctuations through the use of derivative financial instruments. We cannot assure you, however, that we will continue this practice or be successful in these efforts.

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

ITEM 3.     LEGAL PROCEEDINGS

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Markets, OTCQB.  Since, July 9, 2010, our stock has been quoted under the symbol “APVS,” and prior to such time our stock was quoted under the symbol “GDTI.”  The following table sets forth the high and low bid prices for each quarter during the six months ended June 30, 2015, and fiscal years 2014 and 2013.

Six Months Ended June 30, 2015:	High	Low
First Quarter	$0.04	$0.01
Second Quarter	$0.04	$0.02

Fiscal Year Ended December 31, 2014:
First Quarter	$0.10	$0.05
Second Quarter	$0.08	$0.04
Third Quarter	$0.05	$0.03
Fourth Quarter	$0.06	$0.02

Fiscal Year Ended December 31, 2013:
First Quarter	$0.04	$0.03
Second Quarter	$0.15	$0.03
Third Quarter	$0.08	$0.04
Fourth Quarter	$0.10	$0.04

These quotations reflect interdealer prices, without retail markup, markdown, or commission and may not represent actual transactions.  As of July 12, 2015 there were approximately 245 holders of record of our common stock.  This amount does not include beneficial owners of our common stock held in “street name.”  Our stock and warrant transfer agent is Signature Stock Transfer, Inc., 2632 Coachlight Court, Plano, Texas. Signature’s telephone number in the U.S. is (972) 612-4120, and their Internet address is www.signaturestocktransfer@msn.com.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth, as of December 31, 2014, information with regard to equity compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders (1)	22,056,992	$0.14	0
Equity compensation plans not approved by stockholders	0	0	0
Total	22,056,992	$0.14	0

(1) The plan expired on August 29, 2013, upon which 2,033,353 incentive stock options became unavailable.

RECENT SALES OF UNREGISTERED SECURITIES

On April 10, 2015, the Company sold to accredited investor an aggregate of 2,000,000 shares of common stock upon the exercise of 2,000,000 warrants for gross proceeds of $60,000.  The common stock was issued in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

ITEM 6.     SELECTED FINANCIAL DATA

The selected financial data set forth below for Applied Visual Sciences, Inc. for the years ended December 31, 2014, and 2013, are derived from the audited consolidated financial statements and related notes included in this report. Historical results are not necessarily indicative of the results of operations for future periods.  The data set forth below is qualified in its entirety by and should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements set forth in full elsewhere in this report.

Selected Financial Data	Year Ended December 31
	2014	2013
Statement of Earnings Data:
Revenue	$ -	$ -
Operating loss	(1,002,624)	(2,025,175)
Net loss	(783,378)	(2,437,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,144	55,139
Amortization of debt discounts	20,570	10,826
Stock-based compensation expense (1)	18,279	640,329
Fair value of warrants issued - derivative instruments (2)	-	-
Revaluation of derivative instruments expense (income) (2)	(337,641)	337,641
Revaluation of debenture default provision expense (income) (4)	-	-
Gain on settlement of debt (5)	-	-
Noncash broker compensation expense	-	-
Other noncash - stock issued in lieu of interest paid	-	-
Per Share Data:
Basic Loss Per Share	$ (0.01)	$ (0.02)
Cash Flow Data:
Net cash (used) in operating activities	$ (79,822)	$ (202,961)
Net cash provided by (used in) investing activities	(20,325)	29,624
Net cash provided by financing activities	133,000	171,000
Effect of exchange rates on cash and cash equivalents	-	-
Balance Sheet Data:
Cash	$ 33,961	$ 1,108
Total Assets	372,339	373,096
Total Liabilities	13,943,135	13,299,173
Stockholders' (Deficit)	(13,570,796)	(12,926,077)

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

Except for historical information, the statements and other information contained in this Management’s Discussion and Analysis is forward-looking.  Our actual results could differ materially from the results discussed in the forward-looking statements, which include certain risks and uncertainties.  These risks and uncertainties include the rate of market development and acceptance of our “intelligent computer-vision detection” (“3i™”) technology (particularly for our PinPoint™ and Signature Mapping™ products), the unpredictability of our sales cycle, the limited revenues and significant operating losses generated to date, and the possibility of significant ongoing capital requirements.

Our independent registered public accounting firm’s report on the consolidated financial statements included herein for the years ended December 31, 2014 and 2013 contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

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

Applied Visual Sciences is a software technology company that designs and develops computer-vision detection solutions for delivery to its target markets, aviation/homeland security and healthcare.  Our two product lines are offered through our two operating subsidiaries as follows: Guardian Technologies International, Inc. for aviation/homeland security products and Signature Mapping Medical Sciences, Inc., for healthcare. On March 23, 2012, the Company established a new entity; Instasis Imaging, Inc., for the development, marketing, and sales of a suite of imaging analytic applications for the automated detection of breast cancer. We may engage in one or more acquisitions of businesses that are complementary, and may form wholly-owned subsidiaries to operate within defined vertical markets products.

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

Our Business Strategy

Our strategic vision is to position our core technology as the de facto standard for digital image analysis, knowledge extraction, and detection.  Our strategy is based upon the following principal objectives:

•

Maintain product development and sales/marketing focus on large, underserved, and rapidly growing markets with a demonstrated need for intelligent computer-vision detection.

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

To achieve our strategic vision, we are aware of the need to exercise the financial and operational discipline necessary to achieve the proper blend of resources, products and strategic partnerships.  These efforts can accelerate our ability to develop, deploy and service a broad range of intelligent computer-vision detection solutions directly to our target markets and indirectly through OEM/value added reseller (“VAR”) partners.  During 2013, we continued implementing changes across the spectrum of our business. We refined our marketing strategy for PinPoint™ and Signature Mapping™, and enhanced our Signature Mapping™ product offerings.

We may engage in one or more acquisitions of businesses that are complementary, and may form wholly-owned subsidiaries to operate within defined vertical markets.

Our Core Technology

Our core technology is an “intelligent computer-vision detection” (“3i™”) engine that is capable of extracting embedded knowledge from digital images, and has the capacity to analyze and detect image anomalies.  The technology is not limited by type of digital format. It can be deployed across divergent digital sources such as still images, x-ray images, video and hyper-spectral imagery.  To date, the technology has been tested in the area of threat detection for baggage scanning at airports, for bomb squad applications and the detection of tuberculosis by analyzing digital images of stained sputum slides captured through a photo microscopy system.  Varying degrees of research and development have been conducted in the areas of detection for cargo scanning, people scanning, military target acquisition in a hyper-spectral environment, satellite remote sensing ground surveys and mammography CAD products and radiologists’ diagnostic imaging tools, and while product development in these areas is ongoing, there can be no assurance that we will successfully develop product offerings in these areas.

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

Patents and Proprietary Rights

We rely on a combination of common law trademark, service mark, copyright and trade secret law and contractual restrictions to establish and protect our proprietary rights and promote our reputation and the growth of our business.  We do not own any patents that would prevent or inhibit our competitors from using our technology or entering our market, although we intend to seek such protection as appropriate.  It is our practice to require all of our employees, consultants and independent contractors to enter into agreements containing non-disclosure, non-competition and non-solicitation restrictions and covenants, and while our agreements with some of our customers and suppliers include provisions prohibiting or restricting the disclosure of proprietary information, we cannot assure you that these contractual arrangements or the other steps taken by us to protect our proprietary rights will prove sufficient protection to prevent misappropriation of our proprietary rights or to deter independent, third-party development of similar proprietary assets.

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

In 2006, an analyst at Frost & Sullivan stated "Early introduction of integrated CAD solutions is critical for gaining market share and may lead to higher profits…These new systems will enable workflow improvements while providing a smooth migration to the digital solution. This will increase the viability and broaden the appeal of these systems, and is likely to result in increased sales and revenues."  These are new markets with new applications. The market is shifting towards CAD as physicians’ confidence levels continue to grow. For example, the radiologist who uses CAD for Mammography (one of the most prevalent today) would most likely be very willing to trying new clinical applications.  This is true for general radiologists and specialty radiologists.  Frost and Sullivan studies published in 2006 estimated worldwide radiology imaging procedures for all modalities at slightly a billion procedures per year and estimated that approximately 300 million to 350 million procedures were attributed to the USA.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Year Ended December 31
Category	2014	2013
Net cash (used) in operating activities	$ (79,822)	$ (202,961)
Net cash provided by (used in) investing activities	(20,325)	29,624
Net cash provided by financing activities	133,000	171,000
Effect of exchange rates on cash and cash equivalents	-	-
Net increase (decrease) in cash	$ 32,853	$ (2,337)

Net Cash Used in Operations

Net cash used in operating activities for the fiscal year ended December 31, 2014, was $79,822, compared with net cash used in operating activities of $202,961 during the same period for 2013, or a decrease in the use of cash for operating activities of $123,139 (60.7%). The decrease in the use of cash is due to: (i) lower operating costs including, but not limited to a decrease in selling, general and administrative costs (other than depreciation and amortization, and stock based compensation) of $400,506 (30.1%), and an increase in non-operating expense (other than noncash items) of $25,825 (35.9%); and (ii) offset by a net decrease in components of operating assets and liabilities of $251,542 (21.0%).

Net Cash Used in Investing Activities

Net cash used in investing activities of $20,325 for the fiscal year ended December 31, 2014, was for the purchase of equipment.  This compares with net cash provided by investing activities for the same period in 2013 of $29,624, for the sale of furniture of $28,934 and for elimination of patent costs of $690, or a net increase in cash used in investing activities of $49,949 (168.6%). The Company anticipates it will incur equipment costs during the next fiscal year ending December 31, 2015, as we design add-on features that extend our current products into other areas, and ongoing patent costs related to further protection of our PinPoint™ and Signature Mapping™ products.

Net Cash Provided by Financing Activities

Net proceeds from financing activities were $133,000 for the fiscal year ended December 31, 2014, compared with $177,000 for the same period in 2013, or a decrease of $38,000 (22.2%). Of the 2014 net proceeds from financing activities, $68,000 (51.1%) was from the issuance of new short-term promissory notes, and $65,000 (48.9%) for issuance of common stock. The decrease in the net cash provided by financing activities of $38,000 is due to (i) a decrease in use of funds of $8,500 to reduce short-term note payable to an executive of the Company, (ii) a decrease of $111,500 from the issuance of short-term notes, and (iii) an increase of $65,000 from the sale of common stock.  Management is seeking, and expects to continue to seek to raise additional capital through equity or debt financings or bank borrowings, including through one or more equity or debt financings or bank borrowings to fund its operations, repay or repurchase its debentures, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

Cash

Our cash increased during the fiscal year ended December 31, 2014 by $32,853, compared to a decrease in cash during the same period in 2013 of $2,337. As outlined above, the increase in cash for the current period in 2014 was the result of; (i) cash used in operating activities of $79,822, (ii) cash used in investing activities of $20,325, and (iii) an increase in cash by $133,000 from financing activities. The decrease in cash for fiscal 2013 of $2,337 was the result of; (i) cash used in operating activities of $202,961, (ii) cash provided by investing activities of $29,624, and (iii) an increase in cash by $171,000 from financing activities. The net change in cash for the twelve months ended December 31, 2014, as compared to the same period in 2013, was $35,190, and is the result of (i) a decrease in cash used in operating activities of $123,139 (60.7%), (ii) an increase in investing activities of $49,949 (168.6%), and (iii) a decrease in financing activities of $38,000 (22.2%).

Working Capital Information - The following table presents a summary of our working capital at the end of each fiscal year:

	As of December 31
Category	2014	2013
Cash	$ 33,961	$ 1,108

Current assets	36,285	2,223
Current liabilities	13,943,135	13,299,173
Working capital (deficit)	$ (13,906,850)	$ (13,296,950)

As of December 31, 2014, the Company had a working capital deficit of $13,906,850, compared to $13,296,950 at December 31, 2013, or an increase in working capital deficit of $609,900 (4.6%).  As of December 31, 2014, the Company had cash of $33,961 as compared to $1,108 on December 31, 2013. The increase in cash of $32,853 is the net result of our operating, investing and financing activities outlined above. For 2014, current liabilities increased $643,962 (4.8%), with specific decreases in liabilities of $393,021, including (i) $55,380 for conversion of accrued wages for stock, and (ii) $337,641 for the revaluation of  beneficial conversion feature of the outstanding debentures, and specific increases in current liabilities of $1,036,983, including: (i) $88,570 short-term note payable, net of debt discount, (ii) $97,825 in accrued interest, (iii) $103,045 in trade and accrued payables, and (iv) $747,543 for the continued accrual of unpaid wages and related expenses for all employees.

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

Other Liabilities

2014 Short-Term Promissory Notes Outstanding

During 2014, the Company issued eight promissory notes to six accredited investors in the aggregate principal amount of $68,000. Although the notes are non-interest bearing, as consideration to the note holders, the Company shall pay a total premium of 50% (total payment due of 1.5 times principal) of such notes, and the entire unpaid principal and premium amounts shall become immediately due on or before September 30, 2014, and January 31, 2015.  All such notes were subsequently amended to extend their maturity date to December 31, 2015.  If such notes are not paid by their original maturity date, then the Company shall pay a total premium of 100% (total payment due of 2 times principal), and such payments of total principal and premium amounts shall be from net revenue of future TBDx™ sales.  Of the initial 50% premium, or $34,000, $23,020 was recorded as interest expense through the period ending December 31, 2014, and $10,980 shall be recorded in fiscal 2015.  The additional 50% premium, or $34,000, shall be recorded as interest expense upon the Company achieving net revenue from future sales of TBDx™.

2013 Short-Term Promissory Notes Outstanding

During 2013, the Company issued nine promissory notes to eight accredited investors in the aggregate principal amount of $179,500 ($179,275, net of commissions and expenses in the amount of $225), of which five notes for an aggregate of $48,500 originally matured during 2013, $14,000 matured on April 25, 2014, $100,000 matured on September 21, 2014, and $17,000 matured on October 25, 2014.  All such notes were subsequently amended to extend their maturity date to December 31, 2015. The terms of the notes are essentially the same as the 2011 and 2012 short-term promissory notes, except that $40,000 of the notes accrue interest at a rate of 12% per annum, one note for $8,500 was noninterest bearing during 2013 and accrues interest at a rate of 10% effective January 1, 2014, one note for $14,000 accrues interest at a rate of 10% per annum, one note for $8,500 accrues interest at a rate of 5.9%, with two notes for $108,500 being noninterest bearing.  Consideration for one $8,500 noninterest bearing note during 2013 received a modification to 540,000 warrants to include a cashless provision, one note of $8,500 received an extension of 4,632,725 warrants to December 31, 2018, and one for $100,000 received a 2% royalty payment of future TBDx™ net revenue in South Africa up to $300,000.  The Company issued to six of the note holders an aggregate of 450,000 shares of common stock, and the relative fair value of the common stock of $31,100 will be amortized over the term of the notes.

2012 Short-Term Promissory Notes Outstanding

During 2012, the Company issued six promissory notes to four accredited investors in the aggregate principal amount of $160,000.  The twelve-month notes accrue interest at a rate of 12% per annum.  Subsequently, the promissory notes have been amended to mature on December 31, 2015.  The Company also issued to the note holders an aggregate of 285,000 shares of common stock.  The relative fair value of the common stock of $11,715 will be amortized over the term of the notes.  The Company also issued 10,800 shares of common stock as compensation in connection with the financing for a fair value of $2,700.

2011 Short-Term Promissory Notes Outstanding

During October and November 2011, the Company issued two promissory notes to accredited investors in the aggregate principal amount of $400,000.  The twelve-month notes accrue interest at a rate of 12% per annum.  Subsequently, the promissory notes have been amended to mature on December 31, 2015.  The Company also issued to the two note holders an aggregate of 400,000 shares of common stock.  The relative fair value of the common stock of $34,700 will be amortized over the term of the notes.  The Company also issued 250,000 shares of common stock as compensation in connection with the financing for a fair value of $25,000.

2006 through 2013 Short-Term Promissory Notes, Related Party

On October 18, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, our Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned the Company $100,000. The Company issued a non-negotiable promissory note, dated effective October 18, 2006, to Mr. Trudnak in the principal amount of $100,000. The note is unsecured, non-negotiable and non-interest bearing. The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default. The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum. The note is not assignable by Mr. Trudnak without our prior consent. The Company may prepay the note in whole or in part upon ten days notice. On November 10, 2006, Mr. Trudnak extended the due date of the note to May 31, 2007.  Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008, and $5,000 on September 14, 2011, for cumulative outstanding loans of $129,000. The maturity date of the outstanding loans was extended multiple times during 2009 through 2014. On December 31, 2014, the outstanding loans were extended to December 31, 2015. The Company repaid an aggregate of $6,900 of the notes during 2010, an aggregate $33,100 during 2011, an aggregate of $8,500 during 2013, resulting in an outstanding balance at December 31, 2014 of $80,500.  The terms of the above transaction were reviewed and approved by the Company’s audit committee and by the independent members of our Board of Directors.  Upon the death of Mr. Trudnak on April 18, 2014, the notes became part of his estate and will be assigned to his spouse, Jean M. Trudnak.

2006 and 2007 Series A Debentures (as Amended on October 15, 2010)

Under a securities purchase agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock.  On November 8, 2006, the Company issued to the institutional investors an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants.  On April 12, 2007, the Company issued an additional $2,575,000 in principal amount of the Series A Debentures, which followed the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants. Proceeds of the two offerings were used for the purpose of new personnel, research and development, registration expenses, for general working capital purposes, and repaying $200,000 in loans made to us by Mr. Michael W. Trudnak, our Chairman and CEO. The Company allocated proceeds from each closing to the derivative liability features of the Series A Debentures and Series D Warrants that were recognizable as a liability under generally accepted accounting principles.  We also issued at the first closing an aggregate of 623,520 common stock purchase warrants to the placement agent as compensation in the offering, which were upon terms substantially similar to the Series D Warrants. One-half of the Series D Warrants (2,226,854 warrants) and the placement agent warrants (311,760 warrants) became exercisable on November 8, 2006. The remaining one-half of the Series D Warrants (2,226,855 warrants) and the placement agent warrants (311,760 warrants) became exercisable on April 12, 2007. The Series D Warrants and the placement agent’s warrants may be exercised via a cashless exercise if certain conditions are met. Due to the potential of the milestone-related adjustments, the initial exercise price of $1.15634 may be reset and the maximum number of shares to be issued under the debentures was at that time indeterminable, and the Company considered the guidance of ASC 815-40, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, whereby public companies that are or could be required to deliver shares of common stock as part of a physical settlement or a net-share settlement, under a freestanding financial instrument, are required to initially measure the contract at fair value, and concluded that the potential of the milestone-related adjustments at that time may cause insufficient shares to share settle the contracts.  On April 1, 2007, due to the various milestone-related provisions, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants were reset to a price of $0.7453 per share, then to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008. The Series A Debentures and Series D Warrants also have a fully ratchet anti-dilution provision, whereby any subsequent equity transaction entitling a person to acquire shares of common stock at an effective price per share that is lower than the then conversion price, then the conversion price of the Debentures and Warrants shall be reduced to equal the lower subsequent equity transaction price.  Subsequently, as a result of a June 2009 financing in which the Company elected to issue shares of common stock and warrants at $0.25 per share, the conversion price of our debentures and the exercise price of the Series D Warrants was adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the Series D Warrants (including the warrants the Company issued to the placement agent in the financing) were increased by an aggregate of 2,677,417 Series D warrants.  On July 10, 2007, a debenture holder exercised 864,798 Series D Warrants for 864,798 shares of common stock, and 914,798 warrants were exercised during 2010 under the cashless provision for 420,166 shares of common stock. Of the remaining Series D Warrants and Placement Agent Warrants, 3,062,527 warrants expired on November 11, 2011, and 3,012,523 warrants expired on April 12, 2012.

As of December 31, 2014, an aggregate of $3,461,795 in principal amount of the Series A Debentures have been converted into 8,730,037 shares of common stock, an aggregate of $663,043 in interest amount have been converted into 2,675,576 shares of common stock, and an aggregate of 1,779,596 Series D Warrants have been exercised resulting in the issuance of 1,284,964 shares of common stock. Accordingly, as of December 31, 2014, an aggregate of $1,688,205 of principal amount of the debentures remain unconverted.

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

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid. Therefore, the Company could be considered in default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We have been in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. When an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of December 31, 2014 at approximately $337,641.  As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so.  The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

Prior to the Debenture amendment agreement and absent a default, the Debentures bore interest at the rate of 10% per annum.  The Debenture agreement, as amended on October 15, 2010, states no interest and that from July 1, 2010 through the maturity date of June 30, 2011, the principal amount of this Debenture shall bear no interest.” Any reference to the accrual of interest or late fees, beyond the maturity date, was specifically deleted from the Debenture agreement. If an Event of Default occurs, the outstanding principal amount of the Debentures, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder’s election, immediately due and payable in cash at the mandatory default amount. Commencing 5 days after the occurrence of any Event of Default that results in the eventual acceleration of the Debenture, the interest rate on the Debenture shall accrue at an interest rate equal to the lessor of 18% per annum or the maximum rate permitted under applicable law. In accordance with the terms of the amendment agreement, management believes there is no legal requirement to continue the accrual of interest or late fees. Management also determined that there are two (2) events that must take place before the default interest rate of 18% takes effect. One is an event of default, which occurred when the Company did not make payment of the outstanding principle amount on the amended due date of July 1, 2011. The other event is an “eventual acceleration” of the mandatory default amount, which did not take place since the default did not occur before the maturity date of June 30, 2011, and the event of default occurred on the due date of July 1,

2011 when payment was not made by the Company.  Since the default did not take place before the maturity or due date, no acceleration of the payment for the outstanding principal amount of the Debentures took place, and the 18% default interest provision does not apply.

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

Financial Condition, Going Concern Uncertainties and Events of Default

The Company, previously an operating stage company, became a development stage company on April 1, 2012.  A development stage company, as defined by ASC-915-10 “Accounting and Reporting by Development Stage Enterprise”, is an entity that devotes substantially all of its efforts to establish a business and either of the following conditions exists: 1) the principal operations have not commenced, or 2) the principal operations have commenced, but there has been no significant revenue therefrom.  During 2014, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations.  Our independent registered public accounting firm’s report on the consolidated financial statements included herein, and in this Annual Report on Form 10-K for the year ended December 31, 2014, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder. In addition, the Company is currently evaluating the impact of ASU No. 2014-15, Presentation of Financial Statements—Going Concern, on its disclosures regarding the Company’s ability to continue as a going concern.

As of December 31, 2014, the Company has outstanding trade and accrued payables of $1,792,192, other accrued liabilities of $242,404, and accrued salaries and related expenses due to our employees and management of $8,792,108. Also, the Company has an outstanding noninterest-bearing loan from its previous Chief Executive Officer of $80,500, and $807,500 short-term notes from a total of twenty (20) investors.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid. Therefore, the Company could be considered in default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We have been in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. When an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of December 31, 2014 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

As of December 31, 2014, we had a cash balance of $33,961. Subsequently and through the date of this report, Company sold to accredited investor an aggregate of 2,000,000 shares of common stock upon the exercise of 2,000,000 warrants for gross proceeds of $60,000.  Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities. Currently, will require an aggregate of approximately we are spending or incurring (and accruing) expenses of approximately $150,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees. Management believes that we will require an aggregate of approximately $1,800,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.  This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

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

During 2014, our total stockholders’ deficit increased by $644,719 to $13,570,796, and our consolidated net loss for the period was $783,378, compared to a net loss for the same period in 2013 of $2,437,304, or a decrease of $1,653,926 (67.9%).  Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

CONSOLIDATED RESULTS OF OPERATIONS

The following analysis reflects the consolidated results of operations of Applied Visual Sciences, Inc. and its subsidiaries.

Fiscal 2014 as Compared with Fiscal 2013

Net Revenues. There were no revenues for fiscal period ended December 31, 2014, or for the same period in 2013.

Cost of Sales.  There was no cost of sales for fiscal period ended December 31, 2014, and the same period in 2013.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for fiscal 2014 of $1,002,624, decreased by $1,022,551 (50.5%), as compared to $2,025,175 for the same period in 2013. The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the twelve month period.

	Years Ended December 31
	2014	2013	$ Change	% Change
Payroll and related costs	$ 690,846	$ 946,674	$ (255,828)	(27.0)
Professional fees	121,671	214,352	(92,681)	(43.2)
Research and development costs	62,990	80,094	(17,104)	(21.4)
Other operating expenses	53,694	88,587	(34,893)	(39.4)
Depreciation and amortization	55,144	55,139	5	0.0
Stock-based compensation	18,279	640,329	(622,050)	(97.1)
Total	$ 1,002,624	$ 2,025,175	$ (1,022,551)	(50.5)

Payroll and related costs, which includes salaries, commissions, taxes and benefits, decreased $255,828 (27.0%), due to a reduction in full-time staff. During 2014, the Company employed three full-time and one part-time employee, and during 2013, five full-time, one part-time employee.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees decreased for the year ended December 31, 2014 versus the same period last year by $92,681 (43.2%) due to: (i) a decrease of $1,018 for general consultants, legal counsel, and miscellaneous services and fees, and (ii) a decrease in information technology consulting fees of $91,663.

Research and development (“R&D”) costs decreased for fiscal 2014, compared to the same period last year by $17,101 (21.4%).  During 2014, the staff focused on performance metrics and algorithm improvements for Signature Mapping TBDx™ that were used in the clinical evaluations.

Depreciation and amortization expense is determined on the straight-line method over the estimated useful life of the asset, which for equipment and furniture ranges from 3 to 10 years, and for intangible assets (patent acquisition costs capitalized) are being amortized over the 20-year legal life of the patents.

Other operating expenses decreased by $34,893 (39.4%) to $53,694 for fiscal 2014, as compared to $88,587 for the same period in 2013. The decrease is attributed to: (i) lower administrative costs of $7,472, (ii) decreased trade conference costs of $10,317, and (iii) reduced rent costs of $17,104.

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee members of our Board of Directors, and consultants in lieu of cash compensation. Employee stock option expense for the years ended December 31, 2014 and 2013 represents the amortization of the Black-Scholes fair value as outlined above in accordance with ASC 718-10.  ASC 718-10 requires the recognition of all share-based payments to employees or to non-employee directors, as compensation for service on the Board of Directors, as compensation expense in the consolidated financial statements. The amount of compensation is measured based on the estimated fair values of such stock-based payments on their grant dates, and is amortized over the estimated service period to vesting.  The Company issued stock-based compensation to management and other employees during 2013, and none during 2014. During the year ended December 31, 2014, the Company recognized an expense associated with employees, including its named executives, for stock-based compensation of $10,279, and $634,829 for the same period in 2013, or a decrease of $624,550 (98.4%).  Consulting expense for stock-based payments to consultants is based on the fair value of the stock-based compensation at inception and amortized over the estimated service period but, in accordance with ASC 505-50, is remeasured on each reporting date until the performance commitment is complete. During 2014, the Company recognized an expense for stock-based compensation to consultants of $8,000, compared to $5,500 during 2013, or an increase of $2,500 (45.4%).

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income and expense. Net other income for fiscal 2014 was $219,246, compared to an expense in 2013 of $412,129 for the same period last year, for an increase in other income of $631,375 (153.2%).

There was no interest income from interest bearing accounts for fiscal 2014, or for the same period in 2013, due to low average daily cash balances in interest bearing accounts during the periods.

The components of non-operating items for the 2014 and 2013, and the variances include: (i) financing costs for commissions on short-term notes of $0 in 2014 versus $225 for the same period in 2013, or a decrease of $225 (100.0%), (ii) no sale of furniture in 2014, and a gain from the sale of furniture in 2013 of $8,338, (iii) debt discount amortization costs in 2014 of $20,570 and $10,826 in 2013, or an increase in expense of $9,744 (90.0%), (iv) interest expense in 2014 for short-term notes of $97,825, whereby $71,775 for the same period in 2013, or an increase in expense of $26,050 (36.3%), (v) income of $337,641 in 2014 for the revaluation of beneficial conversion feature of the outstanding debentures, compared to an expense of $337,641 in 2013, or an increase in income of $675,282 (200.0%). Non-cash non-operating income included above for fiscal 2014 was $317,071, compared to non-operating expense of $348,467 for the same period in 2013, or an increase in non-cash non-operating income of $665,538 (191.0%).

Net Loss and Net Loss per Common Share.  Net loss for fiscal 2014 was $783,378, compared to $2,437,304 for the same period in 2013, for a decrease in net loss of $1,653,926 (67.9%). Net loss for the Company per common share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of shares outstanding. Net loss per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from contingently issuable shares (i.e. common stock purchase warrants and stock options issued and outstanding).

Reconciliation between the numerators and denominators of the basic EPS computations is as follows:

	Year Ended December 31
	2014	2013
Numerator:
Net loss	$ (783,378)	$ (2,437,304)

Denominator:
Weighted average common shares outstanding - basic	103,536,220	101,107,202

Net loss per common share:
Basic	($0.01)	($0.02)

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes scheduled maturities of our contractual obligations extending beyond one year for which cash flows are fixed and determinable as of December 31, 2014.

Category	Payments Due in Fiscal
	Total	2015	2016	2017	2018	2019	Thereafter
Convertible debentures (1)	$ 1,688,205	$ 1,688,205	$ -	$ -	$ -	$ -	$ -
Notes payable (2)	807,500	807,500	-	-	-	-	-
Notes payable and advances, related parties (3)	80,500	80,500	-	-	-	-	-
Interest payments (4)	242,404	242,404	-	-	-	-	-
Operating lease commitments (5)	-	-	-	-	-	-	-
Unconditional purchase obligations (6)	-	-	-	-	-	-	-
Total contractual obligations	$ 2,818,609	$ 2,818,609	$ -	$ -	$ -	$ -	$ -

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

(2) Represents outstanding notes payable issued in 2011 of $400,000, in 2012 of $160,000, in 2013 of $179,500, and $68,000 in 2014.  The original term of the notes varried from three (3) months to 18 months, with interest rates from noninterest bearing to 12% per annum. The notes have subsequently been extended and they mature on December 31, 2015.  See Other Liabilities above for further information on the 2011 through 2014 Short-Term Promissory Notes.

(3) Represents outstanding notes payable from our previous chief executive officer. The notes are non-negotiable, unsecured, and non-interest bearing.  The term of the original note was six (6) months, and all notes were subsequently amended to extend the maturity date to December 31, 2015.  See Other Liabilities above for further information on the 2006 through 2011 Short-Term Promissory Notes, Related Party.

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

(5) The Company's office lease expired on January 31, 2013, and was not renewed.  Total rental expense included in the accompanying consolidated statements of earnings was $5,860 in fiscal 2014, and $22,745 in fiscal 2013.

(6) The company currently does not have any outstanding unconditional purchase obligations.  They would though include inventory commitments, future royalty, consulting agreements, other than month-to-month arrangements or those that expire in less then one year, or commitments pursuant to executive compensation arrangements.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition at December 31, 2014 and our results of operations for the two fiscal years ended December 31, 2014, are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These estimates and assumptions can be subjective and complex and, consequently, actual results could differ from those estimates.  We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

The Company has two groups of products and services - Security (PinPoint™) and Healthcare (Signature Mapping™ Medical Computer Aided Detection (“Medical CAD”)).  The Company has determined that as a result of no revenue generated for the two years ending December 31, 2014, we operate under one business unit in The America’s, and have pursued one product line, Healthcare’s Tuberculosis Detection (“TBDx™”) software in South Africa, India, Nigeria, and Peru.

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

Valuation of Long-Lived Assets Including Acquired Intangibles.  We evaluate the carrying value of long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying value of an asset within the scope of ASC 360-10, “Accounting of the Impairment or Disposal of Long-Lived Assets” may not be recoverable. Our assessment for impairment of assets involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, and considers year-end the date for its annual impairment testing.  The Company prepared this analysis for each of the years ended December 31, 2014 and 2013, and concluded that the intangible assets are not impaired.  Therefore, there was no impairment expense during Fiscal 2014 and 2013

Impairment of Excess of Purchase Price Over Net Assets Acquired.  We follow the provisions of ASC 805-10, “Business Combinations” and ASC 350-10, “Goodwill and Other Intangible Assets.” These statements establish financial accounting and reporting standards for acquired goodwill.  Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements.  Effective January 1, 2002, with the adoption of ASC

350-10, goodwill must be evaluated for impairment and is no longer amortized.  Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired.  To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets.  We determine impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill.  Impairment is tested annually or whenever indicators of impairment arise.  There was no goodwill on the consolidated balance sheet of the Company during Fiscal 2014 and 2013, as a net realizable value analysis was made for goodwill in prior years during the Company’s operating stage and such asset was fully impaired during those prior years.

OFF-BALANCE SHEET ARRANGEMENTS

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition, or results of operations as of December 31, 2014 and December 31, 2013.

.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to “Notes to Consolidated Financial Statements, Note 2 - Significant Accounting Policies” for discussion regarding the impact of Accounting Standards that were recently issued but not yet effective, on our Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures.  There were no international revenues subject to such market risks during fiscal 2014.  International activities were mostly from our Signature Mapping™ revenue opportunities in South Africa and India.  Therefore, we may be exposed to foreign exchange rate fluctuations as the Company continues to pursue the revenue opportunities outside the United States.  As exchange rates vary, results when translated may vary from expectations and adversely impact overall expected profitability. As of December 31, 2014, the Company’s foreign currency exposure is related to accounts payable trade in the amount of $30,371.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page 79 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Audit Committee of the Board of Directors of the Company has appointed the firm of KBL, LLP, to serve as Applied Visual Sciences, Inc.'s independent registered public accountants and to be the principal registered public accountants to conduct the audit of Applied Visual Sciences, Inc.'s financial statements. KBL, LLP was first appointed on February 23, 2009 for the fiscal year ending December 31, 2008 audit. On April 15, 2015, KBL, LLP was reaffirmed by the Audit Committee as Applied Visual Sciences, Inc.'s independent registered public accountants and to be the principal registered public accountants to conduct the audit of Applied Visual Sciences, Inc.'s financial statements for the fiscal year ended December 31, 2014.

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

Based on this evaluation, and for reasons discussed below, the Certifying Officers determined that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the Reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure. On November 6, 2013, the Company filed its June 30, 2013 Form 10-Q, which was due on August 14, 2013, and this Annual Report on Form 10-K for the year ended December 31, 2014, was due on March 31, 2015.

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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was not effective.

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the directors and executive officers of Applied Visual Sciences, Inc. during 2014, and current as noted:

Name	Age	Title
William J. Donovan (1)	63	Chairman of the Board, Chief Executive Officer, Secretary, Director - Class III
Gregory E. Hare	61	Chief Financial Officer, Treasurer
Sean W. Kennedy	65	Director - Class II, Consultant to the Company (resigned on February 15, 2014)
Charles T. Nash	64	Director - Class I
Michael W. Trudnak (2)	--	Previous Chairman of the Board, Chief Executive Officer, Secretary, Director - Class III

(1) Mr. Donovan was elected as Chairman of the Board, Chief Executive Officer, and Secretary on April 21, 2014.  On April 7, 2014, upon the medical leave of absence of Mr. Trudnak and in keeping with the Company's Certificate of Incorporation, Mr. Donovan assumed these responsibilities on a temporary basis. Mr. Donovan was previously the Company's President and Chief Operating Officer.

(2) Mr. Trudnak was Chairman of the Board, Chief Executive Officer, Secretary, and Director - Class III until his death on April 18, 2014.  He took a medical leave of absence on April 7, 2014, and was 62 years old at the time of his death.

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

Biographical information with respect to our fiscal 2014 executive officers and directors of Applied Visual Sciences, Inc. are set forth below. There are no family relationships between any present executive officers or directors.

William J. Donovan, Chairman of the Board, Chief Executive Officer, Secretary, and Director. Mr. Donovan became a Class III director in August 2006. Mr. Donovan has been Chairman of the Board and Chief Executive Officer since April 21, 2014, and was previously the President and Chief Operating Officer since January 31, 2006. Also, Mr. Donovan held the position of Chief Financial Officer from August 18, 2003, until January 30, 2006.  From January 2003 until August 2003, Mr. Donovan was an independent consultant to an affiliate of American Express Small Business Services. From September 1999 through December 2002, Mr. Donovan was CFO of Streampipe.com, Inc., a privately held streaming communications media company.  From October 1996 to August 1999, Mr. Donovan was Chief Operating and Financial Officer for TDI, Inc., a privately held international wireless telecommunications services company.   From October 1986 to October 1996, Mr. Donovan was Chief Financial Officer, Secretary, Treasurer and a director at Riparius Corporation, a privately held holding company with operating subsidiaries in the areas of real estate development, property management, general contracting, government contracting, and telecommunications engineering.  From October 1980 to October 1986, Mr. Donovan was the Controller for McCormick Properties, Inc., a publicly held commercial real estate subsidiary of McCormick & Company.  From July 1973 to October 1980, Mr. Donovan was the Controller for AMF Head Sports Wear, Inc., a privately held international sporting goods manufacturer and a subsidiary of AMF, Inc., a publicly held company.  Mr. Donovan received a Bachelor of Arts in History in 1973 and a Certificate in Accounting in 1978 from the University of Maryland.  In 1982, he received an MBA from the Sellinger School of Business, Loyola University Maryland.  Mr. Donovan has been a Certified Public Accountant since 1982.  He is also a Certified Business Valuation & Transfer Agent, Business Brokers Network, 2002.  He has been on the Advisory Board for Nogika Corporation, a privately held software company, since 2001.

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

Sean W. Kennedy, Director.  Mr. Kennedy became a Class II director in July 2003 and a consultant to the Company since May 27, 2008.  On February 15, 2014, Mr. Kennedy resigned from the Board and as a consultant to the Company.  Mr. Kennedy does occasionally consult with the Company on information technology matters.  From January 2001 to the present, Mr. Kennedy has been President and Chief Executive Officer of BND Software, Inc. a privately held software development company.  On May 27, 2008, the Company entered into a consulting agreement with BND Software pursuant to which it agreed to provide certain consulting services to the Company including managing the research, development and information systems activities of the Company.  From October 1999 to December 2000, Mr. Kennedy was divisional Vice President of Votenet Solutions, a Web development and consultant for trade associations, political parties and related organizations.  From April 1994 to October 1999, Mr. Kennedy was President and CEO of Raintree Communications Corporation, a privately held telecommunications services company, focused on providing technology tools for legislative lobbying to Trade Associations and Fortune 500 companies.  From June 1989 to April 1994, Mr. Kennedy was President and CEO of Electronic Funds Transfer Association, a trade association for the electronic payments systems industry.  Mr. Kennedy is a graduate of Mount Saint Mary’s College in Emmitsburg, Maryland.

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

Michael W. Trudnak, Previous Chairman of the Board, Chief Executive Officer, Secretary, and Director.  Mr. Trudnak was the Company’s previous Chairman of the Board, Secretary, Chief Executive Officer, and Class III director since in June 2003, and held those positions until he took a medical leave of absence on April 7, 2014, and passed away on April 18, 2014.  From October 2002 to March 2003, Mr. Trudnak was a consultant to certain telecommunications services companies. From April 2002 to October 2002, Mr. Trudnak was Chief Operating Officer and subsequently President, Chief Executive Officer and a director of Advanced Data Centers, Inc., a privately held telecommunications services company. From July 2001 to March 2002, Mr. Trudnak served as Vice President of Mid-Atlantic Sales for Equant N.V, a leading provider of global IP and data services to multinational companies. Prior to Equant's acquisition of Global One, Inc., in July 2001, Mr. Trudnak served as an Executive Director for South East Region Sales for Global One from June 1998 to July 2001, and from January 1996 to June 1998, served as Managing Director of Global One's sales and operations in France and Germany. From November 1989 through December 1995, Mr. Trudnak served as director of facilities engineering and then Senior Group Manager for Sprint International, a global telecommunications services provider. Mr. Trudnak had over twenty-five years of diversified executive management, sales, business operations, technical and administrative experience in the telecommunications industry.  Mr. Trudnak served in the Marine Corps from April 1972 through January 1976.

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

Audit

-

Charles T. Nash, Chairman

Compensation

-

Charles T. Nash, Chairman

Nominating

-

Charles T. Nash, Chairman

The Board of Directors

The Board oversees the business affairs of Applied Visual Sciences, Inc. and monitors the performance of management. During the year ended December 31, 2014, the Board did not hold meetings and handled certain other business through unanimous written consents of its board in accordance with its by-laws and applicable Delaware law.  Therefore, Messrs. Donovan, Kennedy, Nash and Trudnak did not attend such meetings of the Board.  Applied Visual Sciences, Inc. has a policy of requesting all directors to attend annual meetings of stockholders. On April 24, 2010, the Company reduced the number of members required for the board of directors from nine to seven members. Currently, the Board has four committees, an Audit, Compensation, Nominating, and Special Committee. The membership and functions of such committees are described below.

Currently, Mr. Donovan serves as our Chairman and Chief Executive Officer.  Mr. Donovan previously served as our President and Chief Operating Officer until his appointment as Chairman and Chief Executive Officer on April 21, 2014. At December 31, 2014, the Company had one (1) independent Board member, and each of our Board committees consists of independent directors, including each of the Chairs of such committees. We do not have a lead independent director to preside at our Board meetings, but may do so in the future.  For a company of our size, we believe that the CEO is in the best position to focus the independent directors’ attention on the issues of greatest importance to the company and its stockholders, and we believe that splitting such roles may have the consequence of making our management and governance processes less effective than they are today through duplication and a blurring of the lines of accountability and responsibility for matters.

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

Audit Committee

The Audit Committee consists of one member, Charles T. Nash.  Mr. Nash was appointed as chairman of the committee on August 29, 2012.  Mr. Nash was also appointed a member to the committee on October 27, 2011. Mr. Nash was also a member of the audit committee from September 2005 through May 2010.  The Audit Committee held four meetings during 2014, and Mr. Nash attended four (4) of the committee meetings. The board of directors determined that Mr. Nash is deemed independent within the definition of “independence” set forth in Section 803A of the NYSE Amex LLC Company Guide.

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

Compensation Committee

The Compensation Committee consists of one member, Charles T. Nash. Mr. Nash was appointed chairman of the committee on April 21, 2009, and has been a member since September 2005.  The Compensation Committee did not hold committee meetings during 2014.

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

Nominating Committee

The Nominating Committee consists of one member, Charles T. Nash.  Mr. Nash was elected chairman of the committee on April 29, 2012, and has been a member since September 2005.  The Nominating Committee did not hold committee meetings during 2014. The board has adopted a written charter for the Nominating Committee.

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

The Committee will consider all stockholder recommendations for candidates for the Board, which should be sent to the Nominating Committee, c/o Mr. William J. Donovan, Secretary, 525K East Market Street, # 116, Leesburg, VA 20176. The information required to be included is set forth in Article III, Section 2 of our Bylaws.  We believe that directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of stockholders. We believe that the following attributes are important to board membership: experience as a leader of a business firm or institution; mature and practical judgment; the ability to comprehend and analyze complex matters; objectivity and perspective; effective communications skills; and strong character and integrity. The Committee’s evaluation of director nominees takes into account their ability to contribute to the diversity of background and experience represented on the Board, and the Committee reviews its effectiveness in balancing these considerations when assessing the composition of the Board. The Board also considers candidates recommended by current directors, company officers, employees and others.  The Committee evaluates all nominees for director in the same manner regardless of the source of the recommendation.

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

 ADVISORY BOARD

On November 7, 2007, we established an advisory board to advise and make non-binding recommendations to our board of directors and management regarding the strategic positioning of our new products, future product development, industry trends, and potential research collaborations with third parties.  Members serve for a term of one year.  The advisory board is currently inactive with no members, and the Company may reestablish the Advisory Board at any time.

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

AUDIT COMMITTEE EXPERT

The Company has not designated a member of the Audit Committee as an “audit committee financial expert” since such member(s) of the audit committee does not fulfill one or more of the requirements to be designated as such.  The nominating Committee of the Board is responsible for investigating potential new members to the Board with specific background and experience as an audit committee financial expert.

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

Based on our review of Forms 3, 4 and 5 submitted to us pursuant to Rule 16a-3 under the Exchange Act by our executive officers and directors with respect to our most recent fiscal year ended December 31, 2014, there were no known (1) late reports, (2) transactions that were not reported, or (3) known failures to file a required report by such executives officers and directors.

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

Our executive compensation program during 2014 consisted of three principal elements: base salary, stock options, and severance and change in control benefits.  We also provided to two employees a car allowance.  Our ability to provide any cash incentive compensation, plan or non-plan has been constrained by our limited cash resources. Accordingly, our executive compensation arrangements have been relatively straight forward.

Moreover, due to our limited available cash, during 2006, a significant portion of the four named executive officers base salaries were and continue to be unpaid.  During 2007, three of our named executives had a small portion of their base salaries unpaid and the amount continued to be unpaid during 2014. Additionally, during 2009 through 2014, significant portions of our three named executive officers base salaries were unpaid.  As of December 31, 2014, the Company has an aggregate unpaid salary of its current two named executives of approximately $2,896,848, and $1,850.934 to the estate of our previous Chairman. We continue to accrue the salaries for our Principal Executive Officers and named executive officers, however, there is substantial uncertainty that we will be able to pay such amounts to our officers.

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

The base salary of each of our named executive officers is determined on the basis of such officer’s employment agreement with us.  Our Compensation Committee is to review annually each executive officer’s base salary during our performance review. Base salaries may be adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance, experience and the our cash position.  During 2014, we did not increase the base salary of any of Messrs. Donovan or Hare, and the Committee has not made a determination for 2015.

Also, as discussed above, and due to our limited available cash, during 2006, a significant portion of four of our then named executive officers base salaries were and continue to be unpaid.  During 2007, three of our named executives had a small portion of their base salaries unpaid and the amount continued to be unpaid during 2012.  Additionally, during 2009 through 2014, significant portions of our named executive officers base salaries were unpaid.  As of December 31, 2014, the Company had an aggregate accrued but unpaid salary due to its current two named executives of approximately $2,896,848, and $1,850.934 to the estate of our previous Chairman.

Annual Cash Incentive Bonus

Due to the limited cash available to us, we currently do not have a bonus plan and, during 2014, we did not make any annual cash incentive award to our employees, including our named executive officers.

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

Factors considered in granting stock options included: (i) the general policy during the past five, and in the foreseeable future, of not increasing base salaries of all employees, (ii) the performance of employees, (iii) the employees’ increasing responsibilities in a dynamic, and shrinking organization, and (iv) the accomplishments achieved by the Company during the prior year.  The 2003 Plan has been the principal method for our employees and executive officers to acquire equity interests in the Company. We believe that the annual aggregate value of these awards should be set near competitive median levels for comparable companies.  We may provide a greater portion of total compensation to our executives and employees through stock options given the general policy of not increasing base salaries in the foreseeable future. Our Compensation Committee administers the 2003 Plan based on the above factors. Also, the Compensation Committee, based on management’s recommendation and discussions with the Committee, may grant stock options to new employees.  There were no stock options granted to new employees during fiscal 2014 and 2013, since there were no new employees hired during this period.

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

During 2014, stock options were not granted to employees, including its named executives, as the Company did not achieve the desired results for the year.  During 2013, the Board of Directors granted 16,353,000 stock options to all employees, including its named executives, under the 2003 Plan.  The stock options were granted in consideration for the continued deferral of salaries during 2012 and 2013, as well as for the incentive for ongoing contributions in moving our product development efforts forward. The fair value of the options was $507,620 ($456,858 net of estimated forfeiture value), of which $446,579 was recognized as stock-based compensation expense during the year ended December 31, 2013, and $10,279 in 2014. The Company cumulatively reserved under the plan 26,338,292 net shares to be issued upon exercise of outstanding options, including 4,281,300 options that were subsequently exercised, with 22,056,992 shares to be issued upon exercise of outstanding options. In addition, 2,033,353 unissued options were cancelled upon termination of the 2003 Plan on August 29, 2013, and 1,628,355 options were forfeited during 2014.  Therefore, there are no shares of common stock that remain available for future awards. Compensation expense for stock options granted is recognized over the requisite service period, which is typically the period over which the stock-based compensation awards vest.  In anticipation of implementation of ASC 718-10, we accelerated the vesting of the outstanding options in December 2005, prior to adopting ASC 718-10.  We applied the guidance of ASC 718-10 in conjunction with the adoption of ASC 718-10.  This acceleration was for all employees, including the named executive officers.

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

During 2014, the Company issued 185,000 stock awards under the 2009 Stock Compensation Plan to a consultant of the Company, and during 2013, issued 6,483,333 stock awards, of which 150,000 stock awards were issued as an inducement for the issuance of a short-term promissory note, 1,500,000 stock awards were issued to a consultant/director of the Company as additional compensation, 2,133,333 stock awards were issued to employees upon conversion of accrued and unpaid wages, and 3,000,000 stock awards were issued to two of the Company’s named executives as additional compensation.  As of December 31, 2014, there are no shares available for future awards under the 2009 Stock Compensation Plan.

Severance and Change in Control Benefits

Two of our named executive officers are covered by employment agreements which specify payments in the event the executive’s employment is terminated. The type and amount of payments vary by executive level and the nature of the termination. These termination benefits are payable if and only if the executive’s employment terminates as specified in the applicable employment agreement.  Also, our two named executive officers, Mr. Donovan and Mr. Hare, have employment agreements that require us to make certain payments in the event of a change in control and upon the occurrence of certain other material events.

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

Perquisites and Other Compensation

During the each of the two fiscal years ended December 31, 2014, our current named executive officer and previously named executive officer received reimbursement of up to $6,000 annually for automobile expenses as required under the terms of their employment agreements. See below “Employment, Severance and Change in Control Arrangements.”  Currently, we do not provide short or long term disability or life insurance coverage for employees, including our named executive officers, as a result of our current cash position.  We do provide health care benefits to all employees including our named executive officers, and such benefits are contributory.

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

Executive Officers Compensation:

Summary Compensation Table

The following Summary Compensation Table sets forth the compensation earned or awarded to our CEO, President and COO, CFO and other named executive officers during each of the two fiscal years ended December 31, 2014:

		Compensation
Name and principal position	Year	Salary	Bonus	Stock awards (1)	Options awards (1)	All other compensation (2)	Total
Michael W. Trudnak (3)	2014	$ 82,518	$ -	$ -	$ -	$ 1,800	$ 84,318
Chairman, CEO	2013	275,000	-	-	138,400	6,000	419,400

William J. Donovan (4)	2014	265,000	-	-	-	6,000	271,000
President, COO	2013	265,000	-	45,000	137,400	6,000	453,400

Gregory E. Hare (5)	2014	200,000	-	-	-	-	200,000
Chief Financial Officer	2013	200,000	-	45,000	45,000	-	290,000

(1) Reflects the grant date fair value of stock and/or options estimated using option-pricing models calculated in accordance with ASC 718-10. See Note 2 "Significant Accounting Policies" to the Consolidated Financial Statements for a discussion of the relevant assumptions used in calculating the grant date fair value pursuant to ASC 718-10.

(2) All Other Compensation consists of monthly automobile allowance expenses of $6,000 annually, prorated during employment, for Messrs. Trudnak and Donovan.
(3) For Mr. Trudnak, and on behalf of his estate, includes accrued and unpaid salary of $84,318 in 2014, and $283,220 in 2013, for a cumulative deferral as of December 31, 2014 of $1,850,934.
(4) For Mr. Donovan, includes accrued and unpaid salary of $272,037 in 2014, and $273,081 in 2013, for a cumulative deferral as of December 31, 2014 $1,624,586.
(5) For Mr. Hare, includes accrued and unpaid salary of $200,770 in 2014, and $201,538 in 2013, for a cumulative deferral as of December 31, 2014 of $1,272,262.

Grants of Plan-Based Awards Table

The following table sets forth information regarding stock option awards to our named executive officers under our 2003 Stock Incentive Plan during the fiscal year ended December 31, 2014:

Name	Grant Date	Estimated future payouts under non-equity incentive plan awards	Estimated future payouts under equity incentive plan awards (#)	All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Share)	Grant date fair value of stock and option awards
Michael W. Trudnak	None	$ -	-	-	-	$ -	$ -

William J. Donovan	None	-	-	-	-	-	-

Gregory E. Hare	None	-	-	-	-	-	-
-

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for each named executive officer regarding the number of shares subject to exercisable and unexercisable stock options as of December 31, 2014.

Name	Option awards (1)						Stock awards
	Number of securities underlying unexercised options (#)		Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price (1)		Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested
	Exercisable	Unexercisable
Michael W. Trudnak
	125,000	-	-	$ 0.30	(2)	1/14/2017	-	-	-	-
	707,530	-	-	0.30	(2)	10/8/2017	-	-	-	-
	334,900	-	-	0.30	(2)	1/8/2018	-	-	-	-
	357,900	-	-	0.30		4/21/2019	-	-	-	-
	4,000,000	-	-	0.03	(3)	1/17/2023	-	-	-	-
	460,000	-	-	0.04	(3)	8/1/2023	-	-	-	-

William J. Donovan
	200,000	-	-	0.30	(2)	11/21/2015	-	-	-	-
	125,000	-	-	0.30	(2)	1/14/2017	-	-	-	-
	353,372	-	-	0.30	(2)	10/8/2017	-	-	-	-
	322,600	-	-	0.30	(2)	1/8/2018	-	-	-	-
	344,800	-	-	0.30		4/21/2019	-	-	-	-
	3,500,000	-	-	0.03	(3)	1/17/2023	-	-	-	-
	810,000	-	-	0.04	(3)	8/1/2023	-	-	-	-

Gregory E. Hare
	200,000	-	-	0.30	(2)	1/16/2016	-	-	-	-
	125,000	-	-	0.30	(2)	1/14/2017	-	-	-	-
	312,840	-	-	0.30	(2)	10/8/2017	-	-	-	-
	243,500	-	-	0.30	(2)	1/08/2018	-	-	-	-
	260,200	-	-	0.30		4/21/2019	-	-	-	-
	1,500,000	-	-	0.03	(3)	1/17/2023	-	-	-	-

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

(3) Six month vesting period.

Option Exercises and Stock Vested Table

The following table sets forth information for each named executive officer regarding the number of shares acquired upon the exercise of stock options and stock awards granted during the year ended December 31, 2014, and the aggregate dollar value realized upon the exercise of the stock option and stock awards. We have not issued stock appreciation rights (SAR’s) or restricted stock awards (RSA’s) under our 2009 Stock Compensation Plan.

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

Michael W. Trudnak.   Mr. Trudnak served as our Chairman of the Board, Secretary, Chief Executive Officer and a Class III director until his death on April 18, 2014.  The Company entered into an employment agreement with Mr. Trudnak, which commenced on January 1, 2003.  The Company amended his agreement effective December 10, 2004. The amended agreement was for a three year term commencing June 26, 2003, and was renewable for one year terms.  The employment agreement provided for annual compensation to Mr. Trudnak of $275,000 and a monthly automobile allowance of $500.  The agreement provided for incentive compensation and/or bonuses as determined by Applied Visual Sciences, Inc., participation in the Company’s stock option plan, and participation in any of its employee benefit policies or plans.  The employment agreement was terminated upon the death of the employee, and Applied Visual Sciences, Inc.’s obligation to pay compensation terminated immediately.  In the event the agreement was terminated by us other than by reason of the death or disability of the employee or for cause, the employee was entitled to payment of his base salary for one year following termination.  There was a provision by which the employee could terminate the agreement on 30 days’ prior notice to Applied Visual Sciences, Inc. The employee entered into an employee proprietary information, invention assignment and non-competition agreement, pursuant to which the employee agreed not to disclose confidential information regarding Applied Visual Sciences, Inc., agrees that inventions conceived during his employment become the property of Applied Visual Sciences, Inc., agreed not to compete with the business of Applied Visual Sciences, Inc. for a period of one year following termination of employment, and agreed not to  solicit employees or customers of the Company following termination of employment.

William J. Donovan.   Mr. Donovan was appointed Chairman of the Board and Chief Executive Officer on April 21, 2014, and previously served as President and Chief Operating Officer, and prior to that served as Chief Financial Officer of Applied Visual Sciences, Inc. The Company entered into a new employment agreement with Mr. Donovan on November 18, 2005, which superseded his previous employment agreement with Applied Visual Sciences, Inc., dated effective August 18, 2003.  The new employment agreement is for a term of three years unless earlier terminated, and is automatically renewable for one year terms.  The employment agreement provides for an annual salary of $265,000.  The agreement provides for annual performance bonuses based on goals established by Applied Visual Sciences, Inc. and agreed to by Mr. Donovan, a monthly automobile allowance of $500, participation in our stock option and other award plans (which options or awards shall immediately vest upon a “change in control”), and participation in any benefit policies or plans adopted by us on the same basis as other employees at Mr. Donovan’s level.

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

Cash Severance and Change in Control Payments

The following table summarizes the potential payments and benefits payable to each of our current named executive officer upon termination of employment or change in our control assuming our named executive officers were terminated on December 31, 2014:

Name	Other Than Death, Disability, or Cause (1)	Disability (1)	Material Reason (1)	Change in Control (2)
William J. Donovan	$ 265,000	$ 265,000	$ 265,000	$ 397,500
Gregory E. Hare	200,000	200,000	200,000	300,000

(1) Represent 12 months salary, and does not include accrued and unpaid salary, nor earned and unused vacation.
(2) Represent 18 months salary, and does not include accrued and unpaid salary, nor earned and unused vacation.

Acceleration of Vesting of Option Awards

If our current named executive officers were terminated on December 31, 2014, the applicable officer is entitled to automatically and immediately vest in his or her outstanding stock options, as described in the table below:

Name/Circumstances	Description of Equity Awards
William J. Donovan (Change of Control, Death, or Disability)	All outstanding options that are exercisable or unexercisable.
Gregory E. Hare (Change of Control, Death, or Disability)	All outstanding options that are exercisable or unexercisable.

Directors Compensation:

Compensation Discussion and Analysis

On December 6, 2007, based upon the recommendation of the Compensation Committee, the Board adopted an “Amended Policy Regarding Compensation of Independent Directors,” pursuant to which we will furnish the following compensation to our independent directors effective July 1, 2009.  The Board did not grant compensation to the independent directors during 2014, as outlined below.  Although, the Company generally furnishes compensation to our independent directors in accordance with the following policy:

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

Director Compensation Table

The following table sets forth compensation to our independent directors for the fiscal year ended December 31, 2014. Currently, our independent directors as a group only receive stock option awards as compensation for their services on the Board and do not receive any cash compensation other than reimbursement of expenses for such activities.

Name	Fiscal Year (1)	Fees Earned or Paid in Cash	Stock Awards Value	Option Awards Value (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Charles T. Nash	2014	$ -	$ -	$ -	$ -	$ -	$ -	$ -

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for each of our independent directors regarding the number of shares subject to exercisable and unexercisable stock options as of December 31, 2014.

Name	Option awards (1)						Stock awards
	Number of securities underlying unexercised options (#)		Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price (1)		Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested
	Exercisable	Unexercisable
Charles T. Nash
	12,500	-	-	0.30	(2)	9/21/2015	-	-	-	-
	12,500	-	-	0.30	(2)	1/11/2017	-	-	-	-
	22,500	-	-	0.30	(2)	1/14/2017	-	-	-	-
	60,000	-	-	0.30	(2)	1/14/2018	-	-	-	-
	35,000	-	-	0.30		4/21/2019	-	-	-	-
	150,000	-	-	0.22		7/6/2019	-	-	-	-
	185,000	-	-	0.15		2/1/2020	-	-	-	-
	3,425	-	-	0.30		5/24/20	-	-	-	-
	6,000	-	-	0.04	(3)	8/1/2023	-	-	-	-

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of July 17, 2015, the beneficial ownership of our common stock by (i) any person we know who is the beneficial owner of more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.  As of July 17, 2015 there were 106,728,612 shares of our common stock issued and outstanding.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (1)		% of Common Stock Beneficial Qwnership
The Estate of Michael W. Trudnak (former Chairman/CEO)	14,202,938	(2)	0.1%
William J. Donovan	9,465,972	(3)	0.1%
Gregory E. Hare	5,170,744	(4)	0.0%
Sean W. Kennedy (resigned from the board and as consultant on February 15, 2014)	5,054,274	(5)	0.0%
Charles T. Nash	493,925	(6)	*
All executive officers and directors as a group (5 individuals)	34,387,853	(7)	0.3%

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

(2)	Estate of Mr. Trudnak – includes 5,985,330 shares underlying options and 1,666,804 warrants to purchase shares of common stock which are exercisable.
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
(7)

All executive officers and directors as a group (5 individuals) - includes shares underlying options to purchase an aggregate of 5,985,330, 5,655,772, 2,641,540, 2,149,400, and 486,925 shares of common stock which are currently exercisable that have been granted to The Estate of Mr. Trudnak and Messrs. Donovan, Hare, Kennedy, and Nash, respectively.  Also includes shares underlying warrants to purchase an aggregate of 1,666,804, 1,600,000, 900,136, 588,412, and 0 shares of common stock which are currently exercisable that have been issued to The Estate pf Mr. Trudnak, and Messrs. Donovan, Hare, Kennedy, and Nash respectively.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the executive and director compensation arrangements, including employment and change in control arrangements discussed above under Item 11 - Executive Compensation, the following is a description of transactions since January 1, 2008, to which we have been a party in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years, and in which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Loans from Our Chief Executive Officer

On October 18, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, our previous Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned the Company $100,000. The Company issued a non-negotiable promissory note, dated effective October 18, 2006, to Mr. Trudnak in the principal amount of $100,000. The note is unsecured, non-negotiable and non-interest bearing. The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default. The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of

$100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum. The note is not assignable by Mr. Trudnak without our prior consent. The Company may prepay the note in whole or in part upon ten days notice. On November 10, 2006, Mr. Trudnak extended the due date of the note to May 31, 2007.  Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008, and $5,000 on September 14, 2011, for cumulative outstanding loans of $129,000.  The maturity date of the outstanding loans was extended to May 31, 2009, then to May 31, 2010 and June 30, 2011, and subsequently to December 31, 2011 and then to June 30, 2012.  On June 30, 2012, the outstanding loans were extended to December 30, 2012, and then to June 30, 2013, and subsequently to December 31, 2013.  On December 31, 2013, the outstanding loans were extended to June 30, 2014. The Company repaid an aggregate of $6,900 of the notes during 2010, an aggregate $33,100 during 2011, an aggregate of $8,500 during 2013, resulting in an outstanding balance at December 31, 2014 of $80,500. The terms of the above transaction were reviewed and approved by the Company’s audit committee and by the independent members of our Board of Directors. Upon the death of Mr. Trudnak on April 18, 2014, the notes became part of his estate and will be assigned to his spouse, Jean M. Trudnak.

Consulting Agreement with BND Software, Principal Owner Sean Kennedy, a Director of the Company

On July 15, 2008, Applied Visual Sciences, Inc. entered into a consulting agreement with BND Software, Inc. (“BND”), a corporation that is owned and controlled by Mr. Sean W. Kennedy, a director of the Company. BND agreed to provide certain consulting services to the Applied Visual including managing the research, development and information systems activities of the Company. The agreement is for a term of one year commencing on May 27, 2008, and on May 31, 2009. The agreement provided for an extension of a twelve (12) month period upon mutual agreement by both parties. The agreement may be terminated upon 60 days prior written notice by one party to the other party. The agreement provided for an annual compensation of $216,000. The Company did not renew the agreement with BND, although Mr. Kennedy continued to provide management services for the research, development and information systems activities. We paid or agreed to pay BND an aggregate of $49,998 during 2014, and $141,661 during 2013.  As of December 31, 2014, the Company has accrued and unpaid fees payable to BND Software of $854,248.  On February 15, 2014, Mr. Kennedy resigned as a director and consultant to the Company.

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

The Audit Committee of the Board of Directors of the Company has appointed the firm of KBL, LLP, to serve as independent auditors of the Company for the fiscal year ending December 31, 2014.  KBL, LLP was first appointed on February 23, 2009 for the fiscal year ending December 31, 2008 audit.

For the fiscal years ended December 31, 2014, and 2013, the Company paid (or will pay) the following fees for services rendered during the year or for the audit in respect of those years:

Fee Type	2014	2013
Audit Fees (1)	$ 35,000	$ 35,000
Audit Related Fees (2)	-	-
Tax Fees (3)	2,500	2,500
All Other Fees (4)	-	-
Total	$ 37,500	$ 37,500

(1) Represents fees for professional services rendered in connection with the audit of the annual financial statements, and review of the quarterly financial statements for each fiscal year.  Fees for fiscal 2014 and 2013 are for such services provided by KBL, LLP.

(2) Represents fees for professional services that principally include due diligence in connection with acquisitions or dispositions, accounting consultantations, and assistance with internal control documentation and information systems audits. The assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements, such as SEC filings. No such services for Fiscal 2014 and 2013 were approved nor rendered.

(3) Represents fees for tax compliance services. Fees for fiscal 2014 and 2013 represent amounts for service provided by KBL, LLP.

(4) Represents fees for professional services other than those described above.  No other such services for fiscal 2014 and 2013 were approved nor rendered pursuant to the de minimis exception provided in Rule 2-01 (7) (i)(C) of Regulation S-X.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial statements:

The information required by this item appears beginning on page 79 of this Annual Report on Form 10-K. The following financial statements of the Company and those financial statement schedules required are incorporated herein by reference.

1.

Financial Statements

•

Report of Independent Registered Public Accounting Firm,

•

Consolidated Balance Sheets as of December 31, 2014 and 2013,

•

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2014 and 2013,

•

Consolidated Statement of Changes in Stockholders’ (Deficit) and Accumulated Comprehensive Income for the years ended December 31, 2014 and 2013,

•

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013,

•

Notes to Consolidated Financial Statements.

2. Financial Statement Schedules:

Exhibits:

The following exhibits are filed as part of this Annual Report on Form 10-K:

Incorporated by Reference From
Exhibit No.	Exhibit Description	Form	Filing Date	Filed Herewith

2.1	Amended and Restated Agreement and Plan of Reorganization dated effective June 12, 2003, by and among the Company, RJL Marketing Services, Inc., and the shareholders of RJL Marketing Services, Inc.	8-K	06/27/2003
3.1	Certificate of Incorporation	10-KSB	04/15/2004
3.2	Articles of Amendment to Certificate of Incorporation	10-KSB	04/15/2004
3.3	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock.	10-QSB	08/15/2003
3.4	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock.	10-QSB	08/15/2003
3.5	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, dated September 24, 2003.	10-QSB	11/14/2003
3.6	Certificate of Amendment to Certificate of Designation of Preferences and Rights of Series B Convertible Preferred Stock, dated October 27, 2003.	10-QSB	11/14/2003
3.7	Certificate of Amendment to Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock, dated November 24, 2004
3.8	By-Laws	10-KSB	04/15/2004
4.1	Form of Common Stock Certificate, on file at company
10.1	Employment Agreement, dated August 18, 2003, between the Registrant and William J. Donovan.	10-QSB	11/14/2003
10.2	Asset Purchase Agreement, dated October 23, 2003, between the Registrant, Difference Engines Corporation and Certain Stockholders.	10-QSB	11/14/2003
10.3	Amended And Restated 2003 Stock Incentive Plan.	10-KSB	04/15/2004
10.4	Amended Employment Agreement, dated December 10, 2004, between the Registrant and Michael W. Trudnak.	8-K	12/20/2004
10.5	Form of Incentive Stock Option Award Agreement.	10-Q	08/12/2005
10.6	Form of Non-Qualified Stock Option Award Agreement.	10-Q	08/12/2005
10.7	Form of Systems Implementation Agreement.	10-Q	11/14/2005
10.8	Employment Agreement, dated December 21, 2005, between the Registrant and Mr. Gregory E. Hare	8-K	01/31/2006
10.9	Loan Agreement, dated April 21, 2006, by and between the Registrant and Mr. Michael W. Trudnak.	8-K/A	5/25/06
10.10	Securities Purchase Agreement, dated November 3, 2006, by and among Registrant and Certain purchasers.	8-K	11/8/06
10.11	Form of Series A 10% Senior Convertible Debenture, due November 8, 2008.	8-K	11/8/06
10.12	Form of Registration Rights Agreement by and among Registrant and Certain Purchasers.	8-K	11/8/06
10.13	Form of Series D Common Stock Purchase Warrant Issued to Certain Purchasers.	8-K	11/8/06
10.14	Placement Agent Agreement, dated July 14, 2006, by and between Registrant and Midtown Partners & Co., LLC.	8-K	11/8/06
10.15	Form of Placement Agent’s Warrant issued to Midtown Partners & Co., LLC and its designees	8-K	11/8/06
10.16	Distribution Agreement, dated August 20, 2006, by and between Registrant and MTS Delft.	10-Q	11/14/06
10.17	Distribution Agreement, dated August 20, 2006, by and between Registrant and Calyx (UK) Limited.	10-Q	11/14/06

10.18	Securities Purchase Agreement, dated August 6, 2007, by and among Registrant and Certain purchasers.	8-K	8/7/07
10.19	Form of Series F and G Common Stock Purchase Warrant Issued to Certain Purchasers.	8-K	8/7/07
10.20	Form of Non-Qualified Stock Option Award Agreement Issued to Certain Executive Officers Related to Continued Deferral of Salary	10-Q	11/13/07
10.21	2009 Stock Compensation Plan, amended and effective on July 24, 2009	8-K	8/4/09
10.22	Form of Non-Qualified Stock Option Award Agreement, 2009 Stock Compensation Plan	8-K	6/22/09
10.23	Form of Restricted Stock Award Agreement, 2009 Stock Compensation Plan	8-K	6/22/09
10.24	Amended Policy Independent Director Compensation, effective July 1, 2009	8-K	6/25/09
10.25	Form of Independent Director Non-Qualified Stock Option Award Agreement	8-K	6/25/09
10.26	2009 Stock Compensation Plan, amended and effective on July 24, 2009	8-K	8/4/09
10.27	Certificate of Ownership and Merger, and Name Change	8-K	7/15/10
10.28	Amendment and Waiver Agreement, dated October 15, 2010, by and between Registrant and Certain Purchasers	8-K	10/20/10
10.29	Securities Purchase Agreement, dated February 23, 2011, by and among Registrant and Seaside 88, L.P.	8-K	3/2/11
10.30	Amendment Agreement, dated December 31, 2013, by and between Registrant and Mr. Michael W. Trudnak.	10-K	3/31/14
14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers	10-KSB	4/15/04
21	List of Subsidiaries.			X
23.1	Consent of KBL, LLP			X
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (President)			X
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)			X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (President)			X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)			X
101.INS	XBRL Instance Document			X
101.SCH	XBRL Taxonomy Extension Schema Document			X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document			X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			X

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

Signature	Title	Date
/s/ William J. Donovan William J. Donovan	Chairman of the Board, Chief Executive Officer, Secretary, Director	July 17, 2015
/s/ Gregory E. Hare Gregory E. Hare	Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)	July 17, 2015
/s/ Charles T. Nash Charles T. Nash	Director	July 17, 2015

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

TOGETHER WITH THE REPORT OF THE INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Applied Visual Sciences, Inc.

Leesburg, Virginia

We have audited the accompanying consolidated balance sheets of Applied Visual Sciences, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Visual Sciences, Inc. as of December 31, 2014 and 2013, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2014 and 2013 in conformity with U.S. generally accepted accounting principles.

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

/s/ KBL, LLP

New York, NY

July 17, 2015

CONSOLIDATED BALANCE SHEETS

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2014	2013
ASSETS
Current Assets
Cash	$ 33,961	$ 1,108
Prepaid expenses	2,324	1,115
Total current assets	36,285	2,223

Fixed Assets, net	44,329	55,018

Other Assets
Intangible assets, net	291,725	315,855
Total assets	$ 372,339	$ 373,096

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable	$ 1,792,192	$ 1,689,147
Accrued wages and related	8,792,108	8,099,945
Other accrued liabilities	242,404	144,579
Notes payable and advances, related parties	80,500	80,500
Notes payable, net of discount	807,500	718,930
Convertible debentures	2,025,846	2,025,846
Derivative liabilities	202,585	540,226
Total current liabilities	13,943,135	13,299,173

Stockholders' (Deficit)
Convertible preferred stock, $0.20 par value; authorized 1,000,000 shares
Shares issued and outstanding at December 31, 2014 - none
Shares issued and outstanding at December 31, 2013 - none	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares
Shares issued and outstanding at December 31, 2014 - 104,728,612
Shares issued and outstanding at December 31, 2013 - 102,531,612	104,729	102,532
Additional paid-in capital	82,993,348	82,856,886
Accumulated comprehensive income	63,354	63,354
Deficit accumulated	(96,732,227)	(95,948,849)
Total stockholders' (deficit)	(13,570,796)	(12,926,077)
Total liabilities and stockholders' (deficit)	$ 372,339	$ 373,096

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31
	2014	2013
Net revenues	$ -	$ -

Cost of sales	-	-

Gross profit	-	-

Selling, general and administrative expense	1,002,624	2,025,175

Operating loss	(1,002,624)	(2,025,175)

Other income (expense)
Gain (loss) on disposal of fixed asset	-	8,338
Interest expense	(97,825)	(71,775)
Debt discount amortization	(20,570)	(10,826)
Financing costs	-	(225)
Reevaluation of derivative liabilities	337,641	(337,641)
Other income (expense)	219,246	(412,129)

Net loss before income taxes	(783,378)	(2,437,304)
Provision for income taxes	-	-

Net loss	$ (783,378)	$ (2,437,304)

Net loss per common share
Basic	$ (0.01)	$ (0.02)

Weighted average common shares outstanding
Basic	103,536,220	101,107,202

Comprehensive income
Comprehensive income - beginning of period	$ 63,354	$ 63,354
Cumulative translation adjustments	-	-

Comprehensive income - end of period	$ 63,354	$ 63,354

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) AND ACCUMULATED COMPREHENSIVE INCOME

APPLIED VISUAL SCIENSES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) AND ACCUMULATED COMPREHENSIVE INCOME

								Total Accumulated Comprehensive Loss
				Deferred Stock Compensation	Comprehensive Income	Accumulated (Deficit)	Total Stockholders' (Deficit)
	Common Stock		Additional
	Shares	Amount	Paid-In Capital
Balance, December 31, 2012	95,318,279	$ 95,318	$ 82,117,522	$ -	$ 63,354	$(93,511,545)	$(11,235,351)	$ (93,448,191)
Common stock issued to short-term note holders	450,000	450	30,650	-	-	-	31,100	-
Conversion of accounts payable to common stock	280,000	280	10,370	-	-	-	10,650	-
Conversion of accrued wages to common stock	1,833,333	1,834	68,167	-	-	-	70,001	-
Exercise of stock options under cashless provision	150,000	150	11,850	-	-	-	12,000	-
Amortization of employees deferred stock based compensation	4,500,000	4,500	161,118	(15,000)	-	-	150,618	-
Remeasurement of stock issued to employees pursuant to vesting	-	-	41,249	15,000	-	-	56,249	-
Amortization of employee stock options	-	-	415,960	-	-	-	415,960	-
Net loss	-	-	-	-	-	(2,437,304)	(2,437,304)	(2,437,304)
Total comprehensive loss	-	-	-	-	-	-	-	(2,437,304)
Balance, December 31, 2013	102,531,612	$ 102,532	$ 82,856,886	$ -	$ 63,354	$(95,948,849)	$(12,926,077)	$ (95,885,495)
Proceeds from sale of common stock for cash, net	260,000	260	64,740	-	-	-	65,000	-
Common stock and/or warrants issued for consulting services	200,000	200	7,800	-	-	-	8,000	-
Conversion of accrued wages for exercise of employee stock options	1,737,000	1,737	53,643	-	-	-	55,380	-
Amortization of employee stock options	-	-	10,279	-	-	-	10,279	-
Net loss	-	-	-	-	-	(783,378)	(783,378)	(783,378)
Total comprehensive loss	-	-	-	-	-	-	-	(783,378)
Balance, December 31, 2014	104,728,612	$ 104,729	$ 82,993,348	$ -	$ 63,354	$(96,732,227)	$(13,570,796)	$ (96,668,873)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (783,378)	$ (2,437,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,144	55,139
Amortization of debt discounts	20,570	10,826
Stock-based compensation expense	18,279	640,329
Revaluation derivative instrument (income) expense	(337,641)	337,641
Gain on disposal of fixed assets	-	(8,338)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(1,209)	-
Decrease in other noncurrent assets	-	11,122
Increase in accounts payable	103,045	123,658
Increase in accrued wages and related	747,543	992,191
Increase in other accrued liabilities	97,825	71,775
Net cash flows used in operating activities	(79,822)	(202,961)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(20,325)	-
Investment in patents	-	690
Proceeds from sale of fixed assets and intangible assets, net of additions	-	28,934
Net cash provided by (used in) investing activities	(20,325)	29,624

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	65,000	-
Proceeds from short-term notes payable, net	68,000	179,500
Reduction of short-term notes payable, net of additional notes, related party	-	(8,500)
Net cash flows provided by financing activities	133,000	171,000

Net increase (decrease) in cash	32,853	(2,337)
Cash at beginning of the year	1,108	3,445
Cash at end of the year	$ 33,961	$ 1,108

Supplemental disclosure of cash flow information:
Cash items paid during the period:
Interest expense	$ -	$ -
Income taxes	-	-
Noncash items during the period:
Conversion of accounts payable to common stock	-	5,150
Conversion of accrued wages to common stock	-	70,000
Conversion of accrued wages for exercise of employee stock options	55,380	-
Exercise of stock options under cashless provision	-	12,000

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

Applied Visual Sciences is a software technology company that designs and develops computer-vision detection solutions for delivery to its target markets, aviation/homeland security and healthcare.  Our two product lines are offered through our two operating subsidiaries as follows: Guardian Technologies International, Inc. for aviation/homeland security products and Signature Mapping Medical Sciences, Inc., for healthcare, and Instasis Imaging, Inc., for the development, marketing, and sales of a suite of imaging analytic applications for the automated detection of breast cancer. We may engage in one or more acquisitions of businesses that are complementary, and may form wholly-owned subsidiaries to operate within defined vertical markets products.

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

Our Business Strategy

Our strategic vision is to position our core technology as the de facto standard for digital image analysis, knowledge extraction, and detection.  Our strategy is based upon the following principal objectives:

•

Maintain product development and sales/marketing focus on large, underserved, and rapidly growing markets with a demonstrated need for intelligent computer-vision detection.

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

To achieve our strategic vision, we are aware of the need to exercise the financial and operational discipline necessary to achieve the proper blend of resources, products and strategic partnerships.  These efforts can accelerate our ability to develop, deploy and service a broad range of intelligent computer-vision detection solutions directly to our target markets and indirectly through OEM/value added reseller (“VAR”) partners.  During 2014, we continued implementing changes across the spectrum of our business. We refined our marketing strategy for PinPoint™ and Signature Mapping™, and enhanced our Signature Mapping™ product offerings.

We may engage in one or more acquisitions of businesses that are complementary, and may form wholly-owned subsidiaries to operate within defined vertical markets.

Our Core Technology

Our core technology is an “intelligent computer-vision detection” (“3i™”) engine that is capable of extracting embedded knowledge from digital images, and has the capacity to analyze and detect image anomalies.  The technology is not limited by type of digital format. It can be deployed across divergent digital sources such as still images, x-ray images, video and hyper-spectral imagery.  To date, the technology has been tested in the area of threat detection for baggage scanning at airports, for bomb squad applications and the detection of tuberculosis by analyzing digital images of stained sputum slides captured through a photo microscopy system.  Varying degrees of research and development have been conducted in the areas of detection for cargo scanning, people scanning, military target acquisition in a hyper-spectral environment, satellite remote sensing ground surveys and mammography CAD products and radiologists’ diagnostic imaging tools, and while product development in these areas is ongoing, there can be no assurance that we will successfully develop product offerings in these areas.

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

Financial Condition, Going Concern Considerations and Events of Default

The Company, previously an operating stage company, became a development stage company on April 1, 2012.  A development stage company, as defined by ASC-915-10 “Accounting and Reporting by Development Stage Enterprise”, is an entity that devotes substantially all of its efforts to establish a business and either of the following conditions exists: 1) the principal operations have not commenced, or 2) the principal operations have commenced, but there has been no significant revenue therefrom.  During 2014, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations.  Our independent registered public accounting firm’s report on the consolidated financial statements included herein, and in this Annual Report on Form 10-K for the year ended December 31, 2014, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder. In addition, the Company is currently evaluating the impact of ASU No. 2014-15, Presentation of Financial Statements—Going Concern, on its disclosures regarding the Company’s ability to continue as a going concern.

As of December 31, 2014, the Company has outstanding trade and accrued payables of $1,792,192, other accrued liabilities of $242,404, and accrued salaries and related expenses due to our employees and management of $8,792,108. Also, the Company has an outstanding noninterest-bearing loan from its previous Chief Executive Officer of $80,500, and $807,500 short-term notes from a total of twenty (20) investors.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid. Therefore, the Company could be considered in default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We have been in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. When an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of December 31, 2014 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

As of December 31, 2014, we had a cash balance of $33,961. Subsequently and through the date of this report, Company sold to accredited investor an aggregate of 2,000,000 shares of common stock upon the exercise of 2,000,000 warrants for gross proceeds of $60,000.  Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities. Currently, will require an aggregate of approximately we are spending or incurring (and accruing) expenses of approximately $150,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees. Management believes that we will require an aggregate of approximately $1,800,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.  This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

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

During 2014, our total stockholders’ deficit increased by $644,719 to $13,570,796, and our consolidated net loss for the period was $783,378, compared to a net loss for the same period in 2013 of $2,437,304, or a decrease of $1,653,926 (67.9%).  Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

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

Cash – Cash is stated at cost, which approximates fair value, and consists of interest and noninterest bearing accounts at a bank.  Balances may periodically exceed federal insurance limits.  The Company does not consider this to be a significant risk.  The Company considers all highly liquid debt instruments with initial maturities of 90 days or less to be cash equivalents. There were no cash equivalents as of December 31, 2014 and 2013, respectively.

Accounts Receivable – Accounts receivable are customer obligations due under normal trade terms and is stated net of the allowance for doubtful accounts.  The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible.  The Company did not record accounts receivable or an allowance for doubtful accounts as of December 31, 2014 and 2013, respectively.

Customer Concentration Risks – The Company did not have revenue during fiscal 2014 or 2013.  Although, the Company may be subject to a material customer concentration risk if a customer comprises a large percentage of our revenue, which may occur as the Company produces revenue.

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

	December 31
Asset (Useful Life)	2014	2013
Software (3 years)	$ 84,224	$ 84,224
Computer equipment (3 - 5 years)	329,861	329,861
Furniture and fixtures (7 - 10 years)	231,033	231,033
Equipment (7 - 10 years)	101,052	80,727
Fixed assets, gross	746,170	725,845
Less accumulated depreciation	701,841	670,827
Fixed assets, net	$ 44,329	$ 55,018

Depreciation expense for property and equipment was $31,014 and $40,521 for the year ended December 31, 2014, and the same period in 2013, respectively, and is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

During fiscal 2013, the Company received proceeds in the amount of $28,934 from the sale of furniture.  The book value of the assets sold during this period was $20,596 (gross cost of $92,606 and accumulated depreciation of $72,010), resulting in a gain on the sale of fixed assets during the period of $8,338. There was no such sale of furniture during fiscal 2014.

Intangible Assets – Intangible assets consist of acquired software and patents. Under ASC 350, “Goodwill and Other Intangible Assets,” such assets acquired including software technology is considered to have a finite life.  Management has estimated the useful life to be 5 years and amortized such costs on a straight-line basis over this period. In addition, ASC 985-20, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” requires the Company to consider whether or not the software technology is impaired using a net realizable value analysis based on projected discounted cash flows. The Company prepared this analysis as of December 31, 2014 and 2013, and concluded that the intangible assets are not impaired.  Patent acquisition costs pertaining to the Company’s 3i technology that covers its PinPoint™ and Signature Mapping™ intellectual property (technology not acquired through acquisition), have been capitalized and are being amortized over the 20-year legal life of the patents. The Company has been granted by the United States Patent & Trademark Office (“USPTO”) six patents related to its 3i technology. The Company evaluates the periods of amortization continually to determine whether later events or circumstances require revised estimates of useful lives. The Company’s intangible acquired software technology was fully amortized as of December 31, 2009. Therefore, there was no amortization costs associated with acquired software during the fiscal year 2014 and 2013, respectively. Amortization expense for patent acquisition costs was $24,130 and $14,618 in fiscal year 2014, and 2013, respectively, and is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income. The Company anticipates incurring additional patent acquisition costs during Fiscal Year 2015.

Excess of Purchase Price over Net Assets Acquired (Goodwill) – The Company follows the provisions of ASC 805-10, “Business Combinations” and ASC 350-10, “Goodwill and Other Intangible Assets.” These statements establish financial accounting and reporting standards for acquired goodwill.  Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. Effective January 1, 2002, with the adoption of ASC 350-10, goodwill must be evaluated for impairment and is no longer amortized. Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired. To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets. There was no goodwill on the consolidated balance sheet of the Company during Fiscal 2014 and 2013, as a net realizable value analysis was made for goodwill in prior years during the Company’s operating stage and such asset was fully impaired during those prior years.

Impairment of Excess Purchase Price over Net Assets Acquired – The Company follows the provisions of ASC 350-10 “Goodwill and Other Intangible Assets” for the impairment of goodwill. The Company determines impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill. Impairment is tested annually or whenever indicators of impairment arise.  There was no goodwill on the consolidated balance sheet of the Company during Fiscal 2014 and 2013, as a net realizable value analysis was made for goodwill in prior years and such asset was considered fully impaired during those prior years.

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

Research and Development – The Company accounts for its software and solutions research and development costs in accordance with ASC 985-20, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.”  During the years ended December 31, 2014 and 2013, the Company expensed $62,990, and $80,094, respectively for such costs.  No amounts were capitalized in these years.

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

Tax positions that meet the more-likely-than-not recognition threshold, at the effective date of ASC 740-10, may be recognized or, continued to be recognized, upon adoption of ASC 740-10.  The cumulative effect of applying the provision of ASC 740-10 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  ASC 740-10 applies to fiscal years beginning after December 15, 2006 with earlier adoption permitted.  The Company has determined that as of December 31, 2014 and 2013, no additional accrual for income taxes is necessary.

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

The Company has two groups of products and services - Security (PinPoint™) and Healthcare (Signature Mapping™ Medical Computer Aided Detection (“Medical CAD”)).  The Company has determined that as a result of no revenue generated for the year ended December 31, 2014 and 2013, we operate under one business unit in The America’s, and have pursued one product line, Healthcare’s Tuberculosis Detection (“TBDx™”) software in South Africa, India, Nigeria, and Peru.

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

Black-Scholes Model Assumptions	2014	2013
Risk-free interest rate (1)	2.48%	0.66%
Expected volatility (2)	1.8%	1.9%
Dividend yield (3)	0.0%	0.0%
Expected life (4)	7.2 years	4.5 years

(1)	The risk-free interest rate is based on US Treasury debt securities with maturities similar to the expected term of the options.
(2)	Expected volatility is based on historical volatility of the Company's common stock factoring in daily share price observations.
(3)

No cash dividends have been declared on the Company's common stock since the Company's inception, and the Company does not currently anticipate paying cash dividends over the expected term of the option.

(4)

The expected term of stock option awards granted is derived from historical exercise experience under the Company's stock option plan and represents the period of time that the stock option granted are expected to be outstanding.  The expected term assumption incorporates the contractual term of an option grant, which is usually ten years, as well as the vesting period of an award, which is generally pro rata vesting over two years.

Recently Adopted Accounting Standards

In June 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which eliminated the requirements for development stage entities (ASU 2014-10) to (1) present inception-to-date information in the statements of income, cash flows, and shareholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The effective date for public entities is for annual reporting periods beginning after December 15, 2014, and interim periods therein. The public entity may adopt the guidance early for those financial statements not yet issued. The Company adopted the guidance with the issuance of its fiscal 2014 second quarter and the adoption of this disclosure-only guidance is not expected to have an impact on the Company's consolidated financial statements.

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

Recently Issued Accounting Standards

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

In May 2014, the FASB issued authoritative guidance that defines how companies should report revenues from contracts with customers.  The standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  It provides companies with a single comprehensive five-step principles-based model to use in accounting for revenue and supersedes current revenue recognition requirements, including most industry-specific and transaction-specific revenue guidance.  This guidance becomes effective for the Company’s fiscal 2018 first quarter, and early adoption is not permitted.  In April 2015, the FASB proposed a deferral of the effective date of the new revenue standard by one year.  The proposal will be subject to the FASB’s due process requirements, which include a period for public comments.  If the proposed deferral is passed, the new standard would not be effective for the Company until fiscal 2019.  The guidance permits an entity to apply the standard retrospectively to all prior periods presented, with certain practical expedients, or apply the requirements in the year of adoption, through a cumulative adjustment.  The Company will apply this new guidance when it becomes effective and has not yet selected a transition method.  The Company is currently evaluating the impact of adoption on its consolidated financial statements.

In April 2014, the FASB issued authoritative guidance which changes the criteria for a disposal to qualify as a discontinued operation.  This revised standard defines a discontinued operation as (i) a component of an entity or group of components that has been disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of acquisition.  The standard also requires expanded disclosures related to discontinued operations and added disclosure requirements for individually material disposal transactions that do not meet the discontinued operations criteria.  This guidance becomes effective prospectively for the Company’s fiscal 2016 first quarter, with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available to be issued.  The Company will apply this new guidance when it becomes effective, and the adoption of this guidance is not expected to have a significant impact on its consolidated financial statements.

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

NOTE 3.    Accrued Liabilities

Accrued liabilities consist of the following:

	December 31
Classification	2014	2013
Accrued wages and related
Accrued employer taxes	$ 623,162	$ 583,710
Accrued vacation	16,550	16,252
Accrued salaries	8,152,396	7,499,983
Total accrued wages and related	$ 8,792,108	$ 8,099,945

Other Accrued Liabilities
Accrued interest	$ 242,404	$ 144,579
Total other accrued liabilities	$ 242,404	$ 144,579

NOTE 4.    Financing Arrangements

2014 Short-Term Promissory Notes Outstanding

During 2014, the Company issued eight promissory notes to six accredited investors in the aggregate principal amount of $68,000. Although the notes are non-interest bearing, as consideration to the note holders, the Company shall pay a total premium of 50% (total payment due of 1.5 times principal) of such notes, and the entire unpaid principal and premium amounts shall become immediately due on or before September 30, 2014, and January 31, 2015.  All such notes were subsequently amended to extend their maturity date to December 31, 2015.  If such notes are not paid by their original maturity date, then the Company shall pay a total premium of 100% (total payment due of 2 times principal), and such payments of total principal and premium amounts shall be from net revenue of future TBDx™ sales.  Of the initial 50% premium, or $34,000, $23,020 was recorded as interest expense through the period ending December 31, 2014, and $10,980 shall be recorded in fiscal 2015.  The additional 50% premium, or $34,000, shall be recorded as interest expense upon the Company achieving net revenue from future sales of TBDx™.

2013 Short-Term Promissory Notes Outstanding

During 2013, the Company issued nine promissory notes to eight accredited investors in the aggregate principal amount of $179,500 ($179,275, net of commissions and expenses in the amount of $225), of which five notes for an aggregate of $48,500 originally matured during 2013, $14,000 matured on April 25, 2014, $100,000 matured on September 21, 2014, and $17,000 matured on October 25, 2014.  All such notes were subsequently amended to extend their maturity date to December 31, 2015. The terms of the notes are essentially the same as the 2011 and 2012 short-term promissory notes, except that $40,000 of the notes accrue interest at a rate of 12% per annum, one note for $8,500 was noninterest bearing during 2013 and accrues interest at a rate of 10% effective January 1, 2014, one note for $14,000 accrues interest at a rate of 10% per annum, one note for $8,500 accrues interest at a rate of 5.9%, with two notes for $108,500 being noninterest bearing.  Consideration for one $8,500 noninterest bearing note during 2013 received a modification to 540,000 warrants to include a cashless provision, one note of $8,500 received an extension of 4,632,725 warrants to December 31, 2018, and one for $100,000 received a 2% royalty payment of future TBDx™ net revenue in South Africa up to $300,000.  The Company issued to six of the note holders an aggregate of 450,000 shares of common stock, and the relative fair value of the common stock of $31,100 will be amortized over the term of the notes.

2012 Short-Term Promissory Notes Outstanding

During 2012, the Company issued six promissory notes to four accredited investors in the aggregate principal amount of $160,000.  The twelve-month notes accrue interest at a rate of 12% per annum.  Subsequently, the promissory notes have been amended to mature on December 31, 2015.  The Company also issued to the note holders an aggregate of 285,000 shares of common stock.  The relative fair value of the common stock of $11,715 will be amortized over the term of the notes.  The Company also issued 10,800 shares of common stock as compensation in connection with the financing for a fair value of $2,700.

2011 Short-Term Promissory Notes Outstanding

During October and November 2011, the Company issued two promissory notes to accredited investors in the aggregate principal amount of $400,000.  The twelve-month notes accrue interest at a rate of 12% per annum.  Subsequently, the promissory notes have been amended to mature on December 31, 2015.  The Company also issued to the two note holders an aggregate of 400,000 shares of common stock.  The relative fair value of the common stock of $34,700 will be amortized over the term of the notes.  The Company also issued 250,000 shares of common stock as compensation in connection with the financing for a fair value of $25,000.

2006 through 2013 Short-Term Promissory Notes, Related Party

On October 18, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, our Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned the Company $100,000. The Company issued a non-negotiable promissory note, dated effective October 18, 2006, to Mr. Trudnak in the principal amount of $100,000. The note is unsecured, non-negotiable and non-interest bearing. The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default. The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum. The note is not assignable by Mr. Trudnak without our prior consent. The Company may prepay the note in whole or in part upon ten days notice. On November 10, 2006, Mr. Trudnak extended the due date of the note to May 31, 2007.  Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008, and $5,000 on September 14, 2011, for cumulative outstanding loans of $129,000. The maturity date of the outstanding loans was extended multiple times during 2009 through 2014. On December 31, 2014, the outstanding loans were extended to December 31, 2015. The Company repaid an aggregate of $6,900 of the notes during 2010, an aggregate $33,100 during 2011, an aggregate of $8,500 during 2013, resulting in an outstanding balance at December 31, 2014 of $80,500.  The terms of the above transaction were reviewed and approved by the Company’s audit committee and by the independent members of our Board of Directors.  Upon the death of Mr. Trudnak on April 18, 2014, the notes became part of his estate and will be assigned to his spouse, Jean M. Trudnak.

2006 and 2007 Series A Debentures (as Amended on October 15, 2010)

Under a securities purchase agreement, dated November 3, 2006, between the Company and certain institutional accredited investors, the Company sold an aggregate of $5,150,000 in principal amount of our Series A Debentures and Series D Common Stock Purchase Warrants to purchase an aggregate of 4,453,709 shares of our common stock.  On November 8, 2006, the Company issued to the institutional investors an aggregate of $2,575,000 in principal amount of Series A Debentures and 4,453,709 Series D Warrants.  On April 12, 2007, the Company issued an additional $2,575,000 in principal amount of the Series A Debentures, which followed the effectiveness of a registration statement registering the shares of our common stock underlying the Series A Debentures and Series D Warrants. Proceeds of the two offerings were used for the purpose of new personnel, research and development, registration expenses, for general working capital purposes, and repaying $200,000 in loans made to us by Mr. Michael W. Trudnak, our Chairman and CEO. The Company allocated proceeds from each closing to the derivative liability features of the Series A Debentures and Series D Warrants that were recognizable as a liability under generally accepted accounting principles.  We also issued at the first closing an aggregate of 623,520 common stock purchase warrants to the placement agent as compensation in the offering, which were upon terms substantially similar to the Series D Warrants. One-half of the Series D Warrants (2,226,854 warrants) and the placement agent warrants (311,760 warrants) became exercisable on November 8, 2006. The remaining one-half of the Series D Warrants (2,226,855 warrants) and the placement agent warrants (311,760 warrants) became exercisable on April 12, 2007. The Series D Warrants and the placement agent’s warrants may be exercised via a cashless exercise if certain conditions are met. Due to the potential of the milestone-related adjustments, the initial exercise price of $1.15634 may be reset and the maximum number of shares to be issued under the debentures was at that time indeterminable, and the Company considered the guidance of ASC 815-40, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, whereby public companies that are or could be required to deliver shares of common stock as part of a physical settlement or a net-share settlement, under a freestanding financial instrument, are required to initially measure the contract at fair value, and concluded that the potential of the milestone-related adjustments at that time may cause insufficient shares to share settle the contracts.  On April 1, 2007, due to the various milestone-related provisions, the conversion price of the Series A Debentures and the exercise price of the Series D Warrants and Placement Agent’s Warrants were reset to a price of $0.7453 per share, then to $0.6948 effective October 1, 2007, and the final milestone reset of $0.4089 effective April 1, 2008. The Series A Debentures and Series D Warrants also have a fully ratchet anti-dilution provision, whereby any subsequent equity transaction entitling a person to acquire shares of common stock at an effective price per share that is lower than the then conversion price, then the conversion price of the Debentures and Warrants shall be reduced to equal the lower subsequent equity transaction price.  Subsequently, as a result of a June 2009 financing in which the Company elected to issue shares of common stock and warrants at $0.25 per share, the conversion price of our debentures and the exercise price of the Series D Warrants was adjusted under the anti-dilution provisions of such instruments to a price of $0.25 per share, and the number of shares underlying the Series D Warrants (including the warrants the Company issued to the placement agent in the financing) were increased by an aggregate of 2,677,417 Series D warrants.  On July 10, 2007, a debenture holder exercised 864,798 Series D Warrants for 864,798 shares of common stock, and 914,798 warrants were exercised during 2010 under the cashless provision for 420,166 shares of common stock. Of the remaining Series D Warrants and Placement Agent Warrants, 3,062,527 warrants expired on November 11, 2011, and 3,012,523 warrants expired on April 12, 2012.

As of December 31, 2014, an aggregate of $3,461,795 in principal amount of the Series A Debentures have been converted into 8,730,037 shares of common stock, an aggregate of $663,043 in interest amount have been converted into 2,675,576 shares of common stock, and an aggregate of 1,779,596 Series D Warrants have been exercised resulting in the issuance of 1,284,964 shares of common stock. Accordingly, as of December 31, 2014, an aggregate of $1,688,205 of principal amount of the debentures remain unconverted.

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

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid. Therefore, the Company could be considered in default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We have been in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. When an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of December 31, 2014 at approximately $337,641.  As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so.  The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

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

The Company had interest expense of $97,825, and $71,775, during 2014, and the same period in 2013, respectively. Debt discount amortization costs of $20,570, and $10,826, for 2014, and the same period in 2013, respectively

NOTE 5.    Fair Value Measurement

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets
Cash	$ 33,961	$ -	$ -	$ 33,961

Liabilities
Convertible debentures	$ -	$ -	$ 2,025,846	$ 2,025,846
Derivative liabilities	-	-	202,585	202,585
Notes payable, net of discount	-	-	807,500	807,500
Notes payable and advances, related parties	80,500	-	-	80,500
Total	$ 80,500	$ -	$ 3,035,931	$ 3,116,431

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets
Cash	$ 1,108	$ -	$ -	$ 1,108

Liabilities
Convertible debentures	$ -	$ -	$ 2,025,846	$ 2,025,846
Derivative liabilities	-	-	540,226	540,226
Notes payable, net of discount	-	-	718,930	718,930
Notes payable and advances, related parties	80,500	-	-	80,500
Total	$ 80,500	$ -	$ 3,285,002	$ 3,365,502

The estimated fair values of the Company’s derivative liabilities are as follows:

	Convertible Debentures (1)	Embedded Conversion Feature of Debentures (2)	Notes Payable (3)	Total

Liabilities Measured at Fair Value
Beginning balance as of December 31, 2012	$ 2,025,846	$ 202,585	$ 559,704	$ 2,788,135
Revaluation (gain)/loss in interest expense	-	337,641	-	337,641
Issuances, net of discount	-	-	148,400	148,400
Amortization of discount	-	-	10,826	10,826
Balance as of December 31, 2013	$ 2,025,846	$ 540,226	$ 718,930	$ 3,285,002
Revaluation (gain)/loss in interest expense	-	(337,641)	-	(337,641)
Issuances, net of discount	-	-	68,000	68,000
Amortization of discount	-	-	20,570	20,570
Ending balance as of December 31, 2014	$ 2,025,846	$ 202,585	$ 807,500	$ 3,035,931

Total (gain)/loss from revaluation of derivatives and event of default included in earnings for the period and reported as an adjustment to interest is as follows:

For fiscal 2013	$ -	$ 337,641	$ 10,826	$ 348,467
For fiscal 2014	-	(337,641)	20,570	(317,071)

(1) The balance as of December 31, 2014 and 2013, includes $1,688,205 for the outstanding convertible debentures issued November 8, 2006 and April 12, 2007, and an additional amount of $337,641 for the event of default provision under the debentures October 15, 2010 amendment agreement.

(2) Represents the conversion feature of outstanding convertible debentures issued November 8, 2006 and April 12, 2007.  The fair value of the conversion feature since May 20, 2009, the final milestone reset date of the debentures, was determined using market quotation.

(3) The balance represents the outstanding short-term notes payable issued since October 2011, less remaining notes discount for the fair value of common stock when issued in conjunction with the notes.  The note discount is being amortized over the original term of the notes.  The outstanding notes payable at December 31, 2014 and December 31, 2013 is $807,500 and $739,500, respectively, and the outstanding notes discount at December 31, 2014 and December 31, 2013 is $0 and $20,570, respectively.

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

Preferred Stock – The Company has the authority to issue 1,000,000 shares of $0.20 par value preferred stock, of which 6,000 shares have been designated as Series A Convertible Preferred Stock, 6,000 shares as Series B Convertible Preferred Stock, and 1,000 shares as Class C Convertible Preferred Stock The Board of Directors is authorized to issue shares of preferred stock from time to time in one or more series and, subject to the limitations contained in the certificate of incorporation and any limitations prescribed by law, to establish and designate a series and to fix the number of shares and the relative conversion rights, voting rights and terms of redemption (including sinking fund provisions) and liquidation preferences.  The Company has not had any preferred shares outstanding for any of the two years in the period ended December 31, 2014. New issuances of shares of preferred stock with voting rights can affect the voting rights of the holders of outstanding shares of preferred stock and common stock by increasing the number of outstanding shares having voting rights and by the creation of class or series voting rights.  Furthermore, additional issuances of shares of preferred stock with conversion rights can have the effect of increasing the number of shares of common stock outstanding up to the amount of common stock authorized by the articles of incorporation and can also, in some circumstances, have the effect of delaying or preventing a change in control of the Company and/or otherwise adversely affect the rights of holders of outstanding shares of preferred stock and common stock.  To the extent permitted by the certificate of incorporation, a series of preferred stock may have preferences over the common stock (and other series of preferred stock) with respect to dividends and liquidation rights.

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

Issuance of Common Stock and Related Common Stock Warrants Issued to Investors

On November 13, 2014, the Company sold to accredited investor an aggregate of 60,000 shares of common stock and 300,000 Class Q Warrants for gross proceeds of $15,000. The Class Q Warrants are exercisable at a price of $0.25 per share; contain a conditional call provision if the market price of each share exceeds $3.00, certain anti-dilution and other customary provisions. The warrants expire three years after the date of issuance. Common stock was increased by $60 for the par value of the shares and $14,940 to paid-in capital.

The Company did not issue common stock or common stock warrants to investors during fiscal 2013.

Other Common Stock Issued Including Exercise of Warrants and Stock Options

During 2014, Company employees exercised 1,737,000 stock options for 1,537,000 shares of common stock using accrued and unpaid wages.  The shares were issued under the 2003 Stock Incentive Plan.  Common stock was increased by $1,737 for the par value of the shares, paid-in capital was increased by $53,643, and accrued wages was reduced by the total exercise price of $55,380.

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

Other Common Stock Warrants Issued, Expired or Forfeited

During fiscal 2014, an aggregate of 7,885,108 common stock purchase warrants expired, of which 4,377,274 Class L warrants, 1,009,007 Class M warrants, 1,650,000 Class N warrants, and 200,000 Class Q warrants issued to investors, and 63,000 Class Q warrants to consultants, and 585,827 warrants issued to placements agents.

During fiscal 2013, an aggregate of 6,913,403 common stock purchase warrants expired, of which 160,000 warrants were issued to consultants, and 6,753,403 warrants were issued to investors (3,642,850 Class H, 750,000 Class I, 565,328 Class J, 513,575 Class K, 853,650 Class L, and 428,000 Class P). The fair value of the warrants on their date of issuance was $1,746,275.

The Company has issued warrants as compensation to its bridge note holders, placement agents and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.  The table below shows by category, the warrants issued and outstanding at December 31, 2014:

Common Stock Purchase Warrants	Number of Warrants Outstanding and Exercisable	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Note and debenture holders	10,000	December 2007	$ 0.70	December 2015
	150,000	January 2010	0.25	January 2015
	78,750	September 2010	0.25	September 2015
	238,750

Private placement investors	214,285	March 2008	0.75	December 2015
	3,881,973	July to August 2009	0.25	December 2018
	240,000	October 2009	0.25	December 2015
	400,000	November 2009	0.25	December 2016
	100,000	March 2010	0.25	December 2015
	200,000	March 2010	0.25	December 2016
	2,199,568	March to June 2010	0.25	March to June 2015
	200,000	April 2010	0.25	December 2017
	750,752	May to Aug 2010	0.25	December 2018
	3,731,155	July to Sept 2010	0.25	July to Sept 2015
	5,301,345	Oct to Dec 2010	0.25	Oct to December 2015

	400,000	February 2011	0.25	August 2015
	800,000	February 2011	0.25	February 2016
	88,000	October 2011	0.25	October 2015
	300,000	March 2012	0.25	March 2015
	300,000	November 2014	0.25	December 2017
	19,107,078

Placement agents	72,000	February 2011	0.25	February 2016
	72,000

Consultants	200,000	December 2009	0.25	December 2015
	14,000	August 2010	0.28	August 2015
	14,000	September 2010	0.25	September 2015
	228,000

Total Warrants Issued/Outstanding	19,645,828

As of December 31, 2014, approximately 5,143,973 of the above warrants may be exercised pursuant to the cashless exercise provisions of such warrants and, if so exercised, the shares may be subsequently resold under the provisions of Rule 144 under the Securities Act. Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.

Stock-Based Compensation

The Company has two active equity compensation plans which include the Amended and Restated 2003 Stock Incentive Plan and the 2009 Stock Compensation Plan (collectively, the “Plans”). A total of 50,000,000 shares were reserved for issuance under these Plans in the form of stock-based awards to employees, non-employee directors and outside consultants of the Company, and as of December 31, 2014, no shares of common stock remain available for future issuance. The grant of awards under the Plans require approval by the Compensation Committee of the Board of Directors of the Company (or the Board of Directors, in the absence of such a committee) (the “Committee”), and the Committee is authorized under the Plans to take all actions that it determines to be necessary or appropriate in connection with the administration of the Plans.

The Company adopted the provisions of ASC 718-10, “Share-Based Payment” to account for its share-based payments. ASC 718-10 requires all share-based payments to employees, or to non-employee directors as compensation for service on the Board of Directors, to be recognized as compensation expense in the consolidated financial statements based on the estimated fair values of such options as calculated using the Black-Scholes model, and the related expense is recognized on a straight-line basis over the requisite service period to vesting for each grant, net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience within separate groups of employees. In accordance with ASC 718-10, the Company recognized total stock-based compensation expense for employees and non-employee members of the Board of Directors for the year ended December 31, 2014 and 2013, of $10,279, and $634,829, respectively.

The Company accounts for stock options granted to non-employees in accordance with ASC 718-10 and ASC 505-50, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services.” ASC 505-50 establishes the measurement principles for transactions in which equity instruments are issued in exchange for the receipt of goods or services. The Company has relied upon the guidance provided under ASC 505-50 to determine the measurement date and the fair value re-measurement principles to be applied, and recognizes as an expense the estimated fair value of such options as calculated using the Black-Scholes model. The fair value is remeasured during the service period at each balance sheet date, and is amortized over the remaining service period to vesting for each option or the remaining term of the recipient’s contractual arrangement, whichever is shorter. The Company recognizes compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate. Total stock-based compensation expense for consultants during the year ended December 31, 2014, and 2013 was $8,000, and $5,500, respectively.

The Amended and Restated 2003 Stock Incentive Plan

The Board of Directors adopted the 2003 Stock Incentive Plan on August 29, 2003, and terminated on August 29, 2013.  Therefore, no shares of common stock are available for future awards.  The termination of the plan does not affect the outstanding options granted without the consent of the optionee.  As of December 31, 2014, the Company has reserved under the 2003 plan 22,056,992 shares to be issued upon exercise of outstanding options granted to all employees, including its named executives.

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

Factors considered in granting stock options included: (i) the general policy during the past five, and in the foreseeable future, of not increasing base salaries of all employees, (ii) the performance of employees, (iii) the employees’ increasing responsibilities in a dynamic, and shrinking organization, and (iv) the accomplishments achieved by the Company during the prior year.  The 2003 Plan has been the principal method for our employees and executive officers to acquire equity interests in the Company. We believe that the annual aggregate value of these awards should be set near competitive median levels for comparable companies.  We may provide a greater portion of total compensation to our executives and employees through stock options given the general policy of not increasing base salaries in the foreseeable future. Our Compensation Committee administers the 2003 Plan based on the above factors, and considers management’s recommendation and discussions with the Committee. There were no stock options granted to employees during the year ended December 31, 2014, as well as no stock options granted to new employees during the same period as there were no new employees hired.

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

Stock Options Exercised under the 2003 Plan

During 2014, the Company issued 1,737,000 shares of common stock to an employee who exercised 1,737,000 stock options, using accrued salaries. Common stock was increased by $1,737 for the par value of the shares, and paid-in capital was increased by $53,643, and accrued salaries were reduced by $55,380.

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

Summary of stock option activity under the 2003 Plan issued to employees, non-employee members of the Board of Directors and consultants, for the two fiscal years ended December 31, 2014 is as follows:

Fiscal Year and Activity	Weighted- Average Exercise Price	Number of Options
Outstanding December 31, 2012	$ 0.32	9,509,347

Fiscal 2013 activity
Granted	0.03	16,353,000
Exercised	0.03	(240,000)
Cancelled ($0.30)	0.30	(200,000)
Outstanding December 31, 2013	0.14	25,422,347

Fiscal 2014 activity
Granted	-	-
Exercised	0.03	(1,737,000)
Cancelled ($0.30)	0.30	(1,628,355)
Outstanding December 31, 2014	$ 0.14	22,056,992

The following table summarizes additional information about the 2003 Plan stock options outstanding at December 31, 2014:

Issued and Outstanding				Exercisable
Type of Option and Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Yrs)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Price
Nonqualified Stock Options $0.30 (1) (4)	25,000	0.7	0.30	25,000	0.30
Incentive Stock Options $0.15 - $4.05 (2) (4)	649,300	2.8	0.98	649,300	0.98
Incentive Stock Options $0.15 - $0.30 (3) (4)	21,382,692	6.6	0.11	21,382,692	0.11
Total	22,056,992	6.5	$ 0.14	22,056,992	$ 0.15

(1) Issued to directors below fair value and during the period of February 2004 to September 2005.
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

The following is a summary of the number and type of awards granted to, or exercised or forfeited by, employees, non-employee members of the Board of Directors and consultants pursuant to the Company’s 2009 Stock Compensation Plan for the two fiscal years ended December 31, 2014 is as follows:

Shares Issued and Reserved for Future Issuance	Weighted-Average Grant or Exercise Price Per Share

Fiscal Year and Activity		Number of Shares
Shares reserved for future issuance at December 31, 2012		6,668,333

Fiscal 2013 activity:
Stock awards	$ 0.03	6,483,333
Restricted stock awards	-	-
Restricted stock rights	-	-
Non-qualified stock options	-	-
Issued during Fiscal 2013	0.03	6,483,333

Fiscal 2014 activity:
Stock awards	0.04	185,000
Restricted stock awards	-	-
Restricted stock rights	-	-
Non-qualified stock options	-	-
Issued during Fiscal 2014	0.04	185,000

Shares reserved for future issuance as of December 31, 2014		-

Common Shares Reserved – At December 31, 2014, the activity to date for shares of common stock reserved for future issuance were as follows:

2003 Amended and Restated Stock Incentive Plan:
Stock options outstanding	22,056,992
Stock options available for grant (plan expired August 29, 2013)	0

2009 Stock Compensation Plan:
Stock options or restricted stock rights outstanding	0
Shares available for grant	0

Warrants to purchase common stock (includes 5,143,973 warrants that contain a cashless exercise provision)	19,645,828

Stock Compensation Issued under the 2009 Plan

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

NOTE 7.    Goodwill and Intangible Assets

We follow the provisions of ASC 805-10, “Business Combinations” and ASC 350-10, “Goodwill and Other Intangible Assets.” These statements establish financial accounting and reporting standards for acquired goodwill.  Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements.  Effective January 1, 2002, with the adoption of ASC 350-10, goodwill must be evaluated for impairment and is no longer amortized.  Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired.  To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets.  We determine impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill.  Impairment is tested annually or whenever indicators of impairment arise.  There was no goodwill on the consolidated balance sheet of the Company during Fiscal 2014 and 2013, as a net realizable value analysis was made for goodwill in prior years during the Company’s operating stage and such asset was fully impaired during those prior years.

The Company incurs costs for intangible assets related to our patents. Under ASC 350, “Goodwill and Other Intangible Assets,” such assets acquired including software technology is considered to have a finite life.  Patent acquisition costs pertaining to PinPoint™ and Signature Mapping™ (products not acquired through acquisition) have been capitalized, and are being amortized on a straight-line basis over the expected 20-year legal life of the patents.  The Company evaluates the periods of amortization continually to determine whether later events or circumstances require revised estimates of useful lives. In addition, ASC 985-20, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” requires the Company to consider whether or not the software technology is impaired on a quarterly basis. We evaluate the carrying value of long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying value of an asset within the scope of ASC 360-10, “Accounting of the Impairment or Disposal of Long-Lived Assets” may not be recoverable. Our assessment for impairment of intangible assets involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, and considers year-end the date for its annual impairment testing.  The Company prepared this analysis as of December 31, 2014, and the same period of 2013, and concluded that the intangible assets are not impaired.  Therefore, there was no impairment expense during Fiscal 2014 and 2013.

Year Ended December 31, 2014
	Beginning Period Cost			Net Book Value
		Additions	Reductions
Intangibles with finite lives:
Patent acquisition costs	$ 315,855	$ 0	$ 24,130	$ 291,725

We anticipate incurring additional patent acquisition costs during the year ending December 31, 2015 (Fiscal 2015). Based on the net book value of patents acquisition costs at December 31, 2014, the Company estimates amortization expense for intangible assets to be $24,130 for each of the Fiscal years 2015 through 2019, and $171,075 thereafter.

NOTE 8.    Income Taxes

There is no benefit or provision for income taxes reflected in the accompanying financial statements.  Reconciliation between the provision for income taxes computed by applying the statutory Federal income tax rate and the provision for income taxes is as follows:

YEAR ENDED DECEMBER 31	2014		2013
Federal benefit at statutory rate	$ (266,349)	-34.0%	$ (828,683)	-34.0%
Increase (decrease) due to:
State benefits, net of federal benefits	(31,335)	-4.0%	(97,492)	-4.0%
Stock based compensation	(3,906)	-0.5%	(19,391)	-0.8%
Foreign income subject to foreign income tax	0	0.0%	0	0.0%
Other, net	743	0.1%	821	0.0%
Valuation allowance	300,847	38.4%	944,745	38.8%
Provision for income taxes	$ -	0.0%	$ -	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets as of December 31, 2014 and 2013 were as follows:

	2014	2013
Deferred tax assets:
Accrued salaries	$ 268,961	$ 370,323
Accrued leave	113	768
Accrued Payroll Taxes	14,992	19,081
Revaluation of Derivative Liability	128,304	128,304
Net operating loss carryforwards, not yet utilized	18,552,323	18,126,053
Total deferred tax assets	18,964,693	18,644,529
Valuation allowance for deferred tax assets	(18,964,693)	(18,644,529)
Net deferred tax assets	$ -	$ -

For income tax purposes, the Company has a cumulative net operating loss carryforwards at December 31, 2014 of approximately $48,528,421 that, subject to applicable limitations, may be applied against future taxable income.  If not utilized, the net US operating loss carryforward will begin to expire in 2023.

NOTE 9.    Commitments and Contingencies

Contractual Obligations

The following table summarizes scheduled maturities of our contractual obligations extending beyond one year for which cash flows are fixed and determinable as of December 31, 2014.

Category	Payments Due in Fiscal
	Total	2015	2016	2017	2018	2019	Thereafter
Convertible debentures (1)	$ 1,688,205	$ 1,688,205	$ -	$ -	$ -	$ -	$ -
Notes payable (2)	807,500	807,500	-	-	-	-	-
Notes payable and advances, related parties (3)	80,500	80,500	-	-	-	-	-
Interest payments (4)	242,404	242,404	-	-	-	-	-
Operating lease commitments (5)	-	-	-	-	-	-	-
Unconditional purchase obligations (6)	-	-	-	-	-	-	-
Total contractual obligations	$ 2,818,609	$ 2,818,609	$ -	$ -	$ -	$ -	$ -

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

(2) Represents outstanding notes payable issued in 2011 of $400,000, in 2012 of $160,000, in 2013 of $179,500, and $68,000 in 2014.  The original term of the notes varried from three (3) months to 18 months, with interest rates from noninterest bearing to 12% per annum. The notes have subsequently been extended and they mature on December 31, 2015.  See Other Liabilities above for further information on the 2011 through 2014 Short-Term Promissory Notes.

(3) Represents outstanding notes payable from our previous chief executive officer. The notes are non-negotiable, unsecured, and non-interest bearing.  The term of the original note was six (6) months, and all notes were subsequently amended to extend the maturity date to December 31, 2015.  See Other Liabilities above for further information on the 2006 through 2011 Short-Term Promissory Notes, Related Party.

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

(5) The Company's office lease expired on January 31, 2013, and was not renewed.  Total rental expense included in the accompanying consolidated statements of earnings was $5,860 in fiscal 2014, and $22,745 in fiscal 2013.

(6) The company currently does not have any outstanding unconditional purchase obligations.  They would though include inventory commitments, future royalty, consulting agreements, other than month-to-month arrangements or those that expire in less then one year, or commitments pursuant to executive compensation arrangements.

Default under Series A Debentures

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid.  Therefore, the Company may be considered in default.  The debentures provide that any default in the payment of principal, which default is not cured within the five trading days of the receipt of notice of such default or ten trading days after the Company becomes aware of such default, will be deemed an event of default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law. We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension. Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance. Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. When an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures. In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense. We remeasured the mandatory default amount as of December 31, 2014 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

NOTE 10.  Employment Agreements With Executive Officers

The employment agreements for each of our named executive officer are multiple years in duration. Each of the named executive officers employment agreement provides for an annual base salary and a discretionary annual incentive cash bonus and/or equity awards.  In subsequent years, the amount of annual incentive cash and/or equity award bonus is subject to determination by our Board of Directors without limitation on the amount of the award. Each of the agreements provides for a severance payment over a prescribed term in the event the named executive is terminated without cause, including for Mr. Donovan and Mr. Hare, if their duties are materially changed in connection with a change in control. Each agreement also provides that no severance payment is due in the event of termination for cause, which includes termination for willful misconduct, conviction of a felony, dishonesty or fraud. Each agreement further contains an agreement by the named executive officer not to compete with us for a defined term equal in length to the applicable severance payment in the respective employment agreement, which the Company feels is reasonable and consistent with industry guidelines.

William J. Donovan.  Mr. Donovan has served as Chairman of the Board, Secretary, and Chief Executive Officer since April 21, 2014, and was previously President and Chief Operating Officer of the Company since January 31, 2006.  Also, Mr. Donovan held the position as Chief Financial Officer.  The Company entered into a new employment agreement with Mr. Donovan on November 18, 2005, which superseded his previous employment agreement with the Company, dated effective August 18, 2003. The new employment agreement is for a term of three years unless earlier terminated, and is automatically renewable for one year terms. The employment agreement provides for an annual salary of $265,000. The agreement provides for annual performance bonuses based on goals established by the Company and agreed to by Mr. Donovan, a monthly automobile allowance of $500, participation in our stock option and other award plans (which options or awards shall immediately vest upon a “change in control”), and participation in any benefit policies or plans adopted by us on the same basis as other employees at Mr. Donovan’s level.

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

NOTE 11.  Related Party Transactions

Note Payable to Stockholder and Executive Officer

On October 18, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, our Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned the Company $100,000. The Company issued a non-negotiable promissory note, dated effective October 18, 2006, to Mr. Trudnak in the principal amount of $100,000. The note is unsecured, non-negotiable and non-interest bearing. The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default. The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum. The note is not assignable by Mr. Trudnak without our prior consent. The Company may prepay the note in whole or in part upon ten days notice. On November 10, 2006, Mr. Trudnak extended the due date of the note to May 31, 2007.  Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008, and $5,000 on September 14, 2011, for cumulative outstanding loans of $129,000. The maturity date of the outstanding loans was extended multiple times during 2009 through 2014. On December 31, 2014, the outstanding loans were extended to December 31, 2015. The Company repaid an aggregate of $6,900 of the notes during 2010, an aggregate $33,100 during 2011, an aggregate of $8,500 during 2013, resulting in an outstanding balance at December 31, 2014 of $80,500.  The terms of the above transaction were reviewed and approved by the Company’s audit committee and by the independent members of our Board of Directors.  Upon the death of Mr. Trudnak on April 18, 2014, the notes became part of his estate and will be assigned to his spouse, Jean M. Trudnak.

Consulting Agreement with BND Software, Principal Owner Sean Kennedy, Previous Director of the Company

On July 15, 2008, Applied Visual Sciences, Inc. entered into a consulting agreement with BND Software, Inc. (“BND”), a corporation that is owned and controlled by Mr. Sean W. Kennedy, a director and consultant of the Company until February 15, 2014. Mr. Kennedy does occasionally consult with the Company on information technology matters. BND agreed to provide certain consulting services to the Applied Visual including managing the research, development and information systems activities of the Company. The agreement is for a term of one year commencing on May 27, 2008, and on May 31, 2009. The agreement provided for an extension of a twelve (12) month period upon mutual agreement by both parties. The agreement may be terminated upon 60 days prior written notice by one party to the other party. The agreement provided for an annual compensation of $216,000. The Company did not renew the agreement with BND, although Mr. Kennedy continued to provide management services for the research, development and information systems activities. We paid or agreed to pay BND consulting fees of $ 49,998 during 2014, and $141,661 during 2013.  As of December 31, 2014, the Company has accrued and unpaid fees payable to BND Software of $854,248.

NOTE 12.  Operating Leases

Total rental expense for the leased office included in the accompanying consolidated statements of operations and comprehensive income was $5,860 in 2014 and $22,745 in 2013. The lease is currently on a month-to-month basis.

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

On April 10, 2015, Company sold to accredited investor an aggregate of 2,000,000 shares of common stock upon the exercise of 2,000,000 warrants for gross proceeds of $60,000.  Common stock was increased by $2,000 for the par value of the shares, paid-in capital was increased by $58,000.

On April 1, 2015, the Company was advised by Dr. Nazir Ismail, Director of the Center for Tuberculosis in Johannesburg, South Africa, that the American Journal of Respiratory and Critical Care Medicine (AJRCCM) accepted for publication the article that presents the analysis of the 2013 TBDx™ evaluation in South Africa. The authors of the publication included, Dr. Nazir Ismail, Dr. Shaheed V. Omar, Dr. James J. Lewis, Dr. David W. Dowdy, Dr. Andries W. Dreyer, Hermina van der Meulan, George Nconjana, Dr. David A. Clark, and Dr. Gavin J. Churchyard. The authors represent the renown institutions of the National Institute of Communicable Diseases in South Africa, the University of Pretoria in South Africa, the London School of Hygiene and Tropical Medicine in the United Kingdom, the Bloomberg School of Public Health at John Hopkins University in the USA, the University of Witwatersrand in South Africa, the Aurum Institute in South Africa, and the School of Public Health at the University of Witwatersrand in South Africa. An abstract of the article can be found at http://www.atsjournals.org/doi/abs/10.1164/rccm.201502-0390OC#.VZmZvVJcBVd