Form 10-Q
period 2015-03-31
Applied Visual Sciences, Inc.
filed 2015-08-06
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

_______________________________

FORM 10-Q

(Mark One)

X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

At August 6, 2015, the Registrant had 106,728,612 shares of Common Stock, $0.001 par value, outstanding.

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

28

LIQUIDITY AND CAPITAL RESOURCES

29

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

37

ITEM 4.    CONTROLS AND PROCEDURES

37

PART II. OTHER INFORMATION

38

ITEM 1.     LEGAL PROCEEDINGS

38

ITEM 1A.  RISK FACTORS

38

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

40

ITEM 3.     DEFAULT UNDER OUR SERIES A DEBENTURES

40

ITEM 5.     OTHER INFORMATION

40

ITEM 6.     INDEX TO EXHIBITS

40

SIGNATURES

42

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash	$ 1,361	$ 33,961
Prepaid expenses	1,824	2,324
Total current assets	3,185	36,285

Fixed Assets, net	58,549	44,329

Other Assets
Intangible assets, net	285,692	291,725
Total assets	$ 347,426	$ 372,339

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable	$ 1,825,110	$ 1,792,192
Accrued wages and related	8,953,894	8,792,108
Other accrued liabilities	260,849	242,404
Notes payable and advances, related parties	80,500	80,500
Notes payable, net of discount	807,500	807,500
Convertible debentures	2,025,846	2,025,846
Derivative liabilities	135,056	202,585
Total current liabilities	14,088,755	13,943,135

Stockholders' (Deficit)
Convertible preferred stock, $0.20 par value; authorized 1,000,000 shares
Shares issued and outstanding at March 31, 2015 - none
Shares issued and outstanding at December 31, 2014 - none	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares
Shares issued and outstanding at March 31, 2015 - 104,728,612
Shares issued and outstanding at December 31, 2014 - 104,728,612	104,729	104,729
Additional paid-in capital	82,993,348	82,993,348
Accumulated comprehensive income	63,354	63,354
Deficit accumulated	(96,902,760)	(96,732,227)
Total stockholders' (deficit)	(13,741,329)	(13,570,796)
Total liabilities and stockholders' (deficit)	$ 347,426	$ 372,339

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31
	2015	2014
Net revenues	$ -	$ -

Cost of sales	-	-

Gross profit	-	-

Selling, general and administrative expense	219,617	283,504

Operating loss	(219,617)	(283,504)

Other income (expense)
Interest expense	(18,445)	(18,445)
Debt discount amortization	-	(10,004)
Reevaluation of derivative liabilities	67,529	135,057
Other income (expense)	49,084	106,608

Net loss before income taxes	(170,533)	(176,896)
Provision for income taxes	-	-

Net loss	$ (170,533)	$ (176,896)

Net loss per common share
Basic	$ (0.00)	$ (0.00)

Weighted average common shares outstanding
Basic	104,728,612	102,756,212

Comprehensive income
Comprehensive income - beginning of period	$ 63,354	$ 63,354
Cumulative translation adjustments	-	-

Comprehensive income - end of period	$ 63,354	$ 63,354

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
CONSENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (170,533)	$ (176,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,629	17,537
Amortization of debt discounts	-	10,004
Stock-based compensation expense	-	10,255
Revaluation derivative instrument (income)	(67,529)	(135,057)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	500	-
Increase in accounts payable	32,918	13,962
Increase in accrued wages and related	161,786	241,659
Increase in other accrued liabilities	18,445	18,445
Net cash flows used in operating activities	(10,784)	(91)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(21,816)	-
Net cash used in investing activities	(21,816)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash flows provided by financing activities	-	-

Net increase in cash	(32,600)	(91)
Cash at beginning of the period	33,961	1,108
Cash at end of the period	$ 1,361	$ 1,017

Supplemental disclosure of cash flow information:
Cash items paid during the period:
Interest expense	$ -	$ -
Income taxes	-	-
Noncash items during the period:
Conversion of accrued wages for exercise of employee stock options	$ -	$ 11,880

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

The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated financial statements do not include complete footnotes and financial statement presentations. As a result, these unaudited condensed consolidated financial statements should be read along with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in our 2014 Annual Report on Form 10-K. In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for those periods presented. The preparation of financial statements in conformity with United States (U.S.) generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

The Company maintains a website at www.appliedvs.com, which makes available free of charge our recent annual report and other filings with the SEC. In addition to its website, the Company also disseminates material non-public information on Facebook at https://www.facebook.com/appliedvs and on Twitter at https://mobile.twitter.com/appliedvs.

These unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. Our independent registered public accounting firm’s reports on the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2014, contains an explanatory paragraph wherein it expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

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

The Company has two groups of products and services - Security (PinPoint™) and Healthcare (Signature Mapping™ Medical Computer Aided Detection (“Medical CAD”)).  The Company has determined that as a result of no revenue generated for the three months ended March 31, 2015, and the same period last year, we operate under one business unit in The America’s, and have pursued one product line, Healthcare’s Tuberculosis Detection (“TBDx™”) software in South Africa, India, Nigeria, and Peru.

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of ASC 718-10, which requires recognition of stock-based compensation expense for all share-based payments based on fair value. Prior to January 1, 2006, the Company measured compensation expense for its employee stock based compensation plans using the intrinsic value method. Under ASC 718-10, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.  The Company applied the disclosure provisions of ASC 718-10 as if the fair value-based method had been applied in measuring compensation expense for those years.  ASC 718-10 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation expense for its employee stock-based awards had been determined in accordance with the fair value method prescribed therein. The Company’s estimated forfeiture rates are based on its historical experience within separate groups of employees. In accordance with ASC 718-10, the Company recognized total stock-based compensation expense for employees and non-employee members of the Board of Directors for the three months ended March 31, 2015 and 2014, of $0, and $10,255, respectively.

ASC 718-10, “Share-Based Payment” defines fair value-based methods of accounting for stock options and other equity instruments.  The Company has adopted the method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.  ASC 505-50, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services” (“ASC 505-50”), establishes the measurement principles for transactions in which equity instruments are issued in exchange for the receipt of goods or services.  The Company has relied upon the guidance provided under ASC 505-50 to determine the measurement date and the fair value re-measurement principles to be applied.  Based on these findings, the Company determined that the unamortized portion of the stock compensation should be re-measured on each interim reporting date and proportionately amortized to stock-based compensation expense for the succeeding interim reporting period until goods are received or services are performed. The Company recognizes compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate. Total stock-based compensation expense for consultants during the three months ended March 31, 2015, and 2014 was $0, and $0, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are not transferable.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes Merton option pricing model (Black-Scholes model) with the following weighted-average assumptions.

Black-Scholes Model Assumptions	2015	2014
Risk-free interest rate (1)	1.84%	2.48%
Expected volatility (2)	206.5%	184.8%
Dividend yield (3)	0.0%	0.0%
Expected life (4)	6.5 years	7.2 years

(1)	The risk-free interest rate is based on US Treasury debt securities with maturities similar to the expected term of the option.
(2)	Expected volatility is based on historical volatility of the Company*s stock factoring in daily share price observations.
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

The Amended and Restated 2003 Stock Incentive Plan

The Board of Directors adopted the 2003 Stock Incentive Plan on August 29, 2003, and terminated on August 29, 2013.  Therefore, no shares of common stock are available for future awards.  The termination of the plan does not affect the outstanding options granted without the consent of the optionee.  As of March 31, 2015, the Company has reserved under the 2003 plan 22,056,992 shares to be issued upon exercise of outstanding options granted to all employees, including its named executives.

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

Factors considered in granting stock options included: (i) the general policy during the past five, and in the foreseeable future, of not increasing base salaries of all employees, (ii) the performance of employees, (iii) the employees’ increasing responsibilities in a dynamic, and shrinking organization, and (iv) the accomplishments achieved by the Company during the prior year.  The 2003 Plan has been the principal method for our employees and executive officers to acquire equity interests in the Company. We believe that the annual aggregate value of these awards should be set near competitive median levels for comparable companies.  We may provide a greater portion of total compensation to our executives and employees through stock options given the general policy of not increasing base salaries in the foreseeable future. Our Compensation Committee administers the 2003 Plan based on the above factors, and considers management’s recommendation and discussions with the Committee. There were no stock options granted to employees during the three months ended March 31, 2015, as well as no stock options granted to new employees during the same period as there were no new employees hired.

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

Stock Options Exercised under the 2003 Plan

There were no stock options exercised during the three months ending March 31, 2015.

Summary of stock option activity under the 2003 Plan for the three months ended March 31, 2015 issued to employees, non-employee members of the Board of Directors and consultants is as follows:

Fiscal Year and Activity	Weighted- Average Exercise Price	Number of Options
Outstanding December 31, 2014	$ 0.14	22,056,992

Fiscal 2015 activity
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding March 31, 2015	0.14	22,056,992

Reserved for future issuance at March 31, 2015 (the 2003 Plan expired on August 29, 2013)		-

The following table summarizes additional information about the 2003 Plan stock options outstanding at March 31, 2015:

Issued and Outstanding				Exercisable
Type of Option and Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Yrs)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Price
Nonqualified Stock Options $0.30 (1) (4)	25,000	0.5	0.30	25,000	0.30
Incentive Stock Options $0.15 - $4.05 (2) (4)	649,300	2.6	0.98	649,300	0.98
Incentive Stock Options $0.15 - $0.30 (3) (4)	21,382,692	6.3	0.11	21,382,692	0.11
Total	22,056,992	6.2	$ 0.14	22,056,992	$ 0.13

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

The following is a summary of the number and type of awards granted to, or exercised or forfeited by, employees, non-employee members of the Board of Directors and consultants pursuant to the Company’s 2009 Stock Compensation Plan for the three months ended March 31, 2015:

Weighted- Average Grant or Exercise Price Per Share
Fiscal Year and Activity		Number of Shares
Reserved for future issuance as of December 31, 2014		-

Fiscal 2015 activity:
Common stock awards	$ -	-
Restricted stock awards	-	-
Restricted stock rights	-	-
Non-qualified stock options	-	-
Issued during 2015	-	-

Reserved for future issuance as of March 31, 2015		-

Stock options or restricted stock rights outstanding		-

Stock Issued under the 2009 Plan

There were no stock awards granted during the three months ending March 31, 2015.

Fixed Assets

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

	(Unaudited)
Asset (Useful Life)	March 31, 2015	December 31, 2014
Software (3 years)	$ 84,224	$ 84,224
Computer equipment (3 - 5 years)	329,861	329,861
Furniture and fixtures (7 - 10 years)	231,033	231,033
Equipment (7 - 10 years)	122,868	101,052
Fixed assets, gross	767,986	746,170
Less accumulated depreciation	709,437	701,841
Fixed assets, net	$ 58,549	$ 44,329

Depreciation expense for property and equipment was $7,596 and $11,504 in the three months ended March 31, 2015, and the same period in 2014, respectively, and is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

Goodwill and Other Intangible Assets

Intangible Assets – Intangible assets consist of acquired software and patents. Under ASC 350, “Goodwill and Other Intangible Assets,” such assets acquired including software technology is considered to have a finite life.  Management has estimated the useful life to be 5 years and amortized such costs on a straight-line basis over this period. In addition, ASC 985-20, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” requires the Company to consider whether or not the software technology is impaired using a net realizable value analysis based on projected discounted cash flows. The Company prepared this analysis as of March 31, 2015, and the same period of 2014, and concluded that the intangible assets are not impaired.  Patent acquisition costs pertaining to the Company’s 3i technology that covers its PinPoint™ and Signature Mapping™ intellectual property (technology not acquired through acquisition), have been capitalized and are being amortized over the 20-year legal life of the patents. The Company has been granted by the United States Patent & Trademark Office (“USPTO”) six patents related to its 3i technology. The Company evaluates the periods of amortization continually to determine whether later events or circumstances require revised estimates of useful lives. The Company’s intangible acquired software technology was fully amortized as of December 31, 2009. Therefore, there was no amortization costs associated with acquired software during the three months ended March 31, 2015, or during the same period in 2014. Amortization expense for patent acquisition costs was $6,033 and $6,032 in three months ended March 31, 2015, and 2014, respectively, and is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income. The Company anticipates incurring additional patent acquisition costs during the year ending December 31, 2015.

Three months ended March 31, 2015
	Beginning Period Cost			Net Book Value
		Additions	Reductions
Intangibles with finite lives:
Patent acquisition costs	$ 291,725	$ 0	$ 6,033	$ 285,692

Based on the net book value of patents acquisition costs at March 31, 2015, the Company estimates amortization expense for intangible assets to be $24,130 for each of the Fiscal years 2015 through 2019, and $171,075 thereafter.

Excess of Purchase Price over Net Assets Acquired (Goodwill) – The Company follows the provisions of ASC 805-10, “Business Combinations” and ASC 350-10, “Goodwill and Other Intangible Assets.” These statements establish financial accounting and reporting standards for acquired goodwill.  Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. Effective January 1, 2002, with the adoption of ASC 350-10, goodwill must be evaluated for impairment and is no longer amortized. Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired. To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets. There was no goodwill on the consolidated balance sheet of the Company during the three months ended March 31, 2015, or the same period in 2014, as a net realizable value analysis was made for goodwill in prior years during the Company’s operating stage and such asset was fully impaired during those prior years.

Impairment of Excess Purchase Price over Net Assets Acquired – The Company follows the provisions of ASC 350-10 “Goodwill and Other Intangible Assets” for the impairment of goodwill. The Company determines impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill. Impairment is tested annually or whenever indicators of impairment arise.  There was no goodwill on the consolidated balance sheet of the Company for the three months ended March 31, 2015, or during Fiscal 2014 and, as a net realizable value analysis was made for goodwill in prior years and such asset was considered fully impaired during those prior years.

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

Tax positions that meet the more-likely-than-not recognition threshold, at the effective date of ASC 740-10, may be recognized or, continued to be recognized, upon adoption of ASC 740-10.  The cumulative effect of applying the provision of ASC 740-10 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  ASC 740-10 applies to fiscal years beginning after December 15, 2006 with earlier adoption permitted.  The Company has determined that as of March 31, 2015, no additional accrual for income taxes is necessary.

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

In July 2013, the FASB issued authoritative guidance that requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward.  If either (i) an NOL carryforward, a similar tax loss, or tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position or (ii) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice), an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset.  This guidance becomes effective prospectively for unrecognized tax benefits that exist as of the Company’s fiscal 2015 first quarter, with retrospective application and early adoption permitted.  The Company adopted the guidance with the issuance of its fiscal 2015 first quarter and the impact of this balance sheet presentation guidance is not expect it to have a significant impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Pronouncement

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

(3)

Financial Condition, Going Concern Uncertainties and Events of Default

The Company, previously an operating stage company, became a development stage company on April 1, 2012.  A development stage company, as defined by ASC-915-10 “Accounting and Reporting by Development Stage Enterprise”, is an entity that devotes substantially all of its efforts to establish a business and either of the following conditions exists: 1) the principal operations have not commenced, or 2) the principal operations have commenced, but there has been no significant revenue therefrom.  During 2015, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations.  Our independent registered public accounting firm’s report on the consolidated financial statements included herein, and in this Annual Report on Form 10-K for the year ended December 31, 2014, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder. In addition, the Company is currently evaluating the impact of ASU No. 2014-15, Presentation of Financial Statements—Going Concern, on its disclosures regarding the Company’s ability to continue as a going concern.

As of March 31, 2015, the Company has outstanding trade and accrued payables of $1,825,110, other accrued liabilities of $260,849, and accrued salaries and related expenses due to our employees and management of $8,953,894. Also, the Company has an outstanding noninterest-bearing loan from its previous Chief Executive Officer of $80,500, and $807,500 short-term notes from a total of twenty (20) investors.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid. Therefore, the Company could be considered in default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We have been in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. When an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of March 31, 2015 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

As of March 31, 2015, we had a cash balance of $1,361. Subsequently and through the date of this report, Company sold to an accredited investor an aggregate of 2,000,000 shares of common stock upon the exercise of 2,000,000 warrants for gross proceeds of $60,000.  Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities. Currently, will require an aggregate of approximately we are spending or incurring (and accruing) expenses of approximately $150,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees. Management believes that we will require an aggregate of approximately $1,800,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.  This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

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

During the three months ended March 31, 2015, our total stockholders’ deficit increased by $170,533 to $13,741,329, and our consolidated net loss for the period was $170,533, compared to a net loss for the same period in 2014 of $176,896, or a decrease of $6,363 (3.6%).  Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

(4)

Stockholders’ Equity

Common Stock Issued Including Exercises of Warrants and Options

There was no common stock issued during the three months ending March 31, 2015 from the sale of stock, or the exercise of warrants or stock options.

Other Common Stock Purchase Warrants Issued, Expired, or Forfeited

During the three months ended March 31, 2015, an aggregate of 1,285,568 common stock purchase warrants expired, of which 150,000 Class M warrants, 835,568 Class N warrants, and 300,000 Class Q warrants issued to investors.

The Company has issued warrants as compensation to its note holders, placement agents and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.  The table below shows by category, the warrants issued and outstanding at March 31, 2015.

Common Stock Purchase Warrants	Number of Warrants Outstanding and Exercisable	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Note and debenture holders	10,000	December 2007	$ 0.70	December 2015
	78,750	September 2010	0.25	September 2015
	88,750

Private placement investors	214,285	March 2008	0.75	December 2015
	3,881,973	July to August 2009	0.25	December 2018
	240,000	October 2009	0.25	December 2015
	400,000	November 2009	0.25	December 2016
	100,000	March 2010	0.25	December 2015
	200,000	March 2010	0.25	December 2016
	1,364,000	June 2010	0.25	June 2015
	200,000	April 2010	0.25	December 2017
	750,752	May to Aug 2010	0.25	December 2018
	3,731,155	July to Sept 2010	0.25	July to Sept 2015
	5,301,345	Oct to Dec 2010	0.25	Oct to Dec 2015
	400,000	February 2011	0.25	August 2015
	800,000	February 2011	0.25	February 2016
	88,000	October 2011	0.25	October 2015
	300,000	November 2014	0.25	December 2017
	17,971,510

Placement agents	72,000	February 2011	0.25	February 2016
	72,000

Consultants	200,000	December 2009	0.25	December 2015
	14,000	August 2010	0.28	August 2015
	14,000	September 2010	0.25	September 2015
	228,000

Total Warrants Issued/Outstanding	18,360,260

As of March 31, 2015, approximately 5,143,973 of the above warrants may be exercised pursuant to the cashless exercise provisions of such warrants and, if so exercised, the shares may be subsequently resold under the provisions of Rule 144 under the Securities Act. Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.

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

On April 10, 2015, Company sold to accredited investor an aggregate of 2,000,000 shares of common stock upon the exercise of 2,000,000 warrants for gross proceeds of $60,000.  Common stock was increased by $2,000 for the par value of the shares; paid-in capital was increased by $58,000.

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

The following table presents the Company's hierarchy for its financial assets and liabilities measured at fair value on recurring basis as of March 31, 2015:
	Level 1	Level 2	Level 3	Total
Assets
Cash	$ 1,361	$ -	$ -	$ 1,361

Liabilities
Convertible debentures	$ -	$ -	$ 2,025,846	$ 2,025,846
Derivative liabilities	-	-	135,056	135,056
Notes payable, net of discount	-	-	807,500	807,500
Notes payable and advances, related parties	80,500	-	-	80,500
Total	$ 80,500	$ -	$ 2,968,402	$ 3,048,902

The following table presents the Company's hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:
	Level 1	Level 2	Level 3	Total
Assets
Cash	$ 33,961	$ -	$ -	$ 33,961

Liabilities
Convertible debentures	$ -	$ -	$ 2,025,846	$ 2,025,846
Derivative liabilities	-	-	202,585	202,585
Notes payable, net of discount	-	-	807,500	807,500
Notes payable and advances, related parties	80,500	-	-	80,500
Total	$ 80,500	$ -	$ 3,035,931	$ 3,116,431

The estimated fair values of the Company’s derivative liabilities are as follows:

	Convertible	Derivative	Notes Payable
Liabilities Measured at Fair Value	Debentures (1)	Liabilities (2)	(3)	Total
Beginning balance as of December 31, 2013	$ 2,025,846	$ 540,226	$ 718,930	$ 3,285,002
Revaluation (gain)/loss in interest expense	-	(337,641)	-	(337,641)
Issuances, net of discount	-	-	68,000	68,000
Amortization of discount	-	-	20,570	20,570
Balance as of December 31, 2014	$ 2,025,846	$ 202,585	$ 807,500	$ 3,035,931
Revaluation (gain)/loss in interest expense	-	(67,529)	-	(67,529)
Ending balance as of March 31, 2015	$ 2,025,846	$ 135,056	$ 807,500	$ 2,968,402

Total (gain)/loss from revaluation of derivatives and event of default included in earnings for the period and reported as an adjustment to interest is as follows:

For fiscal 2014	$ -	$ (337,641)	$ 20,570	$ (317,071)
For three months ended March 31, 2015	-	(67,529)	-	(67,529)

(1) The balance as of March 31, 2015 and December 31, 2014, includes $1,688,205 for the outstanding convertible debentures issued November 8, 2006 and April 12, 2007, and an additional amount of $337,641 for the event of default provision under the debentures October 15, 2010 amendment agreement.

(2) Represents the conversion feature of outstanding convertible debentures issued November 8, 2006 and April 12, 2007.  The fair value of the conversion feature since May 20, 2009, the final milestone reset date of the debentures, was determined using market quotation.

(3) The balance represents the outstanding short-term notes payable issued since October 2011, less remaining notes discount for the fair value of common stock when issued in conjunction with the notes.  The note discount is being amortized over the original term of the notes.  The outstanding notes payable at March 31, 2015 and December 31, 2014, is $807,500 and $807,500, respectively, and the outstanding notes discount at March 31, 2015 and December 31, 2014, is $0 and $0, respectively.

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

Our independent registered public accounting firm’s report on the consolidated financial statements included in our Annual Report Form 10-K for the year ended December 31, 2014, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

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

CONSOLIDATED RESULTS OF OPERATIONS

Results of Operations

Three months ended March 31, 2015 Compared to the three months ended March 31, 2014

The following analysis reflects the condensed consolidated results of operations of the Company and its subsidiaries.

Net Revenues. There were no revenues for three months ended March 31, 2015, or for the same period in 2014.

Cost of Sales.  There was no cost of sales for three months ended March 31, 2015, and the same period in 2014.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for three months ended March 31, 2015 of $219,617, decreased by $63,887 (22.5%), as compared to $283,504 for the same period in 2014. The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the three month period.

	Three Months Ended March 31
	2015	2014	$ Change	% Change
Payroll and related costs	$ 151,756	$ 231,420	$ (79,664)	(34.4)
Professional fees	30,368	9,357	21,011	224.5
Research and development costs	10,031	10,237	(206)	(2.0)
Other operating expenses	13,833	4,698	9,135	194.4
Depreciation and amortization	13,629	17,537	(3,908)	(22.3)
Stock-based compensation	-	10,255	(10,255)	(100.0)
Total	$ 219,617	$ 283,504	$ (63,887)	(22.5)

Payroll and related costs, which includes salaries, commissions, taxes and benefits, decreased $79,664 (34.4%), due to a reduction in full-time staff. During 2015, the Company employed three full-time and one part-time employee, and during 2014, four full-time, one part-time employee.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees increased for the three months ended March 31, 2015 versus the same period last year by $21,011 (224.5%) due to: (i) a decrease of $2,989 for general consultants, legal counsel, and miscellaneous services and fees, and (ii) an increase in information technology consulting fees of $24,000.

Research and development (“R&D”) costs decreased for the three months ended March 31, 2015, compared to the same period last year by $206 (2.0%).  During 2015, the staff focused on performance metrics and algorithm improvements for Signature Mapping TBDx™ that were used in the clinical evaluations.

Other operating expenses increased by $9,135 (194.4%) to $13,833 for the three months ended March 31, 2015, as compared to $4,698 for the same period in 2014. The increase is attributed to: (i) $4,183 for increased travel expenses for clinical evaluations, (ii) increased equipment purchases of $3,111, and (iii) increased administrative costs of $1,841.

Depreciation and amortization expense is determined on the straight-line method over the estimated useful life of the asset, which for equipment and furniture ranges from 3 to 10 years, and for intangible assets (patent acquisition costs capitalized) are being amortized over the 20-year legal life of the patents.

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee members of our Board of Directors, and consultants in lieu of cash compensation. Employee stock option expense for the 2015 and 2014 represents the amortization of the Black-Scholes fair value as outlined above in accordance with ASC 718-10.  ASC 718-10 requires the recognition of all share-based payments to employees or to non-employee directors, as compensation for service on the Board of Directors, as compensation expense in the consolidated financial statements. The amount of compensation is measured based on the estimated fair values of such stock-based payments on their grant dates, and is amortized over the estimated service period to vesting.  The Company issued stock-based compensation to management and other employees during 2013, and none during 2014 or 2015. During the three months ended March 31, 2015, the Company recognized an expense associated with employees, including its named executives, for stock-based compensation of $0, and $10,255 for the same period in 2014, or a decrease of $10,255 (100.0%).  Consulting expense for stock-based payments to consultants is based on the fair value of the stock-based compensation at inception and amortized over the estimated service period but, in accordance with ASC 505-50, is remeasured on each reporting date until the performance commitment is complete. During the three months ended March 31, 2015, the Company recognized an expense for stock-based compensation to consultants of $0, compared to $0 during the same period in 2014, since no stock-based compensation was granted to consultants during the period.

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income and expense. Net other income for three months ended March 31, 2015 was $49,084, compared to the same period in 2014 of $106,608, for a decrease in other income of $57,524 (54.0%).

There was no interest income from interest bearing accounts for the three months ended March 31, 2015, or for the same period in 2014, due to low average daily cash balances in interest bearing accounts during the periods.

The components of non-operating items for the three months ended March 31, 2015, and the same period in 2014,and the variances include: (i) ) debt discount amortization costs in 2015 of $0 and $10,004 in 2014, or a decrease in expense of $10,004 (100.0%), (ii) interest expense in 2015 for short-term notes of $18,445, whereby $18,445 for the same period in 2014, or no change in interest expense, (iii) income of $67,529 in 2015 for the revaluation of beneficial conversion feature of the outstanding debentures, compared to $135,057 in 2014, or a decrease in income of $67,528 (50.0%). Non-cash non-operating income included above for the three months ended March 31, 2015 was $67,529, compared to non-operating income of $125,053 for the same period in 2014, or a decrease in non-cash non-operating income of $57,524 (46.0%).

Net Loss and Net Loss per Common Share.  Net loss for three months ended March 31, 2015 was $170,533, compared to $176,896 for the same period in 2014, for a decrease in net loss of $6,363 (3.6%). Net loss for the Company per common share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of shares outstanding. Net loss per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from contingently issuable shares (i.e. common stock purchase warrants and stock options issued and outstanding).

Reconciliation between the numerators and denominators of the basic EPS computations is as follows:

	Three Months Ended March 31
	2015	2014
Numerator:
Net loss	$ (170,533)	$ (176,896)

Denominator:
Weighted average common shares outstanding - basic	104,728,612	102,756,212

Net loss per common share:
Basic	$0.00	$0.00

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Three Months Ended March 31
Category	2015	2014
Net cash (used) in operating activities	$ (10,784)	$ (91)
Net cash provided by (used in) investing activities	(21,816)	-
Net cash provided by financing activities	-	-
Net decrease in cash	$ (32,600)	$ (91)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2015, was $10,784, compared with net cash used in operating activities of $91 during the same period for 2014, or an increase in the use of cash for operating activities of $10,693. The increase in the use of cash is due to: (i) lower operating costs including, but not limited to a decrease in selling, general and administrative costs (other than depreciation and amortization, and stock based compensation) of $49,724 (18.1%), and (ii) offset by a net decrease in components of operating assets and liabilities of $60,417 (22.0%).

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 was $21,816, versus no investing activities for the same period in 2014.  The net increase in cash used in investing activities of $21,816 was for the purchase of equipment for our TBDx™ clinical evaluation activities in Vietnam. The Company anticipates it will incur additional equipment costs during the current fiscal year ending December 31, 2015, as we continue the certification process of TBDx™ in other countries.

Net Cash Provided by Financing Activities

There were no proceeds from financing activities during the three months ended March 31, 2015, or the same period in 2014. Management is seeking, and expects to continue to seek to raise additional capital through equity or debt financings or bank borrowings, including through one or more equity or debt financings or bank borrowings to fund its operations, repay or repurchase its debentures, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

Cash

Our cash decreased during the three months ended March 31, 2015 by $32,600, compared to a decrease in cash during the same period in 2014 of $91. As outlined above, the decrease in cash for the current period in 2015 was the result of; (i) cash used in operating activities of $10,784, (ii) cash used in investing activities of $21,816, and (iii) no proceeds from financing activities.  The decrease in cash for the current period in 2014 was the result of; (i) cash used in operating activities of $91, (ii) no cash used in investing activities, and (iii) no proceeds from financing activities. The net change in cash for the three months ended March 31, 2015, as compared to the same period in 2014, was $32,509, and is the result of (i) an increase in cash used in operating activities of $10,693, (ii) an increase in investing activities $21,816, and (iii) no change in proceeds from financing activities.

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

	(unaudited)
Category	March 31, 2015	December 31, 2014
Cash	$ 1,361	$ 33,961

Current assets	3,185	36,285
Current liabilities	14,088,755	13,943,135
Working capital (deficit)	$ (14,085,570)	$ (13,906,850)

Cash is stated at cost, which approximates fair value, and consists of interest and noninterest bearing accounts at a bank.  Balances may periodically exceed federal insurance limits. The Company does not consider this to be a significant risk. The Company considers all highly liquid debt instruments with initial maturities of 90 days or less to be cash equivalents. There were no cash equivalents as of March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015, the Company had a working capital deficit of $14,085,570, compared to $13,906,850 at December 31, 2014, or an increase in working capital deficit of $178,720 (1.3%). As of March 31, 2015, the Company had cash of $1,361 as compared to $33,961 on December 31, 2014. The decrease in cash of $32,600 is the net result of our operating, investing and financing activities outlined above. For the three months ended March 31, 2015, current liabilities increased $145,620 (1.0%), with specific decrease in current liabilities of $67,529 for the revaluation of derivative liabilities related to the outstanding debentures, and specific increases in current liabilities of $213,149, including: (i) $32,918 for trade and accrued payables, (iv) $18,445 in accrued interest, and (iv) $161,786 for the continued accrual of unpaid wages and related expenses for all employees.

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

2006 through 2013 Short-Term Promissory Notes, Related Party

On October 18, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, our former deceased Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned the Company $100,000. The Company issued a non-negotiable promissory note, dated effective October 18, 2006, to Mr. Trudnak in the principal amount of $100,000. The note is unsecured, non-negotiable and non-interest bearing. The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default. The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum. The note is not assignable by Mr. Trudnak without our prior consent. The Company may prepay the note in whole or in part upon ten days notice. On November 10, 2006, Mr. Trudnak extended the due date of the note to May 31, 2007.  Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008, and $5,000 on September 14, 2011, for cumulative outstanding loans of $129,000. The maturity date of the outstanding loans was extended multiple times during 2009 through 2014. On December 31, 2014, the outstanding loans were extended to December 31, 2015. The Company repaid an aggregate of $6,900 of the notes during 2010, an aggregate $33,100 during 2011, an aggregate of $8,500 during 2013, resulting in an outstanding balance at December 31, 2014 of $80,500.  The terms of the above transaction were reviewed and approved by the Company’s audit committee and by the independent members of our Board of Directors.  Upon the death of Mr. Trudnak on April 18, 2014, the notes became part of his estate and assigned to his spouse, Jean M. Trudnak.

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

As of March 31, 2015, an aggregate of $3,461,795 in principal amount of the Series A Debentures have been converted into 8,730,037 shares of common stock, an aggregate of $663,043 in interest amount have been converted into 2,675,576 shares of common stock, and an aggregate of 1,779,596 Series D Warrants have been exercised resulting in the issuance of 1,284,964 shares of common stock. Accordingly, as of March 31, 2015, an aggregate of $1,688,205 of principal amount of the debentures remain unconverted.

Our outstanding Series A 10% Convertible Debentures originally became due on November 7, 2008. On October 15, 2010, we entered into an agreement with our two remaining Series A Debenture holders to amend and effect a restructuring of the debentures that originally became due on November 7, 2008.  Under the amendment agreement, the Company and two debenture holders agreed: (i) to an extension of the maturity date of the debentures to June 30, 2011, (ii) that the $1,688,205 of outstanding principal amount will not bear interest from July 1, 2010 through the new maturity date, (iii) that, in exchange for the payment in cash of amounts of accrued but unpaid regular interest of approximately $638,163, and waived all additional interest and late fees, liquidated damages and certain other amounts due under the debentures (“Interest and Default Amounts”) the Company issued an aggregate of 2,552,653 shares of common stock, (iv) that all claims with regard to the payment of the Interest and Default Amounts and all prior events of default under the Debentures and breaches of any covenant, agreement, term or condition (“Defaults”) under our debentures and debenture transaction documents would be waived and the Company was released from any claims with respect to the Additional Interest and Late Fees of approximately $773,314, and Default Amounts of approximately $2,541,739, and prior Defaults Events, (v) to terminate the registration rights agreements between the Company and each debenture holder, and (vi) that the Company may force a conversion of the debentures if our common stock equals or exceeds certain price and volume conditions. There were no conversions of our debentures during 2014 or the three months ended March 31, 2015.

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

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid. Therefore, the Company could be considered in default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We have been in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. When an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of March 31, 2015 at approximately $337,641.  As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so.  The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

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

The Company had interest expense of $18,445, and $18,445, for the three months ended March 31, 2015, and the same period in 2014, respectively. Debt discount amortization costs of $0, and $10,004, for the three months ended March 31, 2015, and the same period in 2014, respectively

Additional Capital

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

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition, or results of operations as of March 31, 2015 and December 31, 2014.

Financial Condition, Going Concern Uncertainties and Events of Default

The Company, previously an operating stage company, became a development stage company on April 1, 2012.  A development stage company, as defined by ASC-915-10 “Accounting and Reporting by Development Stage Enterprise”, is an entity that devotes substantially all of its efforts to establish a business and either of the following conditions exists: 1) the principal operations have not commenced, or 2) the principal operations have commenced, but there has been no significant revenue therefrom.  During 2015, Applied Visual Sciences’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations.  Our independent registered public accounting firm’s report on the consolidated financial statements included herein, and in this Annual Report on Form 10-K for the year ended December 31, 2014, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder. In addition, the Company is currently evaluating the impact of ASU No. 2014-15, Presentation of Financial Statements—Going Concern, on its disclosures regarding the Company’s ability to continue as a going concern.

As of March 31, 2015, the Company has outstanding trade and accrued payables of $1,825,110, other accrued liabilities of $260,849, and accrued salaries and related expenses due to our employees and management of $8,953,894. Also, the Company has an outstanding noninterest-bearing loan from its previous Chief Executive Officer of $80,500, and $807,500 short-term notes from a total of twenty (20) investors.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid. Therefore, the Company could be considered in default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We have been in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. When an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of March 31, 2015 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

As of March 31, 2015, we had a cash balance of $1,361. Subsequently and through the date of this report, Company sold to an accredited investor an aggregate of 2,000,000 shares of common stock upon the exercise of 2,000,000 warrants for gross proceeds of $60,000.  Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities. Currently, will require an aggregate of approximately we are spending or incurring (and accruing) expenses of approximately $150,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees. Management believes that we will require an aggregate of approximately $1,800,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.  This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

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

During the three months ended March 31, 2015, our total stockholders’ deficit increased by $170,533 to $13,741,329, and our consolidated net loss for the period was $170,533, compared to a net loss for the same period in 2014 of $176,896, or a decrease of $6,363 (3.6%).  Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

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

For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  Except as disclosed in Part I, Item 4, Controls and Procedures of this report, and in Note 2 of our 2014 Form 10-K, there have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the three-month period ended March 31, 2015.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. There were no international revenues subject to such market risks during the three-month period ended March 31, 2015, although,, we may be exposed to foreign exchange rate fluctuations as the Company pursues revenue opportunities outside the United States. As exchange rates vary, results when translated may vary from expectations and adversely impact overall expected profitability. As of March 31, 2015, the Company’s foreign currency exposure is related to accounts payable trade in the amount of $30,371.

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

Based on this evaluation, and for reasons discussed below, the Certifying Officers determined that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the Reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure. On July 17, 2015, the Company filed its Annual Report on Form 10-K for the year ended December 31, 2014, which was due on March 31, 2015, and this Quarterly Report on Form 10-Q for the period ended March 31, 2015, was due on May 15, 2015.

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

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below (which reflect changes to certain of the risk factors we disclosed in our 2014 Form 10-K) and other information contained in this Report in deciding whether to invest in our common stock, as well as certain  risk factors set forth under Part I, Item 1A of our 2014 Form 10-K.  Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our company.  If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.  In such case, the trading price of our common stock could decline, and you could lose a part of your investment.

Risks Related to Our Company and Our Operations

We have incurred substantial debt which could affect our ability to obtain additional financing and may increase our vulnerability to business downturns. We may be unable to repay our Series A Debentures that matured on June 30, 2011.

As of March 31, 2015, the aggregate principal under our outstanding Series A Debentures was $1,688,205, which matured on June 30, 2011. Also, we have outstanding trade and accrued payables of $1,825,110, other accrued liabilities of $260,849, and accrued salaries due to our employees and management of $8,301,294, as well as accrued related payroll liabilities of $652,600.  Also, the Company has an outstanding noninterest-bearing loan from its former deceased Chief Executive Officer of $80,500, and $807,500 short-term notes from twenty (20) investors.  We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the outstanding principal in the event the debenture holders make a demand for payment; it may be more expensive and difficult to obtain additional financing; and we are more vulnerable to economic downturns.

We did not make timely payment of outstanding principal when due under our Series A Debentures, and failure to make such payment is an event of default under the debentures.  We have insufficient cash resources to repay the amounts due to our debenture holders.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid. Therefore, the Company could be considered in default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. When an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of March 31, 2015 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

We have a severe working capital deficit and, in addition to proceeds from financings, we continue to have outstanding loans from our former deceased chief executive officer and deferrals of salaries by our executive officer, employees and a consultant/director. In the event we are unable to pay our employees salaries, we may experience employee attrition which could materially and adversely affect our business and operations.

During the three months ended March 31, 2015, our total stockholders’ deficit increased by $170,533 to $13,741,329, and our consolidated net loss for the period was $170,533, compared to a net loss for the same period in 2014 of $176,896, or a decrease of $6,363 (3.6%).  Our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  Although we have obtained limited cash from certain financings, we continue to have outstanding loans from our previous chief executive officer of approximately $80,500, accrued and unpaid salaries of our two named executive officers and previous chief executive officer in the amount of $4,860,096, and to other employees of $3,441,198, and outstanding accounts payable to a previous consultant/director of the Company in the amount of $878,248. The Company currently employs three full-time, one part-time employee, and during 2014 employed four full-time, and one part-time employee who assisted the Company upon request.  The Company’s insolvency continues to increase the uncertainties related to its continued existence.  Also, in the event we are unable to pay our employees, we may continue to experience further employee attrition which could materially adversely affect our business and operations, including our ongoing research and development activities.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

Our certifying officers evaluated the effectiveness of our disclosure controls and procedures, and concluded that our disclosure controls were not effective for the period ending March 31, 2015, and December 31, 2014, and that we had certain weaknesses during those periods in our internal controls over timely reporting. Therefore, internal controls over timely reporting were ineffective as of the period covered by this Report.

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  The Certifying Officers designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is made known to management (including the Certifying Officers) by others within the Company, including its subsidiaries. We regularly evaluate the effectiveness of our disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly in our Forms 10-Q and annually in our Forms 10-K. In completing such reporting, we disclose, as appropriate, any significant change in our internal control over financial reporting that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  On July 17, 2015, the Company filed its Annual Report on Form 10-K for the year ended December 31, 2014, which was due on March 31, 2015, and this Quarterly Report on Form 10-Q for the period ended March 31, 2015, was due on May 15, 2015. Our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by such reports. Although the Certifying Officers have determined that our disclosure controls and procedures were not effective, management continues to believe that refinement to our disclosure controls and procedures is an ongoing progress. The Audit Committee believes the Company should continue the following activities: (a) additional education and professional development for the Company’s accounting and other staff on new and existing applicable SEC filing requirements, certain applicable SEC disclosure requirements, and the timing of the filing thereof, and (b) reviewing disclosure requirements, including Form 10-K and Regulation S-K disclosure requirements, SEC staff guidance and interpretations related thereto. While management is responsible for establishing and maintaining our disclosure controls and procedures and has taken steps to ensure that the disclosure controls are effective and free of “significant deficiencies” and/or “material weaknesses,” the ability of management to implement the remediation of such weaknesses and deficiencies and the inherent nature of our business and rapidly changing environment may affect management’s ability to be successful with this initiative.

Dilutive effect of conversion of Series A Senior Convertible Debentures, and the exercise of outstanding common stock purchase warrants, of which some carry a cashless exercise provision.

At March 31, 2015, an aggregate of 6,752,820 of our shares of our common stock issuable upon full conversion of our outstanding Series A Debentures.  The Company also has an aggregate of 18,360,260 of our shares issuable upon exercise of outstanding common stock purchase warrants that have an average exercise price of $0.26, of which approximately 5,143,973 warrants may be exercised pursuant to the cashless exercise provisions of such warrants and may be subsequently resold as “restricted securities” under the provisions of Rule 144 under the Securities Act.  Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.  Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

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

As of August 6, 2015, our directors, executive officers and the estate of our previous chief executive officer beneficially owned approximately 27.8% of our shares of common stock. Accordingly, our directors, executive officers, the estate of our previous chief executive officer, and most highly compensated employee are entitled to cast an aggregate of 12,713,534 votes on matters submitted to our stockholders for a vote or approximately 11.9% of the total number of votes entitled to be cast at a meeting of our stockholders. These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders. These matters would include the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may discourage or prevent someone from acquiring our business.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULT UNDER OUR SERIES A DEBENTURES

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid. Therefore, the Company could be considered in default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. When an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of March 31, 2015 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

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

Date: August 6, 2015