Form 10-Q
period 2015-06-30
Applied Visual Sciences, Inc.
filed 2015-08-19
CIK 873198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

_______________________________

FORM 10-Q

(Mark One)

X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

At August 19, 2015, the Registrant had 107,228,612 shares of Common Stock, $0.001 par value, outstanding.

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

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends, “plans,” “should,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof (including their use in the negative), or by discussions of strategies, plans or intentions.  Such statements include but are not limited to statements under Part I, Item 1A - Risk Factors of our Form 10-K for the year ended December 31, 2014, Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report, and elsewhere in this Report. A number of factors could cause results to differ materially from those anticipated by such forward-looking statements, including those discussed under Part II, Item 1A - Risk Factors of this Report.  The absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including factors described in Part I, Item 1A - Risk Factors of our Form 10-K for the year ended December 31, 2014, and Part II, Item 1A – Risk Factors of this Report.  You should carefully consider the factors described in Part I, Item 1A - Risk Factors of our Form 10-K for the year ended December 31, 2014, and Part II, Item 1A – Risk Factors of this Report in evaluating our forward-looking statements.

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

CONSOLIDATED RESULTS OF OPERATIONS

28

LIQUIDITY AND CAPITAL RESOURCES

31

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

39

ITEM 4.    CONTROLS AND PROCEDURES

39

PART II. OTHER INFORMATION

39

ITEM 1.     LEGAL PROCEEDINGS

39

ITEM 1A.  RISK FACTORS

39

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

41

ITEM 3.     DEFAULT UNDER OUR SERIES A DEBENTURES

41

ITEM 5.     OTHER INFORMATION

42

ITEM 6.     INDEX TO EXHIBITS

42

SIGNATURES

43

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash	$ 18,484	$ 33,961
Prepaid expenses	1,824	2,324
Total current assets	20,308	36,285

Fixed Assets, net	50,952	44,329

Other Assets
Intangible assets, net	283,360	291,725
Total assets	$ 354,620	$ 372,339

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable	$ 1,826,743	$ 1,792,192
Accrued wages and related	9,126,140	8,792,108
Other accrued liabilities	290,478	242,404
Notes payable and advances, related parties	80,500	80,500
Notes payable, net of discount	807,500	807,500
Convertible debentures	2,025,846	2,025,846
Derivative liabilities	67,528	202,585
Total current liabilities	14,224,735	13,943,135

Stockholders' (Deficit)
Convertible preferred stock, $0.20 par value; authorized 1,000,000 shares
Shares issued and outstanding at June 30, 2015 - none
Shares issued and outstanding at December 31, 2014 - none	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares
Shares issued and outstanding at June 30, 2015 - 106,728,612
Shares issued and outstanding at December 31, 2014 - 104,728,612	106,729	104,729
Additional paid-in capital	83,051,348	82,993,348
Accumulated comprehensive income	63,354	63,354
Deficit accumulated	(97,091,546)	(96,732,227)
Total stockholders' (deficit)	(13,870,115)	(13,570,796)
Total liabilities and stockholders' (deficit)	$ 354,620	$ 372,339

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014

Net revenues	$ -	$ -	$ -	$ -

Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Selling, general and administrative expense	226,685	232,234	446,302	515,738

Operating loss	(226,685)	(232,234)	(446,302)	(515,738)

Other income (expense)
Interest expense	(29,629)	(24,913)	(48,074)	(43,358)
Debt discount amortization	-	(5,537)	-	(15,541)
Reevaluation of derivative liabilities	67,528	135,056	135,057	270,113
Other income	37,899	104,606	86,983	211,214

Net loss before income taxes	(188,786)	(127,628)	(359,319)	(304,524)
Provision for income taxes	-	-	-	-

Net loss	$ (188,786)	$ (127,628)	$ (359,319)	$ (304,524)

Net loss per common share
Basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average common shares outstanding
Basic	106,530,810	103,138,601	105,634,689	102,948,463

Comprehensive income
Comprehensive income - beginning of period	$ 63,354	$ 63,354	$ 63,354	$ 63,354
Cumulative translation adjustments	-	-	-	-

Comprehensive income - end of period	$ 63,354	$ 63,354	$ 63,354	$ 63,354

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

APPLIED VISUAL SCIENCES, INC. AND SUBSIDIARIES
CONSENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (359,319)	$ (304,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,257	29,395
Amortization of debt discounts	-	15,541
Stock-based compensation expense	-	10,279
Revaluation derivative instrument (income)	(135,057)	(270,113)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	500	(6,983)
Increase in accounts payable	34,552	42,877
Increase in accrued wages and related	334,032	416,815
Increase in other accrued liabilities	48,074	43,358
Net cash flows used in operating activities	(49,961)	(23,355)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(21,816)	-
Investment in patents	(3,700)	-
Net cash used in investing activities	(25,516)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock warrants	60,000	-
Proceeds from short-term notes payable, net	-	33,000
Net cash flows provided by financing activities	60,000	33,000

Net increase (decrease) in cash	(15,477)	9,645
Cash at beginning of the period	33,961	1,108
Cash at end of the period	$ 18,484	$ 10,753

Supplemental disclosure of cash flow information:
Cash items paid during the period:
Interest expense	$ -	$ -
Income taxes	-	-
Noncash items during the period:
Conversion of accrued wages for exercise of employee stock options	$ -	$ 23,880

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

The Company has two groups of products and services - Security (PinPoint™) and Healthcare (Signature Mapping™ Medical Computer Aided Detection (“Medical CAD”)).  The Company has determined that as a result of no revenue generated for the six months ended June 30, 2015, and the same period last year, we operate under one business unit in The America’s, and have pursued one product line, Healthcare’s Tuberculosis Detection (“TBDx™”) software in South Africa, India, Nigeria, Peru, and Vietnam.

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of ASC 718-10, which requires recognition of stock-based compensation expense for all share-based payments based on fair value. Prior to January 1, 2006, the Company measured compensation expense for its employee stock based compensation plans using the intrinsic value method. Under ASC 718-10, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.  The Company applied the disclosure provisions of ASC 718-10 as if the fair value-based method had been applied in measuring compensation expense for those years.  ASC 718-10 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation expense for its employee stock-based awards had been determined in accordance with the fair value method prescribed therein. The Company’s estimated forfeiture rates are based on its historical experience within separate groups of employees. In accordance with ASC 718-10, the Company recognized total stock-based compensation expense for employees and non-employee members of the Board of Directors for the six months ended June 30, 2015 and 2014, of $0, and $10,279, respectively.

ASC 718-10, “Share-Based Payment” defines fair value-based methods of accounting for stock options and other equity instruments.  The Company has adopted the method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.  ASC 505-50, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services” (“ASC 505-50”), establishes the measurement principles for transactions in which equity instruments are issued in exchange for the receipt of goods or services.  The Company has relied upon the guidance provided under ASC 505-50 to determine the measurement date and the fair value re-measurement principles to be applied.  Based on these findings, the Company determined that the unamortized portion of the stock compensation should be re-measured on each interim reporting date and proportionately amortized to stock-based compensation expense for the succeeding interim reporting period until goods are received or services are performed. The Company recognizes compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate. Total stock-based compensation expense for consultants during the six months ended June 30, 2015, and 2014 was $0, and $0, respectively.

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

The Amended and Restated 2003 Stock Incentive Plan

The Board of Directors adopted the 2003 Stock Incentive Plan on August 29, 2003, and terminated on August 29, 2013.  Therefore, no shares of common stock are available for future awards.  The termination of the plan does not affect the outstanding options granted without the consent of the optionee.  As of June 30, 2015, the Company has reserved under the 2003 plan 22,056,992 shares to be issued upon exercise of outstanding options granted to all employees, including its named executives.

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

Factors considered in granting stock options included: (i) the general policy during the past five, and in the foreseeable future, of not increasing base salaries of all employees, (ii) the performance of employees, (iii) the employees’ increasing responsibilities in a dynamic, and shrinking organization, and (iv) the accomplishments achieved by the Company during the prior year.  The 2003 Plan has been the principal method for our employees and executive officers to acquire equity interests in the Company. We believe that the annual aggregate value of these awards should be set near competitive median levels for comparable companies.  We may provide a greater portion of total compensation to our executives and employees through stock options given the general policy of not increasing base salaries in the foreseeable future. Our Compensation Committee administers the 2003 Plan based on the above factors, and considers management’s recommendation and discussions with the Committee. There were no stock options granted to employees during the six months ended June 30, 2015, as well as no stock options granted to new employees during the same period as there were no new employees hired.

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

Stock Options Exercised under the 2003 Plan

There were no stock options exercised during the six months ending June 30, 2015.

Summary of stock option activity under the 2003 Plan for the six months ended June 30, 2015 issued to employees, non-employee members of the Board of Directors and consultants is as follows:

Fiscal Year and Activity	Weighted- Average Exercise Price	Number of Options
Outstanding December 31, 2014	$ 0.14	22,056,992

Fiscal 2015 activity
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding June 30, 2015	0.14	22,056,992

Reserved for future issuance at June 30, 2015 (the 2003 Plan expired on August 29, 2013)		-

The following table summarizes additional information about the 2003 Plan stock options outstanding at June 30, 2015:

Issued and Outstanding				Exercisable
Type of Option and Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Yrs)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Price
Nonqualified Stock Options $0.30 (1) (4)	25,000	0.2	0.30	25,000	0.30
Incentive Stock Options $0.15 - $4.05 (2) (4)	649,300	2.3	0.98	649,300	0.98
Incentive Stock Options $0.15 - $0.30 (3) (4)	21,382,692	6.1	0.11	21,382,692	0.11
Total	22,056,992	6.0	$ 0.14	22,056,992	$ 0.14

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

There were no stock grants or issuances pursuit to the 2009 Plan during the six months ended June 30, 2015, and all underlying shares of the Company’s 2009 Stock Compensation Plan have been issued.  As of June 30, 2015, there are no stock options, restricted stock awards, or restricted stock rights outstanding.

Stock Issued under the 2009 Plan

There were no stock awards granted during the six months ending June 30, 2015.

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

	(Unaudited)
Asset (Useful Life)	June 30, 2015	December 31, 2014
Software (3 years)	$ 84,224	$ 84,224
Computer equipment (3 - 5 years)	329,861	329,861
Furniture and fixtures (7 - 10 years)	231,033	231,033
Equipment (7 - 10 years)	122,868	101,052
Fixed assets, gross	767,986	746,170
Less accumulated depreciation	717,034	701,841
Fixed assets, net	$ 50,952	$ 44,329

Depreciation expense for property and equipment was $15,193 and $17,330 in the six months ended June 30, 2015, and the same period in 2014, respectively, and is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

Goodwill and Other Intangible Assets

Intangible Assets – Intangible assets consist of acquired software and patents. Under ASC 350, “Goodwill and Other Intangible Assets,” such assets acquired including software technology is considered to have a finite life.  Management has estimated the useful life to be 5 years and amortized such costs on a straight-line basis over this period. In addition, ASC 985-20, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” requires the Company to consider whether or not the software technology is impaired using a net realizable value analysis based on projected discounted cash flows. The Company prepared this analysis as of June 30, 2015, and the same period of 2014, and concluded that the intangible assets are not impaired.  Patent acquisition costs pertaining to the Company’s 3i technology that covers its PinPoint™ and Signature Mapping™ intellectual property (technology not acquired through acquisition), have been capitalized and are being amortized over the 20-year legal life of the patents. The Company has been granted by the United States Patent & Trademark Office (“USPTO”) six patents related to its 3i technology. The Company evaluates the periods of amortization continually to determine whether later events or circumstances require revised estimates of useful lives. The Company’s intangible acquired software technology was fully amortized as of December 31, 2009. Therefore, there was no amortization costs associated with acquired software during the six months ended June 30, 2015, or during the same period in 2014. Amortization expense for patent acquisition costs was $12,065 and $12,065 in six months ended June 30, 2015, and 2014, respectively, and is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income. The Company anticipates incurring additional patent acquisition costs during the year ending December 31, 2015.

Six months ended June 30, 2015
	Beginning Period Cost			Net Book Value
		Additions	Reductions
Intangibles with finite lives:
Patent acquisition costs	$ 291,725	$ 3,700	$ 12,065	$ 283,360

Based on the net book value of patents acquisition costs at June 30, 2015, the Company estimates amortization expense for intangible assets to be $24,223 for Fiscal 2015, $24,315 for each of the Fiscal years 2016 through 2020, and $149,627 thereafter.

Excess of Purchase Price over Net Assets Acquired (Goodwill) – The Company follows the provisions of ASC 805-10, “Business Combinations” and ASC 350-10, “Goodwill and Other Intangible Assets.” These statements establish financial accounting and reporting standards for acquired goodwill.  Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. Effective January 1, 2002, with the adoption of ASC 350-10, goodwill must be evaluated for impairment and is no longer amortized. Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired. To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets. There was no goodwill on the consolidated balance sheet of the Company during the six months ended June 30, 2015, or the same period in 2014, as a net realizable value analysis was made for goodwill in prior years during the Company’s operating stage and such asset was fully impaired during those prior years.

Impairment of Excess Purchase Price over Net Assets Acquired – The Company follows the provisions of ASC 350-10 “Goodwill and Other Intangible Assets” for the impairment of goodwill. The Company determines impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill. Impairment is tested annually or whenever indicators of impairment arise.  There was no goodwill on the consolidated balance sheet of the Company for the six months ended June 30, 2015, or during Fiscal 2014 and, as a net realizable value analysis was made for goodwill in prior years and such asset was considered fully impaired during those prior years.

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

Tax positions that meet the more-likely-than-not recognition threshold, at the effective date of ASC 740-10, may be recognized or, continued to be recognized, upon adoption of ASC 740-10.  The cumulative effect of applying the provision of ASC 740-10 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  ASC 740-10 applies to fiscal years beginning after December 15, 2006 with earlier adoption permitted.  The Company has determined that as of June 30, 2015, no additional accrual for income taxes is necessary.

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

Recently Issued Accounting Pronouncement

In April 2015, the FASB issued authoritative guidance that simplifies the presentation of debt issuance costs.  Under the revised guidance, entities would no longer be able to recognize debt issuance costs as an asset in the balance sheet.  The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update.  This guidance becomes effective for the Company’s fiscal 2017 first quarter.  Early adoption is only permitted for financial statements that have not been previously issued.  Upon adoption, a reporting entity is required to apply the new guidance on a retrospective basis and required to comply with the applicable disclosures for a change in an accounting principle.  The Company will apply this new guidance retrospectively when it becomes effective, and the adoption of this guidance is not expected to have a significant impact on its consolidated financial statements.

In April 2015, the FASB issued authoritative guidance to clarify the accounting treatment for fees paid by a customer in cloud computing arrangements.  Under the revised guidance, if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses.  If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The revised guidance will not change a customer’s accounting for service contracts. The guidance becomes effective for the Company’s fiscal 2017 first quarter, with early adoption permitted.  Upon adoption, a reporting entity can elect to apply the new guidance prospectively after the effective date, or retrospectively.  The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements.

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

As of June 30, 2015, the Company has outstanding trade and accrued payables of $1,826,743, other accrued liabilities of $290,478, and accrued salaries and related expenses due to our employees and management of $9,126,140. Also, the Company has an outstanding noninterest-bearing loan from its previous Chief Executive Officer of $80,500, and $807,500 short-term notes from a total of twenty (20) investors.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid. Therefore, the Company could be considered in default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We have been in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. When an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of June 30, 2015 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

As of June 30, 2015, we had a cash balance of $18,484.  Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities. Currently, will require an aggregate of approximately we are spending or incurring (and accruing) expenses of approximately $150,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees. Management believes that we will require an aggregate of approximately $1,800,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.  This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

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

During the six months ended June 30, 2015, our total stockholders’ deficit increased by $299,319 to $13,870,115, and our consolidated net loss for the period was $359,319, compared to a net loss for the same period in 2014 of $304,524, or an increase of

$54,795 (18.0%).  Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

(4)

Stockholders’ Equity

Common Stock Issued Including Exercises of Warrants and Options

On April 10, 2015, an aggregate of 2,000,000 common stock purchase warrants were exercised by an investor, and the Company issued 2,000,000 shares of common stock. Common stock was increased by $2,000 for the par value of the shares; paid-in capital was increased by $58,000.

Other Common Stock Purchase Warrants Issued, Expired, or Forfeited

During the six months ended June 30, 2015, an aggregate of 2,649,568 common stock purchase warrants expired, of which 150,000 Class M warrants, 2,199,568 Class N warrants, and 300,000 Class Q warrants issued to investors.

The Company has issued warrants as compensation to its note holders, placement agents and other consultants, as well as to incentivize investors in each of the Company’s private placement financings.  The table below shows by category, the warrants issued and outstanding at June 30, 2015.

Common Stock Purchase Warrants	Number of Warrants Outstanding and Exercisable	Date Warrants are Exercisable	Exercise Price	Date Warrants Expire
Note and debenture holders	10,000	December 2007	$ 0.70	December 2015
	78,750	September 2010	0.25	September 2015
	88,750

Private placement investors	214,285	March 2008	0.75	December 2015
	2,632,725	August 2009	0.25	December 2018
	240,000	October 2009	0.25	December 2015
	400,000	November 2009	0.25	December 2016
	100,000	March 2010	0.25	December 2015
	200,000	March 2010	0.25	December 2016
	200,000	April 2010	0.25	December 2017
	3,731,155	July to Sept 2010	0.25	July to Sept 2015
	5,301,345	Oct to Dec 2010	0.25	Oct to Dec 2015
	400,000	February 2011	0.25	August 2015
	800,000	February 2011	0.25	February 2016
	88,000	October 2011	0.25	October 2015
	300,000	November 2014	0.25	December 2017
	14,607,510

Placement agents	72,000	February 2011	0.25	February 2016
	72,000

Consultants	200,000	December 2009	0.25	December 2015
	14,000	August 2010	0.28	August 2015
	14,000	September 2010	0.25	September 2015
	228,000

Total Warrants Issued/Outstanding	14,996,260

As of June 30, 2015, approximately 4,144,725 of the above warrants may be exercised pursuant to the cashless exercise provisions of such warrants and, if so exercised, the shares may be subsequently resold under the provisions of Rule 144 under the Securities Act. Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.

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

On August 6, 2015, a Company employee exercised 500,000 stock options for 500,000 shares of common stock using accrued and unpaid wages.  The shares were issued under the 2003 Stock Incentive Plan.  Common stock was increased by $500 for the par value of the shares, paid-in capital was increased by $14,500, and accrued wages was reduced by the total exercise price of $15,000.

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on recurring basis as of June 30, 2015:

	Level 1	Level 2	Level 3	Total
Assets
Cash	$ 18,484	$ -	$ -	$ 18,484

Liabilities
Convertible debentures	$ -	$ -	$ 2,025,846	$ 2,025,846
Derivative liabilities	-	-	67,528	67,528
Notes payable, net of discount	-	-	807,500	807,500
Notes payable and advances, related parties	80,500	-	-	80,500
Total	$ 80,500	$ -	$ 2,900,874	$ 2,981,374

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets
Cash	$ 33,961	$ -	$ -	$ 33,961

Liabilities
Convertible debentures	$ -	$ -	$ 2,025,846	$ 2,025,846
Derivative liabilities	-	-	202,585	202,585
Notes payable, net of discount	-	-	807,500	807,500
Notes payable and advances, related parties	80,500	-	-	80,500
Total	$ 80,500	$ -	$ 3,035,931	$ 3,116,431

The estimated fair values of the Company’s derivative liabilities are as follows:

	Convertible	Derivative	Notes Payable
Liabilities Measured at Fair Value	Debentures (1)	Liabilities (2)	(3)	Total
Beginning balance as of December 31, 2013	$ 2,025,846	$ 540,226	$ 718,930	$ 3,285,002
Revaluation (gain)/loss in interest expense	-	(337,641)	-	(337,641)
Issuances, net of discount	-	-	68,000	68,000
Amortization of discount	-	-	20,570	20,570
Balance as of December 31, 2014	$ 2,025,846	$ 202,585	$ 807,500	$ 3,035,931
Revaluation (gain)/loss in interest expense	-	(135,057)	-	(135,057)

Ending balance as of June 30, 2015	$ 2,025,846	$ 67,528	$ 807,500	$ 2,900,874

Total (gain)/loss from revaluations of derivatives and event of default included in earnings for the period and reported as an adjustment to interest is as follows:

	Convertible	Derivative	Notes Payable
Liabilities Measured at Fair Value	Debentures (1)	Liabilities (2)	(3)	Total
For fiscal 2014	$ -	$ (337,641)	$ 20,570	$ (317,071)
For six months ended June 30, 2015	-	(135,057)	-	(135,057)

(1) The balance as of December 31, 2014 and December 31, 2013, includes $1,688,205 for the outstanding convertible debentures issued November 8, 2006 and April 12, 2007, and an additional amount of $337,641 for the event of default provision under the debentures October 15, 2010 amendment agreement.

(2) Represents the conversion feature of outstanding convertible debentures issued November 8, 2006 and April 12, 2007.  The fair value of the conversion feature since May 20, 2009, the final milestone reset date of the debentures, was determined using market quotation.

(3) The balance represents the outstanding short-term notes payable issued since October 2011, less remaining notes discount for the fair value of common stock when issued in conjunction with the notes.  The note discount is being amortized over the original term of the notes.  The outstanding notes payable at June 30, 2015 and December 31, 2014, is $807,500 and $807,500, respectively, and the outstanding notes discount at June 30, 2015 and December 31, 2014, is $0 and $0, respectively.

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

We will continue to pursue opportunities for the deployment of our PinPoint™ product as opportunities develop. With these uncertainties and our ability to manage with limited cash resources during 2015, we have focused on the development of our TBDx™ product, as better discussed below.

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

CONSOLIDATED RESULTS OF OPERATIONS

Results of Operations

Three months ended June 30, 2015 Compared to the three months ended June 30, 2014

The following analysis reflects the condensed consolidated results of operations of the Company and its subsidiaries.

Net Revenues. There were no revenues for three months ended June 30, 2015, or for the same period in 2014.

Cost of Sales.  There was no cost of sales for three months ended June 30, 2015, and the same period in 2014.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for three months ended June 30, 2015 of $226,685, decreased by $5,549 (2.4%), as compared to $232,234 for the same period in 2014. The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the three month period.

	Three Months Ended June 30
	2015	2014	$ Change	% Change
Payroll and related costs	$ 172,245	$ 158,069	$ 14,176	9.0
Professional fees	33,846	33,871	(25)	(0.1)
Research and development costs	-	17,087	(17,087)	(100.0)
Other operating expenses	6,966	11,325	(4,359)	(38.5)
Depreciation and amortization	13,628	11,858	1,770	14.9
Stock-based compensation	-	24	(24)	(100.0)
Total	$ 226,685	$ 232,234	$ (5,549)	(2.4)

Payroll and related costs, which includes salaries, commissions, taxes and benefits, increased $14,176 (9.0%), due to increased business development activities.  During 2015, the Company employed three full-time and one part-time employee, and during 2014, four full-time, and one part-time employee.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees decreased for the three months ended June 30, 2015 versus the same period last year by $25 (0.1%) due to: (i) a decrease of $8,119 for general consultants, legal counsel, accounting, and miscellaneous services and fees, and (ii) an increase in information technology consulting fees of $8,094.

Research and development (“R&D”) costs decreased for the three months ended June 30, 2015, compared to the same period last year by $17,087 (100.0%).  During 2015, the staff focused on business development for Signature Mapping TBDx™ and there were no product development or clinical evaluation activities for the period.

Other operating expenses decreased by $4,359 (38.5%) to $6,966 for the three months ended June 30, 2015, as compared to $11,325 for the same period in 2014. The decrease is attributed to: (i) $4,189 for decreased travel expenses, and (ii) decreased administrative costs of $170.

Depreciation and amortization expense is determined on the straight-line method over the estimated useful life of the asset, which for equipment and furniture ranges from 3 to 10 years, and for intangible assets (patent acquisition costs capitalized) and are being amortized over the 20-year legal life of the patents.

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee members of our Board of Directors, and consultants in lieu of cash compensation. Employee stock option expense for the 2015 and 2014 represents the amortization of the Black-Scholes fair value as outlined above in accordance with ASC 718-10.  ASC 718-10 requires the recognition of all share-based payments to employees or to non-employee directors, as compensation for service on the Board of Directors, as compensation expense in the consolidated financial statements. The amount of compensation is measured based on the estimated fair values of such stock-based payments on their grant dates, and is amortized over the estimated service period to vesting.  The Company issued stock-based compensation to management and other employees during 2013, and none during 2014 or 2015. During the three months ended June 30, 2015, the Company recognized an expense associated with employees, including its named executives, for stock-based compensation of $0, and $24 for the same period in 2014, or a decrease of $24 (100.0%).  Consulting expense for stock-based payments to consultants is based on the fair value of the stock-based compensation at inception and amortized over the estimated service period but, in accordance with ASC 505-50, is remeasured on each reporting date until the performance commitment is complete. During the three months ended June 30, 2015, the Company recognized an expense for stock-based compensation to consultants of $0, compared to $0 during the same period in 2014, since no stock-based compensation was granted to consultants during the period.

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income and expense. Net other income for three months ended June 30, 2015 was $37,899, compared to the same period in 2014 of $104,606, for a decrease in other income of $66,707 (63.8%).

There was no interest income from interest bearing accounts for the three months ended June 30, 2015, or for the same period in 2014, due to low average daily cash balances in interest bearing accounts during the periods.

The components of non-operating items for the three months ended June 30, 2015, and the same period in 2014, and the variances include: (i) ) debt discount amortization costs in 2015 of $0 and $5,537 in 2014, or a decrease in expense of $5,537 (100.0%), (ii) interest expense in 2015 for short-term notes of $29,629, whereby $24,913 for the same period in 2014, or an increase of $4,716 (18.9%), (iii) income of $67,528 in 2015 for the revaluation of beneficial conversion feature of the outstanding debentures, compared to $135,056 in 2014, or a decrease in income of $67,528 (50.0%). Non-cash non-operating income included above for the three months ended June 30, 2015 was $67,528, compared to non-operating income of $129,519 for the same period in 2014, or a decrease in non-cash non-operating income of $61,991 (47.9%).

Net Loss and Net Loss per Common Share.  Net loss for three months ended June 30, 2015 was $188,786, compared to $127,628 for the same period in 2014, for an increase in net loss of $61,158 (47.9%). Net loss for the Company per common share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of shares outstanding. Net loss per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from contingently issuable shares (i.e. common stock purchase warrants and stock options issued and outstanding).

Reconciliation between the numerators and denominators of the basic EPS computations is as follows:

	Three Months Ended June 30
	2015	2014
Numerator:
Net loss	$ (188,786)	$ (127,628)

Denominator:
Weighted average common shares outstanding - basic	106,530,810	103,138,601

Net loss per common share:
Basic	$0.00	$0.00

Six months ended June 30, 2015 Compared to the six months ended June 30, 2014

The following analysis reflects the condensed consolidated results of operations of the Company and its subsidiaries.

Net Revenues. There were no revenues for six months ended June 30, 2015, or for the same period in 2014.

Cost of Sales.  There was no cost of sales for six months ended June 30, 2015, and the same period in 2014.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for six months ended June 30, 2015 of $446,302, decreased by $69,436 (13.5%), as compared to $515,738 for the same period in 2014. The table below details the components of selling, general and administrative expense, as well as the dollar and percentage changes for the six month period.

	Six Months Ended June 30
	2015	2014	$ Change	% Change
Payroll and related costs	$ 324,001	$ 389,489	$ (65,488)	(16.8)
Professional fees	64,214	43,228	20,986	48.5
Research and development costs	10,031	27,324	(17,293)	(63.3)
Other operating expenses	20,799	16,023	4,776	29.8
Depreciation and amortization	27,257	29,395	(2,138)	(7.3)
Stock-based compensation	-	10,279	(10,279)	(100.0)
Total	$ 446,302	$ 515,738	$ (69,436)	(13.5)

Payroll and related costs, which includes salaries, commissions, taxes and benefits, decreased $65,488 (16.8%), due to a reduction in full-time staff of $89,479, reduced by increased business development versus research and development activities of $20,991.  During 2015, the Company employed three full-time and one part-time employee, and during 2014, four full-time, one part-time employee.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees increased for the six months ended June 30, 2015 versus the same period last year by $20,986 (48.5%) due to: (i) a decrease of $13,014 for general consultants, legal counsel, accounting, and miscellaneous services and fees, and (ii) an increase in information technology consulting fees of $34,000.

Research and development (“R&D”) costs decreased for the six months ended June 30, 2015, compared to the same period last year by $17,293 (63.3%).  There were no research and development activities Signature Mapping TBDx™ during the three months ended June 30, 2015, or a reduction of $17,087 compared to the same period in 2014, and there were lower R&D costs in the first quarter of 2015 by $206.

Other operating expenses increased by $4,776 (29.8%) to $20,799 for the six months ended June 30, 2015, as compared to $16,023 for the same period in 2014. The increase is attributed to: (i) increased equipment purchases of $3,111, and (iii) increased administrative costs of $1,665.

Depreciation and amortization expense is determined on the straight-line method over the estimated useful life of the asset, which for equipment and furniture ranges from 3 to 10 years, and for intangible assets (patent acquisition costs capitalized) and are being amortized over the 20-year legal life of the patents.

Stock-based compensation, which represents a noncash expense category, is the amortization of the estimated fair value of stock-based compensation to employees, non-employee members of our Board of Directors, and consultants in lieu of cash compensation. Employee stock option expense for the 2015 and 2014 represents the amortization of the Black-Scholes fair value as outlined above in accordance with ASC 718-10.  ASC 718-10 requires the recognition of all share-based payments to employees or to non-employee directors, as compensation for service on the Board of Directors, as compensation expense in the consolidated financial statements. The amount of compensation is measured based on the estimated fair values of such stock-based payments on their grant dates, and is amortized over the estimated service period to vesting.  The Company issued stock-based compensation to management and other employees during 2013, and none during 2014 or 2015. During the six months ended June 30, 2015, the Company recognized an expense associated with employees, including its named executives, for stock-based compensation of $0, and $10,279 for the same period in 2014, or a decrease of $10,279 (100.0%).  Consulting expense for stock-based payments to consultants is based on the fair value of the stock-based compensation at inception and amortized over the estimated service period but, in accordance with ASC 505-50, is remeasured on each reporting date until the performance commitment is complete. During the six months ended June 30, 2015, the Company recognized an expense for stock-based compensation to consultants of $0, compared to $0 during the same period in 2014, since no stock-based compensation was granted to consultants during the period.

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income and expense. Net other income for six months ended June 30, 2015 was $37,899, compared to the same period in 2014 of $104,606, for a decrease in other income of $66,707 (63.8%).

There was no interest income from interest bearing accounts for the six months ended June 30, 2015, or for the same period in 2014, due to low average daily cash balances in interest bearing accounts during the periods.

The components of non-operating items for the six months ended June 30, 2015, and the same period in 2014,and the variances include: (i) ) debt discount amortization costs in 2015 of $0 and $15,541 in 2014, or a decrease in expense of $15,541 (100.0%), (ii) interest expense in 2015 for short-term notes of $48,074, whereby $43,358 for the same period in 2014, or an increase in interest expense of $4,716 (10.9%), (iii) income of $135,057 in 2015 for the revaluation of beneficial conversion feature of the outstanding debentures, compared to $270,113 in 2014, or a decrease in income of $135,056 (50.0%). Non-cash non-operating income included above for the six months ended June 30, 2015 was $135,057, compared to non-operating income of $254,572 for the same period in 2014, or a decrease in non-cash non-operating income of $119,515 (46.9%).

Net Loss and Net Loss per Common Share.  Net loss for six months ended June 30, 2015 was $359,319, compared to $304,524 for the same period in 2014, for an increase in net loss of $54,795 (18.0%). Net loss for the Company per common share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of shares outstanding. Net loss per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from contingently issuable shares (i.e. common stock purchase warrants and stock options issued and outstanding).

Reconciliation between the numerators and denominators of the basic EPS computations is as follows:

	Six Months Ended June 30
	2015	2014
Numerator:
Net loss	$ (359,319)	$ (304,524)

Denominator:
Weighted average common shares outstanding - basic	105,634,689	102,948,463

Net loss per common share:
Basic	$0.00	$0.00

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Six Months Ended June 30
Category	2015	2014
Net cash (used in) operating activities	$ (49,961)	$ (23,355)
Net cash (used in) investing activities	(25,516)	-
Net cash provided by financing activities	60,000	33,000
Net increase (decrease) in cash	$ (15,477)	$ 9,645

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2015, was $49,961, compared with net cash used in operating activities of $23,355 during the same period for 2014, or an increase in the use of cash for operating activities of $26,606 (113.9%). The increase in the use of cash is due to: (i) lower operating costs including, but not limited to a decrease in selling, general and administrative costs (other than depreciation and amortization, and stock based compensation) of $52,303 (10.1%), and (ii) offset by a net decrease in components of operating assets and liabilities of $78,909 (15.9%).

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 was $25,516, versus no investing activities for the same period in 2014.  The net increase in cash used in investing activities of $25,516 was for the purchase of equipment for our TBDx™ clinical evaluation activities in Vietnam of $21,816, and $3,700 for patent costs. The Company anticipates it will incur additional equipment costs during the current fiscal year ending December 31, 2015, as we continue the certification process of TBDx™ in other countries.

Net Cash Provided by Financing Activities

Proceeds from financing activities for the six months ended June 30, 2015 was $60,000, compared to $33,000 for the same period for 2014, or an increase in net cash provided by financing activities of $27,000 (81.8%).  Management is seeking, and expects to continue to seek to raise additional capital through equity or debt financings or bank borrowings, including through one or more equity or debt financings or bank borrowings to fund its operations, repay or repurchase its debentures, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

Cash

Our cash decreased during the six months ended June 30, 2015 by $15,477, compared to an increase in cash during the same period in 2014 of $9,645, or a decrease in cash of $25,122 (260.5%).  As outlined above, the decrease in cash for the current period in 2015 was the result of; (i) cash used in operating activities of $49,961, (ii) cash used in investing activities of $25,516, and (iii) cash provided by financing activities of $60,000.  The decrease in cash for the current period in 2014 was the result of; (i) cash used in operating activities of $23,355, (ii) no cash used in investing activities, and (iii) cash provided by financing activities of $33,000. The net change in cash for the six months ended June 30, 2015, as compared to the same period in 2014, was $25,122, and is the result of (i) an increase in cash used in operating activities of $26,606, (ii) an increase in investing activities of $25,516, and (iii) an increase in financing activities of $27,000.

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

	(unaudited)
Category	June 30, 2015	December 31, 2014
Cash	$ 18,484	$ 33,961

Current assets	20,308	36,285
Current liabilities	14,224,735	13,943,135
Working capital (deficit)	$ (14,204,427)	$ (13,906,850)

Cash is stated at cost, which approximates fair value, and consists of interest and noninterest bearing accounts at a bank.  Balances may periodically exceed federal insurance limits. The Company does not consider this to be a significant risk. The Company considers all highly liquid debt instruments with initial maturities of 90 days or less to be cash equivalents. There were no cash equivalents as of June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015, the Company had a working capital deficit of $14,204,427, compared to $13,906,850 at December 31, 2014, or an increase in working capital deficit of $297,577 (2.1%). As of June 30, 2015, the Company had cash of $18,484 as compared to $33,961 on December 31, 2014. The decrease in cash of $15,477 is the net result of our operating, investing and financing activities outlined above. For the six months ended June 30, 2015, current liabilities increased $281,600 (2.0%), with specific decrease in current liabilities of $135,057 for the revaluation of derivative liabilities related to the outstanding debentures, and specific increases in current liabilities of $213,149, including: (i) $34,551 for trade and accrued payables, (iv) $48,074 in accrued interest, and (iv) $334,032 for the continued accrual of unpaid wages and related expenses for all employees.

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

2006 through 2013 Short-Term Promissory Notes, Related Party

On October 18, 2006, the Company entered into a Loan Agreement with Mr. Michael W. Trudnak, our former deceased Chairman and Chief Executive Officer pursuant to which Mr. Trudnak loaned the Company $100,000. The Company issued a non-negotiable promissory note, dated effective October 18, 2006, to Mr. Trudnak in the principal amount of $100,000. The note is unsecured, non-negotiable and non-interest bearing. The note is repayable on the earlier of (i) six months after the date of issuance, (ii) the date the Company receives aggregate proceeds from the sale of its securities after the date of the issuance of the Note in an amount exceeding $2,000,000, or (iii) the occurrence of an event of default. The following constitute an event of default under the note: (a) the failure to pay when due any principal or interest or other liability under the loan agreement or under the note; (b) the material violation by us of any representation, warranty, covenant or agreement contained in the loan agreement, the note or any other loan document or any other document or agreement to which the Company is a party to or by which the Company or any of our properties, assets or outstanding securities are bound; (c) any event or circumstance shall occur that, in the reasonable opinion of the lender, has had or could reasonably be expected to have a material adverse effect; (d) an assignment for the benefit of our creditors; (e) the application for the appointment of a receiver or liquidator for us or our property; (f) the issuance of an attachment or the entry of a judgment against us in excess of $100,000; (g) a default with respect to any other obligation due to the lender; or (h) any voluntary or involuntary petition in bankruptcy or any petition for relief under the federal bankruptcy code or any other state or federal law for the relief of debtors by or with respect to us, provided however with respect to an involuntary petition in bankruptcy, such petition has not been dismissed within 30 days of the date of such petition.  In the event of the occurrence of an event of default, the loan agreement and note shall be in default immediately and without notice, and the unpaid principal amount of the loan shall, at the option of the lender, become immediately due and payable in full.  The Company agreed to pay the reasonable costs of collection and enforcement, including reasonable attorneys’ fees and interest from the date of default at the rate of 18% per annum. The note is not assignable by Mr. Trudnak without our prior consent. The Company may prepay the note in whole or in part upon ten days notice. On November 10, 2006, Mr. Trudnak extended the due date of the note to May 31, 2007.  Mr. Trudnak made an additional $24,000 loan to the company on June 25, 2008, and $5,000 on September 14, 2011, for cumulative outstanding loans of $129,000. The maturity date of the outstanding loans was extended multiple times during 2009 through 2014. On December 31, 2014, the outstanding loans were extended to December 31, 2015. The Company repaid an aggregate of $6,900 of the notes during 2010, an aggregate $33,100 during 2011, an aggregate of $8,500 during 2013, resulting in an outstanding balance at June 30, 2015 of $80,500.  The terms of the above transaction were reviewed and approved by the Company’s audit committee and by the independent members of our Board of Directors.  Upon the death of Mr. Trudnak on April 18, 2014, the notes became part of his estate and assigned to his spouse, Jean M. Trudnak.

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

As of June 30, 2015, an aggregate of $3,461,795 in principal amount of the Series A Debentures have been converted into 8,730,037 shares of common stock, an aggregate of $663,043 in interest amount have been converted into 2,675,576 shares of common stock, and an aggregate of 1,779,596 Series D Warrants have been exercised resulting in the issuance of 1,284,964 shares of common stock. Accordingly, as of June 30, 2015, an aggregate of $1,688,205 of principal amount of the debentures remain unconverted.

Our outstanding Series A 10% Convertible Debentures originally became due on November 7, 2008. On October 15, 2010, we entered into an agreement with our two remaining Series A Debenture holders to amend and effect a restructuring of the debentures that originally became due on November 7, 2008.  Under the amendment agreement, the Company and two debenture holders agreed: (i) to an extension of the maturity date of the debentures to June 30, 2011, (ii) that the $1,688,205 of outstanding principal amount will not bear interest from July 1, 2010 through the new maturity date, (iii) that, in exchange for the payment in cash of amounts of accrued but unpaid regular interest of approximately $638,163, and waived all additional interest and late fees, liquidated damages and certain other amounts due under the debentures (“Interest and Default Amounts”) the Company issued an aggregate of 2,552,653 shares of common stock, (iv) that all claims with regard to the payment of the Interest and Default Amounts and all prior events of default under the Debentures and breaches of any covenant, agreement, term or condition (“Defaults”) under our debentures and debenture transaction documents would be waived and the Company was released from any claims with respect to the Additional Interest and Late Fees of approximately $773,314, and Default Amounts of approximately $2,541,739, and prior Defaults Events, (v) to terminate the registration rights agreements between the Company and each debenture holder, and (vi) that the Company may force a conversion of the debentures if our common stock equals or exceeds certain price and volume conditions. There were no conversions of our debentures during 2014 or the six months ended June 30, 2015.

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

When an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of June 30, 2015 at approximately $337,641.  As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so.  The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

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

The Company had interest expense of $48,074, and $43,358, for the six months ended June 30, 2015, and the same period in 2014, respectively. Debt discount amortization costs of $0, and $15,541, for the six months ended June 30, 2015, and the same period in 2014, respectively

Additional Capital

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

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition, or results of operations as of June 30, 2015 and December 31, 2014.

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

As of June 30, 2015, the Company has outstanding trade and accrued payables of $1,826,743, other accrued liabilities of $290,478, and accrued salaries and related expenses due to our employees and management of $9,126,140. Also, the Company has an outstanding noninterest-bearing loan from its previous Chief Executive Officer of $80,500, and $807,500 short-term notes from a total of twenty (20) investors.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid. Therefore, the Company could be considered in default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We have been in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. When an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of June 30, 2015 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

As of June 30, 2015, we had a cash balance of $18,484.  Management believes these funds to be insufficient to fund our operations for the next twelve months absent any cash flow from operations or funds from the sale of our equity or debt securities. Currently, will require an aggregate of approximately we are spending or incurring (and accruing) expenses of approximately $150,000 per month on operations and the continued research and development of our 3i technologies and products, including with regard to salaries and consulting fees. Management believes that we will require an aggregate of approximately $1,800,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.  This assumes that holders of our outstanding debentures convert such debt into shares of our common stock or that we are able to extend the term of the debentures, of which there can be no assurance.  In the event we are unable to extend the term of the debentures beyond their new maturity date, the debenture holders do not convert such debt or require payment of principal, partially convert such debt, or effect the buy-in provision related to the debentures, we shall be required to raise additional financing.  Also, this assumes that we are able to continue to defer the amounts due to our employees for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

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

During the six months ended June 30, 2015, our total stockholders’ deficit increased by $299,319 to $13,870,115, and our consolidated net loss for the period was $359,319, compared to a net loss for the same period in 2014 of $304,524, or a decrease of $54,795 (18.0%).  Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Applied Visual Sciences’ insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

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

For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  Except as disclosed in Part I, Item 4, Controls and Procedures of this report, and in Note 2 of our 2014 Form 10-K, there have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the six-month period ended June 30, 2015.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our market risk is confined to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. There were no international revenues subject to such market risks during the six-month period ended June 30, 2015, although,, we may be exposed to foreign exchange rate fluctuations as the Company pursues revenue opportunities outside the United States. As exchange rates vary, results when translated may vary from expectations and adversely impact overall expected profitability. As of June 30, 2015, the Company’s foreign currency exposure is related to accounts payable trade in the amount of $30,371.

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

Based on this evaluation, and for reasons discussed below, the Certifying Officers determined that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the Reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure. On July 17, 2015, the Company filed its Annual Report on Form 10-K for the year ended December 31, 2014, which was due on March 31, 2015.  Also, on August 6, 2015, the Company filed its Quarterly Report on Form 10-Q for the period ended March 31, 2015, which was due on May 15, 2015.

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

As of June 30, 2015, the aggregate principal under our outstanding Series A Debentures was $1,688,205, which matured on June 30, 2011. Also, we have outstanding trade and accrued payables of $1,826,743, other accrued liabilities of $290,478, and accrued salaries due to our employees and management of $8,461,511, as well as accrued related payroll liabilities of $664,629.  Also, the Company has an outstanding noninterest-bearing loan from its former deceased Chief Executive Officer of $80,500, and $807,500 short-term notes from twenty (20) investors.  We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the outstanding principal in the event the debenture holders make a demand for payment; it may be more expensive and difficult to obtain additional financing; and we are more vulnerable to economic downturns.

We did not make timely payment of outstanding principal when due under our Series A Debentures, and failure to make such payment is an event of default under the debentures.  We have insufficient cash resources to repay the amounts due to our debenture holders.

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid. Therefore, the Company could be considered in default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. When an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of June 30, 2015 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

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

During the six months ended June 30, 2015, our total stockholders’ deficit increased by $299,319 to $13,870,115, and our consolidated net loss for the period was $359,319, compared to a net loss for the same period in 2014 of $304,524, or a decrease of $54,795 (18.0%).  Our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  Although we have obtained limited cash from certain financings, we continue to have outstanding loans from our previous chief executive officer of approximately $80,500, accrued and unpaid salaries of our two named executive officers and previous chief executive officer in the amount of $4,981,468, and to other employees of $3,480,043, and outstanding accounts payable to a previous consultant/director of the Company in the amount of $888,248. The Company currently employs three full-time, one part-time employee, and during 2014 employed four full-time, and one part-time employee who assisted the Company upon request.  The Company’s insolvency continues to increase the uncertainties related to its continued existence.  Also, in the event we are unable to pay our employees, we may continue to experience further employee attrition which could materially adversely affect our business and operations, including our ongoing research and development activities.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

Our certifying officers evaluated the effectiveness of our disclosure controls and procedures, and concluded that our disclosure controls were not effective for the period ending June 30, 2015, and December 31, 2014, and that we had certain weaknesses during those periods in our internal controls over timely reporting. Therefore, internal controls over timely reporting were ineffective as of the period covered by this Report.

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  The Certifying Officers designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is made known to management (including the Certifying Officers) by others within the Company, including its subsidiaries. We regularly evaluate the effectiveness of our disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly in our Forms 10-Q and annually in our Forms 10-K. In completing such reporting, we disclose, as appropriate, any significant change in our internal control over financial reporting that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  On July 17, 2015, the Company filed its Annual Report on Form 10-K for the year ended December 31, 2014, which was due on March 31, 2015.  Also, on August 6, 2015, the Company filed its Quarterly Report on Form 10-Q for the period ended March 31, 2015, which was due on May 15, 2015. Our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by such reports. Although the Certifying Officers have determined that our disclosure controls and procedures were not effective, management continues to believe that refinement to our disclosure controls and procedures is an ongoing progress. The Audit Committee believes the Company should continue the following activities: (a) additional education and professional development for the Company’s accounting and other staff on new and existing applicable SEC filing requirements, certain applicable SEC disclosure requirements, and the timing of the filing thereof, and (b) reviewing disclosure requirements, including Form 10-K and Regulation S-K disclosure requirements, SEC staff guidance and interpretations related thereto. While management is responsible for establishing and maintaining our disclosure controls and procedures and has taken steps to ensure that the disclosure controls are effective and free of “significant deficiencies” and/or “material weaknesses,” the ability of management to implement the remediation of such weaknesses and deficiencies and the inherent nature of our business and rapidly changing environment may affect management’s ability to be successful with this initiative.

Dilutive effect of conversion of Series A Senior Convertible Debentures, and the exercise of outstanding common stock purchase warrants, of which some carry a cashless exercise provision.

At June 30, 2015, an aggregate of 6,752,820 of our shares of our common stock issuable upon full conversion of our outstanding Series A Debentures.  The Company also has an aggregate of 18,360,260 of our shares issuable upon exercise of outstanding common stock purchase warrants that have an average exercise price of $0.26, of which approximately 5,143,973 warrants may be exercised pursuant to the cashless exercise provisions of such warrants and may be subsequently resold as “restricted securities” under the provisions of Rule 144 under the Securities Act.  Increased sales volume of the Company’s common stock could cause the market price of the Company’s common stock to drop.  Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

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

As of August 19, 2015, our directors, executive officers and the estate of our previous chief executive officer beneficially owned approximately 27.8% of our shares of common stock. Accordingly, our directors, executive officers, the estate of our previous chief executive officer, and most highly compensated employee are entitled to cast an aggregate of 12,713,534 votes on matters submitted to our stockholders for a vote or approximately 11.9% of the total number of votes entitled to be cast at a meeting of our stockholders. These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders. These matters would include the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may discourage or prevent someone from acquiring our business.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULT UNDER OUR SERIES A DEBENTURES

The principal amount of our outstanding Series A Debentures of $1,688,205 became due on July 1, 2011, and such amount was not paid. Therefore, the Company could be considered in default and may result in enforcement of the debenture holders’ rights and remedies under the debentures and applicable law.  We are in discussions with the debenture holders to re-negotiate the terms of the debentures, including the repayment or repurchase of the debentures and/or seek to extend their maturity date, although we have not reached any agreement with the debenture holders with regard to any such repayment, repurchase or extension.  Our ability to repay or repurchase the debentures is contingent upon our ability to raise additional financing, of which there can be no assurance.  Also, as a condition to any such extension, debenture holders may seek to amend or modify certain other terms of the debentures. When an event of default occurs under the debentures, the debenture holders may elect to require us to make immediate repayment of the mandatory default amount, which equals the sum of (i) the greater of either (a) 120% of the outstanding principal amount of the debentures, or (b) the outstanding principal amount unpaid divided by the conversion price on the date the mandatory default amount is either (1) demanded or otherwise due or (2) paid in full, whichever has the lower conversion price, multiplied by the variable weighted average price of the common stock on the date the mandatory default amount is either demanded or otherwise due, whichever has the higher variable weighted average price, and (ii) all other amounts, costs, expenses, and liquidated damages due under the debentures.  In anticipation of such election by the debenture holders, due to the nonpayment of principal amount on the due date of July 1, 2011, we measured the mandatory default at approximately $337,641 and subsequently on each balance sheet date, which is reflected in the carrying value of the debentures and also recognized as interest expense.  We remeasured the mandatory default amount as of June 30, 2015 at approximately $337,641. As of the date of this report, the debenture holders have not made an election requiring immediate repayment of the mandatory amount, although there can be no assurance they will not do so. The Company currently has insufficient funds to repay the outstanding amount in the event the debenture holders make a demand for payment.

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

Date: August 19, 2015